Form 10QSB
period 1996-03-31
APPLIED CELLULAR TECHNOLOGY INC
filed 1996-05-15
CIK 924642

                             UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                            FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934
                 For the Quarter ended March 31, 1996

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       EXCHANGE ACT
      For the transition period ------------- to ------------

                   Commission file number  -  33-93962

                APPLIED CELLULAR TECHNOLOGY, INC.
              (Exact name of Registrant as specified in its charter)

             MISSOURI                                     43-1641533
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification Number)

              Highway 160 & CC, Suite 3, Nixa, Missouri 65714
        (Address of principal executive offices)       (Zip Code)

                             (417) 865-8288
           (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes  X     No
  -----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

              2,309,516 Shares of Common Stock ($.001 par value)
                              (Title of Class)

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ----   ----



                            Page 1 of 40 Pages

                        APPLIED CELLULAR TECHNOLOGY, INC.

PART I:  Financial Information

             ITEM 1 - Financial Statements

             ITEM 2 - Management's discussion and analysis of financial condition and results of operations

PART II:  Other Information

             ITEM 6 - Exhibits and Reports on Form 8-K


                            Page 2 of 40 Pages

                               PART I


ITEM 1. FINANCIAL STATEMENTS:
        ---------------------


                            Page 3 of 40 Pages

                     INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Applied Cellular Technology, Inc.
Springfield, Missouri


We have reviewed the accompanying consolidated balance sheet of Applied Cellular Technology, Inc. and subsidiaries as of March 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the three month periods ended March 31, 1995 and 1996. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 8, 1996, we expressed an unqualified opinion on those consolidated financial statements.

In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



May 3, 1996

                          APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
                          --------------------------------------------------

                                        CONSOLIDATED BALANCE SHEET

                                           ASSETS
                                                                          DECEMBER 31,         MARCH 31,
                                                                                  1995              1996
                                                                     -------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                               $    125,469      $     32,281
  Accounts receivable                                                          522,548           704,328
  Unbilled receivables                                                         104,111           207,973
  Inventories                                                                  504,859           554,170
  Prepaid expenses                                                              51,840           129,752
  Note receivable - officer                                                     12,982            12,982
  Note receivable - Cadkey, Inc.                                                87,057            89,438
- ----------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                 1,408,866         1,730,924

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                           138,489           157,604

INVESTMENT IN CADKEY, INC. COMMON STOCK                                        652,081           672,271

NOTE RECEIVABLE - CADKEY, INC.                                                 292,627           269,279

GOODWILL                                                                       906,626           883,008

PURCHASED COMPUTER SOFTWARE                                                    667,443           758,971

OTHER ASSETS                                                                   140,035           199,223
- ----------------------------------------------------------------------------------------------------------
                                                                          $  4,206,167      $  4,671,280
==========================================================================================================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                           $     29,999      $    211,100
  Notes payable - officers                                                     280,095           215,151
  Capital lease obligation - current                                            23,360            23,912
  Accounts payable                                                             564,692           650,311
  Accrued expenses                                                             105,146           133,822
- ----------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                            1,003,292         1,234,296
- ----------------------------------------------------------------------------------------------------------
LONG-TERM LIABILITIES
  Capital lease obligation                                                      19,251            35,996
- ----------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                               57,002            76,476
- ----------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock:
    Authorized 10,000,000 shares of $.001 par value; issued and outstanding 2,267,749 shares at December 31, 1995 and
      2,309,516 at March 31, 1996                                                2,268             2,310
  Additional paid-in capital                                                 3,358,072         3,496,263
  Retained earnings (deficit)                                                 (233,718)         (174,061)
- ----------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                           3,126,622         3,324,512
- ----------------------------------------------------------------------------------------------------------
                                                                          $  4,206,167      $  4,671,280
==========================================================================================================

- ----------------------------------------------------------------------------------------------------------
See the accompanying review report and notes to consolidated financial statements.                  Page 2

                                 APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- ----------------------------------------------------------------------------------------------------------------------------
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1995 AND 1996


                                      PREFERRED STOCK           COMMON STOCK      ADDITIONAL      RETAINED           TOTAL
                                  ----------------------- ----------------------     PAID-IN      EARNINGS   STOCKHOLDERS'
                                    SHARES       AMOUNT      SHARES      AMOUNT      CAPITAL      (DEFICIT)         EQUITY
                                  ------------------------------------------------------------------------------------------

BALANCE - JANUARY 1, 1995           20,000     $200,000   1,336,750      $1,337   $1,075,287     $(487,760)     $  788,864

NET INCOME                              --           --          --          --           --        29,409          29,409

ISSUANCE OF COMMON STOCK                --           --      37,037          37      159,177            --         159,214

ISSUANCE OF RESTRICTED COMMON STOCK     --           --     200,000         200      499,800            --         500,000
- ----------------------------------------------------------------------------------------------------------------------------
BALANCE - MARCH 31, 1995            20,000     $200,000   1,573,787      $1,574   $1,734,264     $(458,351)     $1,477,487
============================================================================================================================


BALANCE - JANUARY 1, 1996               --     $     --   2,267,749      $2,268   $3,358,072     $(233,718)     $3,126,622

NET INCOME                              --           --          --          --           --        59,657          59,657

ISSUANCE OF COMMON STOCK                --           --       8,273           8       25,148            --          25,156

ISSUANCE OF COMMON STOCK - IN
  ACQUISITION OF PURCHASED SOFTWARE     --           --      33,494          34       92,076            --          92,110

50% OF PRINCIPAL PAYMENTS RECEIVED
  ON NOTE RECEIVABLE - CADKEY, INC.     --           --          --          --       20,967            --          20,967
- ----------------------------------------------------------------------------------------------------------------------------
BALANCE - MARCH 31, 1996                --     $     --   2,464,516      $2,310   $3,496,263     $(174,061)     $3,324,512
============================================================================================================================

- ----------------------------------------------------------------------------------------------------------------------------
See the accompanying review report and notes to consolidated financial statements.                                    Page 3

                             APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
                             --------------------------------------------------

                                    CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                  FOR THE THREE
                                                                              MONTHS ENDED MARCH 31,
                                                                              ----------------------
                                                                                  1995          1996
                                                                              ----------------------
REVENUES
  Programming services                                                    $     58,368    $      156,947
  Hardware products                                                             90,217           769,437
  Software licensing revenue                                                    72,373            49,342
  Packaged software                                                                 --           234,465
  Other revenue                                                                  1,878            23,043
- ----------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                           222,836         1,233,234
- ----------------------------------------------------------------------------------------------------------

DIRECT COSTS
  Costs of programming services                                                 60,371           118,605
  Costs of hardware products                                                    60,283           485,421
  Costs of software licensing revenue                                           33,353            11,920
  Costs of packaged software sales                                                  --           131,691
  Other costs                                                                       --               500
  Royalty expense                                                                1,122                --
- ----------------------------------------------------------------------------------------------------------
      TOTAL DIRECT COSTS                                                       155,129           748,137
- ----------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                    67,707           485,097
- ----------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Marketing and sales                                                            7,196           135,457
  Administrative                                                                49,355           303,060
- ----------------------------------------------------------------------------------------------------------
      TOTAL OPERATING EXPENSES                                                  56,551           438,517
- ----------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                11,156            46,580

EQUITY IN CADKEY, INC.                                                          19,142            20,190

INTEREST INCOME                                                                     --            20,669

INTEREST EXPENSE                                                                  (889)           (8,308)
- ----------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES
  AND MINORITY INTEREST                                                         29,409            79,131

PROVISION FOR INCOME TAXES                                                          --                --
- ----------------------------------------------------------------------------------------------------------
INCOME BEFORE MINORITY INTEREST                                                 29,409            79,131

MINORITY INTEREST                                                                   --           (19,474)
- ----------------------------------------------------------------------------------------------------------
NET INCOME                                                                $     29,409    $       59,657
==========================================================================================================
NET INCOME PER COMMON SHARE                                               $        .02    $          .03
==========================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                                1,541,637         2,313,721
==========================================================================================================


- -----------------------------------------------------------------------------------------------------------
See the accompanying review report and notes to consolidated financial statements.                   Page 4

                         APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
                         --------------------------------------------------

                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          FOR THE THREE
                                                                      MONTHS ENDED MARCH 31,
                                                                ---------------------------------
                                                                         1995              1996
                                                                ---------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $   29,409      $     59,657
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                                     3,545            83,416
      Equity in Cadkey, Inc.                                          (19,142)          (20,190)
      Minority interest                                                    --            19,474
      Change in assets and liabilities:
        Increase in accounts receivable                              (129,373)         (181,780)
        Increase in unbilled receivables                                   --          (103,862)
        Increase in inventories                                            --           (49,311)
        Increase in prepaid expenses                                  (46,848)          (77,912)
        Increase in due from employees                                 (1,317)               --
        Increase in customer deposit                                    6,617                --
        Increase in accounts payable and accrued
          expenses                                                     68,156           114,295
- -------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                 (88,953)         (156,213)
- -------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in notes receivable - related party                         (1,330)               --
  Payments received on note receivable - Cadkey, Inc.                      --            20,967
  Increase in other assets                                            (15,500)          (38,508)
  Payments for equipment, computer software
    and leasehold improvements                                         (9,585)           (7,941)
  Payments for costs related to asset acquisitions                         --           (41,671)
- -------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                 (26,415)          (67,153)
- -------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net amounts received (paid) on notes payable                        (34,550)          181,101
  Payments on capital lease obligations                                (1,083)           (7,103)
  Decrease in notes payable - officers                                     --           (64,944)
  Issuance of common stock                                            159,214            21,124
- -------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             123,581           130,178
- -------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                         8,213           (93,188)

CASH - BEGINNING OF PERIOD                                              2,651           125,469
- -------------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                               $   10,864      $     32,281
=================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                    $      889      $      8,308
- -------------------------------------------------------------------------------------------------
  Noncash investing and financing activities (Note 18)
- -------------------------------------------------------------------------------------------------


- -------------------------------------------------------------------------------------------------
See the accompanying review report and notes to consolidated financial statements.         Page 5

             APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1995 AND MARCH 31, 1996




1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Tech Tools, Inc. and ACT Financial Corp. which were formed in November 1994 and April 1995, respectively, and its majority-owned subsidiaries, Atlantic Systems, Inc. and Elite Computer Services, Inc., in which an 80% interest was acquired by the Company in August 1995 and September 1995, respectively. All significant intercompany investments, transactions and account balances have been eliminated in consolidation.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. The estimated losses are based on historical collection experience coupled with a review of the current status of the existing receivables.

      UNBILLED RECEIVABLES

      The Company records an unbilled receivable to account for salary expenses and certain other expenses that apply to customer projects not yet billed.


- -------------------------------------------------------------------------------
                                                                         Page 6

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


      INVENTORIES

      The Company's inventories consist mainly of new and used computers, computer parts and software. The inventory is valued at the lower of cost or market, determined by the FIFO (first-in, first-out) method.
      The Company closely monitors its inventory and analyzes it for potential obsolescence and slow-moving items based upon the aging of the inventory listing and the inventory turns by product. The Company will provide an allowance for obsolete inventory if deemed necessary from the analysis.

      EQUIPMENT AND LEASEHOLD IMPROVEMENTS
      Equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed using straight-line and accelerated methods. The assets are depreciated and amortized over periods ranging from three to five years.

      ORGANIZATION COSTS

      Organization costs, such as legal fees and incorporation costs, are capitalized and amortized over five years.

      LOAN FEES

      Loan fees are capitalized using the straight-line amortization method over the life of the loan.

      INVESTMENT IN COMMON STOCK

      The Company acquired a 29% interest in Cadkey, Inc. in December 1994. The Company accounts for this investment using the equity method. The resulting goodwill is being amortized straight-line over 7 years.

      The Company's policy for making on-going determinations of the net realizable value for the investment in Cadkey, Inc. includes receiving quarterly unaudited financial statements and annual audited financial statements that management uses as an integral part of its on-going assessment. The Company analyzes the investee's ability to generate sufficient net income to provide an equity in the earnings of Cadkey, Inc. in an amount that exceeds the amount of goodwill amortization recorded for the period of the Company's books. Management also conducts an on-going review of readily available industry statistics and compares these results to the investee company's results to assess the investee company's operating performance relative to other industry participants and to assess the on-going prospects for the investee company's industry as a whole.


- -------------------------------------------------------------------------------
                                                                         Page 7

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



      NOTE RECEIVABLE - CADKEY, INC.

      The Company's policy for making on-going determinations of the net realizable value of the note receivable from Cadkey, Inc. is not only to review the overall performance of Cadkey, Inc. as discussed within the Investment in Common Stock footnote, but also to closely monitor the note repayment schedule agreed to by Cadkey, Inc. in order to assess the continuing likelihood of repayment and the on-going net realizable value of the Cadkey, Inc. note. The carrying value of the note receivable has been reduced by 50%, as a result of the discounting of the value of the shares exchanged to acquire the note receivable because of the restricted nature and the limited market of those common shares.

      GOODWILL

      The goodwill resulting from the purchase of 80% ownership in Atlantic Systems, Inc. and Elite Computer Services, Inc. is being amortized over 10 years.

      The Company's policy for making on-going determinations of the net realizable value of the goodwill is to monitor the net income of Atlantic Systems, Inc. and Elite Computer Services, Inc. and to determine if the expected income levels over the remainder of the 10 year amortization period would exceed the carrying value of the goodwill. If impairment of the goodwill appears likely, a reduction in the carrying value would be recorded at that time.

      PURCHASED COMPUTER SOFTWARE

      Purchased computer software is stated at cost less accumulated
      amortization.   The purchased computer software is at the stage of
      technological feasibility which is considered to have occurred when a product design and working model of the software product have been completed and the completeness of the working model and its consistency with the product design have been confirmed by testing. Amortization is computed over the greater of current revenues divided by the total of expected revenues or straight-line over the number of years of expected revenue. The straight-line life is determined to be 5 years. The "Databoss" computer software purchased by Tech Tools, Inc. in November 1994 has been amortized beginning in July 1995 when it was available for release to customers. Amortization began for the software acquired from Baler Software Corporation in August 1995 at the date of its acquisition. Amortization began for the software acquired from Quality Solutions, Inc. in February 1996 at the date of its acquisition.


- -------------------------------------------------------------------------------
                                                                         Page 8

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


      REVENUE RECOGNITION

      For programming, consulting and software licensing services, the Company recognizes revenue based on the percent complete for fixed fee contracts, with the percent complete being calculated as either the number of direct labor hours in the project to date divided by the estimated total direct labor hours or based upon the completion of specific task orders. It is the Company's policy to record contract losses in their entirety in the period in which such losses are foreseeable. For non-fixed fee jobs, the revenue is recognized based on the actual direct labor hours in the job times the standard billing rate and adjusted to realizable value if necessary. For product sales, the Company recognizes revenue upon shipment. There are no significant post contract support obligations at the time of revenue recognition. The Company's accounting policy regarding vendor and post-contract support obligations is according to the customers contract, billable upon the occurrence of the post-sale support.

      The Company does not experience many product returns, and therefore, Company management is of the opinion that no allowance for sales returns is necessary. The Company has no obligation for warranties on hardware sales, because the warranty is given by the manufacturer. The Company does not offer a warranty policy for their services to customers.

      PROPRIETARY SOFTWARE IN DEVELOPMENT

      In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detail program design to product specifications and has been reviewed for high-risk development issues, or to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization of computer software costs is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the estimated useful life of the product. The straight-line life is determined to be 5 years. Amortization began in 1996 when the products were ready for release to the general public. Amortization expense on proprietary software in development amounted to $2,954 for the three months ended March 31, 1996.


- -------------------------------------------------------------------------------
                                                                         Page 9

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

      NET INCOME PER COMMON SHARE

      Net income per common share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of convertible preferred stock and common stock issuable upon exercise of stock option and warrants (using the treasury stock method). Under the rules of the Securities and Exchange Commission, common stock issued by the Company during the 12-month period prior to the initial public offering and stock options granted during the same period, that had an exercise price that was less then the IPO price, have been included in the calculation of common and common equivalent shares using the treasury stock method as if they were outstanding for all applicable periods (pre IPO periods only).

      INCOME TAXES

      Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of goodwill, investment in 29% owned company, equipment and leasehold improvements, and net operating loss carryforwards for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

      The Company and its subsidiaries file consolidated tax returns. Income taxes are paid by the parent company and allocated to each subsidiary through intercompany charges.


2.    OPERATIONS

      Applied Cellular Technology, Inc. was incorporated in May 1993 under its former name, Great Bay Acquisition Company. On May 21, 1993, Great Bay Acquisition Company acquired the assets of Axcom Computer Consultants, Inc. Effective September 1993, Great Bay Acquisition Company changed its name to Axcom Information Technology, Inc. and became the sole subsidiary of Great Bay Technology Group, Inc. Effective March 1994, Axcom Information Technology, Inc. changed its name to Applied Cellular Technology, Inc. The Company is a software development and services company and has applied technologies in tailored solutions for a number of major American corporations. The Company's market is primarily retail, manufacturing and distribution firms and its operations are conducted from the home office in Missouri, with customers throughout the United States.

- -------------------------------------------------------------------------------
                                                                        Page 10

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


      In November 1994, the Company formed a subsidiary, Kedwell International, Inc. by issuing 180,000 shares at $1.25 of its $.001 par value common stock. The subsidiary purchased software in exchange for its 180,000 shares of Applied Cellular Technology's common stock valued at $1.25 per share and for the issuance of 120,000 warrants at no value as described in Note 17. Effective April 1995, Kedwell International, Inc. changed its name to Tech Tools, Inc. Tech Tools, Inc. is a software development and services company. The Company's office is located in New Hampshire, with customers throughout the United States.

      During 1994, the Company acquired 570,712 shares of Cadkey, Inc., a software technology company, in exchange for 456,570 shares of its $.001 par value common stock valued at $1.25 per share, resulting in a 29% investment in this company.

      During April 1995, the Company formed a subsidiary, ACT Financial Corp., which acts as a holding company.

      In August 1995, Tech Tools, Inc. purchased software and certain other related assets and liabilities of Baler Software Corporation in exchange for the issuance of 113,009 shares of common stock of Applied Cellular Technology, Inc.

      Additionally, in August 1995, the Company issued 124,066 shares of its common stock in exchange for an 80% investment in Atlantic Systems, Inc., a software support company mainly for the liquor industry, with its office located in New Jersey and customers throughout the United States.

      In September 1995, the Company issued 102,160 shares of its common stock in exchange for an 80% investment in Elite Computer Services, Inc., a distributor of computer parts, with its office located in New Jersey and customers throughout the United States.

      The acquisitions of Atlantic Systems, Inc. and Elite Computer Services, Inc. have been accounted for using the purchase method. The results of operations of the acquired companies are included in the accompanying financial statements since the dates of acquisition.

      In February 1996, the Company issued 33,494 shares of its common stock in exchange for software and certain other related assets and liabilities of Quality Solutions, Inc.


- -------------------------------------------------------------------------------
                                                                        Page 11

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

3.    NOTE RECEIVABLE - OFFICER

      The note is unsecured, bears interest at the prime lending rate and is due on demand.

4.    NOTE RECEIVABLE - CADKEY, INC.

      The note is unsecured and bears interest at 10.5%. Principal and interest payments of $20,483 are due monthly, with the final payment due October 1, 1999.

      The note is valued as follows:

                                                                        DECEMBER 31,          MARCH 31,
                                                                                1995              1996
                                                                     -----------------------------------
Shares issued (200,000 x $5.00)                                          $ 1,000,000       $ 1,000,000
50% discount given to shares issued (Note 17)                               (500,000)         (500,000)
- --------------------------------------------------------------------------------------------------------
Original carrying value of the note receivable                               500,000           500,000
50% of principal payments received                                           120,316           141,283
- --------------------------------------------------------------------------------------------------------
                                                                             379,684           358,717
Current portion                                                              (87,057)          (89,438)
- --------------------------------------------------------------------------------------------------------
Long-term portion                                                        $   292,627       $   269,279
========================================================================================================

      The 200,000 shares of stock issued were restricted as to voting rights.

      Due to the 50% reduction in the face value of the note, as payments are received, 50% of the amounts are credited to the note receivable and the remaining 50% to paid-in capital.

5.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Equipment and leasehold improvements consist of:

                                                                        DECEMBER 31,         MARCH 31,
                                                                                1995              1996
                                                                     -----------------------------------
Furniture, fixtures and equipment                                          $ 180,630         $ 181,272
Computer equipment                                                            66,909            69,345
Leased vehicles                                                              113,210           141,664
Leasehold improvements                                                         1,087             1,087
- --------------------------------------------------------------------------------------------------------
                                                                             361,836           393,368
Less:  Accumulated depreciation and
  amortization                                                               223,347           235,764
- --------------------------------------------------------------------------------------------------------
                                                                           $ 138,489         $ 157,604
========================================================================================================


- -------------------------------------------------------------------------------
                                                                        Page 12

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

      Included above are vehicles acquired under capital lease obligations in the amount of $113,210 and $141,664 at December 31, 1995 and March 31, 1996, respectively. Related accumulated depreciation amounted to $42,777 and $50,550 at December 31, 1995 and March 31, 1996, respectively.

      Depreciation and amortization charged against income amounted to $3,049 and $13,226 for the three months ended March 31, 1995 and March 31, 1996, respectively.


6.    INVESTMENT IN CADKEY, INC. COMMON STOCK

      Investment in Cadkey, Inc. common stock consists of:

                                                                        DECEMBER 31,         MARCH 31,
                                                                                1995              1996
                                                                     -----------------------------------
Original investment:
Investment in Cadkey, Inc. common stock                                    $ 500,025         $ 500,025
Goodwill                                                                      70,688            70,688
- --------------------------------------------------------------------------------------------------------
                                                                             570,713           570,713
Additional costs of acquisition                                                6,686             6,686
Equity in income of Cadkey, Inc.                                              86,668           109,383
- --------------------------------------------------------------------------------------------------------
                                                                             664,067           686,782
Less:  Amortization of goodwill                                               11,986            14,511
- --------------------------------------------------------------------------------------------------------
                                                                           $ 652,081         $ 672,271
========================================================================================================

      The original investment was calculated as follows:

Shares issued (456,670 x $2.50)                                                  $ 1,141,425
50% discount given to shares issued (Note 17)                                       (570,712)
                                                                              ----------------
                                                                                 $   570,713
                                                                              ================


- -------------------------------------------------------------------------------
                                                                        Page 13

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

      Equity in income of Cadkey, Inc. consists of:

                                                                          FOR THE THREE     FOR THE THREE
                                                                           MONTHS ENDED      MONTHS ENDED
                                                                         MARCH 31, 1995    MARCH 31, 1996
                                                                     --------------------------------------
Equity in income of Cadkey, Inc.                                               $ 21,667         $  22,715
Amortization of goodwill                                                         (2,525)           (2,525)
                                                                     --------------------------------------
                                                                               $ 19,142         $  20,190
                                                                     ======================================

      See Note 14 for summarized financial information of Cadkey, Inc.


7.    GOODWILL

      Goodwill consists of:

                                                                        DECEMBER 31,         MARCH 31,
                                                                                1995              1996
                                                                     -----------------------------------
Shares issued in the Atlantic Systems, Inc.
  80% purchase (124,066 x $5.50)                                          $  682,363        $  682,363
Shares issued in the Elite Computer Services, Inc.
  80% purchase (102,160 x $8.94)                                             913,310           913,310
50% discount given to shares issued (Note 17)                               (797,836)         (797,836)
- --------------------------------------------------------------------------------------------------------
Net value of shares issued                                                   797,837           797,837
Additional costs of acquisitions                                             173,682           173,682
80% of net book value of companies acquired                                  (26,825)          (26,825)
Accumulated amortization                                                     (38,068)          (61,686)
- --------------------------------------------------------------------------------------------------------

Carrying value                                                            $  906,626        $  883,008
========================================================================================================

      Amortization expense amounted to $23,618 for the three months ended March 31, 1996.


- -------------------------------------------------------------------------------
                                                                        Page 14

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


8.    PURCHASED COMPUTER SOFTWARE

      Purchased computer software consists of:

                                                                        DECEMBER 31,         MARCH 31,
                                                                                1995              1996
                                                                     -----------------------------------
Shares issued in the purchase of the Baler
  Software Corporation net assets
  (113,009 x $5.125)                                                      $  579,171        $  579,171
Shares issued in the purchase of the Databoss
  software (180,000 x $2.50)                                                 450,000           450,000
Warrants issued in the purchase of the
  software (120,000 x $1.50)                                                 180,000           180,000
Shares issued in the purchase of the Quality
  Solutions Software (33,494 x $5.50)                                             --           184,217
50% discount given to the shares issued
  (Note 17)                                                                 (514,586)         (606,694)
100% discount given to the warrants issued
  (Note 17)                                                                 (180,000)         (180,000)
                                                                     -----------------------------------
Net value of shares issued                                                   514,585           606,694
Additional costs of acquisitions                                             217,500           259,171
Accumulated amortization                                                     (64,642)         (106,894)
                                                                     -----------------------------------
Carrying value                                                            $  667,443        $  758,971
                                                                     ===================================

      Amortization expense amounted to $42,252 for the three months ended March 31, 1996.

      The additional costs of acquisitions include any cash payments according to the acquisition agreements plus costs for investment banking services, legal services and accounting services, that were essential costs in acquiring these assets.



- -------------------------------------------------------------------------------
                                                                        Page 15

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

9.    NOTES PAYABLE

      Notes payable consist of:

                                                               DECEMBER 31,            MARCH 31,
                                                                       1995                 1996
                                                           ---------------------------------------
Elite Computer Services, Inc., $100,000 line of
credit - bank, secured by accounts receivable
and inventories and bears interest at the prime
rate plus 2%, due on demand                                        $ 29,999            $      --

ACT Financial, note payable, unsecured, bears
interest at 8%, due on demand                                            --              151,019

Applied Cellular Technology, Inc., note payable
- - related party, $500,000 line of credit,
unsecured, bears interest at 7%, due on demand                           --               60,081
- --------------------------------------------------------------------------------------------------
                                                                   $ 29,999            $ 211,100
==================================================================================================

      Interest expense on the notes payable amounted to $642 and $5,337 for the three months ended March 31, 1995 and 1996, respectively.

      The weighted average dollar amount of borrowings for the year ended December 31, 1995 was $79,979 and $9,890 for the three months ended March 31, 1996. The weighted average interest rate paid was 9% for the year ended December 31, 1995 and 10.5% for the three months ended
      March 31, 1996.


10.   NOTES PAYABLE - OFFICERS

      The notes are non-interest bearing, unsecured and are due on demand. Imputed interest has been recorded at a market rate of 7%.


- -------------------------------------------------------------------------------
                                                                        Page 16

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


11.   CAPITAL LEASE OBLIGATIONS

      Future payments for capital lease obligations are as follows:

                                                  DECEMBER 31,        MARCH 31,
YEAR                                                      1995             1996
- ---------------------------------------------------------------------------------
1996                                                  $ 28,337         $    N/A
1997                                                    15,750           30,640
1998                                                     8,489           20,445
1999                                                        --           11,774
2000                                                        --            6,116
2001                                                        --            6,116
- ---------------------------------------------------------------------------------
Total minimum lease payments                            52,576           75,091
Less:  Amount representing interest                      9,965           15,183
- ---------------------------------------------------------------------------------
Capital Lease Obligation                                42,611           59,908
Less: current maturities                                23,360           23,912
- ---------------------------------------------------------------------------------
Long-term Capital Lease Obligation                    $ 19,251         $ 35,996
=================================================================================

      Interest expense on the capital leases amounted to $247 and $2,971 for the three months ended March 31, 1995 and 1996, respectively.


12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

      CASH AND CASH EQUIVALENTS

      The carrying amount approximates fair value because of the short maturity of those instruments.

      ACCOUNTS RECEIVABLE AND UNBILLED RECEIVABLES

      The carrying amounts approximate fair value.

      NOTE RECEIVABLE - OFFICER

      The carrying amount approximates fair value because the stated interest rate fluctuates with market rates.


- -------------------------------------------------------------------------------
                                                                        Page 17

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

      NOTE RECEIVABLE - CADKEY, INC.

      The carrying value of the note approximates fair value because the interest rate of the note approximates the current rate that the Company could receive on a similar note, and also because this agreement was renegotiated in the current year.

      NOTE PAYABLE - LINE OF CREDIT

      The carrying amount approximates fair value because the stated interest rate fluctuates with current market rates.

      NOTES PAYABLE - OFFICERS

      The carrying amount approximates fair value as the interest being charged is at a current market rate.

      ACCOUNTS PAYABLE

      The carrying amount approximates fair value.

      Estimated fair values of the Company's financial instruments, all of which are held for nontrading purposes, are as follows:

                                                     DECEMBER 31, 1995          MARCH 31, 1996
                                               -------------------------  ------------------------
                                                    CARRYING        FAIR    CARRYING        FAIR
                                                      AMOUNT       VALUE      AMOUNT       VALUE
                                               -------------------------- ------------------------
Cash and cash equivalents                         $  125,469  $  125,469    $ 32,281    $ 32,281
Accounts receivable and
  unbilled receivables                               626,659     626,659     912,301     912,301
Note receivable - officer                             12,982      12,982      12,982      12,982
Note receivable - Cadkey, Inc.                       379,684     379,684     358,717     358,717
Notes payable                                        (29,999)    (29,999)   (211,100)   (211,100)
Notes payable - officers                            (280,095)   (280,095)   (215,151)   (215,151)
Accounts payable                                    (564,692)   (564,692)   (650,311)   (650,311)

      The estimated fair value amounts presented herein have been determined using available market information and appropriate valuation methodologies and are not necessarily indicative of the amount the Company could realize in a current market exchange.


- -------------------------------------------------------------------------------
                                                                        Page 18

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


13.   INCOME TAXES

      The Company has computed its income tax provision in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS109"), which was effective for 1993 and years thereafter.

      The provision for income taxes includes current taxes and deferred taxes computed on the temporary differences in the basis of certain assets and liabilities between financial statement and income tax reporting purposes. The principal source of deferred income taxes as of December 31, 1995 and March 31, 1996 consists of differences in the basis of goodwill and an investment in a 29%-owned company.

      The provision for income taxes consists of:

                                                          MARCH 31,
                                                 -------------------------
                                                        1995        1996
                                                 -------------------------
Current taxes at statutory rates                   $   6,000    $ 23,800
Current taxes covered by net
  operating loss carryforward                         (6,000)    (23,800)
- --------------------------------------------------------------------------
Current income tax provision                              --          --
Deferred income taxes                                     --          --
- --------------------------------------------------------------------------
                                                   $      --    $     --
==========================================================================

      The components of the deferred tax asset (liability) are as follows:

                                                DECEMBER 31,   MARCH 31,
                                                        1995        1996
                                            ------------------------------
DEFERRED TAX ASSET (LIABILITY)
  Goodwill basis difference                        $  28,000   $  18,500
  Cadkey, Inc. investment basis difference           (23,000)    (28,500)
  Equipment and leasehold improvements
    basis differences                                 (5,000)     (4,400)
  Net operating loss carryforward                     30,000       4,700
  Valuation allowance                                (30,000)     (9,700)
- --------------------------------------------------------------------------
NET DEFERRED TAX ASSET                             $      --   $      --
==========================================================================

      SFAS109 requires a valuation allowance be recorded when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." At December 31, 1995 and March 31, 1996, the Company had elected to record a valuation allowance of $30,000 and $9,700, respectively, to offset the deferred tax asset.


- -------------------------------------------------------------------------------
                                                                        Page 19

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

      The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

                                                            MARCH 31,
                                                    ----------------------
                                                        1995        1996
                                                    ----------------------
                                                           %           %
                                                    ----------------------
Statutory rate                                            33          33
Surtax exemptions                                        (18)         --
State income taxes                                         5           7
                                                    ----------------------
                                                          20          40
                                                    ======================

      Under the carryforward provisions of the Internal Revenue Code and applicable state income tax law, the Company has available for future periods the following carryforwards:

                                                        YEAR      YEAR OF
                                                    INCURRED  EXPIRATION      AMOUNT
                                                 -------------------------------------
Net operating loss                                      1994        2009    $ 95,000
                                                                          ============

      The net operating loss available of $95,000 is the amount remaining from December 31, 1995 available for 1996.


14.   SUMMARIZED FINANCIAL INFORMATION OF CADKEY, INC.

      The summarized financial information of Cadkey, Inc. (a 29%-owned company) as of the fiscal years ending October 31, 1994 and 1995 is as follows:

                                                        1994                    1995
                                              ----------------------------------------
Current assets                                   $ 3,293,000             $ 2,334,000
Noncurrent assets                                    966,000                 586,000
Current liabilities                                3,795,000               2,198,000
Noncurrent liabilities                             1,000,000                 615,000
Stockholders' Equity (Deficit)                      (536,000)                107,000

Net sales                                         13,922,000              10,372,000
Cost of goods sold                                 3,054,000               2,128,000
Gross profit                                      10,868,000               8,244,000
Income (loss) from continuing operations          (1,084,000)                266,000
Net income (loss)                                 (2,374,000)                266,000


- -------------------------------------------------------------------------------
                                                                        Page 20

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

      The unaudited net income of Cadkey, Inc. for the three months ended January 31, 1996 was approximately $78,800. Applied Cellular Technology, Inc.'s 29% equity in Cadkey, Inc. recorded for the three months ended March 31, 1996 amounted to $22,715.


15.   COMMITMENTS

      The Company was obligated to pay a royalty to Axon Investments, Inc., formerly Axcom Computer Consultants, Inc., in the amount of 2% of gross collected revenues for 120 months beginning July 1, 1993. This royalty agreement was terminated in July 1995. Royalty expense amounted to $1,122 for the three months ended March 31, 1995.

      The Company has contracted with a registered broker-dealer to receive financial consulting and investment banking services through September 1996. The Company must pay the broker-dealer $5,000 each month in the form of cash or in the form of shares of capital stock.

      Applied Cellular Technology, Inc. is obligated under a one-year lease for its office space, expiring June 1996. Tech Tools, Inc. is obligated under a one-year lease for its office space, expiring April 1996. Elite Computer Services, Inc. is obligated under a five-year lease for its office space, expiring May 1996. Atlantic Systems, Inc. is obligated under a three-year lease for its office space, expiring December 1998.

YEAR                        AMOUNT
- ------------------------------------
1997                     $  47,545
1998                        35,100
1999                        27,000
- ------------------------------------
                         $ 109,645
====================================

      Rent expense amounted to $4,324 and $27,045 for the three months ended March 31, 1995 and 1996, respectively.

      In September 1995, the Company entered into two employment contracts with officers of Elite Computer Services, Inc. which call for services to be provided for a period of two years, and total annual salaries of $180,000.


- -------------------------------------------------------------------------------
                                                                        Page 21

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

      In February 1996, the Company entered into two employment contracts with officers of Atlantic Systems, Inc. which call for services to be provided for a period of three years, at annual salaries of $50,000 for each officer with an additional bonus based on 25% of quarterly earnings before income taxes in excess of $58,400 not to exceed $50,000 to each officer.

      In February 1996, the Company entered into an employment contract with an officer of Quality Solutions, Inc. for a period of three years with an annual salary of $60,000, and an additional bonus based on 10% of gross profit of all sales closed during the fiscal year to be paid in the form of common shares of the Corporation. Upon issuance of these shares, officer's compensation expense will be recorded based on the number of shares issued times the market price of the shares. An additional bonus may be earned in the first year of service, on sales from $200,000 to $450,000, with a maximum amount being paid of $25,000.


16.   PROFIT SHARING PLAN

      Elite Computer Services, Inc. has a qualified, noncontributory 401(k) plan for all eligible employees. The Company contributes, at its discretion, up to 15% of the participant's annual compensation. Profit sharing expense amounted to $4,565 for the three months ended March 31, 1996.

      Atlantic Systems, Inc. has a qualified, noncontributory 401(k) plan for all eligible employees. The amount of the employer contribution is determined annually by the employer at its discretion. There was no employer contribution for the three months ended March 31, 1996.


17.   STOCKHOLDERS' EQUITY

      The Board of Directors approved a 420-for-1 stock split effective March 1994. The Board of Directors also approved an increase in the number of authorized shares of common stock to 10,000,000, with par value of .0024 per share, and authorized the issuance of 20,000 shares of redeemable preferred stock, par value $10 per share. In April 1994, the Articles of Incorporation were amended to change the par value to $.001 per common share. The preferred stock shares were to be redeemable by the Company at any time but were required to be redeemed by the Company at such time as it had received a cumulative total of $500,000 in funding or capitalization through private placement, warrant exercise, public offering or any other such means excluding lines of credit or revenue from sales and excluding funds received from the sale of said preferred stock.


- -------------------------------------------------------------------------------
                                                                        Page 22

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

      Subsequently the terms of the preferred stock were changed to five-year, noncumulative, 6% redeemable shares with the dividend and redemption solely at the option of the Board of Directors of Applied Cellular Technology, Inc.

      In March 1994, the Company received $200,000 from an investor for the preferred stock mentioned above.

      In 1995 the Company redeemed the preferred shares and issued 11,765 shares of common stock and paid the preferred shareholder $147,392.

      Effective March 1994, the Company authorized the issuance of common stock purchase warrants as follows: 200,000 A warrants exercisable at a rate of 1 warrant plus $4.75 to purchase one share of common stock and 200,000 B warrants exercisable at 1 warrant plus $20 to purchase one share of common stock and 45,000 class C warrants exercisable for a period of three years from the date of issuance at the rate of 1 warrant plus $1.50 for one share of common stock. Both the A & B purchase warrants are effective for a period of 4 years from the date of issuance and shall be callable with 30 days notice for a price of $.001 per warrant.

      The Company declared a dividend to the shareholders of record effective March 21, 1994. Said dividend was in the form of A and B common stock purchase warrants. The dividend was at a rate of one A and one B warrant for each .305 shares of common stock owned.

      In March 1994, the Company entered into an agreement with Pratt, Wylce & Lords, Ltd. ("Pratt"), for services to be provided in connection with the registration (Note 19) and other consulting services. In March 1994, the Company issued 86,500 shares to Pratt. The shares were issued at the fair value as of the date of issuance in direct payment for services related to the registration.


- -------------------------------------------------------------------------------
                                                                        Page 23

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

      In November 1994, 120,000 redeemable E warrants were issued as part of the acquisition of software by Tech Tools, Inc. No value was attributed to these warrants because the exercise price significantly exceeded the fair value of the underlying common shares. Each warrant can be exercised, at any time subsequent to Applied Cellular Technology's market price reaching $7.50 per share, to acquire one common share of Applied Cellular Technology, Inc. at the price of $5.00 per common share, or one redeemable class A convertible preferred share of Tech Tools, Inc. at the price of $5.00, or, if Tech Tools, Inc. becomes a public company, into an amount equal to 40% of its total outstanding common shares. Tech Tools, Inc.'s preferred stock pays a cumulative dividend, compounded annually, of 8% of the aggregate value of $600,000. The preferred stock has cash redemption rights five years after issuance at the option of the holder. The redemption price is $5.00 per preferred share. In August 1995, the Class E warrants were redeemed for 120,000 shares of Applied Cellular Technology, Inc.

      In December 1994, 300,000 class F warrants were authorized for issuance. The class F warrants shall be exercisable for a period of five years from the date of issuance and shall be exercisable at the rate of 1 warrant plus $2.50 for each common share.

      In March 1995, restricted common stock was issued to purchase a note receivable. The Company issued 200,000 common shares at a market price of $5.00 with a 50% discount, due to the limited market of the common shares, bringing the value down to $2.50 each. The stock was restricted as to voting rights until the bid price per share equaled or exceeded $7.50 for a period of 48 hours or more, which occurred in the third quarter of 1995. Due to this discount, 50% of all principal payments being received are recorded as additional paid-in capital. This amount was $120,316 and $20,967 for 1995 and the three month period ended March 1, 1996, respectively.

      In August 1995, 350,000 class H warrants were authorized for issuance. The class H warrants shall be exercisable for a period of 5 years from the date of issuance and shall be exercisable at the rate of 1 warrant plus $4.75 for each common share.


- -------------------------------------------------------------------------------
                                                                        Page 24

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

      On August 4, 1995, the Company acquired software and related net assets of Baler Software Corporation (Baler) in exchange for the payment of debt of $14,000, the issuance of 88,009 shares of the Company's common stock for full payment of $451,046 debt of Baler's secured creditors, and the issuance of 25,000 shares of the Company's common stock to one of Baler's shareholders, in payment for the acquired software and certain other assets and liabilities. The then current market trading value of $5.125 a share has been discounted by 50% due to limited market of the common shares, resulting in a value of $2.56 a share.

      On August 9, 1995, the Company issued 124,066 shares of its common stock in exchange for an 80% investment in Atlantic Systems, Inc. The then current market trading value of $5.50 a share has been discounted by 50% due to the limited market of the shares, resulting in a value of $2.75 a share.

      On September 6, 1995, the Company issued 102,160 shares of its common stock in exchange for an 80% investment in Elite Computer Services, Inc. The then current market trading value of $8.94 a share has been discounted by 50% due to the limited market of the shares, resulting in a value of $4.47 a share.

      In January 1996, the Board of Directors authorized the issuance of 450,000 class I warrants to certain shareholders and officers. The warrants will be exercisable for a period of five years from the date of issuance at the rate of one warrant plus $2.87.

      In February 1996, Atlantic Systems, Inc. purchased a liquor store software package (with exclusive rights to sell and support the software, hardware and software support contracts with current customers) and certain equipment from Quality Solutions, Inc., in consideration for cash of $40,784 and 33,494 shares of common stock of Applied Cellular Technology, Inc. The then current market trading value of $5.50 a share has been discounted by 50% due to the limited market of the shares, resulting in a value of $2.75 a share.

      In March 1996, the Company entered into an agreement to purchase 80% of Burling Instruments, Inc., in exchange for 9,000 shares of 8% preferred stock, at $100 per share, of Applied Cellular Technology, Inc. The purchase will be recorded at 80% of the book value of Burling Instruments, Inc. at the time of acquisition. This value is approximately $400,000, therefore the shares will be valued at $44.91 per share. The Company will also pay cash of $57,600. The agreement is contingent upon the buyers approval for the authorization of issuance of the preferred shares.


- -------------------------------------------------------------------------------
                                                                        Page 25

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


18.   SUPPLEMENTAL CASH FLOW INFORMATION

      The Company had the following noncash investing and financing activities:

      In March 1995, the Company acquired a note receivable from Cadkey, Inc. in exchange for the issuance of 200,000 restricted shares of its common stock valued at $2.50 each.

      The Company recorded their 29% equity in Cadkey, Inc. which amounted to $103,250 and $22,715 for the three months ended March 31, 1995 and 1966, respectively.

      In February 1996, Atlantic Systems, Inc. purchased a liquor store software package (with exclusive rights to sell and support the software, hardware and software support contracts with current customers) and certain equipment from Quality Solutions, Inc., in consideration for cash of $40,784 and 33,494 shares of common stock of Applied Cellular Technology, Inc. at $5.50 per share.


19.   STOCK REGISTRATION

      During 1994, the Company completed a registration regarding distribution of its shares of common stock to shareholders of Pratt, Wylce & Lords, Ltd., a consultant to the Company. Additionally, the Company registered on behalf of the selling shareholders 192,851 shares of common stock, 200,000 class A warrants, 200,000 class B warrants and 45,000 class C warrants. The class A warrants are exercisable into one common share at the purchase price of $4.75 and the class B warrants are exercisable into one common share at the purchase price of $20. The class A and class B warrants shall be effective for a period of four years from the date of issuance and shall be redeemable by the Company at $.001 per class A or class B warrant upon thirty day's notice. The class C warrants were to be exercisable for a period of three years from the date of issuance at the rate of one warrant plus $1.50 for one share of common stock. The class C warrants were exercised in December 1994 for $67,500.

      In connection with this registration, the Company incurred $249,722 in stock registration costs for the year ended December 31, 1994.

      The Company is in the process of registering on Form SB-2, 1,000,000 shares of common stock, 300,000 common shares to be issued upon exercise of the class F warrants, and 1,459,301 common shares being registered on behalf of the selling security holders.


- -------------------------------------------------------------------------------
                                                                        Page 26

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

20.   RESTATEMENT

      The Company has restated its balance sheet at March 31, 1995 to reflect the adjustment of the acquisition price of computer software acquired by Tech Tools, Inc. in exchange for 180,000 shares of its common stock and for the issuance of 120,000 warrants. In addition, the Company has adjusted the value of the acquisition of its 29% investment in Cadkey, Inc. obtained through issuance of 456,570 shares of common stock.

      The shares and warrants in connection with these acquisitions were originally valued at $5 each resulting in recorded acquisition amounts of $2,282,850 for Cadkey, Inc. and $1,500,000 for the purchased software (Databoss). In light of prevailing market values of $2.50 to $2.75 per share during the fourth quarter of 1994 and with consideration of a 50% discount due to the limited market which existed for the shares at that date, the Company has restated the valuation to $1.25 per share. No value was given to the warrants because the exercise price exceeded the $1.25 value.

      The restatement results in a reduction of the purchase price of the computer software by $1,275,000 to $225,000 and the investment in Cadkey, Inc. by $1,712,137 to $570,713 with corresponding reduction in additional paid-in capital totalling $2,987,137.


21.   PROFORMA INFORMATION (UNAUDITED)

      The following pro forma balance sheet of Applied Cellular Technology, Inc. and subsidiaries at March 31, 1996 gives effect to the probable acquisition of Burling Instruments, Inc. as if it was effective at March 31, 1996. The statement gives effect to the acquisition under the purchase method of accounting and the assumptions in the accompanying notes to the pro forma financial statements.

      The following pro forma consolidated statement of operations of Applied Cellular Technology, Inc. and subsidiaries for the three months ended March 31, 1996 gives effect to the probable acquisition of Burling Instruments, Inc. as if it were effective at January 1, 1996. The statement gives effect to the acquisition under the purchase method of accounting and the assumptions in the accompanying notes to the pro forma financial statements.


- -------------------------------------------------------------------------------
                                                                        Page 27

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

In March 1996, the Company entered into an agreement, pending final shareholder approval for the authorization of the preferred shares of the buyer, to purchase 80% of Burling Instruments, Inc. in exchange for 9,000 shares of 8% preferred shares, $100 per share, of Applied Cellular Technology, Inc. The investment will be recorded at book value and therefore there will be no goodwill. Based on the book value of Burling Instruments, Inc. at February 29, 1996 (within two months of the proforma acquisition date of January 1, 1996) the value of the shares would be $44.91 per share for a total value of $404,204. Other acquisition costs for this transaction have been capitalized in the amount of $57,600.

The pro forma statements may not be indicative of the results that would have occurred if the acquisitions had been effective on the dates indicated or of the results that may be obtained in the future. The proforma statements should be read in conjunction with the financial statements and notes thereto of the Company.

                                          PRO FORMA CONSOLIDATED BALANCE SHEET
                                                 (UNAUDITED)

                                                                    PRO FORMA ADJUSTMENTS
                                                                    ---------------------
                                                          AS
                                                    REPORTED     BURLING                         PRO FORMA
                                                   MARCH 31, INSTRUMENTS                         MARCH 31,
                                                        1996   INC. <F1>                              1996
                                               -------------------------------------------------------------
Current assets                                   $ 1,686,279   $ 792,865   $ (57,600) <F2>     $ 2,421,544
Equipment and leasehold improvements                 157,604      25,838          --               183,442
Investment in Cadkey, Inc common stock               672,271          --          --               672,271
Note receivable - Cadkey, Inc.                       269,279          --          --               269,279
Goodwill                                             883,008          --          --               883,008
Purchased computer software                          758,971          --          --               758,971
Other assets                                         199,223      20,881          --               220,104
- ------------------------------------------------------------------------------------------------------------
    Total Assets                                 $ 4,626,635   $ 839,584   $ (57,600)          $ 5,408,619
============================================================================================================
Current liabilities                              $ 1,234,296   $ 225,739   $      --           $ 1,460,035
Capital lease obligations                             35,996          --          --                35,996
Minority interest                                     76,476          --     115,451 <F3>          191,927
Common stock                                           2,310       1,075      (1,075)<F4>            2,310
Preferred stock                                           --          --     404,204 <F5>          404,204
Additional paid-in capital                         3,451,618     373,925    (373,925)<F6>        3,451,618
Retained earnings                                   (174,061)    238,845    (202,255)<F7>         (137,471)
- ------------------------------------------------------------------------------------------------------------
    Total Liabilities And
      Stockholders' Equity                       $ 4,626,635   $ 839,584   $ (57,600)          $ 5,408,619
============================================================================================================
Common shares outstanding                          2,309,516                                     2,309,516
============================================================================================================


- -------------------------------------------------------------------------------
                                                                        Page 28

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


                                     PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                                 (UNAUDITED)

                                                                  PROFORMA ADJUSTMENTS
                                                             ---------------------------
                                                                  BURLING
                                                          AS  INSTRUMENTS                     PRO FORMA
                                                    REPORTED         INC.                     MARCH 31,
                                                   MARCH 31,  (UNAUDITED)                          1996
                                                        1996         <F8>                   (UNAUDITED)
                                              -----------------------------------------------------------
Net Revenues                                     $ 1,233,234  $  430,264    $     --        $ 1,663,498
Direct costs                                         748,137     290,644          --          1,038,781
- ---------------------------------------------------------------------------------------------------------
Gross profit                                         485,097     139,620          --            624,717
Operating expenses                                   438,517     157,540          --            596,057
- ---------------------------------------------------------------------------------------------------------
Operating income (loss)                               46,580     (17,920)         --             28,660
Equity in income of Cadkey, Inc.                      20,190          --          --             20,190
Interest income                                       20,669          --          --             20,669
Interest expense                                      (8,308)     (2,689)         --            (10,997)
Dividend expense                                          --          --     (18,000)  <F9>     (18,000)
Minority interest                                    (19,474)         --       4,122  <F10>     (15,352)
Provision for income tax                                  --          --          --                 --
- ---------------------------------------------------------------------------------------------------------
Net income (loss)                                $    59,657  $  (20,609)   $(13,878)       $    25,170
=========================================================================================================
Net Income Per Common Share                      $      0.03                                $      0.01
=========================================================================================================
Weighted Average Number Of
  Common Shares Outstanding                      $ 2,313,721                                $ 2,313,721
=========================================================================================================

Note A: The Pro Forma Balance Sheet gives effect to the following pro forma adjustments:

  <F1>    Represents the March 31, 1996 balance sheet of Burling
          Instruments, Inc. that would have been consolidated with the Company if the acquisition would have taken place on March 31, 1996.

  <F2>    Represents the cash paid by Applied Cellular Technology, Inc. in the acquisition transaction of Burling Instruments, Inc.

  <F3>    Represents the original interest of the 20% minority ownership.

  <F4>    Represents the elimination of the common stock of Burling
          Instruments, Inc.

  <F5>    Represents the 9,000 shares of preferred stock, at $44.91, exchanged for the 80% interest in Burling Instruments, Inc.

  <F6>    Represents the elimination of the additional paid in capital of
          Burling Instruments, Inc.

  <F7>    Represents the elimination of the retained earnings of Burling
          Instruments, Inc.


- -------------------------------------------------------------------------------
                                                                        Page 29



APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

Note B: The Pro Forma Consolidated Statement of Operations gives effects to the following pro forma adjustments:

  <F8>    Represents the results of operations of Burling Instruments, Inc.
          for the three months ended March 31, 1996 that would have been consolidated with the Company if the acquisition would have taken place on December 31, 1995.

  <F9>    Represents the first quarter expense for the dividends that will be paid on the 8% preferred stock issued in the Burling Instruments, Inc. acquisition (9,000 x $100 x 8% x 3/12).

  <F10>   Represents the minority interest on the earnings (losses) of
          Burling Instruments, Inc. for the three months ended March 31, 1996 of $(20,609).

- -------------------------------------------------------------------------------
                                                                        Page 30

                     APPLIED CELLULAR TECHNOLOGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
AND RESULTS OF OPERATIONS.
- --------------------------

TRENDS AND UNCERTAINTIES. The Company has tried to eliminate the major variables of interest rates and operating expense. However, as the Company has little or no control as to the demand for its products and services, inflation and changing prices could have a material effect on the future profitability of the Company.

The Company had previously conducted negotiations for the purchase of Cra-Tek Industrial Controls & Electric. The Company considered the acquisition to be more probable than not. The Company had hoped to acquire eighty percent of the fully diluted and outstanding classes of all authorized and outstanding shares of Cra-Tek in exchange for restricted common shares of the Company with demand registration rights. Cra-Tek conducts its operations in a 5,000 square foot building at 3650 51st Avenue in Sacramento, California. The Cra-Tek acquisition negotiations were terminated, due to the fact that Cra-Tek did not receive necessary Board approval for the purchase by the Company. There can be no assurance that the Company will not expend its efforts and funds in the future to pursue other acquisitions which may prove unsuccessful.

The Company's lease in Nixa, Missouri expires at June 30, 1996, Elite's lease expires on May 31, 1996 and Burling's lease expires on August 31, 1996. The Company intends to negotiate a smaller space for probably less rent at the same office complex. At the current time, Elite and Burling have conducted preliminary discussions with its current lessor and, based on those discussions, do not anticipate a higher lease rate upon renewal. In all three of these locations, there are many other lease opportunities at different facilities at similar rates. The Company does not anticipate that there shall be any material impact on its cashflow due to the expiration of these leases and current cashflow is sufficient to continue to pay the lease amounts.

CAPITAL RESOURCES AND SOURCE OF LIQUIDITY. The Company currently has no material commitments for capital expenditures. The Company currently has a negative cash flow from investing activities, and operating activities, however, the Company has positive cash flow from financing activities which is sufficient to cover the Company's working capital needs on a short-term basis.

The Company registered outstanding Common Shares and Class A, B and C Warrants on behalf of selling securityholders. To date, the Company received a total of $943,046 from the exercise of its Class A Warrants and $67,500 from the exercise of its Class C Warrants. These proceeds shall be used to increase operations, to develop new products and for working capital.

For the three months ended March 31, 1995, the Company had an increase in notes receivable - related party of $1,330. The Company had an increase in other assets of $15,500. Payments for equipment, computer software and leasehold improvements were made in the amount of $9,585. Net cash used in investing activities for the three months ended March 31, 1995 was $26,415.

For the three months ended March 31, 1996, the Company applied $20,967 of receipts to the note receivable from Cadkey, Inc. The Company had an increase in other assets of $38,058. Payments for equipment, computer software and leasehold improvements were made in the amount of $7,941. Payments for acquisitions in the amount of $41,671 were made. Net cash used in investing activities for the three months ended March 31, 1996 was $67,153.

                            Page 34 of 40 Pages

For the year ended December 31, 1995, the Company had a decrease in notes receivable - shareholder of $108,437. Payments were received on the note receivable from Cadkey, Inc. of $240,632. The Company had an increase in other assets of $107,958. Payments for equipment, computer software and leasehold improvements were made in the amount of $40,199. The Company had payments for costs of 80% acquisitions (net of cash balances acquired) of $183,208 and had payments for costs of the acquisitions of $119,355. The Company made payments on its notes payable - officers of $86,849. Net cash used in investing activities for the year ended December 31, 1995 was $100,793.

For the year ended December 31, 1994, the Company experienced an increase in deposits of $450. However, an officer of the Company repaid $2,832 of the principal and interest due on a loan received from the Company. The Company loaned Great Bay Technology, Inc., an affiliated company an additional $90,058 so that the affiliate could pursue negotiations on acquisitions which may eventually be assigned to the Company. Payments for equipment and computer software were made in the amount of $14,923. Net cash used in investing activities for the year ended December 31, 1994 was $102,559.

For the three months ended March 31, 1995, the Company paid $1,083 on its capital lease obligation. The issuance of common stock resulted in an increase of $159,214 in additional paid-in capital and common stock. The Company paid net amounts of $34,550 on notes payable. All of the above resulted in $123,581 net cash provided by financing activities for the three months ended March 31, 1995. These monies were used to continue and increase operations.

For the three months ended March 31, 1996, the Company received funds on new notes payable in the amount of $181,101. The Company paid $7,103 on its capital lease obligations. The Company had a decrease in notes payable officers of $64,944. The issuance of common stock resulted in an increase of $21,124 in additional paid in capital and common stock. All of the above resulted in $130,178 net cash provided by financing activities for the three months ended March 31, 1996.

The Company had an agreement with a bank for a line of credit of up to $150,000. The agreement calls for interest to be charged at 8% and is secured by an officer's personal property. The line of credit expired on July 6, 1995 and the Company decided not to renew said line of credit. The Company had an outstanding balance of $137,047 and $0.00 at December 31, 1994 and December 31, 1995, respectively. For the year ended December 31, 1995, the Company paid $171,048 on all lines of credit and $15,318 on its capital lease obligation.
The issuance of common stock resulted in $516,778 in additional paid-in capital. The redemption of its Class A preferred stock by Daniel E. Penni Trust resulted in a decrease in cash flow of $147,392. All of the above resulted in $96,171 net cash provided by financing activities for the year ended December 31, 1995. These monies were used to continue and increase operations.

The Company did have a line of credit for Elite Computer Systems, Inc. which was acquired September 8, 1995 which was $29,999 at December 31, 1995. Subsequent to year end, the line of credit was paid off and terminated.

On a long term basis, liquidity is dependent on increased revenues from operations, additional infusions of capital and debt financing. The Company believes that additional capital and debt financing in the short term will allow the Company to increase its marketing and sales efforts and thereafter result in increased revenue and greater liquidity in the long term. The Company believes that its increased revenue from operations in addition to proceeds received from this offering, if any, will result in sufficient working capital and liquidity in the long term. However, there can be no assurance that the Company will be able to obtain additional equity or debt financing in the future, if at all.

    Plan of Operation. The Company plans to increase its current revenues and net earnings by two measures. One is to use the Company's current industry knowledge to expand sales in high-tech areas, the other is to acquire businesses within similar industries that have a history of profitable operations and are managed by skilled owners or professional managers.

                            Page 35 of 40 Pages

The current operating divisions of the Company generated approximately $2,335,999 in revenues in the fiscal year 1995 and are projected to generate approximately $5,500,000 in 1996. The Company's operating divisions are in market segments, computer software and hardware, that are growing. No external matters in the industry have occurred that have effected the Company in an adverse way. The Company has not experienced any labor difficulties or any other internal impediments.

The nature of the Company's business, computer software development and distribution and the marketing of purchased computer hardware and hardware components, do not require any significant ongoing capital expenditures, only increases in working capital. Any proceeds utilized from the sale of the common shares registered in this offering would be used primarily to fund the increased working capital needs of the existing affiliated companies and to retire some existing debt. If the registration was unsuccessful, management would pursue lines of credit and increase the factoring arrangement (90% of receivables under 60 days) at the Company or it may pursue a private sale of its preferred stock. Management plans to establish a factoring arrangement for TechTools, Inc. and a line of credit for Atlantic Systems, Inc. if required.

Additional acquisitions by the Company could increase the revenue base. Management intends to pursue a registration of 2,000,000 common shares in 1996 for the express purpose of acquiring three or four companies that would be strategic additions to the existing core companies or divisions. The acquisitions are part of the Company's strategy to build a major international software, manufacturing and technology business through strategic, consolidating acquisitions. The acquisition strategy of the Company is to acquire companies at favorable prices with steady cash flows. The Company plans to increase profits through the projected gross margin objectives of 40-45% for hardware and 80-85% for software products. Broadened product lines will allow each division to increase its customer base, which will result in an increase in earnings. The Company's objective to increase profitability of each division is to continue growth through 1) acquisition of established successful business with above average expansion or growth potential 2) internal expansion of existing businesses 3) introduction of new products into existing sales channels and 4) the development of new ventures and expanded market opportunities for existing products.

The equity investment in Cadkey has no effect on the Company's cash flow and, consequently, does not have any effect on the Company's ability to survive.

For the three months ended March 31, 1995, the Company had a negative cash flow from operations of $88,953. This was mainly due to an increase in accounts receivable ($129,373) and prepaid expenses ($46,848). The preliminary estimate for 1996 indicates that the Company's performance should be able to obtain a positive cash flow in the second quarter of 1996 and that its cash flow needs can be met through current operations along with the issuance of its common stock. Management's assessment of future performance is limited to projections based on current conditions and does not include any uncertainties which may arise. Potential investors should not attribute undue certainty to management's assessment. Management does not intend to furnish updated projections.

For the three months ended March 31, 1996, the Company had a negative cash flow from operations of $156,213. This was mainly due to an increase in accounts receivable and an increase in unbilled receivables.

RESULTS OF OPERATIONS:

Services, sales, fees, licensing and other revenue increased to $1,233,234 for the three months ended March 31, 1996 from $222,836 for the three months ended March 31, 1995 mainly due to the Company's recent acquisitions which resulted in an increase in revenue from the sale of hardware products from $90,217 for the three months ended March 31, 1995 to $769,437 for the three months ended March 31, 1996 and packaged software sales of $234,465 compared to $0.00 for the three

                            Page 36 of 40 Pages
months ended March 31, 1995 (received as a result of one of the recent acquisitions). Software licensing revenue decreased from $72,373 for the three months ended March 31, 1995 to $49,342 for the three months ended March 31, 1996 due to its change in its business focus as described above and increased operations.

Direct costs increased from $155,129 for the three months ended March 31, 1995 to $748,137 for the three months ended March 31, 1996 due to costs related mainly to hardware products ($485,421) packaged software sales ($131,691), costs of programming services ($118,605) and costs of software licensing revenue ($11,920) while operating expenses increased from $56,551 to $438,517 (mainly from an increase in administrative expenses from $49,355 to $303,060 and marketing and sales expenses from $7,196 to $135,457 for the same periods).
This resulted in operating income of $46,580 for the three months ended March 31, 1996 compared to operating income of $11,156 for the three months ended March 31, 1995. Programming services provided 26.19% of the total revenue for the three months ended March 31, 1995 as compared to 12.73% for the three months ended March 31, 1996 due to the Company's change in business focus. Direct costs comprised 69.62% of total revenue for the three months ended
March 31, 1995 as compared to comprising 60.66% for the same period in 1996.
The decrease in the direct cost to revenue percentage is due to the Company's change in business focus and its recent acquisitions. The Company received revenue of approximately $1,233,234 in the first quarter of 1996 and the Company expects the revenue level will continue in the second quarter of 1996, and the Company will continue its marketing efforts to obtain increased revenues.

Service, sales, fees, licensing and other revenue increased to $2,335,999 for the year ended December 31, 1995 from $322,769 for the year ended December 31, 1994 mainly due to the Company's recent acquisitions which resulted in an increase in revenue from the sale of hardware products from $102,661 to $1,281,101 for year ended December 31, 1995 and packaged software sales of $417,600 (received as a result of one of the recent acquisitions). Software licensing revenue increased from $29,582 for the year ended December 31, 1994 to $151,229 for the year ended December 31, 1995 due to its change in its business focus as described above and increased operations.

Direct costs increased from $269,868 for the year ended December 31, 1994 to $1,121,571 for the year ended December 31, 1995 due to costs related mainly to hardware products ($676,838) packaged software sales ($94,746), costs of programming services ($271,174) and costs of software licensing revenue ($74,306) while operating expenses increased from $533,046 to $943,144 (mainly from an increase in administrative expenses from $421,864 to $596,308 and marketing and sales expenses from $83,326 to $346,836 for the same periods). This resulted in operating income of $271,284 for the year ended December 31, 1995 compared to an operating loss of $(480,145) for the year ended December 31, 1994. Programming services provided 57.11% of the total revenue for the year ended December 31, 1994 as compared to 18.96% for the year ended December 31, 1995 due to the Company's change in business focus. Direct costs comprised 83.61% of total revenue for the year ended December 31, 1994 as compared to comprising 48.01% for the same period in 1995. The decrease in the direct cost to revenue percentage is due to the Company's change in business focus and its recent acquisitions. The Company received revenue of approximately $2,335,999 in fiscal year 1995 and the Company expects the revenue level will continue in the first quarter of 1996, and the Company will continue its marketing efforts to obtain increased revenues.

Revenues from the Company's operations decreased significantly in fiscal year 1994 from 1993. Total Revenue was $322,769 for the year ended December 31, 1994 as compared to $410,346 for the year ended December 31, 1993 for the combined results of Axcom and

                            Page 37 of 40 Pages
the Company for the year. Programming services revenue decreased from $349,456 for the year ended December 31, 1993 to $184,335 for the year ended December 31, 1994, respectively. The decrease in programming services revenue was due entirely to a strategy direction decision by the Company to market, through alternative channels, its Compliance Plus proprietary software and to acquire other third party proprietary software products, moving away from custom programming and consulting. Although programming services decreased, revenue from hardware products increased from $52,106 in fiscal year 1993 to $102,661 in fiscal year 1994 and software licensing revenue increased from $3,256 in fiscal year 1993 to $29,582 in fiscal year 1994. These increases were due to the change of focus of the Company's business operations to marketing and sales of cellular data technology hardware and vertically-focused, proprietary software rather than general-purpose computer hardware and accounting/inventory control systems. As of December 31, 1994, the Company experienced a decrease in accounts receivable from December 31, 1993 of $19,528, an increase in prepaid expenses of $13,780 and an increase in accounts payable and accrued expenses of $54,062. These all related to the Company's attempt to increase operations after the acquisition of Axcom Computer Consultants, Inc. The Company also experienced an increase in unbilled receivables of $3,001 which represents work in process comprised of work for hire software services. Under the terms of the preliminary agreement with the customer, these items are not billable until the delivery date is formalized. All of the above items resulted in net cash used in operating activities of $(284,983) for the period ended December 31, 1994.

The Company is seeking to reduce its operating expenses while increasing its customer base and operating revenues. The Company is focusing on decreasing administrative costs, however, these amounts have increased as a result of the purchase of the software "DataBoss" in November, 1994 by the Corporation's subsidiary Tech Tools, Inc. and the other acquisitions by the Company. Additionally, increased marketing expenses will probably occur in future periods as the Company attempts to further increase its marketing and sales efforts.

Pro Forma Consolidated Results of Operations. Giving effect to the probable
- ---------------------------------------------
acquisition of Burling Instruments, Inc. As of January 1, 1996, the proforma March 31, 1996 net revenues increased to $1,663,498 for the three months ended March 31, 1996 compared to $1,233,234 for that same period if the acquisitions had not occurred as of January 1, 1996. Direct Costs increased from $485,097 for the three months ended March 31, 1996 to $1,038,781 for the three months ended March 31, 1996 giving effect to the probable acquisition. As a result, gross profit for the three months ended March 31, 1996 was $485,097 compared to the proforma amount of $624,717 for the same period. Operating expenses increased from $438,517 to $596,057 for the three months ended March 31, 1996 giving effect to the acquisitions. Dividend expense in the amount of $18,000 had to be expensed in the proforma income statement for the three months ended March 31, 1996 giving effect to the probable acquisition, and recording the 8% preferred stock dividend. Net income decreased from $59,657 to $25,170 for the three months ended March 31, 1996 giving effect to the probable acquisition.

                            Page 38 of 40 Pages

                       APPLIED CELLULAR TECHNOLOGY, INC.

                                  PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a) Exhibits (numbered in accordance with Item 601 of
            Regulation S-K)

            None

        (b) Reports on Form 8-K

            None


                            Page 39 of 40 Pages

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            /s/ Garrett Sullivan
Date: May 15, 1996                          ------------------------------
                                            Garrett Sullivan, President



                            Page 40 of 40 Pages