Form 10QSB
period 1996-06-30
APPLIED CELLULAR TECHNOLOGY INC
filed 1996-08-14
CIK 924642

                             UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                            FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934
                 For the Quarter ended June 30, 1996

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

              Highway 160 & CC, Suite 5, Nixa, Missouri 65714
        (Address of principal executive offices)       (Zip Code)

                             (417) 725-9888
           (Registrant's telephone number, including area code)

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

              2,439,920 Shares of Common Stock ($.001 par value)
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

                               PART I


ITEM 1. FINANCIAL STATEMENTS:
        ---------------------

                     INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Applied Cellular Technology, Inc.
Springfield, Missouri


We have reviewed the accompanying consolidated balance sheet of Applied Cellular Technology, Inc. and subsidiaries as of June 30, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the three month periods ended June 30, 1995 and 1996 and for the six month periods ended June 30, 1995 and 1996. These consolidated financial statements are the responsibility of the company's management.

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

In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.



August 1, 1996

                               APPLIED CELLULAR TECHNOLOGY, INC.
                                        AND SUBSIDIARIES
- -----------------------------------------------------------------------------------------------
                                   CONSOLIDATED BALANCE SHEET
                                          PAGE 1 OF 2



                                     ASSETS

                                                                                   (UNAUDITED)
                                                          DECEMBER 31,                JUNE 30,
                                                                  1995                    1996
                                                       ----------------------------------------
CURRENT ASSETS
 Cash                                                      $   125,469             $   114,045
 Accounts receivable                                           522,548               1,162,683
 Unbilled receivables                                          104,111                 126,032
 Inventory                                                     504,859               1,188,339
 Prepaid expenses                                               51,840                 135,905
 Note receivable - officer                                      12,982                  13,002
 Note receivable - Cadkey, Inc.                                 87,057                  91,800
- -----------------------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                      1,408,866               2,831,806

EQUIPMENT, LEASEHOLD IMPROVEMENTS AND
 COMPUTER SOFTWARE                                             138,489                 164,964

INVESTMENT IN CADKEY, INC. COMMON STOCK                        577,399                 577,399

NOTE RECEIVABLE - CADKEY, INC.                                 292,627                 245,397

GOODWILL                                                       906,626               1,329,697

PURCHASED COMPUTER SOFTWARE                                    667,443                 726,219

OTHER ASSETS                                                   140,035                 238,965

DEFERRED INCOME TAX ASSET                                           --                  22,000
- -----------------------------------------------------------------------------------------------

                                                           $ 4,131,485             $ 6,136,447
===============================================================================================







- -----------------------------------------------------------------------------------------------
See the acompanying review report and notes to consolidated financial statements.        Page 2

                               APPLIED CELLULAR TECHNOLOGY, INC.
                                        AND SUBSIDIARIES
- -----------------------------------------------------------------------------------------------
                                   CONSOLIDATED BALANCE SHEET
                                          PAGE 2 OF 2





                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   (UNAUDITED)
                                                          DECEMBER 31,                JUNE 30,
                                                                  1995                    1996
                                                       ----------------------------------------
CURRENT LIABILITIES
 Notes payable                                             $    29,999             $   157,500
 Notes payable - officers                                      280,095                 173,678
 Capital lease obligation - current                             23,360                  20,284
 Accounts payable                                              564,692                 670,193
 Accrued expenses                                              105,146                 477,749
- -----------------------------------------------------------------------------------------------
   TOTAL CURRENT LIABILITIES                                 1,003,292               1,499,404
- -----------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
 Capital lease obligation                                       19,251                  30,331
- -----------------------------------------------------------------------------------------------

MINORITY INTEREST                                               57,002                 209,650
- -----------------------------------------------------------------------------------------------

REDEEMABLE PREFERRED STOCK                                          --                 900,000
- -----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
 Common stock:
   Authorized 10,000,000 shares of $.001 par value;
   issued and outstanding 2,267,749 at December 31, 1995
   and 2,439,920 shares at June 30, 1996                         2,268                   2,440
 Additional paid-in capital                                  3,358,072               3,701,426
 Retained earnings (deficit)                                  (308,400)               (206,804)
- -----------------------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                                3,051,940               3,497,062
- -----------------------------------------------------------------------------------------------

                                                           $ 4,131,485             $ 6,136,447
===============================================================================================







- -----------------------------------------------------------------------------------------------
See the acompanying review report and notes to consolidated financial statements.        Page 3

                                             APPLIED CELLULAR TECHNOLOGY, INC.
                                                       AND SUBSIDIARIES
- ----------------------------------------------------------------------------------------------------------------------------
                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1996


                                      PREFERRED STOCK           COMMON STOCK      ADDITIONAL      RETAINED           TOTAL
                                  ----------------------- ----------------------     PAID-IN      EARNINGS   STOCKHOLDERS'
                                    SHARES       AMOUNT      SHARES      AMOUNT      CAPITAL      (DEFICIT)         EQUITY
                                  ------------------------------------------------------------------------------------------

BALANCE - JANUARY 1, 1995           20,000     $200,000   1,336,750      $1,337   $1,075,287     $(487,760)     $  788,864

NET INCOME                              --           --          --          --           --        59,839          59,839

ISSUANCE OF COMMON STOCK                --           --      92,037          92      119,750            --         119,842

ISSUANCE OF RESTRICTED COMMON STOCK     --           --     200,000         200      499,800            --         500,000
- ----------------------------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 1995             20,000     $200,000   1,628,787      $1,629   $1,694,837     $(427,921)     $1,468,545
============================================================================================================================


BALANCE - JANUARY 1, 1996               --     $     --   2,267,749      $2,268   $3,358,072     $(308,400)     $3,051,940

NET INCOME                              --           --          --          --           --       101,596         101,596

ISSUANCE OF COMMON STOCK                --           --     138,677         139      208,791            --         208,930

ISSUANCE OF COMMON STOCK - IN
  ACQUISITION OF PURCHASED SOFTWARE     --           --      33,494          33       92,076            --          92,109

50% OF PRINCIPAL PAYMENTS RECEIVED
  ON NOTE RECEIVABLE - CADKEY, INC.     --           --          --          --       42,487            --          42,487
- ----------------------------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 1996                 --     $     --   2,439,920      $2,440   $3,701,426     $(206,804)     $3,497,062
============================================================================================================================






- ----------------------------------------------------------------------------------------------------------------------------
See the accompanying review report and notes to consolidated financial statements.                                    Page 4

                               APPLIED CELLULAR TECHNOLOGY, INC.
                                        AND SUBSIDIARIES
- ------------------------------------------------------------------------------------------------
                              CONSOLIDATED STATEMENT OF OPERATIONS
                                          (UNAUDITED)
                                                FOR THE THREE                  FOR THE SIX
                                            MONTHS ENDED JUNE 30,         MONTHS ENDED JUNE 30,
                                        --------------------------------------------------------
                                              1995           1996           1995           1996
                                        --------------------------------------------------------
REVENUES
 Programming services                   $  124,044     $  227,230     $  141,573     $  384,177
 Hardware products                          69,622      1,509,424        159,839      2,278,861
 Software licensing revenue                 14,591         50,818         86,964        100,160
 Packaged software sales                        --        150,000         40,839        384,465
 Other revenue                               1,405         29,297          3,283         52,340
- ------------------------------------------------------------------------------------------------
   TOTAL REVENUES                          209,662      1,966,769        432,498      3,200,003
- ------------------------------------------------------------------------------------------------

DIRECT COSTS
 Costs of programming services              69,903        166,725        107,446        285,330
 Costs of hardware products                 46,492        863,711        106,775      1,349,132
 Costs of software licensing revenue        11,229         34,434         44,582         46,354
 Costs of packaged software sales               --        107,994         14,495        239,685
 Other costs                                   377         74,528            377         75,028
 Royalty expense                             2,861             --          3,983             --
- ------------------------------------------------------------------------------------------------
   TOTAL DIRECT COSTS                      130,862      1,247,392        277,658      1,995,529
- ------------------------------------------------------------------------------------------------

GROSS PROFIT                                78,800        719,377        154,840      1,204,474
- ------------------------------------------------------------------------------------------------

OPERATING EXPENSES
 Marketing and sales                        25,737        216,070         32,933        351,527
 Administrative                             40,140        427,979         87,307        731,039
- ------------------------------------------------------------------------------------------------
   TOTAL OPERATING EXPENSES                 65,877        644,049        120,240      1,082,566
- ------------------------------------------------------------------------------------------------

OPERATING INCOME                            12,923         75,328         34,600        121,908

INTEREST INCOME                             26,696         21,437         26,441         42,106

INTEREST EXPENSE                               601         16,913          1,202         25,221
- ------------------------------------------------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME
 TAX                                        39,018         79,852         59,839        138,793

PROVISION FOR INCOME TAXES                      --             --             --             --
- ------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST             39,018         79,852         59,839        138,793

MINORITY INTEREST                               --        (17,723)            --        (37,197)
- ------------------------------------------------------------------------------------------------

NET INCOME                              $   39,018     $   62,129     $   59,839     $  101,596
================================================================================================

NET INCOME PER COMMON SHARE             $      .03     $      .03     $      .04     $      .04
================================================================================================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               1,543,468      2,313,042      1,417,589      2,300,200
================================================================================================







- ------------------------------------------------------------------------------------------------
See the accompanying review report and notes to consolidated financial statements.        Page 5

                               APPLIED CELLULAR TECHNOLOGY, INC.
                                        AND SUBSIDIARIES
- ------------------------------------------------------------------------------------------------
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)

                                                                        FOR THE SIX
                                                                   MONTHS ENDED JUNE 30,
                                                           -------------------------------------
                                                                  1995                    1996
                                                           -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                  $  59,839               $ 101,596
 Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization                                7,211                 182,823
    Minority interest                                               --                  37,197
    Loss on sale of assets                                         519                      --
    Insurance proceeds                                           1,650                      --
    Change in assets and liabilities:
      Increase in accounts receivable                         (149,997)               (430,863)
      Increase in unbilled receivables                          (1,292)                (21,921)
      Increase in inventories                                  (22,224)               (206,505)
      Increase in prepaid expenses                            (122,405)                (59,125)
      Increase in due from employees                            (1,346)                     --
      Increase in deferred income tax asset                         --                 (22,000)
      Increase in accounts payable and accrued expenses        151,969                 366,458
- ------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                          (76,076)                (52,340)
- ------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Increase in notes receivable - officer                             --                     (20)
 Decrease in notes receivable - related party                   75,579                      --
 Payments received on note receivable - Cadkey, Inc.                --                  84,974
 Increase in other assets                                      (20,288)                (64,220)
 Payments for equipment, leasehold improvements
   and computer software                                       (22,410)                 (9,548)
 Payments for costs of 80% business acquisition (net of
   cash balance acquired)                                           --                  (9,573)
 Payments for costs related to asset acquisitions                   --                 (49,910)
- ------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             32,881                 (48,297)
- ------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net amounts received (paid) on notes payable                  (62,303)                278,096
 Payments on capital lease obligation                           (2,185)                (16,396)
 Decrease in notes payable - officers                               --                (106,417)
 Issuance of common stock                                           92                      --
 Increase in additional paid-in capital                        119,750                      --
 Payments for stock related expenses                                --                 (66,070)
- ------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       55,354                  89,213
- ------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                 12,159                 (11,424)

CASH - BEGINNING OF PERIOD                                       2,651                 125,469
- ------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                        $   14,810              $  114,045
================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid                                              $    1,202              $   25,221
 Income taxes paid                                                  --                   3,441
- ------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------
See the accompanying review report and notes to consolidated financial statements.        Page 6

                      APPLIED CELLULAR TECHNOLOGY, INC.
                              AND SUBSIDIARIES
- --------------------------------------------------------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1995 And 1996
                               (Unaudited)


1.     Summary Of Significant Accounting Policies

       Consolidation

       The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Tech Tools, Inc. and ACT Financial Corp. which were formed in November 1994 and April 1995, respectively, and its majority-owned subsidiaries, Atlantic Systems, Inc., Elite Computer Services, Inc. and Burling Instruments, Inc., in which an 80% interest was acquired by the Company in August 1995, September 1995 and March 1996, respectively. All significant intercompany investments, transactions and account balances have been eliminated in consolidation.

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

- --------------------------------------------------------------------------------
                                                                          Page 7

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

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

       Investment In Common Stock

       The Company acquired a 29% interest in Cadkey, Inc. in December 1994. The Company accounts for this investment using the cost method. The Company does not currently, and has not since early in 1995, exercised significant influence over Cadkey, Inc. and therefore has not recorded this investment under the equity method. Management's bases for considering that it no longer exercises significant influence over Cadkey, Inc. stems from the fact that the majority ownership of Cadkey is concentrated among a small group of shareholders who operate the investee without regard to the views of the Company, the Company had attempted unsuccessfully to obtain interim financial statements from Cadkey, Inc. and the Company has tried unsuccessfully to obtain representation on Cadkey's Board of Directors.

- --------------------------------------------------------------------------------
                                                                          Page 8

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

       The Company's policy for making on-going determinations of the net realizable value for the investment in Cadkey, Inc. includes receiving quarterly unaudited financial statements received as a requirement under its note agreement and annual audited financial statements that management uses as an integral part of its on-going assessment. Management also conducts an on-going review of readily available industry statistics and compares these results to the investee company's results to assess the investee company's operating performance relative to other industry participants and to assess the on-going prospects for the investee company's industry as a whole.

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

       Goodwill

       The goodwill resulting from the purchase of 80% ownership in Atlantic Systems, Inc. and Elite Computer Services, Inc. is being amortized over 10 years. The goodwill resulting from the purchase of 80% ownership in Burling Instruments, Inc. is being amortized over 20 years.

       The Company's policy for making on-going determinations of the net realizable value of the goodwill is to monitor the net income of Atlantic Systems, Inc., Elite Computer Services, Inc. and Burling Instruments, Inc. and to determine if the expected income levels over the remainder of the 10 or 20 year amortization period would exceed the carrying value of the goodwill. If impairment of the goodwill appears likely, a reduction in the carrying value would be recorded at that time.

- --------------------------------------------------------------------------------
                                                                          Page 9

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

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

       Revenue Recognition

       For programming, consulting and software licensing services, the Company recognizes revenue based on the percent complete for fixed fee contracts, with the percent complete being calculated as either the number of direct labor hours in the project to date divided by the estimated total direct labor hours or based upon the completion of specific task orders. It is the Company's policy to record contract losses in their entirety in the period in which such losses are foreseeable. For non- fixed fee jobs, the revenue is recognized based on the actual direct labor hours in the job times the standard billing rate and adjusted to realizable value if necessary. For product sales, the Company recognizes revenue upon shipment. There are no significant post contract support obligations at the time of revenue recognition. The Company's accounting policy regarding vendor and post-contract support obligations is according to the customers contract, billable upon the occurrence of the post-sale support.

       The Company does not experience many product returns, and therefore, Company management is of the opinion that no allowance for sales returns is necessary. The Company has no obligation for warranties on hardware sales, because the warranty is given by the manufacturer. The Company does not offer a warranty policy for their services to customers.

- --------------------------------------------------------------------------------
                                                                         Page 10

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

       Proprietary Software In Development

       In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detail program design to product specifications and has been reviewed for high-risk development issues, or to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization of computer software costs is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the estimated useful life of the product. The straight-line life is determined to be 5 years. Amortization began in 1996 when the products were ready for release to the general public. Amortization expense on proprietary software in development amounted to $8,475 for the six months ended June 30, 1996.

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

- --------------------------------------------------------------------------------
                                                                         Page 11

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

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

- --------------------------------------------------------------------------------
                                                                         Page 12

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

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

       In March 1996, the Company acquired 80% of Burling Instruments, Inc., in exchange for 9,000 shares of 8% redeemable preferred stock at $100 per share of Applied Cellular Technology, Inc. for a total value of $900,000. The redeemable preferred shares were issued in August 1996.


3.     Note Receivable - Officer

       The note is unsecured, bears interest at the prime lending rate and is due on demand.

- --------------------------------------------------------------------------------
                                                                         Page 13

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


4.     Note Receivable - Cadkey, Inc.

       The note is unsecured and bears interest at 10.5%. Principal and interest payments of $20,483 are due monthly, with the final payment due October 1, 1999.

       The note is valued as follows:

                                                                    DECEMBER 31,                JUNE 30,
                                                                            1995                    1996
                                                                  ----------------------------------------
          Shares issued (200,000 x $5.00)                            $ 1,000,000             $ 1,000,000
          50% discount given to shares issued                           (500,000)               (500,000)
          ------------------------------------------------------------------------------------------------
          Original carrying value of the note receivable                 500,000                 500,000
          50% of principal payments received                             120,316                 162,803
          ------------------------------------------------------------------------------------------------
                                                                         379,684                 337,197
          Current portion                                                (87,057)                (91,800)
          ------------------------------------------------------------------------------------------------

          Long-term portion                                          $   292,627             $   245,397
          ================================================================================================

       The 200,000 shares of stock issued were restricted as to voting rights.

       Due to the 50% reduction in the face value of the note, as payments are received, 50% of the amounts are credited to the note receivable and the remaining 50% to paid-in capital.


5.     Equipment And Leasehold Improvements

       Equipment and leasehold improvements consist of:

                                                                    DECEMBER 31,                JUNE 30,
                                                                            1995                    1996
                                                                   --------------------------------------
          Furniture, fixtures and equipment                            $ 180,630               $ 673,332
          Computer equipment                                              66,909                  69,345
          Leased vehicles                                                113,210                 141,665
          Leasehold improvements                                           1,087                   1,087
          -----------------------------------------------------------------------------------------------
                                                                         361,836                 885,429
          Less:  Accumulated depreciation and
            amortization                                                 223,347                 720,465
          -----------------------------------------------------------------------------------------------

                                                                       $ 138,489               $ 164,964
          ===============================================================================================


- --------------------------------------------------------------------------------
                                                                         Page 14

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

       Included in equipment are vehicles acquired under capital lease obligations in the amount of $113,210 and $141,664 at December 31, 1995 and June 30, 1996, respectively. Related accumulated depreciation amounted to $42,777 and $49,278 at December 31, 1995 and June 30, 1996, respectively.

       Depreciation and amortization charged against income amounted to $6,496 and $33,557 for the six months ended June 30, 1995 and 1996, respectively.


6.     Investment In Cadkey, Inc. Common Stock

       Investment in Cadkey, Inc. common stock consists of:

                                                                    DECEMBER 31,                JUNE 30,
                                                                            1995                    1996
                                                                   --------------------------------------
          Original investment:
            Investment in Cadkey, Inc. common stock                    $ 570,713               $ 570,713
          Additional costs of acquisition                                  6,686                   6,686
          -----------------------------------------------------------------------------------------------

                                                                       $ 577,399               $ 577,399
          ===============================================================================================

       The original investment was calculated as follows:

          Shares issued (456,670 x $2.50)                                      $ 1,141,425
          50% discount given to shares issued                                     (570,712)
                                                                            ----------------
                                                                               $   570,713
                                                                            ================


- --------------------------------------------------------------------------------
                                                                         Page 15

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

7.  GOODWILL

    Goodwill consists of:

                                                                  DECEMBER 31,                JUNE 30,
                                                                          1995                    1996
                                                                ----------------------------------------
        Shares issued in the Atlantic Systems, Inc.
          80% purchase (124,066 x $5.50)                            $  682,363             $   682,363
        Shares issued in the Elite Computer Services, Inc.
          80% purchase (102,160 x $8.94)                               913,310                 913,310
        50% discount given to shares issued                           (797,836)               (797,836)
        Preferred shares issued in the Burling
          Instruments, Inc. 80% purchase
          (9,000 x $100.00)                                                 --                 900,000
        ------------------------------------------------------------------------------------------------
        Net value of shares issued                                     797,837               1,697,837
        Additional costs of acquisitions                               173,682                 213,137
        80% of net book value of companies acquired                    (26,825)               (488,629)
        Accumulated amortization                                       (38,068)                (92,648)
        ------------------------------------------------------------------------------------------------

        Carrying value                                              $  906,626             $ 1,329,697
        ================================================================================================

    Amortization expense amounted to $54,580 for the six months ended June 30, 1996.


8.  PURCHASED COMPUTER SOFTWARE

    Purchased computer software consists of:

                                                                  DECEMBER 31,                JUNE 30,
                                                                          1995                    1996
                                                                ----------------------------------------
        Shares issued in the purchase of the Baler Software
          Corporation net assets (113,009 x $5.125)                  $ 579,171               $ 579,171
        Shares issued in the purchase of the Databoss
          software (180,000 x $2.50)                                   450,000                 450,000
        Warrants issued in the purchase of the Databoss
          software (120,000 x $1.50)                                   180,000                 180,000
        Shares issued in the purchase of the Quality
          Solutions Software (33,494 x $5.50)                               --                 184,217
        50% discount given to the shares issued                       (514,586)               (606,694)
        100% discount given to the warrants issued                    (180,000)               (180,000)
        Net value of shares issued                                     514,585                 606,694
        Additional costs of acquisitions                               217,500                 267,410
        Accumulated amortization                                       (64,642)               (147,885)
        ------------------------------------------------------------------------------------------------

        Carrying value                                               $ 667,443               $ 726,219
        ================================================================================================

- --------------------------------------------------------------------------------
                                                                         Page 16

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


    Amortization expense amounted to $83,243 for the six months ended June 30, 1996.

    The additional costs of acquisitions include any cash payments according to the acquisition agreements plus costs for investment banking services, legal services and accounting services, that were essential costs in acquiring these assets.


9.  NOTES PAYABLE

    Notes payable consist of:

                                                                  DECEMBER 31,                JUNE 30,
                                                                          1995                    1996
                                                                 --------------------------------------
        Elite Computer Services, Inc., $100,000 line of
        credit - bank, secured by accounts receivable
        and inventories and bears interest at the prime
        rate plus 2%, due on demand                                   $ 29,999               $      --

        ACT Financial, note payable, unsecured, bears
        interest at 8%, due on demand                                       --                  20,000

        Applied Cellular Technology, Inc., note
        payable - related party, $500,000 line of credit,
        unsecured, bears interest at 7%, due on demand                      --                  50,000

        Burling Instruments, Inc., note payable - bank,
        unsecured, bears interest at the prime rate plus
        1.5%, due on demand                                                 --                  87,500
        -----------------------------------------------------------------------------------------------

                                                                      $ 29,999               $ 157,500
        ===============================================================================================

    Interest expense on the notes payable amounted to $1,202 and $11,140 for the six months ended June 30, 1995 and 1996, respectively.

    The weighted average dollar amount of borrowings for the year ended December 31, 1995 was $79,979 and $67,976 for the six months ended June 30, 1996. The weighted average interest rate paid was 9% for the year ended December 31, 1995 and 10.5% for the six months ended June 30, 1996.


10. NOTES PAYABLE - OFFICERS

    The notes are non=interest bearing, unsecured and are due on demand. Imputed interest has been recorded at a market rate of 7%.


- --------------------------------------------------------------------------------
                                                                         Page 17

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


11. CAPITAL LEASE OBLIGATIONS

    Future payments for capital lease obligations are as follows:

                                                                  DECEMBER 31,                JUNE 30,
        YEAR                                                              1995                    1996
        -----------------------------------------------------------------------------------------------
        1996                                                          $ 28,337                $     --
        1997                                                            15,750                  26,565
        1998                                                             8,489                  19,207
        1999                                                                --                   8,945
        2000                                                                --                   6,116
        2001                                                                --                   1,529
        -----------------------------------------------------------------------------------------------
        Total minimum lease payments                                    52,576                  62,362
        Less:  Amount representing interest                              9,965                  11,747
        -----------------------------------------------------------------------------------------------
        Capital Lease Obligation                                        42,611                  50,615
        Less: current maturities                                        23,360                  20,284
        -----------------------------------------------------------------------------------------------

        Long-term Capital Lease Obligation                            $ 19,251                $ 30,331
        ===============================================================================================

    Interest expense on the capital leases amounted to $7,446 for the six months ended June 30, 1996. There was no interest for the six months ended June 30, 1995.


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



- --------------------------------------------------------------------------------
                                                                         Page 18

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


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

    ACCOUNTS PAYABLE

    The carrying amount approximates fair value.

    Estimated fair values of the Company's financial instruments, all of which are held for nontrading purposes, are as follows:

                                                           DECEMBER 31, 1995                    JUNE 30, 1996
                                                   --------------------------------    -------------------------------
                                                      CARRYING              FAIR          CARRYING              FAIR
                                                        AMOUNT             VALUE            AMOUNT             VALUE
                                                   -------------------------------------------------------------------
        Cash and cash equivalents                    $ 125,469         $ 125,469       $   114,045       $   114,045
        Accounts receivable and
          unbilled receivables                         626,659           626,659         1,288,715         1,288,715
        Note receivable - officer                       12,982            12,982            13,002            13,002
        Note receivable - Cadkey, Inc.                 379,684           379,684           337,197           337,197
        Notes payable                                  (29,999)          (29,999)         (157,500)         (157,500)
        Notes payable - officers                      (280,095)         (280,095)         (173,678)         (173,678)
        Accounts payable                              (564,692)         (564,692)         (670,193)         (670,193)

    The estimated fair value amounts presented herein have been determined using available market information and appropriate valuation methodologies and are not necessarily indicative of the amount the Company could realize in a current market exchange.




- --------------------------------------------------------------------------------
                                                                         Page 19

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


13. INCOME TAXES

    The Company has computed its income tax provision in accordance with Statement of Financial Accounting Standards No. 109
    ("SFAS109"), which was effective for 1993 and years thereafter.

    The provision for income taxes includes current taxes and deferred taxes computed on the temporary differences in the basis of certain assets and liabilities between financial statement and income tax reporting purposes. The principal source of deferred income taxes as of December 31, 1995 and June 30, 1996 consists of differences in the basis of goodwill, equipment and leasehold improvements and net operating loss carryforward.

    The provision for income taxes consists of:

                                                                                JUNE 30,
                                                                 ---------------------------------------
                                                                          1995                   1996
                                                                 ---------------------------------------
        Current taxes at statutory rates                              $ 14,000                $ 54,000
        Current taxes covered by net
         operating loss carryforward                                   (14,000)                (32,000)
        ------------------------------------------------------------------------------------------------
        Current income tax provision                                        --                  22,000
        Deferred income taxes                                               --                 (22,000)
        ------------------------------------------------------------------------------------------------

                                                                      $     --                $     --
        ================================================================================================

    The components of the deferred tax asset (liability) are as follows:


                                                                  DECEMBER 31,               JUNE 30,
                                                                          1995                   1996
                                                                ----------------------------------------
        DEFERRED TAX ASSET (LIABILITY)
         Goodwill basis difference                                   $  11,000                $ 29,000
         Equipment and leasehold improvements
           basis differences                                            (5,000)                 (7,000)
         Net operating loss carryforward                                30,000                      --
         Valuation allowance                                           (36,000)                     --
        ------------------------------------------------------------------------------------------------

        NET DEFERRED TAX ASSET                                       $      --                $ 22,000
        ================================================================================================


    SFAS109 requires a valuation allowance be recorded when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." At December 31, 1995, the Company had elected to record a valuation allowance of $36,000 to offset the deferred tax asset.


- --------------------------------------------------------------------------------
                                                                         Page 20

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


    The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

                                                                                   JUNE 30,
                                                                     -----------------------------------
                                                                          1995                    1996
                                                                     -----------------------------------
                                                                             %                       %
                                                                     -----------------------------------
        Statutory rate                                                      18                      34
        State income taxes                                                   5                       5
        Realization of deferred tax asset valuation allowance               --                     (16)
        Surtax exemptions                                                  (23)                     --
        ------------------------------------------------------------------------------------------------
                                                                             0                       0

    Under the carryforward provisions of the Internal Revenue Code and applicable state income tax law, the Company has available for future periods the following carryforwards:

                                                    YEAR           YEAR OF
                                                INCURRED        EXPIRATION             AMOUNT
                                              ------------------------------------------------
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






- --------------------------------------------------------------------------------
                                                                         Page 21

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


    Applied Cellular Technology, Inc. is obligated under a one-year lease for its office space, expiring June 1997. Tech Tools, Inc. is obligated under a month-to-month lease for its office space.
    Elite Computer Services, Inc. is obligated under a five-year lease for its office space, expiring May 2001. Atlantic
    Systems, Inc. is obligated under a three-year lease for its office space, expiring December 1998. Burling Instruments,
    Inc. is obligated under a month-to-month lease for its office and warehouse space.

        YEAR                                      AMOUNT
        -------------------------------------------------
        1997                                   $  68,510
        1998                                      79,356
        1999                                      61,956
        2000                                      43,956
        2001                                      18,315
        -------------------------------------------------

                                               $ 272,093
        =================================================

    Rent expense amounted to $11,680 and $63,057 for the six months ended June 30, 1995 and 1996, respectively.

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

    The Company will continue the employment contract with an officer of Burling Instruments, Inc. which calls for an annual salary of $84,000.



- --------------------------------------------------------------------------------
                                                                         Page 22

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


15. PROFIT SHARING PLAN

    Elite Computer Services, Inc. has a qualified, noncontributory 401(k) plan for all eligible employees. The Company contributes, at its discretion, up to 15% of the participant's annual compensation. Profit sharing expense amounted to $2,045 for the six months ended June 30, 1996.

    Atlantic Systems, Inc. has a qualified, noncontributory 401(k) plan for all eligible employees. The amount of the employer contribution is determined annually by the employer at its discretion. Profit sharing expense amounted to $544 for the six months ended June 30, 1996.


16. STOCKHOLDERS' EQUITY

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






- --------------------------------------------------------------------------------
                                                                         Page 23

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


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

    In March 1994, the Company entered into an agreement with Pratt, Wylce & Lords, Ltd. ("Pratt"), for services to be provided in connection with the registration and other consulting services. In March 1994, the Company issued 86,500 shares to Pratt. The shares were issued at the fair value as of the date of issuance in direct payment for services related to the registration.

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





- --------------------------------------------------------------------------------
                                                                         Page 24

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


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




- --------------------------------------------------------------------------------
                                                                         Page 25

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


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

    In March 1996, the Company acquired 80% of Burling Instruments, Inc., in exchange for 9,000 shares of 8% redeemable preferred stock at $100 per share of Applied Cellular Technology, Inc. for a total value of $900,000. The redeemable preferred shares were issued in August 1996.

    If and to the extent the redeemable preferred shares have not been converted to Common Stock by the second anniversary of the initial issuance of the shares, the Company shall redeem the redeemable preferred shares by paying $100 per share. Each holder of the redeemable preferred shares may convert their redeemable preferred shares into common stock at a rate of $5.75 per $100 of redeemable preferred stock, for two years from the issuance date.


17. SUPPLEMENTAL CASH FLOW INFORMATION

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

    During 1996, the Company issued 9,000 shares of its redeemable preferred stock at $10 per share in exchange for an 80% investment in Burling Instruments, Inc. The related goodwill of approximately $440,000 is being amortized over 20 years.




- --------------------------------------------------------------------------------
                                                                         Page 26

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


    During 1996, the Company entered into a capital lease in the amount of $24,400.

    During 1996, the Company issued 5,000 shares of common stock at $5 per share for development services.

    During 1996, the Company issued 25,000 shares of its common stock in exchange for payment of $250,000 of note payable - related party.


18. STOCK REGISTRATION

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

    In July 1996, the Company completed a registration on Form SB-2, for 1,000,000 shares of common stock, 300,000 common shares to be issued upon exercise of the class F warrants, and 1,459,301 common shares registered on behalf of the selling security holders.


19. RESTATEMENT

    The Company has restated its balance sheet and income statement for the six months ended June 30, 1995 to reflect the recording of the investment in Cadkey, Inc. on the cost method, instead of as previously shown under the equity method. The Company does not currently, and has not since early in 1995, exercised significant influence over Cadkey, Inc. and therefore the investment should not have been recorded under the equity method.


- --------------------------------------------------------------------------------
                                                                         Page 27

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


    The effect of this change is to reduce net income for the six months ended June 30, 1995 by $117,359, which reduced the net income per common share by $.09 per share, from $.13 to $.04.


20. PROFORMA INFORMATION (UNAUDITED)

    The following pro forma consolidated statement of operations of Applied Cellular Technology, Inc. and subsidiaries for the six months ended June 30, 1996 gives effect to the acquisition of Burling Instruments, Inc. as if it were effective at January
    1, 1996. The statement gives effect to the acquisition under the purchase method of accounting and the assumptions in the accompanying notes to the pro forma financial statements.

    In March 1996, the Company acquired 80% of Burling Instruments, Inc., in exchange for 9,000 shares of 8% redeemable preferred stock at $100 per share of Applied Cellular Technology, Inc. for a total value of $900,000.

    If and to the extent the redeemable preferred shares have not been converted to Common Stock by the second anniversary of the initial issuance of the shares, the Company shall redeem the redeemable preferred shares by paying $100 per share. Each holder of the redeemable preferred shares may convert their redeemable preferred shares into common stock at a rate of $5.75 per $100 of redeemable preferred stock, for two years from the issuance date.

    The pro forma statements may not be indicative of the results that would have occurred if the acquisitions had been effective on the dates indicated or of the results that may be obtained in the future. The pro forma statements should be read in conjunction with the financial statements and notes thereto of the Company.










- --------------------------------------------------------------------------------
                                                                         Page 28

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


                                         PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                                      (UNAUDITED)
                                                                            PROFORMA
                                                                 -------------------------------
                                                         AS           BURLING                              PRO FORMA
                                                   REPORTED        INSTRUMENT                               JUNE 30,
                                                   JUNE 30,              INC.                                   1996
                                                       1996       (UNAUDITED)                            (UNAUDITED)
                                               -----------------------------------------------------------------------
        Net Revenues                            $ 3,200,003         $ 250,064                            $ 3,450,067
        Direct costs                              1,995,529           203,362                              2,198,891
        --------------------------------------------------------------------------------------------------------------
        Gross profit                              1,204,474            46,702         $      --            1,251,176
        Operating expenses                        1,082,566           102,200             3,672<F2>        1,188,438
        --------------------------------------------------------------------------------------------------------------
        Operating income (loss)                     121,908           (55,498)           (3,672)              62,738
        Interest income                              42,106                --                --               42,106
        Interest expense                            (25,221)           (1,700)                               (26,921)
        Minority interest                           (37,197)               --           (11,440)<F3>         (48,637)
        Provision for income tax                         --                --                --                   --
        --------------------------------------------------------------------------------------------------------------

        Net income (loss)                           101,596           (57,198)          (15,112)              29,286
        Dividends                                        --                --           (36,000)<F4>         (36,000)
        --------------------------------------------------------------------------------------------------------------
        Net income (loss) applicable to
          common shareholders                   $   101,596         $ (57,198)        $ (51,112)         $    (6,714)
        ==============================================================================================================

        Net Income Per Common Share                  $ 0.04                                                   $   --
        ==============================================================================================================

        Weighted Average Number Of
          Common Shares Outstanding               2,300,200                                                2,300,200
        ==============================================================================================================

Note: The Pro Forma Consolidated Statement of Operations gives effects to the following pro forma adjustments:

       1)  Represents the results of operations of Burling
           Instruments, Inc. for the two months ended February 29, 1996 that would have been consolidated with the Company if the acquisition would have taken place on December 31, 1995.

       2) Represents the amortization expense for the goodwill on the Burling Instruments, Inc. acquisition, in the amount of $3,672 ($440,696 divided by 20 years times 2/12 of a year).

       3)  Represents the 20% minority interest on the earnings
           (losses) of Burling Instruments, Inc. for the two months ended February 29, 1996 of $(57,198).

       4) Represents expense for the dividends that would have been accrued on the 8% preferred stock issued in the Burling Instruments, Inc. acquisition (9,000 x $100 x 8% x 1/2).



- --------------------------------------------------------------------------------
                                                                         Page 29

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

The Company's lease in Nixa, Missouri expires at June 30, 1997, Elite's lease expires on May 31, 2001, Atlantic's lease expires December 1998, and both Tech Tools and Burling currently have month to month leases. The Company intends to negotiate a smaller space for probably less rent at the same office complexes. In all of these locations, there are many other lease opportunities at different facilities at similar rates. The Company does not anticipate that there shall be any material impact on its cashflow due to the expiration of these leases and current cashflow is sufficient to continue to pay the lease amounts.

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

In July 1996, the Company completed a registration on Form SB-2, for 1,000,000 shares of common stock, 300,000 common shares to be issued upon exercise of the class F warrants, and 1,459,301 common shares registered on behalf of the selling security holders.

For the six months ended June 30, 1995, the Company had a decrease in notes receivable - related party of $75,579. The Company had an increase in other assets of $20,288. Payments for equipment, computer software and leasehold improvements were made in the amount of $22,410. Net cash provided by investing activities for the six months ended June 30, 1995 was $32,881.

For the six months ended June 30, 1996, the Company applied $84,974 of receipts to the note receivable from Cadkey, Inc. The Company had an increase in other assets of $64,220. Payments for equipment, computer software and leasehold improvements were made in the amount of $9,548. Payments for acquisitions in the amount of $59,483 were made. Net cash used in investing activities for the six months ended June 30, 1996 was $48,297.

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

For the six months ended June 30, 1995, the Company paid $2,185 on its capital lease obligations. The issuance of common stock resulted in an increase of $119,842 in additional paid-in capital and common stock. The Company paid net amounts of $62,303 on notes payable. All of the above resulted in $55,354 net cash provided by financing activities for the six months ended June 30, 1995. These monies were used to continue and increase operations.

For the six months ended June 30, 1996, the Company received funds on new notes payable in the net amount of $278,096. The Company paid $16,396 on its capital lease obligations. The Company had a decrease in notes payable officers of $106,417. The Company paid 66,070 for stock related expenses. All of the above resulted in $89,213 net cash provided by financing activities for the six months ended June 30, 1996.

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

On a long term basis, liquidity is dependent on increased revenues from operations, additional infusions of capital and debt financing. The Company believes that additional capital and debt financing in the short term will allow the Company to increase its marketing and sales efforts and thereafter result in increased revenue and greater liquidity in the long term. The Company believes that its increased revenue from operations in addition to proceeds received from the recent offering, if any, will result in sufficient working capital and liquidity in the long term. However, there can be no assurance that the Company will be able to obtain additional equity or debt financing in the future, if at all.

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

The nature of the Company's business, computer software development and distribution and the marketing of purchased computer hardware and hardware components, do not require any significant ongoing capital expenditures, only increases in working capital. Any proceeds utilized from the sale of the common shares registered in the recent offering would be used primarily to fund the increased working capital needs of the existing affiliated companies and to retire some existing debt. Management can also pursue lines of credit and increase the factoring arrangement (90% of receivables under 60 days) at the Company or it may pursue a private sale of its preferred stock. Management plans to establish a factoring arrangement for TechTools, Inc. and a line of credit for Atlantic Systems, Inc. if required.

Additional acquisitions by the Company could increase the revenue base.
The recently completed registration of common shares was for the express purpose of acquiring three or four companies that would be strategic additions to the existing core companies or divisions. The acquisitions are part of the Company's strategy to build a major international software, manufacturing and technology business through strategic, consolidating acquisitions. The acquisition strategy of the Company is to acquire companies at favorable prices with steady cash flows. The Company plans to increase profits through the projected gross margin objectives of 40-45% for hardware and 80-85% for software products. Broadened product lines will allow each division to increase its customer base, which will result in an increase in earnings. The Company's objective to increase profitability of each division is to continue growth through 1) acquisition of established successful business with above average expansion or growth potential 2) internal expansion of existing businesses 3) introduction of new products into existing sales channels and 4) the development of new ventures and expanded market opportunities for existing products.

The cost investment in Cadkey has no effect on the Company's cash flow and, consequently, does not have any effect on the Company's ability to survive.

For the six months ended June 30, 1995, the Company had a negative cash flow from operations of $76,076. This was mainly due to an increase in accounts receivable ($149,997) and prepaid expenses ($122,405). The preliminary estimate for 1996 indicates that the Company's performance should be able to obtain a positive cash flow in the third quarter of 1996 and that its cash flow needs can be met through current operations along with the issuance of its common stock. Management's assessment of future performance is limited to projections based on current conditions and does not include any uncertainties which may arise. Potential investors should not attribute undue certainty to management's assessment. Management does not intend to furnish updated projections.

For the six months ended June 30, 1996, the Company had a negative cash flow from operations of $52,340. This was mainly due to an increase in accounts receivable, unbilled receivables, prepaids and inventories.

RESULTS OF OPERATIONS:

Services, sales, fees, licensing and other revenue increased to $3,200,003 for the six months ended June 30, 1996 from $432,498 for the six months ended
June 30, 1995 mainly due to the Company's recent acquisitions which resulted in an increase in revenue from the sale of hardware products from $159,839 for the six months ended June 30, 1995 to $2,278,861 for the six months ended June 30, 1996 and packaged software sales of $384,465 compared to $40,839 for the six months ended June 30, 1995 (received as a result of one of the recent acquisitions). Software licensing revenue increased from $86,964 for the six months ended June 30, 1995 to $100,160 for the six months ended June 30, 1996.

Services, sales, fees, licensing and other revenue increased to $1,966,769 for the three months ended June 30, 1996 from $209,662 for the three months ended June 30, 1995 mainly due to the Company's recent acquisitions which resulted in an increase in revenue from the sale of hardware products from $69,622 for the three months ended June 30, 1995 to $1,509,424 for the three months ended June 30, 1996 and packaged software sales of $150,000 compared to $0 for the three months ended June 30, 1995 (received as a result of one of the recent acquisitions). Software licensing revenue increased from $14,591 to $50,818 for the three months ended June 30, 1996.

Direct costs increased from $277,658 for the six months ended June 30, 1995 to $1,995,529 for the six months ended June 30, 1996 due to costs related mainly to hardware products ($1,349,132) packaged software sales ($239,685), costs of programming services ($285,330) and costs of software licensing revenue ($46,354) while operating expenses increased from $120,240 to $1,082,566 (mainly from an increase in administrative expenses from $87,307 to $731,039 and marketing and sales expenses from $32,933 to $351,527 for the same periods). This resulted in operating income of $121,908 for the six months ended June 30, 1996 compared to operating income of $34,600 for the six months ended June 30, 1995. Programming services provided 32.7% of the total revenue for the six months ended June 30, 1995 as compared to 12.01% for the six months ended June 30, 1996 due to the Company's change in business focus. Direct costs comprised 64.2% of total revenue for the six months ended
June 30, 1995 as compared to comprising 62.36% for the same period in 1996.
The decrease in the direct cost to revenue percentage is due to the Company's change in business focus and its recent acquisitions. The Company received revenue of $1,966,769 in the second quarter of 1996 and the Company expects the revenue level will continue in the third quarter of 1996, and the Company will continue its marketing efforts to obtain increased revenues.

Direct costs increased from $130,862 for the three months ended June 30, 1995 to $1,247,392 for the three months ended June 30, 1996 due to costs related mainly to hardware products ($863,711), packaged software sales ($107,994), costs of programming services ($166,725) and costs of software licensing revenue ($34,434) while operating expenses increased from $65,877 to $644,049 (mainly from an increase in administrative expenses from $40,140 to $427,979 and marketing and sales expenses from $25,737 to $216,070 for the same periods). This resulted in operating income of $75,328 for the three months ended June 30, 1996 compared to operating income of $12,923 for the three months ended June 30, 1995. Programming services provided 59.16% of the total revenue for the three months ended June 30, 1995 as compared to 11.55% for the three months ended June 30, 1996 due to the Company's change in business focus, and due to the recent acquisitions. Direct costs comprised 62.42% of total revenue for the three months ended June 30, 1995 as compared to comprising 63.42% for the same period in 1996. The increase in the direct cost to revenue percentage is due to the Company's recent acquisitions and the increase in hardware sales with lower gross profit.

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

Direct costs increased from $269,868 for the year ended December 31, 1994 to $1,186,213 for the year ended December 31, 1995 due to costs related mainly to hardware products ($676,838) packaged software sales ($159,388), costs of programming services ($271,174) and costs of software licensing revenue ($74,306) while operating expenses increased from $533,046 to $981,212 (mainly from an increase in administrative expenses from $421,864 to $634,376 and marketing and sales expenses from $83,326 to $346,836 for the same periods). This resulted in operating income of $168,574 for the year ended December 31, 1995 compared to an operating loss of $(480,145) for the year ended December 31, 1994. Programming services provided 57.11% of the total revenue for the year ended December 31, 1994 as compared to 18.96% for the year ended December 31, 1995 due to the Company's change in business focus. Direct costs comprised 83.61% of total revenue for the year ended December 31, 1994 as compared to comprising 50.78% for the same period in 1995. The decrease in the direct cost to revenue percentage is due to the Company's change in business focus and its recent acquisitions. The Company received revenue of $2,335,999 in fiscal year 1995 and the Company expects the revenue level will continue in the first quarter of 1996, and the Company will continue its marketing efforts to obtain increased revenues.

The Company is seeking to reduce its operating expenses while increasing its customer base and operating revenues. The Company is focusing on decreasing administrative costs, however, these amounts have increased as a result of the purchase of the software "DataBoss" in November, 1994 and "Baler" in 1995 by the Corporation's subsidiary Tech Tools, Inc. and the other acquisitions by the Company. Additionally, increased marketing expenses will probably occur in future periods as the Company attempts to further increase its marketing and sales efforts.

Pro Forma Consolidated Results of Operations. Giving effect to the acquisition
- ---------------------------------------------
of Burling Instruments, Inc. as of January 1, 1996, the proforma June 30, 1996 net revenues increased to $3,450,067 for the six months ended June 30, 1996 compared to $3,200,003 for that same period if the acquisitions had not occurred as of January 1, 1996. Direct Costs increased from $1,995,529 for the six months ended June 30, 1996 to $2,198,891 for the six months ended June 30, 1996 giving effect to the acquisition as of January 1, 1996. As a result, gross profit for the six months ended June 30, 1996 was $1,204,474 compared to the proforma amount of $1,251,176 for the same period. Operating expenses increased from $1,082,566 to $1,188,438 for the six months ended June 30, 1996 giving effect to the acquisitions. Dividend expense in the amount of $36,000 had to be expensed in the proforma income statement for the six months ended June 30, 1996 giving effect to the acquisition, and recording the 8% preferred stock dividend. Net income applicable to common shareholders decreased from $101,596 to $(6,714) for the six months ended June 30, 1996 giving effect to the acquisition as of January 1, 1996.

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



                                            /s/ Garrett Sullivan
Date: July 13, 1996                         ------------------------------
                                            Garrett Sullivan, President