Form 10QSB/A
period 1996-03-31
APPLIED CELLULAR TECHNOLOGY INC
filed 1996-09-27
CIK 924642

                             UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                           FORM 10-QSB/A

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



May 3, 1996

                          APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
                          --------------------------------------------------

                                        CONSOLIDATED BALANCE SHEET

                                           ASSETS
                                                                          DECEMBER 31,         MARCH 31,
                                                                                  1995              1996
                                                                     -------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                               $    125,469      $     32,281
  Accounts receivable                                                          522,548           704,328
  Unbilled receivables                                                         104,111           207,973
  Inventories                                                                  504,859           554,170
  Prepaid expenses                                                              51,840           129,752
  Note receivable - officer                                                     12,982            12,982
  Note receivable - Cadkey, Inc.                                                87,057            89,438
- ----------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                 1,408,866         1,730,924

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                           138,489           157,604

INVESTMENT IN CADKEY, INC. COMMON STOCK                                        577,399           577,399

NOTE RECEIVABLE - CADKEY, INC.                                                 292,627           269,279

GOODWILL                                                                       906,626           883,008

PURCHASED COMPUTER SOFTWARE                                                    667,443           758,971

OTHER ASSETS                                                                   140,035           199,223
- ----------------------------------------------------------------------------------------------------------
                                                                          $  4,131,485      $  4,576,408
==========================================================================================================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                           $     29,999      $    211,100
  Notes payable - officers                                                     280,095           215,151
  Capital lease obligation - current                                            23,360            23,912
  Accounts payable                                                             564,692           650,311
  Accrued expenses                                                             105,146           133,822
- ----------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                            1,003,292         1,234,296
- ----------------------------------------------------------------------------------------------------------
LONG-TERM LIABILITIES
  Capital lease obligation                                                      19,251            35,996
- ----------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                               57,002            76,476
- ----------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock:
    Authorized 10,000,000 shares of $.001 par value; issued and outstanding 2,267,749 shares at December 31, 1995 and
      2,309,516 at March 31, 1996                                                2,268             2,310
  Additional paid-in capital                                                 3,358,072         3,496,263
  Retained earnings (deficit)                                                 (308,400)         (268,933)
- ----------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                           3,051,940         3,229,640
- ----------------------------------------------------------------------------------------------------------
                                                                          $  4,131,485      $  4,576,408
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


                                      PREFERRED STOCK           COMMON STOCK      ADDITIONAL      RETAINED           TOTAL
                                  ----------------------- ----------------------     PAID-IN      EARNINGS   STOCKHOLDERS'
                                    SHARES       AMOUNT      SHARES      AMOUNT      CAPITAL      (DEFICIT)         EQUITY
                                  ------------------------------------------------------------------------------------------

BALANCE - JANUARY 1, 1995           20,000     $200,000   1,336,750      $1,337   $1,075,287     $(487,760)     $  788,864

NET INCOME                              --           --          --          --           --        10,267          10,267

ISSUANCE OF COMMON STOCK                --           --      37,037          37      159,177            --         159,214

ISSUANCE OF RESTRICTED COMMON STOCK     --           --     200,000         200      499,800            --         500,000
- ----------------------------------------------------------------------------------------------------------------------------
BALANCE - MARCH 31, 1995            20,000     $200,000   1,573,787      $1,574   $1,734,264     $(477,493)     $1,458,345
============================================================================================================================


BALANCE - JANUARY 1, 1996               --     $     --   2,267,749      $2,268   $3,358,072     $(308,400)     $3,051,940

NET INCOME                              --           --          --          --           --        39,467          39,467

ISSUANCE OF COMMON STOCK                --           --       8,273           8       25,148            --          25,156

ISSUANCE OF COMMON STOCK - IN
  ACQUISITION OF PURCHASED SOFTWARE     --           --      33,494          34       92,076            --          92,110

50% OF PRINCIPAL PAYMENTS RECEIVED
  ON NOTE RECEIVABLE - CADKEY, INC.     --           --          --          --       20,967            --          20,967
- ----------------------------------------------------------------------------------------------------------------------------
BALANCE - MARCH 31, 1996                --     $     --   2,309,516      $2,310   $3,496,263     $(268,933)     $3,229,640
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

                             APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
                             --------------------------------------------------

                                    CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                  FOR THE THREE
                                                                              MONTHS ENDED MARCH 31,
                                                                              ----------------------
                                                                                  1995          1996
                                                                              ----------------------
REVENUES
  Programming services                                                    $     58,368    $      156,947
  Hardware products                                                             90,217           769,437
  Software licensing revenue                                                    72,373            49,342
  Packaged software                                                                 --           234,465
  Other revenue                                                                  1,878            23,043
- ----------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                           222,836         1,233,234
- ----------------------------------------------------------------------------------------------------------

DIRECT COSTS
  Costs of programming services                                                 60,371           118,605
  Costs of hardware products                                                    60,283           485,421
  Costs of software licensing revenue                                           33,353            11,920
  Costs of packaged software sales                                                  --           131,691
  Other costs                                                                       --               500
  Royalty expense                                                                1,122                --
- ----------------------------------------------------------------------------------------------------------
      TOTAL DIRECT COSTS                                                       155,129           748,137
- ----------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                    67,707           485,097
- ----------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Marketing and sales                                                            7,196           135,457
  Administrative                                                                49,355           303,060
- ----------------------------------------------------------------------------------------------------------
      TOTAL OPERATING EXPENSES                                                  56,551           438,517
- ----------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                11,156            46,580

INTEREST INCOME                                                                     --            20,669

INTEREST EXPENSE                                                                  (889)           (8,308)
- ----------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES
  AND MINORITY INTEREST                                                         10,267            58,941

PROVISION FOR INCOME TAXES                                                          --                --
- ----------------------------------------------------------------------------------------------------------
INCOME BEFORE MINORITY INTEREST                                                 10,267            58,941

MINORITY INTEREST                                                                   --           (19,474)
- ----------------------------------------------------------------------------------------------------------
NET INCOME                                                                $     10,267    $       39,467
==========================================================================================================
NET INCOME PER COMMON SHARE                                               $        .01    $          .02
==========================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                                1,541,637         2,313,721
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

                         APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
                         --------------------------------------------------

                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          FOR THE THREE
                                                                      MONTHS ENDED MARCH 31,
                                                                ---------------------------------
                                                                         1995              1996
                                                                ---------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $   10,267      $     39,467
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                                     3,545            83,416
      Minority interest                                                    --            19,474
      Change in assets and liabilities:
        Increase in accounts receivable                              (129,373)         (181,780)
        Increase in unbilled receivables                                   --          (103,862)
        Increase in inventories                                            --           (49,311)
        Increase in prepaid expenses                                  (46,848)          (77,912)
        Increase in due from employees                                 (1,317)               --
        Increase in customer deposit                                    6,617                --
        Increase in accounts payable and accrued
          expenses                                                     68,156           114,295
- -------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                 (88,953)         (156,213)
- -------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in notes receivable - related party                         (1,330)               --
  Payments received on note receivable - Cadkey, Inc.                      --            20,967
  Increase in other assets                                            (15,500)          (38,508)
  Payments for equipment, computer software
    and leasehold improvements                                         (9,585)           (7,941)
  Payments for costs related to asset acquisitions                         --           (41,671)
- -------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                 (26,415)          (67,153)
- -------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net amounts received (paid) on notes payable                        (34,550)          181,101
  Payments on capital lease obligations                                (1,083)           (7,103)
  Decrease in notes payable - officers                                     --           (64,944)
  Issuance of common stock                                            159,214            21,124
- -------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             123,581           130,178
- -------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                         8,213           (93,188)

CASH - BEGINNING OF PERIOD                                              2,651           125,469
- -------------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                               $   10,864      $     32,281
=================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                    $      889      $      8,308
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

      INVESTMENT IN COMMON STOCK

      The Company acquired a 29% interest in Cadkey, Inc. in December 1994.
      The Company accounts for this investment using the cost method. The Company does not currently, and has not since early in 1995, exercised significant influence over Cadkey, Inc. and therefore should not be recorded under the equity method. Management's basis for considering that they no longer exercise significant influence over Cadkey, Inc. stems from the fact that the majority ownership of Cadkey is concentrated among a small group of shareholders who operate the investee without regard to the views of the Company, the Company had attempted to obtain interim financial statements from Cadkey, Inc. and were refused and the Company has tried unsuccessfully to obtain representation on Cadkey's board of directors.

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


6.    INVESTMENT IN CADKEY, INC. COMMON STOCK

      Investment in Cadkey, Inc. common stock consists of:

                                                                        DECEMBER 31,         MARCH 31,
                                                                                1995              1996
                                                                     -----------------------------------
Original investment:
  Investment in Cadkey, Inc. common stock                                  $ 570,713         $ 570,713
Additional costs of acquisition                                                6,686             6,686
- --------------------------------------------------------------------------------------------------------
                                                                           $ 577,399         $ 577,399
========================================================================================================

      The original investment was calculated as follows:

Shares issued (456,670 x $2.50)                                                  $ 1,141,425
50% discount given to shares issued (Note 17)                                       (570,712)
                                                                              ----------------
                                                                                 $   570,713
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

      In March 1996, the Company entered into an agreement, pending final shareholder approval of the Company for the authorization of the redeemable preferred shares, to purchase 80% of Burling Instruments, Inc., in exchange for 9,000 shares of 8% preferred stock, at $100 per share, of Applied Cellular Technology, Inc. for a total value of $900,000.
      The Company will also pay cash of $57,600. The approval of the redeemable preferred shares is probable, due to the fact that the majority ownership shareholders have been involved with the acquisition negotiations, and are in favor of the transaction.

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

19.   RESTATEMENT

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

      The Company has restated its balance sheet and income statement for the year ended December 31, 1995 and for the three months ended March 31, 1995 and 1996 to reflect the recording of the investment in Cadkey, Inc. on the cost method, instead of as previously shown under the equity method. The Company does not currently, and has not since early in 1995, exercised significant influence over Cadkey, Inc. and therefore the investment should not have been recorded under the equity method. Management's basis for considering that they no longer exercise significant influence over Cadkey, Inc. stems from the fact that the majority ownership of Cadkey is concentrated among a small group of shareholders who operate the investee without regard to the views of the Company, the Company had attempted to obtain interim financial statements from Cadkey, Inc. and were refused and the Company has tried unsuccessfully to obtain representation on Cadkey's board of directors.

      The effect of this change reduced beginning retained earnings, as of December 31, 1995, by $74,682. The effect of this change is to reduce net income for the three months ended March 31, 1995 by $19,142, which reduced the net income per common share by $.01 per share, from $.02 to $.01, and to reduce net income for the three months ended March 31, 1996 by $20,190, which reduced the net income per common share by $.01, from $.03 to $.02.


20.   PROFORMA INFORMATION (UNAUDITED)

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

In March 1996, the Company entered into an agreement, pending final shareholder approval for the authorization of the redeemable preferred shares, to purchase 80% of Burling Instruments, Inc. in exchange for 9,000 shares of 8% preferred stock at $100 per share of Applied Cellular Technology, Inc. for a total value of $900,000. The Company will also pay cash of $57,600. The approval of the redeemable preferred shares is probable, due to the fact that the majority ownership shareholders have been involved with the acquisition negotiations, and are in favor of the transaction.

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

                                          PRO FORMA CONSOLIDATED BALANCE SHEET
                                                 (UNAUDITED)

                                                                    PRO FORMA ADJUSTMENTS
                                                                    ---------------------
                                                          AS
                                                    REPORTED     BURLING                         PRO FORMA
                                                   MARCH 31, INSTRUMENTS                         MARCH 31,
                                                        1996   INC. <F1>                              1996
                                               -------------------------------------------------------------
Current assets                                   $ 1,730,924   $ 792,865   $   (57,600) <F2>   $ 2,466,189
Equipment and leasehold improvements                 157,604      25,838            --             183,442
Investment in Cadkey, Inc common stock               577,399          --            --             577,399
Note receivable - Cadkey, Inc.                       269,279          --            --             269,279
Goodwill                                             883,008          --       495,796 <F3>      1,378,804
Purchased computer software                          758,971          --            --             758,971
Other assets                                         199,223      20,881            --             220,104
- ------------------------------------------------------------------------------------------------------------
    Total Assets                                 $ 4,576,408   $ 839,584   $   438,196         $ 5,854,188
============================================================================================================
Current liabilities                              $ 1,234,296   $ 225,739   $        --         $ 1,460,035
Capital lease obligations                             35,996          --            --              35,996
Minority interest                                     76,476          --       115,451 <F4>        191,927
Redeemable preferred stock                                --          --       900,000 <F5>        900,000
- ------------------------------------------------------------------------------------------------------------
    Total Liabilities                              1,346,768     225,739     1,015,451           2,587,958
- ------------------------------------------------------------------------------------------------------------
Common stock                                           2,310       1,075        (1,075)<F6>          2,310
Additional paid-in capital                         3,496,263     373,925      (373,925)<F7>      3,496,263
Retained earnings                                   (268,933)    238,845      (202,255)<F8>       (232,343)
- ------------------------------------------------------------------------------------------------------------
    Total Stockholders' Equity                     3,229,640     613,845      (577,255)          3,266,230
- ------------------------------------------------------------------------------------------------------------
    Total Liabilities And
      Stockholders' Equity                       $ 4,576,408   $ 839,584   $   438,196         $ 5,854,188
============================================================================================================
Common shares outstanding                          2,309,516                                     2,309,516
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


                                     PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                                 (UNAUDITED)

                                                                  PROFORMA ADJUSTMENTS
                                                             ---------------------------
                                                                  BURLING
                                                          AS  INSTRUMENTS                     PRO FORMA
                                                    REPORTED         INC.                     MARCH 31,
                                                   MARCH 31,  (UNAUDITED)                          1996
                                                        1996         <F9>                   (UNAUDITED)
                                              -----------------------------------------------------------
Net Revenues                                     $ 1,233,234  $  430,264    $     --        $ 1,663,498
Direct costs                                         748,137     290,644          --          1,038,781
- ---------------------------------------------------------------------------------------------------------
Gross profit                                         485,097     139,620          --            624,717
Operating expenses                                   438,517     157,540      12,395  <F10>     608,452
- ---------------------------------------------------------------------------------------------------------
Operating income (loss)                               46,580     (17,920)    (12,395)            16,265
Interest income                                       20,669          --          --             20,669
Interest expense                                      (8,308)     (2,689)         --            (10,997)
Minority interest                                    (19,474)         --       4,122  <F11>     (15,352)
Provision for income tax                                  --          --          --                 --
- ---------------------------------------------------------------------------------------------------------
Net income (loss)                                $    39,467  $  (20,609)   $ (8,273)       $    10,585
Dividends                                                 --          --     (18,000) <F12>     (18,000)
- ---------------------------------------------------------------------------------------------------------
Net income (loss) applicable to
  common shareholders                            $    39,467  $  (20,609)   $(26,273)       $    (7,415)
=========================================================================================================
Net Income Per Common Share                      $      0.02                                $        --
=========================================================================================================
Weighted Average Number Of
  Common Shares Outstanding                      $ 2,313,721                                $ 2,313,721
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

  <F3>    Represents the goodwill created in the 80% purchase of Burling
          Instruments, Inc. (Stockholders' Equity of Burling Instruments, Inc. at the date of acquisition of $577,255 times 80%, less amount paid of $957,600).

  <F4>    Represents the original interest of the 20% minority ownership.
          (Stockholders' Equity of Burling Instruments, Inc. at the date of acquisition of $577,255 times 20%).

  <F5>    Represents the 9,000 shares of redeemable preferred stock, at
          $100 per share, exchanged for the 80% interest in Burling Instruments, Inc.

  <F6>    Represents the elimination of the common stock of Burling
          Instruments, Inc.

  <F7>    Represents the elimination of the additional paid in capital of
          Burling Instruments, Inc.

  <F8>    Represents the elimination of the retained earnings of Burling
          Instruments, Inc. (Retained earnings of Burling Instruments, Inc. at the date of acquisition was $202,255).


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

Note B: The Pro Forma Consolidated Statement of Operations gives effects to the following pro forma adjustments:

  <F9>    Represents the results of operations of Burling Instruments, Inc.
          for the three months ended March 31, 1996 that would have been consolidated with the Company if the acquisition would have taken place on December 31, 1995.

  <F10>   Represents the amortization expense for the goodwill on the Burling
          Instruments, Inc. acquisition, in the amount of $12,395 ($495,796 divided by 10 years times 1/4 of a year).

  <F11>   Represents the minority interest on the earnings (losses) of
          Burling Instruments, Inc. for the three months ended March 31, 1996 of $(20,609).

  <F12>   Represents the first quarter expense for the dividends that will be paid on the 8% preferred stock issued in the Burling Instruments, Inc. acquisition (9,000 x $100 x 8% x 3/12).

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

The investment in Cadkey has no effect on the Company's cash flow and, consequently, does not have any effect on the Company's ability to survive.

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

Pro Forma Consolidated Results of Operations. Giving effect to the probable
- ---------------------------------------------
acquisition of Burling Instruments, Inc. As of January 1, 1996, the proforma March 31, 1996 net revenues increased to $1,663,498 for the three months ended March 31, 1996 compared to $1,233,234 for that same period if the acquisitions had not occurred as of January 1, 1996. Direct Costs increased from $748,137 for the three months ended March 31, 1996 to $1,038,781 for the three months ended March 31, 1996 giving effect to the probable acquisition. As a result, gross profit for the three months ended March 31, 1996 was $485,097 compared to the proforma amount of $624,717 for the same period. Operating expenses increased from $438,517 to $608,452 for the three months ended March 31, 1996 giving effect to the acquisitions. Dividend expense in the amount of $18,000 had to be expensed in the proforma income statement for the three months ended March 31, 1996 giving effect to the probable acquisition, and recording the 8% preferred stock dividend. Net income decreased from $39,467 to $10,585 for the three months ended March 31, 1996 giving effect to the probable acquisition.

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



                                            /s/ Garrett Sullivan
Date: September 26, 1996                    ------------------------------
                                            Garrett Sullivan, President



                            Page 40 of 40 Pages