Form 10KSB40/A
period 1995-12-31
APPLIED CELLULAR TECHNOLOGY INC
filed 1996-10-02
CIK 924642

                                 FORM 10-KSB\A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]   15, ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended: 12/31/95
                                       OR
[  ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the transition period from ------------- to ---------------

                       Commission file number:  33-79678
                       APPLIED CELLULAR TECHNOLOGY, INC.
               (Exact name of registrant as specified in charter)

            Missouri                                  43-1641533
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                      Identification No.)

James River Professional Center, Highway 160 & CC, Suite 3, Nixa, Missouri 65714

    (Address of principal executive offices)                          (Zip Code)

      Registrant's telephone number,
         including area code:                   (417) 725-9888

      Securities registered pursuant to
         Section 12(b) of the Act:              None

      Securities registered pursuant to
         Section 12(g) of the Act:              Common Stock, $.001 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes    x    No
     -----     ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

The Corporation's revenues for its most recent fiscal year were $2,335,999.

As of December 31, 1995, seven market makers maintained bids in the Company's securities. The current market value of the registrant's voting $.001 par value common stock held by non-affiliates of the Registrant is approximately $4,300,000.

The number of shares outstanding of registrant's only class of common stock, as of December 31, 1995 was 2,267,749 and at March 24, 1996 was 2,332,375
shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.
Transitional Small Business Disclosure Format (check one):   Yes     No  x
                                                                 ---    ---
                      Exhibit Index is located on Page 23.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

      (a) Business Development. The Company was originally incorporated in 1988 under the name of Axcom Computer Consultants ("Axcom") and operated as a custom programming and systems house. In May, 1993, the Company was acquired by Great Bay Technology, Inc. for the purpose of focusing the Company on marketing and sales of emerging cellular data technology hardware and proprietary software focused on the vertical markets of wholesale distribution, manufacturing and health care. The name was subsequently changed to Axcom Information Technology, Inc. on May 27, 1993 and then changed again in April, 1994 to Applied Cellular Technology.

Pursuant to the original Articles of Incorporation, the Company has the authority to issue an aggregate of Ten Million (10,000,000) common shares,
par value $1.00 per common share.   In April, 1994, an amendment to the
Articles of Incorporation changed the par value to $.001 per common share. The Company also has the authority to issue 20,000 shares of redeemable Preferred Stock, par value $10.00.


As of December 31, 1995, there were 2,267,749 Common Shares outstanding and 2,332,375 Common Shares outstanding as of March 25, 1996 and no Preferred Shares. There are also 200,000 Class B Warrants, 300,000 Class F Warrants and 350,000 Class H Warrants outstanding.


Subsidiaries. In November 1994, the Company formed a subsidiary, Kedwell International, Inc., and capitalized it by issuing 180,000 common shares of
the Company's $.001 par value common stock.   The name of the subsidiary was
changed to Tech Tools, Inc. on April, 1995.   The subsidiary purchased
software in exchange for the 180,000 common shares of the Company and 120,000 redeemable Class E Warrants which were exercisable to acquire one common share of the Company at the price of $7.50 per common share or one redeemable Class A Convertible Preferred Share of the subsidiary, or if the subsidiary becomes a public company, into an amount equal to 40% of its total
outstanding common shares.   The subsidiary's redeemable Class A Convertible
Preferred was to have paid a cumulative dividend compounded annually of 8% of
the aggregate value of $600,000.   The Class A Convertible Preferred would
have had cash redemption rights five years after issuance at the option of the holder. The redemption price shall be $5.00 per preferred share. These Class E Warrants were exercised in August, 1995 into 120,000 common shares of
the Company.   The value for the purchased software was determined by the market price at acquisition of the shares given up less a 50% discount given
to the shares due to the limited market for these shares.   The warrants were
given no value because the exercise price significantly exceeded the fair value of the underlying common shares.

On December 22, 1994, the Company acquired 570,712 shares of Cadkey, Inc., a software technology company from an unaffiliated individual, in exchange for 456,570 shares of its common stock, resulting in a 29% investment in Cadkey,
Inc.   The purchase price was determined by the current market price at acquisition of the shares given up less a 50% discount given to the shares
due to the limited market for these shares.   The remaining 71% of Cadkey
common shares are owned by the founders (18.5%) who are unaffiliated with the Company and 25 other unaffiliated individuals or entities.

During April, 1995, the Company formed a subsidiary, Applied Cellular
Technology Financial Corp., a Delaware corporation.   The subsidiary was
formed to hold a note receivable from Cadkey, Inc. The Company purchased a $1,000,000 note receivable in exchange for 200,000 common shares at a market price of $5.00, with a 50% discount due to the limited market of the shares, bringing the value down to $2.50 per share issued.

On August 9, 1995, the Company issued 124,066 shares of its common stock at $5.50 per share to two shareholders in exchange for an amount of common shares equal to 80% of the total outstanding common shares of Atlantic Systems ("Atlantic"). The investment was recorded based on the $5.50 per share market price less a 50% discount due to the limited market of these shares. Atlantic develops and manufactures software and hardware systems for
the retail industry.   Its major vertical market is retail liquor stores and
its secondary market is gift shops.   Atlantic currently market in New
Jersey, where it has a 15% market share in the liquor stores with smaller shares in New York, Connecticut and Massachusetts. The Company intends to expand Atlantic's activities nationally either through the acquisition of similar companies to be absorbed into Atlantic beginning in the key markets of Atlanta, Chicago, Dallas and Los Angeles, or simply by adding marketing
personnel.   For the fiscal year ended December 31, 1994, Atlantic had
revenues of $1,414,620 and earnings of $16,801.   For the fiscal year ended
December 31, 1993, Atlantic had revenues of $1,162,059 and earnings of $840.


On September 6, 1995, the Company issued 102,160 shares of its common stock at $8.94 per share to two shareholders in exchange for an 80% investment in
Elite Computer Services, Inc. ("Elite")   The investment was recorded based
on the $8.94 per share market price less a 50% discount due to the limited market of these shares. Elite's main business is the purchase of mainframe
computers which are then stripped and the parts sold.   Elite's facilities
consist of 5,000 square feet of office and assembly space and are located in Randolph, New Jersey. Elite is obligated under a five year lease that expires May, 1996. The total lease commitment as of December 31, 1995 is $28,125. For the fiscal year ended December 31, 1994, Elite had sales of $2,020,650
and a loss of $32,976.   For the fiscal year ended December 31, 1993, Elite
had sales of $1,536,414 and a loss of $34,145.


Employees.    In addition to management, the Company currently employs a total of 35 individuals in the Company and its subsidiaries. These include senior software developers, contract developers and a full time bookkeeper. The Company's four subsidiaries employ a President, a Director of Marketing a
Manager of Development and a customer support technician.   All software
development, customer support, accounting and administration support for the subsidiary is provided by the Company's personnel.

Competition.   The Company provides a combination of hardware technology, proprietary vertical market application software packages, specialized software engineering expertise and high-level consulting services. The availability of all these capabilities from a single source makes the Company able to serve the needs of firms of any size which are seeking to upgrade and reintegrate their information systems.

The Company currently competes in the areas of route accounting systems, warehouse management systems, manufacturing shop floor control systems and
custom data collection applications.   The competitive advantage in the areas
of route accounting systems, warehouse management systems and manufacturing shop floor control systems depends on the features of the systems offered, price, performance and reliability of the hardware components of the systems,
services and reputation of the companies.   These markets are highly
competitive and the Company has no specific advantage as to price, features, performance and reliability or reputation.

Within the area of route accounting systems, there are at least 10 major competitors, Within the area of warehouse management systems, there are at least 50 competitors and within the areas of manufacturing shop floor control systems there are at least 75 competitors.

In the area of custom data collection, competitive advantage depends on price, availability, technical expertise and reputation of the companies. There are several hundred companies operating in the area and, although management is of the opinion that the Company has an excellent reputation, client list and skill set, there might be from six to 100 companies who would be qualified to respond to a particular bid request. The Company provides a combination of hardware technology, proprietary vertical market application software packages, specialized software engineering expertise and high-level consulting services. The availability of all these capabilities from a single source makes the Company able to serve the needs of firms of any size which are seeking to upgrade and reintegrate their information systems.

Third Party Licenses. The Company's programs for distributors include extensive customized programming. Certain accounting and host order processing functions are provided under license from American Business Systems, Inc. Certain warehouse automation and manufacturing data collection functions are provided under license from Applied Automation Techniques, Inc.

Seasonal Nature of Business Activities.   The Company's business activities
are not seasonal.


      (b)  Business of Issuer.

General. The Company is a software development and services company which integrates the technologies of Client-Server Computing; Object Oriented Programming; Automated Data Collection Systems and communications systems using radio frequency data networks and various other asynchronous and synchronous protocols.

The Company offers custom-tailored software and hardware systems for
manufacturers, wholesalers and distributors with vehicle-based sales.   The
applications offered automate various aspects of these businesses, including order processing, inventory control, accounting, work-in-process control,
quality management and sales management.   The Company operates as a
value-added reseller for several different manufacturers of computers, data collection equipment and printers. The Company integrates this hardware with
custom-tailored software, specific for the customer's needs.   The software
may be based on an existing application from a third party or may be entirely
proprietary to the Company.   As a distributor, the Company's hardware sales
comprised 31.81% of total revenue for the year ended December 31, 1994 and

54.84% of total revenue for the fiscal year ended December 31, 1995.

Current Activities. During 1992, a decision was made to wind down the Company's sales activity on custom-written data collection systems and to stop selling general-purpose computer hardware and accounting/inventory
control systems.   Sales of this type of system accounted for about 40% of
the Company's gross revenues in 1992.   The decision resulted from to
shrinking margins on this type of system and an effort to reduce the high overhead associated with selling and supporting the general purpose computer
hardware.   Fiscal 1992's results show the effects of these reduced margins and Fiscal 1993's results show reduced revenue but improved margins as a result of the discontinuation of the general purpose systems.

In May, 1993 the focus of the Company's business operations was changed to marketing and sales of emerging cellular data technology hardware and vertically-focused, proprietary software. Subsequent to the acquisition of Axcom by Great Bay Technology Group, Axcom's former president, Larry Axon, remained as Director of Special Projects to ensure the Company retained its backlog of business and smoothly transitioned relationships with its key business partners, especially Telxon. Mr. Axon has since left the Company to pursue other interests.

For the fiscal year ended December 31, 1994, the Company principally received revenue from programming services ($184,335), the sale of hardware products ($102,661) software licensing revenue ($29,582) and other revenue ($6,191). For the fiscal year ended December 31, 1995, the Company principally received revenue from programming services ($442,874), the sale of hardware products ($1,281,101) software licensing revenue ($151,229), packaged software sales ($417,600) and other revenue ($43,195).

Current Acquisitions.    A major part of the Company's plan of operations is
to acquire businesses within similar industries that have a history of
profitable operations.   These acquired companies may have working capital
needs which may have a negative effect on the cash flow of the Company. When acquiring only certain assets of a Company, there is a risk that important vendors may be overlooked or eliminated. Also, unknown obligations may exist
as well as litigation risks that may not have been disclosed.   The Company
will attempt to retain current management to minimize the risks Additionally, there can be no assurance that an acquired company will continue to have profitable operations.

The Company shall acquire the targeted companies as subsidiaries of the
Company.   Subsidiaries which compliment each other shall be integrated
together or integrated into the Company.   The Company shall initially run
the targeted companies without integration into other subsidiaries or itself, however, if there is a real compatibility with product or services of two owned entities of the Company, the Company shall evaluate possible integration.


On August 4, 1995, the Company, acquired certain assets of Baler Software Corporation ("Baler") in exchange for the payment of debt of $14,000, and the issuance of 88,009 shares of the Company's common stock at $5-1/8 to creditors and the issuance of 25,000 shares of the Company's common stock at $5-1/8 to one shareholder, Mr. Ron Rheiman. The aggregate value of
consideration paid by the Company was $289,303.   Mr. Rheiman is not an
affiliate of the Company and its affiliates and owns less than 5% of the Company's common stock. The value for these shares was determined based on a 50% discount given to the market price of $5-1/8, due to the limited market
for these shares, giving them a value of $2.56 per share.   The assets
purchased were the source code, inventory and manuals for a family of software development tools (primarily Visual Baler, a spreadsheet compiler)
which are being marketed by TechTools.   Selected fixtures and furnishings
were also included in the purchase.  Baler was acquired and absorbed into the
current operations of the Company's subsidiary, TechTools, Inc.   One Baler
technical support employee was transferred into TechTools, Inc. operations. Founded in 1988, Baler invented the spreadsheet compiler. Its product line compliments the current DataBoss family of software development tools. TechTools, Inc. intends to market the Baler products through retail distributors, direct mail catalogs and through direct sales to corporation. For the fiscal year ended June 30, 1995, Baler had revenues of $722,442 and a
loss of $616,059.   For the fiscal year ended June 30, 1994, Baler had
revenues of $818,009 and earnings of $45,461.

On February 8, 1996, the Company's subsidiary, Atlantic purchased certain assets relating to fixture, furnishings, proprietary retail software for
liquor stores and customer lists of Quality Solutions, Inc.    The sellers
did not retain any ownership in the assets.   The only member in active
management of the assets previously, Mr. John Beasley, now functions as the SouthWest District Sales Manager for Atlantic Systems. The aggregate value of consideration paid by the Company was $225,000.

On March 7, 1996, the Company entered into an agreement to acquire 80% of Burling Instruments, Inc. of Chatman, New Jersey ("Burling"). The Company will purchase 80% of the outstanding common shares of Burling with the Company's preferred stock, par value $100 with an 8% annual dividend (pending the Company's shareholder approval of an increase in its preferred stock, which is probable due to the fact that the majority ownership shareholders have been involved with the acquisition negotiations in the entirety, and are in favor of the acquisition). The aggregate value of consideration paid by the Company is $957,600. Vern Anderson is affiliated with the Company due to his continued position as President of Burling, retained the remaining 20% of
the Burling common stock of Burling.   Burling is a fifty year old company
which manufactures digital and analog temperature control devices for home and industry use.


There are not currently any other plans, arrangements, negotiations, or understandings with respect to any future acquisitions.

Products.

      Cellular Data Technology. The Company is a value-added reseller for Aironet, the leading manufacturer of cellular data radio equipment. Aironet designs and builds radio and base station components which are used to establish wireless connections between portable computing devices and host networks. Aironet also manufactures a line of products for connecting two or more networks together between buildings at distances up to 6 miles. Aironet is headquartered near Toronto, Ontario and is a subsidiary of Telxon Corporation.

The Company utilizes the Aironet equipment to build tailored data collection systems which capture events at the point of transaction (shop floor, warehouse, work yard, etc.) and connect to network databases for immediate update. The Company can integrate these systems with a wide variety of mainframe, mid-range and networked host computers. Installation of wireless data collection systems into existing facilities requires adapting to the existing network topology, communication protocols, database structures and
application procedures.   The Company is providing the consulting, design,
development and implementation services. The Company does not assemble or manufacture any of the products it distributes.


      Proprietary Software Applications.   Since May, 1993, the Company has
embarked on a program of development to bring five proprietary products to market, Automated Route Management System (ARMS), Automated Distribution Management System (ADMS), Automated Inventory Management (AIM), Compliance-Plus UCC-128 labeling System and the TransPort/open, Universal
Communications Hub.    As a single source of supply, the Company achieves
better account control, better return on sales expense and can differentiate
itself from competitors offering only a partial solution.   Currently, the
ADMS, ARMS and the Compliance-Plus UCC-128 Labeling System products have been completed. In fiscal year 1995, these products generated 28% of the Company revenue. The TransPort/Open, Universal Communications Hub and AIM are still in the development stage.


               Route Management System (ARMS).   For manufacturers and
distributors of perishable products which are sold from route trucks, the Company offers a complete system for managing route sales. The ARMS system makes use of hand held computers which are used at the retailer's location by the route salesman to record the quantity of each item on hand, record the quantity stale, display a system-calculated recommended stock level, and enter the quantity delivered. An invoice is printed. Periodically, the salesman's truck is replenished from a feeder truck equipped with a portable computer. The feeder truck carries an order for the salesman which was calculated based on the past four weeks' usage. Information on sales, stales, promo and unsalable merchandise is downloaded from the salesman's computer to the portable and his hand held unit is updated from the portable for the quantity of product being loaded on his truck from the feeder truck.

The feeder truck returns to the home office where route sales, payments, stales and unsalables information is processed and uploaded to the central system. (Customers can choose to buy their central system from the Company or utilize the system's generalized interfaces which the Company or the customer can use to communicate with an existing host system.) Pertinent reports are produced by the system to ensure proper financial controls and to provide meaningful management information.

The Company's route management system is applicable to a wide range of business which sell perishable products from route vehicles.

               Distribution Management System. ("ADMS") ADMS includes proven programs which the Company has installed in a number of customer sites.
Taken together, they represent an integrated system for automating all phases of the distribution operation. Included are solutions for the following functional areas:

          * Remote Customer Order Entry. Customers scan shelf labels and/or an order book to enter their order into a Telxon portable transaction computer ("PTC"). The order is then telephoned into a central Telxon receiver PC at the warehouse. Orders are sent from the PC receiver via TCP/IP (ethernet) to the host system for processing.

          *  Order Book Processing.   Order Books can be printed for a
          specific customer using their contract pricing or at one of five standard price levels (or printing with no pricing can be selected). The books can be bar-coded or non-bar-coded.

          * Customer Shelf Label Processing. Bar coded reorder shelf labels can be printed from customer history (only the products a customer typically buys) or for all products in a category. The labels can show the customer's retail price, if desired. Customers can be assessed a charge per label.

          * On-Line Customer Order Services. Customers with in-store computers can send an order to the company's Electronic Message Center PC, located at the warehouse for processing by the host. After an order has been invoiced, packing slip data is automatically sent to the Message Center for downloading to the customer's system to automatically update costs and quantities on the in-store computer.

          * Pricing, Promotions, Bulletins and Quotations. Customers can elect a number of different pricing schemes for each or a group of customers, including level pricing, category pricing
          and contract pricing.   Special promotional price contracts
          can be entered which take effect and expire on a specified date. Price contracts whose effective date falls with a specified period can be extracted automatically and imported to a word processor or desktop publisher for preparation of customer promotion bulletins showing price changes, promotions and new and obsolete products. The same features which support pricing can be used to generate priced order books and quotations.

          * Sales Analysis. Cumulative sales information is stored for each order, weekly salesman totals by category and product and monthly sales totals by product for each customer. Standard sales analysis reports include weekly sales totals by salesman and customer monthly item movement. Special reports can be written from any of the files using an optional report writer.

          * Inventory. Perpetual inventory balances are automatically updated from purchase order receipts and shipping confirmation. Multiple warehouses are supported. Cycle counts and physical inventories are performed using bar code scanners. Bar code slot tags allow for easy identification of products by pickers and to facilitate bar code entry of cycle counts and physical inventory counts.

          * Data Import/Export. Key system master files can be built from text-format files output from other systems. This drastically reduces the time required to convert to the new system and reduces errors introduced by keypunching master file data.

          * Accounts Receivable. The A/R system features flexible statement and aging parameters, cash application/reapplication, purge paid items and customer inquiry screen.

          * Accounts Payable. The A/P system features cash requirements report, automatic distribution of expenses to general ledger and an automatic interface to the purchase order system.

          * Purchase Orders. The Purchase Orders system features create, edit and print purchase orders; receive all or exceptions only receiving confirmation, automatic update of inventory and an automatic interface to the payables system.

          *  General Ledger.   The General Ledger system features
          flexible account number and report formatting and automatic interfaces from A/R and A/P.

          Inventory Management System (AIM).   In addition to the inventory
control features of the Company's system for distributors, a special set of programs is available to manage inventory levels and assist the purchasing department in various replenishment buying activities. AIM analyzes usage, safety stock, lead time and order minimum data to assist the buyer in consolidating a replenishment order for a selected vendor. By displaying items in color (red, yellow and green), AIM alerts the buyer to items needing attention. AIM can be interfaced to virtually any inventory control system to achieve automatic building and balancing of orders. which saves buyers hours of work and reduces inventory; facilitates alternate source buying, promotional buying, forward buying, etc., easily switches items from one vendor to another; automatic rebuilding to new specifications, allows buyers to see the effects of proposed changes in safety stock, order frequency, etc. and improved order fill rates and customer service levels.

          Compliance-Plus UCC-128 Labeling System.   For manufacturers
and distributors which supply products to larger retail chains, Compliance-Plus provides for printing bar coded shipping labels which conform to the
formats specified by the retailers.   In addition, the system allows for
verifying shipments by scanning the labels using hand held laser terminals and comparing the scans against the customer's order. The system provides for transferring order information into Compliance-Plus from the host order processing system and for creating advance ship notice EDI transactions for electronic transmission to the retailer.

               TransPort/open, Universal Communications Hub. In May, the Company released a Unix-based communications program which management believes has the same or better functionality than current PC-based solutions to handle most types of one- and two-way communications between a centrally-located host computer and portable computers and hand held terminals. Advantages of a Unix-based system include the capability to support large numbers of remote units simultaneously and the capacity to support additional remote units on a single system through the upgrading of
CPU and memory capacity.   The system will support communications to most
host systems including PC networks, Unix systems, IBM mainframes and proprietary systems such as Digital Equipment Corporation VAX systems.

Automated data collection applications in manufacturing shop floor control. The Company markets a tailored version of Applied Automation Technologies' (Miami, Florida) Auto-Time time and attendance and job cost system which it tailors to meet customer's requirements.

The percentage of total revenues derived from the above five software products was .8% in Fiscal 1993, 9% in Fiscal 1994 and 28% for Fiscal 1995.


      Future Products.    Future products  to be developed by the Company
will tend to be driven by the Company's goal to stay focused on one of the four market sectors outlined above (Distribution, Manufacturing, Health Care, and Information Systems). All will take advantage of or support the emerging cellular data hand held and pen-based systems. The Company expended $27,765 on company sponsored or customer sponsored research and development for Fiscal 1995 compared to $27,850 for Fiscal 1994.


Other product areas being explored are:

      Small, affordable automated data collection system for amusements, theaters and hospitality businesses. These systems will be used to track customer volume, profiles and preferences. The Company has already provided one such system to a theme park and is working with another major national theme park group on an RF-based system to capture data at the point of transaction for various park attractions.

      Automated data collection applications in medical cost control. With physicians under pressure by hospitals, patients, employers, and the government to reduce their fees, the ability to show the true cost of procedures will be vital to every physician. The Company believes that upcoming health care reform will create an instant demand for such systems across the country.

      Services.   In addition to providing fixed-price, turnkey systems which automate one or more functions within a business, the Company provides its customers with consulting and support services to help ensure successful implementation and smooth integration of each step along the customer's path toward complete automation.

Business planning services are billed at an hourly rate and are intended to assist the client with defining, budgeting, scheduling and measuring the results of new systems.

Available contract support services include data center management, data center operation, help desk (problem resolution and product support), disaster restart/recovery, off-site data storage, and off-site operation.

Support services billed hourly include hardware configuration and installation, employee acquisition and training, implementation facilitation and quality assessment.

It is expected that each system installed by the Company will require some degree of customization - either changes to the basic package or interfacing to an existing host computer or both. This customization (or excess development capacity) is sold as contract services and used to provide needed

revenue to fund cash requirements.   An important advantage of the contract
services is the opportunity to learn about new applications and develop new core technologies at the customers' expense.

Services are ordinarily quoted as fixed price projects and bid according to the following schedule:
                                                     Local      National
                                                      Rate        Rate
      Application Designer, Sen. Consultant:       $89.50/hr   $140.00/hr
      Senior Systems Analyst:                      $59.50/hr    $90.00/hr
      Senior  Programmer:                          $49.50/hr    $80.00/hr

      Marketing and Sales.    Emphasizing consultative services, proprietary
software and leading-edge hardware solutions, the Company's marketing efforts are focused on medium to large sized corporations who have already made a
decision to upgrade and reintegrate their corporate systems.   The Company's
sales activities are carried out by its President and a Sales Manager. Telephone canvassing and seminars are used to develop new sales
opportunities.   The Company also receives referrals from its business
partners. Often the Company will undertake a consulting engagement, performed at a fee, to assist the customer in determining the need for a system, a
recommended implementation program and an expected pay back.   The President
and two application engineers participate in such consulting activities.

The Company intends to expand its sales force as cash flows permit.   Nine
metropolitan areas have been identified for commencing sales activities. A team sales approach is used, wherein senior application engineers support
sales personnel with on-site evaluations.   Engineers are expected to be
deployed at a ratio of one for every two or three salespeople.   The nine
location sales force expansion is expected to be completed by the end of calendar 1996.


In addition to the direct sales force, the Company will build a dealer
channel for its communications and database products as funds allow.   These
will be a combination of value-added resellers, software publishers and
distributors.    Management has not yet commenced building said channel and cannot anticipate when it will be commenced or completed. This delay is due to the decision to cultivate the alternative marketing relationship with Data

Documents, Inc. of Omaha, Nebraska, who will market the Company's Compliance
"PLUS" product.   The Company has established an informal marketing
partnership with Data Documents, Inc. ("DDI").   Under this informal
agreement, DDI (through its 100plus person sales force) has agreed to work with the Company to identify prospects for the Company's Compliance-Plus
system and the Company's custom data collection software services.   DDI
receives no remuneration in this relationship except the opportunity to sell the customers consumable products such as labels and ribbons which are
required in the operations of the systems installed by the Company.   To
date, over 30 DDI sales representatives have been trained on the Company's products and services and the companies are jointly working on a near and long-term customer sales opportunities.


      Value-Added Reseller Relationships. Value-added reseller relationships with major hardware and software manufacturers have allowed the Company to keep current on hardware, databases, programming and application technologies, while participating in selected sales opportunities referred to the Company from these manufacturers. Reseller agreements entered into with these manufacturers afford the Company the opportunity to sell the manufacturer's products at a discount and often provides for technical documentation, training and support from the manufacturer or distributor. Some manufacturers with which the Company maintains such relationships are:

      Telxon Corporation. The Company is a value-added reseller ("VAR") for Telxon, a $350 million annual sales international manufacturer of portable batch, RF and pen-based portable transaction computers ("PTC's"). Telxon's share of the batch PTC market is estimated at 24%; its share of the emerging RF PTC market is estimated at 47%. The Company has developed a strong relationship with Telxon during its five years as a Telxon VAR. Although Telxon has over 250 value-added resellers, Telxon selected the Company as only one of six VAR's to hold a permanent position on its VAR Council, a steering group which meets four times annually to review the needs of Telxon's VAR channel, receive insider information regarding new products and services and recommend improvements in Telxon's policies, procedures, products and services. In addition, the Company is one of only four VAR's selected to participate in Telxon's Software Products Committee, a steering group tasked with determining Telxon's direction in operating systems, communications and application software.

Telxon focuses on the manufacturing and marketing of hardware and relies upon VAR's such as the Company to provide the application software and interface engineering required to make Telxon's hand held units productive in the customer's environment. Telxon has brought the Company in to assist with implementations at such key accounts as Topco Foods, A.C. Nielsen Company, Union Oil of California, Farmland Foods, Western Publishing Company, Land's End, Chicago Public Schools and Kar Products. In each of these situations, the Company provided tailored software and specialized communications expertise to adapt the Telxon products to the customer's specific needs.

      Aironet is the industry leader in micro-cellular spread spectrum RF technology. Currently shipping over 10,000 radios per month, this division of Telxon Corporation has an installed base greater than all of its competition combined. The Company, as a Telxon value-added reseller, markets

Aironet's products for building-to-building network bridge and micro-cellular network applications.

      Computer Identics manufactures intelligent fixed point scanners, specialized networks and a windows-based data collection application generator. The Company participates in Computer Identics' VAR council and is a value-added reseller of Computer Identics shop floor local area network products.

      Applied Automation Techniques ("AAT") develops client-server-based packaged solutions for use by manufacturing and distribution companies. The Company sells and customizes versions of AAT's Auto-Track (warehouse management), Auto-Time (time and attendance and work-in-process control), Auto-Ship (shipping management) and Auto-Quality (ISO 9000 compliant quality management) application systems.

The Company resells Applied Automation Techniques products under a non-exclusive reseller agreement and also performs work-for-hire contract programming to assist Applied Automation Techniques in its software development and customization efforts.

      United Bar Code Industries manufactures LAN-ready, industrial mount PC
workstations.   These workstations are used as client data collection
terminals in industrial environments, connected to a Unix or PC-Lan server. The Company is a value-added reseller for the United Bar Code Industries.

      IBM, Hewlett Packard, NCR, Digital Equipment Corporation, Unisys and Bull - the Company is an authorized value-added reseller for each of these manufacturers' hardware systems.

      American Business Systems ("ABS") develops and markets general business software for distributors and manufacturers. The Company is an ABS value-added reseller and is sometimes referred by ABS sales representatives into customer accounts requiring customization or specialized application software to solve specific needs which are not satisfied by the standard ABS product offerings.

      Oracle Corporation is a developer of database and application software. The Company is an Oracle Business Alliance Partner ("BAP"). Oracle BAP's participate in Oracle sales opportunities by being referred into Oracle customer accounts by Oracle sales reps for programming services, specialized hardware or software applications to solve specific needs which are not satisfied by the standard Oracle product offerings.

      Computer Associates ("CA") is a major supplier of packaged software for
mainframe and mid-range systems.   The Company is a CA "Registered
Consultant" specializing in wholesale distribution and manufacturing
applications.   CA refers its Registered Consultants into customer accounts requiring software customization or specialized software to solve customer needs not satisfied by CA's standard product offerings.

      Data Documents, Inc. ("DDI") is a supplier of custom business forms and
label media.   The Company consults with DDI and its customers on
warehousing, shipping and manufacturing systems which take advantage of bar
coding and data collection technologies.   There are no fees paid to DDI by
the Company for these sales referrals.   DDI uses this consulting capability
to enhance its position as a full-service provider to its customers.

General.   The Company is a software development and services company which integrates the technologies of Client-Server Computing; Object Oriented Programming; Automated Data Collection Systems and communications systems using radio frequency data networks and various other asynchronous and synchronous protocols.

The Company offers custom-tailored software and hardware systems for
manufacturers, wholesalers and distributors with vehicle-based sales.   The
applications offered automate various aspects of these businesses, including order processing, inventory control, accounting, work-in-process control,
quality management and sales management.   The Company operates as a
value-added reseller for several different manufacturers of computers, data collection equipment and printers. The Company integrates this hardware with
custom-tailored software, specific for the customer's needs.   The software
may be based on an existing application from a third party or may be entirely
proprietary to the Company.   As a distributor, the Company's hardware sales
comprised 31.81% of total revenue for the year ended December 31, 1994 and 54.84% of total revenue for the fiscal year ended December 31, 1995.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no real property and leases all of its facilities. The Company's executive offices of approximately 2,000 square feet are located at James River Professional Center, Suites 2 & 3, Highway 160 & CC, Nixa,
Missouri 65802.   The Company's lease is for a term of one year beginning on
July 31, 1995 at a monthly rate of $500 per month.

ITEM 3.  LEGAL PROCEEDINGS

The Company knows of no material pending or threatened legal proceedings to which the Company and its subsidiary is a party or of which any of its properties is subject, and no such proceedings are known to the Company to be contemplated by governmental authorities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 1995, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is traded on NASDAQ under the symbol "ACTC".

The following table sets forth the range of high and low bid quotations for the Company's common stock for each quarter of the last two fiscal years, as
reported by the OTC Bulletin Board and NASDAQ.   The Company's market makers
are Olsen Payne, Paragon, Frankel, Baron Chase, National Securities, M. H.
Myerson and NAIB.   The quotations represent inter-dealer prices without
retail markup, markdown or commission, and may not necessarily represent actual transactions.

         Quarter Ended             High Bid                Low Bid
            9/30/93                      *                      *
           12/31/93                      *                      *
            3/31/94                      *                      *
            6/30/94                      *                      *
            9/30/94                      *                      *
           12/31/94                  2 3/4                  2 1/2
            3/31/95                  5 1/3                  5
            6/30/95                  5 1/3                  5
            9/30/95                  9                      8 1/8
           12/31/95                  7 7/8                  3 1/4

The Company's common stock commenced trading on the over-the-counter market
on December 5, 1994.   Prior to that time, there was no market for the
securities of the Company.   The Company's common stock commenced trading on
NASDAQ in August, 1995.

Current Acquisitions.   The Company has acquired companies through the
issuance of common stock of the Company at the then current market value with
a 50% discount due to the limited market of the common shares.   These common
shares have registration rights and subsequent sale upon registration could have a negative impact on the market price of the Company's common stock.

Holders.   The approximate number of holders of record of the Company's $.001
par value common stock, as of December 31, 1995, was 889.   Currently, as of
March 20, 1996, there are 903 holders of record.

Dividends.   Holders of the Company's common stock are entitled to receive such dividends as may be declared by its Board of Directors. Other than the distribution of warrants pursuant to the "Joint Action by Unanimous Consent of the Board of Directors and Shareholders" dated March 25, 1994, since inception no dividends on the Company's common stock have ever been paid, and the Company does not anticipate that dividends will be paid on its common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Capital Resources and Liquidity. The Company currently has no material commitments for capital expenditures. The Company currently has a negative cash flow from investing activities, and operating activities, however, the Company has positive cash flow from financing activities which is sufficient to cover the Company's working capital needs on a short-term basis.

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

The current operating divisions of the Company, (i) TechTools, Inc., a software development tool business, (ii) the Company's operations in Nixa, Missouri, as a value added reseller; (iii) Atlantic Systems, a developer and marketer of retail software and hardware systems; and (iv) Elite Computer Systems, a purchaser of used main frames to sell for parts, generated approximately $2,335,999 in revenues in the fiscal year 1995 and are projected to generate approximately $5,500,000 in 1996. The Company's operating divisions are in market segments, computer software and hardware, that are growing. No external matters in the industry have occurred that have effected the Company in an adverse way. The Company has not experienced any labor difficulties or any other internal impediments.

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

Results of Operations.

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

Revenues from the Company's operations decreased significantly in fiscal year 1994 from 1993. Total Revenue was $322,769 for the year ended December 31, 1994 as compared to $410,346 for the year ended December 31, 1993 for the combined results of Axcom and the Company for the year. Programming services revenue decreased from $349,456 for the year ended December 31, 1993 to $184,335 for the year ended December 31, 1994, respectively. The decrease in programming services revenue was due entirely to a strategy direction decision by the Company to market, through alternative channels, its Compliance Plus proprietary software and to acquire other third party proprietary software products, moving away from custom programming and consulting. Although programming services decreased, revenue from hardware products increased from $52,106 in fiscal year 1993 to $102,661 in fiscal year 1994 and software licensing revenue increased from $3,256 in fiscal year 1993 to $29,582 in fiscal year 1994. These increases were due to the change of focus of the Company's business operations to marketing and sales of cellular data technology hardware and vertically-focused, proprietary software rather than general-purpose computer hardware and accounting/inventory control systems. As of December 31, 1994, the Company experienced a decrease in accounts receivable from December 31, 1993 of $19,528, an increase in prepaid expenses of $13,780 and an increase in accounts payable and accrued expenses of $54,062. These all related to the Company's attempt to increase operations after the acquisition of Axcom Computer Consultants, Inc. The Company also experienced an increase in unbilled receivables of $3,001 which represents work in process comprised of work for hire software services. Under the terms of the preliminary agreement with the customer, these items are not billable until the delivery date is formalized. All of the above items resulted in net cash used in operating activities of $(284,983) for the period ended December 31, 1994.

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

Pro Forma Consolidated Results of Operations.   Giving effect to the probable
acquisition of Burling Instruments, Inc. As of January 1, 1996, the proforma March 31, 1996 net revenues increased to $1,663,498 for the three months ended March 31, 1996 compared to $1,233,234 for that same period if the acquisitions had not occurred as of January 1, 1996. Direct Costs increased from $748,137 for the three months ended March 31, 1996 to $1,038,781 for the three months ended March 31, 1996 giving effect to the probable acquisition. As a result, gross profit for the three months ended March 31, 1996 was $485,097 compared to the proforma amount of $624,717 for the same period. Operating expenses increased from $438,517 to $608,452 for the three months ended March 31, 1996 giving effect to the acquisitions. Dividends in the amount of $18,000 reduced net income in the proforma income statement for the three months ended March 31, 1996 giving effect to the probable acquisition, and recording the 8% preferred stock dividend. Net income (loss) applicable to common shareholders decreased from $39,467 to $(7,415) for the three months ended March 31, 1996 giving effect to the probable acquisition.




ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

      The response to this item is being submitted as a separate section of this report beginning on page 25.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Neither during the twenty-four months prior to the date of the Company's financial statements included herein nor in any subsequent period thereafter did the Company file a Form 8-K with the Securities and Exchange Commission reporting a change of accountants involving a disagreement of any matter of accounting principles or practices of financial statement disclosure.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

      The principal executive officers and directors of the Company are as follows:

Name                                              Position                        Term(s) of Office
---------------------------------------------------------------------------------------------------
Richard J. Sullivan, age 56.                  Chairman of the                    Since May 20, 1993
                                             Board of Directors                      to present

Garrett Sullivan, age 60                          Director
                                            President, Secretary                   March 31, 1995
                                       Acting Chief Financial Officer                to present

Daniel E. Penni, age 48                           Director                         March 20, 1995
                                                                                      present


Mr. Lance McIntosh was a Director for the Company from May 20, 1993 to March
31, 1995.  Mr. McIntosh resigned for personal reasons.   From May 20, 1993 to
May 10, 1994, Mr. Stephen Trocke acted as Chief Financial Officer until a
full time controller was hired.   Mr. Trocke left the Company for personal
reasons. Gary A. Gray was Director from May 20, 1993 to December 31, 1995 and
President and Secretary  from May 30, 1993 to March 31, 1995.   Mr. Gray is
President of a subsidiary of the Company and resigned to more fully pursue his duties with the subsidiary.

Mr. Penni was appointed to the Board of Directors due to the resignation of
Mr. Gary Gray.   Mr. Penni shall serve until the annual meeting of the
shareholders.

Family Relationships.   Angela M. Sullivan has been nominated for Director of
the Company for election at the annual meeting on April 26, 1996.   Ms.
Sullivan is married to Mr. Richard Sullivan, Chairman of the Board of
Directors.   There are no other family relationships between the officers and directors or a nominee to the Board of Directors.

Business Experience.   The following is a brief account of the business
experience during at least the past five years of the directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

Richard J. Sullivan.   Mr. Sullivan is currently Chairman of Great Bay
Technology, Inc., an affiliate of the Company. From August 1989 to December 1992, Mr. Sullivan was chairman of the Board of Directors of Consolidated Convenience Systems, Inc. in Springfield, Missouri. He has been the managing General Partner of The Bay Group, a successful merger and acquisition firm in New Hampshire since February, 1985. Mr. Sullivan was formerly Chairman and Chief Executive Officer of Manufacturing Resources, Inc., an MRP II software company in Boston, MA, and was Chairman and CEO of Encode

Technology, a Computer-Aided Manufacturing Company, in Nashua, New Hampshire from February, 1984 to August, 1986.

Garrett A. Sullivan.    Mr. Sullivan is currently President, Secretary,
Acting Chief Financial Officer and a Director of the Company.   He has been
Executive Vice President of Envirobusiness, Inc., an environmental consulting firm since 1993. He was a partner of The Bay Group, a merger and acquisition
firm in New Hampshire from 1988-1993.   From 1986 to 1988, Mr. Sullivan was
President of Granada Group PLC in Great Britain, a consulting firm which implemented the consolidation of HT&T into Granada Hospital Group, resulting
in the world's largest hospital communications systems supplier.   Mr.
Sullivan received a Bachelor of Arts degree from Boston University in 1960 and he obtained an MBA from Harvard University in 1962.

Daniel E. Penni.   Mr. Penni is currently a Director of the Company.   Mr.
Penni has been involved in the financing of several start up companies in the
past five years on a financial consultant basis.   Mr. Penni has been
involved in the insurance business in many sales and administrative roles
since 1969.   He was President of The Boston Insurance Center, Inc., an
insurance company until 1988.   Mr. Penni was founder and President of BIC
Equities, Inc., a broker/dealer registered with the NASD.   This firm was
involved in the sale of mutual funds and tax advantaged investments from 1978
to 1988.   Mr. Penni graduated with a Bachelor of Science degree in 1969 from the School of Management at Boston College.

Angela M. Sullivan.   Ms. Sullivan is a nominee for Director of the Company.
From 1988 to present, Ms. Sullivan has been a partner in The Bay Group, a private merger and acquisition firm, President of Great Bay Technology, Inc., an affiliate of the Company and President of Economy Car Care Centers, Inc. Ms. Sullivan received a Bachelor of Science degree in Business Administration in 1980 from Salem State College.

Identification of Certain Significant Employees.   The Company does not
employ any persons who make or are expected to make significant contributions to the business of the Company.

Directorships.   No director or nominee for director holds a directorship in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of
Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.


ITEM 10.  EXECUTIVE COMPENSATION

During fiscal 1995, and as of the date of filing this report, no compensation has been paid, nor have there been compensation arrangements or plans, other than what has been indicated below.

Remuneration.   The following table sets forth certain summary information concerning the total remuneration paid or accrued by the Company, to or on behalf of the Company's Chief Executive Officer and the Company's four most highly compensated executive officers determined as of the end of each of the last three years.

                                                     SUMMARY COMPENSATION TABLE
                                                                                                            Long Term Compensation
                                                                                                            ----------------------
                                 Annual Compensation                                 Awards                 Payouts
----------------------------------------------------------------------------------------------------------------------------------
            (a)                    (b)          (c)        (d)      (e)         (f)           (g)            (h)             (i)
                                                                   Other                                                     All
            Name                                                  Annual     Restricted                      LTIP           Other
            and                                                   Compen-      Stock        Options/         Pay-          Compen-
         Principal                             Salary     Bonus   sation       Awards         SARs           Outs          sation
         Position                  Year         ($)        ($)      ($)         ($)           ($)            ($)             ($)
Gary Gray
   President, Secretary            1993      $20,999,98    --       --           --           --              --             --
     Chief Financial Officer       1994      $51,346.14    --       --           --           --              --             --
                                   1995          N/A       --       --           --           --              --             --
Garrett Sullivan<F1>               1993          N/A       --       --           --           --              --             --
   President, Secretary            1994          N/A       --       --           --           --              --             --
   Acting Chief Financial
     Officer                       1995      $27,745.00    --       --           --           --              --             --

<F1>Mr. Sullivan also received $29,000 in non-employee compensation and $2,337 was paid by the Company for insurance.

Compensation Pursuant to Plans.   Other than disclosed above, the Company has
no plan pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals and group described above in this Item.

Compensation of Directors.   Directors of the Company who are not employees
of the Company may receive a fee of $250 per meeting for their attendance at meetings of the Company's Board of Directors, and are entitled to reimbursement for reasonable travel expenses.

Termination of Employment and Change of Control Arrangement.   Except as
noted in the next paragraph, the Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any individual named above for the latest or the next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company, or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There were 2,267,749 Common Shares outstanding at December 31, 1995 and there are 2,332,375 Common Shares outstanding at March 25, 1996 and no Preferred Shares outstanding. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Memorandum, holds of record or is known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group.

                                          Amount
Name and Address of                  of Common Shares
Beneficial Owner                      Currently Owned             Percent
-------------------------------------------------------------------------
Great Bay Technology<F1>
   Group, Inc.
19 Nathaniel Drive
Amherst, NH 03030                        315,000                  13.51%

Garrett Sullivan
29 Concord Avenue
Cambridge, Massachusetts 02138                 0                      0%

Rudolf Kunzli
Chateau Beauregard
F-39350
Pagney, France                           656,570                  29.07%

Daniel Penni
31 Arnold Road
Wellesley, MA 02181                       65,000                   2.79%

All Directors & Officers
as a group (3)                           380,000                  16.29%

<F1>Angela Sullivan, Stephanie Sullivan and Richard Sullivan are the control persons of Great Bay Technology Group, Inc.

There are currently 200,000 Class B Warrants and 300,000 Class F Warrants outstanding. The following tabulates holdings of Warrants to be distributed and owned beneficially by all directors and officers of the Company individually and as a group.

                                   Class and Number            Percent of
    Name and Address               of Warrants<F1>               Class
Richard J. Sullivan             Class B<F2> - 140,000            70%
                                Class F<F2> - 250,000            83%

Garrett Sullivan                Class B - 0                       0%
                                Class F - 0                       0%

Daniel E. Penni                 Class B - 0                       0%
                                Class F - 0                       0%

All Directors & Officers
as a group (3)                  Class B - 140,000                70%
                                Class F - 250,000                83.33%

<F1>pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract,
arrangement, understanding, relationship or otherwise.   Unless otherwise
indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.

<F2>Represents Class B and F Warrants owned by Great Bay Technology.  Angela
Sullivan, Stephanie Sullivan and Richard Sullivan are the control persons of Great Bay Technology Group, Inc.

Changes in Control.   There are no arrangements, known to the Company,
including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Changes in Control.   There are no arrangements, known to the Company,
including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Related Party Transactions.   The Company originally loaned $14,230 to one
officer for personal reasons at the interest rate of 6% with current balance of $12,982 and amounts totaling approximately $108,437 to Great Bay Technology, Inc. at the interest rate of 8% with a current balance of $0.00.
The loans do not have a payback term.   Due to the lack of a specific payback
term, it is management's opinion that the terms of the loans are believed to be less favorable, though not materially so, to the Company as those that
would have been entered into with unrelated parties.   Management has adopted
the policy that future loans to any related parties shall be made at terms at least as favorable to the Company as those that would have been entered into with unrelated parties and will not be made if such loans will negatively effect the Company's cash flow and hamper continued operations.

For services rendered in connection with the three acquisitions which took place in the third quarter of 1995, the Company paid its affiliate company - Great Bay Technology Group, Inc. $50,000 for each acquisition for investment banking services and $76,500 for acquisition services rendered in the fourth quarter for acquisitions to occur in 1996.

      Consulting Agreement.   The Company has entered into a consulting
agreement with Pratt, Wylce & Lords, Ltd. ("Pratt") to assist the Company in
its capitalization and the obtainment of additional financing.   As partial
payment for consulting services, the Company issued 86,500 of its common shares to Pratt, 40,000 which were distributed to Pratt shareholders pursuant to its registration statement declared effective in August, 1994. In addition, Pratt received cash compensation of $35,000.

      Lockup Agreement.   Pursuant to an oral agreement on May 15, 1994 and a
written agreement on September 14, 1994, the shareholders who received warrants issued them pursuant to the "Joint Action by Unanimous Consent of the Board of Directors and Shareholders" date March 25, 1994 have agreed as follows:

In the event the shareholder exercises any warrants, the stock issued to the shareholder pursuant to the exercise shall be locked in and restricted from
trading for a period of two years.   A notice is to be placed on the face of
each stock certificate covered by the terms of the Agreement stating that the transfer of the stock evidenced by the certificate is restricted until
twenty-four (24) months from the date of issuance.   The shareholder also
agrees not to sell or otherwise transfer their interest in the warrants except to an underwriter or other market makers in the stock once a market is
established.   The shareholder further agrees that the total value in cash, or other consideration, paid by the buyer to the seller shall not exceed $.001 per warrant.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  Financial Statements and Schedules

          The following financial statements and schedules are filed as part of this report:

          Report of Independent Public Auditors ..........................................    25
          Consolidated Balance Sheets.....................................................    26
          Consolidated Statement of Stockholder's Equity..................................    27
          Consolidated Statement of Operations............................................    29
          Statement of Cash Flows ........................................................    30
          Notes to Financial Statements ..................................................    31

          Schedules Omitted: All schedules other than those shown have been omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

          (b)  List of Exhibits

          The following of exhibits are filed with this report:

(3)       Articles of Incorporation, Amendments and Bylaws incorporated by reference to Form S-1 filed on June 3, 1994
(4)       Specimen certificate for Common Stock incorporated by reference to Amendment 2 to Form S-1 filed on August 14, 1994
(10.1)    Reseller Agreement between the Company and Oracle Corporation incorporated by reference to Amendment 1 to Form S-1 filed on
          July 26, 1994.
(10.2)    Vendor Services Agreement between the Company and Computer
           Associates International incorporated by reference to Amendment 1 to Form S-1 filed on July 26, 1994.
(10.3)    Dealer License Agreement between the Company and American Business
           Systems incorporated by reference to Amendment 1 to Form S-1 filed on
           July 26, 1994
(10.4)    Reseller Software License Agreement between the Company and
           Applied Automation Techniques, Inc. incorporated by reference to
           Amendment 1 to Form S-1 filed on July 26, 1994
(10.5)    Contract Programmer Agreement between the Company and Telxon
           Corporation incorporated by reference to Amendment 1 to Form S-1 filed on July 26, 1994
(10.6)    Agreement between Company and warrantholders incorporated by reference to Amendment 3 to Form S-1 filed on September 16, 1994
(10.7)    Joint Marketing Agreement with Data Documents - to be filed by amendment
(10.8)    Purchase and Sale Agreement re: Baler Software incorporated by reference to
            Form 8-K, report date August 4, 1995
(10.9)    Agreement of Sale re: Atlantic Systems, Inc. incorporated by reference to Form
           8-K, report date August 9. 1995
(10.10)   Agreement of Sale re: Elite Computer Systems, Inc. incorporated by reference to Form 8-K, report date September 8, 1995.
(99)      Consulting Agreement with Pratt, Wylce & Lords, Ltd. incorporated by reference to Amendment 1 of Form S-1 filed on July 26, 1994.

Reports filed on Form 8-K.

          The Company filed no reports on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 1995.

INDEPENDENT AUDITORS' REPORT


Board of Directors
Applied Cellular Technology, Inc. & Subsidiaries
Springfield, Missouri


We have audited the accompanying consolidated balance sheet of Applied Cellular Technology, Inc. and subsidiaries as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended
December 31, 1994 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Cellular Technology, Inc. and subsidiaries as of December 31, 1995, and the results of its operations and its cash flows for the years ended December 31, 1994 and 1995, in conformity with generally accepted accounting principles.

                            /s/ Rubin, Brown, Gornstein & Co. LLP


March 8, 1996

              APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
             ----------------------------------------------------

                          CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 1995

                                         ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                             $   125,469
   Accounts receivable                                                       522,548
   Unbilled receivables                                                      104,111
   Inventories                                                               504,859
   Prepaid expenses                                                           51,840
   Note receivable - officer                                                  12,982
   Note receivable - Cadkey, Inc.                                             87,057
                                                                         -----------
         TOTAL CURRENT ASSETS                                              1,408,866

EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                         138,489

INVESTMENT IN CADKEY, INC. COMMON STOCK                                      577,399

NOTE RECEIVABLE - CADKEY, INC.                                               292,627

GOODWILL                                                                     906,626

PURCHASED COMPUTER SOFTWARE                                                  667,443

OTHER ASSETS                                                                 140,035
                                                                         -----------
                                                                         $ 4,131,485
                                                                         -----------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Note payable - line of credit                                         $    29,999
   Notes payable - officers                                                  280,095
   Capital lease obligations - current                                        23,360
   Accounts payable                                                          564,692
   Accrued expenses                                                          105,146
                                                                         -----------
         TOTAL CURRENT LIABILITIES                                         1,003,292
                                                                         -----------

LONG-TERM LIABILITIES
   Capital lease obligations                                                  19,251
                                                                         -----------
MINORITY INTEREST                                                             57,002
                                                                         -----------
STOCKHOLDERS' EQUITY
   Common stock:
      Authorized 10,000,000 shares of $.001 par value; issued and
         outstanding 2,267,749 shares                                          2,268
   Additional paid-in capital                                              3,358,072
   Retained earnings (deficit)                                              (308,400)
                                                                         -----------
        TOTAL STOCKHOLDERS' EQUITY                                         3,051,940
                                                                         -----------
                                                                         $ 4,131,485
                                                                         -----------


------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.        Page 2

              APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
             ----------------------------------------------------

                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1995
                                                      PAGE 1 OF 2


                                      PREFERRED STOCK         COMMON STOCK      ADDITIONAL  RETAINED        TOTAL
                                   ----------------------  -------------------   PAID-IN    EARNINGS     STOCKHOLDERS'
                                       SHARES    AMOUNT      SHARES   AMOUNT     CAPITAL    (DEFICIT)       EQUITY
                                   -----------------------------------------------------------------------------------
BALANCE - JANUARY 1, 1994                  --  $      --     487,802  $ 1,161  $        -- $   (5,306)    $   (4,145)

NET LOSS                                   --         --          --       --           --   (482,454)      (482,454)

ISSUANCE OF PREFERRED STOCK            20,000    200,000          --       --           --         --        200,000

REDUCTION OF PAR VALUE OF COMMON
  STOCK                                    --         --          --     (673)         673         --             --

ISSUANCE OF COMMON STOCK                   --         --     212,378      212      279,538         --        279,750

ISSUANCE OF COMMON STOCK - IN
  ACQUISITION OF 29% OF CADKEY, INC.
  (AS RESTATED)                            --         --     456,570      457      570,256         --        570,713

ISSUANCE OF COMMON STOCK - IN
  ACQUISITION OF PURCHASED SOFTWARE
  (AS RESTATED)                            --         --     180,000      180      224,820         --        225,000
----------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1994 -
  CARRIED FORWARD                      20,000  $ 200,000   1,336,750  $ 1,337  $ 1,075,287 $ (487,760)    $  788,864
----------------------------------------------------------------------------------------------------------------------




------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.       Page 3





              APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
             ----------------------------------------------------
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1995
                                  PAGE 2 OF 2

                                       PREFERRED STOCK         COMMON STOCK      ADDITIONAL  RETAINED        TOTAL
                                    ----------------------  -------------------   PAID-IN    EARNINGS     STOCKHOLDERS'
                                        SHARES    AMOUNT      SHARES   AMOUNT     CAPITAL    (DEFICIT)       EQUITY
                                    -----------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1994 -
  BROUGHT FORWARD                       20,000  $ 200,000   1,336,750  $ 1,337  $ 1,075,287 $ (487,760)   $   788,864

NET INCOME                                  --         --          --       --           --    179,360        179,360

REDEMPTION OF PREFERRED STOCK          (20,000)  (200,000)     11,765       12       52,596         --       (147,392)

ISSUANCE OF COMMON STOCK                    --         --     259,999      260      523,392         --        523,652

ISSUANCE OF RESTRICTED COMMON
  STOCK                                     --         --     200,000      200      499,800         --        500,000

ISSUANCE OF COMMON STOCK - IN
  ACQUISITION OF PURCHASED SOFTWARE         --         --     113,009      113      289,190         --        289,303

ISSUANCE OF COMMON STOCK - IN
  ACQUISITION OF 80% OF ATLANTIC
  SYSTEMS, INC.                             --         --     124,066      124      341,058         --        341,182

ISSUANCE OF COMMON STOCK - IN
  ACQUISITION OF 80% OF ELITE
  COMPUTER SERVICES, INC.                   --         --     102,160      102      456,553         --        456,655

50% OF PRINCIPAL PAYMENTS RECEIVED
  ON NOTE RECEIVABLE - CADKEY, INC.         --         --          --       --      120,316         --        120,316

CLASS "E" WARRANTS REDEEMED                 --         --     120,000      120         (120)        --             --
----------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1995                 --  $      --   2,267,749  $ 2,268  $ 3,358,072 $ (308,400)   $ 3,051,940
======================================================================================================================



------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.        Page 4

              APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
             ----------------------------------------------------

                     CONSOLIDATED STATEMENT OF OPERATIONS


                                                                     FOR THE YEARS
                                                                   ENDED DECEMBER 31,
                                                             ---------------------------
                                                                      1994        1995
                                                             ---------------------------
REVENUES
  Programming services                                           $ 184,335  $  442,874
  Hardware products                                                102,661   1,281,101
  Software licensing revenue                                        29,582     151,229
  Packaged software sales                                               --     417,600
  Other revenue                                                      6,191      43,195
----------------------------------------------------------------------------------------
      TOTAL REVENUES                                               322,769   2,335,999
----------------------------------------------------------------------------------------
DIRECT COSTS
  Costs of programming services                                    192,623     271,174
  Costs of hardware products                                        62,265     676,838
  Costs of software licensing revenue                                7,881      74,306
  Cost of packaged software sales                                       --     159,388
  Other costs                                                           --         331
  Royalty expense                                                    7,099       4,176
----------------------------------------------------------------------------------------
      TOTAL DIRECT COSTS                                           269,868   1,186,213
----------------------------------------------------------------------------------------
GROSS PROFIT                                                        52,901   1,149,786
----------------------------------------------------------------------------------------
OPERATING EXPENSES
  Marketing and sales                                               83,326     346,836
  Administrative                                                   421,864     634,376
  Research and development expense                                  27,856          --
----------------------------------------------------------------------------------------
      TOTAL OPERATING EXPENSES                                     533,046     981,212
----------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                           (480,145)    168,574

INTEREST INCOME                                                         --      74,899

INTEREST EXPENSE                                                    (2,309)    (15,150)
----------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAX AND MINORITY INTEREST                                (482,454)    228,323

PROVISION FOR INCOME TAX                                                --          --
----------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE MINORITY INTEREST                            (482,454)    228,323

MINORITY INTEREST                                                       --     (48,963)
----------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                $(482,454) $  179,360
========================================================================================
NET INCOME (LOSS) PER COMMON SHARE                               $   (0.82) $      .10
========================================================================================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                        587,797   1,792,939
========================================================================================



------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.        Page 5

              APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
             ----------------------------------------------------

                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                  FOR THE YEARS
                                                                                ENDED DECEMBER 31,
                                                                       -----------------------------------
                                                                                  1994              1995
                                                                       -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                         $ (482,454)        $ 179,360
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                           10,912           132,690
        Minority interest portion of income                                         --            48,963
        Loss on sale of equipment                                                   --               519
        Registration costs - shares issued                                     129,750                --
        Imputed interest - notes payable - officers                                 --             6,614
        Change in assets and liabilities:
           (Increase) decrease in accounts receivable                           19,528          (232,980)
           Increase in unbilled receivables                                     (3,001)          (94,011)
           Increase in inventories                                                  --           (43,668)
           Increase in prepaid expenses                                        (13,780)          (14,411)
           Increase in deposits                                                     --            (4,898)
           Increase in accounts payable and accrued
              expenses                                                          54,062           149,262
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           (284,983)          127,440
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in notes receivable - officer                              2,832              (792)
  (Increase) decrease in note receivable - stockholder                         (90,058)          108,437
  Payments received on note receivable - Cadkey, Inc.                               --           240,632
  Increase in other assets                                                        (450)         (107,958)
  Insurance proceeds on equipment theft                                             --             1,650
  Payments for equipment and computer software                                 (14,923)          (40,199)
  Payments for costs of 80% business acquisitions
     (net of cash balances acquired)                                                --          (183,208)
  Payments for costs related to asset acquisitions                                  --          (119,355)
----------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                         (102,599)         (100,793)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net amounts borrowed (paid) on line of credit                                 37,175          (171,048)
  Payments on capital lease obligations                                           (886)          (15,318)
  Decrease in notes payable - officers                                              --           (86,849)
  Issuance (redemption) of preferred stock                                     200,000          (147,392)
  Issuance of common stock                                                     150,673           516,778
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      386,962            96,171
----------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                   (620)          122,818

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                    3,271             2,651
----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF YEAR                                    $     2,651         $ 125,469
==========================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                            $     2,309         $  15,150
----------------------------------------------------------------------------------------------------------
  Noncash investing and financing activities (Note 17)
----------------------------------------------------------------------------------------------------------




------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.        Page 6

              APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
             ----------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1994 And 1995


1.     Summary Of Significant Accounting Policies

       Consolidation

       The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Tech Tools, Inc. and ACT Financial Corp. which were formed in November 1994 and April 1995, respectively, and its majority-owned subsidiaries, Atlantic Systems, Inc. and Elite Computer Services, Inc., in which an 80% interest was acquired by the Company in August and September 1995, respectively. All significant intercompany investments, transactions and account balances have been eliminated in consolidation.

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

       Allowance For Doubtful Accounts

       The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. The estimated losses are based on historical collection experience coupled with a review of the current status of the existing receivables. There is no allowance for uncollectible accounts reflected in the balance sheet as Company management is of the opinion that no allowance is necessary.

       Unbilled Receivables

       The Company records an unbilled receivable to account for salary expenses and certain other expenses that apply to customer projects not yet billed.

------------------------------------------------------------------------------
                                                                        Page 7

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


       Inventories

       The Company's inventories consist mainly of new and used computers, computer parts and software. The inventory is valued at the lower of cost or market, determined by the FIFO (first-in, first-out) method. The Company closely monitors and analyzes inventory for potential obsolescence and slow-moving items based upon the aging of the inventory listing and the inventory turns by product. The Company will provide an allowance for obsolete inventories if deemed necessary from the analysis.

       Equipment And Leasehold Improvements

       Equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed using straight-line and accelerated methods. The assets are depreciated and amortized over periods ranging from three to seven years.

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


------------------------------------------------------------------------------
                                                                        Page 8

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


       Note Receivable - Cadkey, Inc.

       The Company's policy for making on-going determinations of the net realizable value of the note receivable from Cadkey, Inc. is not only to review the overall performance of Cadkey, Inc. as discussed within the Investment in Common Stock footnote, but also to closely monitor the note repayment schedule agreed to by Cadkey, Inc. in order to assess the continuing likelihood of repayment and the on-going net realizable value of the Cadkey, Inc. note. The carrying value of the note receivable has been reduced by 50%, as a result of the discounting of the value of the shares exchanged to acquire the note receivable because of the restricted nature and the limited market of those common shares (Note 16).

       Goodwill

       The goodwill resulting from the purchase of 80% ownership in Atlantic Systems, Inc. and Elite Computer Services, Inc. (Note
       16) is being amortized over 10 years.

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

       Purchased Computer Software

       Purchased computer software is stated at cost less accumulated
       amortization.   The purchased computer software is at the
       stage of technological feasibility which is considered to have occurred when a product design and working model of the software product have been completed and the completeness of the working model and its consistency with the product design have been confirmed by testing. Amortization is computed over the greater of current revenues divided by the total of expected revenues or straight-line over the number of years of expected revenue. The straight-line life is determined to be 5 years. The Databoss computer software purchased by Tech Tools, Inc. in November 1994 (Note 17) has been amortized beginning in July 1995 when it was available for release to customers. Amortization began for the software acquired from Baler Software Corporation in August 1995 at the date of its acquisition (Note 16).


------------------------------------------------------------------------------
                                                                        Page 9

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


       Revenue Recognition

       For programming, consulting and software licensing services, the Company recognizes revenue based on the percent complete for fixed fee contracts, with the percent complete being calculated as either the number of direct labor hours in the project to date divided by the estimated total direct labor hours or based upon the completion of specific task orders.
       It is the Company's policy to record contract losses in their entirety in the period in which such losses are foreseeable. For non fixed fee jobs, the revenue is recognized based on the actual direct labor hours in the job times the standard billing rate and adjusted to realizable value if necessary.
        For product sales, the Company recognizes revenue upon shipment. There are no significant post contract support obligations at the time of revenue recognition. The Company's accounting policy regarding vendor and post-contract support obligations is according to the customers contract, billable upon the occurrence of the post-sale support.

       The Company does not experience many product returns, and therefore, Company management is of the opinion that no allowance for sales returns is necessary. The Company has no obligation for warranties on hardware sales, because the warranty is given by the manufacturer. The Company does not offer a warranty policy for their services to customers.

       Proprietary Software In Development

       In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detail program design to product specifications and has been reviewed for high-risk development issues, or to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization of computer software costs is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the estimated useful life of the product. No amortization was charged against revenue during the year ended December 31, 1995. Amortization will begin in 1996 when the products are ready for release to the general public.


------------------------------------------------------------------------------
                                                                       Page 10

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



       Net Income (Loss) Per Common Share

       Net income (loss) per common share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of convertible preferred stock and common stock issuable upon exercise of stock options and warrants (using the treasury stock method). Under the rules of the Securities and Exchange Commission, common stock issued by the Company during the 12-month period prior to the initial public offering and stock options granted during the same period, that had an exercise price that was less then the IPO price, have been included in the calculation of common and common equivalent shares using the treasury stock method as if they were outstanding for all applicable periods (pre IPO period only).

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


------------------------------------------------------------------------------
                                                                       Page 11

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



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

       During April 1995, the Company formed a subsidiary, ACT
       Financial Corp.

       In August 1995, Tech Tools, Inc. purchased software and certain other related assets and liabilities of Baler Software Corporation in exchange for the issuance of 113,009 shares of common stock of Applied Cellular Technology, Inc.

       Additionally, in August 1995, the Company issued 124,066 shares of its common stock in exchange for an 80% investment in Atlantic Systems, Inc., a software support company mainly for the liquor industry, with customers throughout the United States.

       In September 1995, the Company issued 102,160 shares of its common stock in exchange for an 80% investment in Elite
       Computer Services, Inc., a distributor of computer parts, with customers throughout the United States.

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


------------------------------------------------------------------------------
                                                                       Page 12

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


4.     Note Receivable - Cadkey, Inc.

       The note is unsecured and bears interest at 10.5%. Principal and interest payments of $20,483 are due monthly, with the final payment due October 1, 1999.

       The note is valued as follows:

          Shares issued (200,000 x $5.00)                              $ 1,000,000
          50% discount given to shares issued (Note 16)                   (500,000)
                                                                    ----------------
          Original carrying value of the note receivable                   500,000
          50% of principal payments received                               120,316
                                                                    ----------------
          Balance at December 31, 1995                                     379,684
          Current portion                                                  (87,057)
                                                                    ----------------
          Long-term portion                                            $   292,627
                                                                    ================

       The 200,000 shares of stock issued were restricted as to voting rights.

       Due to the 50% reduction in the face value of the note, as payments are received, 50% of the amounts are credited to the note receivable and the remaining 50% to paid-in capital.


5.     Equipment And Leasehold Improvements

       Equipment and leasehold improvements consist of:

          Furniture, fixtures and equipment                  $ 180,630
          Computer equipment                                    66,909
          Leased vehicles                                      113,210
          Leasehold improvements                                 1,087
                                                          --------------
                                                               361,836
          Less:  Accumulated depreciation and
            amortization                                       223,347
                                                          --------------
                                                             $ 138,489
                                                          ==============

       Included above are vehicles acquired under capital lease obligations in the amount of $113,210. Related accumulated depreciation amounted to $42,777 at December 31, 1995.

       Depreciation and amortization charged against income amounted to $7,718 and $27,613 for the years ended December 31, 1994 and 1995, respectively.


------------------------------------------------------------------------------
                                                                       Page 13

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



6.     Investment In Cadkey, Inc. Common Stock

       Investment in Cadkey, Inc. common stock consists of:


          Original investment:
          Investment in Cadkey, Inc. common stock                        $ 570,713
          Additional costs of acquisition                                    6,686
                                                                     ---------------
                                                                         $ 577,399
                                                                     ===============


       The original investment was calculated as follows:


          Shares issued (456,670 x $2.50)                              $ 1,141,425
          50% discount given to shares issued (Note 16)                   (570,712)
                                                                     ---------------
                                                                       $   570,713
                                                                     ===============


------------------------------------------------------------------------------
                                                                       Page 14

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



7.     Goodwill

       Goodwill consists of:

          Shares issued in the Atlantic Systems, Inc.
            80% purchase (124,066 x $5.50)                              $  682,363
          Shares issued in the Elite Computer Services, Inc.
            80% purchase (102,160 x $8.94)                                 913,310
          50% discount given to shares issued (Note 16)                   (797,836)
                                                                     ---------------
          Net value of shares issued                                       797,837
          Additional costs of acquisitions                                 173,682
          80% of net book value of companies acquired                      (26,825)
          Accumulated amortization                                         (38,068)
                                                                     ---------------
          Carrying value                                                $  906,626
                                                                     ===============

       Amortization expense amounted to $38,068 for the year ended December 31, 1995.


8.     Purchased Computer Software

       Purchased computer software consists of:

          Shares issued in the purchase of the Baler
            Software Corporation net assets
            (113,009 x $5.125)                                          $  579,171
          Shares issued in the purchase of the Databoss
            software (180,000 x $2.50)                                     450,000
          Warrants issued in the purchase of the Databoss
            software (120,000 x $1.50)                                     180,000
          50% discount given to the shares issued
            (Note 16)                                                     (514,586)
          100% discount given to the warrants issued
            (Note 16)                                                     (180,000)
                                                                     ---------------
          Net value of shares issued                                       514,585
          Additional costs of acquisitions                                 217,500
          Accumulated amortization                                         (64,642)
                                                                     ---------------
          Carrying value                                                 $ 667,443
                                                                     ===============

       Amortization expense amounted to $64,642 for the year ended December 31, 1995.


------------------------------------------------------------------------------
                                                                       Page 15

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


       The additional costs of acquisitions include any cash payments according to the acquisition agreements plus costs for investment banking services, legal services and accounting services, that were essential costs in acquiring these assets.

9.     Line Of Credit

       Elite Computer Services, Inc. has a $100,000 line of credit with a bank. The credit line is secured by accounts receivable and inventories and bears interest at the prime rate plus 2%. Borrowings are due on demand. The line of credit was paid and terminated in February 1996.

       Interest expense on the above debt amounted to $2,309 in 1994 and $9,350 in 1995.

       The weighted average dollar amount of borrowings for the year ended December 31, 1995 was $79,979. The weighted average interest rate paid was 9% for the year ended December 31, 1995.


10.    Notes Payable - Officers

       The notes are non-interest bearing, unsecured and are due on demand. Imputed interest has been recorded at a market rate of 7%.


11.    Capital Lease Obligations

       At December 31, 1995, future payments for capital lease obligations are as follows:

          YEAR                                                  AMOUNT
          --------------------------------------------------------------
          1996                                                $ 28,337
          1997                                                  15,750
          1998                                                   8,489
          --------------------------------------------------------------
          Total minimum lease payments                          52,576
          Less:  Amount representing interest                    9,965
          --------------------------------------------------------------
          Capital Lease Obligation                              42,611
          Less: current maturities                              23,360
          --------------------------------------------------------------
          Long-term Capital Lease Obligation                  $ 19,251
          ==============================================================

       Interest expense on the capital leases amounted to $5,800 in 1995.


------------------------------------------------------------------------------
                                                                       Page 16

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


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


------------------------------------------------------------------------------
                                                                       Page 17

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


       Estimated fair values of the Company's financial instruments, all of which are held for nontrading purposes, are as follows:

                                                                  1995
                                                      ---------------------------
                                                           CARRYING      FAIR
                                                            AMOUNT       VALUE
                                                      ---------------------------
       Cash and cash equivalents                          $ 125,469   $ 125,469
       Accounts receivable                                  522,548     522,548
       Note receivable - officer                             12,982      12,982
       Note receivable - Cadkey, Inc.                       379,684     379,684
       Note payable - line of credit                        (29,999)    (29,999)
       Accounts payable                                    (564,692)   (564,692)
       Notes payable - officers                            (280,095)   (280,095)

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

       The provision for income taxes includes current taxes and deferred taxes computed on the temporary differences in the basis of certain assets and liabilities between financial statement and income tax reporting purposes. The principal source of deferred income taxes as of December 31, 1995 consists of differences in the basis of goodwill and an investment in a 29%-owned company.

       The provision for income taxes consists of:

                                                               1994        1995
                                                      ---------------------------
       Current taxes at statutory rates                      $   --   $  80,000
       Current taxes covered by net
         operating loss carryforward                             --     (80,000)
       --------------------------------------------------------------------------
       Current income tax provision                              --          --
       Deferred income taxes                                     --          --
       --------------------------------------------------------------------------
                                                             $   --   $      --
       ==========================================================================


------------------------------------------------------------------------------
                                                                       Page 18

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


       The components of the deferred tax asset (liability), at December 31, 1995 are as follows:

       DEFERRED TAX ASSET (LIABILITY)
         Goodwill basis difference                          $  28,000
         Cadkey, Inc. investment basis difference             (23,000)
         Equipment and leasehold improvements
           basis differences                                   (5,000)
         Net operating loss carryforward                       30,000
         Valuation allowance                                  (30,000)
                                                        ---------------
       NET DEFERRED TAX ASSET                               $      --
                                                        ===============

       SFAS109 requires a valuation allowance be recorded when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." At December 31, 1995, the Company has elected to record a valuation allowance of $30,000 to offset the deferred tax asset.

       The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

                                                                         1994                 1995
                                                                     -------------------------------
                                                                            %                    %
                                                                     -------------------------------
          Statutory rate                                                   --                   32
          Surtax exemptions                                                --                  (10)
          State income taxes                                               --                    4
                                                                     -------------------------------
                                                                           --                   26
                                                                     ===============================

       Under the carryforward provisions of the Internal Revenue
       Code and applicable state income tax law, the Company has available for future periods the following carryforwards:

                                                        YEAR             YEAR OF
                                                    INCURRED          EXPIRATION              AMOUNT
                                                 -----------------------------------------------------
          Net operating loss                            1994                2009            $ 95,000
                                                                                         =============


------------------------------------------------------------------------------
                                                                       Page 19

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


14.    Commitments

       The Company was obligated to pay a royalty to Axon Investments, Inc., formerly Axcom Computer Consultants, Inc., in the amount of 2% of gross collected revenues for 120 months beginning July 1, 1993. This royalty agreement was terminated in July 1995. Royalty expense amounted to $7,099 in 1994 and $4,176 in 1995.

       The Company has contracted with a registered broker-dealer to receive financial consulting and investment banking services through September 1996. The Company must pay the broker-dealer $5,000 each month in the form of cash or in the form of shares of capital stock.


------------------------------------------------------------------------------
                                                                       Page 20

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


       Applied Cellular Technology, Inc. is obligated under a one-year lease for its office space, expiring June 1996. Tech Tools, Inc. is obligated under a one-year lease for its office space, expiring April 1996. Elite Computer Services, Inc. is obligated under a five-year lease for its office space, expiring May 1996. Atlantic Systems, Inc. is obligated under a three-year lease for its office space, expiring December 1998. Total lease commitments are summarized as follows:

                        YEAR                     AMOUNT
                        ---------------------------------
                        1996                  $  68,305
                        1997                     34,800
                        1998                     36,000
                        ---------------------------------
                                              $ 139,105
                        =================================

       Rent expense amounted to $16,047 and $49,375 for the years ended December 31, 1994 and 1995, respectively.

       In September 1995, the Company entered into two employment contracts with officers of Elite Computer Services, Inc.
       which call for services to be provided for a period of two years, and total annual salaries of $180,000.


15.    Profit Sharing Plan

       Elite Computer Services, Inc. has a qualified, noncontributory 401(k) plan for all eligible employees.
       The Company contributes, at its discretion, up to 15% of the participant's annual compensation. Profit sharing expense amounted to $4,659 in 1995.

       Atlantic Systems, Inc. has a qualified, noncontributory
       401(k) plan for all eligible employees. The amount of the employer contribution is determined annually by the employer at its discretion. There was no employer contribution in 1995.


------------------------------------------------------------------------------
                                                                       Page 21

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


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

       The net loss per common share and all references to the number of shares of common stock have been restated to reflect the aforementioned stock split.


------------------------------------------------------------------------------
                                                                       Page 22

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


       In March 1994, the Company entered into an agreement with Pratt, Wylce & Lords, Ltd. ("Pratt"), for services to be provided in connection with the registration (Note 19) and other consulting services. In March 1994, the Company issued 86,500 shares to Pratt. The shares were issued at the fair value as of the date of issuance in direct payment for services related to the registration. Consulting expense at December 31, 1994 related to the registration amounted to $129,750.

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

       In March 1995, restricted common stock was issued to purchase a note receivable. The Company issued 200,000 common shares at a market price of $5.00 with a 50% discount, due to the limited market of the common shares, bringing the value down to $2.50 each. The stock was restricted as to voting rights until the bid price per share equaled or exceeded $7.50 for a period of 48 hours or more, which occurred in the third quarter of 1995. Due to this discount, 50% of all principal payments being received are recorded as additional paid-in capital. This amount for 1995 was $120,316.

       In August 1995, 350,000 class H warrants were authorized for issuance. The class H warrants shall be exercisable for a period of 5 years from the date of issuance and shall be exercisable at the rate of 1 warrant plus $4.75 for each common share.


------------------------------------------------------------------------------
                                                                       Page 23

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


       On August 4, 1995, the Company acquired software and related net assets of Baler Software Corporation (Baler) in exchange for the payment of debt of $14,000, the issuance of 88,009 shares of the Company's common stock, for full payment of $451,046 debt of Baler's secured creditors and the issuance of 25,000 shares of the Company's common stock to one of Baler's shareholders in payment for the acquired software and certain other assets and liabilities. The then current market trading value of $5.125 a share has been discounted by 50% due to limited market of the common shares, resulting in a value of $2.56 a share.

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


17.    Supplemental Cash Flow Information

       The Company had the following noncash investing and financing activities:

       During 1994, the subsidiary purchased software through the issuance of 180,000 shares of Applied Cellular Technology's common stock at $1.25 per share and the issuance of 120,000 warrants, carrying no value.

       During 1994, the Company acquired 570,712 shares of Cadkey, Inc. in exchange for 456,570 shares of its common stock at $1.25 a share, resulting in a 29% investment in this company. The investment of $570,713 included approximately $71,000 of goodwill which is being amortized over 7 years.

       Also during 1994, the Company financed a lease for a vehicle in the amount of $14,424.


       In March 1995, the Company acquired a note receivable from Cadkey, Inc. in exchange for the issuance of 200,000 restricted shares of its common stock valued at $2.50 each.


------------------------------------------------------------------------------
                                                                       Page 24

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



       In August 1995, the Company acquired software and related assets from Baler Software Corporation in exchange for the issuance of 113,009 shares of its common stock at $2.56 per share.

       In August 1995, the Company issued 124,066 shares of its common stock at $2.75 per share in exchange for an 80% investment in Atlantic Systems, Inc. The related goodwill of approximately $442,000 is being amortized over 10 years.

       In September 1995, the Company issued 102,160 shares of its common stock at $4.47 per share in exchange for an 80% investment in Elite Computer Services, Inc. The related goodwill of approximately $503,000 is being amortized over 10 years.

       In October 1995, the Company entered into two capital leases for vehicles in the amount of $24,420.


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


------------------------------------------------------------------------------
                                                                       Page 25

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


19.    Related Party Transactions

       For services rendered in connection with the three acquisitions which took place in the third quarter of 1995, the Company paid a shareholder, Great Bay Technology Group, Inc., $50,000 for each acquisition for investment banking services. These payments were included in the total cost of assets purchased and therefore amortized over the life of the related assets. In the fourth quarter of 1995, the Company paid a shareholder, Great Bay Technology Group, Inc., $76,500 for investment banking services provided for the acquisitions noted in the subsequent events. These costs will be capitalized as a direct acquisition cost of the related assets and amortized over the life of the asset beginning in 1996.

20.    Subsequent Events

       In January 1996, the Board of Directors authorized the issuance of 450,000 class I warrants to certain shareholders and officers. The warrants will be exercisable for a period of five years from the date of issuance at the rate of one warrant plus $2.87.

       In February 1996, Atlantic Systems, Inc. purchased a liquor store software package (with exclusive rights to sell and support the software, hardware and software support contracts with current customers) and certain equipment from Quality Solutions, Inc., in consideration for cash of $40,784 and 33,494 shares of common stock of Applied Cellular Technology, Inc., at $5.50 per share, the then current market trading price. This value has been discounted 50% due to the limited market of the shares, resulting in a value of $2.75 a share, for a total value of $92,109. Also in February 1996, the Company entered into an employment contract with an officer of Quality Solutions, Inc. for a period of three years with an annual salary of $60,000, and an additional bonus based on 10% of gross profit of all sales closed during the fiscal year to be paid in the form of common shares of the Corporation. Upon issuance of these shares, officer's compensation expense will be recorded based on the number of shares issued times the market price of the shares. An additional bonus may be earned in the first year of service, on sales from $200,000 to $450,000, with a maximum amount being paid of $25,000.

       In February 1996, the Company entered into two employment contracts with officers of Atlantic Systems, Inc. which call for services to be provided for a period of three years, at annual salaries of $50,000 for each officer with an additional bonus based on 25% of quarterly earnings before income taxes in excess of $58,400 not to exceed $50,000 to each officer.


------------------------------------------------------------------------------
                                                                       Page 26

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

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

21.    Restatement

       The Company has restated its balance sheet at December 31, 1994 to reflect the adjustment of the acquisition price of computer software acquired by Tech Tools, Inc. in exchange for 180,000 shares of its common stock and for the issuance of 120,000 warrants. In addition, the Company has adjusted the value of the acquisition of its 29% investment in Cadkey, Inc. obtained through issuance of 456,570 shares of common stock.

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

       The restatement results in a reduction of the purchase price of the computer software by $1,275,000 to $225,000 and the investment in Cadkey, Inc. by $1,712,137 to $570,713 with corresponding reduction in additional paid-in capital totalling $2,987,137. There was no effect of this restatement on operations for the year ended December 31, 1994.


       The Company has restated its balance sheet and income statement for the year ended December 31, 1995 to reflect the recording of the investment in Cadkey, Inc. on the cost method, instead of as previously shown under the equity method. The Company does not currently, and has not since early in 1995, exercised significant influence over Cadkey, Inc. and therefore should not be recorded under the equity method. Management's basis for considering that they no longer exercise significant influence over Cadkey, Inc. stems from the fact that the majority ownership of Cadkey is concentrated among a small group of shareholders who operate the investee without regard to the views of the Company, the Company had attempted to obtain interim financial statements from Cadkey, Inc. and were refused and the Company has tried unsuccessfully to obtain representation on Cadkey's board of directors.


       There was no effect on the beginning retained earnings, as of December 31, 1994, as there was no equity picked up within that year.


       The effect of this change was to reduce net income for the year ended December 31, 1995 by $74,682, which reduced the net income per common share by $.04 per share, from $.14 to $.10 per share.


------------------------------------------------------------------------------
                                                                       Page 27

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


22.    Proforma Information (Unaudited)

       The following pro forma consolidated statement of operations of Applied Cellular Technology, Inc. and subsidiaries for the year ended December 31, 1995 gives effect to the acquisitions of Atlantic Systems, Inc., Elite Computer Services, Inc., and the probable acquisition of Burling Instruments, Inc. as though they were effective at January 1, 1995. The statement gives effect to the acquisitions under the purchase method of accounting and the assumptions in the accompanying notes to the pro forma financial statements.

       In August 1995, the Company issued 124,066 shares of common stock at $2.75 per share (which was the prevailing market price at the time of the acquisition, net of a discount of 50% due to the limited market for the shares) for a total of $341,182, in exchange for an 80% investment in Atlantic Systems, Inc. The resulting goodwill of $442,000 is being amortized over 10 years. Other acquisition costs for this transaction have also been capitalized in the amount of $117,523.

       In September 1995, the Company issued 102,160 shares of its common stock at $4.47 per share (which was the prevailing market price at the time of the acquisition, net of a discount of 50% due to the limited market for the shares) for a total of $456,655, in exchange for an 80% investment in Elite Computer Services, Inc. The resulting goodwill of $502,625 is being amortized over 10 years. Other acquisition costs for this transaction have also been capitalized in the amount of $56,159.

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

------------------------------------------------------------------------------
                                                                       Page 28

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


       The pro forma statement may not be indicative of the results that would have actually occurred if the acquisitions had been effective on the dates indicated or of the results that may be obtained in the future. The pro forma statement should be read in conjunction with the financial statements and notes thereto of the Company.

------------------------------------------------------------------------------
                                                                       Page 29

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


                                    PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                                 (UNAUDITED)

                                                                  PRO FORMA ADJUSTMENTS
                                                 -----------------------------------------------------
                                                                      ELITE        BURLING
                                                    ATLANTIC       COMPUTER    INSTRUMENTS                     PRO FORMA
                                     AS REPORTED     SYSTEMS       SERVICES           INC.                  DECEMBER 31,
                                    DECEMBER 31,        INC.           INC.    (UNAUDITED)                          1995
                                            1995        <F1>           <F2>           <F3>                   (UNAUDITED)
                                  ----------------------------------------------------------------------------------------
Revenues                             $ 2,335,999   $ 649,932    $ 1,255,125    $ 1,707,868                   $ 5,948,924
Direct costs                           1,186,213     237,298        562,417      1,021,120                     3,007,048
--------------------------------------------------------------------------------------------------------------------------
Gross profit                           1,149,786     412,634        692,708        686,748          --         2,941,876
Operating expenses                       981,212     419,768        637,821        653,694     109,688<F4>     2,802,183
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                  168,574      (7,134)        54,887         33,054    (109,688)          139,693
Interest income                           74,899          --             --            511          --            75,410
Interest expense                         (15,150)         --         (1,417)       (10,681)         --           (27,248)
Minority interest                        (48,963)         --             --             --     (13,829)<F5>      (62,792)
Provision for income tax                      --          --             --            (74)    (21,400)<F6>      (21,474)
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                        179,360      (7,134)        53,470         22,810    (144,917)          103,589
Dividends                                     --          --             --             --     (72,000)<F7>      (72,000)
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)
  applicable to common
  shareholders                       $   179,360   $  (7,134)   $    53,470    $    22,810  $ (216,917)      $    31,589
==========================================================================================================================
Net Income (Loss) Per Common Share        $ 0.10                                                                  $ 0.02
==========================================================================================================================
Weighted Average Number Of
  Common Shares Outstanding            1,792,939                                                               1,898,940
==========================================================================================================================


------------------------------------------------------------------------------
                                                                       Page 30






APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



            The Pro Forma Consolidated Statement of Operations gives effect to the following pro forma adjustments:

      <F1>   Represents the results of operations of Atlantic Systems,
             Inc. for the period January 1, 1995 through July 31, 1995 that would have been consolidated with the Company had the acquisition taken place on January 1, 1995.

      <F2>   Represents the results of operations of Elite Computer
             Services, Inc. for the period January 1, 1995 through August 31, 1995, that would have been consolidated with the Company had the acquisition taken place on January 1, 1995.


      <F3>   Represents the results of operations of Burling
             Instruments, Inc. for the fiscal year beginning March 1, 1995 and ended February 29, 1996 (within two months of December 31, 1995) that would have been consolidated with the Company if the acquisition would have taken place on January 1, 1995.

      <F4>   Represents the amortization expense for the goodwill on
             Burling Instruments, Inc. acquisition in the amount of $49,580 ($495,796 divided by 10 years). Also represents the additional amortization expense for the goodwill of Atlantic Systems, Inc. and Elite Computer Services, Inc. in the amounts of $24,731 and $35,377, respectively.

      <F5>   Represents the minority interest in the earnings of
             Burling Instruments, Inc. for the year ended December 31, 1995 of $4,562. Also represents the additional minority interest for Atlantic Systems, Inc. of $(1,427) and for Elite Computer Services, Inc. of $10,694 respectively, for the periods from January 1, 1995 to the actual dates of acquisition.

      <F6>   Represents the additional provision for income taxes
             due to the taxable income of Elite Computer Services, Inc.

      <F7>   Represents the payment of $72,000 of dividends on the 8%
             redeemable preferred shares issued in the Burling Instruments, Inc. acquisition.


------------------------------------------------------------------------------
                                                                       Page 31

                         INDEPENDENT AUDITORS' REPORT


Board of Directors
Atlantic Systems, Inc.
Spring Lake, New Jersey


We have audited the accompanying balance sheet of Atlantic Systems, Inc. as of December 31, 1994 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1993 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Systems, Inc. as of December 31, 1994, and the results of its operations and its cash flows for the years ended December 31, 1993 and 1994, in conformity with generally accepted accounting principles.

                                   /s/ Rubin, Brown, Gornstein & Co.


November 15, 1995

                            ATLANTIC SYSTEMS, INC.
-------------------------------------------------------------------------------

                                BALANCE SHEET
                              DECEMBER 31, 1994

                             ASSETS

CURRENT ASSETS
  Cash                                              $    7,717
  Accounts receivable                                   72,796
  Inventory                                             45,131
                                                ----------------
        TOTAL CURRENT ASSETS                           125,644

EQUIPMENT AND VEHICLES                                  42,657

DEPOSITS                                                 1,441
                                              ------------------
                                                    $  169,742
                                              ==================

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Capital lease obligation - current                $   20,207
  Accounts payable                                      33,316
  Accrued expenses                                      75,862
                                              ------------------
        TOTAL CURRENT LIABILITIES                      129,385
                                              ------------------
LONG-TERM LIABILITIES
  Capital lease obligation                              12,428
                                              ------------------
STOCKHOLDERS' EQUITY
  Common stock:
    Authorized 2,500 shares of no par value;
      issued and outstanding 200 shares at
      December 31, 1994                                    950
  Additional paid-in capital                           259,078
  Retained earnings (deficit)                         (232,099)
                                              ------------------
        TOTAL STOCKHOLDERS' EQUITY                      27,929
                                              ------------------
                                                    $  169,742
                                              ==================


-------------------------------------------------------------------------------
See the accompanying notes to financial statements.                      Page 2

                               ATLANTIC SYSTEMS, INC.
-------------------------------------------------------------------------------

                                        STATEMENT OF STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1994






                                           COMMON STOCK               ADDITIONAL            RETAINED            TOTAL
                                  -----------------------------          PAID-IN            EARNINGS    STOCKHOLDERS'
                                      SHARES           AMOUNT            CAPITAL           (DEFICIT)           EQUITY
                                  ------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1992              200            $ 950          $ 201,740         $ (238,544)       $  21,484

NET INCOME                                --               --                 --                840              840

INCREASE IN PAID-IN CAPITAL               --               --             57,338                 --               --
----------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1993              200              950            259,078           (237,704)          22,324

NET INCOME                                --               --                 --             16,801           16,801

SHAREHOLDER DISTRIBUTIONS                 --               --                 --            (11,196)         (11,196)
----------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1994              200            $ 950          $ 259,078         $ (232,099)       $  27,929
======================================================================================================================



-------------------------------------------------------------------------------
See the accompanying notes to financial statements.                      Page 3

                              ATLANTIC SYSTEMS, INC.
-------------------------------------------------------------------------------

                             STATEMENT OF OPERATIONS


                                            FOR THE YEARS
                                          ENDED DECEMBER 31,
                                -----------------------------------
                                            1993             1994
                                -----------------------------------
SALES                               $ 1,162,059       $ 1,414,620

COST OF SALES                           668,985           792,216
------------------------------------------------------------------

GROSS PROFIT                            493,074           622,404

OPERATING EXPENSES                      486,538           601,975
-------------------------------------------------------------------

INCOME FROM OPERATIONS                    6,536            20,429

OTHER EXPENSE                            (5,696)           (3,628)
-------------------------------------------------------------------

NET INCOME                          $       840       $    16,801
===================================================================


-------------------------------------------------------------------------------
See the accompanying notes to financial statements.                      Page 4

                             ATLANTIC SYSTEMS, INC.
-------------------------------------------------------------------------------

                            STATEMENT OF CASH FLOWS


                                                                             FOR THE YEARS
                                                                           ENDED DECEMBER 31,
                                                                   ------------------------------
                                                                             1993          1994
                                                                   ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $     840      $ 16,801
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                                        15,768        24,908
      Change in assets and liabilities:
        Increase in accounts receivable                                   (48,732)         (566)
        Increase in inventory                                             (33,353)      (10,203)
        Increase in accounts payable and accrued
          expenses                                                         36,411         8,335
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (29,066)       39,275
 ------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in other assets                                       2,300            --
  Payments for equipment and vehicles                                     (35,740)      (38,593)
-------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                     (33,440)      (38,593)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net amounts paid on line of credit                                      (51,500)       (2,500)
  Net proceeds on capital lease obligation                                 24,881         7,755
  Shareholder distributions                                               (22,367)      (11,196)
  Increase in additional paid-in capital                                   57,338            --
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         8,352        (5,941)
-------------------------------------------------------------------------------------------------

NET DECREASE IN CASH                                                      (54,154)       (5,259)

CASH - BEGINNING OF YEAR                                                   67,130        12,976
-------------------------------------------------------------------------------------------------

CASH - END OF YEAR                                                      $  12,976      $  7,717
=================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                         $   5,671      $  3,503
-------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------
See the accompanying notes to financial statements.                      Page 5

                            ATLANTIC SYSTEMS, INC.
-------------------------------------------------------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   INVENTORY

   The Company's inventory consists of hardware and other supplies that will be utilized for upcoming contracts and is valued using the lower of cost or market (first-in, first-out method).

   EQUIPMENT AND VEHICLES

   Equipment and vehicles are carried at cost, less accumulated depreciation computed using straight-line and accelerated methods. The assets are depreciated and amortized over periods of five to seven years.

   REVENUE RECOGNITION

   The Company recognizes revenue upon shipment/delivery of the product. There are no significant post contract support obligations at the time of revenue recognition.

   INCOME TAXES

   The Company is an S Corporation and therefore all income (losses) are reported on the owner's individual returns. Accordingly, the Company does not accrue a provision for income taxes.


2. OPERATIONS

   The Company is a software development and services company that sells software to small retailers for use in tracking sales and inventory. Atlantic Services, Inc. develops and sells its own software and sells hardware supplied by other manufacturers. The Company does business in about 10 states and Canada with liquor stores as their primary market.


-------------------------------------------------------------------------------
                                                                         Page 6

ATLANTIC SYSTEMS, INC.
-------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

3. EQUIPMENT AND VEHICLES

   Equipment and vehicles consist of:

       Office equipment                        $ 62,900
       Furniture and fixtures                    16,559
       Vehicles                                  67,957
       Parts                                     38,092
                                            -------------
                                                185,508

       Less:  Accumulated depreciation and
       amortization                             142,851
                                            -------------

                                               $ 42,657
                                            =============

   The vehicles under capital lease obligations in the amount of $32,635 at December 31, 1994 are included above. Related accumulated depreciation amounted to $14,032 at December 31, 1994.

   Depreciation and amortization charged against income amounted to $15,768 in 1993 and $24,908 in 1994.


4. LINE OF CREDIT

   The Company has an agreement with a bank for a line of credit of up to $30,000. The agreement calls for interest to be charged at 7.5%, and is secured by equipment. The line of credit expired in January 1994. The Company had an outstanding balance of $2,500 and none at December 31, 1993 and 1994, respectively.

   Interest expense amounted to $3,800 in 1993 and none in 1994.


-------------------------------------------------------------------------------
                                                                         Page 7

ATLANTIC SYSTEMS, INC.
-------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


5. CAPITAL LEASE OBLIGATIONS

   At December 31, 1994, future payments for capital lease obligation are as follows:

               YEAR                                      AMOUNT
               --------------------------------------------------
               1995                                    $ 20,207
               1996                                      12,428
               --------------------------------------------------
               Total capital lease obligation          $ 32,635
               ==================================================


6. LEASE COMMITMENTS

   The Company leases its office space on a month-to-month basis from a related party. In August 1995, the Company entered into a long-term lease for this space for monthly amounts totalling $2,700. The lease expires in December 1998.



-------------------------------------------------------------------------------
                                                                        Page: 8

Date: 01/18/96
                               Atlantic Systems Inc                                                Page: 1

                              P R O F I T  &  L O S S

                              FROM 4/1/95 TO 6/30/95


                                                                  C U R R E N T   Y E A R
                                                         CURRENT PERIOD                  YEAR TO DATE
                                                       Amount         Pct             Amount          Pct
                                                     -----------     -----         -----------       -----
SALES
  EQUIPMENT
    - LIQUOR                                           61,339.07      22.6          147,207.47        25.5
    - OTHER RETAIL                                                     0.0                             0.0
    - ALL OTHERS                                        4,799.50       1.8            4,799.50         0.8
    - ADD ON                                           54,311.87      20.0          104,536.13        18.1
    - SBT/TIW                                                          0.0                             0.0

  SOFTWARE
    - LIQUOR                                           23,458.93       8.6           52,413.30         9.1
    - OTHER RETAIL                                                     0.0                             0.0
    - ALL OTHERS                                          430.00       0.2              430.00         0.1
    - ADD ON                                           10,707.03       3.9           39,484.01         6.8
    - SBT/TIW                                                          0.0                             0.0
    - SBT/TIW Custom                                                   0.0                             0.0

INSTALL/REPAIR - SBT/TIW                                               0.0                             0.0
  INSTALLATION SERVICES                                 3,153.78       1.2            5,149.16         0.9
  ALPHA MICRO MAINTENANCE                              18,118.26       6.7           33,022.17         5.7
  SUPPLIES                                             12,233.40       4.5           25,524.85         4.4
  PRICING SERVICES                                     12,740.00       4.7           26,595.84         4.6
  PRODUCT MOVEMENT INFO                                12,125.00       4.5           23,300.00         4.0
  TRAINING/SUPPORT                                     58,185.75      21.4          115,041.25        19.9
  TRAINING/SUPPORT - SBT                                               0.0                             0.0
                                                     -----------     -----         -----------       -----
    NET SALES                                        $271,602.59     100.0         $577,503.68       100.0

COST OF SALES
  PURCHASES - EQUIPMENT
    - LIQUOR                                           37,696.73      13.8           84,838.83        14.6
    - OTHER RETAIL                                                     0.0                             0.0
    - ALL OTHERS                                        1,941.95       0.6            1,941.95         0.2
    - ADD ON                                           33,733.54      12.3           63,112.67        10.8
    - SBT/TIW                                                          0.0                             0.0

  PURCHASES - SOFTWARE
    - LIQUOR                                            4,460.00       1.5           13,026.50         2.2
    - OTHER RETAIL                                                     0.0                             0.0
    - ALL OTHERS                                        1,091.30       0.3            1,380.09         0.1
    - ADD ON                                            6,145.00       2.2           24,204.11         4.1
    - SBT/TIW                                                          0.0                             0.0

  PURCHASES - SUPPLIES                                  7,677.56       2.7           16,986.63         2.8
  PRICING SERVICE EXPENSES                              3,839.84       1.3            7,589.74         1.2
  INSTALLATION EXPENSES                                 1,840.34       0.6            3,531.77         0.5
  WARRANTY REPAIR EXPENSE                                 603.58       0.1            1,351.41         0.1
  DISCOUNTS TAKEN                                      (1,408.65)      0.5           (2,607.85)        0.5
                                                     -----------     -----         -----------       -----
    TOTAL COST OF SALES                               $97,621.19      35.8         $215.355.85        37.2
                                                     -----------     -----         -----------       -----
      GROSS PROFIT                                   $173,981.40      64.1         $362,147.83        62.7


Date: 01/18/96
                               Atlantic Systems Inc                                                Page: 2
                              P R O F I T  &  L O S S

                              FROM 4/1/95 TO 6/30/95


                                                                  C U R R E N T   Y E A R
                                                         CURRENT PERIOD                  YEAR TO DATE
                                                       Amount         Pct             Amount          Pct
                                                     -----------     -----         -----------       -----
OPERATING EXPENSES

  PAYROLL

    - EMPLOYEES                                       105,716.18      38.8          211,725.87        36.6
    - SALES REPS                                       14,340.00       5.2           28,470.00         4.8
    - PAYROLL TAXES                                     9,641.94       3.5           20,913.95         3.5
                                                     -----------     -----         -----------       -----
    TOTAL PAYROLL                                     129,698.12      47.7          261,109.82        45.1

  ADVERTISING                                            (904.11)      0.3              362.91         0.0
  ADVERTISING - TRADE SHOWS                                            0.0                             0.0
  AUTO - EXPENSE                                        5,795.99       2.0           11,310.19         1.9
  INSURANCE - AUTO                                        585.49       0.1            2,873.18         0.4
  INSURANCE - THEFT & LIABILITY                                        0.0              625.00         0.0
  INSURANCE - EMPLOYEE HEALTH                           6,576.67       2.3           12,791.96         2.1
  EMPLOYEE RETIREMENT FUND                                             0.0                             0.0
  INTEREST & BANK CHARGES                                 985.63       0.3            1,981.46         0.2
  MISCELLANEOUS TAXES & PENALTY                            11.00       0.0           (1,850.14)        0.3
  MISCELLANEOUS                                                        0.0              268.00         0.0
  OFFICE SUPPLIES                                       5,866.46       2.1            8,247.76         1.3
  POSTAGE / FREIGHT                                     2,250.90       0.7            4,375.21         0.7
  PROFESSIONAL SERVICES                                 3,541.74       1.2            3,541.74         0.5
  RENT                                                  8,100.00       2.9           15,500.00         2.6
  SEMINARS / SHOW ATTENDANCE                                           0.0                             0.0
  SUBSCRIPTIONS                                           166.74       0.0              350.04         0.0
  TELEPHONE                                             8,151.21       2.9           17,672.77         3.0
  NON EXEMPT TRAVEL & ENTERTAINMENT                       641.80       0.1            1,242.01         0.1
  EXEMPT TRAVEL                                         1,967.67       0.6            2,843.22         0.4
  UTILITIES - ELECTRIC                                  1,054.91       0.3            1,826.27         0.2
                                                     -----------     -----         -----------       -----
    TOTAL OPERATING EXPENSES                         $174,490.22      64.1         $345,071.40        59.7
                                                     -----------     -----         -----------       -----
      NET OPERATING INCOME                              ($508.82)      0.1          $17,076.43         3.0

  BAD DEBT WRITEOFF                                                    0.0                             0.0
  DEPRECIATION And R & D                                1,860.00       0.6            4,340.00         0.7
  NJ Franchise Tax                                        255.00       0.0              225.00         0.0
                                                     -----------     -----         -----------       -----
        NET INCOME                                    ($2,593.82)      0.9          $12,511.43         2.2
                                                     ===========     =====         ===========       =====

Date: 01/18/96
                               Atlantic Systems Inc                                        Page: 1
                            B A L A N C E   S H E E T

                                   AT 6/30/95

                                                      C U R R E N T   P E R I O D   A C T U A L
                                                    ==============================================

                                          ASSETS

CURRENT ASSETS
  CASH IN BANK - FIDELITY                                (5,093.09)
  ACCOUNTS RECEIVABLE - TRADE                            63,940.56
                                                        ----------
    TOTAL LIQUID ASSETS                                                $58,847.47

  INVENTORY
    - COMPUTER HARDWARE                                  48,675.20
    - SOFTWARE                                            6,730.01
    - SUPPLIES                                            3,666.91
                                                        ----------
    TOTAL INVENTORY                                                    $59,072.12
                                                                       ----------    -----------
  TOTAL CURRENT ASSETS                                                               $117,919.59

FIXED ASSETS
  OFFICE EQUIPMENT                                       62,899.87
    RESERVE FOR DEPRECIATION                            (62,899.87)
  FURNITURE & FIXTURES                                   16,558.56
    RESERVE FOR DEPRECIATION                            (16,558.56)
  VEHICLES                                               72,456.71
    RESERVE FOR DEPRECIATION                            (27,668.00)
  SPARE PARTS                                            38,091.83
    RESERVE FOR DEPRECIATION                            (38,091.83)
NEW PRODUCT DEVELOPMENT
    R & D Amortized                                     ----------
    NET DEPRECIABLE ASSETS                                             $44,788.71
                                                                       ----------    -----------
  TOTAL FIXED ASSETS                                                                  $44,788.71

OTHER ASSETS

  PREPAID INSURANCE
  REFUNDABLE DEPOSITS                                     1,441.42
                                                                       ----------    -----------
  TOTAL OTHER ASSETS                                                                   $1,441.42
                                                                       ----------    -----------
      T O T A L   A S S E T S                                                        $164,149.72
                                                                                     ===========


Date: 01/18/96                Atlantic Systems Inc                       Page: 2
                           B A L A N C E   S H E E T

                                  AT 6/30/95

                                       C U R R E N T   P E R I O D   A C T U A L
                                     =============================================

                        LIABILITIES

  ACCRUED TAXES PAYABLE
    -  FEDERAL WITHHOLDING
    -  FICA                                  1.00
    -  FUTA
    -  NJ WITHHOLDING                      972.12
    -  NJ Franchise Tax Payable
    -  SUI                               2,188.56
    -  SALES TAX - New Jersey            1,960.59
    -  SALES TAX - New York Cit            785.07
    -  SALES TAX - Nassau Count            250.17
    -  SALES TAX - Suffolk Coun             43.89
    -  SALES TAX - Mt. Vernon N             40.64
    -  SALES TAX - Orange Count
    -  SALES TAX - Westchester             644.50
                                    -------------
    TOTAL ACCRUED TAXES                                    $6,886.54

  NOTES PAYABLE VEHICLES                21,094.94
  REVOLVING CREDIT - FIDELITY
  5 Year Note - Current Ammoun
  ACCOUNTS PAYABLE TRADE                34,179.04
  CUSTOMER DEPOSITS
  SEP-IRA Payable                       57,585.00
                                                   ---------------------------------
  TOTAL CURRENT LIABILITIES                                              $119,745.52

LONG TERM LIABILITIES
  5 Year Note - Fidelity Bank
                                                   ---------------------------------
  TOTAL LONG TERM LIABILITIES

STOCKHOLDER'S EQUITY

    RETAINED EARNINGS                   30,942.77
    YEAR TO DATE EARNINGS               12,511.43
    COMMON STOCK - J. KUNISH                75.00
    COMMON STOCK - J. McCARTHY              75.00
    COMMON STOCK - Treasury                800.00
                                                   ---------------------------------
    TOTAL STOCKHOLDER'S EQUITY                                            $44,404.20
                                                   ---------------------------------
TOTAL EQUITY & LIABILITIES                                               $164,149.72
                                                                      ==============

                      INDEPENDENT AUDITORS' REPORT


Board of Directors
Elite Computer Services, Inc.
Randolph, New Jersey


We have audited the accompanying balance sheet of Elite Computer Services, Inc. as of December 31, 1994 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1993 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elite Computer Services, Inc. as of December 31, 1994, and the results of its operations and its cash flows for the years ended December 31, 1993 and 1994, in conformity with generally accepted accounting principles.


                                     /s/ Rubin, Brown, Gornstein & Co.

November 15, 1995

                        ELITE COMPUTER SERVICES, INC.
------------------------------------------------------------------------------

                              BALANCE SHEET
                            DECEMBER 31, 1994


                                 ASSETS

CURRENT ASSETS
  Cash                                                 $   8,280
  Accounts receivable                                    208,671
  Inventory                                              161,093
                                                    --------------
      TOTAL CURRENT ASSETS                               378,044

BUILDING, FURNITURE, FIXTURES AND EQUIPMENT               38,298

OTHER ASSETS                                              50,028
                                                    --------------

                                                       $ 466,370
                                                    ==============


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable - officers                             $ 366,944
  Accounts payable                                       128,690
  Accrued expenses                                        11,469
                                                    --------------
      TOTAL CURRENT LIABILITIES                          507,103
                                                    --------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock:
    Authorized 1,000 shares of $2 par value;
      issued and outstanding 1,000 shares at
      December 31, 1994                                    2,000
  Additional paid-in capital                              26,109
  Retained earnings (deficit)                            (68,842)
                                                    --------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)               (40,733)
                                                    --------------

                                                       $ 466,370
                                                    ==============




------------------------------------------------------------------------------
See the accompanying notes to financial statements.                     Page 2

                            ELITE COMPUTER SERVICES, INC.
--------------------------------------------------------------------------------

                                 STATEMENT OF OPERATIONS




                                                               FOR THE YEARS
                                                             ENDED DECEMBER 31,
                                                 -------------------------------------
                                                             1993               1994
                                                 -------------------------------------
REVENUES                                              $ 1,536,419        $ 2,020,650
--------------------------------------------------------------------------------------

DIRECT COSTS
  Costs of hardware products                              749,374          1,176,023
  Direct labor                                             94,385             97,752
--------------------------------------------------------------------------------------
      TOTAL DIRECT COSTS                                  843,759          1,273,775
--------------------------------------------------------------------------------------

GROSS PROFIT                                              692,660            746,875
--------------------------------------------------------------------------------------

OPERATING EXPENSES
  Marketing and sales                                      99,584            118,164
  Administrative                                          627,221            661,687
--------------------------------------------------------------------------------------
      TOTAL OPERATING EXPENSES                            726,805            779,851
--------------------------------------------------------------------------------------

NET LOSS                                              $   (34,145)       $   (32,976)
======================================================================================





--------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                             Page 3

                                             ELITE COMPUTER SERVICES, INC.
---------------------------------------------------------------------------------------------------------------------------------
                                       STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                      FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1994


                                                                                                                       TOTAL
                                                   COMMON STOCK                 ADDITIONAL       RETAINED       STOCKHOLDERS'
                                          ------------------------------           PAID-IN       EARNINGS             EQUITY
                                               SHARES          AMOUNT              CAPITAL      (DEFICIT)           (DEFICIT)
                                          ---------------------------------------------------------------------------------------

BALANCE - JANUARY 1, 1993                       1,000           $ 2,000           $    423      $  (1,721)         $     702

NET LOSS                                           --                --                 --        (34,145)           (34,145)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1993                     1,000             2,000                423        (35,866)           (33,443)

Imputed interest on officer's notes payable        --                --             25,686             --             25,686

NET LOSS                                           --                --                 --        (32,976)           (32,976)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1994                     1,000           $ 2,000           $ 26,109      $ (68,842)         $ (40,733)
=================================================================================================================================




---------------------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements                                                                         Page 4

                                            ELITE COMPUTER SERVICES, INC.
---------------------------------------------------------------------------------------------------------------------------------
                                               STATEMENT OF CASH FLOWS




                                                                             FOR THE YEARS
                                                                           ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                           1993             1994
                                                                ----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                            $ (34,145)       $ (32,976)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                                       5,275            3,633
      Change in assets and liabilities:
        Increase in accounts receivable                                 (13,261)         (27,319)
        (Increase) decrease in inventory                                 12,015         (127,431)
        Increase (decrease) in accounts payable and accrued
          expenses                                                       42,287          (13,134)
        Decrease in prepaids                                              1,543               --
--------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      13,714         (197,227)
--------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Increase in cash surrender value                                      (20,029)         (11,272)
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in additional paid-in capital                                     --           25,686
  Net amounts paid on line of credit                                    (10,000)              --
  Increase in notes payable - officer                                     9,565          168,527
--------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        (435)         194,213
--------------------------------------------------------------------------------------------------

NET DECREASE IN CASH                                                     (6,750)         (14,286)

CASH - BEGINNING OF YEAR                                                 29,316           22,566
--------------------------------------------------------------------------------------------------

CASH - END OF YEAR                                                    $  22,566        $   8,280
==================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                       $   4,120        $   1,602
--------------------------------------------------------------------------------------------------





--------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.                                         Page 5

                         ELITE COMPUTER SERVICES, INC.
------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1993 AND 1994



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. The estimated losses are based on historical collection experience coupled with a review of the current status of the existing receivables. There is no allowance for uncollectible accounts reflected in the balance sheet. Company management is of the opinion that no allowance is necessary.

    INVENTORY

    The Company's inventory, consists of new and used computers and computer parts. The inventory is valued at the lower of cost or market, determined by the FIFO (first-in, first-out) method.

    BUILDING, FURNITURE, FIXTURES AND EQUIPMENT

    Building, furniture, fixtures and equipment are carried at cost, less accumulated depreciation computed using straight-line and accelerated methods. The assets are depreciated over periods ranging from five to thirty-one years.

    REVENUE RECOGNITION

    The Company recognizes revenue upon shipment of the computer parts. There are no significant post contract support obligations at the time of revenue recognition.

    The Company does not experience many product returns, and therefore, Company management is of the opinion that no allowance for sales returns is necessary. The Company has no obligation for warranties on hardware sales.

    INCOME TAXES

    The Company elected under the S Corporation provisions of the Internal Revenue Code and similar provisions of the New Jersey tax laws, not to be subject to corporate income taxes, but rather to have the stockholders report their distributive share of the Company's taxable income or losses on their respective income tax returns. Therefore, no liability for federal and state income taxes is reflected in the accompanying financial statements.


------------------------------------------------------------------------------
                                                                        Page 6

ELITE COMPUTER SERVICES, INC.
------------------------------------------------------------------------------
Notes to Financial Statements (Continued)


2.  OPERATIONS

    Elite Computer Services, Inc. was incorporated in October 1988. The Company buys computers and breaks them down into parts that are re-sold mainly to computer maintenance companies. The Company also repairs computers. The Company's market is primarily computer maintenance companies for IBM products. Its operations are conducted out of the office in New Jersey, with customers all over the United States.



3.  BUILDING, FURNITURE, FIXTURES AND EQUIPMENT

    Building, furniture, fixtures and equipment consist of:

          Land                                         $   5,630
          Buildings                                       34,520
          Furniture, fixtures and equipment               26,066
          Machinery and equipment                         14,747
          Automobile                                       2,400
                                                  ----------------
                                                          83,363
          Less:  Accumulated depreciation                 45,065
                                                  ----------------

                                                        $ 38,298
                                                  ================

    Depreciation charged against income amounted to $5,275 in 1993 and $3,633 in 1994.


4.  OTHER ASSETS

    Other assets consist of:

          Deposits                                      $  3,313
          Cash surrender value                            46,715
                                                  ----------------

                                                        $ 50,028
                                                  ================



------------------------------------------------------------------------------
                                                                        Page 7

ELITE COMPUTER SERVICES, INC.
------------------------------------------------------------------------------
Notes to Financial Statements (Continued)


5.  LINE OF CREDIT

    The Company has an agreement with a bank for a line of credit of up to $100,000. The agreement calls for interest to be charged at the prime rate plus 2%, and is secured by accounts receivable and inventory. The line of credit expires each May and any outstanding amounts are due on demand. The Company had no outstanding balance at December 31, 1994.

    Interest expense amounted to $4,120 in 1993 and $1,602 in 1994.


6.  NOTES PAYABLE - OFFICERS

    The notes are non-interest bearing, unsecured and are due on demand.

    Imputed interest has been recorded at a market rate with an offset to contributed capital.


7.  LEASE COMMITMENTS

    The Company is obligated under a five-year lease for its office space, expiring May 1996. The total lease commitment through the end of the lease is $47,813.

    The Company was obligated under a month-to-month lease for some additional warehouse space. This lease was terminated in 1994.

    Rent expense amounted to $44,447 and $43,950 in December 31, 1993 and 1994, respectively.


8.  PROFIT SHARING PLAN

    The Company has a qualified, noncontributory 401k plan for all eligible employees. The Company contributes, at its discretion, up to 15% of the participants' annual compensation. Profit sharing expense amounted to $40,500 and $40,000 in December 31, 1993 and 1994, respectively.



------------------------------------------------------------------------------
                                                                        Page 8

                                                      ELITE COMPUTER SERVICES                                               PAGE  1

                                                           Balance Sheet
                                                           AS OF 06/30/95
                                               ** THIS MONTH THIS YEAR **                     ** THIS MONTH LAST YEAR **
===================================================================================================================================

                                                               ASSETS
                                                           --------------
CURRENT ASSETS
       CASH-REGULAR-MERRIL/LYNCH          15,258.83                                      51,681.44
       CASH-REGULAR-KAT-WEST               2,662.06                                       4,038.69
       CASH-MONEY MARKET KAT WES           2,038.20                                       2,022.69
       PETTY CASH                            200.00                                         200.00
       ACCOUNTS RECEIVABLE               198,608.09                                     329,871.51
       OTHER RECEIVABLES                       0.00                                         500.00
       OFFICER'S DRAW-RICHARD             19,381.77                                      16,919.73
       OFFICER'S DRAW-JACK                19,471.29                                      19,817.87
       DRAW-PETER CASTRICUM                    0.00                                       1,050.00
       INVENTORY-SHIPPING/PAD              5,172.38                                       3,034.28
       INVENTORY-COMPUTER PARTS          309,219.28                                     115,522.38
                                       ------------                                   ------------
         TOTAL CURRENT ASSETS                           571,986.83                                     544,239.39

FIXED ASSETS
       LAND                                5,630.00                                       5,630.00
       BUILDINGS                          34,520.00                                      34,520.00
       FURNITURE & EQUIPMENT              26,068.00                                      26,068.00
       MACHINERY/EQUIPMENT                14,737.00                                      14,747.00
       AUTOMOBILE - TRUCKS                 2,400.00                                       2,400.00
       ACCUM DEPREC BUILDINGS             (5,242.00)                                     (3,463.00)
       ACCUM DEPREC FURN/FIX             (22,856.00)                                    (21,597.00)
       ACCUM DEPREC MACH/EQUIP           (14,747.00)                                    (15,742.00)
       ACCUM DEPREC AUTO/TRUCK            (2,400.00)                                     (2,400.00)
       SECURITY DEPOSITS                   3,312.50                                       3,312.50
       CSV OFFICER'S LIFE                 35,443.00                                      35,443.00
       PREPAID EXPENSES                   14,812.57                                           0.00
                                       ------------                                   ------------
         TOTAL FIXED ASSETS                              91,386.07                                      78,916.50
                                                      ------------                                   ------------
           TOTAL ASSETS                                                663,372.90                                     623,155.89
                                                                     ============                                   ============

                                                       LIABILITIES & CAPITAL
                                                   -----------------------------
CURRENT LIABILITIES
       ACCOUNTS PAYABLE                  108,168.66                                     100,963.45
       ACCRUED ACCOUNTS PAYABLE                0.00                                       2,150.00
       TAXES PAYABLE                       2,275.97                                       1,087.45
       GARNISHEE/D. COLEMAN                    0.00                                         132.00
                                       ------------                                   ------------

         TOTAL CURRENT LIABILITIES                      110,444.63                                     104,352.90



                                                      ELITE COMPUTER SERVICES                                               PAGE  2

                                                           Balance Sheet
                                                           AS OF 06/30/95

                                               ** THIS MONTH THIS YEAR **                     ** THIS MONTH LAST YEAR **
-----------------------------------------------------------------------------------------------------------------------------------

LONG TERM LIABILITIES
       NOTE PAYABLE-BANK                  50,000.00                                      25,000.00
       POWKATAN PLANTATIONS                    0.00                                      19,822.47
       LOANS PAYABLE-JACK R.             188,825.80                                     118,038.30
       LOANS PAYABLE-RICH D.             176,619.38                                     139,119.39
                                       ------------                                   ------------
         TOTAL LONG TERM LIABILITY                      416,944.69                                     301,980.16
                                                      ------------                                   ------------
           TOTAL LIABILITIES                                           527,389.32                                     406,333.06

CAPITAL
       COMMON STOCK                                       2,000.00                                       2,000.00
       PAID IN CAPITAL                       423.00                                         423.00
       Shareholders' AAA                  (1,723.72)                                     (1,723.72)
       RETAINED EARNINGS                                (28,788.58)                                      3,491.77
       CURRENT EARNINGS                                 184,072.86                                     212,831.78
                                                      ------------                                   ------------
           TOTAL CAPITAL                                               135,983.58                                     216,822.83
                                                                     ------------                                   ------------
             TOTAL LIAB. & CAPITAL                                     663,372.90                                     623,155.89
                                                                     ============                                   ============

                                                      ELITE COMPUTER SERVICES                                               PAGE  1

                                                          Income Statement
                                                          AS OF 06/30/95
                                 ---------------- T H I S   Y E A R -----------------    --BUDGET--   ----- L A S T  Y E A R ------
RATIO: INCOME                      THIS MONTH      RATIO        6 MONTHS        RATIO     6 MONTHS      THIS MONTH       6 MONTHS
=====================================================================================    ==========================================
                                               ** THIS MONTH THIS YEAR **                     ** THIS MONTH LAST YEAR **
===================================================================================================================================
INCOME
       SALES                       160,007.86      100.0      1,038,879.02      100.0         0.00      240,852.35     1,065,896.51
                                 ------------    -------    --------------    -------    ---------    ------------   --------------
       NET SALES                   160,007.86      100.0      1,038,879.02      100.0         0.00      240,852.35     1,065,896.51

COST OF GOODS SOLD
       COST OF SALES                86,000.00       53.7        459,196.71       44.3         0.00      127,701.25       500,800.00
       FREIGHT                           0.00        0.0          1,025.00        0.1         0.00          485.00           485.00
       FREIGHT OUT                      72.86        0.0         (5,288.89)      (0.5)        0.00         (292.33)         (285.92)
                                 ------------    -------    --------------    -------    ---------    ------------   --------------
       GROSS PROFIT                 73,935.50       46.2        581,926.00       58.1         0.00      112,958.43       564,877.43

       SALARIES                     26,496.00       16.6        123,262.00       11.9         0.00       18,334.00       107,040.00
       PAYROLL TAXES                 1,647.89        1.0         11,713.86        1.1         0.00        1,830.00         8,862.98
       PENSION PLAN                    365.14        0.2          9,836.10        0.9         0.00          479.85        11,428.16
       COMMISSIONS                   3,989.75        2.5         25,609.09        2.5         0.00        1,081.00        21,686.55
       RENT                          4,812.50        3.0         24,275.00        2.3         0.00        3,662.50        25,637.50
       FACTORY SUPPLIES              2,356.85        1.5         14,065.80        1.4         0.00        2,769.14        20,449.36
       OFFICE EXPENSES               1,268.70        0.8          5,862.02        0.6         0.00        2,489.31        10,051.80
       FACTORY EXPENSE                 795.86        0.5         15,097.61        1.5         0.00        1,311.76         1,711.89
       TELEPHONE                     1,678.04        1.0         10,238.13        1.0         0.00        1,707.08         8,042.88
       UTILITIES                       544.12        0.3          5,025.85        0.5         0.00          417.67         5,359.79
       TRAVEL EXPENSES               5,733.78        3.6         20,601.55        2.0         0.00          407.96        13,510.44
       ENTERTAINMENT EXPENSES        1,590.81        1.0          8,891.25        0.9         0.00        1,760.75         7,101.90
       AUTOMOBILE EXPENSES           6,886.01        4.3         57,957.23        5.6         0.00        3,919.42        35,774.97
       AUTOMOBILE INSURANCE         (7,354.40)      (4.6)        14,078.85        1.4         0.00          235.00         8,145.17
       BAD DEBT                      2,073.26        1.3          2,023.26        0.2         0.00            0.00             0.00
       ADVERTISING                     210.09        0.1          2,877.41        0.3         0.00          854.54         3,107.77
       INSURANCE-MEDICAL             1,938.95        1.2         11,817.76        1.1         0.00           51.62         6,051.44
       INSURANCE-GENERAL                 0.00        0.0          8,388.50        0.5         0.00            0.00        13,252.95
       INSURANCE-LIFE                3,081.46        1.9         24,526.40        2.4         0.00        4,745.44        27,947.78
       POSTAGE                         182.94        0.1            938.56        0.1         0.00          272.47         1,461.34
       CASUAL LABOR                  1,300.00        0.8          1,390.00        0.1         0.00        2,966.00         2,966.00
       PROFESSIONAL FEES                 0.00        0.0         15,406.25        1.5         0.00        1,653.75         6,818.81
       MAINTENANCE EXPENSES            600.00        0.4          2,563.00        0.2         0.00          300.00         2,100.00
       DEPRECIATION                    195.00        0.1          1,170.00        0.1         0.00          295.00         1,770.00
       INTEREST EXPENSE                  0.00        0.0              0.00        0.0         0.00           49.29           951.27
       MISCELLANEOUS INCOME           (110.79)      (0.1)          (456.58)      (0.0)        0.00          (66.97)        (423.41)
       DUES & SUBSCRIPTIONS              8.37        0.0            830.44        0.1         0.00          188.59           904.53
       CONTRIBUTIONS                     0.00        0.0             85.00        0.0         0.00            0.00           370.00
                                 ------------    -------    --------------    -------    ---------    ------------   --------------
       TOTAL EXPENSES               60,281.33       37.7        417,853.14       40.3         0.00       51,496.09       352,079.85

                                 ------------    -------    --------------    -------    ---------    ------------   --------------
       INCOME BEFORE TAXES          13,854.17        8.6        164,072.86       15.8         0.00       61,463.34       212,797.78

       STATE INCOME TAX                  0.00        0.0              0.00        0.0         0.00            0.00           188.00
                                 ------------    -------    --------------    -------    ---------    ------------   --------------
       NET INCOME                   13,654.17        8.5        164,072.86       15.8         0.00       81,463.34       212,631.78

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:                   , 1996            APPLIED CELLULAR TECHNOLOGY, INC.


                                          --------------------------------------
                                          By: Garrett Sullivan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                         Date:
-----------------------------------------------------         ------------------
Garrett Sullivan
President, Secretary, Acting Chief Financial Officer,
  Controller, Director


                                                         Date:
-----------------------------------------------------         ------------------
Richard Sullivan
Chairman of the Board of Directors, Chief Executive
   Officer


                                                         Date:
-----------------------------------------------------         ------------------
Daniel Penni
Director