Form 10QSB
period 1996-09-30
APPLIED CELLULAR TECHNOLOGY INC
filed 1996-11-13
CIK 924642

                             UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                            FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934
               For the Quarter ended September 30, 1996

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

              4,901,866 Shares of Common Stock ($.001 par value)
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

PART II:  Other Information

             ITEM 4 - Submission of Matters to a Vote of Security Holders

                      The Company had the following submission of matters to a vote of Security Holders: The date of the annual meeting was August 2, 1996, at which time they elected the following directors: Richard J. Sullivan (continuing director), Garrett A. Sullivan (continuing director), Daniel E. Penni and Angela Sullivan. The matters voted on and the respective number of votes for and against each matter is as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                             Total                  Voted                    Withhold
----------------------------------------------------------------------------------------------------------------------------
                                                             For:                   Against:                 Abstain:
----------------------------------------------------------------------------------------------------------------------------
1 Election of Officers
----------------------------------------------------------------------------------------------------------------------------
  Richard Sullivan                                              2,144,821                          0                   2,238
----------------------------------------------------------------------------------------------------------------------------
  Garrett Sullivan                                              2,144,821                          0                   2,238
----------------------------------------------------------------------------------------------------------------------------
  Daniel Penni                                                  2,144,821                          0                   2,238
----------------------------------------------------------------------------------------------------------------------------
  Angela Sullivan                                               2,144,820                          0                   2,239
----------------------------------------------------------------------------------------------------------------------------

2 Authorize increase in Common Shares to 20,000,000             2,135,592                      9,887                   1,580
----------------------------------------------------------------------------------------------------------------------------

3 Amend Article Four of the Articles of Incorporation to        1,806,086                     27,423                   5,633
  Eliminate Pre-emptive rights
----------------------------------------------------------------------------------------------------------------------------

4 Increase Preferred Shares to 1,000,000 and                    1,805,584                     28,951                   4,807
  amend terms such that the preferred stock authorized
  may be issued from time to time in series-the variations
  to be established by the Board of Directors, which shall
  also be authorized to allow for conversion of preferred
  stock to common stock.
----------------------------------------------------------------------------------------------------------------------------

5 Approve 96 Non-Statutory Stock Option Plan                    1,910,121                     32,927                   4,082
----------------------------------------------------------------------------------------------------------------------------

             ITEM 6 - Exhibits and Reports on Form 8-K

                               PART I


ITEM 1. FINANCIAL STATEMENTS:
        ---------------------

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Applied Cellular Technology, Inc.
Springfield, Missouri

We have reviewed the accompanying consolidated balance sheet of Applied Cellular Technology, Inc. and subsidiaries as of September 30, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the three month periods ended September 30, 1995 and 1996 and for the nine month periods ended September 30, 1995 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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


November 1, 1996

                                      APPLIED CELLULAR TECHNOLOGY, INC.
                                               AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------
                                          CONSOLIDATED BALANCE SHEET
                                                 PAGE 1 OF 2



                                                    ASSETS

                                                                                                   (UNAUDITED)
                                                                          DECEMBER 31,           SEPTEMBER 30,
                                                                                  1995                    1996
                                                                        ---------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                                $   125,469            $    966,699
  Accounts receivable (net of allowance for doubtful accounts
    of $103,044 at September 30, 1996)                                         522,548               6,702,242
  Unbilled receivables                                                         104,111                 153,015
  Inventories (net of allowance for obsolescence of
    $125,000 at September 30, 1996)                                            504,859               3,427,343
  Prepaid expenses                                                              51,840                 299,900
  Notes receivable - officers                                                   12,982                  12,982
  Note receivable - Cadkey, Inc.                                                87,057                  94,251
---------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                 1,408,866              11,656,432

LAND, EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                     138,489               1,784,974

INVESTMENT IN CADKEY, INC. COMMON STOCK                                        577,399                 577,399

NOTE RECEIVABLE - OFFICERS                                                          --               2,241,469

NOTE RECEIVABLE - CADKEY, INC.                                                 292,627                 220,957

GOODWILL                                                                       906,626              14,224,816

PURCHASED COMPUTER SOFTWARE                                                    667,443                 682,102

OTHER ASSETS                                                                   140,035                 651,654

DEFERRED INCOME TAX ASSET                                                           --                  46,052
---------------------------------------------------------------------------------------------------------------
                                                                           $ 4,131,485            $ 32,085,855
===============================================================================================================





---------------------------------------------------------------------------------------------------------------
See the accompanying review report and notes to consolidated financial statements.                       Page 2


                                       APPLIED CELLULAR TECHNOLOGY, INC.
                                                AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------
                                           CONSOLIDATED BALANCE SHEET
                                                  PAGE 2 OF 2



                                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                   (UNAUDITED)
                                                                          DECEMBER 31,           SEPTEMBER 30,
                                                                                  1995                    1996
                                                                        ---------------------------------------
CURRENT LIABILITIES
  Current maturities of long-term debt                                     $        --            $    301,401
  Notes payable                                                                310,094               3,588,437
  Capital lease obligation - current                                            23,360                 157,561
  Accounts payable and accrued expenses                                        564,692               8,278,550
  Deferred revenue                                                                  --                 322,920
---------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                             1,003,292              12,648,869
---------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
  Capital lease obligation                                                      19,251                 157,309
  Long-term debt                                                                    --                 998,199
---------------------------------------------------------------------------------------------------------------
       TOTAL LONG-TERM LIABILITIES                                              19,251               1,155,508
---------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                               57,002                 378,077
---------------------------------------------------------------------------------------------------------------

REDEEMABLE PREFERRED STOCK                                                          --              10,900,000
---------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common stock:
    Authorized 10,000,000 shares of $.001 par value;
      issued and outstanding 2,267,749 at December 31, 1995
      and 4,901,866 shares at September 30, 1996                                 2,268                   4,902
  Additional paid-in capital                                                 3,358,072               7,000,131
  Retained earnings (deficit)                                                 (308,400)                 (1,632)
---------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                            3,051,940               7,003,401
---------------------------------------------------------------------------------------------------------------

                                                                           $ 4,131,485            $ 32,085,855
===============================================================================================================







---------------------------------------------------------------------------------------------------------------
See the accompanying review report and notes to consolidated financial statements.                       Page 3


                                              APPLIED CELLULAR TECHNOLOGY, INC.
                                                       AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------
                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                         (UNAUDITED)
                                                                                                                        TOTAL
                                            PREFERRED STOCK          COMMON STOCK     ADDITIONAL     RETAINED   STOCKHOLDERS'
                                       -----------------------  ---------------------    PAID-IN     EARNINGS          EQUITY
                                          SHARES      AMOUNT       SHARES    AMOUNT      CAPITAL     (DEFICIT)       (DEFICIT)
                                     -----------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 1995                 20,000  $  200,000    1,336,750   $ 1,337  $ 1,075,287   $ (487,760)    $   788,864

NET INCOME                                    --          --           --        --           --       94,047          94,047

REDEMPTION OF PREFERRED STOCK            (20,000)   (200,000)      11,765        12       52,596           --        (147,392)

ISSUANCE OF COMMON STOCK                      --          --      250,826       251      665,742           --         665,993

ISSUANCE OF RESTRICTED COMMON
  STOCK                                       --          --      200,000       200      499,800           --         500,000

ISSUANCE OF COMMON STOCK
  - IN ACQUISITION OF BALER SOFTWARE
  CORPORATION'S NET ASSETS                    --          --      113,009       113      289,473           --         289,586

ISSUANCE OF COMMON STOCK
  - IN ACQUISITION OF 80% OF ATLANTIC
  SYSTEMS, INC.                               --          --      124,066       124      341,058           --         341,182

ISSUANCE OF COMMON STOCK
  - IN ACQUISITION OF 80% OF ELITE
  COMPUTER SERVICES, INC.                     --          --      102,160       102      456,426           --         456,528

CLASS "E" WARRANTS REDEEMED                   --          --      120,000       120         (120)          --              --
------------------------------------------------------------------------------------------------------------------------------
BALANCE - SEPTEMBER  30, 1995                 --  $       --    2,258,576   $ 2,259  $ 3,380,262   $ (393,713)    $ 2,988,808
==============================================================================================================================
BALANCE - JANUARY 1, 1996                     --  $       --    2,267,749   $ 2,268  $ 3,358,072   $ (308,400)    $ 3,051,940

NET INCOME                                    --          --           --        --           --      306,768         306,768

ISSUANCE OF COMMON STOCK                      --          --      427,328       427      464,505           --         464,932

ISSUANCE OF COMMON STOCK - IN
  ACQUISITION OF PURCHASED SOFTWARE           --          --       33,494        34       92,076           --          92,110

ISSUANCE OF COMMON STOCK - IN
  ACQUISITION OF 80% OF CRA-TEK
  COMPANY                                     --          --      295,115       295      350,154           --         350,449

ISSUANCE OF COMMON STOCK - IN
  ACQUISITION OF ADVANCED TELECOM
  HOLDINGS, INC.                              --          --    1,618,180     1,618    2,021,107           --       2,022,725

CLASS "F" WARRANTS REDEEMED                   --          --      260,000       260      649,740           --         650,000

50% OF PRINCIPAL PAYMENTS RECEIVED
  ON NOTE RECEIVABLE - CADKEY, INC.           --          --           --        --       64,477           --          64,477
------------------------------------------------------------------------------------------------------------------------------
BALANCE - SEPTEMBER 30, 1996                  --  $       --    4,901,866   $ 4,902  $ 7,000,131   $   (1,632)    $ 7,003,401
==============================================================================================================================




------------------------------------------------------------------------------------------------------------------------------
See the accompanying review report and notes to consolidated financial statements.                                      Page 4

                                      APPLIED CELLULAR TECHNOLOGY, INC.
                                               AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                 (UNAUDITED)
                                                             FOR THE                        FOR THE
                                                           THREE MONTHS                   NINE MONTHS
                                                        ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                ----------------------------------------------------------
                                                        1995           1996           1995           1996
                                                ----------------------------------------------------------
REVENUES
Programming services                             $   128,228   $    281,623    $   269,801   $    665,800
   Hardware products                                 402,026        649,784        561,865      2,239,825
   Packaged software sales                           154,904        145,666        195,743        530,131
   Interconnect sales                                     --        712,367             --        712,367
   Electronics/thermostats                                --        751,326             --      1,440,146
   Cellular phone sales                                   --      1,740,779             --      1,740,779
   Other revenue                                      11,177        121,159        101,424        273,659
----------------------------------------------------------------------------------------------------------
         TOTAL REVENUES                              696,335      4,402,704      1,128,833      7,602,707
----------------------------------------------------------------------------------------------------------

DIRECT COSTS
   Costs of programming services                     125,069        149,564        232,515        434,894
   Costs of hardware products                        148,355        471,390        255,130      1,523,192
   Costs of packaged software sales                  105,934         85,259        120,429        324,944
   Costs of interconnect and cellular
      phone sales                                         --        850,565             --        850,565
   Costs of electronics/thermostats                       --        312,563             --        609,893
   Other costs                                         3,636         63,649         48,595        185,031
   Royalty expense                                       193        234,641          4,176        234,641
----------------------------------------------------------------------------------------------------------
         TOTAL DIRECT COSTS                          383,187      2,167,631        660,845      4,163,160
----------------------------------------------------------------------------------------------------------

GROSS PROFIT                                         313,148      2,235,073        467,988      3,439,547
----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Marketing and sales                                67,942        738,296        100,875      1,089,823
   Administrative                                    161,209      1,090,679        248,516      1,821,718
----------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                    229,151      1,828,975        349,391      2,911,541
----------------------------------------------------------------------------------------------------------

OPERATING INCOME                                      83,997        406,098        118,597        528,006

INTEREST INCOME                                       27,940         25,522         54,381         67,628

INTEREST EXPENSE                                       2,075         49,930          3,277         75,151
----------------------------------------------------------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME
   TAXES AND MINORITY INTEREST                       109,862        381,690        169,701        520,483

PROVISION FOR INCOME TAXES                            30,100        133,702         30,100        133,702
----------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                       79,762        247,988        139,601        386,781

MINORITY INTEREST                                    (45,554)       (42,816)       (45,554)       (80,013)
----------------------------------------------------------------------------------------------------------

NET INCOME                                       $    34,208   $    205,172    $    94,047   $    306,768
==========================================================================================================

NET INCOME PER COMMON SHARE                      $       .02   $        .06    $       .06   $        .11
==========================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                       1,947,407      3,505,122      1,632,033      2,706,254
==========================================================================================================





----------------------------------------------------------------------------------------------------------
See the accompanying review report and notes to consolidated financial statements.                  Page 5


                                       APPLIED CELLULAR TECHNOLOGY, INC.
                                                AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (UNAUDITED)
                                                                                      FOR THE NINE MONTHS
                                                                                      ENDED SEPTEMBER 30,
                                                                          -------------------------------------
                                                                                  1995                    1996
                                                                          -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                $   94,047             $   306,768
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                             81,653                 351,456
      Minority interest                                                         45,554                  80,013
      Loss on sale of assets                                                       519                      --
      Insurance proceeds                                                         1,650                      --
      Change in assets and liabilities:
        Increase in accounts receivable                                       (254,110)               (968,641)
        Increase in unbilled receivables                                            --                 (31,500)
        Increase in inventories                                                (89,092)               (493,646)
        Increase (decrease) in prepaid expenses                                  2,696                (175,414)
        Increase in deposits                                                    (1,585)                     --
        Increase in due from employees                                          (4,956)                     --
        Increase in accounts payable and accrued expenses                       10,559                 109,072
        Increase in deferred income tax (asset) liability                       29,100                 (63,510)
        Increase in deferred revenue                                                --                 322,920
---------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                          (83,965)               (562,482)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in notes receivable - related party                                  79,890                      --
  Increase in other assets                                                     (74,533)               (173,043)
  Payments received on note receivable - Cadkey, Inc.                               --                 128,953
  Payments for equipment, leasehold improvements
    and computer software                                                      (20,476)                (84,294)
  Payments for costs of 80% and 100% acquisitions
    (net of cash balances acquired)                                           (160,504)                280,362
  Payments for costs of software acquisitions                                  (73,053)                (49,912)
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           (248,676)                102,066
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net amounts borrowed (paid) on long-term debt
    and notes payable - bank                                                  (126,047)                803,712
  Payments on capital lease obligations                                         (6,185)                (26,110)
  Payments made on officers' notes payable                                          --                (238,658)
  Minority interest upon acquisition                                            (7,507)                     --
  Issuance of common stock                                                     718,600                 762,702
  Redemption of preferred stock                                               (200,000)                     --
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      378,861               1,301,646
---------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                            46,220                 841,230

CASH - BEGINNING OF PERIOD                                                       2,651                 125,469
---------------------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                                        $   48,871             $   966,699
===============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                                           $    1,541             $    75,151
---------------------------------------------------------------------------------------------------------------




---------------------------------------------------------------------------------------------------------------
See the accompanying review report and notes to consolidated financial statements.                       Page 6

                       APPLIED CELLULAR TECHNOLOGY, INC.
                                AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1996
                                  (UNAUDITED)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Tech Tools, Inc., ACT Financial Corp. and ACT Communications, Inc. which were formed in November 1994, April 1995 and September 1996, respectively, and its majority-owned subsidiaries, Atlantic Systems, Inc., Elite Computer Services, Inc., Burling Instruments, Inc. and Cra-Tek Company in which an 80% interest was acquired by the Company in August 1995, September 1995, March 1996 and September 1996, respectively. All significant intercompany investments, transactions and account balances have been eliminated in consolidation.

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



--------------------------------------------------------------------------------
                                                                          Page 7

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


      INVENTORIES

      The Company's inventories consist mainly of new and used computers, computer parts, software, cellular phones and parts, electronic parts and control panels. The inventory is valued at the lower of cost or market, determined by the FIFO (first-in, first-out) method. The Company closely monitors its inventory and analyzes it for potential obsolescence and slow-moving items based upon the aging of the inventory listing and the inventory turns by product. The Company will provide an allowance for obsolete inventory if deemed necessary from the analysis.

      LAND,  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Land, equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed using straight-line and accelerated methods. The assets are depreciated and amortized over periods ranging from three to seven years.

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

--------------------------------------------------------------------------------
                                                                          Page 8

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



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

      NOTES RECEIVABLE - CADKEY, INC.

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

      GOODWILL

      The goodwill resulting from the purchase of 80% ownership in Atlantic Systems, Inc. and Elite Computer Services, Inc. is being amortized over 10 years. The goodwill resulting from the purchase of 80% ownership in Burling Instruments, Inc. is being amortized over 20 years. The goodwill resulting from the purchase of 100% ownership in Advanced Telecom Holdings, Inc. is being amortized over 20 years.

      The Company's policy for making on-going determinations of the net realizable value of the goodwill is to monitor the net income of Atlantic Systems, Inc., Elite Computer Services, Inc., Burling Instruments, Inc. and Advanced Telecom Holdings, Inc. and to determine if the expected income levels over the remainder of the 10 or 20 year amortization period would exceed the carrying value of the goodwill. If impairment of the goodwill appears likely, a reduction in the carrying value would be recorded at that time.





--------------------------------------------------------------------------------
                                                                          Page 9

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


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





--------------------------------------------------------------------------------
                                                                         Page 10

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


      PROPRIETARY SOFTWARE IN DEVELOPMENT

      In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detail program design to product specifications and has been reviewed for high-risk development issues, or to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization of computer software costs is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the estimated useful life of the product. The straight-line life is determined to be 5 years. Amortization began in 1996 when the products were ready for release to the general public. Amortization expense on proprietary software in development amounted to $11,353 for the nine months ended September 30, 1996.

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

      INCOME TAXES

      Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of goodwill, and equipment and leasehold improvements for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.


--------------------------------------------------------------------------------
                                                                         Page 11

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


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


--------------------------------------------------------------------------------
                                                                         Page 12

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


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

      In September 1996, the Company acquired 80% of Cra-Tek Company in exchange for 295,115 shares of its common stock. Cra-Tek Company provides electrical contracting services primarily on industrial projects. It also manufactures custom electronic and electrical control panels. The company's office is located in California with customers throughout the United States and Europe.

      In September 1996, the Company formed a subsidiary, ACT Communications, Inc. The subsidiary purchased 100% of Advanced Telecom Holdings, Inc. in exchange for 1,618,180 shares of Applied Cellular Technology's common stock, 100,000 shares of 8% redeemable preferred stock of Applied Cellular Technology, Inc. and warrants evidencing the right to purchase 1,000,000 shares of Applied Cellular Technology, Inc.'s common stock. Advanced Telecom Holdings, Inc. is engaged in the selling, installation and servicing of communications equipment in the Mid Atlantic region.

      The acquisitions of Atlantic Systems, Inc., Elite Computer Services, Inc., Burling Instruments, Inc., Cra-Tek Company and Advanced Telecom Holdings, Inc. have been accounted for using the purchase method. The results of operations of the acquired companies are included in the accompanying financial statements since the dates of acquisition.


--------------------------------------------------------------------------------
                                                                         Page 13

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

3.    NOTES RECEIVABLE - OFFICER

        Applied Cellular Technology, Inc. - the note is
        unsecured, bears interest at the prime lending rate
        and is due on demand from one officer.                       $    12,982

        Advanced Telecom Holdings, Inc. the note is
        due from two officers of ACT Communications, Inc.,
        secured by the 100,000 shares of 8% preferred stock,
        bears interest at 8% payable at the time the dividends
        are paid on the 8% redeemable preferred shares,
        principal payments are due as the preferred shares are
        redeemed in an amount equal to the amount redeemed times
        the payment ratio (the then outstanding note receivable
        principal balance divided by the then outstanding
        preferred stock balance), any outstanding principal
        balance is due November 1, 2001.                               2,241,469
                                                                  ---------------

                                                                       2,254,451
        Current portion                                                   12,982
                                                                  --------------
        Long-term portion                                            $ 2,241,469
                                                                  ===============


4.    NOTE RECEIVABLE - CADKEY, INC.

      The note is unsecured and bears interest at 10.5%. Principal and interest payments of $20,483 are due monthly, with the final payment due October 1, 1999.

      The note is valued as follows:

                                                          DECEMBER 31,           SEPTEMBER 30,
                                                                  1995                    1996
                                                        ----------------------------------------
      Shares issued (200,000 x $5.00)                      $ 1,000,000             $ 1,000,000
      50% discount given to shares issued                     (500,000)               (500,000)
      ------------------------------------------------------------------------------------------
      Original carrying value of the note receivable           500,000                 500,000
      50% of principal payments received                       120,316                 184,792
      ------------------------------------------------------------------------------------------
                                                               379,684                 315,208
      Current portion                                          (87,057)                (94,251)
      ------------------------------------------------------------------------------------------

      Long-term portion                                    $   292,627             $   220,957
      ==========================================================================================

      The 200,000 shares of stock issued were restricted as to voting rights.

      Due to the 50% reduction in the face value of the note, as payments are received, 50% of the amounts are credited to the note receivable and the remaining 50% to paid-in capital.






--------------------------------------------------------------------------------
                                                                         Page 14

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


5.    LAND, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Land, equipment and leasehold improvements consist of:

                                                          DECEMBER 31,           SEPTEMBER 30,
                                                                  1995                    1996
                                                        ---------------------------------------
      Land                                                   $      --             $   395,000
      Furniture, fixtures and equipment                        180,630               1,646,151
      Computer equipment                                        66,909                 206,700
      Leased vehicles                                          113,210                 736,102
      Leasehold improvements                                     1,087                 624,723
      -----------------------------------------------------------------------------------------
                                                               361,836               3,608,676
      Less:  Accumulated depreciation and
        amortization                                           223,347               1,823,702
      -----------------------------------------------------------------------------------------

                                                             $ 138,489             $ 1,784,974
      =========================================================================================

      Included in equipment are vehicles acquired under capital lease obligations in the amount of $113,210 and $547,875 at December 31, 1995 and September 30, 1996, respectively. Related accumulated depreciation amounted to $42,777 and $212,414 at December 31, 1995 and September 30, 1996, respectively.

      Depreciation and amortization charged against income amounted to $12,584 and $65,979 for the nine months ended September 30, 1995 and 1996, respectively.


6.    INVESTMENT IN CADKEY, INC. COMMON STOCK

      Investment in Cadkey, Inc. common stock consists of:

                                                          DECEMBER 31,           SEPTEMBER 30,
                                                                  1995                    1996
                                                        ---------------------------------------
      Original investment:
        Investment in Cadkey, Inc. common stock              $ 570,713               $ 570,713
        Additional costs of acquisition                          6,686                   6,686
      -----------------------------------------------------------------------------------------

                                                             $ 577,399               $ 577,399
      =========================================================================================

      The original investment was calculated as follows:

      Shares issued (456,670 x $2.50)                      $ 1,141,425
      50% discount given to shares issued                     (570,712)
                                                       -----------------
                                                           $   570,713
                                                       =================

--------------------------------------------------------------------------------
                                                                         Page 15

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


7.    GOODWILL

      Goodwill consists of:

                                                                          DECEMBER 31,           SEPTEMBER 30,
                                                                                  1995                    1996
                                                                        ----------------------------------------
      Shares issued in the Atlantic Systems, Inc.
        80% purchase (124,066 x $5.50)                                      $  682,363            $    682,363
      Shares issued in the Elite Computer Services, Inc.
        80% purchase (102,160 x $8.94)                                         913,310                 913,310
      50% discount given to shares issued in the
        Atlantic and Elite acquisitions                                       (797,836)               (797,836)
      Preferred shares issued in the Burling
        Instruments, Inc. 80% purchase
        (9,000 x $100.00)                                                           --                 900,000
      Shares issued in the Cra-Tek Company
        80% purchase (295,115 x $4.75)                                              --               1,401,796
      Shares issued in the Advanced Telecom
        Holdings, Inc. 100% purchase
        (1,618,180 x $5)                                                            --               8,090,900
      Warrants issued in the Advanced Telecom
        Holdings, Inc. 100% purchase
        (1,000,000 x $5.31)                                                         --               5,310,000
      75% discount given to shares issued in the
        Cra-Tek and Advanced acquisitions                                           --              (7,119,522)
      100% discount given to warrants issued in the
        Advanced acquisition                                                        --              (5,310,000)
      Preferred shares issued in the Advanced
        Telecom Holdings, Inc.
        (100,000 x $100)                                                            --              10,000,000
      ----------------------------------------------------------------------------------------------------------
      Net value of shares issued                                               797,837              14,071,011
      Additional costs of acquisitions                                         173,682                 790,410
      80% or 100% of net book value of companies
        acquired                                                               (26,825)               (463,231)
      Accumulated amortization                                                 (38,068)               (173,374)
      ----------------------------------------------------------------------------------------------------------

      Carrying value                                                        $  906,626            $ 14,224,816
      ==========================================================================================================

      Amortization expense amounted to $11,557 and $135,308 for the nine months ended September 30, 1995 and 1996, respectively.


--------------------------------------------------------------------------------
                                                                         Page 16

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


8.    PURCHASED COMPUTER SOFTWARE

      Purchased computer software consists of:

                                                                          DECEMBER 31,           SEPTEMBER 30,
                                                                                  1995                    1996
                                                                        ----------------------------------------
      Shares issued in the purchase of the Baler Software
        Corporation net assets (113,009 x $5.125)                            $ 579,171               $ 579,171
      Shares issued in the purchase of the Databoss
        software (180,000 x $2.50)                                             450,000                 450,000
      Warrants issued in the purchase of the Databoss
        software (120,000 x $1.50)                                             180,000                 180,000
      Shares issued in the purchase of the Quality
        Solutions Software (33,494 x $5.50)                                         --                 184,217
      50% discount given to the shares issued                                 (514,586)               (606,694)
      100% discount given to the warrants issued                              (180,000)               (180,000)
      ----------------------------------------------------------------------------------------------------------
      Net value of shares issued                                               514,585                 606,694
      Additional costs of acquisitions                                         217,500                 267,410
      Accumulated amortization                                                 (64,642)               (192,002)
      ----------------------------------------------------------------------------------------------------------

      Carrying value                                                         $ 667,443               $ 682,102
      ==========================================================================================================

      Amortization expense amounted to $27,856 and $127,360 for the nine months ended September 30, 1995 and 1996, respectively.

      The additional costs of acquisitions include any cash payments according to the acquisition agreements plus costs for investment banking services, legal services and accounting services, that were essential costs in acquiring these assets.









--------------------------------------------------------------------------------
                                                                         Page 17

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



9.    LONG-TERM DEBT

      Long-term debt consist of:

                                                                          DECEMBER 31,         SEPTEMBER 30,
                                                                                  1995                  1996
                                                                        -------------------------------------
      Cra-Tek Company, notes payable to finance
      companies, secured by vehicle and equipment,
      payable in monthly installments ranging from
      $330 to $523, interest rates ranging from 9% to
      9.75%, due through January 2001                                         $   --             $    70,158

      Cra-Tek Company, note payable - bank, secured
      by a shareholder's personal guarantee, payable
      in monthly installments of $867 plus interest at
      prime plus 2.75%, due January 1998                                          --                  14,442

      Advanced Telecom Holdings, Inc., note payable
      bank, secured by the Company's assets and by
      shareholders' personal guarantees, payable in
      monthly installments of $22,500 plus interest at
      9.85%, due March 1, 2001                                                    --               1,215,000
      -------------------------------------------------------------------------------------------------------
                                                                                  --               1,299,600
      Less:  Current Maturities                                                   --                 301,401
      -------------------------------------------------------------------------------------------------------

                                                                              $   --             $   998,199
      =======================================================================================================

      Interest expense on the notes payable (including Note 10) amounted to $3,277 and $33,526 for the nine months ended September 30, 1995 and 1996, respectively.

      The weighted average dollar amount of all borrowings including note payable (Note 10) for the year ended December 31, 1995 was $79,979 and $633,435 for the nine months ended September 30, 1996. The weighted average interest rate paid was 9% for the year ended December 31, 1995 and 9.8% for the nine months ended September 30, 1996.

      The scheduled maturities of long-term debt at September 30, 1996 are as follows:

      YEAR                                                      AMOUNT
      -----------------------------------------------------------------
      1997                                                 $   301,401
      1998                                                     293,200
      1999                                                     286,883
      2000                                                     281,315
      2001                                                     136,801
      -----------------------------------------------------------------

                                                           $ 1,299,600
      =================================================================

--------------------------------------------------------------------------------
                                                                         Page 18

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


10.   NOTES PAYABLE

      Notes payable consists of:

                                                                           DECEMBER 31,           SEPTEMBER 30,
                                                                                   1995                    1996
                                                                         ---------------------------------------
         Notes payable - officers, noninterest bearing,
         unsecured and are due on demand.  Imputed
         interest has been recorded at a market rate of
         7%                                                                   $ 280,095             $    41,437

         Elite Computer Services, Inc., $100,000 line of
         credit - bank, secured by accounts receivable
         and inventories and bears interest at the prime
         rate plus 2%, due on demand                                             29,999                      --

         ACT Financial, note payable, unsecured, bears
         interest at 8%, due on demand                                               --                  20,000

         Burling Instruments, Inc., note payable - bank,
         unsecured, bears interest at the prime rate plus
         1.5%, due on demand                                                         --                  75,000

         Cra-Tek Company, $100,000 line of credit -
         bank, secured by shareholders personal
         guarantee, bears interest at prime plus 1.975%,
         due November 1996                                                           --                  50,000

         Advanced Telecom Holding, Inc., revolving
         credit line - bank, secured by the Company's
         assets and by shareholders personal guarantees
         interest is payable monthly at the bank's
         National Commercial rate plus 1.25%, due
         December 31, 1996.  Borrowings are limited to
         the lessor of $5,000,000 or 80% of qualified
         accounts receivable                                                         --               3,402,000
         -------------------------------------------------------------------------------------------------------

                                                                              $ 310,094             $ 3,588,437
         =======================================================================================================





--------------------------------------------------------------------------------
                                                                         Page 19

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


11.   CAPITAL LEASE OBLIGATIONS

       Future payments for capital lease obligations are as follows:

                                                                           DECEMBER 31,           SEPTEMBER 30,
         YEAR                                                                      1995                    1996
         -------------------------------------------------------------------------------------------------------
         1997                                                                  $ 28,337               $ 176,680
         1998                                                                    15,750                 119,354
         1999                                                                     8,489                  42,216
         2000                                                                        --                  13,726
         2001                                                                        --                  10,144
         -------------------------------------------------------------------------------------------------------
         Total minimum lease payments                                            52,576                 362,120
         Less:  Amount representing interest                                      9,965                  47,250
         -------------------------------------------------------------------------------------------------------
         Capital Lease Obligation                                                42,611                 314,870
         Less: current maturities                                                23,360                 157,561
         -------------------------------------------------------------------------------------------------------

         Long-term Capital Lease Obligation                                    $ 19,251               $ 157,309
         =======================================================================================================

      Interest expense on the capital leases amounted to $41,625 for the nine months ended September 30, 1996. There was no interest for the nine months ended September 30, 1995.


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

      NOTES RECEIVABLE

      The carrying amount approximates fair value because the stated interest rate fluctuates with market rates.




--------------------------------------------------------------------------------
                                                                         Page 20

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


      NOTE RECEIVABLE - CADKEY, INC.

      The carrying value of the note approximates fair value because the interest rate of the note approximates the current rate that the Company could receive on a similar note, and also because this agreement was renegotiated in the current year.

      LONG-TERM DEBT

      The carrying amount approximates fair value because the stated interest rates fluctuates with current market rates.

      NOTES PAYABLE

      The carrying amount approximates fair value as the interest being charged is at a current market rate.

      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      The carrying amount approximates fair value.
      The estimated fair value amounts presented herein have been determined using available market information and appropriate valuation methodologies and are not necessarily indicative of the amount the Company could realize in a current market exchange.


13.   INCOME TAXES

      The Company has computed its income tax provision in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS109"), which was effective for 1993 and years thereafter.

      The provision for income taxes includes current taxes and deferred taxes computed on the temporary differences in the basis of certain assets and liabilities between financial statement and income tax reporting purposes. The principal source of deferred income taxes as of December 31, 1995 and September 30, 1996 consists of differences in the basis of goodwill, equipment and leasehold improvements and net operating loss carryforward.




--------------------------------------------------------------------------------
                                                                         Page 21

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


      The provision for income taxes consists of:

                                                                                         SEPTEMBER 30,
                                                                            -------------------------------------
                                                                                   1995                    1996
                                                                            -------------------------------------
         Current taxes at statutory rates                                     $  52,000               $ 230,212
         Current taxes covered by net
           operating loss carryforward                                          (51,000)                (33,000)
         -------------------------------------------------------------------------------------------------------
         Current income tax provision                                             1,000                 197,212
         Deferred income taxes (credits)                                         29,100                 (63,510)
         --------------------------------------------------------------------------------------------------------

                                                                              $  30,100               $ 133,702
         =======================================================================================================

      The components of the deferred tax asset (liability) are as follows:

                                                                          DECEMBER 31,           SEPTEMBER 30,
                                                                                  1995                    1996
                                                                        ----------------------------------------
      DEFERRED TAX ASSET (LIABILITY)
        Goodwill basis difference                                            $  11,000               $  69,350
        Equipment and leasehold improvements
          basis differences                                                     (5,000)                (23,298)
        Net operating loss carryforward                                         30,000                      --
        Valuation allowance                                                    (36,000)                     --
      ----------------------------------------------------------------------------------------------------------

      NET DEFERRED TAX ASSET                                                 $      --               $  46,052
      ==========================================================================================================

      SFAS109 requires a valuation allowance be recorded when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." At December 31, 1995, the Company had elected to record a valuation allowance of $36,000 to offset the deferred tax asset.

      The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

                                                                                         SEPTEMBER 30,
                                                                              ----------------------------------
                                                                                  1995                    1996
                                                                              ----------------------------------
                                                                                     %                      %

        Statutory rate                                                              25                      34
        State income taxes                                                           5                       6
        Realization of deferred tax asset valuation allowance                       --                     (14)
        Surtax exemptions                                                          (13)                     --
        --------------------------------------------------------------------------------------------------------

                                                                                    17                      26
        ========================================================================================================

--------------------------------------------------------------------------------
                                                                         Page 22

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

      Under the carryforward provisions of the Internal Revenue Code and applicable state income tax law, the Company has available for future periods the following carryforwards:

                                                YEAR                             YEAR OF
                                            INCURRED                          EXPIRATION                                AMOUNT
                                          -------------------------------------------------------------------------------------
          Net operating loss                    1994                                2009                             $ 95,000
                                                                                                                 ==============

      The net operating loss available of $95,000 is the amount remaining from December 31, 1995 available for 1996.


14.   COMMITMENTS

      The Company was obligated to pay a royalty to Axon Investments, Inc., formerly Axcom Computer Consultants, Inc., in the amount of 2% of gross collected revenues of Applied Cellular Technology, Inc. for 120 months beginning July 1, 1993. This royalty agreement was renegotiated in July 1995 which called for the issuance of 30,000 shares of common stock as full payment for the remainder of the royalties due for the remaining 7 years of the agreement.

      The Company has contracted with a registered broker-dealer to receive financial consulting and investment banking services through September 1996. The Company must pay the broker-dealer $5,000 each month in the form of cash or in the form of shares of capital stock.







--------------------------------------------------------------------------------
                                                                         Page 23

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


      Applied Cellular Technology, Inc. is obligated under a one-year lease for its office space, expiring June 1997. Tech Tools, Inc. is obligated under a month-to-month lease for its office space. Elite Computer Services, Inc. is obligated under a five-year lease for its office space, expiring May 2001. Atlantic Systems, Inc. is obligated under a three-year lease for its office space, expiring December 1998. Burling Instruments, Inc. and Cra-Tek Company are obligated under a month-to-month leases for their office and warehouse space. Advanced Telecom Holdings, Inc. is obligated under several leases for their stores, office and warehouses, expiring through 2002.

      The future minimum lease commitments are as follows:

                YEAR                          AMOUNT
                -------------------------------------
                1997                     $ 1,364,295
                1998                       1,102,901
                1999                         804,473
                2000                         638,218
                2001                         325,560
                Thereafter                     8,257
                -------------------------------------

                                         $ 4,243,704
                =====================================

      Rent expense amounted to $80,901 and $241,981 for the nine months ended September 30, 1995 and 1996, respectively.

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


--------------------------------------------------------------------------------
                                                                         Page 24

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


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

      In September 1996, the Company entered into an employment contract with an officer of Cra-Tek Company for a period of 2 years, with the terms to be negotiated.

      In September 1996, the Company entered two employment contracts with officers of Advanced Telecom Holdings, Inc. for an annual salary of $72,000 each.

      The purchase agreement for the acquisition of Advanced Telecom Holdings, Inc., includes an earnout provision. On or before April 30, 2002, Applied Cellular Technology, Inc. will deliver to the prior two shareholders of Advanced Telecom Holdings, Inc., an aggregate additional consideration equal to three times the average annual EBDIT for the five-year periods commencing on October 1, 1996 and ending on September 30, 2001, provided however, that if the average annual EBDIT is less than $2,000,000, the prior shareholders shall not be entitled to receive any additional consideration and the amount payable to the prior shareholders as additional consideration shall not exceed $15,000,000. EBDIT shall mean the earnings of the Company, prior to depreciation, interest and taxes.

      The Company also entered into a three-year consulting agreement with an acquisition/consulting agency for $20,000 a month beginning October 1996.


15.   PROFIT SHARING PLAN

      Elite Computer Services, Inc. has a qualified, noncontributory 401(k) plan for all eligible employees. The Company contributes, at its discretion, up to 15% of the participant's annual compensation. Profit sharing expense amounted to $2,749 for the nine months ended September 30, 1996.


--------------------------------------------------------------------------------
                                                                         Page 25

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



      Atlantic Systems, Inc. has a qualified, noncontributory 401(k) plan for all eligible employees. The amount of the employer contribution is determined annually by the employer at its discretion. Profit sharing expense amounted to $2,034 for the nine months ended September 30, 1996.


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


--------------------------------------------------------------------------------
                                                                         Page 26

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

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

      In December 1994, 300,000 class F warrants were authorized for issuance. The class F warrants shall be exercisable for a period of five years from the date of issuance and shall be exercisable at the rate of 1 warrant plus $2.50 for each common share. In July 1996, 260,000 of Class F warrants were redeemed for 260,000 shares of Applied Cellular Technology, Inc.

      In March 1995, restricted common stock was issued to purchase a note receivable. The Company issued 200,000 common shares at a market price of $5.00 with a 50% discount, due to the limited market of the common shares, bringing the value down to $2.50 each. The stock was restricted as to voting rights until the bid price per share equaled or exceeded $7.50 for a period of 48 hours or more, which occurred in the third quarter of 1995. Due to this discount, 50% of all principal payments being received are recorded as additional paid-in capital. This amount was $120,316 and $64,477 for 1995 and the nine-month period ended September 30, 1996, respectively.



--------------------------------------------------------------------------------
                                                                         Page 27

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

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

      In March 1996, the Company acquired 80% of Burling Instruments, Inc., in exchange for 9,000 shares of 8% redeemable preferred stock at $100 per share of Applied Cellular Technology, Inc. for a total value of $900,000. The redeemable preferred shares were issued in August 1996. The 8% preferred dividend begins accruing on January 1, 1997.



--------------------------------------------------------------------------------
                                                                         Page 28

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

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

      In September, 1996, the Company acquired 80% of Cra-Tek Company, in exchange for 295,115 shares of its common stock. The then current market trading value of $4.75 a share has been discounted by 75% due to the limited market of the shares and the restricted nature of the shares, resulting in a value of $1.19 a share. The investment was recorded at the net value of the 80% investment which was $492,023.

      In October 1996, ACT Communications, Inc. purchased 100% of Advanced Telecom Holdings, Inc. in exchange for 1,618,180 shares of Applied Cellular Technology, Inc.'s common stock, 100,000 shares of 8% redeemable preferred stock at $100 per share of Applied Cellular Technology, Inc. and warrants evidencing the right to purchase 1,000,000 shares of Applied Cellular Technology, Inc.'s common stock. The shares of common stock issued were valued at 75% of the then current market trading value of $5.00, due to the limited market of the shares and the restricted nature of the shares. No value was attributed to the warrants because the exercise price exceeded the fair value of the underlying common shares. Each warrant can be exercised, at any time, and from time to time, beginning in October 1996 until October 2001, at a price of one warrant plus $5.31 per common share. The total value of the investment based on the above facts was recorded at $12,022,725 plus acquisition costs of $326,863, for a total investment of $12,349,588. The agreement dated October 1996, called for the effective date of the acquisition to be September 1, 1996 due to the significant control of the Company by ACT Communications, Inc. since September 1, 1996 and the agreement called for the profit and loss to be allocated to ACT Communications beginning September 1, 1996. The 8% preferred dividend begins accruing on October 1, 1996.



--------------------------------------------------------------------------------
                                                                         Page 29

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


      The redeemable preferred shares shall be redeemed by the corporation at such time and from time to time as the corporation shall issue any shares of Common Stock, other capital stock of the corporation, or any other security which gives the corporation in exchange for cash or other cash equivalent. Two-thirds of the cash paid by the purchasers of any Security shall be utilized by the corporation solely for the purpose of redemption of the Preferred shares. If and to the extent the Preferred shares gave not been redeemed by the corporation by the third anniversary of the initial issuance of the Preferred shares, each holder of the Preferred Stock shall have the right to require the corporation to redeem such holder's Preferred by paying therefor, with shares of ACT Communications common stock (1,000 shares outstanding). For purposes of redemption of the Preferred shares, each share of the ACT Communication common stock shall be valued at $10,000.


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

      During 1996, the Company issued 9,000 shares of its redeemable preferred stock at $100 per share in exchange for an 80% investment in Burling Instruments, Inc. The related goodwill of approximately $440,000 is being amortized over 20 years.

      During 1996, the Company entered into a capital lease in the amount of $24,400.

      During 1996, the Company issued 5,000 shares of common stock at $5 per share for development services.

      During 1996, the Company issued 25,000 shares of its common stock in exchange for payment of $250,000 of note payable - related party.


--------------------------------------------------------------------------------
                                                                         Page 30

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


      In September 1996, the Company issued 295,115 shares of its common stock in exchange for an 80% investment in Cra-Tek Company. The company also issued 16,842 shares to the broker as payment for the acquisition services related to this purchase.

      In October 1996 (effective September 1996), the Company issued 1,618,180 shares of its common stock and 100,000 shares of its 8% redeemable preferred stock in exchange for an 100% investment in Advanced Telecom Holdings, Inc. The related goodwill of approximately $12,865,000 is being amortized over 20 years.

      In July 1996, the Company issued 30,000 shares of its common stock as an advance payment for the remainder of a royalty fee due. The expense is being amortized over the remaining 7 years of the original 10 year contract.

      In July 1996, the Company issued 167,000 shares of its common stock to certain employees as a stock advance for employment services to be earned over the next three years, and thus amortized over a three year period.

      In July 1996, the Company issued 25,000 shares of its common stock as payment on $50,000 of debt due to a related party.


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



--------------------------------------------------------------------------------
                                                                         Page 31

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


      In July 1996, the Company completed a registration on Form SB-2, for 1,000,000 shares of common stock, 300,000 common shares to be issued upon exercise of the class F warrants, and 1,459,301 common shares registered on behalf of the selling security holders.


19.   RESTATEMENT

      The Company has restated its balance sheet and income statement for the nine months ended September 30, 1995 to reflect the recording of the investment in Cadkey, Inc. on the cost method, instead of as previously shown under the equity method. The Company does not currently, and has not since early in 1995, exercised significant influence over Cadkey, Inc. and therefore the investment should not have been recorded under the equity method.

      The effect of this change is to reduce net income for the nine months ended September 30, 1995 by $230,990, which reduced the net income per common share by $.14 per share, from $.20 to $.06.


20.   PRO FORMA INFORMATION (UNAUDITED)

      The following pro forma consolidated statement of operations of Applied Cellular Technology, Inc. and subsidiaries for the nine months ended September 30, 1996 gives effect to the acquisitions of Burling Instruments, Inc., Cra-Tek Company and Advanced Telecom Holdings, Inc. as if they were effective at January 1, 1996. The statement gives effect to the acquisitions under the purchase method of accounting and the assumptions in the accompanying notes to the pro forma financial statements.

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



--------------------------------------------------------------------------------
                                                                         Page 32

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


      In September, 1996, the Company acquired 80% of Cra-Tek Company, in exchange for 295,115 shares of its common stock. The then current market trading value of $4.75 a share has been discounted by 75% due to the limited market of the shares and the restricted nature of the shares, resulting in a value of $1.19 a share. The investment was recorded at the net value of the 80% investment which was $492,023.

      In October 1996, ACT Communications, Inc. purchased 100% of Advanced Telecom Holdings, Inc. in exchange for 1,618,180 shares of Applied Cellular Technology, Inc.'s common stock, 100,000 shares of 8% redeemable preferred stock at $100 per share of Applied Cellular Technology, Inc. and warrants evidencing the right to purchase 1,000,000 shares of Applied Cellular Technology, Inc.'s common stock. The shares of common stock issued were valued at 75% of the then current market trading value of $5.00, due to the limited market of the shares and the restricted nature of the shares. No value was attributed to the warrants because the exercise price exceeded the fair value of the underlying common shares. Each warrant can be exercised, at any time, and from time to time, beginning in October 1996 until October 2001, at a price of one warrant plus $5.31 per common share. The total value of the investment based on the above facts was recorded at $12,022,725 plus acquisition costs of $326,863, for a total investment of $12,349,588.

      The redeemable preferred shares shall be redeemed by the corporation at such time and from time to time as the corporation shall issue any shares of Common Stock, other capital stock of the corporation, or any other security which gives the corporation in exchange for cash or other cash equivalent. Two-thirds of the cash paid by the purchasers of any Security shall be utilized by the corporation solely for the purpose of redemption of the Preferred shares. If and to the extent the Preferred shares have not been redeemed by the corporation by the third anniversary of the initial issuance of the Preferred shares, each holder of the Preferred Stock shall have the right to require the corporation to redeem such holder's Preferred by paying therefor, with shares of ACT Communications common stock (1,000 shares outstanding). For purposes of redemption of the Preferred shares, each share of the ACT Communication common stock shall be valued at $10,000.

      The pro forma statements may not be indicative of the results that would have occurred if the acquisitions had been effective on the dates indicated or of the results that may be obtained in the future. The pro forma statements should be read in conjunction with the financial statements and notes thereto of the Company.



--------------------------------------------------------------------------------
                                                                         Page 33

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

                                           PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                                            (UNAUDITED)

                                                                         PRO FORMA ADJUSTMENTS
                                                    ----------------------------------------------------------------
                                                                       ADVANCED
                                             AS         BURLING         TELECOM                                          PRO FORMA
                                       REPORTED     INSTRUMENTS       HOLDINGS,        CRA-TEK                       SEPTEMBER 30,
                                  SEPTEMBER 30,             INC.            INC.       COMPANY                                1996
                                           1996      (UNAUDITED)     (UNAUDITED)    (UNAUDITED)                         (UNAUDITED)
                                ----------------------------------------------------------------------------------------------------
                                                            <F1>            <F2>           <F3>
                                ----------------------------------------------------------------------------------------------------
Net Revenues                        $ 7,602,707       $ 250,064    $ 19,363,543    $ 1,319,787                        $ 28,536,101
Direct costs                          4,163,160         203,362       7,470,031        994,371                          12,830,924
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                          3,439,547          46,702      11,893,512        325,416     $         --         15,705,177
Operating expenses                    2,911,541         102,200      11,185,016        186,095          433,488 <F4>    14,818,340
------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                 528,006         (55,498)        708,496        139,321         (433,488)           886,837
Interest income                          67,628              --              --          2,041               --             69,669
Interest expense                        (75,151)         (1,700)       (336,823)        (3,254)                           (416,928)
Minority interest                       (80,013)             --              --             --          (16,182)<F5>       (96,195)
Provision for income tax               (133,702)             --              --             --               --           (133,702)
------------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                       306,768         (57,198)        371,673        138,108         (449,670)           309,681
Dividends                                    --              --                                        (654,000)<F6>      (654,000)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to
  common shareholders               $   306,768       $ (57,198)   $    371,673    $   138,108     $ (1,103,670)      $   (344,319)
====================================================================================================================================

Net Income Per Common Share              $ 0.11                                                                             $ (.08)
====================================================================================================================================

Weighted Average Number Of
  Common Shares Outstanding           2,706,254                                                                          4,424,288
====================================================================================================================================

--------------------------------------------------------------------------------
                                                                         Page 34

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

[FN]
Note: The Pro Forma Consolidated Statement of Operations gives effects to the following pro forma adjustments:

     <F1>   Represents the Statement of Operations of Burling Instruments, Inc.
            for the two months ended February 29, 1996 that would have been consolidated with the Company if the acquisition would have taken place on January 1, 1996.
     <F2>   Represents the Statement of Operations of Advanced Telecom
            Holdings, Inc. for the eight months ended August 31, 1996 that would have been consolidated with the Company if the acquisition would have taken place on January 1, 1996.
     <F3>   Represents the Statement of Operations of Cra-Tek Company
            for the eight months ended August 31, 1996 that would have been consolidated with the Company if the acquisition would have taken place on January 1, 1996.
     <F4>   Represents the amortization expense for goodwill on the
            Burling Instruments, Inc. acquisition, in the amount of $4,654 ($558,487 divided by 20 years times 2/12 of a year) and the amortization expense for goodwill on the Advanced Telecom
            Holdings, Inc. acquisition, in the amount of $428,834
            ($12,865,009 divided by 20 years times 8/12 of a year).
     <F5>   Represents the minority interest on the earnings
            (losses) of Burling Instruments for the two  months ended
            February 29, 1996 of ($57,198) and the minority interest on the earnings (losses) of Cra-Tek for the eight months ended August 31, 1996 of $138,108.
     <F6>   Represents the nine months expense for the dividends that
            will be paid on the 8% preferred stock issued in the Burling Instruments, Inc. acquisition (9,000 x $100 x 8% x 9/12), and in the Advanced Telecom Holdings, Inc. acquisition (100,000 x
            $100 x 8% x 9/12)




--------------------------------------------------------------------------------
                                                                         Page 35

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

The Company's lease in Nixa, Missouri expires at June 30, 1997, Elite's lease expires on May 31, 2001, Atlantic's lease expires December 1998, and Tech Tools, Burling and Cra-Tek currently have month to month leases. Advanced Telecom Holdings, Inc. is obligated under several leases for their stores, office and warehouses which expire through 2002. In all of these locations, there are many other lease opportunities at different facilities at similar rates. The Company does not anticipate that there shall be any material impact on its cashflow due to the expiration of these leases and current cashflow is sufficient to continue to pay the lease amounts.

CAPITAL RESOURCES AND SOURCE OF LIQUIDITY. The Company currently has no material commitments for capital expenditures. The Company currently has a positive cash flow from investing activities, and financing activities, however, the Company has negative cash flow from operating activities.

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

For the nine months ended September 30, 1995, the Company had a decrease in notes receivable - related party of $79,890. The Company had an increase in other assets of $74,533. Payments for equipment, computer software and leasehold improvements were made in the amount of $20,476. Payments made for the purchase of software and for costs of 80% and 100% acquisitions was $233,557. Net cash provided by investing activities for the nine months ended September 30, 1995 was $248,676.

For the nine months ended September 30, 1996, the Company applied $128,953 of receipts to the note receivable from Cadkey, Inc. The Company had an increase in other assets of $173,043. Payments for equipment, computer software and leasehold improvements were made in the amount of $84,294. Payments for acquisitions net with cash balances acquired in the amount of $230,450 were received. Net cash provided by investing activities for the nine months ended September 30, 1996 was $102,066.

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

For the nine months ended September 30, 1995, the Company paid $6,185 on its capital lease obligations. The issuance of common stock resulted in an increase of $718,600 in additional paid-in capital and common stock. The Company paid net amounts of $126,047 on notes payable. The Company had a redemption of preferred stock for $200,000. Minority interest of acquired companies was $7,507. All of the above resulted in $378,861 net cash provided by financing activities for the nine months ended September 30, 1995. These monies were used to continue and increase operations.

For the nine months ended September 30, 1996, the Company received funds on new notes payable in the net amount of $803,712. The Company paid $26,110 on its capital lease obligations. The issuance of common stock resulted in an increase of 762,702 in additional paid in capital and common stock. The Company had a decrease in notes payable officers of $238,658. All of the above resulted in $1,301,646 net cash provided by financing activities for the nine months ended September 30, 1996.

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

    Plan of Operation. The Company plans to increase its current revenues and net earnings by two measures. One is to use the Company's current industry knowledge to expand sales in high-tech areas, the other is to acquire businesses within similar industries that have a history of profitable operations and are managed by skilled owners or professional managers.
This was achieved in the third quarter with the 100% acquisition of Advanced Telecom Holdings, Inc. and the 80% acquisition of Cra-Tek Company.

Advanced Telecom Holdings, Inc. is engaged in the selling, installation and servicing of communications equipment. Cra-Tek Company manufactures custom electronic and electrical control panels and provides electrical contracting services primarily on industrial projects.

The current operating divisions of the Company generated approximately $2,335,999 in revenues in the fiscal year 1995 and are projected to generate approximately $10,000,000 in 1996. The Company's operating divisions are in market segments, computer software and hardware, that are growing. No external matters in the industry have occurred that have effected the Company in an adverse way. The Company has not experienced any labor difficulties or any other internal impediments.

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

Additional acquisitions by the Company could increase the revenue base.
The recently completed registration of common shares was for the express purpose of acquiring three or four companies that would be strategic additions to the existing core companies or divisions. Thus, there was a purchase of Advanced Telecom Holdings, Inc. and Cra-Tek Company in the third quarter.
These two companies were strategic additions that strengthen the consolidated group. The acquisitions are part of the Company's strategy to build a major international software, manufacturing and technology business through strategic, consolidating acquisitions. The acquisition strategy of the Company is to acquire companies at favorable prices with steady cash flows. The Company plans to increase profits through the projected gross margin objectives of 40-45% for hardware and 80-85% for software products. Broadened product lines will allow each division to increase its customer base, which will result in an increase in earnings. The Company's objective to increase profitability of each division is to continue growth through 1) acquisition of established successful business with above average expansion or growth potential 2) internal expansion of existing businesses 3) introduction of new products into existing sales channels and 4) the development of new ventures and expanded market opportunities for existing products.

The cost investment in Cadkey has no effect on the Company's cash flow and, consequently, does not have any effect on the Company's ability to survive.

For the nine months ended September 30, 1995, the Company had a negative cash flow from operations of $83,965. This was mainly due to an increase in accounts receivable ($254,110) and inventories ($89,092). The preliminary estimate for 1996 indicates that the Company's performance should be able to obtain a positive cash flow in the fourth quarter of 1996 and that its cash flow needs can be met through current operations along with the issuance of its common stock. Management's assessment of future performance is limited to projections based on current conditions and does not include any uncertainties which may arise. Potential investors should not attribute undue certainty to management's assessment. Management does not intend to furnish updated projections.

For the nine months ended September 30, 1996, the Company had a negative cash flow from operations of $562,482. This was mainly due to an increase in accounts receivable, unbilled receivables, prepaids and inventories.

RESULTS OF OPERATIONS:

Services, sales, fees, licensing and other revenue increased to $7,602,707 for the nine months ended September 30, 1996 from $1,128,833 for the nine months ended September 30, 1995 mainly due to the Company's recent acquisitions which resulted in an increase in revenue from the sale of hardware products from $561,865 for the nine months ended September 30, 1995 to $2,239,825 for the nine months ended September 30, 1996, packaged software sales of $530,131 compared to $195,743 for the nine months ended September 30, 1995 (received as a result of one of the acquisitions), and interconnect, electronics, thermostats and cellular phone sales of $3,893,292 compared to $0.


Services, sales, fees, licensing and other revenue increased to $4,402,704 for the three months ended September 30, 1996 from $696,335 for the three months ended September 30, 1995 mainly due to the Company's recent acquisitions.

Direct costs increased from $660,845 for the nine months ended September 30, 1995 to $4,163,160 for the nine months ended September 30, 1996 due to costs related mainly to hardware products ($1,523,192) packaged software sales ($324,944), costs of programming services ($434,894) and costs of electronics, thermostats, interconnect and cellular ($1,460,458) while operating expenses increased from $349,391 to $2,911,541 (mainly from an increase in administrative expenses from $248,516 to $1,821,718 and marketing and sales expenses from $100,875 to $1,089,823 for the same periods). This resulted in operating income of $528,006 for the nine months ended September 30, 1996 compared to operating income of $118,597 for the nine months ended September 30, 1995. Programming services provided 23.9% of the total revenue for the nine months ended September 30, 1995 as compared to 8.8% for the nine months ended September 30, 1996 due to the Company's change in business focus. Direct costs comprised 58.5% of total revenue for the nine months ended September 30, 1995 as compared to comprising 54.8% for the same period in 1996. The decrease in the direct cost to revenue percentage is due to the Company's change in business focus and its recent acquisitions. The Company received revenue of $4,402,704 in the third quarter of 1996 and the Company expects the revenue level will continue in the fourth quarter of 1996, and the Company will continue its marketing efforts to obtain increased revenues.

Direct costs increased from $383,187 for the three months ended September 30, 1995 to $2,167,631 for the three months ended September 30, 1996 due to costs related mainly to hardware products ($471,390), packaged software sales ($85,259), costs of programming services ($149,564) and costs of electronics/thermostats, interconnect and cellular ($1,163,128) while operating expenses increased from $229,151 to $1,828,975 (mainly from an increase in administrative expenses from $161,209 to $1,090,679 and marketing and sales expenses from $67,942 to $738,296 for the same periods). This resulted in operating income of $406,098 for the three months ended September 30, 1996 compared to operating income of $83,997 for the three months ended September
30, 1995. Programming services provided 18.4% of the total revenue for the three months ended September 30, 1995 as compared to 6.4% for the three months ended September 30, 1996 due to the Company's change in business focus, and due to the recent acquisitions. Direct costs comprised 55% of total revenue for the three months ended September 30, 1995 as compared to comprising 49.2% for the same period in 1996.

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

Pro Forma Consolidated Results of Operations. Giving effect to the acquisitions
---------------------------------------------
of Burling Instruments, Inc., Cra-Tek Company and Advanced Telecom Holdings, Inc. as of January 1, 1996, the proforma September 30, 1996 net revenues increased to $28,536,101 for the nine months ended September 30, 1996 compared to $7,602,707 for that same period if the acquisitions had not occurred as of January 1, 1996. Direct Costs increased from $4,163,160 for the nine months ended September 30, 1996 to $12,830,924 for the nine months ended September 30, 1996 giving effect to the acquisition as of January 1, 1996. As a result, gross profit for the nine months ended September 30, 1996 increased to $15,705,177 from $3,439,547 for the same period. Operating expenses increased from $2,911,541 to $14,818,340 for the nine months ended September 30, 1996 giving effect to the acquisitions. Dividend expense in the amount of $654,000 had to be expensed in the proforma income statement for the nine months ended September 30, 1996 giving effect to the acquisition, and recording the 8% preferred stock dividend on the Burling and Advanced Telecom acquisitions. Net income applicable to common shareholders decreased from $306,768 to $(344,319) for the nine months ended September 30, 1996 giving effect to the acquisition as of January 1, 1996.

                       APPLIED CELLULAR TECHNOLOGY, INC.

                                  PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ----------------------------------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a) Exhibits (numbered in accordance with Item 601 of
            Regulation S-K)

            None

        (b) Reports on Form 8-K

            Two Form 8-K's were filed this quarter:

            1) Form 8-K for the 100% acquisition of Advanced Telecom Holdings, Inc., dated October 24, 1996. A request for the 60 day extension to file the required financial statements has been made.

            2) Form 8-K for the 80% acquisition of Cra-Tek Company, dated October 25, 1996. A request for the 60 day extension to file any required financial statements has been made.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            /s/ Garrett Sullivan
Date: November 11, 1996                     ------------------------------
                                            Garrett Sullivan, President