Form 10KSB40
period 1996-12-31
APPLIED CELLULAR TECHNOLOGY INC
filed 1997-03-31
CIK 924642

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended: 12/31/96
                                       OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the transition period from ------------- to ---------------

                       Commission file number:  33-79678
                       APPLIED CELLULAR TECHNOLOGY, INC.
               (Exact name of registrant as specified in charter)

            Missouri                                  43-1641533
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                      Identification No.)
James River Professional Center, Highway 160 & CC, Suite 5, Nixa, Missouri 65714
    (Address of principal executive offices)                          (Zip Code)

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

The Corporation's revenues for its most recent fiscal year were $19,883,400.

As of December 31, 1996, 11 market makers maintained bids in the Company's securities. The current market value of the registrant's voting $.001 par value common stock held by non-affiliates of the Registrant is approximately $19,370,000.

The number of shares outstanding of registrant's only class of common stock, as of December 31, 1996 was 5,798,701 and at March 27, 1996 was 7,358,692
shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.
Transitional Small Business Disclosure Format (check one):   Yes     No  x
                                                                 ---    ---
                      Exhibit Index is located on Page 33.

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS

ITEM                          DESCRIPTION                              PAGE

                                PART I
1.        Business                                                       3
2.        Properties                                                    21
3.        Legal Proceedings                                             21
4.        Submission of Matters to a Vote of Security Holders           21

                               PART II

5.        Market for Registrant's Common Equity and Related
          Shareholder Matters                                           22
6.        Management's Discussion and Analysis of Results of
          Operations and Financial Condition                            23
7.        Financial Statements and Supplementary Data                   26
8.        Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                           26

                              PART III

9.        Directors and Executive Officers of the Registrant            27
10.       Executive Compensation                                        29
11.       Security Ownership of Certain Beneficial Owners and
          Management                                                    31
12.       Certain Relationships and Related Transactions                32

                              PART IV

13.       Exhibits, Financial Statement Schedules, and Reports on
          On Form 8-K                                                   33

          INDEX TO EXHIBITS                                             33

          SIGNATURES                                                    34

          INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT         35
          SCHEDULES

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Applied Cellular Technology, Inc. (with its subsidiaries, "ACTC", our "Company" or the "Registrant") is a diversified technology company, operating predominantly in three industry segments. Our Company's business is diversified by customer, customer type, product, equipment and software segments, and the geographic location of our customers. Our customers include large and small companies, public utilities and state and local authorities, and individuals. A portion of our transactions are with repeat customers, although our Company's businesses are not dependent on any single customer or on any single source for purchasing or selling our products and services.

SEGMENTS OF BUSINESS

Our products and services are organized into three business groups, or market segments, and are generally provided through separate operating subsidiaries or business entities. The three segments, or business groups, are as follows:

       * the retail group which installs, sells, services and supports cellular phone and other wireless services, business telephone systems, voice mail and interactive voice response systems, commercial long distance and local telephone services, residential long distance telephone services, digital satellite television services to business and consumer end-users, and computer systems, offering custom and custom-tailored software and hardware systems for manufacturers, wholesalers, distributors and field sales and service organizations;

       * the computer group which specializes in providing leasing, remarketing, parts-on-demand, consulting and business continuity services for mainframe, midrange and PC systems to a network of industrial, commercial and retail organizations; and

       * the manufacturing group which manufactures customized analog and digital and off-the-shelf industrial temperature controls and custom analog and digital electrical products.

See Note 20 to consolidated financial statements for additional information on Segments of Business.

Our Company's corporate operations are conducted through our principal office in Nixa, Missouri, and through satellite corporate offices in Amherst, New Hampshire, Cambridge, Massachusetts and St. Louis, Missouri. Each operating business is conducted through a separate subsidiary company directed by its own management team and each has its own marketing and operations support personnel. Each management team reports to the President, who is responsible for overall corporate control and coordination, as well as financial planning. The Chairman is responsible for the overall business and strategic planning of our Company.

ORGANIZATION

Our Company was originally incorporated in 1988 in Missouri under the name Axcom Computer Consultants ("Axcom"), and operated as a custom programming and systems house. In May, 1993, Axcom was acquired by Great Bay Acquisition Company for the purpose of focusing our Company on marketing and sales of emerging cellular data technology hardware and proprietary software focused on the vertical markets of wholesale distribution, manufacturing and health care. The name of our Company was subsequently changed to Axcom Information Technology, Inc. on May 27, 1993 and then subsequently changed again in April, 1994 to Applied Cellular Technology, Inc.

Pursuant to the amended Articles of Incorporation, our Company had the authority to issue an aggregate of Ten Million (10,000,000) common shares, par value $1.00 per common share. In April, 1994, an amendment to the Articles of Incorporation changed the par value to $0.001 per common share.
Our Company also then had the authority to issue 20,000 shares of redeemable Preferred Stock, par value $10.00. In August, 1996, the Articles of Incorporation were again amended to increase the aggregate number of common shares our Company may issue to Twenty Million (20,000,000), and to increase the aggregate number of redeemable preferred shares to One Million (1,000,000).

As of December 31, 1996, there were 5,798,701 common shares outstanding and 7,358,692 common shares outstanding as of March 27, 1997. As of December 31, 1996 and March 27, 1997 there were 109,000 redeemable preferred shares outstanding. The following warrants are also outstanding:

                       Class        Number
                       -----        ------
                        B             200,000
                        F              50,000
                        H             350,000
                        I             450,000
                        J             200,000
                        K             250,000
                        L             125,000
                        M           1,000,000

FORWARD-LOOKING STATEMENTS

Statements about our Company's expectations, including future revenues, earnings, our ability to compete and maintain market share, to adapt to and to capitalize on growth opportunities and anticipated benefits of our business strategies, and all other statements in this Report on Form 10-KSB, including Management's Discussion and Analysis of Results of Operations and Financial Condition, and other Company communications other than historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and as that term is defined in the Private Securities Litigation Reform Act of 1995, and our Company intends that such forward-looking statements be subject to the safe harbors created thereby. Since these statements involve risks and uncertainties and are subject to change at any time, our Company's actual results could differ materially from expected results. Our Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

SUBSIDIARIES

In November 1994, our Company formed a subsidiary, Kedwell
International, Inc., and capitalized it by issuing 180,000 common shares of our Company's $.001 par value common stock. The name of the subsidiary was changed to Tech Tools, Inc. on April, 1995. The subsidiary purchased software in exchange for the 180,000 common shares of the Company and 120,000 redeemable Class E Warrants which were exercisable to acquire one common share of our Company at the price of $7.50 per common share.

On December 22, 1994, our Company acquired 570,712 shares of Cadkey, Inc., a software technology company from an unaffiliated individual, in exchange for 456,570 shares of our common stock, resulting in a 29% investment in Cadkey, Inc.

During April, 1995, our Company formed a subsidiary, ACT Financial Corp., a Delaware corporation. The subsidiary was formed to hold a note receivable
from Cadkey, Inc.   ACT Financial Corp. purchased a $1,000,000 note receivable in exchange for 200,000 common shares at a market price of $5.00.

In November, 1996, we received a payment of $420,139 on the note receivable from Cadkey, Inc.. The balance on the note at that time was $307,768. Additionally, effective as of November 1, 1996, we exchanged our 29.0% investment in Cadkey for a 76.67% interest in a $750,000 note receivable from DataCAD, L.L.C. ("DataCAD"), a company that purchased one of Cadkey's product lines. Our share of the note is $575,000. The remaining 23.33% of this note ($175,000) is owned by Micro Control System, Inc., ("Micro"), the successor corporation to Cadkey. We act as collection agent, and disburse Micro's share to them once payments have been received and collected.

In August 1995, the Company issued 124,066 common shares at the then current market price of $5.50 per share to two shareholders in exchange for an amount of common shares equal to 80% of the total outstanding common shares of Atlantic Systems ("ASI").

In September 1995, the Company issued 102,160 common shares at $8.94 per share to two shareholders in exchange for an 80% investment in Elite Computer Services, Inc. ("Elite").

Acquisitions Consummated in 1996:
---------------------------------

Effective as of February 1, 1996, our Company purchased, for ASI, a liquor store software package (with exclusive rights to sell and support the software, hardware and software support contracts with current customers) and certain equipment from Quality Solutions, Inc., in consideration for cash of $40,784 and 33,494 common shares at the then current market price of $5.50 per share.

Effective as of March 1, 1996, our Company acquired 80% of the outstanding common shares of Burling Instruments, Inc., ("Burling"), in exchange for 9,000 shares of 8% redeemable preferred shares of our Company at $100.00 per share, for a total consideration of $900,000.00.

Effective as of September 1, 1996, our Company acquired 80% of the outstanding common shares of CRA-TEK Corp., ("CRA-TEK"), in exchange for 295,115 of our common shares at the then current market trading price of $4.75 per share.

In October, 1996, we formed a subsidiary company, ACT Communications, Inc., a Delaware company, for the sole purpose of acquiring 100% of the outstanding common shares of Advanced Telecom Holdings, Inc. ("ATHI") effective as of September 1, 1996. Our Company issued to the selling shareholders 1,618,180 of our common shares at the then current market price of $5.00 per common share and 100,000 shares of our 8% redeemable preferred shares at $100.00. In addition, our Company issued to ATHI's selling shareholders 960,000 Class M Warrants evidencing the right to purchase 960,000 of our Company's common shares in consideration for the exchange of one warrant and $5.31 per common share.

The 8% preferred dividend for the period October 1 through December 31, 1996 was waived by the holders. Dividends are payable in equal quarterly payments on the first day of each January, April, July and October of each calendar year commencing on April 1, 1997.

Effective as of November 1, 1996, our Company acquired 80% of the outstanding common shares of Universal Commodities Corp., ("UCC"), in exchange for 581,818 of our common shares at the then current market trading price of $5.50 per share.

Effective as of December 1, 1996, our Company acquired 80% of the outstanding common shares of US Electrical Products Corp., trading as Gavan-Graham Electric Products, ("Gavan-Graham"), in exchange for 258,988 of our common shares at the then current market trading price of $5.50.

Acquisitions Consummated in 1997 through the date of filing of this FORM 10-KSB:
--------------------------------------------------------------------------------

On March 25, 1997, effective as of January 1, 1997, our Company acquired 100% of the outstanding common shares of Hopper Manufacturing Co., Inc., ("Hopper"), in exchange for 179,104 of our common shares at the then current market trading price of $4.1875 per share and the assumption of bank debt of $657,445.

On March 26, 1997, effective as of January 1, 1997, our subsidiary, UCC, acquired 80% of the outstanding common shares of Pizarro Re-Marketing , Inc., ("Pizarro"), in exchange for 231,521 of our common shares at the then current market price of $4.7188, of which 190,833 shares were issued at closing, and 40,688 shares will be issued on the first anniversary of the closing if certain earnings targets are met.

On March 27, 1997, effective as of January 1, 1997, our subsidiary, UCC, acquired 80% of the outstanding common shares of Norcom Resources, Inc., ("Norcom"), in exchange for 355,555 of our common shares at the then current market price of $4.50, of which 284,444 shares were issued at closing, and 71,111 shares will be issued on the first anniversary of the closing if certain earnings targets are met.

Effective February 1, 1997, our Company acquired 100% of the outstanding common shares of MVAK Technologies, Inc., ("MVAK"), in exchange for 389,296 of our common shares at the then current market price of $4.9375 and the assumption of bank debt of $177,851.

BUSINESS GROUPS

Our Company primarily operates in three business groups, or industry segments: Retail, Computer and Manufacturing.

RETAIL GROUP:
-------------

The retail group is made up of the following subsidiary companies and divisions:

       * Advanced Telecomm Holdings, Inc., or ATHI, trading as ATI Communications. ("ATI").

       * Applied Cellular Technology's Software Development and Service Division, ("ACT").

       *     Atlantic Systems, Inc., ("ASI"); and

       *     Tech-Tools, Inc. ("Tech-Tools").

ATI COMMUNICATIONS -
--------------------

Founded in Bethel Park, PA in 1984, ATI Communications ("ATI") is a full-service telecommunications company specializing in complete telephone systems and solutions for its customers. Through its team of highly trained sales and service professionals, ATI offers an array of telecommunications products and services including, but not limited to, interconnect (business telephone systems and voice mail), Cellular telephones and other wireless services, long distance service, digital satellite TV, internet access and other network services.

In 1988, ATI expanded its operations to the Philadelphia area; in 1991, ATI expanded to the Washington D.C./Baltimore/N. Virginia market. In 1995, ATI opened an office in Harrisburg, PA, primarily to service one of its largest customers: The Commonwealth of Pennsylvania. ATI now operates through more than 50 distribution points and has approximately 375 employees.

Products and Services
---------------------

i.  Interconnect:
    -------------
Accounting for approximately 25-30% of ATI's revenues, its original product line, ATI continues to market, sell and install business telephone systems.
As one of the larger dealers of Toshiba America Information Systems, ATI has an installed customer base of thousands of interconnect customers. In addition to Toshiba, ATI is also a large dealer for Telrad and Applied Voice Technology.

In the late 1980s, with the advent of voice mail, ATI capitalized on the opportunity and, today, sells and installs voice mail as an additional service to interconnect customers.

ii.  Cellular Phones and other Wireless Services
     -------------------------------------------

In 1985, one of the first cellular phones was introduced to Pittsburgh. In its first month of sales, ATI sold four cellular phones. Currently, cellular phone sales account for approximately 65-70% of ATI's revenue. Cellular revenues are comprised of sales of phones/accessories, commissions from the activation of new customers, and residual commissions from ATI's customer base usage.

In Pittsburgh and Western Pennsylvania, ATI is an agent for AT&T Wireless Services. Over the years, ATI's cellular customer base has provided a steady monthly residual income stream and continues to do so. There is no assurance that this stream will continue in the future.

In the Washington/Baltimore metro market, ATI is an agent for Cellular One (owned by Southwestern Bell). With an active customer base of more than 100,000 customers, ATI derives a steady monthly residual income stream. There is no assurance that this stream will continue in the future.

iii.  Long Distance Services
      ----------------------

The sale of commercial long distance is complimentary to businesses purchasing and installing a new phone system. By offering each cellular customer a preferred rate on their residential long distance, ATI customers may receive added value from their relationship with ATI.

iv.  Digital Satellite TV Service:
     -----------------------------

In its infant stages at ATI, ATI views this industry's growth potential over the next five years in a comparable status as cellular was in 1986.

In October 1996, ATI became a distributor for Echostar d/b/a The DISH Network. Although the smallest of the three companies (DSS and Primestar), ATI chose Echostar as its partner for two reasons, because ATI is of the opinion that: 1) It was the only company that provided both the hardware and the service; 2) In the fall of 1997, it will be the only provider to offer all local networks in 21 major metropolitan markets on the east coast. There can be no assurance that either or both of these events will occur.

Growth Strategy:
----------------

ATI can grow through acquisition in two ways: 1) acquire an existing Interconnect company in another region and add the other (i.e., wireless, Long Distance, etc.) components of ATI; 2) acquire an existing cellular agent with a significant residual base and add the other (i.e., Interconnect, Long Distance, etc.) components of ATI. There can be no assurance that ATI will grow through acquisition.

ATI competes regionally with AT&T, the "baby bells" and numerous other large and small companies.

SOFTWARE DEVELOPMENT AND SERVICES DIVISION ("ACT") -
----------------------------------------------------

ACTC's Software Development and Services Division, based in Nixa, Missouri, offers custom-tailored software and hardware systems for manufacturers, wholesalers, distributors and field sales and service organizations.

The applications offered automate various aspects of the business, including order processing, inventory control, accounting, work-in-process control, quality management and sales management. ACT operates as a value-added reseller for several different manufacturers of wireless, portable data collection terminals, bar code printers, computers and related equipment. ACT integrates this hardware with custom-tailored software, specific for the customer's needs. The software may be based on an existing application from a third party or may be entirely proprietary to ACT.

Communications technology is another important part of the ACT's business. ACT integrates diverse systems and protocols to produce integrated systems which collect data via wireless hand held devices, process the data locally (either on the hand held unit or on a local LAN-based processor) then transmit the data in real time to corporate systems. This requires application of various system design and programming techniques including client-server computing, operating systems internals programming and application programming in a variety of languages and involving a wide range of data base systems.

ACT provides the following services and products:

       *     Customized Software Solutions
       *     Cellular Data Technology
       *     Hand Held Technology
       *     Proprietary Software Applications
       *     Licensed Software Products

Sales and marketing activities are carried out by the general manager and the national sales manager. Joint marketing relationships with hardware and software manufacturers have allowed ACT to keep current on hardware, databases, programming and application technologies, while participating in selected sales opportunities referred to ACT from its partners.

ACT competes with the direct sales forces of the various data collection hardware manufacturers and their Value-Added Reseller partners. Other competitors are the developers of warehouse automation and manufacturing shop floor data collection software products. ACT also competes with custom software development houses which range in size from 1 to 500 employees and $.5 to $500 million in sales.

ATLANTIC SYSTEMS, INC. -
------------------------

ASI is a value added reseller of PC based computer systems. ASI's major market is the independent retailer of liquor, wine and beer. With its proprietary liquor store management software package running under Microsoft's Windows 95 platform, ASI installs computer hardware and software to manage the business of the liquor retailer.

ASI, from its base in Spring Lake, New Jersey, provides software development,
sales, installation, training and customer support services.   ASI also
maintains a sales and service office in Columbus, Georgia.

The major source of ASI's new customer leads come from word of mouth from its current base of over 400 retailers. ASI also uses direct mailings and participates in several liquor retailer trade shows.

TECH-TOOLS, INC. -
------------------

Tech-Tools, Inc., ("TT"), is a software sales company. TT offers specialized database code generators, spreadsheet compilers and installer software to develop business software applications running under Microsoft's Windows 95, Windows and DOS platforms.

COMPUTER GROUP:
---------------

The computer group is made up of the following subsidiary companies:

       *     Universal Commodities Corp. ("UCC").
       *     Pizarro Re-Marketing, Inc. ("Pizarro")
       *     Norcom Resources, Inc. ("Norcom"); and
       *     Elite Computer Services, Inc. ("Elite").

UNIVERSAL COMMODITIES CORP. -
-----------------------------

UCC, based in Burlington, New Jersey, is a buyer, seller and renter of new, off-line and off-lease computer systems ranging from mainframes to PC's and related peripheral equipment and devices. UCC is also a parts supplier, and purchases electronic components and other scrap for de-manufacturing and reclamation of precious materials, steel, aluminum and copper.

Effective as of January 1, 1997, UCC acquired 80% interests in Pizarro and
Norcom.

PIZARRO RE-MARKETING, INC. -
----------------------------

Based in Dallas, Texas, Pizarro provides re-marketing services in the disk and tape industry. The Company is also a retailer and wholesaler in both the domestic and international markets of RAMAC product and IBM tape product.

NORCOM RESOURCES, INC -
-----------------------

Norcom, based in Eagan, Minnesota, specializes in servicing the IBM mainframe after-market with hardware, engineering services on an integrated basis, parts and technical support.

Norcom is an integrated organization providing Brokerage Services, Engineering Services, Parts, and Technical Support.

ELITE COMPUTER SERVICES, INC. -
-------------------------------

Elite is a seller of used IBM main frame parts and other components. It acquires used parts by purchasing used IBM mainframes, monitors, keyboards and printers, which it then strips down.

Sales are conducted primarily through telemarketing services, word of mouth and computer bulletin boards. Elite, based in Randolph, New Jersey, provides 24-hour parts on demand service.

MANUFACTURING GROUP:
--------------------

The manufacturing group consists of:

       *     Burling Instruments, Inc. ("Burling")
       *     CRA-TEK Corp. ("CRA-TEK")
       *     US Electrical Products Corp., T/A Gavan-Graham Electric Products
             ("G-G")
       *     Hopper Manufacturing Co., Inc. ("Hopper"); and
       *     MVAK Technologies, Inc. ("MVAK").

BURLING INSTRUMENTS, INC. -
---------------------------

Burling, based in Chatham, New Jersey, is a manufacturer of Industrial Temperature Controls. The typical uses of the product are as Temperature Controls or Safety Limit Switches. Burling's customer base is broad based over a variety of Original Equipment Manufacturers (OEM) and those in need of replacement units. The scope of OEM companies include the manufacture of tempering ovens for eyeglass stores to large Steam Turbines for the power industry. Burling has been in business since 1935.

Burling has three basic product lines:

       *     Differential Expansion
       *     Solid State; and
       *     Thermostats.

Burling's marketing activities are co-ordinated by a Vice President of Marketing and their products are sold by direct telemarketing sales, through manufacturers reps and by print advertisements in trade registers, publications and journals. Burling has a number of competitors for each of its three basic product lines. These range from large, public companies to small specialty shops.

CRA-TEK Corp. -
---------------

CRA-TEK, based in Sacramento, California, is a specialized manufacturer of custom digital and analog industrial electric controls and components. CRA-TEK operates through two divisions:

       * CRA-TEK Industrial Controls provides turn-key, rebuilt and retrofit systems to manufacturing, water, and waste water treatment facilities. It also provides 24-hour on-call service. It is an authorized factory parts distributor, and custom manufactures design motor control systems for the industrial manufacturing and utility industries.

       * CRA-TEK Industrial Electric manufactures and supplies custom digital and analog electrical products to the water and waste water industry, government, state and local authorities and private and industrial commercial enterprises. This division works with the control division to upgrade and retrofit existing industrial facilities.

CRA-TEK markets its systems through warranty service representatives and referrals. Electrical contracts are obtained through a bidding process, referrals and satisfied repeat customers. There are a number of electrical contractors in Northern California; however CRA-TEK offers custom electrical applications, system integration, a 24-hour on-site service team, U. L. Panel Building Abilities, distribution and warranty services at one location.

GAVEN-GRAHAM ELECTRIC PRODUCTS -
--------------------------------

G-G is a custom manufacturer of electrical products, specializing in digital and analog panelboards, switchboards, motor controls, and general control panels. G-G also provides custom manufacturing processes such as shearing, punching, forming, welding, grinding, painting and assembly of various component structures.

G-G is a 53 year old company located in Elizabeth, New Jersey. G-G contracts with State and local authorities, primarily the New York Transit Authority, the NJ Mass Transit Authority, the NY and NJ Departments of Transportation and the NJ Turnpike Authority. It also performs work for "Fortune 500" companies and other much smaller clients.

G-G, having been in business for over 50 years, has an established customer base which has regularly provided repeat business. Products and services are also marketed through manufacturers' reps.

Hopper Manufacturing Co., Inc. -
--------------------------------

Hopper, based in Sacramento California, was acquired by our Company on March 25, 1997, effective as of January 1, 1997. Hopper re-manufactures and distributes automotive parts, primarily alternators, starters, water pumps, distributors and smog pumps, to an established client base primarily in the Pacific states, but also to customers throughout the United States.

Sales and marketing activities are co-ordinated by a sales manager. Product is sold directly, through manufacturers' reps and by word of mouth referrals. Hopper competes directly in its primary pacific states markets with national and small automotive parts suppliers.

MVAK TECHNOLOGIES, INC. -
-------------------------

MVAK, acquired as of February 1, 1997, re-manufactures and services high-end vacuum pumps used in the semiconductor, medical and electronics manufacturing industries. With facilities in Billerica, Massachusetts, East Hanover, New Jersey and Orlando, Florida, MVAK is geared towards satisfying the stringent demands of the vacuum industry.

MVAK's sales and marketing activities are co-ordinated by a sales manger. Product and services are marketed by MVAK's own field sales representatives, through direct telemarketing services, print advertisements in trade registers and journals, by referral and through manufacturers' reps.

EMPLOYEES

At December 31, 1996, our Company employed approximately 495 employees. As of March 27, 1997 our Company employed approximately 595 employees.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

To ACTC's best knowledge, compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon its operations.

ITEM 2.  PROPERTIES

At December 31, 1996, our Company leased all of its operating facilities and retail outlets totaling approximately 123,000 square feet. These leases expire at various dates through 2002.

Subsequent to December 31, 1996, with the acquisitions of Hopper, Pizarro, Norcom and MVAK, our Company now leases approximately 187,000 square feet.
In addition, in March, 1997, Burling purchased its office and manufacturing facilities comprising approximately 11,000 square feet, of which 7,500 square feet is for manufacturing and 3,500 square feet is for office space. The purchase price of $621,000.00 plus closing costs of $24,891.76 for a total consideration of $645,891.76 was satisfied by issuing 36,422 common shares at the then current market price of $4.2625 to satisfy the down payment of $155,250, and through a mortgage of $532,500.00. At closing, Burling received net proceeds from this transaction of $41,858.24.

ITEM 3.  LEGAL PROCEEDINGS

Some of our subsidiary companies are parties to various legal actions as either plaintiff or defendant. In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position or overall trends in results of our Company. The estimate of the potential impact on our Company's financial position or overall results of operations for these proceedings could change in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 1996, no matters were submitted to a vote of our Company's security holders, through the solicitation of proxies.

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

Our Company's common shares are traded on the NASDAQ under the symbol "ACTC".

The following table sets forth the range of high and low bid quotations for our Company's common shares for each quarter for the last two fiscal years, as reported by the OTC Bulletin Board and NASDAQ. Our Company's market makers are:

Barron Chase Securities, Inc.             Dominick & Dominick, Inc.
Gruntel & Co. Incorporated                Herzog, Heine, Geduld, Inc.
Interfirst Capital Corp.                  J. Alexander Securities, Inc.
M. H. Meyerson & Co.                      H. J. Meyers & Co., Inc.
Nash Weiss/Div of Shatkin Inv.            Wm. V. Frankel & Co., Inc.
Waldron & Co., Inc.

The quotations represent the inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

          Quarter Ended            High Bid          Low Bid
            12/31/94                2 3/4             2 1/2
            03/31/95                5 1/3             5
            06/30/95                5 1/3             5
            09/30/95                9                 8 1/8
            12/31/95                7 7/8             3 1/4
            03/31/96                5                 4 5/8
            06/30/96                7 7/8             7 1/8
            09/30/96                5 1/4             5
            12/31/96                5 1/2             5

Our Company's common shares commenced trading on the over-the-counter market on December 5, 1994. Prior to that time, there was no market for the securities of our Company. Our Company's common shares commenced trading on the NASDAQ in August, 1995.

Current Acquisitions:

Our Company has acquired companies through the issuance of common shares of our Company at the then current market value. For accounting purposes we discount the book value of companies acquired by 50% to 75% due to the limited market of the common shares and the restrictions attached thereto. These common shares have registration rights and subsequent sale upon registration could have a negative impact on the market price of our Company's common shares.

Holders:

As of December 31, 1996, the approximate number of holders of record of our Company's $0.001 par value common shares was 973. As of March 26, 1997, there were 975 holders of record.

Dividends:

Holder's of our Company's common shares are entitled to receive such dividends as may be declared by its Board of Directors. Other than the distribution of warrants pursuant to the "Joint Actions by Unanimous Consent of the Board of Directors and Shareholders" dated March 25, 1994, since inception no dividend's on the Company's common shares have ever been paid, and our Company does not anticipate that dividends will be paid on our common shares in the foreseeable future. Holders of our redeemable preferred shares are entitled to receive an 8% annual cumulative dividend.

Recent Sales of Unregistered Securities:

The following table lists all unregistered securities sold by our Company in the last three years:

                                                                                             Number of
                                                                          -----------------------------------------------
                                                                                                               Warrants
                                                                                                              Convertible
                                                                                                                 into
                                                           Date of           Common            Preferred        Common
    Name                                     Note           Issue            Shares              Shares         Shares
    ----                                     ----           -----            ------              ------         ------
Equity Tech, LLC                               1           Aug-95            20,000
Garrett A. Sullivan                            2           Aug-95                                               100,000

Scott Axon                                     3           Sep-96             7,500
Larry Axon                                     3           Sep-96             7,500

Katherine DiGiaccomo                           4           Jan-96            20,000
Jack Hammell                                   4           Jan-96            20,000
John Kunish                                    4           Jan-96            20,000
Kay Langsford                                  4           Jan-96             5,000
John Martin                                    4           Jan-96             5,000
John McCarthy                                  4           Jan-96            20,000
Garrett Sullivan                               4           Jan-96            20,000
Richard Sullivan                               4           Jan-96            50,000
Phil Tranbarger                                4           Jan-96             5,000
Andrew Werdeman                                4           Jan-96             2,000

Kemmerer Trust                                 5           Mar-96                               9,000

North American Corp Con                        6           Oct-96             5,000

Vincent A. & Kim N. LoCastro                   7           Oct-96                              48,000
Bruce Reale Revocable Trust dd 8/1/90          7           Oct-96                              48,000
   Bruce & Margaret Reale,
   Co-Trustees
Capital Alliance Corporation                   7           Oct-96                               4,000

Baraban Securities                             8           Nov-96             2,919
Reovest                                        9           Nov-96               510

Mario Bucca                                   10           Dec-96            41,213
Emerson Crooks                                10           Dec-96            41,213
Blas H. Morilla                               10           Dec-96            41,213
Oscar A. Morilla                              10           Dec-96            41,213
Louis R. Notte                                10           Dec-96            41,213
Anthony R. Palumbo                            10           Dec-96            41,213

J. Alexander Securities                       11           Jan-97             2,000

Edelson Technology Partners                   12           Feb-97           139,073
Frank Giacona                                 12           Feb-97            45,445
Alan Kaplan                                   12           Feb-97            90,986
Ronald M. Kaplan                              12           Feb-97           113,792
Maple Business Consultants                    12           Feb-97            30,545

H. Sherman Burling, Jr.                       13           Mar-97            36,422
Karen Clement                                 14           Mar-97             1,000
Marc Sherman                                  15           Mar-97            97,822

Stanley O. Hopper                             16           Mar-97           178,162
Stephen M. Hopper                             16           Mar-97               942
Ralph E. Davies                               16           Mar-97            14,328
The Winn Company                              16           Mar-97             3,140

Michael A. Erickson                           17           Mar-97           332,836
Joel L. Owens                                 17           Mar-97            39,028

Donna W. Pizarro                              18           Mar-97           231,521

Edward L. Cummings                            19           Mar-97             8,872
Barry S. Hanburger                            19           Mar-97             8,871
Marc Sherman                                  19           Mar-97             8,872

Kennedy Capital Management, Inc.              20           Mar-97           150,000
-----------------------------------------------------------------------------------------------------------------------
Totals                                                                    1,991,364           109,000           100,000
=======================================================================================================================

-------------------
<F1>   Shares issued in connection with the acquisition of DataBoss software for Tech-Tools, Inc.
<F2>   Mr. Sullivan was issued 100,000 Class H warrants on August 8, 1995, exercisable for a period of 5 years commencing August 8, 1998.
<F3>   Scott and Larry Axom were the original owners of Axcom.  Pursuant to a royalty agreement, the Axom's were to receive a royalty of 2% of the revenue of ACTC's Software Development and Services Division for a
       period of 10 years. In May, 1995, the royalty agreement was terminated and the Axom's were each issued 15,000 common shares in consideration for the cancellation of the royalty agreement. The agreement provided that 7,500 shares each would be restricted and not be registered for a period of three years.
<F4>   These shares were issued, as a bonus, to officers and certain employees of our Company on January 11, 1996. The shares are restricted and may not be registered until January 11, 1999.
<F5>   These shares were issued in connection with our Company's acquisition of Burling Instruments, Inc.  See page 6.
<F6>   These shares were issued in consideration for services rendered.
<F7>   These shares were issued in connection with our Company's acquisition of ATHI.  See page 7.  Capital Alliance Corporation provided acquisitions services.
<F8>   These shares were issued in consideration for services rendered.
<F9>   These shares were issued in consideration for services rendered.
<F10>  These shares were issued in connection with our Company's acquisition of US Electrical Products Corp.  See page 8.
<F11>  These shares were issued in consideration for services rendered.
<F12>  These shares were issued in connection with our Company's acquisition of MVAK Technologies, Inc. See page 9. Maple Business Consultants was the broker for this transaction.
<F13>  These shares were issued in connection with Burling's purchase of it's manufacturing and office facility.  See page 21.
<F14>  These shares were issued as a bonus on March 3, 1997 and are restricted for a period of three years from the date of issue.
<F15>  These shares were issued to Mr. Sherman pursuant to an Amendment to the
       Agreement of Sale of UCC. In consideration for our Company's common shares, Mr. Sherman agreed to (i) cancel one of ACTC's obligations to him under the Agreement of Sale; (ii) cancel a note payable from UCC to Mr. Sherman, and (iii) pay down a bank line of credit that UCC had which Mr. Sherman had personally guaranteed.
<F16>  These shares were issued in connection with our Company's acquisition of Hopper Manufacturing Co., Inc.  See page 8.  Ralph E. Davies and
       The Winn Company were brokers for this transaction.
<F17>  These shares were issued in connection with our Company's acquisition of Norcom Resources, Inc.  See page 9.
<F18>  These shares were issued in connection with our Company's acquisition of Pizarro Re-Marketing, Inc.  See page 8.
<F19>  These shares were issued to employees of UCC for acquisition services in connection with the acquisitions of Norcom and Pizarro.
<F20>  These shares were issued in consideration for $600,000 of working capital.  See Note 11 to the consolidated financial statements.

These shares were issued without registration in reliance upon the exemption provided by Section 4(ii) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Our main objective is to maximize shareholder value over time. To do so, we have established the following objectives: (1) increasing revenue through internal growth and by acquisition, (2) maximizing profit, (3) maximizing our cash flow; and (4) adding economic value in the communities in which we operate. To achieve these objectives, we will continue to invest in, and acquire, high-return businesses that complement and add to our existing core business base. Our Company operates primarily in three business segments, as previously defined in Item 1 of this Report on Form 10-KSB.

RESULTS OF OPERATIONS:

Record Net Operating Revenue (NOR) of $19,883,400, a 751% increase over 1995, capped a year of unprecedented growth for our Company. NOR increases are attributable to the growth of our existing businesses and to the growth contributed by the five acquisitions our Company made during 1996. Three large acquisitions occurred during August and October, 1996, accounting for approximately 70% of our Company's 1996 NOR. In 1995 NOR increased by 624% over 1994 primarily as a result of two acquisitions which occurred in 1995.

During 1996, 70.1% of NOR was contributed by the retail group compared to 72.4% in 1995 and 100.0% 1994. The computer and manufacturing groups contributed 10.0% and 19.3% of NOR in 1996, compared to 27.6% and 0% of NOR in 1995 and 0% in 1994.

Cost of goods sold (COGS) increased by 787% from 1995 to 1996 and by 340% from 1994 to 1995. The growth in COGS from 1994 to 1996 is attributable to our Company's growth through acquisition. COGS as a percentage of sales was 52.9% in 1996, 50.8% in 1995 and 83.6% in 1994. The increase in COGS from 1995 to 1996 is attributable to our continued growth and to the change in our Company's business mix, with five acquisitions in 1996. In 1995, we completed two smaller acquisitions and these broadened our operating business base in the retail group and added products and services with improved operating margins.

Our gross profit percentage was 47.1% in 1996, 49.2% in 1995 and 16.4% in 1994. Our gross profit increased by 714% from 1995 to 1996 and by 2073% from 1994 to 1995.

From 1995 to 1996 and from 1994 to 1995, selling, general and administrative
expenses (SG&A) increased by 726% and 40.8%, respectively.   SG&A, as a
percentage of NOR, was 40.8%, 42.0% and 165.1% in 1996, 1995 and 1994,
respectively. SG&A includes amortization of goodwill of $295,108 and $38,068 in 1996 and 1995, respectively. There was no amortization of goodwill expense in 1994. Depreciation and amortization of equipment, leasehold improvements and purchased computer software included in SG&A amounted to $206,587, $27,613 and $7,718 in 1996, 1995 and 1994, respectively. The increases between 1994 and 1996 are again attributable to our Company's acquisitions during this period.

Operating income increased 645% from 1995 to 1996. From 1994 to 1995, we improved our results from a ($480,145) operating loss to a $168,574 operating profit. Operating income (loss) as a percentage of NOR was 6.3%, 7.2% and (148.8%) in 1996, 1995 and 1994, respectively.

Interest income increased by 68.1% from 1995 to 1996. There was no interest income in 1994. The increase in 1996 represents higher average interest rates on investments in 1996, coupled with the exchange of our Investment in Cadkey, Inc. for a 76.67% interest in a note receivable. This exchange resulted in a deminimus loss of $2,399.

Interest expense increased 1,222% from 1995 to 1996, and by 556% from 1994 to 1995. The increases are relatively modest in dollar terms. As a percentage of NOR, interest expense was 1.0%, 0.6% and 0.7% in 1996, 1995 and 1994, respectively.

Our Company's effective income tax rate increased to 31% in 1996 from 0% in 1995. In 1995 our Company benefitted from tax net operating loss carryforwards. In 1994 our Company had a net loss.

FINANCIAL CONDITION:

Our Company's financial condition continues to grow and strengthen. As of December 31, 1996 cash and cash equivalents totaled $809,711, up from $125,469 in 1995. Cash of $1,501,660 and $284,983 was used in operating activities in 1996 and 1994, respectively, compared to $127,440 of cash provided by operating activities in 1995. During 1996 we used cash to reduce accounts payable and invest in inventory and prepaid expenses. The net effect of these three activities was to use $2,956,524 of operating cash in 1996. One of our Company's objectives is to maximize our cash flow as we believe it offers evidence of financial strength. As our Company experiences substantial growth, our investment needs are more substantial than those of more mature companies with modest investment needs. So is our need to use cash in operating activities to finance growth in our operating assets and liabilities and to finance this growth through our sources of financing activities.

Inventory levels, particularly finished goods, increased significantly in 1996 over 1995. This increase was primarily attributable to our growth through acquisitions and to the resulting increased level of business. Accounts payable and accrued expenses also increased significantly from 1995 to 1996, again attributable to our growth and the resulting increased level of business. The increase in accounts and unbilled receivables from 1995 to 1996 reflects revenue growth from both existing and acquired businesses. No single customer accounts for more than 10% of our Company's accounts and unbilled receivables.

Investing activities provided $771,669 of cash in 1996 and used $100,793 and $102,599 of cash in 1995 and 1994, respectively. In 1996, investing activities consisted principally of payments received on notes receivable offset by payment for equipment and leasehold improvements, increases in other assets and the costs associated with our acquisitions. In 1995, investing activities consisted principally of costs associated with our acquisitions, increases in other assets, payment for equipment and leasehold improvements, offset by cash received from notes receivable. In 1994, investing activities primarily consisted of acquiring a note receivable and payments for equipment and leasehold improvements.

In 1996 our Company exchanged its 29% interest in Cadkey, Inc., for a 76.67% interest in a note receivable from a company that purchased a product line from Cadkey. We also received payment of $420,139 on a note receivable that we had from Cadkey, Inc. As a result, as of December 31, 1996, our Company no longer has any involvement with or interest in Cadkey, Inc.

Our Company obtained positive cash flows of $1,414,233, $96,171 and $386,962 from financing activities in 1996, 1995 and 1994, respectively. The major financing sources of cash in 1996 were from bank borrowing and the sale of our Company's common shares. The major financing applications of cash in 1996 were for payments on notes payable and capital lease obligations. The major financing source of cash in 1995 was from the sale of our Company's common shares. The major financing applications of cash in 1995 were for payments on long-term debt, notes payable, capital lease obligations and the redemption of preferred shares. The major financing sources of cash in 1994 were from the sale of our Company's preferred and common shares and from bank borrowing. There were no major financing applications of cash in 1994.

Other sources of liquidity include our Company's ability to obtain term loans and revolving lines of credit for its operating subsidiaries, the sale of warrants and the sale of common and preferred shares. We believe that we have the financial resources to meet our future business requirements, including sustaining our growth through acquisition.

OUTLOOK:

As a rapidly growing Company that currently generates all of its operating income from within the United States, we are uniquely positioned to benefit from continued growth from existing business segments, and growth through acquisitions both domestically and abroad. Our strategy has been, and continues to be, to invest in, and acquire, high return businesses that complement and add to our existing business base.

Management's statements contained in this "Management's Discussion and Analysis of Results of Operations and Financial Condition" are based on current expectations. These statements are forward looking in nature, and actual results may differ materially.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements of our Company at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 and the Report of Management and the Report of Independent Auditors thereon are incorporated by reference from the Registrant's 1996 and 1995 Consolidated Financial Statements on pages 36 through 63.

                                       SELECTED CONSOLIDATED FINANCIAL DATA

                                                       For the year ended December 31,
                                        1996            1995          1994            1993           1992
-----------------------------------------------------------------------------------------------------------
Current Assets                      $13,886,689     $1,408,866       $180,856        $96,997        $81,109
Land, Equipment And Leasehold
  Improvements                        2,915,056        138,489         36,270         15,314         34,738
Goodwill                             14,267,985        906,626              0              0              0
Purchased Computer Software             638,397        667,443        450,000              0              0
Other Assets                          1,499,966      1,010,061        692,560         10,449              0
                                    -----------------------------------------------------------------------
Total Assets                        $33,208,093     $4,131,485     $1,359,686       $122,760       $115,847
                                    -----------------------------------------------------------------------

Current Liabilities                 $12,214,536     $1,003,292       $222,596       $126,905        $77,850
Capital Lease Obligations               138,444         19,251          9,084              0              0
Long Term Debt                        1,247,158              0              0              0              0
Minority Interest                       456,139         57,002              0              0              0
Redeemable Preferred Stock           10,900,000              0              0              0              0
Preferred Shares                              0              0        200,000              0              0
Common Shares                             5,799          2,268          1,337          1,161          1,000
Additional Paid In Capital            7,928,198      3,358,072      1,414,429              0              0
Retained Earnings                       317,819       (308,400)      (487,760)        (5,306)        36,997
                                    -----------------------------------------------------------------------
Total Liabilities and
  Shareholders' Equity              $33,208,093     $4,131,485     $1,359,686       $122,760       $115,847
                                    -----------------------------------------------------------------------

Net Operating Revenue               $19,883,400     $2,335,999       $322,769       $410,346       $594,004
Cost Of Goods Sold                   10,523,594      1,186,213        269,868        246,043        354,935
                                    -----------------------------------------------------------------------
Gross Profit                          9,359,806      1,149,786         52,901        164,303        239,069
Operating Expenses                    8,104,754        981,212        533,046        165,040        243,243
                                    -----------------------------------------------------------------------
Operating Income (Loss)               1,255,052        168,574       (480,145)          (737)        (4,174)
Interest Income                         125,935         74,899              0              0              0
Interest Expense                       (200,291)       (15,150)        (2,309)        (7,625)       (18,897)
Minority Interest                      (132,331)       (48,963)             0              0              0
Provision for income tax               (362,146)             0              0              0          3,650
                                    -----------------------------------------------------------------------
Net Income (Loss)                       686,219        179,360       (482,454)        (8,362)       (19,421)
Preferred Dividends                     (60,000)             0              0              0              0
                                    -----------------------------------------------------------------------
Net income (loss) applicable to
  common shareholders                  $626,219       $179,360      ($482,454)       ($8,362)      ($19,421)
                                    =======================================================================
Net Income (Loss) Per Common Share        $0.19          $0.10         ($0.82)        ($0.02)       ($19.42)
                                    =======================================================================

Refer to pages 5 through 9 for a description of the business combinations that took place in the above years.

Refer to page 56 through 58 for a description of the segments of business that our Company operates in.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                               PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of all directors and executive officers of our Company and all persons nominated or chosen to become a director, indicating all positions and offices with our Company held by each such person and the period during which he or she has served as a director.

The principal executive officers and directors of our Company are as follows:

                       EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

                                                                                           POSITION
        NAME              AGE                         POSITION                            HELD SINCE
        ----              ---                         --------                            ----------
Richard J. Sullivan       57              Chairman of the Board of Directors,             May, 1993
<F1><F2>                                  Chief Executive Officer, and Secretary

Garrett A. Sullivan       62              Director, President and Chief Operating         March, 1995
<F1><F3>                                  Officer

Daniel E. Penni           49              Director                                        March, 1995
<F1><F2><F3>

Angela M. Sullivan        37              Director                                        April, 1996
<F1><F2>

Arthur F. Noterman        55              Director                                        February, 1997
<F1><F3>

David A. Loppert          42              Vice President, Treasurer and Chief             February, 1997
                                          Financial Officer

--------------
<F1> Member of the Executive Committee
<F2> Member of the Compensation Committee
<F3> Member of the Audit Committee

[FN]
-------------------
1. Mr. Lance McIntosh was a Director of our Company from May, 1993 to March, 1995. Mr McIntosh resigned for personal reasons.
2. Mr. Stephen Trocke acted as Chief Financial Officer from May, 1993 to May, 1994. Mr. Trocke left our Company for personal reasons.
3. Gary A. Gray was a Director from May, 1993 to December, 1995, and President, Chief Financial Officer and Secretary from May, 1993 to March, 1995. Mr. Grey is President of a subsidiary and of a division of our Company and resigned to more fully pursue his duties with that subsidiary and that division.
4. Angela M. Sullivan, Director, is married to Richard J. Sullivan, Chairman of the Board of Directors. There are no other family relationships between the officers and directors.
5.    Mr. Noterman was appointed to the Board of Directors to fill a vacancy.
6. All directors serve for a term of one year until the annual general meeting of the shareholders.

Following is a summary of the background and business experience and descriptions of the Directors and Executive Officers:

Richard J. Sullivan: Mr. Sullivan was elected to the Board of Directors, and named Chief Executive Officer, in May, 1993. He is Chairman of the Executive and Compensation committees. He was appointed Secretary in March, 1996. Mr. Sullivan is currently Chairman of Great Bay Technology, Inc., an affiliate of our Company. From August 1989 to December 1992, Mr. Sullivan was Chairman of the Board of Directors of Consolidated Convenience Systems, Inc., in Springfield, Missouri. He has been the Managing General Partner of The Bay Group, a successful merger and acquisition firm in New Hampshire since February, 1985. Mr. Sullivan was formerly Chairman and Chief Executive Officer of Manufacturing Resources, Inc., an MRP II software company in Boston, Massachusetts and was Chairman and CEO of Encode Technology, a "Computer-Aided Manufacturing" Company, in Nashua, New Hampshire from February, 1984 to August, 1986.

Garrett A. Sullivan: Mr. Sullivan was named President, Secretary and Acting Chief Financial Officer in March, 1995. He was elected to the Board of Directors in August, 1995. He was an Executive Vice President of Envirobusiness, Inc., an environmental consulting firm from 1993 to

1994. He was previously a partner in the Bay Group, a Merger and Acquisition firm in New Hampshire from 1988 to 1993. Mr. Sullivan was President of Granada Hospital Group, Burlington, Massachusetts, the world's largest television system supplier from 1981 to 1988. Mr. Sullivan received a Bachelor of Arts Degree from Boston University in 1960 and obtained an MBA from Harvard University in 1962.

Daniel E. Penni: Mr. Penni has served as a Director since March, 1995. He is currently an Insurance Branch Manager for Arthur J. Gallagher & Co. He has worked in many sales and administrative roles in the insurance business since 1969. He was President of the Boston Insurance Center, Inc., an Insurance Company until 1988. Mr. Penni was founder and President of BIC Equities, Inc., a broker/dealer registered with the NASD. Mr. Penni graduated with a Bachelor of Sciences degree in 1969 from the School of Management at Boston College.

Angela M. Sullivan: Ms. Sullivan was elected to the Board of Directors in April, 1996. From 1988 to present Ms. Sullivan has been a partner in the Bay Group, a private Merger and Acquisition firm, President of Great Bay Technology, Inc., an affiliate of our Company, and President of Spirit Saver, Inc. Ms. Sullivan received a Bachelor of Science degree in Business Administration in 1980 from Salem State College.

Arthur F. Noterman: Mr. Noterman, a Chartered Life Underwriter, was appointed, in February 1997, a Director of our Company to fill a vacancy and is Chairman of the Audit Committee. Since 1965, Mr. Noterman has represented various national insurance companies in assisting primarily high net worth individuals and smaller companies in determining appropriate insurance and investment strategies. An operator of his own insurance agency, Mr. Noterman is a registered NASD broker affiliated with a Chicago, IL. registered Broker/Dealer. Mr. Noterman attended Northeastern University from 1965 to 1975, and obtained the Chartered Life Underwriters Professional Degree in 1979 from The American College, Bryn Mawr, Pennsylvania. Mr. Noterman is a licensed Life and Health Insurance Broker, and holds NASD Series 6, 7 and 63 licenses.

David A. Loppert: Mr. Loppert joined our Company as Vice President, Treasurer and Chief Financial Officer in February, 1997. From 1996 to 1997 he was Chief Financial Officer of Bingo Brain, Inc., a manufacturer of a hand held electronic bingo card manager. From 1994 to 1996 he was Chief Financial Officer of C.T.A. America, Inc., and Ricochet International, L.L.C., affiliated companies in the retail footwear business. From 1991 to 1994 he was a business recovery consultant. From 1984 to 1991 he was Senior Vice President, Acquisitions and Due Diligence, of Associated Financial Corporation, a California real estate syndicator. Mr. Loppert started his financial career with Price Waterhouse in 1988, in Johannesburg, South Africa, before moving to their Los Angeles Office in 1980 where he rose to the position of Senior Manager. He holds Bachelor Degrees in both Accounting and Commerce, as well as a Higher Diploma in Accounting, all from the University of the Witwatersrand, Johannesburg, South Africa. Mr. Loppert, a United States Citizen, is designated a Chartered Accountant (South Africa) [CA(SA)], the US equivalent of a CPA.

Identification of Certain Significant Employees: Our Company has entered into employment agreements with key officers at each of its subsidiary companies. The agreements are for periods of two to five years, and some provide for bonus arrangements based on the earnings of the particular subsidiary.

Directorships: No director or nominee for director holds a directorship in any other company with a class of securities registered pursuant to Section
12 of the Securities Exchange Act of 1934 or subject to the requirements of
Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940. The term of office for each Director is one year.

During the last five years, no events required to be described in Item 401(d) of Regulation SB in respect of any of the persons named above has occurred.

ITEM 10. EXECUTIVE COMPENSATION

During fiscal 1996, and as of the date of filing this report, no compensation has been paid, nor have there been compensation arrangements or plans, other than what has been indicated below.

The following table sets forth certain summary information concerning the total remuneration paid or accrued by our Company, to or on behalf of the Company's Chief Executive Officer and to our Company's other executive officers determined as of the end of each of the last three years.

                                                     SUMMARY COMPENSATION TABLE

                                                                                                          Long Term Compensation
                                                    Annual Compensation                 Awards                  Payouts
                                              ---------------------------------  ----------------------   ----------------------
                                                                      Other      Restricted
 Name and Principal                                                    Annual      Stock      Options/     LTIP      All Other
   Position <F1>                   Year        Salary    Bonus     Compensation    Awards     SARs <F5>   Payouts   Compensation
   -------------                   ----        ------    -----     ------------    ------     ---------   -------   ------------
Richard J. Sullivan                1996          N/A         $0       $11,793      50,000     1,130,000     $0           $0
   Chairman, CEO and               1995          N/A         $0            $0           0             0     $0           $0
   Secretary                       1994          N/A         $0            $0           0             0     $0           $0

Garrett A. Sullivan <F2>           1996       $113,966  $25,000            $0      20,000       150,000     $0           $0
   Director, President             1995        $27,745       $0            $0           0             0     $0           $0
   and COO                         1994          N/A         $0            $0           0             0     $0           $0


Gary A. Gray <F3>                  1996          N/A         $0            $0           0             0     $0           $0
                                   1995        $56,457       $0            $0           0             0     $0           $0
                                   1994        $51,346       $0            $0           0             0     $0           $0

David A. Loppert <F4>              1996          N/A         $0            $0           0             0     $0           $0
   Vice President, Treasurer       1995          N/A         $0            $0           0             0     $0           $0
   and Chief Financial Officer     1994          N/A         $0            $0           0             0     $0           $0

-------------------
<F1>   No executive officer serves pursuant to an employment contract
<F2>   Mr. Sullivan was Secretary until March, 1996 and Acting Chief
       Financial Officer until February, 1997
<F3>   Mr. Gray was President, Secretary and Chief Financial Officer from
       May, 1993 to March, 1995.
<F4>   Mr. Loppert joined our Company in February, 1997
<F5>   Indicates number of securities underlying options

Stock Options

The following table contains information concerning our Company's grant of Stock Options under our Company's 1996 Stock Option Plan and another plan to the Named Officer's during our Company's last fiscal year.

                                                 Option Grants in Last Fiscal Year
                                                 ---------------------------------
                                                                Individual Grants
                                       ---------------------------------------------------------------
                                        Number of          % of Total
                                       Securities           Options                                           Grant Date
                                       Underlying          Granted to        Exercise                          Present
                                        Options            Employees           Price        Expiration        Value <F3>
               Name                     Granted             in 1996            ($/Sh)          Date              ($)
               ----                     -------             -------            ------          ----              ---
       Richard J. Sullivan <F1>         500,000              22.9%            $4.25          08/04/02          $645,000
       Richard J. Sullivan <F2>         630,000              28.9%            $4.46          10/11/01          $812,700

       Garrett A. Sullivan <F1>         150,000               6.9%            $4.25          08/04/02          $193,500

-------------------
<F1>    Options granted under the 1996 Stock Option Plan were granted at an exercise price equal to 85% of the fair market value of our Company's common shares on the grant date. These options are exercisable over a five year period beginning with the first anniversary of the grant date. The grant date of the options was August 5, 1996.

<F2>    Options granted under a special plan set  up in June, 1996, at an exercise price equal to the fair market value of our Company's common shares on the date of the grant. These options are exercisable immediately over a five year period. The grant date of the options was October 11, 1996.

<F3>    Based on the grant date present value of $1.29 per option share which was derived using the Black-Scholes option pricing model in accordance with rules and regulations of the Securities Exchange Commission and is not intended to forecast future appreciation of our Company's common share price. The Black-Scholes model was used with the following assumptions: dividend yield of 0%; expected volatility of 68.9; risk-free interest rate of 8.5%; and expected lives of 5 years.

Compensation Pursuant to Plans:

Other than disclosed above, our Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals and group described above in this Item.

Compensation of Directors:

Directors of our Company who are not employees of the Company may receive a fee of $250 per meeting for their attendance at meetings of our Company's Board of Directors, and are entitled to reimbursement for reasonable travel expenses.

Termination of Employment and Change of Control Arrangement:

Except as provided for in our Company's 1996 Non-Qualified Stock Option Plan, and the 1996 Option Plan for options granted to Richard J. Sullivan, our Company has no compensatory plans or arrangements, including payment to be received from the Company, with respect to any individual named above for the latest or next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with our Company, or from a change in control of our Company or a change in the individual's responsibilities following a change in control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There were 5,798,701 common shares, $0.001 par value, outstanding at December 31, 1996, and there are 7,358,692 common shares, $0.001 par value, outstanding at March 27, 1997 and 109,000 redeemable preferred shares, $100.00 par value, outstanding at December 31, 1996 and March 27, 1997. The following table tabulates holdings of shares of our Company by each person who, subject to the above, at the date of this Report on Form 10-KSB, holds of record, or is known by management to own beneficially more than 5.00% of the common shares and, in addition, by all directors and executive officers of our Company individually and as a group.

                                                                                                  Warrants
                                             Number of           Percent of      Shares Under    Convertible
                                              Common            Outstanding      Exercisable     into Common
Name                                          Shares              Shares           Option          Shares
----                                          ------              ------           ------          ------
The Bay Group <F1>                             22,222              0.30%                -          600,000
Cede & Company <F2>                           776,726             10.56%                -                -
Great Bay Technology, Inc. <F1>               405,127              5.51%                -          250,000
Rudolph Kunzli                                656,570              8.92%                -                -
Vincent A. & Kim N. LoCastro <F2>             776,726                 -                 -          480,000
David A. Loppert <F3>                               -                 -            50,000                -
Arthur F. Noterman <F3>                             -                 -            25,000                -
Daniel  E. Penni                               41,765              0.57%           25,000                -
The Bruce Reale Trust dated 8/1/90            776,726             10.56%                -          480,000
   Bruce & Margaret Reale, Co-Trustees
Marc Sherman                                  606,694              8.24%                -                -
Angela M. Sullivan <F1>                             -                 -            25,000                -
Garrett A. Sullivan                            20,000              0.27%          150,000          200,000
Richard J. Sullivan <F1>                       50,000              0.68%        1,130,000                -

All Directors and Officers as a
  group                                       539,114              7.33%        1,405,000          800,000

-------------------
<F1>   Richard J. Sullivan, Angela M. Sullivan and Stephanie Sullivan are the
       control persons of Great Bay Technology, Inc. The Bay Group is controlled by Richard J. Sullivan and Angela M. Sullivan.
<F2>   The Registrant believes that Cede and Company either purchased from or holds these common shares on behalf of Vincent A. & Kim N. LoCastro.
<F3>   Options granted on February 3, 1997 pursuant to the Option Plan.

The following tabulates holdings of warrants to be distributed and owned beneficially by all directors and officers of our Company individually and as a group.

                                              Class of          Number of           % of
Name                                        Warrants <F1>     Warrants <F1>         Class
----                                        -------------     -------------         -----
Richard J. Sullivan <F2>                       Class H          300,000             66.67%
                                               Class I          300,000             66.67%
                                               Class M          250,000            100.00%
Garrett A. Sullivan                            Class H          100,000             22.22%
                                               Class I          100,000             22.22%
Daniel E. Penni                                      -                -                 -
Angela M. Sullivan                                   -                -                 -
Arthur F. Noterman                                   -                -                 -
David A. Loppert                                     -                -                 -

All Directors and Officers as a                Class H          400,000             88.89%
group                                          Class I          400,000             88.89%
                                               Class M          250,000            100.00%

-------------------
<F1> Pursuant to Rule 13(d)(3) under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security interest consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.

<F2> Represents warrants owned by The Bay Group and Great Bay Technology,
     Inc. Richard J. Sullivan and Angela M. Sullivan are the control persons of The Bay Group. Richard J. Sullivan, Angela M. Sullivan and Stephanie Sullivan are the control person of Great Bay
     Technology, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

Changes in Control:

There are no arrangements, known to our Company, including any pledge by any person of securities of our Company, the operation of which may at a subsequent date result in a change of control of our Company.

Related Party Transactions:

For services rendered in connection with acquisitions which took place in 1996 and 1995, our Company paid The Bay Group, $457,152 and $126,500, respectively, for investment banking services. The Bay Group is controlled by Richard J. Sullivan and Angela M. Sullivan.

Consulting Agreements:

On October 16, 1996 our Company entered into a Consulting Agreement ("Agreement") with Joseph, Brian & Christopher Associates, a Pennsylvania partnership ("Consultant"). We engaged the Consultant to render acquisition advice to our Company and to ACT Communications, Inc., a wholly owned subsidiary of ACTC. The term of the Agreement is for a period of three years ending September 30, 1999 and the consulting fee is $20,000 per month. Thereafter, the Agreement may be extended by mutual agreement. The general partners of the Consultant are the selling shareholders of ATHI, a company we acquired effective as of September 1, 1996.

We also entered into a two-year consulting agreement for acquisition services with an individual for $2,000 per month commencing in December, 1996.

Earnout Agreements:

Pursuant to the Agreement of Plan and Merger (the "Plan") by and amongst our Company, ATHI and ATHI's selling shareholders (the "ATI Shareholders"), on or before April 30, 2002, ACTC will deliver to the ATI Shareholders an aggregate additional consideration ("Additional Consideration") equal to three (3) times the average annual EBDIT of ATHI, (as that term is defined below) for the five year periods commencing October 1, 1996 and ending September 30, 2001 (the "Payout Period"); provided however, that (i) if the average annual EBDIT is less than $2 million, the ATI Shareholders shall not be entitled to receive any additional consideration and (ii) the amount payable to the ATI Shareholders as Additional Consideration shall not exceed $15 million. EBDIT is defined, for purposes of the payout of the Additional Considerations, as the earnings of ATHI, before depreciation, interest and taxes, computed on the accrual basis of accounting in accordance with generally accepted accounting principles consistently applied, with certain provisions as provided for in the Plan.

Put Options:

We entered into put options with the selling shareholders of various companies we acquired in 1996.

ATHI:
-----

From and after January 1, 2001 until January 1, 2002, the ATI Selling Shareholders shall have the right to sell to ACTC up to Six Hundred Eighteen Thousand One Hundred Eighty (618,180) of ACTC's common shares (the "Option Shares"), and ACTC shall purchase such Option Shares upon the following terms:

    1. The purchase price for each Option Share sold by any holder pursuant to the Put Option shall be an amount equal to (x) 80% of the average annual EBDIT for the two (2) year period commencing on January 1, 2000 and ending on December 31, 2001 divided by (y) 618,180.

    2. The Put Option shall only be exercisable by the ATI Shareholders, Shares on the Effective Date ("Nominees") and the heirs of any ATI Shareholder (an "Heir"); in no event shall any Put Option be exercisable by any person or entity that is not an ATI Shareholder or an Heir; provided however that the Put Option may be exercised by a trust which has been, or may be, set up by an ATI Shareholder or Nominee for the benefit of an ATI Shareholder, Nominee or Heir.

ACTC has similar Put Options with the selling shareholders of Atlantic, Burling, CRA-TEK, Elite, Norcom, Pizarro, UCC and US Electrical Products Corp., all of whom retained a 20% interest in the respective subsidiary when ACTC acquired such subsidiary.

Employment Agreements

At the time ACTC acquired a particular company, we entered into Employment Agreements with key selling shareholder/officers. The agreements are for periods of one to three years, and some provide for bonus arrangements based on the earnings of the subsidiary.

ITEM 13: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K:

(a)   1.    Financial Statements and Schedules

            The consolidated financial statements listed in the accompanying index to consolidated financial statements as set forth under
            Item 7 of this report on Form 10-KSB are filed or incorporated by reference as part of this annual report.

            Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

      2.    Exhibits

            The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report

(b)   Reports on Form 8-K

      Our Company filed the following reports on Form 8-K during the fourth quarter of 1996:

      1. A report on Form 8-K was filed on October 24, 1996 in order to report the 100% purchase of Advanced Telecom Holdings, Inc. There were no financial statements filed with this Form 8-K; however an extension was requested and a Form 8-K/A was filed on December 17, 1996 to file the audited financial statements of this significant purchase.

      2. A report on Form 8-K was filed on October 25, 1996 in order to report the 80% purchase of CRA-TEK Corp. There were no financial statements filed with this Form 8-K; however an extension was requested and a Form 8-K/A was filed on December 30, 1996 to report that no financial statements were required to be filed.

      3. A report on Form 8-K was filed on October 27, 1996 in order to report the 80% purchase of Universal Commodities Corp. There were no financial statements filed with this Form 8-K; however an extension was requested and a Form 8-K/A was filed on January 15, 1997 to report that no financial statements were required to be filed.

(c)   Exhibit Listing

(1)       Not Applicable
(2)       Not Applicable
(3)       Articles of Incorporation, Amendments and Bylaws incorporated by reference to Form S-1 filed on June 3, 1994
(4)       Specimen certificate for Common Stock incorporated by reference to Amendment 2 to Form S-1 filed on August 14, 1994
(5)       Not Applicable
(6)       Not Applicable
(7)       Not Applicable
(8)       Not Applicable
(9)       Not Applicable
(10.1)    Reseller Agreement between the Company and Oracle Corporation incorporated by reference to Amendment 1 to Form S-1 filed on
          July 26, 1994.
(10.2)    Vendor Services Agreement between the Company and Computer
          Associates International incorporated by reference to Amendment 1 to Form S-1 filed on July 26, 1994.
(10.3)    Dealer License Agreement between the Company and American Business
          Systems incorporated by reference to Amendment 1 to Form S-1 filed on
          July 26, 1994
(10.4)    Reseller Software License Agreement between the Company and
          Applied Automation Techniques, Inc. incorporated by reference to
          Amendment 1 to Form S-1 filed on July 26, 1994
(10.5)    Contract Programmer Agreement between the Company and Telxon
          Corporation incorporated by reference to Amendment 1 to Form S-1 filed on July 26, 1994
(10.6)    Agreement between Company and warrantholders incorporated by reference to Amendment 3 to Form S-1 filed on September 16, 1994
(10.7)    Joint Marketing Agreement incorporated by reference to Form S-1 filed
          July 26, 1994
(10.8)    Agreement and Plan of Merger among the Company, ACT Communication, Inc.
          and Advanced Telecom Holdings, Inc. incorporated by reference to Form
          8-K, event date October 11, 1996
(10.9)    Agreement and Plan of Reorganization between the Company, Craig Nelson and Rigo Felix incorporated by reference to Form 8-K, event date
          September 23, 1996
(10.10)   Agreement between the Company, Universal Commodities Corp. and Marc
          Sherman incorporated by reference to Form 8-K, event date November 14,
          1996
(11)      Not Applicable
(12)      Not Applicable
(13)      Not Applicable
(14)      Not Applicable
(15)      Not Applicable
(16)      Not Applicable
(17)      Not Applicable
(18)      Not Applicable
(19)      Not Applicable
(20)      Not Applicable
(21)      Subsidiaries
(22)      Not Applicable
(23)      Not Applicable
(24)      Not Applicable
(25)      Not Applicable
(26)      Not Applicable
(27)      Financial Data Schedule

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in St. Louis County, State of Missouri, on March 27, 1997.

                                       APPLIED CELLULAR TECHNOLOGY, INC.


                                       BY         /s/ David A. Loppert
                                         -------------------------------------
                                                   David A. Loppert
                                         Vice President, Treasurer and
                                         Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1997.

               SIGNATURE                                      TITLE

         /s/ Richard J. Sullivan                Chairman of the Board of Directors,
----------------------------------------        Chief Executive Officer and Secretary

         /s/ Garrett A. Sullivan                Director, President and Chief Operating Officer
----------------------------------------

         /s/ Angela M. Sullivan                 Director
----------------------------------------

         /s/ Daniel E. Penni                    Director
----------------------------------------

         /s/ Arthur F. Noterman                 Director
---------------------------------------

         /s/ David A. Loppert                   Vice President, Treasurer;
---------------------------------------         Chief Financial Officer (Principal
                                                Financial and Accounting Officer)




               INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

[Item 14 (a)]                                                     Reference Page
                                                                  --------------
Report Of Management .......................................           36
Independent Auditors' Report................................           37
Consolidated Balance Sheets -
   December 31, 1996 and 1995...............................           38
Consolidated Statements Of Operations for
    the years ended December 31, 1996, 1995 and 1994........           39
Consolidated Statements Of Cash Flows for
    the years ended December 31, 1996, 1995 and 1994........           40
Consolidated Statements Of Shareholders' Equity for
    the years ended December 31, 1996, 1995 and 1994........           41
Notes To Consolidated Financial Statements
   December 31, 1996 and 1995...............................          42-63

                         REPORT OF MANAGEMENT

The management of Applied Cellular Technology, Inc. is responsible for the integrity and objectivity of the accompanying consolidated financial statements and related information. The statements have been prepared in conformity with generally accepted accounting principles, and include amounts that are based on our best judgments with due consideration given to materiality.

Management maintains a system of internal accounting controls. This system is designed to provide reasonable assurance, at reasonable cost, that assets are safeguarded and that transactions and events are recorded properly. While our Company is organized on the principles of decentralized management, appropriate control measures are also evidenced by well-defined organizational responsibilities, management selection, development and evaluation processes, communicative techniques, financial planning and reporting systems and formalized procedures.

It has always been the policy and practice of our Company to conduct our affairs ethically and in a socially responsible manner.

Rubin, Brown, Gornstein & Co. LLP., independent auditors, is engaged to audit our financial statements. RBG & Co. obtains and maintains an understanding of our internal controls and conducts such tests and other auditing procedures considered necessary in the circumstances to express their opinion in the report that follows.

The Audit Committee of the Board of Directors, composed of a majority of outside directors, may meet periodically with the independent auditors and management to review their work and confirm that they are properly discharging their responsibilities. In addition, the independent auditors are free to meet with the Audit Committee without the presence of management to discuss the results of their work and observations on the adequacy of internal financial controls, the quality of financial reporting and other relevant matters.


/s/ Richard J. Sullivan        /s/ Garrett A. Sullivan   /s/ David A. Loppert
----------------------------   -----------------------   ----------------------
Richard J. Sullivan            Garrett A. Sullivan       David A. Loppert
Chairman, Board of Directors   President and Chief       Vice President,
and Chief Executive Officer    Operating Officer         Treasurer and Chief
                                                         Financial Officer

March 7, 1997

                     INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Applied Cellular Technology, Inc.


We have audited the accompanying consolidated balance sheets of Applied Cellular Technology, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Cellular Technology, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31 1996, in conformity with generally accepted accounting principles.


/s/ Rubin, Brown, Gornstein & Co., LLP

Rubin, Brown, Gornstein & Co., LLP
St. Louis, Missouri
March 7, 1997

                              APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
                             ----------------------------------------------------
                                        CONSOLIDATED BALANCE SHEETS

                                                  ASSETS

                                                                                        DECEMBER 31,
                                                                               ------------------------------
                                                                                         1996           1995
                                                                               ------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                                      $    809,711    $   125,469
  Accounts receivable and unbilled receivables (net of allowance for
      doubtful accounts of $101,000 in 1996)                                        6,874,808        626,659
  Inventories                                                                       4,290,681        504,859
  Notes receivable                                                                  1,646,773        100,039
  Prepaid expenses                                                                    264,716         51,840
-------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                      13,886,689      1,408,866

LAND, EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                          2,915,056        138,489

INVESTMENT IN CADKEY, INC.                                                                 --        577,399

NOTES RECEIVABLE                                                                      575,000        292,627

GOODWILL                                                                           14,267,985        906,626

PURCHASED COMPUTER SOFTWARE                                                           638,397        667,443

OTHER ASSETS                                                                          924,966        140,035
-------------------------------------------------------------------------------------------------------------

                                                                                 $ 33,208,093    $ 4,131,485
=============================================================================================================

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                                                  $  3,920,057        310,094
  Current maturities of long-term debt                                                333,833             --
  Current portion of capital lease obligations                                        159,227         23,360
  Accounts payable and accrued expenses                                             7,280,419        669,838
  Due to investment company                                                           521,000             --
-------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                 12,214,536      1,003,292
-------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
  Long-term debt                                                                    1,247,158             --
  Capital lease obligations                                                           138,444         19,251
-------------------------------------------------------------------------------------------------------------
        TOTAL LONG-TERM LIABILITIES                                                 1,385,602         19,251
-------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                  13,600,138      1,022,543
-------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                     456,139         57,002
-------------------------------------------------------------------------------------------------------------

REDEEMABLE PREFERRED SHARES                                                        10,900,000             --
-------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Common shares:
      Authorized 20,000,000 and 10,000,000 shares in 1996 and
         1995, respectively, of $.001 par value; issued and outstanding
         5,798,701 and 2,267,749 shares in 1996 and 1995, respectively                  5,799          2,268
  Additional paid-in capital                                                        7,928,198      3,358,072
  Retained earnings (deficit)                                                         317,819       (308,400)
-------------------------------------------------------------------------------------------------------------
        TOTAL SHAREHOLDERS' EQUITY                                                  8,251,816      3,051,940
-------------------------------------------------------------------------------------------------------------

                                                                                 $ 33,208,093    $ 4,131,485
=============================================================================================================

------------------------------------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.                                      Page 2

                              APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
                             ----------------------------------------------------
                                    CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                           FOR THE YEARS
                                                                         ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                                     1996           1995           1994
                                                            --------------------------------------------

NET OPERATING REVENUE                                        $ 19,883,400    $ 2,335,999      $ 322,769

COSTS OF GOODS SOLD                                            10,523,594      1,186,213        269,868
--------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                    9,359,806      1,149,786         52,901

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    8,104,754        981,212        533,046
--------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                         1,255,052        168,574       (480,145)

INTEREST INCOME                                                   125,935         74,899             --

INTEREST EXPENSE                                                 (200,291)       (15,150)        (2,309)
--------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES AND MINORITY INTEREST                                   1,180,696        228,323       (482,454)

PROVISION FOR INCOME TAXES                                        362,146             --             --
--------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE MINORITY INTEREST                            818,550        228,323       (482,454)

MINORITY INTEREST                                                 132,331         48,963             --
--------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                 686,219        179,360       (482,454)

PREFERRED STOCK DIVIDENDS                                          60,000             --             --
--------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS          $    626,219    $   179,360      $(482,454)
========================================================================================================

NET INCOME (LOSS) PER COMMON SHARE                           $        .19    $       .10      $   (0.82)
========================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                     3,329,099      1,792,939        587,797
========================================================================================================

------------------------------------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.                                      Page 3

                              APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
                             ----------------------------------------------------
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 FOR THE YEARS
                                                                                               ENDED DECEMBER 31,
                                                                                   ------------------------------------------
                                                                                          1996           1995           1994
                                                                                   ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                $   626,219      $ 179,360     $ (482,454)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                                                 712,237        132,690         10,912
         Minority interest                                                             132,331         48,963             --
         Loss on sale of equipment                                                          --            519             --
         Registration costs - shares issued                                                 --             --        129,750
         Loss on disposal of investment in Cadkey, Inc.                                  2,399             --             --
         Imputed interest - notes payable - officers                                        --          6,614             --
         Net change in operating assets and liabilities                             (2,974,846)      (240,706)        56,809
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 (1,501,660)       127,440       (284,983)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in notes receivable - officers                                   607,678           (792)         2,832
  (Increase) decrease in note receivable - shareholder                                      --        108,437        (90,058)
  Payments received on note receivable - Cadkey, Inc.                                  563,953        240,632             --
  Payments for equipment and leasehold improvements                                   (109,483)       (40,199)       (14,923)
  Payments for costs of asset and business acquisitions
     (net of cash balances acquired)                                                   (81,147)      (302,563)            --
  Increase in other assets                                                            (209,332)      (106,308)          (450)
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    771,669       (100,793)      (102,599)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net amounts borrowed (paid) on notes payable - bank                                  891,399       (171,048)        37,175
  Proceeds from long-term debt                                                          20,875             --             --
  Payments on long-term debt                                                          (138,823)            --             --
  Payments on notes payable - officers                                                (228,598)       (86,849)            --
  Payments on capital lease obligations                                                (75,225)       (15,318)          (886)
  Proceeds from investment company                                                     521,000             --             --
  Issuance (redemption) of preferred shares                                                 --       (147,392)       200,000
  Issuance of common shares                                                            423,605        516,778        150,673
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            1,414,233         96,171        386,962
-----------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                        684,242        122,818           (620)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                          125,469          2,651          3,271
-----------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                            $   809,711      $ 125,469     $    2,651
=============================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Income taxes paid                                                                $     2,518      $      --     $       --
  Interest paid                                                                        161,924         15,150          2,309
-----------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.                                      Page 4

                              APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
                             ----------------------------------------------------

                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                    PREFERRED STOCK        COMMON STOCK    ADDITIONAL    RETAINED          TOTAL
                                                ---------------------  -------------------    PAID-IN    EARNINGS  SHAREHOLDERS'
                                                   NUMBER     AMOUNT      NUMBER   AMOUNT      CAPITAL   (DEFICIT)        EQUITY
                                                ---------------------------------------------------------------------------------
BALANCE - JANUARY 1, 1994                              --  $      --     487,802  $ 1,161  $        --  $  (5,306)   $    (4,145)
  Net loss                                             --         --          --       --           --   (482,454)      (482,454)
  Issuance of preferred shares                     20,000    200,000          --       --           --         --        200,000
  Reduction of par value of common shares              --         --          --     (673)         673         --             --
  Issuance of common shares                            --         --     212,378      212      279,538         --        279,750
  Issuance of common shares for acquisitions           --         --     636,570      637      795,076         --        795,713
---------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1994                        20,000    200,000   1,336,750    1,337    1,075,287   (487,760)       788,864
  Net income                                           --         --          --       --           --    179,360        179,360
  Redemption of preferred shares                  (20,000)  (200,000)     11,765       12       52,596         --       (147,392)
  Issuance of common shares                            --         --     259,999      260      523,392         --        523,652
  Issuance of common shares - note receivable          --         --     200,000      200      499,800         --        500,000
  Issuance of common shares for acquisitions           --         --     339,235      339    1,086,801         --      1,087,140
  50% of principal payments received on
    note receivable - Cadkey, Inc.                     --         --          --       --      120,316         --        120,316
  Class "E" warrants redeemed                          --         --     120,000      120         (120)        --             --
---------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1995                            --         --   2,267,749    2,268    3,358,072   (308,400)     3,051,940
  Net income                                           --         --          --       --           --    626,219        626,219
  Issuance of common shares                            --         --     483,357      483      131,917         --        132,400
  Issuance of common shares for acquisitions           --         --   2,787,595    2,788    3,604,200         --      3,606,988
  Class "F" warrants redeemed                          --         --     260,000      260      649,740         --        650,000
  50% of principal payments received on
    note receivable - Cadkey, Inc.                     --         --          --       --       71,898         --         71,898
  Settlement of note receivable - Cadkey, Inc.         --         --          --       --      112,371         --        112,371
---------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1996                            --  $      --   5,798,701  $ 5,799  $ 7,928,198  $ 317,819    $ 8,251,816
=================================================================================================================================

------------------------------------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.                                      Page 5

          APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
         ----------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996 AND 1995

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Applied Cellular Technology, Inc. and subsidiaries (our Company or
     ACTC) is a diversified technology company operating in three market segments:

           * Retail distribution encompassing cellular, analog and digital telephone systems, computer software development and services;

           * Computer hardware services that help organizations reduce technology cost and risk by providing asset management, acquisition, disposition, leasing and brokerage; and

           * Manufacturing and distribution of high-quality analog and digital electrical and control components and equipment.

     Principles of Consolidation

     Our consolidated financial statements include the accounts of Applied Cellular Technology, Inc. and wholly owned and 80% owned subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation.

     As further discussed in Note 23, our Company acquired subsidiaries during 1996 all of which have been accounted for as a purchase.

     Basis of Preparation

     Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

     Use of Estimates

     In conformity with generally accepted accounting principles, the preparation of our financial statements requires our management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results.

     Cash And Cash Equivalents

     Our Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Allowance For Doubtful Accounts

     Our Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. The estimated losses are based on historical collection experience coupled with a review of the current status of the existing receivables.

     Unbilled Receivables

     Unbilled receivables consist of certain direct costs incurred in connection with projects not yet billed.

---------------------------------------------------------------------------
                                                                     Page 6

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


     Inventories

     Inventories consist of raw materials, supplies and finished goods. Inventory is valued at the lower of cost or market, determined by the first-in, first-out method. Our Company closely monitors and analyzes inventory for potential obsolescence and slow-moving items based upon the aging of the inventory listing and the inventory turns by product.

     Land, Equipment And Leasehold Improvements

     Land, equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed using straight-line and accelerated methods. Equipment and leasehold improvements are depreciated and amortized over periods ranging from three to forty years.

     Investment in Cadkey, Inc.

     Our Company had a 29% interest in Cadkey, Inc. which was accounted for using the cost method because we did not exercise significant influence over Cadkey, Inc.

     Organization Costs

     Organization costs are capitalized and amortized over five years.

     Goodwill And Other Intangible Assets

     Goodwill and other intangible assets are stated on the cost basis and are amortized, principally on a straight-line basis, over the estimated future periods to be benefitted (not exceeding 20 years). Goodwill and other intangible assets are periodically reviewed for impairment based on an assessment of future operations to ensure that they are appropriately valued.

     Purchased Computer Software

     Purchased computer software is stated at cost less accumulated
     amortization.   The purchased computer software is at the stage of
     technological feasibility which is considered to have occurred when a product design and working model of the software product has been completed and the completeness of the working model and its consistency with the product design has been confirmed by testing. Amortization is computed over the greater of current revenues divided by the total of expected revenues or straight-line over the number of years of expected revenue. The straight-line life is determined to be 5 years.

     Proprietary Software In Development

     In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," our Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detail program design to product specifications and has been reviewed for high-risk development issues, or to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization of computer software costs is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The straight-line life is determined to be 5 years.

---------------------------------------------------------------------------
                                                                     Page 7

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


     Revenue Recognition

     For programming, consulting and software licensing services, we recognize revenue based on the percent complete for fixed fee contracts, with the percent complete being calculated as either the number of direct labor hours in the project to date divided by the estimated total direct labor hours or based upon the completion of specific task orders. It is our Company's policy to record contract losses in their entirety in the period in which such losses are foreseeable. For non fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job times the standard billing rate and adjusted to realizable value if
     necessary.   For product sales, we recognize revenue upon shipment.
     There are no significant post contract support obligations at the time of revenue recognition. Our Company's accounting policy regarding vendor and post-contract support obligations is according to the customers' contract, billable upon the occurrence of the post-sale support.

     We do not experience many product returns, and therefore, Company management is of the opinion that no allowance for sales returns is necessary. Our Company has no obligation for warranties on hardware sales, because the warranty is given by the manufacturer. We do not offer a warranty policy for our services to customers.

     Advertising Costs

     We generally expense production costs of print advertisements as of the first date the advertisements take place. Advertising expense included in selling, general and administrative expenses were $497,494 in 1996, $97,733 in 1995 and $2,782 in 1994.

     Income Taxes

     Our Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income
     Taxes," which requires the asset and liability approach for the financial accounting and reporting for income taxes. Our Company and its subsidiaries file a consolidated federal income tax return. Income taxes are paid by the parent company and are allocated to each subsidiary through intercompany charges.

     Earnings Per Common And Common Share Equivalent

     Earnings per common and common share equivalent are computed by dividing net income by the weighted-average number of common and dilutive common equivalent shares outstanding. Common equivalent shares consist of common stock issuable upon exercise of stock options and warrants using the treasury stock method.

     New Accounting Standards

     We adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), in 1996. Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. We have elected to continue using the intrinsic value method to account for our stock-based compensation plan. SFAS 123 requires companies electing to continue to use the intrinsic value method to make certain pro-forma disclosures (see Note 17).

---------------------------------------------------------------------------
                                                                     Page 8

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


2.   NOTES RECEIVABLE

                                                                                             1996            1995
                                                                                    ------------------------------
     Due from officers of a subsidiary, secured by 100,000
     shares of ACTC preferred stock, bears interest at 8%,
     any outstanding principal balance is due April 1997.                             $ 1,633,776       $      --

     Due from officer of subsidiary, unsecured, bears
     interest at the prime lending rate, due on demand.                                    12,997          12,982

     Due from Cadkey, Inc., unsecured, bears interest at
     10.5%, principal and interest payments of $20,483
     due monthly, final payment originally due October 1,
     1999.                                                                                     --         379,684

     In November 1996 our Company exchanged its 29%
     investment in Cadkey, Inc. for a 76.67% interest in
     a $750,000 promissory note. Our share of this note
     is $575,000. We act as collection agent and receive
     all payments due under the note and distribute the
     23.33% of payments we receive to the participant in
     this note. The note bears interest at 8% and provides
     for monthly payments of principal and interest in an
     amount equal to 10% of the maker's net cash revenue
     for each proceeding month. The note is secured
     by all of the maker's assets and the outstanding
     balance of principal and accrued interest is due in
     October, 2001.                                                                       575,000              --
     -------------------------------------------------------------------------------------------------------------
                                                                                        2,221,773         392,666
     Current portion                                                                    1,646,773         100,039
     -------------------------------------------------------------------------------------------------------------

     Long-term portion                                                                $   575,000       $ 292,627
     =============================================================================================================

     Subsequent to December 31, 1996, our Company received $810,000 as payment on the officer notes receivable.

     The Note Receivable due from Cadkey, Inc. had a balance of $307,768 in November 1996, at which time we received $420,139 as payment on the note. The excess of $112,371 was added to additional paid in capital, because the carrying value of the original note receivable had been reduced by 50% through additional paid in capital, as a result of the discounting of our shares exchanged to acquire the note receivable.

---------------------------------------------------------------------------
                                                                     Page 9

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


3.   LAND, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                                                 1996           1995
                                                                        -----------------------------
        Furniture, fixtures and equipment                                 $ 2,791,638     $  180,630
        Vehicles                                                              726,709        113,210
        Leasehold improvements                                                627,922          1,087
        Computer equipment                                                    186,775         66,909
        Land                                                                  490,000             --
        ---------------------------------------------------------------------------------------------
                                                                            4,823,044        361,836
        Less:  Accumulated depreciation and amortization                   (1,907,988)      (223,347)
        ---------------------------------------------------------------------------------------------

                                                                          $ 2,915,056     $  138,489
        =============================================================================================

     Included above are vehicles and equipment acquired under capital lease obligations in the amount of $553,353 and $113,210 at December 31, 1996 and 1995, respectively. Related accumulated depreciation amounted to $242,197 and $42,777 at December 31, 1996 and 1995, respectively.

     Depreciation and amortization charged against income amounted to $206,587, $27,613 and $7,718 for years ended December 31, 1996,
     1995 and 1994, respectively.


4.   INVESTMENT IN CADKEY, INC.

     Investment in Cadkey, Inc. at December 31, 1995 consisted of:

        Original investment                                                              $   570,713
        Additional costs of acquisition                                                        6,686
        ---------------------------------------------------------------------------------------------
                                                                                         $   577,399
        =============================================================================================

     The original investment was calculated as follows:

        Shares issued (456,670 x $2.50)                                                  $ 1,141,425
        50% discount given to shares issued                                                 (570,712)
        ---------------------------------------------------------------------------------------------

                                                                                         $   570,713
        =============================================================================================

     Our Company acquired a 29% interest in Cadkey, Inc. in December 1994. We accounted for this investment using the cost method, because we did not exercise significant influence over Cadkey, Inc. In November 1996, we exchanged our $577,399 interest in Cadkey, Inc. for an interest in a $575,000 note receivable (see Note 2).


---------------------------------------------------------------------------
                                                                    Page 10

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


5.   GOODWILL

     Goodwill consists of the excess of cost over book value of companies purchased. Our Company applies the principles of Accounting Principles Board Opinion No. 16, "Business Combinations," and uses the purchase method of accounting for acquisitions of wholly owned and 80% owned subsidiaries.

                                                                                 1996           1995
                                                                        -----------------------------
        Gross value of common shares, warrants or
          preferred shares issued as consideration                       $ 31,922,802    $ 1,595,673
        Discount applied to the common shares and warrants                (16,695,684)      (797,836)
        ---------------------------------------------------------------------------------------------
        Net book value of shares issued                                    15,227,118        797,837
        Costs of acquisitions                                               1,198,190        173,682
        Net book value of companies acquired                               (1,824,147)       (26,825)
        Accumulated amortization                                             (333,176)       (38,068)
        ---------------------------------------------------------------------------------------------

        Carrying value                                                   $ 14,267,985    $   906,626
        =============================================================================================

     Amortization expense amounted to $295,108 and $38,068 for the years ended December 31, 1996 and 1995, respectively. There was no amortization expense in 1994.

     The costs of acquisitions include all cash payments according to the acquisition agreements plus costs for investment banking services, legal services and accounting services, that were essential costs of acquiring these assets.


6.   PURCHASED COMPUTER SOFTWARE

                                                                                 1996           1995
                                                                        -----------------------------
        Gross value of common shares and warrants
          issued as consideration                                         $ 1,393,388    $ 1,209,171
        Discount applied to the common shares and warrants                   (786,694)      (694,586)
        ---------------------------------------------------------------------------------------------
        Net value of shares issued                                            606,694        514,585
        Costs of acquisitions                                                 267,410        217,500
        Accumulated amortization                                             (235,707)       (64,642)
        ---------------------------------------------------------------------------------------------

        Carrying value                                                    $   638,397    $   667,443
        =============================================================================================

     Amortization expense amounted to $171,065 and $64,642 for the years ended December 31, 1996 and 1995, respectively. There was no amortization expense in 1994.

     The costs of acquisitions include all cash payments according to the acquisition agreements plus costs for investment banking services, legal services and accounting services, that were essential costs of acquiring these assets.


---------------------------------------------------------------------------
                                                                    Page 11

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


7.   OTHER ASSETS

                                                                                 1996           1995
                                                                         ----------------------------

        Proprietary software                                                $ 290,902      $ 107,958
        Existing goodwill of acquired subsidiaries                            259,800             --
        Organizational costs and other assets                                 181,872         31,632
        ---------------------------------------------------------------------------------------------
                                                                              732,574        146,079
        Less:  Accumulated amortization                                      (127,698)        (6,044)
        ---------------------------------------------------------------------------------------------
                                                                              604,876        133,546
        Deposits                                                              119,628          6,489
        Cash surrender value of officer's life
          insurance policies                                                  117,862             --
        Deferred tax asset                                                     82,600             --
        ---------------------------------------------------------------------------------------------
                                                                            $ 924,966      $ 140,035
        =============================================================================================

     Amortization of other assets charged against income amounted to $39,477, $2,367 and $3,194 for years ended December 31, 1996, 1995 and 1994, respectively.


8.   NOTES PAYABLE

                                                                                 1996           1995
                                                                         ----------------------------

        Revolving credit lines - banks, secured by
        subsidiaries' equipment, accounts receivable,
        inventory and by personal guarantees of
        officers/shareholders of certain subsidiaries.
        Interest is payable monthly at rates of prime
        plus 1.25% and prime plus 1.5%. The credit
        lines are due through August 1997.  Certain
        borrowings are limited to the lesser of $5,000,000
        or 80% of qualified accounts receivable.                          $ 3,785,000      $      --

        Notes payable - bank and individual,
        unsecured, bearing interest at rates of 8% and
        prime plus 1.5%, due on demand.                                        83,560             --

        Notes payable - officers, unsecured,
        non-interest bearing, due on demand.                                   51,497        280,095

        Credit line - bank, secured by a subsidiary's
        accounts receivable and inventory, bearing
        interest at prime rate plus 2%. The line of
        credit was paid and terminated in February 1996.                           --         29,999
        ---------------------------------------------------------------------------------------------

                                                                          $ 3,920,057      $ 310,094
        =============================================================================================

---------------------------------------------------------------------------
                                                                    Page 12

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


9.   LONG-TERM DEBT

     Long-term debt at December 31, 1996 consists of:

                                                                                 1996
                                                                         -------------

        Notes payable - banks, secured by
        subsidiaries' equipment, accounts receivable,
        inventory and by personal guarantees of
        officers/shareholders of a subsidiary.
        Payable in monthly installments totaling
        $28,640 plus interest at rates of 9.85%, prime
        plus 2% and prime plus 2.75%, due through
        March 2001.                                                       $ 1,512,162

        Notes payable to finance companies, secured by
        a subsidiary's vehicles and equipment, payable
        in monthly principal installments ranging from
        $330 to $523, interest rates ranging from 9%
        to 9.75%, due through January 2001.                                    68,829
        ------------------------------------------------------------------------------
                                                                            1,580,991
        Less:  Current maturities                                             333,833

                                                                          $ 1,247,158
        ==============================================================================

     The scheduled maturities of long-term debt at December 31, 1996 are as follows:

                YEAR                                  AMOUNT
                ----------------------------------------------

                1997                               $   333,833
                1998                                   325,250
                1999                                   326,053
                2000                                   527,768
                2001                                    68,087
                ----------------------------------------------

                                                   $ 1,580,991
                ==============================================

     Interest expense on the long and short-term notes payable
     (including Note 8) amounted to $193,579, $9,350 and $2,309 for the years ended December 31, 1996, 1995 and 1994, respectively.

     The weighted average dollar amount of all borrowings (including notes payable in Note 8) for the year ended December 31, 1996 was approximately $1,618,000. The weighted average interest rate paid was 9.8% for the year ended December 31, 1996.

---------------------------------------------------------------------------
                                                                    Page 13

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


10.  CAPITAL LEASE OBLIGATIONS

     At December 31, 1996, future payments for capital lease obligations are as follows:

                YEAR                                          AMOUNT
                ------------------------------------------------------

                1997                                        $ 181,685
                1998                                           97,078
                1999                                           39,025
                2000                                           12,357
                2001                                            5,689
                ------------------------------------------------------
                Total minimum future lease payments           335,834
                Less:  Amount representing interest            38,163
                ------------------------------------------------------
                Capital Lease Obligation                      297,671
                Less:  Current maturities                     159,227
                ------------------------------------------------------

                Long-term Capital Lease Obligation          $ 138,444
                ======================================================

     Interest expense on the capital leases amounted to $6,712 and $5,800 in 1996 and in 1995, respectively. There was no interest expense on capital leases in 1994.


11.  DUE TO INVESTMENT COMPANY

     In December, 1996, our Company entered into an arrangement with an investment company to provide operating capital. In exchange for up to $600,000, we will issue 150,000 shares of restricted common stock at a value of $4.00 per share on or before April 30, 1997. We will also pay a dividend of 7% per year on the $600,000,
     commencing April 1, 1997.   As of December 31, 1996, we had
     received $521,000. We received the remaining balance in January and February 1997.


12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash And Cash Equivalents

     The carrying amount approximates fair value because of the short maturity of those instruments.

     Accounts Receivable and Unbilled Receivables

     The carrying amounts approximate fair value.

     Notes Receivable

     The carrying value of the notes approximate fair value because either the interest rate of the note approximates the current rate that we could receive on a similar note, or because of the short-term nature of the notes.

---------------------------------------------------------------------------
                                                                    Page 14

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

     Notes Payable

     The carrying amount approximates fair value because of the short-term nature of the notes.

     Long-term Debt

     The carrying amount approximates fair value because either the stated interest rates fluctuate with current market rates or the interest rates approximate the current rates we could receive on a similar note.

     Accounts Payable and Accrued Expenses

     The carrying amount approximates fair value.

     The estimated fair value amounts presented herein have been determined using available market information and appropriate valuation methodologies and are not necessarily indicative of the amount we could realize in a current market exchange.


13.  INCOME TAXES

     The provision for income taxes consists of:

                                                                              1996           1995           1994
                                                                       ------------------------------------------

     Current taxes at statutory rates                                    $ 477,046      $  80,000           $ --
     Current taxes covered by net operating loss                           (32,300)       (80,000)            --
     ------------------------------------------------------------------------------------------------------------
     Current income tax provision                                          444,746             --             --
     Deferred income taxes (credit)                                        (82,600)            --             --
     ------------------------------------------------------------------------------------------------------------

                                                                         $ 362,146      $      --           $ --
     ============================================================================================================

     The components of the deferred tax asset (liability) are as follows:

                                                                                 1996          1995
                                                                         ---------------------------
       Deferred Tax Asset (Liability)
         Goodwill basis difference                                         $  136,918     $  28,000
         Cadkey, Inc. investment basis difference                                  --       (23,000)
         Equipment and leasehold improvements basis differences              (162,064)       (5,000)
         Net operating loss carryforward                                           --        30,000
         Accrued vacation                                                      22,800            --
         Allowance for inventory obsolescence                                  37,446            --
         Allowance for doubtful accounts                                       47,500            --
         Valuation allowance                                                       --       (30,000)
       ---------------------------------------------------------------------------------------------
       Net Deferred Tax Asset                                              $   82,600     $      --
       =============================================================================================

---------------------------------------------------------------------------
                                                                    Page 15

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


     The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

                                                                                 1996           1995           1994
                                                                                    %              %              %
                                                                             ---------------------------------------

       Statutory rate                                                              34             34             --
       State income taxes net of federal benefits                                   4              4             --
       Current income taxes covered by net operating
         loss carryforward                                                         --            (38)            --
       Realization of deferred tax asset valuation
         allowance                                                                 (3)            --             --
       Other                                                                       (4)            --             --
       -------------------------------------------------------------------------------------------------------------

                                                                                   31             --             --
       =============================================================================================================

14.  COMMITMENTS

     Our Company is obligated under real estate leases, expiring through 2002.

     The total future minimum lease commitments are as follows:

               YEAR                       AMOUNT
               -----------------------------------

               1997                    $ 1,380,395
               1998                      1,101,801
               1999                        786,473
               2000                        638,218
               2001                        325,560
               Thereafter                    8,257
               -----------------------------------
                                       $ 4,240,704
               ===================================

     Rent expense amounted to $828,110, $49,375 and $16,047 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Our Company has entered into employment contracts with key officers at each of its subsidiary companies. The agreements are for periods of two to three years through December 1999. The total annual salaries committed to these officers is approximately
     $811,000. Some of the employment contracts also call for bonus arrangements based on earnings of the particular subsidiary.

     The Agreement of Plan and Merger for the acquisition of Advanced Telecomm Holdings, Inc. (ATHI), includes an earnout provision. On or before April 30, 2002, we will deliver to the former shareholders of ATHI, aggregate additional consideration equal to three times ATHI's average annual earnings before depreciation, interest and taxes
     (EBDIT) for the five-year period commencing on October 1, 1996 and ending on September 30, 2001; provided however, that if the average annual EBDIT is less than $2,000,000, the former shareholders shall not be entitled to receive any additional consideration, and the amount payable to the prior shareholders as additional consideration shall not exceed $15,000,000.

---------------------------------------------------------------------------
                                                                    Page 16

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


     Our Company has similar earnout provisions from certain other acquisition agreements.

     Our Company entered into a three-year consulting agreement for $20,000 a month, commencing in October 1996, with an acquisition/consulting partnership whose partners are related parties. We also entered into a two year consulting agreement with an individual for $2,000 a month beginning in December 1996.


15.  PROFIT SHARING PLAN

     Several of our subsidiaries have qualified, noncontributory 401(k) plans for all eligible employees. There were no employer contributions in 1996. $4,659 was contributed in 1995.


16.  REDEEMABLE PREFERRED SHARES

     Our Company has authorized 1,000,000 shares of 8% redeemable and convertible preferred stock to be issued from time to time on such terms as is specified by the Board of Directors.

     In March 1996, our Company issued 9,000 shares of our Company's 8% redeemable preferred shares at $100 per share, in exchange for 80% of Burling Instruments, Inc. If, and to the extent, the redeemable preferred shares have not been converted to common shares by the second anniversary of the initial issuance of the shares, the Company shall redeem the redeemable preferred shares by paying $100 per share. Each holder of the redeemable preferred shares may convert their redeemable preferred shares into common shares by dividing the redemption price ($100) by $5.75 per common share.

     In October 1996, our Company issued 100,000 shares of our Company's 8% redeemable preferred shares at $100 per share as partial consideration for the 100% purchase of ATHI. The 8% preferred dividend for the period October 1 through December 31, 1996 was waived by the holders. Dividends are payable in equal quarterly payments on the first day of each January, April, July and October of each calendar year commencing on April 1, 1997. The preferred shares shall be redeemed by our Company at such time and from time to time as our Company shall issue any common shares, other capital stock of our Company, or any other security which our Company gives in exchange for cash or other cash equivalents. Two-thirds of the cash paid by the purchasers of any security shall be utilized by our Company solely for the purpose of redemption of the preferred shares. If, and to the extent, the preferred shares have not been redeemed by our Company by the third anniversary of the initial issuance of the preferred shares, each holder of these preferred shares shall have the right to require our Company to redeem such holders by payment with shares of ACT Communications, Inc. (a wholly owned subsidiary of our Company), common shares
     (1,000 shares outstanding). For purposes of redemption of the preferred shares, each share of ACT Communications, Inc.'s common shares shall be valued at $10,000.

---------------------------------------------------------------------------
                                                                    Page 17

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



17.  SHAREHOLDERS' EQUITY

     Warrants

     Our Company has issued warrants convertible into shares of common stock for consideration, as follows:

                            WARRANTS
            ----------------------------------------      EXERCISE                               EXERCISABLE
CLASS        AUTHORIZED         ISSUED    EXERCISED          PRICE              DATE OF ISSUE       PERIOD
-------------------------------------------------------------------------------------------------------------
Class A         200,000        200,000      198,536         $ 4.75                 March 1994         N/A
Class B         200,000        200,000           --          20.00                 March 1994     4 years
Class C          45,000         45,000       45,000           1.50                 March 1994         N/A
Class D         714,930        714,930      714,930           1.60              December 1994         N/A
Class E         120,000        120,000      120,000           5.00              December 1994         N/A
Class F         300,000        300,000      250,000           2.50              December 1994     5 years
Class G         200,000        200,000      200,000           2.50              December 1994         N/A
Class H         350,000        350,000           --           2.00                August 1995     5 years
Class I         450,000        450,000           --           2.00               January 1996     5 years
Class J         200,000        200,000           --           5.35             September 1996     3 years
Class K         250,000        250,000           --           5.31             September 1996     5 years
Class L         125,000        125,000           --           5.35               October 1996     5 years
Class M       1,000,000      1,000,000           --           5.31               October 1996     5 years

     Stock Option Plans

     During 1996, our Company adopted a non-qualified stock option plan (the Option Plan) and applies APB Opinion No. 25 and related Interpretations in accounting for the Option Plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Option Plan been determined based on the fair value at the grant dates for awards under the Option Plan, consistent with the alternative method set forth under SFAS 123, our Company's net income applicable to common shareholders and net income per common and common equivalent share would have been reduced. The pro forma amounts are indicated below:

     Net Income Applicable to
       Common Shareholders
       As reported                  $626,219
       Pro forma                    $430,713
     Net Income Per Common Share
       As reported                      $.19
       Pro forma                        $.13

     Under the Option Plan, options for 2,000,000 common shares were available for issuance to certain officers and employees of our Company, of which 1,550,200 were granted. The options may not be exercised until one to three years after the options have been granted, and are exercisable for a period of 5 years.

     In June 1996, we granted our Company's Chairman an option to acquire 630,000 shares of our Company's common shares at $4.46 per share. These options may be exercised for a period of five years through June 2001.

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of 0 percent; expected volatility of 69.8 percent; risk-free interest rate of 8.5 percent; and expected lives of 5 years. The weighted-average fair value of options granted was $1.29 for the year ended December 31, 1996.

---------------------------------------------------------------------------
                                                                    Page 18

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


     A summary of stock option activity for 1996 is as follows:

                                                                        1996
                                                       ------------------------------------
                                                                          WEIGHTED-AVERAGE
                                                            SHARES          EXERCISE PRICE
                                                       ------------------------------------
       Outstanding on January 1                                 --                  $ 0.00
       Granted                                           2,180,200                    4.40
       Exercised                                                --                    0.00
       Forfeited/expired                                        --                    0.00
       ------------------------------------------------------------------------------------
       Outstanding on December 31                        2,180,200                    4.40
       ------------------------------------------------------------------------------------
       Exercisable on December 31                               --                    0.00
       ------------------------------------------------------------------------------------
       Shares available on December 31 for
         options that may be granted                       449,800
       ------------------------------------------------------------------------------------

     The following table summarizes information about stock options at December 31, 1996:

                                                    OUTSTANDING STOCK OPTIONS
                                 -----------------------------------------------------------------
                                                         WEIGHTED-AVERAGE
             RANGE OF                                           REMAINING        WEIGHTED-AVERAGE
          EXERCISE PRICES                  SHARES        CONTRACTUAL LIFE          EXERCISE PRICE
        ------------------------------------------------------------------------------------------
        $4.00 to $5.00                  2,105,200                       5                  $ 4.36
        $5.01 to $6.00                     75,000                       5                    5.50
                                 -------------------                                   -----------
        $4.00 to $6.00                  2,180,200                                          $ 4.40
                                 ===================                                   ===========

     Stock Registration

     During 1996, our Company registered shares of common stock on Form SB-2 and on Form S-3 as follows:

                          TOTAL
                      NUMBER OF        FOR GENERAL             UPON                            ON BEHALF
                         SHARES          CORPORATE      EXERCISE OF         FOR CLASS         OF SELLING
        FORM         REGISTERED           PURPOSES         WARRANTS       OF WARRANTS   SECURITY HOLDERS
        -------------------------------------------------------------------------------------------------
        SB-2          1,000,000          1,000,000               --              --                   --
        SB-2            300,000                 --          300,000         Class F                   --
        SB-2          1,459,301                 --               --              --            1,459,301
        -------------------------------------------------------------------------------------------------
        Total         2,759,301          1,000,000          300,000                            1,459,301
        -------------------------------------------------------------------------------------------------

        S-3           3,185,371                 --               --              --            3,185,371
        S-3             350,000                 --          350,000         Class H                   --
        S-3             450,000                 --          450,000         Class I                   --
        S-3             200,000                 --          200,000         Class J                   --
        S-3             250,000                 --          250,000         Class K                   --
        S-3             125,000                 --          125,000         Class L                   --
        S-3           1,000,000                 --        1,000,000         Class M                   --
        -------------------------------------------------------------------------------------------------
        Total         5,560,371                 --        2,375,000                            3,185,371
        -------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------
                                                                    Page 19

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


18.  LEGAL PROCEEDINGS

     We are party to various legal proceedings. In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position or overall trends in results of our Company. The estimate of potential impact on our Company's financial position or overall results of operations for the above legal proceedings could change in the future.


19.  SUPPLEMENTAL CASH FLOW INFORMATION

     The changes in operating assets and liabilities are as follows:

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------------
                                                                    1996              1995               1994
                                                           ----------------------------------------------------
       (Increase) decrease in accounts receivable
         and unbilled receivables                           $     64,278        $ (326,991)          $ 16,527
       Increase in inventories                                  (826,310)          (43,668)                --
       Increase in prepaid expenses                             (140,229)          (14,411)           (13,780)
       Increase in deposits                                           --            (4,898)                --
       Increase in deferred tax asset                            (82,600)               --                 --
       Increase (decrease) in accounts payable
         and accrued expenses                                 (1,989,985)          149,262             54,062
       --------------------------------------------------------------------------------------------------------
                                                            $ (2,974,846)       $ (240,706)          $ 56,809
       ========================================================================================================


     In the years ended December 31, 1996, 1995 and 1994, our Company had the following noncash investing and financing activities:

                                                              1996              1995              1994
                                                     ---------------------------------------------------
       Investment in subsidiaries<F*>                 $ 14,303,853         $ 797,837         $      --
       Investment in Cadkey, Inc.<F*>                           --                --           570,713
       Purchase of note receivable<F*>                          --           500,000                --
       Assets acquired<F*>                                  92,109           289,303           225,000
       Capital leases                                      128,000            24,420            14,424
       Payment of debt<F*>                                 300,000                --                --
       Employment services<F*>                             132,323                --                --
       Other<F*>                                            37,500                --                --

       ______________________________

       <F*> Our Company issued shares of stock in exchange for this item.

20.  INDUSTRY SEGMENT REPORTING

     Our Company operates predominately in three industry segments in our principal market, the United States. In 1994, all of our Company's operations related to the retail segment.

---------------------------------------------------------------------------
                                                                    Page 20

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


     The Retail Group installs, sells, services and supports cellular phone and other wireless services, business telephone systems, voice mail and interactive voice response systems, commercial long distance and local telephone services, residential long distance telephone services, digital satellite television services to business and consumer end-users and computer systems, offering custom and custom-tailored software and hardware systems for manufacturers, wholesalers, distributors, and field sales and service organizations.

     The Computer Group specializes in providing leasing, remarketing, parts-on-demand, consulting and business continuity services for mainframe, midrange and PC systems to a network of industrial, commercial and retail organizations.

     The Manufacturing Group manufactures off the shelf and customized analog and digital industrial temperature controls and custom analog and digital electrical products.

     Information about our Company's operations in 1996 and 1995, by segment of business, is as follows:

                                                                        NET OPERATING REVENUE<F1>
                                                                     -------------------------------
                                                                               1996           1995
                                                                     -------------------------------
     Retail                                                            $ 13,931,345    $ 1,691,450
     Computer                                                             1,992,501        644,550
     Manufacturing                                                        3,839,356             --
     -----------------------------------------------------------------------------------------------
     Segments total                                                      19,763,202      2,336,000
     Other                                                                  120,198             --
     -----------------------------------------------------------------------------------------------

                                                                       $ 19,883,400    $ 2,336,000
     ===============================================================================================

                                                 OPERATING PROFIT                        IDENTIFIABLE ASSETS
                                        --------------------------------           --------------------------------
                                                1996              1995                      1996             1995
                                        --------------------------------           --------------------------------
     Retail                              $   828,137         $  17,856              $ 13,995,490      $ 2,179,542
     Computer                                504,435           226,990                 1,913,968          691,938
     Manufacturing                           443,889                --                 2,608,040               --
     --------------------------------------------------------------------------------------------------------------
     Segments total                        1,776,461           244,846                18,517,498        2,871,480
     Amounts not allocated<F2>              (595,765)          (16,523)                       --               --
     General corporate                            --                --                14,690,595        1,260,005
     --------------------------------------------------------------------------------------------------------------

       Total                             $ 1,180,696         $ 228,323              $ 33,208,093      $ 4,131,485
     ==============================================================================================================

       ______________________________

       <F1>  No single customer represents 10% or more of sales.
       <F2>  Amounts not allocated to segments include interest expense, interest income and general corporate income and expense.



---------------------------------------------------------------------------
                                                                    Page 21

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


                                               ADDITIONS TO LAND,
                                                 EQUIPMENT AND                            DEPRECIATION AND
                                             LEASEHOLD IMPROVEMENTS                         AMORTIZATION
                                        --------------------------------           --------------------------------
                                                1996              1995                      1996             1995
                                        --------------------------------           --------------------------------

       Retail                              $ 113,687          $ 36,492                 $ 323,781         $ 23,302
       Computer                               20,000                --                     1,703            3,695
       Manufacturing                          28,573                --                    36,820               --
       ------------------------------------------------------------------------------------------------------------
       Segments total                        162,260            36,492                   362,304           26,997
       General corporate                      75,223            28,127                   349,933          105,693
       Noncash additions                    (128,000)          (24,420)                       --               --
       ------------------------------------------------------------------------------------------------------------

         Total                             $ 109,483          $ 40,199                 $ 712,237        $ 132,690
       ============================================================================================================


21.  RELATED PARTY TRANSACTIONS

     In connection with the acquisitions which took place in 1996 and 1995, the Company paid a related party, The Bay Group, $457,152 and $126,500, respectively, for investment banking services. These payments were included in the total cost of assets purchased and are being amortized over the life of the related assets.


22.  SUBSEQUENT EVENTS

     Effective as of January 1, 1997, our Company purchased 100% of Hopper Manufacturing Co., Inc., in exchange for 179,104 shares of common stock. Hopper Manufacturing Co., Inc., based in Sacramento, California, remanufactures and distributes automotive parts.

     Effective as of January 1, 1997, our subsidiary, Universal Commodities Corporation, acquired 80% of Pizarro Remarketing, Inc., in exchange for 200,111 shares of ACTC's common stock. Pizarro Remarketing, Inc., based in Dallas, Texas, remarkets mainframe computer disc drives and tape memory peripheral devices.

     Effective as of January 1, 1997, our subsidiary, Universal Commodities Corporation, acquired 80% of Norcom Resources, Inc. in exchange for 269,474 shares of ACTC's common stock. Norcom Resources, Inc., based in Eagan, Minnesota, is a re-marketer of mainframe computers.

     Effective as of February 1, 1997, our Company purchased 100% of MVAK Technologies Inc., in exchange for 389,296 shares of common stock. MVAK Technologies Inc., with remanufacturing and service facilities in New Jersey, Massachusetts and Florida, rebuilds and distributes vacuum pumps to customers throughout the United States.


23.  PROFORMA INFORMATION (UNAUDITED)

     The following pro forma balance sheet of our Company at December 31, 1996 gives effect to the subsequent acquisitions of Hopper Manufacturing Co., Inc., Pizarro Remarketing, Inc., Norcom Resources, Inc. and MVAK Technologies, Inc. as if they were effective at December 31, 1996. The statement gives effect to the acquisitions under the purchase method of accounting and the assumptions in the accompanying notes to the pro forma financial statements.

---------------------------------------------------------------------------
                                                                    Page 22

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


     The following pro forma consolidated statements of operations of our Company for the year ended December 31, 1996 gives effect to the acquisitions of Burling Instruments, Inc., Advanced Telecomm Holdings, Inc., CRA-TEK Corp., Universal Commodities Corporation, U.S. Electrical Products Corp., and to the subsequent acquisitions of Hopper Manufacturing Co., Inc., Pizarro Remarketing, Inc.,
     Norcom Resources, Inc. and MVAK Technologies, Inc. as though they were effective at January 1, 1996. The statement gives effect to the acquisitions under the purchase method of accounting and the assumptions in the accompanying notes to the pro forma financial statements.

     In March 1996, our Company acquired 80% of Burling Instruments, Inc., in exchange for 9,000 shares of its 8% redeemable preferred stock at $100 per share, for a total value of $900,000.

     In September 1996, ACT Communications, Inc., a wholly-owned subsidiary, acquired 100% of Advanced Telecomm Holdings, Inc. in exchange for 1,618,180 shares of our common stock, 100,000 shares of our 8% redeemable preferred stock at $100 per share and warrants evidencing the right to purchase 1,000,000 shares of our common stock.

     In September 1996, our Company acquired 80% of CRA-TEK Corp. in exchange for 295,115 shares of its common stock.

     In November 1996, our Company acquired 80% of Universal Commodities Corporation, in exchange for 581,813 shares of its common stock.

     In December 1996, our Company acquired 80% of U.S. Electrical Products Corp., in exchange for 258,988 shares of its common stock.

     Effective as of January 1, 1997, our Company acquired 100% of Hopper Manufacturing Co., Inc., in exchange for 179,104 shares of its common stock.

     Effective as of January 1, 1997, our subsidiary, Universal Commodities Corporation, acquired 80% of Pizarro Remarketing, Inc., in exchange for 200,111 shares of ACTC's common stock.

     Effective as of January 1, 1997, our subsidiary, Universal Commodities Corporation, acquired 80% of Norcom Resources, Inc., in exchange for 269,474 shares of ACTC's common stock.

     Effective as of February 1, 1997, our Company acquired 100% of MVAK Technologies, Inc., in exchange for 389,296 shares of its common stock.

     The pro forma financial statements may not be indicative of the results that would have actually occurred if the acquisitions had been effective on the dates indicated or of the results that may be obtained in the future. The pro forma financial statements should be read in conjunction with the consolidated financial statements and notes thereto of our Company.

---------------------------------------------------------------------------
                                                                    Page 23

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

                                   PRO FORMA CONSOLIDATED BALANCE SHEET
                                               (UNAUDITED)
                                            PRO FORMA
                                          --------------------------------------------------------------------------
                                                 HOPPER        PIZARRO      NORCOM          MVAK
                                          MANUFACTURING    REMARKETING,  RESOURCES, TECHNOLOGIES,                      PRO FORMA
                             AS REPORTED       CO., INC.           INC.        INC.          INC.                    DECEMBER 31,
                             DECEMBER 31,    (UNAUDITED)    (UNAUDITED) (UNAUDITED)   (UNAUDITED)                           1996
                                    1996           <F1>           <F2>        <F3>          <F4>                      (UNAUDITED)
                             ---------------------------------------------------------------------------------------------------
Current assets               $13,886,689     $1,488,122     $1,604,352    $981,349    $1,013,202    $ (227,985)<F5>  $18,745,729
Land, equipment and
  leasehold improvements       2,915,056        133,529             --      17,708        76,148            --         3,142,441
Goodwill                      14,267,985             --             --          --            --       316,470 <F6>   14,584,455
Purchased computer software      638,397             --             --          --            --            --           638,397
Other assets                   1,499,966            859          3,175          --            --            --         1,504,000
--------------------------------------------------------------------------------------------------------------------------------

Total Assets                 $33,208,093     $1,622,510     $1,607,527    $999,057    $1,089,350    $   88,485       $38,615,022
================================================================================================================================


Current liabilities          $12,214,536     $  565,366     $1,020,210    $312,077    $  403,143    $       --       $14,515,332
Long-term debt                 1,247,158        506,789             --     534,927       162,157            --         2,451,031
Capital lease obligations        138,444             --             --          --            --            --           138,444
Minority interest                456,139             --             --          --            --       147,875 <F7>      604,014
Redeemable preferred stock    10,900,000             --             --          --            --            --        10,900,000
Common stock                       5,799         63,858            500          50         7,000       (70,304)<F8>        6,903
Preferred stock                       --             --             --          --       800,000      (800,000)<F9>           --
Additional paid-in capital     7,928,198        420,351             --          --       250,922     1,082,010 <F10>   9,681,481
Retained earnings                317,819         66,146        586,817     152,003      (533,872)     (271,096)<F11>     317,817
--------------------------------------------------------------------------------------------------------------------------------

Total Liabilities And
  Shareholders' Equity       $33,208,093     $1,622,510     $1,607,527    $999,057    $1,089,350    $   88,485       $38,615,022
================================================================================================================================

-------------------------------------------------------------------------------

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

NOTE: The Pro Forma Consolidated Balance Sheet gives effect to the following pro forma adjustments:

         <F1> Represents the December 31, 1996 Balance Sheet of Hopper Manufacturing Co., Inc. that would have been consolidated with the Company if the acquisition would have taken place on December 31, 1996.

         <F2> Represents the December 31, 1996 Balance Sheet of Pizarro Remarketing, Inc. that would have been consolidated with the Company if the acquisition would have taken place on December 31, 1996.

         <F3> Represents the December 31, 1996 Balance Sheet of Norcom Resources, Inc. that would have been consolidated with the Company if the acquisition would have taken place on December 31, 1996.

         <F4> Represents the December 31, 1996 Balance Sheet of MVAK Technologies, Inc. that would have been consolidated with the Company if the acquisition would have taken place on December 31, 1996.

         <F5> Represents the cash paid for the estimated acquisitions costs for the above acquisitions.

         <F6> Represents the amount of goodwill to be recorded on each of the acquisitions ($36,737 for MVAK and
              $279,733 for Norcom).

         <F7> Represents the minority interest to be recorded at the time of each of the acquisitions (equal to
              20% of shareholder's equity at December 31, 1996, for companies 80% acquired).

         <F8> Represents the total issuance of 1,104,523 shares of the Company's $.001 par value common stock for the acquisitions above, less the elimination of the total common stock on the books of each of the acquired companies at December 31, 1996 in the total amount of $71,408.

         <F9> Represents the elimination of preferred stock on the books of the acquired companies at December 31,
              1996 in the amount of $800,000.

        <F10> Represents the total shares issued for all of the above acquisitions in the amount of $1,753,283, less the elimination of the total additional paid-in capital on the books of each of the acquired companies at December 31, 1996 in the amount of $671,273.

        <F11> Represents the elimination of the total retained earnings on the books of each of the acquired companies at December 31, 1996 in the amount of $271,096.

-------------------------------------------------------------------------------

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

                                   PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                                      (UNAUDITED)
                                                                                      PRO FORMA ADJUSTMENTS
                                                    -----------------------------------------------------------------------
                                                                                                                       U.S.
                                                        BURLING       ADVANCED                     UNIVERSAL     ELECTRICAL
                                                    INSTRUMENTS,      TELECOMM        CRA-TEK    COMMODITIES       PRODUCTS
                                     AS REPORTED            INC. HOLDINGS, INC.          CORP.   CORPORATION           CORP.
                                     DECEMBER 31,    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                            1996           <F1>           <F2>           <F3>           <F4>           <F5>
                                     --------------------------------------------------------------------------------------
Net operating revenue                $19,883,400       $250,064    $19,363,543     $1,319,787     $4,575,131      $ 669,043
Direct costs                          10,523,594        203,362      7,470,031        994,371      3,400,167        235,239
---------------------------------------------------------------------------------------------------------------------------
Gross profit                           9,359,806         46,702     11,893,512        325,416      1,174,964        433,804
Operating expenses                     8,104,754        102,200     11,185,016        186,095      1,012,507        519,490
---------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                1,255,052        (55,498)       708,496        139,321        162,457        (85,686)
Interest income                          125,935             --             --          2,041             59             29
Interest expenses                       (200,291)        (1,700)      (336,823)        (3,254)       (12,825)       (44,708)
Minority interest                       (132,331)            --             --             --             --             --
Provision for income tax                (362,146)            --             --             --             --         (1,043)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                        686,219        (57,198)       371,673        138,108        149,691       (131,408)
Dividends                                (60,000)            --             --             --             --             --
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable
  to common shareholders             $   626,219       $(57,198)   $   371,673     $  138,108     $  149,691      $(131,408)
===========================================================================================================================

Net income (loss) per common
   shares                            $      0.19
===========================================================================================================================

Weighted average number of
   common shares outstanding           3,329,099
===========================================================================================================================

                                          HOPPER       PIZARRO       NORCOM           MVAK                       PRO FORMA
                                   MANUFACTURING   REMARKETING,   RESOURCES,  TECHNOLOGIES,                    DECEMBER 31,
                                        CO., INC.          INC.         INC.           INC.                           1996
                                      (UNAUDITED)   (UNAUDITED)  (UNAUDITED)    (UNAUDITED)                     (UNAUDITED)
                                            <F6>          <F7>         <F8>           <F9>
--------------------------------------------------------------------------------------------------------------------------
Net revenues                          $3,867,099   $12,594,799   $8,985,985     $2,934,051   $        --       $74,442,902
Direct costs                           2,871,654    12,040,105    8,096,528      1,838,359            --        47,673,410
--------------------------------------------------------------------------------------------------------------------------
Gross profit                             995,445       554,694      889,457      1,095,692            --        26,769,492
Operating expenses                       642,961       423,318      372,622      1,107,856       453,010<F10>   24,109,829
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                  352,484       131,376      516,835        (12,164)     (453,010)        2,659,663
Interest income                               19           287           --         58,567            --           186,937
Interest expenses                        (77,951)      (40,326)     (38,401)       (34,718)           --          (790,997)
Minority interest                             --            --           --             --      (133,792)<F11>    (266,124)
Provision for income tax                      --            --           --         (1,093)     (246,118)<F12>    (610,400)
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                        274,552        91,337      478,434         10,592      (832,921)        1,179,079
Dividends                                     --            --           --             --      (812,000)<F13>    (872,000)
--------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable
  to common shareholders              $  274,552   $    91,337   $  478,434     $   10,592   $(1,644,921)      $   307,079
==========================================================================================================================

Net income (loss) per common
   shares                                                                                                      $      0.05
==========================================================================================================================

Weighted average number of
   common shares outstanding                                                                                     5,895,668
==========================================================================================================================

NOTE: The Pro Forma Consolidated Statement of Operations gives effect to the following pro forma adjustments:

 <F1>  Represents the Statement of Operations of Burling Instruments, Inc.
       for the two months ended February 29, 1996 that would have been consolidated with the Company if the acquisition would have taken place on January 1, 1996.

 <F2>  Represents the Statement of Operations of Advanced Telecomm Holdings,
       Inc. for the eight months ended August 31, 1996 that would have been consolidated with the Company if the acquisition would have taken placed on January 1, 1996.

 <F3>  Represents the Statement of Operations of CRA-TEK Corp. for the eight months ended August 31, 1996 that would have been consolidated with the Company if the acquisition would have taken place on January 1, 1996.

 <F4>  Represents the Statement of Operations of Universal Commodities
       Corporation for the ten months ended October 31, 1996 that would have been consolidated with the Company if the acquisition would have taken placed on January 1, 1996.

 <F5>  Represents the Statement of Operations of U.S. Electrical Products
       Corp. for the eleven months ended November 30, 1996 that would have been consolidated with the Company if the acquisition would have taken place on January 1, 1996.

-------------------------------------------------------------------------------

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

 <F6>  Represents the Statement of Operations of Hopper Manufacturing Co.,
       Inc. for the twelve months ended December 31, 1996 that would have been consolidated with the Company if the acquisition would have taken place on January 1, 1996.

 <F7>  Represents the Statement of Operations of Pizarro Remarketing, Inc.
       for the twelve months ended December 31, 1996 that would have been consolidated with the Company if the acquisition would have taken place on January 1, 1996.

 <F8>  Represents the Statement of Operations of Norcom Resources, Inc. for
       the twelve months ended December 31, 1996 that would have been consolidated with the Company if the acquisition would have taken place on January 1, 1996.

 <F9>  Represents the Statement of Operations of MVAK Technologies, Inc. for
       the twelve months ended December 31, 1996 that would have been consolidated with the Company if the acquisition would have taken place on January 1, 1996.

<F10>  Represents the amortization expense for goodwill on each of the following acquisitions:

          Burling Instruments, Inc. in the amount of $4,907
          Advanced Telecomm Holdings, Inc. in the amount of $389,449 Universal Commodities Corporation in the amount of $28,608 U.S. Electrical Products Corp. in the amount of $14,222
          Norcom Resources, Inc. in the amount of $13,987
          MVAK Technologies, Inc. in the amount of $1,837

<F11>  Represents the minority interest on the earnings (losses) of:
          Burling Instruments, Inc. for the two months ended February 29, 1996 of $(57,198) CRA-TEK Corp. for the eight months ended August 31, 1996 of $138,108 Universal Commodities Corporation for the ten months ended October 31, 1996 of $149,691 U.S. Electrical Products, Corp.
          for the eleven months ended November 30, 1996 of $(131,408) Pizarro Remarketing, Inc. for the year ended December 31, 1996 of $91,337
          Norcom Resources, Inc. for the year ended December 31, 1996 of $478,434.

<F12>  Represents the increase in the tax provision due to the pro forma additional earnings, before the nondeductible dividend expense.

<F13>  Represents the additional dividends that would have been paid on the 8% preferred stock issued in the Burling Instruments, Inc. acquisition
       (9,000 x $100 x 8%), and the Advanced Telecomm Holdings, Inc. acquisition
       (100,000 x $100 x 8%), less the $60,000 already accrued at December 31, 1996.


-------------------------------------------------------------------------------
                                                                        Page 27