Form 10-Q
period 1997-03-31
APPLIED CELLULAR TECHNOLOGY INC
filed 1997-05-13
CIK 924642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER: 000-26020

                        APPLIED CELLULAR TECHNOLOGY, INC.
        (Exact name of small business issuer as specified in its charter)

                                    MISSOURI
         (State or other jurisdiction of incorporation or organization

                                   43-1641533
                      (IRS Employer Identification number)

                        James River Professional Center,
                 Highway 160 & CC, Suite 5, Nixa, Missouri 65714
                    (Address of principal executive offices)

                   Issuer's telephone number: (417) 725-9888

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1997, the period covered by this report:

               7,343,381 Shares of Common Stock ($.001 par value)

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

ITEM                               DESCRIPTION                              PAGE
----  -------------------------------------------------------------------  -----

PART I -- FINANCIAL INFORMATION

1.    Financial Statements                                                   3-7
2.    Management's Discussion and Analysis of Results of
         Operations and Financial Condition                                 8-10

PART II -- OTHER INFORMATION

2.    Changes in Securities                                                   11
5.    Other Information                                                       11
6.    Exhibits and Reports on Form 8-K                                        11

SIGNATURES                                                                    12

EXHIBITS                                                                      13

ITEM 1. FINANCIAL STATEMENTS

Interim unaudited consolidated financial statements of the Company appear on pages 4 through 7 of this report.

                                   APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------
                                               CONSOLIDATED BALANCE SHEETS
                                                       (UNAUDITED)
                                                         ASSETS

                                                                                           MARCH 31,      December 31,
                                                                                             1997             1996
                                                                                       ---------------  ---------------

CURRENT ASSETS
   Cash and cash equivalents ........................................................  $     1,184,764  $       809,711
   Accounts receivable and unbilled receivables (net of allowance for
      doubtful accounts of $101,000 in 1996 and 1997) ...............................        8,862,623        6,874,808
   Inventories ......................................................................        6,689,329        4,290,681
   Notes receivable .................................................................          860,078        1,646,773
   Prepaid expenses and other current assets ........................................          976,246          264,716
                                                                                       ---------------  ---------------
         TOTAL CURRENT ASSETS .......................................................       18,573,040       13,886,689

LAND, EQUIPMENT AND LEASEHOLD IMPROVEMENTS ..........................................        4,148,819        2,915,056

NOTES RECEIVABLE ....................................................................        1,154,504          575,000

GOODWILL ............................................................................       14,494,318       14,267,985

PURCHASED COMPUTER SOFTWARE .........................................................          117,373          638,397

OTHER ASSETS ........................................................................        1,079,093          924,966
                                                                                       ---------------  ---------------

                                                                                       $    39,567,147  $    33,208,093
                                                                                       ===============  ===============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable ....................................................................  $     5,800,042  $     3,920,057
   Current maturities of long-term debt .............................................          374,913          333,833
   Current portion of capital lease obligations .....................................          131,011          159,227
   Accounts payable and accrued expenses ............................................        8,011,558        7,280,419
   Due to investment company ........................................................             --            521,000
                                                                                       ---------------  ---------------
         TOTAL CURRENT LIABILITIES ..................................................       14,317,524       12,214,536
                                                                                       ---------------  ---------------

LONG-TERM LIABILITIES
   Long-term debt ...................................................................        2,113,744        1,247,158
   Capital lease obligations ........................................................          171,027          138,444
                                                                                       ---------------  ---------------
         TOTAL LONG-TERM LIABILITIES ................................................        2,284,771        1,385,602
                                                                                       ---------------  ---------------

TOTAL LIABILITIES ...................................................................       16,602,295       13,600,138
                                                                                       ---------------  ---------------

MINORITY INTEREST ...................................................................          731,903          456,139
                                                                                       ---------------  ---------------

REDEEMABLE PREFERRED SHARES .........................................................       10,900,000       10,900,000
                                                                                       ---------------  ---------------

SHAREHOLDERS' EQUITY
   Common shares:
      Authorized 20,000,000  shares in 1997 and 1996,
         of $.001 par value; issued and outstanding 7,343,381
         and 5,798,701 shares in 1997 and 1996, respectively ........................            7,344            5,799
   Additional paid-in capital .......................................................       10,729,037        7,928,198
   Retained earnings ................................................................          596,568          317,819
                                                                                       ---------------  ---------------
         TOTAL SHAREHOLDERS' EQUITY .................................................       11,332,949        8,251,816
                                                                                       ---------------  ---------------

                                                                                            39,567,147  $    33,208,093
                                                                                       ===============  ===============

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                    ---------------------------
                                                        1997           1996
                                                    ------------   ------------

NET OPERATING REVENUE ............................  $ 18,126,797   $  1,233,234

COST OF GOODS SOLD ...............................    12,079,435        748,137
                                                    ------------   ------------

GROSS PROFIT .....................................     6,047,362        485,097

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .....     5,340,955        438,517
                                                    ------------   ------------

OPERATING INCOME .................................       706,407         46,580

INTEREST INCOME ..................................        49,245         20,669

INTEREST EXPENSE .................................      (181,520)        (8,308)
                                                    ------------   ------------

INCOME BEFORE PROVISION FOR INCOME TAXES
   AND MINORITY INTEREST .........................       574,132         58,941

   PROVISION FOR INCOME TAXES ....................       207,065           --
                                                    ------------   ------------

   INCOME BEFORE MINORITY INTEREST ...............       367,067         58,941

   MINORITY INTEREST .............................        70,318         19,474
                                                    ------------   ------------

   NET INCOME ....................................       296,749         39,467

   PREFERRED STOCK DIVIDENDS .....................        18,000           --
                                                    ------------   ------------

   NET INCOME APPLICABLE TO COMMON SHAREHOLDERS ..  $    278,749   $     39,467
                                                    ============   ============

   NET INCOME PER COMMON SHARE ...................  $        .05   $        .02
                                                    ============   ============

   WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING .....................     6,144,683      2,309,516
                                                    ============   ============

                        APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)
                                                                                FOR THE THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                             -------------------------
                                                                                 1997          1996
                                                                             -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .............................................................  $   278,749   $    39,467
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization ....................................      329,461        83,416
         Minority interest ................................................       70,318        19,474
         Loss on sale of equipment ........................................        1,458          --
         Change in assets and liabilities:
            (Increase) decrease in accounts receivable and unbilled
               receivables ................................................      428,812      (285,642)
            Increase in inventories .......................................     (747,681)      (49,311)
            Increase in prepaid expenses ..................................     (212,767)      (77,912)
            Increase in deferred tax asset ................................      (69,732)         --
            Increase (decrease) in accounts payable and accrued
               expenses ...................................................     (713,677)      114,295
                                                                             -----------   -----------
               NET CASH USED IN OPERATING ACTIVITIES ......................     (635,059)     (156,213)
                                                                             -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in notes receivable - officers ................................      786,695          --
   Payments received on note receivable - Cadkey, Inc. ....................         --          20,967
   Increase in other assets ...............................................     (143,614)      (38,508)
   Payments for equipment, computer software
      and leasehold improvements ..........................................     (548,606)       (7,941)
   Proceeds from (payments for) costs of asset and business
      acquisitions (net of cash balances acquired) ........................      480,781       (41,671)
                                                                             -----------   -----------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .................      575,256       (67,153)
                                                                             -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net amounts borrowed  on notes payable and long-term debt ..............      424,598       181,101
   Payments on capital lease obligations ..................................      (44,140)       (7,103)
   Decrease in notes payable - officers ...................................         --         (64,944)
   Issuance of common stock ...............................................       54,398        21,124
                                                                             -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES .................................      434,856       130,178
                                                                             -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................      375,053       (93,188)

CASH AND CASH EQUIVALENTS- BEGINNING OF PERIOD ............................      809,711       125,469
                                                                             -----------   -----------
CASH AND CASH EQUIVALENTS- END OF PERIOD ..................................  $ 1,184,764   $    32,281
                                                                             ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid ..........................................................  $   219,887   $     8,308
                                                                             -----------   -----------

                                         APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                                                            (UNAUDITED)
                                                                COMMON STOCK         ADDITIONAL   RETAINED        TOTAL
                                                          ------------------------    PAID-IN     EARNINGS     SHAREHOLDERS'
                                                             NUMBER       AMOUNT      CAPITAL     (DEFICIT)       EQUITY
                                                          -----------  -----------  -----------  -----------   -------------

Balance - January 1, 1996 ..............................    2,267,749  $     2,268  $ 3,358,072  $  (308,400)  $   3,051,940
   Net Income ..........................................         --           --           --         39,467          39,467
   Issuance Of Common Stock ............................        8,273            8       25,148         --            25,156
   Issuance Of Common Stock - In
   Acquisition Of Purchased Software ...................       33,494           34       92,076         --            92,110

   50% OF PRINCIPAL PAYMENTS RECEIVED
   ON NOTE RECEIVABLE - CADKEY, INC ....................         --           --         20,967         --            20,967
                                                          -----------  -----------  -----------  -----------   -------------

   BALANCE - MARCH 31, 1996 ............................    2,309,516  $     2,310  $ 3,496,263  $  (268,933)  $   3,229,640
                                                          -----------  -----------  -----------  -----------   -------------

   BALANCE - JANUARY 1, 1997 ...........................    5,798,701  $     5,799  $ 7,928,198  $   317,819   $   8,251,816
   Net income ..........................................         --           --           --        278,749         278,749
   Issuance of common shares ...........................      373,866          374      555,034         --           555,408
   Issuance of common shares for
      acquisitions .....................................    1,160,814        1,161    2,225,815         --         2,226,976
   Class "H" warrants redeemed .........................       10,000           10       19,990         --            20,000
                                                          -----------  -----------  -----------  -----------   -------------

   BALANCE - MARCH 31, 1997 ............................    7,343,381  $     7,344  $10,729,037  $   596,568   $  11,332,949
                                                          ===========  ===========  ===========  ===========   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

For the ninth consecutive quarter the Company reported record net operating revenue (NOR). For the three months ended March 31, 1997, NOR was $18,126,797, a 1,370% increase over the first quarter of 1996. Moreover, first quarter 1997 NOR was 91.2% of the Company's NOR of $19,883,400 for the 12 months ended December 31, 1996. NOR increases are attributable to the growth of our existing businesses and to the growth contributed by the five acquisitions the Company made during the latter half of 1996 and the four acquisitions during the first quarter of 1997. These latter four acquisitions contributed $7,757,000 of NOR in the first quarter of 1997.

During the first quarter of 1997, 44.0% of NOR was contributed by the computer group, 41.9% was contributed by the retail group and 14.1% by the manufacturing group. In the first quarter of 1996, the Company operated in one market segment.

Cost of goods sold (COGS) increased by 1,515% from the first quarter of 1996 to the first quarter of 1997. The growth in COGS during these quarters is attributable to the Company's growth through acquisition. COGS as a percentage of NOR was 66.6% in the first quarter of 1997 compared to 60.7% in the comparable period in 1996. The increase in COGS from the first quarter of 1996 to the first quarter of 1997 is attributable to our continued growth and to the change in the Company's business mix.

Our gross profit percentage was 33.4% in the first quarter of 1997 compared to 39.3% in the same period in 1996. Our gross profit increased by 1,147% from the fof 1996 to the first quarter of 1997, selling, general and administrative expenses (SG&A) increased by 1,118%. SG&A, as a percentage of NOR, was 29.5% and 35.6% in the first quarters of 1997 and 1996, respectively. SG&A includes amortization of goodwill of $170,551 and $23,618 in the first quarters of 1997 and 1996, respectively. Depreciation and amortization of equipment, leasehold improvements, purchased computer software and other intangible assets included in SG&A amounted to $158,910 and $59,798 in the first quarters of 1997 and 1996, respectively. The increases between the first quarter of 1996 and the comparable period in 1997 are again attributable to the Company's acquisitions during these periods.

Operating income increased 1,417% from the first quarter of 1996 to the first quarter of 1997. Operating income as a percentage of NOR was 3.9% and 3.8% in the first quarters of 1997 and 1996, respectively.

Interest income was $49,245 and $20,669 for the first quarters of 1997 and 1996, respectively. Interest income increased by 138.3% from the first quarter of 1996 to the first quarter of 1997. The increase in the first quarter of 1997 represents higher average interest rates on investments in 1997, coupled with the exchange of our Investment in Cadkey, Inc. for a 76.67% interest in a note receivable.

Interest expense was $181,250 and $8,308 for the first quarters of 1997 and 1996, respectively. Interest expense increased 2,085% from the first quarter of 1996 to the first quarter of 1997. The increases are relatively modest in dollar terms. As a percentage of NOR, interest expense was 1.0% and 0.7% in the first quarters of 1997 and 1996, respectively.

The Company's effective income tax rate increased to 36.1% in the first quarter of 1997 from 0% in the first quarter of 1996. In the first quarter of 1996 the Company benefitted from tax net operating loss carryforwards.


FINANCIAL CONDITION:

As of March 31, 1997, cash and cash equivalents totaled $1,184,764, up from1996. Cash of $635,059 and $156,213 was used in operating activities in the first quarters of 1997 and 1996, respectively. During the first quarter of 1997, we used cash to invest in inventory and prepaid expenses, and to pay down accounts payable. The net effect of these two activities was to use $1,674,125 of operating cash in the first quarter of 1997. In the first quarter of 1996, we used cash to invest in inventory and prepaid expenses, and to sustain increases in both accounts receivable and accounts payable. The net effect of these four activities was to use $298,570 of operating cash in the first quarter of 1996. One of the Company's objectives is to maximize our cash flow as we believe it offers evidence of financial strength. As the Company experiences substantial growth, our investment needs are more substantial than those of more mature companies with modest investment needs. So is our need to use cash in operating activities to finance growth in our operating assets and liabilities and to finance this growth through our sources of financing activities.

Inventory levels, particularly finished goods, increased by 55.9% from December 31, 1996 to March 31, 1997. This increase was primarily attributable to our growth through acquisitions and to the resulting increased level of business. The 28.9% increase in accounts and unbilled receivables from December 31, 1996 to March 31, 1997 reflects revenue growth from both existing and acquired businesses. Accounts payable and accrued expenses increased modestly during this period, again attributable to our growth and the resulting increased level of business.

Investing activities provided $575,256 of cash in the three months ended March 31, 1997 and used $67,153 of cash in the three months ended March 31, 1996. In the first quarter of 1997, investing activities consisted principally of payments received on notes receivable - officers, and the cash acquired through acquisitions, net of acquisition costs, during this period, offset by payment for equipment and leasehold improvements and net increases in other assets. In the first quarter of 1996, investing activities consisted principally of costs associated with our acquisitions, increases in other assets, payment for equipment and leasehold improvements, offset by cash received from notes receivable.

The Company obtained positive cash flows of $434,856 and $130,178 from financing activities in the first quarters of 1997 and 1996. The major financing sources of cash in the first quarter of 1997 were proceeds from the sale of the Company's common shares and net bank borrowing, offset by payments on capital lease obligations. The major financing sources of cash in the first quarter of 1996 were net bank borrowing and proceeds from the sale of common shares, offset by payments on notes payable to officers and capital lease obligations.

Other sources of liquidity include the Company's ability to obtain term loans and revolving lines of credit for its operating subsidiaries, the sale of common and preferred shares, the exercise of warrants, and the raising of other forms of debt or equity through private placement. We believe that we have the financial resources to meet our future business requirements.


OUTLOOK:

The outlook section contains a number of statements which are based on current expectations. These statements are forward looking in nature, and actual results may differ materially.

The Company's objective is to continue to grow from existing business segments and through acquisitions, both domestically and abroad. Our strategy has been, and continues to be, to invest in, and acquire, businesses that complement and add to our existing business base. The Company has expanded significantly through acquisition in the last twelve months and continues to do so. Our financial results are substantially dependent on not only our ability to sustain and grow existing businesses, but to continue to grow through acquisition. The Company expects to continue to pursue its acquisition strategy for the remainder of 1997, but there can be no assurance that management will successfully be able to continue to find, acquire and integrate high quality companies at attractive prices.

Statements about the Company's future results of operations and other forward-looking statements contained in this outlook, in particular the statements regarding the growth of existing businesses, growth opportunities and anticipated benefits of our business strategies, and all other statements in this section, other than historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, certain of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among others, regulatory or economic influences, business conditions and growth in the industries in which the Company operates, changes in customer order patterns, competition from competitors with far greater financial and other resources than that of the Company, risk of inventory obsolescence due to shifts in market demand, litigation and other economic and consumer issues.

                           PART II - OTHER INFORMATION

ITEM 2. Changes in Securities

Effective as of January 1, 1997, holders of 100,000 shares of the Company's Second Series Preferred Stock, having a par value of $10.00 per share and a liquidation and redemption value of $100.00 per share, agreed to eliminate the 8% dividend payable on such Second Series Preferred Stock. In consideration therefor, the Company agreed to pay the holders $200,000 quarterly for services relating to acquisitions for so long as such Second Series Preferred Stock remains outstanding.

On April 18, 1997, the Company filed a Registration Statement on Form S-3 under the Securities Act of 1933, (Registration No. 333-25431), to register 1,918,053 outstanding Common Shares on behalf of selling shareholders. The registration statement has not yet become effective.


ITEM 5. OTHER INFORMATION

On April 2, 1997, the Company filed a Report on Form 8-K regarding the acquisition of Hopper Manufacturing Company, Inc. In regard to Items 7 (a) and
(b) thereof, the Company had not determined if financial statements and pro-forma financial information with respect to Hopper Manufacturing Company, Inc. was required to be filed and, if required, the Company would file such information by May 2, 1997. Subsequently, on April 21, 1997, the Company filed a Report on Form 8-K/A amending such filing date to June 1, 1997. The Company has now determined that financial statements of Hopper Manufacturing Company, Inc. and pro-forma information relating to the acquisition are not required to be filed because the acquisition does not meet the filing requirements prescribed in Item 310 of Regulation S-B.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         Exhibit 27 - Financial Data Schedule - on page 13 of this report is incorporated herein by reference

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed by the Company between January 1, 1997 and the date of filing this report:

         (1) the Company's current report on Form 8-K filed on February 3, 1997;
         (2) the Company's current report on Form 8-K filed on February 19, 1997;
         (3) the Company's current report on Form 8-K filed on April 2, 1997;
         (4) the Company's current report on Form 8-K filed on April 11, 1997;
             and
         (5) the Company's current report on Form 8-K filed on April 15, 1997.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Louis, State of Missouri, on May 14, 1997.

                                        APPLIED CELLULAR TECHNOLOGY, INC.

                                        By:
                                             -----------------------------------
                                             David A. Loppert, Vice President,
                                               Treasurer and Chief Financial
                                               Officer (Principal Financial
                                               and Accounting Officer)