Form 10-Q
period 1997-06-30
APPLIED CELLULAR TECHNOLOGY INC
filed 1997-08-13
CIK 924642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of August 11, 1997 there were 12,592,542 shares of the registrant's Common Stock ($.001 par value) outstanding.

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

ITEM      DESCRIPTION                                                    PAGE
--------  -------------------------------------------------------------  -------

PART I -  FINANCIAL INFORMATION

1.        Financial Statements                                             3 - 9
2.        Management's Discussion and Analysis of Results of
          Operations and Financial Condition                             10 - 14

PART II - OTHER INFORMATION

2.        Changes in Securities                                               14
5.        Other Information                                                   14
6.        Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                    16

EXHIBITS                                                                      17

1. ITEM FINANCIAL STATEMENTS

Interim unaudited consolidated financial statements of the Company appear on pages 4 through 9 of this report.

                                         APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------

                                                     CONSOLIDATED BALANCE SHEETS
                                                               Assets
                                                                                                             June 30,   December 31,
                                                                                                               1997         1996
                                                                                                           (Unaudited)    (Audited)
                                                                                                          ------------  ------------

Current Assets
   Cash and cash equivalents ...........................................................................  $  1,798,255  $    809,711
   Accounts receivable and unbilled receivables (net of allowance for
      doubtful accounts of $75,000 in 1997 and $101,000 in 1996) .......................................    12,583,694     6,874,808
   Inventories .........................................................................................     9,531,732     4,290,681
   Notes receivable ....................................................................................     1,451,825     1,646,773
   Prepaid expenses and other current assets ...........................................................       939,474       264,716
                                                                                                          ------------  ------------
         Total Current Assets ..........................................................................    26,304,980    13,886,689
         Land, Equipment And Leasehold Improvements ....................................................     4,443,498     2,915,056
         Notes Receivable ..............................................................................       575,000       575,000
         Goodwill ......................................................................................    16,922,677    14,267,985
         Purchased Computer Software ...................................................................       457,272       638,397
         Other Assets ..................................................................................     2,697,766       924,966
                                                                                                          ------------  ------------
                                                                                                          $ 51,401,193  $ 33,208,093
                                                                                                          ============  ============

                                                Liabilities And Stockholders' Equity

Current Liabilities
   Notes payable .......................................................................................  $  6,917,456  $  3,920,057
   Current maturities of long-term debt ................................................................       364,375       333,833
   Current portion of capital lease obligations ........................................................       134,556       159,227
   Accounts payable and accrued expenses ...............................................................    13,106,960     7,280,419
   Due to investment company ...........................................................................          --         521,000
                                                                                                          ------------  ------------
         Total Current Liabilities .....................................................................    20,523,347    12,214,536
                                                                                                          ------------  ------------
Long-Term Liabilities
   Long-term debt ......................................................................................     2,219,002     1,247,158
   Capital lease obligations ...........................................................................       261,424       138,444
                                                                                                          ------------  ------------
         Total Long-Term Liabilities ...................................................................     2,480,426     1,385,602
                                                                                                          ------------  ------------
         Total Liabilities .............................................................................    23,003,773    13,600,138
                                                                                                          ------------  ------------
         Minority Interest .............................................................................     1,069,457       456,139
                                                                                                          ------------  ------------
         Redeemable Preferred Shares ...................................................................     6,100,000    10,900,000
                                                                                                          ------------  ------------
Stockholders' Equity
   Common shares:
      Authorized 20,000,000 shares in 1997 and 1996,
         of $.001 par value; issued and outstanding 9,458,000
         and 5,798,701 shares in 1997 and 1996, respectively ...........................................         9,458         5,799
   Additional paid-in capital ..........................................................................    20,075,430     7,928,198
   Retained earnings ...................................................................................     1,116,206       317,819
   Foreign currency translation adjustment .............................................................        26,869          --
                                                                                                          ------------  ------------
         Total Stockholders' Equity ....................................................................    21,227,963     8,251,816
                                                                                                          ------------  ------------
                                                                                                          $ 51,401,193  $ 33,208,093
                                                                                                          ============  ============


See accompanying notes to consolidated financial statements.

                                         APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)
                                                                        For The Three Months               For The Six Months
                                                                            Ended June 30,                    Ended June 30,
                                                                    -----------------------------     ------------------------------
                                                                        1997             1996             1997             1996
                                                                    ------------     ------------     ------------     ------------

Net Operating Revenue ..........................................    $ 24,743,566     $  1,966,769     $ 42,870,363     $  3,200,003
Cost of Goods Sold .............................................      16,433,619        1,247,392       28,513,054        1,995,529
----------------------------------------------------------------    ------------     ------------     ------------     ------------

Gross Profit ...................................................       8,309,947          719,377       14,357,309        1,204,474
Selling, General and Administrative Expenses ...................       7,201,081          644,049       12,542,036        1,082,566
----------------------------------------------------------------    ------------     ------------     ------------     ------------

Operating Income ...............................................       1,108,866           75,328        1,815,273          121,908
Interest Income ................................................          38,702           21,437           87,947           42,106
Interest Expense ...............................................        (262,867)         (16,913)        (444,387)         (25,221)
----------------------------------------------------------------    ------------     ------------     ------------     ------------

Income Before Provision For Income Taxes
   And Minority Interest .......................................         884,701           79,852        1,458,833          138,793
   Provision For Income Taxes ..................................         207,295             --            414,360             --
----------------------------------------------------------------    ------------     ------------     ------------     ------------

   Income Before Minority Interest .............................         677,406           79,852        1,044,473          138,793
   Minority Interest ...........................................         139,768           17,723          210,086           37,197
----------------------------------------------------------------    ------------     ------------     ------------     ------------

   Net Income ..................................................         537,638           62,129          834,387          101,596
   Preferred Stock Dividends ...................................          18,000             --             36,000             --
----------------------------------------------------------------    ------------     ------------     ------------     ------------

   Net Income Applicable To Common
   Stockholders ................................................    $    519,638     $     62,129     $    798,387     $    101,596
================================================================    ============     ============     ============     ============

   Net Income Per Common Share .................................    $        .07     $        .03     $        .12     $        .04
================================================================    ============     ============     ============     ============

   Weighted Average Number Of
   Common Shares Outstanding ...................................       7,547,408        2,313,042        6,849,921        2,300,200
================================================================    ============     ============     ============     ============


See accompanying notes to consolidated financial statements.

                                         APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------

                                                     CONSOLIDATED STATEMENTS OF
                                               STOCKHOLDERS' EQUITY For The Six Month
                                                Periods Ended June 30, 1997 And 1996
                                                             (Unaudited)
                                                                                                            Foreign
                                                           Common Stock        Additional    Retained      Currency       Total
                                                     ------------------------    Paid-In     Earnings     Translation  Stockholders'
                                                        Number       Amount      Capital     (Deficit)     Adjustment     Equity
                                                     -----------  -----------  -----------  -----------   -----------  -------------

Balance - January 1, 1996 ...........................    2,267,749  $     2,268  $ 3,358,072  $  (308,400)  $      --    $ 3,051,940
   Net Income .......................................         --           --           --        101,596          --        101,596
   Issuance Of Common Stock .........................      138,677          139      208,791         --            --        208,930
   Issuance Of Common Stock - In
      Acquisition Of Purchased Software .............       33,494           33       92,076         --            --         92,109
   50% Of Principal Payments Received
      On Note Receivable - Cadkey, Inc. .............         --           --         42,487         --            --         42,487
                                                       -----------  -----------  -----------  -----------   -----------  -----------

Balance - June 30, 1996 .............................    2,439,920  $     2,440  $ 3,701,426  $  (206,804)  $      --    $ 3,497,062
                                                       ===========  ===========  ===========  ===========   ===========  ===========

Balance - January 1, 1997 ...........................    5,798,701  $     5,799  $ 7,928,198  $   317,819   $      --    $ 8,251,816
   Net Income .......................................         --           --           --        798,387          --        798,387
   Issuance Of Common Stock .........................      727,532          728    1,708,800         --            --      1,709,528
   Issuance Of Common Stock to Redeem
      Preferred Stock ...............................      650,000          650    4,799,350         --            --      4,800,000
   Issuance of Common Stock for
      Acquisitions ..................................    1,871,767        1,871    4,819,492         --            --      4,821,363
   Class "H" Warrants Exercised .....................       60,000           60      119,940         --            --        120,000
   Class "I" Warrants Exercised .....................      350,000          350      699,650         --            --        700,000
   Foreign Currency Translation Adjustment ..........         --           --           --           --          26,869       26,869
                                                       -----------  -----------  -----------  -----------   -----------  -----------

Balance - June 30, 1997 .............................    9,458,000  $     9,458  $20,075,430  $ 1,116,206   $    26,869  $21,227,963
                                                       ===========  ===========  ===========  ===========   ===========  ===========

See the accompanying notes to consolidated financial statements.

                             APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                                                                   For The Six Months
                                                                                      Ended June 30,
                                                                                -------------------------
                                                                                    1997          1996
                                                                                -----------   -----------

Cash Flows From Operating Activities
   Net income ................................................................  $   798,387   $   101,596
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization .......................................      720,087       182,823
         Minority interest ...................................................      210,086        37,197
         Loss on sale of equipment ...........................................        6,939          --
         Change in assets and liabilities:
            Increase in accounts receivable and unbilled receivables .........   (1,658,035)     (452,784)
            Increase in inventories ..........................................   (1,072,057)     (206,505)
            Increase in prepaid expenses .....................................      (73,940)      (59,125)
            Increase in deferred tax asset ...................................      (69,732)      (22,000)
            Increase in accounts payable and accrued expenses ................        4,840       366,458
------------------------------------------------------------------------------  -----------   -----------
Net Cash Used In Operating Activities ........................................   (1,133,425)      (52,340)
------------------------------------------------------------------------------  -----------   -----------

Cash Flows From Investing Activities
   Increase in notes receivable - officers ...................................     (305,052)          (20)
   Payments received on note receivable - Cadkey, Inc. .......................         --          84,974
   Increase in other assets ..................................................     (232,656)      (64,220)
   Payments for equipment, computer software
      and leasehold improvements .............................................     (659,519)       (9,548)
   Proceeds from sale of equipment, computer software
      and leasehold improvements .............................................       21,510          --
   Payments for costs of asset and business acquisitions
      (net of cash balances acquired) ........................................      (23,801)      (59,483)
------------------------------------------------------------------------------  -----------   -----------
Net Cash Used In Investing Activities ........................................   (1,199,518)      (48,297)
------------------------------------------------------------------------------  -----------   -----------

Cash Flows From Financing Activities
   Net amounts borrowed on notes payable and long-term debt ..................    1,410,621       278,096
   Payments on capital lease obligations .....................................      (97,651)      (16,396)
   Decrease in notes payable - officers ......................................         --        (106,417)
   Issuance of common stock ..................................................    2,008,517       (66,070)
------------------------------------------------------------------------------  -----------   -----------
Net Cash Provided By Financing Activities ....................................    3,321,487        89,213
------------------------------------------------------------------------------  -----------   -----------

Net Increase (Decrease) In Cash And Cash Equivalents .........................      988,544       (11,424)

Cash And Cash Equivalents - Beginning Of Period ..............................      809,711       125,469
------------------------------------------------------------------------------  -----------   -----------

Cash And Cash Equivalents - End Of Period ....................................  $ 1,798,255   $   114,045
==============================================================================  ===========   ===========

Supplemental Disclosure Of Cash Flow Information
   Interest paid                                                                $   482,754   $    25,221
------------------------------------------------------------------------------  -----------   -----------


See the accompanying notes to consolidated financial statements.

                        APPLIED CELLULAR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                Introductory Note

   This quarterly report on Form 10-Q of Applied Cellular Technology, Inc. (the "Company"), contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements assume (i) the continued ability of the Company to sustain its growth through product development and business acquisitions, (ii) the continued development of the Company's technical, manufacturing, sales, marketing and management capabilities, and (iii) anticipated competition. Actual results could differ materially from these forward-looking statements as a result of, among others, regulatory or economic influences, the Company's ability to manage and integrate newly acquired businesses and retain existing management, business conditions and growth in the industries in which the Company operates, changes in customer order patterns, competition from competitors with far greater financial and other resources than that of the Company, risk of inventory obsolescence due to shifts in market demand, litigation and other economic factors.

   Assumptions with respect to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans of the Company will be achieved.

INTERIM ACCOUNTING POLICY

   In the opinion of management of Applied Cellular Technology, Inc., the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the consolidated financial position of the Company at June 30, 1997, and the consolidated statements of operations, cash flows and stockholders' equity for the six month period ended June 30, 1997. These consolidated financial statements do not include all the disclosures normally presented under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

Principles of Consolidation

   The financial statements include the accounts of Applied Cellular Technology, Inc. and wholly owned and eighty percent owned subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation. The Company acquired interests in four companies during the first quarter of 1997, and interests in three companies during the second quarter of 1997. The financial position and results of operations of these acquisitions are included in the Company's consolidated financial statements as of their effective date of acquisition. Net operating revenue of these companies included in total revenue were $12,299,685 and $20,056,395 for the three and six month periods ended June 30, 1997, respectively.


Earnings Per Share Information

   Earnings per share information is based upon the weighted average common shares outstanding during the quarters and the six month periods ended June 30, 1997 and 1996.

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted in the fourth quarter of 1997. The Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of the adoption is not expected to materially impact basic earnings per share. The Company has not yet determined what the impact of Statement No. 128 will be on the calculation of fully diluted earnings per share.


Subsequent Event

   Subsequent to June 30, 1997, the Company acquired an 80 percent interest in DLS Service Corporation ("DLS") in exchange for 57,600 shares of the Company's restricted common stock at closing and up to an additional 28,800 shares on each of the first and second anniversaries of closing if certain profit targets are met. DLS is a value added reseller of PC based computer systems to independent retailers of liquor, wine and beer.

   The financial condition as at June 30, 1997 and the results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Summary

   The following table summarizes the Company's results of operations as a percentage of Net Operating Revenue for the quarters and six month periods ended June 30, 1997 and 1996, and is derived from the unaudited consolidated statements of operations in Part I of this report.

                                                                     RELATIONSHIP TO NET
                                                                      OPERATING REVENUE
                                                    -------------------------------------------------
                                                          Three Months               Six Months
                                                         Ended June 30,            Ended June 30,
                                                    -----------------------   -----------------------
                                                       1997         1996         1997         1996
                                                    ----------   ----------   ----------   ----------

Net Operating Revenue ............................      100.0%       100.0%       100.0%       100.0%
Cost of Goods Sold ...............................       66.4%        63.4%        66.5%        62.4%
                                                    ----------   ----------   ----------   ----------

Gross Profit .....................................       33.6%        36.6%        33.5%        37.6%
Selling, General and Administrative Expenses .....       29.1%        32.7%        29.3%        33.8%
                                                    ----------   ----------   ----------   ----------

Operating Income .................................        4.5%         3.9%         4.2%         3.8%
Interest Income ..................................        0.2%         1.1%         0.2%         1.3%
Interest Expense .................................       -1.1%        -0.9%        -1.0%        -0.8%
                                                    ----------   ----------   ----------   ----------

Income Before Provision For Income Taxes And
  Minority Interest ..............................        3.6%         4.1%         3.4%         4.3%
Provision For Income Taxes .......................        0.8%         0.0%         1.0%         0.0%
                                                    ----------   ----------   ----------   ----------

Income Before Minority Interest ..................        2.8%         4.1%         2.4%         4.3%
Minority Interest ................................        0.6%         0.9%         0.5%         1.2%
                                                    ----------   ----------   ----------   ----------

Net Income .......................................        2.2%         3.2%         1.9%         3.1%
Preferred Stock Dividends ........................        0.1%         0.0%         0.1%         0.0%
                                                    ----------   ----------   ----------   ----------

Net Income Applicable To Common Stockholders .....        2.1%         3.2%         1.8%         3.1%
                                                    ----------   ----------   ----------   ----------

General

   The Company's results of operations improved significantly from the second quarter of 1996 to the second quarter of 1997, and from the six month period ended June 30, 1996 to the same period in 1997. The significant increases are all attributable to the Company's growth of existing businesses and to its growth through acquisition.

   The Company had net income of $519,638, or $0.07 per share, during the second quarter of 1997, compared to net income of $62,129, or $0.03 per share, during the same period in 1996. For the six month periods ended June 30, 1997 and 1996, the Company had net income of $798,387, or $0.12 per share, and $101,596, or $0.04 per share, respectively.

   During the first quarter of 1997, the Company acquired interests in four companies: Hopper Manufacturing, Co., Inc., a re-manufacturer and distributor of automotive parts; Norcom Resources, Inc., which provides computer brokerage and engineering services, parts and technical support for main frame computer systems; Pizarro Re-Marketing, Inc., which provides re-marketing services of internal disk drives and tape storage devices for main frame computer systems; and MVAK Technologies, Inc. which remanufactures and services high-end vacuum pumps used in the semiconductor, medical and electronics manufacturing industries.

   During the second quarter, the Company acquired interests in three companies:
Advanced Telecommunications, Inc., an installer of telecommunication equipment and voice messaging/voice response systems, and a distributor of voice and data network services; Signal Processors Limited, a United Kingdom manufacturer of satellite communications equipment, including satellite modems and satellite tracking systems; and Intermatica, Inc., a developer of industry compatible original equipment manufacturer software tool kits.

   These seven acquisitions contributed $12,299,685 or 49.7 percent of NOR in the second quarter of 1997, and $20,056,395 or 46.8 percent of revenue for the six months ended June 30, 1997.


Results of Operations

   Net operating revenue (NOR) for the three months ended June 30, 1997 was $24,743,566, a 1,158 percent increase over NOR of $1,966,769 for the same period in 1996. For the six months ended June 30, 1997, NOR was $42,870,364, compared to $3,200,003 for the same period in 1996, a 1240 percent increase. NOR increases are attributable to the growth of our existing businesses and to the growth contributed by the five acquisitions the Company made during the latter half of 1996, four acquisitions during the first quarter of 1997, and three acquisitions made during the second quarter of 1997.

   During the second quarter of 1997, 42.0 percent of NOR was contributed by the retail group, 39.3 percent was contributed by the computer group and 18.7 percent by the manufacturing group. In the second quarter of 1996, these groups contributed 50.0 percent, 15.0 percent and 35.0 percent of NOR, respectively. For the six months ended June 30, 1997, 42.0 percent of NOR was contributed by the retail group, 41.3 percent was contributed by the computer group and 16.7 percent by the manufacturing group. In the same period in 1996, these groups contributed 58.0 percent, 20.5 percent and 21.5 percent,

   Cost of goods sold (COGS) increased by 1217 percent from the second quarter of 1996 to the second quarter of 1997. The increase in COGS is attributable to the growth of the Company's existing businesses and to the growth contributed by the five acquisitions the Company made during the latter half of 1996, four acquisitions during the first quarter of 1997, and three acquisitions made during the second quarter of 1997. COGS as a percentage of NOR was 66.4 percent in the second quarter of 1997 compared to 63.4 percent in the comparable period in 1996. For the six month period ended June 30, 1997, COGS was 66.5 percent of NOR, compared to 62.4 percent of NOR in the same period in 1996.

   For the current quarter, the gross profit, as a percentage of NOR, was
33.6 percent compared to 36.6
percent in the same period in 1996. For the six month period ended June 30, 1997, such gross profit percentage was 33.5 percent compared to 37.6 percent in the same period in 1996. The decline in the gross profit percentage from 1996 to 1997 is attributable to the different business mix and to newly acquired businesses with lower overall margin contributions.

   Selling, general and administrative expenses (SG&A), as a percentage of NOR, was 29.1 percent and 32.7 percent in the second quarters of 1997 and 1996, respectively, and includes depreciation and amortization of $390,626 and $99,407, respectively. For the six months ended June 30, 1997, SG&A, as a percentage of NOR, was 29.3 percent and 33.8 percent, respectively, and includes depreciation and amortization of $720,087 and $182,823, respectively.

   Operating income increased 1,372 percent from the second quarter of 1996 to the second quarter of 1997, and 1,389 percent from the six month period ended June 30, 1996 to the six month period ended June 30, 1997. The increase in operating income is attributable to the growth of the Company's businesses and to the growth contributed by the five acquisitions the Company made during the latter half of 1996, four acquisitions during the first quarter of 1997, and three acquisitions made during the second quarter of 1997. Operating income as a percentage of NOR was 4.5 percent and 3.9 percent in the second quarters of 1997 and 1996, respectively, and 4.2 percent and 3.8 percent for the six month periods ended June 30, 1997 and 1996, respectively.

   Interest income was $38,702 and $21,437 for the second quarters of 1997 and 1996, respectively, and $87,947 and $42,106 for the six month periods ended June 30, 1997 and 1996, respectively.

   Interest expense was $262,837 and $16,913 for the second quarters of 1997 and 1996, respectively, and $444,387 and $25,221 for the six month periods ended June 30, 1997 and 1996, respectively. Interest expense increased 1454 percent from the second quarter of 1996 to the second of 1997, and by 1662 for the six months ended June 30, 1996 to 1997. As a percentage of NOR, interest expense was
1.1 percent and 0.9 percent in the second quarters of 1997 and 1996, respectively, and 1.0 percent and 0.8 percent for the six months ended June 30, 1997 and 1996, respectively.

   The Company's effective income tax rate was 23.4 percent in the second quarter of 1997 compared to 0 percent in the second quarter of 1996, and was
28.4 percent for the six month period ended June 30, 1997 compared to 0 percent in 1996. In 1997 and 1996 the Company benefitted from tax net operating loss carryforwards.


Financial Condition

   As of June 30, 1997, cash and cash equivalents totaled $1,798,255, up from $809,711 at December 31, 1996. Cash of $1,133,425 and $52,340 was used in operating activities in the six months ended June 30, 1997 and 1996, respectively. This use of cash during these periods reflects increases in accounts receivable and unbilled receivables, inventory and prepaid expenses. These activities accounted for the use of $2,840,032 and $691,410 of operating cash in 1997 and 1996, respectively. One of the Company's objectives is to maximize its cash flow as management believes it offers evidence of financial strength. However, as the Company experiences substantial growth, its investment needs are more substantial than those of more mature companies with modest investment needs. Consequently, the Company will continue, in the foreseeable future, to continue to use cash from operations and to continue to finance this use of cash through financing activities such as the sale of common stock and/or bank borrowing.

   Inventory levels increased by 122 percent from December 31, 1996 to June 30, 1997. This increase was primarily attributable to growth through acquisitions and to the resulting increased level of business. The 83 percent increase in accounts and unbilled receivables from December 31, 1996 to June 30, 1997 reflects revenue growth from both existing and acquired businesses. Accounts payable and accrued expenses increased by 80 percent during this period, again attributable to the Company's growth and the resulting increased level of business.

   Investing activities used $1,199,518 and $48,297 of cash in the six months ended June 30, 1997 and 1996. During this period in 1997, investing activities consisted principally of increases in notes receivable from officers, increases in other assets and payments for equipment, computer software and leasehold improvements. In the same period in 1996, investing activities consisted principally of costs associated with acquisitions, and increases in other assets, offset by cash received from notes receivable.

   The Company obtained positive cash flows of $3,321,487 and $89,213 from financing activities in the six months ended June 30, 1997 and 1996, respectively. The major financing sources of cash in the 1997 period were proceeds from the sale of the Company's common shares and net bank borrowing, offset by payments on capital lease obligations. The major financing sources of cash in the 1996 period were net bank borrowing and proceeds from the sale of common shares, offset by payments on notes payable to officers and capital lease obligations.

   Other sources of liquidity include the Company's ability to obtain term loans and revolving lines of credit for its operating subsidiaries, the sale of common and preferred shares, the exercise of warrants, and the raising of other forms of debt or equity through private placement. The Company believes that its current cash position, augmented by financing activities, will provide it with sufficient resources to finance its working capital requirements for the remainder of the year. The Company's capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in its existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. The Company believes that it has the financial resources to meet its future business requirements.


Outlook

   The Company's objective is to continue to grow from existing business segments and through acquisitions, both domestically and abroad. The Company's strategy has been, and continues to be, to invest in, and acquire, businesses that complement and add to its existing business base. The Company has expanded significantly through acquisition in the last twelve months and continues to do so. The Company's financial results are substantially dependent on not only its ability to sustain and grow existing businesses, but to continue to grow through acquisition. The Company expects to continue to pursue its acquisition strategy for the remainder of 1997, but there can be no assurance that management will be able to continue to find, acquire and integrate high quality companies at attractive prices.

                           PART II - OTHER INFORMATION

Item 2 - Changes in Securities

   Effective as of January 1, 1997, the Company entered into agreements with Bruce Reale and Vincent A. Lo Castro, under which the Company agreed to pay consulting fees to each of them in the amount of $96,000 per calendar quarter, in lieu of dividends otherwise payable in respect of shares of preferred stock of the Company owned by Mr. Lo Castro and a trust affiliated with Mr. Reale. Effective June 30, 1997, the Company exchanged an aggregate of 650,000 shares of its common stock for 48,000 shares of such preferred stock held by Mr. Lo Castro, and in exchange for certain related warrants. The Company's obligation to pay the consulting fees to Mr. Lo Castro described above was terminated as part of such exchange.

   An aggregate of 3,292,473 shares of the Company's restricted common stock was issued as consideration for the businesses acquired as discussed in Item 5 below.

   On April 18, 1997, the Company filed a Registration Statement on Form S-3 under the Securities Act of 1933, (Registration No. 333-25431), to register 1,918,053 outstanding Common Shares on behalf of selling shareholders. The registration statement became effective on May 30, 1997.


Item 5 - Other Information

   On July 30, 1997, the Company entered into an agreement to purchase eighty percent of the 1,000 issued and outstanding common shares of Advanced Telecommunications, Inc., from two selling shareholders in exchange 2,048,000 shares of the Company's restricted common stock. The shares were issued on July 30, 1997, and the transaction was consummated on August 1, 1997. For accounting purposes, the effective date of the transaction was May 1, 1997.

   On July 30, 1997, the Company entered into an agreement to purchase eighty percent of the 313,757 issued and outstanding ordinary shares of Signal Processors Limited from eleven selling shareholders in exchange for 475,920 shares of the Company's restricted common stock at closing and additional consideration to be determined at the end of calendar years 1997 and 1998 in the form of shares of the Company's restricted common stock dependent upon Signal Processors operating profits for 1997 and 1998. The shares were issued to the selling shareholders on July 30, 1997, and the transaction was consummated on August 6, 1997. For accounting purposes, the effective date of the transaction was May 1, 1997.

   Effective as of July 31, 1997, the Company's wholly owned subsidiary, ACT Acquisition Corp., ("Acquisition Corp."), entered into an Agreement of Plan and Merger with the seven selling shareholders of Intermatica, Inc. ("Intermatica"), whereby Intermatica was merged with and into Acquisition Corp. in consideration for the Company issuing 710,953 shares of its restricted common stock. For accounting purposes, the effective date of the transaction was June 30, 1997.

   On July 28, 1997, the Company entered into an agreement to acquire eighty percent of the 500 issued and outstanding common shares of DLS Service Corporation from the two selling shareholders in consideration for 57,600 shares of the Company's restricted common stock issued at closing and up to an additional 28,800 shares of the Company's restricted common stock on each of the first and second anniversaries of closing if certain profit targets are met. For accounting purposes, the effective date of the transaction was July 1, 1997.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

      Exhibit 27 - Financial Data Schedule - on page 18 of this report is incorporated herein by reference

(b)   Reports on Form 8-K

      The following reports on Form 8-K were filed by the Company between April 1, 1997 and the date of filing this report:

      (1) the Company's current report on Form 8-K filed on April 2, 1997;
      (2) the Company's current report on Form 8-K filed on April 11, 1997; and
      (3) the Company's current report on Form 8-K filed on April 15, 1997.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St.
Louis, State of Missouri, on August 13, 1997.

                                        APPLIED CELLULAR TECHNOLOGY, INC.

                                        By:  /s/ David A. Loppert
                                             -----------------------------------
                                             David A. Loppert, Vice President,
                                             Treasurer and Chief Financial
                                             Officer (Principal Financial
                                             and Accounting Officer)