Form 10-Q
period 1997-09-30
APPLIED CELLULAR TECHNOLOGY INC
filed 1997-11-13
CIK 924642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1997

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

                                    MISSOURI
                          (State or other jurisdiction
                        of incorporation or organization)

                                   43-1641533
                                  (IRS Employer
                             Identification number)

                        James River Professional Center,
                 Highway 160 & CC, Suite 5, Nixa, Missouri 65714
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (417) 725-9888


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


       The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 10, 1997:

                             Class Number of Shares
                    Common Stock; $.001 Par Value 17,715,221

                                   APPLIED CELLULAR TECHNOLOGY, INC.

                                                 Index
                                                                      Page No.
Part I   Financial Information

 Item 1       Financial Statements

             Condensed Consolidated Balance Sheets at September 30, 1997
             and December 31, 1996                                        3

             Condensed Consolidated Statements of Operations for the Three Months and Nine Months ended September 30, 1997 and 1996

             Condensed Consolidated Statements of Stockholders' Equity for the Nine Months ended September 30, 1997 and 1996

             Condensed Consolidated Statements of Cash Flows for the Nine Months
             ended September 30, 1997 and 1996                            6

             Notes to Condensed Consolidated Financial Statements         7

 Item 2       Management's Discussion and Analysis of Results of
             Operations and Financial Condition                          10

Part II       Other Information

  Item 1       Legal Proceedings                                         14

  Item 2       Changes in Securities                                     14

  Item 3       Defaults upon Senior Securities                           14

  Item 4       Submission of Matters to a Vote of Security Holders       14

  Item 5       Other Information                                         15

  Item 6       Exhibits and Reports on Form 8-K                          16

Signatures                                                               17

                                   APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)
                                                         Assets
                                                                                        September 30,       December 31,
                                                                                                 1997               1996
                                                                                 ---------------------------------------
Current Assets
   Cash and cash equivalents                                                            $   5,327,091      $     809,711
   Accounts receivable and unbilled receivables (net of allowance for
      doubtful accounts of $132,000 in 1997 and $101,000 in 1996)                          18,203,454          6,874,808
   Inventories                                                                              9,867,162          4,290,681
   Notes receivable                                                                           803,811          1,646,773
   Prepaid expenses and other current assets                                                1,265,930            264,716
------------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                              35,467,448         13,886,689

Land, Equipment And Leasehold Improvements                                                  5,031,275          2,915,056

Notes Receivable                                                                              575,000            575,000

Goodwill                                                                                   10,678,979         14,267,985

Purchased Computer Software                                                                   411,190            638,397

Other Assets                                                                                2,775,786            924,966
------------------------------------------------------------------------------------------------------------------------

                                                                                         $ 54,939,678       $ 33,208,093
========================================================================================================================

                                          Liabilities And Stockholders' Equity

Current Liabilities
   Notes payable                                                                        $   6,782,357       $  3,920,057
   Current maturities of long-term debt                                                       361,942            333,833
   Current portion of capital lease obligations                                               109,696            159,227
   Accounts payable and accrued expenses                                                   13,921,376          7,280,419
   Due to investment company                                                                       --            521,000
------------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                         21,175,371         12,214,536
------------------------------------------------------------------------------------------------------------------------

Long-Term Liabilities
   Long-term debt                                                                           2,067,877          1,247,158
   Capital lease obligations                                                                  219,875            138,444
------------------------------------------------------------------------------------------------------------------------
         Total Long-Term Liabilities                                                        2,287,752          1,385,602
------------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                          23,463,123         13,600,138
------------------------------------------------------------------------------------------------------------------------

Minority Interest                                                                           1,703,713            456,139
------------------------------------------------------------------------------------------------------------------------

Redeemable Preferred Shares                                                                   900,000         10,900,000
------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
   Common shares:
      Authorized 40,000,000 shares in 1997 and 20,000,000 in 1996, of $.001 par value; issued and outstanding 16,281,849
         and 5,798,701 shares in 1997 and 1996, respectively                                   16,282              5,799
   Additional paid-in capital                                                              26,575,493          7,928,198
   Retained earnings                                                                        2,289,796            317,819
   Foreign currency translation adjustment                                                     (8,729)                --
------------------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                                        28,872,842          8,251,816
------------------------------------------------------------------------------------------------------------------------

                                                                                         $ 54,939,678       $ 33,208,093
========================================================================================================================

See the accompanying notes to condensed consolidated financial statements.

                                   APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------

                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)


                                                            For The Three Months             For The Nine Months
                                                            Ended September 30,             Ended September 30,,
                                                      ----------------------------------------------------------------
                                                                   1997           1996            1997            1996
                                                      ----------------------------------------------------------------

Net Operating Revenue                                      $ 29,195,281    $ 4,402,704    $ 72,065,644     $ 7,602,707

Cost of Goods Sold                                           18,826,116      2,167,631      47,339,170       4,163,160
----------------------------------------------------------------------------------------------------------------------

Gross Profit                                                 10,369,165      2,235,073      24,726,474       3,439,547

Selling, General and Administrative Expenses                  7,703,503      1,828,975      20,245,539       2,911,541
----------------------------------------------------------------------------------------------------------------------

Operating Income                                              2,665,662        406,098       4,480,935         528,006

Interest Income                                                  45,956         25,522         133,903          67,628

Interest Expense                                               (295,275)       (49,930)       (739,662)        (75,151)
----------------------------------------------------------------------------------------------------------------------

Income Before Provision For Income Taxes
   And Minority Interest                                      2,416,343        381,690       3,875,176         520,483

Provision For Income Taxes                                      980,693        133,702       1,395,053         133,702
----------------------------------------------------------------------------------------------------------------------

Income Before Minority Interest                               1,435,650        247,988       2,480,123         386,781

Minority Interest                                               244,060         42,816         454,146          80,013
----------------------------------------------------------------------------------------------------------------------

Net Income                                                    1,191,590        205,172       2,025,977         306,768

Preferred Stock Dividends                                        18,000             --          54,000              --
----------------------------------------------------------------------------------------------------------------------

Net Income Applicable To
   Common Shareholders                                  $     1,173,590  $     205,172  $    1,971,977    $    306,768
======================================================================================================================

Net Income Per Common Share                             $           .09  $         .06  $          .21    $    .11
======================================================================================================================

Weighted Average Number Of
   Common Shares Outstanding                                 12,896,253      3,505,122       9,619,372       2,706,254
======================================================================================================================

See the accompanying notes to condensed consolidated financial statements.



                                         APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------

                                     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        For The Nine Months Ended September 30, 1997 And 1996
                                                             (Unaudited)

                                                                                                          Foreign
                                                                             Additional      Retained     Currency      Total
                                                      Common Stock           Paid-In         Earnings   Translation  Stockholders'
                                                   Number       Amount       Capital       (Deficit)     Adjustment    Equity
                                              -----------------------------------------------------------------------------------


Balance - January 1, 1996                       2,267,749   $ 2,268    $   3,358,072      $ (308,400)   $      --   $   3,051,940
   Net Income                                          --        --               --         306,768           --         306,768
   Issuance Of Common Stock                       427,328       427          464,505              --           --         464,932
   Issuance Of Common Stock For Acquisitions    1,946,789     1,947        2,463,337              --           --       2,465,284
     Warrants Redeemed                            260,000       260          649,740              --           --         650,000
   50% Of Principal Payments Received
      On Note Receivable - Cadkey, Inc.                --        --           64,477              --           --          64,477
---------------------------------------------------------------------------------------------------------------------------------

Balance - September 30, 1996                    4,901,866   $ 4,902    $   7,000,131    $     (1,632)   $      --   $   7,003,401
=================================================================================================================================

Balance - January 1, 1997                       5,798,701   $ 5,799    $   7,928,198      $  317,819    $      --   $   8,251,816
   Net Income                                          --        --               --       1,971,977           --       1,971,977
   Issuance Of Common Stock                     1,075,694     1,076        2,039,389              --           --       2,040,465
     Issuance Of Common Stock to Redeem
           Preferred Stock                      1,354,167     1,354        2,498,646              --           --       2,500,000
     Issuance Of Common Stock For Acquisitions  6,053,287     6,053        7,000,260              --           --       7,006,313
   Warrants Redeemed                            2,000,000     2,000        7,109,000              --           --       7,111,000
   Foreign Currency Translation Adjustment             --        --               --              --       (8,729)         (8,729)
---------------------------------------------------------------------------------------------------------------------------------

Balance - September 30, 1997                   16,281,849  $ 16,282     $ 26,575,493     $ 2,289,796     $ (8,729)   $ 28,872,842
=================================================================================================================================


--------------------------------------------------------------------------------

See the accompanying notes to condensed consolidated financial statements.



                                   APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------

                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)


                                                                                   For The Nine Months
                                                                                    Ended September 30,
                                                                        -----------------------------------
                                                                                      1997           1996
                                                                        -----------------------------------

Cash Flows From Operating Activities
   Net income                                                                $     1,971,977   $    306,768
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization                                             1,286,348        351,456
         Minority interest                                                           454,146         80,013
         Gain on sale of equipment                                                (1,234,771)            --
         Change in assets and liabilities:
            Increase in accounts receivable and unbilled receivables              (3,081,649)    (1,000,141)
            Increase in inventories                                               (1,391,360)      (493,646)
            Increase in prepaid expenses                                            (322,604)      (175,414)
            Increase in deferred tax asset                                           (71,625)       (63,510)
            Increase (decrease) in accounts payable and
               accrued expenses                                                   (1,400,063)       431,992
-----------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                             (3,789,601)      (562,482)
-----------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Decrease in notes receivable - officers                                           345,861             --
   Payments received on note receivable - Cadkey, Inc.                                    --        128,953
   Increase in other assets                                                         (589,318)      (173,043)
   Payments for equipment, computer software
      and leasehold improvements                                                  (1,048,913)       (84,294)
     Proceeds from sale of equipment, computer software
          and leasehold improvements                                               1,436,820             --
   Payments for costs of asset and business acquisitions
      (net of cash balances acquired)                                                192,868        230,450
-----------------------------------------------------------------------------------------------------------
Net Cash Provided By Investing Activities                                            337,318        102,066
-----------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Net amounts borrowed on notes payable and long-term debt                          105,433        803,712
   Payments on capital lease obligations                                            (164,060)       (26,110)
   Decrease in notes payable - officers                                                   --       (238,658)
   Issuance of common stock                                                        8,028,290        762,702
-----------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                          7,969,663      1,301,646
-----------------------------------------------------------------------------------------------------------

Net Increase In Cash And Cash Equivalents                                          4,517,380        841,230

Cash And Cash Equivalents - Beginning Of Period                                      809,711        125,469
-----------------------------------------------------------------------------------------------------------

Cash And Cash Equivalents - End Of Period                                        $ 5,327,091   $    966,699
===========================================================================================================

Supplemental Disclosure Of Cash Flow Information
   Interest paid                                                                $    778,029   $     75,151
   Income taxes paid                                                                 443,735             --
--------------------------------------------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Applied Cellular Technology, Inc. (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made.

The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated statements of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the condensed financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2.       Principles of Consolidation

The financial statements include the accounts of Applied Cellular Technology, Inc. and wholly owned and eighty percent owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company acquired interests in four companies during the first quarter of 1997, interests in three companies during the second quarter of 1997, and interests in four companies during the third quarter of 1997. The financial position and results of operations of these acquisitions are included in the Company's financial statements as of their effective date of acquisition. Net operating revenue of these companies included in total revenue were $18,401,882 and $39,653,956 for the three and nine months ended September 30, 1997, respectively.

2.       Recently Issued Accounting Standards

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

     In June, 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". These statements will affect the disclosure requirements for the 1998 annual financial statements. Currently, the Company is evaluating the effect of these new statements.

3.       Stockholders' Equity

         On August 20, 1997, the stockholders of the Company approved an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of common stock from 20,000,000 to 40,000,000, an amendment to increase the authorized number of shares of preferred stock from 1,000,000 to 5,000,000, and an amendment to the Company's 1996 Non-Qualified Stock Option Plan to increase the number of shares reserved for issuance from 2,000,000 to 5,000,000.

4.       Subsequent Event

         On October 24, 1997, the Company acquired a 100 percent interest in Alacrity Systems, Inc. ("Alacrity") in exchange for 622,755 shares of the Company's restricted common stock. Alacrity, headquartered in Hackettstown, New Jersey, is a software technology company that develops software for office devices that have telephony, faxing, copying, printing and scanning capabilities in one multifunctional (MFP) product. Alacrity licenses its technology and desktop software to manufacturers of multifunctional devices and image processing peripherals. This software enables users to view, manage, transmit and process information from the desktop with full fax, scan, e-mail (including Internet), optical character recognition, print and copy capability.

5.       Pro Forma Information

     The following pro forma condensed consolidated statement of operations of the Company for the nine months ended September 30, 1997 gives effect to the acquisitions of the following companies as if they were effective at January 1, 1997:

     Acquired Company                     Effective Date of Acquisition

   Hopper Manufacturing Co., Inc.              January 1, 1997
   Norcom Resources, Inc.                      January 1, 1997
   Pizarro Remarketing, Inc.                   January 1, 1997
   MVAK Technologies, Inc.                     February 1, 1997
   Advanced Telecommunications, Inc.           May 1, 1997
   Signal Processors, Ltd.                     May 1, 1997
   Intermatica, Inc.                           June 30, 1997
   DLS Service Corporation                     July 1, 1997
   STC Netcom, Inc.                            July 1, 1997
   Cybertech Station, Inc.                     July 1, 1997
   PPL, Ltd.                                   July 1, 1997
   Alacrity Systems, Inc.                      October 1, 1997

The pro forma condensed consolidated statement of operations gives effect to the acquisitions under the purchase method of accounting, and may not be indicative of the results that would have occurred had the acquisitions been effective on the dates indicated or of the results that may be obtained in the future.


            Pro Forma Condensed Consolidated Statement of Operations
                  For The Nine Months Ended September 30, 1997
                                   (Unaudited)
Net operating revenue                                $       92,396,024
Cost of goods sold                                           61,030,719
                                                        ---------------
Gross profit                                                 31,365,305
Operating expenses                                           26,725,778
                                                        ---------------
Operating income                                              4,639,527
Interest income                                                 207,001
Interest expense                                              (841,830)
Minority interest                                             (382,322)
Provision for income taxes                                  (1,475,498)
                                                        ---------------
Net income                                                    2,146,878
Dividends                                                        54,000
                                                        ---------------
Net income applicable to common stockholders         $        2,092,878
                                                        ===============
Net income per common share                                        0.15
                                                        ===============
Weighted average number of common shares outstanding         14,130,057
                                                        ===============


The following pro forma condensed consolidated balance sheet at September 30, 1997 gives effect to the acquisitions as though they were effective as of September 30, 1997. The pro forma condensed consolidated balance sheet gives effect to the acquisitions under the purchase method of accounting.



                 Pro Forma Condensed Consolidated Balance Sheet
                               September 30, 1997
                                   (Unaudited)
Current assets                                   $         38,027,353
Land, equipment and leasehold improvements                  5,359,460
Goodwill                                                   10,728,056
Other assets                                                3,766,726
Total assets                                     $         57,881,595
                                                      ===============

Current liabilities                              $         21,515,491
Capital lease obligations                                     219,875
Long-term debt                                              2,067,877
Minority interest                                           1,631,889
Redeemable preferred stock                                    900,000
Common stock                                                   16,905
Additional paid-in capital                                 29,127,590
Retained earnings                                           2,410,697
Foreign currency translation adjustments                      (8,729)
Total liabilities and stockholders' equity       $         57,881,595
                                                      ===============

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes on pages 3 through 9, as well as the Company's Annual Report on Form 10- KSB for the year ended December 31, 1996. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see exhibit 99 attached hereto.

Results of Operations

         The Company's results of operations improved significantly from the third quarter of 1996 to the third quarter of 1997, and from the nine months ended September 30, 1996 to the same period in 1997. The significant increases are all attributable to the Company's growth of existing businesses and to its growth through acquisition.

         The Company had net income of $1,173,590, or 9 cents per share, in the third quarter of 1997, a 472% increase from $205,172, or 6 cents per share, a year earlier. For the nine months ended September 30, 1997, the Company had net income of $1,971,977, or 21 cents per share, up 543% from $306,768, or 11 cents per share, for the nine months ended September 30, 1996.

The following table summarizes the Company's results of operations as a percentage of net operating revenue for the three and nine months ended September 30, 1997 and 1996, and is derived from the unaudited condensed consolidated statements of operations in Part I of this report.



                                                        Relationship to Net Operating Revenue
                                             -----------------------------------------------------------
                                                     Three Months                   Nine Months
                                                  Ended September 30,           Ended September 30,
                                             -----------------------------  ----------------------------
                                                  1997            1996           1997          1996
                                             --------------  -------------  ------------- --------------
Net Operating Revenue                                100.0%         100.0%         100.0%         100.0%
Cost of Goods Sold                                    64.5%          49.2%          65.7%          54.8%
                                             --------------  -------------  ------------- --------------
Gross Profit                                          35.5%          50.8%          34.3%          45.2%
Selling, General and Administrative Expenses          26.4%          41.5%          28.1%          38.3%
                                             --------------  -------------  ------------- --------------
Operating Income                                       9.1%           9.3%           6.2%           6.9%
Interest Income                                        0.2%           0.6%           0.2%           0.9%
Interest Expense                                      -1.0%          -1.1%          -1.0%          -1.0%
                                             --------------  -------------  ------------- --------------
Income Before Provision For Income Taxes And
      Minority Interest                                8.3%           8.8%           5.4%           6.8%
Provision For Income Taxes                            -3.4%          -3.0%          -1.9%          -1.8%
                                             --------------  -------------  ------------- --------------
Income Before Minority Interest                        4.9%           5.8%           3.5%           5.0%
Minority Interest                                     -0.8%          -1.0%          -0.6%          -1.1%
                                             --------------  -------------  ------------- --------------
Net Income                                             4.1%           4.8%           2.9%           3.9%
Preferred Stock Dividends                             -0.1%           0.0%          -0.1%           0.0%
                                             --------------  -------------  ------------- --------------
Net Income Applicable To Common Stockholders'          4.0%           4.8%           2.8%           3.9%
                                             --------------  -------------  ------------- --------------



Net Operating Revenue

         Net operating revenue was $29,195,281 in the third quarter of 1997, up 563% percent from $4,402,704 a year earlier. For the nine months ended September 30, 1997, net operating revenue rose 848% to $72,065,644 from $7,602,707 in the nine months ended September 30, 1996. Net operating revenue increases are attributable to the growth of the Company's existing businesses and to the growth contributed by the five acquisitions the Company made during the latter half of 1996, four acquisitions during the first quarter of 1997 three acquisitions made during the second quarter of 1997, and four acquisitions made during the third quarter of 1997.

         In the first quarter of 1997, the Company acquired interests in the following four companies: Hopper Manufacturing, Co., Inc., a re-manufacturer and distributor of automotive parts; Norcom Resources, Inc., which provides computer brokerage and engineering services, parts and technical support for main frame computer systems; Pizarro Re-Marketing, Inc., which provides re-marketing services of internal disk drives and tape storage devices for main frame computer systems; and MVAK Technologies, Inc. which remanufactures and services high-end vacuum pumps used in the semiconductor, medical and electronics manufacturing industries.

         During the second quarter, the Company acquired interests in the following three companies: Advanced Telecommunications, Inc., an installer of telecommunication equipment and voice messaging/voice response systems, and a distributor of voice and data network services; Signal Processors Limited, a United Kingdom manufacturer of satellite communications equipment, including satellite modems and satellite tracking systems; and Intermatica, Inc., a developer of industry compatible original equipment manufacturer software tool kits.

         During the third quarter, the Company acquired interests in the following four companies: DLS Service Corporation, a value added reseller of point-of-sale systems specializing in sales to the retail liquor industry; STC Netcom, Inc., a builder and installer of PCS (Personal Communication Services), Microwave, and Cellular antennas in North America; Cybertech Station, Inc., a reseller of new and used memory products for workstations, servers and midrange computer systems, and PPL, Ltd., a rental and leasing company specializing in the leasing and rental of computers, accessories and peripherals.

         These eleven acquisitions contributed $18,401,882, or 63 percent, of net operating revenue in the third quarter of 1997, and $39,653,956, or 55 percent, of revenue for the nine months ended September 30, 1997.

         During the third quarter of 1997, 50.0 percent of net operating revenue was contributed by the Services (formerly Retail) Group, 31.9 percent was contributed by the Computer Group and 18.1 percent by the Manufacturing Group. In the third quarter of 1996, these groups contributed 74.9 percent, 7.1 percent and 18.0 percent of net operating revenue, respectively. For the nine months ended September 30, 1997, 45.2 percent of net operating revenue was contributed by the Services Group, 37.5 percent was contributed by the Computer Group and
17.3 percent by the Manufacturing Group. In the same period in 1996, these groups contributed 67.8 percent, 12.8 percent and 19.4 percent, respectively.

Gross Profit

         Gross profit was $10,369,165 in the third quarter of 1997, up 364 percent from $2,235,073 a year earlier. For the current quarter, the gross profit, as a percentage of net operating revenue, was 35.5 percent compared to
50.8 percent in the same period in 1996. For the nine months ended September 30, 1997, gross profit was $24,726,474, up 619 percent from $3,439,547 in the same period in 1996. For the nine months ended September 30, 1997, the gross profit percentage was 34.3 percent compared to 45.2 percent in the same period in 1996. The decline in the gross profit percentage from 1996 to 1997 is attributable to the different business mix and to newly acquired businesses with lower overall margin contributions.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses, as a percentage of net operating revenue, was 26.4 percent and 41.5 percent in the third quarters of 1997 and 1996, respectively, and includes depreciation and amortization of $566,261 and $168,633, respectively. For the nine months ended September 30, 1997, selling, general and administrative expenses, as a percentage of net operating revenue, was 28.1 percent and 38.3 percent, respectively, and includes depreciation and amortization of $1,286,348 and $351,456, respectively.

Operating Income

         Operating income was $2,665,662 in the third quarter of 1997, up 556% from $406,098 in the same period in 1996. As a percentage of net operating revenue, operating income was 9.1 percent and 9.2 percent in the third quarters of 1997 and 1996, respectively. Operating income for the nine months ended September 30, 1997 was $4,480,935, up 749 percent from $528,006 in the 1996 period. Operating income as a percentage of net operating revenue was 6.2 percent and 6.9 percent for the nine month periods ended September 30, 1997 and 1996, respectively. The increase in operating income is attributable to the growth of the Company's existing businesses and to the growth contributed by the five acquisitions the Company made during the latter half of 1996, and the eleven acquisitions during 1997.

Interest Income and Expense

         Interest income was $45,956 and $25,522 for the third quarters of 1997 and 1996, respectively, and $133,903 and $67,628 for the nine months ended
September 30, 1997 and 1996, respectively. Interest expense was $295,275 and $49,930 for the third quarters of 1997 and 1996, respectively, and $739,662 and $75,151 for the nine months ended September 30, 1997 and 1996, respectively. Interest expense increased 491 percent from the third quarter of 1996 to the third quarter of 1997, and by 884 percent for the nine months ended September 30, 1996 to 1997. As a percentage of net operating revenue, interest expense was
1.0 percent and 1.1 percent in the third quarters of 1997 and 1996, respectively, and 1.0 percent for both the nine months ended September 30, 1997 and 1996.

Income Taxes

         The Company's effective income tax rate was 40.6 percent in the third quarter of 1997 compared to 35.0 percent in the third quarter of 1996, and was
36.0 percent for the nine months ended September 30, 1997 compared to 25.7 percent in 1996. The increase in the effective rate for the third quarter of 1997 was as a result of adjustments to the provision for income tax recorded by the Company's United Kingdom subsidiary, Signal Processors, Ltd.. In 1996 the Company benefitted from tax net operating loss carryforwards, resulting in a lower income tax rate used in the income tax provision.

Financial Condition

         As of September 30, 1997, cash and cash equivalents totaled $5,327,091, up from $809,711 at December 31, 1996. Cash of $3,789,601 and $562,482 was used in operating activities in the nine months ended September 30, 1997 and 1996, respectively. This use of cash during these periods reflects increases in accounts receivable and unbilled receivables, inventory and prepaid expenses and a decrease in accounts payable in the 1997 period. These activities accounted for the use of $6,195,676 and $1,237,209 of operating cash in 1997 and 1996, respectively. One of the Company's objectives is to maximize its cash flow as management believes it offers evidence of financial strength. However, as the Company experiences substantial growth, its investment needs are more substantial than those of more mature companies with modest investment needs. Consequently, the Company will continue, in the foreseeable future, to continue to use cash from operations and to continue to finance this use of cash through financing activities such as the sale of common stock and/or bank borrowing.

         Inventory levels increased by 130 percent from December 31, 1996 to September 30, 1997. This increase was primarily attributable to growth through acquisitions and to the resulting increased level of business. The 165 percent increase in accounts and unbilled receivables from December 31, 1996 to September 30, 1997 reflects revenue growth from both existing and acquired businesses. Accounts payable and accrued expenses increased by 91 percent during this period, again attributable to the Company's growth and the resulting increased level of business.

         Investing activities provided $337,318 and $102,066 of cash in the nine months ended September 30, 1997 and 1996. During this period in 1997, investing activities consisted principally of decreases in notes receivable from officers, increases in other assets and a net cash inflow from the sale of equipment, computer software and leasehold improvements net of payments for equipment, computer software and leasehold improvements. In the same period in 1996, investing activities consisted principally of costs associated with acquisitions, and increases in other assets, offset by cash received from notes receivable.

         The Company obtained positive cash flows of $7,969,663 and $1,301,646 from financing activities in the nine months ended September 30, 1997 and 1996, respectively. The major financing sources of cash in both the 1997 and 1996 period were proceeds from the sale of the Company's common shares and net bank borrowing, offset by payments on capital lease obligations.

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

Outlook

         The Company's objective is to continue to grow from existing business segments and through acquisitions, both domestically and abroad. The Company's strategy has been, and continues to be, to invest in, and acquire, businesses that complement and add to its existing business base. The Company has expanded significantly through acquisitions in the last twelve months and continues to do so. The Company's financial results are substantially dependent on not only its ability to sustain and grow existing businesses, but to continue to grow through acquisition. The Company expects to continue to pursue its acquisition strategy for the remainder of 1997, but there can be no assurance that management will be able to continue to find, acquire and integrate high quality companies at attractive prices.

     The Company has made a decision to exit the retail cellular phone business and is currently evaluating the impact of this decision, but expects that it will have no material adverse impact on future earnings or performance.

                           PART II - OTHER INFORMATION

Item 1 -      Legal Proceedings

         Not applicable

Item 2 -      Changes in Securities

         Effective as of January 1, 1997, the Company entered into agreements with Bruce Reale, Vincent A. Lo Castro and Capital Alliance Corporation, under which the Company agreed to pay quarterly consulting fees of $96,000 each to Mr. Reale and Mr. Lo Castro, and $8,000 to Capital Alliance Corporation, in lieu of dividends otherwise payable in respect of shares of preferred stock of the Company owned by Mr. Lo Castro, a trust affiliated with Mr. Reale and Capital Alliance Corporation. Effective June 30, 1997, the Company exchanged an aggregate of 650,000 shares of its common stock for 48,000 shares of such preferred stock held by Mr. Lo Castro, and in exchange for certain related warrants. The Company's obligation to pay the consulting fees to Mr. Lo Castro described above was terminated as part of such exchange. Effective September 30, 1997, the Company exchanged an aggregate of 704,167 shares of its common stock for 52,000 shares of such preferred stock held by Mr. Reale and Capital Alliance Corporation, and in exchange for certain related warrants. The Company's obligation to pay the consulting fees to Mr. Reale and Capital Alliance Corporation described above were terminated as part of such exchange.

         An aggregate of 2,900,562 shares of the Company's restricted common stock was issued as consideration for the businesses acquired as discussed in
Item 5 below.

         On October 10, 1997, the Company filed a Registration Statement on Form S-3 under the Securities Act of 1933 (Registration No. 333-37713), to register 8,858,516 outstanding Common Shares on behalf of selling shareholders. This registration statement is subject to completion and is not yet effective.

     On November 5, 1997, the Company filed a Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 333-39553), to register 5,000,000 shares of the Company's authorized Common Shares reserved for issuance under the Company's 1996 Non-Qualified Stock Option Plan (as amended through August 20, 1997). This registration statement became effective on November 5, 1997. On November 11, 1997, Richard J. Sullivan, the Chairman of the Board and Chief Executive Officer of the Company, and Garrett A. Sullivan, the President and Chief Operating Officer of the Company, exercised options covered by this registration statement to acquire an aggregate of 650,000 shares of common stock of the Company, at an exercise price of $4.25 per share. On November 12, 1997, the Company filed a post-effective amendment to the registration statement to allow for the resale of such shares. The selling shareholders expect to sell such shares in broker transactions through Attkisson, Carter & Akers, Atlanta, Georgia.

Item 3 -      Defaults Upon Senior Securities

         Not Applicable

Item 4 -      Submission of Matters to a Vote of Security Holders

         An Annual Meeting of Stockholders was held on August 20, 1997 to:

(i) Elect five directors to hold office until the Annual Meeting of Stockholders to be held in 1998 and until their respective successors have been duly elected and qualified. The result of the vote to elect the five directors were as follows:

     Richard J. Sullivan,  Garrett A. Sullivan, Angela M. Sullivan and Arthur F.
          Noterman all received 5,811,922 votes for, none withheld, and 6,941 abstentions. Daniel E. Penni received 5,811,922 votes for, none withheld, and 6,940 abstentions.

(ii) Ratify the appointment of Rubin, Brown, Gornstein & Co., LLP as independent auditors of the Company for the 1997 calendar year. The proposal received 5,806,678 votes for, 3,899 votes against, and 8,286 abstentions.

(iii) Approve an amendment to the articles of incorporation of the Company to increase the authorized number of shares of common stock from 20,000,000 to 40,000,000. The proposal received 5,535,467 votes for,
         277,335 votes against, and 6,061 abstentions.

(iv) Approve an amendment to the articles of incorporation of the Company to increase the authorized number of shares of preferred stock from 1,000,000 to 5,000,000. The proposal received 5,386,707 votes for, 425,593 votes against, and 6,563 abstentions.

(v) Approve an amendment to the articles of incorporation of the Company to allow the Board of Directors to adopt and amend the By-Laws without further action by the shareholders. The proposal received 4,786,835 votes for, 538,627 votes against, and 493,401 abstentions.

(vi) Approve a further amendment and restatement of the articles of incorporation of the Company. The proposal received 5,529,386 votes for, 234,562 votes against, and 54,915 abstentions.

(vii) Approve an amendment to the Company's 1996 Non-Qualified Stock Option Plan (a) to increase the number of shares available for issuance from 2,000,000 to 5,000,000, (b) to allow for re-issuance of options for shares delivered to the Company in payment for option shares, and (c) to permit grant of options by the whole Board of Directors as well as by a committee of the Board. The proposal received 5,528,644 votes for, 249,431 votes against, and 40,788 abstentions.

(viii) Ratify grants of options to purchase an aggregate of 1,765,200 shares of the Company's common stock granted under the Company's 1996 Non-Qualified Stock Option Plan since the 1996 Annual Meeting of Shareholders. The proposal received 5,632,617 votes for, 141,226 votes against, and 45,020 abstentions.

Item 5 -      Other Information

         On July 28, 1997, the Company entered into an agreement to acquire all of the 500 issued and outstanding common shares of DLS Service Corporation from the two selling shareholders in consideration for 57,600 shares of the Company's restricted common stock issued at closing and up to an additional 28,800 shares of the Company's restricted common stock on each of the first and second anniversaries of closing if certain profit targets are met. For accounting purposes, the effective date of the transaction was July 1, 1997.

         On September 5, 1997, the Company entered into an agreement to purchase eighty percent of the 20,000 issued and outstanding common shares of STC Netcom, Inc., from twenty-one selling shareholders in exchange for 1,600,000 shares of the Company's restricted common stock. For accounting purposes, the effective date of the transaction was July 1, 1997.

         On October 8, 1997, the Company entered into an agreement to purchase eighty percent of the 100 issued and outstanding ordinary shares of Cybertech Station, Inc. from the selling shareholder in exchange for 158,351 shares of the Company's restricted common stock at closing and additional consideration to be determined at the end of calendar year 1997 in the form of shares of the Company's restricted common stock dependent upon Cybertech's operating profits for 1997. For accounting purposes, the effective date of the transaction was July 1, 1997.

         Effective as of July 1, 1997, the Company's wholly owned subsidiary, PPL of Delaware Inc. ("PPL- Delaware."), entered into an Agreement of Plan and Merger ("Merger") with the two selling shareholders (PPL Sellers") of PPL, Ltd. ("PPL"), whereby PPL-Delaware was merged with and into PPL in consideration for the Company issuing 461,856 shares of its restricted common stock to the PPL Sellers. Under the terms of the Merger, the PPL Sellers shall be entitled to receive additional shares of the Company's restricted common stock if certain profit levels are met in 1998, 1999 and 2000. For accounting purposes, the effective date of the transaction was July 1, 1997.

         On October 24, 1997, the Company entered into an agreement to purchase all of the 6,537,865 issued and outstanding common shares, and all of the 27,879,377 issued and outstanding preferred shares of Alacrity Systems, Inc. from forty-four selling shareholders in exchange for 622,755 shares of the Company's restricted common stock. The shares were issued on October 27, 1997, and the transaction was consummated on October 31, 1997. For accounting purposes, the effective date of the transaction is October 1, 1997.

Item 6 -      Exhibits and Reports on Form 8-K

(a)      Exhibits

     (27) Financial Data Schedule (filed only electronically with the SEC)

     (99) Cautionary Statements

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed by the Company between July 1, 1997 and the date of filing this report:

         (1) the Company's current report on Form 8-K filed on November 13, 1997.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              APPLIED CELLULAR TECHNOLOGY, INC.
                              (Registrant)

Date:    November 13, 1997       By:   /s/ David A. Loppert
                                     -----------------------
                             David A. Loppert, Vice President, Treasurer and
                                  Chief Financial Officer (Principal Financial
                                  and Accounting Officer)

                                Exhibit Index

Number                Description of Exhibits

     27   Financial Data Schedule (filed only electronically with the SEC)

     99   Cautionary Statements