Form 10-K
period 1997-12-31
APPLIED CELLULAR TECHNOLOGY INC
filed 1998-03-30
CIK 924642

As Filed with the Securities and Exchange Commission on March 30, 1998
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               (Mark One)

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

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

                         James River Professional Center
                    Highway 160 & CC, Suite 5, P.O. Box 2067
                              Nixa, Missouri 65714
                                 (417) 725-9888
                   (Address, including zip code, and telephone
                  number, including area code, of registrant's
                          principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                                $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes [X] No.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 20, 1998, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $95,800,000.

     At March 20, 1998, 22,187,960 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's definitive proxy statement to be filed within 120 days of the registrant's year-end, issued in connection with the registrant's 1998 annual meeting of shareholders (Part III).

                                TABLE OF CONTENTS

  Item                  Description                              Page

                                     PART I

 1. Business                                                           3
 2. Properties                                                        11
 3. Legal Proceedings                                                 11
 4. Submission of Matters to a Vote of Security Holders               11

                                     PART II

 5. Market for Registrant's Common Equity and Related                 12
     Stockholder Matters
 6. Selected Financial Data                                           15
 7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                    16
7A. Quantitative and Qualitative Disclosures About Market Risk        22
 8. Financial Statements and Supplementary Data                       22
 9. Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosures                         22

                                    PART III

10. Directors And Executive Officers of the Registrant                23
11. Executive Compensation                                            24
12. Security Ownership of Certain Beneficial Owners and Management    24
13. Certain Relationships and Related Transactions                    25

                                     PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  25

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Applied Cellular Technology, Inc. (with its subsidiaries, the "Company", "ACT" or the "Registrant") is a diversified technology company that specializes in providing services and solutions to the wireless, telecommunications and digital industry. The Company's overall goal is to acquire the development, manufacturing and delivery capabilities needed to take full advantage of the industry's move from analog to digital and from wireline to wireless systems. The Company currently operates through its subsidiaries in the United States, Canada and the United Kingdom. The Company is a Missouri corporation and was incorporated on May 11, 1993.

     The Company's business is currently organized into four business groups, or industry segments: the Services and Solutions Group, the Computer Group, the Manufacturing Group and the International Group, as follows:

       The Services and Solutions Group installs, sells, services and supports business cellular phone and other wireless services, business telephone systems, voice mail and interactive voice response systems, flat rate extended area calling services for business and residential customers, commercial long distance and local telephone services, residential long distance telephone services, digital satellite television services to business and consumer end-users, and computer systems, offering custom and custom-tailored software and hardware systems for manufacturers, wholesalers, distributors and field sales and service organizations, and construction and installation of microwave cellular and digital personal communication services (PCS) towers.

       The Computer Group provides leasing, re-marketing, parts-on-demand, consulting and business continuity services for mainframe, midrange and PC systems to industrial, commercial and retail organizations.

       The Manufacturing Group manufactures customized analog and digital and off-the-shelf industrial temperature controls and custom analog and digital electrical products and controls for factory automation, combustion and commercial heating and air conditioning systems.

       The International Group was formed in 1997 to enable the Company to become an application service solutions provider to the global wireless industry.

     The principal office of the Company is currently located at Highway 160 and CC, Suite 5, Nixa, Missouri 65714, phone 417-725-9888. Satellite corporate offices are located in Amherst, New Hampshire, Cambridge, Massachusetts and St. Louis, Missouri. The Company is relocating its principal and satellite offices to Palm Beach, Florida and expects to complete this relocation by June 1, 1998.

     Each operating business is conducted through a separate subsidiary company directed by its own management team, and each subsidiary company has its own marketing and operations support personnel. Each management team reports to the Group Vice President and ultimately to the Company's President, who is responsible for overall corporate control and coordination, as well as financial planning. The Chairman is responsible for the overall business and strategic planning of the Company.

     The largest part of the Company's current operations are the result of acquisitions completed during the last two years. During 1995, the Company's net operating revenues were $2.3 million. For 1996, net operating revenues were $19.9 million For 1997, the Company's net operating revenues were $103.2 million. Since January 1, 1997, the Company has completed fourteen additional acquisitions of companies whose aggregate net revenues for the year ended December 31, 1997 were approximately $62.4 million, or 60.5% of the Company's total revenues for 1997. See the Company's Consolidated Financial Statements on pages 27 through 55 of this annual report on Form 10-K for the financial performance of each of the Company's four business groups.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

     This Annual Report on Form 10-K, including the information incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, (i) the Company's growth strategies, (ii) anticipated trends in the Company's business and demographics and (iii) the Company's ability to successfully integrate the business operations of recently acquired companies. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of the factors described in Exhibit 99.1 hereto, including, among others, regulatory, competitive or other economic influences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will be accurate.

BUSINESS GROUPS

THE SERVICES AND SOLUTIONS GROUP

     The  Company's   services  and  solutions  group  comprises  the  following subsidiary companies and divisions:

               ACT Missouri - Applied Cellular Technology's
                 Software and Services Division.
               Atlantic Systems, Inc.
               ATI Communications, Inc.
               Advanced Telecommunications, Inc.
               Alacrity Systems, Inc.
               City Dial Network Services, Ltd.
               C.T. Specialists, Inc.; and
               STC Netcom, Inc.

This group is involved in the following activities:

               Wireless-Enabled Computer Software Application Development Business Telephone Systems, Cellular Telephones and Services Telephony, Fax and E-mail Multi-Function Software
               Field Sales and Service
               Construction of Cellular, PCS, Microwave and
                Fiber Optic Infrastructure

Wireless-Enabled Computer Software Applications -

     ACT's software and services group provides custom-tailored software for a variety of applications including:

               Warehouse Management
               Manufacturing Shop Floor Control
               Field Service
               Retail Merchandising
               Municipal/Utility

     In addition to custom projects, ACT develops and markets middleware for developers and users of portable data collection equipment. ACT's Flex Connect System links corporate systems to laptops, PDA's, handheld terminals and other mobile devices via wireless or wireline connections. ACT's SQL-Connect database connectivity system enables handheld terminals and other portable devices to function as SQL-compatible clients on such systems as Microsoft SQL-Server, Oracle and Informix.

     ACT is a value-added reseller for several different manufacturers of wireless portable data collection terminals, bar code printers, computers and related equipment. ACT integrates this hardware with custom-tailored software, specific for the customer's needs.

     Communications technology is another important part of ACT's business. ACT integrates diverse systems and protocols to produce integrated systems which collect data via wireless hand held devices, process the data locally (either on the hand held unit or on a local LAN-based processor) then transmit the data in real time to corporate systems. This requires various system design and programming techniques including client-server computing, operating systems internal programming and application programming in a variety of languages and involving a wide range of database systems.

     ACT's development of proprietary RF wireless technology and a suite of software applications position the Company to benefit from the dramatic industry changes that are now underway. As industry moves from analog to digital and from wireline to wireless, many companies are considering upgrading their systems.

Spirits `97 Liquor Store Systems for Windows `95 and Windows NT

     Atlantic Systems, Inc.'s ("ASI") Spirits `97 System is a comprehensive liquor store point of sale and inventory control system. With over 500 customers, ASI is emerging as a leader in this niche industry. Spirits `97 is a comprehensive store management system consisting of an in-store register and inventory control system networked with a centralized administration center for control of pricing, inventory, sales, customer services and accounting. An optional internet module lets customers build a customized web site, offering users an on-line view of currently available products. Orders can be placed for pick up today or to reserve an upcoming vintage for delivery as soon as it arrives. Extensive use of bar coding speeds customer check out and simplifies checking in products from warehouse shipments and direct store deliveries. An optional warehouse management system allows for wireless bar code data collection at an affordable price. From its headquarters in Wall Township, New Jersey, ASI provides software development, sales, installation, training and customer support services. ASI also maintains sales and service offices in Atlanta, Baltimore, Boston and Hartford.

Business Telephone Systems, Cellular Telephones and Services

     Through its subsidiaries, the Company provides a variety of telephone related services. ATI Communications, Inc. ("ATI"), founded in Bethel Park, PA in 1984, is a full-service telecommunications company specializing in complete telephone systems and solutions for its customers. Through its team of trained sales and service professionals, ATI offers an array of telecommunications products and services including interconnect (business telephone systems and voice mail from Toshiba, Telrad and Applied Voice Technology), business cellular telephones and other business wireless services as an agent for AT&T Wireless Services and Cellular One, and commercial long distance service, digital satellite television, internet access and other network services. ATI serves corporate customers in Western Pennsylvania, Harrisburg, Philadelphia, Washington D.C., Baltimore and Northern Virginia.

     Advanced Telecommunications, Inc. ("ATI-IL"), founded in 1983 and based in Naperville, Illinois, provides comprehensive telecommunications solutions to businesses throughout the Chicago Metropolitan Area. ATI-IL sells and services Inter-Tel, Toshiba, Panasonic and Fujitsu telephone systems and Octel VMX voice mail, and represents Amertitech Voice and Data Services, offering ISDN, 56K and T1 services.

     City Dial Network Services, Ltd. ("City Dial") is one of Canada's leading providers of Flat Rate Extended Area Calling Services. Based in Toronto, Canada, City Dial provides value-added telecommunications services to over 4,000 customers in Montreal, Calgary and Toronto. City Dial was founded in 1991 to take advantage of the deregulation of Canada's telecommunications industry. The company initially positioned itself in the long distance market as an Extended Area Service (EAS) provider. Since then, City Dial has become a leader in the EAS market by leasing lines and services from local telephone companies in very large quantities and then using these lines to expand the local calling area for industrial and commercial customers. This is a value-added service because it allows customers to avoid the previous long distance charges associated with calling these extended areas. In 1993, City Dial expanded into the long distance market as a reseller and added "800" service to its product offering. City Dial also recently entered the Residential Flat Rate Extended Area Service Market.

Telephony, Fax and E-Mail Multi-Function Software

     Alacrity Systems,  Inc.  ("Alacrity"),  headquartered in Hackettstown,  New
Jersey, is a software technology company specializing in the development and marketing of software for small office/home office (SOHO) and workgroup applications. Alacrity's software enables users to view, manage, transmit and process information using fax, scanning, e-mail, printing and copy functions. Integration of these capabilities into a single multifunction program (MFP) is particularly advantageous to users in small office/home office and small workgroup environments.

     Alacrity's programs are bundled with MFP hardware units such as combination fax/copier/scanners on an original equipment manufacturer (OEM) basis. Alacrity's OEM customers include Panasonic, Sharp, Toshiba and others.
Alacrity's extensive software engineering capabilities enable OEM's to offer more competitive products with improved price/performance, shortened development cycles and reduced development cost. Alacrity's staff has capability in the design, development and marketing of graphics, office automation, electronic publishing and document management software.

     Intermatica, Inc. and Tech Tools, Inc., divisions of Alacrity, are software sales companies offering specialized CAD applications, database code generators, spreadsheet compilers and installer software to develop business software applications running under Microsoft's Windows 95, Windows and DOS platforms.

Field Sales and Service

     Founded in Sacramento, California in 1977, C. T. Specialists, Inc. ("CTS") is a distributor and manufacturers representative company, specializing in the application and sales of controls for factory automation, combustion and commercial heating and air conditioning (HVAC). CTS also fabricates customized control panels. CTS sales are divided between industrial customers and HVAC customers. CTS distributes products manufactured by Omron Electronics, Honeywell, Siebe, Maxon Corporation and many others. CTS's products are sold to industrial plants for manufacturing processes and to systems integrators for use in their end products. HVAC control products are sold to mechanical contractors for commercial installation and maintenance. Major customers include NEC, E & J Gallo, Frito Lay, General Foods, Aerojet, Hershey, Stanford University and Farmers Rice.

Construction of Cellular, PCS, Microwave and Fiber Optic Infrastructure

     STC Netcom, Inc. ("STC") is a communications construction contractor, which builds, installs and maintains PCS, microwave and cellular antennas and fiber optic systems in North America. As a general contractor, STC designs, installs and maintains paging, two-way, microwave, cellular, PCS and fiber optic systems. As part of ACT's Services and Solutions Group, STC's designs incorporate fabricated enclosures, digital controllers and satellite dish positioning systems manufactured by Applied Cellular's Cra-Tek, U.S. Electric and Signal Processor's divisions.

     STC carries licenses with multiple classifications in all states where it does business. This has enabled the company to secure contracts and provide services for national accounts such as Sprint, AT&T Wireless, GTE, MCI, Wiltel and Pacific Bell. STC constructed the first cellular system in any U.S. National Park (Yosemite) and provided construction services for the initial launch of Sprint's MTA services in the state of Washington.

THE COMPUTER GROUP

     The computer group is made up of the following subsidiary companies:

              Universal Commodities Corp.
              Cybertech Station, Inc.
              Elite Computer Services, Inc.
              Norcom Resources, Inc.
              Pizarro Re-Marketing, Inc.; and
              PPL, Ltd.

     For computer users who are upgrading to the latest technology, disposing of their existing equipment can present a variety of challenges. Effective remarketing of used equipment is an important value-added service which provides significant advantages to existing owners and prospective buyers of the equipment and also helps protect the environment.

     ACT's Computer group deinstalls, refurbishes and reclaims used computer equipment, especially mainframe systems. These include deinstallation and transportation logistics, warehousing, test/burn-in and configuration -- even reclaiming precious metals from equipment which cannot be utilized further.

     Universal Commodities Corp. ("UCC"), based in Burlington, New Jersey, is a buyer, seller and renter of new, off-line and off-lease computer systems ranging from mainframes to PCs, and related peripheral equipment and devices. UCC is also a parts supplier and purchases electronic components and other scrap for de-manufacturing and reclamation of precious materials, steel, aluminum and copper.

     Cybertech Station, Inc. ("Cybertech"), based in Newtown, Pennsylvania, specializes in new and used computer memory products manufactured for workstations, servers and midrange computer systems by such industry leaders as Hewlett-Packard, IBM, Sun Microsystems, Silicon Graphics and Compaq. Cybertech's products are sold to customers in North America, Canada, the United Kingdom, Germany and Denmark.

     Elite Computer Services, Inc. ("Elite"), based in Randolph, New Jersey, an authorized IBM "business partner," is a seller of new IBM equipment and parts. Elite also re-markets used IBM mainframe parts and other components. It acquires used parts by purchasing used IBM mainframes, monitors, keyboards and printers, which it then strips down. Elite provides 24-hour parts on demand service.

     Norcom Resources, Inc. ("Norcom"), based in St. Paul, Minnesota, is an integrated organization providing brokerage and engineering services, parts and technical support. Norcom specializes in servicing the IBM mainframe after-market with hardware, engineering services on an integrated basis, parts and technical support

     Based in Dallas, Texas, Pizarro Re-Marketing, Inc. ("Pizarro") provides re-marketing services in the disk and tape industry. Pizarro is also a retailer and wholesaler in both the domestic and international markets of RAMAC product and IBM tape product.

     Based in New York City, PPL, Ltd. leases and rents computers, computer accessories and peripherals, wireless phones and exhibition space and facilities for trade shows and conventions in New York City and in the Greater New York area.

THE MANUFACTURING GROUP

     ACT's manufacturing divisions produce a wide range of products, most of which involve emerging digital and wireless technologies. As part of the Manufacturing Group, these divisions give ACT the advantages of advanced engineering, fabrication and assembly capabilities which are key to the development of advanced wireless and digital products.

         The manufacturing group consists of:

              Burling Instruments, Inc.
              CRA-TEK Company
              Hopper Manufacturing Co., Inc.
              MVAK Technologies, Inc.; and
              US Electrical Products Corp., t/a Gavan-Graham Electric Products.

     Burling Instruments, Inc. ("Burling"), based in Chatham, New Jersey, is a manufacturer of industrial temperature controls. The typical uses of the product are as temperature controls or safety limit switches. Burling's customer base is broad based over a variety of OEMs and those in need of replacement units. The scope of OEM companies range from the manufacturer of tempering ovens for eyeglass retailers to manufacturers of large steam turbines for the power industry. Burling has been in business since 1935. Burling has three basic product lines: Differential Expansion; Solid State; and Thermostats.

     Cra-Tek  Company  ("Cra-Tek"),  based  in  Sacramento,   California,  is  a
specialized manufacturer of custom digital and analog industrial electric controls and components. Cra-Tek operates through two divisions:

     Cra-Tek Industrial Controls provides turn-key, rebuilt and retrofit systems to manufacturing, water and waste water treatment facilities. It also provides 24-hour on-call service. It is an authorized factory parts distributor and custom manufactures design motor control systems for the industrial manufacturing and utility industries.

     Cra-Tek  Industrial  Electric  manufactures and supplies custom digital and analog electrical products to the water and waste water industry, government, state and local authorities and private and industrial commercial enterprises. This division works with the control division to upgrade and retrofit existing industrial facilities.

     Cra-Tek markets its systems through warranty service representatives and referrals. Electrical contracts are obtained through a bidding process, referrals and repeat customers. There are a number of electrical contractors in Northern California; however, Cra-Tek offers custom electrical applications, system integration, a 24-hour on-site service team, U. L. panel building abilities, distribution and warranty services at one location.

     Hopper Manufacturing Co., Inc. ("Hopper"), based in Sacramento California, re-manufactures and distributes automotive parts, primarily alternators, starters, water pumps, distributors and smog pumps, to an established client base primarily in the Pacific states, but also to customers throughout the United States.

     MVAK Technologies, Inc. ("MVAK"), based in Billerica, Massachusetts, provides services to the vacuum equipment industry. MVAK re-manufactures vacuum pumps and provides new and reconditioned equipment, fluids, parts, filtration equipment, media and engineering and consultative services.

     Gavan-Graham Electrical Products ("Gavan-Graham") is a custom manufacturer of electrical products, specializing in digital and analog panelboards, switchboards, motor controls and general control panels. Gavan-Graham also provides custom manufacturing processes such as shearing, punching, forming, welding, grinding, painting and assembly of various component structures.

     Gavan-Graham is a 53-year old company located in Maywood, New Jersey. Gavan-Graham contracts with state and local authorities, primarily the New York Transit Authority, the New Jersey Mass Transit Authority, the New York and New Jersey Departments of Transportation and the New Jersey Turnpike Authority. It also performs work for "Fortune 500" companies and other much smaller clients.


THE INTERNATIONAL GROUP

     ACT's International Group was formed in 1997 to enable the Company to become an application service solution provider to the global wireless industry.

Digital Satellite Technology

     Signal Processors Limited ("SPL") designs, manufactures and supports satellite communication sub-systems and has made contributions to global satellite communications technology. SPL's core products include satellite modems (SPL is the largest European manufacturer of this type of device), data broadcast receivers and antenna controllers. SPL's objective is to build price-competitive equipment which minimizes the whole life cost of a system through superior technology and stringent quality control.

     SPL's digital signal processor, filter and software designs position it to benefit as the internet user community migrates to broadband, high throughput connections during the next few years. SPL believes that it is one of a handful of companies who possess the technology to put reliable, cost-effective, fast satellite communications in a desktop PC.

Antenna Control Systems

     These devices are used to ensure large antennas at satellite earth stations aim precisely at their satellites at all times. Most communication satellites are normally stationary in the sky above the equator; however, increasing numbers oscillate North-South several degrees every day. These satellites operate in inclined orbits and consequently demand special tracking devices to maintain optimum alignment of the antenna at all times.

     SPL was the first to develop orbit modeling to maximize accuracy of tracking. The INTRAC INtelligent TRacking Antenna Controllers are used to control dishes between 3.5m and 32m in diameter in over 200 sites worldwide. INTRAC systems provide exceptionally robust and reliable tracking, with well over four million operational hours recorded in earth stations around the world.

     INTRAC offers a range of interfaces to accommodate the many different drives, controllers, position sensors, actuators, etc. used for managing dish orientation. This flexibility enables SPL to undertake retrofit projects in which entire control systems on existing installations are swapped out for a turnkey INTRAC-based solution. In 1993, SPL won and successfully completed a major retrofit contract from AT&T in the US involving installing SPL controllers on seven AT&T antennas, including five very large antennas, 100 feet in diameter. SPL's retrofit teams have to-date retrofitted controllers to fifty antennas in the United Kingdom, United States, Canada, Hawaii, Thailand, Oman, Singapore, Aruba and Puerto Rico.

COMPETITION

     Each segment of the Company's business is highly competitive, and it is expected that competitive pressures will continue. Many of the Company's competitors have far greater financial, technological, marketing, personnel and other resources than those available to the Company. The areas which the Company has identified for continued growth and expansion are also target market segments for some of the largest and most strongly capitalized companies in the United States, Canada and Europe. There can be no assurance that the Company will have the financial, technical, marketing and other resources required to compete successfully in this environment in the future.

EMPLOYEES

     At  December  31,  1997,   the  Company  and  its   subsidiaries   employed
approximately 650 employees.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

     To the best of the Company's knowledge, compliance with federal, state, local and foreign provisions enacted or adopted for the protection of the environment has had no material effect upon its operations.

ITEM 2.       PROPERTIES

     At December 31, 1997, the Company leased approximately 225,000 square feet of its operating facilities. These leases expire at various dates through 2010. In March 1997, Burling Instruments purchased its office and manufacturing facilities, comprising approximately 11,000 square feet, of which 7,500 square feet is for manufacturing and 3,500 square feet is for office space.

ITEM 3.        LEGAL PROCEEDINGS

     The Company and certain subsidiaries are parties to various legal actions as either plaintiff or defendant. In the opinion of management, these proceedings will not have a material adverse affect on the financial position or overall trends in results of the Company. The estimate of the potential impact on the Companies financial position or overall results of operations for these proceedings could change in the future.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY
                 AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock trades on the Nasdaq Small-Cap Market under the symbol "ACTC." The following table sets forth the high and low sale prices of the Common Stock as reported by the Nasdaq Small-Cap Market for each of the quarters during the Company's last two fiscal years.

                                       High            Low
         1996
          First Quarter.........       6-7/8          2-3/4
          Second Quarter........       9-1/8              4
          Third Quarter.........       7-7/8          3-3/4
          Fourth Quarter........       7-3/8          4-1/2

         1997
          First Quarter.........       5-7/8              4
          Second Quarter........       4-3/8          2-5/8
          Third Quarter ........       8-3/4          3-1/16
          Fourth Quarter .......       9-3/4          3-15/16

Current Acquisitions

     The Company has acquired companies through the issuance of Common Stock at the then current market value. These shares of Common Stock have registration rights and subsequent sale upon registration could have a negative impact on the market price of the Common Stock.

Holders

     As of March 20, 1998, there were approximately 1,100 shareholders of record and approximately 3,900 beneficial shareholders.

Dividends

     Holder's of the Company's Common Stock are entitled to receive such dividends as may be declared by its Board of Directors. Other than the distribution of warrants pursuant to the Joint Actions by Unanimous Consent of the Board of Directors and Shareholders dated March 25, 1994, since the Company's inception, no dividends on the Company's Common Stock have ever been paid, and the Company does not anticipate that dividends will be paid on the Company's Common Stock in the foreseeable future. Holders of the Company's redeemable preferred stock are entitled to receive an 8% annual cumulative dividend.

Recent Sales of Unregistered Securities

     The following table lists all unregistered securities sold by the Company in 1997. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

                                                                    Number of
                                             Issued                  Common
   Name/Entity/Nature                Note     For                    Shares

Advanced Telecommunications, Inc.      1  Acquisition                2,100,480
Alacrity Systems, Inc.                 2  Acquisition                  640,959
Canadian Network Services, Inc.        3  Acquisition                1,116,460
Cra-Tek Company                        4  Acquisition                    5,503
C.T. Specialists, Inc.                 5  Acquisition                  787,914
Cybertech Station, Inc.                6  Acquisition                  167,238
DLS Service Corporation                7  Acquisition                   57,600
Hopper Manufacturing Co., Inc.         8  Acquisition                  196,572
Intermatica, Inc.                      9  Acquisition                  710,953
MVAK Technologies, Inc.               10  Acquisition                  408,131
Norcom Resources, Inc.                11  Acquisition                  300,753
Pizarro re-Marketing, Inc.            12  Acquisition                  218,936
PPL, Ltd.                             13  Acquisition                  528,852
Signal Processors Limited             14  Acquisition                  488,162
STC Netcom, Inc.                      15  Acquisition                1,670,000
Universal Commodities Corporation     16  Acquisition                  260,708
Burling Instruments, Inc.             17  Real Property
                                           Acquisition                  36,422
ATI Communications                    18  Preferred Stock
                                           Conversion                1,354,167
Warrants Exercised                    19  Warrants Exercised         2,323,500
Stock Option Exercise                 20  Stock Options                650,000
Employee Stock Sales                  21  Employee Stock Sales         175,000
Private Placements                    22  Private Placements           172,222
The Bay Group                         23  Acquisition Services         193,265
Professional Services                 24  Professional Services        261,816
Richard J. Sullivan                   25  Salary Election               48,109
                                                                ==============
     Total                                                          14,873,722
                                                                ==============

--------------------------

     1. Includes 2,048,000 shares issued to the Selling Shareholders and 52,480 shares issued as finder's fees.

     2. Includes 622,755 shares issued to the Selling Shareholders and 18,204 shares issued as finder's fees.

     3. Represents 1,116,640 shares issued to the Stage I Selling Shareholders.

     4. Represents shares issued to a Selling Shareholder to acquire such shareholders minority interest.

     5. Includes 757,610 shares issued to the Selling Shareholders and 30,304 shares issued as finder's fees.

     6. Includes 158,351 shares issued to the Selling Shareholder and 8,887 shares issued as finder's fees.

     7. Represents shares issued to the Selling Shareholders.

     8. Includes 179,104 shares issued to the Selling Shareholders and 17,468 shares issued as finder's fees.

     9. Represents shares issued to the Selling Shareholders.

     10. Includes 389,296 shares issued to the Selling Shareholders and 18,835 shares issued as finder's fees.

     11. Includes 284,444 shares issued to the Selling Shareholders and 16,309 shares issued as finder's fees.

     12. Includes 190,833 shares issued to the Selling Shareholders and 28,103 shares issued as finder's fees.

     13. Includes 503,669 shares issued to the Selling Shareholders and 25,183 shares issued as finder's fees.

     14. Includes 475,920 shares issued to the Selling Shareholders and 12,242 shares issued as finder's fees.

     15. Includes 1,600,000 shares issued to the Selling Shareholders and 70,000 shares issued as finder's fees.

     16. Represents (a) 152,896 "earnout" shares issued to the Selling Shareholder for the Company having met the earnout amount as set forth in Agreement of Sale with the Company, and (b) 107,812 shares issued in connection with Amendments to the Agreement of Sale.

     17. Represents shares issued in connection with the Company's subsidiary, Burling Instruments, Inc.'s, acquisition of its building.

     18. Represents shares issued to the Selling Shareholders upon conversion of their Redeemable Preferred Stock.

     19. Represents shares issued upon the exercise of Warrants by the warrant holders.

     20. Represents shares issued upon exercise of Stock Options under the Company's 1996 Non-Qualified Stock Option Plan.

     21. Represents shares sold to an officer of the Company and an officer of a subsidiary.

     22.   Represents   shares  issued  in  connection  with  Private  Placement
transactions in 1997.

     23. Represents shares issued for investment banking services in connection with acquisitions made by the Company in 1997.

     24. Represents shares issued for professional services.

     25. Represents shares Mr. Sullivan elected to receive in lieu of cash compensation for the one-year period commencing June 1, 1997 under the terms of his employment agreement with the Company.

ITEM 6.           SELECTED FINANCIAL DATA

                                                                    December 31,
                                       ------------------------------------------------------------------------
Balance Sheets                                  1997            1996          1995         1994        1993
---------------------------------------------------------------------------------------------------------------
Current Assets                                 $39,574,608    $13,886,689   $1,408,866     $180,856    $96,997
Property, Plant & Equipment                      5,338,713      2,915,056      138,489       36,270     15,314
Goodwill                                        12,262,786     14,267,985      906,626            0          0
Other Assets                                     4,105,469      2,138,363    1,677,504    1,142,560     10,449
                                           ====================================================================
Total Assets                                   $61,281,576    $33,208,093   $4,131,485   $1,359,686   $122,760
                                           ====================================================================

Current Liabilities                            $20,112,442    $12,214,536   $1,003,292     $222,596   $126,905
Long Term Liabilities                            2,199,837      1,385,602       19,251        9,084          0
Minority Interest                                1,784,668        456,139       57,002            0          0
Redeemable Preferred Stock                         900,000     10,900,000            0            0          0
Preferred Shares                                         0              0            0      200,000          0
Common Shares                                       20,672          5,799        2,268        1,337      1,161
Additional Paid In Capital                      33,680,216      7,928,198    3,358,072    1,414,429          0
Retained Earnings                                2,586,128        317,819    (308,400)    (487,760)    (5,306)
Foreign Currency Translation Adjustments           (2,387)
                                           ====================================================================
Total Liabilities and Stockholders' Equity     $61,281,576    $33,208,093   $4,131,485   $1,359,686   $122,760
                                           ====================================================================

                                                                   For the year's ended December 31,
                                                ------------------------------------------------------------------------
      Statements Of Operations                            1997           1996            1995         1994         1993
      ------------------------------------------------------------------------------------------------------------------
      Net  Operating Revenue                      $103,159,114    $19,883,400      $2,335,999     $322,769     $410,346
      Cost Of Goods Sold                            69,407,816     10,523,594       1,186,213      269,868      246,043
                                                ------------------------------------------------------------------------
      Gross Profit                                  33,751,298      9,359,806       1,149,786       52,901      164,303
      Operating Expenses (a)                        29,839,044      8,104,754         981,212      533,046      165,040
                                                ------------------------------------------------------------------------
      Operating Income (Loss)                        3,912,254      1,255,052         168,574    (480,145)        (737)
      Gain On Sale Of Assets                         1,679,627
      Interest Income                                  192,646        125,935          74,899            0            0
      Interest Expense                               (978,339)      (200,291)        (15,150)      (2,309)      (7,625)
      Minority Interest                              (697,200)      (132,331)        (48,963)            0            0
      Provision for Income Tax                     (1,768,679)      (362,146)               0            0            0
                                                ------------------------------------------------------------------------
      Net Income (Loss)                              2,340,309        686,219         179,360    (482,454)      (8,362)
      Preferred Dividends                             (72,000)       (60,000)               0            0            0
                                                ------------------------------------------------------------------------
      Net Income (Loss) Applicable to
           Common Stockholders (a)                  $2,268,309       $626,219        $179,360   ($482,454)     ($8,362)
                                                ========================================================================
      Net Income (Loss) Per Common Share -
          Basic (a)                                      $0.18          $0.19           $0.10      ($0.82)      ($0.02)
                                                ========================================================================
      Net Income (Loss) Per Common Share -
          Diluted (a)                                    $0.15          $0.15           $0.09      ($0.82)      ($0.02)
                                                ========================================================================

(a) Includes a one-time non-recurring charge of $1,680,828 in 1997.

     Refer to page 38 for a description of the business combinations that took place in the above years.

     Refer to pages 51 through 52 for a description of the segments of business that the Company operates in.

ITEM 7.      MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with the accompanying consolidated financial statements and related notes on pages 27 through 55. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see Exhibit 99.1 attached hereto.

RESULTS OF OPERATIONS

     The Company's results of operations have improved significantly from 1995 to 1997. Most of the increases are attributable to the Company's growth through acquisition.

     Net operating revenue increased 418% in 1997 to $103.2 million from $19.9 million in 1996. Net operating revenue increased 751% from 1995 to 1996. Net income increased 262% in 1997 to $2.3 million from $626,219 in 1996. Net income in 1996 increased 249% from 1995. Operating earnings were 31 cents per share before a one-time non-recurring charge of $1.7 million or 13 cents per share. After the one-time charge, basic earnings per share were 18 cents per share in 1997, compared to 19 cents per share in 1996. Diluted earnings per share, after the one-time charge, were 15 cents per share in 1997, equaling 1996 per share results.

     Toward the end of the third quarter of 1997, the Company made a decision to exit the retail cellular business that its subsidiary ATI Communications was engaged in. The decision was made to exit this business because of the Company's inability to compete with the cellular carriers, who have aggressively entered this market and are now competing with their independent distributors, one of whom was the Company. At December 31, 1997, the Company had closed or disposed of all retail locations and disposed of all assets associated with the retail business. This resulted in a charge against earnings in the fourth quarter of 1997 and for the year of $1.7 million, including provision for termination of leases and employees and write-downs of the carrying values of inventory and other assets.

     The following table summarizes the Company's results of operations as a percentage of net operating revenue for the years ended December 31, 1997, 1996 and 1995 and is derived from the Consolidated Statements of Operations in Part IV of this annual report on Form 10-K.

                                             Relationship to Net
                                              Operating Revenue
                                         -----------------------------
                                           Year ended December 31,
                                         -----------------------------
                                             1997       1996    1995
                                                %         %        %
Net Operating Revenue                         100.0    100.0   100.0
Cost of Goods Sold                             67.3     52.9    50.8
                                        -----------------------------
Gross Profit                                   32.7     47.1    49.2
Selling, General and
   Administrative Expenses (a)                 28.9     40.8    42.0
                                        -----------------------------
Operating Income                                3.8      6.3     7.2
Gain On Sale Of Assets                          1.6      0.0     0.0
Interest Income                                 0.2      0.6     3.2
Interest Expense                               -0.9     -1.0    -0.6
                                        -----------------------------
Income Before Provision for Income Taxes        4.7      5.9     9.8
   And Minority Interest
Provision For Income Taxes                      1.7      1.8     0.0
                                        -----------------------------
Income Before Minority Interest                 3.0      4.1     9.8
Minority Interest                               0.7      0.7     2.1
                                        -----------------------------
Net Income                                      2.3      3.4     7.7
Preferred Stock Dividends                       0.1      0.3     0.0
                                        =============================
Net Income Applicable to
   Common Stockholders (a)                      2.2      3.1     7.7
                                        =============================
----------------------

     (a) Includes a one-time non-recurring charge of $1.7 million in 1997, amounting to 1.6% of net operating revenue.

Net Operating Revenue

     Net operating revenue was $103.2 million in 1997, up 418% from $19.9 million in 1996. For 1995, net operating revenue was $2.3 million. Net operating revenue increases are attributable to the growth of the Company's existing businesses and to the growth contributed by the five acquisitions the Company made during the latter half of 1996, and fourteen acquisitions during 1997.

     In the first quarter of 1997, the Company acquired interests in the following four companies: Hopper Manufacturing Co., Inc., a re-manufacturer and distributor of automotive parts; Norcom Resources, Inc., which provides computer brokerage and engineering services, parts and technical support for main frame computer systems; Pizarro Re-Marketing, Inc., which provides re-marketing services of internal disk drives and tape storage devices for main frame computer systems; and MVAK Technologies, Inc. which re-manufactures and services high-end vacuum pumps used in the semiconductor, medical and electronics manufacturing industries.

     During the second quarter of 1997, the Company acquired interests in the following three companies: Advanced Telecommunications, Inc., an installer of telecommunication equipment and voice messaging/voice response systems, and a distributor of voice and data network services; Signal Processors Limited, a United Kingdom manufacturer of satellite communications equipment, including satellite modems and satellite tracking systems; and Intermatica, Inc., a developer of industry compatible original equipment manufacturer software tool kits.

     During the third quarter of 1997, the Company acquired interests in the following four companies: DLS Service Corporation, a value added reseller of point-of-sale systems specializing in sales to the retail liquor industry; STC Netcom, Inc., a builder and installer of PCS (Personal Communication Services), microwave and cellular antennas in North America; Cybertech Station, Inc., a reseller of new and used memory products for workstations, servers and midrange computer systems, and PPL, Ltd., a rental and leasing company specializing in the leasing and rental of computers, accessories and peripherals.

     During the fourth quarter of 1997, the Company acquired interests in three companies: Alacrity Systems, Inc., a software technology company specializing in the development and marketing of software, Canadian Network Services, Inc., a holding company for City Dial Network Services, Ltd., a provider of flat rate extended area calling services, and C.T. Specialists, Inc., a distributor and manufacturers representative company specializing in the application and sales of controls for factory automation, combustion and commercial heating and air conditioning.

     These fourteen acquisitions contributed $62.4 million, or 60.5%, of net operating revenue in 1997. During 1996, the Company made five acquisitions which contributed $15.3 million, or 76.8%, of net operating revenue in 1996. During 1995, the Company made two acquisitions which contributed $1.5 million, or 63.9% of net operating revenue.

     During 1997, 45.0% of net operating revenue was contributed by the Services and Solutions Group, 38.2% was contributed by the Computer Group, 12.0% by the Manufacturing Group and 4.8% by the International Group. In 1996, these groups contributed 70.1%, 10.0%, 19.3% and 0% of net operating revenue, respectively. In 1995 all revenue was from the services and solutions group.

Gross Profit

     Gross profit was $33.8 million in 1997, $9.4 million in 1996 and $1.1 million in 1995. The gross profit percentage was 32.7% in 1997, 47.1% in 1996 and 49.2% in 1995. The decline in the gross profit percentage from 1995 to 1997 is attributable to the different business mix and to newly acquired businesses with lower overall margin contributions.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, as a percentage of net operating revenue, was 28.9%, 40.8% and 42.0% in 1997, 1996 and 1995, respectively, and includes depreciation and amortization of $1.8 million, $712,237 and $132,690, respectively. Selling, general and administrative expense in 1997 also includes a one-time non-recurring charge of $1.7 million relating to the closing and exiting of the retail cellular business as previously discussed above.

Operating Income

     Operating income was $3.9 million in 1997, up 211.7% from $1.3 million in 1996. Operating income was $168,574 in 1995. As a percentage of net operating revenue, operating income was 3.8%, 6.3% and 7.2% in 1997, 1996 and 1995, respectively. The increase in operating income is attributable to the growth of the Company's existing businesses and to the growth contributed by the five acquisitions the Company made during the latter half of 1996, and the fourteen acquisitions during 1997.

Gain On Sale Of Assets

     In 1997, the Company had a net gain on the sale of assets of $1.7 million, or 1.6% of net operating revenue.

Interest Income and Expense

     Interest income was $192,646,  $125,935 and $74,899 in 1997, 1996 and 1995,
respectively. Interest expense was $978,339, $200,291 and $15,150 in 1997, 1996 and 1995, respectively. As a percentage of net operating revenue, interest expense was 0.9%, 1.0% and 0.6% in 1997, 1996 and 1995, respectively.

Income Taxes

     The Company's effective income tax rate was 37% in 1997 and 31% in 1996, which was lower as a result of benefits from tax net operating loss carryforwards which expired in 1996. In 1995, the Company benefited from tax net operating loss carryforwards and was therefore not subject to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, cash and cash equivalents totaled $7.7 million, up from $809,711 at December 31, 1996. Cash of $4.7 million and $1.5 million was used in operating activities in 1997 and 1996, respectively. During 1995, $127,440 of cash was provided by operations. During 1997, 1996 and 1995, cash was used to reduce accounts payable and invest in accounts receivable, inventory, prepaid expenses and deferred taxes. The net effect of these activities was to use $7.9 million, $3.0 million and $234,092 of operating cash in 1997, 1996 and 1995, respectively. One of the Company's objectives is to maximize its cash flow as management believes it offers evidence of financial strength. However, as the Company experiences substantial growth, its investment needs are more substantial than those of more mature companies with modest investment needs. Consequently, the Company will continue, in the foreseeable future, to continue to use cash from operations and to continue to finance this use of cash through financing activities such as the sale of common stock and/or bank borrowing.

     Accounts and unbilled receivables increased 182.0% from 1996 to 1997. Inventory levels increased by 153.4% from 1996 to 1997. Prepaid expenses increased 378.5% from 1996 to 1997. These increases were primarily attributable to growth through acquisitions and to the resulting increased level of business. The increase in accounts and unbilled receivables from 1996 to 1997 additionally reflects revenue growth from both existing and acquired businesses. Accounts payable and accrued expenses increased by 98.9% during this period, again attributable to the Company's growth and the resulting increased level of business.

     Investing activities provided $5.5 million and $771,669 of cash in 1997 and 1996 and used $100,793 of cash in 1995. In 1997, investing activities consisted principally of cash acquired upon acquisition of subsidiaries, decreases in notes receivable from officers, increases in other assets and a net cash inflow from the sale of equipment and leasehold improvements. In 1996, investing activities consisted principally of payments received on notes receivable offset by payments for equipment and leasehold improvements, increases in other assets and the costs associated with acquisitions. In 1995, investing activities consisted principally of costs associated with acquisitions, increases in other assets, payments for equipment and leasehold improvements, offset with cash received from notes receivable.

     The Company obtained positive cash flows of $6.0 million, $1.4 million and $96,171 from financing activities in 1997, 1996 and 1995, respectively. The major financing source of cash in 1997 was proceeds from the sale of the Company's Common Stock. The major financing applications of cash in 1997 were the repayment on notes payable and long-term debt. The major financing sources of cash in 1996 were proceeds from the sale of the Company's Common Stock, short-term bank borrowings and capital received from a private placement of convertible debt, while the major financing application of cash in 1996 was the repayment of long-term debt. The major financing source of cash in 1995 was from the sale of Common Stock, and the major financing applications of cash in 1995 were for payments on long-term debt, notes payable and the redemption of preferred stock.

     One of the Company's stated objectives is to grow and strengthen its balance sheet without significant leverage. The following table reflects the more commonly applied liquidity ratios, as follows:

         Ratio                                 December 31,
         -------------------------------------------------------
                                        1997               1996
                                        ----               ----
         Current ratio                  1.97               1.14
         Quick ratio                    1.35               0.63
         Debt to equity ratio           0.22               0.70

     Other sources of liquidity include the Company's ability to obtain term loans and revolving lines of credit for its operating subsidiaries, the sale of common stock and preferred stock, the exercise of warrants and the raising of other forms of debt or equity through private placements. The Company believes that its current cash position, augmented by financing activities such as the exercise of warrants and stock options, will provide it with sufficient resources to finance its working capital requirements for the foreseeable future. The Company's capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in its existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. The Company believes that it has the financial resources to meet its future business requirements.

OUTLOOK

     The Company's objective is to continue to grow from growth in existing business segments and through acquisitions, both domestically and abroad. The Company's strategy has been, and continues to be, to invest in, and acquire, businesses that complement and add to its existing business base. The Company has expanded significantly through acquisitions in the last twelve months. The Company's financial results are substantially dependent on not only its ability to sustain and grow existing businesses, but to continue to grow through acquisition. The Company expects to continue to pursue its acquisition strategy in 1998 and future years, but there can be no assurance that management will be able to continue to find, acquire and integrate high quality companies at attractive prices.

     While the Company has been profitable for the last three fiscal years, future financial results are uncertain. There can be no assurance that the Company will continue to be operated in a profitable manner. Profitability depends upon many factors, including the success of the Company's various marketing programs, the maintenance or reduction of expense levels and the ability of the Company to successfully coordinate the efforts of the different segments of its business.

     The Company has engaged in a continuing program of acquisitions of other businesses which are considered to be complementary to the lines of business carried on by the Company, and it is anticipated that such acquisitions will continue to occur. As of December 31, 1997, the total assets of the Company were approximately $61.3 million. As of December 31, 1996, the total assets of the Company were approximately $33.2 million, compared to approximately $4.1 million at the end of 1995. Net operating revenues for 1997 were approximately $103.2 million compared to approximately $19.9 million in 1996 and $2.3 million in 1995. Managing these dramatic changes in the scope of the business of the Company will present ongoing challenges to management, and there can be no assurance that the Company's operations as currently structured, or as affected by future acquisitions, will be successful. The businesses acquired by the Company may require substantial additional capital, and there can be no assurance as to the availability of such capital when needed, nor as to the terms on which such capital might be made available to the Company. It is the Company's policy to retain existing management of acquired companies and to allow the new subsidiary to continue to operate in the manner which has resulted in its success in the past, under the overall supervision of senior management of the Company. Accordingly, the success of the operations of these subsidiaries will depend, to a great extent, on the continued efforts of the management of the acquired companies.

     The Company is constantly looking at opportunities to improve operating efficiencies and synergies within its existing business segments. The Company also plans to divest itself of business entities that are not critical to its long-term strategy. In order to ensure that the value to the Company's shareholders is maximized, the Company has retained an investment banking firm to determine what options, if any, are available to it. The Company will review all alternatives to ensure appreciation of its shareholders' investments.

Competition

     Each segment of the Company's business is highly competitive, and it is expected that competitive pressures will continue. Many of the Company's competitors have far greater financial, technological, marketing, personnel and other resources than are available to the Company. The areas which the Company has identified for continued growth and expansion are also target market segments for some of the largest and most strongly capitalized companies in the United States, Canada and Europe. There can be no assurance that the Company will have the financial, technical, marketing and other resources required to compete successfully in this environment in the future.

Dependence on Key Individuals

     The future success of the Company is highly dependent upon the Company's ability to attract and retain qualified key employees. The Company is organized with a small senior management team, with each of its separate operations under the day-to-day control of local managers. If the Company were to lose the services of any members of its central management team, the overall operations of the Company could be materially adversely affected, and the operations of any of the individual facilities of the Company could be materially adversely affected if the services of the local managers should become unavailable.

Year 2000 Compliance

     The Company believes that its business systems, including its computer systems, are not subject to significant year 2000 problems, because the computer programs used by the Company are primarily off-the-shelf, recently-developed programs from third party vendors. However, the Company has begun a process of confirming with such vendors whether the programs are year 2000 compliant and identifying and addressing problems that may arise in this regard. The Company expects to complete this process during 1998, and does not believe that it will cause any material expense or significant disruption to the business of the Company.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of the Company at December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and the Report of Management and the Report of Independent Auditors thereon are incorporated by reference from the Company's 1997 and 1996 Consolidated Financial Statements on pages 27 through 55 of this annual report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The principal directors and executive officers of the Company are as follows:

          Name         Age         Position/Committees      Position Held Since
------------------------------- ------------------------------- ----------------

Richard J. Sullivan     58      Chairman, CEO (1,2)             May 1993
Garrett A. Sullivan     63      Director, President, COO (1,3)  March 1995
David A. Loppert        43      Vice President, Treasurer, CFO  February 1997
Daniel E. Penni         50      Director (1,2,3)                March 1995
Angela M. Sullivan      38      Director (1,2)                  April 1996
Arthur F. Noterman      56      Director (1,3)                  February 1997
-------------------------
(1)  Member of the Executive Committee
(2)  Member of the Compensation Committee
(3)  Member of the Audit Committee

     Following is a summary of the background and business experience and descriptions of the directors and principal executive officers:

     Richard J. Sullivan: Mr. Sullivan was elected to the Board of Directors, and named Chief Executive Officer, in May 1993. He is Chairman of the Executive and Compensation Committees of the Company's Board of Directors. He was appointed Secretary in March 1996. Mr. Sullivan is currently Chairman of Great Bay Technology, Inc., an affiliate of the Company. From August 1989 to December 1992, Mr. Sullivan was Chairman of the Board of Directors of Consolidated Convenience Systems, Inc., in Springfield, Missouri. He has been the Managing General Partner of The Bay Group, a successful merger and acquisition firm in New Hampshire since February 1985. Mr. Sullivan was formerly Chairman and Chief Executive Officer of Manufacturing Resources, Inc., an MRP II software company in Boston, Massachusetts and was Chairman and CEO of Encode Technology, a "Computer-Aided Manufacturing" Company, in Nashua, New Hampshire from February 1984 to August 1986.

     Garrett A. Sullivan: Mr. Sullivan was named President, Secretary and Acting Chief Financial Officer in March 1995. He was elected to the Board of Directors in August 1995. He was an Executive Vice President of Envirobusiness, Inc., an environmental consulting firm, from 1993 to 1994. From 1988 to 1993, he served as president and chief operating officer of two medium sized companies in the electronics and chemical industries which were owned by Philips North America. He was previously a partner in the Bay Group, a merger and acquisition firm in New Hampshire from 1988 to 1993. Mr. Sullivan was President of Granada Hospital Group, Burlington, Massachusetts, the world's largest television system supplier, from 1981 to 1988. Mr. Sullivan received a Bachelor of Arts degree from Boston University in 1960 and obtained an MBA from Harvard University in 1962.

     David A. Loppert: Mr. Loppert joined the Company as Vice President, Treasurer and Chief Financial Officer in February 1997. From 1996 to 1997, he was Chief Financial Officer of Bingo Brain, Inc., a manufacturer of a hand held electronic bingo card manager. From 1994 to 1996, he was Chief Financial Officer of C.T.A. America, Inc., and Ricochet International, L.L.C., affiliated companies in the retail footwear business. From 1991 to 1994, he was a business recovery consultant. From 1984 to 1991, he was Senior Vice President,
Acquisitions and Due Diligence, of Associated Financial Corporation, a California real estate syndicator. Mr. Loppert started his financial career with Price Waterhouse in 1978, in Johannesburg, South Africa, before moving to their Los Angeles Office in 1980 where he rose to the position of Senior Manager. He holds Bachelor degrees in both Accounting and Commerce, as well as a Higher Diploma in Accounting, all from the University of the Witwatersrand, Johannesburg. Mr. Loppert, a United States citizen, is designated a Chartered Accountant (South Africa).

     Daniel E. Penni: Mr. Penni has served as a Director since March 1995. He is currently an Insurance Branch Manager for Arthur J. Gallagher & Co. He has worked in many sales and administrative roles in the insurance business since 1969. He was President of the Boston Insurance Center, Inc., an insurance company until 1988. Mr. Penni was founder and President of BIC Equities, Inc., a broker/dealer registered with the NASD. Mr. Penni graduated with a Bachelor of Sciences degree in 1969 from the School of Management at Boston College.

     Angela M. Sullivan: Ms. Sullivan was elected to the Board of Directors in April 1996. From 1988 to the present, Ms. Sullivan has been a partner in the Bay Group, a private merger and acquisition firm, President of Great Bay Technology, Inc., an affiliate of the Company, and President of Spirit Saver, Inc. Ms. Sullivan received a Bachelor of Science degree in Business Administration in 1980 from Salem State College.

     Arthur F. Noterman: Mr. Noterman, a Chartered Life Underwriter, was appointed, in February 1997 as Director of the Company to fill a vacancy and is Chairman of the Audit Committee. Since 1965, Mr. Noterman has represented various national insurance companies in assisting primarily high net worth individuals and smaller companies in determining appropriate insurance and investment strategies. An operator of his own insurance agency, Mr. Noterman is a registered NASD broker affiliated with a Chicago, IL registered broker/dealer. Mr. Noterman attended Northeastern University from 1965 to 1975 and obtained the Chartered Life Underwriters Professional degree in 1979 from The American College, Bryn Mawr, Pennsylvania. Mr. Noterman is a licensed Life and Health Insurance Broker and holds NASD Series 6, 7 and 63 licenses.

     Certain of the other information required by this Item 10 will be included in the Company's definitive proxy statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be included in the Company's definitive proxy statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be included in the Company's definitive proxy statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be included in the Company's definitive proxy statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON  FORM 8-K

(a)(1) Financial Statements and Schedules

     The consolidated financial statements listed in the accompanying index to the consolidated financial statements as set forth under Item 8 of this annual report on Form 10-K are filed or incorporated by reference as part of this annual report on Form 10-K.

(a)(2) Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(a)(3) Exhibits

     See Index to Exhibits filed as part of this annual report on Form 10-K on page 56.

(b)    Reports on Form 8-K

     On November 13, 1997, the Company filed a current report on Form 8-K dated November 12, 1997, reporting Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits. The filing was for the Company's acquisition of Alacrity Systems, Inc. On January 8, 1998, the Company filed a current report on Form 8-K/A dated January 6, 1998, reporting Item 7, Financial Statements and Exhibits. The filing was to file the required pro-forma financial information resulting form the Company's acquisition of Alacrity Systems, Inc.

(c) Exhibits - Included in Item (a)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in St. Louis County, State of Missouri, on March 27, 1998.

                                  APPLIED CELLULAR TECHNOLOGY, INC.

                                  By:     /S/ DAVID A. LOPPERT
                                 David A. Loppert, Vice President, Treasurer and
                                        Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                     Date

                                        Chairman of the Board of Directors,
                                        Chief Executive Officer and
                                        Secretary(Principal Executive
 /S/ RICHARD J. SULLIVAN                Officer)                 March 27, 1998
-----------------------------------
  (Richard J. Sullivan)




                                      President and Director (Principal
 /S/ GARRETT A. SULLIVAN                Operating Officer)       March 27, 1998
-----------------------------------
  (Garrett A. Sullivan)


                                      Vice President, Treasurer and Chief
  /S/ DAVID A. LOPPERT                  Financial Officer (Principal
-----------------------------------     Accounting Officer)      March 27, 1998
   (David A. Loppert)


 /S/ ANGELA M. SULLIVAN               Director                   March 27, 1998
-----------------------------------
  (Angela M. Sullivan)


   /S/ DANIEL E. PENNI                Director                   March 27, 1998
-----------------------------------
   (Daniel E. Penni.)


 /S/ ARTHUR F. NOTERMAN               Director                   March 27, 1998
-----------------------------------
  (Arthur F. Noterman)

INDEX TO FINANCIAL STATEMENTS
                                                                   (ITEM 14 (a))


                                  Contents
      ----------------------------------------------------------

                                                    Financial
                                                    Statements       10-K
                                                       Page          Page
                                                     --------      --------

 Report Of Management................................... 1            28

 Independent Auditors' Report........................... 2            29


 Financial Statements

      Consolidated Balance Sheets....................... 3            30

      Consolidated Statements Of Operations ............ 4            31

      Consolidated Statements Of Stockholders' Equity... 5            32

      Consolidated Statements Of Cash Flows............. 6            33

      Notes To Consolidated Financial Statements... 7 - 28       34 - 55





                                  10-K Page 27

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

Management maintains a system of internal accounting controls. This system is designed to provide reasonable assurance, at reasonable cost, that assets are safeguarded and that transactions and events are recorded properly. While the Company is organized on the principles of decentralized management, appropriate control measures are also evidenced by well-defined organizational responsibilities, management selection, development and evaluation processes, communicative techniques, financial planning and reporting systems and formalized procedures.

It has always been the policy and practice of the Company to conduct its affairs ethically and in a socially responsible manner.

Rubin, Brown, Gornstein & Co. LLP., (RBG & Co.) independent auditors, is engaged to audit our financial statements. RBG & Co. obtains and maintains an understanding of our internal controls and conducts such tests and other auditing procedures considered necessary in the circumstances to express their opinion in the report that follows.

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


/s/ Richard J. Sullivan      /s/ Garrett A. Sullivan   /s/ David A. Loppert

Richard J. Sullivan          Garrett A. Sullivan     David A. Loppert
Chairman, Board of Directors President and Chief     Vice President, Treasurer
and Chief Executive Officer  Operating Officer       And Chief Financial Officer

February 24, 1998



                                  10-K Page 28

                          Independent Auditors' Report


Board of Directors and Stockholders
Applied Cellular Technology, Inc.


We have audited the accompanying consolidated balance sheets of Applied Cellular Technology, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Cellular Technology, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31 1997, in conformity with generally accepted accounting principles.

/s/ Rubin, Brown, Gornstein & Co., LLP

Rubin, Brown, Gornstein & Co., LLP
St. Louis, Missouri
February 24, 1998



                                  10-K Page 29


               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS

                                                          Assets
                                                         December 31,
                                               ------------------------------
                                                      1997             1996
                                               ------------------------------
Current Assets
   Cash and cash equivalents                     $  7,656,850    $    809,711
   Accounts receivable and unbilled receivables
   (net of allowance for doubtful accounts of
   $675,000 in 1997 and $101,000 in 1996)          19,388,820       6,874,808
   Inventories                                     10,872,007       4,290,681
   Notes receivable                                   390,269       1,646,773
   Prepaid expenses                                 1,266,662         264,716
-----------------------------------------------------------------------------
         Total Current Assets                      39,574,608      13,886,689

Property, Plant And Equipment                       5,338,713       2,915,056

Notes Receivable                                      575,000         575,000

Goodwill                                           12,262,786      14,267,985

Other Assets                                        3,530,469       1,563,363
-----------------------------------------------------------------------------

                                                 $ 61,281,576    $ 33,208,093
=============================================================================


                      Liabilities And Stockholders' Equity

Current Liabilities
   Notes payable                                 $  4,783,350    $  3,920,057
   Current maturities of long-term debt               842,515         493,060
   Accounts payable and accrued expenses           14,486,577       7,280,419
   Other current liabilities                               --         521,000
-----------------------------------------------------------------------------
         Total Current Liabilities                 20,112,442      12,214,536

Long-Term Liabilities                               2,199,837       1,385,602
-----------------------------------------------------------------------------

         Total Liabilities                         22,312,279      13,600,138
-----------------------------------------------------------------------------

Minority Interest                                   1,784,668         456,139
-----------------------------------------------------------------------------

Redeemable Preferred Shares                           900,000      10,900,000
-----------------------------------------------------------------------------

Stockholders' Equity
   Common shares:
      Authorized 40,000,000 and 20,000,000
      shares in 1997 and 1996, respectively,
      of $.001 par value; issued and outstanding
      20,672,423 and 5,798,701 shares in 1997
      and 1996, respectively                           20,672           5,799
   Additional paid-in capital                      33,680,216       7,928,198
   Retained earnings                                2,586,128         317,819
   Foreign currency translation adjustment             (2,387)             --
-----------------------------------------------------------------------------
         Total Stockholders' Equity                36,284,629       8,251,816
-----------------------------------------------------------------------------

                                                 $ 61,281,576    $  33,208,093
===============================================================================
                                     Page 3

See the accompanying notes to consolidated financial statements.

                                  10-K Page 30

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For The Years
                                              Ended December 31,
                                 -----------------------------------------------
                                          1997              1996            1995
                                 -----------------------------------------------

Net Operating Revenue            $103,159,114      $ 19,883,400     $ 2,335,999

Costs Of Goods Sold                69,407,816        10,523,594       1,186,213
-------------------------------------------------------------------------------

Gross Profit                       33,751,298         9,359,806       1,149,786

Selling, General And
  Administrative Expenses          29,839,044         8,104,754         981,212
-------------------------------------------------------------------------------

Operating Income                    3,912,254         1,255,052         168,574

Gain on sale of assets              1,679,627                --              --

Interest Income                       192,646           125,935          74,899

Interest Expense                     (978,339)         (200,291)        (15,150)
-------------------------------------------------------------------------------

Income  Before Provision For Income
   Taxes And Minority Interest      4,806,188         1,180,696         228,323

Provision For Income Taxes          1,768,679           362,146              --
-------------------------------------------------------------------------------

Income Before Minority Interest     3,037,509           818,550         228,323

Minority Interest                     697,200           132,331          48,963
-------------------------------------------------------------------------------

Net Income                          2,340,309           686,219         179,360

Preferred Stock Dividends              72,000            60,000              --
-------------------------------------------------------------------------------

Net Income Available To
  Common Stockholders            $  2,268,309      $    626,219     $   179,360
===============================================================================

Net Income Per
  Common Share - Basic           $        .18      $        .19     $       .10
===============================================================================

Net Income Per
  Common Share - Diluted         $        .15      $        .15     $       .09
===============================================================================

Weighted Average Number Of Common
Shares Outstanding - Basic         12,632,130         3,329,099       1,792,939
================================================================================

Weighted Average Number Of Common
Shares Outstanding - Diluted       15,245,183         4,640,773       1,966,971
================================================================================
--------------------------------------------------------------------------------

See the accompanying notes to consolidated financial statements.

                                  10-K Page 31


                                         APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        For The Years Ended December 31, 1997, 1996 And 1995





                                           Preferred Stock      Common Stock       Additional    Retained    Foreign     Total
                                      ---------------------  --------------------   Paid-In       Earnings   Currency  Stockholders'
                                        Number       Amount    Number    Amount     Capital      (Deficit)  Translation Equity
                                      ----------------------------------------------------------------------------------------------

Balance - December 31, 1994             20,000   $  200,000   1,336,750 $  1,337  $   1,075,287  $  (487,760) $     --  $   788,864
   Net income                               --           --          --       --             --      179,360        --      179,360
   Redemption of preferred shares      (20,000)   (200,000)      11,765       12         52,596           --        --     (147,392)
   Issuance of common shares                --           --     259,999      260        523,392           --        --      523,652
   Issuance of common shares
     - note receivable                      --           --     200,000      200        499,800           --        --      500,000
   Issuance of common shares
    for acquisitions                        --           --     339,235      339      1,086,801           --        --    1,087,140
   Payments received on note receivable     --           --          --       --        120,316           --        --      120,316
   Warrants redeemed                        --           --     120,000      120           (120)          --        --           --
-----------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1995                 --           --   2,267,749    2,268      3,358,072     (308,400)       --    3,051,940
   Net income                               --           --          --       --             --      686,219        --      686,219
   Issuance of common shares                --           --     483,357      483        131,917           --        --      132,400
   Issuance of common shares
    for acquisitions                        --           --   2,787,595    2,788      3,604,200           --        --    3,606,988
   Warrants redeemed                        --           --     260,000      260        649,740           --        --      650,000
   Payments received on note receivable     --           --          --       --         71,898           --        --       71,898
   Settlement of note receivable            --           --          --       --        112,371           --        --      112,371
   Preferred stock dividends paid           --           --          --       --             --      (60,000)       --      (60,000)
-----------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1996                 --           --   5,798,701    5,799      7,928,198      317,819        --    8,251,816
   Net income                               --           --          --       --             --    2,340,309        --    2,340,309
   Issuance of common shares                --           --   1,571,729    1,572      5,533,721           --        --    5,535,293
   Issuance of common shares to redeem
        preferred stock                     --           --   1,354,167    1,354      2,498,646           --        --    2,500,000
   Issuance of common shares
    for acquisitions                        --           --   9,624,326    9,624     10,263,475           --        --   10,273,099
   Warrants redeemed                        --           --   2,323,500    2,323      7,456,176           --        --    7,458,499
   Preferred stock dividends paid           --           --          --       --             --      (72,000)       --      (72,000)
   Foreign currency translation adjustment  --           --          --       --             --           --    (2,387)      (2,387)
-----------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1997                 --          --   20,672,423  $20,672   $ 33,680,216  $ 2,586,128  $ (2,387) $36,284,629
===================================================================================================================================

--------------------------------------------------------------------------------

See the accompanying notes to consolidated financial statements.

                                  10-K Page 32

                                   APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For The Years
                                                                                       Ended December 31,
                                                                          ---------------------------------------------
                                                                                      1997           1996          1995
                                                                          ---------------------------------------------
Cash Flows From Operating Activities
   Net income                                                                $   2,340,309        686,219    $  179,360
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                           1,874,373        712,237       132,690
         Minority interest                                                         697,200        132,331        48,963
         (Gain) loss on sale of assets                                          (1,679,627)         2,399           519
         Net change in operating assets and liabilities                         (7,898,966)    (2,974,846)     (234,092)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Operating Activities                             (4,666,711)    (1,441,660)      127,440
-----------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Decrease in notes receivable - officers and stockholder                       1,471,580        607,678       107,645
   Proceeds from sale of assets                                                  2,295,537        563,953       240,632
   Payments for property, plant and equipment                                     (915,570)      (109,483)      (40,199)
   Payments for asset and business acquisitions
      (net of cash balances acquired)                                            3,983,426        (81,147)     (302,563)
   Increase in other assets                                                     (1,326,710)      (209,332)     (106,308)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Investing Activities                              5,508,263        771,669      (100,793)
-----------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Net amounts borrowed (paid) on notes payable                                 (2,847,450)       662,801      (257,897)
   Proceeds from long-term debt                                                    335,390         20,875            --
   Payments for long-term debt                                                    (494,467)      (214,048)      (15,318)
   Proceeds from investment company                                                     --        521,000            --
   Issuance of common shares                                                     9,084,114        423,605       516,778
   Redemption of preferred shares                                                       --             --      (147,392)
   Preferred stock dividends paid                                                  (72,000)       (60,000)           --
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                        6,005,587      1,354,233        96,171
-----------------------------------------------------------------------------------------------------------------------

Net Increase In Cash                                                             6,847,139        684,242       122,818

Cash And Cash Equivalents - Beginning Of Year                                      809,711        125,469         2,651
-----------------------------------------------------------------------------------------------------------------------

Cash And Cash Equivalents - End Of Year                                      $   7,656,850     $  809,711    $  125,469
=======================================================================================================================

Supplemental Disclosure Of Cash Flow Information
   Income taxes paid                                                         $     964,221 $        2,518    $       --
   Interest paid                                                                 1,012,413        161,924        15,150
-----------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

See the accompanying notes to consolidated financial statements.

                                  10-K Page 33

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 And 1996


1.       Organization And Summary Of Significant Accounting Policies

         Organization


         Applied  Cellular  Technology,  Inc. and  subsidiaries  (the Company or
         ACTC) is a diversified technology company operating in four market segments; the Services and Solutions Group, the Computer Group, the Manufacturing Group and the International Group, as further described in Note 20.

         Principles of Consolidation


         The consolidated financial statements include the accounts of Applied Cellular Technology, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation.

         As further discussed in Note 2, the Company acquired subsidiaries during 1997 and 1996 all of which have been accounted for under the purchase method of accounting.

         Basis of Preparation


         Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

         Use of Estimates


         In conformity with generally accepted accounting principles, the preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results.

         Foreign Currencies


         The Company's foreign subsidiaries use their local currency as their functional currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to equity.

         Cash And Cash Equivalents


         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Unbilled Receivables


         Unbilled receivables consist of certain direct costs incurred in connection with projects not yet billed.

         Inventories


         Inventories consist of raw materials, work in process and finished goods. Inventory is valued at the lower of cost or market, determined by the first-in, first-out method. The Company closely monitors and analyzes inventory for potential obsolescence and slow-moving items based upon the aging of the inventory listing and the inventory turns by product.

--------------------------------------------------------------------------------

                                  10-K Page 34

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes To Consolidated Financial Statements (Continued)

         Property, Plant And Equipment

         Property, plant and equipment are carried at cost, less accumulated depreciation and amortization computed using straight-line and accelerated methods. Property, plant and equipment are depreciated and amortized over periods ranging from three to forty years.

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

         Purchased Computer Software

         Purchased computer software is stated at cost less accumulated amortization. The purchased computer software is at the stage of technological feasibility which is considered to have occurred when a product design and working model of the software product has been completed and the completeness of the working model and its consistency with the product design has been confirmed by testing. Amortization is computed over the greater of current revenues divided by the total of expected revenues or straight-line over the number of years of expected revenue. The straight-line life is determined to be five years.

         Proprietary Software In Development

         In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detail program design to product specifications and has been reviewed for high-risk development issues, or to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The straight-line life is determined to be 2 to 5 years.

--------------------------------------------------------------------------------

                                  10-K Page 35

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes To Consolidated Financial Statements (Continued)

         Revenue Recognition

         For programming, consulting and software licensing services, the Company recognizes revenue based on the percent complete for fixed fee contracts, with the percent complete being calculated as either the number of direct labor hours in the project to date divided by the estimated total direct labor hours or based upon the completion of specific task orders. It is the Company's policy to record contract losses in their entirety in the period in which such losses are foreseeable. For non fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job times the standard billing rate and adjusted to realizable value, if necessary. For product sales, the Company recognizes revenue upon shipment. There are no significant post contract support obligations at the time of revenue recognition. The Company's accounting policy regarding vendor and post-contract support obligations is according to the customers' contract, billable upon the occurrence of the post-sale support. Revenue from royalties is recognized when licensed products are shipped.

         The Company does not experience many product returns, and therefore, management is of the opinion that no allowance for sales returns is necessary. The Company has no obligation for warranties on hardware sales, because the warranty is given by the manufacturer. The Company does not offer a warranty policy for services to customers.

         Advertising Costs

         The Company generally expenses production costs of print advertisements as of the first date the advertisements take place. Advertising expense, included in selling, general and administrative expenses, was $882,741 in 1997, $497,494 in 1996 and $97,733 in 1995.

         Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the asset and liability approach for the financial accounting and reporting for income taxes. Income taxes include U.S. and international taxes. The Company and its U.S. subsidiaries file a consolidated federal income tax return. Income taxes are paid by the parent company and are allocated to each subsidiary through intercompany charges.

         Earnings Per Common And Common Share Equivalent

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants, conversion of preferred stock outstanding and contingently issuable shares. All prior period earnings per share amounts have been restated to comply with SFAS 128.

--------------------------------------------------------------------------------

                                  10-K Page 36

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes To Consolidated Financial Statements (Continued)

         New Accounting Standards

         In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on the Company's consolidated financial position, results of operations or cash flows.



























--------------------------------------------------------------------------------

                                  10-K Page 37

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes To Consolidated Financial Statements (Continued)

2.       Acquisitions

         The following represent acquisitions which occurred in 1997 by segment:
                                                                        Common/
                                                                       Preferred
                                   Date Of    Percent    Acquisition    Shares
                                Acquisition   Acquired     Price        Issued            Business Description
                               ------------- ---------- -------------- --------- ------------------------------------------------
Services And Solutions
   Advanced Telecommunications, Inc.  05/01/97     80%     $ 6,400,000 2,048,000 Telecommunications solutions provider
   Alacrity Systems, Inc.             10/01/97    100%       5,200,000   622,755 Software developer and marketer
   C. T. Specialists, Inc.            10/01/97    100%       3,500,000   757,610 Distributor of control systems
   Canadian Network Services, Ltd.    10/01/97  88.32%       5,208,987 1,116,460 Provider of extended area calling services
   DLS Service Corp.                  07/01/97    100%         180,000    57,600 Value added reseller of computer software
   Intermatica, Inc.                  07/01/97    100%       2,500,000   710,953 Software sales company
   STC Netcom, Inc.                   07/01/97     80%       4,800,000 1,600,000 Communications construction contractor
Computer
   Cybertech Station, Inc.            07/01/97     80%         960,000   158,351 Provider of computer memory products
   Norcom Resources, Inc.             01/01/97     80%       1,280,000   284,444 Sales, service and support of mainframe computers
   Pizarro Re-Marketing, Inc.         01/01/97     80%         900,500   190,833 Remarketing services for the computer disc
                                                                                  and tape industry
   PPL, Ltd.                          07/01/97     80%       2,660,000   503,669 Leasing and rental services
Manufacturing
   Hopper Manufacturing Co., Inc.     01/01/97    100%         750,000   179,104 Remanufacture and distributor of automotive parts
   MVAK Technologies, Inc.            02/01/97    100%       1,922,149   389,296 Remanufacture of vacuum pumps
International
   Signal Processors, Ltd.            05/01/97     80%       1,477,350   475,920 Manufacturer of satellite communication technology

The following represent acquisitions
  which occurred in 1996 by segment:

Services And Solutions
   ATI Communications                 09/01/96    100%      18,090,900 1,718,180 Telecommunications solutions provider
Computer
   Universal Commodities Corp.        11/01/96     80%       4,356,930   581,818 Remarketer of computer systems
Manufacturing
   Burling Instruments                03/01/96     80%         900,000     9,000 Manufacture of industrial temperature controls
   CRA-TEK Company, Inc.              09/01/96  81.90%       1,433,745   295,115 Manufacture of electric controls and components
   US Electrical Products Corp.       12/01/96     80%       1,424,434   258,988 Manufacture of customized electrical products

         All of the above acquisitions have been accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements reflect the results of operations of each company from the date of acquisition. Goodwill resulting from these acquisitions is being amortized straight-line, over twenty years. Certain acquisition agreements include the issuance of additional shares contingent on profits of the acquired subsidiary. Upon issuance of these shares, the value will be recorded as additional goodwill.

          See Note 23 for unaudited pro forma information for the above acquisitions that occurred in 1997.

--------------------------------------------------------------------------------

                                  10-K Page 38

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes To Consolidated Financial Statements (Continued)

3.       Restructuring

         Towards the end of the third quarter of 1997, the Company made a decision to exit the retail cellular operations of its Services and Solutions business segment. During the fourth quarter of 1997, the Company completed its exit strategy and incurred costs related to the restructuring of these operations, including provisions for terminations of leases and employees and writedown of the carrying values of inventory and other assets. Costs totaling $1,680,828 have been included in selling, general and administrative expenses.

4.       Inventories

                                             1997                  1996
                                 --------------------------------------
     Raw materials                  $   1,962,148          $    504,020
     Work in process                    1,085,011               203,401
     Finished goods                     7,824,848             3,583,260
     ------------------------------------------------------------------

                                     $ 10,872,007           $ 4,290,681
     ==================================================================

5.       Notes Receivable

                                                                        1997               1996
                                                        ---------------------------------------

Due from officers of a subsidiary, secured by 100,000
 shares of ACTC preferred stock, bears interest at 8%,
 any outstanding  principal  balance was originally due
 in April 1997                                                 $          --        $ 1,633,776

Due from officers of subsidiaries, unsecured, bears
interest at varying interest rates, due on demand                    328,300             12,997

Due from customer, unsecured, bears interest at the
 prime rate, due on demand                                           61,969                  --

Due from other,  secured by maker's assets,  bears interest
 at 8.7% and provides for monthly  payments of principal
 and interest  equal to 10% of the maker's net
 cash revenue for each preceding month, balance
 due October 2001                                                    575,000            575,000
-----------------------------------------------------------------------------------------------
                                                                     965,269          2,221,773
Less:  current portion                                               390,269          1,646,773
-----------------------------------------------------------------------------------------------

                                                                   $ 575,000        $   575,000
===============================================================================================

--------------------------------------------------------------------------------

                                  10-K Page 39

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes To Consolidated Financial Statements (Continued)

6.       Property, Plant And Equipment

                                                       1997                1996
                                                  ------------------------------
Land                                             $   758,800        $    490,000
Building and leasehold improvements                  874,887             627,922
Equipment                                          8,691,173           3,705,122
--------------------------------------------------------------------------------
                                                  10,324,860           4,823,044
Less: Accumulated depreciation and amortization    4,986,147           1,907,988
--------------------------------------------------------------------------------

                                                 $ 5,338,713         $ 2,915,056
================================================================================

         Included above are vehicles and equipment acquired under capital lease obligations in the amount of $908,210 and $553,353 at December 31, 1997 and 1996, respectively. Related accumulated depreciation amounted to $428,426 and $242,197 at December 31, 1997 and 1996, respectively.

         Depreciation and amortization charged against income amounted to $845,742, $206,587, $27,613 for the years ended December 31, 1997, 1996 and 1995, respectively.

7.       Goodwill

         Goodwill consists of the excess of cost over book value of companies purchased. The Company applies the principles of Accounting Principles Board Opinion No. 16, "Business Combinations," and uses the purchase method of accounting for acquisitions of wholly owned and majority owned subsidiaries.

                                                           1997            1996
                                                  -----------------------------
Gross value of common shares, warrants or
   preferred shares issued as consideration       $  65,724,629  $   31,922,802
Discount applied to the common shares and warrants  (48,172,340)    (16,695,684)
-------------------------------------------------------------------------------
Net book value of shares issued                      17,552,289      15,227,118
Costs of acquisitions                                 3,786,463       1,198,190
Net book value of companies acquired                 (8,073,115)     (1,824,147)
Accumulated amortization                             (1,002,851)       (333,176)
-------------------------------------------------------------------------------

Carrying value                                    $  12,262,786   $  14,267,985
===============================================================================

         Amortization expense amounted to $669,675, $295,108 and $38,068 for the years ended December 31, 1997, 1996, and 1995, respectively.

         The gross value of common shares, warrants and preferred shares issued as consideration for acquisitions has been discounted due to lack of marketability and registration rights of the related shares.

         The costs of acquisitions include all cash payments according to the acquisition agreements plus costs for investment banking services, legal services and accounting services, that were essential costs of acquiring these assets.

--------------------------------------------------------------------------------

                                  10-K Page 40

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes To Consolidated Financial Statements (Continued)

8.       Other Assets

                                                     1997                1996
                                            ---------------------------------

Proprietary software                          $ 2,722,268        $    290,902
Existing goodwill of acquired subsidiaries        691,133             259,800
Purchased computer software                       387,289             874,104
Organization costs and other assets               272,118             181,872
-----------------------------------------------------------------------------
                                                4,072,808           1,606,678
Less:  Accumulated amortization                 1,143,490             363,405
-----------------------------------------------------------------------------
                                                2,929,318           1,243,273
Deposits                                          127,500             119,628
Cash surrender value of officer's life
   insurance policies                              73,651             117,862
Deferred tax asset                                400,000              82,600
-----------------------------------------------------------------------------

                                              $ 3,530,469         $ 1,563,363
=============================================================================

         Amortization of other assets charged against income amounted to $358,956, $210,542, and $67,009 for the years ended December 31, 1997,
         1996 and 1995, respectively.

9.       Notes Payable

                                                                                                1997               1996
                                                                                  -------------------------------------
Revolving  credit  lines - banks,  secured by  business  assets and by  personal guarantees of officers/stockholders of certain subsidiaries. Interest is payable monthly at rates varying from prime plus 1/2% to prime plus 2% in 1997 and prime plus 1.25% to prime plus 1.5% in 1996. The credit lines are due through December
1998. Certain borrowings in 1996 were limited to the lesser of $5,000,000 or 80%
of Qualified accounts receivable.                                                        $ 4,504,529        $ 3,785,000

Notes payable - officers, unsecured, non-interest bearing,
due on demand                                                                                278,821             51,497

Notes payable - bank and individual, unsecured, bearing
interest at rates of 8% and prime plus 1.5%, due on demand                                        --             83,560
-----------------------------------------------------------------------------------------------------------------------

                                                                                         $ 4,783,350        $ 3,920,057
=======================================================================================================================

--------------------------------------------------------------------------------
                                     Page 14

                                  10-K Page 41

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes To Consolidated Financial Statements (Continued)


10.      Long-Term Debt

                                                                              1997             1996
                                                                 ----------------------------------
Notes payable - banks,  secured by  subsidiaries'
business  assets,  payable in monthly installments
totaling $27,779 plus interest at rates of prime plus 1.5%
and prime plus 2.5% in 1997 and $28,640 plus interest
at rates of 9.85%, prime plus 2% and prime plus 2.75%
in 1996, due through May 2001                                          $ 1,105,158      $ 1,512,162

Note payable - bank,  secured by building,
payable in monthly  installments  of
principal and interest totalling $4,652,
bearing interest at 9.5%, due April 2002                                   528,907               --

Notes  payable - finance  companies and banks,
secured by vehicles,  payable in
monthly principal installments of $5,823,
bearing interest at rates ranging from
9.75% to 10.9% in 1997 and ranging from
$330 to $523, bearing interest at rates
ranging from 9% to 9.75% in 1996, due through July 2001                    114,442           68,829

Notes payable - bank, secured by business assets, payable in               868,942                -
monthly installments of principal and interest totaling
$22,541, bearing interest at rates ranging from prime to
prime plus 2%, due through June 2003                                                             --

Capital lease obligations                                                  424,903          297,671
---------------------------------------------------------------------------------------------------
                                                                         3,042,352        1,878,662
Less:  Current maturities                                                  842,515          493,060
---------------------------------------------------------------------------------------------------

                                                                       $ 2,199,837      $ 1,385,602
===================================================================================================

         The scheduled maturities of long-term debt at December 31, 1997 are as follows:


       Year                                                          Amount
       --------------------------------------------------------------------

       1998                                                     $   842,515
       1999                                                         934,414
       2000                                                         494,308
       2001                                                         182,628
       2002                                                         573,637
       Thereafter                                                    14,850
       --------------------------------------------------------------------

                                                                $ 3,042,352
       ====================================================================

         Interest expense on the long and short-term notes payable (including notes payable in Note 9) amounted to $891,093, $193,579 and $9,350 for the years ended December 31, 1997, 1996 and 1995, respectively.

         The weighted average dollar amount of all borrowings (including notes payable in Note 9) for the years ended December 31, 1997 and 1996 was approximately $9,111,000 and $1,618,000, respectively. The weighted average interest rate was 9.8% for the years ended December 31, 1997 and 1996.


--------------------------------------------------------------------------------
                                     Page 15

                                  10-K Page 42

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

         Notes Receivable

         The carrying value of the notes approximate fair value because either the interest rates of the notes approximate the current rate that the Company could receive on a similar note, or because of the short-term nature of the notes.

         Notes Payable

         The carrying amount approximates fair value because of the short-term nature of the notes.

         Long-term Debt

         The carrying amount approximates fair value because either the stated interest rates fluctuate with current market rates or the interest rates approximate the current rates at which the Company could borrow funds on a similar note.

         Accounts Payable and Accrued Expenses

         The carrying amount approximates fair value.

12.      Income Taxes

         The provision for income taxes consists of:

                                                               1997             1996            1995
                                                ----------------------------------------------------

United States at statutory rates                        $ 1,570,452        $ 477,046       $  80,000
International                                               533,043               --              --
Current taxes covered by net operating loss                (328,462)         (32,300)        (80,000)
Acquired tax benefits                                       239,646               --              --
----------------------------------------------------------------------------------------------------
Current income tax provision                              2,014,679          444,746              --
Deferred income taxes (credit)                             (246,000)         (82,600)             --
----------------------------------------------------------------------------------------------------

                                                        $ 1,768,679        $ 362,146      $       --
====================================================================================================

--------------------------------------------------------------------------------
                                     Page 16

                                  10-K Page 43

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes To Consolidated Financial Statements (Continued)

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                      1997             1996
                                        -----------------------------------
Deferred Tax Assets:
   Goodwill                                $            --       $  136,918
   Liabilities and reserves                        269,178          107,746
   Net operating loss carryforwards              3,749,000               --
---------------------------------------------------------------------------
   Gross deferred tax assets                     4,018,178          244,664
   Valuation allowance                          (3,514,200)               --
---------------------------------------------------------------------------
                                                   503,978          244,664
---------------------------------------------------------------------------
Deferred Tax Liabilities:
   Property, plant and equipment                    44,695          162,064
   Intangible assets                                59,283                --
---------------------------------------------------------------------------
                                                   103,978          162,064
---------------------------------------------------------------------------

Net Deferred Tax Asset                       $     400,000       $   82,600
===========================================================================

         The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

                                            1997           1996          1995
                                            ---- ----------------------------
                                               %              %             %
                                            ---- ----------------------------

Statutory rate                                34             34            34
State income taxes, net of federal benefits    7              4             4
International tax rates different from the
   the statutory US federal rate              (3)            --            --
Income taxes covered by net operating
   loss carryforward                          --             --           (38)
Realization of deferred tax asset valuation
   allowance                                  (5)            (3)           --
Other                                          4             (4)           --
------------------------------------------------ ----------------------------

                                              37             31            --
================================================ ============================

--------------------------------------------------------------------------------

                                  10-K Page 44

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes To Consolidated Financial Statements (Continued)

13.      Earnings Per Share

         In  accordance  with  the  disclosure   requirements  of  SFAS  128,  a
         reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                             1997           1996            1995
                                      ------------------------------------------
Numerator:
   Net income                         $ 2,340,309      $ 686,219       $ 179,360
   Preferred stock dividends              (72,000)       (60,000)             --
--------------------------------------------------------------------------------

Numerator for basic earnings per share
   net income available to common
   stockholders                         2,268,309        626,219         179,360

   Effect of dilutive securities:
         Preferred stock dividends         72,000         60,000              --
--------------------------------------------------------------------------------

Numerator For Diluted Earnings
   Per Share - Income Available To
   Common Stockholders                $ 2,340,309      $ 686,219       $ 179,360
================================================================================

Denominator:
   Denominator for basic earnings per
      share - weighted-average shares  12,632,130      3,329,099       1,792,939
--------------------------------------------------------------------------------

   Effect of dilutive securities:
      Redeemable preferred stock          998,109        579,708              --
      Warrants                            778,839        628,229         174,032
      Employee stock options              450,790        103,737              --
      Contingent stock - acquisitions     385,315             --              --
--------------------------------------------------------------------------------
   Dilutive potential common shares     2,613,053      1,311,674         174,032
--------------------------------------------------------------------------------

Denominator For Diluted Earnings
   Per Share - Adjusted Weighted-
   Average Shares And Assumed
   Conversions                         15,245,183      4,640,773       1,966,971
================================================================================

Basic Earnings Per Share                  $   .18        $   .19         $   .10
================================================================================

Diluted Earnings Per Share                $   .15        $   .15         $   .09
================================================================================

14.      Commitments

         Rentals of space, vehicles, and office equipment under operating leases amounted to approximately $2,664,000, $828,000, and $49,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

--------------------------------------------------------------------------------
                                     Page 18

                                  10-K Page 45

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes To Consolidated Financial Statements (Continued)

         The Company has entered into employment contracts with key officers and employees of the Company and certain subsidiaries. The agreements are for periods of one to ten years through June 2009. Some of the employment contracts also call for bonus arrangements based on earnings of the particular subsidiary.

         The approximate minimum payments required under operating leases and employment contracts that have initial or remaining terms in excess of one year at December 31, 1997 are:


                                            Minimum           Employment
              Year                  Rental Payments            Contracts
          --------------------------------------------------------------

              1998                      $ 1,855,000        $   3,100,000
              1999                        1,685,000            2,900,000
              2000                        1,425,000            1,800,000
              2001                        1,052,000            1,200,000
              2002                          693,000              700,000
              Thereafter                  2,735,000            1,000,000
           -------------------------------------------------------------

                                        $ 9,445,000         $ 10,700,000
           =============================================================

         The Company has entered into various earnout arrangements with the selling shareholders of certain acquired subsidiaries. These arrangements provide for additional consideration to be paid in future years if certain earnings levels are met.

         The Company has entered into put options with the selling shareholders of various companies in which the Company acquired 80% interest. These options provide for the Company to acquire the 20% it does not own after periods ranging from 4 to 5 years from the dates of acquisition at amounts generally equal to 20% of the average annual earnings of the company before income taxes for the two year period to the put multiplied by a multiple ranging from 4 to 5.

         The Company entered into a three-year consulting agreement for $10,000 a month, expiring in October 1999, with an acquisition/consulting partnership whose partners are related parties.

15.      Profit Sharing Plan

         Several subsidiaries have qualified, noncontributory 401(k) plans for all eligible employees. There were no employer contributions in 1997 or 1996. A contribution of $4,659 was made in 1995. On January 1, 1998, the Company adopted a company-wide qualified, noncontributory 401(k) plan for all eligible employees.

16.      Redeemable Preferred Shares

         The Company has authorized 5,000,000 and 1,000,000 shares in 1997 and 1996, respectively, of preferred stock to be issued from time to time on such terms as is specified by the Board of Directors.
--------------------------------------------------------------------------------

                                  10-K Page 46

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes To Consolidated Financial Statements (Continued)

         In March 1996, the Company issued 9,000 8% convertible preferred shares at $100 per share, in exchange for 80% of Burling Instruments, Inc. If, and to the extent, the preferred shares have not been converted to common stock by the second anniversary of the initial issuance of the shares, the Company shall redeem the preferred shares by paying $100 per share. Each holder of the preferred shares may convert their preferred shares into common shares by dividing the redemption price ($100) by $5.75 per common share.

         In October 1996, the Company issued 100,000 8% redeemable preferred shares at $100 per share as partial consideration for the 100% purchase of ATI Communications. The 8% preferred dividend was waived by the holders in 1996. For purposes of redemption of the preferred shares, each share of ACT Communications, Inc.'s common stock was valued at $10,000. During 1997, the 100,000 shares of preferred stock were redeemed for 1,354,167 of the Company's common shares.






















--------------------------------------------------------------------------------

                                  10-K Page 47

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes To Consolidated Financial Statements (Continued)

17.      Stockholders' Equity

         Warrants

         The Company has issued warrants convertible into shares of common stock for consideration, as follows:

                                                              Exercise                          Exercisable
Class            Authorized        Issued      Exercised         Price         Date Of Issue      Period
--------------------------- ------------------------------------------ --------------------- -----------------

Class A             200,000       200,000        198,536     $   4.750            March 1994      5 years
Class B             200,000       200,000             --        20.000            March 1994      5 years
Class C              45,000        45,000         45,000         1.500            March 1994        N/A
Class F             300,000       300,000        260,000         2.500         December 1994      5 years
Class H             450,000       450,000        350,000         2.000           August 1995        N/A
Class I             450,000       450,000        450,000         2.000          January 1996        N/A
Class J             200,000       200,000        200,000         5.350        September 1996        N/A
Class K             250,000       250,000             --         5.310        September 1996      5 years
Class L             125,000       125,000        123,500         5.350          October 1996      5 years
Class M           1,000,000     1,000,000      1,000,000         3.000          October 1996        N/A
Class N             800,000       800,000             --         3.000          August  1997      5 years
Class O             200,000       200,000        200,000         3.000          August  1997        N/A
Class P             520,000       520,000             --         3.000        September 1997      5 years
Class Q             250,000       250,000             --         8.375        September 1997      5 years
Class R             125,000       125,000             --         8.375          October 1997      5 years

         Stock Option Plans

         During 1996, the Company adopted a non-qualified stock option plan (the Option Plan) and applies APB Opinion No. 25 and related Interpretations in accounting for the Option Plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Option Plan been determined based on the fair value at the grant dates for awards under the Option Plan, consistent with the alternative method set forth under SFAS 123, the Company's net income applicable to common stockholders and net income per common and common equivalent share would have been reduced. The pro forma amounts are indicated below:

                                                    1997               1996
                                    ---------------------------------------
Net Income Available To Common
  Stockholders
   As reported                               $ 2,268,309          $ 626,219
   Pro forma                                 $ 1,613,910          $ 430,713

Net Income Per Common Share
   As reported                                    $ 0.18             $ 0.19
   Pro forma                                      $ 0.13             $ 0.13

----------------------------------------------------------------------------

                                  10-K Page 48

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes To Consolidated Financial Statements (Continued)

         Under the Option Plan, options for 5,000,000 and 2,000,000 common shares were available for issuance to certain officers and employees of the Company at December 31, 1997 and 1996 respectively, of which 3,855,100 had been issued through December 31, 1997. The options may not be exercised until one to three years after the options have been granted, and are exercisable for a period of five years.

         In June 1996, the Company granted the Company's Chairman an option to acquire 630,000 shares of the Company's common shares at $4.46 per share. These options may be exercised for a period of five years through June 2001.

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: dividend yield of 0 percent in both years; expected volatility of 44.03 and 69.8 percent; risk-free interest rate of 8.5 percent for both years; and expected lives of 5 years for both years. The weighted-average fair value of options granted was $1.53 for the year ended December 31, 1997 and $1.29 for the year ended December 31, 1996.

         A summary of stock option activity for 1997 and 1996 is as follows:

                                                  1997                         1996
                                        ----------------------------  ---------------------------
                                                           Weighted-                    Weighted-
                                                             Average                      Average
                                                            Exercise                     Exercise
                                               Shares          Price          Shares        Price
                                        ---------------------------------------------------------
Outstanding on January 1                    2,180,200           $  4.40           --       $   --
Granted                                     2,486,600              4.62    2,180,200         4.40
Exercised                                    (650,000)             4.25           --           --
Forfeited/expired                            (181,700)             4.23           --           --
-------------------------------------------------------------------------------------------------
Outstanding on December 31                  3,835,100              4.39    2,180,200         4.40
-------------------------------------------------------------------------------------------------

Exercisable on December 31                    705,000              4.44           --           --
-------------------------------------------------------------------------------------------------

Shares available on December 31 for
   options that may be granted              1,144,900                        449,800
-------------------------------------------------------------------------------------------------

         The following table summarizes information about stock options at December 31, 1997:

                                  Outstanding Stock Options                   Exercisable Stock Options
                       ------------------------------------------------   ----------------------------------
                                            Weighted-
                                              Average         Weighted-                            Weighted-
                                            Remaining           Average                              Average
      Range Of                            Contractual          Exercise                             Exercise
  Exercise Prices             Shares             Life             Price              Shares            Price
-------------------- --------------- ---------------- ------------------------------------------------------
   $2.50 to $3.00            345,000                5            $ 2.68                  --           $   --
   $3.01 to $4.00          1,005,000                5              3.91                  --               --
   $4.01 to $5.00          1,655,100                5              4.40             705,000             4.44
   $5.01 to $6.00            780,000                5              5.57                  --               --
   $6.01 to $7.00             50,000                5              6.99                  --               --
                       -------------                     --------------   ----------------------------------
   $2.50 to $7.00          3,835,100                             $ 4.39             705,000           $ 4.44
                       =============                     ==============   ==================================

                                  10-K Page 49

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes To Consolidated Financial Statements (Continued)

18.      Legal Proceedings

         The Company is party to various legal proceedings. In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position or overall trends in results of the Company. The estimate of potential impact on the Company's financial position or overall results of operations for the above legal proceedings could change in the future.

19.      Supplemental Cash Flow Information

         The changes in operating assets and liabilities are as follows:


                                                          For The Years Ended December 31,
                                                   -----------------------------------------------
                                                              1997            1996            1995
                                                   -----------------------------------------------
(Increase) decrease in accounts receivable
   and unbilled receivables                           $ (5,342,120)  $      64,278      $ (326,991)
Increase in inventories                                   (656,886)       (826,310)        (43,668)
Increase in prepaid expenses                              (676,575)       (140,229)        (19,309)
Increase in deferred tax asset                            (120,803)        (82,600)             --
Increase (decrease) in accounts payable
   and accrued expenses                                 (1,102,582)     (1,989,985)        155,876
--------------------------------------------------------------------------------------------------

                                                      $ (7,898,966)   $ (2,974,846)     $ (234,092)
==================================================================================================

         In the years ended December 31, 1997, 1996 and 1995, the Company had the following noncash investing and financing activities:

                                                              1997            1996            1995
                                                   -----------------------------------------------

Payment of debt*                                         $ 521,000       $ 300,000     $        --
Purchase of note receivable*                                    --              --         500,000
Assets acquired for long-term debt                         490,217              --              --
Assets acquired*                                           162,857          92,109              --
Employment services*                                            --         132,323              --
Capital leases                                             124,709         128,000          24,420
Other*                                                          --          37,500              --

         *The Company issued shares of stock in exchange for this item.

         Assets  acquired,   liabilities  assumed  and  consideration  paid  for
acquisitions were:

                                        1997             1996             1995
                              -------------- ---------------------------------

Fair value of assets acquired  $  26,908,830    $  29,095,084    $   2,291,273
Cash acquired                     (5,037,124)        (903,276)         (11,174)
Liabilities assumed              (12,533,128)     (13,806,808)        (890,396)
Issuance of common stock         (13,322,004)     (14,303,853)      (1,087,140)
                              -------------- ---------------------------------

Net cash paid (received)       $  (3,983,426) $        81,147   $      302,563
                              ============== =================================

------------------------------------------------------------------------------

                                  10-K Page 50

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes To Consolidated Financial Statements (Continued)

         In 1997, 100,000 shares of the Company's 8% redeemable preferred shares, as discussed in Note 16, were redeemed for 1,354,167 common shares. This resulted in a net decrease in goodwill of $7,500,000.

20.      Industry Segment Reporting

         The Company's business is currently organized into four business groups, or industry segments, that operate in the United States, Canada and Europe; the Services and Solutions Group, the Computer Group, the Manufacturing Group, and the International Group, as follows:

     o The Services and Solutions Group installs, sells, services and supports business cellular phone and other wireless services, business telephone systems, voice mail and interactive voice response systems, flat rate extended area calling services for business and residential customers, commercial long distance and local telephone services, residential long distance telephone services, digital satellite television services to business and consumer end-users, and computer systems, offering custom and custom-tailored software and hardware systems for manufacturers, wholesalers, distributors and field sales and service organizations. The Company also constructs and installs microwave cellular and digital PCS towers.

     o The Computer Group provides leasing, re-marketing, parts-on-demand, consulting and business continuity services for mainframe, midrange and PC systems to industrial, commercial and retail organizations.

     o The Manufacturing Group manufactures customized analog and digital and off-the-shelf industrial temperature controls and custom analog and digital electrical products, and controls for factory automation, combustion and commercial heating and air conditioning systems.

     o The International Group was formed in 1997 to enable the Company to become an application service solutions provider to the global wireless industry.

         Information about the Company's operations in 1997, 1996 and 1995, by segment of business, is as follows:

                                       Net Operating Revenue(1)
                           ---------------------------------------------------
                                         1997             1996            1995
                           ------------------ --------------------------------

Services and Solutions         $   46,382,593     $ 13,931,345     $ 1,691,450
Computer                           39,444,662        1,992,501         644,549
Manufacturing                      12,350,085        3,839,356              --
International                       4,981,774               --              --
--------------------------------------------- --------------------------------
Segments total                    103,159,114       19,763,202       2,335,999
Other                                      --          120,198              --
--------------------------------------------- --------------------------------

                                $ 103,159,114     $ 19,883,400     $ 2,335,999
============================================= ================================

         (1) No single customer represents 10% or more of sales.

-------------------------------------------------------------------------------

                                  10-K Page 51

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes To Consolidated Financial Statements (Continued)

                                          Operating Profit                         Identifiable Assets
                             -------------------------------------------    ---------------------------------
                                         1997          1996         1995                1997             1996
                             ------------------------------------------- ------------------------------------

Services and Solutions            $ 1,684,026  $    828,137   $   17,856        $ 27,665,937     $ 13,995,490
Computer                            2,061,257       504,435      226,990           8,735,616        1,913,968
Manufacturing                         225,059       443,889           --           6,975,554        2,608,040
International                       1,407,022                         --           3,851,316
---------------------------- ------------------------------------------- ------------------------------------
Segments total                      5,377,364     1,776,461      244,846          47,228,423       18,517,498
Amounts not allocated(2)             (571,176)     (595,765))    (16,523)                 --               --
General corporate(3)                       --            --           --          14,053,153       14,690,595
---------------------------- ------------------------------------------- ------------------------------------

         Total                    $ 4,806,188   $ 1,180,696    $ 228,323        $ 61,281,576     $ 33,208,093
============================ =========================================== ====================================

         (2) Amounts not allocated to segments include interest expense, interest income and general corporate income and expense. (3) Includes goodwill of $12,262,786 and $14,267,985 in 1997 and 1996.

                                 Additions To Property,                      Depreciation And
                                   Plant And Equipment                          Amortization
                             --------------------------------   ---------------------------------------------
                                         1997            1996               1997           1996          1995
                             --------------------------------------------------- ----------------------------

Services and Solutions           $    213,517      $  113,687       $    617,621      $ 323,781    $   23,302
Computer                              364,416          20,000            108,245          1,703         3,695
Manufacturing                         872,542          28,573            177,776         36,820            --
International                         144,807              --            240,597                           --
-------------------------------------------------------------------------------- ----------------------------
Segments total                      1,595,282         162,260          1,144,239        362,304        26,997
General corporate                      98,152          75,223            730,134        349,933       105,693
Noncash additions                    (777,864)       (128,000)                --             --            --
-------------------------------------------------------------------------------- ----------------------------

              Total              $    915,570      $  109,483        $ 1,874,373      $ 712,237     $ 132,690
================================================================================ ============================

21.      Related Party Transactions

          In connection with the acquisitions which took place in 1997, 1996 and 1995, the Company paid a related party, The Bay Group, $473,750, $457,152 and $126,500, respectively, for investment banking services. These payments were included in the total cost of assets purchased and are being amortized over the life of the related assets.

22.      Subsequent Events

          Effective  as of  January  1,  1998,  the  Company  purchased  100% of
          Information Products Center, Inc. in exchange for approximately 551,000 shares of common stock at closing and 551,000 additional shares in subsequent years if certain earnings targets are reached. Information Products Center, Inc. is a computer network solutions provider.

          Effective as of January 1, 1998, the Company was in negotiations to acquire an electrical contractor, specializing in the installation of data and fiber optics networks, in exchange for approximately 2,200,000 shares of common stock.

--------------------------------------------------------------------------------

                                  10-K Page 52

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes To Consolidated Financial Statements (Continued)

23.      Pro Forma Information (Unaudited)

         The following pro forma balance sheet of the Company at December 31, 1997 gives effect to the subsequent acquisition of Information Products Center, Inc. and the probable acquisition of an electrical contractor, as if they were effective at December 31, 1997. The statement gives effect to the acquisitions under the purchase method of accounting and the assumptions in the accompanying notes to the pro forma financial statements.

         The following pro forma consolidated statement of operations of the Company for the year ended December 31, 1997 gives effect to the acquisitions, disclosed in Note 2, as if they were effective at January 1, 1997 and also gives effect to the subsequent acquisitions, disclosed in Note 22, as if they were effective at January 1, 1997. The statement gives effect to the acquisitions under the purchase method of accounting and the assumptions in the accompanying notes to the pro forma financial statements.

         The pro forma financial statements may not be indicative of the results that would have actually occurred if the acquisitions had been effective on the dates indicated or of the results that may be obtained in the future. The pro forma financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company.

--------------------------------------------------------------------------------
                                     Page 26

                                  10-K Page 53

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes To Consolidated Financial Statements (Continued)

                                          Pro Forma Consolidated Balance Sheet
                                                      (Unaudited)

                                               As Reported         Subsequent                                  Pro Forma
                                              December 31,       Acquisitions                               December 31,
                                                      1997                 (1)                                      1997
                                       ------------------------------------------------------------ --------------------

Current assets                                $ 39,574,608        $ 7,614,099    $           --             $ 47,188,707
Property, plant and equipment                    5,338,713            658,207                --                5,996,920
Notes receivable                                   575,000                 --                --                  575,000
Goodwill                                        12,262,786                 --         2,346,331  (2)          14,609,117
Other assets                                     3,530,469            334,590                --                3,865,059
--------------------------------------------------------------------------------------------------- --------------------

Total Assets                                  $ 61,281,576        $ 8,606,896       $ 2,346,331             $ 72,234,803
=================================================================================================== ====================

Current liabilities                           $ 20,112,442        $ 5,833,464    $           --             $ 25,945,906
Long-term debt                                   2,199,837            342,514                --                2,542,351
Minority interest                                1,784,668                 --                --                1,784,668
Preferred  stock                                   900,000            350,000          (350,000) (3)             900,000
Common stock                                        20,672             30,425           (28,318) (4)              22,779
Additional paid-in capital                      33,680,216            388,540         4,359,355  (5)          38,428,111
Retained earnings                                2,586,128          1,661,953        (1,634,706) (6)           2,613,375
Foreign currency translation
   adjustment                                       (2,387)                --                --                   (2,387)
--------------------------------------------------------------------------------------------------- --------------------

Total Liabilities And Stockholders'
   Equity                                     $ 61,281,576        $ 8,606,896       $ 2,346,331             $ 72,234,803
=================================================================================================== ====================

          NOTE:The Pro Forma Consolidated Balance Sheet gives effect to the following pro forma adjustments:

          (1) Represents the December 31, 1997 Balance Sheet of subsequent acquisitions that would have been consolidated with the Company if the acquisition would have taken place on December 31, 1997.

          (2) Represents the amount of goodwill to be recorded on each of the acquisitions net of 1997 amortization of goodwill.

          (3) Represents the elimination of preferred stock on the books of each of the acquired companies at December 31, 1997.

          (4) Represents the total issuance of 2,107,433 shares of the Company's $.001 par value common stock for the acquisitions above, less the elimination of the total common stock on the books of each of the acquired companies at December 31, 1997 in the total amount of $30,425.

          (5) Represents the total value of the shares issued, less their par value, for the acquisitions, in the amount of $4,747,895, less the elimination of the total additional paid-in capital on the books of the acquired companies at December 31, 1997 in the amount of $388,540.

          (6) Represents the elimination of the retained earnings on the books of each of the acquired companies at December 31, 1997.

--------------------------------------------------------------------------------

                                  10-K Page 54

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Notes To Consolidated Financial Statements (Continued)

                                    Pro Forma Consolidated Statement Of Operations

                                                     (Unaudited)

                                                         Proforma
                                                      Adjustments         Proforma
                                                          Of 1997      Adjustments
                                      As Reported        Acquired    Of Subsequent                           Pro Forma
                                     December 31,    Subsidiaries     Acquisitions                        December 31,
                                             1997              (1)              (2)                               1997
                                  ------------------------------------------------------------------------------------

Net operating revenue               $ 103,159,114    $ 27,604,698     $ 33,011,387    $         --       $ 163,775,199
Cost of goods sold                     69,407,816      18,248,579       26,651,019              --         114,307,414
----------------------------------------------------------------------------------------------------------------------
Gross profit                           33,751,298       9,356,119        6,360,368              --          49,467,785
Operating expenses                     29,839,044       8,738,188        5,198,282         221,126  (3)     43,996,640
----------------------------------------------------------------------------------------------------------------------
Operating income                        3,912,254         617,931        1,162,086        (221,126)          5,471,145
Gain on sale of assets                  1,679,627              --               --              --           1,679,627
Interest income                           192,646         106,882           76,315              --             375,843
Interest expense                         (978,339)       (123,210)        (142,809)             --          (1,244,358)
Minority interest                        (697,200)             --               --          28,136  (4)       (669,064)
Provision for income taxes             (1,768,679)       (145,519)        (548,571)         66,127  (5)     (2,396,642)
----------------------------------------------------------------------------------------------------------------------
Net income                              2,340,309         456,084          547,021        (126,863)          3,216,551
Dividends                                 (72,000)             --               --              --             (72,000)
----------------------------------------------------------------------------------------------------------------------
Net income available
  to common stockholders            $   2,268,309   $     456,084    $     547,021      $ (126,863)      $   3,144,551
======================================================================================================================
Net income per common share -
  basic                                      0.18                                                                 0.17
======================================================================================================================
Net income per common share -
   diluted                                   0.15                                                                 0.15
======================================================================================================================
Weighted average number of
   common shares outstanding -
   basic                               12,632,130                                                           18,944,757
======================================================================================================================
Weighted average number of
   common shares outstanding -
   diluted                             15,245,183                                                           21,557,810
======================================================================================================================

     NOTE: The Pro Forma Consolidated Statement of Operations gives effect to the following pro forma adjustments:

(1) Represents the Statement of Operations of the subsidiaries acquired in 1997, disclosed in Note 2, that would have been consolidated with the Company if the acquisitions would have taken place on January 1, 1997.

(2) Represents the Statement of Operations of the two subsequent acquisitions for the twelve months ended December 31, 1997 that would have been consolidated with the Company if the acquisition would have taken place on January 1, 1997.

(3) Represents the amortization expense for goodwill. Goodwill is being amortized straight-line, over 20 years.

(4) Represents the minority interest in the earnings of less than 100%-owned subsidiaries.

(5) Represents the increase in the tax provision due to the proforma additional earnings, before nondeductible dividend expense.

--------------------------------------------------------------------------------

                                  10-K Page 55

LIST OF EXHIBITS
(Item 14 (c))

    Exhibit
    Number                                  Description

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-37713) filed with the Commission on November 19,
     1997)

3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 3 to the Company's Registration Statement on Form S-1 (File No. 33-79678) filed with the Commission on June 3, 1994)

*10.1 1996 Non-Qualified Stock Option Plan of Applied Cellular Technology, Inc., as amended as of August 20, 1997 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-39553) filed with the Commission on November 5, 1997)

*10.2 Richard J. Sullivan Employment Agreement

*10.3 Garret A. Sullivan Employment Agreement

*10.4 David A. Loppert Employment Agreement

12    Statement Re Computation of Ratios

21    List of Subsidiaries of Applied Cellular Technology, Inc.

27    Financial Data Schedule

99    Cautionary Statements

     * Management contract or compensatory plan.











                                  10-K Page 56