Form 10-K/A
period 1997-12-31
APPLIED CELLULAR TECHNOLOGY INC
filed 1998-04-30
CIK 924642

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------

                               AMENDMENT NO. 1 ON
                                   FORM 10-K/A

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

     At March 20, 1998, 22,187,960 shares of Common Stock were outstanding.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The principal directors and executive officers of the Company are as follows:

              Name    Age             Position/Committees   Position Held Since
-------------------------- ------------------------------- --------------------

Richard J. Sullivan   58   Chairman, CEO (1,2)              May 1993
Garrett A. Sullivan   63   Director, President, COO (1,3)   March 1995
David A. Loppert      43   Vice President, Treasurer, CFO   February 1997
Daniel E. Penni       50   Director (1,2,3)                 March 1995
Angela M. Sullivan    38   Director (1,2)                   April 1996
Arthur F. Noterman    56   Director (1,3)                   February 1997
-----------------------
(1)  Member of the Executive Committee
(2)  Member of the Compensation Committee
(3)  Member of the Audit Committee

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

Board Committees and Meetings

     The Company has standing Executive, Audit and Compensation Committees of the Board of Directors. The members of the committees are identified with the list of Directors on the preceding pages.

     The Audit Committee recommends for approval by the Board of Directors a firm of certified public accountants whose duty it is to audit the consolidated financial statements of the Company for the fiscal year in which they are appointed, and monitors the effectiveness of the audit effort, the Company's internal and financial accounting organization and controls and financial reporting. The audit committee held two meetings during 1997.

     The Compensation Committee administers the Company's 1996 Non-Qualified Stock Option Plan, including the review and grant of stock options to officers and other employees under such plan. The Compensation Committee also reviews and approves various other Company compensation policies and matters and reviews and approves salaries and other matters relating to the executive officers of the Company. The Compensation Committee reviews all senior corporate employees after the end of each fiscal year to determine compensation for the subsequent year.

Particular attention is paid to each employee's contributions to the current and future success of the Company along with their salary level as compared to the market value of personnel with similar skills and responsibilities. The Compensation Committee also looks at accomplishments which are above and beyond management's normal expectations for their positions. The Compensation Committee met four times during 1997.

     Prior to 1996,  Richard  J.  Sullivan,  the  Company's  Chairman  and Chief
Executive Officer, did not receive direct compensation from the Company. Starting in 1996, Mr. Sullivan's compensation has been determined taking into account the factors identified in the preceding paragraph. See "Executive Compensation-Compensation Committee Report on Executive Compensation."

     The Board of Directors held 58 meetings during 1997 and acted by written consent three times during 1997. During the year, all Directors attended 75% or more of the meetings of the Board of Directors and the Board Committees to which they were assigned.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors of the Company and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of all such reports to the Company.

     The Company believes, based on its stock transfer records and other information available to the Company, that all reports required under Section 16(a) were timely filed.


ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning the total remuneration paid or accrued by the Company, to or on behalf of the Company's Chief Executive Officer and to the Company's other Executive Officers for the last three years:


                           Summary Compensation Table
                           --------------------------
                                                                                                  Long-Term
                           Annual Compensation                      Awards                  Compensation Payouts
                           -------------------                      ------                  --------------------
                                                                Other   Restricted
   Name and                                                     Annual    Stock    Options/    LTIP     All Other
Principal Position (1)          Year      Salary    Bonus    Compensation Awards    SAR's(5)  Payouts Compensation
----------------------          ----      ------    -----    -------------------    --------  --------------------

Richard J. Sullivan             1997    $116,668  140,000   $   3,623        -    1,000,000       -    $   -
Chairman, CEO and               1996         $ -      $ -   $  68,816        -    1,130,000       -    $   -
Secretary                       1995         $ -      $ -   $       -        -            -       -    $   -
Garrett A. Sullivan (2)         1997    $105,499  $75,000        $811        -      350,000       -    $   -
Director, President             1996    $113,966  $25,000   $       -        -      150,000       -    $   -
And COO                         1995     $27,745      $ -   $       -        -                    -    $   -
Gary A. Gray (3)                1997         N/A      $ -   $       -        -            -       -    $   -
                                1996         N/A      $ -   $       -        -            -       -    $   -
                                1995     $56,457      $ -   $       -        -            -       -    $   -
David A. Loppert (4)            1997     $64,423  $25,000   $       -        -      150,000       -    $   -
Vice President,                 1996         N/A      $ -   $       -        -            -       -    $   -
Treasurer and Chief             1995         N/A      $ -   $       -        -            -       -    $   -
Financial Officer
----------------

(1) No executive officer served pursuant to an employment contract through the 1996 fiscal year. See "Termination of Employment and Change of Control Arrangement" below for agreements entered into subsequent to December 31, 1996.

(2) Mr. Sullivan was Secretary until March 1996 and Acting Chief Financial Officer until February 1997.

(3) Mr. Gray was President, Secretary and Chief Financial Officer from May 1993 to March 1995.

(4)  Mr. Loppert joined the Company in February 1997.

(5)  Indicates number of securities underlying options.

Option Grants in Last Fiscal Year

     The following table contains information concerning the Company's grant of Stock Options under the Company's 1996 Non-Qualified Stock Option Plan to the named Executive Officers during the 1997:

                       Option Grants In Last Fiscal Year
                                Individual Grants
                                -----------------

                                  Number of    % of Total
                                  Securities   Options                                           Grant Date
                                  Underlying   Granted to     Exercise                           Present
                                  Options      Employees      Price       Grant    Expiration    Value (2)
Name (1)                          Granted      in 1997        ($/Sh)      Date     Date          ($)
--------                          -------      -------        ------      ----     ----          ---

Richard J. Sullivan               500,000       20.10%       $3.93     August, 97   August, 03   $765,000
                                  500,000       20.10%       $5.58     November, 97 November, 03 $765,000
Garrett A. Sullivan               200,000        8.00%       $3.93     Augugst, 97  August, 03   $306,000
                                  150,000        6.00%       $5.58     November, 97 November, 03 $229,500
David A. Loppert                   50,000        2.00%       $4.25     February, 97 February, 03 $ 76,500
                                  100,000        4.00%       $3.93     August, 97   August, 03   $153,000


(1) Options granted under the 1996 Non-Qualified Stock Option Plan were granted at an exercise price equal to 85% of the fair market value of the Company's common shares on the grant date. These options are exercisable over a five-year period beginning with the first anniversary of the grant date.

(2) Based on the grant date present value of $1.53 per option share which was derived using the Black-Scholes option pricing model in accordance with rules and regulations of the Securities Exchange Commission and is not intended to forecast future appreciation of the Company's common share price. The Black-Scholes model was used with the following assumptions: dividend yield of 0%; expected volatility of 44.03 percent; risk-free interest rate of 8.5%; and expected lives of 5 years.

Option Exercises and Fiscal Year-End Values

     The following table sets forth information with respect to the Executive Officers concerning the exercise of options during 1997 and unexercised options held on December 31, 1997:

                 Aggregate Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values
                       ---------------------------------

                                                          Number of Securities       Value of Unexercised
                      Shares                            Underlying Unexercised      In-The-Money Options at
                      Acquired On        Value         Options at Year End 1997 (#)  Year End 1997 ($) (1)
Name                  Exercise (#)       Realized ($)   Exercisable Unexercisable  Exercisable Unexercisable
----                  ------------       ------------  --------------------------  -------------------------

Richard J. Sullivan           500,000        $2,125,000    630,000      1,000,000    $2,835,000  $2,250,000
Garrett A. Sullivan           150,000          $637,500          -        350,000    $        -  $   00,000
David A. Loppert                    -                 -          -        150,000    $        -  $  675,000
________________

(1) Based on the closing price of the Company's Common Stock on the Nasdaq SmallCap Market, as published in the Wall Street Journal on December 31, 1997 ($4.50).

Compensation Pursuant to Plans

     Other than as disclosed above, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year or is proposed to be paid or distributed in the future, to the individuals described above.

Compensation of Directors

     Directors of the Company who are not employees of the Company may receive a fee of $250 per meeting for their attendance at meetings of the Company's Board of Directors and are entitled to reimbursement for reasonable travel expenses.

Compensation Committee Interlocks and Insider Participation

     Richard J. Sullivan, the Chief Executive Officer of the Company, is Chairman of the Compensation Committee.

Termination of Employment and Change of Control Arrangement

     The Company has entered into employment agreements with Richard J. Sullivan, Chairman; Garrett A. Sullivan, President; and David A. Loppert, Chief Financial Officer. The agreements are for five-year, three-year and two-year terms, commence June 1, 1997, June 1, 1997 and December 1, 1997 and end May 31, 2002, May 31, 2000 and November 30, 1999, respectively. At the expiration of their respective terms, these agreements automatically renew for successive one-year terms on each anniversary of the employee's employment beginning with the June/December 1, 1998 anniversary date. In the event of a "change in control", at the employee's option, he may terminate his employment under the agreement at any time within one year after such change of control. The Company shall pay to the employee a severance payment equal to the maximum amount which would not result in such payment being an excess parachute payment as defined in the Internal Revenue Code. Additionally, upon termination of employment for any reason other than for breach under the agreement, the employee shall be entitled to receive from the Company 36 equal monthly payments of 8.333% of his compensation from the Company over the 12-month period for which his compensation was the greatest. Mr. Richard Sullivan's agreement provides that he may elect to receive a percentage of his salary for each 12-month period in shares of the Company's Common Stock. For the 12-month period commencing June 1, 1997, Mr. Sullivan has elected to receive all of his compensation in stock.

Indebtedness of Management

     David A. Loppert, Chief Financial Officer, has executed a promissory note in favor of the Company in the amount of $260,000. The promissory note is non-interest bearing and was executed as consideration for the purchase by Mr. Loppert of 100,000 shares of the Company. The entire amount due on such note was outstanding on March 1, 1998.


             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Compensation Committee of the Board

     The Compensation Committee is composed of two non-employee, independent members of the Board of Directors and Richard J. Sullivan, Chairman and Chief Executive Officer of the Company. It is the Compensation Committee's
responsibility to review, recommend and approve changes to the Company's compensation policies and programs. It is also the Committee's responsibility to review and approve all compensation actions for the executive officers of the Company and various other Company compensation policies and matters and administers the Company's Stock Option Plan, including the review and approval of stock option grants to the executive officers of the Company.

General Compensation Philosophy

     The Company's executive compensation programs are designed to enable the Company to attract, retain and motivate the executives of the Company and its subsidiaries. The Company's general compensation philosophy is that total cash compensation should vary with the performance of the Company in attaining financial and non-financial objectives and that any long-term incentive compensation should be closely aligned with the interests of stockholders. Total cash compensation for the majority of the Company's employees, including its executive officers, consists of a base salary and a cash bonus based on the profitability of the Company and its individual subsidiaries. Long-term incentive compensation is realized through the granting of stock options to most employees, at the discretion of individual subsidiary company presidents, as well as eligible executive officers.

Setting Executive Compensation

     In setting the base salary and individual bonuses (hereafter together referred to as "BSB") for executives, the Compensation Committee reviews information relating to executive compensation of US based companies that are of the same size as the Company. While there is no specific formula that is used to set compensation in relation to this market data, executive officer BSB is generally set below the median salaries for comparable jobs in the market place. However, when specific financial and non-financial goals are met, additional compensation in the form of either cash compensation or long-term incentive compensation may be paid to the executive officers of the Company.

Base Salary

     The Compensation Committee reviews the history and proposals for the compensation package of each of the executive officers, including base salary. Increases in base salary are governed by three factors: merit (an individuals performance); market parity (to adjust salaries based on the competitive market); and promotions (to reflect increases in responsibility). In assessing market parity, the Company relies on market surveys of similar sized publicly traded companies and generally pays below the median of these companies. The guidelines are set each year and vary from year to year to reflect the competitive environment and to control the overall cost of salary growth. Individual merit increases are based on performance and can range from 0% to 100%.

     The salary guidelines for all presidents of the Company's subsidiaries are generally based upon individual negotiated employment agreements. Merit increases are submitted by the President of the Company to the Compensation Committee for approval based upon individual performance and the performance of the subsidiary. Merit increases for non-executive employees are at the discretion of the presidents of the individual subsidiary companies.

Cash and Stock Incentive Compensation Programs

     To reward performance, the Company provides its executive officers, and the executive officers of subsidiary companies with additional compensation in the form of a cash bonus and/or stock awards. No fixed formula or weighting is applied by the Compensation Committee to corporate performance versus individual performance in determining these awards. The amounts of such awards are determined by the Committee acting in its discretion. Such determination, except in the case of the award for the Chairman, is made after considering the recommendations of the Chairman and President and such other matters as the Committee deems relevant. The Committee, acting in its discretion, may determine to pay a lesser award than the maximum specified. The amount of the total incentive is divided between cash and stock at the discretion of the Committee.

Stock Options

     The Stock Option Plan is a long-term plan designed to link rewards with stockholder value over time. Stock options are granted to aid in the retention of employees and to align the interests of employees with stockholders. Stock options have value for an employee only if the price of the Company's stock increases above the fair market value on the grant date and the employee remains in the Company's employ for the period required for the stock option to be exercisable, thus providing an incentive to remain in the Company's employ.

     The Company has a 1996 Non-Qualified Stock Option Plan for use for all employees of the Company, including executive officers. Grants to executive officers of the Company and to officers of the Company's subsidiaries are made at the discretion of the Compensation Committee. The Committee may also make available a pool of options to each subsidiary to be granted at the discretion of such subsidiaries' president.

     In 1997, stock options for the executive officers were granted upon the recommendation of management and approval of the Compensation Committee based on their subjective evaluation of the appropriate amount for the level and amount of responsibility for each executive officer.

Decisions on 1997 Compensation

     The Company's compensation program is leveraged towards the achievement of corporate and business objectives. This pay-for-performance program is most clearly exemplified in the compensation of the Company's Chief Executive Officer, Richard J. Sullivan. Mr. Sullivan's compensation awards were made based upon the Compensation Committee's assessment of the Company's financial and non-financial performance. The results were evaluated based on the overall judgment of the Compensation Committee. Prior to June, 1997, Mr. Sullivan did not receive a salary from the Company. Effective as of June 1, 1997, Mr. Sullivan's base salary was set at $200,000 per annum, which Mr. Sullivan elected to receive in shares of the Company's common stock. Mr. Sullivan's base salary is considerably below market for similarly sized publicly traded companies. Mr. Sullivan was awarded two stock option grants in 1997; one in August 1997 and one in November 1997 to provide Mr. Sullivan with total cumulative stock option grants which were more consistent with the competitive marketplace.

     The Compensation Committee is pleased to submit this report to the stockholders with regard to the above matters.

         Compensation Committee:

         Richard J. Sullivan, Chairman
         Daniel E. Penni
         Angela M. Sullivan

Stock Price Performance

         The following performance graph compares the changes, for the period indicated, in the cumulative total value of $100 hypothetically invested in each of (a) the Company's Common Stock, (b) the Nasdaq Stock Market, (c) the Russell 2000 Stock Index and (d) a group of publicly-traded companies which the Company considers to be in its peer group. Such peer group companies are Cerplex Group, Inc., Comdisco, Inc., Innovative Tech Systems, Inc., Glenayre Technologies, Inc., Thermo Voltek Corp. and Telecomm Industries Corp.


                             Cumulative Total Return
                           Based on Investment of $100
                       December 31, 1995-December 31, 1997
                                [GRAPH OMITTED]

                                 Dollar Value of $100 Investment at
                                 ----------------------------------

                               12/31/95             12/31/96        12/31/97
                               --------            --------        --------
   The Company................. $100.00            $  97.58         $105.82
   The Nasdaq Stock Marke
     Total Return Index........ $100.00             $123.00         $150.93
   The Russell 2000 Index ..... $100.00             $116.49         $142.54
   Peer Group ................. $100.00            $  96.63        $  32.11

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Equity Securities in the Company

     The following table sets forth information regarding beneficial ownership of the Company's Common Stock by each Director and the Directors and Executive Officers as a group as of December 31, 1997:

                                 Aggregate Number           Percent of
                                    Of Shares              Outstanding
Name                            Beneficially Owned            Shares
----------------------------------------------------------------------------

Richard J. Sullivan                2,299,501  (1)               11.1%
Garrett A. Sullivan                  500,000  (2)                2.4%
Daniel E. Penni                      151,865  (3)                   *
Angela M. Sullivan                    65,000  (3)                   *
Arthur F. Noterman                    64,000  (3)                   *
All Directors and Executive
   Officers as a group (Six)
                                   3,331,366  (4)               16.1%
---------------


* Represents less than 1% of the issued and outstanding shares of Common Stock of the Company.

1. Includes 193,265 shares owned by The Bay Group, 373,127 shares owned by Great Bay Technology, Inc., and 1,630,000 shares which may be acquired upon the exercise of options, 630,000 of which are now exercisable and 1,000,000 of which are not now exercisable. The Bay Group is controlled by Richard J. Sullivan and Angela M. Sullivan. Great Bay Technology, Inc. is controlled by Richard J. Sullivan, Angela M. Sullivan and Stephanie Sullivan.

2. Includes 350,000 shares which may be acquired upon the exercise of options which are not now exercisable.

3. Includes 60,000 shares which may be acquired upon the exercise of options of which 25,000 are now exercisable and 35,000 are not now exercisable.

4. Includes 2,310,000 shares which may be acquired upon the exercise of options, 705,000 of which are now exercisable and 1,605,000 of which are not now exercisable.

         The following table sets forth information concerning warrants to purchase shares of the Company's Common Stock which are owned beneficially by Directors and Executive Officers of the Company individually and as a group as of December 31, 1997:

                              Class of    Number of  Percent of   Exercise Price
                 Name         Warrants   Warrants (1)  Class         Per Share
--------------------------------------------------------------------------------

Richard J. Sullivan (2)       Class K     250,000       100.00%       $  5.31
                              Class N     600,000        75.00%       $  3.00
Garrett A. Sullivan           Class H     100,000        22.22%       $  2.00
                              Class N     100,000        12.50%       $  3.00
Daniel E. Penni                  --          --        --                  --
Angela M. Sullivan               --          --        --                  --
Arthur F. Noterman               --          --        --                  --
All Directors and Executive
   Officers as a group (Six)
                              Class H     100,000        22.22%       $  2.00
                              Class K     250,000       100.00%       $  5.31
                              Class N     700,000        87.50%       $  3.00
--------------------


(1) Pursuant to Rule 13(d)(3) under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct a disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.

(2)  Represents  warrants  owned  by  Great  Bay  Technology,   Inc.  Great  Bay
     Technology, Inc. is controlled by Richard J. Sullivan, Angela M. Sullivan and Stephanie Sullivan.

Principal Shareholders

         Set forth in the table below is information as of December 31, 1997 with respect to persons known to the Company (other than Executive Officers and Directors shown in the preceding table) to be the beneficial owners of more than five percent of the Company's issued and outstanding Common Stock:

                                  Number of Shares             Percent
      Name and Address           Beneficially Owned            Of Class
--------------------------------------------------------------------------------

James M. Shaver (1)                 1,433,600                   6.9%
1811 Center Point Circle #111
Naperville, Illinois 60563
-----------

(1) Mr. Shaver is the President of Advanced Telecommunications, Inc., an 80% owned subsidiary of the Company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Conversion of Preferred Stock

         Effective January 1, 1997, the Company entered into agreements with Bruce Reale and Vincent A. Lo Castro, under which the Company agreed to pay consulting fees to each of them in the amount of $96,000 per calendar quarter, in lieu of dividends otherwise payable in respect of shares of preferred stock of the Company owned Mr. Lo Castro and by a trust affiliated with Mr. Reale. Effective June 30, 1997, the Company exchanged an aggregate of 650,000 shares of its common stock for 48,000 shares of such preferred stock held by Mr. Lo Castro, and in exchange for certain related warrants. The Company's obligation to pay the consulting fees to Mr. Lo Castro described above was terminated as part of such exchange. Effective September 30, 1997, the Company exchanged an aggregate of 704,167 shares of its common stock for 52,000 shares of such preferred stock held by Mr. Reale and Capital Alliance Corporation. The
Company's obligation to pay the consulting fees to Mr. Reale and Capital Alliance Corporation described above were terminated as part of such exchange.

Changes in Control

         There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Potential Conflicts of Interests

         Mr. Richard J. Sullivan, the Chief Executive Officer of the Company, is also Chairman of Great Bay Technology, Inc. and Managing General Partner of the Bay Group. Both of these companies conduct business with the Company and receive compensation from the Company for various services, including assistance in identifying potential acquisition candidates and in negotiating acquisition transactions. The relationships among such companies, Mr. Sullivan and the Company may involve conflicts of interest. For services rendered in connection with acquisitions which took place in 1997, 1996 and 1995, the Company paid The Bay Group, $473,750, $457,152 and $126,500, respectively, for investment banking services.

Consulting Agreements

         On October 16, 1996 the Company entered into a Consulting Agreement ("Agreement") with Joseph, Brian & Christopher Associates, a Pennsylvania partnership ("Consultant"). The Company engaged the Consultant to render acquisition advice to the Company and to ACT Communications, Inc., a wholly owned subsidiary of the Company. The term of the Agreement is for a period of three years ending September 30, 1999 and the consulting fee is $10,000 per month. Thereafter, the Agreement may be extended by mutual agreement. The general partners of the Consultant are the selling shareholders of ATI Communications, a company that was acquired effective as of September 1, 1996.

Earnout Agreements

         The Company has entered into various earnout arrangements with the selling shareholders of certain acquired subsidiaries. These arrangements provide for additional consideration to be paid in future years if certain earnings levels are met.

Put Options

         The Company has entered into put options with the selling shareholders of various companies in which the Company acquired 80% interests. These options provide for the Company to acquire the 20% it does not own after periods ranging from 4 to 5 years from the dates of acquisition at amounts generally equal to 20% of the average annual earnings of the company before income taxes for the two year period prior to the put multiplied by a multiple ranging from 4 to 5.

Employment Agreements

         At the time the Company acquires a particular company, the company generally enters into employment agreements with the key selling shareholder/officers of the acquired company. The agreements are for periods of two to five years, and some provide for bonus arrangements based on the earnings of the subsidiary.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in St. Louis County, State of Missouri, on April 30, 1998.

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

         Signature                          Title                     Date

                                        Chairman of the Board of Directors,
                                        Chief Executive Officer and
                                        Secretary(Principal Executive
 /S/ RICHARD J. SULLIVAN                Officer)                 April 30, 1998
-----------------------------------
  (Richard J. Sullivan)




                                      President and Director (Principal
 /S/ GARRETT A. SULLIVAN                Operating Officer)       April 30, 1998
-----------------------------------
  (Garrett A. Sullivan)


                                      Vice President, Treasurer and Chief
  /S/ DAVID A. LOPPERT                  Financial Officer (Principal
-----------------------------------     Accounting Officer)      April 30, 1998
   (David A. Loppert)


 /S/ ANGELA M. SULLIVAN               Director                   April 30, 1998
-----------------------------------
  (Angela M. Sullivan)


   /S/ DANIEL E. PENNI                Director                   April 30, 1998
-----------------------------------
   (Daniel E. Penni.)


 /S/ ARTHUR F. NOTERMAN               Director                   April 30, 1998
-----------------------------------
  (Arthur F. Noterman)