Form 10-Q
period 1998-03-31
APPLIED CELLULAR TECHNOLOGY INC
filed 1998-05-14
CIK 924642

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      -------------------------------------

                                    FORM 10-Q

                  (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1998

                                       or

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from _________ to__________

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

Yes  [X]  No [__]

     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 12, 1998:

                  Class                              Number of Shares
     Common Stock; $.001 Par Value                       25,834,951

                        APPLIED CELLULAR TECHNOLOGY, INC.

                                TABLE OF CONTENTS

Item                  Description                                    Page

                         PART I - FINANCIAL INFORMATION

 1.   Financial Statements
      Consolidated Balance Sheets -
         March 31, 1998 and December 31, 1997                         3
      Consolidated Statements of Operations -
          Three Months ended March 31, 1998 and 1997                  4
      Consolidated Statements of Stockholder's Equity -
          Three Months ended March 31, 1998 and 1997                  5
      Consolidated Statements of Cash Flows -
          Three Months ended March 31, 1998 and 1997                  6
      Notes to Consolidated Financial Statements                      7
 2. Management's Discussion and Analysis of Financial Condition 9 and Results of Operations
 3.   Quantitative and Qualitative Disclosures About Market Risk     14

                           PART II - OTHER INFORMATION

 1.   Legal Proceedings                                              15
 2.   Changes In Securities and Use Of Proceeds                      15
 3.   Defaults Upon Senior Securities                                16
 4.   Submission of Matters to a Vote of Security Holders            16
 5.   Other Information                                              16
 6.   Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                           17

Part I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     Assets
                                                 March 31,       December 31,
                                             --------------------------------
                                                      1998               1997
                                             --------------------------------
Current Assets
   Cash and cash equivalents                  $  5,923,000       $  7,657,000
   Accounts receivable and unbilled
    receivables (net of allowance
    for doubtful accounts of $651,000 in
    1998 and $675,000 in 1997)                  24,574,000         19,389,000
   Inventories                                  12,635,000         10,872,000
   Notes receivable                                601,000            390,000
   Prepaid expenses and other current assets     1,653,000          1,267,000
-----------------------------------------------------------------------------
         Total Current Assets                   45,386,000         39,575,000

Property, Plant And Equipment                    6,597,000          5,339,000

Notes Receivable                                   575,000            575,000

Goodwill                                        16,381,000         12,263,000

Other Assets                                     4,128,000          3,530,000
-----------------------------------------------------------------------------
                                              $ 73,067,000       $ 61,282,000
=============================================================================

                      Liabilities And Stockholders' Equity
Current Liabilities
   Notes payable                              $  4,591,000       $  4,783,000
   Current maturities of long-term debt            933,000            842,000
   Accounts payable and accrued expenses        19,785,000         14,488,000
  ---------------------------------------------------------------------------
         Total Current Liabilities              25,309,000         20,113,000

Long-Term Liabilities                            2,355,000          2,200,000
  ---------------------------------------------------------------------------

Total Liabilities                               27,664,000         22,313,000
  ---------------------------------------------------------------------------

Minority Interest                                1,869,000          1,785,000
  ---------------------------------------------------------------------------

Redeemable Preferred Shares                        700,000            900,000
  ---------------------------------------------------------------------------

Stockholders' Equity
   Common shares:
     Authorized 40,000,000  shares in 1998
     and 1997 of $.001 par value; issued
     and outstanding 24,516,027 and
     20,672,423 in 1998 and 1997, respectively      25,000             21,000
   Additional paid-in capital                   39,597,000         33,680,000
   Retained earnings                             3,183,000          2,586,000
   Unrealized gain on marketable securities         12,000
   Foreign currency translation adjustment          17,000             (3,000)
---------------------------------------------------------------------------
         Total Stockholders' Equity             42,834,000         36,284,000
---------------------------------------------------------------------------

                                              $ 73,067,000       $ 61,282,000
================================================================================

See the accompanying notes to consolidated financial statements.

  ===========================================================================
               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
  ---------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     For The Three Months
                                                        Ended March 31,
                                             ----------------------------------
                                                    1998               1997
                                             ----------------------------------

Net Operating Revenue                           $ 38,784,000       $ 18,127,000

Cost of Goods Sold                                28,298,000         12,079,000
-------------------------------------------------------------------------------

Gross Profit                                      10,486,000          6,048,000

Selling, General and
 Administrative Expenses                           9,131,000          5,341,000
-------------------------------------------------------------------------------

Operating Income                                   1,355,000            707,000

Interest Income                                      106,000             49,000

Interest Expense                                    (234,000)          (182,000)
-------------------------------------------------------------------------------

Income Before Provision For Income Taxes
   And Minority Interest                           1,227,000            574,000

Provision For Income Taxes                           518,000            207,000
-------------------------------------------------------------------------------

Income Before Minority Interest                      709,000            367,000

Minority Interest                                     94,000             70,000
-------------------------------------------------------------------------------

Net Income                                           615,000            297,000

Preferred Stock Dividends                             18,000             18,000
-------------------------------------------------------------------------------

Net Income Applicable to Common Stockholders    $    597,000       $    279,000
===============================================================================

Net Income Per Common Share - Basic             $        .03       $        .05
===============================================================================
Net Income Per Common Share - Diluted           $        .02       $        .04
===============================================================================

Weighted Average Number Of
      Common Shares Outstanding - Basic           23,711,000          6,145,000
===============================================================================
Weighted Average Number Of
   Common Shares Outstanding - Diluted            24,956,000          8,120,000
===============================================================================


----------------------------------------------------------------------------


See the accompanying notes to consolidated financial statements.

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For The Three Month Periods Ended March 31, 1998 And 1997
                                   (Unaudited)




                                                                          Additional                                   Total
                                                   Common Stock            Paid-In       Retained                   Stockholders'
                                                Number      Amount         Capital       Earnings        Other        Equity
                                            ----------------------------------------------------------------------------------

Balance - January 1, 1997                     5,798,701  $   5,800    $  7,928,000    $   318,000     $     --    $  8,251,800
   Net income                                        --         --              --        297,000           --         297,000
   Issuance of common stock                   1,534,680      1,200       2,781,000             --           --       2,782,200
   Warrants redeemed                             10,000         --          20,000             --           --          20,000
   Preferred stock dividends paid                    --         --              --        (18,000)          --         (18,000)
------------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 1997                      7,343,381  $   7,000    $ 10,729,000    $   597,000     $     --    $ 11,333,000
==============================================================================================================================

Balance - January 1, 1998                    20,672,423  $  21,000    $ 33,680,000    $ 2,586,000     $ (3,000)   $ 36,284,000
   Net income                                        --         --              --        615,000           --         615,000
   Issuance of common stock                   3,843,604      4,000       5,917,000             --           --       5,921,000
   Foreign currency translation adjustment           --         --              --             --       20,000          20,000
   Unrealized gain on marketable securities          --         --              --             --       12,000          12,000
   Preferred stock dividends paid                    --         --              --        (18,000)          --         (18,000)
------------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 1998                     24,516,027  $  25,000    $ 39,597,000    $ 3,183,000     $ 29,000    $ 42,834,000
==============================================================================================================================


--------------------------------------------------------------------------------


See the accompanying notes to consolidated financial statements.

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       For The Three Months
                                                        Ended March 31,
                                                    -------------------------
                                                            1998         1997
                                                    -------------------------
Cash Flows From Operating Activities
   Net income                                        $   615,000   $  297,000
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization                   695,000      330,000
         Minority interest                                94,000       70,000
         (Gain) Loss on sale of equipment                (14,000)       2,000
         Change in assets and liabilities:
            Decrease in accounts receivable
              and unbilled receivables                    91,000      429,000
            Increase in inventories                   (1,011,000)    (748,000)
            Increase in prepaid expenses                (352,000)    (213,000)
            (Increase) decrease in deferred tax asset     29,000      (70,000)
            Decrease in accounts payable and accrued
               expenses                                 (894,000)    (660,000)
-----------------------------------------------------------------------------
Net Cash Used In Operating Activities                   (747,000)    (563,000)
-----------------------------------------------------------------------------

Cash Flows From Investing Activities
   (Increase) decrease in notes receivable - officers   (211,000)     787,000
   Increase in other assets                             (584,000)    (144,000)
     Proceeds from sale of property, plant,
      and equipment                                       86,000           --
   Payments for property, plant, and equipment          (611,000)    (548,000)
   Proceeds from costs of asset and business
      acquisitions (net of cash balances acquired)     1,279,000      481,000

-----------------------------------------------------------------------------
Net Cash Provided By (Used In) Investing Activities      (41,000)     576,000
-----------------------------------------------------------------------------

Cash Flows From Financing Activities
   Net amounts borrowed (paid)  on notes payable        (192,000)     380,000
   Proceeds from long-term debt                          255,000           --
   Payments for long-term debt                          (737,000)          --
   Redemption of preferred shares                       (200,000)          --
   Preferred stock dividends paid                        (72,000)     (72,000)
   Issuance of common shares                                  --       54,000
-----------------------------------------------------------------------------
Net Cash Provided By (Used In) Financing Activities     (946,000)     362,000
-----------------------------------------------------------------------------

Net Increase (Decrease) In Cash And Cash Equivalents  (1,734,000)     375,000

Cash And Cash Equivalents- Beginning Of Period         7,657,000      810,000
-----------------------------------------------------------------------------

Cash And Cash Equivalents- End Of Period             $ 5,923,000    1,185,000
=============================================================================

Supplemental Disclosure Of Cash Flow Information
   Income taxes paid                                 $   300,000           --
   Interest paid                                         154,148   $  220,000
   Noncash investing and financing activities:
      Property acquired for long-term debt           $   352,000      490,000
      Property acquired through issuance of stock             --      163,000

   --------------------------------------------------------------------------

See the accompanying notes to consolidated financial statements.

                        APPLIED CELLULAR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Applied Cellular Technology, Inc. (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made.

     The consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated statements of operations for the three months ended March 31, 1998 is not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. Principles of Consolidation

     The financial statements include the accounts of Applied Cellular Technology, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company acquired interests in two companies during the first quarter of 1998 and four companies during the first quarter of 1997. The financial position and results of operations of these acquisitions are included in the Company's consolidated financial statements as of their effective date of acquisition. Net operating revenue of these companies included in total revenue was $11,953,000 and $1,338,000 for the three months ended March 31, 1998 and 1997, respectively.

3. Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". These statements, which are effective for fiscal years beginning after December 31, 1997, expand or modify disclosures and will have no impact on the Company's consolidated financial position, results of operations or cash flows.

4. Inventory

                                     March 31,       December 31,
                                        1998              1997
                                  ---------------- -----------------
           Raw materials             $  2,370,000     $   1,962,000
           Work in process              2,587,000         1,085,000
           Finished goods               7,678,000         7,825,000
                                  ================ =================
                                      $12,635,000      $ 10,872,000
                                  ================ =================

5. Earnings Per Share

     The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

                                                               March 31,
                                                     ---------------------------
                                                        1998              1997
                                                     --------------  -----------
Numerator:
Net income                                                $615,000     $297,000
Preferred stock dividends                                 (18,000)     (18,000)
                                                     --------------  -----------
Numerator for basic earnings per share -
     Net income available to common stockholders           597,000      279,000
Effect of dilutive securities:
    Preferred stock dividends                               18,000       18,000
                                                     --------------  -----------
Numerator for diluted earnings per share -
    Net income available to common stockholders           $615,000     $297,000
                                                     ==============  ===========
Denominator:
Denominator for basic earnings per share -
    Weighted-average shares                             23,711,000    6,145,000
                                                     --------------  -----------
Effect of dilutive securities -
    Redeemable preferred stock                             122,000    1,511,000
    Warrants                                               624,000      279,000
    Employee stock options                                 499,000      185,000
                                                     --------------  -----------
Dilutive potential common shares                         1,245,000    1,975,000
                                                     --------------  -----------
Denominator for diluted earnings per share - adjusted
    Weighted-average shares and assumed conversions     24,956,000    8,120,000
                                                     ==============  ===========

Basic earnings per share                                     $0.03        $0.05
                                                     ==============  ===========

Diluted earnings per share                                   $0.02        $0.04
                                                     ==============  ===========

6. Subsequent Event

     On April 1, 1998, the Company's subsidiary, Universal Commodities Corporation, acquired an 80 percent interest in Blue Star Electronics, Inc. ("Blue Star") in exchange for 193,939 shares of the Company's restricted common stock. Blue Star, based in Hackensack, New Jersey, is a designer and manufacturer of cable assemblies for the communication industry.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with the accompanying consolidated financial statements and related notes on pages 3 through 8, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see Exhibit 99 attached hereto.

Results of Operations

     The Company's results of operations improved significantly from the first quarter of 1997 to the first quarter of 1998. The significant increases are all attributable to the Company's growth of existing businesses and to its growth through acquisition. Net operating revenues for the first quarter of 1998 were $38.8 million, up $20.7 million or 114 percent from $18.1 million in the same period in 1997. Net income applicable to common stockholders increased by 114 percent to $597,000 from $279,000 a year earlier. Basic earnings per share were 3 cents per share in 1998, compared to 5 cents per share in 1997. Diluted earnings per share were 2 cents per share in 1998, compared to 4 cents per share in 1997. The weighted average number of diluted shares outstanding increased by 207 percent from 1997 to 1998.

     The following table summarizes the Company's results of operations as a percentage of net operating revenue for the three months ended March 31, 1998 and 1997, and is derived from the unaudited consolidated statements of operations in Part I, Item 1 of this report.

                                                 Relationship to Net
                                                  Operating Revenue
                                             ----------------------------
                                             Three Months Ended March 31,
                                             ----------------------------
                                                   1998             1997
                                                      %                %
Net Operating Revenue                             100.0            100.0
Cost of Goods Sold                                 73.0             66.6
                                             -----------      -----------
Gross Profit                                       27.0             33.4
Selling, General and Administrative Expenses       23.5             29.5
                                             -----------      -----------
Operating Income                                    3.5              3.9
Interest Income                                     0.3              0.3
Interest Expense                                   -0.6             -1.0
                                             -----------      -----------
Income Before Provision for Income Taxes            3.2              3.2
   And Minority Interest
Provision For Income Taxes                          1.4              1.2
                                             -----------      -----------
Income Before Minority Interest                     1.8              2.0
Minority Interest                                   0.2              0.4
                                             -----------      -----------
Net Income                                          1.6              1.6
Preferred Stock Dividends                           0.1              0.1
                                             ===========      ===========
Net Income Applicable to Common Stockholders        1.5              1.5
                                             ===========      ===========

Net Operating Revenue

     During the first quarter of 1998, the Company reorganized its business into four groups:

ACT Communications Group

     This group contains companies that provide products and services including telephone systems, computer telephony, interactive voice response systems, flat rate extended area calling services, long distance and local telephone services, digital satellite services, networking services and the construction of microwave, cellular and digital towers.

ACT Software and Services Group

     This group contains companies that develop and market software products and services for wireless-enabled applications, data acquisition, decision support, point of sale and multi-function peripheral devices.

ACT Computer Group

     This group contains companies that provide leasing, re-marketing, components, peripherals, parts-on-demand, consulting and business continuity services for mainframe, midrange and PC systems for industrial, commercial and retail organizations.

ACT Specialty Manufacturing Group

         This group contains companies that manufacture analog and digital industrial temperature controls, analog and digital electrical products, factory automation controls, environmental systems and satellite controllers, modems and positioning systems for data broadcasting.

     The following table summarizes the net operating revenue by business group:

                                                          March 31,
                                 ----------------------------------------------
Business Group                         1998        %            1997       %
---------------------------------------------- --------  ----------------------

ACT Communications Group          $22,471,000    57.9%    $  6,992,000   38.6%
ACT Software and Services Group     1,538,000     4.0%         612,000    3.4%
ACT Computer Group                 10,622,000    27.4%       7,983,000   44.0%
ACT Specialty Manufacturing Group   4,153,000    10.7%       2,540,000   14.0%
                                 ============= ========  ======================
                                  $38,784,000   100.0%     $18,127,000  100.0%
                                 ============= ========  ======================

     In the first quarter of 1998, the Company acquired interests in the following two companies: Information Products Center, Inc. ("Information Products") and The Framehill Company d/b/a Winward Electric ("Winward Electric). Information Products is a provider of services and products designed to build and manage personal computer network infrastructures and provides customized, integrated solutions for a customer's network infrastructure by combining comprehensive value added services with its expertise in personal computers, network products, computer peripherals and desktop software applications.
Winward Electric is a full service electrical and communications systems contractor for residential, commercial, institutional and industrial markets. These two acquisitions contributed $11,953,000, or 30.8 percent, of net operating revenue in the first quarter of 1998. In the first quarter of 1997, the Company acquired interests in four companies who contributed $1,338,000 or
7.4 percent of 1997's net operating revenue.

Gross Profit

     Gross profit was $10,486,000 in the first quarter of 1998, up 73.4 percent from $6,048,000 a year earlier. For the current quarter, the gross profit, as a percentage of net operating revenue, was 27.0 percent compared to 33.4 percent in the same period in 1997. The decline in the gross profit percentage from 1997 to 1998 is attributable to the different business mix and to newly acquired businesses with lower overall margin contributions.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, as a percentage of net operating revenue, were 23.5 percent and 29.5 percent in the first quarters of 1998 and 1997, respectively, and includes depreciation and amortization of $695,000 and $330,000, respectively. The decline in these expenses is attributable to economies of scale being achieved with higher operating revenues.

Operating Income

     Operating income was $1,355,000 in the first quarter of 1998, up 91.7 percent from $707,000 in the same period in 1997. As a percentage of net operating revenue, operating income was 3.5 percent and 3.9 percent in the first quarters of 1998 and 1997, respectively. The increase in operating income is attributable to the growth of the Company's existing businesses and to the growth contributed by the two acquisitions the Company made during the first quarter of 1998.

Interest Income and Expense

     Interest income was $106,000 and $49,000 for the first quarters of 1998 and 1997. Interest expense was $234,000 and $182,000 for the first quarters of 1998 and 1997, respectively. Interest income increased 116.3 percent from the first quarter of 1997 to the first quarter of 1998, while interest expense increased by 29.1 percent in the same period. As a percentage of net operating revenue, interest income was 0.3 percent in the first quarters of 1998 and 1997, while interest expense was 0.6 percent and 1.0 percent in the first quarters of 1998 and 1997.

Income Taxes

     The Company's effective income tax rate was 42.2 percent in the first quarter of 1998 compared to 36.1 percent in the first quarter of 1997. The increase in the effective rate for the first quarter of 1998 was as a result of increased non-deductible expenses, primarily goodwill, over the first quarter of 1997.

Financial Condition

     As of March 31, 1998, cash and cash equivalents  totaled  $5,923,000,  down
22.6 percent from $7,657,000 at December 31, 1997. Cash of $747,000 and $563,000
was used in operating activities in the three months ended March 31, 1998 and 1997, respectively. This use of cash reflects increases in inventory and prepaid expenses and decreases in accounts receivable and unbilled receivables and accounts payable in both periods. These activities accounted for the use of $2,166,000 and $1,192,000 of operating cash in 1998 and 1997, respectively. One of the Company's objectives is to maximize its cash flow, as management believes it offers evidence of financial strength. However, as the Company experiences substantial growth, its investment needs are more substantial than those of more mature companies with modest investment needs. Consequently, the Company will continue, in the foreseeable future, to continue to use cash from operations and to continue to finance this use of cash through financing activities such as the sale of common stock and/or bank borrowing.

     Inventory levels increased by 16.2 percent from December 31, 1997 to March 31, 1998. This increase was primarily attributable to growth through acquisitions and to the resulting increased level of business. The 26.7 percent increase in accounts and unbilled receivables from December 31, 1997 to March 31, 1998 reflects revenue growth from both existing and acquired businesses. Accounts payable and accrued expenses increased by 36.6 percent during this period, again attributable to the Company's growth and the resulting increased level of business.

     Investing activities used $41,000 and provided $576,000 of cash in the three months ended March 31, 1998 and 1997. During these periods, investing activities consisted principally of changes in notes receivable from officers, the purchase of property, plant and equipment, increase in other assets, offset by cash acquired from acquisitions.

     The Company used cash of $946,000 and obtained a positive cash flow of $362,000 from financing activities in the three months ended March 31, 1998 and 1997, respectively. The major financing sources of cash in both the 1998 and 1997 period were proceeds from bank borrowing. The major financing applications in 1998 were the repayment of debt and the redemption of preferred shares.

     One of the Company's stated objectives is to grow and strengthen its balance sheet without significant leverage. The following table reflects the more commonly applied liquidity ratios, as follows:

   Ratio                              March 31,         December 31,
   ------------------------------- ----------------- -------------------
                                         1998               1997
                                         ----               ----
   Current ratio                         1.79               1.97
   Quick ratio                           1.20               1.34
   Debt to equity ratio                  0.18               0.22

     Other sources of liquidity include the Company's ability to obtain term loans and revolving lines of credit for its operating subsidiaries, the sale of common and preferred shares, the exercise of warrants, and the raising of other forms of debt or equity through private placement. The Company believes that its current cash position, augmented by financing activities, will provide it with sufficient resources to finance its working capital requirements for the foreseeable future. The Company's capital requirements depend on a variety of factors, including, but not limited to, the rate of increase or decrease in its existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. The Company believes that it has the financial resources to meet its future business requirements.

Outlook

     The Company's objective is to continue to grow internally through its existing business groups and through acquisitions, both domestically and abroad. The Company's strategy has been, and continues to be, to invest in, and acquire, businesses that complement and add to its existing business base. The Company has expanded significantly through acquisitions in the last twelve months and continues to do so. The Company's financial results are substantially dependent on not only its ability to sustain and grow existing businesses, but to continue to grow through acquisition. The Company expects to continue to pursue its acquisition strategy in 1998 and future years, but there can be no assurance that management will be able to continue to find, acquire and integrate high quality companies at attractive prices.

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

     The Company has engaged in a continuing program of acquisitions of other businesses which are considered to be complementary to the lines of business carried on by the Company, and it is anticipated that such acquisitions will continue to occur. As of March 31, 1998, the total assets of the Company were approximately $73.1 million. As of December 31, 1997, the total assets of the Company were approximately $61.3 million, compared to approximately $33.2 million at December 31, 1996 and approximately $4.1 million at the end of 1995. Net operating revenues for the year ended December 31, 1997 were approximately $103.2 million compared to approximately $19.9 million in 1996 and $2.3 million in 1995. Managing these dramatic changes in the scope of the business of the Company will present ongoing challenges to management, and there can be no assurance that the Company's operations as currently structured, or as affected by future acquisitions, will be successful. The businesses acquired by the Company may require substantial additional capital, and there can be no assurance as to the availability of such capital when needed, nor as to the terms on which such capital might be made available to the Company. It is the Company's policy to retain existing management of acquired companies and to allow the new subsidiary to continue to operate in the manner which has resulted in its success in the past, under the overall supervision of senior management of the Company. Accordingly, the success of the operations of these subsidiaries will depend, to a great extent, on the continued efforts of the management of the acquired companies.

     The Company is constantly looking at opportunities to improve operating efficiencies and synergies within existing business segments. The Company also plans to divest itself of business entities that are not critical to its long-term strategy. In order to ensure that the Company's shareholders' value is maximized, the Company is seeking to retain an investment banking firm to determine what options are open to it. The Company will review all alternatives to ensure appreciation of its shareholders' investments.

Competition

     Each segment of the Company's business is highly competitive, and it is expected that competitive pressures will continue. Many of the Company's competitors have far greater financial and other resources than the Company. The areas which the Company has identified for continued growth and expansion are also target market segments for some of the largest and most strongly capitalized companies in the United States, Canada and Europe. There can be no assurance that the Company will have the financial, technical, marketing and other resources required to compete successfully in this environment in the future.

Dependence on Key Individuals

     The future success of the Company is highly dependent upon the Company's ability to attract and retain qualified key employees. The Company is organized with a small senior management team, with each of its separate operations under the day-to-day control of local managers. If the Company were to lose the services of any members of its central management team, the overall operations of the Company could be adversely affected, and the operations of any of the individual facilities of the Company could be adversely affected if the services of the local managers should be unavailable.

Year 2000 Compliance

     The Company believes that its business systems, including its computer systems, are not subject to significant Year 2000 problems, because the computer programs used by the Company are primarily off-the-shelf, recently developed programs from third party vendors. However, the Company has begun a process of confirming with such vendors whether their programs are year 2000 compliant and identifying and addressing problems that may arise in this regard. The Company expects to complete this process in early 1999, and does not believe it will cause any material expense or significant disruption to the business of the Company.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         None

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities

     On January 29, 1998, the Company filed a Registration Statement on Form S-3 under the Securities Act of 1933, (Registration No. 333-45139), to register 1,421,556 outstanding Common Shares on behalf of selling shareholders. This registration statement was declared effective on February 25, 1998.

     On April 27, 1998, the Company filed a Registration Statement on Form S-3 under the Securities Act of 1933, (Registration No. 333-51067), to register 2,871,722 outstanding Common Shares on behalf of selling shareholders. This registration statement is subject to completion and is not yet effective.

Recent Sales of Unregistered Securities

     The following table lists all unregistered securities sold by the Company from January 1, 1998 through March 31, 1998. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

                                                                    Number of
                                            Issued                   Common
Name/Entity/Nature                Note        For                    Shares

Alacrity Systems, Inc.              1     Acquisition                321,768
ATI Communications, Inc.            2     Acquisition                100,000
Cybertech Station, Inc.             3     Acquisition                 37,738
Canadian Network Services, Inc.     4     Acquisition                212,738
Information Products Center, Inc.   5     Acquisition                551,876
The Fromehill Company               6     Acquisition              1,558,801
Norcom Resources, Inc.              7     Acquisition                 74,667
Pizarro Re-Marketing, Inc.          7     Acquisition                 42,723
Signal Processors Limited           7     Acquisition                915,167
Services                            8      Services                   28,126
                                                                =============
     Total                                                         3,843,604
                                                                =============

--------------------------

1. Includes 312,630 additional shares issued to the selling shareholders and 9,138 additional shares issued as finder's fees in connection with the "price protection" provision of the Agreement of Sale.

2. Represents the first installment of shares issued to a selling shareholder in connection with the earnout provision under the Agreement and Plan of Merger.

3. Includes (a) 14,335 additional shares issued to the selling shareholder and 805 additional shares issued as finder's fees in connection with the "price protection" provision of the Agreement of Sale, and (b) 22,598 shares issued to the selling shareholder as part of the earnout provision in the Agreement of Sale.

4. Includes (a) 7,530 shares issued to the Stage I selling shareholders to correct the initial issuance of shares, and (b) 170,683 shares issued to the Stage II selling shareholders upon acquisition of their minority interest in 1998.

5.   Represents  shares  issued  to  a  selling   shareholder  to  acquire  such
     shareholders' 100 percent interest in the company.

6.   Represents   shares  issued  to  selling   shareholders   to  acquire  such
     shareholders' 100 percent interest in the company.

7.   Represents   earnout  payments  under  the  Agreements  of  Sale  of  these companies.

8. Represents shares issued in connection with professional services or under employment or other agreements.

Item 3. Defaults Upon Senior Securities

         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

     On March 30, 1998, the Company entered into an agreement to acquire all of the 1,000 issued and outstanding shares of common stock, all of the 200 issued and outstanding shares of Series A preferred stock and all of the 150 issued and outstanding shares of Series B preferred stock of Information Products Center, Inc. from the selling shareholder in consideration for $2,500,000 or 551,876 shares of the Company's restricted common stock issued at closing and up to an additional $2,500,000 in shares of the Company's restricted common stock on the first anniversary of closing if certain profit targets are met in 1998. For accounting purposes, the effective date of the transaction was January 1, 1998.

     On March 31, 1998, the Company entered into an agreement to acquire all of the 30,425 issued and outstanding shares of common stock of The Fromehill Company dba Winward Electric from the four selling shareholders in consideration for $7,000,000 or 1,558,801 shares of the Company's restricted common stock issued at closing and up to an additional $3,000,000 in shares of the Company's restricted common stock on the first anniversary of closing if certain profit targets are met in 1998. For accounting purposes, the effective date of the transaction was January 1, 1998.

     On April 1, 1998, the Company's subsidiary, Universal Commodities Corporation, entered into an agreement to acquire 80 percent of the 100 issued and outstanding shares of common stock of Blue Star Electronics, Inc. from the selling shareholder in consideration for 193,939 shares of the Company's restricted common stock issued at closing and additional consideration payable after 1999 if certain profit levels in 1998 and 1999 are achieved.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-37713) filed with the Commission on November 19,
     1997)

3.1  Amended  and  Restated   Bylaws  of  the  Company   dated  March  31,  1998
     (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3 (File No. 333-51067) filed with the Commission on April 27, 1998)

12   Statement re computation of ratios

27   Financial Data Schedule

99   Cautionary Statements

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


                                        APPLIED CELLULAR TECHNOLOGY, INC.
                                          (Registrant)

Date:     May 12, 1998          By:             /S/ DAVID A. LOPPERT
                                    -------------------------------------------
                                    David A. Loppert, Vice President, Treasurer
                                            and Chief Financial Officer

                                 Exhibit Index

Number                      Description of Exhibits

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-37713) filed with the Commission on November 19,
     1997)

3.1  Amended  and  Restated   Bylaws  of  the  Company   dated  March  31,  1998
     (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3 (File No. 333-51067) filed with the Commission on April 27, 1998)

12   Statement re computation of ratios

27   Financial Data Schedule

99   Cautionary Statements