Form 10-Q
period 1998-06-30
APPLIED CELLULAR TECHNOLOGY INC
filed 1998-08-14
CIK 924642

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED JUNE 30, 1998

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

                                   43-1641533
                                  (IRS Employer
                             Identification number)
                          400 Royal Palm Way, Suite 410
                            Palm Beach, Florida 33480
                                 (561) 366-4800
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes [X]    No[__]

     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 11, 1998:

            Class                                Number of Shares
Common Stock; $.001 Par Value                       31,307,254

                        APPLIED CELLULAR TECHNOLOGY, INC.

                                TABLE OF CONTENTS

Item                                Description                             Page

                         PART I - FINANCIAL INFORMATION

 1.   Financial Statements
      Consolidated Balance Sheets -
         June 30, 1998 and December 31, 1997                                  3
      Consolidated Statements of Operations -
          Three and Six Months ended June 30, 1998 and 1997                   4
      Consolidated Statements of Stockholder's Equity -
          Six Months ended June 30, 1998 and 1997                             5
      Consolidated Statements of Cash Flows -
          Six Months ended June 30, 1998 and 1997                             6
      Notes to Consolidated Financial Statements                              7
 2.   Management's Discussion and Analysis of Financial Condition            11
          And Results of Operations
 3.   Quantitative and Qualitative Disclosures About Market Risk             17

                                      PART II - OTHER INFORMATION

 1.   Legal Proceedings                                                      18
 2.   Changes In Securities and Use Of Proceeds                              18
 3.   Defaults Upon Senior Securities                                        20
 4.   Submission of Matters to a Vote of Security Holders                    20
 5.   Other Information                                                      20
 6.   Exhibits and Reports on Form 8-K                                       22

SIGNATURES                                                                   24

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                                   APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         Assets
                                                                                             June 30,       December 31,
                                                                                                 1998               1997
                                                                                 ---------------------------------------
Current Assets
   Cash and cash equivalents                                                          $     5,304,000      $   7,657,000
   Accounts receivable and unbilled receivables (net of allowance for
      doubtful accounts of $763,000 in 1998 and $675,000 in 1997)                          37,282,000         19,389,000
   Inventories                                                                             19,162,000         10,872,000
   Notes receivable                                                                           825,000            390,000
   Prepaid expenses and other current assets                                                3,206,000          1,267,000
------------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                              65,779,000         39,575,000

Property, Plant And Equipment                                                              15,498,000          5,339,000

Notes Receivable                                                                              666,000            575,000

Goodwill                                                                                   24,105,000         12,263,000

Other Assets                                                                                7,638,000          3,530,000
------------------------------------------------------------------------------------------------------------------------

                                                                                      $   113,686,000      $  61,282,000
========================================================================================================================


                                          Liabilities And Stockholders' Equity
Current Liabilities
   Notes payable                                                                      $    11,225,000      $   4,783,000
   Current maturities of long-term debt                                                     1,589,000            843,000
   Accounts payable and accrued expenses                                                   27,134,000         14,487,000
------------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                         39,948,000         20,113,000

Long-Term Liabilities                                                                       4,943,000          2,200,000
------------------------------------------------------------------------------------------------------------------------

         Total Liabilities                                                                 44,891,000         22,313,000
------------------------------------------------------------------------------------------------------------------------

Minority Interest                                                                           3,323,000          1,785,000
------------------------------------------------------------------------------------------------------------------------

Redeemable Preferred Shares                                                                   700,000            900,000
------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
    Preferred shares
      Special voting, $10 par value, issued and outstanding 1 share
         in 1998                                                                                   --                 --
      Class B voting, $10 par value, issued and outstanding 1 share
         in 1998                                                                                   --                 --
   Common shares:
      Authorized  80,000,00 and 40,000,000  shares in 1998 and 1997 of $.001 par value; issued and outstanding 31,151,753 and 20,672,423
         in 1998 and 1997, respectively                                                        31,000             21,000
   Additional paid-in capital                                                              59,120,000         33,680,000
   Retained earnings                                                                        5,534,000          2,586,000
     Unrealized gain on marketable securities                                                  14,000                 --
   Foreign currency translation adjustment                                                     73,000             (3,000)
------------------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                                        64,772,000         36,284,000
------------------------------------------------------------------------------------------------------------------------

                                                                                      $   113,686,000      $  61,282,000
========================================================================================================================

See the accompanying notes to consolidated financial statements.         Page 3

================================================================================
               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                          For The Three Months               For The Six Months
                                                             Ended June 30,                    Ended June 30,
                                                    -------------------------------------------------------------------
                                                                 1998            1997             1998             1997
                                                    -------------------------------------------------------------------

Net Operating Revenue                                    $ 53,680,000    $ 24,743,000     $ 92,464,000     $ 42,870,000

Cost of Goods Sold                                         36,224,000      16,434,000       64,522,000       28,513,000
-----------------------------------------------------------------------------------------------------------------------

Gross Profit                                               17,456,000       8,309,000       27,942,000       14,357,000

Selling, General and Administrative
   Expenses                                                13,273,000       7,201,000       22,404,000       12,542,000
-----------------------------------------------------------------------------------------------------------------------

Operating Income                                            4,183,000       1,108,000        5,538,000        1,815,000

Interest Income                                               113,000          39,000          219,000           88,000

Interest Expense                                             (432,000)       (262,000)        (666,000)        (444,000)
-----------------------------------------------------------------------------------------------------------------------

Income Before Provision For Income Taxes
   And Minority Interest                                    3,864,000         885,000        5,091,000        1,459,000

Provision For Income Taxes                                  1,224,000         208,000        1,742,000          415,000
-----------------------------------------------------------------------------------------------------------------------

Income Before Minority Interest                             2,640,000         677,000        3,349,000        1,044,000

Minorityy Interest                                            275,000         140,000          369,000          210,000
-----------------------------------------------------------------------------------------------------------------------

Net Income                                                  2,365,000         537,000        2,980,000          834,000

Preferred Stock Dividends                                      14,000          18,000           32,000           36,000
-----------------------------------------------------------------------------------------------------------------------

Net Income Applicable to Common Stockholders             $  2,351,000    $    519,000     $  2,948,000     $    798,000
=======================================================================================================================

Net Income Per Common Share - Basic                      $        .07             .07     $        .11     $        .12
=======================================================================================================================

Net Income Per Common Share
   Diluted                                               $        .07             .06     $        .10     $        .09
=======================================================================================================================

Weighted Average Number Of
   Common Shares Outstanding - Basic                     $ 31,761,196    $  7,547,408     $ 27,758,551     $  6,849,921
=======================================================================================================================

Weighted Average Number of Common
   Shares Outstanding - Diluted                          $ 32,963,540   $   9,527,126     $ 29,152,472    $   9,087,114
=======================================================================================================================


See the accompanying notes to consolidated financial statements.         Page 4

================================================================================
               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For The Six Month Periods Ended June 30, 1998 And 1997
                                   (Unaudited)


                                                                                Additional                                 Total
                                        Common Stock          Preferred Stock      Paid-In      Retained            Stockholders'
                                   -------------------------   -------------
                                          Number      Amount  Number Amount        Capital      Earnings      Other        Equity
                                   ----------------------------------------------------------------------------------------------

Balance - January 1, 1997              5,798,701   $   5,800    --  $  --     $   7,928,000  $   318,000  $      -- $   8,251,800
   Net income                                 --          --    --     --                --      834,000         --       834,000
   Issuance of common stock            3,249,299       3,300    --     --        11,328,000           --         --    11,331,300
   Warrants redeemed                     410,000         400    --     --           819,000           --         --       819,400
   Foreign currency translation
      adjustment                              --          --    --     --                --           --     27,000        27,000
   Preferred stock dividends paid             --          --    --     --                --      (36,000)        --       (36,000)
---------------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 1997                9,458,000   $   9,500    --  $  --     $  20,075,000  $ 1,116,000  $  27,000  $ 21,227,500
=================================================================================================================================


Balance - January 1, 1998             20,672,423   $  21,000    --  $  --     $  33,680,000  $ 2,586,000  $  (3,000) $ 36,284,000
   Net income                                 --          --    --     --                --    2,980,000         --     2,980,000
   Issuance of common stock            9,629,330       9,100    --     --        15,666,000           --         --    15,675,100
   Issuance of preferred stock                --          --     2     --         7,825,000           --         --     7,825,000
   Warrants redeemed                     850,000         900    --     --         1,949,000           --         --     1,949,900
   Foreign currency translation
      adjustment                              --          --    --     --                --           --     76,000        76,000
   Unrealized gain on marketable
      securities                              --          --    --     --                --           --     14,000        14,000
   Preferred stock dividends paid             --          --    --     --                --      (32,000)        --       (32,000)
---------------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 1998               31,151,753   $  31,000     2  $  --     $  59,120,000  $ 5,534,000  $  87,000  $ 64,772,000
===================================================================================================================================

See the accompanying notes to consolidated financial statements.         Page 5

================================================================================
               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)


                                                                                           For The Six Months
                                                                                             Ended June 30,
                                                                                 ---------------------------------------
                                                                                                 1998               1997
                                                                                 ---------------------------------------
Cash Flows From Operating Activities
   Net income                                                                            $  2,980,000      $     834,000
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization                                                      1,787,000            720,000
         Minority interest                                                                    369,000            210,000
         Loss on sale of equipment                                                             73,000              7,000
         Change in assets and liabilities:
            Increase in accounts receivable and unbilled
               receivables                                                                 (3,012,000)        (1,658,000)
            Increase in inventories                                                        (1,842,000)        (1,072,000)
            Increase in prepaid expenses                                                   (1,142,000)           (74,000)
            Increase in deferred tax asset                                                    (38,000)           (34,000)
            Increase (decrease) in accounts payable and accrued
               expenses                                                                       (45,000)             5,000
------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                                        (870,000)        (1,062,000)
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Increase in notes receivable - officers                                                   (276,000)          (305,000)
   Increase in other assets                                                                (1,359,000)          (233,000)
   Proceeds from sale of property, plant, and equipment                                       111,000             22,000
   Payments for property, plant and equipment                                              (1,932,000)          (660,000)
   Proceeds from (payments for) costs of asset and business
      acquisitions (net of cash balances acquired)                                            638,000            (24,000)
------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                                      (2,818,000)        (1,200,000)
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Net amounts borrowed on notes payable                                                      481,000          1,313,000
   Proceeds from long-term debt                                                               891,000                 --
   Payments for long-term debt                                                             (2,115,000)                --
   Redemption of preferred shares                                                            (200,000)                --
   Preferred stock dividends paid                                                             (72,000)           (72,000)
   Issuance of common shares                                                                2,350,000          2,009,000
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                                   1,335,000          3,250,000
------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) In Cash And Cash Equivalents                                       (2,353,000)           988,000

Cash And Cash Equivalents - Beginning Of Period                                             7,657,000            810,000
------------------------------------------------------------------------------------------------------------------------

Cash And Cash Equivalents - End Of Period                                                $  5,304,000      $   1,798,000
========================================================================================================================

Supplemental Disclosure Of Cash Flow Information
   Income taxes paid                                                                     $  1,479,000      $          --
   Interest paid                                                                              587,000            483,000
   Noncash investing and financing activities:
      Property acquired for long-term debt                                                    508,000            496,000
      Property acquired through issuance of stock                                                  --            163,000
------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------


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

     The consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated statements of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. Principles of Consolidation

     The financial statements include the accounts of Applied Cellular Technology, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. During the six-month periods ended June 30, 1998 and 1997, the Company acquired interests in fourteen and seven companies, respectively. The financial position and results of operations of these acquisitions are included in the Company's consolidated financial statements as of their effective date of acquisition.

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

4. Inventory

                                                June 30,       December 31,
                                                    1998               1997
                                         ---------------  -----------------
           Raw materials                     $ 6,242,000       $  1,962,000
           Work in process                     2,583,000          1,085,000
           Finished goods                     10,337,000          7,825,000
                                         ===============  =================
                                             $19,162,000       $ 10,872,000
                                         ===============  =================

5. Stockholders' Equity

     The Company has authorized 5,000,000 shares of preferred stock, $10.00 par value, to be issued from time to time on such terms as is specified by the Board of Directors.

     In May 1998, in connection with the Company's acquisition of Commstar Limited, an Ontario corporation ("Commstar"), the Board of Directors authorized the issuance of one share of the Company's Preferred Stock ($10.00 par value) designated as the Company's Special Voting Preferred Stock (the "Special Preferred Share"). The Special Preferred Share is entitled to a number of votes equal to the number of outstanding Exchangeable Shares not owned by the Company. The holder of the Special Preferred Share is not entitled to receive any dividends or participate in any distribution of assets to the stockholders of the Company. When all Exchangeable Shares have been exchanged or redeemed for shares of the Company's Common Stock, the Special Preferred Share will be cancelled. The Company has reserved 3,417,580 shares of its Common Stock to be exchanged for Exchangeable Shares held by the Commstar selling shareholders. Subsequent to June 30, 1998, Commstar acquired certain assets from Western Inbound Network, Inc., an Ontario corporation, in consideration for 432,010 Exchangeable Shares. The Company has similarly reserved 432,010 shares of its Common Stock.

     In June 1998, in connection with the Company's acquisition of Ground Effects Limited, an Ontario corporation ("Ground Effects"), the Board of Directors authorized the issuance of one share of the Company's Preferred Stock ($10.00 par value) designated as the Company's Class B Voting Preferred Stock (the "Class B Special Preferred Share"). The Class B Special Preferred Share is entitled to a number of votes equal to the number of outstanding Exchangeable Shares not owned by the Company. The holder of the Class B Special Preferred Share is not entitled to receive any dividends or participate in any distribution of assets to the stockholders of the Company. When all Exchangeable Shares have been exchanged or redeemed for shares of the Company's Common Stock, the Special Preferred Share will be cancelled. The Company has reserved 1,105,708 shares of its Common Stock to be exchanged for Exchangeable Shares held by the Ground Effects selling shareholders.

6. Earnings Per Share

     The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

                                                       Three Months Ended               Six Months Ended
                                                            June 30,                      June 30,
                                                        1998          1997           1998            1997
                                                      ---------------------------------------------------------

Numerator:
Net income                                            $ 2,365,000     $537,000       $2,980,000     $834,000
Preferred stock dividends                                  14,000       18,000           32,000       36,000
                                                      ---------------------------------------------------------
Numerator for basic earnings per share -
  Net  income  available  to  common                    2,351,000      519,000        2,948,000      798,000
  stockholders
Effect of dilutive  securities:
  Preferred  stock  dividends                              14,000       18,000           32,000       36,000
                                                      ---------------------------------------------------------
Numerator  for  diluted  earnings per share -
  Net  income  available  to common stockholders      $ 2,365,000     $537,000       $2,980,000     $834,000
                                                       ========================================================
Denominator:
Denominator for
basic  earnings per share -
  Weighted-average  shares (1)                         31,761,196    7,547,408       27,758,551    6,849,921
                                                       --------------------------------------------------------
Effect of dilutive  securities -
  Redeemable  preferred stock                             121,739    1,510,689          121,739    1,510,689
  Warrants                                                751,982      468,234          859,886      725,508
  Employee  stock options                                 236,210          795          365,835          996
  Contingent  stock -  acquisitions                        92,413            0           46,461            0
                                                       --------------------------------------------------------
Dilutive  potential  common shares                      1,202,344    1,979,718        1,393,921    2,237,193
                                                       --------------------------------------------------------
Denominator for diluted earnings per share -
  Adjusted Weighted-average shares and
  assumed  conversions
                                                       32,936,540    9,527,126       29,152,472    9,087,114
                                                       ========================================================
Basic earnings per share                                    $0.07        $0.07            $0.11        $0.12
                                                       ========================================================

 Diluted earnings per share                                 $0.07        $0.06            $0.10        $0.09
                                                       ========================================================

       -----------------------

      1. Includes, for the three and six month periods ended June 30, 1998, 3,417,580 shares of common stock reserved for issuance to the holders of Commstar's Exchangeable Shares and 1,105,708 shares of common stock reserved for issuance to the holder's of Ground Effects' Exchangeable Shares.

7.  Pro-Forma Information

     The following pro-forma condensed consolidated statement of operations of the Company for the six months ended June 30, 1998 gives effect to the acquisitions of the following companies as if they were effective at January 1, 1998:

                                                               Effective Date
           Acquired Company                                    of Acquisition
           ------------------------------------------          --------------
           The Americom Group, Inc.                            April 1, 1998
           Aurora Electric, Inc.                               April 1, 1998
           Blue Star Electronics, Inc.                         April 1, 1998
           Commstar Limited                                    May 1, 1998
           Consolidated Micro Components, Inc.                 April 1, 1998
           Data Path Technologies, Inc.                        April 1, 1998
           The Fromehill Company dba Winwood Electric          January 1, 1998
           GDB Software Services, Inc                          April 1, 1998
           Ground Effects Limited                              April 1, 1998
           Information Products Center, Inc.                   January 1, 1998
           Innovative Vacuum Solutions, Inc.                   April 1, 1998
           Service Transportation Company                      April 1, 1998
           Signature Industries Limited                        June 1, 1998
           Teledata Concepts, Inc.                             April 1, 1998

     The pro-forma condensed consolidated statement of operations gives effect to the acquisitions under the purchase method of accounting, and is not indicative of the results that would have occurred had the acquisitions been effective on the dates indicated or of the results that may be obtained in the future.



--------------------------------------------------------------------------------
                        Applied Cellular Technology, Inc.
            Pro-Forma Condensed Consolidated Statement Of Operations
                     For The Six Months Ended June 30, 1998
                                   (Unaudited)

       Net operating revenue                                        $115,808,000
       Cost of goods sold                                             79,312,000
       Gross profit                                                   36,496,000
       Selling, general and administrative expenses                   33,750,000
       Operating income                                                2,746,000
       Interest income                                                   234,000
       Interest expense                                                 -878,000
       Minority interest                                                -290,000
       Provision for income taxes                                       -720,000
       Net income                                                      1,092,000
       Dividends                                                         -32,000
       Net income available to common stockholders                   $ 1,060,000
       Net income per common share
       - basic                                                              $.03
       - diluted                                                            $.03
       Weighted average number of common shares outstanding
       =========================================================================
      --------------------------------------------------------------------------
       - basic                                                        34,036,198
       - diluted                                                      35,430,119
       =========================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with the accompanying consolidated financial statements and related notes on pages 3 through 10 as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see Exhibit 99 attached hereto.

Results of Operations

     The Company's results of operations improved significantly from the second quarter of 1997 to the second quarter of 1998. The significant increases are all attributable to the Company's growth of existing businesses and to its growth through acquisition. Net operating revenue for the second quarter of 1998 was $53.7 million, up $28.9 million or 117.0 percent from $24.7 million in the same period in 1997. Net income applicable to common stockholders increased by 353.0 percent to $2,351,000 from $519,000 a year earlier. Basic earnings per share were 7 cents per share in 1998 and 1997. Diluted earnings per share were 7 cents per share in 1998, compared to 6 cents per share in 1997. The weighted-average number of diluted shares outstanding increased by 246.0 percent from 1997 to 1998.

     For the six-month period ended June 30, 1998 and 1997, net operating revenue increased by $49.6 million or 115.7% to $92.5 million from $42.9 million. Net income applicable to common stockholders increased by 269.4 percent to $2,948,000 from $798,000 a year earlier. Basic earnings per share were 11 cents per share in 1998 compared to 12 cents per share in 1997. Diluted earnings per share were 10 cents per share in 1998, compared to 9 cents per share in 1997. The weighted-average number of diluted shares outstanding increased by
220.8 percent from 1997 to 1998.

     The following table summarizes the Company's results of operations as a percentage of net operating revenue for the three and six-month periods ended June 30, 1998 and 1997, and is derived from the unaudited consolidated statements of operations in Part I, Item 1 of this report.

                                                               Relationship to Net Operating Revenue
                                                               ----------------------------------------------
                                                                Three Months Ended    Six Months Ended June
                                                                     June 30,                  30,
                                                               ----------------------------------------------
                                                                      1998      1997       1998         1997
                                                                         %         %          %            %
      Net Operating Revenue                                          100.0     100.0      100.0        100.0
      Cost of Goods Sold                                              67.5      66.4       69.8         66.5
                                                               ----------------------------------------------
      Gross Profit                                                    32.5      33.6       30.2         33.5
      Selling, General and Administrative                             24.7      29.1       24.2         29.3
        Expenses                                               ----------------------------------------------
      Operating Income                                                 7.8       4.5        6.0          4.2
      Interest Income                                                  0.2       0.2        0.2          0.2
      Interest Expense                                                -0.8      -1.1       -0.7         -1.0
                                                               ----------------------------------------------
      Income Before Provision for Income Taxes                         7.2       3.6        5.5          3.4
         And Minority Interest
      Provision For Income Taxes                                       2.3       0.8        1.9          1.0
                                                               ----------------------------------------------
      Income Before Minority Interest                                  4.9       2.8        3.6          2.4
      Minority Interest                                                0.5       0.6        0.4          0.5
                                                               ----------------------------------------------
      Net Income                                                       4.4       2.2        3.2          1.9
      Preferred Stock Dividends                                        0.0       0.1        0.0          0.1
                                                               ==============================================
      Net Income Applicable to Common Stockholders                     4.4       2.1        3.2          1.8
                                                               ==============================================

Net Operating Revenue

     The Company operates in four business groups or segments. A fifth business group, ACT Financial Group, is being developed to provide financial services for end users and each ACT business unit:

ACT Communications Group

     This group contains companies that provide products and services including telephone systems, voice mail, computer telephony, interactive voice response systems, telephone services, calling cards, paging services, cellular services, digital satellite services, call centers, networking systems, fiber optic cabling, power distribution services and communication towers.

ACT Software and Services Group

     This group contains companies that develop and market software products and services for wireless-enabled applications, data acquisition, field service, decision support, corporate enterprise access and multi-function peripheral devices.

ACT Computer Group

     This group contains companies that provide computer systems, peripherals, components, specialty systems, cabling, consulting, rental services, system integration, transportation, and de-installation services.

ACT Specialty Manufacturing Group

     This group contains companies that manufacture and market electrical components, control panels, global positioning systems, satellite modems, transceivers, controllers, communication devices, orbit modeling applications, as well as provide design and manufacturing engineering services.

     The following table summarizes the net operating revenue by business group:

                                                                 Six Months Ended June 30,
                                                  ----------------------------------------------------------
          Business Group                               1998            %                1997            %
------------------------------------------------------------------------------------------------------------

          ACT Communications Group                $  46,441,000      50.2%         $ 15,890,000        37.1%
          ACT Software and Services Group             3,493,000       3.8%            2,138,000         5.0%
          ACT Computer Group                         28,197,000      30.5%           17,745,000        41.4%
          ACT Specialty Manufacturing Group          14,333,000      15.5%            7,097,000        16.5%
                                                  =============     ======          ===========        =====
                                                   $ 92,464,000     100.0%         $ 42,870,000       100.0%
                                                  =============     ======         ============       ======

                                                                Three Months Ended June 30,
                                                -------------------------------------------------------------
          Business Group                                   1998          %                 1997            %
          ------------------------------------- ---------------- ---------- --- ---------------- ------------

          ACT Communications Group                 $ 23,970,000      44.7%        $   8,898,000        36.0%
          ACT Software and Services Group             1,955,000       3.6%            1,526,000         6.2%
          ACT Computer Group                         17,575,000      32.7%            9,762,000        39.5%
          ACT Specialty Manufacturing Group          10,180,000      19.0%            4,557,000        18.3%
                                                ================ ========== === ================ ============
                                                   $ 53,680,000     100.0%         $ 24,743,000       100.0%
                                                ================ ========== === ================ ============

     In the first quarter of 1998, the Company acquired interests in the following two companies:

               Information Products Center, Inc. is a provider of services and products designed to build and manage personal computer network infrastructures.

               The Fromehill Company, dba Winward Electric is a full service electrical and communications systems contractor for residential, commercial, institutional and industrial markets.

     In the second quarter of 1998, the Company acquired interests in the following twelve companies:

                The  Americom  Group  provides   communications   infrastructure
         construction, maintenance, installation and training services for the telecommunications industry.

               Aurora   Electric,   Inc.  is  a  full  service   electrical  and
          communications   system   contractor  for   residential,   commercial,
          institutional and industrial markets.

               Blue Star Electronics, Inc. is a cable assembly manufacturer specializing in custom voice and data cabling applications

               Commstar Limited provides call centers, voice messaging and one number dialing services throughout Canada.

               Consolidated Micro Components, Inc. specializes in buying new and surplus memory, processors and mass storage devices from auctions and liquidation events and reselling the products to end users in the commercial, institutional and government market sectors.

               Data  Path  Technologies,   Inc.  specializes  in  marketing  and
          servicing computer systems, peripherals, components and business software applications.

               GDB Software Services, Inc. provides data processing consulting services for mainframe, midrange and personal computer networks for financial institutions.

               Ground Effects Limited specializes in aluminum and steel tubular manufacturing primarily for the automotive industry.

               Innovative Vacuum Solutions, Inc. re-manufactures and services high-end vacuum pumps used in the semiconductor, optical, electronics and general manufacturing industry.

               Service Transportation Company is a shipping company specializing
          in  the  packaging  and   transportation   of  computer   systems  and
          electronics.

               Signature Industries Limited is a manufacturer of high-grade communication and safety devices.

               Teledata Concepts, Inc. is a full service telecommunications provider of PBX, computer telephony integration and call center technology.

Gross Profit

     Gross profit was $17.5 million in the second quarter of 1998, up 110.1 percent from $8.3 million a year earlier. For the current quarter, the gross profit, as a percentage of net operating revenue, was 32.5 percent compared to
33.6 percent in the same period in 1997. The decline in the gross profit percentage from 1997 to 1998 is attributable to the different business mix and to newly acquired businesses with lower overall margin contributions.

     Gross profit was $27.9  million for the six months ended June 30, 1998,  up
94.6 percent from $14.4 million a year earlier. Year-to date, the gross profit, as a percentage of net operating revenue, was 30.2 percent compared to 33.5 percent in the same period in 1997. The decline in the gross profit percentage from 1997 to 1998 is attributable to the different business mix and to newly acquired businesses with lower overall margin contributions.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, as a percentage of net operating revenue, were 24.7 percent and 29.1 percent in the second quarters of 1998 and 1997, respectively, and includes depreciation and amortization of $1,092,000 and $390,000, respectively. The decline in these expenses is attributable to economies of scale being achieved with higher operating revenues.

     Year-to-date, selling, general and administrative expenses, as a percentage of net operating revenue, were 24.2 percent and 29.3 percent in 1998 and 1997, respectively, and includes depreciation and amortization of $1,787,000 and $720,000, respectively. The decline in these expenses is attributable to economies of scale being achieved with higher operating revenues.

Operating Income

     Operating income was $4.2 million in the second quarter of 1998, up 277.5 percent from $1.1 million in the same period in 1997. As a percentage of net operating revenue, operating income was 7.8 percent and 4.5 percent in the second quarters of 1998 and 1997, respectively. The increase in operating income is attributable to the growth of the Company's existing businesses and to the growth contributed by the acquisitions the Company made during 1998.

     Year-to-date, operating income was $5.5 million in 1998, up 205.1 percent from $1.8 million in the same period in 1997. As a percentage of net operating revenue, operating income was 6.0 percent and 4.2 percent in 1998 and 1997, respectively. The increase in operating income is attributable to the growth of the Company's existing businesses and to the growth contributed by the acquisitions the Company made during 1998.

Interest Income and Expense

     Interest income was $113,000 and $39,000 for the second quarters of 1998 and 1997. Interest expense was $432,000 and $262,000 for the second quarters of 1998 and 1997, respectively. Interest income increased 189.7 percent from the second quarter of 1997 to the second quarter of 1998, while interest expense increased by 64.9 percent in the same period. As a percentage of net operating revenue, interest income was 0.2 percent in the second quarters of 1998 and 1997, while interest expense was 0.8 percent and 1.1 percent in the second quarters of 1998 and 1997.

     For the six months ended June 30, 1998 and 1997, interest income was $219,000 and $88,000, respectively. Year-to date, interest expense was $666,000 and $444,000 for 1998 and 1997, respectively. Interest income increased 148.9 percent from 1997 to 1998, while interest expense increased by 50.0 percent in the same period. As a percentage of net operating revenue, interest income was
0.2 percent in 1998 and 1997, while interest expense was 0.7 percent and 1.0 percent in 1998 and 1997.

Income Taxes

     The Company's effective income tax rate was 31.7 percent in the second quarter of 1998 compared to 23.5 percent in the second quarter of 1997. The increase in the effective rate for the second quarter of 1998 was as a result of increased non-deductible expenses, primarily goodwill, over the second quarter of 1997, partially offset by tax net operating loss carryforwards available in both periods.

     For the six months ended June 30, 1998, the Company's effective income tax rate was 34.2 percent in 1998 compared to 28.4 percent in 1997. The increase in the effective in 1998 was as a result of increased non-deductible expenses, primarily goodwill, over 1997, partially offset by tax net operating loss carryforwards available in both periods.

Financial Condition

     As of June 30, 1998, cash and cash equivalents  totaled $5.3 million,  down
30.7 percent from $7.7 million at December 31, 1997. Cash of $870,000 and $1,062,000 was used in operating activities in the six months ended June 30, 1998 and 1997, respectively. This use of cash reflects increases in accounts receivable and unbilled receivables, inventory and prepaid expenses and a decrease in accounts payable in 1998. These activities accounted for the use of $6,041,000 and $2,799,000 of operating cash in 1998 and 1997, respectively. One of the Company's objectives is to maximize its cash flow, as management believes it offers evidence of financial strength. However, as the Company experiences substantial growth, its investment needs are more substantial than those of more mature companies with modest investment needs. Consequently, the Company will continue, in the foreseeable future, to continue to use cash from operations and to continue to finance this use of cash through financing activities such as the sale of common stock and/or bank borrowing.

     Inventory levels increased by 76.2 percent from December 31, 1997 to June 30, 1998. This increase was primarily attributable to growth through acquisitions and to the resulting increased level of business. The 92.3 percent increase in accounts and unbilled receivables from December 31, 1997 to June 30, 1998 reflects revenue growth from both existing and acquired businesses. Accounts payable and accrued expenses increased by 87.3 percent during this period, again attributable to the Company's growth and the resulting increased level of business.

     Investing activities used cash of $2.8 million and $1.2 million, respectively, in the six months ended June 30, 1998 and 1997. During these periods, investing activities consisted principally of changes in notes receivable from officers, the purchase of property, plant and equipment, increase in other assets, offset by cash acquired from acquisitions in 1998.

     The Company obtained positive cash flows of $1.3 million and $3.3 million, respectively, from financing activities in the six months ended June 30, 1998 and 1997. The major financing sources of cash in 1998 were proceeds from the sale of common stock and bank borrowings, reduced by the repayment of long-term debt, the redemption of preferred shares and the payment of preferred stock dividends. In 1997, the major financing sources of cash were from the sale of common stock and bank borrowings, reduced by the payment of preferred stock dividends.

     One of the Company's stated objectives is to grow and strengthen its balance sheet without significant leverage. The following table reflects the more commonly applied liquidity ratios, as follows:

       Ratio                            June 30,         December 31,
       ---------------------------- ----------------- -------------------
                                          1998               1997
       Current ratio                      1.65               1.97
       Quick ratio                        1.07               1.34
       Debt to equity ratio               0.27               0.22

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


     The Company has engaged in a continuing program of acquisitions of other businesses which are considered to be complementary to the lines of business carried on by the Company, and it is anticipated that such acquisitions will continue to occur. As of June 30, 1998, the total assets of the Company were approximately $113.7 million. As of December 31, 1997, the total assets of the Company were approximately $61.3 million, compared to approximately $33.2 million at December 31, 1996 and approximately $4.1 million at the end of 1995. Net operating revenues for the year ended December 31, 1997 were approximately $103.2 million compared to approximately $19.9 million in 1996 and $2.3 million in 1995. Managing these dramatic changes in the scope of the business of the

Company will present ongoing challenges to management, and there can be no assurance that the Company's operations as currently structured, or as affected by future acquisitions, will be successful. The businesses acquired by the Company may require substantial additional capital, and there can be no assurance as to the availability of such capital when needed, nor as to the terms on which such capital might be made available to the Company. It is the Company's policy to retain existing management of acquired companies and to allow the new subsidiary to continue to operate in the manner which has resulted in its success in the past, under the overall supervision of senior management of the Company. Accordingly, the success of the operations of these subsidiaries will depend, to a great extent, on the continued efforts of the management of the acquired companies.

     The Company is constantly looking at opportunities to improve operating efficiencies and synergies within existing business segments. The Company also plans to divest itself of business entities that are not critical to its long-term strategy. In order to ensure that the Company's shareholders' value is maximized, the Company has retained an investment banking firm to determine what options are open to it. The Company will review all alternatives to ensure appreciation of its shareholders' investments.

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



Item 3. Quantitative and Qualitative Disclosures About Market Risk



         None

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities

     On April 27, 1998, the Company filed a Registration Statement on Form S-3 under the Securities Act of 1933, (Registration No. 333-51067), to register 2,871,722 outstanding Common Shares on behalf of selling shareholders. On June 10, 1998 an amendment was filed increasing the number of shares being registered to 5,181,995 shares. The registration statement was declared effective on June 12, 1998.

     On June 24, 1998, the Company filed a Registration Statement on Form S-3 under the Securities Act of 1933, (Registration No. 333-57613), to register 3,273,518 Common Shares to be issued from time to time upon exchange or redemption of exchangeable shares (the "Exchangeable Shares") of Commstar Limited, an Ontario corporation ("Commstar"). The Exchangeable Shares have been issued by Commstar in exchange for common shares of Commstar in connection with the acquisition by the Company of Commstar. On July 7, 1998, an amendment was filed increasing the number of shares being registered to 3,417,580. The registration statement was declared effective on July 10, 1998. The Company has issued a single share of Special Voting Preferred Stock (the "Special Preferred Share") to the Montreal Trust Company of Canada, (the "Voting Trustee"). Except as otherwise required by law or the Company's Articles of Incorporation, the Special Preferred Share will be entitled to a number of votes equal to the number of outstanding Exchangeable Shares not owned by the Company, and may be voted in the election of directors and on all other matters submitted to a vote of the Company's stockholders. When all Exchangeable Shares have been exchanged or redeemed for shares of the Company's Common Stock, the Special Preferred Share will be cancelled.

     On July 21, 1998, the Company filed a Registration Statement on Form S-3 under the Securities Act of 1933, (Registration No. 333-57613), to register 412,574 Common Shares to be issued from time to time upon exchange or redemption of exchangeable shares (the "Exchangeable Shares") of Commstar Limited, an Ontario corporation ("Commstar"). The Exchangeable Shares have been issued by Commstar as consideration for certain assets it acquired from Western Inbound Network, Inc., an Ontario corporation. On July 30 1998, an amendment was filed increasing the number of shares being registered to 432,010. The registration statement was declared effective on August 4, 1998.

Recent Sales of Unregistered Securities

     The following table lists all unregistered securities sold by the Company from January 1, 1998 through June 30, 1998. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

                                                                     Number of
                                                   Issued             Common
Name/Entity/Nature                   Note           For               Shares

Alacrity Systems, Inc.                 1        Acquisition           321,768
The Americom Group, Inc.               2        Acquisition           169,167
ATI Communications, Inc.               3        Acquisition           200,000
Aurora Electric, Inc.                  4        Acquisition         1,076,923
Blue Star Electronics, Inc.            5        Acquisition           204,218
Canadian Network Services, Inc.        6        Acquisition           212,738
Commstar Limited                       7        Acquisition         3,417,580
Consolidated Micro Components, Inc.    8        Acquisition           410,981
Cybertech Station, Inc.                9        Acquisition            37,738
Data Path Technologies, Inc.          10        Acquisition           384,616
The Fromehill Company                 11        Acquisition         1,596,658
GDB Software Services, Inc.           12        Acquisition           403,077
Ground Effects Limited                13        Acquisition         1,105,708
Innovative Vacuum Solutions, Inc.     14        Acquisition           270,769
Information Products Center, Inc.     15        Acquisition           551,876
Norcom Resources, Inc.                16        Acquisition            74,667
Pizarro Re-Marketing, Inc.            16        Acquisition            42,723
Service Transportation Company        17        Acquisition            35,431
Signature Industries Limited          18        Acquisition         2,339,703
Signal Processors Limited             16        Acquisition           928,293
Teledata Concepts, Inc.               19        Acquisition           142,621
The Bay Group                         20    Acquisition Services      101,349
Warrants Exercised                    21     Warrants Exercised       850,000
Services                              22          Services            174,531
Employee Stock Sale                   23       Stock Purchase         100,000
                                                                ==============
     Total                                                         15,153,135
                                                                ==============

--------------------------

1. Includes 312,630 additional shares issued to the selling shareholders and 9,138 additional shares issued as finder's fees in connection with the "price protection" provision of the Agreement of Sale.

2. Represents shares issued to the selling shareholder to acquire such shareholder's 80 percent interest in the company.

3. Represents the first and second installments of shares issued to a selling shareholder in connection with the earnout provision under the Agreement and Plan of Merger.

4.   Represents   shares  issued  to  selling   shareholders   to  acquire  such
     shareholders' 100 percent interest in the company.

5. Includes (a) 193,393 shares issued to the selling shareholder to acquire such shareholder's 80 percent interest in the company, (b) 9,697 shares issued as a finder's fee, and (c) 582 shares issued for services in connection with the acquisition.

6. Includes (a) 7,530 shares issued to the Stage I selling shareholders to correct the initial issuance of shares, (b) 170,683 shares issued to the Stage II selling shareholders upon acquisition of their minority interest in 1998, and (c) 34,525 shares issued as a finder's fee.

7.   Represents   shares  of  stock   reserved  for  issuance  in  exchange  for
     Exchangeable Shares of Commstar Limited, in connection with the Company's acquisition of 100 percent of Commstar Limited.

8. Includes (a) 392,157 shares issued to the selling shareholder to acquire such shareholder's 80 percent interest in the company, and (b) 18,824 shares issued as a finder's fee.

9. Includes (a) 14,335 additional shares issued to the selling shareholder and 805 additional shares issued as finder's fees in connection with the "price protection" provision of the Agreement of Sale, and (b) 22,598 shares issued to the selling shareholder as part of the earnout provision in the Agreement of Sale.

10.  Represents   shares  issued  to  selling   shareholders   to  acquire  such
     shareholders' 80 percent interest in the company.

11. Includes (a) 1,558,801 shares issued to the selling shareholder to acquire such shareholder's 100 percent interest in the company, and (b) 37,857 shares issued as a finder's fee.

12. Includes (a) 384,616 shares issued to the selling shareholder to acquire such shareholder's 80 percent interest in the company, and (b) 18,461 shares issued as a finder's fee.

13.  Represents   shares  of  stock   reserved  for  issuance  in  exchange  for
     Exchangeable Shares of ACT-GFX Canada, Inc., in connection with the Company's acquisition of 80 percent of Ground Effects Limited.

14.  Represents   shares  issued  to  selling   shareholders   to  acquire  such
     shareholders' 80 percent interest in the company.

15. Represents shares issued to the selling shareholder to acquire such shareholder's 100 percent interest in the company.

16.  Represents   earnout  payments  under  the  Agreements  of  Sale  of  these companies.

17. Includes (a) 35,000 shares issued to the selling shareholder to acquire such shareholder's 80 percent interest in the company, (b) 431 shares issued for acquisition services.

18.  Represents   shares  issued  to  selling   shareholders   to  acquire  such
     shareholders' 85 percent interest in the company.

19. Includes (a) 142,621 shares issued to the selling shareholder to acquire such shareholder's 100 percent interest in the company, and (b) 4,690 shares issued as a finder's fee.

20. Represents shares issued for investment banking services in connection with acquisitions made by the Company in 1998.

21. Represents shares issued upon the exercise of Warrants by the warrant holders.

22. Represents shares issued for professional services or under employment or other such agreements.

23. Represents shares sold to an officer of the Company. Item 3. Defaults Upon Senior Securities.

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     An Annual Meeting of Stockholders was held on June 13, 1998 to:

     i. Elect five directors, two to hold office until the 1999 Annual Meeting of Stockholders (Group A), one to hold office until the 2000 Annual Meeting of Stockholders (Group B), and two to hold office until the 2001 Annual Meeting of Stockholders (Group C), or in each case until their respective successors have been elected or appointed. The result of the vote to elect the five directors were as follows:

                                                    Votes Received
                                      ----------------------------------------
                 Name        Group         For         Against        Abstain
      ------------------- ----------- ------------- ---------------- ---------
      Daniel E. Penni          A        21,805,457     267,325       1,237,759
      Angela M. Sullivan       A        21,852,212     267,325       1,218,004
      Arthur F. Noterman       B        21,809,458     267,325       1,233,758
      Richard J. Sullivan      C        22,083,929           0       1,226,612
      Garrett A. Sullivan      C        22,083,929           0       1,226,612

     i. Ratify the appointment of Rubin, Brown, Gornstein & Co., LLP as independent auditors of the Company for the 1998 calendar year. The proposal received 21,770,884 votes for, 510,195 votes against, and 1,043,642 abstentions.

     ii. Approve an amendment to the Company's Amended and Restated Articles of Incorporation to increase the authorized number of shares of common stock from 40,000,000 to 80,000,000. The proposal received 19,957,792 votes for, 2,351,487 votes against, and 1,015,442 abstentions.

     iii. Approve an amendment to the Company's 1996 Non-Qualified Stock Option Plan to increase the number of shares available for issuance from 5,000,000 to 10,000,000. The proposal received 13,278,114 votes for, 2,544,164 votes against, and 93,254 abstentions.

Item 5.           Other Information

     Effective as of April 1, 1998, the Company entered into agreements to acquire the following companies:

     The Americom Group, Inc. - the Company entered into an agreement to acquire 80 percent of the 49 issued and outstanding shares of common stock from the selling shareholder in consideration for 161,111 shares of the Company's restricted common stock valued at $725,000 issued at closing and up to an additional $725,000 payable in two equal installments in April 1999 and April 2000 if certain profit levels in 1998 and 1999 are achieved.

     Aurora Electric, Inc. - the Company entered into an agreement to acquire 100 percent of the 266,950 issued and outstanding shares of common stock from the selling shareholders in consideration for 1,076,923 shares of the Company's restricted common stock valued at $3,500,000 issued at closing and $2,500,000 payable in two equal installments in October 1999 and October 2000 if certain profit levels for the twelve month periods ending June 30, 1999 and June 30, 2000 are achieved.

     Blue Star Electronics, Inc. - the Company's subsidiary, Universal Commodities Corporation, entered into an agreement to acquire 80 percent of the 100 issued and outstanding shares of common stock from the selling shareholder in consideration for 193,939 shares of the Company's restricted common stock valued at $800,000 issued at closing and up to $250,000 payable after 1999 if certain profit levels in 1998 and 1999 are achieved.

     Consolidated Micro Components, Inc. - the Company's subsidiary, Universal Commodities Corporation, entered into an agreement to acquire 100 percent of the 100 issued and outstanding shares of common stock from the selling shareholder in consideration for 392,157 shares of the Company's restricted common stock valued at $1,250,000 issued at closing, $1,250,000 if certain earnings targets are met for the twelve months ending March 31, 1999, and additional consideration not to exceed $600,000 payable after December 2001 if certain profit levels in 1999, 2000 and 2001 are achieved.

     Data Path Technologies, Inc. - the Company's subsidiary, Universal Commodities Corporation, entered into an agreement to acquire 100 percent of the 200 issued and outstanding shares of common stock from the selling shareholders in consideration for 384,616 shares of the Company's restricted common stock valued at $1,250,000 issued at closing, $1,250,000 if certain earnings targets are met for the twelve months ending March 31, 1999, and additional consideration not to exceed $2,000,000 payable after December 2001 if certain profit levels in 1999, 2000 and 2001 are achieved.

     GDB Software Services, Inc - the Company's subsidiary, Universal Commodities Corporation, entered into an agreement to acquire 100 percent of the 200 issued and outstanding shares of common stock from the selling shareholders in consideration for 384,616 shares of the Company's restricted common stock valued at $1,250,000 issued at closing, $1,250,000 if certain earnings targets are met for the twelve months ending March 31, 1999, and additional consideration not to exceed $2,000,000 payable after December 2001 if certain profit levels in 1999, 2000 and 2001 are achieved.

     Ground Effects Limited ("Ground Effects") - the Company's wholly owned subsidiary, ACT-GFX Canada, Inc. acquired 80% of the outstanding shares of common and preferred stock from the selling shareholders in consideration for 1,105,708 shares of the Company's restricted common stock valued at $3,593,548 reserved at closing and evidenced by the issuance by the Company of one Class B Voting Preferred Stock (the "Class B Special Preferred Share"). The Company has reserved 1,105,708 shares of its Common Stock to be exchanged for Exchangeable Shares held by the Ground Effects selling shareholders. The selling shareholders will convert their Ground Effects shares into ACT-GFX Canada, Inc. exchangeable shares, which shares may then be converted into the reserved shares of the Company's common stock. At such time as all the exchangeable shares have been exchanged or redeemed, the Class B Special Preferred Share will be cancelled.

     Innovative Vacuum Solutions, Inc. - the Company entered into an agreement to acquire 80 percent of the 1,500 issued and outstanding shares of common stock from the selling shareholders in consideration for 270,769 shares of the Company's restricted common stock valued at $880,000 issued at closing and $500,000 payable after March, 1999 if certain profit levels for the twelve month period ending March 31, 1999 are achieved.

     Service Transportation Company - the Company's subsidiary, Universal Commodities Corporation, entered into an agreement to acquire 80 percent of the 43,750 issued and outstanding shares of common stock from the selling shareholders in consideration for 35,000 shares of the Company's restricted common stock valued at $157,500 issued at closing.

     Teledata Concepts, Inc. - the Company entered into an agreement to acquire 100 percent of the 500 issued and outstanding shares of common stock from the selling shareholders in consideration for 137,931 shares of the Company's restricted common stock valued at $500,000 issued at closing and $2,000,000 payable in two equal installments in April 1999 and April 2000 if certain profit levels for the nine and twelve month periods ending December 31, 1998 and December 31, 1999 are achieved.

     Effective as of May 1, 1998, the Company entered into an agreement to acquire 100 percent of the 12,195,403 issued and outstanding shares of common stock of Commstar Limited ("Commstar") from the selling shareholders in consideration for 3,417,580 shares of the Company's restricted common stock valued at $12,057,221 reserved at closing and evidenced by the issuance by the Company of one Special Voting Preferred Stock (the "Special Preferred Share") to the Montreal Trust Company of Canada, (the "Voting Trustee"). The Commstar selling shareholders will convert their Commstar common shares into Commstar exchangeable shares, which shares may then be converted into the reserved shares of the Company's common stock. At such time as all the exchangeable shares have been exchanged or redeemed, the Special Preferred Share will be cancelled.

     Effective as of June 1, 1998, the Company entered into an agreement to acquire an 85% interest in Signature Industries Limited ("Signature"), in exchange for (pounds)5,300,000.00 at closing payable (pounds)90,238 in cash and (pounds)5,209,763 in the form of restricted shares of the Company's common stock. The sellers received 2,339,703 shares of the Company's common stock valued at $8,510,760 per share. The Sellers will also receive additional consideration of up to (pounds)5,106,550, payable in shares of the Company's common stock, if Signature achieves certain operating profit targets in 1998 and 1999.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

          4.1 Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-37713) filed with the Commission on November 19, 1997)

          4.2 Amendment of Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 333-59523) filed with the Commission on July 21, 1998)

          4.3 Amended and Restated Bylaws of the Company dated March 31, 1998 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-51067) filed with the Commission on April 27, 1998)

          12   Statement re computation of ratios

          27   Financial Data Schedule

          99   Cautionary Statements

(b)      Reports on Form 8-K

          1. The Company's Current Reports on Form 8-K and Form 8-K/A filed with the Commission on June 26, 1998 and June 29, 1998, respectively, reporting the Company's acquisition of Signature Industries Limited.

          2    The  Company's   Current  Report  on  Form  8-K  filed  with  the
               Commission on July 14, 1998 reporting the Company's acquisition of Commstar Limited.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      APPLIED CELLULAR TECHNOLOGY, INC.
                                      (Registrant)

Date: August 12, 1998                 By:    /s/ David A. Loppert
                                          -----------------------
                                          David A. Loppert, Vice President,
                                          Treasurer and Chief Financial Officer

                                  Exhibit Index

Number   Description of Exhibits

12       Statement re computation of ratios
27       Financial Data Schedule
99       Cautionary Statements