Form 10-Q
period 1998-09-30
APPLIED CELLULAR TECHNOLOGY INC
filed 1998-11-16
CIK 924642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                               400 Royal Palm Way
                                    Suite 410
                            Palm Beach, Florida 33480
                    (Address of principal executive offices)

                    Issuer's telephone number: (561) 366-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 6, 1998:

                  Class                            Number of Shares
        Common Stock; $.001 Par Value                  33,771,952

                        APPLIED CELLULAR TECHNOLOGY, INC.

                                TABLE OF CONTENTS

Item               Description                                              Page
-----              -----------                                              ----

PART I - FINANCIAL INFORMATION

 1.   Financial Statements
      Consolidated Balance Sheets -                                            3
         September 30, 1998 (unaudited) and December 31, 1997
      Consolidated Statements of Operations -                                  4
          Three and Nine Months ended September 30, 1998 and 1997
          (unaudited)
      Consolidated Statements of Stockholders' Equity -                        5
          Nine Months ended September 30, 1998 and 1997 (unaudited)
      Consolidated Statements of Cash Flows -                                  6
          Nine Months ended September 30, 1998 and 1997 (unaudited)
      Notes to Consolidated Financial Statements                               7
 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           11
 3.   Quantitative and Qualitative Disclosures About Market Risk              19

PART II - OTHER INFORMATION

 1.   Legal Proceedings                                                       20
 2.   Changes In Securities and Use Of Proceeds                               20
 3.   Defaults Upon Senior Securities                                         22
 4.   Submission of Matters to a Vote of Security Holders                     22
 5.   Other Information                                                       22
 6.   Exhibits and Reports on Form 8-K                                        22

SIGNATURE                                                                     24

EXHIBITS                                                                      25

PART I.  FINANCIAL INFORMATION
Item I.  Financial Statements

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (In Thousands, except for number of shares and share value data)


                                     Assets


                                                                                  September 30,     December 31,
                                                                                       1998             1997
                                                                                   (unaudited)       (audited)
                                                                                  -------------     ------------

Current Assets
   Cash and cash equivalents ..................................................   $  5,407          $  7,657
   Accounts receivable (net of allowance for
      doubtful accounts of $913 in 1998 and $675 in 1997)......................     38,954            19,389
   Inventories ................................................................     19,842            10,872
   Notes receivable ...........................................................      1,164               390
   Prepaid expenses and other current assets ..................................      4,927             1,267
                                                                                  --------          --------
         Total Current Assets..................................................     70,294            39,575

Property, Plant And Equipment .................................................     16,001             5,339

Notes Receivable ..............................................................      1,139               575

Goodwill ......................................................................     25,634            12,263

Other Assets ..................................................................      9,148             3,530
                                                                                  --------          --------

                                                                                  $122,216          $ 61,282
                                                                                  ========          ========



                      Liabilities And Stockholders' Equity

Current Liabilities
   Notes payable...............................................................   $ 20,492          $  4,783
   Current maturities of long-term debt........................................      1,274               843
   Accounts payable and accrued expenses ......................................     25,791            14,487
                                                                                  --------          --------
         Total Current Liabilities ............................................     47,557            20,113

Long-Term Liabilities .........................................................      2,925             2,200
                                                                                  --------          --------
         Total Liabilities.....................................................     50,482            22,313
                                                                                  --------          --------
Minority Interest..............................................................      3,527             1,785
                                                                                  --------          --------
Redeemable Preferred Shares .......         ...................................        --                900
                                                                                  --------          --------
Stockholders' Equity
   Preferred shares:
      Special voting, $10 par value, issued and outstanding 1 share in 1998....        --                --
      Class B voting, $10 par value, issued and outstanding 1 share in 1998 ...        --                --
   Common shares:
      Authorized 80,000,000 and 40,000,000  shares in 1998 and 1997 of $.001 par value; issued and outstanding 33,660,425 and 20,672,423 in 1998 and
      1997, respectively.......................................................         34                21
   Additional paid-in capital .................................................     60,791            33,680
   Retained earnings...........................................................      7,188             2,586
   Unrealized gain on marketable securities ...................................          6               --
   Foreign currency translation adjustment ....................................        188               (3)
                                                                                   -------          --------
      Total Stockholder' Equity ...............................................     68,207            36,284
                                                                                   -------          --------
                                                                                  $122,216          $ 61,282
                                                                                  ========          ========

See the accompanying notes to consolidated financial statements.


               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, except per share amounts)




                                                     For The Three Months          For The Nine Months
                                                     Ended September 30,           Ended September 30,
                                                  ------------------------      ------------------------
                                                    1998           1997            1998          1997
                                                  --------       ---------      ---------     ----------



Net Operating Revenue ........................    $ 59,044       $ 29,195       $ 151,508     $ 72,065
Cost of Goods Sold ...........................      40,095         18,826         104,617       47,339
----------------------------------------------    --------       --------       ---------     --------

Gross Profit..................................      18,949         10,369          46,891       24,726
Selling, General and Administrative Expenses .      15,637          7,704          38,041       20,246
----------------------------------------------    --------       --------       ---------     --------

Operating Income .............................       3,312          2,665           8,850        4,480
Interest Income ..............................          94             46             313          134
Interest Expense .............................       (461)          (295)         (1,127)        (739)
----------------------------------------------    --------       --------       ---------     --------

Income Before Provision For Income Taxes
   And Minority Interest .....................       2,945          2,416           8,036        3,875
Provision For Income Taxes ...................       1,021            980           2,763        1,395
----------------------------------------------    --------       --------       ---------     --------

Income Before Minority Interest ..............       1,924          1,436           5,273        2,480
Minority Interest.............................         258            244             627          454
----------------------------------------------    --------       --------       ---------     --------

Net Income....................................       1,666          1,192           4,646        2,026
Preferred Stock Dividends ....................          12             18              44           54
----------------------------------------------    --------       --------       ---------     --------

Net Income Applicable to Common
   Stockholders ..............................    $  1,654       $  1,174       $   4,602     $  1,972
==============================================    ========       ========       =========     ========

Net Income Per Common Share - Basic ..........    $   0.05       $   0.09       $    0.15     $   0.21
==============================================    ========       ========       =========     ========

Net Income Per Common Share - Diluted .......     $   0.05       $   0.08       $    0.15     $   0.17
==============================================    ========       ========       =========     ========

Weighted Average Number Of
   Common Shares Outstanding - Basic .........      36,369         12,896          30,721        9,619
==============================================    ========       ========       =========     ========

Weighted Average Number Of Common
   Shares Outstanding - Diluted ..............      36,863         14,929          32,041       12,226
==============================================    ========       ========       =========     ========

See the accompanying notes to consolidated financial statements.



               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          For The Nine Month Periods Ended September 30, 1998 And 1997
                                   (Unaudited)
                   (In Thousands, except for number of shares)


                                              Common Stock       Preferred Stock       Additional                        Total
                                          --------------------  -----------------       Paid-In    Retained            Stockholders'
                                            Number      Amount   Number    Amount       Capital    Earnings    Other     Equity
                                          ---------    -------   ------    ------      ---------   ---------   -----   ------------



Balance - January 1, 1997 .............   5,798,701   $  6     $   --     $  --       $ 7,928      $   318     $ --     $  8,252
   Net income..........................        --       --         --        --            --        2,026       --        2,026
   Issuance of common stock............   7,128,981      7         --        --         9,039          --        --        9,046
   Issuance of common stock to
       redeem preferred stock..........   1,354,167      1         --        --         2,499          --        --        2,500
   Warrants redeemed ..................   2,000,000      2         --        --         7,109          --        --        7,111
   Foreign currency translation
       adjustment......................        --        --        --        --           --           --        (9)         (9)
   Preferred stock dividends paid......        --        --        --        --           --          (54)       --         (54)
                                          ----------   ----     ------     -----      --------      -------     -----    --------

Balance - September 30, 1997...........   16,281,849   $ 16        --      $ --       $26,575      $ 2,290     $ (9)    $ 28,872
                                          ==========   ====     ======     =====      ========      =======     =====    ========

Balance - January 1, 1998..............   20,672,423   $ 21     $  --      $ --       $33,680      $ 2,586     $ (3)    $ 36,284
   Net income                                     --     --        --        --           --         4,646       --        4,646
   Issuance of common stock............   12,138,002     12        --        --        18,265          --        --       18,277
   Issuance of preferred stock.........        --        --        --        --         6,897          --        --        6,897
   Warrants redeemed...................      850,000      1          2       --         1,949          --        --        1,950
   Foreign currency translation
       adjustment......................        --        --        --        --           --           --        191         191
   Unrealized gain on marketable
       securities......................        --        --        --        --           --           --          6           6
   Preferred stock dividends paid......        --        --        --        --           --          (44)       --         (44)
                                          ----------   ----     ------     -----      --------      -------     -----    --------

Balance - September 30, 1998...........   33,660,425   $ 34          2       --       $60,791      $ 7,188     $ 194    $ 68,207
                                          ==========   ====     ======     =====      ========      =======     =====    ========

See the accompanying notes to consolidated financial statements.

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                                 For The Nine Months
                                                                                 Ended September 30,
                                                                            ---------------------------

                                                                               1998            1997

         Cash Flows From Operating Activities
           Net income ...............................................       $  4,646       $  2,026
           Adjustments to reconcile net income to net cash
             used in operating activities:
                Depreciation and amortization........................          3,087          1,286
                Minority interest ...................................            627            454
                Gain on sale of property, plant and equipment .......           (76)        (1,235)
                Change in assets and liabilities:
                  Increase in accounts receivable ...................        (4,557)        (3,082)
                  Increase in inventories............................        (2,522)        (1,391)
                  Increase in prepaid expenses.......................        (2,711)          (323)
                  Increase in deferred tax asset ....................          (107)           (72)
                  Decrease in accounts payable and accrued expenses..        (1,597)        (1,381)
         ------------------------------------------------------------       --------        -------
         Net Cash Used In Operating Activities ......................        (3,210)        (3,718)
         ------------------------------------------------------------       --------        -------

         Cash Flows From Investing Activities
           (Increase) decrease in notes receivable........... .......        (1,086)            346
           Increase in other assets..................................        (2,615)          (589)
           Proceeds from sale of property, plant, and equipment .....            191          1,437
           Payments for property, plant and equipment ...............        (1,640)        (1,049)
           Proceeds from costs of asset and business acquisitions
              (net of cash balances acquired) .......................             29            193
         ------------------------------------------------------------       --------        -------
         Net Cash Provided By (Used In) Investing Activities ........        (5,121)            338
         ------------------------------------------------------------       --------        -------

         Cash Flows From Financing Activities
            Net amounts borrowed (paid) on notes payable ............          8,173           (59)
            Proceeds from long-term debt.............................            891            --
            Payments for long-term debt .............................        (4,389)            --
            Redemption of preferred shares...........................          (900)            --
            Preferred stock dividends paid ..........................           (44)           (72)
            Issuance of common shares ...............................          2,350          8,028
         ------------------------------------------------------------       --------        -------
         Net Cash Provided By Financing Activities ..................          6,081          7,897
         ------------------------------------------------------------       --------        -------

         Net Increase (Decrease) In Cash And Cash Equivalents .......        (2,250)          4,517

         Cash And Cash Equivalents - Beginning Of Period ............          7,657            810
         ------------------------------------------------------------       --------        -------
         Cash And Cash Equivalents - End Of Period ..................       $  5,407       $  5,327
         ============================================================       ========       ========

         Supplemental Disclosure Of Cash Flow Information
            Income taxes paid .......................................       $  2,052       $    778
            Interest paid ...........................................          1,046            444
            Noncash investing and financing activities:
              Property acquired for long-term debt ..................          1,775            496
              Property acquired through issuance of stock............            --             163
         ------------------------------------------------------------------------------------------------------

See the accompanying notes to consolidated financial statements.

                        APPLIED CELLULAR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)


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

     The consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated statements of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   Principles of Consolidation

     The financial statements include the accounts of Applied Cellular Technology, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. During the nine-month periods ended September 30, 1998 and 1997, the Company acquired interests in fourteen and seven companies, respectively. The financial position and results of operations of these acquisitions are included in the Company's consolidated financial statements as of their effective date of acquisition.

3.   Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". These statements, which are effective for fiscal years beginning after December 31, 1997, expand or modify disclosures and will have no impact on the Company's consolidated financial position, results of operations or cash flows. The only component of comprehensive income is foreign currency translation which, for the nine months ended September 30, 1998, amounted to $191.

4.   Inventory


                                             September 30,          December 31,
                                                     1998                  1997
                                      --------------------    ------------------
           Raw materials                       $    5,405            $    1,962
           Work in process                          2,750                 1,085
           Finished goods                          11,687                 7,825
                                      ====================    ==================
                                                $  19,842             $  10,872
                                      ====================    ==================


                       APPLIED CELLULAR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

5.   Notes Payable

     During the third quarter of 1998, the Company entered into a twenty million dollar line of credit with a trust company secured by all assets of the Company (the "Credit Agreement") at the prime lending rate or at the London Interbank Offered Rate, as elected by the Company. The Credit Agreement expires on July 31, 1999 and contains standard debt covenants relating to financial position and performance as well as restrictions on the declarations and payment of dividends. As of September 30, 1998, the outstanding balance was $16,130 and the availability was $3,870. The Company is currently in compliance with all covenants under the Credit Agreement.

6.   Stockholders' Equity

     The Company has authorized 5,000 shares of preferred stock, $10.00 par value, to be issued from time to time on such terms as is specified by the Board of Directors.

     In May 1998, in connection with the Company's acquisition of Commstar Limited, an Ontario corporation ("Commstar"), the Board of Directors authorized the issuance of one share of the Company's Preferred Stock ($10.00 par value) designated as the Company's Special Voting Preferred Stock (the "Special Preferred Share"). The Special Preferred Share is entitled to a number of votes equal to the number of outstanding Exchangeable Shares not owned by the Company. The holder of the Special Preferred Share is not entitled to receive any dividends or participate in any distribution of assets to the stockholders of the Company. When all Exchangeable Shares have been exchanged or redeemed for shares of the Company's Common Stock, the Special Preferred Share will be cancelled. The Company initially reserved 3,418 shares of its Common Stock to be exchanged for Exchangeable Shares held by the Commstar selling shareholders, 652 of which have been exchanged into shares of Common Stock and 2,765 are reserved at September 30, 1998. On July 30, 1998, Commstar acquired certain assets from Western Inbound Network, Inc., an Ontario corporation, in consideration for 432 Exchangeable Shares. The Company initially reserved 432 shares of its Common Stock, 288 of which have been exchanged into shares of Common Stock and 144 are reserved at September 30, 1998.

     In June 1998, in connection with the Company's acquisition of Ground Effects Limited, an Ontario corporation ("Ground Effects"), the Board of Directors authorized the issuance of one share of the Company's Preferred Stock ($10.00 par value) designated as the Company's Class B Voting Preferred Stock (the "Class B Special Preferred Share"). The Class B Special Preferred Share is entitled to a number of votes equal to the number of outstanding Exchangeable Shares not owned by the Company. The holder of the Class B Special Preferred Share is not entitled to receive any dividends or participate in any distribution of assets to the stockholders of the Company. When all Exchangeable Shares have been exchanged or redeemed for shares of the Company's Common Stock, the Special Preferred Share will be cancelled. The Company has reserved 1,106 shares of its Common Stock to be exchanged for Exchangeable Shares held by the Ground Effects selling shareholders, none of which had been exchanged at September 30, 1998.

                       APPLIED CELLULAR TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)


7.       Earnings Per Share

         The following is a  reconciliation  of the numerator and denominator of basic and diluted earnings per share:
                                                       Three Months Ended         Nine Months Ended
                                                          September 30,              September 30,
                                                        1998         1997         1998           1997
                                                       -------------------------------------------------
NUMERATOR:
Net income                                             $ 1,666      $ 1,192       $ 4,646        $2,026
Preferred stock dividends                                   12           18            44            54
                                                       ------------------------------------------------
Numerator for basic earnings per share -
     Net income available to common stockholders         1,654        1,174         4,602         1,972
Effect of dilutive securities:
    Preferred stock dividends                               12           18            44            54
                                                       ------------------------------------------------
Numerator for diluted earnings per share -
    Net income available to common stockholders        $ 1,666      $ 1,192       $ 4,646        $2,026
                                                       ================================================
DEMONINATOR:
Denominator for basic earnings per share -
    Weighted-average shares (1)                         36,369       12,896        30,721         9,619
                                                       ------------------------------------------------
Effect of dilutive securities -
    Redeemable preferred stock                              74          868           114         1,869
    Warrants                                               208          654           621           626
    Employee stock options                                  --          511           275           111
    Contingent stock - acquisitions                        211           --           310            --
                                                       ------------------------------------------------
Dilutive potential common shares                           493        2,033         1,320         2,606
                                                       ------------------------------------------------
Denominator for diluted earnings per share - Adjusted
    Weighted-average shares and assumed conversions
                                                        36,862       14,929        32,041        12,225
                                                       ================================================

Basic earnings per share                               $  0.05      $  0.09       $  0.15        $ 0.21
                                                       ================================================

Diluted earnings per share                             $  0.05      $  0.08       $  0.15        $ 0.17
                                                       ================================================
-----------------------

      1. Includes, for the three and nine month periods ended September 30, 1998, 2,909 shares of common stock reserved for issuance to the holders of Commstar's Exchangeable Shares and 1,106 shares of common stock reserved for issuance to the holder's of Ground Effects' Exchangeable Shares.


8.    Pro-Forma Information

         The following pro-forma condensed consolidated statement of operations of the Company for the nine months ended September 30, 1998 gives effect to the acquisitions of the following companies as if they were effective at January 1, 1998:

                                                               Effective Date
            Acquired Company                                   of Acquisition
           --------------------------------------------      -------------------
           The Americom Group, Inc.                             April 1, 1998
           Aurora Electric, Inc.                                April 1, 1998
           Blue Star Electronics, Inc.                          April 1, 1998
           Commstar Limited                                     May 1, 1998
           Consolidated Micro Components, Inc.                  April 1, 1998
           Data Path Technologies, Inc.                         April 1, 1998
           The Fromehill Company dba Winward Electric          January 1, 1998
           GDB Software Services, Inc                           April 1, 1998
           Ground Effects Limited                               April 1, 1998
           Information Products Center, Inc.                   January 1, 1998
           Innovative Vacuum Solutions, Inc.                    April 1, 1998
           Service Transportation Company                       April 1, 1998
           Signature Industries Limited                         June 1, 1998
           Teledata Concepts, Inc.                              April 1, 1998

         The pro-forma condensed consolidated statement of operations gives effect to the acquisitions under the purchase method of accounting, and is not indicative of the results that would have occurred had the acquisitions been effective on the dates indicated or of the results that may be obtained in the future.

            --------------------------------------------------------
                        Applied Cellular Technology, Inc.
            Pro-Forma Condensed Consolidated Statement Of Operations
                  For The Nine Months Ended September 30, 1998
                                   (Unaudited)
                    (In Thousands, except per share amounts)
            --------------------------------------------------------

             Net operating revenue                                    $174,852
             Cost of goods sold                                        119,407
                                                                      --------
             Gross profit                                               55,445
             Selling, general and administrative expenses               49,387
                                                                      --------
             Operating income                                            6,058
             Interest income                                               328
             Interest expense                                          (1,339)
             Minority interest                                          ( 548)
             Provision for income taxes                                (1,741)
                                                                      --------
             Net income                                                  2,758
             Dividends                                                   ( 44)
                                                                      --------
             Net income available to common stockholders              $  2,714
             Net income per common share                              ========
                 - basic                                                 $0.08
                 - diluted                                               $0.08
             Weighted average number of common shares outstanding
                 - basic                                                34,883
                 - diluted                                              36,203

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 1 of this report as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see Exhibit 99.1 attached hereto. All amounts are in thousands, except per share data.

Results of Operations

     The Company's results of operations improved significantly from the third quarter of 1997 to the third quarter of 1998. The significant increases are all attributable to the Company's growth of existing businesses and to its growth through acquisition. Net operating revenue for the third quarter of 1998 was $59,044, an increase of $29,849, or 102.2 percent, from $29,195 the third quarter of 1997. Net income applicable to common stockholders was $1,654, an increase of $480, or 40.9 percent, from $1,174 a year earlier. Basic earnings per share were $0.05 per share in 1998 compared to $0.09 per share in 1997. Diluted earnings per share were $0.05 per share in 1998, compared to $0.08 per share in 1997. The weighted-average number of diluted shares outstanding increased by 146.9 percent from 1997 to 1998.

     Net operating revenue for the nine months ended September 30, 1998 was $151,508, an increase of $79,443, or 110.2%, from $72,065 for the nine months ended September 30, 1997. Net income applicable to common stockholders for the nine months ended September 30, 1998 was $4,602, an increase of $2,630, or 133.4 percent, from $1,972 for the same period of 1997. Basic earnings per share for the nine months ended September 30, 1998 were $0.15 per share compared to $0.21 per share for the same period in 1997. Diluted earnings per share for the nine months ended September 30, 1998 were $0.15 per share, compared to $0.17 per share for the same period in 1997. The weighted-average number of diluted shares outstanding increased by 162.1 percent from 1997 to 1998.

     The following table summarizes the Company's results of operations as a percentage of net operating revenue for the three and nine-month periods ended September 30, 1998 and 1997, and is derived from the unaudited consolidated statements of operations in Part I, Item 1 of this report.


                                          Relationship to Net Operating Revenue
                                          --------------------------------------
                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                          --------------------------------------

                                           1998       1997       1998     1997
                                          ------      -----      -----    -----
                                             %          %          %        %
      Net Operating Revenue                100.0      100.0      100.0    100.0
      Cost of Goods Sold                    67.9       64.5       69.1     65.7
                                           -------------------------------------
      Gross Profit                          32.1       35.5       30.9     34.3
      Selling, General and Administrative   26.5       26.4       25.1     28.1
         Expenses
                                           -------------------------------------
      Operating Income                       5.6        9.1        5.8      6.2
      Interest Income                        0.2        0.2        0.2      0.2
      Interest Expense                      (0.8)      (1.0)      (0.7)    (1.0)
                                           -------------------------------------
      Income Before Provision for Income
          Taxes                              5.0        8.3        5.3      5.4
       And Minority Interest
      Provision For Income Taxes             1.7        3.4        1.8      2.0
                                           -------------------------------------
      Income Before Minority Interest        3.3        4.9        3.5      3.4
      Minority Interest                      0.5        0.8        0.4      0.6
                                           -------------------------------------
      Net Income                             2.8        4.1        3.1      2.8
      Preferred Stock Dividends              0.0        0.1        0.1      0.1
                                           =====================================
      Net Income Applicable to Common
            Stockholders                     2.8        4.0        3.0      2.7
                                           =====================================


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

     The following table summarizes the net operating revenue by business group:

                                          Nine Months Ended September 30,

                                    -------------------------------------------
     Business Group                    1998        %          1997         %
     ----------------------------   ----------  -------    ---------    -------

     ACT Communications Group       $ 73,812      48.7      $29,488       40.9
     ACT Software and Services
         Group                         6,336       4.2        3,080        4.3
     ACT Computer Group               43,043      28.4       27,029       37.5
     ACT Specialty Manufacturing
         Group                        28,317      18.7       12,468       17.3
                                    ========     =====      =======      =====
                                    $151,508     100.0      $72,065      100.0
                                    ========     =====      =======      =====




                                         Three Months Ended September 30,
                                    --------------------------------------------
     Business Group                   1998         %          1997         %
     -----------------------        ---------   -------    ---------    -------

     ACT Communications Group       $ 27,348      46.3      $13,647       46.7
     ACT Software and Services
         Group                         2,844       4.8          944        3.2
     ACT Computer Group               14,814      25.1        9,314       31.9
     ACT Specialty Manufacturing
         Group                        14,038      23.8        5,290       18.2
                                    ========     =====      =======      =====
                                    $ 59,044     100.0      $29,195      100.0
                                    ========     =====      =======      =====

         The Company did not make any acquisitions in the third quarter of 1998. In the first quarter of 1998, the Company acquired interests in the following two companies:

     -- Information Products Center, Inc. is a provider of services and products designed to build and manage personal computer network infrastructures.

     -- The Fromehill Company, dba Winward Electric is a full service electrical and communications systems contractor for residential, commercial, institutional and industrial markets.

          During the second quarter of 1998, the Company acquired interests in the following twelve companies:

     --   The   Americom   Group,  Inc.  provides  communications infrastructure
         construction, maintenance, installation and training services for the telecommunications industry.

     -- Aurora Electric, Inc. is a full service electrical and communications system contractor for residential, commercial, institutional and industrial markets.

     --   Blue  Star  Electronics,   Inc.  is  a  cable  assembly   manufacturer
          specializing in custom voice and data cabling applications

     -- Commstar Limited provides call centers, voice messaging and one number dialing services throughout Canada.

     -- Consolidated Micro Components, Inc. specializes in buying new and surplus memory, processors and mass storage devices from auctions and liquidation events and reselling the products to end users in the commercial, institutional and government market sectors.

     --   Data Path  Technologies,  Inc.  specializes in marketing and servicing
          computer  systems,  peripherals,   components  and  business  software
          applications.

     -- GDB Software Services, Inc. provides data processing consulting services for mainframe, midrange and personal computer networks for financial institutions.

     -- Ground Effects Limited specializes in aluminum and steel tubular manufacturing primarily for the automotive industry.

     --   Innovative  Vacuum  Solutions,   Inc.   re-manufactures  and  services
          high-end vacuum pumps used in the semiconductor, optical, electronics and general manufacturing industry.


     -- Service Transportation Company is a shipping company specializing in the packaging and transportation of computer systems and electronics.

     --   Signature   Industries   Limited  is  a  manufacturer   of  high-grade
          communication and safety devices.

     -- Teledata Concepts, Inc. is a full service telecommunications provider of PBX, computer telephony integration and call center technology.


Gross Profit

     Gross profit for the third quarter of 1998 was $18,949, an increase of $8,580, or 82.8 percent, from $10,369 for the third quarter of 1997. As a percentage of revenue, gross profit was 32.1 percent and 35.5 percent for the quarters ended September 30, 1998 and 1997, respectively. Gross profit for the nine months ended September 30, 1998 was $46,891, an increase of $22,165, or
89.6 percent, from $24,726 for the same period of 1997. As a percentage of revenue, gross profit was 30.9 percent and 34.3 percent for the nine months ended September 30, 1998 and 1997, respectively. The decline in the gross profit percentage from 1997 to 1998 is attributable to the different business mix and to newly acquired businesses with lower overall margin contributions.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the third quarter of 1998 were $15,637, an increase of $7,933, or 103.0 percent, from $7,704 for the third quarter of 1997. As a percentage of revenue, selling, general and administrative expenses were 26.5 percent and 26.4 percent for the quarters ended September 30, 1998 and 1997, respectively. Selling, general and administrative expenses for the nine months ended September 30, 1998 were $38,041, an increase of $17,795, or 87.9 percent, from $20,246 for the same period of 1997. As a percentage of revenue, selling, general and administrative expenses were 25.1 percent and 28.1 percent for the nine months ended September 30, 1998 and 1997, respectively. The changes in selling, general and administrative expenses from the prior year are due to continued internal growth and growth through acquisition, offset by economies of scale achieved with higher operating revenues.

Operating Income

     Operating income for the third quarter of 1998 was $3,312, an increase of $647, or 24.3 percent, from $2,665 for the third quarter of 1997. As a percentage of revenue, operating income was 5.6 percent and 9.1 percent for the quarters ended September 30, 1998 and 1997, respectively. Operating income for the nine months ended September 30, 1998 was $8,850, an increase of $4,370, or
97.5 percent, from $4,480 for the same period of 1997. As a percentage of revenue, operating income was 5.8 percent and 6.2 percent for the nine months ended September 30, 1998 and 1997, respectively. The increase in operating income is attributable to the growth of the Company's existing businesses and to the growth contributed by the acquisitions the Company made during 1998.


Interest Income and Expense

     Interest income for the third quarter of 1998 was $94, an increase of $48, or 104.4 percent, from $46 for the third quarter of 1997. As a percentage of revenue, interest income was 0.2 percent for the quarters ended September 30, 1998 and 1997. Interest income for the nine months ended September 30, 1998 was $313, an increase of $179, or 133.6 percent, from $134 for the same period of 1997. As a percentage of revenue, interest income was 0.2 percent for the nine months ended September 30, 1998 and 1997.

     Interest expense for the third quarter of 1998 was $461, an increase of $166, or 56.3 percent, from $295 for the third quarter of 1997. As a percentage of revenue, interest expense was 0.8 percent and 1.0 percent for the quarters ended September 30, 1998 and 1997, respectively. Interest expense for the nine months ended September 30, 1998 was $1,127, an increase of $388, or 52.5 percent, from $739 for the same period of 1997. As a percentage of revenue, interest expense was 0.7 percent and 1.0 percent for the nine months ended September 30, 1998 and 1997, respectively.

     The changes in interest income and interest expense are a factor of the amount of cash invested or borrowed during a stated period.

Income Taxes

     The Company's effective income tax rate was 34.7 percent and 40.6 percent in the third quarter of 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, the Company's effective income tax rate was 34.4 percent and 36.0 percent, respectively. The decrease in the effective rate for the third quarter of 1998 was primarily a result of reducing the valuation allowance for certain net operating loss carryforwards.

Financial Condition

     As of September 30, 1998, cash and cash equivalents totaled $5,407, down $2,250, or 29.4 percent, from $7,657 at December 31, 1997.

     Operating activities used cash of $3,210 and $3,718 during the nine months ended September 30, 1998 and 1997, respectively. As of September 30, 1998, accounts receivable totaled $38,954, an increase of $19,565, or 100.9 percent, from $19,389 at December 31, 1997. As of September 30, 1998, inventory totaled $19,842, an increase of $8,970, or 82.5 percent, from $10,872 at December 31, 1997. As of September 30, 1998, accounts payable and accrued expenses totaled $25,791, an increase of $11,304, or 78.0 percent, from $14,487 at December 31, 1997. These increases were primarily attributable to growth through acquisitions and to the resulting increased level of business.

     Investing  activities  used cash of $5,121  during  the nine  months  ended
September  30,  1998 and  provided  cash of $338  during the nine  months  ended
September 30, 1997. During these periods, investing activities consisted principally of changes in notes receivable from officers; purchases of property, plant and equipment; and increases in other assets, all of which were partially offset by cash acquired in acquisitions.

     Financing activities provided cash of $6,081 and $7,897 during the nine months ended September 30, 1998 and 1997, respectively. The major financing sources of cash in 1998 were proceeds from bank borrowings and the sale of common stock. The major financing uses of cash were the repayment of long-term debt, the redemption of preferred shares and the payment of preferred stock dividends. In 1997, the major financing source of cash was the sale of common stock, offset by the payment of preferred stock dividends.

     During the third quarter of 1998, the Company entered into a twenty million dollar line of credit with a trust company secured by all assets of the Company (the "Credit Agreement") at the prime lending rate or at the London Interbank Offered Rate, as elected by the Company. The Credit Agreement expires on July 31, 1999 and contains standard debt covenants relating to financial position and performance as well as restrictions on the declarations and payment of dividends. As of November 6, 1998, the outstanding balance was $15,094 and the availability was $4,906. The Company is currently in compliance with all covenants under the Credit Agreement.

     One of the Company's objectives is to maximize its cash flow, as management believes it offers evidence of financial strength. However, as the Company experiences substantial growth, its investment needs are more substantial than those of more mature companies with modest investment needs. Consequently, the Company will continue to use cash from operations for the foreseeable future. The Company's sources of liquidity include, but are not limited to, funds available under the Credit Agreement, its ability to obtain additional bank borrowings, the sale of common and preferred shares, the exercise of warrants, and the raising of other forms of debt or equity through private placement. There can be no assurance however, that these options will be available, or if available, on terms favorable to the Company. The Company believes that its current cash position, augmented by financing activities, will provide it with sufficient resources to finance its working capital requirements for the foreseeable future. The Company's capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in its existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. The Company believes that it has the financial resources to meet its future business requirements.

Outlook


     The Company's objective is to continue to grow internally through its existing business groups and through acquisitions, both domestically and abroad. The Company's strategy has been, and continues to be, to invest in, and acquire, businesses that complement and add to its existing business base. The Company has expanded significantly through acquisitions in the last twelve months and continues to do so. The Company's financial results are substantially dependent on not only its ability to sustain and grow existing businesses, but to continue to grow through acquisition. The Company expects to continue to pursue its acquisition strategy in 1998 and future years, but there can be no assurance that management will be able to continue to find, acquire, finance and integrate high quality companies at attractive prices.

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


     The Company has engaged in a continuing program of acquisitions of other businesses which are considered to be complementary to the lines of business carried on by the Company, and it is anticipated that such acquisitions will continue to occur. As of September 30, 1998, the total assets of the Company were $122,216. Total assets were $61,282, $33,208 and $4,131 as of December 31, 1997, 1996 and 1995, respectively. Net operating revenue for the nine months ended September 30, 1998 was $151,508. Net operating revenue was $103,159, $19,883 and $2,336 for the years ended December 31, 1997, 1996 and 1995, respectively. Managing these dramatic changes in the scope of the business of the Company will present ongoing challenges to management, and there can be no assurance that the Company's operations as currently structured, or as affected by future acquisitions, will be successful. The businesses acquired by the Company may require substantial additional capital, and there can be no assurance as to the availability of such capital when needed, nor as to the terms on which such capital might be made available to the Company. It is the Company's policy to retain existing management of acquired companies and to allow the new subsidiary to continue to operate in the manner which has resulted in its success in the past, under the overall supervision of senior management of the Company. Accordingly, the success of the operations of these subsidiaries will depend, to a great extent, on the continued efforts of the management of the acquired companies.

     The Company is constantly looking for ways to maximize stockholder value. As such, it is continually seeking operational efficiencies and synergies within existing business segments as well as evaluating acquisitions of businesses and customer bases which complement the operations of the Company. The Company has retained the services of an investment banking firm to help evaluate strategic initiatives and maximize stockholder value. These strategic initiatives may include acquisitions, raising additional funds through debt or equity offerings, or the divestiture of non-core business units that are not critical to the Company's long term strategy. The Company will review all alternatives to ensure maximum appreciation of its shareholders' investments. There can be no assurance however, that any initiatives will be found, or if found, on terms favorable to the Company.

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

Year 2000 Compliance

Background. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Millenium Bug" or "Year 2000 Problem".

     Assessment. The Year 2000 Problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems will be Year 2000 compliant in a timely manner. However, while the estimated cost of these efforts are not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect.

     Software Sold to Consumers. The Company is in the process of identifying and resolving all potential Year 2000 Problems with any of the software products which it develops and markets. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company's software products will be identified or corrected due to the complexity of these products and the fact that these products interact with other third party vendor products and operate on computer systems which are not under the Company's control.

     Internal Infrastructure. The Company believes that its major computers, software applications, and related equipment used in connection with its internal operations are not subject to significant Year 2000 problems, because the computer programs used by the Company are primarily off-the-shelf, recently developed programs from third-party vendors. The Company is in the process of obtaining assurances from such vendors as to the Year 2000 compliance of their products. Although some vendors make verbal assurances of Year 2000 compliance, there can be no certainty that the systems utilized by the Company will not be affected. The Company intends to continue confirming with vendors, testing, replacing or enhancing its internal applications to ensure that risks related to such software are minimized. This process is expected to be completed in early 1999.

     Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment.

     The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

     Suppliers. The Company has initiated communications with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

     Most Likely Consequences of Year 2000 Problems. The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company could likely suffer the following consequences:

     1. a significant number of operational inconveniences and inefficiencies for the Company and its clients that may divert management's time and attention and financial and human resources from its ordinary business activities; and

     2. a lesser number of serious system failures that may require significant efforts by the Company or its customers to prevent or alleviate material business disruptions.

     Contingency Plans. The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company expects to complete its contingency plans by the end of the first quarter of 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

     Based on the activities described above, the Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business or results of operations.

     Disclaimer. The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     With its Canadian and UK subsidiaries, the Company has operations and sales in various regions of the world. Additionally, the Company may export and import to and from other countries. The Company's operations may therefore be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses may be denominated in local currencies and may be affected as currency fluctuations affect the Company's product prices and operating costs or those of its competitors. The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency, although United States dollars would be used if any of these countries were deemed hyperinflationary.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None pursuant to Item 103 of regulation S-K.

Item 2. Changes in Securitie and Use of Proceeds

     On September 29, 1998, the Company filed a Registration Statement on Form S-3 under the Securities Act of 1933, (Registration No. 333-64605), to register 1,105,708 Common Shares to be issued from time to time upon exchange or redemption of Class A exchangeable shares and Class B exchangeable shares (together, the "Exchangeable Shares") of ACT-GFX Canada, Inc., an Ontario corporation ("ACT-GFX"), a wholly owned subsidiary of the Company. The Exchangeable Shares have been issued by ACT-GFX in exchange for eighty percent of the issued and outstanding shares in the capital of Ground Effects Ltd. The Company has issued a single share of Special Voting Preferred Stock (the "Special Preferred Share") to the Montreal Trust Company of Canada, (the "Voting Trustee"). Except as otherwise required by law or the Company's Articles of Incorporation, the Special Preferred Share will be entitled to a number of votes equal to the number of outstanding Exchangeable Shares not owned by the Company, and may be voted in the election of directors and on all other matters submitted to a vote of the Company's stockholders. When all Exchangeable Shares have been exchanged or redeemed for shares of the Company's Common Stock, the Special Preferred Share will be cancelled. This registration statement is subject to completion and is not yet effective.

     On September 30, 1998, the Company filed a Registration Statement on Form S-3 under the Securities Act of 1933, (Registration No. 333-64755), to register 7,796,119 outstanding Common Shares on behalf of selling shareholders. This registration statement is subject to completion and is not yet effective.

Recent Sales of Unregistered Securities

     The following table lists all unregistered securities sold by the Company from January 1, 1998 through September 30, 1998. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

                                                                       Number of
                                                      Issued             Common
Name/Entity/Nature                        Note          For              Shares

Alacrity Systems, Inc.                      1       Acquisition          321,768
The Americom Group, Inc.                    2       Acquisition          169,167
Amherst Systems                             3          Assets             66,667
Advanced Telecommunications, Inc.           4       Acquisition          775,822
ATI Communications, Inc.                    5       Acquisition          200,000
Aurora Electric, Inc.                       6       Acquisition        1,116,923
Blue Star Electronics, Inc.                 7       Acquisition          222,643
Canadian Network Services, Inc.             8       Acquisition          322,512
Commstar Limited                            9       Acquisition        3,849,590
Consolidated Micro Components, Inc.        10       Acquisition          429,805

CT Specialists, Inc.                       11       Acquisition            7,328
Cybertech Station, Inc.                    12       Acquisition           49,847
Data Path Technologies, Inc.               13       Acquisition          403,077
The Fromehill Company                      14       Acquisition        1,816,400
GDB Software Services, Inc.                15       Acquisition          412,308
Ground Effects Limited                     16       Acquisition        1,105,708
Innovative Vacuum Solutions, Inc.          17       Acquisition          270,769
Information Products Center, Inc.          18       Acquisition          576,410
Norcom Resources, Inc.                     19       Acquisition           74,667
Pizarro Re-Marketing, Inc.                 20       Acquisition           42,723
Service Transportation Company             20       Acquisition           37,181
Signature Industries Limited               21       Acquisition        2,362,785
Signal Processors Limited                  22       Acquisition          928,293
Teledata Concepts, Inc.                    23       Acquisition          144,828
The Bay Group                              24   Acquisition Services     218,682
Warrants Exercised                         25    Warrants Exercised      850,000
Services                                   26        Services            256,115
Employee Stock Sale                        27     Stock Purchase         100,000
                                                                     ===========
     Total                                                            17,132,018
                                                                     ===========

--------------------------

1. Includes (a) 312,630 additional shares issued to the selling shareholders and (b) 9,138 additional shares issued as finder's fees in connection with the "price protection" provision of the Agreement of Sale.
2. Represents shares issued to the selling shareholder to acquire such shareholder's 80 percent interest in the company.
3. Represents shares issued to Amherst Systems to acquire customer lists for the Company's subsidiary, Atlantic Systems, Inc.
4. Represents shares issued in connection with the "price protection" provision of the Agreement of Sale.
5. Represents the first and second installments of shares issued to a selling shareholder in connection with the earnout provision under the Agreement and Plan of Merger.
6. Includes (a) 1,076,923 shares issued to selling shareholders to acquire such shareholders' 100 percent interest in the company, and (b) 40,000 shares issued as a finder's fee.
7. Includes (a) 202,667 shares issued to the selling shareholder to acquire such shareholder's 80 percent interest in the company, (b) 19,394 shares issued as a finder's fee, and (c) 582 shares issued for services in connection with the acquisition.
8. Includes (a) 7,530 shares issued to the Stage I selling shareholders to correct the initial issuance of shares, (b) 170,683 shares issued to the Stage II selling shareholders upon acquisition of their minority interest in 1998, (c) 109,774 shares issued to the Stage I and Stage II selling shareholders in connection with the "price protection" provision of the Agreement of Sale, and (d) 34,525 shares issued as a finder's fee.
9. Represents shares of stock reserved for issuance in exchange for Exchangeable Shares of Commstar Limited, in connection with the Company's acquisition of 100 percent of Commstar Limited, and Commstar's acquisition of certain assets from Western Inbound Network, Inc. As of September 30, 1998, 1,201,826 shares had been Exchangeable Shares had been converted into shares of the Company's common stock.
10. Includes (a) 392,157 shares issued to the selling shareholder to acquire such shareholder's 80 percent interest in the company, and (b) 37,648 shares issued as a finder's fee.
11. Represents additional shares issued as finder's fees in connection with the "price protection" provision of the Agreement of Sale.
12. Includes (a) 26,444 additional shares issued to the selling shareholder and 805 additional shares issued as finder's fees in connection with the "price protection" provision of the Agreement of Sale, and (b) 22,598 shares issued to the selling shareholder as part of the earnout provision in the Agreement of Sale.
13. Represents (a) 384,616 shares issued to selling shareholders to acquire such shareholders' 100 percent interest in the company, and (b) 18,461 shares issued as a finder's fee.
14. Includes (a) 1,778,543 shares issued to the selling shareholder to acquire such shareholder's 100 percent interest in the company, and (b) 37,857 shares issued as a finder's fee.

15. Includes (a) 384,616 shares issued to the selling shareholder to acquire such shareholder's 80 percent interest in the company, and (b) 27,692 shares issued as a finder's fee.
16. Represents shares of stock reserved for issuance in exchange for Exchangeable Shares of ACT-GFX Canada, Inc., in connection with the Company's acquisition of 80 percent of Ground Effects Limited. As of September 30, 1998, no shares had been exchanged into shares of the Company's common stock.
17. Represents shares issued to selling shareholders to acquire such shareholders' 80 percent interest in the company.
18. Represents shares issued to the selling shareholder to acquire such shareholder's 100 percent interest in the company.
19.  Represents   earnout  payments  under  the  Agreements  of  Sale  of  these companies.
20. Includes (a) 35,000 shares issued to the selling shareholder to acquire such shareholder's 80 percent interest in the company, (b) 2,181 shares issued for acquisition services.
21. Includes (a) 2,339,703 shares issued to selling shareholders to acquire such shareholders' 85 percent interest in the company, and (b) 23,082 shares issued as a finder's fee.
22. Includes (a) 915,167 shares issued to the selling, and (b) 13,126 shares issued as finder's fees in connection with the "price protection" provision of the Agreement of Sale.
23. Includes (a) 140,138 shares issued to the selling shareholder to acquire such shareholder's 100 percent interest in the company, and (b) 4,690 shares issued as a finder's fee.
24. Represents shares issued for investment banking services in connection with acquisitions made by the Company in 1998.
25. Represents shares issued upon the exercise of Warrants by the warrant holders.
26. Represents shares issued for professional services or under employment or other such agreements.
27.  Represents shares sold to an officer of the Company.

Item 3. Defaults Upon Senior Securities

     Not  Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not  Applicable

Item 5. Other Information

     Effective as of August 25, 1998, the Company entered into a Credit Agreement with State Street Bank and Trust Company (the "Bank"). The Credit Agreement provides that the Company may borrow from the Bank from time to time up to twenty million dollars at either the Bank's then prime lending rate or at a rate calculated on the basis of the London Interbank Offered Rate, as elected by the Company. All unpaid principal and accrued interest is due and payable on July 31, 1999.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

     4.1 Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-37713) filed with the Commission on November 19, 1997)

     4.2 Amendment of Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 333-59523) filed with the Commission on July 21, 1998)

     4.3 Amended and Restated Bylaws of the Company dated March 31, 1998 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-51067) filed with the Commission on April 27, 1998)

     10.1 Credit Agreement between Applied Cellular Technology, Inc. and State Street Bank and Trust Company dated as of August 25, 1998*

     27.1 Financial Data Schedule

     99.1 Cautionary  Statements
  -----------
     * The registrant agrees to provide the exhibits and schedules to this Agreement on request of the Staff

(b)      Reports on Form 8-K

     1. The Company's Current Report on Form 8-K/A filed with the Commission on September 23, 1998 reporting the Company's acquisition of Signature Industries Limited.

     2. The Company's Current Report on Form 8-K/A filed with the Commission on September 23, 1998 reporting the Company's acquisition of Commstar Limited.

     3. The Company's Current Report on Form 8-K filed with the Commission on November 4, 1998 reporting the engagement of PricewaterhouseCoopers LLP as the company's independent accountants.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     APPLIED CELLULAR TECHNOLOGY, INC.
                                     (Registrant)

Date:  November 13, 1998             By:  /s/ David A. Loppert
                                          -------------------------------------
                                          David A. Loppert, Vice President,
                                          Treasurer and Chief Financial Officer

                                  Exhibit Index

Number                 Description of Exhibits

     4.1 Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-37713) filed with the Commission on November 19, 1997)

     4.2 Amendment of Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 333-59523) filed with the Commission on July 21, 1998)

     4.3 Amended and Restated Bylaws of the Company dated March 31, 1998 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-51067) filed with the Commission on April 27, 1998)

     10.1 Credit Agreement between Applied Cellular Technology, Inc. and State Street Bank and Trust Company dated as of August 25, 1998*

     27.1 Financial Data Schedule

     99.1 Cautionary  Statements

  -----------

     * The registrant agrees to provide the exhibits and schedules to this Agreement on request of the Staff