Form 10-K
period 1998-12-31
APPLIED CELLULAR TECHNOLOGY INC
filed 1999-03-31
CIK 924642

As Filed with the Securities and Exchange Commission on March 31, 1999
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       or
           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

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

                               400 Royal Palm Way
                                    Suite 410
                            Palm Beach, Florida 33480
                                 (561) 366-4800
                   (Address, including zip code, and telephone
             number, including area code, of registrant's principal
                               executive offices)

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              $.001 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No. [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At March 22, 1999, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $87,661,000.

         At March 22, 1999, 37,716,439 shares of Common Stock were outstanding.

                       Documents Incorporated By Reference
(1) Portions of the registrant's definitive proxy statement to be filed within 120 days of the registrant's year-end, issued in connection with the registrant's 1999 annual meeting of shareholders (Part III).

                                TABLE OF CONTENTS

  Item             Description                                              Page

                                     PART I

   1.     Business                                                             3
   2.     Properties                                                          10
   3.     Legal Proceedings                                                   11
   4.     Submission of Matters to a Vote of Security Holders                 11

                                     PART II

   5.     Market for Registrant's Common Equity and Related
          Stockholder Matters                                                 12
   6.     Selected Financial Data                                             15
   7.     Management's Discussion and Analysis of Financial Condition         16
               and Results of Operations
  7A.     Quantitative and Qualitative Disclosures About Market Risk          28
   8.     Financial Statements and Supplementary Data                         29
   9.     Changes in and Disagreements With Accountants on                    29
               Accounting and Financial Disclosures

                                    PART III

  10.     Directors and Executive Officers of the Registrant                  30
  11.     Executive Compensation                                              33
  12.     Security Ownership of Certain Beneficial Owners and Management      34
  13.     Certain Relationships and Related Transactions                      34

                                     PART IV

  14.     Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                            35

PART I

ITEM 1   BUSINESS

GENERAL


Applied Cellular Technology, Inc. (with it subsidiaries, the "Company", "ACT" or the "Registrant") is a full service communications company that provides a wide range of products and services to the wireless, telecommunications and digital data industry. The Company's goal is to be a single source communications provider that businesses can turn to for integrated communications systems. To achieve this goal, it intends to take advantage of the communication industry's move from analog to digital and from wireline to wireless systems. ACT's services include the construction and installation of communications infrastructure, the installation of local and wide area networks and the development of specialized software for business applications. ACT also provides traditional telecommunications services such as long distance toll service, one-number dialing and call centers. The Company currently operates in the United States, Canada and the United Kingdom. The Company is a Missouri corporation and was incorporated on May 11, 1993. The principal office of the Company is located at 400 Royal Palm Way, Suite 410, Palm Beach, Florida 33480, phone 561-366-4800.

The majority of the Company's current operations are the result of acquisitions completed during the last three years. The Company's net operating revenues were $207.1 million, $103.2 million and $19.9 million, respectively, in 1998, 1997 and 1996. Since January 1, 1998, the Company has completed fourteen acquisitions of companies whose aggregate net revenues for the year ended December 31, 1998 were approximately $94.8 million, or 45.8% of the Company's total revenues for 1998. Until 1999, each of these acquisitions was managed independently and was directed by its own management team, and had its own marketing and operations support personnel.

The Company announced a corporate reorganization in March 1999 at which time it named five new divisions as outlined below. Each division is managed by a division president who reports to the Senior Vice President who in turn reports to the President. Each division is in the process of hiring a vice president of marketing and a financial controller. The Company believes it will attain increased operating efficiencies through this reorganization and believes this structure will facilitate the cross marketing of its products and services. Refer to Note 20 to the Company's consolidated financial statements for a description of the segments of business in which the Company operates.

Business Divisions

The Company's primary businesses, other than Inteletek and the Non-Core Business Group, are now organized into five business divisions:



- Telecommunications -- offers a wide range of communications services including interconnect and computer telephony integration, flat rate extended calling area service for commercial and residential accounts, commercial long distance toll service, toll free service, call centers, one number dialing, voice messaging and commercial long distance calling cards.

- Network Infrastructure -- provides personal computer network infrastructure for the development of local and wide area networks as well as site analysis, configuration proposals, training and customer support services.

-    Internet  -- is  focused   on  developing  electronic  commerce  sites  for
     businesses and providing internet access services to customers of the Company's other divisions.

- Communications Infrastructure -- provides specialty communications contracting services. It is involved in the fabrication, installation, and maintenance of microwave, cellular and digital personal communication services (PCS) towers and the construction and installation of fiber optic, voice/data communications and switchgear systems. The division also provides complete installation, service and maintenance of power distribution systems such as lighting, standby power, alarms, security, video systems, voice/data, network infrastructure and the installation of fiber optics within customer premises. The Communications Infrastructure division has secured contracts and provided services for national accounts such as Sprint, AT&T Wireless, GTE, MCI Worldcom, Wiltel and Pacific Bell.

- Application Technology -- provides software applications for data acquisition, asset management and decision support systems and develops programs for portable data collection equipment, including wireless hand-held devices. Its Flex Connect System links corporate systems to laptops, PDA's, handheld terminals and other mobile devices via wireless or wireline connections. It is also involved in the design, manufacture and support of satellite communication technology including satellite modems, data broadcast receivers and wireless global positioning systems for commercial and military applications. In addition, the division develops and markets peripheral enhancement software that creates a user-friendly environment for sending faxes, email and scanning, copying and managing documents on a desktop computer with a multi-function peripheral device. Integration of these capabilities into a single multifunction program is particularly advantageous to users in small offices, home offices and small workgroup environments.

As of December 31, 1998, 1997 and 1996, revenues from these divisions together accounted for 57.0%, 48.8% and 70.1%, respectively, of the Company's total revenues.

Inteletek

Inteletek, Inc. provides leasing, re-marketing, parts-on-demand and consulting services for mainframe, midrange and PC systems to industrial, commercial and retail organizations. It utilizes e-commerce and traditional distribution channels to market its products. Inteletek is also a parts supplier and purchases electronic components and other scrap for de-manufacturing and reclamation of precious materials, steel, aluminum and copper.

As of December 31, 1998, 1997 and 1996, revenues from Inteletek accounted for 29.4%, 38.2% and 10.0%, respectively, of the Company's total revenues.

The Company has announced its intention to seek a separate public listing of Inteletek's shares but will continue to hold a significant majority interest in Inteletek for the foreseeable future. With its recently announced reorganization, the Company believes that Inteletek should conduct business as a separate publicly traded entity which can yield, over time, far greater returns to its shareholders than under the current business structure. The Company anticipates that it will file a registration statement for the initial public offering of Inteletek by the end of June 1999, although no assurances can be given that such offering will in fact be completed.

The Non-Core Business Group

This group is comprised of six individually managed companies whose businesses are as follows:

- CRA-TEK Company is a specialized manufacturer of custom digital and analog industrial electric controls and components.

- C.T. Specialists, Inc. is a distributor and manufacturers representative company, specializing in the application and sales of controls for factory automation, combustion and commercial heating and air conditioning (HVAC).

- Gavin-Graham Electrical Products is a custom manufacturer of electrical products, specializing in digital and analog panelboards, switchboards, motor controls and general control panels. The company also provides custom manufacturing processes such as shearing, punching, forming, welding, grinding, painting and assembly of various component structures.

- Ground Effects, Ltd., based in Windsor, Canada, is a certified manufacturer and tier one supplier of standard and specialized vehicle accessory products to the automotive industry. The company exports over 80% of the products it produces to the United States, Mexico, South America, the Far East and the Middle East.

-    Hopper  Manufacturing  Co., Inc.  remanufactures and distributes automotive
     parts.  This  primarily   includes  alternators,   starters,   water pumps,
     distributors and smog pumps.

-    Innovative   Vacuum   Solutions, Inc. designs, installs and re-manufactures
     vacuum systems used in industry.

As of December 31, 1998, 1997 and 1996, revenues from this business group accounted for 13.6%, 13.0% and 19.3%, respectively, of the Company's total revenues.

The Company has announced its intention to divest, in the ordinary course of business, these non-core businesses at such time and on such terms as the board of directors determines advisable. There can be no assurance that the Company will divest of any or all of these businesses or as to the terms of any divestiture transaction.

Growth Strategy

ACT's growth strategy is focused on internal expansion and growth through acquisitions. The following are key elements of the Company's strategy:

- Become a Single Source Communications Provider. The Company believes that its expertise in all five areas of the communications path will enable it to capitalize on the interest of businesses in fulfilling their communications services needs through one supplier.

- Leverage of Existing Customer Relationships. The Company believes there are significant opportunities within and between each division to cross market its services to its existing client base. The Company is in the process of hiring a vice president of marketing for each division who will be responsible for identifying these opportunities.

- Profit Center Management. While ACT's corporate management team provides overall guidance, strategic direction and administrative support, its division presidents have responsibility for the day-to-day operations of their respective groups. The Company operates each business division as a largely autonomous profit center, which is held accountable for achieving its financial goals. ACT believes this approach to management increases its responsiveness to changes in the marketplace and its customers' requirements and contributes to the Company's ability to grow profitably.

- Acquisitions. Since 1995 ACT has completed 35 acquisitions. Management analyzes each acquisition opportunity using criteria including profitability over a two to three year period, the strength of its balance sheet, the strength of its customer base and the experience of its management team. Going forward, the Company intends to make acquisitions that fit within one of its five primary operating divisions.

Competition

Each segment of the Company's business is highly competitive, and it is expected that competitive pressures will continue. Many of the Company's competitors have far greater financial, technological, marketing, personnel and other resources than the Company. The areas which the Company has identified for continued growth and expansion are also target market segments for some of the largest and most strongly capitalized companies in the United States, Canada and Europe. There can be no assurance that the Company will have the financial, technical, marketing and other resources required to compete successfully in this environment in the future.


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

Certain statements in this annual report, and the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the continued ability of the Company to sustain its growth through product development and business acquisitions; the successful completion and integration of future acquisitions; the ability to hire and retain key personnel; the continued development of the Company's technical, manufacturing, sales, marketing and management capabilities; relationships with and dependence on third-party suppliers; anticipated competition; uncertainties relating to economic conditions where the Company operates; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; rapid technological developments and obsolescence in the industries in which the Company operates and competes; potential performance issues with suppliers and customers; governmental export and import policies; global trade policies; worldwide political stability and economic growth; the highly competitive environment in which the Company operates; potential entry of new, well-capitalized competitors into the Company's markets; changes in the Company's capital structure and cost of capital; and uncertainties inherent in international operations and foreign currency fluctuations. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

RISK FACTORS

In addition to the other information contained herein, the following factors should be considered carefully in evaluating the Company and its business.

Uncertainty of Future Financial Results

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

Future Sales of and Market for the Shares

As of December 31, 1998, there were 35,577,308 shares of Common Stock outstanding. In addition, 3,345,140 shares of Common Stock are reserved for issuance in exchange for the exchangeable shares of ACT-GFX Canada, Inc. and the exchangeable shares of TigerTel Services Limited (formerly Commstar, Ltd.), both wholly owned subsidiaries of ACT. Since January 1, 1998, the Company has issued or reserved an aggregate of 18,634,675 shares of Common Stock, of which 14,073,937 shares of Common Stock were issued in acquisitions, 3,345,140 are reserved for issuance of exchangeable shares, 850,000 shares of Common Stock were issued upon the exercise of warrants, 100,000 shares of Common Stock were sold to an officer of the Company, and 265,598 shares of Common Stock were issued for services rendered, including services under employment agreements and employee bonuses.

Although the Company has recently announced that it intends to limit the use of stock in future acquisitions, and to focus on cash transactions, the Company may effect acquisitions or contract for certain services through the issuance of Common Stock or other equity securities of the Company, as it has typically done in the past. In addition, the Company has agreed to certain "price protection" provisions in acquisition agreements which may result in additional shares of common stock being issued to selling shareholders as of the effective date of the registration of the shares such selling shareholder previously received as consideration from the Company. Such issuances of additional securities may be viewed as being dilutive of the value of the Common Stock in certain circumstances and may have an adverse impact on the market price of the Common Stock.

Risks Associated with Acquisitions and Expansion

The Company has engaged in a continuing program of acquisitions of other businesses which are considered to be complementary to the lines of business carried on by the Company, and it is anticipated that such acquisitions will continue to occur. Total assets of the Company were approximately $124 million, $61 million, $33 million and $4 million as of December 31, 1998, 1997, 1996 and 1995, respectively. Net operating revenue was approximately $207 million, $103 million, $20 million and $2 million for the years ended December 31, 1998, 1997, 1996 and 1995, respectively. Managing these dramatic changes in the scope of the business of the Company will present ongoing challenges to management, and there can be no assurance that the Company's operations as currently structured, or as affected by future acquisitions, will be successful.

The Company and the businesses acquired by the Company may require substantial additional capital, and there can be no assurance as to the availability of such capital when needed, nor as to the terms on which such capital might be made available to the Company. The Company's Credit Agreement, as hereinafter defined, expires on July 31, 1999 and there is no assurance that the Company will be able to extend or refinance the Credit Agreement or obtain terms similar to those now in place.

It is the Company's policy to retain existing management of acquired companies, under the overall supervision of senior management of the Company. The success of the operations of these subsidiaries will depend, to a great extent, on the continued efforts of the management of the acquired companies.

The Company has entered into earnout arrangements with selling shareholders under which they are entitled to additional consideration for their interests in the companies they sold to ACT. Under these agreements, assuming that all earnouts are achieved, and assuming certain levels of profitability in the future, the Company is contingently liable for additional consideration amounting to approximately $11 million based on achieved 1999 results, approximately $2 million based on achieved 2000 results, and approximately $4 million based on achieved 2001 results.

The Company has entered into put options with the selling shareholders of those companies in which the Company acquired less than a 100% interest. These options provide for the Company to acquire the remaining portion it does not own after periods ranging from 4 to 5 years from the dates of acquisition at amounts per share generally equal to 10% - 20% of the average annual earnings per share of the company before income taxes for, generally, a two-year period ending on the effective date of the put multiplied by a multiple ranging from 4 to 5.

Dependence on Key Individuals

The future success of the Company is highly dependent upon the Company's ability to attract and retain qualified key employees. The Company is organized with a small senior management team, with each of its separate operations under the day-to-day control of local managers. If the Company were to lose the services of any members of its central management team, the overall operations of the Company could be adversely affected, and the operations of any of the individual facilities of the Company could be adversely affected if the services of the local managers should be unavailable. The Company has entered into employment contracts with key officers and employees of the Company and certain subsidiaries. The agreements are for periods of one to ten years through June 2009. Some of the employment contracts also call for bonus arrangements based on earnings.

In July of 1998, the Company announced that it had formed an executive search committee to locate and interview candidates for the position of President and Chief Operating Officer. The Company expects to fill this new position by the end of the second quarter of 1999.

Lack of Dividends on Common Stock; Issuance of Preferred Stock

The Company does not have a history of paying dividends on its Common Stock, and there can be no assurance that such dividends will be paid in the foreseeable future. Under the terms of a credit agreement with a bank, the Company may declare and pay cash dividends to its stockholders in the aggregate amount of up to $150,000 in any calendar year. The Company intends to use any earnings which may be generated to finance the growth of its businesses. The Board of Directors has the right to authorize the issuance of preferred stock, without further stockholder approval, the holders of which may have preferences as to payment of dividends.

Possible Volatility of Stock Price

The Company's Common Stock is quoted on the Nasdaq Stock Market(R), which stock market has experienced and is likely to experience in the future significant price and volume fluctuations which could adversely affect the market price of its Common Stock without regard to the operating performance of the Company. In addition, the Company believes that factors such as the significant changes to the business of the Company resulting from continued acquisitions and expansions, quarterly fluctuations in the financial results or cash flows of the Company, shortfalls in earnings or sales below analyst expectations, changes in the performance of other companies in the same market sectors as the Company and the performance of the overall economy and the financial markets could cause the price of its Common Stock to fluctuate substantially. During the 12 months preceding the date of this Annual Report, the price per share of its Common Stock has ranged from a high of $5 1/2 to a low of $1 9/16.

EMPLOYEES

At December 31, 1998, the Company and its subsidiaries employed approximately 1,650 employees.

BACKLOG

At December 31, 1998, the Company had a backlog of approximately $16 million, all of which is expected to be filled in 1999.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

Federal, state, and local laws or regulations which have been enacted or adopted regulating the discharge of materials into the environment have not had, and under present conditions the Company does not foresee that they will have, a material adverse effect on the capital expenditures, earnings, cash flows or the competitive position of the Company. The Company will continue to monitor its operations with respect to potential environmental issues, including changes in legally mandated standards.

ITEM 2.       PROPERTIES

At December 31, 1998, the Company leased 819,019 square feet of its operating facilities, of which 231,501 square feet is for office facilities, 257,518 square feet is for factory/warehouse use and 330,000 square feet is for exhibition space. These leases expire at various dates through 2009. In addition, the Company owns office and manufacturing facilities, comprising 41,000 square feet, of which 34,500 square feet is for manufacturing and 6,500 square feet is for office space.

The following table sets forth the principal locations of the Company's properties:

                                          Square Feet

                                       Factory/     Exhibit/
                         Office        Warehouse    Other         Total
                         ---------     ---------    --------    ----------



Alaska                       6,000       23,532            -       29,532
California                   5,574       31,000            -       36,574
Canada                      79,041       73,600            -      152,641
Florida                      9,848            -            -        9,848
Illionois                   19,486        5,400            -       24,886
Louisiana                      500            -            -          500
Massachusets                 3,781       10,791            -       14,572
Minnesota                    2,000        9,900            -       11,900
Missouri                     5,000            -            -        5,000
New Hampshire                2,688            -            -        2,688
New Jersey                  43,247       59,370            -      102,617
New York                     3,240       21,000      330,000      354,240
Pennsylavnia                18,196        4,925            -       23,121
Texas                        2,750        2,500            -        5,250
United Kingdom              32,150       40,000            -       72,150
Utah                         4,500       10,000            -       14,500
                         ---------     --------     --------    ---------
                           238,001      292,018      330,000      860,019
                         =========     ========     ========    =========

The following table sets forth the Company's properties by business divisions:



                                                   Square Feet

                                             Factory/     Exhibit/
                                  Office     Warehouse    Other       Total
                                  -------    ---------    --------    --------

Telecommunications                106,723      10,325            -     117,048
Network Infrastructure              5,000       1,720            -       6,720
Internet                            5,500           -            -       5,500
Communications Infrastructure      13,974      33,532            -      47,506
Application Technology             53,947      40,000            -      93,947
Inteletek                          15,390      62,200      330,000     407,590
Non-Core                           30,431     144,241            -     174,672
Corporate                           7,036           -            -       7,036
                                  -------     -------      -------     -------
                                  238,001     292,018      330,000     860,019
                                  =======     =======      =======     =======


ITEM 3.  LEGAL PROCEEDINGS

The Company and certain subsidiaries are parties to various legal actions as either plaintiff or defendant. In the opinion of management, these proceedings will not have a material adverse affect on the financial position, cash flows or overall trends in results of the Company. The estimate of the potential impact on the Company's financial position, overall results of operations or cash flows for these proceedings could change in the future. The Company is not subject to any environmental or governmental proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

PART II

ITEM 5.   MARKET   FOR   THE  REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

The Company's Common Stock trades on the Nasdaq Stock Market(R) under the symbol "ACTC." The following table sets forth the high and low sale prices of the Common Stock as reported by the Nasdaq for each of the quarters during the Company's last two fiscal years.

                                                          High            Low
         1997
          First Quarter........................          5 7/8           4
          Second Quarter.......................          4 3/8           2 5/8
          Third Quarter .......................          8 3/4           2 13/16
          Fourth Quarter ......................          9 3/4           3 25/32

         1998
          First Quarter........................          5 1/2           4 1/32
          Second Quarter.......................          4 7/8           3 1/8
          Third Quarter .......................          3 1/2           1 9/16
          Fourth Quarter ......................          5 1/2           1 17/32

Holders

As of March 22, 1999, there were 1,227 holders of record of the Company's Common Stock.

Dividends

Holder's of the Company's Common Stock are entitled to receive such dividends as may be declared by its Board of Directors. Other than the distribution of warrants pursuant to the Joint Actions by Unanimous Consent of the Board of Directors and Shareholders dated March 25, 1994, since the Company's inception, no dividends on the Company's Common Stock have ever been paid, and the Company does not anticipate that dividends will be paid on the Company's Common Stock in the foreseeable future. Pursuant to certain restrictions under a Credit Agreement dated as of August 25, 1998 with a bank, the Company may declare and pay cash dividends to its stockholders in the aggregate amount of up to $150,000 in any calendar year. In addition, the Company may only declare or pay dividends on the Company's Common Stock if the Company's subsidiaries, TigerTel Services Limited (formerly Commstar Ltd.) and ACT-GFX Canada, Inc. are able to, and simultaneously do, declare or pay an equivalent dividend on each of their exchangeable shares. The Board of Directors has the right to authorize the issuance of preferred stock, without further stockholder approval, the holders of which may have preferences as to payment of dividends.

Recent Sales of Unregistered Securities

The following table lists all unregistered securities sold by the Company in 1998. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

                                                                                                            Number of
                                                                  Issued                Date                  Common
Name/Entity/Nature                                 Note            For                 Issued                 Shares

Alacrity Systems, Inc.                               1         Acquisition              January 1998          321,768
The Americom Group, Inc.                             2         Acquisition                 June 1998          235,507
Amherst Systems                                      3            Assets                 August 1998           66,667
Advanced Telecommunications, Inc.                    4         Acquisition            September 1998          775,822
ATI Communications, Inc.                             5         Acquisition                March 1998          200,000
Aurora Electric, Inc.                                6         Acquisition                 July 1998        1,138,039
Blue Star Electronics, Inc.                          7         Acquisition               August 1998          222,643
Canadian Network Services, Inc.                      8         Acquisition              January 1998          322,512
Commstar Limited                                     9         Acquisition                 June 1998        3,849,590
Consolidated Micro Components, Inc.                 10         Acquisition                 July 1998          429,805
CT Specialists, Inc.                                11         Acquisition               August 1998            7,328
Cybertech Station, Inc.                             12         Acquisition                March 1998           49,847
Data Path Technologies, Inc.                        13         Acquisition                 July 1998          403,077
The Fromehill Company dba Winward Electric,         14         Acquisition                March 1998        1,816,400
     Inc.
GDB Software Services, Inc.                         15         Acquisition                 July 1998          412,308
Ground Effects Limited                              16         Acquisition                 June 1998        1,105,708
Innovative Vacuum Solutions, Inc.                   17         Acquisition                 July 1998          298,301
Information Products Center, Inc.                   18         Acquisition                March 1998          711,433
Norcom Resources, Inc.                              19         Acquisition                March 1998           74,667
Pizarro Re-Marketing, Inc.                          19         Acquisition                March 1998           42,723
Service Transportation Company                      20         Acquisition                April 1998           37,181
Signature Industries Limited                        21         Acquisition                 June 1998        3,605,948
Signal Processors Limited                           22         Acquisition             February 1998          928,293
Teledata Concepts, Inc.                             23         Acquisition                 June 1998          144,828
The Bay Group                                       24         Acquisition                  May 1998          218,682
                                                                 Services
Warrants Exercised                                  25      Warrants Exercised            April 1998          850,000
Services                                            26           Services         January - December          265,598
                                                                                                1998
Employee Stock Sale                                 27        Stock Purchase                May 1998          100,000
                                                                                                           ==========
     Total                                                                                                 18,634,675
                                                                                                           ==========


--------------------------
1. Includes (a) 312,630 additional shares issued to the selling shareholders and (b) 9,138 additional shares issued as finder's fees in connection with the "price protection" provision of the Agreement of Sale.
2. Represents shares issued to the selling shareholder to acquire such shareholder's 80 percent interest in the company.
3. Represents shares issued to Amherst Systems to acquire customer lists for the Company's subsidiary, Atlantic Systems, Inc.
4. Represents shares issued in connection with the "price protection" provision of the Agreement of Sale.
5. Represents the first and second installments of shares issued to a selling shareholder in connection with the earnout provision under the Agreement and Plan of Merger.
6. Includes (a) 1,098,039 shares issued to selling shareholders to acquire such shareholders' 100 percent interest in the company, and (b) 40,000 shares issued as a finder's fee.
7. Includes (a) 202,667 shares issued to the selling shareholder to acquire such shareholder's 80 percent interest in the company, (b)

         19,394 shares issued as a finder's fee, and (c) 582 shares issued for services in connection with the acquisition.
8. Includes (a) 7,530 shares issued to the Stage I selling shareholders to correct the initial issuance of shares, (b) 170,683 shares issued to the Stage II selling shareholders upon acquisition of their minority interest in 1998, (c) 109,774 shares issued to the Stage I and Stage II selling shareholders in connection with the "price protection" provision of the Agreement of Sale, and (d) 34,525 shares issued as a finder's fee.
9. Represents shares of stock reserved for issuance in exchange for Exchangeable Shares of Commstar Limited, in connection with the Company's acquisition of 100 percent of Commstar Limited, and Commstar's acquisition of certain assets from Western Inbound Network, Inc. As of December 31, 1998, 1,437,074 Exchangeable Shares had been converted into shares of the Company's common stock.
10. Includes (a) 392,157 shares issued to the selling shareholder to acquire such shareholder's 80 percent interest in the company, and (b) 37,648 shares issued as a finder's fee.
11. Represents additional shares issued as finder's fees in connection with the "price protection" provision of the Agreement of Sale.
12. Includes (a) 26,444 additional shares issued to the selling shareholder and 805 additional shares issued as finder's fees in connection with the "price protection" provision of the Agreement of Sale, and (b) 22,598 shares issued to the selling shareholder as part of the earnout provision in the Agreement of Sale.
13. Represents (a) 384,616 shares issued to selling shareholders to acquire such shareholders' 100 percent interest in the company, and (b) 18,461 shares issued as a finder's fee.
14. Includes (a) 1,778,543 shares issued to the selling shareholder to acquire such shareholder's 100 percent interest in the company, and (b) 37,857 shares issued as a finder's fee.
15. Includes (a) 384,616 shares issued to the selling shareholder to acquire such shareholder's 80 percent interest in the company, and (b) 27,692 shares issued as a finder's fee.
16. Represents shares of stock reserved for issuance in exchange for Exchangeable Shares of ACT-GFX Canada, Inc., in connection with the Company's acquisition of 85 percent of Ground Effects Limited. As of December 31, 1998, 173,084 Exchangeable Shares had been converted into shares of the Company's common stock.
17. Represents (a) 276,079 shares issued to selling shareholders to acquire such shareholders' 80 percent interest in the company, and (b) 22,222 shares to acquire certain assets for Innovative Vacuum Solutions.
18. Represents shares issued to the selling shareholder to acquire such shareholder's 100 percent interest in the company.
19.      Represents   earnout  payments   under  the Agreements of Sale of these
         companies.
20. Includes (a) 35,000 shares issued to the selling shareholder to acquire such shareholder's 80 percent interest in the company, and (b) 2,181 shares issued for acquisition services.
21. Includes (a) 3,571,235 shares issued to selling shareholders to acquire such shareholders' 85 percent interest in the company, and (b) 34,713 shares issued as a finder's fee.
22. Includes (a) 915,167 shares issued to the selling shareholders, and (b) 13,126 shares issued as finder's fees in connection with the "price protection" provision of the Agreement of Sale.
23. Includes (a) 140,138 shares issued to the selling shareholder to acquire such shareholder's 100 percent interest in the company, and (b) 4,690 shares issued as a finder's fee.
24. Represents shares issued for investment banking services in connection with acquisitions made by the Company in 1998.
25. Represents shares issued upon the exercise of Warrants by Great Bay Technology, Inc. and Dominick & Dominick, Incorporated.
26. Represents shares issued for professional services or under employment or other such agreements.
27. Represents shares sold to Marc Sherman, an officer of the Company, at the market price on the effective date of the transaction.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share data)                                    Year Ended December 31,
                                                         ------------------------------------------------------------
                                                            1998         1997         1996        1995        1994
                                                         ------------------------------------------------------------
SUMMARY OF OPERATIONS

Net Operating Revenue                                    $ 207,081    $ 103,159     $ 19,883     $ 2,336      $  323
Cost Of Goods Sold                                         142,893       69,408       10,524       1,186         270
                                                         ---------    ---------     --------     -------      ------
Gross Profit                                                64,188       33,751        9,359       1,150          53
Selling, General And Administrative Expenses                55,253       28,159        8,105         981         533
                                                         ---------    ---------     --------     -------      ------
Operating Income                                             8,935        5,592        1,254         169        (480)
Interest Income                                                420          192          126          75           -
Interest Expense                                            (1,653)        (978)        (200)        (15)         (2)
                                                         ---------    ---------     --------     -------      ------
Income From Continuing Operations Before
Provision For Income Taxes and Minority Interest             7,702        4,806        1,180         229        (482)
Provision For Income Taxes                                   2,588        1,769          362           -           -
                                                         ---------    ---------     --------     -------      ------
Income Before Minority Interest                              5,114        3,037          818         229        (482)
Minority Interest                                              424          697          132          49           -
                                                         ---------    ---------     --------     -------      ------
Net Income                                                   4,690        2,340          686         180        (482)
Preferred Stock Dividends                                       44           72           60           -           -
                                                         ---------    ---------     --------     -------      ------
Net Income Available To Common Stockholders              $   4,646    $   2,268        $ 626     $   180      $ (482)
                                                         =========    =========     ========     =======      =======
Average Common Shares Outstanding                           32,318       12,632        3,329       1,792         588
Average Common Shares Outstanding Assuming
Dilution                                                    34,800       15,245        4,641       1,967         588

PER COMMON SHARE DATA

Basic Net Income                                              0.14         0.18         0.19        0.10       (0.82)
Diluted Net Income                                            0.13         0.15         0.15        0.09       (0.82)
Cash Dividends                                                   -            -            -           -           -

BALANCE SHEET DATA

Cash and Cash Equivalents                                $   4,555    $   7,657        $ 810     $   125      $    3
Property and Equipment                                      15,627        5,339        2,915         138          36
Goodwill                                                    33,430       12,787       14,528         907           -
Total Assets                                               124,116       61,282       33,208       4,131       1,360
Long-Term Debt                                               2,838        2,199        1,386          19           9
Total Debt                                                  27,213        7,825        5,799         352         150
Minority Interest                                            2,961        1,785          456          57           -
Redeemable Preferred Stock                                       -          900       10,900           -           -
Stockholders' Equity                                        67,560       36,285        8,252       3,052       1,128



Refer to Note 2 to the Company's consolidated financial statements for a description of the business combinations that took place in 1998 and 1997.

Refer to Note 20 to the Company's consolidated financial statements for a description of the segments of business in which the Company operates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the accompanying consolidated financial statements and related notes included in this report. Certain statements made in this report may contain forward-looking statements.

Beginning in the fourth quarter of 1998 and continuing into 1999, the Company reorganized into seven operating segments to more effectively and efficiently provide integrated communications products and services to a broad base of customers. The five operating segments that represent the Company's core competency are:

     - Telecommunications - The Telecommunications division provides telephone services and systems, computer telephony integration, interactive voice response, call centers and voice messaging.
     - Network Infrastructure - The Network Infrastructure division provides computer systems, local area networks and application servers.
     - Internet - The Internet division provides electronic commerce, intranet and extranet services and wide area networks.
     - Communications Infrastructure - The Communications Infrastructure division provides communications towers, fiber optics, cabling, power distribution and communications equipment.
     - Application Technology - The Application Technology division provides global positioning systems, satellite systems, field automation, asset management, corporate enterprise access, decision support and voice/data technology.

Operating segments outside the Company's core competency are:

     - Inteletek - The Inteletek division purchases and sells new and used computer equipment, and provides peripherals, components, consulting, systems integration and transportation of all types of computer systems.
     - Non-Core - The Non-Core division provides electrical components, control panels, design engineering, manufacturing engineering, automation systems and vacuum pumps.

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percentage of net operating revenue for the last three years:

                                                          Relationship to Net Operating Revenue
                                                        -----------------------------------------
                                                           1998            1997            1996
                                                              %               %               %
                                                        --------         -------         -------

Net operating revenue                                     100.0           100.0           100.0
Cost of goods sold                                         69.0            67.3            52.9
                                                        --------         -------         -------

Gross margin                                               31.0            32.7            47.1
Selling, general and administrative expenses               26.7            27.3            40.8
                                                        --------         -------         -------
Operating income                                            4.3             5.4             6.3
Interest income                                             0.2             0.2             0.6
Interest expense                                          (0.8)            (0.9)           (1.0)
                                                        --------         -------         -------
Income  before  provision  for income taxes and
    minority interest                                       3.7             4.7             5.9
Provision for income taxes                                  1.2             1.7             1.8
                                                        --------         -------         -------
Income before minority interest                             2.5             3.0             4.1
Minority interest                                           0.2             0.7             0.7
                                                        --------         -------         -------
Net income                                                  2.3             2.3             3.4
Preferred stock dividends                                   0.0             0.1             0.3
                                                        --------         -------         -------
Net income available to common stockholders                 2.3             2.2             3.1
                                                        ========         =======         =======

Company Overview

Revenue

Revenue for 1998 was $207.1 million, an increase of $103.9 million, or 100.7%, from $103.2 million in 1997. The 1997 revenue represents an increase of $83.3 million, or 418.8% over the $19.8 million reported in 1996. These significant increases are attributable to the Company's growth of existing businesses and to its growth through acquisition.

In 1997, the Company exited the cellular phone business, a part of its Telecommunications division, due to increased competition from industry leaders and changes in the marketplace. Revenue from this line of business totaled approximately $12.6 million in 1997. After adjusting for the cellular line of business, revenue from internal operations grew 23.9% in 1998 from 1997, compared to 43.4% in 1997 from 1996. Revenue from external customers for each of the operating segments was:

(In thousands)                           1998           1997          1996
                                      ----------    ----------    ----------
Telecommunications                    $  30,369      $  32,208     $  10,537
Network Infrastructure                   21,282             --            --
Internet                                  2,901             --            --
Communications Infrastructure            43,729          8,545            --
Application Technology                   19,859          9,574         3,394
Inteletek                                60,877         39,445         1,993
Non-Communications                       28,064         13,387         3,839
Corporate                                    --             --           120
                                      ----------    ----------     ---------
Consolidated                          $ 207,081      $ 103,159      $ 19,883
                                      ==========    ==========     =========

Gross Margin

The gross margin for 1998 was $64.2 million, an increase of $30.4 million, or 90.2%, from $33.7 million in 1997. The 1997 gross margin represents an increase of $24.4 million, or 260.6%, over the $9.4 million reported in 1996. As a percentage of revenue, the gross margin decreased to 31.0% in 1998 from 32.7% in 1997 and 47.1% in 1996. This decrease is a result of changes within the business mix, increased competition, and to new acquisitions with lower overall gross margin contributions.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $55.3 million in 1998, an increase of $27.1 million, or 96.2%, from $28.2 million in 1997. The 1997 expense represents an increase of $20.1 million or 247.4% over the $8.1 million reported in 1996. As a percentage of revenue, selling, general and administrative expenses have decreased to 26.7% in 1998 from 27.3% in 1997 and 40.8% in 1996. This decrease as a percentage of revenue is due to economies of scale that the Company was able to recognize as it grew larger. Contributing to the dollar increase as a whole is the additional amortization expense associated with goodwill from acquisitions. Total depreciation and amortization expense included in selling general and administrative expense was $4.5 million, $1.9 million and $0.7 million in 1998, 1997 and 1996 respectively. Information on depreciation and amortization expense by operating segment can be found in Note 20 to the Company's consolidated financial statements.

Operating Income

Operating income was $8.9 million in 1998, an increase of $3.4 million, or 59.8%, from $5.6 million in 1997. The 1997 operating income represents an increase of $4.3 million, or 345.9% over the $1.3 million reported in 1996. Operating income for each of the operating segments was:

(In thousands)                                    1998        1997       1996
                                             -----------  ----------  ---------
Telecommunications                            $     852    $  1,477   $    896
Network Infrastructure                            1,563          --         --
Internet                                            272          --         --
Communications Infrastructure                     3,789         348         --
Application Technology                            1,424       2,159        (68)
Inteletek                                         4,509       2,356        504
Non-Communications                                1,122         626        444
Corporate  (including  amounts  incurred
    during consolidation)                       (4,596)     (1,374)       (522)
                                             -----------  ----------  ---------
Consolidated                                   $  8,935    $  5,592    $ 1,254
                                             ===========  ==========  =========

Interest Income and Expense

Interest income was $0.4 million in 1998, an increase of $0.2 million, or 118.8%, from $0.2 million in 1997. The 1997 interest income represents an increase of $66,000 or 52.4% over the $0.1 million reported in 1996. Interest income is earned primarily from short term investments and notes receivable.

Interest expense was $1.7 million in 1998, an increase of $0.7 million, or 69.0%, from $1.0 million in 1997. The 1997 expense represents an increase of $0.8 million, or 389.0% over the $0.2 million reported in 1996. Interest expense is principally associated with revolving credit lines and notes payable.

Information on interest income and interest expense by operating segment can be found in Note 20 to the Company's consolidated financial statements.

Income Taxes

The Company's effective income tax rate was 33.6%, 36.8% and 30.7% in 1998, 1997 and 1996, respectively. Changes in the effective rate primarily arise from the effects of purchase accounting, given the Company's acquisition activities in recent years.

Segment Overview

Telecommunications

(In thousands)                            1998         %          1997         %        1996         %
                                        ---------    ------     ---------    -----    ---------    -----

Revenue                                 $ 30,369     100.0      $ 32,208      100     $ 10,537    100.0
Gross profit                              17,870      58.8        16,215     50.3        5,523     52.4
Selling, general and administrative       17,018      56.0        14,738     45.8        4,627     43.9
Operating income                             852       2.8         1,477      4.6          896      8.5

In 1997, the Company exited the cellular phone business due to increased competition from industry leaders and changes in the marketplace. Revenue and operating income from this line of business totaled approximately $12.6 million and $0.2 million in 1997. Excluding the cellular business, revenue increased 54.7% and 86.4% in 1998 and 1997, respectively. Of those amounts, 23.7% and 3.9% came from internal growth in 1998 and 1997, respectively.

The cost shift in 1998 from cost of sales to selling, general and administrative expenses is due to different cost allocation methods associated with the Canadian markets entered during 1998. The operating income decrease in 1998 primarily reflected increasing competitive pressures in the telecommunications industry as a whole.

Network Infrastructure

(In thousands)                            1998        %        1997        1996
                                       --------     -----      -----       ----
Revenue                                $ 21,282     100.0      $ ---      $ ---
Gross profit                              3,862      18.1        ---        ---
Selling, general and administrative       2,299      10.8        ---        ---
Operating income                          1,563       7.3        ---        ---

The Network Infrastructure division
 began operations during 1998.

Internet

(In thousands)                            1998        %        1997        1996
                                       --------     -----      -----      -----
Revenue                                 $ 2,901     100.0      $ ---      $ ---
Gross profit                              1,200      41.4        ---        ---
Selling, general and administrative         928      32.0        ---        ---
Operating income                            272       9.4        ---        ---

The Internet division began operations
 during 1998.

Communications Infrastructure

(In thousands)                          1998        %       1997        %       1996       %
                                     --------     -----    -------    -----     -----     ---

Revenue                              $ 43,729     100.0    $ 8,545    100.0     $ ---     ---
Gross profit                            8,887      20.3      1,274     14.9       ---     ---
Selling, general and administrative     5,098      11.7        926     10.8       ---     ---
Operating income                        3,789       8.7        348      4.1       ---     ---

The Communications Infrastructure division began operations during 1997. Revenue increased 411.8% in 1998, 109.1% of which came from growth in internal operations. As a percentage of revenue, operating income was 8.7% and 4.1% in 1998 and 1997, respectively. This increased profitability is a result of the division's successful move to a larger operations base. The selling, general and administrative expenses, as a percentage of revenue, increased to 11.7% in 1998 from 10.8% in 1997 as a result of increased overhead associated with the expansion of this divisions internal infrastructure.

Application Technology


(In thousands)                            1998       %         1997       %        1996       %
                                       --------    ------    -------    ------   -------    -----

Revenue                                $ 19,859    100.0     $ 9,574    100.0    $ 3,394    100.0
Gross profit                             11,613     58.5       5,846     61.1      1,374     40.5
Selling, general and administrative      10,189     51.3       3,687     38.5      1,442     42.5
Operating income                          1,424      7.2       2,159     22.6       (68)    (2.0)

The Application Technology division has grown mostly though acquisition. Revenue increased 107.5% and 182.0% in 1998 and 1997, respectively. Due to the competitive nature of this industry segment, gross margins declined from 61.1% in 1997 to 58.5% in 1998 and could decline further in the future. This, combined with increased selling, general and administrative expenses relating to development of new products, has lowered the operating income as a percentage of revenue.

Inteletek

(In thousands)                            1998       %         1997       %        1996       %
                                       --------    ------    -------    ------   -------    -----
Revenue                                $ 60,877    100.0     $ 39,445   100.0    $ 1,993    100.0
Gross profit                             12,871     21.1        6,243    15.8      1,142     57.3
Selling, general and administrative       8,362     13.7        3,887     9.9        638     32.0
Operating income                          4,509      7.4        2,356     6.0        504     25.3

Revenue increased 54.3% and 1,880.1% in 1998 and 1997, respectively. Of those amounts, 9.1% and 281.6% came from internal growth in 1998 and 1997, respectively. The tremendous revenue growth in 1997 came at the expense of margins due to the high volume, low profit businesses that were acquired in that year. Internal growth and additional acquisitions in 1998 helped to round out the product mix. Gross margins increased by 5.3% to 21.1% in 1998 from 15.8% in 1997. Gross margins had declined by 42.5% to 15.8% in 1997 from 57.3% in 1996 as the business expanded into high volume but lower margin hardware sales. Selling, general and administrative expenses, which were as high as 32.0% of revenue in 1996, reduced to 13.7% of revenue in 1998. This decline reflects the economies of scale that have resulted from overall growth in the last two years.

Non-Core

(In thousands)                            1998       %         1997        %        1996       %
                                       --------    ------    -------     ------   -------    -----
Revenue                                $ 28,064    100.0     $ 13,387    100.0    $ 3,839    100.0
Gross profit                              7,885     28.1        4,173     31.2      1,384     36.1
Selling, general and administrative       6,763     24.1        3,547     26.5        940     24.5
Operating income                          1,122      4.0          626      4.7        444     11.6

Revenue increased 109.7% and 248.7% in 1998 and 1997, respectively. Of those amounts, 25.4% and 60.2% came from internal growth in 1998 and 1997, respectively. Although there has been substantial growth in the level of business, changes in product mix and pressures from a competitive marketplace have resulted in a gradual decline of the gross margin from 36.1% in 1996 to 28.1% in 1998, which has contributed to the decline in operating income. Margins may continue to decline in the future. Selling, general and administrative expenses have remained relatively steady as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, cash and cash equivalents totaled $4.6 million, a decrease of $3.1 million, or 40.5% from $7.7 million at December 31, 1997. Cash used in operating activities totaled $2.8 million, $3.3 million and $1.4 million in 1998, 1997 and 1996, respectively. In all three years, the cash was used primarily to fund increases in accounts receivable, inventory and prepaid assets and to pay down accounts payable. Accounts and unbilled receivables, net of allowance for doubtful accounts increased by $16.4 million or 90.6% to $34.4 million in 1998 from $18.0 million in 1997. This increase was primarily attributable to the increased volume of business in 1998 over 1997, as well as the increases as a result of businesses acquired in 1998. As a percentage of 1998 and 1997 net operating revenue, accounts and unbilled receivable were 16.6% and 17.5%, respectively. Inventories increased by $9.8 million or 90.0% to $20.7 million in 1998 from $10.9 million in 1997. This increase was primarily attributable to the increased volume of business in 1998 over 1997, as well as the increases as a result of businesses acquired in 1998. As a percentage of 1998 and 1997 cost of goods sold, inventories were 14.5% and 15.7%, respectively. Prepaid expenses and other current assets increased by 61.2% or $0.7 million to $2.0 million in 1998 from $1.3 million in 1997. This increase is attributable to the overall increase in size of the Company in 1998. Accounts payable and accrued expenses increased by $8.6 million or 59.2% to $23.1 million in 1998 from $14.5 million in 1997. This increase was primarily attributable to the increased volume of business in 1998 over 1997, as well as the increases as a result of businesses acquired in 1998. As a percentage of 1998 and 1997 cost of goods sold, accounts payable and accrued expenses were 16.1% and 20.9%, respectively.

Investing activities used cash of $6.8 million in 1998 and provided cash of $4.2 million and $0.8 million in 1997 and 1996, respectively. In 1998, $7.4 million was used principally to increase assets such as notes receivable, property and equipment and other assets, while $0.5 million was received from the sale of assets. In 1997, sources of cash primarily included $4.0 million of cash acquired in acquisitions and $2.3 million in proceeds from the sale of assets. These amounts were partially offset by payments of $2.2 million for property and equipment and other assets. In 1996, $1.2 million of cash was provided by payments received on notes receivable and proceeds from the sales of assets. This was offset slightly by investments of $0.3 million in property and equipment and other assets.

Cash of $6.4 million, $6.0 million and $1.4 million was provided by financing activities in 1998, 1997 and 1996, respectively. In 1998, $13.2 million was obtained through borrowings under notes payable and long term debt and $1.4 million was obtained through the issuance of common shares. Uses of cash in 1998 included repayments of $6.9 million on long term debt, $0.9 million for the redemption of preferred stock and $0.3 million for the repurchase of common stock. In 1997, $9.4 million of cash was provided primarily though the issuance of common stock and from long term debt proceeds. In 1997, $3.3 million of cash was used to pay down notes payable and long term debt. In 1996, $1.6 million of cash came from borrowings under notes payable and the issuance of common stock. $0.2 million of cash was used mostly to pay down long term debt.

The Company has a stated objective to maximize cash flow as management believes positive cash flow is an indication of financial strength. However, due to the Company's significant growth rate, its investment needs are generally more substantial than those of more mature companies with modest investment needs. Consequently, the Company will continue, for the foreseeable future, to use cash from operations and will continue to finance this use of cash through financing activities such as the sale of common stock and/or bank borrowing.

In August, 1998, the Company entered into a twenty million dollar line of credit with a bank secured by all the domestic assets of the Company (the "Credit Agreement") at the prime lending rate or at the London Interbank Offered Rate, as elected by the Company. In February 1999, the amount of the Credit Agreement was increased to twenty-three million dollars. The Credit Agreement expires on July 31, 1999 and contains standard debt covenants relating to financial position and performance as well as restrictions on the declarations and payment of dividends. The Company is in the process of negotiating a new credit facility, but has not yet entered into a definitive agreement. As of March 16, 1999, the outstanding balance was approximately $15 million and the availability was approximately $8 million.

The Company's sources of liquidity include, but are not limited to, funds from operations, and funds available under the Credit Agreement, which the Company anticipates extending or refinancing. The Company may be able to use additional bank borrowings, proceeds from the sale of common and preferred shares, proceeds from the exercise of warrants, and the raising of other forms of debt or equity through private placement or public offerings. There can be no assurance however, that these options will be available, or if available, on terms favorable to the Company. The Company believes that its current cash position, augmented by financing activities, will provide it with sufficient resources to finance its working capital requirements for the foreseeable future. The Company's capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in its existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. The Company believes that it has the financial resources to meet its future business requirements.

OUTLOOK

The Company's objective is to continue to grow each of its operating segments internally and through acquisitions, both domestically and abroad. The Company's strategy has been, and continues to be, to invest in and acquire businesses that complement and add to its existing business base. The Company has expanded significantly through acquisitions in the last twelve months and continues to do so. The Company's financial results and cash flows are substantially dependent on not only its ability to sustain and grow existing businesses, but to continue to grow through acquisition. The Company expects to continue to pursue its acquisition strategy in 1999 and future years, but there can be no assurance that management will be able to continue to find, acquire, finance and integrate high quality companies at attractive prices.

The Company is constantly looking for ways to maximize stockholder value. As such, it is continually seeking operational efficiencies and synergies within operating segments as well as evaluating acquisitions of businesses and customer bases which complement the operations of the Company. The Company has retained the services of an investment banking firm to help evaluate strategic initiatives and maximize stockholder value. These strategic initiatives may include acquisitions, raising additional funds through debt or equity offerings, or the divestiture of non-core business units that are not critical to the Company's long term strategy or other restructuring or rationalization of existing operations. The Company will review all alternatives to ensure maximum appreciation of its shareholders' investments. There can be no assurance however that any initiatives will be found, or if found, that they will be on terms favorable to the Company.

Forward-Looking Statements And Associated Risk

Certain statements in this annual report, and the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the continued ability of the Company to sustain its growth through product development and business acquisitions; the successful completion and integration of future acquisitions; the ability to hire and retain key personnel; the continued development of the Company's technical, manufacturing, sales, marketing and management capabilities; relationships with and dependence on third-party suppliers; anticipated competition; uncertainties relating to economic conditions where the Company operates; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; rapid technological developments and obsolescence in the industries in which the Company operates and competes; potential performance issues with suppliers and customers; governmental export and import policies; global trade policies; worldwide political stability and economic growth; the highly competitive environment in which the Company operates; potential entry of new, well-capitalized competitors into the Company's markets; changes in the Company's capital structure and cost of capital; and uncertainties inherent in international operations and foreign currency fluctuations. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Risk Factors

In addition to the other information contained herein, the following factors should be considered carefully in evaluating the Company and its business.

Competition

Each segment of the Company's business is highly competitive, and it is expected that competitive pressures will continue. Many of the Company's competitors have far greater financial, technological, marketing, personnel and other resources than the Company. The areas which the Company has identified for continued growth and expansion are also target market segments for some of the largest and most strongly capitalized companies in the United States, Canada and Europe. There can be no assurance that the Company will have the financial, technical, marketing and other resources required to compete successfully in this environment in the future.

Uncertainty of Future Financial Results

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

Future Sales of and Market for the Shares

As of December 31, 1998, there were 35,577,308 shares of Common Stock outstanding. In addition, 3,345,140 shares of Common Stock are reserved for issuance in exchange for the exchangeable shares of ACT-GFX Canada, Inc. and the exchangeable shares of TigerTel Services Limited (formerly Commstar, Ltd.), both wholly owned subsidiaries of ACT. Since January 1, 1998, the Company has issued or reserved an aggregate of 18,634,675 shares of Common Stock, of which 14,073,937 shares of Common Stock were issued in acquisitions, 3,345,140 are reserved for issuance of exchangeable shares, 850,000 shares of Common Stock were issued upon the exercise of warrants, 100,000 shares of Common Stock were sold to an officer of the Company, and 265,598 shares of Common Stock were issued for services rendered, including services under employment agreements and employee bonuses.

Although the Company has recently announced that it intends to limit the use of stock in future acquisitions, and to focus on cash transactions, the Company may effect acquisitions or contract for certain services through the issuance of Common Stock or other equity securities of the Company, as it has typically done in the past. In addition, the Company has agreed to certain "price protection" provisions in acquisition agreements which may result in additional shares of common stock being issued to selling shareholders as of the effective date of the registration of the shares such selling shareholder previously received as consideration from the Company. Such issuances of additional securities may be viewed as being dilutive of the value of the Common Stock in certain circumstances and may have an adverse impact on the market price of the Common Stock.

Risks Associated with Acquisitions and Expansion

The Company has engaged in a continuing program of acquisitions of other businesses which are considered to be complementary to the lines of business carried on by the Company, and it is anticipated that such acquisitions will continue to occur. Total assets of the Company were approximately $124 million, $61 million, $33 million and $4 million as of December 31, 1998, 1997, 1996 and 1995, respectively. Net operating revenue was approximately $207 million, $103 million, $20 million and $2 million for the years ended December 31, 1998, 1997, 1996 and 1995, respectively. Managing these dramatic changes in the scope of the business of the Company will present ongoing challenges to management, and there can be no assurance that the Company's operations as currently structured, or as affected by future acquisitions, will be successful.

The Company and the businesses acquired by the Company may require substantial additional capital, and there can be no assurance as to the availability of such capital when needed, nor as to the terms on which such capital might be made available to the Company. The Company's Credit Agreement expires on July 31, 1999 and there is no assurance that the Company will be able to extend or refinance the Credit Agreement or obtain terms similar to those now in place.

It is the Company's policy to retain existing management of acquired companies, under the overall supervision of senior management of the Company. The success of the operations of these subsidiaries will depend, to a great extent, on the continued efforts of the management of the acquired companies.


The Company has entered into earnout arrangements with selling shareholders under which they are entitled to additional consideration for their interests in the companies they sold to ACT. Under these agreements, assuming that all earnouts are achieved, and assuming certain levels of profitability in the future, the Company is contingently liable for additional consideration amounting to approximately $11 million based on achieved 1999 results, approximately $2 million based on achieved 2000 results, and approximately $4 million based on achieved 2001 results.

The Company has entered into put options with the selling shareholders of those companies in which the Company acquired less than a 100% interest. These options provide for the Company to acquire the remaining portion it does not own after periods ranging from 4 to 5 years from the dates of acquisition at amounts per share generally equal to 10% - 20% of the average annual earnings per share of the company before income taxes for, generally, a two-year period ending on the effective date of the put multiplied by a multiple ranging from 4 to 5.

Dependence on Key Individuals

The future success of the Company is highly dependent upon the Company's ability to attract and retain qualified key employees. The Company is organized with a small senior management team, with each of its separate operations under the day-to-day control of local managers. If the Company were to lose the services of any members of its central management team, the overall operations of the Company could be adversely affected, and the operations of any of the individual facilities of the Company could be adversely affected if the services of the local managers should be unavailable. The Company has entered into employment contracts with key officers and employees of the Company and certain subsidiaries. The agreements are for periods of one to ten years through June 2009. Some of the employment contracts also call for bonus arrangements based on earnings.

In July of 1998, the Company announced that it had formed an executive search committee to locate and interview candidates for the position of President and Chief Operating Officer. The Company expects to fill this new position by the end of the second quarter of 1999.

Lack of Dividends on Common Stock; Issuance of Preferred Stock

The Company does not have a history of paying dividends on its Common Stock, and there can be no assurance that such dividends will be paid in the foreseeable future. Under the terms of a credit agreement with a bank, the Company may declare and pay cash dividends to its stockholders in the aggregate amount of up to $150,000 in any calendar year. The Company intends to use any earnings which may be generated to finance the growth of the its businesses. The Board of Directors has the right to authorize the issuance of preferred stock, without further stockholder approval, the holders of which may have preferences as to payment of dividends.

Possible Volatility of Stock Price

The Company's Common Stock is quoted on the Nasdaq Stock Market(R), which stock market has experienced and is likely to experience in the future significant price and volume fluctuations which could adversely affect the market price of its Common Stock without regard to the operating performance of the Company. In addition, the Company believes that factors such as the significant changes to the business of the Company resulting from continued acquisitions and expansions, quarterly fluctuations in the financial results or cash flows of the Company, shortfalls in earnings or sales below analyst expectations, changes in the performance of other companies in the same market sectors as the Company and the performance of the overall economy and the financial markets could cause the price of its Common Stock to fluctuate substantially. During the 12 months preceding the date of this Annual Report, the price per share of its Common Stock has ranged from a high of $5 1/2 to a low of $1 9/16.

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

Assessment. The Year 2000 problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company is reviewing its internal computers, software, applications and related equipment and its systems other than information technology systems to ensure that they will be Year 2000 compliant. The Company believes that its Year 2000 plan will be completed in all material respects prior to the anticipated Year 2000 failure dates. The Company spent approximately $200,000 in 1998 on its Year 2000 compliance plan and estimates an additional $450,000 will be spent in 1999, most of which relates to new equipment. There can be no assurance however, that the total costs will be limited to this amount.

Software Sold to Consumers. The Company is in the process of identifying all potential Year 2000 problems with any of the software products it develops and markets. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company's software products will be identified or corrected due to the complexity of these products. In addition, these products interact with other third party vendor products and operate on computer systems which are not under the Company's control. For non-compliant products, the Company is providing recommendations as to how an organization may address possible Year 2000 issues regarding that product. Software updates are available for most, but not all, known issues. Such information is the most currently available concerning the behavior of the Company's products and is provided "as is" without warranty of any kind. However, variability of definitions of "compliance" with the Year 2000 and of different combinations of software, firmware, and hardware could likely lead to lawsuits against the Company. The outcome of any such lawsuits and the impact on the Company are not estimable at this time.

Internal Infrastructure. The Company believes that its major computers, software applications, and related equipment used in connection with its internal operations are not subject to significant Year 2000 problems, because the computer programs used by the Company are primarily off-the-shelf, recently developed programs from third-party vendors. The Company is in the process of obtaining assurances from such vendors as to the Year 2000 compliance of their products. Most vendors are reluctant to provide written assurances and, although some vendors may make verbal assurances of Year 2000 compliance, there can be no certainty that the systems utilized by the Company will not be affected. We have assessed all 35 of our operating locations and have determined that 20 of the 35 locations are Year 2000 compliant. Of the remaining 15 locations, 13 are in the process of upgrading their current systems and 2 are replacing their systems. All internal infrastructure systems and equipment are expected to be Year 2000 compliant prior to the anticipated Year 2000 failure dates.

Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 problem. We have assessed all 35 of our operating locations and have determined that 28 of the 35 locations are Year 2000 compliant. The remaining 7 locations are in the process of upgrading or replacing the current systems. All non-information technology systems and equipment are expected to be Year 2000 compliant prior to the anticipated Year 2000 failure dates.

Suppliers. The Company has initiated communications with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Contingency Plans. At certain subsidiaries, where it feels it is necessary, the Company is preparing contingency plans relating specifically to identified Year 2000 risks and developing cost estimates relating to these plans. Contingency plans may include stockpiling raw and packaging materials, increasing inventory levels, securing alternate sources of supply and other appropriate measures. We anticipate completion of the Year 2000 contingency plans prior to the anticipated Year 2000 failure dates. Once developed, Year 2000 contingency plans and related cost estimates will be tested in certain respects and continually refined as additional information becomes available.

Most Likely Consequences of Year 2000 Problems. The Company expects to identify and resolve all Year 2000 problems that could materially adversely affect its business operations and cash flows. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company may suffer the following consequences:

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

Based on the activities described above, the Company does not believe that the Year 2000 problem will have a material adverse effect on the Company's business, results of operations or cash flows. The estimate of the potential impact on its financial position, overall results of operations or cash flows for the Year 2000 problem could change in the future. The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 1998, the Company adopted Statement of Financial Accounting Standards (FAS) 131, Disclosures about Segments of an Enterprise and Related Information. FAS 131 supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 20 to the Company's consolidated financial statements).

In 1998, the Company adopted FAS 130, Reporting Comprehensive Income, which establishes standards for reporting and disclosure of comprehensive income and its components. The Company's comprehensive income consists of foreign currency translation adjustments and is reported in the consolidated statements of stockholders' equity.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

With its Canadian and United Kingdom subsidiaries, the Company has operations and sales in various regions of the world. Additionally, the Company may export and import to and from other countries. The Company's operations may therefore be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses may be denominated in local currencies and may be affected as currency fluctuations affect the Company's product prices and operating costs or those of its competitors.

The Company presently does not use any derivative financial instruments to hedge its exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor does it invest in speculative financial instruments.

The Company's borrowings under its Credit Agreement are either at the prime rate or at the London Interbank Offered Rate, at the Company's election. Such rates are subject to adjustment at any time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements of the Company at December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and the Report of Management and the Reports of Independent Accountants thereon are incorporated by reference from the Company's consolidated financial statements on pages F-1 through F-31 of this annual report on Form 10-K.


QUARTERLY DATA (UNAUDITED)
(In thousands, except per share data)             First       Second      Third        Fourth        Full
Year Ended December 31,                           Quarter     Quarter     Quarter      Quarter       Year
-------------------------------------             --------    --------    --------     --------    ---------
1998
Net Operating Revenue                             $ 38,784    $ 53,680    $ 59,044     $ 55,573    $ 207,081
Gross Profit                                        10,486      17,456      18,949       17,297       64,188
Net Income Applicable to Common Stockholders           597       2,351       1,654           44        4,646
Basic Net Income Per Share                            0.03        0.07        0.05          -           0.14
Diluted Net Income Per Share                          0.02        0.07        0.05          -           0.13
                                                  --------    --------    --------     --------    ---------
1997
Net Operating Revenue                             $ 18,127    $ 24,743    $ 29,195     $ 31,094    $ 103,159
Gross Profit                                         6,048       8,309      10,369        9,025       33,751
Net Income Applicable to Common Stockholders           279         519       1,174          296        2,268
Basic Net Income Per Share                            0.05        0.07        0.09         0.02         0.18
Diluted Net Income Per Share                          0.04        0.06        0.08         0.01         0.15
                                                  --------    --------    --------     --------    ---------

ITEM 9.  CHANGES  IN  AND   DISAGREEMENTS  WITH   ACCOUNTANTS  ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

On October 23, 1998, the Board of Directors of the Company voted to replace Rubin, Brown, Gornstein & Co. LLP ("RBG") with PricewaterhouseCoopers LLP ("PwC") as the Company's independent accountants for the year ending December 31, 1998.

The reports of RBG on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1997 and 1996, and in the subsequent interim period through November 2, 1998, there were no disagreements with RBG on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of RBG, would have caused RBG to make reference to the matter in their report.

During the two most recent fiscal years and in the subsequent interim period through November 2, 1998, there were no reportable events as defined in Regulation S-K Item 304(a)(1)(v).

On November 2, 1998, the Company engaged PwC as its principal accountants to audit its consolidated financial statements for the year ending December 31, 1998. During fiscal 1996 and 1997 and in the subsequent interim period, the Company had not consulted PwC on items which concerned the application of accounting principles generally, or to a specific transaction or group of transactions, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements.

The Company filed a Current Report on Form 8-K on November 4, 1998 with the Securities and Exchange Commission to report the engagement of PwC. Attached to that report as an exhibit was a letter from RBG addressed to the Securities and Exchange Commission stating that they agreed with the disclosure contained in Current Report on Form 8-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

       Name                Age        Position/Committees                      Position Held Since
-----------------------  -------   ------------------------------------------- -------------------


Richard J. Sullivan        59      Chairman, CEO (1,2)                         May 1993
Garrett A. Sullivan        64      Director, President, COO (1,3)              March 1995
Daniel E. Penni            51      Director (1,2,3)                            March 1995
Angela M. Sullivan         39      Director (1,2)                              April 1996
Arthur F. Noterman         57      Director (1,3)                              February 1997
Constance K. Weaver        46      Director (1,3)                              June 1998
Andrew J. Hidalgo          42      Senior Vice President                       March 1999
Marc Sherman               35      Senior Vice President                       March 1999
Scott R. Silverman         35      Senior Vice President                       March 1999
Jerome C. Artigliere       45      Vice President                              March 1999
Gary A. Gray               46      Vice President, Chief Technology Officer    April 1998
David A. Loppert           44      Vice President, Treasurer, CFO              February 1997
Tabitha N. Zane            39      Vice President                              February 1999
-----------------------  -----

(1)  Member of the Executive Committee
(2)  Member of the Compensation Committee
(3)  Member of the Audit Committee

Richard J. Sullivan: Mr. Sullivan was elected to the Board of Directors, and named Chief Executive Officer, in May 1993. He is Chairman of the Executive and Compensation Committees of the Company's Board of Directors. He was appointed Secretary in March 1996. Mr. Sullivan is currently Chairman of Great Bay Technology, Inc. From August 1989 to December 1992, Mr. Sullivan was Chairman of the Board of Directors of Consolidated Convenience Systems, Inc., in Springfield, Missouri. He has been the Managing General Partner of The Bay Group, a merger and acquisition firm in New Hampshire since February 1985. Mr. Sullivan was formerly Chairman and Chief Executive Officer of Manufacturing Resources, Inc., an MRP II software company in Boston, Massachusetts and was Chairman and CEO of Encode Technology, a "Computer-Aided Manufacturing" Company, in Nashua, New Hampshire from February 1984 to August 1986. Mr. Sullivan is married to Angela M. Sullivan.

Garrett A. Sullivan: Mr. Sullivan has been President of the Company since March 1995. He was elected to the Board of Directors in August 1995. He was acting secretary of the Company from March 1995 to March 1996 and acting Chief Financial Officer from March 1995 to February 1997. From 1993 to 1994 he was an Executive Vice President of Envirobusiness, Inc. From 1988 to 1993, he served as president and chief operating officer of two medium sized companies in the electronics and chemical industries which were owned by Philips North America. He was previously a partner in the Bay Group, a merger and acquisition firm in New Hampshire from 1988 to 1993. From 1991 to 1998 Mr. Sullivan was President of Granada Hospital Group, Burlington, Massachusetts. Mr. Sullivan received a Bachelor of Arts degree from Boston University in 1960 and obtained an MBA from Harvard University in 1962.

Daniel E. Penni: Mr. Penni has served as a Director since March 1995. He is currently a Senior Vice President and General Manager for Arthur J. Gallagher & Co., an insurance agency. He has worked in many sales and administrative roles in the insurance business since 1969. He was President of the Boston Insurance Center, Inc., an insurance agency until 1988. Mr. Penni was founder and President of BIC Equities, Inc., a broker/dealer registered with the NASD. Mr. Penni graduated with a Bachelor of Sciences degree in 1969 from the School of Management at Boston College.

Angela M. Sullivan: Ms. Sullivan has served as a Director since April 1996. From 1988 to the present, Ms. Sullivan has been a partner in the Bay Group, a private merger and acquisition firm, President of Great Bay Technology, Inc., and President of Spirit Saver, Inc. Ms. Sullivan received a Bachelor of Science degree in Business Administration in 1980 from Salem State College. Ms. Sullivan is married to Richard J. Sullivan.

Arthur F. Noterman: Mr. Noterman, a Chartered Life Underwriter, has served as a Director since February 1997, and is Chairman of the Audit Committee. An operator of his own insurance agency, Mr. Noterman is a registered NASD broker affiliated with a Chicago, IL registered broker/dealer. Mr. Noterman attended Northeastern University from 1965 to 1975 and obtained the Chartered Life Underwriters Professional degree in 1979 from The American College, Bryn Mawr, Pennsylvania.

Constance K. Weaver: Ms. Weaver was elected to the Board of Directors in June 1998. From 1996 to the present, Ms. Weaver has been Vice President, Investor Relations and Financial Communications for AT& T Corporation. From 1995 through 1996 she was Senior Director, Investor Relations and Financial Communications for Microsoft Corporation. From 1993 to 1995 she was Vice President, Investor Relations, and from 1991 to 1993 she was Director of Investor Relations, for MCI Communications, Inc. Ms. Weaver is a director of Primark Corporation and the National Investor Relations Institute (NIRI). Ms. Weaver received a Bachelor of Science degree from the University of Maryland in 1975.

Andrew J. Hidalgo: Mr. Hidalgo joined the Company as Vice President of Strategic Relations in January 1998. In March 1999, he was appointed Senior Vice President of the Company's primary business group with overall responsibility for the operations of the Company's Communications Infrastructure, Network Infrastructure, Application Technology, Telecommunications and Internet divisions. From 1995 to 1997 he was Divisional Director of Bentley Systems, Inc. From 1993 to 1995 he was Vice President, Sales and Marketing, of Cadkey, Inc. Mr. Hidalgo has over twenty years of experience in a variety of sales, marketing, operations and executive management positions with such organizations as 3M Company, Schlumberger/MDSI and General Electric. At General Electric, he was a member of the corporate strategic business development committee. Mr. Hidalgo attended Fairfield University in Fairfield Connecticut where he majored in marketing.

Marc Sherman: Mr. Sherman is President of the Company's Inteletek division. He was appointed Vice President of the Company in April 1998 and Senior Vice President in March 1999. Since 1994, Mr. Sherman has been President of Universal Commodities Corporation, a company acquired by ACT in November 1996. He has over ten years of experience in marketing, operations and executive management. Mr. Sherman attended Rider University and majored in Business Administration.

Scott R. Silverman: Mr. Silverman joined the Company in December 1997 as Vice President of Business Development with a focus on merger and acquisition activity. In March 1999, he was appointed Senior Vice President, Corporate
Development and Legal Affairs. From 1995 to 1996 Mr. Silverman was Vice President and Corporate Counsel of ATI Communications. He was appointed President of ATI in November 1996 after ATI was acquired by the Company. Mr. Silverman is a licensed attorney. From 1989 to 1995 he practiced law in the Philadelphia and South New Jersey area specializing in commercial litigation and communications law. Mr. Silverman graduated from the University of Pennsylvania in 1985 and Villanova University School of Law in 1988.

Jerome C. Artigliere: Mr. Artigliere joined a subsidiary of the Company as President in December 1997, and was appointed Vice President of the Company in April 1998. From 1996 to 1997 he was Regional Vice President at General Electric Capital Corporation in Portsmouth, NH. Prior to that, from 1994 to 1996 he was State Vice President at First National Bank in Portsmouth, NH, a commercial bank subsidiary of Peoples Heritage Bank of Portland, MA. He received an undergraduate degree in finance from Seton Hall University in 1977, and an MBA from Fairleigh Dickinson University in 1980.

Gary A. Gray: Mr. Gray is Vice President and Chief Technology Officer of the Company and President of an ACT operating unit. He joined the Company at its founding in 1993 and served as its President from 1993 to 1995. From 1990 to 1992 he was Vice President for Business Development of Consolidated Convenience Systems. Mr. Gray has spent 22 years in the development and marketing of computer software. He is a 1974 graduate of Hope College, Holland, Michigan, with a Bachelor of Science degree in Physics.

David A. Loppert: Mr. Loppert joined the Company as Vice President, Treasurer and Chief Financial Officer in February 1997. From 1996 to 1997, he was Chief Financial Officer of Bingo Brain, Inc. From 1994 to 1996, he was Chief Financial Officer of both C.T.A. America, Inc., and Ricochet International, L.L.C. Prior to that he was Senior Vice President, Acquisitions and Due Diligence, of Associated Financial Corporation. Mr. Loppert started his financial career with Price Waterhouse in 1978, in Johannesburg, South Africa, before moving to their Los Angeles Office in 1980 where he rose to the position of Senior Manager. He holds Bachelor degrees in both Accounting and Commerce, as well as a Higher Diploma in Accounting, all from the University of the Witwatersrand, Johannesburg. Mr. Loppert was designated a Chartered Accountant (South Africa) in 1980.

Tabitha N. Zane: Ms. Zane joined the Company in February 1999 as Vice President of Investor Relations. Previously, from 1997 to 1999, she was Director of Investor Relations for Vanguard Cellular System, until that company was acquired by AT&T. From 1993 to 1997, Ms. Zane served as Director of Investor Relations for U.S. Long Distance Corp. Ms. Zane obtained a Bachelor of Arts degree, majoring in political science, from Trinity College, Hartford, CT in 1981.

Certain of the other information required by this Item 10 will be included in the Company's definitive proxy statement and is incorporated herein by reference and for the executive officers' terms of office, see the terms of employment agreements under Item 11, "Executive Compensation".

ITEM 11. EXECUTIVE COMPENSATION

Employment  Contracts  and  Termination  of  Employment  and   Change-In-Control
Arrangements

The Company has entered into employment agreements with its named executive officers, as follows:


                                       Term
                             ---------------------------------      Base
        Name                 Length         Commencing              Salary
----------------------       ---------      ------------------    -----------
Richard J. Sullivan          5 years 1      July 1, 1998          $ 450,000 2
Garrett A. Sullivan          5 years 1      June 1, 1998          $ 165,000
Andrew J. Hidalgo            3 years        May 11, 1998          $ 150,000 3
Marc Sherman                 3 years        November 13, 1996     $ 210,000 4
Scott R. Silverman           3 years        February 1, 1999      $ 240,000 5
Jerome C. Artigliere         3 years        December 16, 1997     $ 100,000 6
Gary A. Gray                 3 years        December __, 1998     $ 42,000 7
David A. Loppert             5 years 1      June 19, 1998         $ 150,000
Tabitha Zane                 2 years        February 8, 1999      $ 120,000

---------------------------------------------
1 - Automatically  renewed  for  successive  additional  one-year  terms on each anniversary.
2 - Provides for a minimum annual bonus of $140,000.
3 - Effective  as  of March 9, 1999.  Also contains a bonus provision if certain targets are met.
4 - Effective as of January 1, 1999
5 - Provides for a minimum annual increase of 10% of base salary.
6 - Effective as of February 1, 1999
7 - In addition to base compensation, Mr. Gray receives a commission of 10% of gross sales revenue of Applied Cellular Technology of Missouri, Inc.



The formal employment agreements for Richard J. Sullivan, Garrett A. Sullivan and David A. Loppert entered into in 1998 only covered certain of the employment terms and conditions and the rest of the employment terms remained under negotiation until final agreement was reached on March 23, 1999. As of that date each employment agreement for Richard J. Sullivan, Garrett A. Sullivan and David
A. Loppert was revised and restated. Such employment agreements, as revised and restated, include certain "change of control" provisions. At the employee's option, he may terminate his employment under the agreement at any time within one year after such change of control. The Company shall pay to the employee a severance payment equal to the maximum amount which would not result in such payment being an excess parachute payment as defined in the Internal Revenue Code which would be subject to an excise tax. However, if any other amounts payable by the Company to the employee are subject to the parachute provisions of the Internal Revenue Code and reducing the severance payment would eliminate the excise tax on the severance payment and such other payments and result in a greater net payment, the severance payment may be reduced. Additionally, upon termination of employment for any reason other than for breach under the agreement, Garrett Sullivan and David Loppert shall be entitled to receive from the Company 60 equal monthly payments of 8.333% of his compensation from the Company over the 12-month period for which his compensation was the greatest, and Mr. Richard Sullivan shall receive 60 monthly payments of $37,500 each. These payments are reduced by any severance payments. Mr. Richard Sullivan's agreement provides that he may elect to receive a percentage of his salary for each 12-month period in the Company's Common Stock. For the 12-month period commencing July 1, 1998, Mr. Sullivan has elected to receive $200,000 of his compensation in stock.

Additionally, the agreements for both Mr. Richard Sullivan and Mr. Garrett Sullivan provide for certain "triggering events" which include a change in control of the Company, the termination of Richard Sullivan's employment other than for cause, or if Richard Sullivan ceases to hold his current positions with the Company for any reason other than a material breach of the terms of his employment agreement. Within ten days of the occurrence of a triggering event, the Company shall pay, in cash or in stock, or in a combination thereof, $12.1 million and $3.5 million, respectively to Richard Sullivan and to Garrett Sullivan. In addition, the Company shall transfer to Richard Sullivan certain other property valued at approximately $0.5 million. The Company would also be required to make a gross up payment that covers all federal and state income taxes payable by Mr. Sullivan, if any, as a result of the transfer.

Certain of the other  information  required  by this Item 11 will be included in
the  Company's   definitive  proxy  statement  and  is  incorporated  herein  by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 will be included in the Company's definitive proxy statement and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 will be included in the Company's definitive proxy statement and is incorporated herein by reference.

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

(a)(3)   Exhibits

         See Index to Exhibits filed as part of this annual report on Form 10-K.

(b)      Reports on Form 8-K

         On November 4, 1998,  the  Company  filed a Current  Report on Form 8-K
         reporting  the   engagement  of   PricewaterhouseCoopers   LLP  as  its
         independent accountants.

         On March 11, 1999, the Company filed Amendment No. 3 to Form 8-K regarding the acquisition of Signature Industries Limited. In a Report on Form 8-K filed June 26, 1998, the Company reported that, on June 8, 1998, it had purchased an 85% interest in Signature Industries Limited, a company registered in England ("Signature"). At the time of the filing, the Company believed it would be required to include in the report Signature's financial statements and the Company's pro forma financial information, and stated that this information would be filed by amendment as soon as it was available. The Company later concluded, however, that it was not required to include this financial information, which was indicated in Amendment Number 2 to the Form 8-K. In the course of preparing its financial statements for the year ended December 31, 1998, the Company was advised that under one of the applicable tests under Rule 3-05(b) and 11-01 of Regulation S-X, the financial information is required to be included in the Company's Form 8-K on account of the amount of the historical operating loss incurred by Signature. Upon discovering its previous error, the Company promptly filed Amendment Number 3 to provide Signature's financial statements and the Company's pro forma information.



(c) Exhibits - Included in Item (a)(3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Palm Beach, State of Florida, on March 29, 1999.

                                      APPLIED CELLULAR TECHNOLOGY, INC.

                                      By:  /s/ David A. Loppert
                                         ---------------------------------------
                                         David A. Loppert, Vice President,
                                         Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                             Title                    Date


                               Chairman of the Board of Directors,
  /S/ Richard J. Sullivan       Chief Executive Officer and
------------------------------  Secretary (Principal Executive
   (Richard J. Sullivan)        Officer)                          March 29, 1999


  /S/ Garrett A. Sullivan      President and Director (Principal
------------------------------  Operating Officer)
   (Garrett A. Sullivan)                                          March 29, 1999


  /S/ David A. Loppert         Vice President, Treasurer and Chief
------------------------------  Financial Officer (Principal
    (David A. Loppert)          Accounting Officer)               March 29, 1999


   /S/ Angela M. Sullivan      Director
------------------------------
    (Angela M. Sullivan)                                          March 29, 1999


    /S/ Daniel E. Penni
------------------------------ Director
     (Daniel E. Penni)                                            March 29, 1999


  /S/ Arthur F. Noterman       Director
------------------------------
   (Arthur F. Noterman)                                           March 29, 1999


  /S/ Constance K. Weaver      Director
------------------------------
   (Constance K. Weaver)                                          March 29, 1999

INDEX TO FINANCIAL STATEMENTS
(ITEM 14 (a))

                                                            Financial
                                                            Statements
                                                              Page

Report Of Management......................................    F-1 - 2

Reports Of Independent Accountants........................    F-3 - 4

Financial Statements

     Consolidated Balance Sheets..........................      F-5

     Consolidated Statements Of Operations................      F-6

     Consolidated Statements Of Stockholders' Equity .....      F-7

     Consolidated Statements Of Cash Flows................      F-8

     Notes to Consolidated Financial Statements...........    F-9 - 31

                              Report Of Management


Management is responsible for the preparation and integrity of the Consolidated Financial Statements appearing in our Annual Report. The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this Annual Report is consistent with that in the financial statements.

Management is responsible for maintaining a system of internal accounting controls and procedures to provide reasonable assurance, at an appropriate cost/benefit relationship, assets are safeguarded and transactions are authorized, recorded and reported properly. The internal accounting control system is augmented by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Business Conduct adopted by the Company's Board of Directors, applicable to all employees of the Company and its subsidiaries. In our opinion, the Company's internal accounting controls provide reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and for maintaining accountability of assets.

The Audit Committee of the Company's Board of Directors, composed of a majority of Directors who are not officers of the Company, meets with the independent accountants, management and internal auditors periodically to discuss internal accounting controls and auditing and financial reporting matters. The Committee reviews with the independent accountants, the scope and results of the audit effort. The Committee also meets periodically with the independent accountants and the director of internal audit without management present to ensure that the independent accountants and the director of internal audit have free access to the Committee.

The independent accountants, PricewaterhouseCoopers LLP, are recommended by the Audit Committee of the Board of Directors, selected by the Board of Directors and ratified by the Company's stockholders. PricewaterhouseCoopers LLP is engaged to audit the Consolidated Financial Statements of Applied Cellular Technology, Inc. and subsidiaries and conduct such tests and related procedures as it deems necessary in conformity with generally accepted auditing standards. The opinion of the independent accountants, based upon their audits of the Consolidated Financial Statements, is contained in this Annual Report.


 /S/ Richard J. Sullivan
-------------------------------------
Richard J. Sullivan
Chairman, Board of Directors and
Chief Executive Officer



 /S/ Garrett A. Sullivan
-------------------------------------
Garrett A. Sullivan
President and Chief Operating Officer



 /S/ David A. Loppert
-------------------------------------
David A. Loppert
Vice President, Treasurer and
Chief Financial Officer

February 19, 1999

                                               Report of Independent Accountants



To the Board of Directors and
   Shareholders of Applied Cellular Technology, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Applied Cellular Technology, Inc. and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



 /S/ PricewaterhouseCoopers LLP
-------------------------------
PricewaterhouseCoopers LLP
St. Louis, Missouri
February 19, 1999

                                               Report of Independent Accountants


Board of Directors and Stockholders
Applied Cellular Technology, Inc.


We have audited the accompanying consolidated balance sheet of Applied Cellular Technology, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Cellular Technology, Inc. and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31 1997, in conformity with generally accepted accounting principles.


 /S/ Rubin, Brown, Gornstein & Co., LLP
---------------------------------------
Rubin, Brown, Gornstein & Co., LLP
St. Louis, Missouri
February 24, 1998


               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                     Assets

                                                             December 31,
                                                        ----------------------
                                                         1998            1997
                                                        -------         ------
Current Assets
   Cash and cash equivalents                            $   4,555     $   7,657
   Accounts receivable and unbilled receivables
      (net of allowance for doubtful accounts of
      $990 in 1998 and $675 in 1997)                       34,390        18,039
   Inventories                                             20,657        10,872
   Notes receivable                                         3,600         1,040
   Prepaid expenses and other current assets                2,042         1,267
                                                        ---------      --------

         Total Current Assets                              65,244        38,875

Property And Equipment, net                                15,627         5,339

Notes Receivable                                            1,445         1,275

Goodwill, net                                              33,430        12,787

Other Assets                                                8,370         3,006
                                                        ---------     ---------
                                                        $ 124,116     $  61,282
                                                        =========     =========


                      Liabilities And Stockholders' Equity

Current Liabilities
   Notes payable                                        $  23,217       $ 4,783
   Current maturities of long-term debt                     1,158           843
   Accounts payable and accrued expenses                   23,070        14,487
   Other current liabilities                                3,312            --
                                                        ---------     ---------
         Total Current Liabilities                         50,757        20,113

Long-Term Debt                                              2,838         2,199
                                                        ---------     ---------
         Total Liabilities                                 53,595        22,312
                                                        ---------     ---------
Commitments And Contingencies

Minority Interest                                           2,961         1,785
                                                        ---------     ---------
Redeemable Preferred Shares                                    --           900
                                                        ---------     ---------
Stockholders' Equity
   Preferred shares:
      Authorized 5,000 shares in 1998 of $10 par value;
         special voting, issued and outstanding 1 share
         in 1998, Class B voting, issued and outstanding
         1 share in 1998                                       --            --
   Common shares:
      Authorized  80,000 and 40,000  shares in 1998 and
         1997,  respectively,  of $.001 par value;
         issued 35,683 shares and outstanding 35,577
         shares in 1998 and 20,672 shares issued
         and outstanding in 1997                               36            21
   Common and preferred additional paid-in capital         60,517        33,680
   Retained earnings                                        7,232         2,586
   Treasury stock (carried at cost, 106 shares)              (337)           --
   Accumulated other comprehensive income                     112            (2)
                                                        ---------     ---------
         Total Stockholders' Equity                        67,560        36,285
                                                        ---------     ---------
                                                        $ 124,116      $ 61,282
                                                        =========     =========

        See the accompanying notes to consolidated financial statements.

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                      For The Years Ended December 31,
                                                  --------------------------------------
                                                     1998           1997          1996
                                                  --------------------------------------


Net Operating Revenue                             $ 207,081      $103,159       $ 19,883

Costs Of Goods Sold                                 142,893        69,408         10,524
                                                  ---------      --------       --------
Gross Profit                                         64,188        33,751          9,359

Selling, General And Administrative Expenses         55,253        28,159          8,105
                                                  ---------      --------       --------
Operating Income                                      8,935         5,592          1,254

Interest Income                                         420           192            126

Interest Expense                                     (1,653)         (978)          (200)
                                                  ---------      --------       --------
Income Before Provision For Income
   Taxes And Minority Interest                        7,702         4,806          1,180

Provision For Income Taxes                            2,588         1,769            362
                                                  ---------      --------       --------
Income Before Minority Interest                       5,114         3,037            818

Minority Interest                                       424           697            132
                                                  ---------      --------       --------
Net Income                                            4,690         2,340            686
Preferred Stock Dividends                                44            72             60
                                                  ---------      --------       --------
Net Income Available To Common Stockholders       $   4,646      $  2,268       $    626
                                                  =========      ========       ========
Earnings Per Common Share - Basic                 $     .14      $    .18       $    .19
                                                  =========      ========       ========
Earnings Per Common Share - Diluted               $     .13      $    .15       $    .15
                                                  =========      ========       ========
Weighted Average Number Of Common
   Shares Outstanding - Basic                        32,318        12,632          3,329
                                                  =========      ========       ========
Weighted Average Number Of Common
   Shares Outstanding - Diluted                      34,800        15,245          4,641
                                                  =========      ========       ========



See the accompanying notes to consolidated financial statements.


                                         APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES

                                                   CONSOLIDATED STATEMENTS OF
                                           STOCKHOLDERS' EQUITY For The Years Ended
                                               December 31, 1998, 1997 And 1996
                                                        (In thousands)


                                                                                                         Accumulated
                                                                                                         Other       Total
                                        Preferred Stock   Common Stock   Additional Retained             Compre-     Stock-
                                        ----------------  -------------  Paid-In    Earnings   Treasury  hensive     holders
                                        Number   Amount   Number Amount  Capital    (Deficit)  Stock     Income      Equity
                                        ------   ------   ------ ------  --------   ---------  --------  ------     ----------

Balance - December 31, 1995               --     $ --      2,268  $   2  $  3,358   $   (308)  $   --    $  --      $   3,052
   Net income                             --       --         --     --        --        686       --       --            686
   Issuance of common shares              --       --        483      1       132         --       --       --            133
   Issuance of common shares for
      acquisitions                        --       --      2,788      3     3,604         --       --       --          3,607
   Warrants redeemed for common shares    --       --        260     --       650         --       --       --            650
   Payments received on note receivable   --       --         --     --        72         --       --       --             72
   Settlement of note receivable          --       --         --     --       112         --       --       --            112
   Preferred stock dividends paid         --       --         --     --        --        (60)      --       --            (60)
                                        ----     ----     ------   ----  --------   --------   -------   -----       --------
Balance - December 31, 1996               --       --      5,799      6     7,928        318       --       --          8,252
                                        ----     ----     ------   ----  --------   --------   -------   -----       --------

   Net income                             --       --         --     --        --      2,340       --       --          2,340
   Comprehensive income - foreign
     currency translation                 --       --         --     --        --         --       --       (2)            (2)
                                        ----     ----     ------   ----  --------   --------   -------   -----       --------
         Total comprehensive income       --       --         --     --        --      2,340       --       (2)         2,338
   Issuance of common shares              --       --      1,572      2     5,534         --       --       --          5,536
   Issuance of common shares to redeem    --       --
        preferred stock                   --       --      1,354      1     2,499         --       --       --          2,500
   Issuance of common shares for
        acquisitions                      --       --      9,624     10    10,263         --       --       --         10,273
   Warrants redeemed for common shares    --       --      2,323      2     7,456         --       --       --          7,458
   Preferred stock dividends paid         --       --         --     --        --        (72)      --       --            (72)
                                        ----     ----     ------   ----  --------   --------   -------   -----       --------
Balance - December 31, 1997               --       --     20,672     21    33,680      2,586       --       (2)        36,285
                                        ----     ----     ------   ----  --------   --------   -------   -----       --------
   Net income                             --       --         --     --        --      4,690       --       --          4,690
   Comprehensive income - foreign
     currency translation                 --       --         --     --        --         --       --      114            114
                                        ----     ----     ------   ----  --------   --------   -------   -----       --------
         Total comprehensive income       --       --         --     --        --      4,690       --      114          4,804
   Issuance of common shares              --       --         50     --       100         --       --       --            100
   Issuance of common shares for
      acquisitions                        --       --     12,511     12    18,770         --       --       --         18,782
   Issuance of preferred shares           --       --         --     --     6,020         --       --       --          6,020
   Conversion of preferred shares to
        common shares                     --       --      1,600      2        (2)        --       --       --             --
   Warrants redeemed for common shares    --       --        850      1     1,949         --       --       --          1,950
   Preferred dividends paid               --       --         --     --        --        (44)      --       --            (44)
   Common shares repurchased              --       --       (106)    --        --         --     (337)      --           (337)
                                        ----     ----     ------   ----  --------   --------   -------   -----       --------

Balance - December 31, 1998               --     $ --     35,577   $ 36  $ 60,517   $  7,232   $ (337)   $ 112       $ 67,560
                                        ====     ====     ======   ====  ========   ========   =======   =====       ========


See the accompanying notes to consolidated financial statements.

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                      For The Years Ended December 31,
                                                                  ----------------------------------------
                                                                        1998            1997          1996
                                                                  ----------------------------------------

Cash Flows From Operating Activities
   Net income                                                     $    4,690       $   2,340    $      686
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization                                 4,501           1,874           712
         Minority interest                                               424             697           132
         (Gain) loss on sale of assets                                  (873)         (1,679)            2
         Net change in operating assets and liabilities              (11,525)         (6,549)       (2,974)
                                                                  -----------      ----------   ----------
Net Cash Used In Operating Activities                                 (2,783)         (3,317)       (1,442)
                                                                  -----------      ----------   ----------
Cash Flows From Investing Activities
   (Increase) decrease in notes receivable                            (2,338)            122           607
   Proceeds from sale of assets                                          507           2,296           564
   Payments for property and equipment and other assets               (5,068)         (2,243)         (318)
   (Payments for) proceeds from asset and business acquisitions
      (net of cash balances acquired)                                     57           3,983           (81)
                                                                  -----------      ----------   ----------
Net Cash Provided By (Used In) Investing Activities                   (6,842)          4,158           772
                                                                  -----------      ----------   ----------
Cash Flows From Financing Activities
   Net amounts borrowed (paid) on notes payable                       12,202          (2,847)          663
   Proceeds from long-term debt                                        1,011             335            21
   Payments for long-term debt                                        (6,936)           (494)         (214)
   Issuance of common shares                                           1,354           9,084           945
   Repurchase of common stock                                           (337)             --            --
   Redemption of preferred shares                                       (900)             --            --
   Preferred stock dividends paid                                        (44)            (72)          (60)
                                                                  -----------      ----------   ----------
Net Cash Provided By Financing Activities                              6,350           6,006         1,355
                                                                  -----------      ----------   ----------
Net Increase (Decrease) In Cash                                       (3,275)          6,847           685

Effect Of Exchange Rate Changes On Cash                                  173              --            --

Cash And Cash Equivalents - Beginning Of Year                          7,657             810           125
                                                                  -----------      ----------   ----------
Cash And Cash Equivalents - End Of Year                           $    4,555       $   7,657    $      810
                                                                  ==========       =========    ==========

Supplemental Disclosure Of Cash Flow Information
   Income taxes paid                                              $    2,430       $     964    $        3
   Interest paid                                                       1,534           1,012           162





See the accompanying notes to consolidated financial statements.

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 And 1997

1.       Organization And Summary Of Significant Accounting Policies


         Organization


         Applied Cellular Technology, Inc. and subsidiaries (the Company) is a full service communications company that provides a wide range of products and services to the wireless, telecommunications and digital data industry. The Company's goal is to be a single source communications provider to which businesses can turn for integrated communications systems and it intends to take advantage of the communications industry move from analog to digital and from wireline to wireless systems. The Company's services include the construction and installation of communications infrastructure, the installation of local and wide area networks and the development of specialized software for business applications. The Company also provides traditional telecommunications services such as long distance toll service, one-number dialing and call centers. The Company currently operates in the United States, Canada and the United Kingdom.

         Principles of Consolidation

         The consolidated financial statements include the accounts of Applied Cellular Technology, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

         As further discussed in Note 2, the Company acquired subsidiaries during 1998 and 1997 all of which have been accounted for under the purchase method of accounting.

         Use of Estimates

         The preparation of the financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results.

         Foreign Currencies

         The Company's foreign subsidiaries use their local currency as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders' equity.

         Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, are included in the results of operations as incurred.

         Cash And Cash Equivalents

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Unbilled Receivables


         Unbilled receivables consist of certain direct costs incurred in connection with projects not yet billed.

         Inventories

         Inventories consist of raw materials, work in process and finished goods. Inventory is valued at the lower of cost or market, determined by the first-in, first-out method. The Company closely monitors and analyzes inventory for potential obsolescence and slow-moving items based upon the aging of the inventory and the inventory turns by product. Inventory items designated as obsolete or slow-moving are reduced to net realizable value.

         Property And Equipment


         Property and equipment are carried at cost, less accumulated depreciation and amortization computed using straight-line and accelerated methods. Building and leasehold improvements are depreciated and amortized over periods ranging from 10 to 40 years and equipment is depreciated over periods ranging from 3 to 10 years.

         Goodwill And Other Intangible Assets

         Goodwill and other intangible assets are stated on the cost basis and are amortized, principally on a straight-line basis, over the estimated future periods to be benefitted (not exceeding 20 years). Goodwill and other intangible assets are periodically reviewed for impairment based on expected future undiscounted cash flows to ensure that they are appropriately valued.

         Purchased Computer Software

         Purchased computer software is stated at cost less accumulated amortization. Amortization is computed over the greater of current revenues divided by the total of expected revenues or straight-line over the number of years of expected revenue. The straight-line life is determined to be no more than five years.

         Proprietary Software In Development

         In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detail program design to product specifications and has been reviewed for high-risk development issues, or to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The straight-line life is determined to be 2 to 5 years.

         Revenue Recognition

         For programming, consulting and software licensing services and construction contracts, the Company recognizes revenue based on the percent complete for fixed fee contracts, with the percent complete being calculated as either the number of direct labor hours in the project to date divided by the estimated total direct labor hours or based upon the completion of specific task orders. It is the Company's policy to record contract losses in their entirety in the period in which such losses are foreseeable. For non fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job times the standard billing rate and adjusted to realizable value, if necessary. For product sales, the Company recognizes revenue upon shipment. There are no significant post contract support obligations at the time of revenue recognition. The Company's accounting policy regarding vendor and post-contract support obligations is based on the terms of the customers' contract, billable upon the occurrence of the post-sale support. Revenue from royalties is recognized when licensed products are shipped. Costs of goods sold are recorded as the related revenue is recognized.

         The Company does not experience significant product returns, and therefore, management is of the opinion that no allowance for sales returns is necessary. The Company has no obligation for warranties on hardware sales, because the warranty is provided by the manufacturer. The Company does not offer a warranty policy for services to customers.

         Advertising Costs


         The Company generally expenses production costs of print advertisements as of the first date the advertisements take place. Advertising expense, included in selling, general and administrative expenses, was $0.7 million in 1998, $0.9 million in 1997, $0.5 million in 1996.

         Income Taxes


         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the asset and liability approach for the financial accounting and reporting for income taxes. Income taxes include U.S. and international taxes. The Company and its U.S. subsidiaries file a consolidated federal income tax return. Income taxes are paid by the parent company and are allocated to each subsidiary through intercompany charges.

         Earnings Per Common And Common Share Equivalent


         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants, conversion of preferred stock outstanding and contingently issuable shares. All prior period earnings per share amounts have been restated to comply with SFAS 128.

         New Accounting Standards


         In 1998, the Company adopted Statement of Financial Accounting Standards (FAS) 131, Disclosures about Segments of an Enterprise and Related Information. FAS 131 supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note
         20).

         In 1998, the Company adopted Statement of Financial Accounting Standards (FAS) 130, Reporting Comprehensive Income, which establishes standards for reporting and disclosure of comprehensive income and its components. The Company's comprehensive income consists of foreign currency translation adjustments and is reported in the consolidated statements of stockholders' equity.

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)



2.       Acquisitions


 The following represents acquisitions which occurred in 1998 and 1997 (in thousands):

                                                                               Common/
                                          Date Of    Percent   Acquisition    Preferred
                                       Acquisition   Acquired    Price        Shares Issued Business Description

1998 Acquisitions
Information Products Center, Inc.      01/01/98       100%     $   1,297      1,104  Network Infrastructure services provider
Winward Electric                       01/01/98       100%         3,606      1,773  Full service electrical and communications
                                                                                     systems contractor
Americom Group                         04/01/98        80%           404        227  Provider of communications infrastructure
                                                                                     construction, maintenance, installation and
                                                                                     training services
Aurora Electric, Inc.                  04/01/98       100%         1,897      1,098  Full service electrical and communications
                                                                                     system contractor
Blue Star Electronics                  04/01/98        80%           431        203  Cable assembly manufacturer
Consolidated Micro Components          04/01/98       100%           698        392  Reseller of memory, processors and mass storage
                                                                                     devices
Data Path Technologies                 04/01/98       100%           671        385  Seller of computer systems, peripherals,
                                                                                     components and software
GDB Software Services                  04/01/98       100%           681        385  Provider of data processing consulting services
Ground Effects, Ltd.                   04/01/98        85%         2,046      1,106  Manufacturer of aluminum and steel tubes
Innovative Vacuum Solutions, Inc.      04/01/98        80%           455        276  Re-manufacturer of high-end vacuum pumps
Service Transport Company              04/01/98        80%            89         35  Transporter of computer systems and electronics
Teledata Concepts, Inc.                04/01/98       100%           308        138  Internet and telecommunications services
                                                                                     provider
TigerTel Services, Ltd.                05/01/98       100%         6,384      3,418  Call centers, voice messaging and one number
                                                                                     dialing services provider
Signature Industries, Ltd.             06/01/98        85%         4,963      3,571  Manufacturer of high-grade communications and
                                                                                     safety devices
1997 Acquisitions
Hopper Manufacturing Co., Inc.         01/01/97       100%           287        179  Re-manufacturer and distributor of automotive
                                                                                     parts
Norcom Resources, Inc.                 01/01/97        80%           538        359  Sales, service and support of mainframe
                                                                                     computers
Pizarro ReMarketing, Inc.              01/01/97        80%           356        234  Re-marketing services for the computer disc and
                                                                                     tape industry
MVAK Technologies, Inc.                02/01/97       100%           786        389  Re-manufacturer of vacuum pumps
Advanced Telecommunications, Inc.      05/01/97        80%         3,195      2,824  Telecommunications solutions provider
Signal Processors, Ltd.                05/01/97        80%         1,368      1,391  Manufacturer of satellite communication
                                                                                     technology
Cybertech Station, Inc.                07/01/97        80%           289        222  Provider of computer memory products
DLS Service Corp.                      07/01/97       100%            73         58  Value added reseller of computer software
Intermatica, Inc.                      07/01/97       100%           753        711  Software sales company
PPL, Ltd.                              07/01/97        80%           719        504  Leasing and rental services
STC Netcom, Inc.                       07/01/97        80%         1,415      1,600  Communications construction contractor
Alacrity Systems, Inc.                 10/01/97       100%         1,348        935  Software developer and marketer
C.T. Specialists, Inc.                 10/01/97       100%         1,027        758  Distributor of control systems
Canadian Network Services, Ltd.        10/01/97       100%         1,639      1,404  Provider of extended area calling services

------------------------------------------------------------------------------------------------------------------------------

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

 All of the above acquisitions have been accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements reflect the results of operations of each company from the date of acquisition. The costs of acquisitions include all payments according to the acquisition agreements plus costs for investment banking services, legal services and accounting services, that were direct costs of acquiring these assets. Goodwill resulting from these acquisitions is being amortized on a straight-line basis, over twenty years. Certain acquisition agreements include the issuance of additional shares contingent on profits of the acquired subsidiary. Upon issuance of these shares, the value will be recorded as additional goodwill. The acquisitions above include contingent shares issued upon attainment of certain profits by subsidiaries through December 31, 1998. See Note 22 for unaudited pro forma information for the above acquisitions that occurred in 1998 and 1997.

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

3.       Restructuring

         Towards the end of the third quarter of 1997, the Company made a decision to exit its retail cellular operations. During the fourth quarter of 1997, the Company completed its exit strategy and incurred costs related to the restructuring of these operations, including provisions for terminations of leases and employees and writedown of the carrying values of inventory and other assets. Costs totalling $1.7 million were included in selling, general and administrative expenses in 1997 and no material costs are to be incurred in future periods.
         All amounts were paid in 1997.


4.       Inventories (In thousands)


                                                             1998            1997
Raw materials                                             $   4,437       $   1,962
Work in process                                               2,349           1,085
Finished goods                                               15,246           8,721
                                                           --------        --------
                                                             22,032          11,768
Less:  Allowance for excess and obsolescence                  1,375             896
                                                           --------        --------
                                                          $  20,657       $  10,872
                                                          =========       =========

5.       Notes Receivable (In thousands)



                                                             1998           1997


Due from purchaser of cellular assets, personally
guaranteed by company owners, bears interest at 6.5%,
$350 due 1/1/99, remaining payable in monthly
installments of $25 including interest starting July
1999                                                      $   1,300       $      --


Due from purchaser of interconnect service business,
unsecured, payable in two payments due through December
1999                                                          1,350           1,350


Due from officers of subsidiaries, unsecured, bear
interest at varying interest rates, due on demand             1,594             328


Due from customer, unsecured, bears interest at the
prime rate, due on demand                                       226              62



APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)




Due from other, secured by maker's assets, bears
interest at 8.7% and provides for monthly payments of
principal and interest equal to 10% of the maker's net
cash revenue for each preceding month, balance due
October 2001                                                   575             575

                                                         ---------       ---------
                                                             5,045           2,315
Less:  Current portion                                       3,600           1,040
                                                         ---------       ---------
                                                         $   1,445       $   1,275
                                                         =========       =========

6.       Property And Equipment (In thousands)


                                                            1998           1997

Land                                                     $     755       $     759
Building and leasehold improvements                          4,097             875
Equipment                                                   18,021           8,691
                                                         ---------       ---------
                                                            22,873          10,325
Less:  Accumulated depreciation and amortization             7,246           4,986
                                                         ---------       ---------
                                                         $  15,627       $   5,339
                                                         =========       =========


         Included above are vehicles and equipment acquired under capital lease obligations in the amount of $1,577 and $908 at December 31, 1998 and 1997, respectively. Related accumulated depreciation amounted to $602 and $428 at December 31, 1998 and 1997, respectively.

         Depreciation and   amortization  charged  against  income  amounted  to
         $2,260, $846 and $207 for the years ended December 31, 1998, 1997 and 1996, respectively.


7.       Goodwill (In thousands)


         Goodwill consists of the excess of cost over fair value of tangible and identifiable intangible assets of companies purchased. The Company applies the principles of Accounting Principles Board Opinion No. 16, Business Combinations, and uses the purchase method of accounting for acquisitions of wholly owned and majority owned subsidiaries.



                                                         1998          1997


Original balance                                        $  35,920     $  13,790
Accumulated amortization                                   (2,490)       (1,003)
                                                        ----------    ----------
Carrying value                                          $  33,430     $  12,787
                                                        =========     =========


APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)


         Amortization    expense amounted to $1,487,  $670 and $295 for the year
         ended  December 31,  1998, 1997, and 1996, respectively.

         The Company has entered into various earnout arrangements with the selling shareholders of certain acquired subsidiaries. These arrangements provide for additional consideration to be paid in future years if certain earnings levels are met. These amounts are added to goodwill as earned.

8.       Other Assets (In thousands)



                                                                   1998            1997


Proprietary software                                              $ 5,586         $ 2,722
Purchased computer software                                           393             387
Other assets                                                          417             272
                                                                  -------         -------
                                                                    6,396           3,381
Less:  Accumulated amortization                                     1,730             976
                                                                  -------         -------
                                                                    4,666           2,405
Investment in preferred stock                                       3,000              --
Other                                                                 704             601
                                                                  -------         -------
                                                                  $ 8,370         $ 3,006
                                                                  =======         =======


         Amortization of other assets charged against income amounted to $754, $358 and $210 for the years ended December 31, 1998, 1997 and 1996, respectively.


9.       Notes Payable (In thousands)

                                                                    1998           1997

         Notes payable - banks, collateralized by business
         assets and by personal guarantees of
         officers/stockholders of certain subsidiaries.
         Interest is payable monthly at rates varying from
         prime plus 1/2% to prime plus 2-1/4% in 1998.  The
         credit lines are due through December 1999.              $ 5,974         $ 4,505

         Revolving credit line - bank, collateralized by all
         domestic assets of the Company, bearing interest at
         the prime lending rate or the London Interbank Offered
         Rate, as elected by the Company, expiring in July 1999    17,193            --



APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)



         Notes payable - other, unsecured, due on demand             50        278
                                                               --------    -------
                                                               $ 23,217    $ 4,783
                                                               ========    =======

         During the third quarter of 1998, the Company entered into a twenty million dollar line of credit with a bank, collateralized by all domestic assets of the Company (the "Credit Agreement"), at the prime lending rate or at the London Interbank Offered Rate, as elected by the Company. The Credit Agreement expires on July 31, 1999 and contains standard debt covenants relating to financial position and performance as well as restrictions on the declarations and payment of dividends. As of December 31, 1998, the outstanding balance was $17,193 and the availability was $2,807.

         On February 4, 1999, the bank increased the amount available under the revolving line of credit to twenty-three million dollars.

         The weighted  average interest   rate was  8.8%  and 9.8% for the years
         ended  December 31,  1998 and 1997, respectively.

10.      Long-Term Debt (In thousands)

                                                                 1998        1997

         Notes payable - banks, collateralized by
         subsidiaries' business assets, payable in
         monthly installments totalling $28 plus interest
         at rates of prime plus 1.5% and prime plus 2.5%
         in 1997, originally due through May 2001, paid
         off in 1998                                           $     --    $ 1,105

         Notes payable - bank, collateralized by land,
         building and aassets, payable in monthly
         installments of principal and interest totalling
         $25, bearing interest at rates between 8.15% and
         prime plus 1.5%, due through October 2002                  805         --

         Note payable - bank, collateralized by subsidiary's
         business assets, payable in monthly principal
         payments of $62 plus interest at the prime rate
         plus 1/2%, due in November 2002                          1,402         --

         Mortgage notes payable - bank, collateralized by
         buildings, payable in monthly installments of
         principal and interest  totalling $8,  bearing
         interest at rates ranging from 4.2% to 10.75%
         in 1998 and $5,  bearing  interest at 9.5% in 1997,
         due through April 2028                                     802        529


         Notes payable - finance companies and banks,
         collateralized by vehicles, payable in monthly
         principal installments of $6, bearing interest at
         rates ranging from 0.9% to 10.9% in 1998 and $6,
         bearing interest at rates ranging from 9.75% to 10.9%
         in 1997, due through June 2003                             132        114

         Notes payable - bank, collateralized by business
         assets, payable in monthly installments of principal
         and interest totalling $23,  bearing interest at
         rates ranging from 5.61% to prime  plus 2%, due
         through June 2003                                          118        869

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)


           Capital lease obligations                         737             425
                                                         -------         -------
                                                           3,996           3,042
           Less:  Current maturities                       1,158             843
                                                         -------         -------
                                                         $ 2,838         $ 2,199
                                                         =======         =======


         The scheduled maturities of long-term debt at December 31, 1998 are as follows:


                Year                                            Amount

                1999                                           $ 1,158
                2000                                               907
                2001                                               689
                2002                                               546
                2003                                               177
                Thereafter                                         519
                                                               -------
                                                               $ 3,996
                                                               =======

         Interest expense on the long and short-term notes payable (including notes payable in Note 9) amounted to $1,653, $978 and $200 for the years ended December 31, 1998, 1997, 1996, respectively.

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

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

         Long-term Debt


         The carrying amount approximates fair value because either the stated interest rates fluctuate with current market rates or the interest rates approximate the current rates at which the Company could borrow funds on a similar note.

         Accounts Payable and Accrued Expenses

         The carrying amount approximates fair value.

12.      Income Taxes (In thousands)

         The provision for income taxes consists of:

                                                        1998     1997     1996
         Current:

           United States at statutory rates           $1,747    $1,570    $ 477
           International                                 930       533       --
           Current taxes covered by net operating
                loss                                      --       (88)     (32)
                                                      -------   -------   ------
           Current income tax provision                2,677     2,015      445
                                                      -------   -------   ------
         Deferred:
           United States                                  94      (246)     (83)
           International                                (183)      --        --
                                                      -------   -------   ------
           Deferred income taxes provision (credit)      (89)     (246)     (83)
                                                      -------   -------   ------
                                                      $2,588    $1,769    $ 362
                                                      =======   =======   =====

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                           1998            1997

             Deferred Tax Assets:
                Liabilities and reserves               $    557        $    269
                Net operating loss carryforwards          3,892           3,749
                                                       --------        --------
                Gross deferred tax assets                 4,449           4,018
                Valuation allowance                      (2,994)         (3,514)
                                                       --------        --------
                                                          1,455             504
                                                       --------        --------
             Deferred Tax Liabilities:
                Accounts Receivable                         719              --
                Notes Receivable                            361              --
                Property and equipment                       10              45
                Intangible assets                           365              59
                                                       --------        --------
                                                          1,455             104
                                                       --------        --------
             Net Deferred Tax Asset                    $     --        $    400
                                                       ========        ========

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)


         The valuation allowance for deferred tax asset decreased by $520 in 1998 and increased by $3,514 in 1997.

         Approximate domestic and international income before provision for income taxes consists of :


                                          1998        1997          1996


Domestic                                $ 5,082      $ 3,132      $ 1,180
International                             2,620        1,674           --
                                        -------      -------      -------
                                        $ 7,702      $ 4,806      $ 1,180
                                        =======      =======      =======

         At December 31, 1998, the company had aggregate net operating loss carryforwards of approximately $10,200 for income tax purposes which expire in various amounts through 2012. The net operating loss carryforwards were acquired in connection with various 1997 and 1998 acquisitions and are limited as to use in any particular year based on Internal Revenue Code sections related to separate return year and change of ownership restrictions. Utilization of the Company's net operating loss carryforwards are estimated to be limited to approximately $941 per year. When realized, the tax benefit of the acquired net operating loss carryforwards will be recorded a reduction of goodwill or other long-term assets.

         The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

                                                  1998        1997        1996
                                                   %           %           %
                                                  ----        ----        ----
Statutory rate                                     34          34          34
State income taxes, net of federal benefits         5           7           4
International tax rates different from the
   the statutory US federal rate                   --          (3)         --
Realization of deferred tax asset valuation
   allowance                                       (6)         (5)         (3)
Other                                               1           4          (4)
                                                  ----        ----        ----
                                                   34          37          31
                                                  ====        ====        ====


APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)


13. Earnings Per Share (In thousands, except per share data)

         In  accordance  with  the  disclosure   requirements  of  SFAS  128,  a
         reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                                              1998          1997            1996

           Numerator:
              Net income                                    $ 4,690       $ 2,340         $   686
              Preferred stock dividends                         (44)          (72)            (60)
                                                            --------      --------        --------
           Numerator for basic earnings per share -
              net income available to common
              stockholders                                    4,646         2,268             626

           Effect of dilutive securities:
              Preferred stock dividends                          44            72              60
                                                            --------      --------        --------
           Numerator For Diluted Earnings
              Per Share - Income Available To
              Common Stockholders                           $ 4,690       $ 2,340         $   686
                                                            ========      ========        ========
           Denominator:
              Denominator for basic earnings per
                 share - weighted-average shares             32,318        12,632           3,329
                                                            --------      --------        --------
              Effect of dilutive securities:
                 Redeemable preferred stock                      85           998             580
                 Warrants                                       477           779             628
                 Employee stock options                         266           451             104
                 Contingent stock - acquisitions              1,654           385              --
                                                            --------      --------        --------
              Dilutive potential common shares                2,482         2,613           1,312
                                                            --------      --------        --------
           Denominator For Diluted Earnings
              Per Share - Adjusted Weighted-
              Average Shares And Assumed
              Conversions                                    34,800        15,245           4,641
                                                            ========      ========        ========
           Basic Earnings Per Share                         $   .14       $   .18         $   .19

           Diluted Earnings Per Share                       $   .13       $   .15         $   .15

14.      Commitments And Contingencies

         Rentals of space, vehicles, and office equipment under operating leases amounted to approximately $3.9 million, $2.7 million and $0.8 million for the years ended December 31, 1998, 1997, and 1996, respectively.

         The Company has entered into employment contracts with key officers and employees of the Company and certain subsidiaries. The agreements are for periods of one to ten years through June 2009. Some of the employment contracts also call for bonus arrangements based on earnings of the particular subsidiary.

         The approximate minimum payments required under operating leases and employment contracts that have initial or remaining terms in excess of one year at December 31, 1998 are (in thousands):

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)


                                            Minimum                  Employment
               Year                         Rental Payments          Contracts
               1999                         $   3,753                 $   7,400
               2000                             3,251                     6,700
               2001                             2,740                     5,000
               2002                             2,195                     4,000
               2003                             1,316                     1,600
               Thereafter                       2,775                       800
                                             --------                  --------
                                             $ 16,030                  $ 25,500
                                             ========                  ========

         The Company has entered into put options with the selling shareholders of various companies in which the Company acquired less than a 100% interest. These options provide for the Company to acquire the remaining portion it does not own after periods ranging from 4 to 5 years from the dates of acquisition at amounts generally equal to 10%-20% of the average annual earnings of the company before income taxes for the two-year period ending the effective date of the put multiplied by a multiple ranging from 4 to 5.

         The employment agreements for three officers of the Company include certain "change of control" provisions. At the employee's option, he may terminate his employment under the agreement at any time within one year after such change of control. The Company shall pay to the employee a severance payment based on formulas relating to parachute payment provisions of the Internal Revenue Code and prior compensation.

         Additionally, the agreements for two officers provide for certain "triggering events" which include a change in control of the Company and the termination of employment other than for cause. Upon the occurrence of a triggering event, the Company shall pay, in cash or in stock, or in a combination thereof, $12.1 million and $3.5 million, respectively, to these two officers.

15.      Profit Sharing Plan

         The Company has a Section 401(k) Plan for the benefit of eligible United States employees. The Company has made no contributions to the
         Section 401(k) Plan.

         The  Company's  International   subsidiaries  operate  certain  defined
         contribution pension schemes. The Company's expense relating to the schemes approximated $0.3 million in 1998.

16.      Redeemable Preferred Shares

         In March 1996, the Company issued nine thousand 8% convertible preferred shares at $100 per share, in exchange for 80% of Burling Instruments, Inc. If, and to the extent, the preferred shares had not been converted to common stock by the second anniversary of the initial issuance of the shares, the Company was required to redeem the preferred shares by paying $100 per share. Each holder of the preferred shares had the ability to convert their preferred shares into common shares by dividing the redemption price ($100) by $5.75 per common share. The shares were redeemed in 1998.

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

         In October 1996, the Company issued one hundred thousand 8% redeemable preferred shares at $100 per share as partial consideration for the 100% purchase of ATI Communications. For purposes of redemption of the preferred shares, each share of ACT Communications, Inc.'s common stock was valued at $10,000. During 1997, the one hundred thousand shares of preferred stock were redeemed for 1.4 million of the Company's common shares.


17.      Stockholders' Equity

         Preferred Shares

         The Company has authorized 5 million shares of preferred stock, $10.00 par value, to be issued from time to time on such terms as is specified by the Board of Directors.

         In May 1998, in connection with the Company's acquisition of Commstar Limited, an Ontario corporation ("Commstar"), the Board of Directors authorized the issuance of one share of the Company's Preferred Stock ($10.00 par value) designated as the Company's Special Voting Preferred Stock (the "Special Preferred Share"). The Special Preferred Share is entitled to a number of votes equal to the number of outstanding shares of Commstar not owned by the Company that can be exchanged for the Company's common shares. The holder of the Special Preferred Share is not entitled to receive any dividends or participate in any distribution of assets to the stockholders of the Company. When all of Commstar's exchangeable shares have been exchanged or redeemed for shares of the Company's Common Stock, the Special Preferred Share will be cancelled. The Company has the right to call the outstanding exchangeable shares with the occurrence of various events including liquidation of Commstar and at the five-year anniversary date of the acquisition. The Company initially reserved 3.4 million shares of its Common Stock to be exchanged for exchangeable shares held by the Commstar selling shareholders, 1.4 million of which have been exchanged into shares of Common Stock and 2.0 million are reserved at December 31, 1998. On July 30, 1998, Commstar acquired certain assets from Western Inbound Network, Inc., an Ontario corporation, in consideration for 0.4 million exchangeable shares.

         In June 1998, in connection with the Company's acquisition of Ground Effects Limited, an Ontario corporation ("Ground Effects"), the Board of Directors authorized the issuance of one share of the Company's Preferred Stock ($10.00 par value) designated as the Company's Class B Voting Preferred Stock (the "Class B Special Preferred Share"). The Class B Special Preferred Share is entitled to a number of votes equal to the number of outstanding shares of Ground Effects not owned by the Company that can be exchanged for the Company's common shares. The holder of the Class B Special Preferred Share is not entitled to receive any dividends or participate in any distribution of assets to the stockholders of the Company. When all exchangeable shares of Ground Effects have been exchanged or redeemed for shares of the Company's Common Stock, the Special Preferred Share will be cancelled. The Company has the right to call the outstanding exchangeable shares with the occurrence of various events including liquidation of Ground Effects and at the five-year anniversary date of the acquisition. The Company has reserved 1.1 million shares of its Common Stock to be exchanged for exchangeable shares held by Ground Effects selling shareholders, 0.2 million of which have been exchanged into shares of common stock and 0.9 million are reserved as of December 31, 1998.

         Since the Preferred Shares provide votes for the equivalent number of common shares that may be exchanged and the common shares may be exchanged at any time at the holders' option, for purposes of computing basic and diluted earnings per share (Note 13), the reserved common shares are considered to be outstanding for all periods that the Preferred Shares are issued.

         Warrants

         The Company has issued warrants convertible into shares of common stock for consideration, as follows (in thousands, except exercise price):


Class Of                                                  Exercise                        Exercisable
Warrants       Authorized    Issued       Exercised       Price       Date Of Issue       Period


Class F            300          300           260         $ 2.50         December 1994     5 years
Class H            450          450           350           2.00           August 1995     5 years
Class K            250          250            --           5.31        September 1996     5 years
Class L             51           51            50           5.35          October 1996     5 years
Class L             74           74            --           3.00          October 1996     5 years
Class N            800          800           600           3.00           August 1997     5 years
Class P            520          520            --           3.00        September 1997     5 years
Class Q            250          250           250           8.38        September 1997     5 years
Class R            125          125            --           8.38          October 1997     5 years
Class S            600          600            --           2.00            April 1998     5 years
Class U            250          250            --           8.38         November 1998     5 years
                 -----        -----         -----
                 3,670        3,670         1,510
                 =====        =====         =====

Stock Option Plan


         During 1996, the Company adopted a non-qualified stock option plan (the Option Plan) and applies APB Opinion No. 25 and related Interpretations in accounting for the Option Plan. Under the Option Plan, options are granted at an exercise price equal to fair value on the date of grant. Accordingly, no compensation cost has been recognized. Had compensation cost for the Option Plan been determined based on the fair value at the grant dates for awards under the Option Plan, consistent with the alternative method set forth under SFAS 123, Accounting for Stock-Based Compensation, the Company's net income applicable to common stockholders and earnings per common and common equivalent share would have been reduced. The pro forma amounts are indicated below (in thousands, except per share data):


                                                     1998                1997


Net Income Available To Common
  Stockholders
   As reported                                     $ 4,646             $ 2,268
   Pro forma                                       $ 2,408             $ 1,614

Earnings Per Common Share - Basic
   As reported                                      $  .14              $  .18
   Pro forma                                        $  .07              $  .13

Earnings Per Common Share - Diluted

   As reported                                      $  .13              $  .15

   Pro forma                                        $  .07              $  .11

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)


         Under the Option Plan, options for ten million and five million common shares were authorized for issuance to certain officers and employees of the Company at December 31, 1998 and 1997 respectively, of which 9.8 million had been issued through December 31, 1998. The options may not be exercised until one to three years after the options have been granted, and are exercisable for a period of five years.

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997: dividend yield of 0% in both years; expected volatility of 43.69% and 44.03%; risk-free interest rate of 8.5% for both years; and expected lives of 5 years for both years. The weighted-average fair value of options granted was $1.27 for the year ended December 31, 1998 and $1.58 for the year ended December 31, 1997. A summary of stock option activity for 1998 and 1997 is as follows (in thousands, except for per share data):


                                              1998                    1997
                                       ---------------------   -------------------
                                                   Weighted-             Weighted-
                                                     Average               Average
                                                    Exercise              Exercise
                                       Shares          Price   Shares        Price


Outstanding on January 1                3,835      $  4.39      2,180    $  4.40
Granted                                 5,367         2.80      2,487       4.62
Exercised                                  --                    (650)      4.25
Forfeited                                 (97)        4.79       (182)      4.23
                                        -----      -------      ------   -------
Outstanding on December 31              9,105         3.55      3,835       4.39
                                        -----      -------      ------   -------
Exercisable on December 31              2,885         4.48        705       4.44
                                        -----      -------      ------   -------
Shares available on December 31 for
   options that may be granted            450                   1,145
                                        -----                   ------


The following table summarizes information about stock options at December 31, 1998 (in thousands, except for exercise price data and contractual life):


                                  Outstanding Stock Options                Exercisable Stock Options
                       ------------------------------------------------  -------------------------------
                                            Weighted-
                                              Average        Weighted-                        Weighted-
                                            Remaining          Average                          Average
      Range Of                            Contractual         Exercise                         Exercise
  Exercise Prices             Shares             Life            Price          Shares            Price

   $2.00 to $3.00              2,825             6.22           $ 2.35              70           $ 2.71
   $3.01 to $4.00              3,446             5.49             3.53             930             3.93
   $4.01 to $5.00              1,929             4.70             4.38           1,185             4.38
   $5.01 to $6.00                855             5.03             5.53             700             5.57
   $6.01 to $7.00                 50             5.76             6.99              --               --
                              ------                            ------           -----           ------
   $2.00 to $7.00              9,105                            $ 3.55           2,885           $ 4.48
                              ======                            ======           =====           ======


18.      Legal Proceedings

         The Company is party to various legal proceedings. In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position or overall trends in results of the Company. The estimate of potential impact on the Company's financial position, overall results of operations or cash flows for the above legal proceedings could change in the future.

19.      Supplemental Cash Flow Information

         The changes in operating assets and liabilities are as follows (in thousands):

                                                   For The Years Ended December 31,
                                             ----------------------------------------------

                                                       1998        1997        1996

(Increase) decrease in accounts receivable
   and unbilled receivables                     $   (1,922)   $ (3,992)   $     65
Increase in inventories                             (4,148)       (657)       (826)
Increase in prepaid expenses                          (422)       (676)       (140)
Increase in deferred tax asset                         (89)       (121)        (83)
Increase (decrease) in accounts payable
   and accrued expenses                             (4,944)     (1,103)     (1,990)
                                                 ----------   ---------   ---------
                                                 $ (11,525)   $ (6,549)   $ (2,974)
                                                 ==========   =========   =========

         In the years ended  December 31, 1998,  1997 and 1996,  the Company had
         the  following   noncash   investing  and  financing   activities   (in
         thousands):


                                                1998          1997             1996


Payment of debt in exchange for common stock    $     --       $     521      $     300

Assets acquired for long-term debt                 2,042             490             --

Assets acquired for common stock                  25,408          13,485         14,396

Capital leases                                       593             124            128

Sale of assets for preferred stock                 3,000              --             --

Other                                                132              --             37

         On December 31, 1998, the Company entered into a Purchase and Sale Agreement for the sale of certain of its cellular assets. In consideration, the Company received one thousand shares of 6% first series preferred stock of the purchaser of the cellular assets in the face amount and having a liquidation value of $1 million. The first series preferred stock may be redeemed at any time through December 31, 2004. This sale resulted in a gain of $647,000 included in operating income.

         On December 31, 1998, the Company entered into an Agreement for Sale of Stock for the sale of its investment in a subsidiary company. In consideration, the Company received two thousand shares of 6% preferred stock of the purchaser of the subsidiary in the face amount and having a liquidation value of $2 million, due December 31, 2003. This sale resulted in a gain of $86,000 included in operating income.

         In 1997, one hundred thousand shares of the Company's 8% redeemable preferred shares, as discussed in Note 16, were redeemed for 1.4 million common shares. This resulted in a net decrease in goodwill of $7.5 million.

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)


20.       Segment Information


          In 1998, the Company adopted SFAS No. 131. Prior year information has been restated to present the Company's reportable segments.

          The Company is organized into seven operating segments. The seven segments and their principal products and services are as follows:


           Operating Segment           Principal Products and Services


Telecommunications                    o   Telephone services and systems
                                      o   Computer telephony integration
                                      o   Interactive voice response
                                      o   Call centers
                                      o   Voice messaging

Network Infrastructure                o   Computer systems
                                      o   Local area networks
                                      o   Application servers

Internet                              o   Electronic commerce
                                      o   Intranet
                                      o   Extranet
                                      o   Wide area networks

Communications Infrastructure         o   Communications towers
                                      o   Fiber optics
                                      o   Cabling
                                      o   Power distribution
                                      o   Communications equipment

Application Technology                o   Global positioning systems
                                      o   Field automation
                                      o   Asset management
                                      o   Satellite systems
                                      o   Corporate enterprise access
                                      o   Decision support
                                      o   Voice/data technology

Inteletek                             o   Purchase/sale of new and used computer
                                          equipment
                                      o   Peripherals
                                      o   Components
                                      o   Business continuity services
                                      o   Consulting
                                      o   Systems integration

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)


Non-Core                              o   Transportation
                                      o   Electrical components
                                      o   Control panels
                                      o   Design engineering
                                      o   Manufacturing engineering
                                      o   Automation systems
                                      o   Vacuum pumps



The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices; segment data includes an allocated charge for the corporate headquarters costs; and segment income tax expense is allocated to the segments by an application of the effective tax rate to the profit or loss of each segment. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. The Company evaluates performance based on stand alone segment operating income.

APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)


     The "Eliminations" category includes all amounts recognized upon consolidation of the Company's subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities and goodwill amortization expense.



                                                                         1998 (In thousands)
                                                            Communi-
                                        Network             cations
                            Telecommun- Infra-              Infra-    Application                    Corporate  Elimina-  Consol-
                            ications    structure Internet  structure Technology Inteletek Non-Core  Overhead   tions     idated

Net revenue from external
  customers                 $ 30,369    $ 21,282  $ 2,901   $ 43,729  $ 19,859   $ 60,877  $ 28,064  $    --    $     --  $207,081

Intersegment net revenue          --          --       --         --       --       1,949        --       --      (1,949)       --
                            --------    --------  -------   --------  --------   --------  --------  ---------  --------  --------
Total revenue                 30,369      21,282    2,901     43,729    19,859     62,826    28,064       --      (1,949)  207,081
                            ========    ========  =======   ========  ========   ========  ========  =========  ========  ========
Depreciation and
  amortization                   653          39       24        458     1,241        251       477      137       1,221     4,501
Operating income                 852       1,563      272      3,789     1,424      4,509     1,122   (3,376)     (1,220)    8,935
Interest income                  128          14        1         71        47         45        12      686        (584)      420
Interest expense                 468         144       63        111       192        340       448      471        (584)    1,653
Income tax expense
  (benefit)                     (935)        498       43      1,050      (359)       757       163      440         931     2,588

Segment assets                21,066       5,528      923     13,497    22,849     13,595    15,777  147,518    (116,637)  124,116
Expenditures for property        226          46        5        574        73        138       214      674          --     1,950


                                                                      1997 (In thousands)

                                                            Communi-
                                        Network             cations
                            Telecommun- Infra-              Infra-    Application                    Corporate  Elimina-  Consol-
                            ications    structure Internet  structure Technology Inteletek Non-Core  Overhead   tions     idated

Net revenue from external
  customers                 $ 32,208    $     --  $    --   $  8,545  $  9,574   $ 39,445  $ 13,387  $    --    $     --  $103,159
Intersegment net revenue          --          --       --         --        --      2,127        --       --      (2,127)       --
                            --------    --------  -------   --------  --------   --------  --------  ---------  --------  --------
Total revenue                 32,208          --       --      8,545     9,574     41,572    13,387       --      (2,127)  103,159
                            ========    ========  =======   ========  ========   ========  ========  =========  ========  ========
Depreciation and
  amortization                   300          --       --        104       459        108       173       17         713     1,874
Operating income               1,477          --       --        348     2,159      2,356       626     (665)       (709)    5,592
Interest income                   62          --       --          1        26          1         6      130         (34)      192
Interest expense                 491          --       --         44       103        152       212        9         (33)      978
Income tax expense
  (benefit)                      251          --       --        125       312        883       161     (203)        240     1,769

Segment assets                12,559          --       --      4,490    77,886      8,736     8,177    3,523     (54,089)   61,282
Expenditures for property        118          --       --         62       141        364       216       15          --       916


APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

                                                                        1996 (In thousands)
                                                            Communi-
                                        Network             cations
                            Telecommun- Infra-              Infra-    Application                    Corporate  Elimina-   Consol-
                            ications    structure Internet  structure Technology Inteletek Non-Core  Overhead   tions      idated

Net revenue from external
  customers                 $ 10,537    $     --  $    --   $     --  $  3,394   $  1,993  $  3,839  $   120    $     --   $ 19,883
Intersegment net revenue          --          --       --         --        --         --        --       --          --         --
                            --------    --------  -------   --------  --------   --------  --------  ---------  --------   --------
Total revenue                 10,537          --       --         --     3,394      1,993     3,839      120          --     19,883
                            ========    ========  =======   ========  ========   ========  ========  =========  ========   ========
Depreciation and
  amortization                    83          --       --         --       241          2        37        9         340        712
Operating income                 896          --       --         --       (68)       504       444      241        (763)     1,254
Interest income                   31          --       --         --        --          1         4       90          --        126
Interest expense                 137          --       --         --        23         10        23        7          --        200
Income tax expense
  (benefit)                      296          --       --         --      (181)       190       158      (37)        (64)       362
Segment assets                24,280          --       --         --    24,198      1,920     2,608    3,033     (22,831)    33,208
Expenditures for property         25          --       --         --        26          8        13       37          --        109


Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Information concerning principal geographic areas as of and for the years ended December 31, was as follows (in thousands):


                                                 United
                   United States    Canada       Kingdom       Consolidated

1998
Net revenue        $ 172,369        $ 22,017     $ 12,695      $ 207,081
Total assets          91,458          18,137       14,521        124,116


1997
Net revenue        $  96,796        $  1,381     $  4,982      $ 103,159
Total assets          56,177           1,254        3,851         61,282


1996
Net revenue        $  19,883        $    --      $    --       $  19,883
Total assets          33,208             --           --          33,208


APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)


21.       Related Party Transactions



          In connection with the acquisitions which took place in 1998, 1997 and 1996, the Company paid a related party, $0.6 million, $0.5 million and $0.5 million, respectively, for investment banking services. These payments were included in the total cost of assets purchased and are being amortized over the life of the related assets.

          In 1998, the Company sold its investment in a subsidiary company to a related party for two thousand shares of preferred stock.


22.       Pro Forma Information (Unaudited)



          The following pro forma consolidated information of the Company for the years ended December 31, 1998 and 1997 gives effect to the acquisitions, disclosed in Note 2, as if they were effective at January 1, 1997. The statement gives effect to the acquisitions under the purchase method of accounting.

          The pro forma information may not be indicative of the results that would have actually occurred if the acquisitions had been effective on the dates indicated or of the results that may be obtained in the future. The pro forma information should be read in conjunction with the consolidated financial statements and notes thereto of the Company.


                                                            Pro Forma
                                                          (In thousands)
                                                            December 31,
                                                    ----------------------------

                                                          1998            1997

Net operating revenue                                $ 230,425       $ 231,151

Net income                                               2,803           2,873

Net income available to common stockholders              2,759           2,312

Earnings per common share - basic                          .08             .08

Earnings per common share - diluted                        .08             .07


LIST OF EXHIBITS
(Item 14 (c))
    Exhibit
    Number                                  Description

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

        *10.1   1996   Non-Qualified    Stock  Option  Plan of Applied  Cellular
                Technology,  Inc., as amended  through June 13, 1998

         10.2 Credit Agreement between Applied Cellular Technology, Inc. and State Street Bank and Trust Company dated as of August 25, 1998 (incorporated herein by reference to Exhibit 10.2 to the
                Company's Quarterly Report on Form 10-Q filed with the Commission on November 16, 1998 (Commission File Number 000-26020))

         10.3 First Amendment to Credit Agreement between Applied Cellular Technology, Inc. and State Street Bank and Trust Company dated as of February 4, 1999

        *10.4   Richard J. Sullivan Employment Agreement

        *10.5   Garrett A. Sullivan Employment Agreement

        *10.6   David A. Loppert Employment Agreement

        *10.7   Scott R. Silverman Employment Agreement

        *10.8   Andrew J. Hidalgo Employment Agreement

        *10.9   Gary A. Gray Employment Agreement

        *10.10  Jerome C. Artigliere Employment Agreement

        *10.11  Tabitha Zane Employment Agreement

        *10.12  Marc Sherman Employment Agreement

         16.1 Letter from Rubin, Brown, Gornstein & Co., LLP ("RBG") concurring with the statements made by the Company in the Form 8-K report concerning RBG's resignation as the Company's principal accountant (incorporated herein by reference to
                Exhibit 16 to the Company's Current Report on Form 8-K filed with the Commission on November 4, 1998 (Commission File Number 000-26020))

         21.1   List of Subsidiaries of Applied Cellular Technology, Inc.

         27.1   Financial Data Schedule

      ------------------------

      *    Management contract or compensatory plan.