Form 10-Q
period 1999-03-31
APPLIED CELLULAR TECHNOLOGY INC
filed 1999-05-17
CIK 924642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM _______ TO

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

            Yes [X]    No[__]

     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 6, 1999:

            Class                                Number of Shares
Common Stock; $.001 Par Value                       40,449,818

                        APPLIED CELLULAR TECHNOLOGY, INC.

                                TABLE OF CONTENTS

  Item                             Description                              Page

                         PART I - FINANCIAL INFORMATION

   1.      Financial Statements
           Consolidated Balance Sheets -
              March 31, 1999 (unaudited) and December 31, 1998                3
           Consolidated Statements of Operations -
               Three Months ended March 31, 1999 and 1998
                 (unaudited)                                                  4
           Consolidated Statements of Stockholders' Equity -
               Three Months ended March 31, 1999 and 1998
                 (unaudited)                                                  5
           Consolidated Statements of Cash Flows -
               Three Months ended March 31, 1999 and 1998
                 (unaudited)                                                  6
           Notes to Consolidated Financial Statements (unaudited)             7
   2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     12
   3.      Quantitative and Qualitative Disclosures About Market Risk        24

                           PART II - OTHER INFORMATION

   1.      Legal Proceedings                                                 24
   2.      Changes In Securities                                             24
   3.      Defaults Upon Senior Securities                                   25
   4.      Submission of Matters to a Vote of Security Holders               25
   5.      Other Information                                                 25
   6.      Exhibits and Reports on Form 8-K                                  25

SIGNATURE                                                                    26
EXHIBITS

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)
                                   (Unaudited)


                                      Assets
                                                    March 31,     December 31,
                                                       1999             1998
                                                    ----------    ------------
Current Assets
   Cash and cash equivalents                        $     698       $    4,555
   Accounts receivable (net of allowance for
      doubtful accounts of $772 in 1999
      1999 and $990 in 1998)                           36,423           34,390
   Inventories                                         21,847           20,657
   Notes receivable                                     3,224            3,600
   Prepaid expenses and other current assets            2,386            2,042
                                                    ---------       ----------
         Total Current Assets                          64,578           65,244

Property And Equipment, net                            15,914           15,627

Notes Receivable                                        1,538            1,445

Goodwill, net                                          41,708           33,430

Other Assets                                            8,326            8,370
                                                    ---------        ---------

                                                    $ 132,064        $ 124,116
                                                    =========        =========

                      Liabilities And Stockholders' Equity

Current Liabilities
   Notes payable                                     $ 20,283        $  23,217
   Current maturities of long-term debt                 3,235            1,158
   Accounts payable and accrued expenses               32,254           26,382
                                                     --------        ----------
         Total Current Liabilities                     55,772           50,757

Long-Term Debt                                          3,081            2,838
                                                     --------        ----------

         Total Liabilities                             58,853           53,595
                                                    ---------        ----------

Commitments And Contingencies                              --               --
                                                    ---------        ----------

Minority Interest                                       3,204            2,961
                                                    ---------        ----------

Stockholders' Equity
   Preferred shares:
      Authorized 5,000 shares of $10 par value;
         special voting, issued and
         outstanding 1 share, Class B voting,
         issued and outstanding 1 share                    --               --
   Common shares:
      Authorized 80,000 shares of $.001 par
         value;  issued  40,556  shares and
         outstanding 40,450 shares in 1999 and
         issued 35,683 shares and outstanding
         35,577 shares in 1998                             40               36
   Common and preferred additional paid-in
         capital                                       64,719           60,517
   Retained earnings                                    5,587            7,232
   Treasury stock (carried at cost, 106 shares)          (337)            (337)
   Accumulated other comprehensive income                  (2)             112
                                                    ---------        ----------
         Total Stockholders' Equity                    70,007           67,560
                                                    ---------        ----------
                                                    $ 132,064        $ 124,116
                                                    =========        ==========

See the accompanying notes to consolidated financial statements.

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                         For The Three Months
                                                            Ended March 31,
                                                       1999              1998
                                                       -----------------------

Net Operating Revenue                                $ 51,573           38,784

Cost of Goods Sold                                     33,176           28,298
------------------------------------------------------------------------------

Gross Profit                                           18,397           10,486
------------------------------------------------------------------------------

Operating Costs and Expenses
   Selling, general and administrative expenses        17,512            9,131
   Restructuring and unusual costs                      2,550               --
------------------------------------------------------------------------------
         Total Operating Costs And Expenses            20,062            9,131
------------------------------------------------------------------------------

Operating Income (Loss)                                (1,665)           1,355

Interest Income                                           134              106

Interest Expense                                         (445)            (234)
                                                       -------          -------

Income (Loss) Before Provision (Benefit) For Income
   Taxes And Minority Interest                         (1,976)           1,227

Provision (Benefit) For Income Taxes                     (575)             518
                                                       -------          ------

Income (Loss) Before Minority Interest                 (1,401)             709

Minority Interest                                         244               94
                                                     ---------         -------

Net Income (Loss)                                      (1,645)             615

Preferred Stock Dividends                                  --               18
                                                     ---------         -------

Net Income (Loss) Available to Common Stockholders   $ (1,645)         $   597
                                                     =========         =======

Net Income (Loss) Per Common Share - Basic           $   (.04)         $   .03
Net Income (Loss) Per Common Share - Diluted         $   (.04)         $   .02

Weighted Average Number Of Common
   Shares Outstanding - Basic                          41,236           23,711
Weighted Average Number Of Common
   Shares Outstanding - Diluted                        41,909           24,956


See the accompanying notes to consolidated financial statements.


               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For The Three Month Periods Ended March 31, 1999 And 1998
                                 (In thousands)
                                   (Unaudited)




                                                                                                         Accumulated   Total
                                      Preferred Stock    Common Stock          Additional                Other         Stock-
                                      ---------------  ----------------  Paid-In    Retained   Treasury  Comprehensive holders'
                                       Number  Amount  Number    Amount  Capital    Earnings   Stock     Income        Equity
                                      -------  ------  -------   ------  --------   ---------  --------  ------------- --------

Balance - January 1, 1998                --    $ --    20,672    $ 21    $ 33,680   $  2,586   $   --     $     (3)    $ 36,284
                                      ------   -----   ------    ----    --------   ---------  -------    ---------    --------

   Net income                            --      --        --      --          --        615       --           --          615
   Comprehensive income -
      foreign currency translation       --      --        --      --          --         --       --           32           32
                                      ------   -----   ------    ----    --------   ---------  -------    ---------    --------
         Total comprehensive income      --      --        --      --          --        615       --           32          647
                                      ------   -----   ------    ----    --------   ---------  -------    ---------    --------
   Issuance of common stock              --      --     3,843       4       5,917         --       --           --        5,921
   Preferred stock dividends paid        --      --        --      --          --        (18)      --           --          (18)
                                      ------   -----   ------    ----    --------   ---------  -------    ---------    ---------

Balance - March 31, 1998                 --    $ --    24,515    $ 25    $ 39,597   $  3,183   $   --      $    29     $ 42,834
                                      ======   =====   ======    ====    ========   =========  =======     ========    ========

Balance - January 1, 1999                --    $ --    35,577    $ 36    $ 60,517   $  7,232   $ (337)     $   112     $ 67,560
                                      ------   -----   ------    ----    --------   ---------  -------     --------    --------

   Net loss                              --      --        --      --          --     (1,645)      --           --       (1,645)
   Comprehensive loss -
      foreign currency translation       --      --        --      --          --         --       --         (114)        (114)
                                      ------   -----   ------    ----    --------   ---------  -------    ---------    --------
         Total comprehensive loss        --      --        --      --          --     (1,645)      --         (114)      (1,759)
                                      ------   -----   ------    ----    --------   ---------  -------    ---------    --------
   Issuance of common shares             --      --         5      --          16         --       --           --           16
   Issuance of common shares for
      accquisition                       --      --     4,868       4       4,186         --       --           --        4,190
                                      ------   -----   ------    ----    --------   ---------  -------    ---------    --------

Balance - March 31, 1999                 --    $ --    40,450    $ 40    $ 64,719   $  5,587   $ (337)     $    (2)    $ 70,007
                                      ======   =====   ======    ====    ========   =========  =======    =========    ========



See the accompanying notes to consolidated financial statements.

               APPLIED CELLULAR TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               For The Three Months
                                                                  Ended March 31,
                                                             -----------------------
                                                                1999         1998
                                                             -----------   ---------

Cash Flows From Operating Activities
   Net income (loss)                                         $   (1,645)   $    615
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                            1,486         695
         Minority interest                                          244          94
         Gain on sale of equipment                                   --         (14)
         Loss on restructuring                                      205          --
         Change in assets and liabilities:
            (Increase) decrease in accounts receivable           (2,032)         91
            (Increase) in inventories                            (1,190)     (1,011)
            (Increase) in prepaid expenses                         (267)       (352)
            Decrease in deferred tax asset                           --          29
            Increase (decrease) in accounts payable and
               accrued expenses                                   3,617        (894)
                                                             -----------   --------
Net Cash Provided By (Used In) Operating Activities                 418        (747)
                                                             -----------   --------
Cash Flows From Investing Activities
   (Increase) decrease in notes receivable - officers               130        (211)
   (Increase) in other assets                                      (257)       (584)
     Proceeds from sale of property and equipment                    20          86
   Payments for property and equipment                             (757)       (611)
   Proceeds from (payments for) costs of asset and
      business acquisitions (net of cash balances
      acquired)                                                  (2,411)      1,279
                                                             -----------   --------
Net Cash Provided By (Used In) Investing Activities              (3,275)        (41)
                                                             -----------   --------
Cash Flows From Financing Activities
   Net amounts (paid) on notes payable                           (2,935)       (192)
   Proceeds from long-term debt                                   2,331         255
   Payments on long-term debt                                      (289)       (737)
   Redemption of preferred shares                                    --        (200)
   Preferred stock dividends paid                                    --         (72)
   Other financing costs                                           (107)         --
                                                             -----------   --------
Net Cash Provided By (Used In) Financing Activities              (1,000)       (946)
                                                             -----------   --------
Net Decrease In Cash And Cash Equivalents                        (3,857)     (1,734)

Cash And Cash Equivalents - Beginning Of Period                   4,555       7,657
                                                             -----------   --------

Cash And Cash Equivalents - End Of Period                     $     698    $  5,923
                                                             ===========   ========

Supplemental Disclosure Of Cash Flow Information
   Income taxes paid                                          $     178    $    300
   Interest paid                                                    462         154
   Noncash investing and financing activities:
      Property acquired for long-term debt                          279         352
                                                             -----------   --------


See the accompanying notes to consolidated financial statements.

                        APPLIED CELLULAR TECHNOLGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements of Applied Cellular Technology, Inc. (the "Company") as of and for the three months ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Applied Cellular Technology's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made.

         The consolidated statement of operations for the three months ended March 31, 1999 is not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1998.

2.       Principles of Consolidation

         The financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.       Inventory

         Inventory at March 31, 1999 and December 31, 1998 consists of:

                                                        March 31,   December 31,
                                                          1999          1998
                                                        ---------   ------------
         Raw materials                                  $  4,515      $ 4,437
         Work in process                                   2,015        2,349
         Finished goods                                   15,919       15,246
                                                        ---------   ----------
                                                          22,449       22,032
         Allowance for excess and obsolescence              (602)      (1,375)
                                                        =========   ==========
                                                        $ 21,847      $20,657
                                                        =========   ==========

4.       Business Restructuring and Unusual Charges

         In the first quarter of 1999, a pre-tax charge of $2,550 was recorded to cover restructuring costs of $2,236 and unusual charges of $314.

Restructuring Charge

         As part of the Company's reorganization of its core business into five reportable business groups, the Company has implemented a restructuring plan. The restructuring plan includes the exiting of selected lines of business within the Company's Telecommunications and Application Technology business groups, and

                        APPLIED CELLULAR TECHNOLGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

the associated write-off of assets. The restructuring charge of $2,236 includes asset impairments, primarily software and other intangible assets, of $1,522, lease terminations of $541, and employee separations of $173. The total charge reduced net income by $1,588.

         The following table sets forth the rollforward of the liabilities for business restructuring from January 1, 1999 through March 31, 1999:

                                   Balance,                            Balance,
                                   January 1,                          March 31,
        Type of Cost               1999        Additions  Deductions   1999
        ----------------------     ----------  ---------  ----------   ---------


        Asset Impairment            $    0     $ 1,522    $ (1,522)     $     0
        Lease terminations               0         541         (30)         511
        Employee separations             0         173         (30)         143
                                    ======     =======    =========     =======
        Total                       $    0     $ 2,236    $ (1,582)     $   654
                                    ======     =======    =========     =======


         Management   believes   that  the   remaining   reserves  for  business
restructuring are adequate to complete its plan and anticipates completing it by the end of 1999.

Unusual Items

         During the first quarter of 1999, as part of the Company's core business reorganization, the Company realigned certain operations within its Telecommunications division and has recognized impairment charges and other related costs of $314. The total charge reduced net income by $223.

                        APPLIED CELLULAR TECHNOLGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

5.       Earnings Per Share

         The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:
                                                           Three Months Ended
                                                                March 31,
                                                          ======================
                                                           1999          1998
                                                          ---------    ---------
         Numerator:
         Net (loss) income                                $ (1,645)    $    615
         Preferred stock dividends                              --          (18)
                                                          ---------    ---------
         Numerator for basic earnings per share -
              Net (loss) income available to common
                stockholders                                (1,645)         597
         Effect of dilutive securities:
             Preferred stock dividends                          --           18
                                                          ---------    ---------
         Numerator for diluted earnings per share -
             Net (loss) income available to common
                stockholders                              $ (1,645)    $    615
                                                          =========    =========
         Denominator:
         Denominator for basic earnings per share -
             Weighted-average shares (1)                    41,236       23,711
                                                          ---------    ---------
         Effect of dilutive securities -
             Redeemable preferred stock                         --          122
             Warrants                                          293          624
             Employee stock options                            380          499
                                                          ---------    ---------
         Dilutive potential common shares                      673        1,245
                                                          ---------    ---------
         Denominator for diluted earnings per share -
             Adjusted Weighted-average shares and
             assumed conversions
                                                            41,909       24,956
                                                          =========    =========

         Basic earnings per share                         $  (0.04)       $0.03
                                                          =========    =========

         Diluted earnings per share                       $  (0.04)       $0.02
                                                          =========    =========
         -----------------------

         1. Includes, for the three month period ended March 31, 1999, 1,257 shares of common stock reserved for issuance to the holders of TigerTel Services Limited's (formerly Commstar Ltd.) Exchangeable Shares and 136 shares of common stock reserved for issuance to the holder's of ACT-GFX Canada, Inc.'s Exchangeable Shares.

                        APPLIED CELLULAR TECHNOLGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)


6.       Segment Information

          In 1998, the Company adopted Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information. Prior year information has been restated to present our reportable segments.

         The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1998, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. Segment performance is evaluated based on stand-alone segment operating income.

         Following is the selected segment data as of and for the three months ended March 31, 1999:

                       --------- ---------- --------  --------- -------  --------   --------  --------- ------------  ------------
                                                      Communi-  Appli-
                       Tele-     Network              cations   cation
                       communi-  Infra-               Infra-    Tech-    Intelle-             Corporate
                       cations   structure  Internet  structure nology   sale.com   Non-Core  Overhead  Eliminations  Consolidated
                       --------- ---------- --------  --------- -------  ---------  --------  --------- ------------  ------------

External revenue        $9,012     $4,006    $997      $9,010    $6,755   $15,574   $ 6,201      $ 18     $   --       $ 51,573
Intersegment revenue        --         --      --          --        --     1,533        --        --     (1,533)            --
                        ======     ======   ======    =======    ======   =======   =======   ========   ========      =========
 Total revenue           9,012      4,006     997       9,010     6,755    17,107     6,201        18     (1,533)        51,573
                        ======     ======   ======    =======    ======   =======   =======   ========   ========      =========

Operating income
(loss)                     566        230     (23)        180      (323)    2,372       101    (4,381)      (387)        (1,665)
                        ======     ======   ======    =======   =======   =======   =======   =======   ==========     =========

Total assets            23,400      3,516   1,205      12,771    21,501    16,938    16,636   156,361   (120,264)       132,064
                       =======     ======   ======    =======   =======   =======   =======   =======   ==========     =========


         Following is the  selected  segment data as of and for the three months ended March 31, 1998:
                       --------- ---------- --------  --------- -------  --------   --------  --------- ------------  ------------
                                                      Communi-  Appli-
                       Tele-     Network              cations   cation
                       communi-  Infra-               Infra-    Tech-     Intelle-            Corporate
                       cations   structure  Internet  structure nology    sale.com  Non-Core  Overhead  Eliminations  Consolidated
                       --------- ---------- --------  --------- -------   --------- --------  --------- ------------  ------------


External revenue        $7,024     $5,446    $--      $10,001    $1,703   $10,622   $ 3,776   $   212     $   --        $38,784
Intersegment revenue        --         --     --           --        --       233       --        --        (233)           --
                        ======     ======   =====     =======   =======   =======   ========  ========  =========       =======
Total revenue            7,024      5,446     --       10,001     1,703    10,855     3,776       212       (233)        38,784
                        ======     ======   =====     =======   =======   =======   ========  ========  =========       =======

Operating income
(loss)                     359        612     --          410        42       835        (9)     (652)      (242)         1,355
                       =======     ======   =====     =======   =======   =======   ========  ========  =========       =======

Total assets            11,376      3,472     --       11,290     9,329     8,689     8,320    87,253    (66,662)        73,067
                       =======     ======   =====     =======   =======   =======   ========  ========  =========       =======

7.       Subsequent Events

         On May 7, 1999 the Company entered into an agreement to merge its wholly owned Canadian subsidiary, TigerTel Services Limited, with Contour Telecom Management, Inc., a Canadian company. Subject to Contour's shareholder approval, the Company expects to receive, in a reverse merger transaction, 27,257,188 shares of Contour's common stock, representing approximately 80% of the total outstanding shares. The transaction is expected to be accounted for under the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended December 31, 1998. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the Risk Factors sections later in this Item.

         Beginning in the fourth quarter of 1998 and continuing into 1999, we reorganized into seven operating segments to more effectively and efficiently provide integrated communications products and services to a broad base of customers. The five operating segments that represent our core competency are:

         o Telecommunications - The Telecommunications division provides telephone services and systems, computer telephony integration, interactive voice response, call centers and voice messaging.
         o Network Infrastructure - The Network Infrastructure division provides computer systems, local area networks and application servers.
         o Internet - The Internet division provides electronic commerce, intranet and extranet services and wide area networks.
         o Communications Infrastructure - The Communications Infrastructure division provides communications towers, fiber optics, cabling, power distribution and communications equipment.
         o Application Technology - The Application Technology division provides global positioning systems, satellite systems, field automation, asset management, corporate enterprise access, decision support and voice/data technology.

Operating segments outside our core competency are:

         o Intellesale.com - The Intellesale.com division, formerly known as Inteletek, purchases and sells new and used computer equipment, and provides peripherals, components, consulting, systems integration and transportation of all types of computer systems.
         o Non-Core - The Non-Core division provides electrical components, control panels, design engineering, manufacturing engineering, automation systems and vacuum pumps.

RESULTS OF OPERATIONS

         The following table summarizes our results of operations as a percentage of net operating revenue for the three month periods ended March 31, 1999 and 1998 and is derived from the unaudited consolidated statements of operations in Part I, Item, 1 of this report.

                                                           Relationship to Net Operating Revenue
                                                        ------------------------------------------
                                                         Three Months Ended    Three Months Ended
                                                           March 31, 1999        March 31, 1998
                                                                  %                     %
                                                        --------------------   -------------------

        Net operating revenue                                 100.0                 100.0
        Cost of goods sold                                     64.3                  73.0
                                                             -------               -------
        Gross margin                                           35.7                  27.0
        Selling, general and administrative expenses           34.0                  23.5
        Restructuring and unusual charges                       4.9                   0.0
                                                             -------               -------
        Operating income (loss)                                (3.2)                  3.5
        Interest income                                         0.3                   0.3
        Interest expense                                       (0.9)                 (0.6)
                                                             -------               -------
        Income (loss) before provision for income
            taxes (benefit) and minority interest              (3.8)                  3.2
        Provision (benefit) for income taxes                    1.1                  (1.4)
                                                             -------               -------
        Income (loss) before minority interest                 (2.7)                  1.8
        Minority interest                                      (0.5)                 (0.2)
                                                             -------               -------
        Net income (loss)                                      (3.2)                  1.6
        Preferred stock dividends                               0.0                  (0.1)
                                                             -------               -------
        Net income (loss) available to common
             stockholders                                      (3.2)                  1.5
                                                             =======               =======


Company Overview
----------------

Revenue

         Revenue for the first three months of 1999 was $51.6 million, an increase of $12.8 million, or 33.0%, from $38.8 million for the first three months of 1998. This significant increase is attributable to growth through acquisition of companies acquired after March 31, 1998.

Revenue generated during the first three months of 1999 and 1998 was:

         (In thousands)                             1999              1998
                                                 ----------        -----------
         Telecommunications                        $ 9,012           $  7,024
         Network Infrastructure                      4,006              5,446
         Internet                                      997                 --
         Communications Infrastructure               9,010             10,001
         Application Technology                      6,755              1,703
         Intellesale.com                            17,107             10,855
         Non-Core                                    6,201              3,776
         Corporate                                  (1,515)               (21)
                                                 ----------         ----------
         Consolidated                              $51,573           $ 38,784
                                                 ==========         ==========

Gross Margin

         The gross margin for the first three months of 1999 was $18.4 million, an increase of $7.9 million, or 75.4%, from $10.5 million for the first three months of 1998. As a percentage of revenue, the gross margin was 35.7% for the first three months of 1999 and 27.0% for the first three months of 1998. The change from the prior year is primarily due to the acquisition of several companies with different cost allocations. Also affecting the gross margin percentages were changes within the business mix and shifts in the competitive marketplace. The largest growth of gross margin dollar contributions came from the Intellesale.com, Application Technology and Telecommunications divisions. The Intellesale.com division contributed $5.1 million in gross margin for the first three months of 1999, an increase of $3.2 million or 167.9% over the first three months of 1998. The Application Technology division contributed $3.6 million in gross margin for the first three months of 1999, an increase of $2.3 million or 176.3% over the first three months of 1998. The Telecommunications division contributed $5.1 million in gross margin for the first three months of 1999, an increase of $1.5 million or 42.6% over the first three months of 1998.

Selling, General and Administrative Expense

         Selling, general and administrative expenses were $17.5 million for the first three months of 1999, an increase of $8.4 million, or 91.8%, from $9.1 million for the first three months of 1998. As a percentage of revenue, selling, general and administrative expenses were 34.0% and 23.5% for the first three months of 1999 and 1998, respectively. The increase as a percentage of revenue is due to the strengthening of the corporate infrastructure, additional costs incurred as part of our reorganization into seven business segments and additional amortization expense associated with goodwill from acquisitions.

Restructuring and Unusual Charges

         As part of the Company's reorganization of its core business into five reportable business groups, the Company has implemented a restructuring plan. The restructuring plan includes the exiting of selected lines of business within the Company's Telecommunications and Application Technology business groups, and the associated write-off of assets. The restructuring charge of $2,236 includes asset impairments, primarily software and other intangible assets, of $1,522, lease terminations of $541, and employee separations of $173. In addition, during the first quarter of 1999, as part of the Company's core business reorganization, the Company realigned certain operations within its Telecommunications division and has recognized impairment charges and other related costs of $314.

Operating Income (Loss)

         The operating loss was $1.7 million for the first three months of 1999, a decrease of $3.1 million, or 222.9%, from the $1.4 million of operating income for the first three months of 1998. Excluding the $2.6 million restructuring and unusual charges mentioned above, operating income for the first three months of 1999 was $0.9 million.

         Operating income (loss) earned during the first three months of 1999 and 1998 was:

      (In thousands)                                       1999          1998
                                                        ----------   -----------
      Telecommunications                                  $   566       $   359
      Network Infrastructure                                  230           612
      Internet                                                (23)           --
      Communications Infrastructure                           180           410
      Application Technology (1)                             (323)           42
      Intellesale.com                                       2,372           835
      Non-Core                                                101            (9)
      Corporate (including amounts incurred
         during consolidation) (1)                         (4,768)         (894)
                                                          --------      --------
      Consolidated                                        $(1,665)      $ 1,355
                                                          ========      ========
-------------

     (1) Includes restructuring and unusual charges incurred in the first three months of 1999 of $348 in the Application Technology division and $2,202 in the corporate overhead expense.

Interest Income and Expense

         Interest income was $0.1 million for the first three months of 1999 and 1998. Interest income is earned primarily from short term investments and notes receivable.

         Interest expense was $0.4 million for the first three months of 1999 and $0.2 million for the first three months of 1998. Interest expense is principally associated with revolving credit lines and notes payable.

Income Taxes

         We had an effective income tax benefit rate of 29.1% for the first three months of 1999 and had an effective tax rate of 42.2% for the first three months of 1998. The income tax benefit in 1999 was a result of the loss arising in the quarter, primarily due to the $2.6 million restructuring and unusual charges mentioned above. Changes in the effective rate primarily arise from the effect of purchase accounting, given our acquisition activities in recent years.

Segment Overview
----------------

Telecommunications

         (In thousands)                          1999       %       1998     %
                                               --------   -----   -------  -----
         Revenue                                $9,012    100.0   $ 7,024  100.0
         Gross profit                            5,135     57.0     3,602   51.3
         Selling, general and administrative     4,569     50.7     3,243   46.2
         Operating income                       $  566      6.3   $   359    5.1

         The revenue growth in the Telecommunications division came from both internal growth and through acquisition. Expansion into higher margin products and services in Canadian markets, cost control and economies of scale enabled the margins to increase.

Network Infrastructure

         (In thousands)                          1999       %       1998     %
                                               --------   -----   -------  -----
         Revenue                                $4,006    100.0   $ 5,446  100.0
         Gross profit                              820     20.5     1,140   20.9
         Selling, general and administrative       590     14.7       528    9.7
         Operating income                       $  230      5.8   $   612   11.2

         Due to increased competition within the industry, the Network Infrastructure division has begun to transition from sales of hardware to installations and the providing of value added services. During the first three months of 1999, hardware sales were down compared to the first three months of 1998, as evidenced by the lower revenue, but the gross margin held steady due to the higher margins attained from the service business. Selling, general and administrative expenses were fairly consistent for the first three months of 1999 and 1998, but increased as a percentage of revenue as a result of lower revenues.

Internet

         (In thousands)                          1999       %       1998     %
                                               --------   ------  -------  -----
         Revenue                                $  997    100.0   $   --     --
         Gross profit                              275     27.6       --     --
         Selling, general and administrative       298     29.9       --     --
         Operating income                       $  (23)    (2.3)  $   --     --

         The Internet division began operations during the second quarter of 1998.

Communications Infrastructure

         (In thousands)                           1999      %       1998    %
                                               --------   ------  -------  ----
         Revenue                               $ 9,010    100.0   $10,001  100.0
         Gross profit                            1,743     19.3     1,218   12.2
         Selling, general and administrative     1,563     17.3       808    8.1
         Operating income                      $   180      2.0   $   410    4.1

         Revenue in the Communications Infrastructure division for the first three months of 1999 decreased from the first three months of 1998 due to pricing pressures caused by increased competition within the industry. The revenue decline was partially offset by acquisitions made in the second quarter of 1998 which generated approximately $2.2 million during the first three months of 1999. The increase in gross margin percentage came as a result of careful cost management and acquisitions with higher gross margin percentages. The higher selling, general and administrative expenses, both in total and as a percentage of revenue, were due to the strengthening of the division's infrastructure and newly acquired companies with different cost allocations methods.

Application Technology

         (In thousands)                          1999       %       1998     %
                                               --------   ------  -------  -----
         Revenue                               $ 6,755    100.0   $ 1,703  100.0
         Gross profit                            3,620     53.6     1,310   76.9
         Selling, general and administrative     3,943     58.4     1,268   74.5
         Operating income                      $  (323)    (4.8)  $    42    2.4

         The Application Technology division has grown mostly though acquisition. Revenue increased 296.7% in the first three months of 1999 over the first three months of 1998. Due to the competitive nature of this industry segment, gross margins declined from 76.9% for the first three months of 1998 to 53.6% for the first three months of 1999 and could decline further in the future. The selling, general and administrative expenses for the first three months of 1999 include a $0.3 million charge for restructuring and unusual items. Excluding this charge, selling, general and administrative expenses would be 53.2% of revenue. The decline in the gross margin combined with increased selling, general and administrative expenses relating primarily to development of new products, has lowered the operating income as a percentage of revenue.

Intellesale.com

         (In thousands)                          1999       %      1998      %
                                               --------   ------  ------   -----
         Revenue                               $17,107    100.0   $10,855  100.0
         Gross profit                            5,124     30.0     1,913   17.6
         Selling, general and administrative     2,752     16.1     1,078    9.9
         Operating income                      $ 2,372     13.9   $   835    7.7

         Revenue for the first three months of 1999 increased 57.6% over revenues for the first three months of 1998. Approximately $6.3 million of this increase was contributed by companies acquired subsequent to March 31, 1998. Margins have increased steadily as a result of changes in the product mix and the additional services offered as a result of additional business lines acquired.

Non-Core

         (In thousands)                          1999      %      1998      %
                                               --------  ------  ------   -----
         Revenue                               $ 6,201   100.0   $ 3,776  100.0
         Gross profit                            1,661    26.8     1,216   32.2
         Selling, general and administrative     1,560    25.2     1,225   32.4
         Operating income                      $   101     1.6   $    (9)  (0.2)

         Revenue for the first three months of 1999 increased 64.2% over revenue for the first three months of 1998. Although there has been growth in the level of business, changes in product mix and pressures from a competitive marketplace have resulted in a decline of the gross margin from 32.2% for the first three months of 1998 to 26.8% for the first three months of 1999. Margins may continue to decline in the future. Selling, general and administrative expenses have declined as a percentage of revenue due to the disposition of a subsidiary with relatively higher selling, general and administrative costs as a percentage of revenue and acquisitions of companies with relatively lower selling, general and administrative costs as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, cash and cash equivalents totaled $0.7 million, a decrease of $3.9 million, or 84.7% from $4.6 million at December 31, 1998. Excess cash on hand has been concentrated and applied against our line of credit. Cash of $0.4 million was provided by operations for the first three months of 1999 and cash of $0.7 was used in operations during the first three months of 1998. The cash generated in the first three months of 1999 was due to net income, after adjusting for non-cash expenses. Accounts receivable increased $2.0 million as a result of slower collections. Inventories increased by $1.2 million or 5.8% to $21.9 million at March 31, 1999 from $20.7 million at December 31, 1998. This increase was primarily attributable to the lower sales in the first quarter of 1999 compared to the fourth quarter of 1998. Accounts payable and accrued expenses increased by $3.6 million as a result of careful management of accounts payable to accounts receivable collections. The cash used in the first three months of 1998 was primarily due to net income, after adjusting for non-cash expenses, and increases in inventory of $1.0 million.

     Investing activities used cash of $3.3 million during the first three months of 1999 and $41,000 during the first three months of 1998. In the first quarter of 1999, cash of $2.4 million was used to pay for the cost of asset and business acquisitions, payments of $0.8 million were made for property, plant and equipment and $0.3 million was spent on other assets. These investments were partially offset by payments received on notes receivable from officers. During the first three months of 1998, $1.3 million in cash was acquired in asset and business acquisitions. This source of cash was offset mostly by payments for property, plant and equipment of $0.6 million, increases in other assets of $0.6 million and increases in notes receivable to officers of $0.2 million.

         Cash of $1.0 million and $0.9 million was used in financing activities during the first three months of 1999 and 1998, respectively. In the first three months of 1999, proceeds from long term debt of $2.3 million were offset by $2.9 million paid on notes payable, $0.3 million paid for long term debt and $0.1 million paid for other financing costs. In the first three months of 1998, proceeds from long term debt of $0.3 million were offset by $0.7 million paid toward long term debt, $0.2 million paid for the redemption of preferred shares, $0.2 million paid on notes payable and $0.1 million paid for preferred stock dividends.

         One of our stated objectives is to maximize cash flow, as management believes positive cash flow is an indication of financial strength. However, due to our significant growth rate, our investment needs have increased. Consequently, we may continue, in the future, to use cash from operations and may continue to finance this use of cash through financing activities such as the sale of common stock and/or bank borrowing, if available.

     In August, 1998, we entered into a twenty million dollar line of credit with a bank secured by all of our domestic assets (the "Credit Agreement") at the prime lending rate or at the London Interbank Offered Rate, at our discretion. In February 1999, the amount of the Credit Agreement was increased to $23 million. The Credit Agreement expires on July 31, 1999 and contains standard debt covenants relating to financial position and performance as well as restrictions on the declarations and payment of dividends. We are in the process of negotiating a new credit facility, but have not yet entered into a definitive agreement. As of May 6, 1999, the outstanding balance was approximately $20.1 million and the availability was approximately $2.9 million.

         Our sources of liquidity include, but are not limited to, funds from operations and funds available under the Credit Agreement, which we anticipate extending or refinancing. We may be able to use additional bank borrowings, proceeds from the sale of common and preferred shares, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings. There can be no assurance however, that these options will be available, or if available, on favorable terms. We believe that our current cash position, augmented by financing activities, if available, will provide us with sufficient resources to finance our working capital requirements for the foreseeable future. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources to meet our future business requirements.

OUTLOOK

         Our objective is to continue to grow each of our operating segments internally and through acquisitions, both domestically and abroad. Our strategy has been, and continues to be, to invest in and acquire businesses that complement and add to our existing business base. We have expanded significantly through acquisitions in the past and continue to do so. Our financial results and cash flows are substantially dependent on not only our ability to sustain and grow existing businesses, but to continue to grow through acquisition. We expect to continue to pursue our acquisition strategy in 1999 and future years, but there can be no assurance that management will be able to continue to find, acquire, finance and integrate high quality companies at attractive prices.


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     Certain statements in this quarterly report, and the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Applied Cellular Technology intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our continued ability to sustain our growth through product development and business acquisitions; the successful completion and integration of future acquisitions; the ability to hire and retain key personnel; the continued development of technical, manufacturing, sales, marketing and management capabilities; relationships with and dependence on third-party suppliers; anticipated competition; uncertainties relating to economic conditions where we operate; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; rapid technological developments and obsolescence in the industries in which we operate and compete; potential performance issues with suppliers and customers; governmental export and import policies; global trade policies; worldwide political stability and economic growth; the highly competitive environment in which we operate; potential entry of new, well-capitalized competitors into our markets; changes in our capital structure and cost of capital; and uncertainties inherent in international operations and foreign currency fluctuations. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Risk Factors

         In addition to the other information contained herein, the following factors should be considered carefully in evaluating our company and its business.

Competition

         Each segment of our business is highly competitive, and it is expected that competitive pressures will continue. Many of our competitors have far greater financial, technological, marketing, personnel and other resources. The areas that we have identified for continued growth and expansion are also target market segments for some of the largest and most strongly capitalized companies in the United States, Canada and Europe. There can be no assurance that we will have the financial, technical, marketing and other resources required to compete successfully in this environment in the future.


Uncertainty of Future Financial Results

         While we have been profitable for the last three fiscal years, future financial results are uncertain. There can be no assurance that we will continue to be operated in a profitable manner. Profitability depends upon many factors, including the success of our various marketing programs, the maintenance or reduction of expense levels and our ability to successfully coordinate the efforts of the different segments of our company and its business.

Future Sales of and Market for the Shares

         As of March 31, 1999, there were 40,449,818 shares of Common Stock outstanding. In addition, 1,392,877 shares of Common Stock are reserved for issuance in exchange for the exchangeable shares of ACT-GFX Canada, Inc. and the exchangeable shares of TigerTel Services Limited (formerly Commstar, Ltd.), both wholly owned subsidiaries. Since January 1, 1999, we have issued an aggregate of 4,872,510 shares of Common Stock, of which 2,882,097 shares of Common Stock were issued as earnout payments in acquisitions, 1,952,263 were issued in exchange for exchangeable shares, and 38,150 shares of Common Stock were issued for services rendered, including services under employment agreements and employee bonuses.

         Although we previously announced that we intended to limit the use of stock in future acquisitions and to focus on cash transactions, we may effect acquisitions or contract for certain services through the issuance of Common Stock or other equity securities as we have typically done in the past. In addition, we have agreed to certain "price protection" provisions in acquisition agreements which may result in additional shares of common stock being issued to selling shareholders as of the effective date of the registration of the shares such selling shareholder previously received as consideration. Such issuances of additional securities may be viewed as being dilutive of the value of the Common Stock in certain circumstances and may have an adverse impact on the market price of the Common Stock.

Risks Associated with Acquisitions and Expansion

         We have engaged in a continuing program of acquisitions of other businesses which are considered to be complementary to our lines of business, and it is anticipated that such acquisitions will continue to occur. Our total assets were approximately $132 million as of March 31, 1999 and $124 million, $61 million, $33 million and $4 million as of December 31, 1998, 1997, 1996 and 1995, respectively. Our net operating revenue was approximately $52 million for the three months ended March 31, 1999 and approximately $207 million, $103 million, $20 million and $2 million for the years ended December 31, 1998, 1997, 1996 and 1995, respectively. Managing these dramatic changes in the scope of the business will present ongoing challenges to management, and there can be no assurance that our operations as currently structured, or as affected by future acquisitions, will be successful.

         We may require substantial additional capital, and there can be no assurance as to the availability of such capital when needed, nor as to the terms on which such capital might be made available to us. Our Credit Agreement expires on July 31, 1999 and there is no assurance that we will be able to extend or refinance the Credit Agreement or obtain terms similar to those now in place.

         It is our policy to retain existing management of acquired companies, under the overall supervision of senior management. The success of the operations of these subsidiaries will depend, to a great extent, on the continued efforts of the management of the acquired companies.


         We have entered into earnout arrangements with selling shareholders under which they are entitled to additional consideration for their interests in the companies they sold to us. Under these agreements, assuming that all earnouts are achieved, and assuming certain levels of profitability in the future, we are contingently liable for additional consideration amounting to approximately $5 million based on achieved 1999 results, approximately $2 million based on achieved 2000 results, and approximately $4 million based on achieved 2001 results. All amounts earned and payable have been accrued in the accompanying balance sheets.

         We have entered into put options with the selling shareholders of those companies in which we acquired less than a 100% interest. These options provide for us to acquire the remaining portion we do not own after periods ranging from 4 to 5 years from the dates of acquisition at amounts per share generally equal to 10% - 20% of the average annual earnings per share of the company before income taxes for, generally, a two-year period ending on the effective date of the put multiplied by a multiple ranging from 4 to 5. These requirements are recorded as changes in minority interest based upon current operating results.

Dependence on Key Individuals

         Our future success is highly dependent upon our ability to attract and retain qualified key employees. We are organized with a small senior management team, with each of our separate operations under the day-to-day control of local managers. If we were to lose the services of any member of our central management team, the overall operations could be adversely affected, and the operations of any of the individual facilities could be adversely affected if the services of the local managers should be unavailable. We have entered into employment contracts with key officers and employees of senior management and certain subsidiaries. The agreements are for periods of one to ten years through June 2009. Some of the employment contracts also call for bonus arrangements based on earnings.

         In July of 1998, we announced that we had formed an executive search committee to locate and interview candidates for the position of President and Chief Operating Officer. We expect to fill this new position by the end of the second quarter of 1999.

Lack of Dividends on Common Stock; Issuance of Preferred Stock

         We do not have a history of paying dividends on our Common Stock, and there can be no assurance that such dividends will be paid in the foreseeable future. Under the terms of a credit agreement with a bank, we may declare and pay cash dividends to our stockholders in the aggregate amount of up to $150,000 in any calendar year. We intend to use any earnings which may be generated to finance the growth of the businesses. Our Board of Directors has the right to authorize the issuance of preferred stock, without further stockholder approval, the holders of which may have preferences as to payment of dividends.

Possible Volatility of Stock Price

         Our Common Stock is quoted on the Nasdaq Stock Market(R), which stock market has experienced and is likely to experience in the future significant price and volume fluctuations which could adversely affect the market price of our Common Stock without regard to our operating performance. In addition, we believe that factors such as the significant changes to the business resulting from continued acquisitions and expansions, quarterly fluctuations in the financial results or cash flows, shortfalls in earnings or sales below analyst expectations, changes in the performance of other companies in the same market sectors and the performance of the overall economy and the financial markets could cause the price of our Common Stock to fluctuate substantially.

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

         Assessment. The Year 2000 problem could affect computers, software, and other equipment used, operated, or maintained by us. Accordingly, we are reviewing our internal computers, software, applications and related equipment and our systems other than information technology systems to ensure that they will be Year 2000 compliant. We believe that our Year 2000 plan will be completed in all material respects prior to the anticipated Year 2000 failure dates. We spent approximately $200,000 in 1998 on our Year 2000 compliance plan and estimate an additional $450,000 will be spent in 1999, most of which relates to new equipment. There can be no assurance however, that the total costs will be limited to this amount.

         Software Sold to Consumers. We are in the process of identifying all potential Year 2000 problems with any of the software products we develop and market. However, we believe that it is not possible to determine with complete certainty that all Year 2000 problems affecting our software products will be identified or corrected due to the complexity of these products. In addition, these products interact with other third party vendor products and operate on computer systems which are not under our control. For non-compliant products, we are providing recommendations as to how an organization may address possible Year 2000 issues regarding that product. Software updates are available for most, but not all, known issues. Such information is the most currently available concerning the behavior of our products and is provided "as is" without warranty of any kind. However, variability of definitions of "compliance" with the Year 2000 and of different combinations of software, firmware, and hardware may lead to lawsuits against us. The outcome of any such lawsuits and the impact on our financial results of operations, cash flow and financial position are not estimable at this time.

                 Internal Infrastructure. We believe that our major computers, software applications, and related equipment used in connection with our internal operations are not subject to significant Year 2000 problems, because the computer programs we use are primarily off-the-shelf, recently developed programs from third-party vendors. We are in the process of obtaining assurances from such vendors as to the Year 2000 compliance of their products. Most vendors are reluctant to provide written assurances and, although some vendors may make verbal assurances of Year 2000 compliance, there can be no certainty that the systems utilized will not be affected. We have assessed all 34 of our operating locations and have determined that 21 of the 34 locations are Year 2000 compliant. Of the remaining 13 locations, 7 are in the process of upgrading their current systems and 4 are replacing their systems. The remaining 2 locations are still evaluating the alternatives. All internal infrastructure systems and equipment are expected to be Year 2000 compliant prior to the anticipated Year 2000 failure dates.

         Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 problem. We have assessed all 34 of our operating locations and have determined that 30 of the 34 locations are Year 2000 compliant. The remaining 4 locations are in the process of upgrading or replacing the current systems. All non-information technology systems and equipment are expected to be Year 2000 compliant prior to the anticipated Year 2000 failure dates.

         Suppliers. We have initiated communications with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by us to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. However, we have limited or no control over the actions of these third party suppliers. Thus, while we expect that we will be able to resolve any significant Year 2000 problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 problems with these systems before the occurrence of a material disruption to our business or any of our customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on our business, financial condition, results of operations and cash flows.

         Contingency  Plans.  At  certain  subsidiaries,  where  we  feel  it is necessary, we are preparing contingency plans relating specifically to identified Year 2000 risks and developing cost estimates relating to these plans. Contingency plans may include stockpiling raw and packaging materials, increasing inventory levels, securing alternate sources of supply and other appropriate measures. We anticipate completion of the Year 2000 contingency plans prior to the anticipated Year 2000 failure dates. Once developed, Year 2000 contingency plans and related cost estimates will be tested in certain respects and continually refined as additional information becomes available.

         Most Likely Consequences of Year 2000 Problems. We expect to identify and resolve all Year 2000 problems that could materially adversely affect our business operations and cash flows. However, we believe that it is not possible to determine with complete certainty that all Year 2000 problems have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, we expect that we may suffer the following consequences:

         1.   A   significant   number   of   operational   inconveniences   and
inefficiencies  for us and our  clients  that may divert  management's  time and attention and financial and human resources from its ordinary business activities; and

         2. A lesser number of serious system failures that may require significant efforts by us or our customers to prevent or alleviate material business disruptions.

         Based on the activities described above, we do not believe that the Year 2000 problem will have a material adverse effect on our business, results of operations or cash flows. The estimate of the potential impact on our financial position, overall results of operations or cash flows for the Year 2000 problem could change in the future. The discussion of our efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. Our ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) 133, Accounting for Derivative Instruments and Hedging Activities. We do not have any derivative instruments or hedging transactions.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         With our Canadian and United Kingdom subsidiaries, we have operations and sales in various regions of the world. Additionally, we may export and import to and from other countries. Our operations may therefore be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses may be denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors.

         We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments.

         Borrowings under our Credit Agreement are either at the prime rate or at the London Interbank Offered Rate, at our election. Such rates are subject to adjustment at any time.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None pursuant to Item 103 of regulation S-K.

ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

         The following table lists all unregistered securities sold by us from January 1, 1999 through March 31, 1999. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

                                                                       Number of
                                                          Issued         Common
               Name/Entity/Nature            Note           For          Shares

         The Americom Group, Inc.             1        Acquisition       106,581
         Advanced Telecommunications, Inc.    1        Acquisition       550,000
         Cybertech Station, Inc.              1        Acquisition        49,806
         Information Products Center, Inc.    1        Acquisition       662,252
         PPL, Ltd.                            1        Acquisition       929,230
         TigerTel Services Limited            2        Acquisition        43,877
         Winward Electric Service Inc.        1        Acquisition       533,333
         Charles Phillips                     3     Asset Acquisition      7,018
         Services                             4          Services         38,150
                                                                       =========
              Total                                                    2,920,247
                                                                       =========

         -----------------
1. Represents shares issued in connection with the earnout provision of the Agreement of Sale.
2. Represents shares issued as a finders fee in connection with the Company's acquisition of TigerTel Services Limited (formerly Commstar Ltd.).
3. Represents shares issued in connection with the acquisition of certain assets by one of the Company's subsidiaries, Intellesale.com.
4. Represents shares issued for professional services or under employment or other such agreements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECUTIRY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Effective as of August 25, 1998, we entered into a Credit Agreement with State Street Bank and Trust Company. The Credit Agreement provides that we may borrow from State Street from time to time up to $20 million at either their then prime lending rate or at the London Interbank Offered Rate, at our discretion. In February 1999, the amount of the Credit Agreement was increased to $23 million. All unpaid principal and accrued interest is due and payable on July 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27       Financial Data Schedule

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     APPLIED CELLULAR TECHNOLOGY, INC.
                                     (Registrant)

Date:     May 14, 1999               By:   /S/ DAVID A. LOPPERT
                                           ----------------------------------
                                           David A. Loppert, Vice President,
                                           Treasurer and Chief Financial Officer