Form 10-Q
period 1999-06-30
APPLIED DIGITAL SOLUTIONS INC
filed 1999-08-16
CIK 924642

As Filed with the Securities and Exchange Commission on August 16, 1999
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                      -------------------------------------

                                    FORM 10-Q

                                   (Mark One)

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.
                  For the quarterly period ended June 30, 1999

                                       or

                    [ ] TRANSITION REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.
                        For the transition period from ______ to _______

                        Commission File Number: 000-26020

                         APPLIED DIGITAL SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

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

                       APPLIED CELLULAR TECHNOLOGY, INC.
                                 (Former Name)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 12, 1999:

                    Class                          Number of Shares
        Common Stock; $.001 Par Value                 46,449,084

                         APPLIED DIGITAL SOLUTIONS, INC.

                                TABLE OF CONTENTS

  Item                             Description                              Page

                         PART I - FINANCIAL INFORMATION

   1.      Financial Statements
           Consolidated Balance Sheets -
              June 30, 1999 (unaudited) and December 31, 1998                  3
           Consolidated Statements of Operations -
               Three and Six Months ended June 30, 1999 and 1998
                   (unaudited)                                                 4
           Consolidated Statements of Stockholders' Equity -
               Six Months ended June 30, 1999 and 1998 (unaudited)             5
           Consolidated Statements of Cash Flows -
               Six Months ended June 30, 1999 and 1998 (unaudited)             6
           Notes to Consolidated Financial Statements (unaudited)              7
   2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      16
   3.      Quantitative and Qualitative Disclosures About Market Risk         34

                           PART II - OTHER INFORMATION

   1.      Legal Proceedings                                                  35
   2.      Changes In Securities                                              36
   3.      Defaults Upon Senior Securities                                    36
   4.      Submission of Matters to a Vote of Security Holders                37
   5.      Other Information                                                  38
   6.      Exhibits and Reports on Form 8-K                                   38

SIGNATURE                                                                     39
EXHIBITS                                                                      40

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                     Assets

                                                                               June 30, 1999       December 31,
                                                                                (Unaudited)           1998
                                                                               -------------       ------------
Current Assets
   Cash and cash equivalents                                                   $   5,575            $   4,555
   Accounts receivable (net of allowance for doubtful accounts
      of $1,504 in 1999 and $990 in 1998)                                         54,202               34,390
   Inventories                                                                    31,444               20,657
   Notes receivable                                                                3,324                3,600
   Prepaid expenses and other current assets                                       3,253                2,042
                                                                                --------            ---------
         Total Current Assets                                                     97,798               65,244

Property And Equipment, Net                                                       18,709               15,627

Notes Receivable                                                                     920                1,445

Goodwill, Net                                                                     78,255               33,430

Other Assets                                                                      11,939                8,370
                                                                               ---------            ---------

                                                                               $ 207,621            $ 124,116
                                                                               =========            =========


                                          Liabilities and Stockholders' Equity
Current Liabilities
   Notes payable                                                               $  17,814            $  23,217
   Current maturities of long-term debt                                            9,195                1,158
   Due to shareholders of acquired subsidiary                                     15,000                  --
   Accounts payable and accrued expenses                                          37,304               26,382
                                                                               ---------            ---------
         Total Current Liabilities                                                79,313               50,757

Long-Term Debt                                                                    34,404                2,838
                                                                               ---------            ---------

         Total Liabilities                                                       113,717               53,595
                                                                               ---------            ---------


Minority Interest                                                                  9,275                2,961
                                                                               ---------            ---------
Stockholders' Equity
   Preferred shares:
      Authorized  5,000  shares of $10 par  value;  special  voting, issued and outstanding 1 share, Class B voting, issued
         and outstanding 1 share                                                     --                   --
   Common shares:
      Authorized  80,000  shares of $.001 par value;  issued  46,078 shares and outstanding 45,972 shares in 1999 and issued
         35,683 shares and outstanding 35,577 shares in 1998                          46                   36
   Common and preferred additional paid-in capital                                79,119               60,517
   Retained earnings                                                               5,928                7,232
   Treasury stock (carried at cost, 106 shares)                                     (337)                (337)
   Accumulated other comprehensive income                                           (127)                 112
                                                                               ---------            ---------
         Total Stockholders' Equity                                               84,629               67,560
                                                                               ---------            ---------

                                                                               $ 207,621            $ 124,116
                                                                               =========            =========

See the accompanying notes to consolidated financial statements.

                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                 For The Three Months       For The Six Months
                                                                    Ended June 30,             Ended June 30,
                                                             ---------------------------------------------------
                                                               1999         1998             1999         1998
                                                             ---------------------------------------------------
Revenue                                                      $72,955       $53,680        $124,528      $92,464
Cost Of Goods Sold                                            46,672        36,072          79,782       64,299
                                                             -------       -------        --------      -------
Gross Profit                                                  26,283        17,608          44,746       28,165
                                                             -------       -------        --------      -------
Operating Costs And Expenses
   Selling, general and administrative
      expenses                                                21,724        12,333          37,816       20,840
   Depreciation and amortization                               2,275         1,092           3,761        1,787
   Restructuring and unusual costs                               --            --            2,550          --
                                                             -------       -------        --------      -------
Total Operating Costs And Expenses                            23,999        13,425          44,127       22,627
                                                             -------       -------        --------      -------
Operating Income                                               2,284         4,183             619        5,538
Interest Income                                                  144           113             278          219
Interest Expense                                                (690)         (432)         (1,135)        (666)
                                                             -------       -------        --------      -------
Income (Loss) Before Provision For Income Taxes,
   Minority Interest And Extraordinary Loss                    1,738         3,864            (238)       5,091
Provision For Income Taxes                                     1,017         1,224             442        1,742
                                                             -------       -------        --------      -------
Income (Loss) Before Minority Interest And
   Extraordinary Loss                                            721         2,640            (680)       3,349
Minority Interest                                                220           275             464          369
                                                             -------       -------        --------      ------
Income (Loss) Before Extraordinary Loss                          501         2,365          (1,144)       2,980
Extraordinary Loss (net of taxes of $89)                         160           --              160          --
                                                             -------       -------        --------      -------
Net Income                                                       341         2,365          (1,304)       2,980
Preferred Stock Dividends                                        --             14             --            32
                                                             -------       -------        --------      -------
Net Income (Loss) Available to Common
   Stockholders                                              $   341       $ 2,351        $ (1,304)     $ 2,948
                                                             =======       =======        ========      =======
Income (Loss) Before Extraordinary Loss                      $   .01       $   .07        $   (.03)     $   .11
Extraordinary Loss                                                --            --             --            --
                                                             -------       -------        --------      -------
Net Income (Loss) Per Common Share - Basic                   $   .01       $   .07        $   (.03)     $   .11
                                                             =======       =======        ========      =======
Income (Loss) Before Extraordinary Loss                      $   .01       $   .07        $   (.03)     $   .10
Extraordinary Loss                                                --            --            --             --
                                                             -------       -------        --------      -------
Net Income (Loss) Per Common Share - Diluted                 $   .01       $   .07        $   (.03)     $   .10
                                                             -------       -------        --------      -------
Weighted Average Number Of
   Common Shares Outstanding - Basic                          46,325        31,761          45,347       27,759
Weighted Average Number of Common
   Shares Outstanding - Diluted                               46,829        32,928          45,989       29,053
                                                             -------       -------        --------      -------

See the accompanying notes to consolidated financial statements.

                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For The Six Month Periods Ended June 30, 1999 And 1998
                                 (In thousands)
                                   (Unaudited)

                                                                                                         Accumulated
                                      Preferred Shares   Common Shares                                     Other         Total
                                      ----------------   -------------- Additional  Retained  Tresaury  Comprehensive  Stockholders'
                                      Number    Amount   Number  Amount   Paid-In   Earnings    Stock      Income        Equity
                                      -------   ------   ------  ------ ----------  --------  --------  -------------  -------------
Balance - January 1, 1998               --      $ --     20,672  $ 21   $33,680     $ 2,586     $ --       $  (2)      $ 36,285
                                      -------   ------   ------  ------ -------     -------     ------     ------      ---------
   Net income                           --        --        --     --       --        2,980       --          --          2,980
   Comprehensive income -
      foreign currency translation      --        --        --     --       --          --        --          75             75
      unrealized gain on securities     --        --        --     --       --          --        --          14             14
                                      -------   ------   ------  ------ -------     -------     ------     ------      ---------
Total Comprehensive Income              --        --        --     --       --        2,980       --          89          3,069
   Issuance of common shares            --        --      9,629     9    15,666         --        --          --         15,675
   Issuance of preferred shares         --        --        --     --     7,825         --        --          --          7,825
   Warrants redeemed                    --        --        850     1     1,949         --        --          --          1,950
   Preferred shares dividends paid      --        --        --     --       --          (32)      --          --            (32)
                                      -------   ------   ------  ------ -------     -------     ------     ------      ---------
Balance - June 30, 1998                 --      $ --     31,151  $ 31   $59,120     $ 5,534     $ --       $  87       $ 64,772
                                      =======   ======   ======  ====== =======     =======     ======     ======      =========

Balance - January 1, 1999               --      $ --     35,577  $ 36   $60,517     $ 7,232     $(337)     $ 112       $ 67,560
                                      -------   ------   ------  ------ -------     -------     ------     ------      ---------
   Net loss                             --        --        --     --       --       (1,304)      --          --         (1,304)
   Comprehensive income -                                                                                                   --
      foreign currency translation      --        --        --     --       --          --        --        (241)          (241)
      unrealized gain on securities     --        --        --     --       --          --        --           2              2
                                      -------   ------   ------  ------ -------     -------     ------     ------      ---------
   Total Comprehensive Income           --        --        --     --       --       (1,304)      --        (239)        (1,543)
   Issuance of common shares            --        --          5    --        16         --        --          --             16
   Issuance of common shares
       for acquisition                  --        --     10,390    10    18,586         --        --          --         18,596
                                      -------   ------   ------  ------ -------     -------     ------     ------      ---------
Balance - June 30, 1999                 --      $ --     45,972  $ 46   $79,119     $ 5,928     $(337)     $(127)      $ 84,629
                                      =======   ======   ======  ====== =======     =======     ======     ======      =========

See the accompanying notes to consolidated financial statements.

                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        For The Six Months
                                                                                          Ended June 30,
                                                                                 -----------------------------
                                                                                    1999                1998
                                                                                 -----------------------------
Cash Flows From Operating Activities
   Net income (loss)                                                             $(1,304)               $2,980
   Adjustments  to  reconcile  net income  (loss) to net cash used in operating activities:
         Depreciation and amortization                                             3,761                 1,787
         Minority interest                                                           464                   369
         Loss on sale of equipment                                                    59                    73
         Non-cash  on restructuring cost                                             251                    --
         Change in assets and liabilities:
            (Increase) in accounts receivable                                     (4,781)               (3,012)
            (Increase) in inventories                                             (5,809)               (1,842)
            (Increase) in prepaid expenses                                          (277)               (1,142)
            (Increase) in deferred tax asset                                          --                   (38)
            Increase (decrease) in accounts payable and accrued
               expenses                                                            4,776                   (45)
                                                                                 -------               -------
Net Cash Used In Operating Activities                                             (2,860)                 (870)
                                                                                 -------               -------
Cash Flows From Investing Activities
   Increase in notes receivable - officers                                           (34)                 (276)
   (Increase) in other assets                                                     (1,081)               (1,359)
   Proceeds from sale of property and equipment                                       90                   111
   Payments for property and equipment                                            (2,586)               (1,933)

   Proceeds from (payments for) asset and business
      acquisitions (net of cash balances acquired)                               (15,838)                  639
                                                                                 -------               -------
Net Cash Used In Investing Activities                                            (19,449)               (2,818)
                                                                                 -------               -------
Cash Flows From Financing Activities
   Net amounts borrowed (paid) on notes payable                                  (11,119)                  481
   Proceeds from long-term debt                                                   44,765                   891
   Payments on long-term debt                                                     (7,252)               (2,115)
   Redemption of preferred shares                                                     --                  (200)
   Preferred stock dividends paid                                                     --                   (72)
   Issuance of common shares                                                          --                 2,350
   Other financing costs                                                          (3,065)                  --
                                                                                 -------               -------
Net Cash Provided By Financing Activities                                         23,329                 1,335
                                                                                 -------               -------
Net Increase (Decrease) In Cash And Cash Equivalents                               1,020                (2,353)
Cash And Cash Equivalents - Beginning Of Period                                    4,555                 7,657
                                                                                 -------               -------
Cash And Cash Equivalents - End Of Period                                        $ 5,575                $5,304
                                                                                 =======                ======

Supplemental Disclosure Of Cash Flow Information
   Income taxes paid                                                             $   483                $1,479
   Interest paid                                                                   1,275                   587
   Noncash investing and financing activities:
      Assets acquired for long-term debt                                             633                   508
      Due to shareholders of acquired subsidiary                                  15,000                   --
                                                                                 -------               -------

See the accompanying notes to consolidated financial statements.

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements of Applied Digital Solutions, Inc. (formerly Applied Cellular Technology, Inc.) (the "Company") as of June 30, 1999 and December 31, 1998 and for the three and six months ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Copmpany's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made.

         The consolidated statement of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1998.

2.       Principles of Consolidation

         The financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.       Inventory

         Inventory at June 30, 1999 and December 31, 1998 consists of:

                                                     June 30,      December 31,
                                                         1999              1998
                                              ---------------- -----------------
         Raw materials                                $ 4,033           $ 4,437
         Work in process                                2,742             2,349
         Finished goods                                25,633            15,246
                                              ---------------- -----------------
                                                       32,408            22,032
         Allowance for warranty, excess                  (964)           (1,375)
          and obsolescence                    ================ =================
                                                      $31,444          $ 20,657
                                              ================ =================

4.       Financing Agreements

          In August, 1998, the Company entered into a $20 million line of credit with State Street Bank and Trust Company secured by all of our domestic assets at the prime lending rate or at the London Interbank Offered Rate, at our discretion. In February 1999, the amount of the credit available under the facility was increased to $23 million.

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)


          On May 25, 1999, the Company entered into a Term and Revolving Credit Agreement with IBM Credit Corporation (the "IBM Agreement"). On May 26, 1999, the Company repaid the amount due to State Street Bank and Trust Company. The Term and Revolving Credit Agreement provides for:

          (a) a revolving credit line of up to $33.5 million, designated as follows: (i) a USA revolving credit line of up to $22 million, (ii) a Canadian revolving credit line of up to $8.5 million, and (iii) a United Kingdom revolving credit line of up to $3 million.

          (b)       a term loan A of up $22 million.

          (c)       a term loan B of up to $35 million, and

          (d) a term loan C designated in Canadian dollars of up to CND$6.645 million (See Note 11).


         The revolving credit line may be used for general working capital requirements, capital expenditures and certain other permitted purposes. The USA revolving credit line bears interest at the 30-day LIBOR rate plus 1.75%; the Canadian revolving credit line bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 0.1707%; the UK revolving credit line bears interest at the base rate as announced by the National Westminster Bank PLC of England each month plus 1.4207%. As of June 30, 1999, the LIBOR rate was approximately 4.9% and approximately $9.8 million was outstanding on the revolving credit line.

          Term loan A, which was used to pay off State Street Bank and Trust Company, bears interest at the 30-day LIBOR rate plus 1.75%, will be amortized in quarterly installments over six years and is repayable in full on the third anniversary of the closing date of the loan. As of June 30, 1999, approximately $22.0 million was outstanding on this loan.

         Term loan B, which may be used for acquisitions, bears interest at the 30-day LIBOR rate plus 1.75%, will be amortized in quarterly installments over six years and is repayable in full on the third anniversary of the closing date of the loan. As of June 30, 1999, approximately $15.8 million was outstanding on this loan.

         Term loan C, which will be used by our Canadian subsidiaries to repay their outstanding loans to their existing lenders, bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 0.1707%, will be amortized in quarterly installments over six years and is repayable in full on the third anniversary of the closing date of the loan. As of June 30, 1999, no advances had been made under the Term loan C facility. (See
Note 11).

          The agreement contains standard debt covenants relating to the financial position and performance as well as restrictions on the declarations and payment of dividends. As of June 30, 1999, the Company was in compliance with all debt covenants.

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)


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

         The following table sets forth the rollforward of the liabilities for business restructuring from January 1, 1999 through June 30, 1999:

                                     Balance,                                   Balance,
                                   January 1,                                   June 30,
        Type of Cost                     1999      Additions     Deductions         1999
        ---------------------     -----------     ---------     ----------     ---------


        Asset Impairment             $     --       $ 1,522      $ (1,522)      $    --
        Lease terminations                 --           541           (30)          511
        Employee separations               --           173           (30)          143
                                     =========      ========     =========      ========
        Total                        $     --       $ 2,236      $ (1,582)      $   654
                                     =========      ========     =========      ========

         Management   believes   that  the   remaining   reserves  for  business
restructuring are adequate to complete its plan and anticipates completing the plan and paying all related cash amounts by the end of 1999.

Unusual Items

         During the first quarter of 1999, as part of the Company's core business reorganization, the Company realigned certain operations within its Telecommunications division and has recognized impairment charges and other related costs of $314. The total charge reduced net income by $223.

6.       Extraordinary Loss

          In connection with the early retirement of the Company's line of credit with State Street Bank and Trust Company and its simultaneous refinancing with IBM Credit Corporation, deferred financing fees associated with the State Street Bank and Trust agreement were written off during the second quarter of 1999. The total amount of the write off classified as an extraordinary loss was $160, net of income taxes.

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)


7.       Earnings Per Share

         The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

                                                                Three Months Ended        Six Months Ended
                                                                    June 30,                   June 30,
                                                                1999         1998         1999           1998
                                                            ------------------------------------------------------

Numerator:
Net income (loss)                                                   $341       $2,365       $(1,304)       $2,980
Preferred stock dividends                                             --          (14)           --           (32)
                                                            ------------------------------------------------------
Numerator for basic earnings per share -
     Net income available to common stockholders                     341        2,351        (1,304)        2,948
Effect of dilutive securities:
    Preferred stock dividends                                         --           14            --            32
                                                            ------------------------------------------------------
Numerator for diluted earnings per share -
    Net income available to common stockholders                     $341       $2,365       $(1,304)       $2,980
                                                            ======================================================
Denominator:
Denominator for basic earnings per share -
    Weighted-average shares (1)                                   46,325       31,761        45,347        27,759
                                                            ------------------------------------------------------
Effect of dilutive securities -
    Redeemable preferred stock                                        --          122            --           122
    Warrants                                                         155          752           229           860
    Employee stock options                                           349          201           413           266
    Contingent stock - acquisitions                                   --           92            --            46
                                                            ------------------------------------------------------
Dilutive potential common shares                                     504        1,167           642         1,294
                                                            ------------------------------------------------------
Denominator for diluted earnings per share - Adjusted
    Weighted-average shares and assumed conversions
                                                                  46,829       32,928        45,989        29,053
                                                            ======================================================

Basic earnings per share                                           $0.01        $0.07       $ (0.03)        $0.11
                                                            ======================================================

Diluted earnings per share                                         $0.01        $0.07       $ (0.03)        $0.10

                                                            ======================================================

-----------------------
1. Includes, for the three and six month periods ended June 30, 1999, 1,393 and 1,353 shares of common stock reserved for issuance to the holders of TigerTel Services Ltd.,'s Exchangeable Shares and ACT-GFX Canada, Inc.'s Exchangeable Shares, respectively.


                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)


8.       Segment Information

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

         Following is the selected segment data as of and for the three months ended June 30, 1999:

                      --------- --------   ------  ----------   -------  ---------  -------- --------- ----------   ------------
                                                   Communi      Appli-
                      Tele-     Network            cations      cation
                      communi-  Infra-     Inter-  Infra-       Techno-  Intelle-            Corporate
                      cations   structure  net     structure    logy     sale.com   Non-Core Overhead  Elimination  Consolidated
                      --------- --------   ------  ----------   -------  ---------  -------- --------- ----------   ------------
External revenue       $13,523   $8,501    2,121     $12,096    $7,943    $23,499   $ 5,253       $19     $  --       $72,955
Intersegment revenue        --       --      --          --        --         655      --          --      (655)          --
                      --------- --------   ------  ----------   -------   --------  -------- --------- ----------   ----------
Total revenue           13,523    8,501    2,121      12,096     7,943     24,154     5,253        19      (655)       72,955
                      ========= ========   ======  ==========   =======   ========  ======== ========= ==========   ==========

Operating income
(loss)                     285      796      274         631       443      1,566       198    (1,221)     (688)        2,284
                      ========= ========   ======  ==========   =======   ========  ======== ========= ==========   ==========

Total assets            27,382    8,250    2,128      17,912    26,367     49,664    14,196    61,722        --       207,621
                      ========= ========   ======  ==========   =======   ========  ======== ========= ==========   ==========

         Following is the selected segment data as of and for the six months ended June 30, 1999:

                      --------- --------   ------  ----------   -------  ---------  -------- --------- ----------   ------------
                                                   Communi      Appli-
                      Tele-     Network            cations      cation
                      communi-  Infra-     Inter-  Infra-       Techno-  Intelle-            Corporate
                      cations   structure  net     structure    logy     sale.com   Non-Core Overhead  Elimination  Consolidated
                      --------- --------   ------  ----------   -------  ---------  -------- --------- ----------   ------------
External revenue       $23,532  $12,507    2,121     $22,389    $14,698    $39,072  $10,170       $39   $    --     $ 124,528
Intersegment revenue        --       --       --          --         --      2,188       --        --    (2,188)           --
                      --------- --------   ------  ----------   -------   --------  -------- ---------  ---------   ----------
Total revenue           23,532   12,507    2,121      22,389     14,698     41,260   10,170        39    (2,188)    $ 124,528
                      ========= ========   ======  ==========   =======   ========  ======== =========  =========   ==========

Operating income
(loss)                     750    1,014      271         691         61      3,936      387    (5,416)   (1,075)          619
                      ========= ========   ======  ==========   =======   ========  ======== ========= ==========   ==========

Total assets            27,382    8,250    2,128      17,912     26,367     49,664   14,196    61,722        --       207,621
                      ========= ========   ======  ==========   =======   ========  ======== ========= ==========   ==========

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

         Following is the selected segment data as of and for the three months ended June 30, 1998:

                      --------- --------   ------  ----------   -------  ---------  -------- --------- ----------   ------------
                                                   Communi      Appli-
                      Tele-     Network            cations      cation
                      communi-  Infra-     Inter-  Infra-       Techno-  Intelle-            Corporate
                      cations   structure  net     structure    logy     sale.com   Non-Core Overhead  Elimination  Consolidated
                      --------- ---------  ------  ----------   -------  ---------  -------- --------- ----------   ------------
External revenue       $ 8,497  $ 5,131    $ --     $ 11,881   $ 4,585   $ 17,575   $ 6,224   $  (213)     $  --     $ 53,680
Intersegment revenue        --       --      --           --        --        299        --        --       (299)          --
                      --------- --------   ------  ----------  --------  ---------  -------- --------- ----------   ----------
Total revenue            8,497    5,131      --       11,881     4,585     17,874     6,224      (213)      (299)      53,680
                      ========= ========   ======  ==========  ========  =========  ======== ========= ==========   ==========
Operating income
(loss)                   1,514      197      --        1,274       434      1,556       280      (763)      (309)       4,183
                      ========= ========   ======  ==========  ========  =========  ======== ========= ==========   ==========
Total assets            19,128    4,574      --       16,624    20,448     12,651    13,684    26,576         --      113,685
                      ========= ========   ======  ==========  ========  =========  ======== ========= ==========   ==========

         Following is the selected segment data as of and for the six months ended June 30, 1998:

                      --------- --------   ------  ----------   -------  ---------  -------- --------- ----------   ------------
                                                   Communi      Appli-
                      Tele-     Network            cations      cation
                      communi-  Infra-     Inter-  Infra-       Techno-  Intelle-            Corporate
                      cations   structure  net     structure    logy     sale.com   Non-Core Overhead  Elimination  Consolidated
                      --------- --------   ------  ----------   -------  ---------  -------- --------- ----------   ------------
External revenue      $ 15,521  $10,577    $ --     $ 23,803   $ 6,288   $ 28,196   $ 8,079      $ --      $ --     $  92,464
Intersegment revenue        --       --      --           --        --        532        --        --      (532)           --
                      --------- --------   ------  ----------  --------  ---------  -------- --------- ----------   ----------
Total revenue           15,521   10,577      --       23,803     6,288     28,728     8,079        --      (532)       92,464
                      ========= ========   ======  ==========  ========  =========  ======== ========= ==========   ==========
Operating income
(loss)                   1,874      809      --        1,724       475      2,391       232    (1,426)     (541)        5,538
                      ========= ========   ======  ==========  ========  =========  ======== ========= ==========   ==========

Total assets            19,128    4,574      --       16,624    20,448     12,651    13,684    26,576        --       113,685
                      ========= ========   ======  ==========  ========  =========  ======== ========= ==========   ==========

         During the second quarter of 1999, several adjustments were made to the composition of the Telecommunications, Internet, Communications Infrastructure and Non-core divisions to better align the strengths of the respective divisions with the objectives of those divisions. Following is the selected segment data as of and for the three months ended June 30, 1998 had these adjustments not occurred.

                                                      -----------------    --------     --------------     --------
                                                                                        Communications
                                                      Telecommunications   Internet     Infrastructure     Non-Core
                                                      ------------------   --------     --------------     --------
External revenue                                          $ 7,599           $ 898         $ 10,342         $ 7,763
Intersegment revenue                                           --              --               --              --
                                                          -------          ------         --------         -------
Total revenue                                               7,599             898           10,342           7,763
                                                          =======          ======         ========         =======
Operating income (loss)
                                                            1,359             155            1,242             312
                                                          =======          ======         ========         =======
Total assets                                               18,460             668           13,997          16,311
                                                          =======          ======         ========         =======

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)


         Following is the selected segment data as of and for the six months ended June 30, 1998 had these adjustments not occurred.

                                                      -----------------    --------     --------------     --------
                                                                                        Communications
                                                      Telecommunications   Internet     Infrastructure     Non-Core
                                                      ------------------   --------     --------------     --------

External revenue                                         $ 14,623          $  898        $  20,346         $11,536
Intersegment revenue                                           --              --               --              --
                                                         --------          ------        ---------         -------
Total revenue                                              14,623             898           20,346          11,536
                                                         ========          ======        =========         =======

Operating income (loss)
                                                            1,719             155            1,654             302
                                                         ========          ======        =========         =======

Total assets                                               18,460             668           13,997          16,311
                                                         ========          ======        =========         =======

9.       Mergers and Acquisitions

         In April 1999, in transactions accounted for under the purchase method of accounting, we acquired:

         (a) 100% of the outstanding shares of common stock of Port Consulting, Inc., an integrator of information technology application systems and custom application development services in consideration for $621 at closing, and the assumption of debt of approximately $579. Up to an additional $2,000 is payable in each of 2002 and 2004 if certain earnings targets are achieved.

         (b) 100% of the outstanding common shares of Hornbuckle Engineering, Inc., an integrated voice and data solutions provider based in Monterey, California, for $3,680 paid with 555 shares of our Common Stock with a fair value of approximately $2,000 and a cash payment of approximately $1,700. Up to an additional $2,000 is payable in the future if certain earnings targets are achieved.

         (c) 100% of Lynch Marks & Associates, Inc., a network integration company based in Berkley, California in exchange for 773 shares of our Common Stock with a fair value of $2,526 and up to an additional $3,200 payable in the future if certain earnings targets are achieved.

         (d) 100% of STR, Inc., a software solutions company based in Cleveland, Ohio in exchange for 932 shares of our Common Stock with a fair value of $3,050 and up to an additional $8,000 payable in the future if certain earnings targets are achieved.

         These four acquisitions were accounted for using the purchase method of accounting. Fair value of net assets acquired and liabilities assumed was $1,029, resulting in goodwill of $8,898. This goodwill will be amortized over 20 years.

         In May 1999, the Company entered into an agreement to merge its wholly owned Canadian subsidiary, TigerTel Services Limited, with Contour Telecom Management, Inc., a Canadian company. The Company received, in a reverse merger transaction, 19,769 shares of Contour's common stock, representing approximately 75% of the total outstanding shares, with a fair value of $5,627. The transaction was accounted for under the purchase method of accounting. Fair value of net assets acquired and liabilities assumed was $875, resulting in goodwill of $4,752. This goodwill will be amortized over 20 years.

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

         In June 1999, our subsidiary Intellesale.com, Inc., purchased all of the shares of Bostek, Inc. and Micro Components International, Incorporated (collectively, "Bostek") for $25,200, of which $10,200 was paid in cash at closing. Upon a successful initial public offering of Intellesale.com, $10,000 will be payable in stock of Intellesale.com and the remaining amount will be payable in cash over time. In the event an initial public offering does not occur, the $10,000 will be payable in cash. An additional $5,000 is contingent upon the achievement of certain earnings targets. Bostek is engaged in the business of acquiring open-box and off-specification computer equipment and selling such equipment, using the internet and other selling channels. The transaction was accounted for under the purchase method of accounting. Fair value of net assets acquired and liabilities assumed was $3,747, resulting in goodwill of $21,458. This goodwill will be amortized over 20 years.

         Total assets acquired, including goodwill, during the second quarter of 1999 are summarized as follows:

Purchase price                                                  $40,759
Net assets acquired                                               5,650
                                                             -----------
Goodwill                                                        $35,109
                                                             ===========

         Unaudited pro forma results of operations for the six months ended June 30, 1999 and 1998 are included below. Such pro forma information assumes that the above transactions had occurred as of January 1, 1999 and 1998, respectively.

                                                      Six Months Ended June 30,
                                                         1999            1998
                                                      -----------  -------------
Revenues                                                $178,205        $149,223
Income (loss) before extraordinary loss                   (1,286)          2,909
Net income (loss)                                         (1,446)          2,909

10.      Amendments to Purchase Agreements

          In the second quarter of 1999, the Company settled put options that were entered into with the selling shareholders of various companies in which the Company acquired a less than 100% interest. The Company agreed to pay $3.9 million in a combination of cash and stock of one of the Company's subsidiaries, Intellesale.com, in exchange for the remaining ownership interest.

          Several of the purchase agreements for the subsidiaries contained a provision whereby the seller could obtain additional "earnout paymnents" upon achievement of certain earnings targets. The Company entered into agreements during the second quarter of 1999 to fix the amount of these payments at $6.4 million in a combination of cash and stock of Intellesale.com.

          The above settlements are contingent upon the successful completion of a planned public offering of Intellesale.com within one year of the date of the settlement.

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)


11.       Subsequent Events

          On July 30, 1999, we amended and restated the IBM Agreement to reflect the refinancing of our Canadian subsidiaries' term debt and revolving credit lines with an affiliate of IBM Credit Corporation. The amended and restated IBM Agreement provides for, amongst other things, (i) an increase in the Canadian revolving line of credit from C$8.5 million to C$9.0 million, and (ii) an increase in Term Loan C from C$6.645 million to C$10.0 million. On July 30, 1999 and August 4, 1999, C$6.0 million and C$4.0 million were borrowed against Term Loan C, respectively.

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


RECENT DEVELOPMENTS

         During the second quarter of 1999, the Company undertook several acquisitions. In April 1999, we acquired:

         (a) 100% of the outstanding shares of common stock of Port Consulting, Inc., an integrator of information technology application systems and custom application development services,

         (b) 100% of the outstanding common shares of Hornbuckle Engineering, Inc., an integrated voice and data solutions provider based in Monterey, California,

         (c) 100% of Lynch Marks & Associates, Inc., a network integration company based in Berkley, California,

         (d) 100% of STR, Inc., a software solutions company based in Cleveland, Ohio.

         In May 1999, the Company entered into an agreement to merge its wholly owned Canadian subsidiary, TigerTel Services Limited, with Contour Telecom Management, Inc., a Canadian company. The Company received, in a reverse merger transaction, 19,769 shares of Contour's common stock, representing approximately 75% of the total outstanding shares.

         In June 1999, our subsidiary Intellesale.com, Inc., purchased all of the shares of Bostek, Inc. and Micro Components International, Incorporated (collectively, "Bostek"). Bostek is engaged in the business of acquiring open-box and off-specification computer equipment and selling such equipment, using the internet and other selling channels.

         All acquisitions were accounted for using the purchase method of accounting. Total assets acquired, including goodwill, during the second quarter of 1999 are summarized as follows:

Purchase price                                                   $40,759
Net assets acquired                                                5,650
                                                               ==========
Goodwill                                                         $35,109
                                                               ==========

          The Company is planning to file a registration statement with the Securities and Exchange Commission (SEC) in preparation for the offering of shares of one of its subsidiaries, Intellesale.com, to the public. In connection with the proposed registration, in the second quarter of 1999, the Company settled put options that were entered into with the selling shareholders of various companies in which the Company acquired a less than 100% interest. The Company agreed to pay $3.9 million in a combination of cash and stock of Intellesale.com, in exchange for the remaining ownership interest. Several of the purchase agreements for the subsidiaries contained a provision whereby the seller could obtain additional "earnout payments" upon achievement of certain earnings targets. The Company entered into agreements during the second quarter of 1999 to fix the amount of these payments at $6.4 million in a combination of cash and stock of Intellesale.com. The above settlements are contingent upon the successful completion of the planned public offering of Intellesale.com within one year of the date of the settlement.

         During the second quarter of 1999, several adjustments were made to the composition of the Telecommunications, Internet, Communications Infrastructure and Non-core divisions to better align the strengths of the respective divisions with the objectives of those divisions. Prior year information has been restated to present our reportable segments.

         As part of the Company's reorganization of its core business into five reportable business groups, the Company has implemented a restructuring plan. The restructuring plan includes the exiting of selected lines of business within the Company's Telecommunications and Application Technology business groups, and the associated write-off of assets. In the first quarter of 1999, the Company incurred a restructuring charge of $2,236 that includes asset impairments, primarily software and other intangible assets, of $1,522, lease terminations of $541, and employee separations of $173. In addition, during the first quarter of 1999, as part of the Company's core business reorganization, the Company realigned certain operations within its Telecommunications division and has recognized impairment charges and other related costs of $314.

The Company negotiated the early retirement of its line of credit with State Street Bank and Trust Company ("State Street Debt") and its simultaneous refinancing with IBM Credit Corporation. The IBM Credit Corporation agreement provides for a revolving credit line of up to $33.5 million, a term loan A of up $22 million, a term loan B of up to $35 million, and term loan C designated in Canadian dollars of up to C$10.0 million. Deferred financing fees associated with the State Street Debt were written off during the second quarter of 1999. The total amount of the write off recorded as an extraordinary loss was $160, net of income taxes.

         Beginning in the fourth quarter of 1998 and continuing into 1999, we reorganized into seven operating segments to more effectively and efficiently provide integrated communications products and services to a broad base of customers. During the second quarter of 1999, several adjustments were made to the composition of the Telecommunications, Internet and Non-core divisions to better align the strengths of the respective divisions with the objectives of those divisions. Prior year information has been restated to present our reportable segments. The five operating segments that represent our core competency are:



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

RESULTS OF OPERATIONS

         The following table summarizes our results of operations as a percentage of revenue for the three and six month periods ended June 30, 1999 and 1998 and is derived from the unaudited consolidated statements of operations in Part I, Item, 1 of this report.


                                                                           Relationship to Revenue
                                                              --------------------------------------------------
                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                 June 30,
                                                              --------------------------------------------------

                                                                     1999         1998         1999        1998
                                                                        %            %            %           %
     Revenue                                                        100.0        100.0        100.0       100.0
     Cost of goods sold                                              64.0         67.2         64.1        69.5
                                                              --------------------------------------------------
     Gross profit                                                    36.0         32.8         35.9        30.5
     Selling, general and administrative expenses                    29.8         23.0         30.4        22.5
     Depreciation and amortization                                    3.1          2.0          3.0         2.0
     Restructuring and unusual charges                                0.0          0.0          2.0         0.0
                                                              --------------------------------------------------
     Operating income                                                 3.1          7.8          0.5         6.0
     Interest income                                                  0.2          0.2          0.2         0.2
     Interest expense                                                (0.9)        (0.8)        (0.9)       (0.7)
                                                              --------------------------------------------------
     Income (loss) before provision for income taxes,                 2.4          7.2         (0.2)        5.5
         minority interest and extraordinary loss
     Provision for income taxes                                       1.4          2.3          0.3         1.9
                                                              --------------------------------------------------
     Income (loss) before minority interest and                       1.0          4.9         (0.5)        3.6
         extraordinary loss
     Minority interest                                                0.3          0.5          0.4         0.4
                                                              --------------------------------------------------
     Income (loss) before extraordinary loss                          0.7          4.4         (0.9)        3.2
     Extraordinary loss                                               0.2          0.0          0.1         0.0
                                                              ==================================================
     Net income (loss) available to common stockholders               0.5          4.4         (1.0)        3.2
                                                              ==================================================

Company Overview

Revenue

         Revenue for the three months ended June 30, 1999 was $73.0 million, an increase of $19.3 million, or 35.9%, from $53.7 million for the three months ended June 30, 1998. Revenue for the six months ended June 30, 1999 was $124.5 million, an increase of $32.1 million, or 34.7%, from $92.5 million for the six months ended June 30, 1998.

         Revenue generated during the three and six months ended June 30, 1999 and 1998 by operating segment was:

                                                              --------------------------------------------------
                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                 June 30,
                                                              --------------------------------------------------
                                                                    1999         1998         1999        1998
                                                                  -------       ------      -------     -------

     Telecommunications                                           $13,523      $ 8,497     $ 23,532     $15,521
     Network Infrastructure                                         8,501        5,131       12,507      10,577
     Internet                                                       2,121           --        2,121          --
     Communications Infrastructure                                 12,096       11,881       22,389      23,803
     Application Technology                                         7,943        4,585       14,698       6,288
     Intellesale.com                                               24,154       17,874       41,260      28,728
     Non-Core                                                       5,253        6,224       10,170       8,079
     Corporate (including amounts incurred during                    (636)        (512)      (2,149)       (532)
         consolidation)
                                                              --------------------------------------------------
     Consolidated                                                 $72,955      $53,680     $124,528     $92,464
                                                              ==================================================

         Revenue growth occurred in almost every division in the second quarter of 1999 compared to the second quarter of 1998 and in the six months ended June 30, 1999 compared to the six months ended June 30, 1998. In the Intellesale.com division, revenue for the three and six month periods ended June 30, 1999 compared to the three and six month periods ended June 30, 1998 grew 35.1% and 43.6%, respectively. Approximately 20.6% and 60.0% came from internal growth for the three and six month periods, respectively. In the Application Technology division, revenue for the three and six month periods ended June 30, 1999 compared to the three and six month periods ended June 30, 1998 grew 73.2% and 133.7%, respectively. Almost all of this growth came from companies acquired subsequent to March 31, 1998. In the Telecommunications division, revenue for the three and six month periods ended June 30, 1999 compared to the three and six month periods ended June 30, 1998 grew 59.2% and 51.6%, respectively. Approximately 50.0% and 68.8% came from internal growth for the three and six month periods, respectively. The Internet division is a new division in 1999. In addition to several acquisitions made after March 31, 1998, the Intellesale.com division increased revenue as a result of the divisions' growth of business conducted over the Internet and the Telecommunications division increased revenue through continued expansion into the Canadian marketplace.

Gross Profit and Margin

         Gross profit for the three months ended June 30, 1999 was $26.3 million, an increase of $8.7 million, or 49.3%, from $17.6 million for the three months ended June 30, 1998. Gross profit for the six months ended June 30, 1999 was $44.7 million, an increase of $16.6 million, or 58.9%, from $28.2 million for the six months ended June 30, 1998. As a percentage of revenue, the gross margin was 36.0% and 32.8% for the three months ended June 30, 1999 and 1998, respectively and was 35.9% and 30.5% for the six months ended June 30, 1999 and 1998, respectively.

         Gross profit for the three and six months ended June 30, 1999 and 1998 by operating segment was:

                                                              --------------------------------------------------
                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                              --------------------------------------------------
                                                                    1999         1998         1999        1998
                                                                  -------       ------      -------     -------

     Telecommunications                                           $ 5,606       $4,586      $11,017     $ 8,188
     Network Infrastructure                                         2,833          757        3,654       1,897
     Internet                                                       1,618           --        1,618          --
     Communications Infrastructure                                  2,676        3,093        4,802       4,955
     Application Technology                                         5,538        2,956        9,169       4,266
     Intellesale.com                                                6,514        4,624       11,643       6,537
     Non-Core                                                       1,480        1,686        2,804       2,322
     Corporate    (including    amounts    incurred    during          18          (94)          39          --
         consolidation)                                       --------------------------------------------------
     Consolidated                                                 $26,283      $17,608      $44,746     $28,165
                                                              ==================================================

         Gross margin for the three and six months ended June 30, 1999 and 1998 by operating segment was:

                                                              --------------------------------------------------
                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                 June 30,
                                                              --------------------------------------------------
                                                                    1999         1998         1999        1998
                                                                  -------       ------      -------     -------
                                                                      %            %            %          %
                                                                     ---          ---          ---        ---
     Telecommunications                                             41.5         54.0         46.8       52.8
     Network Infrastructure                                         33.3         14.8         29.2       17.9
     Internet                                                       76.3           --         76.3         --
     Communications Infrastructure                                  22.1         26.0         21.4       20.8
     Application Technology                                         69.7         64.5         62.4       67.8
     Intellesale.com                                                27.0         25.9         28.2       22.8
     Non-Core                                                       28.2         27.1         27.6       28.7
                                                              ------------------------------------------------
     Consolidated                                                   36.0         32.8         35.9       30.5
                                                              ================================================

         This significant dollar increase is attributable to growth through acquisition of companies acquired after March 31, 1998. The change in percentage is primarily a result of the different cost structures amongst the acquired companies. Also affecting the gross margin percentages were changes within the business mix and shifts in the competitive marketplace.

         The largest growth of gross profit dollar contributions in the second quarter of 1999 compared to the second quarter of 1998 came from the Application Technology, Intellesale.com and Internet divisions. The Application Technology division contributed $5.5 million in gross profit during the three months ended June 30, 1999, an increase of $2.5 million or 87.3% over the $3.0 million for the three months ended June 30, 1998. This growth was largely a result of a new acquisition in the second quarter of 1999. The Intellesale.com division contributed $6.5 million in gross profit for the three months ended June 30, 1999, an increase of $1.9 million or 40.9% over the $4.6 million for the three months ended June 30, 1998. This increase was a result of the division's growth of business conducted over the Internet and a new acquisition made in the second quarter of 1999. Gross margin percentages in the Intellesale.com division have increased due to changes in the mix of products sold and additional services offered as a result of new business lines acquired. The Internet division is a new division in 1999. The birth of the Internet division, with its high gross margin percentage was the largest factor in the increase of the consolidated gross margin percentage to 36.0% during the three months ended June 30, 1999 compared to 32.8% during the three months ended June 30, 1998. Gross profit dollars and gross margin percentages increased in the Network Infrastructure division due to acquisitions made in the second quarter of 1999.

         For the first six months of 1999 compared to the first six months of 1998, the largest growth of gross profit dollar contributions came from the Intellesale.com, Application Technology and Telecommunications divisions. The Intellesale.com division contributed $11.6 million in gross profit for the six months ended June 30, 1999, an increase of $5.1 million or 78.1% over the $6.5 million for the six months ended June 30, 1998. This increase was a result of the division's growth of business conducted over the Internet and a new acquisition made in the second quarter of 1999. Gross margin percentages have increased in the Intellesale.com division due to changes in the mix of products sold and additional services offered as a result of new business lines acquired. The Application Technology division contributed $9.2 million in gross profit for the six months ended June 30, 1999, an increase of $4.9 million or 114.9% over the $4.3 million for the six months ended June 30, 1998. This increase was a result of new companies acquired subsequent to March 31, 1998. The Telecommunications division contributed $11.0 million in gross profit for the six months ended June 30, 1999, an increase of $2.8 million or 34.6% over the $8.2 million for the six months ended June 30, 1998. This growth came mostly from the division's continued expansion into the Canadian marketplace, both through internal growth and via acquisition. The decreases in the gross margin percentage in the Telecommunications division are a result of the continued overall competitive pressures experienced in the telecommunications industry. Gross profit dollars and gross margin percentages increased in the Network Infrastructure division due to acquisitions made in the second quarter of 1999.

Selling, General and Administrative Expense

         Selling, general and administrative expense for the three months ended June 30, 1999 was $21.7 million, an increase of $9.4 million, or 76.2%, from $12.3 million for the three months ended June 30, 1998. Selling, general and administrative expense for the six months ended June 30, 1999 was $37.8 million, an increase of $17.0 million, or 81.5%, from $20.8 million for the six months ended June 30, 1998. As a percentage of revenue, selling, general and administrative expense was 29.8% and 23.0% for the three months ended June 30, 1999 and 1998, respectively and was 30.4% and 22.5% for the six months ended June 30, 1999 and 1998, respectively.

          Selling, general and administrative expense for the three and six months ended June 30, 1999 and 1998 by operating segment was:

                                                                   --------------------------------------------
                                                                    Three Months Ended       Six Months Ended
                                                                         June 30,                June 30,
                                                                   --------------------------------------------
                                                                    1999         1998         1999        1998
                                                                   ------       ------      -------     -------
     Telecommunications                                            $ 4,928      $ 2,902     $ 9,605     $ 6,085
     Network Infrastructure                                          2,007          551       2,605       1,071
     Internet                                                        1,321           --       1,324          --
     Communications Infrastructure                                   1,886        1,686       3,830       2,993
     Application Technology (1)                                      4,696        2,238       8,014       3,311
     Intellesale.com                                                 4,860        3,004       7,522       4,038
     Non-Core                                                        1,121        1,288       2,113       1,940
     Corporate    (including    amounts    incurred    during          905          664       2,803       1,402
         consolidation) (1)                                        --------------------------------------------
     Consolidated                                                  $21,724      $12,333     $37,816     $20,840
                                                                   ============================================


----------------
1. Excludes restructuring and unusual charges incurred in the first six months of 1999 of $348 in the Application Technology division and $2,202 in the corporate overhead expense.


         Selling, general and administrative expense as a percentage of revenue for the three and six months ended June 30, 1999 and 1998 by operating segment was:

                                                                  -------------------------------------------
                                                                    Three Months Ended       Six Months Ended
                                                                         June 30,                 June 30,
                                                                  -------------------------------------------
                                                                    1999         1998        1999        1998
                                                                  -------       ------      ------      -----
                                                                      %            %            %          %
                                                                    ----         ----         ----       ----
     Telecommunications                                             36.4         34.2         40.8       39.2
     Network Infrastructure                                         23.6         10.7         20.8       10.1
     Internet                                                       62.3           --         62.3         --
     Communications Infrastructure                                  15.6         14.2         17.1       12.6
     Application Technology (1)                                     59.1         48.8         54.5       52.7
     Intellesale.com                                                20.1         16.8         18.2       14.1
     Non-Core                                                       21.3         20.7         20.8       24.0
                                                                  -------------------------------------------
     Consolidated (1)                                               29.8         23.0         30.4       22.5
                                                                  ===========================================


--------------
1. Excludes restructuring and unusual charges incurred in the first six months of 1999 of 0.3% in the Application Technology division and 1.8% in the corporate overhead expense.


         The increased dollars spent on selling, general and administrative expenses is partially a result of several acquisitions made after March 31, 1998. Acquisitions were made in the Network Infrastructure, Intenet, Application Technology and Intellesale.com divisions. In addition, investments were made in the Intellesale.com division related to the growth of the Internet business and in the Telecommunications division to fuel the expansion into Canada. As a percentage of revenue, the increase is due to the strengthening of the corporate infrastructure and additional costs incurred as part of our reorganization into seven business segments. Also contributing to the changes in percentage are the different cost structures amongst the acquired companies.

Depreciation and Amortization

         Depreciation and amortization expense for the three months ended June 30, 1999 was $2.3 million, an increase of $1.2 million, or 108.2%, from $1.1 million for the three months ended June 30, 1998. Depreciation and amortization expense for the six months ended June 30, 1999 was $3.8 million, an increase of $2.0 million, or 110.4%, from $1.8 million for the six months ended June 30, 1998. The increase in expense is due to depreciation on assets of companies acquired subsequent to March 31, 1998 and to additional purchases of property, plant and equipment of existing companies. Amortization expense is associated with the Company's intangible assets and goodwill from acquired companies. The increase in amortization expense is predominantly a result of additional goodwill associated with companies acquired subsequent to March 31, 1998. As of June 30, 1999 the Company has goodwill of $78.3 million which is being amortized over a period of 20 years.

          Depreciation and amortization expense for the three and six months ended June 30, 1999 and 1998 by operating segment was:



                                                                    ------------------------------------------
                                                                    Three Months Ended        Six Months Ended
                                                                         June 30,                 June 30,
                                                                    ------------------------------------------
                                                                     1999         1998        1999       1998
                                                                    ------       ------      -------    ------
     Telecommunications                                             $  393      $  170       $  662     $  229
     Network Infrastructure                                             30           9           35         17
     Internet                                                           23          --           23         --
     Communications Infrastructure                                     159         133          281        238
     Application Technology                                            399         284          746        480
     Intellesale.com                                                    88          64          185        108
     Non-Core                                                          160         118          304        150
     Corporate (including amounts incurred during                    1,023         314        1,525        565
         consolidation)
                                                                    ------      ------       ------     ------
     Consolidated                                                   $2,275      $1,092       $3,761     $1,787
                                                                    ======      ======       ======     ======

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

Operating Income (Loss)

         Operating income for the three months ended June 30, 1999 was $2.3 million, a decrease of $1.9 million, or 45.4%, from $4.2 million for the three months ended June 30, 1998. Operating income for the six months ended June 30, 1999 was $0.6 million, a decrease of $4.9 million, or 88.8%, from $5.5 million for the six months ended June 30, 1998. Changes in operating income are a result of the factors discussed above.

         Excluding the $2.6 million restructuring and unusual charges mentioned above, operating income for the six months ended June 30, 1999 was $3.2 million.

          Operating income (loss) during the three and six months ended June 30, 1999 and 1998 by operating segment was:

                                                                  --------------------------------------------
                                                                    Three Months Ended        Six Months Ended
                                                                         June 30,                June 30,
                                                                  --------------------------------------------
                                                                    1999         1998         1999       1998
                                                                  -------       ------      -------     ------
     Telecommunications                                           $  285       $1,514       $  750     $1,874
     Network Infrastructure                                          796          197        1,014        809
     Internet                                                        274           --          274         --
     Communications Infrastructure                                   631        1,274          691      1,724
     Application Technology (1)                                      443          434          409        475
     Intellesale.com                                               1,566        1,556        3,936      2,391
     Non-Core                                                        198          280          387        232
     Corporate    (including    amounts    incurred    during     (1,909)      (1,072)      (4,291)    (1,967)
         consolidation) (1)
                                                                  --------------------------------------------
     Consolidated                                                 $2,284       $4,183       $3,170     $5,538
                                                                  ============================================


-------------
1. Excludes restructuring and unusual charges incurred in the first six months of 1999 of $348 in the Application Technology division and $2,202 in the corporate overhead expense.


          Operating income as a percentage of revenue for the three and six months ended June 30, 1999 and 1998 by operating segment was:


                                                                  -------------------------------------------
                                                                    Three Months Ended       Six Months Ended
                                                                         June 30,                June 30,
                                                                  -------------------------------------------
                                                                    1999         1998         1999       1998
                                                                      %            %            %          %
                                                                    ----         ----         ----       ----

     Telecommunications                                              2.1         17.8          3.2       12.1
     Network Infrastructure                                          9.4          3.8          8.1        7.6
     Internet                                                       12.9           --         12.9         --
     Communications Infrastructure                                   5.2         10.7          3.1        7.2
     Application Technology (1)                                      5.6          9.5          2.8        7.6
     Intellesale.com                                                 6.5          8.7          9.5        8.3
     Non-Core                                                        3.8          4.5          3.8        2.9
                                                                  -------------------------------------------
     Consolidated (1)                                                3.1          7.8          2.5        6.0
                                                                  ===========================================

-------------
1. Excludes restructuring and unusual charges incurred in the first six months of 1999 of 0.3% in the Application Technology division and 1.8% in the corporate overhead expense.


Interest Income and Expense

         Interest income was $0.1 million for the three months ended June 30, 1999 and 1998 and was $0.3 million and $0.2 million for the six months ended June 30, 1999 and 1998, respectively. Interest income is earned primarily from short term investments and notes receivable.

         Interest expense was $0.7 million and $0.4 million for the three months ended June 30, 1999 and 1998, respectively and was $1.1 million and $0.7 million for the six months ended June 30, 1999 and 1998, respectively. Interest expense is principally associated with revolving credit lines and notes payable.

Income Taxes

         We had an effective income tax rate of 58.5% and 31.7% for the three months ended June 30, 1999 and 1998, respectively and 34.2% for the six months ended June 30, 1998. For the six months ended June 30, 1999, there was a provision of $0.4 million on a pre-tax loss of $0.2 million. The fluctuations in the tax rate during 1999 are a result of the loss arising in the first quarter of 1999, primarily due to the $2.6 million restructuring and unusual charges mentioned above, and the effect of various State income tax laws. Changes in the effective rate also arise from the effect of purchase accounting and the resulting amortization of goodwill, which is substantially non-deductible for income tax purposes.

Extraordinary Loss

          In connection with the early retirement of the Company's line of credit with State Street Bank and Trust Company and its simultaneous refinancing with IBM Credit Corporation, deferred financing fees associated with the State Street Bank and Trust agreement were written off during the second quarter of 1999. The total amount of the write off classified as an extraordinary loss was $160, net of income taxes.


LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, cash and cash equivalents totaled $5.6 million, an increase of $1.0 million, or 22.4% from $4.6 million at December 31, 1998. Cash of $2.9 million and $0.9 million was used in operations during the first six months of 1999 and 1998, respectively. Excluding assets and liabilities acquired or assumed in connection with acquisitions, cash used in the first six months of 1999 was due to the net loss, after adjusting for non-cash expenses and increases in accounts receivable, inventories and accounts payable and accrued expenses. Accounts receivable increased $4.8 million, or 13.9% from $34.4 million at December 31, 1998 as a result of increased levels of sales and slightly slower collections. Inventories increased by $5.8 million, or 28.1% from $20.7 million at December 31, 1998. This increase was related primarily to the growth in sales over the Internet within the Intellesale.com division. Accounts payable and accrued expenses increased by $4.8 million, or 18.1% from $26.4 million at December 31, 1998 due to the higher inventory levels discussed above. Excluding assets and liabilities acquired or assumed in connection with acquisitions, cash used in the first six months of 1998 was primarily due to net income, after adjusting for non-cash expenses, and increases in accounts receivable, inventories and prepaid expenses of $3.0 million, $1.8 million and $1.1 million, respectively.

         Investing activities used cash of $19.4 million and $2.8 million during the first six months of 1999 and 1998, respectively. In the first six months of 1999, cash of $15.8 million was used to pay for the cost of asset and business acquisitions, $1.1 million was spent on other assets and payments of $2.6 million were made for property and equipment. During the first six months of 1998, $1.9 million was used to purchase property and equipment, $1.3 million was paid for other assets and $0.3 million was loaned to officers of the Company. This use of cash was partially offset by proceeds from the cost of asset and business acquisitions (net of cash balances acquired) totaling $0.7 million.

          Financing activities provided cash of $23.3 million and $1.3 million during the first six months of 1999 and 1998, respectively. During the first six months of 1999, $44.8 million was raised through long term debt, which was offset mainly by payments of $11.1 million on notes payable, $7.3 million on long term debt and $3.1 million in other financing costs. During the first six months of 1998, $2.4 million was raised through the issuance of common shares, $0.9 million was raised through long term debt and $0.5 million was raised through notes payable. These sources of cash were offset mostly by payments of $2.1 million on long term debt and $0.2 million paid for the redemption of preferred shares.

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

          In August, 1998, we entered into a $20 million line of credit with State Street Bank and Trust Company secured by all of our domestic assets at the prime lending rate or at the London Interbank Offered Rate, at our discretion. In February 1999, the amount of the credit available under the facility was increased to $23 million.

         On May 25, 1999, we entered into a Term and Revolving Credit Agreement with IBM Credit Corporation (the "IBM Agreement"). On May 26, 1999 we repaid the amount due to State Street Bank and Trust Company. On July 30, 1999, the IBM Agreement was amended and restated to reflect the refinancing of the debt of our Canadian subsidiaries. The Amended and Restated Term and Revolving Credit Agreement provides for:

          (a) a revolving credit line of up to $33.5 million, designated as follows: (i) a USA revolving credit line of up to $22 million,
               (ii) a Canadian revolving credit line of up to $8.5 million,  and
               (iii) a United Kingdom revolving credit line of up to $3 million.

          (b)  a term loan A of up $22 million.

          (c)  a term loan B of up to $35 million, and

          (d) a term loan C designated in Canadian dollars of up to C$10.0 million.

         The revolving credit line may be used for general working capital requirements, capital expenditures and certain other permitted purposes. The USA revolving credit line bears interest at the 30-day LIBOR rate plus 1.75%; the Canadian revolving credit line bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 0.1707%; the UK revolving credit line bears interest at the base rate as announced by the National Westminster Bank PLC of England each month plus 1.4207%. As of August 4, 1999, the LIBOR rate was approximately 5.0% and approximately $19.0 million was outstanding on the revolving credit line.

         Term loan A, which was used to pay off State Street Bank and Trust Company, bears interest at the 30-day LIBOR rate plus 1.75%, will be amortized in quarterly installments over six years and is repayable in full on the third anniversary of the closing date of the loan. As of August 4, 1999, approximately $21.1 million was outstanding on this loan.

         Term loan B, which may be used for acquisitions, bears interest at the 30-day LIBOR rate plus 1.75%, will be amortized in quarterly installments over six years and is repayable in full on the third anniversary of the closing date of the loan. As of August 4, 1999, approximately $20.4 million was outstanding on this loan.

         Term loan C, which will be used by our Canadian subsidiaries to repay their outstanding loans to their existing lenders, bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 0.1707%, will be amortized in quarterly installments over six years and is repayable in full on the third anniversary of the closing date of the loan. As of August 4, 1999, approximately $6.7 million was outstanding on this loan.

         The agreement contains standard debt covenants relating to the financial position and performance as well as restrictions on the declarations and payment of dividends. As of August 4, 1999, the Company was in compliance with all debt covenants.

         As of June 30, 1999, there were 45,972,339 shares of Common Stock outstanding. In addition, 1,352,877 shares of Common Stock are reserved for issuance in exchange for the exchangeable shares of ACT-GFX Canada, Inc. and the exchangeable shares of TigerTel Services Limited (formerly Commstar, Ltd.), both wholly owned subsidiaries. Since January 1, 1999, we have issued an aggregate of 10,417,253 shares of Common Stock, of which 5,928,220 shares of Common Stock were issued as earnout payments in acquisitions, 2,432,104 were issued in connection with new acquisitions, 1,992,263 were issued in exchange for exchangeable shares, and 64,666 shares of Common Stock were issued for services rendered, including services under employment agreements and employee bonuses.

         We have entered into earnout arrangements with selling shareholders under which they are entitled to additional consideration for their interests in the companies they sold to us. Under these agreements, assuming that all earnouts are achieved, and assuming certain levels of profitability in the future, we are contingently liable for additional consideration amounting to approximately $4.5 million based on achieved 1999 results, approximately $8.3 million based on achieved 2000 results, approximately $10.9 million based on achieved 2001 results and approximately $2.0 million in each of the years 2002, 2003 and 2004. All amounts earned and payable have been accrued in the accompanying balance sheets. During the second quarter of 1999, the Company entered into agreements with some of the subsidiaries to fix the earnout payments due to such subsidiaries' former shareholders at $6.4 million in a combination of cash and stock of one of the Company's subsidiaries, Intellesale.com. These agreements are contingent upon the successful completion of a planned public offering of Intellesale.com within one year of the date of the agreements.

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

During the second quarter of 1999, the Company agreed to pay $3.9 million in a combination of cash and stock of one of the Company's subsidiaries, Intellesale.com, in exchange for the remaining ownership interest of certain of its subsidiaries. These agreements are contingent upon the successful completion of a planned public offering of Intellesale.com within one year of the date of the agreements.

         Our sources of liquidity include, but are not limited to, funds from operations and funds available under the IBM Agreement. We may be able to use additional bank borrowings, proceeds from the sale of common and preferred shares, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings. There can be no assurance however, that these options will be available, or if available, on favorable terms. We believe that our current cash position, augmented by financing activities, if available, will provide us with sufficient resources to finance our working capital requirements for the foreseeable future. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources to meet our future business requirements.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         Certain statements in this Form 10-Q, and the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Applied Digital Solutions intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our continued ability to sustain our growth through product development and business acquisitions; the successful completion and integration of future acquisitions; the ability to hire and retain key personnel; the continued development of technical, manufacturing, sales, marketing and management capabilities; relationships with and dependence on third-party suppliers; anticipated competition; uncertainties relating to economic conditions where we operate; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; rapid technological developments and obsolescence in the industries in which we operate and compete; potential performance issues with suppliers and customers; governmental export and import policies; global trade policies; worldwide political stability and economic growth; the highly competitive environment in which we operate; potential entry of new, well-capitalized competitors into our markets; changes in our capital structure and cost of capital; and uncertainties inherent in international operations and foreign currency fluctuations. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

Future Sales of and Market for the Shares

         Although we previously announced that we intended to limit the use of stock in future acquisitions and to focus on cash transactions, we have effected, and may continue to effect, acquisitions or contract for certain services through the issuance of Common Stock or other equity securities as we have typically done in the past. In addition, we have agreed to certain "price protection" provisions in acquisition agreements which may result in additional shares of common stock being issued to selling shareholders as of the effective date of the registration of the shares such selling shareholder previously received as consideration. Such issuances of additional securities may be viewed as being dilutive of the value of the Common Stock in certain circumstances and may have an adverse impact on the market price of the Common Stock.

Risks Associated with Acquisitions and Expansion

         We have engaged in a continuing program of acquisitions of other businesses which are considered to be complementary to our lines of business, and it is anticipated that such acquisitions will continue to occur. Our total assets were approximately $208 million as of June 30, 1999 and $124 million, $61 million, $33 million and $4 million as of December 31, 1998, 1997, 1996 and 1995, respectively. Our revenue was approximately $125 million for the six months ended March 31, 1999 and approximately $207 million, $103 million, $20 million and $2 million for the years ended December 31, 1998, 1997, 1996 and 1995, respectively. Managing these dramatic changes in the scope of the business will present ongoing challenges to management, and there can be no assurance that our operations as currently structured, or as affected by future acquisitions, will be successful.

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

Lack of Dividends on Common Stock; Issuance of Preferred Stock

         We do not have a history of paying dividends on our Common Stock, and there can be no assurance that such dividends will be paid in the foreseeable future. Under the terms of the IBM Agreement, there are restrictions on the declaration and payment of dividends. We intend to use any earnings which may be generated to finance the growth of the businesses. Our Board of Directors has the right to authorize the issuance of preferred stock, without further stockholder approval, the holders of which may have preferences as to payment of dividends.

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

         Internal Infrastructure. We believe that our major computers, software applications, and related equipment used in connection with our internal operations are not subject to significant Year 2000 problems, because the computer programs we use are primarily off-the-shelf, recently developed programs from third-party vendors. We are in the process of obtaining assurances from such vendors as to the Year 2000 compliance of their products. Most vendors are reluctant to provide written assurances and, although some vendors may make verbal assurances of Year 2000 compliance, there can be no certainty that the systems utilized will not be affected. We have assessed all 39 of our operating locations and have determined that 25 of the 39 locations are Year 2000 compliant. Of the remaining 14 locations, 9 are in the process of upgrading their current systems and 4 are replacing their systems. We are in the process of evaluating the alternatives for 1 location. All internal infrastructure systems and equipment are expected to be Year 2000 compliant prior to the anticipated Year 2000 failure dates.

         Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 problem. We have assessed all 39 of our operating locations and have determined that 37 of the 39 locations are Year 2000 compliant. The remaining 2 locations are in the process of upgrading or replacing the current systems. All non-information technology systems and equipment are expected to be Year 2000 compliant prior to the anticipated Year 2000 failure dates.

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

         Internet. As more of our business is conducted over the internet, it is possible that we experience dispersed, intermittent telecommunications problems experienced by local internet service providers and their users throughout the country and world, preventing those customers from being able to access our Web-site. This could be combined with, or result from, intermittent power problems which could cause similar problems with accessing the Web-site. Additionally, many customers may be using older systems which may not be Year 2000 compliant, and this would prevent them from accessing our Web-site. Under this scenario, we would continue operations, but our Web-site would be inaccessible to the individuals or groups affected by these problems. If our credit card processors are not Year 2000 compliant, we will not be able to process credit card sales. If our vendors are not Year 2000 compliant, we will not be able to obtain products from our vendors or our vendors may not be able to ship products sold to our customers. In the event of this worst case scenario, we could lose significant revenues from customers unable to purchase from the site, be unable to ensure delivery of products to customers, incur expenses to repair our systems, face interruptions in the work of our employees, lose advertising revenue and suffer damage to our reputation.

         Contingency  Plans.  At  certain  subsidiaries,  where  we  feel  it is necessary, we are preparing contingency plans relating specifically to identified Year 2000 risks and developing cost estimates relating to these plans. Contingency plans may include stockpiling raw materials, increasing inventory levels, securing alternate sources of supply and other appropriate measures. We anticipate completion of the Year 2000 contingency plans prior to the anticipated Year 2000 failure dates. Once developed, Year 2000 contingency plans and related cost estimates will be tested in certain respects and continually refined as additional information becomes available.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (FAS) 133, Accounting for Derivative Instruments and Hedging Activities. In 1999, the FASB issued FAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS 133. We do not have any derivative instruments or hedging transactions.

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

         Borrowings  under our Credit   Agreement  are at the  London  Interbank
Offered Rate. Such rate is subject to adjustment at any time.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          We and certain of our subsidiaries are parties to various legal actions as either plaintiff or defendant. In the opinion of management, these proceedings will not have a material adverse effect on the financial position, cash flows or overall trends in our results. The estimate of the potential impact on our financial position, overall results of operations or cash flows for these proceedings could change in the future. We are not subject to any environmental or governmental proceedings.

         On May 17, 1999, we were named as defendants in a suit brought in the United States District Court for the District of New Hampshire, in a matter styled John H. Martin, Jr. v. Applied Cellular Technology, Inc. The plaintiff, a former Vice President of sales and Chief Operating Officer of our former subsidiary, Tech Tools, Inc., alleges that: (i) we verbally agreed to sell our controlling interest in Tech Tools to plaintiff; (ii) we repudiated the sale; and (iii) we caused Tech Tools to commence a wrongful civil action against plaintiff for conversion and to file a false report against plaintiff alleging plaintiff's illegal diversion of Tech Tool's funds which subjected plaintiff to criminal proceedings. Based on these allegations, plaintiff is seeking monetary damages in the amount of $20 million. We believe that plaintiff's claims are without merit and intend to defend ourselves vigorously. We do not expect this litigation to have a material adverse effect on our financial position, overall results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

         The following table lists all unregistered securities sold by us from January 1, 1999 through June 30, 1999. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

                                                                                             Number of
                                                                        Issued                Common
                    Name/Entity/Nature                Note               For                  Shares

         The Americom Group, Inc.                       1            Acquisition               106,581
         Advanced Telecommunications, Inc.              1            Acquisition               550,000
         Consolidated Micro Components                 1,2           Acquisition               649,696
         Cra-Tek Company                                5            Acquisition               121,465
         Cybertech Station, Inc.                        1            Acquisition                49,806
         Data Path Technologies, Inc.                  1,2           Acquisition             1,393,230
         GDB Software Services, Inc.                   1,2           Acquisition               627,879
         Hornbuckle Engineering, Inc.                   7            Acquisition               554,563
         Information Products Center, Inc.              1            Acquisition               662,252
         Innovative Vacuum Solutions, Inc.              1            Acquisition               426,213
         Lynch, Marks & Associates, Inc.                6            Acquisition               773,142
         PPL, Ltd.                                      1            Acquisition               929,230
         STR, Inc.                                      6            Acquisition               932,039
         TigerTel Services Limited                      2            Acquisition                43,877
         Winward Electric Service Inc.                  1            Acquisition               533,333
         Charles Phillips                               3         Asset Acquisition              7,018
         Services                                       4              Services                 64,666
                                                                                        ---------------
              Total                                                                          8,424,990
                                                                                        ===============

         -----------------
1. Represents shares issued in connection with the earnout provision of the Agreement of Sale.
2. Represents shares issued as a finders fee in connection with the acquisition of the company.
3. Represents shares issued in connection with the acquisition of certain assets by one of the Company's subsidiaries, Intellesale.com.
4. Represents shares issued for professional services or under employment or other such agreements.
5. Represents shares issued to a selling shareholder to acquire such shareholders minority interest.
6. Represents shares issued to the selling shareholders to acquire such shareholders 100% interest in such company.
7. Represents shares issued to the selling shareholders, as partial consideration, to acquire such shareholders 100% interest in such company.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECUTIRY HOLDERS

          An Annual Meeting of Stockholders was held on June 5, 1999 to:

(a) Elect three directors, one to hold office until the 2000 Annual Meeting of Stockholders (Group B), and two to hold office until the 2002 Annual Meeting of Stockholders (Group A), or in each case until their respective successors have been elected or appointed. The result of the vote to elect the three directors were as follows:

                                                     Votes Received
                                        ----------------------------------------
         Name                   Group      For        Against       Abstentions
         ---------------------- ------- ------------ ----------- ---------------
         Daniel E. Penni          A      26,665,968          --       3,090,206
         Angela M. Sullivan       A      28,274,038          --       4,482,168
         Constance K. Weaver      B      31,464,007          --       1,292,199

(b) Ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the 1999 calendar year. The proposal received 30,739,667 votes for, 1,959,277 votes against, and 57,262 abstentions.

(c) Approve the change of the Company's name to Applied Digital Solutions, Inc. The proposal received 31,954,378 votes for, 763,077 votes against, and 38,744 abstentions.

(d) Approve an amendment and restatement of the Company's Articles of Incorporation to reflect the name change. The proposal received 31,417,791 votes for, 1,252,884 votes against, and 85,524 abstentions.

(e) Approve the Company's 1999 Flexible Stock Plan. The proposal received 9,790,993 votes for, 4,102,439 votes against, and 75,899 abstentions.

(f) Approve the Company's 1999 Employees Stock Purchase Plan. The proposal received 11,617,045 votes for, 2,275,705 votes against, and 76,581 abstentions.

(g) Ratify options granted under the Company's 1996 Non Qualified Stock Option Plan. The proposal received 10,451,478 votes for, 3,910,051 votes against, and 118,527 abstentions.

ITEM 5.   OTHER INFORMATION

          Mergers and Acquisitions

During the second quarter of 1999, the Company undertook several acquisitions. In April 1999, we acquired:

          (a) 100% of the outstanding shares of common stock of Port Consulting, Inc., an integrator of information technology application systems and custom application development services,

          (b) 100% of the outstanding common shares of Hornbuckle Engineering, Inc., an integrated voice and data solutions provider based in Monterey, California,

         (c) 100% of Lynch Marks & Associates, Inc., a network integration company based in Berkley, California,

         (d) 100% of STR, Inc., a software solutions company based in Cleveland, Ohio.

         In May 1999, the Company entered into an agreement to merge its wholly owned Canadian subsidiary, TigerTel Services Limited, with Contour Telecom Management, Inc., a Canadian company. The Company received, in a reverse merger transaction, 19,769 shares of Contour's common stock, representing approximately 75% of the total outstanding shares.

         In June 1999, our subsidiary Intellesale.com, Inc., purchased all of the shares of Bostek, Inc. and Micro Components International, Incorporated (collectively, "Bostek"). Bostek is engaged in the business of acquiring open-box and off-specification computer equipment and selling such equipment, using the internet and other selling channels.

         Financing Agreements

          On May 25, 1999, we entered into a Term and Revolving Credit Agreement with IBM Credit Corporation. On May 26, 1999 we repaid the full amount borrowed from State Street Bank and Trust Company. On July 30, 1999, we entered into an Amended and Restated Term and Revolving Credit Agreement with IBM Credit Corporation. The Amended and Restated Term and Revolving Credit Agreement is attached hereto as Exhibit 99.1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         27.1     Financial Data Schedule.

         99.1 Amended and Restated Term and Revolving Credit Agreement dated as of July 30, 1999, among the Registrant, and certain of its affiliates, and IBM Credit Corporation, and certain of its affiliates*.

(b)      Reports on Form 8-K.

          The following Current Reports on Form 8-K were filed by the Company between April 1, 1999, and the date of this report:

          (1) On June 2, 1999, the Company filed a Current Report on Form 8-K reporting that it had entered into a Term and Revolving Credit Agreement with IBM Credit Corporation.

          (2) On June 11, 1999, the Company filed a Current Report on Form 8-K reporting that its subsidiary, Intellesale.com, Inc. had purchased all of the issued and outstanding shares of
                    Bostek, Inc. and Micro Components International, Incorporated. On August 12, 1999, the Company filed Amendment No. 1 to this Form 8-K, and included the required financial statements and pro forma financial information.




-------------------
* The Registrant agrees to furnish supplementally a copy of any omitted attachments and exhibits to this Agreement, on request of the Commission.

                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    APPLIED DIGITAL SOLUTIONS, INC.
                                    (Registrant)

Date:     August 16, 1999              By:  /S/ DAVID A. LOPPERT
                                           ----------------------------------
                                           David A. Loppert, Vice President,
                                           Treasurer and Chief Financial Officer

                                  Exhibit Index

Number                       Description of Exhibits

27.1     Financial Data Schedule.

99.1 Amended and Restated Term and Revolving Credit Agreement dated as of July 30, 1999 among the Registrant, and certain of its affiliates, and IBM Credit Corporation, and certain of its affiliates*.


















---------------------
* The Registrant agrees to furnish supplementally a copy of any omitted attachments and exhibits to this Agreement, on request of the Commission.