Form 10-Q
period 1999-09-30
APPLIED DIGITAL SOLUTIONS INC
filed 1999-11-15
CIK 924642

As Filed with the Securities and Exchange Commission on November 15, 1999
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------
                                    FORM 10-Q

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934.
                For the Quarterly Period Ended September 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934.
                 For the Transition Period From _____ To ______

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

         The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 12, 1999:

                  Class                            Number of Shares
        Common Stock; $.001 Par Value                  44,708,661

                         APPLIED DIGITAL SOLUTIONS, INC.

                                TABLE OF CONTENTS

Item                               Description                              Page

                         PART I - FINANCIAL INFORMATION


 1.   Financial Statements
      Consolidated Balance Sheets -
         September 30, 1999 (unaudited) and December 31, 1998                 3
      Consolidated Statements of Operations -
          Three  and  Nine  Months  ended   September  30,  1999
          and  1998 (unaudited)                                               4
      Consolidated Statements of Stockholders' Equity -
          Nine  Months  ended  September 30, 1999
          and  1998  (unaudited)                                              5
      Consolidated Statements of Cash Flows -
          Nine months ended September 30, 1999 and 1998  (unaudited)          6
      Notes to Consolidated Financial Statements (unaudited)                  7
 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          15
 3.   Quantitative and Qualitative Disclosures About Market Risk             33

                           PART II - OTHER INFORMATION

 1.   Legal Proceedings                                                      34
 2.   Changes In Securities                                                  35
 3.   Defaults Upon Senior Securities                                        36
 4.   Submission of Matters to a Vote of Security Holders                    36
 5.   Other Information                                                      36
 6.   Exhibits and Reports on Form 8-K                                       36


SIGNATURE                                                                    37
EXHIBITS                                                                     38

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                     Assets

                                                                     September 30,
                                                                         1999        December 31,
                                                                     (Unaudited)        1998
                                                                     -------------   ------------
Current Assets
   Cash and cash equivalents                                         $   9,033       $   4,555
   Accounts receivable (net of allowance for doubtful accounts
      of $1,384 in 1999 and $990 in 1998)                               72,187          34,390
   Inventories                                                          40,756          20,657
   Notes receivable                                                      4,150           3,600
   Prepaid expenses and other current assets                             5,579           2,042
                                                                     ---------       ---------
         Total Current Assets                                          131,705          65,244

Property And Equipment, Net                                             18,918          15,627

Notes Receivable                                                           917           1,445

Goodwill, Net                                                           77,445          33,430

Other Assets                                                            11,490           8,370
                                                                     ---------       ---------
                                                                     $ 240,475       $ 124,116
                                                                     =========       =========


                      Liabilities and Stockholders' Equity
Current Liabilities
   Notes payable                                                     $  28,863       $  23,217
   Current maturities of long-term debt                                  8,857           1,158
   Due to shareholders of acquired subsidiary                           15,000              --
   Accounts payable and accrued expenses                                52,671          26,382
                                                                      --------       ---------
         Total Current Liabilities                                     105,391          50,757

Long-Term Debt                                                          40,865           2,838
                                                                      --------       ---------
         Total Liabilities                                             146,256          53,595
                                                                      --------       ---------
Minority Interest                                                        9,073           2,961
                                                                      --------       ---------

Stockholders'Equity
   Preferred shares:
      Authorized 5,000 shares of $10 par value; special voting,
         issued and outstanding 1 share, Class B voting, issued
         and outstanding 1 share                                            --              --
   Common shares:
      Authorized 80,000 shares of $.001 par value; issued 47,675 shares and outstanding 47,569 shares in 1999 and issued
         35,683 shares and outstanding 35,577 shares in 1998                48              36
   Common and preferred additional paid-in capital                      78,938          60,517
   Retained earnings                                                     6,375           7,232
   Treasury stock (carried at cost, 106 shares)                           (337)           (337)
   Accumulated other comprehensive income                                  122             112
                                                                     ---------       ---------
         Total Stockholders' Equity                                     85,146          67,560
                                                                     ---------       ---------
                                                                     $ 240,475       $ 124,116
                                                                     =========       =========

See the accompanying notes to consolidated financial statements.


                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                           For The Three Months        For The Nine Months
                                                           Ended September 30,         Ended September 30,
                                                          -----------------------     ----------------------
                                                            1999          1998          1999         1998
                                                          -----------------------     ----------------------


Revenue                                                   $ 107,262      $ 59,044     $ 231,790    $ 151,508
Cost Of Goods Sold                                           78,596        40,095       158,378      104,617
                                                             ------        ------        ------       ------
Gross Profit                                                 28,666        18,949        73,412       46,891
                                                             ------        ------        ------       ------
Operating Costs And Expenses
   Selling, general and administrative
      expenses                                               24,022        14,337        61,838       34,954
   Depreciation and amortization                              2,612         1,300         6,373        3,087
   Restructuring and unusual costs                               --            --         2,550           --
                                                             ------        ------        ------       ------
Total Operating Costs And Expenses                           26,634        15,637        70,761       38,041
                                                             ------        ------        ------       ------
Operating Income                                              2,032         3,312         2,651        8,850
Interest Income                                                 155            94           433          313
Interest Expense                                             (1,160)         (461)       (2,295)      (1,127)
                                                             ------        ------        ------       ------
Income Before Provision For Income Taxes,
   Minority Interest And Extraordinary Loss                   1,027         2,945           789        8,036
Provision For Income Taxes                                      644         1,021         1,086        2,763
                                                             ------        ------        ------       ------
Income (Loss) Before Minority Interest And
   Extraordinary Loss                                           383         1,924          (297)       5,273
Minority Interest                                               (64)          258           400          627
                                                             ------        ------        ------       ------
Income (Loss) Before Extraordinary Loss                         447         1,666          (697)       4,646
Extraordinary Loss (Net Of Taxes of $89)                         --            --           160           --
                                                             ------        ------        ------       ------
Net Income                                                      447         1,666          (857)       4,646
Preferred Stock Dividends                                        --            12            --           44
                                                             ------        ------        ------       ------
Net Income (Loss) Available To Common Stockholders        $     447      $  1,654     $    (857)   $   4,602
                                                             ======        ======        ======       ======
Earnings Per Share - Basic
   Income (Loss) Before Extraordinary Loss                $     .01      $    .05     $    (.02)   $     .15
   Extraordinary Loss                                            --            --            --           --
                                                             ------        ------        ------       ------
Net Income (Loss) Per Common Share - Basic                $     .01      $    .05     $    (.02)   $     .15
                                                             ======        ======        ======       ======
Earnings Per Share - Diluted
   Income (Loss) Before Extraordinary Loss                $     .01      $    .05     $    (.02)   $     .15
   Extraordinary Loss                                            --            --            --           --
                                                             ------        ------        ------       ------
Net Income (Loss) Per Common Share - Diluted              $     .01      $    .05     $    (.02)   $     .15
                                                             ======        ======        ======       ======
Weighted Average Number Of
   Common Shares Outstanding - Basic                         47,087        36,369        46,102       30,721

Weighted Average Number Of Common
   Shares Outstanding - Diluted                              47,424        36,863        46,736       32,041
                                                          --------------------------------------------------

See the accompanying notes to consolidated financial statements.


                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          For The Nine Month Periods Ended September 30, 1999 And 1998
                                 (In thousands)
                                   (Unaudited)



                                                                                                        Accumulated
                                         Prefered Shares  Common Shares   Additional                       Other          Total
                                         ---------------  --------------- Paid-In    Retained Treasury Comprehensive  Stockholders'
                                         Number   Amount  Number   Amount Capital    Earnings   Stock      Income        Equity
                                         ------   ------  ------   ------ ---------  -------- --------  -------------  -----------


 Balance - January 1, 1998                   --   $ --    20,672    $ 21  $ 33,680   $ 2,586  $   --          $  (3)    $ 36,284
                                            ---   ----    ------    ----  --------   -------  ------          -----     --------
    Net income                               --     --        --      --        --     4,646      --             --        4,646
    Comprehensive income -
       foreign currency translation          --     --        --      --        --        --      --            191          191
       unrealized gain on securities         --     --        --      --        --        --      --              6            6
                                            ---   ----    ------    ----  --------   -------  ------          -----     --------
Total Comprehensive Income                   --     --        --      --        --     4,646      --            197        4,843
    Issuance of common shares                --     --    12,138      12    18,265        --      --             --       18,277
    Issuance of preferred shares              2     --        --      --     6,897        --      --             --        6,897
    Warrants redeemed                        --     --       850       1     1,949        --      --             --        1,950
    Preferred shares dividends paid          --     --        --      --        --       (44)     --             --          (44)
                                            ---   ----    ------    ----  --------   -------  ------          -----     --------
 Balance - September 30, 1998                 2   $ --    33,660    $ 34  $ 60,791   $ 7,188  $   --          $ 194     $ 68,207
                                            ===   ====    ======    ====  ========   =======  ======          =====     ========
 Balance - January 1, 1999                   --   $ --    35,577    $ 36  $ 60,517   $ 7,232  $ (337)         $ 112     $ 67,560
                                            ---   ----    ------    ----  --------   -------  ------          -----     --------
    Net loss                                 --     --        --      --        --      (857)     --             --         (857)
    Comprehensive income -
       foreign currency translation          --     --        --      --        --        --      --             12           12
       unrealized gain on securities         --     --        --      --        --        --      --             (2)          (2)
                                            ---   ----    ------    ----  --------   -------  ------          -----     --------
Total Comprehensive Income (Loss)            --     --        --      --        --      (857)     --             10         (847)
    Issuance of common shares                --     --     1,602       2        16        --      --             --           18
    Issuance of common shares
       for acquisition                       --     --    10,390      10    18,405        --      --             --       18,415
                                            ---   ----    ------    ----  --------   -------  ------          -----     --------
 Balance - September 30, 1999                --   $ --    47,569    $ 48  $ 78,938   $ 6,375  $ (337)         $ 122     $ 85,146
                                            ===   ====    ======    ====  ========   =======  ======          =====     ========

See the accompanying notes to financial statements.

                                    APPLIED DIGITAL SOLUTIONS, INC.  AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)
                                                       (Unaudited)


                                                                      For The Nine Months
                                                                      Ended September 30,
                                                                 ------------------------------

                                                                     1999              1998
                                                                 ------------------------------
Cash Flows From Operating Activities
   Net income (loss)                                               $  (857)           $ 4,646
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation and amortization                               6,373              3,087
         Minority interest                                             400                627
         Gain (loss) on sale of equipment and other assets              62                (76)
         Non-cash restructuring cost                                   251                --
         Change in assets and liabilities:
            Increase in accounts receivable                        (22,767)            (4,557)
            Increase in inventories                                (15,121)            (2,522)
            Increase in prepaid expenses                            (2,603)            (2,711)
            Increase in deferred tax asset                              --               (107)
            Increase (decrease) in accounts payable and accrued
               expenses                                             19,966             (1,597)
                                                                   -------            --------
Net Cash Used In Operating Activities                              (14,296)            (3,210)
                                                                   -------            --------

Cash Flows From Investing Activities
   Increase in notes receivable - officers                            (857)            (1,086)
   Increase in other assets                                         (1,304)            (2,615)
   Proceeds from sale of property, equipment and other assets          360                191
   Payments for property and equipment                              (3,771)            (1,640)
   Proceeds from (payments for) asset and business
      acquisitions (net of cash balances acquired)                 (15,852)                29
                                                                   -------            --------
Net Cash Used In Investing Activities                              (21,424)            (5,121)
                                                                   -------            --------

Cash Flows From Financing Activities
   Net amounts borrowed (paid) on notes payable                        (70)             8,173
   Proceeds from long-term debt                                     51,942                891
   Payments on long-term debt                                       (8,334)            (4,389)
   Redemption of preferred shares                                       --               (900)
   Preferred stock dividends paid                                       --                (44)
   Issuance of common shares                                            --              2,350
   Other financing costs                                            (3,340)                --
                                                                   -------            --------

Net Cash Provided By Financing Activities                          (40,198)             6,081
                                                                   -------            --------
Net Increase (Decrease) In Cash And Cash Equivalents                 4,478             (2,250)
Cash And Cash Equivalents - Beginning Of Period                      4,555              7,657
                                                                   -------            --------
Cash And Cash Equivalents - End Of Period                          $ 9,033            $ 5,407
                                                                   =======            ========
Supplemental Disclosure Of Cash Flow Information
   Income taxes paid                                               $   880            $ 2,052
   Interest paid                                                     2,435              1,046
   Noncash investing and financing activities:
      Assets acquired for long-term debt                               662              1,775
      Issuance of common shares for acquisitions                    18,415                 --
      Due to shareholders of acquired subsidiary                    15,000                 --
                                                                   -------             ------

See the accompanying notes to consolidated financial statements.

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements of Applied Digital Solutions, Inc. (formerly Applied Cellular Technology, Inc.) (the "Company") as of September 30, 1999 and December 31, 1998 and for the three and nine months ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made.

         The consolidated statement of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1998.

2.       Principles of Consolidation

         The financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.       Inventory

         Inventory at September 30, 1999 and December 31, 1998 consists of:

                                                  September 30,     December 31,
                                                      1999              1998
                                                 -------------      ------------
         Raw materials                              $ 4,334          $  4,437
         Work in process                              2,390             2,349
         Finished goods                              34,853            15,246
                                                    --------          --------
                                                     41,577            22,032
         Allowance for warranty, excess and
           obsolescence                                (821)           (1,375)
                                                    ========         =========
                                                    $40,756          $ 20,657
                                                    ========         =========

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)


4.       Financing Agreements

         In August, 1998, the Company entered into a $20 million line line of credit with State Street Bank and Trust Company secured by all of our domestic assets at the prime lending rate or at the London Interbank Offered Rate, at our discretion. In February 1999, the amount of the credit available under the facility was increased to $23 million. On May 25, 1999, the Company entered into a Term and Revolving Credit Agreement with IBM Credit Corporation (the "IBM Agreement"). On May 26, 1999, the Company repaid the amount due to State Street Bank and Trust Company. On July 30, 1999, the IBM Agreement was amended and restated. The IBM Agreement, as amended, provides for:

     (a) a revolving credit line of up to $38.5 million,  designated as follows:
         (i) a USA revolving credit line of up to $27 million, (ii) a Canadian revolving credit line of up to C$8.978 million, and (iii) a United Kingdom revolving credit line of up to $3 million,

     (b) a term loan A of up $22 million,

     (c) a term loan B of up to $25 million,

     (d) a term loan C designated in Canadian dollars of up to C$10.0 million, and

     (e) a term loan D designated in Canadian dollars of up to C$8.425 million.

         The revolving credit line may be used for general working capital requirements, capital expenditures and certain other permitted purposes. The USA revolving credit line bears interest at the 30-day LIBOR rate plus 1.75% to 1.90% depending on the Company's leverage ratio; the Canadian revolving credit line bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 0.1707% to .2207%, depending on the Company's leverage ratio; the UK revolving credit line bears interest at the base rate as announced by the National Westminster Bank PLC of England each month plus 1.4207% to
 .5707%, depending upon the Company's leverage ratio. As of September 30, 1999, the LIBOR rate was approximately 5.2853% and approximately $24.1 million was outstanding on the revolving credit line.

         Term loan A, which was used to pay off State Street Bank and Trust Company, bears interest at the 30-day LIBOR rate plus 1.75% to 1.90%, is amortized in quarterly installments over six years and is repayable in full on the third anniversary of the closing date of the loan. As of September 30, 1999, approximately $21.0 million was outstanding on this loan.

         Term loan B, which may be used for acquisitions, bears interest at the 30-day LIBOR rate plus 1.75% to 1.90%, is amortized in quarterly installments over six years and is repayable in full on the third anniversary of the closing date of the loan. As of September 30, 1999, approximately $20.4 million was outstanding on this loan.

         Term loan C, which was used by our Canadian subsidiaries to pay off their bank debt, bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 0.1707%, to 0.2207%, is amortized in quarterly installments over six years and is repayable in full on the third anniversary of the closing date of the loan. As of September 30, 1999, Toronto-Dominion's rate was approximately 6.25% and approximately C$9.7 million was outstanding on this loan.

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

         Term loan D, which may be used by one of our Canadian subsidiaries for acquisitions, bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 0.1707%, to 0.2207%, is amortized in quarterly installments over six years and is repayable in full on the third anniversary of the closing date of the loan. As of September 30, 1999, no advances have been made under this facility.

         The agreement contains standard debt covenants relating to the financial position and performance as well as restrictions on the declarations and payment of dividends. As of September 30, 1999, the Company was in compliance with all debt covenants.

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

         The following table sets forth the rollforward of the liabilities for business restructuring from January 1, 1999 through September 30, 1999:

                                Balance,                              Balance,
                               January 1,                          September 30,
        Type of Cost              1999      Additions   Deductions     1999
        --------------------   ----------   ---------   ---------  -------------

        Asset Impairment          $   --     $ 1,522     $ (1,522)     $   --
        Lease terminations            --         541       (  151)        390
        Employee separations          --         173       (   73)        100
                                  ======     =======     =========     ======
        Total                     $   --     $ 2,236     $ (1,746)     $  490
                                  ======     =======     =========     ======

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

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

6.       Extraordinary Loss

         In connection with the early retirement of the Company's line of credit with State Street Bank and Trust Company and its simultaneous refinancing with IBM Credit Corporation, deferred financing fees associated with the State Street Bank and Trust agreement were written off during the second quarter of 1999. The total amount of the write-off recorded as an extraordinary loss was $160, net of income taxes.


7.       Earnings Per Share

         The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

                                                       Three Months Ended         Nine Months Ended
                                                          September 30,              September 30,
                                                        1999         1998         1999           1998
                                                       -------------------------------------------------
NUMERATOR:
Net income (loss)                                      $   447      $ 1,666       $  (857)      $ 4,646
Preferred stock dividends                                   --           12                          44
                                                       ------------------------------------------------
Numerator for basic earnings per share -
     Net income available to common stockholders           447        1,654          (857)        4,602
Effect of dilutive securities:
    Preferred stock dividends                               --           12            --            44
                                                       ------------------------------------------------
Numerator for diluted earnings per share -
    Net income available to common stockholders        $   447      $ 1,666       $  (857)      $ 4,646
                                                       ================================================
Denominator:
Denominator for basic earnings per share -
    Weighted-average shares (1)                         47,087       36,369        46,102        30,721
                                                       ------------------------------------------------
Effect of dilutive securities -
    Redeemable preferred stock                                           74                         114
    Warrants                                                85          208           186           621
    Employee stock options                                 252           --           448           275
    Contingent stock - acquisitions                                     212                         310
                                                       ------------------------------------------------
Dilutive potential common shares                           337          494           634         1,320
                                                       ------------------------------------------------
Denominator for diluted earnings per share - Adjusted
    Weighted-average shares and assumed conversions
                                                        47,424       36,863        46,736        32,041
                                                       ================================================

Basic earnings (loss) per share                        $  0.01      $  0.05       $ (0.02)      $  0.15
                                                       ================================================

Diluted earnings (loss) per share                      $  0.01      $  0.05       $ (0.02)      $  0.15
                                                       ================================================
-----------------------

(1) Includes, for the three and nine month periods ended September 30, 1999, 836,472 shares of common stock reserved for issuance to the holders of our Canadian subsidiaries' exchangeable shares.

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

         Following is the selected segment data as of and for the three months ended September 30, 1999:


               -------    ---------   --------   --------   --------   ---------   --------   ---------  --------  ---------
                                                  Appli-               Communi-
               Tele-      Network                 cation               cations
               communi-   Infra-                  Techno-   Intelle-   Infra-                 Corporate   Elimi-    Consoli-
               cations    structure   Internet    logy      sale.com   structure   Non-Core   Overhead    ation     dated
               -------    ---------   --------   --------   --------   ---------   --------   ---------  --------  ---------
External
revenue        $17,265    $ 7,398     $2,285      $11,800   $48,664    $14,552     $ 5,268    $    30    $    --   $107,262
Intersegment
revenue             --         --         --           --     2,818         --          --         --     (2,818)        --
               -------    -------     ------      -------   -------    -------     -------    -------    --------  --------
Total revenue   17,265      7,398      2,285       11,800    51,482     14,552       5,268         30     (2,818)   107,262
               =======    =======     ======      =======   =======    =======     =======    =======    ========  ========
Operating
income (loss)      571        622        280          309     2,074        671         (76)    (1,562)      (857)     2,032
               =======    =======     ======      =======   =======    =======     =======    =======    ========  ========
Total assets    39,211      7,241      2,166       26,874    72,166     20,412      14,859     57,546         --    240,475
               =======    =======     ======      =======   =======    =======     =======    =======    ========  ========

         Following is the selected segment data as of and for the nine months ended September 30, 1999:

               -------    ---------   --------   --------   --------   ---------   --------   ---------  --------  ---------
                                                  Appli-               Communi-
               Tele-      Network                 cation               cations
               communi-   Infra-                  Techno-   Intelle-   Infra-                 Corporate   Elimi-    Consoli-
               cations    structure   Internet    logy      sale.com   structure   Non-Core   Overhead    ation     dated
               -------    ---------   --------   --------   --------   ---------   --------   ---------  --------  ---------
External
revenue        $40,797    $19,905     $4,405      $26,498   $87,736    $36,942     $15,437    $    70        $--   $231,790
Intersegment
revenue             --         --         --           --     5,006         --          --         --     (5,006)        --
               -------    -------     ------      -------   -------    -------     -------    -------    --------  --------
Total revenue   40,797     19,905      4,405       26,498    92,742     36,942      15,437         70     (5,006)   231,790
               =======    =======     ======      =======   =======    =======     =======    =======    ========  ========
Operating
income (loss)      834      1,612        560          363     6,011      1,308         311     (6,416)    (1,932)     2,651
               =======    =======     ======      =======   =======    =======     =======    =======    ========  ========
Total assets    39,211      7,241      2,166       26,874    72,166     20,412      14,859     57,546         --    240,475
               =======    =======     ======      =======   =======    =======     =======    =======    ========  ========

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

         Following is the selected segment data as of and for the three months ended September 30, 1998:

               -------    ---------   --------   --------   --------   ---------   --------   ---------  --------  ---------
                                                  Appli-               Communi-
               Tele-      Network                 cation               cations
               communi-   Infra-                  Techno-   Intelle-   Infra-                 Corporate   Elimi-    Consoli-
               cations    structure   Internet    logy      sale.com   structure   Non-Core   Overhead    ation     dated
               -------    ---------   --------   --------   --------   ---------   --------   ---------  --------  ---------
External
revenue        $ 8,368     $5,431     $1,006       $7,130   $14,845    $14,540      $7,176    $   548     $   --    $59,044
Intersetment
revenue             --         --         --           --       391         --          --         --       (391)        --
               =======    =======     ======      =======   =======    =======     =======    =======    ========  ========
Total revenue    8,368      5,431      1,006        7,130    15,236     14,540       7,176        548       (391)    59,044
               =======    =======     ======      =======   =======    =======     =======    =======    ========  ========
Operating
income (loss)      301        380         79        1,272       852      1,119         557       (899)      (349)     3,312
               =======    =======     ======      =======   =======    =======     =======    =======    ========  ========
Total assets    20,943      5,904      1,056       21,643    12,248     17,132      14,156     29,134         --    122,216
               =======    =======     ======      =======   =======    =======     =======    =======    ========  ========


         Following is the selected segment data as of and for the nine months ended September 30, 1998:

               -------    ---------   --------   --------   --------   ---------   --------   ---------  --------  ---------
                                                  Appli-               Communi-
               Tele-      Network                 cation               cations
               communi-   Infra-                  Techno-   Intelle-   Infra-                 Corporate   Elimi-    Consoli-
               cations    structure   Internet    logy      sale.com   structure   Non-Core   Overhead    ation     dated
               -------    ---------   --------   --------   --------   ---------   --------   ---------  --------  ---------
External
revenue        $22,992    $16,008     $1,904      $12,738   $43,041    $38,342     $15,256     $1,227     $   --   $151,508
Intersegment
revenue             --         --         --           --       923         --          --         --       (923)        --
               =======    =======     ======      =======   =======    =======     =======    =======    ========  ========
Total revenue   22,992     16,008      1,904       12,738    43,964     38,342      15,256      1,227       (923)   151,508
               =======    =======     ======      =======   =======    =======     =======    =======    ========  ========
Operating
Income (loss)    2,020      1,190        234        1,717     3,242      2,842         789     (2,296)      (888)     8,850
               =======    =======     ======      =======   =======    =======     =======    =======    ========  ========
Total assets    20,943      5,904      1,056       21,643    12,248     17,132      14,156     29,134         --    122,216
               =======    =======     ======      =======   =======    =======     =======    =======    ========  ========

9.       Mergers and Acquisitions

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

         (c) 100% of Lynch Marks & Associates, Inc., a network integration company based in Berkley, California in exchange for 773 shares of our Common Stock with a fair value of $2,526, Up to an additional $3,200 is payable in the future if certain earnings targets are achieved.

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)
         (d) 100% of STR, Inc., a software solutions company based in Cleveland, Ohio in exchange for 932 shares of our Common Stock with a fair value of $3,050. Up to an additional $8,000 is payable in the future if certain earnings targets are achieved.

         These four acquisitions were accounted for using the purchase method of accounting. Fair value of net assets acquired and liabilities assumed was $1,029, resulting in goodwill of $8,898, which is being amortized over 20 years.

         In May 1999, the Company entered into an agreement to merge its wholly owned Canadian subsidiary, TigerTel Services Limited, with Contour Telecom Management, Inc., a Canadian company. The Company received, in a reverse merger transaction, 19,769 shares of Contour's common stock, representing approximately 75% of the total outstanding shares, with a fair value of $5,627. The transaction was accounted for under the purchase method of accounting. Fair value of net assets acquired and liabilities assumed was $875, resulting in goodwill of $4,752, which is being amortized over 20 years.

         In June 1999, our subsidiary Intellesale.com, Inc., purchased all of the shares of Bostek, Inc. and Micro Components International, Incorporated (collectively, "Bostek") for $25,200, of which $10,200 was paid in cash at closing. Upon a successful initial public offering of Intellesale.com, $10,000 will be payable in stock of Intellesale.com and the remaining amount will be payable in cash over time. In the event an initial public offering does not occur, the $10,000 will be payable in cash. An additional $5,000 is contingent upon the achievement of certain earnings targets. Bostek is engaged in the business of acquiring open-box and off-specification computer equipment and selling such equipment, using the internet and other selling channels. The transaction was accounted for under the purchase method of accounting. Fair value of net assets acquired and liabilities assumed was $3,747, resulting in goodwill of $21,458, which is being amortized over 20 years.

         Total assets acquired, including goodwill, during the second quarter of 1999, are summarized as follows:

Purchase price                                               $40,759
Net assets acquired                                            5,650
                                                            ---------
Goodwill                                                     $35,109
                                                            =========

         Unaudited pro forma results of operations for the nine months ended September 30, 1999 and 1998 are included below. Such pro forma information assumes that the above transactions had occurred as of January 1, 1999 and 1998, respectively.

                                                       Nine months Ended
                                                         September 30,
                                                     1999             1998
                                                  ----------       ----------
Revenues                                          $ 285,467        $ 236,777
Income (loss) before extraordinary loss                (446)           6,033
Net income (loss)                                      (606)           6,033

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

10.      Amendments to Purchase Agreements

         In the second quarter of 1999, the Company reached tentative agreement to settle put options that were entered into with the selling shareholders of various companies in which the Company acquired a less than 100% interest. The Company agreed to pay $3.9 million in a combination of cash and stock of one of the Company's subsidiaries, Intellesale.com, in exchange for the remaining ownership interest. Several of the purchase agreements for the subsidiaries contained a provision whereby the seller could obtain additional "earnout payments" upon achievement of certain earnings targets. The Company entered into contingent agreements during the second quarter of 1999 to fix the amount of these payments at $6.2 million in a combination of cash and stock of Intellesale.com. These settlements are contingent upon the successful completion of a planned public offering of Intellesale.com within one year of the date of the agreements.

11.      Subsequent Events

         On October 29, 1999, we entered into an agreement to dispose of four companies in our Communications Infrastructure group for total consideration of $13.5 million. Additionally the Company has decided to repurchase approximately
2.7 million shares of our Common Stock.


         In October 1999, Intellesale filed an Amended Registration Statement on Form S-1 for the sale of its common stock. The Registration Statement is subject to review and may be modified. There is no assurance that the registration of Intellesale's common stock will become effective.

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


RECENT DEVELOPMENTS

         During the second quarter of 1999, we made several acquisitions. In April 1999, we acquired:

         (a) 100% of the outstanding shares of common stock of Port Consulting, Inc., an integrator of information technology application systems and custom application development services based in Jacksonville, Florida;

         (b) 100% of the outstanding common shares of Hornbuckle Engineering, Inc., an integrated voice and data solutions provider based in Monterey, California;

         (c) 100% of Lynch Marks & Associates, Inc., a network integration company based in Berkley, California; and

         (d) 100% of STR, Inc., a software solutions company based in Cleveland, Ohio.

         In May 1999, we entered into an agreement to merge our wholly owned Canadian subsidiary, TigerTel Services Limited, with Contour Telecom Management, Inc., a Canadian company. We received, in a reverse merger transaction, 19,769 shares of Contour's common stock, representing approximately 75% of the total outstanding shares.

         In June 1999, our subsidiary Intellesale.com, Inc., purchased all of the shares of Bostek, Inc. and Micro Components International, Incorporated (collectively, "Bostek"). Bostek is engaged in the business of acquiring open-box and off-specification computer equipment and selling such equipment, using the internet and other selling channels.

         All acquisitions were accounted for using the purchase method of accounting. Total assets acquired, including goodwill, during the second quarter of 1999, are summarized as follows:

Purchase price                                                           $40,759
Net assets acquired                                                        5,650
                                                                         -------
Goodwill                                                                 $35,109
                                                                         =======

         On September  14,  1999, we  filed a  registration  statement  with the
Securities and Exchange Commission (SEC) in preparation for the offering of shares of one of our subsidiaries, Intellesale.com, to the public. In connection therewith, in the second quarter of 1999, we reached tentative agreement to settle put options that were entered into with the selling shareholders of various companies in which we had acquired a less than 100% interest. We agreed to pay $3.9 million in a combination of cash and stock of Intellesale.com, in exchange for the remaining ownership interest. Several of the purchase agreements for the subsidiaries contained a provision whereby the seller could obtain additional "earnout payments" upon achievement of certain earnings targets. We entered into contingent agreements during the second quarter of 1999 to fix the amount of these payments at $6.2 million in a combination of cash and stock of Intellesale.com. The above settlements are contingent upon the successful completion of the public offering of Intellesale.com within one year of the date of the agreements.

         As part of our reorganization of our core business into five reportable business groups, we implemented a restructuring plan in the first quarter of 1999. The restructuring plan includes the exiting of selected lines of business within the our Telecommunications and Application Technology business groups, and the associated write-off of assets. In the first quarter of 1999, we incurred a restructuring charge of $2,236 that includes asset impairments, primarily software and other intangible assets, of $1,522, lease terminations of $541, and employee separations of $173. In addition, during the first quarter of 1999, as part of our core business reorganization, we realigned certain operations within our Telecommunications division and recognized impairment charges and other related costs of $314.

         In October 1999, we disposed of four business units within our Communications Infrastructure Group for total consideration of $13.5 million. We have concluded that the business units within this segment are no longer core to our operations and we anticipate that we will dispose of the remaining two business units within this segment by the end of the first quarter of 2000. During the third quarter of 1999, in anticipation of the disposal of these four business entities, we incurred one-time, non-recurring, pre-tax costs of approximately $569, of which $250 is included in cost of goods sold and $319 is included in selling, general and administrative expenses.

         In May 1999, we negotiated the early retirement of our line of credit with State Street Bank and Trust Company ("State Street Debt") and its simultaneous refinancing with IBM Credit Corporation. The IBM Agreement, as amended and restated, provides for a revolving credit line of up to $39.5 million, a term loan A of up $22 million, a term loan B of up to $25 million, a term loan C designated in Canadian dollars of up to C$10.0 million, and a term loan D designated in Canadian dollars of up to C$8.425 million. Deferred financing fees associated with the State Street debt were written off during the second quarter of 1999. The total amount of the write-off recorded as an extraordinary loss was $160, net of income taxes.

         Beginning in the fourth quarter of 1998 and continuing into 1999, we reorganized into seven operating segments to more effectively and efficiently provide integrated communications products and services to a broad base of customers. During the second quarter of 1999, several adjustments were made to the composition of the Telecommunications, Internet and Non-core divisions to better align the strengths of the respective divisions with the objectives of those divisions. Prior year information has been restated to present our reportable segments. The four operating segments that currently represent our core competency are:

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

     o Communications Infrastructure - The Communications Infrastructure division provides communications towers, fiber optics, cabling, power distribution and communications equipment. Four of the six entities within this business unit were disposed of in October 1999.

     o   Non-Core  -  The  Non-Core  division  provides  electrical  components,
         control  panels,   design   engineering,   manufacturing   engineering,
         automation systems and vacuum pumps.

RESULTS OF OPERATIONS

         The following table summarizes our results of operations as a percentage of revenue for the three and nine month periods ended September 30, 1999 and 1998 and is derived from the unaudited consolidated statements of operations in Part I, Item, 1 of this report.


                                                                       Relationship to Revenue
                                                             --------------------------------------------
                                                             Three Months Ended       Nine Months Ended
                                                               September 30,            September 30,
                                                             --------------------------------------------
                                                              1999         1998         1999        1998
                                                                %            %            %           %

     Revenue                                                 100.0        100.0        100.0       100.0
     Cost of goods sold                                       73.3         67.9         68.3        69.1
                                                             -----        -----        -----       -----
     Gross profit                                             26.7         32.1         31.7        30.9
     Selling, general and administrative expenses             22.4         24.3         26.7        23.1
     Depreciation and amortization                             2.4          2.2          2.7         2.0
     Restructuring and unusual charges                          --           --          1.2          --
                                                             -----        -----        -----       -----
     Operating income                                          1.9          5.6          1.1         5.8
     Interest income                                           0.1          0.2          0.2         0.2
     Interest expense                                         (1.1)        (0.8)        (1.0)       (0.7)
                                                             -----        -----        -----       -----
     Income (loss) before provision for income taxes,          0.9          5.0          0.3         5.3
         minority interest and extraordinary loss
     Provision for income taxes                                0.6          1.7          0.4         1.8
                                                             -----        -----        -----       -----
     Income (loss) before minority interest and                0.3          3.3         (0.1)        3.5
         extraordinary loss
     Minority interest                                         0.1         (0.5)        (0.2)       (0.4)
                                                             -----        -----        -----       -----
     Income (loss) before extraordinary loss                   0.4          2.8         (0.3)        3.1
     Extraordinary loss                                         --           --         (0.1)         --
     Preferred stock dividends                                  --          0.0           --         0.1
                                                             -----        -----        -----       -----
     Net income (loss) available to common stockholders        0.4          2.8         (0.4)        3.0
                                                             =====        =====        =====       =====

Company Overview

Revenue

         Revenue for the three months ended September 30, 1999 was $107.2 million, an increase of $48.2 million, or 81.7%, from $59.0 million for the three months ended September 30, 1998. Revenue for the nine months ended September 30, 1999 was $231.8 million, an increase of $80.3 million, or 53.0%, from $151.5 million for the nine months ended September 30, 1998.

         Revenue generated during the three and nine months ended September 30, 1999 and 1998 by operating segment was:

                                                              --------------------------------------------------
                                                                 Three Months Ended       Nine Months Ended
                                                                   September 30,            September 30,
                                                              --------------------------------------------------
                                                                     1999         1998         1999        1998
                                                                     ----         ----         ----        ----

     Telecommunications                                         $  17,265     $  8,368     $ 40,797    $ 22,992
     Network Infrastructure                                         7,399        5,431       19,905      16,008
     Internet                                                       2,285        1,006        4,405       1,904
     Application Technology                                        11,800        7,130       26,498      12,738
     Intellesale.com                                               51,482       15,236       92,742      43,964
     Communications Infrastructure                                 14,552       14,540       36,942      38,342
     Non-Core                                                       5,268        7,176       15,437      15,256
     Corporate (including amounts incurred during
         consolidation)                                            (2,789)         157       (4,936)        304
                                                                ==========    ========     =========   =========
     Consolidated                                               $ 107,262     $ 59,044     $231,790    $151,508
                                                                ==========    ========     =========   =========


Changes during the quarter and year-to-date were:

o Telecommunications revenue increased 106.3% for the quarter and 77.4% for the year as a result of TigerTel's reverse merger with Contour in May 1999. Revenue from this entity increased by $7.6 million in the third quarter of 1999 compared to the third quarter of 1998.

o Network infrastructure revenue increased 36.2% for the quarter and 24.3% for the year as a result of the acquisitions, in the second quarter of 1999, of Hornbuckle Engineering, Inc. and Lynch Marks & Associates. These entities contributed $3.2 million to revenue in the third quarter.

o Internet revenue increased by 127.1% in the quarter and 131.4% for the year as a result of our acquisition of Port Consulting in the second quarter of 1999.

o Application technology's revenue increased by 65.5% in the quarter and 108.0% for the year. This division includes the revenues of STR, Inc. an acquisition completed during the second quarter of 1999. Revenue contributed by STR during the third quarter amounted to $5.1 million or 108.5% of the increased revenue of this group. The decrease in revenue from existing businesses is the result of our planned exit from certain lines of business within this division.

o Intellesale.com's revenue increased 237.9% for the quarter and 110.9% for the year. Bostek, which was acquired in June 1999, contributed $28.4 million in the third quarter or 78.5% of the increase for the quarter and 58.3% of the increase for the year, while existing businesses contributed the difference.

o Communications infrastructure's revenue was flat in the quarter and declined by 3.7% for the year. Increased competition and the slowing of certain lines of business contributed to this decline.

o Non-core revenue decreased 26.6% in the quarter and increased 1.2 % for the year. One entity in this segment was sold at the beginning of 1999 and its revenue is no longer included, and certain lines of business within this segment continue to suffer from competition and lost market share.

Gross Profit and Gross Margin Percentage

         Gross profit for the three months ended September 30, 1999 was $28.6 million, an increase of $9.7 million, or 51.3%, from $18.9 million for the three months ended September 30, 1998. Gross profit for the nine months ended September 30, 1999 was $73.4 million, an increase of $26.5 million, or 56.5%, from $46.9 million for the nine months ended September 30, 1998. As a percentage of revenue, the gross margin was 26.7% and 32.1% for the three months ended September 30, 1999 and 1998, and was 31.7% and 30.9% for the nine months ended September 30, 1999 and 1998, respectively.

         Gross profit for the three and nine months ended September 30, 1999 and 1998 by operating segment was:

                                                              --------------------------------------------------
                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30,            September 30,
                                                              --------------------------------------------------
                                                                      1999         1998         1999       1998
                                                                      ----         ----         ----       ----

     Telecommunications                                            $ 5,837      $ 4,304      $16,853    $11,963
     Network Infrastructure                                          2,574          944        6,226      2,841
     Internet                                                        1,696          397        3,314        841
     Application Technology                                          5,367        4,319       14,537      8,234
     Intellesale.com                                                 7,943        3,877       19,588     10,414
     Communications Infrastructure                                   3,930        2,966        8,732      7,817
     Non-Core                                                        1,289        1,878        4,093      4,179
     Corporate (including amounts incurred during
         consolidation)                                                 30          264           69        602
                                                              --------------------------------------------------
     Consolidated                                                  $28,666      $18,949      $73,412    $46,891
                                                              ==================================================


         Gross margin percentage for the three and nine months ended September 30, 1999 and 1998 by operating segment was:

                                                              --------------------------------------------------
                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30,            September 30,
                                                              --------------------------------------------------
                                                                      1999         1998         1999       1998
                                                                         %            %            %          %
     Telecommunications                                               33.8         51.4         41.3       52.0
     Network Infrastructure                                           34.8         17.4         31.3       17.7
     Internet                                                         74.2         39.5         75.2       44.2
     Application Technology                                           45.5         60.6         54.9       64.6
     Intellesale.com                                                  15.4         25.4         21.1       23.7
     Communications Infrastructure                                    27.0         20.4         23.6       20.4
     Non-Core                                                         24.5         26.2         26.5       27.4
                                                              --------------------------------------------------
     Consolidated                                                     26.7         32.1         31.7       30.9
                                                              ==================================================

Changes during the quarter and year-to date were:

o Telecommunications gross profits increased by 35.6% for the quarter and 40.9% for the year, but margins declined to 33.8% from 51.4% for the quarter and to 41.3% from 52.0% for the year. The increase in absolute dollars is as a result of the acquisition of Contour, but this acquisition also contributed to the lower overall gross margin. Contour's margins are historically lower than those of the other entities within this division.

o Network infrastructures improvement is solely attributable to the acquisitions during the second quarter of 1999. The companies acquired are service oriented companies with most expenses being classified as selling, general and administrative.

o Internet's increase is due to the inclusion of Port Consulting, acquired in the second quarter of 1999.

o Application technology increased in absolute dollar amounts due to the acquisition of STR but declined as a percentage of revenue as we implemented our planned exit from a once highly profitable but declining market.

o Intellesale.com's dollar gross profit increased as a result of increased revenue from Bostek and internal growth, but our margins declined as we continued our expansion and focus our business on Internet commerce. We do not anticipate that margins will decline any further in the future.

o Communication infrastructure's gross profit and margin improved, despite flat revenue for the quarter and declining revenue for the year, as construction projects were completed during the quarter at higher than previously estimated gross profits.

o Non-core's gross profit and margin declined due to the sale of one business at the beginning of 1999 and the overall poor performance of the units within this division.

Selling, General and Administrative Expense

         Selling, general and administrative expense for the three months ended September 30, 1999 was $24.0 million, an increase of $9.7 million, or 67.8%, from $14.3 million for the three months ended September 30, 1998. Selling, general and administrative expense for the nine months ended September 30, 1999 was $61.8 million, an increase of $26.9 million, or 77.1%, from $34.9 million for the nine months ended September 30, 1998. As a percentage of revenue, selling, general and administrative expense was 22.4% and 24.3% for the three months ended September 30, 1999 and 1998, respectively and was 26.7% and 23.1% for the nine months ended September 30, 1999 and 1998, respectively.

         Selling, general and administrative expense for the three and nine months ended September 30, 1999 and 1998 by operating segment was:

                                                                ---------------------------------------------
                                                                 Three Months Ended         Nine Months Ended
                                                                     September 30,            September 30,
                                                                ---------------------------------------------
                                                                    1999         1998         1999       1998
                                                                    ----         ----         ----       ----

     Telecommunications (1)                                     $  4,800      $ 3,793      $14,382    $ 9,510
     Network Infrastructure                                        1,901          553        4,528      1,624
     Internet                                                      1,393          311        2,708        591
     Application Technology (1)                                    4,597        2,692       12,566      5,705
     Intellesale.com                                               5,737        2,968       13,259      7,006
     Communications Infrastructure                                 3,059        1,709        6,943      4,599
     Non-Core                                                      1,201        1,198        3,314      3,116
     Corporate (including amounts incurred during
         consolidation) (1)                                        1,334        1,113        4,138      2,803
                                                                ---------------------------------------------
     Consolidated                                               $ 24,022      $14,337      $61,838    $34,954
                                                                =============================================

---------

(1) Includes restructuring and unusual charges incurred in the first nine months of 1999 of $511 in the Telecommunications division, $400 in the Application Technology division and $1,639 in the corporate overhead expense.


         Selling, general and administrative expense as a percentage of revenue for the three and nine months ended September 30, 1999 and 1998 by operating segment was:

                                                     ------------------------------------------
                                                     Three Months Ended       Nine Months Ended
                                                       September 30,            September 30,
                                                     ------------------------------------------
                                                     1999         1998         1999       1998
                                                        %            %            %          %

     Telecommunications (1)                          27.8         45.3         35.3       41.4
     Network Infrastructure                          25.7         10.2         22.7       10.1
     Internet                                        61.0         30.9         61.5       31.0
     Application Technology (1)                      39.0         37.8         47.4       44.8
     Intellesale.com                                 11.1         19.5         14.3       15.9
     Communications Infrastructure                   21.0         11.8         18.8       12.0
     Non-Core                                        22.8         16.7         21.5       20.4
                                                     ------------------------------------------
     Consolidated (1)                                22.4         24.3         26.7       23.1
                                                     ==========================================
---------

(1) Includes, as a percentage of total revenue, restructuring and unusual charges incurred in the first nine months of 1999 of 0.2% in the Telecommunications division, 0.2% in the Application Technology division and 0.7% in the corporate overhead expense.

Changes during the quarter and year-to-date were:

o Telecommunications increased in absolute dollar terms but, as a percentage of revenue, declined 17.5 percentage points from 45.3% in the third quarter of 1998 to 27.8% in 1999 and declined 6.1 percentage points from 41.4% for the nine months ended September 30, 1998 to 35.3% in 1999 reflecting this division's continued success in reducing overhead expenses.

o Network infrastructure increased significantly over 1998 as a result of acquisitions made in the second quarter of 1999. These companies are more service oriented and have higher SG&A expenses.

o Internet increased significantly over 1998 as a result of the switch in entities comprising this group from a hardware oriented company with higher cost of goods sold and lower SG&A expenses to a service oriented company with lower cost of goods sold but higher SG&A expenses.

o Application technology increased in dollar terms due to an acquisition in the second quarter of 1999. As a percentage of revenue, SG&A expense in this division has not increased significantly over prior periods.

o Intellesale.com's SG&A expenses increased in dollar terms as a result of the acquisition of Bostek in June 1999 and the increase of Internet related business and the consolidation of operations into one facility. However, as a percentage of sales, SG&A expense has declined slightly from prior periods to a level that is expected to remain constant in the immediate future.

o Communications infrastructure has increased both in dollar amounts and as a percentage of revenue in 1999 over 1998 as a result of increased labor, union and benefit costs and one-time charges recorded in the third quarter of 1999 of approximately $569 in anticipation of the sale of four units in October 1999.

o Non-core SG&A did not increase in dollar terms but increased as a percentage of sales as sales continue to decline at certain units within this division.

Depreciation and Amortization

         Depreciation and amortization expense for the three months ended September 30, 1999 was $2.6 million, an increase of $1.3 million, or 100.0%, from $1.3 million for the three months ended September 30, 1998. Depreciation and amortization expense for the nine months ended September 30, 1999 was $6.4 million, an increase of $3.3 million, or 106.5%, from $3.1 million for the nine months ended September 30, 1998.

         Depreciation and amortization expense for the three and nine months ended September 30, 1999 and 1998 by operating segment was:

                                                     --------------------------------------------------
                                                          Three Months Ended        Nine Months Ended
                                                             September 30,            September 30,
                                                     --------------------------------------------------
                                                           1999         1998         1999       1998
                                                           ----         ----         ----       ----

     Telecommunications                                   $  465       $  211       $1,127     $  433
     Network Infrastructure                                   51           10           86         27
     Internet                                                 23            8           46         16
     Application Technology                                  461          356        1,208        813
     Intellesale.com                                         132           57          317        165
     Communications Infrastructure                           200          138          481        377
     Non-Core                                                164          124          468        273
     Corporate (including amounts incurred during
         consolidation)                                    1,116          396        2,640        983
                                                     -------------------------------------------------
     Consolidated                                         $2,612       $1,300       $6,373     $3,087
                                                     =================================================


Changes during the quarter and year-to-date were:

o Telecommunications increased due to TigerTel's reverse merger with Contour in May 1999 as well as amortization of goodwill of subsidiaries acquired at the beginning of 1999.

o Network infrastructure increased due to the two acquisitions completed in the second quarter of 1999.

o Internet increased due to the increase in depreciable assets in this division in 1999.

o Application technology increased due to the acquisition completed in the second quarter of 1999.

o Intellesale.com increased due to the acquisition of Bostek and the increase in depreciable assets in 1999.

o Communications infrastructure and non-core both increased in 1999 due to the acquisition of depreciable assets.

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

Operating Income (Loss)

         Operating income for the three months ended September 30, 1999 was $2.0 million, a decrease of $1.3 million, or 39.4% from $3.32 million for the three months ended September 30, 1998. Operating income for the nine months ended September 30, 1999 was $2.7 million, a decrease of $6.2 million, or 69.7%, from $8.9 million for the nine months ended September 30, 1998. Changes in operating income are a result of the factors discussed above. Excluding the $2.6 million restructuring and unusual charges mentioned above, operating income for the nine months ended September 30, 1999 was $5.3 million.

         Operating income (loss) during the three and nine months ended September 30, 1999 and 1998 by operating segment was:

                                                           -----------------------------------------------
                                                             Three Months Ended        Nine Months Ended
                                                                September 30,            September 30,
                                                           -----------------------------------------------
                                                               1999         1998         1999       1998

     Telecommunications (1)                                  $  571       $  301       $  834     $2,021
     Network Infrastructure                                     622          380        1,612      1,190
     Internet                                                   280           79          560        234
     Application Technology (1)                                 309        1,272          363      1,717
     Intellesale.com                                          2,074          852        6,011      3,242
     Communications Infrastructure                              671        1,119        1,308      2,842
     Non-Core                                                   (76)         557          311        789
     Corporate (including amounts incurred during
         consolidation) (1)                                  (2,419)      (1,248)      (8,348)    (3,185)
                                                         ------------------------------------------------
     Consolidated                                            $2,032       $3,312       $2,651     $8,850
                                                         ================================================
-------------

(1) Includes restructuring and unusual charges incurred in the first nine months of 1999 of $511 in the Telecommunications division, $400 in the Application Technology division and $1,639 in the corporate overhead expense.

         Operating income as a percentage of revenue for the three and nine months ended September 30, 1999 and 1998 by operating segment was:

                                                     --------------------------------------------
                                                     Three Months Ended         Nine Months Ended
                                                         September 30,             September 30,
                                                     --------------------------------------------
                                                       1999         1998         1999       1998
                                                           %            %            %          %

     Telecommunications (1)                              3.3          3.6          2.0        8.8
     Network Infrastructure                              8.4          7.0          8.1        7.4
     Internet                                           12.3          7.9         12.7       12.3
     Application Technology (1)                          2.6         17.8          1.4       13.5
     Intellesale.com                                     4.0          5.6          6.5        7.4
     Communications Infrastructure                       4.6          7.7          3.5        7.4
     Non-Core                                           (1.4)         7.8          2.0        5.2
                                                      -------------------------------------------
     Consolidated (1)                                    1.9          5.6          1.1        5.8
                                                      ===========================================
---------------

(1) Includes, as a percentage of total revenue, restructuring and unusual charges incurred in the first nine months of 1999 of 0.2% in the Telecommunications division, 0.2% in the Application Technology division and 0.7% in the corporate overhead expense.

Interest Income and Expense

         Interest income was $ 0.2 million and $0.1 million for the three months ended September 30, 1999 and 1998, respectively, and was $0.4 million and $0.3 million for the nine months ended September 30, 1999 and 1998, respectively. Interest income is earned primarily from short-term investments and notes receivable.

         Interest expense was $1.2 million and $0.5 million for the three months ended September 30, 1999 and 1998, respectively and was $2.3 million and $1.1 million for the nine months ended September 30, 1999 and 1998, respectively. Interest expense is principally associated with revolving credit lines, notes payable and term loans.

Income Taxes

         We had an effective income tax rate of 62.7% and 34.7% for the three months ended September 30, 1999 and 1998, respectively and 1347.6% and 34.4% for the nine months ended September 30, 1999 and 1998, respectively. The fluctuations in the tax rate during 1999 are a result of the loss arising in the first quarter of 1999, primarily due to the $2.6 million restructuring and unusual charges mentioned above, and the effect of various State income tax laws. Changes in the effective rate also arise from the effect of purchase accounting and the resulting amortization of goodwill, which is substantially non-deductible for income tax purposes.

Extraordinary Loss

         In connection with the early retirement of the Company's line of credit with State Street Bank and Trust Company and its simultaneous refinancing with IBM Credit Corporation, deferred financing fees associated with the State Street Bank and Trust agreement were written off during the second quarter of 1999. The total amount of the write-off recorded as an extraordinary loss was $160, net of income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, cash and cash equivalents totaled $9.0 million, an increase of $4.4 million, or 95.7% from $4.6 million at December 31, 1998. Cash is generally applied to the our revolving line of credit as it is collected. Cash of $14.3 million and $3.2 million was used in operations during the first nine months of 1999 and 1998, respectively. Excluding assets and liabilities acquired or assumed in connection with acquisitions, cash used in the first nine months of 1999 was due to the net loss, after adjusting for non-cash expenses and increases in accounts receivable, inventories and accounts payable and accrued expenses. Accounts receivable increased $22.7 million, or 66.0% from $34.4 million at December 31, 1998 as a result of increased levels of sales, particularly in the Telecommunications division and at Intellesale.com, and slightly slower collections. Inventories increased by $15.1 million, or 72.9% from $20.7 million at December 31, 1998. This increase was related primarily to the growth in sales over the Internet at Intellesale.com. Accounts payable and accrued expenses increased by $19.9 million, or 54.2% from $26.4 million at December 31, 1998 due to the higher inventory levels discussed above. Excluding assets and liabilities acquired or assumed in connection with acquisitions, cash used in the first nine months of 1998 was primarily due to net income, after adjusting for non-cash expenses, and increases in accounts receivable, inventories and prepaid expenses of $4.5 million, $2.5 million and $2.7 million, respectively, and a decrease in accounts payable of $1.6 million.

         Investing activities used cash of $21.4 million and $5.1 million during the first nine months of 1999 and 1998, respectively. In the first nine months of 1999, cash of $15.8 million was used to pay for the cost of asset and business acquisitions, $1.3 million was spent on other assets and payments of $3.7 million were made for property and equipment. During the first nine months of 1998, $1.6 million was used to purchase property and equipment, $2.6 million was paid for other assets and $1.1 million was loaned to officers of the Company.

         Financing activities provided cash of $40.2 million and $6.1 million during the first nine months of 1999 and 1998, respectively. During the first nine months of 1999, $51.9 million was raised through long-term debt, which was offset mainly by payments of $8.3 million on long-term debt. During the first nine months of 1998, $2.3 million was raised through the issuance of common shares, $0.9 million was raised through long term debt and $8.2 million was raised through notes payable. These sources of cash were offset mostly by payments of $4.4 million on long-term debt and $0.9 paid for the redemption of preferred shares.

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

         In August, 1998, we entered into a $20 milion line of credit with State Street Bank and Trust Company secured by all of our domestic assets at the prime lending rate or at the London Interbank Offered Rate, at our discretion. In February 1999, the amount of the credit available under the facility was increased to $23 million. On May 25, 1999, we entered into a Term and Revolving Credit Agreement with IBM Credit Corporation (the "IBM Agreement"). On May 26, 1999, we repaid the amount due to State Street and Trust Company. On July 30, 1999, the IBM Agreement was amended and restated. The IBM Agreement, as amended, provides for:

     (a) a revolving credit line of up to $38.5 million,  designated as follows:
         (i) a USA revolving credit line of up to $27 million, (ii) a Canadian revolving credit line of up to C$8.978 million, and (iii) a United Kingdom revolving credit line of up to $3 million,

     (b) a term loan A of up $22 million,

     (c) a term loan B of up to $25 million,

     (d) a term loan C designated in Canadian dollars of up to C$10.0 million, and

     (e) a term loan D designated in Canadian dollars of up to C$8.425 million.

         The revolving credit line may be used for general working capital requirements, capital expenditures and certain other permitted purposes. The USA revolving credit line bears interest at the 30-day LIBOR rate plus 1.75% to 1.90% depending on the Company's leverage ratio; the Canadian revolving credit line bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 0.1707% to 0.2207%, depending on the Company's leverage ratio; the UK revolving credit line bears interest at the base rate as announced by the National Westminster Bank PLC of England each month plus 1.4207% to 0.5707%, depending upon the Company's leverage ratio. As of September 30, 1999, the LIBOR rate was approximately 5.2853% and approximately $24.1 million was outstanding on the revolving credit line.

         Term loan A, which was used to pay off State Street Bank and Trust Company, bears interest at the 30-day LIBOR rate plus 1.75% to 1.90%, is amortized in quarterly installments over six years and is repayable in full on the third anniversary of the closing date of the loan. As of September 30, 1999, approximately $21.0 million was outstanding on this loan.

         Term loan B, which may be used for acquisitions, bears interest at the 30-day LIBOR rate plus 1.75% to 1.90%, is amortized in quarterly installments over six years and is repayable in full on the third anniversary of the closing date of the loan. As of September 30, 1999, approximately $20.4 million was outstanding on this loan.

         Term loan C, which was used by our Canadian subsidiaries to pay off their bank debt, bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 0.1707%, to 0.2207%, is amortized in quarterly installments over six years and is repayable in full on the third anniversary of the closing date of the loan. As of September 30, 1999, Toronto-Dominion's rate was approximately 6.25% and approximately C$9.7 million was outstanding on this loan.

         Term loan D, which may be used by one of our Canadian subsidiaries for acquisitions, bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 0.1707%, to 0.2207%, is amortized in quarterly installments over six years and is repayable in full on the third anniversary of the closing date of the loan. As of September 30, 1999, no advances have been made under this facility.

         The agreement contains standard debt covenants relating to the financial position and performance as well as restrictions on the declarations and payment of dividends. As of September 30, 1999, the Company was in compliance with all debt covenants.

         As of September 30, 1999, there were 47,568,948 shares of Common Stock outstanding. In addition, 836,472 shares of Common Stock are reserved for issuance in exchange for the exchangeable shares of our Canadian subsidiaries. Since January 1, 1999, we have issued an aggregate of 12,013,862 shares of Common Stock, of which 5,928,220 shares of Common Stock were issued as earnout payments in acquisitions, 3,512,308 were issued in connection with new acquisitions, 2,508,668 were issued in exchange for exchangeable shares, and 64,666 shares of Common Stock were issued for services rendered, including services under employment agreements and employee bonuses.

         We have entered into earnout arrangements with selling shareholders under which they are entitled to additional consideration for their interests in the companies they sold to us. Under these agreements, assuming that all earnouts are achieved, and assuming certain levels of profitability in the future, we are contingently liable for additional consideration amounting to approximately $4.5 million based on achieved 1999 results, approximately $8.3 million based on achieved 2000 results, approximately $10.9 million based on achieved 2001 results and approximately $2.0 million in each of the years 2002, 2003 and 2004. All amounts earned and payable have been accrued in the accompanying balance sheets. During the second quarter of 1999, the Company entered into contingent agreements with some of the subsidiaries to fix the earnout payments due to such subsidiaries' former shareholders at $6.2 million in a combination of cash and stock of one of the Company's subsidiaries, Intellesale.com. These agreements are contingent upon the successful completion of the pending public offering of Intellesale.com within one year of the date of the agreements.

         We have entered into put options with the selling shareholders of those companies in which we acquired less than a 100% interest. These options provide for us to acquire the remaining portion we do not own after periods ranging from 4 to 5 years from the dates of acquisition at amounts per share generally equal to 10% - 20% of the average annual earnings per share of the company before income taxes for, generally, a two-year period ending on the effective date of the put multiplied by a multiple ranging from 4 to 5. These requirements are recorded as changes in minority interest based upon current operating results. During the second quarter of 1999, the Company contingently agreed to pay $3.9 million in a combination of cash and stock of one of the Company's subsidiaries, Intellesale.com, in exchange for the remaining ownership interest. These agreements are contingent upon the successful completion of the pending public offering of Intellesale.com within one year of the date of the agreements.

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

Risks Associated with Acquisitions and Expansion

         We have engaged in a continuing program of acquisitions of other businesses which are considered to be complementary to our lines of business, and it is anticipated that such acquisitions will continue to occur. Our total assets were approximately $240 million as of September 30, 1999 and $124 million, $61 million, $33 million and $4 million as of December 31, 1998, 1997, 1996 and 1995, respectively. Our revenue was approximately $232 million for the nine months ended September 30, 1999 and approximately $207 million, $103 million, $20 million and $2 million for the years ended December 31, 1998, 1997, 1996 and 1995, respectively. Managing these dramatic changes in the scope of the business will present ongoing challenges to management, and there can be no assurance that our operations as currently structured, or as affected by future acquisitions, will be successful.

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


Dependence on Key Individuals

         Our future success is highly dependent upon our ability to attract and retain qualified key employees. We are organized with a small senior management team, with each of our separate operations under the day-to-day control of local managers. If we were to lose the services of any member of our central management team, the overall operations could be adversely affected, and the operations of any of the individual facilities could be adversely affected if the services of the local managers should be unavailable. We have entered into employment contracts with key officers and employees of senior management and certain subsidiaries. The agreements are for periods of one to ten years through September 2009. Some of the employment contracts also call for bonus arrangements based on earnings.

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

YEAR 2000 COMPLIANCE

         Background. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Millennium Bug" or "Year 2000 problem".

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

         Internal Infrastructure. We believe that our major computers, software applications, and related equipment used in connection with our internal operations are not subject to significant Year 2000 problems, because the computer programs we use are primarily off-the-shelf, recently developed programs from third-party vendors. We are in the process of obtaining assurances from such vendors as to the Year 2000 compliance of their products. Most vendors are reluctant to provide written assurances and, although some vendors may make verbal assurances of Year 2000 compliance, there can be no certainty that the systems utilized will not be affected. We have assessed all 40 of our operating locations and have determined that 29 of the 40 locations are Year 2000 compliant. Of the remaining 11 locations, 7 are in the process of upgrading their current systems and 4 are replacing their systems. All internal infrastructure systems and equipment are expected to be Year 2000 compliant prior to the anticipated Year 2000 failure dates.

         Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 problem. We have assessed all 40 of our operating locations and have determined that 38 of the 40 locations are Year 2000 compliant. The remaining 2 locations are in the process of upgrading or replacing the current systems. All non-information technology systems and equipment are expected to be Year 2000 compliant prior to the anticipated Year 2000 failure dates.

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

         Domestic borrowings under our Credit Agreement are at the London Interbank Offered Rate plus a factor. Canadian and UK borrowings are at the prime rates plus a factor established by Toronto-Dominion Bank of Canada and the National Westminster Bank PLC of England, respectively. Such rates are subject to adjustment at any time.

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

ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

         The following table lists all unregistered securities sold by us from January 1, 1999 through September 30, 1999. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.


                                                                     Number of
                                                      Issued           Common
Name/Entity/Nature                        Note          For            Shares

The Americom Group, Inc.                    1       Acquisition        106,581
The Americom Group, Inc.                    8       Acquisition         45,319
Advanced Telecommunications, Inc.           1       Acquisition        550,000
Aurora Electric, Inc.                       8       Acquisition          7,224
Consolidated Micro Components              1,2      Acquisition        649,696
Cra-Tek Company                             5       Acquisition        121,465
Cybertech Station, Inc.                     1       Acquisition         49,806
Cybertech Station, Inc.                     8       Acquisition         17,629
Data Path Technologies, Inc.               1,2      Acquisition      1,393,230
GDB Software Services, Inc.                1,2      Acquisition        627,879
Hornbuckle Engineering, Inc.                7       Acquisition        554,563
Information Products Center, Inc.           1       Acquisition        662,252
Information Products Center, Inc.           8       Acquisition        514,880
Innovative Vacuum Solutions, Inc.           1        Acquisition       426,213
Innovative Vacuum Solutions, Inc.           8        Acquisition         1,461
Lynch, Marks & Associates, Inc.             6        Acquisition       773,142
PPL, Ltd.                                   1        Acquisition       929,230
PPL, Ltd.                                   8        Acquisition       305,024
STR, Inc.                                   6        Acquisition       932,039
TigerTel Services Limited                   2        Acquisition        43,877
Winward Electric Service Inc.               1        Acquisition       533,333
Winward Electric Service Inc.               8        Acquisition       188,667
Charles Phillips                            3     Asset Acquisition      7,018
Services                                    4          Services         64,666
                                                                     ---------
      Total                                                          9,505,194
                                                                     =========

         -----------------

1. Represents shares issued in connection with the "earnout" provision of the Agreement of Sale.
2. Represents shares issued as a finders fee in connection with the acquisition of the company.
3. Represents shares issued in connection with the acquisition of certain assets by one of the Company's subsidiaries, Intellesale.com.
4. Represents shares issued for professional services or under employment or other such agreements.
5. Represents shares issued to a selling shareholder to acquire such shareholders minority interest.
6. Represents shares issued to the selling shareholders to acquire such shareholders 100% interest in such company.
7. Represents shares issued to the selling shareholders, as partial consideration, to acquire such shareholders 100% interest in such company.
8. Represents shares issued in connection with the "price protection" provision of the Agreement of Sale.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECUTIRY HOLDERS

         None

ITEM 5.       OTHER INFORMATION

         None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

27       Financial Data Schedule.


(b)      Reports on Form 8-K.


          The following Current Reports on Form 8-K were filed by the Company between July 1, 1999 and the date of this report:

         (1) On August 16, 1999, in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, we reported that, on July 30, 1999, we amended the IBM Agreement and had entered into an Amended and Restated Term and Revolving Credit Agreement. On October 5, 1999, we filed a Current Report on Form 8-K/A reporting that on September 29, 1999, we entered into Amendment No. 1 to the Amended and Restated IBM Agreement.

         (2) On August 12, 1999, we filed a Current Report on Form 8-K/A which included the required financial statements and pro forma financial information in connection with our subsidiary, Intelleslae.com, Inc.'s acquisition of Bostek, Inc. and Micro Components International, Incorporated.

         (3) On September 14, 1999, we filed a Current Report on Form 8-K which included a copy of our press release announcing that our subsidiary, Intellesale.com, Inc., filed a preliminary Registration Statement on Form S-1 to sell shares of its common stock.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     APPLIED DIGITAL SOLUTIONS, INC.
                                     (Registrant)

Date:  November 15, 1999             By:  /s/ David A. Loppert
                                          -------------------------------------
                                          David A. Loppert, Vice President,
                                          Treasurer and Chief Financial Officer

                                  Exhibit Index

Number            Description of Exhibits

27       Financial Data Schedule.