Form 10-K405
period 1999-12-31
APPLIED DIGITAL SOLUTIONS INC
filed 2000-03-30
CIK 924642

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       or
           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At March 24, 2000, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $523,124,000.

         At March 24, 2000, 49,942,930 shares of Common Stock were outstanding.

                       Documents Incorporated By Reference

         Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this annual report on Form 10-K (the "Annual Report").

                               TABLE OF CONTENTS

    Item            Description                                           Page

                                     PART I

   1.   Business                                                            3
   2.   Properties                                                         10
   3.   Legal Proceedings                                                  10
   4.   Submission of Matters to a Vote of Security Holders                11

                                     PART II

   5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                              12
   6.   Selected Financial Data                                            14
   7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        16
   7A.  Quantitative and Qualitative Disclosures About Market Risk         29
   8.   Financial Statements and Supplementary Data                        29
   9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosures                             29

                                 PART III

   10.  Directors and Executive Officers of the Registrant                 30
   11.  Executive Compensation                                             30
   12.  Security Ownership of Certain Beneficial Owners and Management     30
   13.  Certain Relationships and Related Transactions                     30

                                  PART IV

   14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   31
        Signatures                                                         67

PART I

ITEM 1.       BUSINESS

GENERAL

     Applied Digital Solutions is an emerging leader in the implementation of e-business solutions for the Internet through Computer Telephony Internet Integration (CTII) (the integration of computer, telecom and the Internet). Our goal is to be a single source e-business provider that mid-size companies can turn to for intelligently connecting their business processes via telephone or computer, with their customers, suppliers and partners to deliver the results expected from the emerging e-business market. Our services integrate Web front-end applications with back-end enterprise resources either by telephone, computer/software or both. We provide end to end solutions that enable e-business optimization while powering e-business initiatives through intelligent collaboration and customer interaction.

     We optimize and integrate key e-business processes through collaboration with our four technology groups, Telecommunications, Network, Internet and Applications. Our goal is to meet the challenge of the fundamental way businesses view the use of technology. Instead of looking at each of our four business groups as distinct and separate, we regard them as seamless and interrelated. The ubiquitous Internet Protocol is replacing the Circuit Switched network, resulting in a shift from traditional use of telephones, computers and the Internet into one dynamic network empowering the enterprise and eliminating all limitations, physical, structural or geographic.

     We currently operate in the United States, Canada and the United Kingdom. We are a Missouri corporation and were incorporated on May 11, 1993. Our principal office is located at 400 Royal Palm Way, Suite 410, Palm Beach, Florida 33480, and our phone number is (561) 366-4800.

     The majority of our current operations are the result of acquisitions completed during the last five years. Our net operating revenues were $336.7 million, $207.1 million, $103.2 million, $19.9 million and $2.3 million respectively, in 1999, 1998, 1997, 1996 and 1995. Since 1995 we have completed 41 acquisitions. Management analyzes each acquisition opportunity using criteria including profitability over a two to three year period, the strength of the acquiree's balance sheet, the strength of its customer base and the experience of its management team. Since January 1, 1999, we have completed six acquisitions.

BUSINESS DIVISIONS

     Prior to March 1999, our business was organized into three, and then eventually, four business groups, or industry segments: the Services and
Solutions Group (formerly the Retail Group), the Computer Group, the Manufacturing Group and the International Group. Each operating business was conducted through a separate subsidiary company directed by its own management team, and each subsidiary company had its own marketing and operations support personnel. Each management team originally reported to our President, who was responsible for overall corporate control and coordination, as well as financial planning. Later, a Group Vice President was added and the management teams reported to the Group Vice President, who ultimately reported to our President. The Chairman was responsible for our overall business and strategic planning.

     In March 1999, we announced a corporate reorganization at which time we named five new divisions. Each division is managed by a division president who reports to the President. Each division either has in place or is in the process of hiring a vice president of marketing and a financial controller. We believe we will attain increased operating efficiencies through this reorganization and believe this structure will facilitate the cross marketing of our products and services. In October 1999, we disposed of the main business units comprising our Communications Infrastructure division and dissolved this group. In December 1999, our subsidiary, Digital Angel.net, Inc., acquired the patent rights to a miniature digital transceiver, which we named "Digital Angel(TM)." While still in the development stage, we believe that this technology may be available for a variety of purposes, such as providing a tamper-proof means of identification for enhanced e-business security, locating lost or missing individuals, tracking the location of valuable property and monitoring the medical conditions of at-risk patients.

     Our primary businesses, other than IntelleSale.com, the Non-Core Business Group and Digital Angel, are now organized into four business divisions:

     o Telecommunications -- implements telecommunications and Computer Telephony Integration (CTI) solutions for e-business. We integrate a wide range of voice and data solutions from communications systems to voice over Internet Protocol and Virtual Private Networking (VPN). We provide complete design, project management, cable/fiber infrastructure, installation and on-going support for the customers we support. On December 30, 1999, we sold our interest in our Canadian subsidiary, TigerTel, Inc. to concentrate our efforts on our domestic CTI solutions.

     o Network -- is a professional services organization dedicated to delivering quality e-business services and support to our client partners, providing e-business infrastructure design and deployment, personal computer network infrastructure for the development of local and wide area networks as well as site analysis, configuration proposals, training and customer support services.

     o Internet -- equips our customers with the necessary tools and support services to enable them to make a successful transition to implementing e-business practices, Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) solutions, website design, and application and internet access services to customers of our other divisions.

     o Applications -- provides software applications for large retail application environments, including point of sale, data acquisition, asset management and decision support systems and develops programs for portable data collection equipment, including wireless hand-held devices. It is also involved in the design, manufacture and support of satellite communication technology including satellite modems, data broadcast receivers and wireless global positioning systems for commercial and military applications.

     As of December 31, 1999, 1998 and 1997, revenues from these four divisions together accounted for 38.2%, 35.9% and 40.5%, respectively, of our total revenues.

IntelleSale.com

     IntelleSale.com, Inc. sells refurbished and new computer equipment and related components online, through its website at www.IntelleSale.com, and through other Internet companies, as well as through traditional channels, which includes sales made by IntelleSale.com's sales force.

     As of December 31, 1999, 1998 and 1997, revenues from IntelleSale.com accounted for 42.5%, 30.3% and 40.3%, respectively, of our total revenues.

     On September 14, 1999, IntelleSale.com filed a registration statement with the Securities and Exchange Commission in connection with its proposed initial public offering. In addition to IntelleSale.com selling primary shares, we expected to sell shares of IntelleSale.com stock as a selling shareholder. On January 31, 2000, we announced that we were postponing the proposed initial public offering of IntelleSale.com stock due to market conditions.

The Non-Core Business Group

     This group is comprised of seven individually managed companies whose businesses are as follows:

     o Gavin-Graham Electrical Products is a custom manufacturer of electrical products, specializing in digital and analog panelboards, switchboards, motor controls and general control panels. The company also provides custom manufacturing processes such as shearing, punching, forming,
         welding,   grinding,   painting  and  assembly  of  various   component
         structures.

     o Ground Effects, Ltd., based in Windsor, Canada, is a certified manufacturer and tier one supplier of standard and specialized vehicle accessory products to the automotive industry. The company exports over 80% of the products it produces to the United States, Mexico, South America, the Far East and the Middle East.

     o   Hopper   Manufacturing   Co.,  Inc.   re-manufactures  and  distributes
         automotive parts. This primarily includes alternators, starters, water pumps, distributors and smog pumps.

     o Innovative Vacuum Solutions, Inc. designs, installs and re-manufactures vacuum systems used in industry.

     o   Americom,   STC  Netcom  and  ACT  Leasing  are  all  involved  in  the fabrication, installation and maintenance of microwave, cellular and digital personal communication services towers.

     As of December 31, 1999, 1998 and 1997, revenues from this business group, as well as the four disposed entities within our Communications Infrastructure group, accounted for 19.2%, 34.7% and 21.3%, respectively, of our total revenues.

     We announced our intention to divest, in the ordinary course of business, these non-core businesses at such time and on such terms as our Board of Directors determines advisable. There can be no assurance that we will divest of any or all of these businesses or as to the terms of any divestiture transaction.

GROWTH STRATEGY

     Our growth strategy is focused on internal expansion and growth through acquisitions. The following are the key elements of our strategy:

     o Become a Single Source e-Business Solutions Provider. We believe that our expertise in all four areas of our core competency will enable us to capitalize on the interest of businesses in fulfilling their e-business solutions through one provider.

     o Leverage of Existing Customer Relationships. We believe there are significant opportunities within and between each of our operating divisions to cross market our services to our existing client base.

     o Profit Center Management. While our corporate management team provides overall guidance, strategic direction and administrative support, our division presidents have responsibility for the day-to-day operations of their respective groups. We operate each business division as a largely autonomous profit center, which is held accountable for achieving its financial goals. This approach to management increases our responsiveness to changes in the marketplace and to our customers' requirements and contributes to our ability to grow profitably.

     o Acquisitions. Since 1995 we have completed 41 acquisitions. Management analyzes each acquisition opportunity using criteria including profitability over a two to three year period, the strength of the acquiree's balance sheet, the strength of its customer base and the experience of its management team.

COMPETITION

     Each segment of our business is highly competitive, and we expect that competitive pressures will continue. Many of our competitors have far greater financial, technological, marketing, personnel and other resources than us. The areas which we have identified for continued growth and expansion are also target market segments for some of the largest and most strongly capitalized companies in the United States, Canada and Europe. There can be no assurance that we will have the financial, technical, marketing and other resources required to compete successfully in this environment in the future.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

     Certain statements in this Annual Report, and the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995.
We intend that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our continued
ability to sustain our growth through product development and business acquisitions; the successful completion and integration of future acquisitions; the ability to hire and retain key personnel; the continued development of our technical, manufacturing, sales, marketing and management capabilities; relationships with and dependence on third-party suppliers; anticipated competition; uncertainties relating to economic conditions where we operate; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; rapid technological developments and obsolescence in the industries in which we operate and compete; potential performance issues with suppliers and customers; governmental export and import policies; global trade policies; worldwide political stability and economic growth; the highly competitive environment in which we operate; potential entry of new, well-capitalized competitors into our markets; changes in our capital structure and cost of capital; and uncertainties inherent in international operations and foreign currency fluctuations. The words "believe", "expect",
"anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

RISK FACTORS

     In addition to the other information contained herein, the following factors should be considered in evaluating our Company and our business.

Uncertainty of Future Financial Results

     While we have been profitable for the last three fiscal years, future financial results are uncertain. There can be no assurance that we will continue to be operated in a profitable manner. Profitability depends upon many factors, including the success of our various marketing programs, the maintenance or reduction of expense levels and our ability to successfully coordinate the efforts of the different segments of our business.

Future Sales of and Market for our Shares of Common Stock

     As of March 24, 2000, there were 49,942,930 shares of Common Stock outstanding. In addition, 503 shares of Common Stock are reserved for issuance in exchange for certain exchangeable shares issued by our Canadian subsidiary. Since January 1, 1999, we have issued an aggregate of 17,137,887 shares of Common Stock, of which 5,928,220 shares of Common Stock were issued as earnout payments in acquisitions, 3,343,131 shares were issued in exchange for the exchangeable shares of our Canadian subsidiary and the exchangeable shares of our former Canadian subsidiary, TigerTel Services Limited, 641,297 shares were issued to acquire minority interests in three companies, 3,416,724 shares of Common Stock were issued for acquisitions (including "price protection" shares), 2,386,790 shares have been issued upon the exercise of options, 1,241,800 shares have been issued upon the exercise of warrants, 112,761 shares have been purchased and issued under our Employee Stock Purchase Program, and 67,164 shares of Common Stock were issued for services rendered, including services under employment agreements and for employee bonuses.

     Although we previously announced that we intend to limit the use of stock in future acquisitions, and to focus on cash transactions, we have effected, and will continue to effect, acquisitions or contract for certain services through the issuance of Common Stock or our other equity securities, as we have typically done in the past. In addition, we have agreed to certain "price protection" provisions in acquisition agreements which may result in additional shares of common stock being issued to selling shareholders as of the effective date of the registration of the shares such selling shareholder previously received as consideration from us. Such issuances of additional securities may be dilutive of the value of the Common Stock in certain circumstances and may have an adverse impact on the market price of the Common Stock.

Competition

     Each segment of our business is highly competitive, and we expect that competitive pressures will continue. Many of our competitors have far greater financial, technological, marketing, personnel and other resources than us. The areas which we have identified for continued growth and expansion are also target market segments for some of the largest and most strongly capitalized companies in the United

States,  Canada and Europe.  There can be  no  assurance that we will  have  the
financial,  technical,  marketing   and  other  resources  required  to  compete
successfully in this environment in the future.

Risks Associated with Acquisitions and Expansion

     We have engaged in a continuing program of acquisitions of other businesses which are considered to be complementary to our lines of business, and we anticipate that such acquisitions will continue to occur. Our total assets were approximately $229 million, $124 million, $61 million, $33 million and $4 million as of December 31, 1999, 1998, 1997, 1996 and 1995, respectively. Net operating revenue was approximately $337 million, $207 million, $103 million, $20 million and $2 million for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively. Managing these dramatic changes in the scope of our business will present ongoing challenges to management, and there can be no assurance that our operations as currently structured, or as affected by future acquisitions, will be successful.

     It is our policy to retain existing management of acquired companies, under the overall supervision of our senior management. The success of the operations of these subsidiaries will depend, to a great extent, on the continued efforts of the management of the acquired companies.

     We have entered into earnout arrangements with certain sellers under which they are entitled to additional consideration for their interests in the companies they sold to us. Under these agreements, assuming that all earnouts are achieved, we are contingently liable for additional consideration amounting to approximately $2.7 million based on achieved 1999 results, approximately $12.7 million based on agreements coming due in 2000 and achieved 2000 results, approximately $7.1 million based on achieved 2001 results, approximately $1.8 million based on achieved 2002 results and approximately $2 million based upon achieved 2004 results.

     We have entered into put options with the sellers  of  those  companies  in which we acquired less than a 100% interest. These options require us to purchase the remaining portion we do not own after periods ranging from four to five years from the dates of acquisition at amounts per share generally equal to 10% to 20% of the average annual earnings per share of the company before income taxes for, generally, a two-year period ending on the effective date of the put multiplied by a multiple ranging from four to five. The purchases under these put options are recorded as changes in minority interest based upon current operating results. We have entered into agreements to acquire for approximately $3.9 million, put options in certain subsidiaries of our subsidiary, IntelleSale.com. In addition, based upon current earnings, assuming all other put options were exercised, we are contingently liable for approximately an additional $6.9 million in the next two years.

Goodwill write-off's will reduce our earnings

     As a result of the acquisitions we have done to date, we have approximately $62.0 million of goodwill which is currently being amortized over 20 years at the rate of approximately $3.5 million per year, which reduces our net income and our earnings per share. In addition, future acquisitions may also increase our existing goodwill and the amount of annual amortization, further reducing net income and earnings per share. As required by Statement of Financial Accounting Standards No. 121, we will periodically review our goodwill for impairment based on expected future discounted cash flows. If we determine that there is such impairment, we would be required to write down the amount of goodwill accordingly, which would also reduce our earnings.

Need for Additional Capital

     We may require additional capital to fund growth of our current business as well as to make future acquisitions. However, we may not be able to obtain capital from outside sources. Even if we obtain capital from outside sources, it may not be on terms favorable to us. Our current credit agreement with IBM Credit Corporation may hinder our ability to raise additional debt capital. If we raise additional capital by issuing equity  securities,  these securities may have  rights,
preferences  or  privileges   senior  to  those  of  our  common stockholders.

Dependence on Key Individuals

     Our future success is highly dependent upon our ability to attract and retain qualified key employees. We are organized with a small senior management team, with each of our separate operations under the day-to-day control of local managers. If we were to lose the services of any members of our central management team, our overall operations could be adversely affected, and the operations of any of our individual facilities could be adversely affected if the services of the local managers should be unavailable. We have entered into employment contracts with our key officers and employees and certain subsidiaries. The agreements are for periods of one to ten years through June 2009. Some of the employment contracts also call for bonus arrangements based on earnings.

Risks that the value of our inventory may decline

     We purchase and warehouse inventory, much of which is refurbished or excess inventory of personal computer equipment. As a result, we assume inventory risks and price erosion risks for these products. These risks are especially significant because personal computer equipment generally is characterized by rapid technological change and obsolescence. These changes affect the market for refurbished or excess inventory equipment. Our success will depend on our ability to purchase inventory at attractive prices relative to its resale value and our ability to turn our inventory rapidly through sales. If we pay too much or hold inventory too long, we may be forced to sell our inventory at a discount or at a loss or write down its value, and our business could be materially adversely affected.

Lack of Dividends on Common Stock; Issuance of Preferred Stock

     We do not have a history of paying dividends on our Common Stock, and there can be no assurance that such dividends will be paid in the foreseeable future. Pursuant to certain restrictions under our Amended and Restated Term and Revolving Credit Agreement dated as of July 30, 1999 with IBM Credit Corporation, there are restrictions on the declaration and payment of dividends. We intend to use any earnings which may be generated to finance the growth of our businesses. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Possible Volatility of Stock Price

     Our Common Stock is quoted on the Nasdaq Stock Market(R), which has experienced and is likely to experience in the future significant price and volume fluctuations which could adversely affect the market price of our Common Stock without regard to our operating performance. In addition, we believe that factors such as the significant changes to our business resulting from continued acquisitions and expansions, quarterly fluctuations in our financial results or cash flows, shortfalls in earnings or sales below expectations, changes in the performance of other companies in our same market sectors and the performance of the overall economy and the financial markets could cause the price of our Common Stock to fluctuate substantially. During the 12 month period prior to March 24, 2000, the price per share of our Common Stock has ranged from a high of $18 to a low of $1 5/8.

Termination Payments

     Our employment agreements with three of our executive officers include "change of control" provisions, under which the employees may terminate their employment within one year after a change of control, and be entitled to receive specified severance payments and/or continued compensation payments for sixty months. The employment agreements also provide that these executive officers are entitled to supplemental compensation payments for sixty months upon termination of employment, even if there is no change in control, unless their employment is terminated due to a material breach of the terms of the employment agreement. Also, the agreements for both Richard Sullivan and Garrett Sullivan provide for certain "triggering events" which include a change in control, the termination of Richard Sullivan's employment other than for cause, or if Richard Sullivan ceases to hold his current positions with us for any reason other than a material breach of the terms of his employment agreement. In that case, we would be obligated to pay, in cash and/or in stock, $12.1 million and $3.5 million, respectively, to Richard Sullivan and to Garrett Sullivan, in addition to certain other compensation. Finally, the employment agreements provide for a gross up for excise taxes which are payable by these executive officers if any payments upon a change of control are subject to such taxes as excess parachute payments.

     Our obligations to make the payments described in this section could adversely affect our financial condition or could discourage other parties from entering into transactions with us which might be treated as a change in control or triggering event for purposes of these agreements.

Year 2000 Compliance

     We have not experienced any significant Year 2000 related problems. During 1998 and 1999, we implemented a company wide program to ensure that we would be compliant prior to the Year 2000 failure dates. We experienced no problems on either January 1, 2000 or February 29, 2000. However we cannot make any assurances that unforeseen problems may not arise in the future.

     Software Sold to Consumers. During 1998 and 1999 we identified what we believe to be all potential Year 2000 problems with any of the software products we develop and market. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting our software products will be identified or corrected due to the complexity of these products. In addition, these products interact with other third party vendor products and operate on computer systems which are not under our control. For non-compliant products, we have provided and are continuing to provide recommendations as to how an organization may address possible Year 2000 issues regarding that product. Software updates are available for most, but not all, known issues. Such information is the most currently available concerning the behavior of our products and is provided "as is" without warranty of any kind. However, variability of definitions of "compliance" with the Year 2000 and of different combinations of software, firmware and hardware could lead to lawsuits against us. The outcome of any such lawsuits and the impact on us are not estimable at this time.

     We do not believe that the Year 2000 problem has had or will continue to have a material adverse effect on our business, results of operations or cash flows. The estimate of the potential impact on our financial position, overall results of operations or cash flows for the Year 2000 problem could change in the future. Our ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review. The discussion of our efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements.

EMPLOYEES

     At  December  31,  1999,   the  Company  and  its   subsidiaries   employed
approximately 1,445 employees.

BACKLOG

     At December 31, 1999, the Company had a backlog of approximately $7.5 million, all of which is expected to be filled in 2000.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

     Federal, state, and local laws or regulations which have been enacted or adopted regulating the discharge of materials into the environment have not had, and under present conditions we do not foresee that they will have, a material adverse effect on our capital expenditures, earnings, cash flows or our competitive position. We will continue to monitor its operations with respect to potential environmental issues, including changes in legally mandated standards.

ITEM 2.       PROPERTIES

     At December 31, 1999, we leased 602,185 square feet of its operating facilities, of which 216,967 square feet is for office facilities and 385,218 square feet is for factory/warehouse use. These leases expire at various dates through 2009. In addition, the Company owns office and manufacturing facilities, comprising 30,000 square feet, of which 27,000 square feet is for manufacturing and 3,000 square feet is for office space.

     The following table sets forth our properties by business divisions:

                                                   Square Feet
                                       ----------------------------------------
                                                   Factory /
                                                   ---------
                                       Office      Warehouse            Total
                                       ------      ---------            -----
Telecommunications                      41,133         10,874            52,007
Network                                 25,270          1,800            27,070
Internet                                17,051              -            17,051
Applications                            81,903         40,000           121,903
IntelleSale                             20,865        223,450           244,315
Non-Core                                26,709        136,094           162,803
Corporate                                7,036              -             7,036
                                       ----------------------------------------
                                       219,967        412,218           632,185
                                       ========================================

     The following table sets forth the principal locations of our properties:

                                                  Square Feet
                                       ----------------------------------------
                                                   Factory /
                                                   ---------
                                       Office      Warehouse            Total
                                       ------      ---------            -----
Arizona                                  7,628              -             7,628
California                              26,155         54,000            80,155
Canada                                  10,000         89,926            99,926
Florida                                 26,349            550            26,899
Georgia                                  1,500              -             1,500
Illinois                                19,486          5,400            24,886
Louisiana                                1,500              -             1,500
Maryland                                 8,422          1,924            10,346
Massachusetts                            2,281          4,641             6,922
Minnesota                                2,000              -             2,000
Missouri                                 3,500              -             3,500
New Hampshire                            2,688          2,000             4,688
New Jersey                              35,820        184,250           220,070
New York                                 3,240         21,000            24,240
Ohio                                    21,900              -            21,900
Pennsylvania                            13,948          8,527            22,475
Texas                                    1,400              -             1,400
United Kingdom                          32,150         40,000            72,150
                                       ----------------------------------------
                                       219,967        412,218           632,185
                                       ========================================

ITEM 3.       LEGAL PROCEEDINGS

     We and certain of our subsidiaries are parties to various legal actions as either plaintiff or defendant. In the opinion of management, these proceedings will not have a material adverse affect on our financial position, our cash flows or our overall trends in results. The estimate of the potential impact on our financial position, our overall results of operations or our cash flows for these proceedings could change in the future. We are not subject to any environmental or governmental proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
              MATTERS

     Our Common Stock trades on the Nasdaq Stock Market(R) under the symbol "ADSX." The following table sets forth the high and low sale prices of our Common Stock as reported by the Nasdaq for each of the quarters during our last two fiscal years.
                                                         High            Low
                                                         ----            ---
                  1998
                  ----
                    First Quarter...............        5 1/2           4 1/32
                    Second Quarter..............        4 7/8           3 1/8
                    Third Quarter ..............        3 1/2           1 9/16
                    Fourth Quarter .............        5 1/2           1 17/32
                  1999
                  ----
                    First Quarter...............        4 3/16          2
                    Second Quarter..............        3 1/2           2
                    Third Quarter...............        3 3/8           1 11/16
                    Fourth Quarter..............        16              1 5/8

Holders

     As of March 24,  2000,  there  were  1,356  holders of record of our Common
Stock.

Dividends

     Holders of our Common Stock are entitled to receive such dividends as may be declared by our Board of Directors. Other than the distribution of warrants pursuant to the Joint Actions by Unanimous Consent of the Board of Directors and Shareholders dated March 25, 1994, since our inception, no dividends on our Common Stock have ever been paid, and we do not anticipate that dividends will be paid on our Common Stock in the foreseeable future. Under our Amended and Restated Term and Revolving Credit Agreement dated as of July 30, 1999 with IBM Credit Corporation, there are restrictions on the declaration and payment of dividends. In addition, we may only declare or pay dividends on our Common Stock if our subsidiary ACT-GFX Canada, Inc. is able to, and simultaneously does, declare or pay an equivalent dividend on its exchangeable shares. Our Board of Directors has the right to authorize the issuance of preferred stock, without further stockholder approval, the holders of which may have preferences as to payment of dividends.

Recent Sales of Unregistered Securities

     The following table lists all unregistered securities sold by the Company in 1999. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

                                                                                                                 Number of
                                                                  Issued                Date                      Common
Name/Entity/Nature                                 Note            For                 Issued                     Shares

The Americom Group, Inc.                             1          Acquisition             March, 1999                106,581
The Americom Group, Inc.                             8          Acquisition           September, 1999               45,319
Advanced Telecommunications, Inc.                    1          Acquisition             April, 1999                550,000
Atlantic Systems, Inc.                               5          Acquisition           November, 1999               119,832
Aurora Electric, Inc.                                8          Acquisition           September, 1999                7,224
Consolidated Micro Components                      1,2          Acquisition             June, 1999                 649,696
Cra-Tek Company                                      5          Acquisition             June, 1999                 121,465
Cybertech Station, Inc.                              1          Acquisition             March, 1999                 49,806
Cybertech Station, Inc.                              8          Acquisition           September, 1999               17,629
Data Path Technologies, Inc.                       1,2          Acquisition             June, 1999               1,393,230
GDB Software Services, Inc.                        1,2          Acquisition             June, 1999                 627,879
Hornbuckle Engineering, Inc.                         7          Acquisition             July, 1999                 554,563
Information Products Center, Inc.                    1          Acquisition             March, 1999                662,252
Information Products Center, Inc.                    8          Acquisition           September, 1999              514,880
Innovative Vacuum Solutions, Inc.                    1          Acquisition             June, 1999                 426,213
Innovative Vacuum Solutions, Inc.                    8          Acquisition           September, 1999                1,461
Lynch, Marks & Associates, Inc.                      6          Acquisition             July, 1999                 773,142
PPL, Ltd.                                            1          Acquisition             June, 1999                 929,230
PPL, Ltd.                                            8          Acquisition           September, 1999              305,024
STC Netcom, Inc.                                     5          Acquisition           December, 1999               400,000
STR, Inc.                                            6          Acquisition             July, 1999                 932,039
TigerTel Services Limited                            2          Acquisition           February, 1999                43,877
Winward Electric Service Inc.                        1          Acquisition             March, 1999                533,333
Winward Electric Service Inc.                        8          Acquisition           September, 1999              188,667
Charles Phillips                                     3       Asset Acquisition          March, 1999                  7,018
                                                                                    January - December,
Services                                             4            Services                 1999                     67,164
                                                                 Option and        November - December,
Option and Warrant Exercises                         9       Warrants Exercised            1999                  2,129,850
                                                                                                               -----------
  Total                                                                                                         12,157,374
                                                                                                               ===========
----------------------

1. Represents shares issued in connection with the "earnout" provision of the Agreement of Sale.
2. Represents shares issued as a finders fee in connection with the acquisition of the company.
3. Represents shares issued in connection with the acquisition of certain assets by one of the Company's subsidiaries, IntelleSale.com.
4. Represents shares issued for professional services or under employment or other such agreements.
5. Represents shares issued to selling shareholder(s) to acquire such shareholder(s) minority interest.
6. Represents shares issued to the selling shareholders to acquire such shareholders 100% interest in such company.
7. Represents shares issued to the selling shareholders, as partial consideration, to acquire such shareholders 100% interest in such company.
8. Represents shares issued in connection with the "price protection" provision of the Agreement of Sale.
9. Represents shares issued upon the exercise of 1,205,550 options and 924,300 warrants.


ITEM 6.       SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and other financial information appearing elsewhere in this Annual Report. The
Summary of Operations data set forth below for each of the years in the three-year period ended December 31, 1999 and the Balance Sheet Data as of December 31, 1999 and 1998 are derived from, and qualified by reference to, our audited consolidated financial statements appearing elsewhere in this Annual Report. The Summary of Operations data for the years ended December 31, 1996 and 1995 and the Balance Sheet Data as of December 31, 1997, 1996 and 1995 are derived from audited consolidated financial statements not included herein.


SUMMARY OF OPERATIONS DATA                                         Year Ended December 31,
                                                 -------------------------------------------------------------------
                                                    1999          1998          1997         1996             1995
                                                 ----------    ----------    ----------    ---------        --------
                                                            (In thousands, except per share data)
Net operating revenue                            $ 336,741     $ 207,081     $ 103,159     $ 19,883         $ 2,336
Cost of goods sold                                 241,790       142,893        69,408       10,524           1,186
----------------------------------------         ----------    ----------    ----------    ---------        --------
Gross profit                                        94,951        64,188        33,751        9,359           1,150
Selling, general and administrative
expenses                                           (90,416)      (51,485)      (26,431)      (7,393)           (970)
Depreciation and amortization                       (9,687)       (4,501)       (1,874)        (712)            (11)
Restructuring and unusual costs                     (2,550)           --        (1,681)          --              --
Gain on sale of subsidiary                          20,075           733         1,827           --              --
Interest income                                        616           420           192          126              75
Interest expense                                    (3,842)       (1,653)         (978)        (200)            (15)
----------------------------------------         ----------    ----------    ----------    ---------        --------
Income from continuing operations before
provision for income taxes, minority
interest and extraordinary loss                      9,147         7,702         4,806        1,180             229
Provision for income taxes                           3,160         2,588         1,769          362              --
----------------------------------------         ----------    ----------    ----------    ---------        --------
Income before minority interest and
extraordinary loss                                   5,987         5,114         3,037          818             229
Minority interest                                      395           424           697          132              49
----------------------------------------         ----------    ----------    ----------    ---------        --------
Income before extraordinary loss                     5,592         4,690         2,340          686             180
Extraordinary loss (net of taxes of $89)               160           --            --           --              --
----------------------------------------         ----------    ----------    ----------    ---------        --------
Net income                                           5,432         4,690         2,340          686             180
Preferred stock dividends                               --            44            72           60              --
----------------------------------------         ----------    ----------    ==========    =========        ========
Net income available to common
stockholders                                     $   5,432     $   4,646     $   2,268     $    626         $   180
========================================         ==========    ==========    ==========    =========        ========
Average common shares outstanding                   46,814        32,318        12,632        3,329           1,792

Average common shares outstanding
assuming dilution                                   50,086        34,800        15,245        4,641           1,967

PER COMMON SHARE DATA
Basic                                            $    0.12     $    0.14     $    0.18     $   0.19         $  0.10
Diluted                                          $    0.11     $    0.13     $    0.15     $   0.15         $  0.09
Cash Dividends                                   $    0.00     $    0.00     $    0.00     $   0.00         $  0.00




BALANCE SHEET DATA                                                         As of December 31,
                                                 -------------------------------------------------------------------
                                                      1999          1998          1997         1996           1995
                                                 -------------------------------------------------------------------
                                                                         (In thousands)

Cash and cash equivalents                        $   5,138      $  4,555      $  7,657      $   810          $  125
Due from buyers of divested subsidiary              31,302            --            --           --              --
Property and equipment                              13,886        15,627         5,339        2,915             138
Goodwill                                            62,000        33,430        12,787       14,528             907
Total assets                                       228,976       124,116        61,282       33,208           4,131
Long-term debt                                      35,317         2,838         2,199        1,386              19
Total debt                                          68,566        27,213         7,825        5,799             352
Minority interest                                    2,558         2,961         1,785          456              57
Redeemable preferred stock                              --            --           900       10,900              --
Stockholders' equity                                92,936        67,560        36,285        8,252           3,052


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes included in this Annual Report. Certain statements contained herein may contain forward-looking statements - see "Forward Looking Statements and Associated Risks" in
Item 1.

OUTLOOK

    Our objective is to continue to grow each of our operating divisions internally and through acquisitions, both domestically and abroad. Our strategy has been, and continues to be, to invest in and acquire businesses that complement and add to our existing business base. We have expanded significantly through acquisitions in the past and continue to do so. Our financial results and cash flows are substantially dependent on not only our ability to sustain and grow existing businesses, but to continue to grow through acquisition. We expect to continue to pursue our acquisition strategy in 2000 and future years, but there can be no assurance that management will be able to continue to find, acquire, finance and integrate high quality companies at attractive prices.

1999 AND RECENT DEVELOPMENTS

    During the second quarter of 1999, we made several acquisitions. In April 1999, we acquired:

    (a) 100% of Port Consulting, Inc., an integrator of information technology application systems and custom application development services based in Jacksonville, Florida;

    (b) 100% of Hornbuckle Engineering, Inc., an integrated voice and data solutions provider based in Monterey, California;

    (c) 100% of Lynch Marks & Associates, Inc., a network integration company based in Berkley, California; and

    (d) 100% of STR, Inc., a software solutions company based in Cleveland, Ohio.

    In May 1999, we entered into an agreement to merge our wholly-owned Canadian subsidiary, TigerTel Services Limited, with Contour Telecom Management, Inc., a Canadian company. We received, in a reverse merger transaction, approximately 75% of the total outstanding shares of Contour's common stock.

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

    All acquisitions were accounted for using the purchase method of accounting. Total assets acquired, including goodwill, during the second quarter of 1999, are summarized as follows:

        Purchase price                                $40,759
        Net assets acquired                            (5,650)
                                                      -------
        Goodwill                                      $35,109
                                                      =======

    As part of our reorganization of our core business into five reportable business groups, we implemented a restructuring plan in the first quarter of 1999. The restructuring plan included the exiting of selected lines of business within our Telecommunications and Application Technology business groups, and the associated write-off of assets. In the first quarter of 1999, we incurred a restructuring charge of $2,236 that includes asset impairments, primarily software and other intangible assets, of $1,522, lease terminations of $541, and employee separations of $173. In addition, during the first quarter of 1999, as part of our core business reorganization, we realigned certain operations within our Telecommunications division and recognized impairment charges and other related costs of $314.

    In May 1999, we negotiated the early retirement of our line of credit with State Street Bank and Trust Company ("State Street Debt") and its simultaneous refinancing with IBM Credit Corporation. The IBM Agreement, as amended and restated, provides for a revolving credit line of up to $36.1 million, and term loans of up to $58.9 million. Deferred financing fees associated with the State Street Debt were written off during the second quarter of 1999. The total amount of the write-off recorded as an extraordinary loss was $160, net of income taxes.

    On September 14, 1999, our subsidiary, IntelleSale.com, Inc., filed a registration statement with the Securities and Exchange Commission in connection with its proposed initial public offering. In addition to IntelleSale.com selling primary shares, we expected to sell shares of IntelleSale's common stock as a selling shareholder. On January 31, 2000, we announced that we were postponing the proposed initial public offering of IntelleSale's common stock due to market conditions.

    In October 1999, we disposed of the main business units comprising our Communications Infrastructure division and dissolved this group. We had concluded that the business units within this segment were no longer core to our operations and we anticipate that we will dispose of the remaining three business units that were within this segment during 2000. As consideration for the sale, we received approximately 2.8 million shares of our common stock and a note for $2.5 million. The treasury shares were recorded at the book value of the divested assets which resulted in no gain being recognized. The transaction was reflected at book value because the shareholders of the purchaser of the divested assets were collectively deemed to be significant shareholders of the Company. The treasury stock was recorded at $2.54 per share. At December 31, 1999 and March 24, 2000, each such share had a market value of $7.50 and $10.75, respectively.

    In November 1999, TigerTel received an all cash bid for all of its outstanding common shares from AT&T Canada, Inc.. We entered into a lock-up agreement with AT&T to tender the approximately 65% of the outstanding shares we owned and, on December 30, 1999, AT&T took up all of the shares tendered. We recorded a pre-tax gain in the fourth quarter of 1999 of approximately $20.1 million, and received gross proceeds of approximately $31.3 million in January 2000, which we applied against the outstanding balance on our domestic revolving credit line.

    In December 1999, our subsidiary, Digital Angel.net, Inc., acquired the patent rights to a miniature digital transceiver, which we named "Digital Angel(TM)". While still in the development stage, we believe that this technology may be available for a variety of purposes, such as providing a tamper-proof means of identification for enhanced e-business security, locating lost or missing individuals, tracking the location of valuable property and monitoring the medical conditions of at-risk patients.

    On March 3, 2000, we announced that we had signed a letter of intent to acquire Destron Fearing Corporation, a Nasdaq listed company trading under the stock symbol "DFCO". Destron Fearing is a leading developer, manufacturer and marketer of a broad line of electronic and visual identification devices for companion animals, livestock, laboratory animals and wildlife. In this proposed transaction, we will issue shares of our Common Stock in exchange for shares of common stock of Destron Fearing.
The approximately $130 million transaction is expected to close by mid-
June, 2000, subject to a number of conditions, including the execution of a definitive acquisition agreement, completion of due diligence, approval of both our and Destron Fearing's boards of directors and shareholders, and approval of relevant government agencies. Under the agreement, Destron Fearing would be merged into Digital Angel.net Inc.

    On March 22, 2000, we filed a shelf registration statement to sell, from time to time, up to 3 million shares of our common stock. Proceeds from the sale will be used for general corporate purposes, including the funding of future acquisitions.

OUR BUSINESS

    Beginning in the fourth quarter of 1998 and continuing through 1999, we reorganized into seven operating segments to more effectively and efficiently provide integrated communications products and services to a broad base of customers. In October 1999, we disposed of the main business units comprising our Communications Infrastructure division and dissolved this group.

CORE BUSINESS

    Our primary businesses, other than IntelleSale.com, the Non-Core Business Group, and Digital Angel, are now organized into four business divisions:

    * TELECOMMUNICATIONS -- implements telecommunications and Computer Telephony Integration (CTI) solutions for e-business. We integrate a wide range of voice and data solutions from communications systems to voice over Internet Protocol and Virtual Private Networking (VPN). We provide complete design, project management, cable/fiber infrastructure, installation and on-going support for the customers we support. On December 30, 1999, as discussed above, we sold our interest in our Canadian subsidiary, TigerTel, Inc. to concentrate our efforts on our domestic CTI solutions.

    * NETWORK -- is a professional services organization dedicated to delivering quality e-business services and support to our client partners, providing e-business infrastructure design and deployment, personal computer network infrastructure for the development of local and wide area networks as well as site analysis, configuration proposals, training and customer support services.

    * INTERNET -- equips our customers with the necessary tools and support services to enable them to make a successful transition to implementing e-business practices, Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) solutions, website design, and application and internet access services to customers of our other divisions.

    * APPLICATIONS -- provides software applications for large retail application environments, including point of sale, data acquisition, asset management and decision support systems and develops programs for portable data collection equipment, including wireless hand-held devices. It is also involved in the design, manufacture and support of satellite communication technology including satellite modems, data broadcast receivers and wireless global positioning systems for commercial and military applications.

    As of December 31, 1999, 1998 and 1997, revenues from these four divisions together accounted for 38.2%, 35.9% and 40.5%, respectively, of our total revenues.

INTELLESALE.COM

    IntelleSale.com, Inc. sells refurbished and new computer equipment and related components online, through its website at www.IntelleSale.com, and through other Internet companies, as well as through traditional channels, which includes sales made by IntelleSale.com's sales force.

    As of December 31, 1999, 1998 and 1997, revenues from IntelleSale.com accounted for 42.5%, 30.3% and 40.3%, respectively, of our total revenues.

THE NON-CORE BUSINESS GROUP

    This group is comprised of seven individually managed companies whose businesses are as follows:

    * Gavin-Graham Electrical Products is a custom manufacturer of electrical products, specializing in digital and analog panelboards, switchboards, motor controls and general control panels. The company also provides custom manufacturing processes such as shearing, punching, forming, welding, grinding, painting and assembly of various component structures.

    * Ground Effects, Ltd., based in Windsor, Canada, is a certified manufacturer and tier one supplier of standard and specialized vehicle accessory products to the automotive industry. The company exports over 80% of the products it produces to the United States, Mexico, South America, the Far East and the Middle East.

    * Hopper Manufacturing Co., Inc. remanufactures and distributes automotive parts. This primarily includes alternators, starters, water pumps, distributors and smog pumps.

    * Innovative Vacuum Solutions, Inc. designs, installs and re-manufactures vacuum systems used in industry.

    * Americom, STC Netcom and ACT Leasing are all involved in the fabrication, installation and maintenance of microwave, cellular and digital personal communication services towers.

    As of December 31, 1999, 1998 and 1997, revenues from this business group, as well as the four disposed entities within our Communications Infrastructure group, accounted for 19.2%, 34.7% and 21.3%, respectively, of our total revenues.

    We have previously announced our intention to divest, in the ordinary course of business, these non-core businesses at such time and on such terms as the Board of Directors determines advisable. There can be no assurance that we will divest of any or all of these businesses or as to the terms of any divestiture transaction.

RESULTS OF OPERATIONS

    The following table summarizes the Company's results of operations as a percentage of net operating revenue for the last three years:

                                                                     RELATIONSHIP TO NET OPERATING REVENUE
                                                                     -------------------------------------
                                                                       1999           1998           1997
                                                                          %              %              %
                                                                     -------------------------------------
Net operating revenue                                                 100.0          100.0          100.0
Cost of goods sold                                                     71.8           69.0           67.3
Gross margin                                                           28.2           31.0           32.7
Selling, general and administrative expenses                          (26.9)         (24.9)         (25.6)
Depreciation and amortization                                          (2.9)          (2.2)          (1.8)
Restructuring and unusual costs                                        (0.8)            --           (1.6)
Gain on sale of subsidiary                                              6.0            0.4            1.8
Interest income                                                         0.2            0.2            0.1
Interest expense                                                       (1.1)          (0.8)          (1.0)
                                                                     -------------------------------------
Income before provision for income taxes, minority
interest and extraordinary loss                                         2.7            3.7            4.6
Provision for income taxes                                              0.9            1.2            1.7
                                                                     -------------------------------------
Income before minority interest and extraordinary loss                  1.8            2.5            2.9
Minority interest                                                       0.1            0.2            0.6
                                                                     -------------------------------------
Income before extraordinary loss                                        1.7            2.3            2.3
Extraordinary loss                                                      0.1             --             --
                                                                     -------------------------------------
Net income                                                              1.6            2.3            2.3
Preferred stock dividends                                                --             --            0.1
                                                                     -------------------------------------
Net income available to common stockholders                             1.6            2.3            2.2
                                                                     =====================================

COMPANY OVERVIEW

REVENUE

    Revenue for 1999 was $336.7 million, an increase of $129.6 million or 62.6% from $207.1 million in 1998. Revenue for 1998 represents an increase of $103.9 million, or 100.7%, from $103.2 million in 1997. These significant increases are attributable to the growth of existing businesses as well as to growth through acquisitions.

    Revenue for each of the operating segments was:

       (In thousands)                              1999           1998           1997
                                               --------------------------------------
       Telecommunications<F1>                  $ 59,225       $ 33,270       $ 32,208
       Network                                   27,190         21,282             --
       Internet                                   6,607             --             --
       Applications                              35,780         19,859          9,574
       IntelleSale                              142,987         60,877         39,445
       Non-Core<F2>                              64,689         71,793         21,932
       Corporate                                    263             --             --
                                               --------------------------------------
       Consolidated                            $336,741       $207,081       $103,159
                                               ======================================

       ----------
       <F1> Includes TigerTel's revenue of $39.2 million and $11.6 million in 1999 and 1998.

       <F2> Includes revenue from the Communications Infrastructure group of companies, the majority of which were disposed of in the 4th quarter of 1999. Revenues for these disposed entities, included above amounted to $21.0 million, $32.1 million and $4.3 million in 1999, 1998 and 1997.

Changes during the years were:

    * Telecommunications revenue increased $26.0 million or 78.3% from 1998 to 1999 as a result of TigerTel's acquisition of Contour in May 1999. TigerTel's revenue was $39.3 million or 66.4% of 1999 revenue and $11.6 million or 34.9% of 1998's revenue. Revenue did not increase significantly from 1997 to 1998.

    * Network revenue increased $5.9 million or 27.8% from 1998 to 1999. Hornbuckle Engineering, Inc. and Lynch Marks & Associates, both acquired in the second quarter of 1999, contributed $9.2 million of revenue in 1999, representing 43.4% of 1999's revenue increase over 1998. The 15.5% decline in existing business revenue reflects the transition from lower margin product business to a higher margin service business in 1999 compared to 1998. This division was formed with the purchase of one company in 1998 and had no operations prior to that.

    * Internet revenue increased by 100.0% for the year as a result of our acquisition of Port Consulting in the second quarter of 1999. Prior to 1999 we had no significant Internet operations and those operations reported as Internet in 1998 have been classified with Telecommunications in 1999.

    * Applications revenue increased $15.9 million or 80.2% from 1998 to 1999. In 1999, this division includes the results of STR, an acquisition completed during the second quarter of 1999, whose revenue of $9.9 million represents 49.9% of the increase, while existing businesses contributed 30.3% of the increase, a small, but undetermined, portion of which we believe was due to Y2K remediation. Revenue increased $10.3 million or 108.4% from 1997 to 1998, primarily from the acquisition of Signature Industries in 1998, whose 1998 revenue was $9.6 million or 101.1% of the increase.

    * IntelleSale.com's revenue increased $82.1 million or 134.9% from 1998 to 1999. Bostek, which was acquired in June 1999, contributed $74.6 million or 122.5% of the increase for the year, while existing businesses contributed 12.4% of the increase. Revenue increased $21.4 million or 54.3% from 1997 to 1998, primarily as a result of IntelleSale's 1998 acquisitions which contributed $17.4 million or 44.2% of the increase.

    * Non-core revenue, which includes revenue from the former Communications Infrastructure group, decreased $7.1 million or 9.9% from 1998 to 1999. Four entities in this segment were sold at the beginning of the 4th quarter of 1999 and their revenues are not included for the 4th quarter of 1999. Certain lines of business within this segment continue to suffer from competition and lost market share. Revenue increased $49.8 million or 227.4% from 1997 to 1998 primarily as a result of acquisitions in 1998 which contributed $35.3 million or 89.6% of 1998's revenue.

GROSS PROFIT AND GROSS MARGIN PERCENTAGE

    Gross profit for 1999 was $94.9 million, an increase of $30.8 million, or 48.0%, from $64.1 million in 1998. Gross profit for 1998 represents a $30.4 million increase, or a 90.2% increase over 1997. As a percentage of revenue, the gross margin was 28.2%, 31.0% and 32.7% for the years ended December 31, 1999, 1998 and 1997, respectively.

    Gross profit for each of the operating segments was:

          (In thousands)                                             1999           1998           1997
                                                                 ---------------------------------------
          Telecommunications<F1>                                  $22,384        $19,071        $16,215
          Network                                                   8,635          3,863             --
          Internet                                                  4,985             --             --
          Applications                                             18,641         11,613          5,846
          IntelleSale                                              26,383         12,871          6,243
          Non-Core<F2>                                             13,660         16,770          5,447
          Corporate (including amounts incurred during
            consolidation)                                            263             --             --
                                                                 ---------------------------------------
          Consolidated                                            $94,951        $64,188        $33,751
                                                                 =======================================

          -------------
          <F1> Includes TigerTel's gross profit of $14.9 million and $7.7 million in 1999 and 1998.
          <F2> Includes gross profit from the Communications Infrastructure group of companies, the majority of which were disposed of in the 4th quarter of 1999. Gross profit for these disposed entities, included above amounted to $4.3 million, $7.4 million and $1.0 million in 1999, 1998 and 1997.

    Gross margin percentage for each of the operating segments was:

                                                                     1999           1998           1997
                                                                        %              %              %
                                                                 ---------------------------------------
          Telecommunications<F1>                                     37.8           57.3           50.3
          Network                                                    31.8           18.2             --
          Internet                                                   75.5             --             --
          Applications                                               52.1           58.5           61.1
          IntelleSale                                                18.5           21.1           15.8
          Non-Core<F2>                                               21.1           23.4           24.8
          Corporate (including amounts incurred during
            consolidation)                                             --             --             --
                                                                 ---------------------------------------
          Consolidated                                               28.2           31.0          32.7
                                                                 =======================================

          ------------
          <F1> Includes TigerTel's gross profit margin of 38.0% and 66.4% in
               1999 and 1998.
          <F2> Includes gross profit margin from the Communications
               Infrastructure group of companies, the majority of which were disposed of in the 4th quarter of 1999. Gross profit margin for these disposed entities, included above amounted to of 20.5%, 23.1% and 23.3% in 1999, 1998 and 1997.

Changes during the years were:

    * Telecommunications gross profits increased by $3.3 million or 17.4% for 1999, but margins declined to 37.8% in 1999 from 57.3% in 1998. The increase in absolute dollars was as a result of the acquisition of Contour, but this acquisition also contributed significantly lower overall gross margin. Contour's margins were historically lower than those of the other entities within this division. Gross profits increased $2.8 million or 17.3% from 1997 to 1998 as a result of the acquisition of TigerTel in 1998.

    * Network's gross profit increased by $4.8 million or 123.5% for 1999. This improvement is attributable to the acquisitions during the second quarter of 1999, and a small improvement in existing business margin resulting from the shift from product sales to services. The companies acquired are service oriented companies with most expenses being classified as selling, general and administrative. This division was established in 1998.

    *  Internet was established in 1999.   Gross profits and margins are
       higher in this division as it is service oriented and most of its operating costs are recorded in selling, general and administrative expense.

    * Applications gross profit increased $7.0 million or 60.3% for 1999, primarily due to the acquisition of STR, but margins declined as we implemented our planned exit from a once highly profitable but declining modem and communications market in the United Kingdom. Gross profit increased $5.8 million or 98.6% from 1997 to 1998, primarily as a result of the acquisition of Signature in 1998.

    * IntelleSale.com's gross profit increased $13.5 million or 104.7% in 1999 as a result of increased revenue from Bostek and internal growth, but our margins declined to 18.5% in 1999 from 21.1% in 1998 as we continued our expansion and focused our business on Internet and business to business e-commerce. We anticipate margins stabilizing in the future. Gross profit increased $6.6 million or 106.5% from 1997 to 1998 as a result of 1998 acquisitions.

    * Non-core's gross profit and margin declined due to the sale of one business at the beginning of 1999 and the overall poor performance of the units within this division. Gross profit declined by $3.1 million or 18.6% in 1999. Gross profit increased $11.3 million or 209.3% from 1997 to 1998, as a result of acquisitions in 1998 which contributed $8.9 million or 164.8% of the increase.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expenses were $90.4 million in 1999, an increase of $38.9 million or 75.5% over 1998. The 1998 expense represents an increase of $25.0 million or 94.7% over the $26.4 million reported in 1997. As a percentage of revenue, selling, general and administrative expenses have increased slightly to 26.9% in 1999 from 24.9% in 1998 and 25.6% in 1997.

    Selling, general and administrative expense for each of the operating segments was:

       (In thousands)                                             1999           1998           1997
                                                              ---------------------------------------
       Telecommunications<F1>                                  $20,122        $17,572        $14,438
       Network                                                   6,953          2,261             --
       Internet                                                  4,270                            --
       Applications<F1>                                         16,901          8,975          3,244
       IntelleSale                                              19,120          8,111          3,779
       Non-Core<F2>                                             12,546         11,167          4,350
       Corporate (including amounts incurred during
         consolidation)<F1>,<F3>                                10,504          3,399            620
                                                              ---------------------------------------
       Consolidated                                            $90,416        $51,485        $26,431
                                                              =======================================

       -------------
       <F1> Includes (a) TigerTel's SG&A of $11.4 million and $5.5 million in
            1999 and 1998, (b) in 1999, restructuring and unusual charges of $511 in Telecommunications, $400 in Applications and $1,639 in corporate overhead, and (c) in restructuring charges of $1,681 in Telecommunications in 1997.
       <F2> Includes SG&A from the Communications Infrastructure group of companies, the majority of which were disposed of in the 4th quarter of 1999. SG&A for these disposed entities, included above amounted to $4.8 million, $4.7 million and $0.7 million in 1999, 1998 and 1997.
       <F3> Corporate overhead includes an asset impairment reserve of $1,000 in 1999.

    Selling, general and administrative expense as a percentage of revenue for each of the operating segments was:

                                                   1999           1998           1997
                                                      %              %              %
                                                 -------------------------------------
       Telecommunications<F1>                      34.0           52.8           44.8
       Network                                     25.6           10.6             --
       Internet                                    64.6           31.2             --
       Applications<F1>                            47.2           45.2           33.9
       IntelleSale                                 13.4           13.3            9.6
       Non-Core<F2>                                19.4           15.6           19.8
       Corporate<F1><F3>                          399.4             --             --
                                                  ------------------------------------
       Consolidated                                26.9           24.9           25.6
                                                  ====================================

       ------------
       <F1> Includes, as a percentage of revenue, (a) TigerTel's SG&A of
            29.3% and 47.4% in 1999 and 1998, (b) restructuring and unusual charges in 1999 of 0.2% in Telecommunications, 0.1% in Applications, and 0.5% in corporate overhead, and (c) restructuring and unusual charges of 1.6% in Telecommunications in 1997.
       <F2> Includes SG&A from the Communications Infrastructure group of companies, the majority of which were disposed of in the 4th quarter of 1999. SG&A as a percentage of revenue for these disposed entities, included above, amounted to of 22.9%, 14.6% and 16.3% in 1999, 1998 and 1997.
       <F3> Corporate overhead includes an asset impairment reserve of $1,000 in 1999.

Changes during the years were:

    * Telecommunications increased $2.6 million or 14.9% in 1999, but as a percentage of revenue, declined 18.8 percentage points from 52.8% in 1998 to 34.0% in 1999. The decline reflects economies in scale achieved through the merger of TigerTel and Contour and the continued improvement of our domestic telecommunications businesses. SG&A increased $3.1 million or 21.5% in 1998, primarily as a result of the acquisition of one of the TigerTel entities.

    * Network increased $4.7 million or 204.3%, a significant increase over 1998 as a result of acquisitions made in the second quarter of 1999. These companies are more service oriented and have a higher SG&A expenses. There were no Network operations in 1997.

    * Internet commenced operations in 1999. As a service provider, this division has a lower cost of goods sold but higher SG&A expense.

    * Applications increased $7.9 million or 87.8% in 1999 due to an acquisition in the second quarter of 1999, and increased $5.7 million or 178.1% in 1998 as a result of the acquisition of Signature. As a percentage of revenue, SG&A expense in this division has not increased significantly over prior periods.

    * IntelleSale's SG&A increased $11.0 million or 135.8% in 1999, primarily as a result of the acquisition of Bostek in June 1999 and the increase of Internet related business and the consolidation of operations into one facility. SG&A increased $4.3 million or 113.2% in 1998 due to acquisitions in 1998. As a percentage of sales, SG&A expense in 1999 and 1998 are almost the level.

    * Non-core SG&A did not increase significantly in dollar terms in 1999 but increased as a percentage of sales as sales continue to decline at certain units within this division. In 1998, SG&A increased $6.8 million or 154.5% as a result of acquisitions.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense for 1999 was $9.7 million, an increase of $5.2 million, or 115.6%, from $4.5 million in 1998. The 1998 expense represents an increase of $2.6 million or 136.8% over the $1.9 million reported in 1997. As a percentage of revenue, depreciation and amortization expense increased to 2.9% in 1999 from 2.2% in 1998 and 1.8% in 1997. The increase, despite substantially higher revenues, is due to significantly higher goodwill resulting from acquisitions, as well as increased depreciation expense in 1999 resulting from higher capital expenditures in 1999 compared to 1998 and 1997.

    Depreciation and amortization expense for each of the operating segments was:

       (In thousands)                                             1999           1998           1997
                                                               --------------------------------------
       Telecommunications<F1>                                   $1,547         $  677         $  300
       Network                                                     132             39             --
       Internet                                                     69             --             --
       Applications                                              2,366          1,241            459
       IntelleSale                                                 529            251            108
       Non-Core<F2>                                              1,153            935            277
       Corporate (including amounts incurred during
         consolidation<F2>                                       3,891          1,358            730
                                                               --------------------------------------
       Consolidated                                             $9,687         $4,501         $1,874
                                                               ======================================

       --------------
       <F1> Includes TigerTel's depreciation and amortization of $1.2 million and $0.5 million in 1999 and 1998.
       <F2> Includes depreciation and amortization from the
            Communications Infrastructure group of companies, the majority of which were disposed of in the 4th quarter of 1999. Depreciation and amortization for these disposed entities, included above amounted to $4.8 million, $4.7 million and $0.7 million in 1999, 1998 and 1997
       <F3> Includes consolidation adjustments of $2,911, $1,221 and
            $713, in 1999, 1998 and 1997, respectively.

Changes during the years were:

    * Telecommunications increased in 1999 due to TigerTel's acquisition of Contour in May 1999 as well as amortization of goodwill of companies acquired by TigerTel at the beginning of 1999.

    * Network infrastructure increased in 1999 due to the two acquisitions completed in the second quarter of 1999.

    * Application technology increased in 1999 by $1.1 million or 91.7% due to the acquisition completed in the second quarter of 1999 and increases in depreciable assets in 1999. 1998's increase was due to the acquisition of Signature.

    * IntelleSale.com increased in 1999 due to the acquisition of Bostek and the increase in depreciable assets in 1999. 1998's increase over 1997 was due to the increase in depreciable assets.

    * Non-core both increased in 1999 due to the acquisition of depreciable assets, primarily by Ground Effects, as part of its ongoing automotive manufacturing programs.

On an annual basis, goodwill amortization will be approximately $3.5 million.

RESTRUCTURING AND UNUSUAL CHARGES

    As part of the reorganization of our core business in the first quarter of 1999, we implemented a restructuring plan. The restructuring plan includes the exiting of selected lines of business within our Telecommunications and Applications business groups, and the associated write-off of assets. The restructuring charge of $2,236 includes asset impairments, primarily software and other intangible assets, of $1,522, lease terminations of $541, and employee separations of $173. In addition, during the first quarter of 1999, as part of our core businesses reorganization, we realigned certain operations within the Telecommunications division and recognized impairment charges and other related costs of $314.

    In 1997, as part of the disposition of certain assets within the Telecommunications group, we incurred asset impairment and lease termination and employee separation costs of $1,681.

GAIN ON SALE OF SUBSIDIARY

    In November 1999, TigerTel received an all cash bid for all of its outstanding common shares from AT&T Canada, Inc. We entered into a lock-up agreement with AT&T to tender the approximately 65% of the outstanding shares we owned, tendered our shares and, on December 30, 1999, AT&T purchased all of the shares tendered. We recorded a pre-tax gain in the fourth quarter of 1999 of approximately $20.1 million and received gross proceeds of approximately $31.3 million in January 2000.

INTEREST INCOME AND EXPENSE

    Interest income was $0.6 million, $0.4 million and $0.2 million, for 1999, 1998 and 1997, respectively. Interest income is earned primarily from short-term investments and notes receivable.

    Interest expense was $3.8 million, $1.7 million and $1.0 million for 1999, 1998 and 1997, respectively. Interest expense is a function of the level of outstanding debt and is principally associated with revolving credit lines, notes payable and term loans.

INCOME TAXES

    We had effective income tax rates of 34.5%, 33.6% and 36.8% in 1999, 1998 and 1997, respectively. Differences in the effective income tax rate from the statutory federal income tax rate arise from non-deductible goodwill amortization associated with acquisitions, state taxes net of federal benefits and the reduction of valuation allowances related to net operating loss carryforwards.

EXTRAORDINARY LOSS

    In 1999 we retired our line of credit with State Street Bank and Trust Company and refinanced it with IBM Credit Corporation. Deferred financing fees associated with the State Street Bank and Trust agreement were written off during the second quarter of 1999. The total amount of the write-off recorded as an extraordinary loss was $160, net of income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1999, cash and cash equivalents totaled $5.1 million, an increase of $0.6 million, or 13.3% from $4.5 million at December 31, 1998. We utilize a cash management system to apply excess cash on hand against our revolving credit facility for which we had availability of $11.8 million at December 31, 1999, up from $3.8 million at December 31, 1998. Cash used in operating activities totaled $14.3 million, $2.6 million and $3.3 million in 1999, 1998 and 1997, respectively. In all three years, excluding assets and liabilities acquired or assumed in connection with acquisitions, cash used was due to increases in accounts and unbilled receivables, inventories, prepaid assets and accounts payable and accrued expenses, after adjusting for the net income and for non-cash expenses.

    "Due from buyer of divested subsidiary" represents the net proceeds due from AT&T Canada, Inc. on the sale of TigerTel, Inc. This amount was paid in January, 2000, and we applied the proceeds against our domestic line of credit.

    Accounts and unbilled receivables, net of allowance for doubtful accounts, increased by $17.7 million or 51.5% to $52.1 million in 1999 from $34.4 million in 1998. This increase was primarily attributable to the increased volume of business in 1999 over 1998, particularly in our IntelleSale division, as well as the increases as a result of businesses acquired in 1999. As a percentage of 1999 and 1998 net operating revenue, accounts and unbilled receivable were 15.5% and 16.6%, respectively.

    Inventories increased by $19.8 million or 96.1% to $40.4 million in 1999 from $20.6 million in 1998. This increase was primarily attributable to the increased volume of business at IntelleSale in 1999 over 1998, as well as the increases as a result of businesses acquired in 1999. As a percentage of 1999 and 1998 cost of goods sold, inventories were 16.7% and 14.4%, respectively.

    Prepaid expenses and other current assets increased by 200.0% or $4.0 million to $6.0 million in 1999 from $2.0 million in 1998. This increase is attributable to the overall increase in size of the Company in 1999.

    Accounts payable increased by $15.7 million or 113.8% to $29.5 million in 1999 from $13.8 million in 1998. This increase was primarily attributable to the increased volume of business in 1999 over 1998, as well as the increases as a result of businesses acquired in 1999. As a percentage of 1999 and 1998 cost of goods sold, accounts payable and accrued expenses were 12.2% and 9.7%, respectively.

    Accrued expenses increased by $8.4 million or 91.3% to $17.6 million in 1999 from $9.2 million in 1998. Accrued expenses include estimated earnout and deferred purchase price payments earned at December 31, 1999.

    "Due to shareholders of acquired subsidiary" represents the deferred purchase price due to the Bostek sellers. $5.0 million of this amount was paid in January 2000. Other current liabilities decreased by $0.6 million or 18.2% to $2.7 million in 1999 from $3.3 million in 1998.

    Investing activities used cash of $27.2 million in 1999 and $6.8 million in 1998 and provided cash of $4.2 million in 1997. In 1999, cash of $17.9 million was used to acquire businesses and $7.0 million was spent to acquire property and equipment. $3.0 million was used principally to increase assets such as notes receivable and other assets, while $0.7 million was received from the sale of property and equipment. In 1998, $7.4 million was used principally to increase assets such as notes receivable, property and equipment and other assets, while $0.5 million was received from the sale of assets. In 1997, sources of cash primarily included $4.0 million of cash acquired in acquisitions and $2.3 million in proceeds from the sale of assets. These amounts were partially offset by payments of $2.2 million for property and equipment and other assets.

    Cash of $42.2 million, $6.4 million and $6.0 million was provided by financing activities in 1999, 1998 and 1997, respectively. In 1999, $54 million was obtained through long-term debt and $5.2 million was obtained through the issuance of common shares. Uses of cash in 1999 included net repayments of $10.9 million and $3.4 million against long-term debt and notes payable, respectively, and $2.8 million for other financing costs.
In 1998, $13.2 million was obtained through borrowings under notes payable and long-term debt and $1.4 million was obtained through the issuance of common shares. Uses of cash in 1998 included repayments of $6.9 million on long term debt, $0.9 million for the redemption of preferred stock and $0.3 million for the repurchase of common stock. In 1997, $9.4 million of cash was provided primarily though the issuance of common stock and from long-term debt proceeds. In 1997, $3.3 million of cash was used to pay down notes payable and long term-debt.

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

    In August, 1998, we entered into a $20 million line of credit with State Street Bank and Trust Company secured by all of our domestic assets at the prime lending rate or at the London Interbank Offered Rate, at our discretion. In February 1999, the amount of the credit available under the facility was increased to $23 million. On May 25, 1999, we entered into a Term and Revolving Credit Agreement with IBM Credit Corporation (the "IBM Agreement") and, on May 26, 1999, we repaid the amount due to State Street Bank and Trust Company. On July 30, 1999, the IBM Agreement was amended and restated. The IBM Agreement, as amended, provides for: (a) a revolving credit line of up to $36.150 million, designated as follows: (i) a U.S. revolving credit line of up to $27 million, (ii) a Canadian revolving credit line of up to $6.150 million, and (iii) a United Kingdom revolving credit line of up to $3 million; (b) a term loan A of up $22 million, (c) a term loan B of up to $25 million, (d) a Canadian term loan C of up to $6.85 million, and (e) a Canadian term loan D of up to $5.0 million.

    The revolving credit line may be used for general working capital requirements, capital expenditures and certain other permitted purposes. The USA revolving credit line bears interest at the 30-day LIBOR rate plus 1.75% to 1.90% depending on our leverage ratio; the Canadian revolving credit line bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month (6.5% at December 31, 1999) plus 0.1707% to 0.3207%, depending on our leverage ratio; the UK revolving credit line bears interest at the base rate as announced by the National Westminster Bank PLC of England each month plus 1.4207% to 0.5707%, depending upon our leverage ratio. As of December 31, 1999, the LIBOR rate was approximately 5.5798% and approximately $24.3 million was outstanding on the revolving credit line. In

January 2000, we applied the proceeds from the sale of our investment in TigerTel towards the U.S. revolving credit line and paid it down. As of March 27, 2000, approximately $5.8 million was outstanding under the U.S. revolving credit line and approximately $3.2 million under the Canadian revolving credit line.

    Term loan A, which was used to pay off State Street Bank and Trust Company, bears interest at the 30-day LIBOR rate plus 1.75% to 1.90%, is amortized in quarterly installments over six years and is repayable in full on the third anniversary of the closing date of the loan. As of December 31, 1999 and March 27, 2000, approximately $20.2 million and $19.2 million, respectively, was outstanding on this loan.

    Term loan B, which may be used for acquisitions, bears interest at the 30-day LIBOR rate plus 1.75% to 1.90%, is amortized in quarterly installments over six years and is repayable in full on the third anniversary of the closing date of the loan. As of December 31, 1999 and March 27, 2000, approximately $19.5 million and $23.3 million, respectively, was outstanding on this loan.

    Term loan C, which was used by our Canadian subsidiaries to pay off their bank debt, bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 0.1707%, to 0.3207%, is amortized in quarterly installments over six years and is repayable in full on the third anniversary of the closing date of the loan. As of December 31, 1999, Toronto-Dominion's rate was approximately 6.5%. As of December 31, 1999 and March 27, 2000 approximately $2.5 million was outstanding on this loan.

    Term loan D, which may be used by one of our Canadian subsidiaries for acquisitions, bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 0.1707%, to 0.3207%, is amortized in quarterly installments over six years and is repayable in full on the third anniversary of the closing date of the loan. As of December 31, 1999 no advances have been made under this facility. In February 2000, it was reallocated to Term Loan B.

    The agreement contains standard debt covenants relating to the financial position and performance as well as restrictions on the declarations and payment of dividends. As of December 31, 1999, the Company was in compliance with, or had received waivers for compliance with, all debt covenants.

    We have entered into earnout arrangements with certain sellers under which they are entitled to additional consideration for their interests in the companies they sold to us. Under these agreements, assuming that all earnouts are achieved, we are contingently liable for additional consideration amounting to approximately $2.7 million based on achieved 1999 results, approximately $12.7 million based on agreements coming due in 2000 and achieved 2000 results, approximately $7.1 million based on achieved 2001 results, approximately $1.8 million based on achieved 2002 results and approximately $2 million based upon achieved 2004 results.

    We have entered into put options with the sellers of those companies in which we acquired less than a 100% interest. These options require us to purchase the remaining portion we do not own after periods ranging from four to five years from the dates of acquisition at amounts per share generally equal to 10% to 20% of the average annual earnings per share of the company before income taxes for, generally, a two-year period ending on the effective date of the put multiplied by a multiple ranging from four to five. The purchases under these put options are recorded as changes in minority interest based upon current operating results. We have entered into agreements to acquire for approximately $3.9 million, put options in certain subsidiaries of our subsidiary, IntelleSale.com. In addition, based upon current earnings, assuming all other put options were exercised, we are contingently liable for approximately an additional $6.9 million in the next two years.

    Our sources of liquidity include, but are not limited to, funds from operations and funds available under the IBM Agreement. We may be able to use additional bank borrowings, proceeds form the sale of non-core businesses, proceeds from the sale of common and preferred shares, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings. There can be no assurance however, that these options will be available, or if available, on favorable terms. We believe that our current cash position, augmented by financing activities, if available, will provide us with sufficient resources to finance our working capital requirements for the foreseeable future. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources to meet our future business requirements for at least the next twelve months.

OUTLOOK

    Our objective is to continue to grow each of our operating segments internally and through acquisitions, both domestically and abroad. Our strategy has been, and continues to be, to invest in and acquire businesses that complement and add to its existing business base. We have expanded significantly through acquisitions in the last twelve months and continue to do so. Our financial results and cash flows are substantially dependent on not only our ability to sustain and grow our existing businesses, but to continue to grow through acquisition. We expect to continue to pursue our acquisition strategy in 2000 and future years, but there can be no assurance that our management will be able to continue to find, acquire, finance and integrate high quality companies at attractive prices.

    We are constantly looking for ways to maximize stockholder value. As such, we are continually seeking operational efficiencies and synergies within each of our operating segments as well as evaluating acquisitions of businesses and customer bases which complement our operations. These strategic initiatives may include acquisitions, raising additional funds through debt or equity offerings, or the divestiture of non-core business units that are not critical to our long term strategy or other restructuring or rationalization of existing operations. We will continue to review all alternatives to ensure maximum appreciation of our shareholders' investments. There can be no assurance however that any initiatives will be found, or if found, that they will be on terms favorable to us.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In 1998, we adopted Statement of Financial Accounting Standards (FAS) 131, Disclosures about Segments of an Enterprise and Related Information. FAS 131 supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 21 to our consolidated financial statements).

    In 1998, we adopted FAS 130, Reporting Comprehensive Income, which establishes standards for reporting and disclosure of comprehensive income and its components. Our comprehensive income consists of foreign currency translation adjustments and is reported in the consolidated statements of stockholders' equity.

    In June 1998, the Financial Accounting Standards Board issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement is effective for fiscal years commencing after June 15, 2000. We do not believe that FAS 133 will have a material impact on our results of operations, cash flows and financial condition.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. This Staff Accounting Bulletin summarizes certain of the staff's views on applying Generally Accepted Accounting Principles to revenue recognition in financial statements. We will be required to adopt this statement no later than the second quarter of 2000. We have not completed the analysis to determine the impact of this statement on our consolidated financial statements; however the impact is not expected to be material.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Borrowings under the IBM Agreement are at the London Interbank Offered Rate which is adjusted monthly. Our interest income is sensitive to changes in the general level of U. S. interest rates, particularly since the majority of our investments are in short-term investments.

     Due to the nature of our borrowings and our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements and supplementary data included in this Annual Report are listed in Item 14 and begin immediately after Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 will be included in our Proxy Statement for our 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

     The information required by this Item 11 will be included in our Proxy Statement for our 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 will be included in our Proxy Statement for our 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 will be included in our Proxy Statement for our 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON  FORM 8-K

(a)(1) The financial statements and financial statement schedule listed below are included in this report
              Report of Management
              Reports of Independent Accountants
              Financial Statements
                   Consolidated Balance Sheets
                   Consolidated Statements Of Operations
                   Consolidated Statements Of Stockholders' Equity
                   Consolidated Statements Of Cash Flows
                   Notes to Consolidated Financial Statements
              Financial Statement Schedule
                    Schedule of Valuation and Qualifying  Accounts
(a)(2) Financial statement schedules have been included in Item 14(a)(1) above.
(a)(3)        Exhibits
              See Index to Exhibits filed as part of this annual report on Form 10-K.
(b)           Reports on Form 8-K
              On October 5, 1999 we filed a Current Report on Form 8-K/A reporting an amendment to the IBM Agreement.
              On December 13, 1999 we filed a Current Report on Form 8-K reporting AT&T Canada's bid for our subsidiary, TigerTel, Inc. On December 22, 1999 we filed a Current Report on Form 8-K/A which included a copy of the AT&T Agreement. On January 11, 2000 we filed a Current Report on Form 8-K/A reporting the completion of the transaction.
(c)           Exhibits - Included in Item 14(a)(3) above.

                           REPORT OF MANAGEMENT




Management is responsible for the preparation and integrity of the Consolidated Financial Statements appearing in our Annual Report. The financial statements were prepared in conformity with United States generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this Annual Report is consistent with that in the financial statements.

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

The Audit Committee of the Company's Board of Directors, composed entirely of independent Directors who are not officers of the Company, meets with the independent accountants, management and internal auditors periodically to discuss internal accounting controls and auditing and financial reporting matters. The Committee reviews with the independent accountants, the scope and results of the audit effort. The Committee also meets periodically with the independent accountants and the director of internal audit without management present to ensure that the independent accountants and the director of internal audit have free access to the Committee.

---------------------------------------------------------------------------
                                                                    Page 32

---------------------------------------------------------------------------




The independent accountants, PricewaterhouseCoopers LLP, are recommended by the Audit Committee of the Board of Directors, selected by the Board of Directors and ratified by the Company's shareholders. PricewaterhouseCoopers LLP is engaged to audit the Consolidated Financial Statements of Applied Digital Solutions, Inc. and subsidiaries and conduct such tests and related procedures as it deems necessary in conformity with auditing standards generally accepted in the United States. The opinion of the independent accountants, based upon their audits of the Consolidated Financial Statements, is contained in this Annual Report.




Richard J. Sullivan
Chairman, Board of Directors and
Chief Executive Officer




Garrett A. Sullivan
President and Chief Operating Officer




David A. Loppert
Vice President, and
Chief Financial Officer

March 3, 2000





---------------------------------------------------------------------------
                                                                    Page 33

                   REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
   Shareholders of Applied Digital Solutions, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1), present fairly, in all material respects, the financial position of Applied Digital Solutions, Inc. and its subsidiaries (formerly Applied Cellular Technology, Inc.) at December
31, 1999 and December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
St. Louis, Missouri
March 3, 2000



---------------------------------------------------------------------------
                                                                    Page 34

                   REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
Applied Digital Solutions, Inc.


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Applied Digital Solutions, Inc. and subsidiaries (formerly Applied Cellular Technology, Inc.) for the year ended December 31, 1997. We have also audited the financial statement schedule listed in the accompanying index as of December 31, 1997, and for the year then ended. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Applied Digital Solutions, Inc. and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




Rubin, Brown, Gornstein & Co., LLP
St. Louis, Missouri
February 24, 1998



---------------------------------------------------------------------------
                                                                    Page 35

             APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------

                                         CONSOLIDATED BALANCE SHEETS
                                      (In thousands, except par value)
                                                   ASSETS
                                                                                           DECEMBER 31,
                                                                                     ------------------------
                                                                                         1999           1998
                                                                                     ------------------------
CURRENT ASSETS
   Cash and cash equivalents                                                         $  5,138       $  4,555
   Due from buyer of divested subsidiary                                               31,302             --
   Accounts receivable and unbilled receivables (net of allowance
      for doubtful accounts of $1,698 in 1999 and $990 in 1998)                        52,170         34,390
   Inventories                                                                         40,448         20,657
   Notes receivable                                                                     3,822          3,600
   Prepaid expenses and other current assets                                            6,001          2,042
-------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                         138,881         65,244

PROPERTY AND EQUIPMENT, NET                                                            13,886         15,627

NOTES RECEIVABLE                                                                        3,297          1,445

GOODWILL, NET                                                                          62,000         33,430

OTHER ASSETS                                                                           10,912          8,370
-------------------------------------------------------------------------------------------------------------

                                                                                     $228,976       $124,116
=============================================================================================================
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                                     $ 25,211       $ 23,217
   Current maturities of long-term debt                                                 8,038          1,158
   Due to shareholders of acquired subsidiary                                          15,000             --
   Accounts payable                                                                    29,499         13,819
   Accrued expenses                                                                    17,672          9,251
   Other current liabilities                                                            2,745          3,312
-------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                     98,165         50,757

LONG-TERM DEBT                                                                         35,317          2,838
-------------------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES                                                            133,482         53,595
-------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (SEE NOTES 2, 15, AND 19)
-------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                       2,558          2,961
-------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Preferred shares:
      Authorized 5,000 shares in 1999 and 1998 of $10 par value; special voting, issued and outstanding 1 share in 1999 and 1998, Class B voting, issued
         and outstanding 1 share in 1999 and 1998                                          --             --
   Common shares:
      Authorized 80,000 shares in 1999 and 1998,
         of $.001 par value; 51,116 shares issued and
         48,260 shares outstanding in 1999 and 35,683 shares issued
         and 35,577 shares outstanding in 1998                                             48             36
   Common and preferred additional paid-in capital                                     87,470         60,517
   Retained earnings                                                                   12,664          7,232
   Treasury stock (carried at cost, 2,856 shares in 1999, 106 shares in 1998)          (7,310)          (337)
   Accumulated other comprehensive income                                                  64            112
-------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                    92,936         67,560
-------------------------------------------------------------------------------------------------------------

                                                                                     $228,976       $124,116
=============================================================================================================


---------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.    Page 36

             APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------

                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (In thousands, except per share data)
                                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                                     ---------------------------------------
                                                                                         1999           1998           1997
                                                                                     ---------------------------------------
NET OPERATING REVENUE                                                                $336,741       $207,081       $103,159

COSTS OF GOODS SOLD                                                                   241,790        142,893         69,408
----------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                                           94,951         64,188         33,751

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                          (90,416)       (51,485)       (26,431)
DEPRECIATION AND AMORTIZATION                                                          (9,687)        (4,501)        (1,874)
RESTRUCTURING AND UNUSUAL COSTS                                                        (2,550)            --         (1,681)
GAIN ON SALE OF SUBSIDIARY                                                             20,075            733          1,827
INTEREST INCOME                                                                           616            420            192
INTEREST EXPENSE                                                                       (3,842)        (1,653)          (978)
----------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES,
   MINORITY INTEREST AND EXTRAORDINARY LOSS                                             9,147          7,702          4,806
PROVISION FOR INCOME TAXES                                                              3,160          2,588          1,769
----------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY LOSS                                  5,987          5,114          3,037
MINORITY INTEREST                                                                         395            424            697
----------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE EXTRAORDINARY LOSS                                                        5,592          4,690          2,340
EXTRAORDINARY LOSS (NET OF TAXES OF $89)                                                  160             --             --
----------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                              5,432          4,690          2,340
PREFERRED STOCK DIVIDENDS                                                                  --             44             72
----------------------------------------------------------------------------------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                          $  5,432       $  4,646       $  2,268
============================================================================================================================

EARNINGS PER COMMON SHARE - BASIC
   INCOME BEFORE EXTRAORDINARY LOSS                                                  $    .12       $    .14       $    .18
   EXTRAORDINARY LOSS                                                                      --             --             --
----------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE - BASIC                                                  $    .12       $    .14       $    .18
============================================================================================================================

EARNINGS PER SHARE - DILUTED
   INCOME BEFORE EXTRAORDINARY LOSS                                                  $    .11       $    .13       $    .15
   EXTRAORDINARY LOSS                                                                      --             --             --
----------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE - DILUTED                                                $    .11       $    .13       $    .15
============================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - BASIC                                                          46,814         32,318         12,632
============================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - DILUTED                                                        50,086         34,800         15,245
============================================================================================================================

---------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.    Page 37

             APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                          (In thousands)
                                                                                                          ACCUMULATED
                                                                                                                OTHER      TOTAL
                                        PREFERRED STOCK     COMMON STOCK   ADDITIONAL   RETAINED              COMPRE-     STOCK-
                                        ---------------    ---------------    PAID-IN   EARNINGS  TREASURY    HENSIVE   HOLDERS'
                                        NUMBER   AMOUNT    NUMBER   AMOUNT    CAPITAL   (DEFICIT)    STOCK     INCOME     EQUITY
                                        -----------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1996                 --    $  --     5,799      $ 6    $ 7,928    $   318   $    --       $ --    $ 8,252
 Net income                                 --       --        --       --         --      2,340        --         --
 Comprehensive income -
  foreign currency translation              --       --        --       --         --         --        --         (2)
    Total comprehensive income              --       --        --       --         --      2,340        --         (2)     2,338
 Issuance of common shares                  --       --     1,572        2      5,534         --        --         --      5,536
 Issuance of common shares to redeem        --       --
  preferred stock                           --       --     1,354        1      2,499         --        --         --      2,500
 Issuance of common shares for
  acquisitions                              --       --     9,624       10     10,263         --        --         --     10,273
 Warrants redeemed for common shares        --       --     2,323        2      7,456         --        --         --      7,458
 Preferred stock dividends paid             --       --        --       --         --        (72)       --         --        (72)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1997                 --       --    20,672       21     33,680      2,586        --         (2)    36,285
 Net income                                 --       --        --       --         --      4,690        --         --
 Comprehensive income - foreign
  currency translation                      --       --        --       --         --         --        --        114
    Total comprehensive income              --       --        --       --         --      4,690        --        114      4,804
 Issuance of common shares                  --       --        50       --        100         --        --         --        100
 Issuance of common shares for
  acquisitions                              --       --    12,511       12     18,770         --        --         --     18,782
 Issuance of preferred shares               --       --        --       --      6,020         --        --         --      6,020
 Conversion of preferred shares to
  common shares                             --       --     1,600        2         (2)        --        --         --         --
 Warrants redeemed for common shares        --       --       850        1      1,949         --        --         --      1,950
 Preferred dividends paid                   --       --        --       --         --        (44)       --         --        (44)
 Common shares repurchased                  --       --      (106)      --         --         --      (337)        --       (337)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1998                 --       --    35,577       36     60,517      7,232      (337)       112     67,560
 Net income                                 --       --        --       --         --      5,432        --         --
 Comprehensive income
   Foreign currency translation             --       --        --       --         --         --        --        (36)
   Unrealized gain on securities            --       --        --       --         --         --        --        (12)
 Total comprehensive income                 --       --        --       --         --      5,432        --        (48)     5,384
 Issuance of common shares                  --       --     2,808        3      5,508         --        --         --      5,511
 Issuance of common shares for
  acquisitions                              --       --    11,701       11     19,016         --        --         --     19,027
 Warrants redeemed for common shares        --       --       924        1      2,429         --        --         --      2,430
 Common shares repurchased                  --       --    (2,750)      (3)        --         --    (6,973)        --     (6,976)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1999                 --    $  --    48,260      $48    $87,470    $12,664   $(7,310)      $ 64    $92,936
==================================================================================================================================

---------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.    Page 38

             APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands)

                                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                                     ---------------------------------------
                                                                                         1999           1998           1997
                                                                                     ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $  5,432       $  4,690        $ 2,340
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization                                                  9,687          4,501          1,874
         Minority interest                                                                395            424            697
         Gain on sale of subsidiary                                                   (20,075)          (733)        (1,827)
         (Gain) loss on sale of assets                                                    143           (140)           148
         Reserve on investments                                                         1,000             --             --
         Non-cash portion of restructuring cost                                         1,522             --             --
         Net change in operating assets and liabilities                               (12,483)       (11,352)        (6,549)
----------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                 (14,379)        (2,610)        (3,317)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Increase) decrease in notes receivable                                               (413)        (2,338)           122
   Proceeds from sale of assets                                                           758            507          2,296
   Payments for property and equipment                                                 (7,024)        (1,950)          (916)
   (Payments for) proceeds from asset and business acquisitions
      (net of cash balances acquired)                                                 (17,903)            57          3,983
   Increase in other assets                                                            (2,675)        (3,118)        (1,327)
----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   (27,257)        (6,842)         4,158
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net amounts borrowed (paid) on notes payable                                        (3,358)        12,202         (2,847)
   Proceeds on long-term debt                                                          54,114          1,011            335
   Payments for long-term debt                                                        (10,911)        (6,936)          (494)
   Other financing costs                                                               (2,863)            --             --
   Issuance of common shares                                                            5,237          1,354          9,084
   Repurchase of common stock                                                              --           (337)            --
   Redemption of preferred shares                                                          --           (900)            --
   Preferred stock dividends paid                                                          --            (44)           (72)
----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              42,219          6,350          6,006
----------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                           583         (3,102)         6,847

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                           4,555          7,657            810
----------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                              $  5,138       $  4,555        $ 7,657
============================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                                 $  1,334       $  2,430        $   964
   Interest paid                                                                        3,541          1,534          1,012
----------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.    Page 39

             APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (IN THOUSANDS)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     Applied Digital Solutions, Inc. and subsidiaries (the Company) is an emerging leader in the implementation of e-business solutions for the Internet through Computer Telephony Internet Integration (the integration of computer telecom and the Internet). The Company's goal is to be a single source e-business provider that mid-size companies can turn to for intelligently connecting their business processes via telephone or computer, with their customers, suppliers and partners to deliver the results expected from the emerging e-business market. The Company currently operates in six segments as follows:

          TELECOMMUNICATIONS - This segment is an implementer of telecommunications and Computer Telephony Integration (CTI) solutions for e-business.

          NETWORK - This segment provides e-business infrastructure design and deployment, personal computer network infrastructure for the development of local and wide area networks as well as site analysis, configuration, training and customer support services.

          INTERNET - This segment equips customers with the necessary tools and support services to enable them to make a successful transition to becoming or implementing e-business practices, ERP and CRM solutions, website design and application and internet access services.

          APPLICATIONS - This segment provides software applications primarily for large retail environments, including point of sale, data acquisition, asset management and decision support systems; and develops programs for portable data collection equipment, including wireless hand-held devices.

          INTELLESALE.COM - This segment sells refurbished and new computer equipment and related components online, through its website at www.Intellesale.com, and through other Internet companies, as well as through traditional channels, which includes sales made by Intellesale.com's sales force.

          NON-CORE - This segment is comprised of seven individually managed companies engaged in various business enterprises including the manufacturing of electronic and automotive components, and the fabrication, installation and maintenance of microwave, cellular and digital personal communication service towers.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Applied Digital Solutions, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

     As further discussed in Note 2, the Company acquired businesses during 1999 and 1998 all of which have been accounted for under the purchase method of accounting.

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


---------------------------------------------------------------------------
                                                                    Page 40

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     UNBILLED RECEIVABLES

     Unbilled receivables consist of certain direct costs and profits recorded in excess of amounts billable pursuant to contract provisions in connection with system installation projects and software licensing. Unbilled receivables included in accounts receivable was $0.5 million in 1999 and $1.6 million in 1998.

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

     PROPRIETARY SOFTWARE IN DEVELOPMENT

     In accordance with Statement of Financial Accounting Standards (FAS) 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detail program design to product specifications and has been reviewed for high-risk development issues, or to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The straight-line life is determined to be 2 to 5 years.

     ADVERTISING COSTS

     The Company generally expenses production costs of print advertisements the first date the advertisements take place.
     Advertising expense, included in selling, general and administrative expenses, was $2.9 million in 1999, $0.7 million in 1998 and $0.9 million in 1997.


--------------------------------------------------------------------------
                                                                   Page 41

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

     REVENUE RECOGNITION

     For programming, consulting and software licensing services and construction contracts, the Company recognizes revenue based on the percent complete for fixed fee contracts, with the percent complete being calculated as either the number of direct labor hours in the project to date divided by the estimated total direct labor hours or based upon the completion of specific task orders. It is the Company's policy to record contract losses in their entirety in the period in which such losses are foreseeable. For non fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job times the standard billing rate and adjusted to realizable value, if necessary. For product sales, the Company recognizes revenue upon shipment. Revenue from royalties is recognized when licensed products are shipped. There are no significant post contract support obligations at the time of revenue recognition. The Company's accounting policy regarding vendor and post-contract support obligations is based on the terms of the customers' contract, billable upon the occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized.

     The Company does not experience significant product returns, and therefore, management is of the opinion that no allowance for sales returns is necessary. The Company has no obligation for warranties on new hardware sales, because the warranty is provided by the manufacturer. However, the Company provides a minimum six month warranty and offers the opportunity to purchase an extended warranty for most refurbished hardware sales not covered by manufacturer warranties. The Company has recorded a warranty reserve of $0.3 million at December 31, 1999 based upon prior history. The Company does not offer a warranty policy for services to customers.

     INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (FAS) 109, Accounting for Income Taxes, which requires the asset and liability approach for the financial accounting and reporting for income taxes. Income taxes include U.S. and international taxes. The Company and its U.S. subsidiaries file a consolidated federal income tax return.

     EARNINGS PER COMMON AND COMMON SHARE EQUIVALENT

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

     COMPREHENSIVE INCOME

     The Company's comprehensive income consists of foreign currency translation adjustments and unrealized gains on securities, and is reported in the consolidated statements of stockholders' equity.


---------------------------------------------------------------------------
                                                                    Page 42

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


2.   ACQUISITIONS AND DISPOSITIONS

     The following represents acquisitions which occurred in 1999 and 1998:

                                                                                COMMON/
                                         DATE OF     PERCENT ACQUISITION      PREFERRED
                                     ACQUISITION    ACQUIRED       PRICE  SHARES ISSUED    BUSINESS DESCRIPTION
                                     -----------------------------------------------------------------------------------------------
1999 ACQUISITIONS
Port Consulting, Inc.                   04/01/99        100%     $ 1,292             --    Integrator of information technology
                                                                                           application systems
Hornbuckle Engineering                  04/01/99        100%       3,680            555    Integrated voice and data solutions
                                                                                           provider
Lynch Marks & Associates, Inc.          04/01/99        100%       2,526            773    Network integration company
STR, Inc.                               04/01/99        100%       3,050            932    Software solutions provider for retailers
Contour Telecom Management, Inc.
(Divested effective 12/31/99)           06/25/99         75%       5,627             --    Provider of outsourced
                                                                                           telecommunications management services
Bostek, Inc. & affiliate                06/01/99        100%      26,966             --    Seller of computer systems and
                                                                                           peripherals


1998 ACQUISITIONS
Information Products Center, Inc.       01/01/98        100%     $ 2,797          1,766    Network Infrastructure services
                                                                                           provider
Winward Electric (Divested effective
10/1/99)                                01/01/98        100%       4,556          2,307    Full service electrical and
                                                                                           communications systems contractor
Americom Group                          04/01/98         80%         956            227    Provider of communications
                                                                                           infrastructure construction,
                                                                                           maintenance, installation and training
                                                                                           services
Aurora Electric, Inc. (Divested
effective 10/1/99)                      04/01/98        100%       1,897          1,098    Full service electrical and
                                                                                           communications system contractor
Blue Star Electronics                   04/01/98         80%         431            203    Cable assembly manufacturer
Consolidated Micro Components           04/01/98        100%       1,948          1,042    Reseller of memory, processors and mass
                                                                                           storage devices
Data Path Technologies                  04/01/98        100%       3,421          1,778    Seller of computer systems,
                                                                                           peripherals, components and software
GDB Software Services                   04/01/98        100%       1,931          1,013    Provider of data processing consulting
                                                                                           services
Ground Effects, Ltd.                    04/01/98         85%       2,049          1,106    Manufacturer of aluminum and steel
                                                                                           tubes
Innovative Vacuum Solutions, Inc.       04/01/98         80%       1,361            729    Re-manufacturer of high-end vacuum
                                                                                           pumps
Service Transport Company               04/01/98         80%          89             35    Transporter of computer systems and
                                                                                           electronics
Teledata Concepts, Inc.                 04/01/98        100%         308            138    Internet and telecommunications
                                                                                           services provider
TigerTel Services, Ltd. (Divested
effective 12/31/99)                     05/01/98        100%       6,500          3,418    Call centers, voice messaging and one
                                                                                           number dialing services provider
Signature Industries, Ltd.              06/01/98         85%       4,974          3,571    Manufacturer of high-grade
                                                                                           communications and safety devices
Fiscal Advantage, Inc.                  10/01/98      Assets         200             --    Computer leasing services


---------------------------------------------------------------------------
                                                                    Page 43

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

     EARNOUT AND PUT AGREEMENTS

     All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements reflect the results of operations of each company from the date of acquisition. The costs of acquisitions include all payments according to the acquisition agreements plus costs for investment banking services, legal services and accounting services, that were direct costs of acquiring these assets. Goodwill resulting from these acquisitions is being amortized on a straight-line basis, over twenty years. Certain acquisition agreements include additional consideration contingent on profits of the acquired subsidiary. Upon earning these additional shares, the value will be recorded as additional goodwill. The acquisitions above include contingent shares earned upon attainment of certain profits by subsidiaries through December 31, 1999. Under these agreements, assuming all earnout profits are achieved, the Company is contingently liable for additional consideration of approximately $12.7 million in 2000, $7.1 million in 2001, $1.8 million in 2002 and $2 million in 2004, of which 6.2 million would be payable in cash and 17.4 million would be payable in stock. See Note 23 for unaudited pro forma information for the above acquisitions that occurred in 1999 and 1998.

     The Company has entered into put options with the selling shareholders of various companies in which the Company acquired less than a 100% interest. These options require the Company to purchase the remaining portion it does not own after periods ranging from four to five years from the dates of acquisition at amounts per share generally equal to 10% to 20% of the average annual earnings per share of the company before income taxes for the two year period ending the effective date of the put multiplied by a multiple ranging from four to five. In the second quarter of 1999, the Company entered into agreements to pay $3.9 million to acquire put options in certain companies owned by the Company's subsidiary, Intellesale.com. In addition, based on current earnings, assuming all other put options are exercised, the Company is contingently liable for an additional $6.9 million in the next two years. The contingent amounts for earnouts and put options have not been recorded as liabilities in the financial statements as it is uncertain whether the contingencies will be met.

     There were 9,441 shares of common stock issued during 1999 related to agreements with the Company's subsidiaries, primarily for earnouts and to purchase minority interests.

     MAJOR ACQUISITION

     Effective June 1, 1999, the Company acquired all of the outstanding common stock of Bostek, Inc. and affiliate (Bostek) in a transaction accounted for under the purchase method of accounting. The aggregate purchase price was approximately $27 million, of which $10.2 million was paid in cash at closing, $5 million was paid in cash in January 2000, and $1.8 million for the 1999 earnout was paid in cash in February 2000. The earnout accrual is included in other current liabilities at December 31, 1999. Upon a successful initial public offering of Intellesale.com, $10 million will be payable in stock of Intellesale.com to the former owners of Bostek. In the event that the initial public offering does not occur, the $10 million will be payable in cash. An additional $3.2 million is contingent upon achievement of certain earnings targets. The operating results of the Company include Bostek from its acquisition date. The total purchase price of Bostek, including the liabilities assumed, was allocated to the identifiable assets with the remainder of $24.4 million recorded as goodwill which is being amortized over 20 years.

---------------------------------------------------------------------------
                                                                    Page 44

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

     DISPOSITIONS

     Effective October 1, 1999, the Company entered into a Stock Purchase Agreement for the sale of all outstanding shares of common stock of four non-core subsidiaries. In consideration, the Company received a note for $2.5 million, and 2.8 million shares of the Company's stock, recorded as treasury stock in the amount of $7 million. No gain or loss was recorded on this transaction, because the shareholders of the purchaser of the divested assets were deemed to be significant shareholders of the Company. The operating results of these companies are properly included in the Company's financial statements through the date of disposition.

     Effective December 30, 1999, the Company sold its approximately 4.9 million shares in TigerTel, Inc., its Toronto-based telecommunciations subsidiary. The total proceeds were $31.3 million in cash, resulting in a pre-tax gain of $20.1 million. Payment of the proceeds was received on January 10, 2000. The operating results of TigerTel are properly included in the Company's financial statements through the date of disposition.

     On December 31, 1998, the Company entered into a Purchase and Sale Agreement for the sale of certain of its cellular assets. In consideration, the Company received one thousand shares of 6% first series preferred stock of the purchaser of the cellular assets in the face amount and having a liquidation value of $1 million. The first series preferred stock may be redeemed at any time through December 31, 2004. This sale resulted in a gain of $647.

     On December 31, 1998, the Company entered into an Agreement for Sale of Stock for the sale of its investment in a subsidiary company. In consideration, the Company received two thousand shares of 6% preferred stock of the purchaser of the subsidiary in the face amount and having a liquidation value of $2 million, due December 31, 2003. This sale resulted in a gain of $86.

---------------------------------------------------------------------------
                                                                    Page 45

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

3.   RESTRUCTURING AND UNUSUAL CHARGES

     In the first quarter of 1999, a pre-tax charge of $2,550 was recorded to cover restructuring costs of $2,236 and unusual charges of $314.

     RESTRUCTURING CHARGE

     As part of the Company's reorganization of its core business into five reportable business groups, the Company has implemented a restructuring plan. The restructuring plan includes the exiting of selected lines of business within the Company's Telecommunications and Applications business groups, and the associated write-off of assets. The restructuring charge of $2,236 includes asset impairments, primarily software and other intangible assets, of $1,522, lease terminations of $541, and employee separations of $173. The total charge reduced net income by $1,588.

     The following table sets forth the rollforward of the liabilities for business restructuring from January 1, 1999 through December 31, 1999:

                                   BALANCE                                      BALANCE
                                JANUARY 1,                                 DECEMBER 31,
      TYPE OF COST                    1999      ADDITIONS     DEDUCTIONS           1999
      ----------------------------------------------------------------------------------
      Asset impairment                 $--         $1,522         $1,522           $ --
      Lease terminations                --            541            342            199
      Employee separations              --            173            123             50
      ----------------------------------------------------------------------------------

      Total                            $--         $2,236         $1,987           $249
      ==================================================================================

     Towards the end of the third quarter of 1997, the Company made a decision to exit its retail cellular operations. During the fourth quarter of 1997, the Company completed its exit strategy and incurred costs related to the restructuring of these operations, including provisions for terminations of leases and employees and writedown of the carrying values of inventory and other assets. Costs totaling $1,681 were charged to expense in 1997 and no material costs were incurred in future periods. All amounts were paid in 1997.

     UNUSUAL ITEMS

     During the first quarter of 1999, as part of the Company's core business reorganization, the Company realigned certain operations within its telecommunications division and has recognized impairment charges and other related costs of $314. The total charge reduced net income by $223.

4.   EXTRAORDINARY LOSS

     In connection with the early retirement of the Company's line of credit with State Street Bank and Trust Company and its simultaneous refinancing with IBM Credit Corporation, deferred financing fees associated with the State Street Bank and Trust agreement were written off during the second quarter of 1999. The total amount of the write-off recorded as an extraordinary loss was $160, net of income taxes of $89.

---------------------------------------------------------------------------
                                                                    Page 46

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


5.     INVENTORIES

                                                                          1999           1998
                                                                       -----------------------
            Raw materials                                              $ 4,648        $ 4,437
            Work in process                                              1,195          2,349
            Finished goods                                              35,602         15,246
            ----------------------------------------------------------------------------------
                                                                        41,445         22,032

            Less: Allowance for excess and obsolescence                    997          1,375
            ----------------------------------------------------------------------------------

                                                                       $40,448        $20,657
            ==================================================================================

6.     NOTES RECEIVABLE

                                                                          1999           1998
                                                                        ----------------------
            Due from purchaser of four non-core subsidiaries,
            bears interest at 5%, interest payable quarterly,
            principal due October 2004                                  $2,531         $   --

            Due from purchaser of cellular assets, personally
            guaranteed by company owners, bears interest at 6.5%,
            $350 due January 1999, remaining payable in monthly
            installments of $25 including interest starting July
            1999.  In 1999, the Company made demand for full
            payment due to default on certain terms by the maker
            of the note                                                    950          1,300

            Due from purchaser of interconnect service business,
            forgiven in 1999 in connection with the repurchase
            of the business                                                 --          1,350

            Due from officers of subsidiaries, unsecured, bear
            interest at varying interest rates, due on demand            1,914          1,594

            Due from customer, unsecured, bears interest at the
            prime rate, due on demand; paid in 1999                         --            226

            Due from individuals and corporations, bear interest
            at varying rates above prime, secured by business
            assets, personal guarantees, and securities, due
            various dates through July 2001                              1,205             --

            Due from purchaser of business assets, secured by
            maker's assets, bears interest at 8.7% and provides
            for monthly payments of principal and interest equal
            to 10% of the maker's net cash revenue for each
            preceding month, balance due October 2001                      519            575
            ----------------------------------------------------------------------------------
                                                                         7,119          5,045
            Less:  Current portion                                       3,822          3,600
            ----------------------------------------------------------------------------------

                                                                        $3,297         $1,445
            ==================================================================================


---------------------------------------------------------------------------
                                                                    Page 47

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

7.   PROPERTY AND EQUIPMENT

                                                                    1999           1998
                                                                 -----------------------

            Land                                                 $   755        $   755
            Building and leasehold improvements                    4,662          4,097
            Equipment                                             19,418         18,021
            ----------------------------------------------------------------------------
                                                                  24,835         22,873
            Less: Accumulated depreciation and amortization       10,949          7,246
            ----------------------------------------------------------------------------

                                                                 $13,886        $15,627
            ============================================================================

     Included above are vehicles and equipment acquired under capital lease obligations in the amount of $1,917 and $1,577 at December 31, 1999 and 1998, respectively. Related accumulated depreciation amounted to $723 and $602 at December 31, 1999 and 1998, respectively.

     Depreciation and amortization charged against income amounted to $3,703, $2,260 and $846 for the years ended December 31, 1999, 1998 and 1997, respectively.


8.   GOODWILL

     Goodwill consists of the excess of cost over fair value of tangible and identifiable intangible assets of companies purchased. The Company applies the principles of Accounting
     Principles Board Opinion No. 16, Business Combinations, and uses the purchase method of accounting for acquisitions of wholly owned and majority owned subsidiaries.

                                                                   1999          1998
                                                                ----------------------
            Original balance                                    $67,761       $35,920
            Accumulated amortization                             (5,761)       (2,490)
            --------------------------------------------------------------------------

            Carrying value                                      $62,000       $33,430
            ==========================================================================

     Amortization expense amounted to $3,258, $1,487 and $670 for the years ended December 31, 1999, 1998, and 1997, respectively.

     The Company has entered into various earnout arrangements with the selling shareholders of certain acquired subsidiaries. These arrangements provide for additional consideration to be paid in future years if certain earnings levels are met. These amounts are added to goodwill as earned.

---------------------------------------------------------------------------
                                                                    Page 48

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

9.   OTHER ASSETS

                                                                    1999           1998
                                                                 -----------------------
            Proprietary software                                 $ 7,611        $ 5,979
            Loan acquisition costs                                 2,890            308
            Other assets                                             413            109
            ----------------------------------------------------------------------------
                                                                  10,914          6,396
            Less: Accumulated amortization                        (4,456)        (1,730)
            ----------------------------------------------------------------------------
                                                                   6,458          4,666
            Investment in preferred stock (net of reserve
               of $1,000 in 1999 and $0 in 1998)                   2,000          3,000
            Deferred tax asset                                     1,424             --
            Other                                                  1,030            704
            ----------------------------------------------------------------------------

                                                                 $10,912        $ 8,370
            ============================================================================

     The Company has provided a valuation allowance on certain of its investments in preferred stock to reflect current fair market values.

     Amortization of other assets charged against income amounted to $2,726, $754 and $358 for the years ended December 31, 1999, 1998 and 1997, respectively.

---------------------------------------------------------------------------
                                                                    Page 49

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

10.  NOTES PAYABLE

     On May 25, 1999, the Company entered into a Term and Revolving Credit Agreement with IBM Credit Corporation (the "IBM Agreement"). On May 26, 1999, the Company repaid the amount due on the previous revolving line of credit. The IBM Agreement, as amended on July 30, 1999 provides for the following: (1) a revolving credit line of up to $36,150, designated as follows: (i) a USA revolving credit line of up to $27,000, (ii) a Canadian revolving credit line of up to $6,150, and (iii) a United Kingdom revolving credit line of up to $3,000; (2) Term Loan A of up to $22,000; (3) Term Loan B of up to $25,000; (4) Term Loan C of up to $6,850 and (5) Term Loan D of up to $5,000.

     The IBM Agreement contains standard debt covenants relating to the financial position and performance as well as restrictions on the declarations and payment of dividends. As of December 31, 1999, the outstanding balance was $66,629 and the availability was $28,371. See Note 11 for long-term debt of the Company under the IBM Agreement.

     The weighted average interest rate was 6.9% and 8.8% for the years ended December 31, 1999 and 1998, respectively. The London
     Interbank Offered Rate and Toronto-Dominion Bank of Canada interest rates at December 31, 1999 were 5.58% and 6.5%, respectively.

                                                                    1999           1998
            Revolving credit line - IBM Credit Corporation,
            collateralized by all domestic assets of the
            Company, bearing interest at the 30 day London
            Interbank Offered Rate plus 1.75% to 1.9%, due
            in May 2002.                                         $21,400        $    --

            Revolving credit line - IBM Credit Corporation,
            collateralized by all Canadian assets of the
            Company, bearing interest at the base rate as
            announced by the Toronto-Dominion Bank of Canada
            plus .17% to .32%, due May 2002                        2,993             --

            Notes payable - bank, collateralized by business
            assets of certain subsidiaries.  Interest is
            payable monthly at rates varying from the London
            Interbank Offered Rate plus 1.5% to 3.5% in 1999,
            and prime plus 0.5% to 2.25% in 1998.  The credit
            lines are due through December 2000                      723          5,974

            Revolving credit line - bank, collateralized by
            all assets of the Company, bearing interest at the
            prime lending rate or the London Interbank Offered
            Rate, as elected by the Company, refinanced with
            IBM Credit in May 1999                                    --         17,193

            Notes payable - other, unsecured, due on demand           95             50
            ----------------------------------------------------------------------------

                                                                 $25,211        $23,217
            ============================================================================


---------------------------------------------------------------------------
                                                                    Page 50

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

11.  LONG-TERM DEBT

                                                                    1999           1998
                                                                 ----------------------
      Term Loan - IBM Credit Corporation, collateralized
      by all domestic assets of the Company bearing interest
      at the 30 day London Interbank Offered Rate plus 1.75%
      to 1.9%, payable in quarterly principal installments
      of $1,770 plus interest, due in May 2002                   $39,747        $    --

      Term Loan - IBM Credit Corporation, collateralized by
      all Canadian assets of the Company, bearing interest
      at the base rate as announced by the Toronto-Dominion
      Bank of Canada plus 0.17% to 0.32%, payable in
      quarterly principal installments of $113 plus interest,
      due May 2002                                                 2,489             --

      Notes payable - bank, collateralized by land, building
      and assets, payable in monthly installments of principal
      and interest totaling $25, bearing interest at rates
      between 8.15% and prime plus 1.5%, refinanced with IBM
      Credit Corporation in May 1999                                  --            805

      Note payable - bank, collateralized by subsidiary's
      business assets, payable in monthly principal payments
      of $62 plus interest at the prime rate plus 0.5%,
      refinanced with IBM Credit Corporation in May 1999              --          1,402

      Mortgage notes payable - bank, collateralized by
      buildings, payable in monthly installments of
      principal and interest totaling $2, bearing interest
      at prime plus 2.0% in 1999, due through April 2028             343            802

      Notes payable - finance companies and banks,
      collateralized by vehicles, payable in monthly principal
      installments of $1, bearing interest at rates ranging
      from 9.75% to 10.9% in 1999, due through December 2002          24            132

      Notes payable - bank, collateralized by business assets,
      payable in monthly installments of principal and interest
      totaling $2, bearing interest at rates ranging from 5.61%
      to prime plus 2% in 1999, due through June 2003                 54            118

      Capital lease obligations                                      698            737
      ----------------------------------------------------------------------------------
                                                                  43,355          3,996
      Less: Current maturities                                     8,038          1,158
      ----------------------------------------------------------------------------------
                                                                 $35,317        $ 2,838
      ==================================================================================

     The scheduled maturities of long-term debt at December 31, 1999 are as follows:


            YEAR                                                  AMOUNT
            -------------------------------------------------------------

            2000                                                 $ 8,038
            2001                                                   7,756
            2002                                                  26,117
            2003                                                     494
            2004                                                     472
            Thereafter                                               478
            -------------------------------------------------------------
                                                                 $43,355
            =============================================================

     Interest expense on the long and short-term notes payable
     (including notes payable in Note 10) amounted to $3,842, $1,653 and $978 for the years ended December 31, 1999, 1998 and 1997, respectively.

---------------------------------------------------------------------------
                                                                    Page 51

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


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

     NOTES PAYABLE

     The carrying amount approximates fair value because of the short-term nature of the notes and the current rates approximate market rates.

     LONG-TERM DEBT

     The carrying amount approximates fair value because either the stated interest rates fluctuate with current market rates or the interest rates approximate the current rates at which the Company could borrow funds on a similar note.

     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The carrying amount approximates fair value.


13.  INCOME TAXES

     The provision for income taxes, excluding the $89 of tax benefit related to the extraordinary loss in 1999, consists of:

                                                                  1999        1998        1997
                                                               --------------------------------
      Current:
            United States at statutory rates                   $ 5,033      $1,747      $1,570
            International                                         (198)        930         533
            Current taxes covered by net operating
               loss                                                 --          --         (88)
      -----------------------------------------------------------------------------------------
            Current income tax provision                         4,835       2,677       2,015
      -----------------------------------------------------------------------------------------
      Deferred:
            United States                                       (1,553)         94        (246)
            International                                         (122)       (183)         --
      -----------------------------------------------------------------------------------------
            Deferred income taxes provision (credit)            (1,675)        (89)       (246)
      -----------------------------------------------------------------------------------------

                                                               $ 3,160      $2,588      $1,769
      =========================================================================================


---------------------------------------------------------------------------
                                                                    Page 52


APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

     The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:


                                                                               1999        1998
       Deferred Tax Assets:
             Liabilities and reserves                                        $1,203     $   557
             Net operating loss carryforwards                                 1,975       3,892
       -----------------------------------------------------------------------------------------
             Gross deferred tax assets                                        3,178       4,449
             Valuation allowance                                                (15)     (2,994)
       -----------------------------------------------------------------------------------------
                                                                              3,163       1,455
       -----------------------------------------------------------------------------------------
       Deferred Tax Liabilities:
             Accounts receivable                                                118         719
             Notes receivable                                                   361         361
             Prepaid                                                            418          --
             Property and equipment                                             462          10
             Intangible assets                                                  380         365
       -----------------------------------------------------------------------------------------
                                                                              1,739       1,455
       -----------------------------------------------------------------------------------------

       Net Deferred Tax Asset                                                $1,424     $    --
       =========================================================================================

     The valuation allowance for deferred tax asset decreased by $2,979 in 1999 and $520 in 1998 due to management determining it was more likely than not the net operating loss carryforwards will be utilized in future periods.

     Approximate domestic and international income before provision for income taxes consists of:


                                                                   1999        1998        1997
                                                                 -------------------------------
       Domestic                                                  $9,599      $5,082      $3,132
       International                                               (452)      2,620       1,674
       ----------------------------------------------------------------------------------------

                                                                 $9,147      $7,702      $4,806
       ========================================================================================

     At December 31, 1999, the Company had aggregate net operating loss carryforwards of approximately $6,300 for income tax purposes which expire in various amounts through 2011. The net operating loss carryforwards were acquired in connection with various 1997 acquisitions and are limited as to use in any particular year based on Internal Revenue Code sections related to separate return year and change of ownership restrictions. Utilization of the Company's net operating loss carryforwards are estimated to be limited to approximately $371 per year. When realized, the tax benefit of the acquired net operating loss carryforwards will be recorded to income as there is no remaining goodwill or other long term assets associated with these acquisitions.


---------------------------------------------------------------------------
                                                                    Page 53

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


     The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

                                                                  1999        1998        1997
                                                                  -----------------------------
                                                                     %           %           %
                                                                  -----------------------------
         Statutory rate                                             34          34          34
         Non-deductible goodwill amortization                        6           5           5
         State income taxes, net of federal benefits                12           5           7
         International tax rates different from the
            the statutory US federal rate                           --          --          (3)
         Reduction of deferred tax asset valuation
            allowance                                              (16)         (6)         (5)
         Other                                                      (1)         (4)         (1)
         --------------------------------------------------------------------------------------

                                                                    35          34          37
         ======================================================================================


14.  EARNINGS PER SHARE

     A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                                                 1999        1998        1997
                                                               --------------------------------
      NUMERATOR:
         Net income                                            $ 5,432     $ 4,690     $ 2,340
         Preferred stock dividends                                  --         (44)        (72)
      -----------------------------------------------------------------------------------------

      Numerator for basic earnings per share -
         net income available to common
         stockholders                                            5,432       4,646       2,268

      Effect of dilutive securities:
         Preferred stock dividends                                  --          44          72
      -----------------------------------------------------------------------------------------

      Numerator for diluted earnings
         per share - net income available to
         common stockholders                                   $ 5,432     $ 4,690     $ 2,340
      =========================================================================================

      DENOMINATOR:
         Denominator for basic earnings per
            share - weighted-average shares outstanding         46,814      32,318      12,632
      -----------------------------------------------------------------------------------------

         Effect of dilutive securities:
            Redeemable preferred stock                              --          85         998
            Warrants                                               280         477         779
            Employee stock options                               2,992         266         451
            Contingent stock - acquisitions                         --       1,654         385
      -----------------------------------------------------------------------------------------
         Dilutive potential common shares                        3,272       2,482       2,613
      -----------------------------------------------------------------------------------------

      Denominator For Diluted Earnings
         Per Share - adjusted weighted-
         average shares and assumed
         conversions                                            50,086      34,800      15,245
      =========================================================================================

      BASIC EARNINGS PER SHARE                                 $   .12     $   .14     $   .18
      =========================================================================================

      DILUTED EARNINGS PER SHARE                               $   .11     $   .13     $   .15
      =========================================================================================


---------------------------------------------------------------------------
                                                                    Page 54

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

15.  COMMITMENTS AND CONTINGENCIES

     Rentals of space, vehicles, and office equipment under operating leases amounted to approximately $5.2 million, $3.9 million and $2.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company has entered into employment contracts with key officers and employees of the Company. The agreements are for periods of one to ten years through June 2009. Some of the employment contracts also call for bonus arrangements based on earnings of a particular subsidiary.

     The approximate minimum payments required under operating leases and employment contracts that have initial or remaining terms in excess of one year at December 31, 1999 are:


                                               MINIMUM     EMPLOYMENT
         YEAR                          RENTAL PAYMENTS      CONTRACTS
         -------------------------------------------------------------
         2000                                  $ 4,085        $ 7,500
         2001                                    3,467          6,500
         2002                                    3,032          5,200
         2003                                    2,063          3,100
         2004                                    1,493          1,000
         Thereafter                              1,659            600
         -------------------------------------------------------------

                                               $15,799        $23,900
         =============================================================

     The employment agreements with three of the executive officers include "change of control" provisions, under which the employees may terminate their employment within one year after a change of control, and be entitled to receive specified severance payments and/or continued compensation payments for sixty months. The employment agreements also provide that these executive officers are entitled to supplemental compensation payments for sixty months upon termination of employment, even if there is no change in control, unless their employment is terminated due to a material breach of the terms of the employment agreement. Also, the agreements for two officers provide for certain "triggering events" which include a change in control. Upon the occurrence of a triggering event, the Company will pay, in cash and/or in stock, $12.1 million and $3.5 million, respectively, to these two officers, in addition to certain other compensation. Finally, the employment agreements provide for a gross up for excise taxes which are payable by these executive officers if any payments upon a change of control are subject to such taxes as excess parachute payments.


16.  PROFIT SHARING PLAN

     The Company has a 401(k) Plan for the benefit of eligible United States employees. The Company has made no contributions to the 401(k) Plan.

     The Company's International subsidiaries operate certain defined contribution pension plans. The Company's expense relating to the plans approximated $286 and $304 for the years ended December 31, 1999 and 1998.


---------------------------------------------------------------------------
                                                                    Page 55

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

17.  REDEEMABLE PREFERRED SHARES

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

     In October 1996, the Company issued one hundred thousand 8% redeemable preferred shares at $100 per share as partial consideration for the 100% purchase of ATI Communications. For purposes of redemption of the preferred shares, each share of ACT Communications, Inc.'s common stock was valued at $10,000. During 1997, the one hundred thousand shares of preferred stock were redeemed for 1.4 million shares of the Company's common stock.

18.  STOCKHOLDERS' EQUITY

     PREFERRED SHARES

     The Company has authorized 5 million shares of preferred stock, $10.00 par value, to be issued from time to time on such terms as is specified by the Board of Directors.

     In May 1998, in connection with the Company's acquisition of Commstar Limited, an Ontario corporation ("Commstar"), the Board of Directors authorized the issuance of one share of the Company's Preferred Stock ($10.00 par value) designated as the Company's Special Voting Preferred Stock (the "Special Preferred Share"). The Special Preferred Share is entitled to a number of votes equal to the number of outstanding shares of Commstar not owned by the Company that can be exchanged for the Company's common shares.
     The holder of the Special Preferred Share is not entitled to receive any dividends or participate in any distribution of assets to the stockholders of the Company. When all of Commstar's exchangeable shares have been exchanged or redeemed for shares of the Company's Common Stock, the Special Preferred Share will be cancelled. The Company has the right to call the outstanding exchangeable shares with the occurrence of various events including liquidation of Commstar and at the five-year anniversary date of the acquisition. The Company initially reserved 3.4 million shares of its Common Stock to be exchanged for exchangeable shares held by the Commstar selling shareholders, 1.4 million of which have been exchanged into shares of Common Stock and 2.0 million are reserved at December 31, 1998. On July 30, 1998, Commstar acquired certain assets from Western Inbound Network, Inc., an Ontario corporation, in consideration for 0.4 million exchangeable shares. The Special Preferred Share was returned to the Company due to the divestiture of TigerTel in 1999.

     In June 1998, in connection with the Company's acquisition of Ground Effects Limited, an Ontario corporation ("Ground Effects"), the Board of Directors authorized the issuance of one share of the Company's Preferred Stock ($10.00 par value) designated as the Company's Class B Voting Preferred Stock (the "Class B Special Preferred Share"). The Class B Special Preferred Share is entitled to a number of votes equal to the number of outstanding shares of Ground Effects not owned by the Company that can be exchanged for the Company's common shares. The holder of the Class B Special Preferred Share is not entitled to receive any dividends or participate in any distribution of assets to the stockholders of the Company. When all exchangeable shares of Ground Effects have been exchanged or redeemed for shares of the Company's Common Stock, the Special Preferred Share will be cancelled. The Company has the right to call the outstanding exchangeable shares with the occurrence of various events including liquidation of Ground Effects and at the five-year anniversary date of the acquisition. The Company has reserved 1.1 million shares of its Common Stock to be exchanged for exchangeable shares held by Ground Effects selling shareholders,
     1.0 million and 0.2 million of which have been exchanged into shares of common stock and 0.1 million and 0.9 million are reserved as of December 31, 1999 and 1998, respectively.


---------------------------------------------------------------------------
                                                                    Page 56

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

     Since the Preferred Shares provide votes for the equivalent number of common shares that may be exchanged and the common shares may be exchanged at any time at the holders' option, for purposes of computing basic and diluted earnings per share (Note 14), the reserved common shares are considered to be outstanding for all periods that the Preferred Shares are issued.

     WARRANTS

     The Company has issued warrants convertible into shares of common stock for consideration, as follows (in thousands, except exercise price):

      CLASS OF                                         EXERCISE                    EXERCISABLE
      WARRANTS         AUTHORIZED   ISSUED EXERCISED      PRICE     DATE OF ISSUE       PERIOD
      -----------------------------------------------------------------------------------------
      Class K                 250      250        --       5.31    September 1996      5 years
      Class L                 125      125       123       3.00      October 1996      5 years
      Class N                 800      800       750       3.00       August 1997      5 years
      Class P                 520      520       275       3.00    September 1997      5 years
      Class R                 125      125        63       3.00      October 1997      5 years
      Class S                 600      600       223       2.00        April 1998      5 years
      Class U                 250      250        --       8.38     November 1998      5 years
                       ------------------------------
                            2,670    2,670     1,434
                       ==============================


---------------------------------------------------------------------------
                                                                    Page 57

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

     STOCK OPTION PLAN

     During 1996, the Company adopted a non-qualified stock option plan (the Option Plan). During 1999, the Company adopted a non-qualified Flexible Stock Plan (the Flexible Plan). The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Option Plan and the Flexible Plan. Under both Plans, options are granted at an exercise price equal to fair value on the date of grant. Accordingly, no compensation cost has been recognized under either Plan. Had compensation cost for either Plan been determined based on the fair value at the grant dates for awards under either Plan, consistent with the alternative method set forth under FAS 123, Accounting for Stock-Based Compensation, the Company's net income applicable to common stockholders and earnings per common and common equivalent share would have been reduced. The pro forma amounts are indicated below:

                                                     1999        1998        1997
                                                   -------------------------------
      NET INCOME AVAILABLE TO COMMON
         STOCKHOLDERS
            As reported                            $5,432      $4,646      $2,268
            Pro forma                              $2,538      $2,408      $1,614

      EARNINGS PER COMMON SHARE - BASIC
            As reported                            $  .12      $  .14      $  .18
            Pro forma                              $  .05      $  .07      $  .13

      EARNINGS PER COMMON SHARE - DILUTED
            As reported                            $  .11      $  .13      $  .15
            Pro forma                              $  .05      $  .07      $  .11

     Under the Option Plan, options for ten million common shares were authorized for issuance to certain officers and employees of the Company at December 31, 1999, 1998, and 1997 respectively, of which 9.4 million had been issued through December 31, 1999. The options may not be exercised until one to three years after the options have been granted, and are exercisable for a period of five years.

     Under the Flexible Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights (SAR's) or Performance Shares may be granted to certain officers and employees of the Company is five million at December 31, 1999, of which 4.6 million options have been issued through December 31, 1999. The options may not be exercised until one to three years after the options have been granted, and are exercisable over a period of five years.

---------------------------------------------------------------------------
                                                                    Page 58

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997: dividend yield of 0% for the three years; expected volatility of 43.41%, 43.69%, and 44.03%; risk-free interest rate of 6.36%, 8.5%, and 8.5%; and expected lives of five years for the three years. The weighted-average fair value of options granted was $1.17, $1.27, and $1.58 for the years ended December 31, 1999, 1998, and 1997, respectively. A summary of stock option activity for 1999, 1998 and 1997 is as follows:

                                                  1999               1998               1997
                                          -----------------   -----------------   ------------------
                                                  WEIGHTED-           Weighted-           Weighted-
                                                    AVERAGE             Average             Average
                                                   EXERCISE            Exercise            Exercise
                                          SHARES      PRICE   Shares      Price   Shares      Price
                                          ----------------------------------------------------------
      Outstanding on January 1             9,105      $3.55    3,835     $ 4.39    2,180     $ 4.40
      Granted                              4,968       2.07    5,367       2.80    2,487       4.62
      Exercised                           (1,000)      2.53       --         --     (650)      4.25
      Forfeited                             (901)      3.26      (97)      4.79     (182)      4.23
      ----------------------------------------------------------------------------------------------
      Outstanding on December 31          12,172       3.01    9,105       3.55    3,835       4.39
      ----------------------------------------------------------------------------------------------

      Exercisable on December 31           6,663       3.56    2,885       4.48      705       4.44
      ----------------------------------------------------------------------------------------------

      Shares available on December 31
         for options that may be
         granted                           1,178                 450               1,145
      ----------------------------------------------------------------------------------------------

     The following table summarizes information about stock options at December 31, 1999:

                                      OUTSTANDING STOCK OPTIONS         EXERCISABLE STOCK OPTIONS
                                   --------------------------------     -------------------------
                                             WEIGHTED-
                                               AVERAGE    WEIGHTED-                 WEIGHTED-
                                             REMAINING      AVERAGE                   AVERAGE
         RANGE OF                          CONTRACTUAL     EXERCISE                  EXERCISE
      EXERCISE PRICES              SHARES         LIFE        PRICE         SHARES      PRICE
      ----------------------------------------------------------------------------------------
      $0.01 to $1.00                   25         5.00        $0.61             --      $  --
      $2.00 to $3.00                6,671         5.37         2.17          1,811       2.17
      $3.01 to $4.00                3,200         4.31         3.53          2,727       3.50
      $4.01 to $5.00                1,471         3.40         4.40          1,336       4.39
      $5.01 to $6.00                  805         3.99         5.52            789       5.53
                                   ------                     -----          -----------------
      $0.01 to $6.00               12,172                     $3.01          6,663      $3.56
                                   ======                     =====          =================

     QUALIFIED EMPLOYEE STOCK PURCHASE PLAN

     During 1999, the Company adopted a qualified Employee Stock Purchase Plan (the Stock Purchase Plan). Under the Stock Purchase Plan, options are granted at an exercise price of the lesser of 85% of the fair market value on the date of grant or 85% of the fair market value on the exercise date. Under the Stock Purchase Plan, options for 1.5 million common shares were authorized for issuance to substantially all full-time employees of the Company, of which none have been issued and exercised through December 31, 1999. Each participant's options to purchase shares will be automatically exercised for the participant on the exercise dates determined by the Board of Directors.

---------------------------------------------------------------------------
                                                                    Page 59

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

19.  LEGAL PROCEEDINGS

     The Company is party to various legal proceedings. In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position or overall trends in results of the Company. The estimate of potential impact on the Company's financial position, overall results of operations or cash flows for the above legal proceedings could change in the future.

20.  SUPPLEMENTAL CASH FLOW INFORMATION

     The changes in operating assets and liabilities are as follows:

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                ---------------------------------
                                                    1999        1998        1997
                                                ---------------------------------
      Increase in accounts receivable
         and unbilled receivables               $(19,835)   $ (1,922)    $(3,992)
      Increase in inventories                    (15,624)     (4,148)       (657)
      Increase in prepaid expenses                (3,452)       (422)       (676)
      Increase in deferred tax asset              (1,344)        (89)       (121)
      Increase (decrease) in accounts payable
         and accrued expenses                     27,772      (4,771)     (1,103)
      ---------------------------------------------------------------------------

                                                $(12,483)   $(11,352)    $(6,549)
      ===========================================================================


     In the years ended December 31, 1999, 1998 and 1997, the Company had the following noncash investing and financing activities:

                                                     1999        1998        1997
                                                  --------------------------------
      Assets acquired for common stock            $19,027     $25,408     $13,485
      Due from buyer of divested subsidiary
         (Note 2)                                  31,302          --          --
      Due to shareholders of acquired
         subsidiary (Note 2)                       15,000          --          --
      Tax benefit from stock options                1,825          --         454
      Assets acquired for long-term debt and
         capital leases                               662       2,635         614
      Sale of assets for preferred stock               --       3,000          --
      Payment of debt in exchange for common
         stock                                         --          --         521
      Other                                            --         132          --

---------------------------------------------------------------------------
                                                                    Page 60

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

21.  SEGMENT INFORMATION

     In 1998, the Company adopted FAS No. 131. Prior years information has been restated to present the Company's reportable segments. The Company is organized into six operating segments, whose principal products and services are as follows:

       =====================================================================================

         OPERATING SEGMENT                PRINCIPAL PRODUCTS AND SERVICES

       -------------------------------------------------------------------------------------
         Telecommunications            *  Telephone services and systems
                                       *  Computer telephony integration
                                       *  Interactive voice response
                                       *  Call centers
                                       *  Voice messaging
       -------------------------------------------------------------------------------------
         Network                       *  Computer systems
                                       *  e-Business infrastructure design and deployment
                                       *  Local and wide area networks
                                       *  Application servers
       -------------------------------------------------------------------------------------
         Internet                      *  Electronic commerce
                                       *  ERP solutions
                                       *  Intranet
                                       *  Extranet
                                       *  Wide area networks
       -------------------------------------------------------------------------------------
         Applications                  *  Global positioning systems
                                       *  Field automation
                                       *  Asset management
                                       *  Satellite communication technology
                                       *  Corporate enterprise access
                                       *  Decision support
                                       *  Voice/data technology
       -------------------------------------------------------------------------------------
         Intellesale.com               *  Sales of new and refurbished computer equipment
                                       *  Peripherals
                                       *  Components
                                       *  Business continuity services
                                       *  Consulting
                                       *  Systems integration
                                       *  Transportation
       -------------------------------------------------------------------------------------
         Non-Core                      *  Electrical components
                                       *  Control panels
                                       *  Design engineering
                                       *  Manufacturing engineering
                                       *  Automation systems
                                       *  Vacuum pumps
                                       *  Communications towers

       =====================================================================================

---------------------------------------------------------------------------
                                                                    Page 61

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

     The "Eliminations" category includes all amounts recognized upon consolidation of the Company's subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities and goodwill amortization expense. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices; segment data includes an allocated charge for the corporate headquarters costs. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. The Company evaluates performance based on stand alone segment operating income.

                                                                       1999 (IN THOUSANDS)
                                  ---------------------------------------------------------------------------------------------
                                     TELE-
                                  COMMUNI-                        APPLI-  INTELLE-            CORPORATE    ELIMINI-   CONSOLI-
                                   CATIONS   NETWORK  INTERNET   CATIONS  SALE.COM   NON-CORE  OVERHEAD     NATIONS      DATED
                                  ---------------------------------------------------------------------------------------------
Net revenue from external
 customers                         $59,225   $27,190    $6,607   $35,780  $142,987    $64,689  $    263   $      --   $336,741
Intersegment net revenue                --        --        --        --     8,000         --        --      (8,000)        --
-------------------------------------------------------------------------------------------------------------------------------

Total revenue                       59,225    27,190     6,607    35,780   150,987     64,689       263      (8,000)   336,741
===============================================================================================================================

Depreciation and amortization        1,547       132        69     2,366       529      1,153       980       2,911      9,687
Interest income                        144        31        --        11       154         40     2,957      (2,721)       616
Interest expense                       622       126        43       461     1,684        438     3,189      (2,721)     3,842
Income before provision for
income taxes, minority interest
and extraordinary loss                 436     1,456       603    (1,475)    5,191       (438)    5,833      (2,459)     9,147

Segment assets                      10,237     6,686     2,900    22,475    61,508     24,054    47,863      53,253    228,976
Expenditures for property and
equipment                            2,177       179       371       533     1,459      1,789       516          --      7,024

                                                                       1998 (IN THOUSANDS)
                                  ---------------------------------------------------------------------------------------------
                                     TELE-
                                  COMMUNI-                        APPLI-  INTELLE-            CORPORATE    ELIMINI-   CONSOLI-
                                   CATIONS   NETWORK  INTERNET   CATIONS  SALE.COM   NON-CORE  OVERHEAD     NATIONS      DATED
                                  ---------------------------------------------------------------------------------------------
Net revenue from external
 customers                         $33,270   $21,282    $   --   $19,859  $ 60,877    $71,793  $     --   $      --   $207,081
Intersegment net revenue                --        --        --        --     1,949         --        --      (1,949)        --
-------------------------------------------------------------------------------------------------------------------------------

Total revenue                       33,270    21,282        --    19,859    62,826     71,793        --      (1,949)   207,081
===============================================================================================================================

Depreciation and amortization          677        39        --     1,241       251        935       137       1,221      4,501
Interest income                        129        14        --        47        45         83       686        (584)       420
Interest expense                       531       144        --       192       340        559       471        (584)     1,653
Income before provision for
income taxes, minority interest
and extraordinary loss                 723     1,433        --     1,279     4,214      4,434    (3,161)     (1,220)     7,702

Segment assets                      21,989     5,528        --    22,849    13,595     29,274   147,518    (116,637)   124,116
Expenditures for property
and equipment                          231        46        --        73       138        788       674          --      1,950


---------------------------------------------------------------------------
                                                                    Page 62



APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


                                                                       1997 (IN THOUSANDS)
                                  ---------------------------------------------------------------------------------------------
                                     TELE-
                                  COMMUNI-                        APPLI-  INTELLE-            CORPORATE    ELIMINI-   CONSOLI-
                                   CATIONS   NETWORK  INTERNET   CATIONS  SALE.COM   NON-CORE  OVERHEAD     NATIONS      DATED
                                  ---------------------------------------------------------------------------------------------
Net revenue from external
 customers                         $32,208       $--       $--   $ 9,574   $39,445    $21,932    $   --   $     --    $103,159
Intersegment net revenue                --        --        --        --     2,127         --        --     (2,127)         --
-------------------------------------------------------------------------------------------------------------------------------

Total revenue                       32,208        --        --     9,574    41,572     21,932        --     (2,127)    103,159
===============================================================================================================================

Depreciation and amortization          300        --        --       459       108        277        17        713       1,874
Interest income                         62        --        --        26         1          7       130        (34)        192
Interest expense                       491        --        --       103       152        256         9        (33)        978
Income before provision for
income taxes, minority interest
and extraordinary loss               1,048        --        --     2,082     2,205        725      (544)      (710)      4,806

Segment assets                      12,559        --        --    77,886     8,736     12,667     3,523    (54,089)     61,282
Expenditures for property and
equipment                              118        --        --       141       364        278        15         --         916

     Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Information concerning principal geographic areas as of and for the years ended December 31, was as follows (in thousands):

                                                                              UNITED
                                   UNITED STATES            CANADA           KINGDOM      CONSOLIDATED
                                   --------------------------------------------------------------------

         1999
         Net revenue                    $263,074           $55,296           $18,371          $336,741
         Total assets                    205,883            11,825            11,268           228,976
         ----------------------------------------------------------------------------------------------

         1998
         Net revenue                    $172,369           $22,017           $12,695          $207,081
         Total assets                     91,458            18,137            14,521           124,116
         ----------------------------------------------------------------------------------------------

         1997
         Net revenue                    $ 96,796           $ 1,381           $ 4,982          $103,159
         Total assets                     56,177             1,254             3,851            61,282
         ----------------------------------------------------------------------------------------------


---------------------------------------------------------------------------
                                                                    Page 63

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

22.  RELATED PARTY TRANSACTIONS

     In connection with the acquisitions which took place in 1998 and 1997, the Company paid a related party, $0.6 million and $0.5 million, respectively, for investment banking services. These payments were included in the total cost of assets purchased and are being amortized over the life of the related assets.

     In 1998, the Company sold its investment in a subsidiary company to a related party for two thousand shares of preferred stock.

23.  PRO FORMA INFORMATION (UNAUDITED)

     The following pro forma consolidated information of the Company for the years ended December 31, 1999 and 1998 gives effect to the acquisitions, disclosed in Note 2, as if they were effective at January 1, 1998. The statement gives effect to the acquisitions under the purchase method of accounting.

     The pro forma information may not be indicative of the results that would have actually occurred if the acquisitions had been effective on the dates indicated or of the results that may be obtained in the future. The pro forma information should be read in conjunction with the consolidated financial statements and notes thereto of the Company.

                                                                                      PRO FORMA
                                                                                    (IN THOUSANDS)
                                                                                     DECEMBER 31,
                                                                            ---------------------------
                                                                                1999              1998
                                                                            ---------------------------
            Net operating revenue                                           $390,418          $323,891

            Net income                                                         5,989             6,677

            Net income available to common stockholders                        5,989             6,615

            Earnings per common share - basic                                    .13               .19

            Earnings per common share - diluted                                  .12               .18


---------------------------------------------------------------------------
                                                                    Page 64

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


24.  SUMMARIZED QUARTERLY DATA (UNAUDITED)

                                                      FIRST         SECOND          THIRD         FOURTH           FULL
                                                    QUARTER        QUARTER        QUARTER        QUARTER           YEAR
                                                    --------------------------------------------------------------------
     1999
     NET OPERATING REVENUE                          $51,573        $72,955       $107,262       $104,951       $336,741
     GROSS PROFIT                                    18,397         26,283         28,666         21,605         94,951
     NET INCOME (LOSS) AVAILABLE TO
       COMMON STOCKHOLDERS <F1>                      (1,645)           341            447          6,289          5,432
     BASIC NET INCOME (LOSS) PER SHARE <F2>           (0.04)          0.01           0.01           0.13           0.12
     DILUTED NET INCOME (LOSS) PER SHARE <F2>         (0.04)          0.01           0.01           0.12           0.11
     -------------------------------------------------------------------------------------------------------------------

     1998
     Net operating revenue                          $38,784        $53,680       $ 59,044       $ 55,573       $207,081
     Gross profit                                    10,486         17,608         18,949         17,145         64,188
     Net income available to common
       stockholders                                     597          2,351          1,654             44          4,646
     Basic net income per share <F2>                   0.03           0.07           0.05             --           0.14
     Diluted net income per share <F2>                 0.02           0.07           0.05             --           0.13
     -------------------------------------------------------------------------------------------------------------------

     1997
     Net operating revenue                          $18,127        $24,743       $ 29,195       $ 31,094       $103,159
     Gross profit                                     6,048          8,309         10,369          9,025         33,751
     Net income available to common
       stockholders                                     279            519          1,174            296          2,268
     Basic net income per share <F2>                   0.05           0.07           0.09           0.02           0.18
     Diluted net income per share <F2>                 0.04           0.06           0.08           0.01           0.15
     -------------------------------------------------------------------------------------------------------------------

     <F1> First quarter net loss includes one time restructuring and unusual costs of $2,550.

     <F2> Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.


---------------------------------------------------------------------------
                                                                    Page 65

                                            FINANCIAL STATEMENT SCHEDULE

                                   Schedule of Valuation and Qualifying Accounts


VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)

                                                                            Additions
                                                                      ----------------------
                                                          Balance at  Charged to   Valuation              Balance at
                                                           beginning    cost and    accounts                  end of
     Description                                           of period    expenses    acquired  Deductions      period
     ----------------------------------------------------------------------------------------------------------------
     Valuation reserve deducted in the balance
       sheet from the asset to which it applies:
         Accounts receivable:
           1999 Allowance for doubtful accounts               $  990      $  718      $  480        $490      $1,698
           1998 Allowance for doubtful accounts                  675       1,031         262         978         990
           1997 Allowance for doubtful accounts                  101         328         270          24         675

         Inventory:
           1999 Allowance for excess and obsolescence          1,375         220          --         598         997
           1998 Allowance for excess and obsolescence            896         468          11          --       1,375
           1997 Allowance for excess and obsolescence             --          --       1,108         212         896

         Investment in preferred stock:
           1999 Valuation reserve                                 --       1,000          --          --       1,000
           1998 Valuation reserve                                 --          --          --          --          --
           1997 Valuation reserve                                 --          --          --          --          --

         Reserves not deducted from assets:
           1999 Warranty reserve                                  --          --         250          --         250
           1998 Warranty reserve                                  --          --          --          --          --
           1997 Warranty reserve                                  --          --          --          --          --

---------------------------------------------------------------------------
                                                                    Page 66

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Palm Beach, State of Florida, on March 29, 2000.

                                  APPLIED DIGITAL SOLUTIONS INC

                                  By:              /S/ DAVID A. LOPPERT
                                      ------------------------------------------
                                               David A. Loppert, Vice President,
                                                    Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                            Title                             Date
         ---------                                            -----                             ----
                                                   Chairman of the Board of
                                                     Directors, Chief Executive
                                                     Officer and Secretary (Principal
            /S/ RICHARD J. SULLIVAN                  (Principal Executive Officer)           March 29, 2000
------------------------------------------------
             (Richard J. Sullivan)

            /S/ GARRETT A. SULLIVAN                President and Director (Principal
------------------------------------------------     (Principal Operating Officer)
             (Garrett A. Sullivan)                                                           March 29, 2000


                                                   Vice President, Treasurer and
                                                     Chief Financial Officer
              /S/ DAVID A. LOPPERT                   (Principal Accounting Officer)          March 29, 2000
------------------------------------------------
               (David A. Loppert)

                                                   Director                                  March 29, 2000
            /S/ RICHARD S. FRIEDLAND
------------------------------------------------
             (Richard S. Friedland)

              /S/ DANIEL E. PENNI                  Director                                  March 29, 2000
------------------------------------------------
               (Daniel E. Penni)

             /S/ ARTHUR F. NOTERMAN                Director                                  March 29, 2000
------------------------------------------------
              (Arthur F. Noterman)

             /S/ ANGELA M. SULLIVAN                Director                                  March 29, 2000
------------------------------------------------
              (Angela M. Sullivan)

            /S/ CONSTANCE K. WEAVER                Director                                  March 29, 2000
------------------------------------------------
             (Constance K. Weaver)


LIST OF EXHIBITS
(Item 14 (c))

Exhibit
Number                           Description
-------                          -----------

4.1 Second Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Form S-3 File No. 333-64605) filed with the Commission on June 23, 1999)

4.2       Amended and Restated Bylaws of the Company dated March 31,
          1998 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-51067) filed with the Commission on April 27, 1998)

10.1<F*> 1996 Non-Qualified Stock Option Plan of Applied Cellular Technology, Inc., as amended through June 13, 1998
          (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the Commission on December 2, 1999 (Commission File Number 333-91999))

10.2<F*>  Applied Digital Solutions, Inc. 1999 Employees Stock
          Purchase Plan, as amended through September 23, 1999
          (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-88421) filed with the Commission on October 4, 1999)

10.3<F*> Applied Digital Solutions, Inc. 1999 Flexible Stock Plan (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-92327) filed with the Commission on December 8, 1999)

10.4      Credit Agreement between Applied Digital Solutions, Inc. and
          State Street Bank and Trust Company dated as of August 25, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 16, 1998 (Commission File Number 000-26020))

10.5 First Amendment to Credit Agreement between Applied Digital Solutions, Inc. and State Street Bank and Trust Company dated as of February 4, 1999 (incorporated by reference to Exhibit 10.3 the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1999 (Commission File Number 000-26020))

10.6 Amended and Restated Term and Revolving Credit Agreement, dated July 30, 1999, between the Company and IBM Credit
          Corporation (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 16, 1999 (Commission File Number 000-26020))

10.7      Amendment No. 1 to the Amended and Restated Term and
          Revolving Credit Agreement dated as of September 29, 1999 among the the Company, and certain of its affiliates, and IBM Credit Corporation, and certain of its affiliates
          (incorporated herein by reference to Exhibit 16 to the Company's Current Report on Form 8-K/A filed with the
          Commission on October 5, 1999 (Commission File Number 000-26020)

10.8<F*> Richard J. Sullivan Employment Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1999 (Commission File Number 000-26020))

10.9<F*> Garrett A. Sullivan Employment Agreement (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1999 (Commission File Number 000-26020))

10.10<F*> David A. Loppert Employment Agreement (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1999 (Commission File Number 000-26020))

16.1 Letter from Rubin, Brown, Gornstein & Co., LLP ("RBG") concurring with the statements made by the Company in the Form 8-K report concerning RBG's resignations as the Company's principal accountant (incorporated herein by reference to Exhibit 16 to the Company's Current Report on Form 8-K filed with the Commission on November 4, 1998 (Commission File Number 000-26020)

21.1      List of Subsidiaries of Applied Digital Solutions, Inc.

23.1      Consent of PricewaterhouseCoopers LLP

23.2      Consent of Rubin, Brown, Gornstein & Co., LLP

27.1      Financial Data Schedule

[FN]
--------
<F*> Management contract or compensatory plan.