Form 10-Q
period 2000-03-31
APPLIED DIGITAL SOLUTIONS INC
filed 2000-05-15
CIK 924642

As Filed with the Securities and Exchange Commission on May 15, 2000
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------
                                    FORM 10-Q

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934.
                  For the Quarterly Period Ended March 31, 2000

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

         The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 10, 2000:

                  Class                            Number of Shares
        Common Stock; $.001 Par Value                  50,405,739

                         APPLIED DIGITAL SOLUTIONS, INC.

                                TABLE OF CONTENTS

Item                               Description                              Page

                         PART I - FINANCIAL INFORMATION


 1.   Financial Statements
      Consolidated Balance Sheets -
         March 31, 2000 (unaudited) and December 31, 1999                     3
      Consolidated Statements of Operations -
          Three Months ended March 31, 2000 and 1999 (unaudited)              4
      Consolidated Statement of Stockholders' Equity -
          Three Months ended March 31, 2000 (unaudited)                       5
      Consolidated Statements of Cash Flows -
          Three Months ended March 31, 2000 and 1999 (unaudited)              6
      Notes to Consolidated Financial Statements (unaudited)                  7
 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          15
 3.   Quantitative and Qualitative Disclosures About Market Risk             35

                           PART II - OTHER INFORMATION

 1.   Legal Proceedings                                                      35
 2.   Changes In Securities                                                  35
 3.   Defaults Upon Senior Securities                                        35
 4.   Submission of Matters to a Vote of Security Holders                    35
 5.   Other Information                                                      37
 6.   Exhibits and Reports on Form 8-K                                       37


SIGNATURE                                                                    38
EXHIBITS                                                                     39

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                     Assets

                                                                      March 31,
                                                                        2000             December 31,
                                                                     (Unaudited)             1999
                                                                     -----------        ------------

Current Assets
   Cash and cash equivalents                                           $   5,863          $   5,138
   Due from buyer of divested subsidiary                                      --             31,302
   Accounts receivable and unbilled receivables (net of allowance
      for doubtful accounts of $1,568 in 2000 and $1,698 in 1999)         47,647             52,170
   Inventories                                                            46,311             40,448
   Notes receivable                                                        3,988              3,822
   Prepaid expenses and other current assets                               8,976              6,001
                                                                       ---------         ----------
         Total Current Assets                                            112,785            138,881

Property and Equipment, net                                               16,188             13,886

Notes Receivable                                                           3,396              3,297

Goodwill, net                                                             65,696             62,000

Other Assets                                                              11,016             10,912
                                                                       ---------          ---------
                                                                       $ 209,081          $ 228,976
                                                                       =========          =========


                      Liabilities And Stockholders' Equity
Current Liabilities
   Notes payable                                                       $  10,952          $  25,211
   Current maturities of long-term debt                                    8,740              8,038
   Due to shareholders of acquired subsidiary                             10,000             15,000
   Accounts payable                                                       26,586             29,499
   Accrued expenses                                                       11,489             17,672
   Other current liabilities                                               4,695              2,745
                                                                       ---------          ---------
         Total Current Liabilities                                        72,462             98,165
Long-Term Debt                                                            36,999             35,317
                                                                       ---------          ---------
         Total Liabilities                                               109,461            133,482
                                                                       ---------          ---------
Commitments And Contingencies                                               --                  --
                                                                       ---------          ---------
Minority Interest                                                          2,294              2,558
                                                                       ---------          ---------
Stockholders' Equity
   Preferred shares:
      Authorized 5,000 shares in 2000 and 1999 of $10 par value;
         special voting, issued and outstanding 1 share in 2000
         and 1999, Class B voting, issued and outstanding 1 share
         in 2000 and 1999                                                   --                 --
   Common shares:
      Authorized 80,000 shares in 2000 and 1999, of $.001 par
         value; 53,173 shares issued and 50,317 shares
         outstanding in 2000 and 51,116 shares issued and
         48,260 shares outstanding in 1999                                    50                 48
   Common and preferred additional paid-in capital                        93,404             87,470
   Retained earnings                                                      11,492             12,664
   Treasury stock (carried at cost, 2,856 shares)                         (7,310)            (7,310)
   Accumulated other comprehensive income (loss)                            (310)                64
                                                                       ---------          ---------
         Total Stockholders' Equity                                       97,326             92,936
                                                                       ---------          ---------
                                                                       $ 209,081          $ 228,976
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


                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          For The Three Months
                                                              Ended March 31,
                                                       ---------------------------
                                                          2000              1999
                                                       ---------------------------
Net operating revenue                                   $ 85,153        $  51,573
Cost of goods sold                                        63,910           33,176
                                                        --------        ---------
Gross profit                                              21,243           18,397

Selling, general and administrative expenses             (20,355)         (16,091)
Depreciation and amortization                             (2,090)          (1,421)
Restructuring and unusual costs                               --           (2,550)
Interest income                                              197              134
Interest expense                                          (1,118)            (445)
                                                        --------        ---------
Loss before benefit for income
   taxes and minority interest                            (2,123)          (1,976)

Benefit for income taxes                                     598              575
                                                        --------        ---------
Loss before minority interest                             (1,525)          (1,401)
Minority interest                                            353             (244)
                                                        --------        ---------
Net loss available to common stockholders               $ (1,172)       $  (1,645)
                                                        ========        =========
Net loss per common share - basic                       $   (.02)       $    (.04)
Net loss per common share - diluted                     $   (.02)       $    (.04)

Weighted average number of common
   shares outstanding - basic                             49,012           41,236
Weighted average number of common
   shares outstanding - diluted                           49,012           41,236


See the accompanying notes to consolidated financial statements.


                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For The Three Month Period Ended March 31, 2000
                                 (In thousands)
                                   (Unaudited)

                                                                                                         Accumulated
                                                                                                            Other
                                         Preferred Stock   Common Stock    Additional                   Comprehensive      Total
                                         ---------------   --------------- Paid-In    Retained Treasury     Income     Stockholders'
                                         Number    Amount  Number   Amount Capital    Earnings   Stock      (Loss)        Equity
                                         ------    ------  ------   ------ ---------- -------- -------- -------------- -------------

Balance - December 31, 1999                  --    $ --    48,260    $ 48  $ 87,470   $12,664  $(7,310)     $   64       $ 92,936

   Net loss                                  --      --        --      --        --    (1,172)      --          --
   Comprehensive loss -
      foreign currency translation           --      --        --      --        --        --       --        (374)
         Total comprehensive loss            --      --        --      --        --    (1,172)      --        (374)        (1,546)
   Issuance of common shares                 --      --     1,316       2     3,944        --       --          --          3,946
   Issuance of common shares for
      acquisition                            --      --       423      --     1,038        --       --          --          1,038
   Warrants redeemed for common shares       --      --       318      --       952        --       --          --            952
                                            ---    ----    ------    ----  --------   -------  -------      ------       --------

Balance - March 31, 2000                     --    $ --    50,317    $ 50  $ 93,404   $11,492  $(7,310)     $ (310)      $ 97,326
                                            ===    ====    ======    ====  ========   =======  =======      ======       ========


See the accompanying notes to consolidated financial statements.

                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               For The Three Months
                                                                                 Ended March 31,
                                                                         ------------------------------
                                                                             2000               1999
                                                                         ------------------------------
Cash flows from operating activities
   Net loss                                                              $  (1,172)         $ (1,645)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                       2,090             1,486
         Minority interest                                                    (353)              244
         Gain on sale of equipment                                             (10)               --
         Non-cash loss on restructuring                                         --               205
         Change in assets and liabilities:
            (Increase) decrease in accounts receivable                       4,523            (2,032)
            Increase in inventories                                         (5,863)           (1,190)
            Increase in prepaid expenses                                    (2,975)             (267)
            Decrease in deferred tax asset                                     206                --
            Increase (decrease)  in accounts payable and
               accrued expenses                                             (9,471)            3,617
                                                                           -------          --------
Net cash provided by (used in) operating activities                        (13,025)              418
                                                                           -------          --------
Cash flows from investing activities
   Decrease in due from buyer of divested subsidiary                        31,302                --
   (Increase) decrease in notes receivable                                    (265)              130
   Increase in other assets                                                   (585)             (257)
     Proceeds from sale of property and equipment                               32                20
   Payments for property and equipment                                      (3,046)             (757)
   Payments for costs of asset and business
      acquisitions (net of cash balances acquired)                          (6,636)           (2,411)
                                                                           -------          --------
Net cash provided by (used in) investing activities                         20,802            (3,275)
                                                                           -------          --------
Cash flows from financing activities
   Net amounts paid on notes payable                                       (14,259)           (2,935)
   Proceeds from long-term debt                                              4,566             2,331
   Payments on long-term debt                                               (2,367)             (289)
   Other financing costs                                                        --              (107)
   Issuance of common shares                                                 5,008                --
                                                                           -------          --------
Net cash used in financing activities                                       (7,052)           (1,000)
                                                                           -------          --------
Net increase (decrease) in cash and cash equivalents                           725            (3,857)

Cash and cash equivalents - beginning of period                              5,138             4,555
                                                                           -------          --------
Cash and cash equivalents - end of period                                $   5,863          $    698
                                                                         =========          ========


See the accompanying notes to consolidated financial statements.

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements of Applied Digital Solutions, Inc. (the "Company") as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made.

         The consolidated statement of operations for the three months ended March 31, 2000 is not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.

2.       Principles of Consolidation

         The financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.       Inventory

         Inventory at March 31, 2000 and December 31, 1999 consists of:

                                                 March 31,        December 31,
                                                   2000               1999
                                                 ----------       ------------
         Raw materials                             $ 4,081            $ 4,648
         Work in process                             1,479              1,195
         Finished goods                             41,382             35,602
                                                 ---------        ------------
                                                    46,942             41,445
         Allowance for excess and
         obsolescence                                 (631)              (997)
                                                 ==========       ============
                                                   $46,311            $40,448
                                                 ==========       ============
4.       Financing Agreements

         In August 1998, the Company entered into a $20 million line of credit with State Street Bank and Trust Company secured by all of our domestic assets at the prime lending rate or at the London Interbank Offered Rate, at our discretion. In February 1999, the amount of the credit available under the facility was increased to $23 million. On May 25, 1999, the Company entered into a Term and Revolving Credit Agreement with IBM Credit Corporation (the "IBM Agreement"). On May 26, 1999, the Company repaid the amount due to State Street Bank and Trust Company. On July 30, 1999 and January 27, 2000, the IBM Agreement was amended and restated. The IBM Agreement, as amended, provides for:

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)



         (a) a revolving credit line of up to $33.855 million, designated as follows: (i) a USA revolving credit line of up to $30 million, and (ii) a Canadian revolving credit line of up to $3.855 million,

         (b)      a term loan A of up $22 million,

         (c)      a term loan B of up to $36.405 million,

         (d)      a term loan C of up to $2.740 million.

         The revolving credit line may be used for general working capital requirements, capital expenditures and certain other permitted purposes and is repayable in full on May 25, 2002. The USA revolving credit line bears interest at the 30-day LIBOR rate plus 1.75% to 1.90% depending on the Company's leverage ratio; the Canadian revolving credit line bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 0.1707% to
 .3207%,  depending on the Company's  leverage  ratio.  As of March 31, 2000, the
LIBOR  rate  was  approximately   5.9%  and  approximately   $10.3  million  was
outstanding on the revolving credit line, which is included in notes payable.

         Term loan A, which was used to pay off State Street Bank and Trust Company, bears interest at the 30-day LIBOR rate plus 1.75% to 1.90%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of March 31, 2000, approximately $19.2 million was outstanding on this loan.

         Term loan B, which may be used for acquisitions, bears interest at the 30-day LIBOR rate plus 1.75% to 1.90%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of March 31, 2000, approximately $23.3 million was outstanding on this loan.

         Term loan C, which was used by our Canadian subsidiary to pay off their bank debt, bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 0.1707%, to 0.3207%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of March 31, 2000, Toronto-Dominion's rate was approximately 6.75% and approximately $2.4 million was outstanding on this loan.

         The agreement contains standard debt covenants relating to the financial position and performance as well as restrictions on the declarations and payment of dividends. As of March 31, 2000, the Company was in compliance with, or had received waivers for compliance with, all debt covenants.

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

Restructuring Charge

         As part of the Company's reorganization of its core business into four reportable business groups, the Company has implemented a restructuring plan. The restructuring plan includes the exiting of selected lines of business within the Company's Telephony and Applications business groups, and the associated write-off of assets. The restructuring charge of $2,236 included asset impairments, primarily software and other intangible assets, of $1,522, lease terminations of $541, and employee separations of $173. The total charge reduced net income by $1,588.

         The following table sets forth the rollforward of the liabilities for business restructuring from January 1, 1999 through March 31, 2000:

                          Balance,                                   Balance                     Balance
                         January 1,                               December 31,                  March 31,
Type of Cost                1999       Additions    Deductions        1999        Deductions      2000
--------------------     ----------    ---------    ----------    ------------    ----------    ---------
Asset impairment          $  --        $1,522       $1,522         $    --        $    --        $   --
Lease terminations           --           541          342             199            199            --
Employee separations         --           173          123              50             --            50
                          ======       ======       ======         =======        ========       =======
Total                     $  --        $2,236       $1,987         $   249        $   199        $   50
                          ======       ======       ======         =======        ========       =======


Unusual Items

         During the first quarter of 1999, as part of the Company's core business reorganization, the Company realigned certain operations within its telephony division and has recognized impairment charges and other related costs of $314. The total charge reduced net income by $223.

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)


6.       Loss Per Share

         The following is a reconciliation of the numerator and denominator of basic and diluted loss per share:

                                                      --------------------------
                                                          Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                          2000           1999
                                                      ---------       ----------
Numerator:
Net loss available to common stockholders             $  (1,172)      $  (1,645)
                                                      =========       ==========

Denominator:
Denominator for basic loss per share -
Weighted-average shares(1)                               49,012          41,236
                                                      =========       ==========
Denominator for diluted loss per share(2)                49,012          41,236
                                                      =========       ==========
Basic loss per share                                  $   (0.02)      $   (0.04)
                                                      =========       ==========
Diluted loss per share                                $   (0.02)      $   (0.04)
                                                      =========       ==========

(1) Includes, for the three month periods ended March 31, 2000 and 1999, 0.5 and 136 shares of common stock, respectively, reserved for issuance to the holders of ACT-GFX, Inc.'s exchangeable shares and for the three month period ended March 31, 1999, 1,257 shares of common stock reserved for issuance to the holders of TigerTel Services Limited's (formerly Commstar Ltd.) exchangeable shares.

(2) The weighted average shares listed below were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:

                                                      --------------------------
                                                          Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                          2000           1999
                                                      ---------       ----------
Employee stock options                                    5,004             380
Warrants                                                    534             293
Contingent stock - acquisitions                             117              --
                                                         ------          ------
                                                          5,655             673
                                                         ======          ======

7.       Segment Information

         The Company is organized into six operating segments. The "eliminations" category includes all amounts recognized upon consolidation of the Company's subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities and goodwill amortization expense. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999, except that intersegment

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)



sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices and segment data includes an allocated charge for the corporate headquarters costs. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. The Company evaluates performance based on stand-alone segment operating income. Certain prior period information has been reclassified for comparative purposes.

         Following is the selected segment data as of and for the three months ended March 31, 2000:

                         ---------------------------------------------------------------------------------------------------------

                         Telephony  Network   Internet   Applications Intellesale  Non-Core  Corporate  Eliminations  Consolidated
                                                                        .com                 Overhead
                         ---------------------------------------------------------------------------------------------------------
External revenue
                           $ 4,498  $7,245     $2,026     $ 8,933     $48,337      $14,016   $     98    $     --      $ 85,153
Intersegment
revenue                         --      --         --          --       2,500           --         --      (2,500)           --
                           -------  ------     ------     -------     -------      -------   --------     -------      --------
Total revenue                4,498   7,245      2,026       8,933      50,837       14,016         98      (2,500)       85,153
                           =======  ======     ======     =======     =======      =======   ========    ========      ========
Income (loss) before
benefit for income taxes
and minority interest         (462)    252          6         (28)        511        1,001     (2,603)       (800)       (2,123)
                           =======  ======     ======     =======     =======      =======   ========    ========      ========

Total assets                10,482   6,786      2,944      21,661      65,639       27,545    196,109    (122,085)      209,081
                           =======  ======     ======     =======     =======      =======   ========    ========      ========


         Following is the selected segment data as of and for the three months ended March 31, 1999:


                         ---------------------------------------------------------------------------------------------------------

                         Telephony  Network   Internet   Applications Intellesale  Non-Core  Corporate  Eliminations  Consolidated
                                                                        .com                 Overhead
                         ---------------------------------------------------------------------------------------------------------
External revenue
                           $ 9,012  $4,006     $ $997     $ 6,755     $15,574      $15,210   $     19    $   --        $ 51,573
Intersegment
revenue                        --      --         --          --        1,533          --         --       (1,533)        --
                           -------  ------     ------     -------     -------      -------   --------    --------      --------
Total revenue              $ 9,012   4,006        997       6,755      17,107       15,210         19      (1,533)       51,573
                           =======  ======     ======     =======     =======      =======   ========    ========      ========
Income (loss) before
benefit for income taxes
and minority interest          510     203        (49)       (380)      2,289          197     (4,359)       (387)       (1,976)
                           =======  ======     ======     =======     =======      =======   ========    ========      ========

Total assets                23,400   3,516      1,205      21,501      16,938       29,407    156,361    (120,264)      132,064
                           =======  ======     ======     =======     =======      =======   ========    ========      ========


                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

8.       Mergers and Acquisitions

         The following represents acquisitions which occurred in the first quarter of 2000 and in 1999:

                                                                                Common/Preferred
                                                                                    Shares
                                        Date of        Percent     Acquisition      Issued
                                      Acquisition     Acquired        Price                       Business Description
-----------------------------------  --------------  -----------   ------------ ----------------  ----------------------
First Quarter 2000 Acquisitions
-------------------------------
None

1999 Acquisitions
-----------------
Port Consulting, Inc.                  04/01/99         100%       $ 1,292          ---           Integrator of
                                                                                                  information technology
                                                                                                  application systems

Hornbuckle Engineering, Inc.           04/01/99         100%         4,626          555           Integrated voice and
                                                                                                  data solutions provider

Lynch Marks & Associates, Inc.         04/01/99         100%         2,526          773           Network integration
                                                                                                  company

STR, Inc.                              04/01/99         100%         6,800          932           Software solutions
                                                                                                  provider for retailers

Contour Telecom Management, Inc.       05/01/99          75%         5,627          ---           Provider of outsourced
   (Divested effective 12/31/99)                                                                  telecommunications
                                                                                                  management services

Bostek, Inc. & Affiliates              06/01/99         100%        26,966          ---           Seller of computer
                                                                                                  systems and peripherals


Earnout and Put Agreements


         All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements reflect the results of operations of each company from the date of acquisition. The costs of acquisitions include all payments according to the acquisition agreements plus costs for investment banking services, legal services and accounting services, that were direct costs of acquiring these assets. Goodwill resulting from these acquisitions is being amortized on a straight-line basis, over twenty years. Certain acquisition agreements include additional consideration contingent on profits of the acquired subsidiary. Upon earning this additional consideration, the value will be recorded as additional goodwill. The acquisitions above include contingent shares earned upon attainment of certain profits by subsidiaries through March 31, 2000. Under these agreements, assuming all earnout profits are achieved, the Company is contingently liable for additional consideration of approximately $7.6 million in 2001, $1.8 million in 2002 and $2.0 million in 2004, of which $1.0 million would be payable in cash and $10.4 million would be payable in stock.

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

         The Company has entered into put options with the sellers of those companies in which it acquired less than a 100% interest. These options require the Company to purchase the remaining portion it does not own after periods ranging from four to five years from the date of acquisition at amounts per share generally equal to 10% to 20% of the average annual earnings per share of the subsidiary company before income taxes for the two year period ending the effective date of the put multiplied by a multiple ranging from four to five. In the second quarter of 1999, the Company entered into agreements to pay $3.9 million to acquire put options in certain companies owned by the Company's subsidiary, Intellesale.com. In addition, based on current earnings, assuming all other put options are exercised, the Company is contingently liable for an additional $6.3 million in the next two years. The contingent amounts for earnouts and put options have not been recorded as liabilities in the financial statements as it is uncertain whether the contingencies will be met.

         There were 377 and 9,441 shares of common stock issued during the first three months of 2000 and 1999, respectively, related to agreements with the company's subsidiaries primarily for earnouts and to purchase minority interests.

Major Acquisition

         Effective June 1, 1999, the Company acquired all of the outstanding common stock of Bostek, Inc. and affiliate (Bostek) in a transaction accounted for under the purchase method of accounting. The aggregate purchase price was approximately $27 million, of which $10.2 million was paid in cash at closing, $5 million was paid in cash in January 2000 and $1.8 million for the 1999 earnout was paid in cash in February 2000. The earnout accrual was included in the other current liabilities at December 31, 1999. Upon a successful initial public offering of IntelleSale.com, $10 million will be payable in stock of Intellesale.com to the former owners of Bostek. In the event that the initial public offering does not occur, the $10 million will be payable in cash on June 30, 2000. An additional $3.2 million is contingent upon achievement of certain earnings targets. The operating results of the Company include Bostek from its acquisition date. The total purchase price of Bostek, including the liabilities, was allocated to the identifiable assets with the remainder of $24.4 million recorded as goodwill which is being amortized over 20 years.

Dispositions

         Effective October 1, 1999, the Company entered into a Stock Purchase Agreement for the sale of all outstanding shares of common stock of four non-core subsidiaries. In consideration, the Company received a note for $2.5 million, and 2.8 million shares of the Company's common stock, recorded as treasury stock in the amount of $7 million. No gain was recorded on this transaction, because the shareholders of the purchaser of the divested assets were deemed to be significant shareholders of the Company. The operating results of these companies are properly included in the Company's financial statements through the date of disposition.

         Effective  December 30, 1999,  the Company sold its  approximately  4.9 million shares in TigerTel, Inc., its Toronto-based telecommunications subsidiary. The total proceeds were $31.3 million in cash, resulting in a pre-tax gain of $20.1 million. Payment of the proceeds was received on January 10, 2000. The operating results of TigerTel are properly included in the Company's financial statements through the date of disposition.

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

9.       Recent Developments

         On September 14, 1999, our subsidiary, IntelleSale.com, Inc., filed a registration statement with the Securities and Exchange Commission in connection with its proposed initial public offering (IPO). In addition to IntelleSale.com selling primary shares, the Company expected to sell shares of IntelleSale.com's common stock as a selling shareholder. On January 31, 2000, the Company announced a postponement of the proposed IPO of IntelleSale.com's common stock due to market conditions. Deferred IPO fees have been capitalized in anticipation of completing the IPO within the next fiscal year.

         On March 3, 2000, the Company announced, and on April 24, 2000, the Company signed a definitive merger agreement to acquire Destron Fearing
Corporation, a Nasdaq listed company trading under the stock symbol "DFCO". Destron Fearing is a leading developer, manufacturer and marketer of a broad line of electronic and visual identification devices for companion animals, livestock, laboratory animals and wildlife. In this proposed transaction, the Company will issue shares of its common stock in exchange for shares of common stock of Destron Fearing. The approximately $130 million transaction, which could be less depending upon the final exchange ratio, is expected to close by mid-June, 2000, subject to a number of conditions including the completion of due diligence, approval of both the Company's and Destron Fearing's shareholders, and approval of relevant government agencies. Under the agreement, Destron Fearing would be merged into Digital Angel.net Inc., the Company's wholly owned subsidiary.

         On March 22, 2000, the Company filed a shelf registration statement to sell, from time to time, up to 3 million shares of its common stock. Proceeds from the sale will be used for general corporate purposes, including the funding of future acquisitions. On April 5, 2000 the Company announced that it was postponing the offering because of adverse market conditions.

10.      Subsequent Events

         On May 5, 2000, the Company signed a letter of intent to acquired 100% of ATEC Group Inc. (ATEC), a Nasdaq listed company, in an all-stock transaction valued at approximately $55.9 million. The letter of intent supersedes the prior proposal announced on April 12, 2000 for the merger of the Company's subsidiary IntelleSale.com and ATEC. The transaction, which is subject to a number of conditions including the execution of a definitive acquisition agreement, approval of both the Company's and ATEC's boards of directors, approval by ATEC's shareholders and approval of relevant government agencies, is expected to close in July 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended December 31, 1999. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the Risk Factors sections later in this Item.

OUTLOOK

         Applied Digital Solutions, Inc. is a leading edge, single-source provider of e-business solutions. We differentiate ourselves in the marketplace by enabling e-business through Computer Telephony Internet Integration (CTII(TM)). Beginning in the fourth quarter of 1998 and continuing into 2000, we reorganized to refocus our strategic direction, organizing into four core business groups: Telephony, Network, Internet and Applications. With CTII we provide the full range of services and skills companies need to conduct business online.

         Our objective is to continue to grow each of our core operating segments internally and through acquisitions, both domestically and abroad. Our strategy has been, and continues to be, to invest in and acquire businesses that complement and add to our existing business base. We have expanded significantly through acquisitions in the past and continue to do so. Our financial results and cash flows are substantially dependent on not only our ability to sustain and grow existing businesses, but to continue to grow through acquisition. We expect to continue to pursue our acquisition strategy in 2000 and future years, but there can be no assurance that management will be able to continue to find, acquire, finance and integrate high quality companies at attractive prices.

         As part of the reorganization of our core business into four reportable business groups, we implemented a restructuring plan in the first quarter of 1999. The restructuring plan included the exiting of selected lines of business within our Telephony and Applications business groups, and the associated write-off of assets. In the first quarter of 1999, we incurred a restructuring charge of $2,236 that included asset impairments, primarily software and other intangible assets, of $1,522 lease terminations of $541, and employee separations of $173. In addition, during the first quarter of 1999, as part of our core business reorganization, we realigned certain operations within our Telephony division and recognized impairment charges and other related costs of $314.

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

         In May 1999, we entered into an agreement to merge our wholly owned Canadian subsidiary, TigerTel Services Limited, with Contour Telecom Management, Inc., a Canadian company. We received, in a reverse merger transaction, 19,769 shares of Contour's common stock, representing approximately 75% of the total outstanding shares. In November 1999, TigerTel received an all cash bid for all of its outstanding common shares from AT&T Canada, Inc. We entered into a lock-up agreement with AT&T to tender the approximately 65% of the outstanding shares we owned and, on December 30, 1999, AT&T purchased all of the shares tendered. We recorded a pre-tax gain in the fourth quarter of 1999 of approximately $20.1 million, and received gross proceeds of approximately $31.3 million in January 2000, which we applied against the outstanding balance on our domestic revolving credit line.

         In June 1999, our subsidiary Intellesale.com, Inc., purchased all of the shares of Bostek, Inc. and affiliate (Bostek). Bostek is engaged in the business of acquiring open-box and off-specification computer equipment and selling such equipment, using the Internet and other selling channels.

         On September 14, 1999, our subsidiary, IntelleSale.com, Inc., filed a registration statement with the Securities and Exchange Commission in connection with its proposed initial public offering. In addition to IntelleSale.com selling primary shares, we expected to sell shares of IntelleSale's common stock as a selling shareholder. On January 31, 2000, we announced that we were postponing the proposed initial public offering (IPO) of IntelleSale's common stock due to market conditions. Deferred IPO fees have been capitalized in anticipation of completing the IPO within the next fiscal year.

         In October 1999, we disposed of the main business units comprising our Communications Infrastructure division and dissolved this group. We had concluded that the business units within this segment were no longer core to our operations and we anticipate that we will dispose of the remaining three business units that were within this segment during 2000. As consideration for the sale, we received approximately 2.8 million shares of our common stock and a note for $2.5 million. The treasury shares were recorded at the book value of the divested assets, which resulted in no gain being recognized. The transaction was reflected at book value because the shareholders of the purchaser of the divested assets were collectively deemed to be significant shareholders of the Company. The treasury stock was recorded at $2.54 per share.

         In December 1999, our subsidiary, Digital Angel.net Inc., acquired the patent rights to a miniature digital transceiver, which we named "Digital Angel(TM)". While still in the development stage, we believe that this technology may be available for a variety of purposes, such as providing a tamper-proof means of identification for enhanced e-business security, locating lost or missing individuals, tracking the location of valuable property and monitoring the medical conditions of at-risk patients.

         On March 3, 2000, we announced, and on April 24, 2000, we signed a definitive merger agreement to acquire Destron Fearing Corporation, a Nasdaq listed company trading under the stock symbol "DFCO". Destron Fearing is a leading developer, manufacturer and marketer of a broad line of electronic and visual identification devices for companion animals, livestock, laboratory animals and wildlife. In this proposed transaction, we will issue shares of our Common Stock in exchange for shares of common stock of Destron Fearing. The approximately $130 million transaction, which could be less depending upon the final exchange ratio, is expected to close by mid-June, 2000, subject to a number of conditions, including the execution of a definitive acquisition agreement, completion of due diligence, approval of both our and Destron Fearing's board of directors and shareholders, and approval of relevant government agencies. Under the agreement, Destron Fearing would be merged into Digital Angel.net Inc.

         On March 22, 2000, we filed a shelf registration statement to sell, from time to time, up to 3 million shares of our common stock. Proceeds from the sale will be used for general corporate purposes, including the funding of future acquisitions. On April 5, 2000 we announced that we were postponing this offering because of adverse market conditions.

         On May 5, 2000, we signed a letter of intent to acquired 100% of ATEC Group Inc. (ATEC), a Nasdaq listed company, in an all-stock transaction valued at approximately $55.9 million. The letter of intent supersedes the prior proposal announced on April 12, 2000 for the merger of our subsidiary IntelleSale.com and ATEC. The transaction, which is subject to a number of conditions including the execution of a definitive acquisition agreement, approval of both our and ATEC's boards of directors, approval by ATEC's shareholders and approval of relevant government agencies, is expected to close in July 2000.

OUR BUSINESS

         Beginning in the fourth quarter of 1998 and continuing into 2000, we reorganized into six operating segments to more effectively and efficiently provide integrated communications products and services to a broad base of customers. During the second quarter of 1999, several adjustments were made to the composition of the Telephony, Internet and Non-core divisions to better align the strengths of the respective divisions with the objectives of those divisions. In October 1999, we disposed of the main business units comprising our Communication Infrastructure division and dissolved this group. Prior period information has been restated to present our reportable segments.

Core Business

Our primary businesses, other than IntelleSale.com, the Non-Core Business Group, and Digital Angel, are now organized into four business divisions:

     o Telephony -- implements telecommunications and Computer Technology Integration (CTI) solutions for e-business. We integrate a wide range of voice and data solutions from communications systems to voice over Internet Protocol and Virtual Private Networking (VPN). We provide complete design, project management, cable/fiber infrastructure, installation and ongoing support for the customers we support. On December 30, 1999, as discussed above, we sold our interest in our Canadian subsidiary, TigerTel, Inc. to concentrate our efforts on our domestic CTI solutions.

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

The Non-Core Business Group

         This group is comprised of seven individually managed companies whose businesses are as follows:

     o Gavin-Graham Electronic Products is a custom manufacturer of electrical products, specializing in digital and analog panelboards, switchboards, motor controls and general control panels. The company also provides custom manufacturing processes such as shearing, punching, forming, welding, grinding, painting and assembly of various component structures.

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

RESULTS OF OPERATIONS

         The following table summarizes the Company's results of operations as a percentage of net operating revenue for the three month periods ended March 31, 2000 and 1999 and is derived from the unaudited consolidated statements of operations in Part I, Item, 1 of this report.

                                                   Relationship to Net Operating
                                                             Revenue
                                                   -----------------------------
                                                        Three Months Ended
                                                            March 31,
                                                   -----------------------------
                                                      2000             1999
                                                   ----------       ------------
                                                           %               %
Net operating revenue                                  100.0           100.0
Cost of goods sold                                      75.1            64.3
                                                       -----           -----
Gross profit                                            24.9            35.7
Selling, general and administrative expenses            23.9            31.2
Depreciation and amortization                            2.5             2.8
Restructuring and unusual charges                         --             4.9
Interest income                                          0.2             0.3
Interest expense                                        (1.3)           (0.9)
                                                      -----            -----
Loss before benefit for income taxes and
  minority interest                                     (2.5)           (3.8)
Benefit for income taxes                                 0.7             1.1
                                                      ------           -----
Loss before minority interest                           (1.8)           (2.7)
Minority interest                                        0.4            (0.5)
                                                      ------           -----
Loss available to common stockholders                   (1.4)           (3.2)
                                                      ======           =====
Company Overview

Revenue

         Revenue for the three months ended March 31, 2000 was $85.2 million, an increase of $33.6 million, or 65.1%, from $51.6 million for the three months ended March 31, 1999. These significant increases are attributable to the growth of existing businesses as well as to growth through acquisitions.

         Revenue for each of the operating segments was:
         (In thousands)

                                                     ---------------------------
                                                          Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                          2000           1999
                                                      ---------       ----------
Telephony(1)                                           $ 4,498         $ 9,012
Network                                                  7,245           4,006
Internet                                                 2,026             997
Applications                                             8,933           6,755
Intellesale.com                                         50,837          17,107
Non-Core(2)                                             14,016          15,210
Corporate                                               (2,402)         (1,514)
                                                       -------         -------
Consolidated                                           $85,153         $51,573
                                                       =======         =======
---------
  (1) Includes TigerTel's revenue of $5.0 million in the first quarter of 1999.
  (2) Includes revenue from the Communications Infrastructure group of companies, the majority of which were disposed of in 1999. Revenue for these disposed entities included above amounted to $6.6 million in the first quarter of 1999.


Changes during the quarter were:

o Telephony revenue decreased 50.1% for the quarter primarily as a result of the sale of TigerTel in December 1999. Revenue from the remaining entities increased by $.5 million in the first quarter of 2000 compared to the first quarter of 1999.

o Network revenue increased 80.9% for the quarter as a result of the acquisitions, in the second quarter of 1999, of Hornbuckle Engineering, Inc. and Lynch Marks & Associates. These entities contributed $2.5 million to revenue in the first quarter of 2000.

o Internet revenue increased by 103.2% in the quarter primarily as a result of our acquisition of Port Consulting in the second quarter of 1999.

o Applications revenue increased by 32.2% in the quarter. This division includes the revenue of STR Inc., an acquisition completed during the second quarter of 1999. Revenue contributed by STR during the first quarter amounted to $3.2 million or 145.3% of the increased revenue of this group. The decrease in revenue from existing businesses is the result of our planned exit from certain lines of business within this division.

o Intellesale.com's revenue increased 197.2% for the quarter. Bostek, which was acquired in June 1999, contributed $28.4 million in the first quarter or 84.3% of the increase for the quarter, while existing businesses contributed the difference.

o Non-core revenue, which includes revenue from the former Communications Infrastructure group, decreased $1.2 million or 7.9% in the first quarter. Four entities in this segment were sold during 1999 and their revenue is no longer included, and certain lines of business within this segment continue to suffer from competition and lost market share, partially offset by the increase in Ground Effect's revenue due to increased business.

Gross Profit and Gross Margin Percentage

         Gross profit for the three months ended March 31, 2000 was $21.2 million, an increase of $2.8 million, or 15.2%, from $18.4 million for the three months ended March 31, 1999. As a percentage of revenue, the gross margin was 24.9% and 35.7% for the three months ended March 31, 2000 and 1999, respectively.

         Gross profit for each of the operating segments was:

         (In thousands)

                                                     ---------------------------
                                                          Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                          2000           1999
                                                      ---------       ----------
Telephony(1)                                           $ 1,967         $ 5,135
Network                                                  2,295             820
Internet                                                 1,859             275
Applications                                             4,540           3,620
Intellesale.com                                          7,037           5,123
Non-Core(2)                                              3,447           3,404
Corporate                                                   98              20
                                                       -------         -------
Consolidated                                           $21,243         $18,397
                                                       =======         =======
---------
(1) Includes TigerTel's gross profit of $3.6 million in the first quarter of 1999.
(2) Includes gross profit from the Communications Infrastructure group of companies, the majority of which were disposed of in 1999. Gross profit for these disposed entities included above amounted to $1.2 million in the first quarter of 1999.

         Gross margin percentage for each of the operating segments was:

                                                     ---------------------------
                                                          Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                         2000            1999
                                                      ---------       ----------
                                                           %               %
                                                          ---             ---
Telephony(1)                                             43.7            57.0
Network                                                  31.7            20.5
Internet                                                 91.8            27.6
Applications                                             50.8            53.6
Intellesale.com                                          13.8            29.9
Non-Core(2)                                              24.6            22.4
                                                        -----           -----
Consolidated                                             24.9            35.7
                                                        =====           =====

---------
  (1) Includes TigerTel's gross profit margin of 72.0% in the first quarter of 1999.
  (2) Includes gross profit margin from the Communications Infrastructure group of companies, the majority of which were disposed of in 1999. Gross profit margin for these disposed entities included above amounted to 18.2% in the first quarter of 1999.

Changes during the quarters were:

o Telephony's gross profit decreased by 61.7% for the quarter, and margin declined to 43.7% from 57.0% for the quarter. The decrease in gross profit and margin is as a result of the sale of TigerTel in December 1999.

o Network's improvement is attributable to the acquisitions during the second quarter of 1999 and a small improvement in existing business margin resulting from the shift from product sales to services.

o Internet's increase is due to the inclusion of Port Consulting, acquired in the second quarter of 1999. Gross profit and margin are higher in this division as it is service oriented and most of its operating costs are recorded in selling, general and administrative expense.

o Applications gross profit increased $0.9 million or 25.4% primarily due to the acquisition of STR but declined as a percentage of revenue as we continue to implement our planned exit from a once highly profitable but declining modem and communications market in the United Kingdom.

o Intellesale.com's dollar gross profit increased $1.9 million or 37.4% as a result of internal growth and increased revenue from Bostek, but our margin declined as we continued our expansion and focused our business on Internet and business to business e-commerce.

o Non-core's gross profit and margin increased slightly despite the sale of four businesses during 1999 due to improvements in existing business margin resulting from the increased revenue and improved business conditions at Ground Effects.

Selling, General and Administrative Expense

         Selling, general and administrative expense for the three months ended March 31, 2000 was $20.4 million, an increase of $4.3 million, or 26.7%, from $16.1 million for the three months ended March 31, 1999. As a percentage of revenue, selling, general and administrative expense was 23.9% and 31.2% for the three months ended March 31, 2000 and 1999, respectively.

         Selling, general and administrative expense for each of the operating segments was:
         (In thousands)

                                                     ---------------------------
                                                          Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                         2000            1999
                                                      ---------       ----------
Telephony(1)                                          $ 2,211          $ 4,306
Network                                                 1,998              585
Internet                                                1,794              291
Applications                                            4,125            3,259
Intellesale.com                                         5,432            2,662
Non-Core(2)                                             1,952            2,904
Corporate                                               2,843            2,084
                                                      -------          -------
Consolidated                                          $20,355          $16,091
                                                      =======          =======

---------
  (1)    Includes TigerTel's  SG&A of $2.6 million in the first quarter of 1999.
  (2) Includes SG&A from the Communications Infrastructure group of companies, the majority of which were disposed of in 1999. SG&A for these disposed entities included above amounted to $1.3 million in the first quarter of 1999.

         Selling, general and administrative expense as a percentage of revenue for each of the operating segments was:

                                                     ---------------------------
                                                          Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                         2000            1999
                                                      ---------       ----------
                                                           %               %
                                                          ---             ---
Telephony(1)                                             49.2            47.8
Network                                                  27.6            14.6
Internet                                                 88.5            29.2
Applications                                             46.2            48.2
Intellesale.com                                          10.7            15.6
Non-Core(2)                                              13.9            19.1
                                                        -----           -----
Consolidated                                             23.9            31.2
                                                        =====           =====
---------
  (1)    Includes TigerTel's SG&A of 52.0% in the first quarter of 1999.
  (2)    Includes  SG&A  from  the   Communications   Infrastructure   group  of
         companies, the majority of which were disposed of in 1999. SG&A for these disposed entities included above amounted to 19.7% in the first quarter of 1999.

Changes during the quarter were:

o Telephony decreased $2.1 million or 48.7% in the first quarter of 2000 due to the sale of TigerTel in December 1999. As a percentage of revenue, SG&A expense in this division has not increased significantly over the first quarter of 1999.

o Network increased significantly over the first quarter of 1999 as a result of acquisitions made in the second quarter of 1999. These companies are more service oriented and have higher SG&A expenses.

o Internet increased $1.5 million or 516.5% a significant increase over the first quarter of 1999 as a result of the switch in entities comprising this group from a hardware oriented company with higher cost of goods sold and lower SG&A expenses to a service oriented company with lower cost of goods sold but higher SG&A expenses.

o Applications increased $0.9 million or 26.6% over the first quarter of 1999 due to an acquisition in the second quarter of 1999. As a percentage of revenue, SG&A expense in this division has decreased slightly over the first quarter of 1999.

o Intellesale.com's SG&A expenses increased in dollar terms as a result of the acquisition of Bostek in June 1999 and the increase of Internet related business and the consolidation of operations into one facility. As a percentage of sales, SG&A expense in this division has declined slightly from the first quarter of 1999.

o Non-core SG&A decreased in dollar terms and as a percentage of sales as a result of the sale of four entities during 1999.

o Corporate SG&A increased $0.8 million or 36.5% over the first quarter of 1999 due to higher personnel related expenses.

Depreciation and Amortization

         Depreciation and amortization expense for the three months ended March 31, 2000 was $2.1 million, an increase of $0.7 million, or 50.0%, from $1.4 million for the three months ended March 31, 1999.

         Depreciation and amortization expense for each of the operating segments was:
         (In thousands)
                                                     ---------------------------
                                                          Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                         2000            1999
                                                      ---------       ----------
Telephony(1)                                           $   94            $262
Network                                                    38               5
Internet                                                   32               7
Applications                                              278             336
Intellesale.com                                           169              89
Non-Core(3)                                               360             219
Corporate                                               1,119             503
                                                       ------          ------
Consolidated                                           $2,090          $1,421
                                                       ======          ======

---------
  (1) Includes TigerTel's depreciation and amortization of $0.2 million in the first quarter of 1999.
  (2) Includes depreciation and amortization from the Communications Infrastructure group of companies, the majority of which were disposed of in 1999. Depreciation and amortization for these disposed entities included above amounted to $0.07 million in the first quarter of 1999.
  (3) Includes consolidation adjustments of $0.8 million and $0.4 million in the first quarters of March 31, 2000 and 1999, respectively.

Changes during the quarter were:

o Telephony decreased primarily as a result of the sale of TigerTel in December 1999.

o Network increased due to the two acquisitions completed in the second quarter of 1999.

o Internet increased due to the increase in depreciable assets in this division during 1999 and the first quarter of 2000.

o Applications decreased due primarily to the sale of an entity in this division during 1999.

o Intellesale.com increased as a result of the increase in depreciable assets during 1999 and the first quarter of 2000 associated with the consolidation of the businesses into one facility.

o Non-core increased in the first quarter of 2000 due primarily to assets purchased by Ground Effects during 1999 and the first quarter of 2000.

On an annual basis, goodwill amortization will be approximately $3.5 million for goodwill recorded as of March 31, 2000.

Restructuring and Unusual Charges

         As part of the reorganization of our core business in the first quarter of 1999, we implemented a restructuring plan. The restructuring plan included the exiting of selected lines of business within our Telephony and Applications business groups, and the associated write-off of assets. The restructuring charge of $2,236 included asset impairments, primarily software and other intangible assets, of $1,522, lease terminations of $541, and employee separations of $173. In addition, during the first quarter of 1999, as part of our core businesses reorganization, we realigned certain operations within the Telephony division and recognized impairment charges and other related costs of $314.

Interest Income and Expense

         Interest income was $0.2 million and $0.1 million for the three months ended March 31, 2000 and 1999, respectively. Interest income is earned primarily from short-term investments and notes receivable.

         Interest expense was $1.1 million and $0.4 million for the three months ended March 31, 2000 and 1999, respectively. Interest expense is principally associated with revolving credit lines, notes payable and term loans.

Income (Loss) Before Benefit for Income Taxes and Minority Interest

         Loss before benefit for income taxes and minority interest for the three months ended March 31, 2000 and 1999 was $2.1 million and $2.0 million, respectively. Changes in loss before benefit for income taxes and minority interest are a result of the factors discussed above. Excluding the $2.6 million restructuring and unusual charges mentioned above, income before benefit for income taxes and minority interest for the three months ended March 31, 1999 was $0.6 million.

Income Taxes

         We had an effective tax benefit rate of 28.2% and 29.1% for the three months ended March 31, 2000 and 1999, respectively. The income tax benefits are the result of losses arising in the periods. The effective tax benefit rates differed from the statutory federal income tax rate of (34%) primarily as a result of non-deductible goodwill amortization associated with acquisitions, state taxes net of federal benefits and in the first quarter ended March 31, 1999, the reduction of valuation allowances related to net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, cash and cash equivalents totaled $5.9 million, an increase of $0.8 million, or 15.7% from $5.1 million at December 31, 1999. We utilize a cash management system to apply excess cash on hand against our revolving credit facility for which we had availability of $23.5 million at March 31, 2000, up from $11.8 million at December 31, 1999. Cash used by operating activities totaled $13.0 million in the first three months of 2000 as compared to cash provided by operating activities of $0.4 million in the first three months of 1999. In the first quarter of 2000, cash of $5.9 was used to acquire inventory, $3.0 million was used to increase prepaid expenses and $9.5 million was used to reduce accounts payable and accrued expenses. Partially offsetting these uses was cash of $4.5 received from the collection of accounts receivable. In the first quarter of 1999, excluding assets and liabilities acquired or assumed in connection with acquisitions, cash provided was due to increases in accounts payable and accrued expenses, after adjusting for the net loss and for non-cash expenses.

         "Due from buyer of divested subsidiary" at December 31, 1999 represents the net proceeds due from AT&T Canada, Inc. on the sale of TigerTel, Inc. This amount was paid in January 2000, and we applied the proceeds against our domestic line of credit.

         Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased by $4.6 million or 8.8% to $47.6 million at March 31, 2000 from $52.2 million at December 31, 1999. This decrease was primarily attributable to collection of additional sales generated in the fourth quarter of 1999.

         Inventories increased by $5.9 million or 14.6% to $46.3 million at March 31, 2000 from $40.4 million at December 31, 1999. This increase was primarily attributable to large inventory purchases at our Intellesale unit at the end of the quarter to take advantage or favorable pricing offered by vendors at the end of the quarter.

         Prepaid expenses and other current assets increased by 50.0% or $3.0 million to $9.0 million at March 31, 2000 from $6.0 million at December 31, 1999. This increase is attributable to increased prepayment of expenses, primarily insurance, which is being expensed over the periods benefited.

         "Due to shareholders of acquired subsidiary" decreased by $5.0 million or 33.3% to $10.0 million at March 31, 2000 from $15.0 million at December 31, 1999. This balance represents the deferred purchase price due to the Bostek sellers. $5.0 million of this amount was paid in January 2000.

         Accounts payable decreased by $2.9 million or 9.8% to $26.6 million at March 31, 2000 from $29.5 million at December 31, 1999. This decrease was primarily attributable to a reduction of higher payables incurred in the fourth quarter of 1999 to support year end sales.

         Accrued expenses decreased by $6.2 million or 35.0% to $11.5 million at March 31, 2000 from $17.7 million at December 31, 1999 due to the payment of expenses accrued in the fourth quarter of 1999 during the first quarter of 2000.

         Other current liabilities represent accrued earnout payments of $4.7 million at March 31, 2000 and $2.7 million at March 31, 1999.

         Investing activities provided cash of $20.8 million in the first three months of 2000, and used cash of $3.3 million in the first three months of 1999. In the first quarter of 2000, cash proceeds of $31.3 million were collected on the sale of TigerTel, while cash of $6.6 million was used in connection with acquired businesses, $3.0 million was spent to acquire property and equipment, $0.3 million was advanced against notes receivable and $0.6 was used to increase other assets. In the first quarter of 1999, cash of $2.4 million was used to acquire businesses, $0.8 million was spent to acquire property and equipment. $0.3 million was used to increase other assets, while $0.1 was received from the collection of notes receivable.

         Cash of $7.1 million and $1.0 million was used by financing activities in the first three months of 2000 and 1999, respectively. In the first quarter of 2000, $14.3 million was used to repay notes payable, $2.4 million was repaid and $4.6 million was borrowed on long-term debt, while $5.0 million was obtained through the issuance of common shares. In the first quarter of 1999, $2.3 million was borrowed and $0.3 million was repaid on long-term debt, while $2.9 million was used to repay borrowings under notes payable and $0.1 million was used for other financing costs.

         One of our stated objectives is to maximize cash flow, as management believes positive cash flow is an indication of financial strength. However, due to our significant growth rate, our investment needs have increased. Consequently we will continue, in the future, to use cash from operations and will continue to finance this use of cash through financing activities such as the sale of common stock and/or bank borrowing, if available.

         In August 1998, we entered into a $20 million line of credit with State Street Bank and Trust Company secured by all of our domestic assets at the prime lending rate or at the London Interbank Offered Rate, at our discretion. In February 1999, the amount of the credit available under the facility was increased to $23 million. On May 25, 1999, we entered into a Term and Revolving Credit Agreement with IBM Credit Corporation (the "IBM Agreement") and, on May 26, 1999, we repaid the amount due to State Street Bank and Trust Company. The IBM Agreement, as amended and restated on July 20, 1999 and January 27, 2000, provides for: (a) a revolving credit line of up to $33.855 million, designated as follows: (i) a U.S. revolving credit line of up to $30 million, (ii) a Canadian revolving credit line of up to $3.855 million, and (b) a term loan A of up to $22 million, (c) a term loan B of up to $36.405 million and (d) a Canadian term loan C of up to $2.740 million.

         The revolving credit line may be used for general working capital requirements, capital expenditures and certain other permitted purposes and is payable in full on May 25, 2002. The U.S. revolving credit line bears interest at the 30-day LIBOR rate plus 1.75% to 1.90% depending on our leverage ratio and the Canadian revolving credit line bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 0.1707% to 0.3207%, depending on our leverage ratio. As of March 31, 2000, the LIBOR rate was approximately 5.9% and approximately $10.3 million was outstanding on the revolving credit line which is included in notes payable.

         Term loan A, which was used to pay off State Street Bank and Trust Company, bears interest at the 30-day LIBOR rate plus 1.75% to 1.90%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of March 31, 2000 approximately $19.2 million was outstanding on this loan.

         Term loan B, which may be used for acquisitions, bears interest at the 30-day LIBOR rate plus 1.75% to 1.90%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of March 31, 2000, approximately $23.3 million was outstanding on this loan.

         Term loan C, which was used by our Canadian subsidiary to pay off its bank debt, bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 0.1707%, to 0.3207%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of March 31, 2000, Toronto-Dominion's rate was approximately 6.75% and approximately $2.4 million was outstanding on this loan.

         The agreement contains standard debt covenants relating to the financial position and performance as well as restrictions on the declarations and payment of dividends. As of March 31, 2000, the Company was in compliance with, or had received waivers for compliance with, all debt covenants.

         As of March 31, 2000, there were 50.3 million shares of Common Stock outstanding. In addition, 5 hundred shares of Common Stock are reserved for issuance in exchange for certain exchangeable shares issued by our Canadian subsidiary. Since January 1, 2000, we have issued an aggregate of 2.1 million shares of Common Stock, of which 0.4 million shares of Common Stock were issued as earnout payments in acquisitions, 46 thousand shares were issued in exchange for the exchangeable shares of our Canadian subsidiary and the exchangeable shares of our former Canadian subsidiary, TigerTel Services Limited, 26 thousand shares of Common Stock were issued for acquisitions, 1.2 million shares were issued upon the exercise of options, 0.3 million shares were issued upon the exercise of warrants, and 0.1 million shares were issued under our Employee Stock Purchase Program.

         We have entered into earnout arrangements with certain sellers under which they are entitled to additional consideration for their interests in the companies they sold to us. Under these agreements, assuming that all earnout profits are achieved, we are contingently liable for additional consideration of approximately $7.6 million in 2001, $1.8 million in 2002 and $2.0 million in 2004, of which $1.0 million would be payable in cash and $10.4 million would be payable in stock.

         We have entered into put options with the sellers of those companies in which we acquired less than a 100% interest. These options require us to purchase the remaining portion we do not own after periods ranging from four to five years from the dates of acquisition at amounts per share generally equal to 10% to 20% of the average annual earnings per share of the subsidiary company before income taxes for a two-year period ending on the effective date of the put multiplied by a multiple ranging from four to five. In the second quarter of 1999, we entered into agreements to pay $3.9 million to acquire put options in certain companies owned by our subsidiary, IntelleSale,com. In addition, based upon current earnings, assuming all other put options were exercised, we are contingently liable for an additional $6.3 million in the next two years. The contingent amounts for earnouts and put options have not been recorded as liabilities in the financial statements as it is uncertain whether the contingencies will be met.

         Our sources of liquidity include, but are not limited to, funds from operations and funds available under the IBM Agreement. We may be able to use additional bank borrowings, proceeds from the sale of non-core businesses, proceeds from the sale of common and preferred shares, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings. There can be no assurance however, that these options will be available, or if available, on favorable terms. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources to meet our future business requirements for at least the next twelve months.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         Certain statements in this Form 10-Q, and the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Applied Digital Solutions intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: our continued ability to sustain our growth through product development and business acquisitions; the successful completion and integration of future acquisitions; the ability to hire and retain key personnel; the continued development of technical, manufacturing, sales, marketing and management capabilities, relationships with and dependence on third-party suppliers; anticipated competition; uncertainties relating to economic conditions where we operate; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; rapid technological developments and obsolescence in the industries in which we operate and compete; potential performance issues with suppliers and customers; governmental export and import policies; global trade policies; worldwide political stability and economic growth; the highly competitive environment in which we operate; potential entry of new, well-capitalized competitors into our markets; changes in our capital structure and cost of capital; and uncertainties inherent in international operations and foreign currency fluctuations. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

Future Sales of and Market for our Shares of Common Stock

         Although we previously announced that we intend to limit the use of stock in future acquisitions, and to focus on cash transactions, we have effected, and will continue to effect, acquisitions or contract for certain services through the issuance of Common Stock or our other equity securities, as we have typically done in the past. In addition, we have agreed to certain "price protection" provisions in acquisition agreements which may result in additional shares of common stock being issued to selling shareholders as of the effective date of the registration of the shares such selling shareholder previously received as consideration from us. Such issuance of additional securities may be dilutive of the value of the Common Stock in certain circumstances and may have an adverse impact on the market price of the Common Stock.

Competition

         Each segment of our business is highly competitive, and we expect that competitive pressures will continue. Many of our competitors have far greater financial, technological, marketing, personnel and other resources than us. The areas which we have identified for continued growth and expansion are also target market segments for some of the largest and most strongly capitalized companies in the United States, Canada and Europe. There can be no assurance that we will have the financial, technical, marketing and other resources required to complete successfully in this environment in the future.

Risks Associated with Acquisitions and Expansion

         We have engaged in a continuing program of acquisitions of other businesses which are considered to be complementary to our lines of business, and we anticipate that such acquisitions will continue to occur. Our total assets were approximately $209 million as of March 31, 2000 and $229 million, $124 million, $61 million, $33 million and $4 million as of December 31, 1999, 1998, 1997, 1996 and 1995, respectively. Net operating revenue was approximately $85.2 million and $51.6 million for the three months ended March 31, 2000 and 1999, respectively, and $337 million, $207 million, $103 million, $20 million and $2 million for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively. Managing these dramatic changes in the scope of our business will present ongoing challenges to management, and there can be no assurance that our operations as currently structured, or as affected by future acquisitions, will be successful.

         It is our policy to retain existing management of acquired companies, under the overall supervision of our senior management. The success of the operations of these subsidiaries will depend, to a great extent, on the continued efforts of the management of the acquired companies.

         We have entered into earnout arrangements with certain sellers under which they are entitled to additional consideration for their interests in the companies they sold to us. Under these agreements, assuming that all earnout profits are achieved, we are contingently liable for additional consideration of approximately $7.6 million in 2001, $1.8 million in 2002 and $2.0 million in 2004, of which $1.0 million would be payable in cash and $10.4 million would be payable in stock.

         We have entered into put options with the sellers of those companies in which we acquired less than a 100% interest. These options require us to purchase the remaining portion we do not own after periods ranging from four to five years from the dates of acquisition at amounts per share generally equal to 10% to 20% of the average annual earnings per share of the subsidiary company before income taxes for a two-year period ending on the effective date of the put multiplied by a multiple ranging from four to five. In the second quarter of 1999, we entered into agreements to pay $3.9 million to acquire put options in certain companies owned by our subsidiary, IntelleSale.com. In addition, based upon current earnings, assuming all other put options were exercised, we are contingently liable for an additional $6.3 million in the next two years.

Goodwill write-off's will reduce our earnings

         As a result of the acquisitions we have done to date, we have approximately $65.7 million of goodwill, $24.4 million of which is deductible for tax purposes, which is currently being amortized over 20 years at the rate of approximately $3.5 million per year, which reduces our net income and our earnings per share. In addition, future acquisitions may also increase our existing goodwill and the amount of annual amortization, further reducing net income and earnings per share. As required by Statement of Financial Accounting Standards No. 121, we will periodically review our goodwill for impairment based on expected future discounted cash flows. If we determine that there is such impairment, we would be required to write down the amount of goodwill accordingly, which would also reduce our earnings.

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

Lack of Dividends on Common Stock; Issuance of Preferred Stock

         We do not have a history of paying dividends on our Common Stock, and there can be no assurance that such dividends will be paid in the foreseeable future. Pursuant to certain restrictions under our Amended and Restated Term and Revolving Credit Agreement dated as of July 30, 1999 with IBM Credit Corporation, as amended, there are restrictions on the declaration and payment of dividends. We intend to use any earnings which may be generated to finance the growth of our businesses. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Possible Volatility of Stock Price

         Our Common Stock is quoted on the Nasdaq Stock Market, which has experienced and is likely to experience in the future significant price and volume fluctuations which could adversely affect the market price of our Common Stock without regard to our operating performance. In addition, we believe that factors such as the significant changes to our business resulting from continued acquisitions and expansions, quarterly fluctuations in our financial results or cash flows, shortfalls in earnings or sales below expectations, changes in the performance of other companies in our same market sectors and the performance of the overall economy and the financial markets could cause the price of our Common Stock to fluctuate substantially. During the 12 month period prior to March 31, 2000, the price per share of our Common Stock has ranged from a high of $18.00 to a low of $1.625.

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

Digital Angel May Not Be Able to Develop Products from Its Unproven Technology

         In December 1999, Digital Angel acquired the patent rights to a miniature digital receiver named "Digital Angel (TM)." This technology is still in the development stage. Digital Angel's ability to develop and commercialize products based on its proprietary technology will depend on its ability to develop its products internally on a timely basis or to enter into arrangements with third parties to provide these function. If Digital Angel fails to develop and commercialize products successfully and on a timely basis, it could have a material adverse effect on Digital Angel's business, results of operations or cash flows.

Year 2000 Compliance

         We have not experienced any significant Year 2000 related problems. During 1998 and 1999, we implemented a company wide program to ensure that we would be compliant prior to the Year 2000 failure dates. We did not experience problems on either January 1, 2000 or February 29, 2000. However we cannot make any assurances that unforeseen problems many not arise in the future.

         Software Sold to Consumers. During 1998 and 1999 we identified what we believe to be all potential Year 2000 problems with any of the software products we develop and market. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting our software products have been or will be identified or corrected due to the complexity of these products. In addition, these products interact with other third party vendor products and operate on computer systems which are not under our control. For non-compliant products, we have provided and are continuing to provide recommendations as to how an organization may address possible Year 2000 issues regarding that product. Software updates or other solutions are available for most, but not all, known issues. Such information is the most currently available concerning the behavior of our products and is provided "as is" without warranty of any kind. However, variability of definitions of "compliance" with the Year 2000 and of different combinations of software, firmware and hardware could possibly lead to lawsuits against us. The outcome of any such lawsuits and the impact on us are not estimable at this time.

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

Impact of Recently Issued Accounting Standards

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

         We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Borrowings under the IBM Agreement are at the London Interbank Offered Rate which is adjusted monthly. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term investments.

         Due to the nature of our borrowings and our short-term investments, we have have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We, and certain of our subsidiaries, are parties to various legal actions as either plaintiff or defendant. In the opinion of management, these proceedings will not have a material adverse effect on the financial position, cash flows or overall trends in our results. The estimate of the potential impact on our financial position, overall results of operations or cash flows for these proceedings could change in the future. We are not subject to any environmental or governmental proceedings.

ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

         The following table lists all unregistered securities sold by us from January 1, 2000 through March 31, 2000. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

                                                                      Number of
                                                    Issued              Common
    Name/Entity/Nature              Note             For               Shares
    ------------------              ----            ------            ---------

Various                               1     Employee Stock Options     1,203,590
                                            Employee Stock Purchase
Various                               2              Plan                112,761
The American Group                    3           Acquisition             48,333
Innovative Vacuum Solutions, Inc.     4           Acquisition            302,891
Port Consulting, Inc.                 3           Acquisition             25,881
Various                               5            Warrants              317,500
                                                                      ----------
       Total                                                           2,011,046
                                                                      ==========
-----------

         1. Represents shares issued in connection with the exercise of employee stock options.
         2. Represents shares issued in connection with the Company's employee stock purchase plan.
         3. Represents shares issued in connection with the "earnout" provision of the Agreement of Sale.
         4. Represents additional consideration per the Merger Agreement between IVS and MVAK Technologies, Inc.
         5. Represents shares issued in connection with the exercise of warrants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         27       Financial Data Schedule.

(b)      Reports on Form 8-K.

         The following Current Reports on Form 8-K were filed by the Company between January 1, 2000 and the date of this report:

         (1) On January 11, 2000, we filed a Current Report on Form 8-K/A reporting the completion of the sale of our subsidiary TigerTel, Inc. to AT&T Canada Corp.

         (2) On April 13, 2000, we filed a Current Report on Form 8-K which included a copy of our press release announcing that we had signed a letter of intent to sell our subsidiary, Intellesale.com, Inc. to ATEC Group, Inc.

         (3) On May 1, 2000, we filed a Current Report on Form 8-K which included a copy of the Agreement and Plan of Merger, dated April 24, 2000, between Digital Angel.net Inc., a Delaware corporation and wholly-owned subsidiary of the Registrant, and Destron Fearing Corporation, a Delaware corporation.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           APPLIED DIGITAL SOLUTIONS, INC.
                                           (Registrant)

Dated:  May 15, 2000                       By:     /S/ DAVID A. LOPPERT
                                               ---------------------------------
                                               David A. Loppert, Vice President,
                                                     Chief Financial Officer

                                  Exhibit Index

Number            Description of Exhibits

27       Financial Data Schedule.