Form 10-K/A
period 1999-12-31
APPLIED DIGITAL SOLUTIONS INC
filed 2000-06-23
CIK 924642

--------------------------------------------------------------------------------

      As filed with the Securities and Exchange Commission on June 23, 2000
--------------------------------------------------------------------------------

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

     At March 24, 2000, 49,942,930 shares of Common Stock were outstanding.

--------------------------------------------------------------------------------

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A amends the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000. This amendment replaces the information previously incorporated by reference in Part III of the Form 10-K with the actual text for Part III of the Form 10-K.


PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The directors and executive officers of the Company are as follows:


           Name             Age                          Position                     Position Held Since
----------------------   ---------   --------------------------------------------     -------------------

Richard J. Sullivan         61       Chairman, Chief Executive Officer                May 1993
Garrett A. Sullivan         65       Director, President, Chief Operating Officer     March 1995
Richard S. Friedland        49       Director                                         October 1999
Arthur F. Noterman          58       Director                                         February 1997
Daniel E. Penni             52       Director                                         March 1995
Angela M. Sullivan          42       Director                                         April 1996
Constance K. Weaver         47       Director                                         July 1998
Jerome C. Artigliere        46       Vice President, Treasurer                        April 1998
Michael E. Krawitz          30       Vice President                                   April 1999
David A. Loppert            45       Vice President, Chief Financial Officer          February 1997


     Following is a summary of the background and business experience of the directors and executive officers:

     Richard J. Sullivan: Mr. Sullivan, age 61, was elected to the Board of Directors, and named Chief Executive Officer, in May 1993. He was appointed
Secretary in March 1996. He is a member of the Compensation Committee of the Board of Directors of the Company. Mr. Sullivan is currently Chairman of Great Bay Technology, Inc. From August 1989 to December 1992, Mr. Sullivan was Chairman of the Board of Directors of Consolidated Convenience Systems, Inc., in Springfield, Missouri. He has been the Managing General Partner of The Bay Group, a merger and acquisition firm in New Hampshire, since February 1985. Mr. Sullivan was formerly Chairman and Chief Executive Officer of Manufacturing Resources, Inc., an MRP II software company in Boston, Massachusetts, and was Chairman and CEO of Encode Technology, a "Computer-Aided Manufacturing" Company, in Nashua, New Hampshire from February 1984 to August 1986. Mr. Sullivan is married to Angela M. Sullivan.

     Garrett A. Sullivan: Mr. Sullivan, age 65, has been President of the Company since March 1995. He was elected to the Board of Directors in August 1995. He was acting secretary of the Company from March 1995 to March 1996 and acting Chief Financial Officer from March 1995 to February 1997. From 1993 to 1994 he was an Executive Vice President of Envirobusiness, Inc. From 1988 to 1993, he served as president and chief operating officer of two companies in the electronics and chemical industries which were owned by Philips North America. He was previously a partner in The Bay Group, a merger and acquisition firm in New Hampshire, from 1988 to 1993. From 1981 to 1988, Mr. Sullivan was President of Granada Hospital Group, Burlington, Massachusetts. He earned a Bachelor of Arts degree from Boston University in 1960 and an MBA from Harvard University in 1962. Mr. Sullivan is not related to Richard J. Sullivan.

     Richard S. Friedland: Mr. Friedland, age 49, was elected to the Board of Directors in October 1999 and is Chairman of the Audit Committee and serves on the Compensation Committee of the Board of Directors of the Company. He was previously associated with General Instrument Corporation. During his 19-year tenure, he held various executive positions, including Chief Financial Officer, President and Chief Operating Officer. In 1995, he was appointed Chairman of the Board and Chief Executive Officer. Mr. Friedland currently serves on the boards of Tech-Sym Corporation, Zilog, Inc. and Video Network Communications, Inc., as well as several development stage companies. He earned a Bachelor of Science degree in Accounting from Ohio State University in 1972 and a Master of Business Administration degree from Seton Hall University in 1985.

     Arthur F. Noterman: Mr. Noterman, age 58, a Chartered Life Underwriter, has served as a Director since February 1997, and serves on the Audit Committee of the Board of Directors of the Company. An operator of his own insurance agency, Mr. Noterman is a registered NASD broker affiliated with a Chicago, Illinois registered broker/dealer. Mr. Noterman attended Northeastern University from 1965 to 1975 and obtained the Chartered Life Underwriters Professional degree in 1979 from The American College, Bryn Mawr, Pennsylvania.

     Daniel E. Penni: Mr. Penni, age 52, has served as a Director since March 1995 and is Chairman of the Compensation Committee, and serves on the Audit Committees of the Board of Directors of the Company. Since March 1998, he has been an Area Executive Vice President for Arthur J. Gallagher & Co., an insurance agency. He has worked in many sales and administrative roles in the insurance business since 1969. He was President of the Boston Insurance Center, Inc., an insurance agency, until 1988. Mr. Penni was founder and President of BIC Equities, Inc., a broker/dealer registered with the NASD. Mr. Penni graduated with a Bachelor of Science degree in 1969 from the School of Management at Boston College.

     Angela M. Sullivan: Ms. Sullivan, age 42, has served as a Director since April 1996 and serves on the Compensation Committee of the Board of Directors of the Company. From 1988 to the present, Ms. Sullivan has been a partner in The Bay Group, a private merger and acquisition firm, President of Great Bay Technology, Inc., and President of Spirit Saver, Inc. Ms. Sullivan earned a Bachelor of Science degree in Business Administration in 1980 from Salem State College. Ms. Sullivan is married to Richard J. Sullivan.

     Constance K. Weaver: Ms. Weaver, age 47, was elected to the Board of Directors in July 1998 and serves on the Compensation and Audit Committees of the Board of Directors of the Company. From 1996 to the present, Ms. Weaver has been Vice President, Investor Relations and Financial Communications for AT&T Corporation. From 1995 through 1996 she was Senior Director, Investor Relations and Financial Communications for Microsoft Corporation. From 1993 to 1995 she was Vice President, Investor Relations, and from 1991 to 1993 she was Director of Investor Relations, for MCI Communications, Inc. Ms. Weaver is a director of Primark Corporation and the National Investor Relations Institute (NIRI). She earned a Bachelor of Science degree from the University of Maryland in 1975.

     Jerome C. Artigliere: Mr. Artigliere, age 46, joined a subsidiary of the Company as President in January 1998, and was appointed Vice President of the Company in April 1998, and Treasurer in December 1999. From 1996 to 1997 he was Regional Vice President at General Electric Capital Corporation in Portsmouth, NH. Prior to that, from 1994 to 1996 he was State Vice President at First National Bank in Portsmouth, NH, a commercial bank subsidiary of Peoples Heritage Bank of Portland, MA. He earned an undergraduate degree in finance from Seton Hall University in 1977, and an MBA from Fairleigh Dickinson University in 1980.

     Michael E. Krawitz: Mr. Krawitz, age 30, joined the Company as Assistant Vice President and General Counsel in April 1999, and was appointed Vice President and Assistant Secretary in December 1999. From 1994 to April 1999, Mr. Krawitz was an attorney with Fried, Frank, Harris, Shriver & Jacobson in New

York. Mr. Krawitz earned a Bachelor of Arts degree from Cornell University in 1991 and a juris doctorate from Harvard Law School in 1994.

     David A. Loppert: Mr. Loppert, age 45, joined the Company as Vice President, Treasurer and Chief Financial Officer in February 1997. From 1996 to 1997, he was Chief Financial Officer of Bingo Brain, Inc. From 1994 to 1996, he was Chief Financial Officer of both C.T.A. America, Inc., and Ricochet International, L.L.C. Prior to that he was Senior Vice President, Acquisitions and Due Diligence, of Associated Financial Corporation. Mr. Loppert started his financial career with Price Waterhouse in 1978, in Johannesburg, South Africa, before moving to their Los Angeles Office in 1980 where he rose to the position of Senior Manager. He holds Bachelor degrees in both Accounting and Commerce, as well as a Higher Diploma in Accounting, all from the University of the Witwatersrand, Johannesburg. Mr. Loppert was designated a Chartered Accountant (South Africa) in 1980.

Directorships

     Ms. Weaver is a director of Primark Corporation. Mr. Friedland currently serves on the boards of Tech-Sym Corporation, Zilog, Inc. and Video Network Communications, Inc. No other directors hold directorships in any other company which has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Board Committees and Meetings

     The Company has standing Audit and Compensation Committees of the Board of Directors. The members of the committees are identified in the above-referenced descriptions.

     The Audit Committee recommends for approval by the Board of Directors a firm of certified public accountants whose duty it is to audit the consolidated financial statements of the Company for the fiscal year in which they are appointed, and monitors the effectiveness of the audit effort, the Company's internal and financial accounting organization and controls and financial reporting. The audit committee held two meetings during 1999.

     The Compensation Committee administers the Company's 1996 Non-Qualified Stock Option Plan, the 1999 Flexible Stock Plan and the 1999 Employees Stock Purchase Plan, including the review and grant of stock options to officers and other employees under such plans, and recommends the adoption of new plans. The Compensation Committee also reviews and approves various other Company compensation policies and matters and reviews and approves salaries and other matters relating to the executive officers of the Company. The Compensation Committee reviews all senior corporate employees after the end of each fiscal year to determine compensation for the subsequent year. Particular attention is paid to each employee's contributions to the current and future success of the Company along with their salary level as compared to the market value of personnel with similar skills and responsibilities. The Compensation Committee also looks at accomplishments which are above and beyond management's normal expectations for their positions. The Compensation Committee met three times during 1999.

     The Board of Directors held 9 meetings during 1999 and acted by written consent 46 times during 1999. During the year, all Directors attended 75% or more of the Board of Directors' meetings and the Board Committees to which they were assigned.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the officers and directors of the Company and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of all such reports to the Company. The Company believes, based on its stock transfer records and other information available to it, that all reports required under Section 16(a) were timely filed during 1999.

ITEM 11.      EXECUTIVE COMPENSATION


     The following table sets forth certain summary information concerning the total remuneration paid in 1999 and the two prior fiscal years to the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers.


                                            Summary Compensation Table
                                                                               Long-Term Compensation
                                                                         --------------------------------
                                        Annual Compensation                    Awards            Payouts
                                -------------------------------------    ----------------------  -------
                                                            Other
                                                            Annual       Restricted                             All Other
       Name and                                             Compensa-    Stock       Options/      LTIP         Compen-
Principal Position (1)    Year     Salary($)  Bonus ($)(2)  tion ($)(3)  Awards($)   SAR's (#)(4)  Payouts (#)  sation ($)
-----------------------   ----    ----------  ------------  -----------  ----------  ------------  -----------  ----------
Richard J. Sullivan       1999    $ 457,500   $3,000,000    $   9,115       --       1,000,000        --          $  --
  Chairman, CEO and       1998    $ 345,833   $  180,000    $  79,882       --       1,500,000        --          $  --
  Secretary               1997    $ 116,669   $  140,000    $   3,623       --       1,000,000        --          $  --

Garrett A. Sullivan (5)   1999    $ 165,000   $1,500,000    $   8,832       --         500,000        --          $  --
  Director, President     1998    $ 144,165   $   90,000    $   8,842       --         475,000        --          $  --
  and COO                 1997    $ 105,499   $   75,000    $     811       --         350,000        --          $  --

Jerome C. Artigliere (6)  1999    $  98,726   $  150,000    $   1,938       --         100,000        --          $  --
  Vice President,         1998    $  85,000   $   25,000    $   1,938       --          50,000        --          $  --
    Treasurer             1997          N/A          N/A          N/A       N/A           N/A        N/A            N/A

Michael E. Krawitz (7)    1999    $  94,027   $  150,000    $   1,541       --         125,000        --          $  --
  Vice President          1998          N/A          N/A          N/A       N/A           N/A        N/A            N/A
                          1997          N/A          N/A          N/A       N/A           N/A        N/A            N/A

David A. Loppert (8)      1999    $ 150,000   $  750,000    $  19,775       --         250,000        --          $  --
  Vice President,         1998    $ 123,537   $   40,000    $  15,925       --         285,000        --          $  --
  Chief Financial Officer 1997    $  64,423   $   25,000    $     --        --         150,000        --          $  --


----------------------------
(1) No executive officer served pursuant to an employment contract through the 1996 fiscal year. See "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" below for agreements entered into subsequent to December 31, 1996.

(2) The amounts in the Bonus column were discretionary awards granted by the Compensation Committee in consideration of the contributions of the respective named executive officers.

(3) Includes, in 1998 for Richard J. Sullivan, $73,394 reimbursed for the payment of taxes. Prior to June 1997, Mr. Sullivan did not receive a salary from the Company.

(4)  Indicates number of securities underlying options.

(5)  Mr. Sullivan was Acting Chief Financial Officer until February 1997.

(6) Mr. Artigliere began his employment with a subsidiary of the Company in January, 1998 and was appointed an officer of the Company in April, 1998.

(7)  Mr. Krawitz joined the Company in April 1999.

(8) Mr. Loppert was employed as Vice President, Treasurer, Chief Financial Officer of the Company in February 1997.

Option Grants in Last Fiscal Year

     The following table contains information concerning the Company's grant of Stock Options under the Company's 1999 Flexible Stock Plan and the 1996 Non-Qualified Stock Option Plan to the named executive officers during 1999:


                                              Option Grants In Last Fiscal Year

                                                      Individual Grants
                                 -------------------------------------------------------------
                                    Number of      % of Total
                                   Securities        Options
                                   Underlying      Granted to     Exercise                       Grant Date
                                     Options      Employees in      Price                      Present Value
        Name                     Granted (#)(1)        1999         ($/Sh)   Expiration Date       ($) (2)
--------------------             --------------   ------------    --------   ---------------   -------------
Richard J. Sullivan                1,000,000         20.1%        $ 2.03           May-05       $ 1,170,000
Garrett A. Sullivan                  500,000         10.1%        $ 2.03           May-05       $   585,000
Jerome C. Artigliere                  25,000          0.5%        $ 2.76       January-05       $    29,250
                                      75,000          1.5%        $ 2.03           May-05       $    87,750
Michael E. Krawitz                    50,000          1.0%        $ 2.00         April-05       $    58,500
                                      25,000          0.5%        $ 2.03           May-05       $    29,250
                                      50,000          1.0%        $ 2.00       October-05       $    58,500
David A. Loppert                     250,000          5.0%        $ 2.03           May-05       $   292,500

---------------
(1) Options granted under the 1996 Non-Qualified Stock Option Plan and the 1999 Flexible Stock Plan were granted at an exercise price equal to the greater of the fair market value of the Company's common shares on the grant date or $2.00. These options are exercisable over a five-year period beginning with the first anniversary of the grant date.

(2) Based on the grant date present value of $1.17 per option share which was derived using the Black-Scholes option pricing model in accordance with rules and regulations of the Securities Exchange Commission and not intended to forecast future appreciation of the Company's common share price. The Black-Scholes model was used with the following assumptions: dividend yield of 0%; expected volatility of 43.41%; risk-free interest rate of 6.36%; and expected lives of 5 years.

Option Exercises and Fiscal Year-End Values

     The  following  table  sets  forth  information  with  respect to the named
executive   officers   concerning  the  exercise  of  options  during  1999  and
unexercised options held on December 31, 1999:

                 Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                               Number of Securities          Value of Unexercised In-
                                                               Underlying Unexercised        The-Money Options at Year
                                 Exercised in 1999             Options at Year End 1999(#)   End 1999 ($) (2)
                           ---------------------------      ------------------------------   -------------------------
                             Shares
                          Acquired Upon        Value
        Name              Exercise (#)    Realized ($)(1)   Exercisable    Unexercisable    Exercisable     Unexercisable
--------------------      -------------   ---------------   -----------    -------------    -----------     -------------
Richard J. Sullivan          --           $   --            3,185,000       1,000,000       $ 11,726,762    $ 5,470,000
Garrett A. Sullivan        60,000         $ 350,780           915,000         500,000       $  3,369,994    $ 2,735,000
Jerome C. Artigliere       50,000         $ 208,750              --           100,000       $       --      $   528,687
Michael E. Krawitz           --           $   --                 --           125,000       $       --      $   686,750
David A. Loppert          128,000         $ 719,581           307,000         250,000       $  1,204,850    $ 1,367,500

-----------------------
(1) The values realized represents the aggregate market value of the shares covered by the option on the date of exercise less the aggregate exercise price paid by the executive officer, but do not include deduction for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares.

(2) The value of the unexercised in-the-money options at December 31, 1999 assumes a fair market value of $7.50, the closing price of the Company's Common Stock as reported on the Nasdaq Stock Market on December 31, 1999. The values shown are net of the option exercise price, but do not include deduction for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares.


Compensation Pursuant to Plans

     Cash and Stock Incentive Compensation Programs. To reward performance, the Company provides its executive officers and its divisional executive officers with additional compensation in the form of a cash bonus and/or stock awards. No fixed formula or weighting is applied by the Compensation Committee to corporate performance versus individual performance in determining these awards. The amounts of such awards are determined by the Compensation Committee acting in its discretion. Such determination, except in the case of the award for the Chairman, is made after considering the recommendations of the Chairman and President and such other matters as the Compensation Committee deems relevant. The Compensation Committee, acting in its discretion, may determine to pay a lesser award than the maximum specified. The amount of the total incentive is divided between cash and stock at the discretion of the Compensation Committee.

    For 2000, the Committee has authorized a bonus pool of up to $10 million upon the sale by the Company of at least $100 million of Company assets (other than transactions in the ordinary course of business).

     Stock Options Granted under the 1996 Non-Qualified Stock Option Plan and the 1999 Flexible Stock Plan. The 1996 Non-Qualified Stock Option Plan and the 1999 Flexible Stock Plan are long-term plans designed to link rewards with shareholder value over time. Stock options are granted to aid in the retention of employees and to align the interests of employees with shareholders. The value of the stock options to an employee increases as the price of the Company's stock increases above the fair market value on the grant date, and the employee must remain in the Company's employ for the period required for the stock option to be exercisable, thus providing an incentive to remain in the Company's employ.


     These Plans allow grants of stock options to all employees of the Company, including executive officers. Grants to executive officers of the Company and to officers of the Company's subsidiaries are made at the discretion of the Compensation Committee. The Compensation Committee may also make available a pool of options to each subsidiary to be granted at the discretion of such subsidiary's president.

     Other than as otherwise disclosed herein, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals described above.

Compensation of Directors

     Prior to the fourth quarter of 1998, non-employee directors of the Company received a fee of $250 per meeting, for their attendance at meetings of the Company's Board of Directors. Beginning in the fourth quarter of 1998, the non-employee director compensation was changed to fixed quarterly fees in the amount of $5,000 per non-employee director. In addition, non-employee directors receive a quarterly fee in the amount of $1,000 for each committee on which they are a member. Reasonable travel expenses are reimbursed when incurred. Individuals who become directors of the Company are automatically granted an initial option to purchase 25,000 shares of Common Stock on the date they become directors. Each of such options is granted pursuant to the Company's 1996
Non-Qualified Stock Option Plan or the 1999 Flexible Stock Plan on terms and conditions determined by the Board of Directors. In addition, the following options were granted to directors in 1999: Richard S. Friedland - 125,000 at $2.00 in October 1999 and 25,000 at $2.375 in November 1999; Arthur F. Noterman, Daniel E. Penni and Constance K. Weaver each - 125,000 in May 1999 at $2.03 and 25,000 each at $2.375 in November 1999; and Angela M. Sullivan - 125,000 at $2.03 in May 1999. In addition, each of Messrs. Friedland, Noterman, Penni and Weaver received a Bonus of $75,000. Directors who are not also executive officers are not eligible to participate in any other benefit plan of the Company.

Compensation Committee Interlocks and Insider Participation

     Richard J. Sullivan, the Chief Executive Officer of the Company, is a member of the Compensation Committee.

Employment  Contracts  and  Termination  of  Employment  and   Change-In-Control
Arrangements

     The Company, or its subsidiary, has entered into an employment agreement with the following named executive officers:

                                                                     Base
           Name                 Length           Commencing         Salary
     -----------------          ----------     ---------------    -------------
     Richard J. Sullivan        5 Years(1)       March 1, 2000    $ 450,000 (2)
     Garrett A. Sullivan        5 Years(1)       March 1, 2000    $ 165,000
     Jerome C. Artigliere       3 Years        January 5, 1998    $ 100,000 (3)
     Michael E. Krawitz         5 Years         April 12, 1999    $ 130,000
     David A. Loppert           5 Years(1)       March 1, 2000    $ 150,000

     ---------------------------------

(1) Automatically renewed for successive additional one-year terms on each anniversary.

(2)  Provides for a minimum annual bonus of $140,000.

(3)  Effective as of February 1, 1999.


     In 1997, the Company entered into employment agreements with Richard J. Sullivan, Chairman; Garrett A. Sullivan, President; and David A. Loppert, Chief Financial Officer. These agreements were amended and restated effective March 1, 2000. Such employment agreements, as amended and restated, include certain "change of control" provisions. Upon a change of control all unvested stock options become immediately exercisable. Also, at the employee's option, he may terminate his employment under the agreement at any time within one year after such change of control. The Company shall pay to the employee a severance payment equal to the maximum amount which would not result in such payment being an excess parachute payment as defined in the Internal Revenue Code of 1986, as amended (the "Code") which would be subject to an excise tax. Additionally, upon termination of employment for any reason other than for breach under the agreement, each of Garrett Sullivan and David Loppert shall be entitled to receive from the Company 60 equal monthly payments of 8.333% of his compensation from the Company over the 12-month period for which his compensation was the greatest, and Mr. Richard Sullivan shall receive 60 monthly payments of $37,500 each. These payments are reduced by any severance payments. Such employment agreements also provide that, if any payments from the Company are subject to the excise tax described above, the Company will make a gross up payment in an amount which covers the excise tax due plus the excise and income taxes payable on the gross up payment. Mr. Richard Sullivan's agreement provides that he may elect to receive a percentage of his salary for each 12-month period in the Company's Common Stock. For the twelve-month period commencing July 1, 1999, Mr. Sullivan did not elect to receive any of his compensation in stock. In addition, the Company agreed to transfer to Richard Sullivan certain other property valued at approximately $0.5 million upon his relocation to the Palm Beach, Florida area. The Company would also be required to make a gross up payment that covers all U.S. federal and state income taxes payable by Mr. Sullivan, if any, as a result of the transfer.

     Additionally, the agreements for both Richard Sullivan and Garrett Sullivan provide for certain "triggering events" which include a change in control of the Company, the termination of Richard Sullivan's employment other than for a material breach of the terms of his employment agreement, or if Richard Sullivan ceases to hold his current positions with the Company for any reason other than a material breach of the terms of his employment agreement. Within ten days of the occurrence of a triggering event, the Company shall pay, in cash or in stock, or in a combination thereof, $12.1 million and $3.5 million, respectively, to Richard Sullivan and to Garrett Sullivan.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Ownership of Equity Securities in the Company

     The following table sets forth information regarding beneficial ownership of the Company's Common Stock by each director and by each executive officer named in the Summary Compensation Table and by all the directors and executive officers as a group as of December 31, 1999:


                                     Aggregate Number Of           Percent of
                                     Shares Beneficially          Outstanding
               Name                       Owned (1)                  Shares
--------------------------------     -------------------------    -------------
Richard J. Sullivan                       3,975,223 (2)                8.2%
Garrett A. Sullivan                         915,000                    1.9%
Richard S. Friedland                           --                        *
Arthur F. Noterman                          270,000                      *
Daniel E. Penni                             584,065                    1.2%
Angela M. Sullivan                          860,974 (2)                1.8%
Constance K. Weaver                         143,000                      *
Jerome C. Artigliere                         25,000                      *
Michael E. Krawitz                           57,200                      *
David A. Loppert                            352,000                      *
All Directors and Executive
Officers as a Group (14 Persons)          7,303,655                   15.1%

-----------------------

*    Represents  less than 1% of the  issued  and  outstanding  shares of Common
     Stock of the Company.

(1) This table includes presently exercisable stock options. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Richard J. Sullivan - 3,185,000; Garrett A. Sullivan - 915,000; Arthur F. Noterman - 225,000; Daniel E. Penni - 225,000; Angela M. Sullivan - 225,000; Constance K. Weaver - 135,000; Jerome C. Artigliere - 25,000; Michael E. Krawitz - 50,000; David
     A. Loppert - 307,000; and all directors and executive officers as a group - 5,380,000.

(2) Includes 263,797 shares owned by The Bay Group and 367,177 shares owned by Great Bay Technology, Inc. The Bay Group is controlled by Richard J. Sullivan and Angela M. Sullivan. Great Bay Technology, Inc. is controlled by Richard J. Sullivan, Angela M. Sullivan and Stephanie Sullivan.

     The following table sets forth information concerning warrants to purchase shares of the Company's Common Stock which are owned beneficially by directors and the named executive officers of the Company individually and as a group as of December 31, 1999:


                                      Class of     Number of      Percent of    Exercise Price
       Name                           Warrants     Warrants (1)      Class        Per Share
----------------------------          --------     ------------  -----------    --------------

Richard J. Sullivan (2)               Class K      250,000          100.0%         $ 5.31
                                      Class S      376,700          100.0%         $ 2.00
Garrett A. Sullivan                      --          --               --              --
Richard S. Friedland                     --          --               --              --
Arthur F. Noterman                       --          --               --              --
Daniel E. Penni                          --          --               --              --
Angela M. Sullivan (2)                Class K      250,000          100.0%         $ 5.31
                                      Class S      376,700          100.0%         $ 2.00
Constance K. Weaver                      --          --               --              --
Jerome C. Artigliere                     --          --               --              --
Michael E. Krawitz                       --          --               --              --
David A. Loppert                         --          --               --              --
All Directors and Executive           Class K      250,000          100.0%         $ 5.31
   Officers as a Group                Class S      376,700          100.0%         $ 2.00
   (14 Persons)

---------------------

(1) Pursuant to Rule 13d-3 under the Exchange Act, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct a disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.

(2)  Represents  warrants  owned  by  Great  Bay  Technology,   Inc.  Great  Bay
     Technology, Inc. is controlled by Richard J. Sullivan, Angela M. Sullivan and Stephanie Sullivan.


Principal Shareholders

     Set forth in the table below is information as of December 31, 1999 with respect to persons known to the Company (other than the directors and executive officers shown in the preceding table) to be the beneficial owners of more than five percent of the Company's issued and outstanding Common Stock:

                                    Number of Shares
Name and Address                    Beneficially Owned         Percent Of Class
-----------------------------       ------------------         ----------------

None



Changes in Control

     There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Indebtedness of Management

     Garrett A. Sullivan, the Company's President, had executed two promissory notes in favor of the Company; one in the amount of $75,000, bearing interest at 7% per annum, and one in the amount of $102,216.19, which was non-interest bearing and was repayable from the proceeds of the sale of any shares of Common Stock Mr. Sullivan received upon exercise of warrants or options. Both notes were repaid in full by Mr. Sullivan in 1999.

     Daniel E. Penni, a member of the Company's Board of Directors, has executed a revolving line of credit promissory note in favor of Applied Digital Solutions Financial Corp., a subsidiary of the Company, in the amount of $450,000. The promissory note is payable on demand, with interest payable monthly on the unpaid principal balance at the rate equal to one percentage point above the base rate announced by State Street Bank and Trust Company (which interest rate shall fluctuate contemporaneously with changes in such base rate). As of April 10, 2000, $425,000 had been advanced under this note.

     David A. Loppert, the Company's Chief Financial Officer, has executed a promissory note in favor of the Company in the amount of $260,000. The promissory note is non-interest bearing and was executed as consideration for the purchase by Mr. Loppert of 100,000 shares of the Company's Common Stock. As of April 10, 2000, $90,000 was outstanding.

Earnout Agreements

     The Company has entered into earnout arrangements with certain sellers of companies in which the Company acquired an interest under which the sellers are entitled to additional consideration for their interests in the companies they sold to the Company. Under these agreements, assuming that all earnouts are achieved, the Company is contingently liable for additional consideration amounting to approximately $2.7 million based on achieved 1999 results, approximately $12.7 million based on agreements coming due in 2000 and achieved 2000 results, approximately $7.1 million based on achieved 2001 results, approximately $1.8 million based on achieved 2002 results and approximately $2 million based upon achieved 2004 results.

Put Options

     The Company has entered into put options with the sellers of those companies in which the Company acquired less than a 100% interest. These options require the Company to purchase the remaining portion the Company does not own after periods ranging from four to five years from the dates of acquisition at amounts per share generally equal to 10% to 20% of the average annual earnings per share of the company before income taxes for, generally, a two-year period ending on the effective date of the put multiplied by a multiple ranging from four to five. The Company has entered into agreements to acquire for approximately $3.9 million, put options in certain subsidiaries of the Company's subsidiary, IntelleSale.com. In addition, based upon current earnings, assuming all other put options were exercised, the Company is contingently liable for approximately an additional $6.9 million in the next two years.

Employment Agreements

     At the time the Company acquires a particular company, the Company generally enters into employment agreements with the key sellers/officers of the acquired company. The agreements are for periods of one to ten years, and some provide for bonus arrangements based on the earnings of the subsidiary.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Palm Beach, State of Florida, on June 23, 2000.

                                  APPLIED DIGITAL SOLUTIONS, INC

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

         Signature                                            Title                             Date
         ---------                                            -----                             ----
                                                   Chairman of the Board of
                                                     Directors, Chief Executive
                                                     Officer and Secretary
            /S/ RICHARD J. SULLIVAN                  (Principal Executive Officer)           June 23, 2000
------------------------------------------------
             (Richard J. Sullivan)

            /S/ GARRETT A. SULLIVAN                President and Director
------------------------------------------------     (Principal Operating Officer)
             (Garrett A. Sullivan)                                                           June 23, 2000


                                                   Vice President, Chief
                                                     Financial Officer
              /S/ DAVID A. LOPPERT                                                           June 23, 2000
------------------------------------------------
               (David A. Loppert)


            /S/ LORRAINE M. BREECE                Chief Accounting Officer                   June 23, 2000
------------------------------------------------
              (Lorraine M. Breece)


            /S/ RICHARD S. FRIEDLAND               Director                                  June 23, 2000
------------------------------------------------
             (Richard S. Friedland)

              /S/ DANIEL E. PENNI                  Director                                  June 23, 2000
------------------------------------------------
               (Daniel E. Penni)

             /S/ ARTHUR F. NOTERMAN                Director                                  June 23, 2000
------------------------------------------------
              (Arthur F. Noterman)

             /S/ ANGELA M. SULLIVAN                Director                                  June 23, 2000
------------------------------------------------
              (Angela M. Sullivan)

            /S/ CONSTANCE K. WEAVER                Director                                  June 23, 2000
------------------------------------------------
             (Constance K. Weaver)

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

10.1* 1996 Non-Qualified Stock Option Plan of Applied Cellular Technology, Inc., as amended through June 13, 1998 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the Commission on December 2, 1999 (Commission File Number 333-11294))

10.2* Applied Digital Solutions, Inc. 1999 Employees Stock Purchase Plan, as amended through September 23, 1999 (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-88421) filed with the Commission on October 4, 1999)

10.3* Applied Digital Solutions, Inc. 1999 Flexible Stock Plan (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-92327) filed with the Commission on December 8, 1999)

10.4 Credit Agreement between Applied Digital Solutions, Inc. and State Street Bank and Trust Company dated as of August 25, 1998 (incorporated herein by reference to Exhibit 10.2 to the
                Company's Quarterly Report on Form 10-Q filed with the Commission on November 16, 1998 (Commission File Number 000-26020))

10.5 First Amendment to Credit Agreement between Applied Digital Solutions, Inc. and State Street Bank and Trust Company dated as of February 4, 1999 (incorporated by reference to Exhibit 10.3 the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1999 (Commission File Number 000-26020))

10.6 Amended and Restated Term and Revolving Credit Agreement, dated July 30, 1999, between the Company and IBM Credit Corporation (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 16, 1999 (Commission File Number 000-26020))

10.7 Amendment No. 1 to the Amended and Restated Term and Revolving Credit Agreement dated as of September 29, 1999 among the Company, and certain of its affiliates, and IBM Credit Corporation, and certain of its affiliates (incorporated herein by reference to Exhibit 16 to the Company's Current Report on Form 8-K/A filed with the Commission on October 5, 1999 (Commission File Number 000-26020)

10.8*           Richard J. Sullivan Employment Agreement**

10.9*           Garrett A. Sullivan Employment Agreement**

10.10*          David A. Loppert Employment Agreement**

16.1 Letter from Rubin, Brown, Gornstein & Co., LLP ("RBG") concurring with the statements made by the Company in the Form 8-K report concerning RBG's resignations as the Company's principal accountant (incorporated herein by reference to
                Exhibit 16 to the Company's Current Report on Form 8-K filed with the Commission on November 4, 1998 (Commission File Number 000-26020)

21.1            List of Subsidiaries of Applied Digital Solutions, Inc.**

23.1            Consent of PricewaterhouseCoopers LLP

23.2            Consent of Rubin, Brown, Gornstein & Co. LLP

27.1            Financial Data Schedule**

--------------------------------------------------
*        Management contract or compensatory plan.

**       Previously filed.