Form 10-Q
period 2000-06-30
APPLIED DIGITAL SOLUTIONS INC
filed 2000-08-14
CIK 924642

    As filed with the Securities and Exchange Commission on August 14, 2000
-------------------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549
                     ______________________________

                               FORM 10-Q
                               (Mark One)

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.
             For the quarterly period ended June 30, 2000

                                   or

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.
             For the transition period from _______ to _______

                   COMMISSION FILE NUMBER: 000-26020

                    APPLIED DIGITAL SOLUTIONS, INC.
       (Exact name of registrant as specified in its charter)

              MISSOURI                                  43-1641533
  (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                   Identification No.)

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
Yes     /X/  No   / /

        The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 10, 2000:


                   Class                           Number of Shares
        Common Stock; $.001 Par Value                60,053,396

                       APPLIED DIGITAL SOLUTIONS, INC.

                              TABLE OF CONTENTS


Item                      Description                                   Page

                       PART I - FINANCIAL INFORMATION

1.   Financial Statements
     Consolidated Balance Sheets -
        June 30, 2000 (unaudited) and December 31, 1999                   3
     Consolidated Statements of Operations -
        Three and Six Months ended June 30, 2000 and 1999 (unaudited) 4 Consolidated Statement of Stockholders' Equity -
        Six Months ended June 30, 2000 (unaudited)                        5
     Consolidated Statements of Cash Flows -
        Six Months ended June 30, 2000 and 1999 (unaudited)               6
     Notes to Consolidated Financial Statements (unaudited)               7
2.   Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        16
3.   Quantitative and Qualitative Disclosures About Market Risk          36

                         PART II - OTHER INFORMATION

1.   Legal Proceedings                                                   37
2.   Changes In Securities                                               38
3.   Defaults Upon Senior Securities                                     38
4.   Submission of Matters to a Vote of Security Holders                 38
5.   Other Information                                                   39
6.   Exhibits and Reports on Form 8-K                                    39

SIGNATURE                                                                40
EXHIBITS                                                                 41

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


               APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

                                                 CONSOLIDATED BALANCE SHEETS
                                               (In thousands, except par value)

                                                           ASSETS

                                                                                                 JUNE 30,
                                                                                                     2000         December 31,
                                                                                               (UNAUDITED)                1999
                                                                                               -------------------------------
CURRENT ASSETS

   Cash and cash equivalents                                                                    $  12,688            $   5,138
   Due from buyer of divested subsidiary                                                               --               31,302
   Accounts receivable  (net of allowance for doubtful
      accounts of $4,493 in 2000 and $1,698 in 1999)                                               50,122               52,170
   Inventories                                                                                     39,009               40,448
   Notes receivable                                                                                 4,463                3,822
   Prepaid expenses and other current assets                                                        9,912                6,001
------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                                     116,194              138,881

PROPERTY AND EQUIPMENT, NET                                                                        17,410               13,886

NOTES RECEIVABLE                                                                                    3,345                3,297

GOODWILL, NET                                                                                      97,359               62,000

OTHER ASSETS                                                                                       17,782               10,912
------------------------------------------------------------------------------------------------------------------------------

                                                                                                $ 252,090            $ 228,976
==============================================================================================================================


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                                                                $  31,627            $  25,211
   Current maturities of long-term debt                                                             8,953                8,038
   Due to shareholders of acquired subsidiaries                                                    18,864               15,000
   Accounts payable                                                                                23,683               29,499
   Accrued expenses                                                                                16,353               17,672
   Other current liabilities                                                                           --                2,745
------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                                 99,480               98,165

LONG-TERM DEBT                                                                                     35,050               35,317
------------------------------------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES                                                                        134,530              133,482
------------------------------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES
------------------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                                                   2,272                2,558
------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Preferred shares:
      Authorized 5,000 shares in 2000 and 1999 of $10 par value; special voting, issued and outstanding 1 share in 2000 and 1999, Class B voting, issued
         and outstanding 1 share in 2000 and 1999                                                      --                   --
   Common shares:
      Authorized 80,000 shares in 2000 and 1999 of $.001 par value;
         62,078 shares issued and 59,222 shares outstanding  in 2000
         and 51,116 shares issued and 48,260 shares outstanding in 1999                                59                   48
   Common and preferred additional paid-in capital                                                129,211               87,470
   Retained earnings                                                                               (6,236)              12,664
   Treasury stock (carried at cost, 2,856 shares)                                                  (7,310)              (7,310)
   Accumulated other comprehensive income (loss)                                                     (436)                  64
------------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                               115,288               92,936
------------------------------------------------------------------------------------------------------------------------------

                                                                                                $ 252,090            $ 228,976
==============================================================================================================================


-------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.         Page 3

              APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (In thousands, except per share data)
                                                          (UNAUDITED)

                                                                        FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                           ENDED JUNE 30,                 ENDED JUNE 30,
                                                                      ---------------------------------------------------------
                                                                          2000           1999           2000              1999
                                                                      ---------------------------------------------------------
NET OPERATING REVENUE                                                 $ 63,863       $ 72,955      $ 149,016         $ 124,528

COST OF GOODS SOLD                                                      44,660         46,672        108,570            79,782
-------------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                            19,203         26,283         40,446            44,746

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                           (24,169)       (21,724)       (44,524)          (37,816)

DEPRECIATION AND AMORTIZATION                                           (2,309)        (2,275)        (4,399)           (3,761)

UNUSUAL AND RESTRUCTURING  CHARGES                                     (17,000)            --        (17,000)           (2,550)

INTEREST INCOME                                                            369            144            566               278

INTEREST EXPENSE                                                        (1,349)          (690)        (2,467)           (1,135)
-------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES,
   MINORITY INTEREST AND EXTRAORDINARY LOSS                            (25,255)         1,738        (27,378)             (238)

PROVISION (BENEFIT) FOR INCOME TAXES                                    (8,123)         1,017         (8,721)              442
-------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE MINORITY INTEREST AND
   EXTRAORDINARY LOSS                                                  (17,132)           721        (18,657)             (680)

MINORITY INTEREST                                                          596            220            243               464
-------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                                (17,728)           501        (18,900)           (1,144)

EXTRAORDINARY LOSS (NET OF TAXES OF $89)                                    --            160             --               160
-------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                    $(17,728)      $    341      $ (18,900)         $ (1,304)
===============================================================================================================================

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                               $   (.35)      $    .01      $    (.38)         $   (.03)

EXTRAORDINARY LOSS                                                          --             --             --                --
-------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE - BASIC                            $   (.35)      $    .01      $    (.38)         $   (.03)
===============================================================================================================================

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                               $   (.35)      $    .01      $    (.38)         $   (.03)

EXTRAORDINARY LOSS                                                          --             --             --                --
-------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE - DILUTED                          $   (.35)      $    .01      $    (.38)         $   (.03)
===============================================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING - BASIC                                    50,995         46,325         50,003            45,347

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - DILUTED                                         50,995         46,829         50,003            45,347


-------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.         Page 4

             APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                         FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000
                                                        (In thousands)
                                                         (UNAUDITED)

                                                                                                          ACCUMULATED
                                                                                                                OTHER
                                                                                                              COMPRE-       TOTAL
                                PREFERRED SHARES       COMMON SHARES   ADDITIONAL                             HENSIVE      STOCK-
                               ------------------     ---------------     PAID-IN    RETAINED    TREASURY      INCOME    HOLDERS'
                               NUMBER      AMOUNT     NUMBER   AMOUNT     CAPITAL    EARNINGS       STOCK      (LOSS)      EQUITY
----------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1999        --       $  --     48,260     $ 48    $ 87,470    $ 12,664     $(7,310)      $  64    $ 92,936

 Net loss                          --          --         --       --          --     (18,900)         --          --

 Comprehensive loss -
  foreign currency translation     --          --         --       --          --          --          --        (500)

    Total comprehensive loss       --          --         --       --          --     (18,900)         --        (500)    (19,400)

 Issuance of common shares         --          --      1,478        2       4,574          --          --          --       4,576

 Issuance of common shares for
  acquisition                      --          --      9,166        9      36,215          --          --          --      36,224

 Warrants redeemed for common
  shares                           --          --        318       --         952          --          --          --         952
----------------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2000            --       $  --     59,222     $ 59    $129,211    $ (6,236)    $(7,310)      $(436)   $115,288
==================================================================================================================================


-------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.         Page 5

             APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                  (UNAUDITED)

                                                                                                         FOR THE SIX MONTHS
                                                                                                           ENDED JUNE 30,
                                                                                                    ---------------------------
                                                                                                        2000              1999
                                                                                                    ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                                         $(18,900)         $ (1,304)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                                                 4,399             3,761
         Minority interest                                                                               243               464
         (Gain) loss on sale of equipment                                                                 (4)               59
         Non-cash unusual and restructuring charges                                                   17,000               251
         Change in assets and liabilities, excluding unusual charges:
            (Increase) decrease in accounts receivable                                                 3,969            (4,781)
            Increase in inventories                                                                   (6,712)           (5,809)
            Increase in prepaid expenses and other current assets                                     (3,754)             (277)
            Increase in deferred tax asset                                                            (6,571)               --
            Increase (decrease) in accounts payable and accrued
               expenses                                                                              (18,309)            4,776
-------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                                (28,639)           (2,860)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in due from buyer of divested subsidiary                                                  31,302                --
   Increase in notes receivable                                                                         (689)              (34)
   Increase in other assets                                                                             (182)           (1,081)
   Proceeds from sale of property and equipment                                                           32                90
   Payments for property and equipment                                                                (4,328)           (2,586)
   Payments for asset and business
      acquisitions (net of cash balances acquired)                                                    (1,709)          (15,838)
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                   24,426           (19,449)
-------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Net amounts borrowed (paid) on notes payable                                                        6,188           (11,119)
   Proceeds from long-term debt                                                                        4,866            44,765
   Payments on long-term debt                                                                         (4,650)           (7,252)
   Issuance of common shares                                                                           5,359                --
   Other financing costs                                                                                  --            (3,065)
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                             11,763            23,329
-------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                              7,550             1,020

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                        5,138             4,555
-------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                           $ 12,688          $  5,575
===============================================================================================================================

-------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.         Page 6

                  APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Applied Digital Solutions, Inc. (the "Company") as of June 30, 2000 and December 31, 1999 and for the three and six months ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made.

     The consolidated statements of operations for the three and six months ended June 30, 2000 is not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.

2.   PRINCIPLES OF CONSOLIDATION

     The financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.   INVENTORY

                                                June 30,            December 31,
                                                    2000                    1999
                                              -----------         ---------------
      Raw materials                              $ 3,930                 $ 4,648
      Work in process                              1,600                   1,195
      Finished goods                              34,100                  35,602
                                              -----------         ---------------
                                                  39,630                  41,445
      Allowance for excess and obsolescence         (621)                   (997)
                                              -----------         ---------------
                                                 $39,009                 $40,448
                                              ===========         ===============

     As discussed in Note 5, the $8.5 million unusual charge has been recognized as a write-off of specific inventory items.

4.   FINANCING AGREEMENTS

     In August 1998, the Company entered into a $20 million line of credit with State Street Bank and Trust Company secured by all of our domestic assets at the prime lending rate or at the London Interbank Offered Rate, at our discretion. In February 1999, the amount of the credit available under the facility was increased to $23 million. On May 25, 1999, the Company entered into a Term and Revolving Credit Agreement with IBM Credit Corporation (the "IBM Agreement"). On May 26, 1999, the Company repaid the amount due to State Street Bank and Trust Company.
On July 30, 1999 the IBM Agreement was amended and restated, and it was again amended on January 27, 2000. The IBM Agreement, as amended, provides for:

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

     The revolving credit line may be used for general working capital requirements, capital expenditures and certain other permitted purposes and is repayable in full on May 25, 2002. The USA revolving credit line bears interest at the 30-day LIBOR rate plus 1.75% to 1.90% depending on the Company's leverage ratio; the Canadian revolving credit line bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 0.1707% to .3207%, depending on the Company's leverage ratio. As of June 30, 2000, the LIBOR rate was approximately 6.5% and approximately $30.6 million was outstanding on the revolving credit line, which is included in notes payable.

     Term loan A, which was used to pay off State Street Bank and Trust Company, bears interest at the 30-day LIBOR rate plus 1.75% to 1.90%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of June 30, 2000, approximately $18.3 million was outstanding on this loan.

     Term loan B, which may be used for acquisitions, bears interest at the 30-day LIBOR rate plus 1.75% to 1.90%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002.
As of June 30, 2000, approximately $22.3 million was outstanding on this loan.

     Term loan C, which was used by our Canadian subsidiary to pay off their bank debt, bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 0.1707%, to 0.3207%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of June 30, 2000, Toronto-Dominion's rate was approximately 7.5% and approximately $2.7 million was outstanding on this loan.

     The agreement contains standard debt covenants relating to the financial position and performance as well as restrictions on the declarations and payment of dividends. As of June 30, 2000, the Company was not in compliance with three of its four debt covenants and is negotiating waivers with IBM Credit Corporation. The Company believes it will be successful in negotiating waivers and therefore, has classified the term loans as noncurrent.

                  APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (UNAUDITED)


5.   UNUSUAL AND RESTRUCTURING CHARGES

Unusual Charges
---------------

     In the second quarter of 2000 the Company's subsidiary, IntelleSale.com, Inc. ("IntelleSale"), recorded a pre-tax charge of $17.0 million, $14.0 million of which related to reserves established in association with the discovery of potential impropriety and possible fraud and misrepresentations in connection with the purchase of Bostek, Inc. and affiliate ("Bostek"), which was acquired by IntelleSale in June 1999, and $3.0 million of which related to fees and expenses incurred in connection with IntelleSale's cancelled Initial Public Offering ("IPO") and certain other intangible assets. The $14.0 million charge is composed of an inventory reserve of $8.5 million for products IntelleSale expects to sell below cost and $5.5 million related to specific accounts and other receivables.

     The former Bostek owners filed a lawsuit against the Company and IntelleSale claiming that their earnout payment was inadequate. The Company and IntelleSale believe that the claim is without merit and intend to defend it vigorously, and have filed counterclaims alleging, among other things, fraud on the part of the former Bostek owners. IntelleSale has also filed a lawsuit in Massachusetts seeking to recover the damages it has sustained which may exceed the second quarter unusual charge.

Restructuring Charge
--------------------

     In the first quarter of 1999, a pre-tax charge of $2.5 million was recorded to cover restructuring costs of $2.2 million and unusual charges of $0.3 million.

     As part of the Company's reorganization of its core business into four reportable business groups, the Company has implemented a restructuring plan. The restructuring plan includes the exiting of selected lines of business within the Company's Telephony and Applications business groups, and the associated write-off of assets. The restructuring charge of $2.2 million included asset impairments, primarily software and other intangible assets, of $1.5 million, lease terminations of $0.5 million, and employee separations of $0.2 million. The total charge reduced net income by $1.6 million.

     The following table sets forth the rollforward of the liabilities for business restructuring from January 1, 1999 through June 30, 2000:

                                  Balance,                                      Balance                       Balance
                                January 1,                                 December 31,                      June 30,
   Type of Cost                       1999      Additions     Deductions           1999     Deductions           2000
----------------------------------------------------------------------------------------------------------------------
   Asset impairment                $    --      $   1,522      $   1,522        $    --       $     --       $     --
   Lease terminations                   --            541            342            199            199             --
   Employee separations                 --            173            123             50             --             50
                                   -----------------------------------------------------------------------------------
   Total                           $    --      $   2,236      $   1,987        $   249       $    199       $     50
                                   ===================================================================================

6.   EXTRAORDINARY LOSS

     In connection with the early retirement of the Company's line of credit with State Street Bank and Trust Company and its simultaneous refinancing with IBM Credit Corporation, deferred financing fees associated with the State Street Bank and Trust agreement were written off during the second quarter of 1999. The total amount of the write off classified as an extraordinary loss was $0.2 million, net of income taxes.

                  APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (UNAUDITED)


7.   EARNINGS (LOSS) PER SHARE

     The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share

                                                                    --------------------------------------------------------
                                                                             THREE MONTHS               SIX MONTHS ENDED
                                                                                ENDED                      JUNE 30,
                                                                               JUNE 30,
                                                                    --------------------------------------------------------
                                                                          2000           1999           2000           1999
                                                                          ----           ----           ----           ----
NUMERATOR:
Net income (loss) available to common stockholders                    $(17,728)        $  341       $(18,900)       $(1,304)
                                                                    ========================================================

DENOMINATOR:
Denominator for basic income (loss) per share -
Weighted-average shares<F1>                                             50,995         46,325         50,003         45,347
Effect of dilutive securities -
   Warrants                                                                 --            155             --             --
   Employee stock options                                                   --            349             --             --
                                                                    --------------------------------------------------------

Denominator for diluted income (loss) per share<F2>                     50,995         46,829         50,003         45,347
                                                                    ========================================================
Basic income (loss) per share                                           $(0.35)        $ 0.01         $(0.38)       $ (0.03)
                                                                    ========================================================
Diluted income (loss) per share                                         $(0.35)        $ 0.01         $(0.38)       $ (0.03)
                                                                    ========================================================

<F1> Includes, for the three and six month periods ended June 30, 2000 and 1999, 0.5 and 1,353 shares of common stock, respectively, reserved for issuance to the holders of ACT-GFX, Inc.'s exchangeable shares and for the three and six month periods ended June 30, 1999, 1,393 shares of common stock reserved for issuance to the holders of TigerTel Services Limited's (formerly Commstar Ltd.) exchangeable shares.

<F2> The weighted average shares listed below were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:

                                                                              ----------------------------------------------
                                                                                 THREE MONTHS           SIX MONTHS ENDED
                                                                                ENDED JUNE 30,              JUNE 30,
                                                                              ----------------------------------------------
                                                                                   2000              2000              1999
                                                                                   ----              ----              ----
      Employee stock options                                                      2,993             3,999               413
      Warrants                                                                      245               389               229
      Contingent stock - acquisitions                                                --                58                --
                                                                              ----------------------------------------------
                                                                                  3,238             4,445               642
                                                                              ==============================================

                  APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (UNAUDITED)


8.   SEGMENT INFORMATION

     The Company is organized into six operating segments. The "eliminations" category includes all amounts recognized upon consolidation of the Company's subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities and goodwill amortization expense. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices and segment data includes an allocated charge for the corporate headquarters costs. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. The Company evaluates performance based on stand-alone segment operating income. Certain prior period information has been reclassified for comparative purposes.

     Following is the selected segment data as of and for the three months ended June 30, 2000:

              -------------------------------------------------------------------------------------------------------------
                                                      Appli-    Intelle-               Corporate     Elimi-     Consol-
               Telephony     Network    Internet     cations    Sale.com    Non-Core    Overhead    nations      idated
              -------------------------------------------------------------------------------------------------------------
External
revenue          $10,436     $11,022      $2,797      $9,498     $21,081      $9,019         $10        $ --     $63,863
Intersegment
revenue               --          --          --          --       1,500          --          --      (1,500)         --
              -------------------------------------------------------------------------------------------------------------
Total revenue    $10,436     $11,022      $2,797      $9,498     $22,581      $9,019         $10     $(1,500)    $63,863
              =============================================================================================================

Income (loss)
before benefit
for income
taxes and
minority
interest          $1,614        $591        $(52)      $(626)   $(21,724)      $(789)    $(3,114)    $(1,155)   $(25,255)
              =============================================================================================================

Total assets     $29,449     $10,333      $4,364     $24,279     $53,206     $24,607    $247,689   $(140,008)   $253,919
              =============================================================================================================

     Following is the selected segment data as of and for the six months ended June 30, 2000:

              -------------------------------------------------------------------------------------------------------------
                                                      Appli-    Intelle-               Corporate     Elimi-     Consol-
               Telephony     Network    Internet     cations    Sale.com    Non-Core    Overhead    nations      idated
              -------------------------------------------------------------------------------------------------------------
External
revenue          $14,934     $18,267      $4,823     $18,432     $69,418     $23,035        $107        $ --    $149,016
Intersegment
revenue               --          --          --          --       4,000          --          --      (4,000)         --
              -------------------------------------------------------------------------------------------------------------
Total revenue    $14,934     $18,267      $4,823     $18,432     $73,418     $23,035        $107     $(4,000)   $149,016
              =============================================================================================================

Income (loss)
before benefit
for income
taxes and
minority
interest          $1,152        $843        $(46)      $(654)   $(21,212)       $212     $(5,717)    $(1,956)   $(27,378)
              =============================================================================================================

Total assets     $29,449     $10,333      $4,364     $24,279     $53,206     $24,607    $247,689   $(140,008)   $253,919
              =============================================================================================================

                  APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (UNAUDITED)


     Following is the selected segment data as of and for the three months ended June 30, 1999:

              -------------------------------------------------------------------------------------------------------------
                                                      Appli-    Intelle-               Corporate     Elimi-     Consol-
               Telephony     Network    Internet     cations    Sale.com    Non-Core    Overhead    nations      idated
              -------------------------------------------------------------------------------------------------------------
External
revenue          $13,523      $8,501      $2,121      $7,943     $23,499     $17,349         $19        $ --     $72,955
Intersegment
revenue               --          --          --          --         655          --          --        (655)         --
              -------------------------------------------------------------------------------------------------------------
Total revenue    $13,523      $8,501      $2,121      $7,943     $24,154     $17,349         $19       $(655)    $72,955
              =============================================================================================================

Income (loss)
before
provision
(benefit) for
income taxes,
minority
interest and
extraordinary
loss                $191        $781        $260        $331      $1,367        $747     $(1,501)      $(438)     $1,738
              =============================================================================================================

Total assets     $27,382      $8,250      $2,128     $26,368     $49,664     $32,109    $202,623   $(140,903)   $207,621
              =============================================================================================================

     Following is the selected segment data as of and for the six months ended June 30, 1999:

              -------------------------------------------------------------------------------------------------------------
                                                      Appli-    Intelle-               Corporate     Elimi-     Consol-
               Telephony     Network    Internet     cations    Sale.com    Non-Core    Overhead    nations      idated
              -------------------------------------------------------------------------------------------------------------
External
revenue          $23,532     $12,507      $2,121     $14,698     $39,072     $32,559         $39        $ --    $124,528
Intersegment
revenue               --          --          --          --       2,188          --          --      (2,188)         --
              -------------------------------------------------------------------------------------------------------------
Total revenue    $23,532     $12,507      $2,121     $14,698     $41,260     $32,559         $39     $(2,188)   $124,528
              =============================================================================================================

Income (loss)
before
provision
(benefit) for
income taxes,
minority
interest and
extraordinary
loss                $557        $968        $257       $(120)     $3,656        $944     $(5,675)      $(825)      $(238)
              =============================================================================================================

Total assets     $27,382      $8,250      $2,128     $26,367     $49,664     $32,108    $202,623   $(140,903)   $207,621
              =============================================================================================================

                  APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (UNAUDITED)


9.   MERGERS AND ACQUISITIONS

     The following represents acquisitions which occurred in the first six months of 2000 and 1999:

                                                            Acquisi-   Common
                                      Date of    Percent      tion     Shares
                                    Acquisition  Acquired    Price     Issued     Business Description
----------------------------------------------------------------------------------------------------------------------
2000 Acquisitions:
------------------

Independent Business Consultants      04/01/00     100%      $5,547      958  Network integration company

P-Tech, Inc.                          04/01/00     100%       4,825    1,182  Software development company

Timely Technology Corp.               04/01/00     100%       1,164      209  Software developer and application
                                                                              service provider

Computer Equity Corporation           06/01/00     100%      24,630    4,804  Communications integration company


1999 Acquisitions:
------------------

Port Consulting, Inc.                 04/01/99     100%       1,292      303  Integrator of information technology
                                                                              application systems

Hornbuckle Engineering, Inc.          04/01/99     100%       5,103      631  Integrated voice and data solutions
                                                                              provider

Lynch Marks & Associates, Inc.        04/01/99     100%       2,571      773  Network integration company

STR, Inc.                             04/01/99     100%       6,822    1,332  Software solutions provider for
                                                                              retailers

Contour Telecom Management, Inc.
 (Divested effective 12/31/99)        05/01/99      75%       5,627      ---  Provider of outsourced
                                                                              telecommunications management services

Bostek, Inc. & affiliate              06/01/99     100%      27,466      ---  Seller of computer systems and
                                                                              peripherals

     All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements reflect the results of operations of each company from the date of acquisition. The costs of acquisitions include all payments according to the acquisition agreements plus costs for investment banking services, legal and accounting services that were direct costs of acquiring these assets. Goodwill resulting from these acquisitions is being amortized on a straight-line basis over twenty years.

Major Acquisitions
------------------

     Effective June 1, 2000, the Company acquired all of the outstanding common stock of Computer Equity Corporation. The aggregate purchase price was approximately $24.6 million, $15.7 million of which was paid in shares of the Company's common stock and $8.9 million of which was payable in cash and paid in August, 2000. An additional $10.3 million is contingent upon achievement of certain earnings targets. The total purchase price of Computer Equity Corporation, including the liabilities, was allocated to the identifiable assets with the remainder of $15.9 million recorded as goodwill, which is being amortized over 20 years. Pro forma financial information related to this acquisition will be included in the Company's Current Report on Form 8K/A, which will be filed on or before September 12, 2000.

                  APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (UNAUDITED)


     Effective June 1, 1999, IntelleSale acquired all of the outstanding common stock of Bostek. The aggregate purchase price was approximately $27.0 million, of which $10.2 million was paid in cash at closing, $5 million was paid in cash in January 2000 and $1.8 million for the 1999 earnout was paid in cash in February 2000. The earnout accrual was included in the other current liabilities at December 31, 1999. An additional $3.2 million is contingent upon achievement of certain additional earnings targets. The total purchase price of Bostek, including the liabilities, was allocated to the identifiable assets with the remainder of $24.4 million recorded as goodwill, which is being amortized over 20 years. Under the terms of the agreement, the former owners of Bostek were entitled to be paid $10.0 million in cash on June 30, 2000. As previously discussed, due to the litigation between the Company, IntelleSale and the former Bostek owners, the $10.0 million payment was not paid on June 30, 2000 because the Company and IntelleSale believe it is not owed. The Company and IntelleSale intend to vigorously assert their position set forth in their counterclaims and lawsuits that such payments are not owed, but continue to carry this amount as a liability pending the outcome of the litigation.

Earnout and Put Agreements
--------------------------

     Certain acquisition agreements include additional consideration contingent on profits of the acquired subsidiary. Upon earning this additional consideration, the value will be recorded as additional goodwill. The acquisitions above include contingent shares earned upon attainment of certain profits by subsidiaries through June 30, 2000. Under these agreements, assuming all earnout profits are achieved, the Company is contingently liable for additional consideration of approximately $19.6 million in 2001, $9.1 million in 2002 and $2.0 million in 2004, of which $1.0 million would be payable in cash and $29.7 million would be payable in stock.

     The Company has entered into put options with the sellers of those companies in which the Company acquired less than a 100% interest.
These options require the Company to purchase the remaining portion it does not own after periods ranging from four to five years from the dates of acquisition at amounts per share generally equal to 10% to 20% of the average annual earnings per share of the acquired company before income taxes for, generally, a two year period ending on the effective date of the put multiplied by a multiple ranging from four to five. The purchases under these put options are recorded as changes in minority interest based upon current operating results. In June 2000, the Company entered into agreements to issue, in the aggregate, 2.3 million shares of its common stock, 1.1 million of which have been issued through June 30, 2000, to acquire $10.0 million in put options and to settle earnout payments in certain companies owned by IntelleSale. These agreements superseded agreements entered into during the second quarter of 1999.

     There were 1.9 million and 6.0 million shares of common stock issued during the first six months of 2000 and 1999, respectively, related to agreements with the Company's subsidiaries for earnouts, and to purchase minority interests.

Dispositions
------------

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

10.  RECENT DEVELOPMENTS

     On March 3, 2000, we announced, and on April 24, 2000, we signed a definitive merger agreement to acquire Destron Fearing Corporation, a Nasdaq listed company trading under the stock symbol "DFCO". Destron Fearing is a leading developer, manufacturer and marketer of a broad line of electronic and visual identification devices for companion animals, livestock, laboratory animals and wildlife. In this proposed transaction, we will issue 1.5 shares of our common stock in exchange for each share of common stock of Destron Fearing. The transaction is expected to close in August, 2000, subject to the approval of both our and Destron Fearing's shareholders. Under the agreement, Destron Fearing would be merged into Digital Angel.net Inc., our wholly owned subsidiary. This transaction will be accounted for under the purchase method of accounting.

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

OUTLOOK

     Applied Digital Solutions, Inc. is a leading edge, single-source provider of e-business solutions. We differentiate ourselves in the marketplace by enabling e-business through Computer Telephony Internet Integration (CTII(TM)). Beginning in the fourth quarter of 1998 and continuing into 1999 and 2000, we reorganized to refocus our strategic direction, organizing into four core business groups: Telephony, Network, Internet and Applications. With CTII we provide the full range of services and skills companies need to conduct business online.

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

     As part of the reorganization of our core business into four reportable business groups, we implemented a restructuring plan in the first quarter of 1999. The restructuring plan included the exiting of selected lines of business within our Telephony and Applications business groups, and the associated write-off of assets. In the first quarter of 1999, we incurred a restructuring charge of $2.2 million that included asset impairments, primarily software and other intangible assets, of $1.5 million lease terminations of $0.5 million, and employee separations of $0.2 million. In addition, during the first quarter of 1999, as part of our core business reorganization, we realigned certain operations within our Telephony division and recognized impairment charges and other related costs of $0.3 million.

     In the second quarter of 2000, IntelleSale recorded a pre-tax charge of $17.0 million. Included in this charge is an inventory reserve of $8.5 million for products IntelleSale expects to sell below cost, $5.5 million related to specific accounts and other receivables, and $3.0 million related to fees and expenses incurred in connection with IntelleSale's cancelled IPO and certain other intangible assets. The former Bostek owners filed a lawsuit against the Company and IntelleSale claiming that their earnout payment was inadequate. The Company and IntelleSale believe that the claim is without merit and intend to defend it vigorously, and have filed counterclaims alleging, among other things, fraud on the part of the former Bostek owners. IntelleSale has also filed a lawsuit in Massachusetts seeking to recover the damages it has sustained.

ACQUISITIONS AND RECENT DEVELOPMENTS

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

     In June 1999, IntelleSale purchased all of the shares of Bostek. Bostek is engaged in the business of acquiring open-box and off-specification computer equipment and selling such equipment, using the Internet and other selling channels.

     In October 1999, we disposed of the main business units comprising our Communications Infrastructure division and dissolved this group. We had concluded that the business units within this segment were no longer core to our operations and we anticipate that we will dispose of the remaining three business units that were within this segment during 2000 or 2001. As consideration for the sale, we received approximately 2.8 million shares of our common stock and a note for $2.5 million. The treasury shares were recorded at the book value of the divested assets, which resulted in no gain being recognized. The transaction was reflected at book value because the shareholders of the purchaser of the divested assets were collectively deemed to be significant shareholders of the Company. The treasury stock was recorded at $2.54 per share.

     On March 3, 2000, we announced, and on April 24, 2000, we signed a definitive merger agreement to acquire Destron Fearing Corporation, a Nasdaq listed company trading under the stock symbol "DFCO". Destron Fearing is a leading developer, manufacturer and marketer of a broad line of electronic and visual identification devices for companion animals, livestock, laboratory animals and wildlife. In this proposed transaction, we will issue 1.5 shares of our common stock in exchange for each share of common stock of Destron Fearing. The transaction is expected to close in August 2000, subject to the approval of both our and Destron Fearing's shareholders. Under the agreement, Destron Fearing would be merged into Digital Angel.net Inc., our wholly owned subsidiary. This transaction will be accounted for under the purchase method of accounting.

     On March 22, 2000, we filed a shelf registration statement to sell, from time to time, up to 3 million shares of our common stock. Proceeds from the sale will be used for general corporate purposes, including the funding of future acquisitions. On April 5, 2000 we announced that we were postponing this offering because of adverse market conditions.

     During the second quarter of 2000 we acquired, in transactions accounted for under the purchase method of accounting:

     *   100% of the capital stock of Independent Business
         Consultants, a network integration company based in Valley Village, California, effective as of April 1, 2000;

     * 100% of the capital stock of Timely Technology Corp., a software developer and application service provider based in Riverside, California, effective as of April 1, 2000;

     * 100% of the capital stock of P-Tech, Inc., a software development company based in Manchester, New Hampshire, effective as of April 1, 2000; and

     * 100% of the capital stock of Computer Equity Corporation, a communications integration company based in Chantilly, Virginia, effective as of June 1, 2000.

OUR BUSINESS

     Beginning in the fourth quarter of 1998 and continuing into 1999 and 2000, we reorganized into six operating segments to more effectively and efficiently provide integrated communications products and services to a broad base of customers. During the second quarter of 1999, several adjustments were made to the composition of the Telephony, Internet and Non-core divisions to better align the strengths of the respective divisions with the objectives of those divisions. In October 1999, we disposed of the main business units comprising our Communication Infrastructure division and dissolved this group. Prior period information has been restated to present our reportable segments.

CORE BUSINESS

Our primary businesses, other than IntelleSale.com, the Non-Core
Business Group, and Digital Angel, are now organized into four business divisions:

     * TELEPHONY -- implements telecommunications and Computer Technology Integration (CTI) solutions for e-business. We integrate a wide range of voice and data solutions from communications systems to voice over Internet Protocol and Virtual Private Networking (VPN). We provide complete design, project management, cable/fiber infrastructure, installation and ongoing support for the customers we support. On December 30, 1999, as discussed above, we sold our interest in our Canadian subsidiary, TigerTel, Inc. to concentrate our efforts on our domestic CTI solutions.

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

INTELLESALE.COM

     IntelleSale sells refurbished and new computer equipment and related components online, through its website at www.IntelleSale.com, and through other Internet companies, as well as through traditional channels, which includes sales made by IntelleSale sales force.

THE NON-CORE BUSINESS GROUP

     This group is comprised of seven individually managed companies whose businesses are as follows:

     * Gavin-Graham Electronic Products is a custom manufacturer of electrical products, specializing in digital and analog panelboards, switchboards, motor controls and general control panels. The company also provides custom manufacturing processes such as shearing, punching, forming, welding, grinding, painting and assembly of various component structures.

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

RESULTS OF OPERATIONS

     The following table summarizes the Company's results of operations as a percentage of net operating revenue for the three and six month periods ended June 30, 2000 and 1999 and is derived from the unaudited consolidated statements of operations in Part I, Item 1 of this report.

                                                                       RELATIONSHIP TO REVENUE
                                                        -----------------------------------------------------
                                                               THREE MONTHS                  SIX MONTHS
                                                              ENDED JUNE 30,                ENDED JUNE 30,
                                                        -----------------------------------------------------
                                                           2000           1999           2000           1999
                                                           ----           ----           ----           ----
                                                              %              %              %              %
                                                              -              -              -              -
Net operating revenue                                     100.0          100.0         100.00          100.0
Cost of goods sold                                         69.9           64.0           72.9           64.1
                                                        -----------------------------------------------------
Gross profit                                               30.1           36.0           27.1           35.9
Selling, general and administrative expenses               37.9           29.8           29.9           30.4
Depreciation and amortization                               3.6            3.1            3.0            3.0
Unusual and restructuring charges                          26.6            0.0           11.4            2.0
Interest income                                             0.6            0.2            0.4            0.2
Interest expense                                           (2.1)          (0.9)          (1.7)          (0.9)
                                                        -----------------------------------------------------
Income (loss) before provision (benefit) for
 income taxes, minority interest and
 extraordinary loss                                       (39.5)           2.4          (18.4)          (0.2)
Provision (benefit) for income taxes                      (12.7)           1.4           (5.9)           0.3
                                                        -----------------------------------------------------
Income (loss) before minority interest and
 extraordinary loss                                       (26.8)           1.0          (12.5)          (0.5)
Minority interest                                          (0.9)           0.3            0.2            0.4
                                                        -----------------------------------------------------
Income (loss) before extraordinary loss                   (27.7)           0.7          (12.7)          (0.9)
Extraordinary loss                                          0.0            0.2            0.0            0.1
                                                        -----------------------------------------------------
Net income (loss) available to common stockholders        (27.7)           0.5          (12.7)          (1.0)
                                                        =====================================================

COMPANY OVERVIEW

Revenue
-------

     Revenue for the three months ended June 30, 2000 was $63.9 million, a decrease of $9.1 million, or 12.5%, from $73.0 million for the three months ended June 30, 1999. Revenue for the six months ended June 30, 2000 was $149.0 million, an increase of $24.5 million, or 19.7%, from $124.5 million for the six months ended June 30, 1999. The decrease for the three months is due primarily to the dispositions during 1999. The significant increase for the six months is attributable to the growth of existing businesses as well as to growth through acquisitions.

     Revenue for each of the operating segments was:
     (In thousands)

                                                      -------------------------------------------------------
                                                            THREE MONTHS                  SIX MONTHS
                                                           ENDED JUNE 30,                ENDED JUNE 30,
                                                      -------------------------------------------------------
                                                           2000          1999            2000           1999
                                                           ----          ----            ----           ----
Telephony<F1>                                         $  10,436     $  13,523       $  14,934      $  23,532
Network                                                  11,022         8,501          18,267         12,507
Internet                                                  2,797         2,121           4,823          2,121
Applications                                              9,498         7,943          18,432         14,698
IntelleSale.com                                          22,581        24,154          73,418         41,260
Non-Core<F2>                                              9,019        17,349          23,035         32,559
Corporate Consolidating Eliminations                     (1,490)         (636)         (3,893)        (2,149)
                                                      -------------------------------------------------------
Consolidated                                          $  63,863     $  72,955       $ 149,016      $ 124,528
                                                      =======================================================

----------
<F1> Includes TigerTel's revenue of $8.4 million and $13.4 million for the three and six months ending June 30, 1999.

<F2> Includes revenue from the Communications Infrastructure group of companies, the majority of which were disposed of in 1999. Revenue for these disposed entities included above amounted to $9.2 million and $16.9 million during the three and six months ended June 30, 1999.

Changes during the quarter were:

* Telephony revenue decreased 22.8% for the quarter and 36.5% for the six months primarily as a result of the sale of TigerTel in December 1999. Revenue from the remaining entities increased by $5.4 million in the quarter and $4.8 million for the six months primarily as a result of the acquisition, in the second quarter of 2000, of Computer Equity Corporation.

* Network revenue increased 29.7% for the quarter and 46.1% for the six months. The acquisition of Independent Business Consultants in the second quarter of 2000 contributed $2.5 million, representing 100.0% and 43.1% of the increase for the quarter and six months, respectively. Growth of existing business contributed the additional increase in the six months.

* Internet revenue increased by 31.9% in the quarter and 127.4% for the six months. The increases were the result of the growth of Port Consulting, Inc., which was acquired on April 1, 1999, and the acquisition of Timely Technology Corp. on April 1, 2000.

* Applications revenue increased by 19.6% in the quarter and 25.4% for the six months. P-Tech, Inc., an acquisition completed during the second quarter of 2000 contributed $1.1 million or 73.3% of the increase in the quarter and 29.7% of the increase for the six months. The remaining increase is primarily as a result of revenue of STR, Inc., an acquisition completed during the second quarter of 1999. STR, Inc.'s revenue grew 49.6% and 223.5% for the three and six months, respectively.

* IntelleSale's revenue decreased 6.5% in the quarter, while revenue for the six months increased 78.0%. Bostek, which was acquired in June 1999, contributed $24.3 million in the six months or 58.8% of the increase, while existing businesses contributed the difference. As previously discussed, the Company and IntelleSale are in a dispute with the former owners of Bostek and have ceased selling certain high-volume, low-margin Bostek products. The revenues in the first quarter of 2000 for IntelleSale were particularly high in relation to the second quarter in large part because sales of Bostek's low-margin products are included in the first quarter's results.

* Non-core revenue, which includes revenue from the former Communications Infrastructure group, decreased $8.3 million, or 48%, in the second quarter and $9.5, or 29.3%, for the six months. Four entities in this segment were sold during 1999 and their revenue is no longer included, and certain lines of business within this segment continue to suffer from competition and lost market share. Partially offsetting the decrease was an increase in Ground Effect's revenue due to increased business.

Gross Profit and Gross Margin Percentage
----------------------------------------

     Gross profit for the three months ended June 30, 2000 was $19.2 million, a decrease of $7.1 million, or 27.0%, from $26.3 million for the three months ended June 30, 1999. Gross profit for the six months ended June 30, 2000 was $40.4 million, a decrease of $4.3 million, or 9.6% from $44.7 million for the six months ended June 30, 1999. As a percentage of revenue, the gross margin was 30.1% and 36.0% for the three months ended June 30, 2000 and 1999, and was 27.1% and 35.9% for the six months ended June 30, 2000 and 1999 respectively.

     Gross profit for the three and six months ended June 30, 2000 and 1999 by each of the operating segments was:

     (In thousands)
                                                       -----------------------------------------------------
                                                             THREE MONTHS                  SIX MONTHS
                                                            ENDED JUNE 30,                ENDED JUNE 30,
                                                       -----------------------------------------------------
                                                           2000           1999           2000           1999
                                                           ----           ----           ----           ----
Telephony<F1>                                            $4,673         $5,606         $6,640        $11,017
Network                                                   2,854          2,833          5,149          3,654
Internet                                                  2,120          1,618          3,979          1,618
Applications                                              5,063          5,538          9,602          9,169
IntelleSale.com                                           2,834          6,514          9,871         11,643
Non-Core<F2>                                              1,651          4,156          5,098          7,606
Corporate                                                     8             18            107             39
                                                       -----------------------------------------------------
Consolidated                                            $19,203        $26,283        $40,446        $44,746
                                                       =====================================================

---------
<F1> Includes TigerTel's gross profit of $3.7 million and $7.2 million for the three and six months ended June 30, 1999.

<F2> Includes gross profit from the Communications Infrastructure group of companies, the majority of which were disposed of in 1999. Gross profit for these disposed entities included above amounted to $2.1 million and $3.8 million during the three and six months ended June 30, 1999.

     Gross margin percentage for the three and six months ended June 30, 2000 and 1999 by operating segments was:

                                                        ----------------------------------------------------
                                                              THREE MONTHS                   SIX MONTHS
                                                             ENDED JUNE 30,                ENDED JUNE 30,
                                                        ----------------------------------------------------
                                                           2000           1999           2000           1999
                                                           ----           ----           ----           ----
                                                              %              %              %              %
                                                              -              -              -              -
Telephony<F1>                                              44.8           41.5           44.5           46.8
Network                                                    25.9           33.3           28.2           29.2
Internet                                                   75.8           76.3           82.5           76.3
Applications                                               53.3           69.7           52.1           62.4
IntelleSale.com                                            12.6           27.0           13.4           28.2
Non-Core<F2>                                               18.3           24.0           22.1           23.4
                                                        ----------------------------------------------------
Consolidated                                               30.1           36.0           27.1           35.9
                                                        ====================================================

---------
<F1> Includes TigerTel's gross profit margin of 44.0% and 53.7% and for the three and six months ended June 30, 1999.

<F2> Includes gross profit margin from the Communications
     Infrastructure group of companies, the majority of which were disposed of in 1999. Gross profit margin for these disposed entities included above amounted to 22.8% and 22.3% during the three and six months ended June 30, 1999.

Changes during the quarters were:

* Telephony gross profit decreased by 16.6% for the quarter and 39.7% for the six months primarily as a result of the sale of TigerTel in December 1999. This was partially offset by the acquisition, in the second quarter of 2000, of Computer Equity Corporation, which contributed $1.3 million in gross profit. Margins increased to 44.8% from 41.5% for the quarter primarily due to higher margins from existing businesses and decreased to 44.5% from 46.8% for the six months primarily as a result of the sale of TigerTel.

* Network gross profit remained stable for the quarter and margins decreased to 25.9% from 33.3% due to a reduction in gross profit from existing businesses partially offset by the acquisition of Independent Business Consultants during the second quarter of 2000. Gross profit increased 40.9% for the six months and margins remained relatively stable as a result of higher gross profit from one of our existing businesses and the second quarter acquisition of Independent Business Consultants.

* Internet gross profit increased for the three and six month periods as a result of increased business from Port Consulting, Inc., acquired in the second quarter of 1999 and the inclusion of Timely Technology Corp., acquired in the second quarter of 2000. Timely Technology earns lower margin than Port Consulting, which resulted in the slight decrease in the quarter. Margins increased for the six months due to improvements by Port Consulting. Gross profit and margins are higher in this division as it is service oriented and most of its operating costs are recorded in selling, general and administrative expense.

* Applications gross profit decreased $0.5 million or 8.6% in the quarter and increased $0.4 million or 4.7% for the six months. Margins decreased 23.5% and 16.5% for the three and six month periods, respectively. We are continuing to implement our planned exit from a once highly profitable but declining modem and communications market in the United Kingdom. The increase in gross profit for the six months is due to the inclusion of P-Tech, Inc., acquired in the second quarter of 2000.

* As previously discussed, the Company and IntelleSale are in a dispute with the former owners of Bostek and have ceased selling certain high-volume, low-margin Bostek products. During the second quarter of 2000, inventory was liquidated at below cost resulting in a loss of approximately $3.4 million which affected IntelleSale's gross profit in the current quarter. Gross margin has declined from 1999 to 2000 primarily as a result of the sales of the low margin products discussed above and, in the second quarter of 2000, because of the sale of inventory at a loss.

* Non-core gross profit and margins decreased primarily as a result of the sale of four businesses during 1999. Improved business conditions at Ground Effects partially offset the decrease in gross profit for the six months.

Selling, General and Administrative Expense
-------------------------------------------

     Selling, general and administrative expense for the three months ended June 30, 2000 was $24.2 million, an increase of $2.5 million, or 11.5%, from $21.7 million for the three months ended June 30, 1999. Selling, general and administrative expense for the six months ended June 30, 2000 was $44.5 million, an increase of $6.7 million, or 17.7% from $37.8 million for the six months ended June 30, 1999. As a percentage of revenue, selling, general and administrative expense was 37.9% and 29.8% for the three months ended June 30, 2000 and 1999, and was 29.9% and 30.4% for the six months ended June 30, 2000 and 1999, respectively.

     Selling, general and administrative expense for the three and six months ended June 30, 2000 and 1999 by each of the operating segments was:

(In thousands)
                                                       -----------------------------------------------------
                                                             THREE MONTHS                    SIX MONTHS
                                                            ENDED JUNE 30,                 ENDED JUNE 30,
                                                       -----------------------------------------------------
                                                           2000           1999           2000           1999
                                                           ----           ----           ----           ----
Telephony<F1>                                            $2,813        $ 4,928         $5,024        $ 9,630
Network                                                   2,194          2,007          4,192          2,612
Internet                                                  2,087          1,321          3,881          1,327
Applications                                              5,289          4,696          9,414          8,035
IntelleSale.com                                           6,277          4,860         11,709          7,522
Non-Core<F2>                                              2,050          3,007          4,002          5,887
Corporate
                                                          3,459            905          6,302          2,803
                                                       -----------------------------------------------------
Consolidated                                            $24,169        $21,724        $44,524        $37,816
                                                       =====================================================

---------
<F1> Includes TigerTel's SG&A of $2.8 million and $5.4 million for the three and six months ended June 30, 1999.

<F2> Includes SG&A from the Communications Infrastructure group of companies, the majority of which were disposed of in 1999. SG&A for these disposed entities included above amounted to $1.5 million and $3.1 million in the three and six months ended June 30, 1999.

Selling, general and administrative expense as a percentage of revenue for the three and six months ended June 30, 2000 and 1999 by each of the operating segments was:

                                                       -----------------------------------------------------
                                                             THREE MONTHS                   SIX MONTHS
                                                            ENDED JUNE 30,                 ENDED JUNE 30,
                                                       -----------------------------------------------------
                                                           2000           1999           2000           1999
                                                           ----           ----           ----           ----
                                                              %              %              %              %
                                                              -              -              -              -
Telephony<F1>                                              27.0           36.4           33.6           40.9
Network                                                    19.9           23.6           22.9           20.9
Internet                                                   74.6           62.3           80.5           62.6
Applications                                               55.7           59.1           51.1           54.7
IntelleSale.com                                            27.8           20.1           15.9           18.2
Non-Core<F2>                                               22.7           17.3           17.4           18.1
                                                       -----------------------------------------------------
Consolidated                                               37.9           29.8           29.9           30.4
                                                       =====================================================


---------
<F1> Includes TigerTel's SG&A of 32.6% and 40.0% for the three and six months ended June 30, 1999.

<F2> Includes SG&A from the Communications Infrastructure group of companies, the majority of which were disposed of in 1999. SG&A for these disposed entities included above amounted to 16.3% and 18.1% for the three and six months ended June 30, 1999.

Changes during the quarter were:

* Telephony decreased $2.1 million or 42.8% in the second quarter of 2000 and $4.6 million or 47.7% in the six months primarily due to the sale of TigerTel in December 1999. As a percentage of revenue, SG&A expense in this division decreased for both periods as a result of lower SG&A costs excluding TigerTel which had a historically higher percentage of SG&A to revenue.

* Network remained relatively stable for the second quarter of 2000. The significant increase of $1.6 million or 60.5% for the six months is due to increases in salaries and related benefits, rent and additional sales and marketing expenses, some of which is attributable to the acquisition of Creative Computers in April 2000. As a percentage of revenue, SG&A expense in this division decreased 3.7% in the quarter due to SG&A being relatively the same as the prior years quarter while sales increased, and increased 2.0% for the six months due to increases in salaries and related benefits, rent, and additional sales and marketing expenses, offset by the additional revenue contributed by Creative Computers.

* Internet increased both in dollar terms and as a percentage of revenue for the quarter and six months as a result of increased business by Port Consulting, acquired in the second quarter of 1999 and the inclusion of Timely Technology Corp., acquired in the second quarter of 2000. Entities comprising this group are service oriented companies with lower cost of goods sold but higher SG&A expenses.

* Applications increased $0.6 million or 12.6% for the quarter and $1.4 million or 17.2% for the six months due to the acquisition of P-Tech, Inc. in the second quarter of 2000 and increased costs associated with the expansion of existing businesses. As a percentage of revenue, SG&A expense in this division has decreased slightly over the comparable 1999 periods.

* IntelleSale's SG&A expenses increased in dollar terms as a result of the acquisition of Bostek in June 1999 and the increase of that company's infrastructure to handle increases in both it's traditional and Internet related business and the consolidation of operations into one facility. As a percentage of revenue, SG&A expense in this division has increased 7.7% in the quarter due to increased salaries and related benefits, rent and advertising, but declined 2.3% in the six months due to increased sales levels, particularly in the first quarter of 2000. As previously discussed, the Company and IntelleSale are in a dispute with the former owners of Bostek and have ceased selling high-volume, low-margin Bostek products. The revenues in the first quarter of 2000 for IntelleSale were particularly high in relation to the second quarter in large part because sales of Bostek's low-margin products are included in the first quarter's results.

* Non-core SG&A decreased in dollar terms as a result of the sale of four entities during 1999. The increase in SG&A as a percentage of revenue in the quarter is due to significantly lower revenue at two entities within this group in the second quarter without a corresponding reduction in fixed SG&A.

* Corporate SG&A increased $2.6 million or 282.2% in the quarter and $3.5 million or 124.8% for the six months as a result of the establishment of a corporate office in June of 1999, and the corresponding costs associated therewith, including increases in personnel and the associated costs therewith, facilities costs, increases in the remuneration of outside directors, insurance and legal and other professional fees.

Depreciation and Amortization
-----------------------------

     Depreciation and amortization expense for the three months ended June 30, 2000 and 1999 was $2.3 million. Depreciation from companies disposed was offset by depreciation from companies acquired and fixed asset additions. Depreciation and amortization expense for the six months ended June 30, 2000 was $4.4 million, an increase of $0.6 million, or 15.8%, from $3.8 million for the six months ended June 30, 1999.

     Depreciation and amortization expense for the three and six months ended June 30, 2000 and 1999 by operating segments was:

(In thousands)
                                                       -----------------------------------------------------
                                                              THREE MONTHS                  SIX MONTHS
                                                             ENDED JUNE 30,                ENDED JUNE 30,
                                                       -----------------------------------------------------
                                                           2000           1999           2000           1999
                                                           ----           ----           ----           ----
Telephony<F1>                                              $133        $   393           $227        $   662
Network                                                      46             30             84             35
Internet                                                     46             23             78             23
Applications                                                231            399            509            746
IntelleSale.com                                             174             89            343            185
Non-Core<F2>                                                247            319            607            585
Corporate<F3>                                             1,432          1,022          2,551          1,525
                                                       -----------------------------------------------------
Consolidated                                             $2,309        $ 2,275         $4,399        $ 3,761
                                                       =====================================================

---------
<F1> Includes TigerTel's depreciation and amortization of $0.3 million and $0.5 million in the three and six months ended June 30, 1999.

<F2> Includes depreciation and amortization from the Communications
     Infrastructure group of companies, the majority of which were disposed of in 1999. Depreciation and amortization for these disposed entities included above amounted to $0.1 million and $0.2 million in the three and six months ended June 30, of 1999.

<F3> Includes consolidation adjustments of $1.2 million and $0.7 million in the second quarters ended June 30, 2000 and 1999, respectively, and $2.0 million and $1.1 million in the first six months ended June 30, 2000 and 1999, respectively.

Changes during the quarter were

* Telephony decreased primarily as a result of the sale of TigerTel in December 1999.

* Network increased due to an increase in depreciable assets in this group during 2000.

* Internet increased due to the increase in depreciable assets associated with the expansion of this division during 1999 and 2000 and the acquisition of Timely Technology Corp. in the second quarter of 2000.

* Applications decreased due primarily to the reduction of depreciable assets in this division during 2000.

* IntelleSale increased as a result of the increase in depreciable assets during 1999 and the first six months of 2000 associated with the consolidation of the businesses into one facility.

* Non-core decreased in the second quarter of 2000 due primarily to the sale of assets associated with the Communications
     Infrastructure group of companies in 1999. Non-core increased in the six months of 2000 primarily as a result of assets purchased by Ground Effects during 1999 and in the first six months of 2000.

On an annual basis, goodwill amortization will be approximately $4.9 million for goodwill recorded as of June 30, 2000.

Interest Income and Expense
---------------------------

     Interest income was $0.4 million and $0.1 million for the three months ended June 30, 2000 and 1999, respectively, and was $0.6 million and $0.3 million for the six months ended June 30, 2000 and 1999, respectively. Interest income is earned primarily from short-term investments and notes receivable.

     Interest expense was $1.3 million and $0.7 million for the three months ended June 30, 2000 and 1999, respectively, and was $2.5 million and $1.1 million for the six months ended June 30, 2000 and 1999, respectively. Interest expense is principally associated with revolving credit lines, notes payable and term loans.

Income Taxes
------------

     The effective tax rates were 32.2% and 58.5% for the three months ended June 30, 2000 and 1999, respectively and 31.9% and 185.7% for the six months ended June 30, 2000 and June 30, 1999, respectively. The income tax benefits are the result of losses arising in the periods.
The effective tax rates differed from the statutory federal income tax rate of 34% primarily as a result of non-deductible goodwill amortization associated with acquisitions and state taxes net of federal benefits.

Extraordinary Loss
------------------

     In connection with the early retirement of the Company's line of credit with State Street Bank and Trust Company and its simultaneous refinancing with IBM Credit Corporation, deferred financing fees associated with the State Street Bank and Trust agreement were written off during the second quarter of 1999. The total amount of the write off classified as an extraordinary loss was $0.2 million, net of income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, cash and cash equivalents totaled $12.7 million, an increase of $7.6 million, or 59.8% from $5.1 million at December 31, 1999. We utilize a cash management system to apply excess cash on hand against our revolving credit facility for which we had availability of $3.2 million at June 30, 2000, down from $11.8 million at December 31, 1999. Cash used by operating activities totaled $28.6 million in the first six months of 2000 as compared to cash used by operating activities of $2.9 million in the first six months of 1999. Excluding assets and liabilities acquired or assumed in connection with acquisitions, cash used in the first six months of 2000 was due to the net loss, after adjusting for non-cash expenses, and increases in inventories, prepaid expenses and other current assets, deferred taxes and accounts payable and accrued expenses. Partially offsetting these uses was cash received on the collection of accounts receivable. Excluding assets and liabilities acquired or assumed in connection with acquisitions, cash used in the first six months of 1999 was due to the net loss, after adjusting for non-cash expenses, and increases in receivables, inventories and prepaid expenses and other current assets. An increase is accounts payable and accrued expenses partially offset these uses.

     "Due from buyer of divested subsidiary" at December 31, 1999 represents the net proceeds due from AT&T Canada, Inc. on the sale of TigerTel, Inc. This amount was paid in January 2000, and we applied the proceeds against our domestic line of credit.

     Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased by $2.1 million, or 4.0%, to $50.1 million at June 30, 2000 from $52.2 million at December 31, 1999. This decrease was primarily attributable to the unusual charge against receivables in the second quarter, partially offset by receivables associated with companies acquired in the second quarter of 2000.

     Inventories decreased by $1.4 million, or 3.5%, to $39.0 million at June 30, 2000 from $40.4 million at December 31, 1999. This decrease was primarily attributable to write-downs of inventories associated with the second quarter unusual charges, partially offset by the inventories associated with companies acquired in the second quarter of 2000.

     Prepaid expenses and other current assets increased by 65.0%, or $3.9 million to $9.9 million at June 30, 2000 from $6.0 million at December 31, 1999. This increase was primarily attributable to prepaid expenses and other current assets associated with companies acquired in the second quarter of 2000 and income tax receivable associated with the carryback of net operating losses.

     "Due to shareholders of acquired subsidiary" increased by $3.9 million, or 26.0%, to $18.9 million at June 30, 2000 from $15.0 million at December 31, 1999. At June 30, 2000, the balance consisted of $10.0 million due to the former owners of Bostek, discussed below, and $8.9 million due to the sellers of Computer Equity Corporation, which was paid in August 2000. As previously discussed, due to the litigation between the Company, IntelleSale and the former Bostek owners, the $10.0 million payment due to the former Bostek owners was not paid on June 30, 2000. The Company and IntelleSale intend to vigorously assert their position set forth in their counterclaims and lawsuits that such payments are not owed, but continue to carry this amount as a liability pending the outcome of the litigation.

     Accounts payable decreased by $5.8 million, or 19.7%, to $23.7 million at June 30, 2000 from $29.5 million at December 31, 1999. This decrease was primarily attributable to a reduction of higher payables incurred in the fourth quarter of 1999 to support year end sales, partially offset by accounts payable associated with companies acquired in the second quarter of 2000.

     Accrued expenses decreased by $1.3 million, or 7.3%, to $16.4 million at June 30, 2000 from $17.7 million at December 31, 1999 due primarily to a reduction in accrued personnel related costs.

     Other current liabilities represent accrued earnout payments of $2.7 million at December 31, 1999.

     Investing activities provided cash of $24.4 million and used cash of $19.4 million in the first six months of 2000 and 1999, respectively. In the first six months of 2000, cash proceeds of $31.3 million was collected on the sale of TigerTel, while cash of $1.7 million was used in connection with acquired businesses, $4.3 million was spent to acquire property and equipment, $0.7 million was advanced against notes receivable and $0.2 million was used to increase other assets. In the first six months of 1999, cash of $15.8 million was used to acquire businesses, $2.6 million was used to acquire property and equipment and $1.1 million was used to increase other assets.

     Cash of $11.8 million and $23.3 million was provided by financing activities in the first six months of 2000 and 1999, respectively. In the six months of 2000, $6.2 million was borrowed under notes payable, $4.6 million was repaid and $4.8 million was borrowed on long-term debt, while $5.4 million was obtained through the issuance of common shares. In the six months of 1999, $44.8 million was borrowed and $7.3 million was repaid on long-term debt, while $11.2 million was used to repay borrowings under notes payable and $3.1 million was used for other financing costs.

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

     In August 1998, we entered into a $20 million line of credit with State Street Bank and Trust Company secured by all of our domestic assets at the prime lending rate or at the London Interbank Offered Rate, at our discretion. In February 1999, the amount of the credit available under the facility was increased to $23 million. On May 25, 1999, we entered into a Term and Revolving Credit Agreement with IBM Credit Corporation (the "IBM Agreement") and, on May 26, 1999, we repaid the amount due to State Street Bank and Trust Company. The IBM Agreement, as amended and restated on July 30, 1999, and further amended on January 27, 2000, provides for: (a) a revolving credit line of up to $33.855 million, designated as follows: (i) a U.S. revolving credit line of up to $30 million, (ii) a Canadian revolving credit line of up to $3.855 million, and (b) a term loan A of up to $22 million,
(c) a term loan B of up to $36.405 million and (d) a Canadian term loan C of up to $2.740 million.

     The revolving credit line may be used for general working capital requirements, capital expenditures and certain other permitted purposes and is payable in full on May 25, 2002. The U.S. revolving credit line bears interest at the 30-day LIBOR rate plus 1.75% to 1.90% depending on our leverage ratio and the Canadian revolving credit line bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 0.1707% to 0.3207%, depending on our leverage ratio. As of June 30, 2000, the LIBOR rate was approximately 6.5% and approximately $30.6 million was outstanding on the revolving credit line, which is included in notes payable.

     Term loan A, which was used to pay off State Street Bank and Trust Company, bears interest at the 30-day LIBOR rate plus 1.75% to 1.90%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of June 30, 2000 approximately $18.3 million was outstanding on this loan.

     Term loan B, which may be used for acquisitions, bears interest at the 30-day LIBOR rate plus 1.75% to 1.90%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002.
As of June 30, 2000, approximately $22.3 million was outstanding on this loan.

     Term loan C, which was used by our Canadian subsidiary to pay off its bank debt, bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 0.1707%, to 0.3207%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of June 30, 2000, Toronto-Dominion's rate was approximately 7.5% and approximately $2.7 million was outstanding on this loan.

     The agreement contains standard debt covenants relating to the financial position and performance as well as restrictions on the declarations and payment of dividends. As of June 30, 2000, the Company was not in compliance with three of its four debt covenants and is negotiating waivers with IBM Credit Corporation.

     As of June 30, 2000, there were 59.2 million shares of Common
Stock outstanding. In addition, five hundred shares of Common Stock are reserved for issuance in exchange for certain exchangeable shares issued by our Canadian subsidiary. Since January 1, 2000, we have issued an aggregate of 10.9 million shares of Common Stock, of which 1.9 million shares of Common Stock were issued as earnout payments in acquisitions, 46 thousand shares were issued in exchange for the exchangeable shares of our Canadian subsidiary and the exchangeable shares of our former Canadian subsidiary, TigerTel Services Limited, 7.2 million shares of Common Stock were issued for acquisitions, 1.3 million shares were issued upon the exercise of options, 0.3 million shares were issued upon the exercise of warrants, and 0.2 million shares were issued under our Employee Stock Purchase Program.

     Certain acquisition agreements include additional consideration contingent on profits of the acquired subsidiary. Upon earning this additional consideration, the value will be recorded as additional purchase price. Under these agreements, assuming all earnout profits are achieved, we are contingently liable for additional consideration of approximately $19.6 million in 2001, $9.1 million in 2002 and $2.0 million in 2004, of which $1.0 million would be payable in cash and $29.7 million would be payable in stock.

     We have entered into put options with the sellers of those companies in which we acquired less than a 100% interest. These options require us to purchase the remaining portion we do not own after periods ranging from four to five years from the dates of acquisition at amounts per share generally equal to 10% to 20% of the average annual earnings per share of the acquired company before income taxes for, generally, a two year period ending on the effective date of the put multiplied by a multiple ranging from four to five. The purchases under these put options are recorded as changes in minority interest based upon current operating results. In June 2000, we entered into agreements to issue, in the aggregate, 2.3 million shares of our common stock, 1.1 million of which have been issued through June 30, 2000, to acquire $10.0 million in put options and to settle earnout payments in certain companies owned by IntelleSale. These agreements superseded agreements entered into during the second quarter of 1999.

     Our sources of liquidity include, but are not limited to, funds from operations and funds available under the IBM Agreement. We may be able to use additional bank borrowings, proceeds from the sale of non-core businesses, proceeds from the sale of common and preferred shares, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings. There can be no assurance however, that these options will be available, or if available, on favorable terms. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amounts of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources to meet our future business requirements for at least the next twelve months.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     Certain statements in this Form 10-Q, and the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Applied Digital Solutions intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: our continued ability to sustain our growth through product development and business acquisitions; the successful completion and integration of future acquisitions; the ability to hire and retain key personnel; the continued development of technical, manufacturing, sales, marketing and management capabilities, relationships with and dependence on third-party suppliers; anticipated competition; uncertainties relating to economic conditions where we operate; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; rapid technological developments and obsolescence in the industries in which we operate and complete; potential performance issues with suppliers and customers; governmental export and import policies; global trade policies; worldwide political stability and economic growth; the highly competitive environment in which we operate; potential entry of new, well-capitalized competitors into our markets; changes in our capital structure and cost of capital; and uncertainties inherent in international operations and foreign currency fluctuations. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

RISK FACTORS

     In addition to the other information contained herein, the following factors should be considered carefully in evaluating our company and its business.

Uncertainty of Future Financial Results
---------------------------------------

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

Future Sales of and Market for our Shares of Common Stock
---------------------------------------------------------

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

Competition
-----------

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

Risks Associated with Acquisitions and Expansion
------------------------------------------------

     We have engaged in a continuing program of acquisitions of other businesses which are considered to be complementary to our lines of business, and we anticipate that such acquisitions will continue to occur. Our total assets were approximately $252 million as of June 30, 2000 and $229 million, $124 million, $61 million, $33 million and $4 million as of December 31, 1999, 1998, 1997, 1996 and 1995, respectively. Net operating revenue was approximately $63.9 million and $73.0 million for the three months ended June 30, 2000 and 1999, respectively, $149.0 million and $124.5 million for the six months ended June 30, 2000 and 1999, respectively, and $337 million, $207 million, $103 million, $20 million and $2 million for the years ended
December 31, 1999, 1998, 1997, 1996 and 1995, respectively. Managing these dramatic changes in the scope of our business will present ongoing challenges to management, and there can be no assurance that our operations as currently structured, or as affected by future acquisitions, will be successful.

     It is our policy to retain existing management of acquired companies, under the overall supervision of our senior management. The success of the operations of these subsidiaries will depend, to a great extent, on the continued efforts of the management of the acquired companies.

     Certain acquisition agreements include additional consideration contingent on profits of the acquired subsidiary. Upon earning this additional consideration, the value will be recorded as additional purchase price. Under these agreements, assuming all earnout profits are achieved, we are contingently liable for additional consideration of approximately $19.6 million in 2001, $9.1 million in 2002 and $2.0 million in 2004, of which $1.0 million would be payable in cash and $29.7 million would be payable in stock.

     We have entered into put options with the sellers of those companies in which we acquired less than a 100% interest. These options require us to purchase the remaining portion we do not own after periods ranging from four to five years from the dates of acquisition at amounts per share generally equal to 10% to 20% of the average annual earnings per share of the acquired company before income taxes for, generally, a two year period ending on the effective date of the put multiplied by a multiple ranging from four to five. The purchases under these put options are recorded as changes in minority interest based upon current operating results. In June 2000, we entered into agreements to issue, in the aggregate, 2.3 million shares of our common stock, 1.1 million of which have been issued through June 30, 2000, to acquire $10.0 million in put options and to settle earnout payments in certain companies owned by our subsidiary, IntelleSale. These agreements superseded agreements entered into during the second quarter of 1999.

Goodwill write-offs will reduce our earnings
--------------------------------------------

     As a result of the acquisitions we have done to date, we have approximately $97.4 million of goodwill, approximately $23.6 million of which is deductible for tax purposes, which is currently being amortized over 20 years at the rate of approximately $4.9 million per year, which reduces our net income and our earnings per share. In addition, future acquisitions may also increase our existing goodwill and the amount of annual amortization, further reducing net income and earnings per share. As required by Statement of Financial Accounting Standards No. 121, we will periodically review our goodwill for impairment, based on expected discounted cash flows. If we determine that there is such impairment, we would be required to write down the amount of goodwill accordingly, which would also reduce our earnings.

Need for Additional Capital
---------------------------

     We may require additional capital to fund growth of our current business as well as to make future acquisitions. However, we may not be able to obtain capital from outside sources. Even if we obtain capital from outside sources, it may not be on terms favorable to us. Our current credit agreement with IBM Credit Corporation may hinder our ability to raise additional debt capital. If we raise additional capital by issuing equity securities, there securities may have rights, preferences or privileges senior to those of our common stockholders.

     The IBM Agreement contains standard debt covenants relating to the financial position and performance as well as restrictions on the declarations and payment of dividends. As of June 30, 2000, the Company was not in compliance with three of its four debt covenants and is negotiating waivers with IBM

Credit Corporation. There can be no assurance that our negotiations with IBM will be successful and that they will not exercise their rights under the Agreement.

Dependence on Key Individuals
-----------------------------

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

Risks that the value of our inventory may decline
-------------------------------------------------

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

Lack of Dividends on Common Stock; Issuance of Preferred Stock
--------------------------------------------------------------

     We do not have a history of paying dividends on our Common Stock, and there can be no assurance that such dividends will be paid in the foreseeable future. Pursuant to certain restrictions under our Amended and Restated Term of Revolving Credit Agreement dated as of July 30, 1999 with IBM Credit Corporation, as amended, there are restrictions on the declaration and payment of dividends. We intend to use any earnings which may be generated to finance the growth of our businesses. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Possible Volatility of Stock Price
----------------------------------

     Our Common Stock is quoted on the Nasdaq Stock Market, which has experienced and is likely to experience in the future significant price and volume fluctuations which could adversely affect the market price of our Common Stock without regard to our operating performance. In addition, we believe that factors such as the significant changes to our business resulting from continued acquisitions and expansions, quarterly fluctuations in our financial results or cash flows, shortfalls in earnings or sales below expectations, changes in the performance of other companies in our same market sectors and the performance of the overall economy and the financial markets could cause the price of our Common Stock to fluctuate substantially. During the 12 month period prior to June 30, 2000, the price per share of our Common Stock has ranged from a high of $18.00 to a low of $1.63.

Termination Payments
--------------------

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

Digital Angel May Not be Able to Develop Products from its Unproven
-------------------------------------------------------------------
Technology
----------

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

Year 2000 Compliance
--------------------

     We have not experienced any significant Year 2000 related problems. During 1998 and 1999, we implemented a company wide program to ensure that we would be compliant prior to the Year 2000 failure dates. We did not experience problems on either January 1, 2000 or February 29, 2000. However we cannot make any assurances that unforeseen problems many not arise in the future.

     Software Sold to Consumers. During 1998 and 1999 we identified what we believe to be all potential Year 2000 problems with any of the software products we develop and market. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting our software products will be identified or corrected due to the complexity of these products. In addition, these products interact with other third party vendor products and operate on computer systems which are not under our control. For non-compliant products, we have provided and are continuing to provide recommendations as to how an organization may address possible Year 2000 issues regarding that product. Software updates or other solutions are available for most, but not all, known issues. Such information is the most currently available concerning the behavior of our products and is provided "as is" without warranty of any kind. However, variability of definitions of "compliance" with the Year 2000 and of different combinations of software, firmware and hardware has led to law suits against us and could possibly lead to additional lawsuits in the future. The outcome of any such lawsuits and the impact on us are not estimable at this time.

     We do not believe that the Year 2000 problem has had or will have a material adverse effect on our business, results of operations or cash flows. The estimate of the potential impact on our financial position, overall results of operations or cash flows for the Year 2000 problem could change in the future. Our ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review. The discussion of our efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement is effective for fiscal years commencing after June 15, 2000. In June 2000, the FAS issued FAS 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FAS Statement 133, which addresses implementation issues experienced by those companies that adopted FAS 133 early. We will adopt FAS 133, as well as its amendments and interpretations, in fiscal year 2001. We do not believe that FAS 133 will have a material impact on our results of operations, cash flows and financial condition.

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This Staff Accounting Bulletin summarizes certain of the staff's views on applying Generally Accepted Accounting Principles to revenue recognition in financial statements. On June 26, 2000, the SEC staff issued SAB No. 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Therefore, we will adopt this statement no later than the fourth quarter of 2000. We do not believe that SAB 101 will have a material impact on our results of operations, cash flows and financial condition.

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

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On April 7, 2000, the Company and Intellesale filed a counterclaim against David Romano and Eric Limont, the former owners of Bostek, in the U.S. District Court for the District of Delaware for, generally, breach of contract, breach of fiduciary duty and fraud. Messrs. Romano and Limont, the former owners of Bostek, had filed their claim generally alleging that their earnout payment from Intellesale was inadequate. In July 2000, the Company and Intellesale amended their counterclaim in the U.S. District Court for the District of Delaware to seek damages for, among other things, securities law violations. In addition, on May 19, 2000, Intellesale and two of its subsidiaries, Bostek and Micro Components, filed suit against Messrs. Romano and Limont in Superior
Court of Massachusetts to recover damages as a result of fraud, misrepresentations, and breach of fiduciary duties. In July 2000, Messrs. Romano and Limont amended their complaint in the U.S. District Court for the District of Delaware to add a claim for $10 million for the $10 million payment not made to them. The Company believes that the claims filed by Messrs. Romano and Limont are without merit and intends to vigorously defend against the claims. In addition, the Company intends to vigorously pursue its claims against Messrs. Romano and Limont.

     We, and certain of our subsidiaries, are parties to various other legal actions as either plaintiff or defendant in the ordinary course of business.

     In the opinion of management, these proceedings will not have a material adverse effect on the financial position, cash flows or overall trends in our results. The estimate of the potential impact on our financial position, overall results of operations or cash flows for these proceedings could change in the future. We are not subject to any environmental or governmental proceedings.

ITEM 2.   CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

     The following table lists all unregistered securities sold by us from January 1, 2000 through June 30, 2000. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

                                                                                       Number of
                                                               Issued                   Common
     Name/Entity/Nature            Note                         For                     Shares
     ------------------            ----                         ---                     ------
Various                            <F1>               Stock Options Exercised          1,291,090
Various                            <F2>             Employee Stock Purchase Plan         187,041
Various                            <F3>                  Warrants Exercised              317,500
The Americom Group                 <F4>                     Acquisition                   48,333
Computer Equity Corporation        <F5>                     Acquisition                4,804,294
Hornbuckle Engineering, Inc.       <F4>                     Acquisition                   76,104
Independent Business Consultants   <F5>                     Acquisition                  957,912
Innovative Vacuum Solutions, Inc.  <F6>                     Acquisition                   25,881
Pizarro Remarketing, Inc.          <F7>                     Acquisition                  112,612
Port Consulting, Inc.              <F4>                     Acquisition                  302,981
PPL, Ltd.                          <F8>                     Acquisition                  900,900
P-Tech, Inc.                       <F5>                     Acquisition                1,181,592
Service Transport Company          <F7>                     Acquisition                  101,351
STR, Inc.                          <F4>                     Acquisition                  400,267
Timely Technology Corp.            <F5>                     Acquisition                  208,706
-------------------------------------------------------------------------------------------------
     Total                                                                            10,916,564
=================================================================================================


<F1> Represents shares issued in connection with the exercise of employee stock options.
<F2> Represents shares issued in connection with the Company's employee stock purchase plan.
<F3> Represents shares issued in connection with the exercise of warrants.
<F4> Represents shares issued in connection with the "earnout"
     provision of the Agreement of Sale.
<F5> Represents shares issued to the selling shareholders to acquire such shareholder's 100% interest in the company.
<F6> Represents additional consideration per the Merger Agreement between IVS and MVAK Technologies, Inc.
<F7> Represents shares issued to a selling shareholder to acquire such shareholder's minority interest.
<F8> Represents shares issued to the selling shareholders in consideration for their minority interest and in settlement or future earnout payments.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Information required by this item has been included in the Amendment No. 1 to Form S-4 Registration Statement filed with the
Commission on June 27, 2000 (Registration No. 333-38068).

ITEM 5.   OTHER INFORMATION

Mergers and Acquisitions
------------------------

      During the second quarter of 2000 we acquired, in transactions accounted for under the purchase method of accounting:

   * 100% of the capital stock of Independent Business Consultants, a network integration company based in Valley Village, California, effective as of April 1, 2000;

   * 100% of the capital stock of Timely Technology Corp., a software developer and application service provider based in Riverside, California, effective as of April 1, 2000;

   * 100% of the capital stock of P-Tech, Inc., a software development company based in Manchester, New Hampshire, effective as of April 1, 2000; and

   * 100% of the capital stock of Computer Equity Corporation, a communications integration company based in Chantilly, Virginia, effective as of June 1, 2000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      27   Financial Data Schedule.

(b)   Reports on Form 8-K.

      The following Current Reports on Form 8-K were filed by the Company between April 1, 2000 and the date of this report:

      (1) On May 1, 2000, we filed a Current Report on Form 8-K which included a copy of the Agreement and Plan of Merger, dated April 24, 2000, between Digital Angel.net Inc., a Delaware corporation and wholly-owned subsidiary of the Registrant, and Destron Fearing Corporation, a Delaware corporation.

      (2) On July 14, 2000, we filed a Current Report on Form 8-K which included a copy of the Agreement and Plan of Merger, dated as of June 30, 2000, between the Registrant and Computer Equity Corporation.

                              SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  APPLIED DIGITAL SOLUTIONS, INC.
                                  (REGISTRANT)



Dated: August 14, 2000       By:         /S/ DAVID A. LOPPERT
                                 ---------------------------------------
                                           David A. Loppert
                                 Vice President, Chief Financial Officer

                        EXHIBIT INDEX


Number      Description of Exhibits

 27         Financial Data Schedule