Form 10-Q/A
period 2000-06-30
APPLIED DIGITAL SOLUTIONS INC
filed 2000-09-25
CIK 924642

   As filed with the Securities and Exchange Commission on September 25, 2000
-------------------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549
                     ______________________________

                           Amendment No. 1 on
                              FORM 10-Q/A
                               (Mark One)

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


                            EXPLANATORY NOTE

        This Amendment No. 1 to Quarterly Report on Form 10-Q/A amends and restates Items 1 and 2 of Part I of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 as filed by the Registrant on August 14, 2000, and is being filed to reclassify $8.5 million of the $17 million unusual charge as a component of Cost of Goods Sold.

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

              APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (In thousands, except per share data)
                                                          (UNAUDITED)

                                                                        FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                           ENDED JUNE 30,                 ENDED JUNE 30,
                                                                      ---------------------------------------------------------
                                                                          2000           1999           2000              1999
                                                                      ---------------------------------------------------------
NET OPERATING REVENUE                                                 $ 63,863       $ 72,955      $ 149,016         $ 124,528

COST OF GOODS SOLD                                                      44,660         46,672        108,570            79,782

UNUSUAL INVENTORY CHARGE                                                 8,500             --          8,500                --
-------------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                            10,703         26,283         31,946            44,746

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                           (24,169)       (21,724)       (44,524)          (37,816)

DEPRECIATION AND AMORTIZATION                                           (2,309)        (2,275)        (4,399)           (3,761)

UNUSUAL AND RESTRUCTURING  CHARGES                                      (8,500)            --         (8,500)           (2,550)

INTEREST INCOME                                                            369            144            566               278

INTEREST EXPENSE                                                        (1,349)          (690)        (2,467)           (1,135)
-------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES,
   MINORITY INTEREST AND EXTRAORDINARY LOSS                            (25,255)         1,738        (27,378)             (238)

PROVISION (BENEFIT) FOR INCOME TAXES                                    (8,123)         1,017         (8,721)              442
-------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE MINORITY INTEREST AND
   EXTRAORDINARY LOSS                                                  (17,132)           721        (18,657)             (680)

MINORITY INTEREST                                                          596            220            243               464
-------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                                (17,728)           501        (18,900)           (1,144)

EXTRAORDINARY LOSS (NET OF TAXES OF $89)                                    --            160             --               160
-------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                    $(17,728)      $    341      $ (18,900)         $ (1,304)
===============================================================================================================================

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                               $   (.35)      $    .01      $    (.38)         $   (.03)

EXTRAORDINARY LOSS                                                          --             --             --                --
-------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE - BASIC                            $   (.35)      $    .01      $    (.38)         $   (.03)
===============================================================================================================================

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                               $   (.35)      $    .01      $    (.38)         $   (.03)

EXTRAORDINARY LOSS                                                          --             --             --                --
-------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE - DILUTED                          $   (.35)      $    .01      $    (.38)         $   (.03)
===============================================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING - BASIC                                    50,995         46,325         50,003            45,347

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - DILUTED                                         50,995         46,829         50,003            45,347


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

                  APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (UNAUDITED)


5.   UNUSUAL AND RESTRUCTURING CHARGES

Unusual Charges
---------------

     In the second quarter of 2000 the Company's subsidiary, IntelleSale.com, Inc. ("IntelleSale"), recorded a pre-tax charge of $17.0 million, $14.0 million of which related to reserves established in association with the discovery of potential impropriety and possible fraud and misrepresentations in connection with the purchase of Bostek, Inc. and affiliate ("Bostek"), which was acquired by IntelleSale in June 1999, and $3.0 million of which related to fees and expenses incurred in connection with IntelleSale's cancelled Initial Public Offering ("IPO") and certain other intangible assets. The $14.0 million charge is composed of an inventory reserve of $8.5 million for products IntelleSale expects to sell below cost (included as a component of cost of goods sold in the accompanying Consolidated Statements of Operations for the three and six months periods ended June 30, 2000) and $5.5 million related to specific accounts and other receivables.

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
              =============================================================================================================

Income (loss)
before benefit
for income
taxes and
minority
interest          $1,614        $591        $(52)      $(626)   $(21,724)      $(789)    $(3,114)    $(1,155)   $(25,255)
              =============================================================================================================

Total assets     $29,449     $10,333      $4,364     $24,279     $53,206     $24,607    $247,689   $(141,837)   $252,090
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
              =============================================================================================================

Income (loss)
before benefit
for income
taxes and
minority
interest          $1,152        $843        $(46)      $(654)   $(21,212)       $212     $(5,717)    $(1,956)   $(27,378)
              =============================================================================================================

Total assets     $29,449     $10,333      $4,364     $24,279     $53,206     $24,607    $247,689   $(141,837)   $252,090
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

                                                                       RELATIONSHIP TO REVENUE
                                                        -----------------------------------------------------
                                                               THREE MONTHS                  SIX MONTHS
                                                              ENDED JUNE 30,                ENDED JUNE 30,
                                                        -----------------------------------------------------
                                                           2000           1999           2000           1999
                                                           ----           ----           ----           ----
                                                              %              %              %              %
                                                              -              -              -              -
Net operating revenue                                     100.0          100.0         100.00          100.0
Cost of goods sold                                         69.9           64.0           72.9           64.1
Unusual inventory charge                                   13.3            0.0            5.7            0.0
                                                        -----------------------------------------------------
Gross profit                                               16.8           36.0           21.4           35.9
Selling, general and administrative expenses               37.9           29.8           29.9           30.4
Depreciation and amortization                               3.6            3.1            3.0            3.0
Unusual and restructuring charges                          13.3            0.0            5.7            2.0
Interest income                                            (0.6)          (0.2)          (0.4)          (0.2)
Interest expense                                            2.1            0.9            1.7            0.9
                                                        -----------------------------------------------------
Income (loss) before provision (benefit) for
 income taxes, minority interest and
 extraordinary loss                                       (39.5)           2.4          (18.5)          (0.2)
Provision (benefit) for income taxes                      (12.7)           1.4           (5.9)           0.3
                                                        -----------------------------------------------------
Income (loss) before minority interest and
 extraordinary loss                                       (26.8)           1.0          (12.6)          (0.5)
Minority interest                                          (0.9)           0.3            0.2            0.4
                                                        -----------------------------------------------------
Income (loss) before extraordinary loss                   (27.7)           0.7          (12.8)          (0.9)
Extraordinary loss                                          0.0            0.2            0.0            0.1
                                                        -----------------------------------------------------
Net income (loss) available to common stockholders        (27.7)           0.5          (12.8)          (1.0)
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

Gross Profit (Loss) and Gross Margin Percentage
-----------------------------------------------

     Gross profit for the three months ended June 30, 2000 was $10.7 million, a decrease of $15.6 million, or 59.3%, from $26.3 million for the three months ended June 30, 1999. Gross profit for the six months ended June 30, 2000 was $31.9 million, a decrease of $12.8 million, or 28.6% from $44.7 million for the six months ended June 30, 1999. As a percentage of revenue, the gross margin was 16.8% and 36.0% for the three months ended June 30, 2000 and 1999, and was 21.4% and 35.9% for the six months ended June 30, 2000 and 1999 respectively.

     Gross profit (loss) for the three and six months ended June 30, 2000 and 1999 by each of the operating segments was:

     (In thousands)
                                                       -----------------------------------------------------
                                                             THREE MONTHS                  SIX MONTHS
                                                            ENDED JUNE 30,                ENDED JUNE 30,
                                                       -----------------------------------------------------
                                                           2000           1999           2000           1999
                                                           ----           ----           ----           ----
Telephony<F1>                                            $4,673         $5,606         $6,640        $11,017
Network                                                   2,854          2,833          5,149          3,654
Internet                                                  2,120          1,618          3,979          1,618
Applications                                              5,063          5,538          9,602          9,169
IntelleSale.com                                          (5,666)         6,514          1,371         11,643
Non-Core<F2>                                              1,651          4,156          5,098          7,606
Corporate                                                     8             18            107             39
                                                       -----------------------------------------------------
Consolidated                                            $10,703        $26,283        $31,946        $44,746
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

     Gross margin percentage for the three and six months ended June 30, 2000 and 1999 by operating segments was:

                                                        ----------------------------------------------------
                                                              THREE MONTHS                   SIX MONTHS
                                                             ENDED JUNE 30,                ENDED JUNE 30,
                                                        ----------------------------------------------------
                                                           2000           1999           2000           1999
                                                           ----           ----           ----           ----
                                                              %              %              %              %
                                                              -              -              -              -
Telephony<F1>                                              44.8           41.5           44.5           46.8
Network                                                    25.9           33.3           28.2           29.2
Internet                                                   75.8           76.3           82.5           76.3
Applications                                               53.3           69.7           52.1           62.4
IntelleSale.com                                           (25.1)          27.0            1.9           28.2
Non-Core<F2>                                               18.3           24.0           22.1           23.4
                                                        ----------------------------------------------------
Consolidated                                               16.8           36.0           21.4           35.9
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

* As previously discussed, the Company and IntelleSale are in a dispute with the former owners of Bostek and have ceased selling certain high-volume, low-margin Bostek products. During the second quarter of 2000, the Company set up an inventory reserve of $8.5 million and inventory was liquidated at below cost resulting in a loss of approximately $3.4 million, both of which affected IntelleSale's gross profit (loss) in the current quarter. Gross margin has declined from 1999 to 2000 primarily as a result of the sales of the low margin products discussed above and, in the second quarter of 2000, because of the inventory reserve and the sale of inventory at a loss.

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

                                  APPLIED DIGITAL SOLUTIONS, INC.
                                  (REGISTRANT)



Dated: September 25, 2000    By:         /S/ DAVID A. LOPPERT
                                 ---------------------------------------
                                           David A. Loppert
                                 Vice President, Chief Financial Officer

                        EXHIBIT INDEX


Number      Description of Exhibits

 27         Financial Data Schedule