Form 10-Q
period 2000-09-30
APPLIED DIGITAL SOLUTIONS INC
filed 2000-11-14
CIK 924642

  As filed with the Securities and Exchange Commission on November 14, 2000
-------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                    -------------------------------------

                                  FORM 10-Q
                                 (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934.
              For the quarterly period ended September 30, 2000
                                     or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934.
                 For the transition period from____ to ____

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

Yes  [X]   No   [ ]

         The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 13, 2000:

                     Class                             Number of Shares
         Common Stock; $.001 Par Value                   102,101,653


                       APPLIED DIGITAL SOLUTIONS, INC.

                              TABLE OF CONTENTS

  Item                             Description                                          Page
                       PART I - FINANCIAL INFORMATION

   1.      Financial Statements
           Consolidated Balance Sheets
              September 30, 2000 (unaudited) and December 31, 1999                       3
           Consolidated Statements of Operations -
               Three and Nine Months ended September 30, 2000 and 1999 (unaudited)       4
           Consolidated Statement of Stockholders' Equity -
               Nine Months ended September 30, 2000 (unaudited)                          5
           Consolidated Statements of Cash Flows -
               Nine Months ended September 30, 2000 and 1999 (unaudited)                 6
           Notes to Consolidated Financial Statements (unaudited)                        7
   2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                 19
   3.      Quantitative and Qualitative Disclosures About Market Risk                    44

                         PART II - OTHER INFORMATION

   1.      Legal Proceedings                                                             45
   2.      Changes In Securities                                                         45
   3.      Defaults Upon Senior Securities                                               46
   4.      Submission of Matters to a Vote of Security Holders                           46
   5.      Other Information                                                             47
   6.      Exhibits and Reports on Form 8-K                                              48

SIGNATURE                                                                                50
EXHIBITS                                                                                 51

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------

                                         CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except par value)

                                                    ASSETS
                                                                                SEPTEMBER 30,
                                                                                         2000      December 31,
                                                                                  (UNAUDITED)              1999
                                                                              ---------------------------------
CURRENT ASSETS
   Cash and cash equivalents                                                        $   9,508         $   5,138
   Due from buyer of divested subsidiary                                                   --            31,302
   Accounts receivable and unbilled receivables (net of allowance
      for doubtful accounts of $4,433 in 2000 and $1,698 in 1999)                      55,646            52,170
   Inventories                                                                         42,577            40,448
   Notes receivable                                                                     4,477             3,822
   Prepaid expenses and other current assets                                           10,796             6,001
----------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                         123,004           138,881

PROPERTY AND EQUIPMENT, NET                                                            19,387            13,886

NOTES RECEIVABLE                                                                        3,260             3,297

GOODWILL, NET                                                                         175,642            62,000

OTHER ASSETS                                                                           20,333            10,912
----------------------------------------------------------------------------------------------------------------

                                                                                    $ 341,626         $ 228,976
================================================================================================================


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                                    $     632         $     818
   Current maturities of long-term debt                                                 5,694             8,038
   Due to shareholders of acquired subsidiary                                          10,000            15,000
   Accounts payable                                                                    24,917            29,499
   Accrued expenses                                                                    16,692            17,672
   Other current liabilities                                                               --             2,745
----------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                     57,935            73,772

LONG-TERM DEBT                                                                         81,673            59,710
----------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                            139,608           133,482
----------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
----------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                                       2,247             2,558
----------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Preferred shares:
      Authorized 5,000 shares in 2000 and 1999 of $10 par value; special voting, issued and outstanding 1 share in 2000 and 1999, Class B voting, issued
         and outstanding 1 share in 2000 and 1999                                          --                --
   Common shares:
      Authorized 245,000 shares in 2000 and 80,000 in 1999 of $.001 par value;
         84,077 shares issued and 82,861 shares outstanding in 2000
         and 51,116 shares issued and 48,260 shares outstanding in 1999                    83                48
   Common and preferred additional paid-in capital                                    209,598            87,470
   Retained earnings                                                                   (7,976)           12,664
   Common stock warrants                                                                1,656                --
   Treasury stock (carried at cost, 1,216 shares in 2000 and 2,856 in 1999)            (2,802)           (7,310)
   Accumulated other comprehensive income (loss)                                         (788)               64
----------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                   199,771            92,936
----------------------------------------------------------------------------------------------------------------

                                                                                    $ 341,626         $ 228,976
================================================================================================================

----------------------------------------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.                                          Page 3

                                    APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (In thousands, except per share data)
                                                      (UNAUDITED)

                                                                       FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                        ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                    --------------------------------------------------------
                                                                          2000           1999           2000           1999
                                                                    --------------------------------------------------------
NET OPERATING REVENUE                                                $  73,846      $ 107,262      $ 222,862      $ 231,790

COST OF GOODS SOLD                                                      50,814         78,596        159,384        158,378
UNUSUAL INVENTORY CHARGE                                                    --             --          8,500             --
----------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                            23,032         28,666         54,978         73,412
----------------------------------------------------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                           (21,227)       (24,022)       (65,751)       (61,838)
DEPRECIATION AND AMORTIZATION                                           (3,136)        (2,612)        (7,535)        (6,373)
UNUSUAL AND RESTRUCTURING CHARGES                                           --             --         (8,500)        (2,550)
INTEREST INCOME                                                            110            155            676            433
INTEREST EXPENSE                                                        (1,636)        (1,160)        (4,103)        (2,295)
----------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES,
   MINORITY INTEREST AND EXTRAORDINARY LOSS                             (2,857)         1,027        (30,235)           789

PROVISION (BENEFIT) FOR INCOME TAXES                                    (1,219)           644         (9,940)         1,086
----------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE MINORITY INTEREST AND
   EXTRAORDINARY LOSS                                                   (1,638)           383        (20,295)          (297)

MINORITY INTEREST                                                          102            (64)           345            400
----------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                                 (1,740)           447        (20,640)          (697)

EXTRAORDINARY LOSS (NET OF TAXES OF $89)                                    --             --             --            160
----------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                   $  (1,740)     $     447      $ (20,640)     $    (857)
============================================================================================================================

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                              $    (.03)     $     .01      $    (.38)     $    (.02)

EXTRAORDINARY LOSS                                                          --             --             --             --
----------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE - BASIC                           $    (.03)     $     .01      $    (.38)     $    (.02)
============================================================================================================================

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                              $    (.03)     $     .01      $    (.38)     $    (.02)

EXTRAORDINARY LOSS                                                          --             --             --             --
----------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE - DILUTED                         $    (.03)     $     .01      $    (.38)     $    (.02)
============================================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING - BASIC                                    63,862         47,087         54,623         46,102

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - DILUTED                                         63,862         47,424         54,623         46,102
----------------------------------------------------------------------------------------------------------------------------





----------------------------------------------------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.                                                      Page 4

                                        APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------

                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000
                                                         (In thousands)
                                                          (UNAUDITED)
                                                                                                          ACCUMULATED
                               PREFERRED SHARES COMMON SHARES ADDITIONAL              COMMON                    OTHER         TOTAL
                               ---------------- -------------    PAID-IN  RETAINED     STOCK  TREASURY  COMPREHENSIVE STOCKHOLDERS'
                                 NUMBER AMOUNT  NUMBER AMOUNT    CAPITAL  EARNINGS  WARRANTS     STOCK  INCOME (LOSS)        EQUITY
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1999          --  $  --  48,260    $48   $ 87,470  $ 12,664    $   --   $(7,310)         $  64      $ 92,936

  Net loss                           --     --      --     --         --   (20,640)       --         -             --
  Comprehensive loss -
    foreign currency translation     --     --      --     --         --        --        --        --           (852)
      Total comprehensive loss       --     --      --     --         --   (20,640)       --        --           (852)      (21,492)
  Issuance of common shares          --     --   1,635      2      4,849        --        --        --             --         4,851
  Issuance of common shares for
    acquisition                      --     --  31,006     31    120,822        --        --        --             --       120,853
  Assumption of common stock
    warrants for acquisition         --     --      --     --         --        --     1,672        --             --         1,672
  Warrants redeemed for common
    shares                           --     --     320     --        967        --       (16)       --             --           951
  Reissue of treasury shares         --     --   1,640      2     (4,510)       --        --     4,508             --            --
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2000         --  $  --  82,861    $83   $209,598  $ (7,976)   $1,656   $(2,802)         $(788)     $199,771
====================================================================================================================================






------------------------------------------------------------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.                                                              Page 5

                            APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)
                                              (UNAUDITED)

                                                                               FOR THE NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                          -------------------------------
                                                                                  2000              1999
                                                                          -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                  $ (20,640)        $    (857)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                           7,535             6,373
         Minority interest                                                         345               400
         (Gain) loss on sale of equipment and other assets                        (449)               62
         Non-cash unusual and restructuring charges                             17,000               251
         Change in assets and liabilities, excluding unusual charges:
            Increase (decrease) in accounts receivable                             741           (22,767)
            Increase in inventories                                             (5,809)          (15,121)
            Increase in prepaid expenses and other current assets               (4,311)           (2,603)
            Increase in deferred tax asset                                      (8,475)               --
            Increase (decrease) in accounts payable and accrued
               expenses                                                        (19,531)           19,966
---------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                          (33,594)          (14,296)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in due from buyer of divested subsidiary                            31,302                --
   Increase in notes receivable                                                   (617)             (857)
   Increase in other assets                                                       (680)           (1,304)
   Proceeds from sale of equipment and other assets                                829               360
   Payments for property and equipment                                          (5,476)           (3,771)
   Payments for asset and business
      acquisitions (net of cash balances acquired)                             (10,490)          (15,852)
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             14,868           (21,424)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net amounts borrowed (paid) on notes payable                                  8,935               (70)
   Proceeds from long-term debt                                                 16,271            51,942
   Payments on long-term debt                                                   (7,212)           (8,334)
   Issuance of common shares                                                     5,487                --
   Other financing costs                                                          (385)           (3,340)
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       23,096            40,198
---------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        4,370             4,478

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                  5,138             4,555
---------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $   9,508         $   9,033
=========================================================================================================




---------------------------------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.                                   Page 6

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Applied Digital Solutions, Inc. (the "Company") as of September 30, 2000 and December 31, 1999 (the December 31, 1999 financial information included herein has been extracted from the Company's audited financial statements included in the Company's 1999 Annual Report on Form 10-K) and for the three and nine months ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made.

         The consolidated statements of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.

         Certain items in the consolidated financial statements for the 1999 periods have been reclassified for comparative purposes.

2.       PRINCIPLES OF CONSOLIDATION

         The financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.       INVENTORY

                                                           September 30,          December 31,
                                                                    2000                  1999
                                                       ------------------    ------------------
         Raw materials                                          $  4,402              $  4,648
         Work in process                                           1,859                 1,195
         Finished goods                                           37,195                35,602
                                                       ------------------    ------------------
                                                                  43,456                41,445
         Allowance for excess and obsolescence                      (879)                 (997)
                                                       ------------------    ------------------
                                                                $ 42,577              $ 40,448
                                                       ==================    ==================

         As discussed in Note 5, the $8.5 million unusual charge to gross profit recorded in the second quarter of 2000 has been recognized as a write-down of specific inventory items.

4.       FINANCING AGREEMENTS

          In August 1998, the Company entered into a $20.0 million line of credit with State Street Bank Trust Company secured by all of our domestic assets at the prime lending rate or at the London Interbank Offered Rate, at our discretion. In February 1999, the amount of the credit available under the facility was

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

increased to $23.0 million. On May 25, 1999, the Company entered into a Term and Revolving Credit Agreement with IBM Credit Corporation (the "IBM Agreement"). On May 26, 1999, the Company repaid the amount due to State Street Bank and Trust Company. On July 30, 1999 the IBM Agreement was amended and restated, and it was again amended on January 27, 2000. On October 17, 2000, the Company entered into a Second Amended and Restated Term and Revolving Credit Agreement with IBM Credit Corporation ("the Second IBM Agreement").

         The Second IBM Agreement provides for:

         (a) a revolving credit line of up to $67.260 million, subject to availability under a borrowing base formula, designated as follows: (i) a USA revolving credit line of up to $63.405 million, and (ii) a Canadian revolving credit line of up to $3.855 million,

         (b)      a term loan A of up $25.0 million, and

         (c)      a term loan C of up to $2.740 million.

         The revolving credit line may be used for general working capital requirements, capital expenditures and certain other permitted purposes and is repayable in full on May 25, 2002. The USA revolving credit line bears interest at the 30-day LIBOR rate plus 2.75%; the Canadian revolving credit line bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 1.17%. As of September 30, 2000, the LIBOR rate was approximately 6.6% and approximately $33.7 million was outstanding on the revolving credit line, which is included in long-term debt.

         Term loan A bears interest at the 30-day LIBOR rate plus 3.50%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of September 30, 2000, approximately $17.4 million was outstanding on this loan.

         Term loan B bears interest at the 30-day LIBOR rate plus 1.75% to 1.90%. As of September 30, 2000, approximately $32.6 million was outstanding on this loan. On October 17, 2000, Term loan B was terminated and the balance was transferred into the revolving credit line.

         Term loan C, which was used by our Canadian subsidiary to pay off their bank debt, bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 1.17%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of September 30, 2000, Toronto-Dominion's rate was approximately 7.5% and approximately $2.1 million was outstanding on this loan.

         The agreement contains standard debt covenants relating to the financial position and performance of the Company as well as restrictions on the declarations and payment of dividends. As of September 30, 2000, the Company was in compliance with all debt covenants.

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

5.       UNUSUAL AND RESTRUCTURING CHARGES

Unusual Charges
---------------

         In the second quarter of 2000 the Company's subsidiary, IntelleSale.com, Inc. ("IntelleSale"), recorded a pre-tax charge of $17.0 million, $14.0 million of which related to reserves established in association with the discovery of potential impropriety and possible fraud and misrepresentations in connection with the purchase of Bostek, Inc. and affiliate ("Bostek"), which was acquired by IntelleSale in June 1999, and $3.0 million of which related to fees and expenses incurred in connection with IntelleSale's cancelled Initial Public Offering ("IPO") and certain other intangible assets. The $14.0 million charge is composed of an inventory reserve of $8.5 million for products IntelleSale expects to sell below cost (included as a component of cost of goods sold in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2000) and $5.5 million related to specific accounts and other receivables.

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

         The following table sets forth the rollforward of the liabilities for business restructuring from January 1, 1999 through September 30, 2000:

                              Balance,                                       Balance                         Balance
                            January 1,                                  December 31,                   September 30,
Type of Cost                      1999     Additions    Deductions              1999    Deductions              2000
---------------------------------------------------------------------------------------------------------------------
Asset impairment               $    --       $ 1,522       $ 1,522           $    --       $    --            $   --
Lease terminations                  --           541           342               199           199                --
Employee separations                --           173           123                50            --                50
                           ------------------------------------------------------------------------------------------
Total                          $    --       $ 2,236       $ 1,987           $   249       $   199            $   50
                           ==========================================================================================

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

7.       EARNINGS (LOSS) PER SHARE

         The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share

                                                                   --------------------------------------------------
                                                                           THREE MONTHS              NINE MONTHS
                                                                              ENDED                     ENDED
                                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                                   --------------------------------------------------
                                                                          2000        1999          2000        1999
                                                                          ----        ----          ----        ----
NUMERATOR:
Net income (loss) available to common stockholders                     $(1,740)       $447      $(20,640)      $(857)
                                                                   ==================================================

DENOMINATOR:
Denominator for basic income (loss) per share -
Weighted-average shares(1)                                              63,862      47,087        54,623      46,102
Effect of dilutive securities -
   Warrants                                                                 --          85            --          --
   Employee stock options                                                   --         252            --          --
                                                                   --------------------------------------------------
Denominator for diluted income (loss) per share(2)                      63,862      47,424        54,623      46,102
                                                                   ==================================================
Basic income (loss) per share                                           $(0.03)     $ 0.01        $(0.38)    $ (0.02)
                                                                   ==================================================
Diluted income (loss) per share                                         $(0.03)     $ 0.01        $(0.38)    $ (0.02)
                                                                   ==================================================

(1) Includes, for the three and nine month periods ended September 30, 2000 and 1999, 5 hundred and 0.8 million shares of common stock, respectively, reserved for issuance to the holders of ACT-GFX, Inc.'s exchangeable shares.

(2) The weighted average shares listed below were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:

                                                                         ------------------------------------------
                                                                            THREE MONTHS           NINE MONTHS
                                                                               ENDED                  ENDED
                                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                                         ------------------------------------------
                                                                                 2000            2000         1999
                                                                                 ----            ----         ----
     Employee stock options                                                     1,960           3,319          448
     Warrants                                                                     184             321          186
     Contingent stock - acquisitions                                               --              39           --
                                                                         ------------------------------------------
                                                                                2,144           3,679          634
                                                                         ==========================================

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

         Following is the selected segment data as of and for the three months ended September 30, 2000:

                 -------------------------------------------------------------------------------------------------------------
                                                                                       Corporate
                 Telephony     Network   Internet  Applications IntelleSale   Non-Core  Overhead  Eliminations  Consolidated
                 -------------------------------------------------------------------------------------------------------------
External
revenue           $ 12,276    $ 12,758    $ 4,248      $ 11,638    $ 20,342   $ 12,532  $     52     $      --    $   73,846
Intersegment
revenue                 --          --         --            --       1,105         --        --        (1,105)           --
                 -------------------------------------------------------------------------------------------------------------
Total revenue     $ 12,276    $ 12,758    $ 4,248      $ 11,638    $ 21,447   $ 12,532  $     52     $  (1,105)   $   73,846
                 =============================================================================================================

Income (loss)
before benefit
for income
taxes and
minority
interest          $    648    $    607    $   221      $    519    $ (1,076)  $    725  $ (2,896)    $  (1,605)   $   (2,857)
                 =============================================================================================================

Total assets      $ 30,253    $ 11,481    $ 4,567      $ 35,625    $ 48,057   $ 27,670  $341,111     $(157,138)   $  341,626
                 =============================================================================================================


         Following is the selected segment data as of and for the nine months ended September 30, 2000:

                 -------------------------------------------------------------------------------------------------------------
                                                                                       Corporate
                 Telephony     Network   Internet  Applications IntelleSale   Non-Core  Overhead  Eliminations  Consolidated
                 -------------------------------------------------------------------------------------------------------------
External
revenue           $ 27,210    $ 31,026    $ 9,071      $ 30,069    $ 89,753   $ 35,566  $    167     $      --    $  222,862
Intersegment
revenue                 --          --         --            --       5,112         --        --        (5,112)           --
                 -------------------------------------------------------------------------------------------------------------
Total revenue     $ 27,210    $ 31,026    $ 9,071      $ 30,069    $ 94,865   $ 35,566  $    167     $  (5,112)   $  222,862
                 =============================================================================================================

Income (loss)
before benefit
for income
taxes and
minority
interest          $  1,799    $  1,450    $   175      $   (135)   $(22,288)  $    937  $ (8,607)    $  (3,566)   $  (30,235)
                 =============================================================================================================

Total assets      $ 30,253    $ 11,481    $ 4,567      $ 35,625    $ 48,057   $ 27,670  $341,111     $(157,138)   $  341,626
                 =============================================================================================================

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

         Following is the selected segment data as of and for the three months ended September 30, 1999:

                 -------------------------------------------------------------------------------------------------------------
                                                                                       Corporate
                 Telephony     Network   Internet  Applications IntelleSale   Non-Core  Overhead  Eliminations  Consolidated
                 -------------------------------------------------------------------------------------------------------------
External revenue  $ 17,265    $  7,399    $ 2,285      $ 11,800    $ 48,663   $ 19,820  $     30     $      --    $  107,262
Intersegment
revenue                 --          --         --            --       2,818         --        --        (2,818)           --
                 -------------------------------------------------------------------------------------------------------------
Total revenue     $ 17,265    $  7,399    $ 2,285      $ 11,800    $ 51,481   $ 19,820  $     30     $  (2,818)   $  107,262
                 =============================================================================================================

Income (loss)
before provision
(benefit) for
income taxes,
minority
interest and
extraordinary
loss              $    402    $    569    $   261      $    164    $  1,606   $    560  $ (1,678)    $    (857)   $    1,027
                 =============================================================================================================

Total assets      $ 39,211    $  7,242    $ 2,166      $ 26,874    $ 72,166   $ 35,272  $213,012     $(155,468)   $  240,475
                 =============================================================================================================


         Following is the selected segment data as of and for the nine months ended September 30, 1999:

                 -------------------------------------------------------------------------------------------------------------
                                                                                       Corporate
                 Telephony     Network   Internet  Applications IntelleSale   Non-Core  Overhead  Eliminations  Consolidated
                 -------------------------------------------------------------------------------------------------------------
External revenue  $ 40,797    $ 19,905    $ 4,405      $ 26,498    $ 87,735   $ 52,379  $     71     $      --    $  231,790
Intersegment
revenue                 --          --         --            --       5,007         --        --        (5,007)           --
                 -------------------------------------------------------------------------------------------------------------
Total revenue     $ 40,797    $ 19,905    $ 4,405      $ 26,498    $ 92,742   $ 52,379  $     71     $  (5,007)   $  231,790
                 =============================================================================================================

Income (loss)
before provision
(benefit) for
income taxes,
minority
interest and
extraordinary
loss              $    958    $  1,495    $   526      $     26    $  5,262   $  1,504  $ (7,300)    $  (1,682)   $      789
                 =============================================================================================================

Total assets      $ 39,211    $  7,242    $ 2,166      $ 26,874    $ 72,166   $ 35,272  $213,012     $(155,468)   $  240,475
                 =============================================================================================================

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


9.       MERGERS, ACQUISITIONS AND DISPOSITIONS

         The following represents acquisitions which occurred in the first nine months of 2000 and during 1999:

                                                                                     Common
                                          Date of       Percent     Acquisition      Shares
                                        Acquisition    Acquired        Price         Issued      Business Description
-------------------------------------------------------------------------------------------------------------------------
2000 Acquisitions:
------------------

Independent Business Consultants          04/01/00       100%          $5,547          958    Network integration company

P-Tech, Inc.                              04/01/00       100%           4,830        1,182    Software development company

Timely Technology Corp.                   04/01/00       100%           1,315          215    Software developer and
                                                                                              application service provider

Computer Equity Corporation               06/01/00       100%          24,712        4,829    Communications integration company

WebNet Services, Inc.                     07/01/00       100%             958          268    Network integrator and website
                                                                                              developer

Destron Fearing Corporation               09/08/00       100%          84,642       20,821    Animal identification and
                                                                                              microchip technology company

1999 Acquisitions:
------------------

Port Consulting, Inc.                     04/01/99       100%           1,292          303    Integrator of information
                                                                                              technology application systems

Hornbuckle Engineering, Inc.              04/01/99       100%           5,103          631    Integrated voice and data
                                                                                              solutions provider

Lynch Marks & Associates, Inc.            04/01/99       100%           2,571          773    Network integration company

STR, Inc.                                 04/01/99       100%           6,822         1,332   Software solutions provider for
                                                                                              retailers

Contour Telecom Management, Inc.          05/01/99        75%           5,627          ---    Provider of outsourced
   (Divested effective 12/31/99)                                                              telecommunications management
                                                                                              services

Bostek, Inc. & affiliate                  06/01/99       100%          27,466          ---    Seller of computer systems and
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


     Major Acquisitions
     ------------------

         On September 8, 2000, the Company completed the acquisition of Destron Fearing Corporation through a merger of its wholly-owned subsidiary, Digital Angel.net Inc., into Destron Fearing Corporation. As a result of the merger, Destron Fearing is now a wholly-owned subsidiary of the Company and has been renamed "Digital Angel.net Inc."

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

         In connection with the merger, each outstanding share of Destron Fearing common stock was exchanged for 1.5 shares of the Company's common stock, with fractional shares settled in cash. In addition, outstanding options and warrants to purchase shares of Destron Fearing common stock were converted into a right to purchase that number of shares of the Company's common stock as the holders would have been entitled to receive had they exercised such options and warrants prior to September 8, 2000 and participated in the merger. The Company issued 20.5 million shares if its common stock in exchange for all the outstanding common stock of Destron Fearing and 0.3 million shares of its common stock as a transaction fee. The Company will issue up to 2.7 million shares of its common stock upon the exercise of the Destron Fearing options and warrants. The aggregate purchase price of approximately $84.6 million, including the liabilities, was allocated to the identifiable assets with the remainder of $75.1 million recorded as goodwill, which is being amortized over 20 years.

         Effective June 1, 2000, the Company acquired all of the outstanding common stock of Computer Equity Corporation. The aggregate purchase price was approximately $24.7 million, $15.8 million of which was paid in shares of the Company's common stock and $8.9 million of which was payable in cash and paid in August, 2000. An additional $10.3 million is contingent upon achievement of certain earnings targets during the two years ended June 30, 2002. The total purchase price of Computer Equity Corporation, including the liabilities, was allocated to the identifiable assets with the remainder of $15.9 million recorded as goodwill, which is being amortized over 20 years.

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

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         Unaudited pro forma results of operations for the nine months ended September 30, 2000 and 1999 are included below. Such pro forma information assumes that the above transactions had occurred as of January 1, 2000 and 1999, respectively.

                                                                                     -------------------------------
                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                               2000           1999
                                                                                               ----           ----
     Revenues                                                                             $ 249,113      $ 335,618
     Income (loss) before extraordinary loss                                                (22,545)           368
     Net income (loss)                                                                      (22,545)           208
     Earnings per common shares - basic                                                       (0.41)          0.01
     Earnings per common share - diluted                                                      (0.41)          0.01

Earnout and Put Agreements
--------------------------

         Certain acquisition agreements include additional consideration contingent on profits of the acquired subsidiary. Upon earning this additional consideration, the value will be recorded as additional goodwill. The acquisitions above include contingent shares earned upon attainment of certain profits by subsidiaries through September 30, 2000. Under these agreements, assuming all earnout profits are achieved, the Company is contingently liable for additional consideration of approximately $19.6 million in 2001, $9.1 million in 2002 and $2.0 million in 2004, of which $1.0 million would be payable in cash and $29.7 million would be payable in stock.

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

         In June 2000, the Company entered into agreements to issue, in the aggregate, 2.3 million shares of its common stock, 1.6 million of which have been issued, to acquire $10.0 million in put options and to settle earnout payments in certain companies owned by IntelleSale. These agreements superseded agreements entered into during the second quarter of 1999.

         During the first nine months of 2000 and 1999, 2.4 million and 6.0 million shares of common stock, respectively, were issued to satisfy earnouts and to purchase minority interests.

Dispositions
------------

         Effective October 1, 1999, the Company entered into a Stock Purchase Agreement for the sale of all outstanding shares of common stock of four non-core subsidiaries. In consideration, the Company received a note for $2.5 million, and 2.8 million shares of the Company's common stock, recorded as treasury stock in the amount of $7.0 million. No gain was recorded on this transaction, because the shareholders of the purchaser of the divested assets were deemed to be significant shareholders of the

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

Company. The operating results of these companies are properly included in the Company's financial statements through the date of disposition.

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

10.      SUBSEQUENT EVENTS

SERIES C PREFERRED STOCK TRANSACTION

         The Preferred Stock. On October 26, 2000, the Company issued 26 thousand shares of Series C convertible preferred stock to a select group of institutional investors in a private placement. The stated value of the preferred stock is $1,000 per share, or an aggregate of $26.0 million, and the purchase price of the preferred stock and the related warrants was an aggregate of $20.0 million. The preferred stock is convertible into shares of the Company's common stock initially at a rate of $7.56 in stated value per share, which is reduced to $5.672 in stated value per share 91 days after issuance of the preferred stock. At the earlier of 90 days after the issuance of the preferred stock or upon the effective date of the Company's registration statement relating to the common stock issuable on the conversion of the initial series of preferred stock, the holders also have the option to convert the stated value of the preferred stock to common stock at an alternative conversion rate starting at 140% and declining to 110% of the average closing price for the 10 trading days preceding the date of the notice of conversion. The conversion price and the alternative conversion price are subject to adjustment based on certain events, including the Company's issuance of shares of common stock, or options or other rights to acquire common stock, at an issuance price lower than the conversion price of the preferred stock, or issuance of convertible securities that have a more favorable price adjustment provision than the preferred stock. The Company will be required to accrete the discount on the preferred stock through equity. However, the accretion will reduce the income available to common stockholders and earnings per shares. The value assigned to the warrants will increase the discount on the preferred stock. The holders of the preferred stock are entitled to receive annual dividends of 4% of the stated value (or 5.2% of the purchase price) payable in either cash or additional shares of preferred stock.

         If certain triggering events occur in respect of the preferred stock, the holders may require the Company to redeem the preferred stock at a price per share equal to 130% of the stated value (or an aggregate of $33.8 million) plus accrued dividends, as long as such redemption is not prohibited under the Company's credit agreement. In addition, under certain circumstances during the occurrence of a triggering event, the conversion price per share of the preferred stock would be reduced to 50% of the lowest closing price of the Company's common stock during such period. The triggering events include (i) failure to have the registration statement relating to the common stock issuable on the conversion of the preferred stock declared effective on or prior to 180 days after issuance of the preferred stock or the suspension of the effectiveness of such registration statement, (ii) suspensions in trading of or failure to list the common stock issuable on conversion of the preferred stock, (iii) failure to obtain shareholder approval at least by June 30, 2001 for the issuance of the common stock upon the conversion of the preferred stock

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

and upon the exercise of the warrants, and (iv) certain defaults in payment of or acceleration of our payment obligations under our credit agreement.

         Warrants. The holders of the preferred stock have also received 0.8 million warrants to purchase up to 0.8 million shares of our common stock over the next five years. The exercise price is $4.73 per share, subject to adjustment for various events, including the issuance of shares of common stock, or options or other rights to acquire common stock, at an issuance price lower than the exercise price under the warrants. The exercise price may be paid in cash, in shares of common stock or by surrendering warrants.

         Option to Acquire Additional Preferred Stock. The investors may purchase up to an additional $26.0 million in stated value of Series C convertible preferred stock and warrants with an initial conversion price of $5.00 per share, for an aggregate purchase price of $20.0 million, at any time up to ten months following the effective date of the Company's registration statement relating to the common stock issuable on conversion of the initial series of the preferred stock. The additional preferred stock will have the same preferences, qualifications and rights as the initial preferred stock.

ACQUISITIONS AND DISPOSITIONS

         Effective as of October 19, 2000, the Company entered into transactions with MCY.com, Inc. (OTC-BB:MCYC) ("MCY") under which it sold to MCY a non-exclusive perpetual worldwide license to use its recently-acquired Net-Vu product, an Internet-based Automatic Contact Distributor, for $9.0 million in cash plus $1.0 million in shares of MCY. In addition, MCY granted to the Company an exclusive perpetual license to MCY's digital encryption and distribution systems, including its NETrax(TM) software for use in various non-entertainment business-to-business applications, in consideration for
11.8 million shares of our common stock valued at $40.0 million. These transactions with MCY are subject to governmental clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

         On October 25, 2000, the Company acquired Pacific Decision Sciences Corporation, a California corporation ("PDSC"). In the merger transaction, the Company issued approximately 8.6 million shares of its common stock. In addition, for each of the twelve-month periods ending September 30, 2001 and September 30, 2002, the former stockholders of PDSC will be entitled to receive earnout payments, payable in cash or in shares of our common stock, of $9.7 million plus 4.0 times EBITDA (as defined in the merger agreement) in excess of $3.7 million, subject to reduction by 4.0 times the shortfall from the Projected EBITDA Amount (as defined in the merger agreement). Goodwill associated with the acquisition amounted to approximately $23.5 million and will be amortized over 20 years at the rate of approximately $1.2 million per year. Pro forma financial information related to this acquisition will be included in the Company's Current Report on Form 8-K/A, which will be filed on or before December 30, 2000. PDSC, based in Santa Ana, California, is a provider of proprietary web-based customer relationship management software. It develops, sells and implements software systems that enable automated, single point of contact delivery of customer service.

         On October 27, 2000, the Company acquired 16% of the capital stock of ATEC Group, Inc. (AMEX:TEC), in consideration for shares of its common stock valued at approximately $9.1 million.

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

Goodwill associated with the acquisition amounted to approximately $7.8 million and will be amortized over 20 years at the rate of approximately $0.4 million per year. Based in Commack, New York, ATEC is a leading system integrator and provider of a full line of information technology products and services.

         On October 31, 2000, under an agreement dated November 3, 2000, the Company sold its wholly-owned subsidiary STC Netcom, Inc.

         On November 2, 2000 the Company acquired 80% of the capital stock of Connect Intelligence Limited, in consideration for shares of its common stock valued at approximately $10.0 million. Goodwill associated with the acquisition amounted to approximately $7.1 million and will be amortized over 20 years at the rate of approximately $0.4 million per year. Based in Ireland, Connect Intelligence has successfully completed a vetting procedure and has now been formally offered up to 70 high-speed fiber optic circuits from the Irish government's Department of Enterprise and Employment. The offering, part of the Irish government's e-commerce infrastructure initiative, grants Connect Intelligence and its partners exclusive rights to nearly one half of all circuits to and from the Republic of Ireland.

         On November 13, 2000 the Company entered into an agreement to acquire approximately 54% of the outstanding capital stock of SysComm International Corporation (NASDAQ:SYCM) in consideration for a combination of cash and shares of its common stock valued at $4.5 million. No goodwill was associated with the acquisition. Concurrently, the Company agreed to sell its interest in Information Products Corporation to SysComm. Based in Shirley, New York, SysComm is a network and systems integrator and reseller of computer hardware.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 1 of this report as well as our 1999 Annual Report on Form 10-K. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the Risk Factors sections later in this Item.

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

         As part of the reorganization of our core business into four reportable business groups, we implemented a restructuring plan in the first quarter of 1999. The restructuring plan included the exiting of selected lines of business within our Telephony and Applications business groups, and the associated write-off of assets. In the first quarter of 1999, we incurred a restructuring charge of $2.2 million that included asset impairments, primarily software and other intangible assets, of $1.5 million, lease terminations of $0.5 million, and employee separations of $0.2 million. In addition, during the first quarter of 1999, as part of our core business reorganization, we realigned certain operations within our Telephony division and recognized impairment charges and other related costs of $0.3 million.

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

RECENT DEVELOPMENTS

SERIES C PREFERRED STOCK TRANSACTION


         The Preferred Stock. On October 26, 2000, we issued 26 thousand shares of Series C convertible preferred stock to a select group of institutional investors in a private placement. The stated value of the preferred stock is $1,000 per share, or an aggregate of $26.0 million, and the purchase price of the preferred stock and the related warrants was an aggregate of $20.0 million. The preferred stock is convertible into shares of our common stock initially at a rate of $7.56 in stated value per share, which is reduced to $5.672 in stated value per share 91 days after issuance of the preferred stock. At the earlier of 90 days after the issuance of the preferred stock or upon the effective date of our registration statement relating to the common stock issuable on the conversion of the initial series of preferred stock, the holders also have the option to convert the stated value of the preferred stock to common stock at an alternative conversion rate starting at 140% and declining to 110% of the average closing price for the 10 trading days preceding the date of the notice of conversion. The conversion price and the alternative conversion price are subject to adjustment based on certain events, including our issuance of shares of common stock, or options or other rights to acquire common stock, at an issuance price lower than the conversion price of the preferred stock, or issuance of convertible securities that have a more favorable price adjustment provision than the preferred stock. We will be required to accrete the discount on the preferred stock through equity. However, the accretion will reduce the income available to common stockholders and earnings per shares. The value assigned to the warrants will increase the discount on the preferred stock. The holders of the preferred stock are entitled to receive annual dividends of 4% of the stated value (or 5.2% of the purchase price) payable in either cash or additional shares of preferred stock.

         If certain triggering events occur in respect of the preferred stock, the holders may require us to redeem the preferred stock at a price per share equal to 130% of the stated value (or an aggregate of $33.8 million) plus accrued dividends, as long as such redemption is not prohibited under our credit agreement. In addition, under certain circumstances during the occurrence of a triggering event, the conversion price per share of the preferred stock would be reduced to 50% of the lowest closing price of our common stock during such period. The triggering events include (i) failure to have the registration statement relating to the common stock issuable on the conversion of the preferred stock declared effective on or prior to 180 days after issuance of the preferred stock or the suspension of the effectiveness of such registration statement, (ii) suspensions in trading of or failure to list the common stock issuable on conversion of the preferred stock, (iii) failure to obtain shareholder approval at least by June 30, 2001 for the issuance of the common stock upon the conversion of the preferred stock and upon the exercise of the warrants, and (iv) certain defaults in payment of or acceleration of our payment obligations under our credit agreement.

         Warrants. The holders of the preferred stock have also received 0.8 million warrants to purchase up to 0.8 million shares of our common stock over the next five years. The exercise price is $4.73 per share, subject to adjustment for various events, including the issuance of shares of common stock, or options or other rights to acquire common stock, at an issuance price lower than the exercise price under the warrants. The exercise price may be paid in cash, in shares of common stock or by surrendering warrants.

         Option to Acquire Additional Preferred Stock. The investors may purchase up to an additional $26.0 million in stated value of Series C convertible preferred stock and warrants with an initial conversion price of $5.00 per share, for an aggregate purchase price of $20.0 million, at any time up to ten months following the effective date of the Company's registration statement relating to the common stock issuable on conversion of the initial series of the preferred stock. The additional preferred stock will have the same preferences, qualifications and rights as the initial preferred stock.

ACQUISITIONS AND DISPOSITIONS

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

         In October 1999, we disposed of the main business units comprising our Communications Infrastructure division and dissolved this group. As consideration for the sale, we received approximately 2.8 million shares of our common stock and a note for $2.5 million. The treasury shares were recorded at the book value of the divested assets ($2.54 per share), which resulted in no gain being recognized. The transaction was reflected at book value because the shareholders of the purchaser of the divested assets were collectively deemed to be significant shareholders of the Company.

         Since April 1, 2000, we acquired, in transactions accounted for under the purchase method of accounting:

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

     * 100% of the capital stock of Computer Equity Corporation, a communications integration company based in Chantilly, Virginia, effective as of June 1, 2000;

     * 100% of the capital stock of WebNet Services, Inc., an internet service provider, network integrator and website developer, effective July 1, 2000; and

         On September 8, 2000, we completed our acquisition of Destron Fearing Corporation, through a merger of our wholly-owned subsidiary, Digital Angel.net Inc., into Destron Fearing. As a result of the merger, Destron Fearing is now our wholly-owned subsidiary and has been renamed "Digital Angel.net Inc." The transaction was accounted for under the purchase method of accounting.

         In connection with the merger, each outstanding share of Destron Fearing common stock was exchanged for 1.5 shares of the Company's common stock, with fractional shares settled in cash. In addition, outstanding options and warrants to purchase shares of Destron Fearing common stock were converted into a right to purchase that number of shares of the Company's common stock as the holders would have been entitled to receive had they exercised such options an warrants prior to September 8, 2000 and participated in the merger. The Company issued 20.5 million shares if its common stock in exchange for all the outstanding common stock of Destron Fearing and 0.3 million shares of its common stock as a transaction fee. The Company will issue up to 2.7 million shares of its common stock upon the exercise of the Destron Fearing options and warrants.

         Destron Fearing has been in the animal identification business since 1945. For over 50 years, Destron Fearing has developed, manufactured and marketed a broad range of individual animal identification products. Destron Fearing owns patents worldwide in microchip technology and is a leader in the world evolution of radio frequency animal identification.

         Effective as of October 19, 2000, we entered into transactions with MCY.com, Inc. (OTC-BB:MCYC) ("MCY") under which we sold to MCY a non-exclusive worldwide license to use our recently-acquired Net-Vu product, an Internet-based Automatic Contact Distributor, for $9.0 million in cash plus $1.0 million in shares of MCY. In addition, MCY granted to us an exclusive license to MCY's digital encryption and distribution systems, including its NETrax(TM) software for use in various non-entertainment business-to-business applications, in consideration for 11.8 million shares of our common stock valued of $40.0 million. These transactions with MCY are subject to governmental clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

         On October 25, 2000, we acquired Pacific Decision Sciences Corporation, a California corporation ("PDSC"). In the merger transaction, we issued approximately 8.6 million shares of our common stock. In addition, for each of the twelve-month periods ending September 30, 2001 and September 30, 2002, the former stockholders of PDSC will be entitled to receive earnout payments, payable in cash or in shares of our common stock, of $9.7 million plus 4.0 times EBITDA (as defined in the merger agreement) in excess of $3.7 million, subject to reduction by 4.0 times the shortfall from the Projected EBITDA Amount (as defined in the merger agreement). Goodwill associated with the acquisition amounted to approximately $23.5 million and will be amortized over 20 years at the rate of approximately $1.2 million per year. PDSC, based in Santa Ana, California, is a provider of proprietary web-based customer relationship management software. It develops, sells and implements software systems that enable automated, single point of contact delivery of customer service.

         On October 27, 2000, we acquired 16% of the capital stock of ATEC Group, Inc. (AMEX:TEC), in consideration for shares of our common stock valued at approximately $9.1 million. Goodwill associated with the acquisition amounted to approximately $7.8 million and will be amortized over 20 years at the rate of approximately $0.4 million per year. Based in Commack, New York, ATEC is a leading system integrator and provider of a full line of information technology products and services.

         On October 31, 2000, under an agreement dated November 3, 2000, we sold our wholly-owned subsidiary STC Netcom, Inc.

         On November 2, 2000 we acquired 80% of the capital stock of Connect Intelligence Limited, in consideration for shares of our common stock valued at approximately $10.0 million. Goodwill associated with the acquisition amounted to approximately $7.1 million and will be amortized over 20 years at the rate of approximately $0.4 million per year. Based in Ireland, Connect Intelligence has successfully completed a vetting procedure and has now been formally offered up to 70 high-speed fiber optic circuits from the Irish government's Department of Enterprise and Employment. The offering, part of the Irish government's e-commerce infrastructure initiative, grants Connect Intelligence and its partners exclusive rights to nearly one half of all circuits to and from the Republic of Ireland.

         On November 13, 2000 we entered into an agreement to acquire approximately 54% of the outstanding capital stock of SysComm International Corporation (NASDAQ:SYCM) in consideration for a combination of cash and shares of our common stock valued at $4.5 million. No goodwill was associated with the acquisition. Concurrently, we agreed to sell our interest in Information Products Corporation to SysComm. Based in Shirley, New York, SysComm is a network and systems integrator and reseller of computer hardware.

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

CORE BUSINESS

         Our primary businesses, other than IntelleSale, the Non-Core Business Group, and Digital Angel, are now organized into four business divisions:

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

INTELLESALE

         IntelleSale sells refurbished and new computer equipment and related components online, through its website at www.IntelleSale.com, and through other Internet companies, as well as through traditional channels, which includes sales made by IntelleSale's sales force.

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

     * Americom and STC Netcom are each involved in the fabrication, installation and maintenance of microwave, cellular and digital personal communication services towers.

         We previously announced our intention to divest, in the ordinary course of business, our non-core businesses at such time and on such terms as our Board of Directors determines advisable. During the third quarter of 2000, we sold ACT Leasing for no gain or loss, and effective October 31, 2000, we sold

STC Netcom, Inc. There can be no assurance that we will divest of any or all of these remaining businesses or as to the terms of any divestiture transaction.


RESULTS OF OPERATIONS

         The following table summarizes the Company's results of operations as a percentage of net operating revenue for the three and nine month periods ended September 30, 2000 and 1999 and is derived from the unaudited consolidated statements of operations in Part I, Item 1 of this report.

                                                                                RELATIONSHIP TO REVENUE
                                                                          -------------------------------------
                                                                             THREE MONTHS       NINE MONTHS
                                                                                ENDED              ENDED
                                                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                                          -------------------------------------
                                                                               2000     1999    2000      1999
                                                                               ----     ----    ----      ----
                                                                                  %        %       %         %
                                                                                  -        -       -         -
Net operating revenue                                                         100.0    100.0  100.00     100.0
Cost of goods sold                                                             68.8     73.3    71.5      68.3
Unusual inventory charge                                                        0.0      0.0     3.8       0.0
                                                                          -------------------------------------
Gross profit                                                                   31.2     26.7    24.7      31.7
Selling, general and administrative expenses                                   28.8     22.4    29.5      26.7
Depreciation and amortization                                                   4.2      2.4     3.4       2.8
Unusual and restructuring charges                                               0.0      0.0     3.8       1.1
Interest income                                                                (0.1)    (0.2)   (0.3)     (0.2)
Interest expense                                                                2.2      1.1     1.9       1.0
                                                                          -------------------------------------
Income (loss) before provision (benefit) for income taxes, minority
    interest and extraordinary loss                                            (3.9)     1.0   (13.6)      0.3
Provision (benefit) for income taxes                                           (1.7)     0.6    (4.5)      0.4
                                                                          -------------------------------------
Income (loss) before minority interest and extraordinary loss                  (2.2)     0.4    (9.1)     (0.1)
Minority interest                                                               0.2      0.0     0.2       0.2
                                                                          -------------------------------------
Income (loss) before extraordinary loss                                        (2.4)     0.4    (9.3)     (0.3)
Extraordinary loss                                                              0.0      0.0     0.0       0.1
                                                                          -------------------------------------
Net income (loss) available to common stockholders                             (2.4)     0.4    (9.3)     (0.4)
                                                                          =====================================

COMPANY OVERVIEW

Revenue
-------

         Revenue for the three months ended September 30, 2000 was $73.8 million, a decrease of $33.5 million, or 31.2%, from $107.3 million for the three months ended September 30, 1999. Revenue for the nine months ended September 30, 2000 was $222.9 million, a decrease of $8.9 million, or 3.8%, from $231.8 million for the nine months ended September 30, 1999. The decrease for the three and nine month periods is due primarily to the dispositions during 1999. Also, revenue for the third quarter has decreased because we ceased selling certain low-margin Bostek products during the second quarter of 2000, as more fully discussed below. Partially offsetting these decreases were revenues from acquisition during the nine months ended September 30, 2000.

         Revenue for each of the operating segments was:
         (In thousands)

                                                     ----------------------------------------------------
                                                             THREE MONTHS               NINE MONTHS
                                                          ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                     ----------------------------------------------------
                                                             2000        1999          2000         1999
                                                             ----        ----          ----         ----
Telephony(1)                                              $12,276    $ 17,265      $ 27,210     $ 40,797
Network                                                    12,758       7,399        31,026       19,905
Internet                                                    4,248       2,285         9,071        4,405
Applications                                               11,638      11,800        30,069       26,498
IntelleSale                                                21,447      51,481        94,865       92,742
Non-Core(2)                                                12,532      19,820        35,566       52,379
Corporate Consolidating Eliminations                       (1,053)     (2,788)       (4,945)      (4,936)
                                                     ----------------------------------------------------
Consolidated                                              $73,846    $107,262      $222,862     $231,790
                                                     ====================================================

---------

(1) Includes TigerTel's revenue of $12.4 million and $25.8 million for the three and nine months ending September 30, 1999.

(2) Includes revenue from the Communications Infrastructure group of companies, the majority of which were disposed of in 1999. Revenue for these disposed entities included above amounted to $10.5 million and $26.4 million during the three and nine months ended September 30, 1999.

Changes during the quarter were:

     * Telephony revenue decreased 28.9% for the quarter and 33.3% for the nine months primarily as a result of the sale of TigerTel in December 1999. Revenue from the remaining entities increased by $7.4 million in the quarter and $12.2 million for the nine months primarily as a result of the acquisition, in the second quarter of 2000, of Computer Equity Corporation.

     * Network revenue increased 72.4% for the quarter and 55.9% for the nine months. The acquisition of Independent Business Consultants in the second quarter of 2000 contributed $2.9 million and $5.3 million, representing 54.1% and 47.6% of the increase for the quarter and nine months, respectively. Growth of existing business contributed the additional increase in the three and nine month periods.

     * Internet revenue increased by 85.9% in the quarter and 105.9% for the nine months. The increases were due to the result of the growth of Port Consulting, Inc., which was acquired on April 1, 1999 and to the acquisitions of Timely Technology Corp. on April 1, 2000 and WebNet Services, Inc. on July 1, 2000.

     * Applications revenue decreased by 1.4% in the quarter and increased by 13.5% for the nine months. The decline in the quarter is due to a delay in implementations of retail application software and a shift into new geographic markets for existing businesses. Partially offsetting the decrease in revenue for the quarter and the primary contributors to the increase in revenue for the nine months are the acquisitions of Destron Fearing Corporation, which was acquired on September 8, 2000, and P-Tech, Inc., which was acquired during the second quarter of 2000. During the nine months of 2000, Destron Fearing Corporation and P-Tech, Inc. contributed revenue of $2.7 million and $2.4 million, respectively.

     * IntelleSale's revenue decreased 58.3% in the quarter, while revenue for the nine months increased 2.3%. As previously discussed, the Company and IntelleSale are in a dispute with the former owners of Bostek and have ceased selling certain high-volume, low-margin Bostek products in the second quarter of 2000. Revenue remained relatively stable for the nine months periods despite the loss of revenue from Bostek products due to increased business in several of IntelleSale's subsidiaries.

     * Non-core revenue, which includes revenue from the former Communications Infrastructure group, decreased $7.3 million, or 36.8%, in the third quarter and $16.8 million, or 32.1%, for the nine months. Four entities in this segment were sold during 1999 and their revenue is no longer included, and certain lines of business within this segment continue to suffer from competition and lost market share. Partially offsetting the decrease was an increase in Ground Effect's revenue due to increased business.

Gross Profit and Gross Margin Percentage
----------------------------------------

         Gross profit for the three months ended September 30, 2000 was $23.0 million, a decrease of $5.7 million, or 19.9%, from $28.7 million for the three months ended September 30, 1999. Gross profit for the nine months ended September 30, 2000 was $55.0 million, a decrease of $18.4 million, or 25.1% from $73.4 million for the nine months ended September 30, 1999. As a percentage of revenue, the gross margin was 31.2% and 26.7% for the three months ended September 30, 2000 and 1999, and was 24.7% and 31.7% for the nine months ended September 30, 2000 and 1999 respectively.

         Gross profit for the three and nine months ended September 30, 2000 and 1999 by each of the operating segments was:
         (In thousands)

                                                              ------------------------------------------------------
                                                                       THREE MONTHS                 NINE MONTHS
                                                                    ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                              ------------------------------------------------------
                                                                      2000         1999         2000           1999
                                                                      ----         ----         ----           ----
Telephony(1)                                                       $ 4,214      $ 5,837      $10,853        $16,853
Network                                                              2,899        2,574        8,048          6,226
Internet                                                             2,845        1,696        6,824          3,314
Applications                                                         5,747        5,367       15,350         14,537
IntelleSale                                                          4,253        7,943        5,623         19,588
Non-Core(2)                                                          3,015        5,219        8,113         12,825
Corporate                                                               59           30          167             69
                                                              ------------------------------------------------------
Consolidated                                                       $23,032      $28,666      $54,978        $73,412
                                                              ======================================================

---------

(1) Includes TigerTel's gross profit of $3.8 million and $11.1 million for the three and nine months ended September 30, 1999.

(2) Includes gross profit from the Communications Infrastructure group of companies, the majority of which were disposed of in 1999. Gross profit for these disposed entities included above amounted to $2.4 million and $5.7 million during the three and nine months ended September 30, 1999.

         Gross margin percentage for the three and nine months ended September 30, 2000 and 1999 by operating segments was:

                                                                -----------------------------------------------------
                                                                         THREE MONTHS                NINE MONTHS
                                                                      ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                                -----------------------------------------------------
                                                                        2000         1999          2000         1999
                                                                        ----         ----          ----         ----
                                                                           %            %             %            %
                                                                           -            -             -            -
Telephony(1)                                                            34.3         33.8          39.9         41.3
Network                                                                 22.7         34.8          25.9         31.3
Internet                                                                67.0         74.2          75.2         75.2
Applications                                                            49.4         45.5          51.0         54.9
IntelleSale                                                             19.8         15.4           5.9         21.1
Non-Core(2)                                                             24.1         26.3          22.8         24.5
                                                                -----------------------------------------------------
Consolidated                                                            31.2         26.7          24.7         31.7
                                                                =====================================================

---------

(1) Includes TigerTel's gross profit margin of 30.6% and 43.0% and for the three and nine months ended September 30, 1999.

(2) Includes gross profit margin from the Communications Infrastructure group of companies, the majority of which were disposed of in 1999. Gross profit margin for these disposed entities included above amounted to 22.9% and 21.6% during the three and nine months ended September 30, 1999.

Changes during the quarters were:

     * Telephony gross profit decreased by 27.8% for the quarter and 35.6% for the nine months primarily as a result of the sale of TigerTel in December 1999. This was partially offset by the acquisition, in the second quarter of 2000, of Computer Equity Corporation, which contributed $1.7 million and $3.0 million in gross profit for the three and nine months periods, respectively. Margins increased to 34.3% from 33.8% for the quarter primarily due to higher margins from existing businesses and decreased to 39.9% from 41.3% for the nine months primarily as a result of the sale of TigerTel.

     * Network gross profit increased in the quarter and nine months due to the acquisition of Independent Business Consultants during the second quarter of 2000 and increased profits from our existing businesses. Gross margins decreased for the quarter and nine months primarily because Independent Business Consultants earns lower margins than our existing businesses.

     * Internet gross profit increased for the three and nine month periods as a result of increased business from Port Consulting, Inc., acquired in the second quarter of 1999 and the inclusion of Timely Technology Corp., acquired in the second quarter of 2000 and WebNet Services, Inc., acquired July 1, 2000. Timely Technology and WebNet Services, Inc. earn lower margins than Port Consulting, which resulted in the slight decrease in the quarter. Margins remained stable for the nine months. Generally, gross profit and margins are higher in this division as it is service oriented and most of its operating costs are recorded in selling, general and administrative expense.

     * Applications gross profit increased $0.4 million or 7.1% in the quarter and increased $0.8 million or 5.6% for the nine months. Margins increased 3.9% and decreased 3.9% for the three and nine month periods, respectively. The increase in margins for the quarter is due primarily to the acquisitions of Destron Fearing Corporation and P-Tech, Inc. The decrease in margins for the nine months is due primarily to a delay in implementations of applications for one our existing businesses. Also, we are continuing to implement our planned exit from a once highly profitable but declining modem and communications market in the United Kingdom.

     * IntelleSale's gross profit decreased in the quarter and nine months. As previously discussed, the Company and IntelleSale are in a dispute with the former owners of Bostek and have ceased selling certain high-volume, low-margin Bostek products. During the second quarter of 2000, the Company set up an inventory reserve of $8.5 million and, in addition, inventory was liquidated at below cost resulting in a loss of approximately $3.4 million, both of which affected IntelleSale's gross profit and margins in the nine months. Gross margin increased in the quarter primarily as a result of ceasing the sales of the low margin products discussed above.

     * Non-core gross profit and margins decreased primarily as a result of the sale of four businesses during 1999. Improved business conditions at Ground Effects partially offset the decrease in gross profit for the nine months.

Selling, General and Administrative Expense
-------------------------------------------

         Selling, general and administrative expense for the three months ended September 30, 2000 was $21.2 million, a decrease of $2.8 million, or 11.7%, from $24.0 million for the three months ended September 30, 1999. Selling, general and administrative expense for the nine months ended September 30, 2000 was $65.8 million, an increase of $4.0 million, or 6.5% from $61.8 million for the nine months ended September 30, 1999. As a percentage of revenue, selling, general and administrative expense was 28.8% and 22.4% for the three months ended September 30, 2000 and 1999, and was 29.5% and 26.7% for the nine months ended September 30, 2000 and 1999, respectively.

         Selling, general and administrative expense for the three and nine months ended September 30, 2000 and 1999 by each of the operating segments was:
         (In thousands)


                                                                           ------------------------------------------
                                                                                   THREE MONTHS        NINE MONTHS
                                                                                      ENDED                ENDED
                                                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                                           ------------------------------------------
                                                                                 2000       1999      2000      1999
                                                                                 ----       ----      ----      ----
Telephony(1)                                                                  $ 3,400    $ 4,829   $ 8,424   $14,459
Network                                                                         1,616      1,913     5,808     4,566
Internet                                                                        2,505      1,397     6,386     2,716
Applications                                                                    4,697      4,616    14,111    12,617
IntelleSale                                                                     3,850      5,737    15,560    13,259
Non-Core(2)                                                                     1,932      4,196     5,934    10,083
Corporate                                                                       3,227      1,334     9,528     4,138
                                                                           ------------------------------------------
Consolidated                                                                  $21,227    $24,022   $65,751   $61,838
                                                                           ==========================================

---------

(1) Includes TigerTel's SG&A of $2.8 million and $8.2 million for the three and nine months ended September 30, 1999.

(2) Includes SG&A from the Communications Infrastructure group of companies, the majority of which were disposed of in 1999. SG&A for these disposed entities included above amounted to $1.8 million and $4.6 million in the three and nine months ended September 30, 1999.

Selling, general and administrative expense as a percentage of revenue for the three and nine months ended September 30, 2000 and 1999 by each of the operating segments was:

                                                                          --------------------------------------------
                                                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                                          --------------------------------------------
                                                                                2000       1999       2000       1999
                                                                                ----       ----       ----       ----
                                                                                   %          %          %          %
                                                                                   -          -          -          -
Telephony(1)                                                                    27.7       28.0       31.0       35.4
Network                                                                         12.7       25.9       18.7       22.9
Internet                                                                        59.0       61.1       70.4       61.7
Applications                                                                    40.4       39.1       46.9       47.6
IntelleSale                                                                     18.0       11.1       16.4       14.3
Non-Core(2)                                                                     15.4       21.2       16.7       19.3
                                                                          --------------------------------------------
Consolidated                                                                    28.8       22.4       29.5       26.7
                                                                          ============================================

---------

(1) Includes TigerTel's SG&A of 22.6% and 31.8% for the three and nine months ended September 30, 1999.

(2) Includes SG&A from the Communications Infrastructure group of companies, the majority of which were disposed of in 1999. SG&A for these disposed entities included above amounted to 17.1% and 17.4% for the three and nine months ended September 30, 1999.

Changes during the quarter were:

     * Telephony decreased $1.4 million or 29.2% in the quarter and $6.0 million or 41.4% in the nine months primarily due to the sale of TigerTel in December 1999. As a percentage of revenue, SG&A expense in this division decreased for both periods as a result of lower SG&A costs excluding TigerTel, which had a historically higher percentage of SG&A to revenue.

     * Network remained relatively stable in dollar terms for the third quarter of 2000. The increase of $1.2 million or 26.3% for the nine months is due to increases in salaries and related benefits, rent and additional sales and marketing expenses, some of which is attributable to the acquisition of Creative Computers in April 2000. As a percentage of revenue, SG&A expense in this division decreased 13.2% in the quarter and 4.2% for the nine months primarily because Creative Computers incurs lower SG&A expense as a percentage of revenue than our existing businesses.

     * Internet increased in dollar terms for the three and nine month periods as a result of increased business by Port Consulting, acquired in the second quarter of 1999 and the inclusion of Timely Technology Corp., acquired in the second quarter of 2000 and the acquisition of WebNet Services, Inc. on July 1, 2000. As a percentage of revenue, SG&A decreased for the quarter primarily due the acquisitions of Timely Technology Corp. and WebNet Services, Inc. which have lower SG&A costs and increased for the nine months due to higher expenses associated with our expansion of Port Consulting. As a rule, entities comprising this group are service oriented companies with lower cost of goods sold but higher SG&A expenses.

     * Applications increased $0.1 million or 2.2% for the quarter and $1.5 million or 11.9% for the nine months due to the acquisition of P-Tech, Inc. in the second quarter of 2000 and Destron Fearing Corporation on September 8, 2000. Partially offsetting these increases was a decrease in SG&A expenses of existing businesses. As a percentage of revenue, SG&A expense in this division has remained relatively stable over the comparable 1999 periods.

     * IntelleSale's SG&A expenses decreased in dollar terms in the quarter primarily as a result of a reduction in personnel related costs as we consolidated the businesses and ceased certain operations related to Bostek. SG&A expenses increased in the nine months as a result of the acquisition of Bostek in June 1999 and the expansion of that company's infrastructure to handle increases in both its traditional and internet related business and the consolidation of operations into one facility. As a percentage of revenue, SG&A expense in this division has increased 6.9% and 2.1% in the quarter and nine months, respectively, primarily due to lower sales from Bostek.

     * Non-core SG&A decreased in dollar terms and as a percentage of revenue primarily as a result of the sale of four entities during 1999.

     * Corporate SG&A increased $1.9 million or 142.4% in the quarter and $5.4 million or 130.5% for the nine months as a result of the establishment of a corporate office in June of 1999, and the corresponding costs associated therewith, including increases in personnel and the associated costs therewith, facilities costs, increases in the remuneration of outside directors, insurance and legal and other professional fees.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization expense for the three months ended September 30, 2000 was $3.1 million, an increase of $0.5 million or 19.2%, from $2.6 million for the three months ended September 30, 1999. Depreciation from companies disposed was offset by depreciation from companies acquired and fixed asset additions. Depreciation and amortization expense for the nine months ended September 30, 2000 was $7.5 million, an increase of $1.1 million, or 17.2%, from $6.4 million for the nine months ended September 30, 1999.

         Depreciation and amortization expense for the three and nine months ended September 30, 2000 and 1999 by operating segments was:

                                                                       ---------------------------------------------------
(In thousands)                                                               THREE MONTHS ENDED            NINE MONTHS
                                                                                SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                       ---------------------------------------------------
                                                                               2000        1999         2000         1999
                                                                               ----        ----         ----         ----
Telephony(1)                                                                 $  201      $  465       $  428       $1,127
Network                                                                          32          51          117           86
Internet                                                                         72          23          150           46
Applications                                                                    332         461          841        1,208
IntelleSale                                                                     232         132          575          317
Non-Core(2)                                                                     245         364          852          949
Corporate(3)                                                                  2,022       1,116        4,572        2,640
                                                                       ---------------------------------------------------
Consolidated                                                                 $3,136      $2,612       $7,535       $6,373
                                                                       ===================================================

---------

(1) Includes TigerTel's depreciation and amortization of $0.4 million and $0.9 million in the three and nine months ended September 30, 1999.

(2) Includes depreciation and amortization from the Communications Infrastructure group of companies, the majority of which were disposed of in 1999. Depreciation and amortization for these disposed entities included above amounted to $0.1 million and $0.3 million in the three and nine months ended September 30, of 1999.

(3) Includes consolidation adjustments of $1.6 million and $0.9 million in the third quarters ended September 30, 2000 and 1999, respectively, and $3.6 million and $1.9 million in the first nine months ended September 30, 2000 and 1999, respectively.

Changes during the quarter were

     * Telephony decreased primarily as a result of the sale of TigerTel in December 1999.

     * Network decrease in the quarter as a result of assets retired in previous quarters and increased in the nine month period due to an increase in depreciable assets in this group during 1999 and 2000.

     * Internet increased due to the increase in depreciable assets associated with the expansion of this division during 1999 and 2000 and the acquisitions of Timely Technology Corp. in the second quarter of 2000 and WebNet Services, Inc. on July 1, 2000.

     * Applications decreased due primarily to the reduction of depreciable assets in this division during 2000.

     * IntelleSale increased as a result of the increase in depreciable assets during 1999 and the first half of 2000 associated with the consolidation of the businesses into one facility.

     * Non-core decreased in 2000 due primarily to the sale of assets associated with the Communications Infrastructure group of companies in 1999.

On an annual basis, goodwill amortization will be approximately $8.8 million for goodwill recorded as of September 30, 2000.

Interest Income and Expense
---------------------------

         Interest income was $0.1 million and $0.2 million for the three months ended September 30, 2000 and 1999, respectively, and was $0.7 million and $0.4 million for the nine months ended September 30, 2000 and 1999, respectively. Interest income is earned primarily from short-term investments and notes receivable.

         Interest expense was $1.6 million and $1.2 million for the three months ended September 30, 2000 and 1999, respectively, and was $4.1 million and $2.3 million for the nine months ended September 30, 2000 and 1999, respectively. Interest expense is principally associated with revolving credit lines, notes payable and term loans.

Income Taxes
------------

         The effective tax rates were 42.7% and 62.7% for the three months ended September 30, 2000 and 1999, respectively and 32.9% and 137.6% for the nine months ended September 30, 2000 and 1999, respectively. The income tax benefits are the result of losses arising in the periods. The effective tax rates differed from the statutory federal income tax rate of 34% primarily as a result of non-deductible goodwill amortization associated with acquisitions and state taxes net of federal benefits.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, cash and cash equivalents totaled $9.5 million, an increase of $4.4 million, or 86.3% from $5.1 million at December 31, 1999. We utilize a cash management system to apply excess cash on hand against our revolving credit facility for which we had availability of $0.2 million at September 30, 2000, down from $11.8 million at December 31, 1999. Working capital was $65.1 million at both September 30, 2000 and December 31, 1999. Cash used by operating activities totaled $33.6 million in the first nine months of 2000 as compared to cash used by operating activities of $14.3 million in the first nine months of 1999. Excluding assets and liabilities acquired or assumed in connection with acquisitions, cash used in the first nine months of 2000 was due to the net loss, after adjusting for non-cash expenses, and increases in inventories, prepaid expenses and other current assets, deferred taxes and decreases in accounts payable and accrued expenses. Partially offsetting these uses was cash received on the collection of accounts receivable. Excluding assets and liabilities acquired or assumed in connection with acquisitions, cash used in the first nine months of 1999 was due to the net loss, after adjusting for non-cash expenses, and increases in receivables, inventories and prepaid expenses and other current assets. An increase in accounts payable and accrued expenses partially offset these uses.

          "Due from buyer of divested subsidiary" at December 31, 1999 represents the net proceeds due from AT&T Canada, Inc. on the sale of TigerTel, Inc. This amount was paid in January 2000, and we applied the proceeds against our domestic line of credit.

         Accounts and unbilled receivables, net of allowance for doubtful accounts, increased by $3.4 million, or 6.5%, to $55.6 million at September 30, 2000 from $52.2 million at December 31, 1999. This increase was primarily attributable to the receivables associated with companies acquired during 2000, partially offset by the unusual charge against receivables in the second quarter of 2000.

         Inventories increased by $2.2 million, or 5.4%, to $42.6 million at September 30, 2000 from $40.4 million at December 31, 1999. This increase was primarily attributable to inventories associated with companies acquired during 2000, partially offset by write-downs of inventories associated with the second quarter unusual charges.

         Prepaid expenses and other current assets increased by 80.0%, or $4.8 million to $10.8 million at September 30, 2000 from $6.0 million at December 31, 1999. This increase was primarily attributable to prepaid expenses and other current assets associated with companies acquired during 2000 and income tax receivable associated with the carryback of net operating losses.

         Other assets increased by $9.4 million, or 86%, to $20.3 million at September 30, 2000 from $10.9 million at December 31, 1999. The increase was primarily attributable to other assets associated with the companies acquired during 2000 and deferred income taxes associated with net operating losses.

         "Due to shareholders of acquired subsidiary" decreased by $5.0 million, or 33.3%, to $10.0 million at September 30, 2000 from $15.0 million at December 31, 1999. At September 30, 2000, the balance consisted of $10.0 million due to the former owners of Bostek. As previously discussed, due to the litigation between the Company, IntelleSale and the former Bostek owners, the $10.0 million payment due to the former Bostek owners on June 30, 2000 was not paid. The Company and IntelleSale intend to vigorously assert their position set forth in their counterclaims and lawsuits that such payments are not owed, but continue to carry this amount as a liability pending the outcome of the litigation.

         Accounts payable decreased by $4.6 million, or 15.6%, to $24.9 million at September 30, 2000 from $29.5 million at December 31, 1999. This decrease was primarily attributable to a reduction of higher payables incurred in the fourth quarter of 1999 to support year end sales, partially offset by accounts payable associated with companies acquired in 2000.

         Accrued expenses decreased by $1.0 million, or 5.6%, to $16.7 million at September 30, 2000 from $17.7 million at December 31, 1999 due primarily to a reduction in accrued personnel related costs.

         Other current liabilities represent accrued earnout payments of $2.7 million at December 31, 1999.

         Investing activities provided cash of $14.9 million and used cash of $21.4 million in the first nine months of 2000 and 1999, respectively. In the first nine months of 2000, cash proceeds of $31.3 million was collected on the sale of TigerTel, while cash of $10.5 million was used in connection with acquired businesses, $5.5 million was spent to acquire property and equipment, $0.6 million was advanced against notes receivable and $0.7 million was used to increase other assets. In the first nine months of 1999, cash of $15.8 million was used to acquire businesses, $3.8 million was used to acquire property and equipment and $1.3 million was used to increase other assets. Partially offsetting these uses was $0.8 million and $0.4 million in proceeds from the sales of property, equipment and other assets in the first nine months of 2000 and 1999, respectively.

         Cash of $23.1 million and $40.2 million was provided by financing activities in the first nine months of 2000 and 1999, respectively. In the nine months of 2000, $8.9 million was borrowed under notes payable, $7.2 million was repaid and $16.3 million was borrowed on long-term debt, while $5.5 million was obtained through the issuance of common shares and $0.4 million was used for other financing costs. In the nine months of 1999, $51.9 million was borrowed and $8.3 million was repaid on long-term debt, while $0.1 million was used to repay borrowings under notes payable and $3.3 million was used for other financing costs.

         One of our stated objectives is to maximize cash flow, as management believes positive cash flow is an indication of financial strength. However, due to our significant growth rate, our investment needs have increased. Consequently we will continue, in the future, to use cash from operations and will continue to finance this use of cash through financing activities such as the sale of common and preferred stock and/or bank borrowing, if available.

         In August 1998, we entered into a $20.0 million line of credit with State Street Bank and Trust Company secured by all of our domestic assets at the prime lending rate or at the London Interbank Offered Rate, at our discretion. In February 1999, the amount of the credit available under the facility was increased to $23.0 million. On May 25, 1999, we entered into a Term and Revolving Credit Agreement with IBM Credit Corporation (the "IBM Agreement") and, on May 26, 1999, we repaid the amount due to State Street Bank and Trust Company. On July 30, 1999 the IBM Agreement was amended and restated, and it was again amended on January 27, 2000. On October 17, 2000, we entered into a Second Amended and Restated Term and Revolving Credit Agreement with IBM Credit Corporation. The Second IBM Agreement provides for: (a) a revolving credit line of up to $67.260 million, subject to availability under a borrowing base formula, designated as follows: (i) a U.S. revolving credit line of up to $63.405 million, (ii) a Canadian revolving credit line of up to $3.855 million, and (b) a term loan A of up to $25.0 million, and (c) a Canadian term loan C of up to $2.740 million.

         The revolving credit line may be used for general working capital requirements, capital expenditures and certain other permitted purposes and is payable in full on May 25, 2002. The U.S. revolving credit line bears interest at the 30-day LIBOR rate plus 2.75% and the Canadian revolving credit line bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 1.17%. As of September 30, 2000, the LIBOR rate was approximately 6.6% and approximately $33.7 million was outstanding on the revolving credit line, which is included in long-term debt.

         Term loan A, which was used to pay off State Street Bank and Trust Company, bears interest at the 30-day LIBOR rate plus 3.5%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of September 30, 2000 approximately $17.4 million was outstanding on this loan.

         Term loan B bears interest at the 30-day LIBOR rate plus 1.75% to 1.90%. As of September 30, 2000, approximately $32.6 million was outstanding on this loan. On October 17, 2000, Term loan B was terminated and the balance was transferred into the revolving credit line.

         Term loan C, which was used by our Canadian subsidiary to pay off its bank debt, bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 1.17%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of September 30, 2000, Toronto-Dominion's rate was approximately 7.5% and approximately $2.1 million was outstanding on this loan.

         The agreement contains debt covenants relating to the financial position and performance as well as restrictions on the declarations and payment of dividends. As of September 30, 2000, the Company was in compliance with all debt covenants.

         As of September 30, 2000, there were 82.9 million shares of Common Stock outstanding. In addition, five hundred shares of Common Stock are reserved for issuance in exchange for certain exchangeable shares issued by our Canadian subsidiary. Since January 1, 2000, we have issued an aggregate of 34.6 million shares of Common Stock, of which 2.4 million shares of Common Stock were issued as earnout payments and puts in acquisitions, 46 thousand shares were issued in exchange for the exchangeable shares of our Canadian subsidiary and the exchangeable shares of our former Canadian subsidiary, TigerTel Services Limited, 28.5 million shares of Common Stock were issued for acquisitions, 3.1 million shares were issued upon the exercise of options, 0.3 million shares were issued upon the exercise of warrants, and 0.2 million shares were issued under our Employee Stock Purchase Program.

         Certain acquisition agreements include additional consideration contingent on profits of the acquired subsidiary. Upon earning this additional consideration, the value will be recorded as additional purchase price. On September 30, 2000, under these agreements, assuming all earnout profits are achieved, we were contingently liable for additional consideration of approximately $19.6 million in 2001, $9.1 million in 2002 and $2.0 million in 2004, of which $1.0 million would be payable in cash and $29.7 million would be payable in stock.

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

         In June 2000, we entered into agreements to issue, in the aggregate,
2.3 million shares of our common stock, 1.6 million of which have been issued through September 30, 2000, to acquire $10.0 million in put options and to settle earnout payments in certain companies owned by IntelleSale. These agreements superseded agreements entered into during the second quarter of 1999.

         Our sources of liquidity include, but are not limited to, funds from operations and funds available under the Second IBM Agreement. We may be able to use additional bank borrowings, proceeds from the sale of non-core businesses, proceeds from the sale of common and preferred shares, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings. There can be no assurance however, that these options will be available, or if available, on favorable terms. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amounts of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources to meet our future business requirements for at least the next twelve months.

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

RISK FACTORS

         You should carefully consider the risk factors listed below. These risk factors may cause our future earnings to be less or our financial condition to be less favorable than we expect. You should read this section together with the other information contained herein.

         Forward Looking Statements and Associated Risk. This Form 10-Q contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. All such forward-looking information involves risks and uncertainties and may be affected by many factors, some of which are beyond our control. These factors include:

     *   our growth strategies,

     *   anticipated trends in our business and demographics,

     * our ability to successfully integrate the business operations of recently acquired companies, and

     *   regulatory, competitive or other economic influences.

         We Cannot Be Certain of Future Financial Results. While we have been profitable for the last three fiscal years, future financial results are uncertain. During both the three and nine month periods ended September 30, 2000, we incurred net losses. There can be no assurance that we will return to profitability which depends upon many factors, including the success of our various marketing programs, the maintenance or reduction of expense levels and our ability to successfully coordinate the efforts of the different segments of our business.

         Future Sales of Shares of our Common Stock Could Adversely Affect the Market Price of Our Common Stock. As of September 30, 2000, there were
82.9 million shares of our common stock outstanding. In addition, five hundred shares of Common Stock are reserved for issuance in exchange for certain exchangeable shares issued by our Canadian subsidiary. Since January 1, 2000, we have issued an aggregate of 34.6 million shares of common stock, of which 2.4 million shares of common stock were issued as earnout payments and puts in acquisitions, 46 thousand shares were issued in exchange for the exchangeable shares of our Canadian subsidiary and the exchangeable shares of our former Canadian subsidiary, TigerTel Services Limited, 28.5 million shares of common stock were issued for acquisitions, 3.1 million shares were issued upon the exercise of options,
0.3 million shares were issued upon the exercise of warrants, and 0.2 million shares were issued under our Employee Stock Purchase Program. In addition, we have entered into additional acquisition agreements which, when completed, will result in the issuance of approximately 11.8 million additional shares of our common stock.

         We have effected, and will continue to effect, acquisitions or contract for certain services through the issuance of common stock or our other equity securities, as we have typically done in the past. In addition, we have agreed to certain "price protection" provisions in prior acquisition agreements which may result in additional shares of common stock being issued. Such issuances of additional securities may be dilutive of the value of our common stock in certain circumstances and may have an adverse impact on the market price of our common stock.

         Our Series C Convertible Preferred Stock. You should be aware of the following matters relating to our Series C Convertible Preferred Stock which is described under "Recent Developments":

     * The conversion of the Series C Preferred Stock and the exercise of the related warrants could result in a substantial number of additional shares being issued if the market price of our common stock declines. At the earlier of 90 days after the issuance of the Series C Preferred Stock or upon the effective date of our registration statement relating to the common stock issuable on the conversion of preferred stock, the holders of the Series C Preferred Stock have the option to convert the Series C Preferred at a floating rate based on the market price of our common stock, but the conversion price may not exceed $7.56 per share, subject to adjustment. As a result, the lower the price of our common stock at the time of conversion, the greater the number of shares the holders of the Series C Preferred Stock will receive.

     * To the extent that shares of the Series C Preferred Stock are converted, a significant number of shares of common stock may be sold into the market, which could decrease the price of our common stock. In that case, we could be required to issue an increasingly greater number of shares of our common stock upon future conversions of the Series C Preferred Stock, sales of which could further depress the price of our common stock.

     * Upon the occurrence of certain triggering events set forth in the certificate of designation relating to our Series C Preferred Stock, we may be required to redeem the preferred stock at a redemption price equal to 130% of the stated value (or $33.8 million) plus accrued dividends, if such redemption is not prohibited by our credit agreement. In addition, under certain circumstances during the occurrence of a triggering event, the conversion price of the preferred stock may be reduced to 50% of the lowest closing price of our common stock during such period. We may also be required to redeem the preferred stock at a redemption price equal to 130% of the stated value upon a change of control or other major transactions. If we become obligated to effect such redemption, it could adversely affect our financial condition. If such reduction in the conversion price occurs, it would double the number of shares of common stock issuable on conversion.

     * We may be required to delist our shares of common stock from the Nasdaq National Market if specific events occur. In accordance with Nasdaq Rule 4460, which generally requires shareholder approval for the issuance of securities representing 20% or more of an issuer's outstanding listed securities, and under the terms of the agreement pursuant to which we sold the Series C Preferred

         Stock and related warrants, we must solicit shareholder approval of the issuance of the common stock issuable upon the conversion of the Series C Preferred Stock and the exercise of the related warrants, at a meeting of our shareholders which shall occur on or before June 30, 2001. If we obtain shareholder approval, the number of shares that could be issued upon the conversion of the Series C Preferred Stock would not be limited by the Nasdaq 20% limitation. If we do not obtain shareholder approval and are not obligated to issue shares because of restrictions relating to Nasdaq Rule 4460, we may be required to pay a substantial penalty and may be required to voluntarily delist our shares of common stock from the Nasdaq National Market. In that event, trading in our shares of common stock could decrease substantially, and the price of our shares of common stock may decline.

     * We will be required to accrete the discount on the preferred stock through equity. However, the accretion will reduce the income available to common stockholders and earnings per shares. The value assigned to the warrants will increase the discount on the preferred stock.

     * We may not pay dividends on our common stock without the consent of the holders of a majority of the shares of preferred stock.

     * The holders of the preferred stock have the right to require us to issue up to an additional $26 million in stated value of the preferred stock for an aggregate purchase price of $20 million, at any time until ten months from the effective date of the registration statement relating to the common stock issuable on conversion of the initial series of the preferred stock. The additional preferred stock will have the same preferences, qualifications and rights as the initial preferred stock. The additional preferred stock would be accompanied by warrants to purchase up to 0.8 million shares of our common stock.

         We Face Significant Competition. Each segment of our business is highly competitive, and we expect that competitive pressures will continue. Many of our competitors have far greater financial, technological, marketing, personnel and other resources than us. The areas which we have identified for continued growth and expansion are also target market segments for some of the largest and most strongly capitalized companies in the United States, Canada and Europe. There can be no assurance that we will have the financial, technical, marketing and other resources required to compete successfully in this environment in the future.

         We Face Risks Associated with Acquisitions and Expansion. We have engaged in a continuing program of acquisitions of other businesses which are considered to be complementary to our lines of business, and we anticipate that such acquisitions will continue to occur. Since January 1, 1995 we have made 49 acquisitions and since January 1, 2000 we have made seven acquisitions. Our total assets were approximately $341.6 million as of September 30, 2000 and $229 million, $124 million, $61 million, $33 million and $4 million as of December 31, 1999, 1998, 1997, 1996 and 1995, respectively. Net operating revenue was approximately $73.8 million and $107.3 million for the three months ended September 30, 2000 and 1999, respectively, $222.9 million and $231.8 million for the nine months ended September 30, 2000 and 1999, respectively, and $337 million, $207 million, $103 million, $20 million and $2 million for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively. Managing these dramatic changes in the scope of our business will present ongoing challenges to management, and there can be no assurance that our operations as currently structured, or as affected by future acquisitions, will be successful.

         It is our policy to retain existing management of acquired companies, under the overall supervision of our senior management. The success of the operations of these subsidiaries will depend, to a great extent, on the continued efforts of the management of the acquired companies.

         We have entered into earnout arrangements with certain sellers under which they are entitled to additional consideration for their interests in the companies they sold to us. At September 30, 2000, under these agreements, assuming that all earnout profits are achieved, we are contingently liable for additional consideration of approximately $19.6 million in 2001, $9.1 million in 2002 and $2.0 million in 2004, of which $1.0 million would be payable in cash and $29.7 million would be payable in stock.

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

         In June 2000, we entered into agreements to issue, in the aggregate,
2.3 million shares of our common stock, 1.6 million of which have been issued, to acquire $10.0 million in put options and to settle earnout payments in certain companies owned by our subsidiary, IntelleSale. These agreements superseded agreements entered into during the second quarter of 1999.

         Goodwill Amortization will Reduce Our Earnings. As a result of the acquisitions we have completed through September 30, 2000, we have approximately $175.6 million of goodwill, approximately $23.3 million of which is deductible for tax purposes, which is currently being amortized over 20 years at the rate of approximately $8.8 million per year, which reduces our net income and earnings per share. In addition, future acquisitions may also increase the existing goodwill and the amount of annual amortization, further reducing net income and earnings per share. Goodwill associated with the Pacific Decision Sciences Corporation, ATEC and Connect Intelligence acquisitions recently completed amounted to approximately $38.4 million and will be amortized over 20 years at the rate of approximately $2.0 million per year. As required by Statement of Financial Accounting Standards No. 121, we will periodically review our goodwill for impairment, based on expected discounted cash flows. If we determine that there is such impairment, we would be required to write down the amount of goodwill accordingly, which would also reduce our earnings.

         Our Need for Additional Capital Could Adversely Affect Earnings and Shareholder Rights. We may require additional capital to fund growth of our current business as well as to make future acquisitions. However, we may not be able to obtain capital from outside sources. Even if we do obtain capital from outside sources, it may not be on terms favorable to us. Our current credit agreement with IBM Credit Corporation may hinder our ability to raise additional debt capital. In addition, the terms of the Series C Preferred Stock and the sale of substantial amounts of our common stock upon the conversion of the Series C Preferred may make it more difficult for us to raise capital through the sale of equity or equity-related securities. If we raise additional capital by issuing equity securities, these securities may have rights, preferences or privileges senior to those of our common shareholders.

         Covenants Under Credit Agreement. We entered into an amended and restated credit agreement with IBM Credit Corporation on October 17, 2000, which contains various covenants relating to our financial position and performance as well as restrictions on declaration and payment of dividends. As of June 30, 2000, we were out of compliance with three of four financial debt covenants in our prior agreement with IBM Credit, and we received waivers of compliance from IBM. As of September 30, 2000 we were in compliance with the terms of the new agreement, but we cannot assure you that we will be able to maintain compliance with our covenants in the future. If we fail to comply with such covenants, IBM Credit would have the right to accelerate the maturity of our loans.

         We Depend on Key Individuals. Our future success is highly dependent upon our ability to attract and retain qualified key employees. We are organized with a small senior management team, with each of our separate operations under the day-to-day control of local managers. If we were to lose the services of any members of our central management team, our overall operations could be adversely affected, and the operations of any of our individual facilities could be adversely affected if the services of the local managers should be unavailable. We have entered into employment contracts with our key officers and employees and certain subsidiaries. The agreements are for periods of one to ten years through June 2009. Some of the employment contracts also call for bonus arrangements based on earnings.

         We Face Risks that the Value of our Inventory May Decline. We purchase and warehouse inventory, much of which is refurbished or excess inventory of personal computer equipment. As a result, we assume inventory risks and price erosion risks for these products. These risks are especially significant because personal computer equipment generally is characterized by rapid technological change and obsolescence. These changes affect the market for refurbished or excess inventory equipment. Our success will depend on our ability to purchase inventory at attractive prices relative to its resale value and our ability to turn our inventory rapidly through sales. If we pay too much or hold inventory too long, we may be forced to sell our inventory at a discount or at a loss or write down its value, and our business could be materially adversely affected.

         We Do Not Pay Dividends on Our Common Stock. We do not have a history of paying dividends on our common stock, and we cannot assure you that any dividends will be paid in the foreseeable future. The Second IBM Agreement places restrictions on the declaration and payment of dividends. In addition, we may not pay dividends on our common stock without the consent of the holders of a majority of the shares of the preferred stock. We intend to use any earnings which may be generated to finance the growth of our businesses.

         We May Issue Preferred Stock. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of our common stock as to payments of dividends, liquidation and other matters. As described under "Recent Developments," we issued a series of convertible preferred stock in October 2000, and have granted the purchasers the right to require us to issue additional shares of convertible preferred stock in the future.

         Our Stock Price May Continue to be Volatile. Our common stock is listed on The Nasdaq National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as the significant changes to our business resulting from continued acquisitions and expansions, quarterly fluctuations in our financial results or cash flows, shortfalls in earnings or sales below expectations, changes in the performance of other companies in our same market sectors and the performance of the overall economy and the financial markets could cause the price of our common stock to fluctuate substantially. During the 12 month period prior to September 30, 2000, the price per share of our common stock has ranged from a high of $18.00 to a low of $1.63.

         We are Obligated to Make Termination Payments Upon a Change of Control. Our employment agreements with Richard Sullivan, Garrett Sullivan and David Loppert include change of control provisions under which the employees may terminate their employment within one year after a change of control and are entitled to receive specified severance payments and/or continued compensation payments for sixty months. The employment agreements also provide that these executive officers are entitled to supplemental compensation payments for sixty months upon termination of employment, even if there is no change in control, unless their employment is terminated due to a material breach of the terms of the employment agreement. Also, the agreements for both Richard Sullivan and Garrett Sullivan provide for certain "triggering events," which include a change in control, the termination of Richard Sullivan's employment other than for cause, or if Richard Sullivan ceases to hold his current positions with us for any reason other than a material breach of the terms of his employment agreement. In that case, we would be obligated to pay, in cash and/or in stock, $12.1 million and $3.5 million, respectively, to Richard Sullivan and to Garrett Sullivan, in addition to certain other compensation. Finally, the employment agreements provide for a gross up for excise taxes which are payable by these executive officers if any payments upon a change of control are subject to such taxes as excess parachute payments.

         Our obligation to make the payments described in this section could adversely affect our financial condition or could discourage other parties from entering into transactions with us which might be treated as a change in control or triggering event for purposes of these agreements.

         We are Involved in Litigation. We, and certain of our subsidiaries, are parties to various legal actions as either plaintiff or defendant in the ordinary course of business.

         On April 7, 2000, we and IntelleSale filed a counterclaim against David Romano and Eric Limont, the former owners of Bostek, Inc. and Micro Components International Incorporated, two companies acquired by IntelleSale in June 1999, in the U.S. District Court for the District of Delaware for, generally, breach of contract, breach of fiduciary duty and fraud. Messrs. Romano and Limont had filed their claim generally alleging that their earnout payment from IntelleSale was inadequate. In July 2000, we and IntelleSale amended our counterclaim in the U.S. District Court for the District of Delaware to seek damages for, among other things, securities law violations. In addition, on May 19, 2000, IntelleSale and two of its subsidiaries, Bostek, Inc. and Micro Components International Incorporated, filed suits against Messrs. Romano and Limont in Superior Court of Massachusetts to recover damages as a result of fraud, misrepresentations, and breach of fiduciary duties. In July 2000, Messrs. Romano and Limont amended their complaint in the U.S. District Court for the District of Delaware to add a claim for $10 million for the $10 million payment not made to them. We believe that the claims filed by Messrs. Romano and Limont are without merit and we intend to vigorously defend against the claims. In addition, we intend to vigorously pursue our claims against Messrs. Romano and Limont.

         While we believe that the final outcome of these proceedings will not have a material adverse effect on our financial position, cash flows or results of operations, we cannot assure the ultimate outcome of these actions and the estimates of the potential future impact on our financial position, cash flows or results of operations for these proceedings could change in the future. In addition, we will continue to incur additional legal costs in connection with pursuing and defending such actions.

         Digital Angel may Not be Able to Develop Products From its Unproven Technology. In December 1999, Digital Angel acquired the patent rights to a miniature digital receiver named "Digital Angel(TM)." This technology is still in the development stage. Digital Angel's ability to develop and commercialize products based on its proprietary technology will depend on its ability to develop its products internally on a timely basis or to enter into arrangements with third parties to provide these functions. If Digital Angel fails to develop and commercialize products successfully and on a timely basis, it could have a material adverse effect on Digital Angel's business, operating results and financial condition.

         Digital Angel is Subject to Restrictions Imposed by Government Regulation. Digital Angel is subject to federal, state and local regulation in the United States and other countries, and it cannot predict the extent to which it may be affected by future legislative and other regulatory developments concerning its products and markets. Digital Angel is required to obtain regulatory approval before marketing most of its products. Digital Angel's readers must and do comply with the FCC Part 15 Regulations for Electromagnetic Emissions, and its insecticide products have been approved by the U.S. Environmental Protection Agency and are produced under EPA regulations. Sales of insecticide products are incidental to Digital Angel's primary business and do not represent a material part of its operations. Digital Angel's products also are subject to compliance with foreign government agency requirements. Digital Angel's contracts with its distributors generally require the distributor to obtain all necessary regulatory approvals from the governments of the countries into which they sell Digital Angel's products. However, any such approval may be subject to significant delays. Some regulators also have the authority to revoke approval of previously approved products for cause, to request recalls of products and to close manufacturing plants in response to violations. Any actions by these regulators could materially adversely affect Digital Angel's business.

         Year 2000 Compliance. We have not experienced any significant internal Year 2000 related problems. During 1998 and 1999, we implemented a company wide program to ensure that our internal systems would be compliant prior to the Year 2000 failure dates. We have not experienced any Year 2000 compliance problems. However, we cannot make any assurances that unforeseen problems may not arise in the future.

         Software Sold to Customers. During 1998 and 1999, we identified what we believe to be all potential Year 2000 problems with any of the software products we develop and market. However, our management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting our software products have been identified or corrected due to the complexity of these products. In addition, these products interact with other third party vendor products and operate on computer systems which are not under our control. For non-compliant products, we have provided and are continuing to provide recommendations as to how an organization may address possible Year 2000 issues regarding that product. Software updates are available for most, but not all, known issues. Such information is the most currently available concerning the behavior of our products and is provided "as is" without warranty of any kind. However, variability of definitions of "compliance" with the Year 2000 and of different combinations of software, firmware and hardware has led to, and could lead to further lawsuits against us. The outcome of any such lawsuits and the impact on us is not estimable at this time.

         We do not believe that the Year 2000 problem has had or will continue to have a material adverse effect on our business, results of operations or cash flows. The estimate of the potential impact on our financial position, overall results of operations or cash flows for the Year 2000 problem could change in the future. Our ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, a vendor's ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review. The discussion of our efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement is effective for fiscal years commencing after June 15, 2000. In June 2000, the FASB issued FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FAS statement 133, which addresses implementation issues experienced by those companies that adopted FAS 133 early. We will adopt FAS 133, as well as its amendments and interpretations, in fiscal year 2001. We do not believe that FAS 133 will have a material impact on our results of operations, cash flows and financial condition.

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

         In September 2000, the EITF reached a consensus in EITF Issues 00-10, "Accounting for Shipping and Handling Fees and Costs," agreeing that shipping and handling fees must be classified as revenues and comparable prior periods should be restated. Further, they agreed that shipping and handling costs can be classified anywhere in the statement of earnings, except they cannot be netted against sales. If shipping and handling costs are not included in costs of goods sold, the amount and classification of these expenses must be disclosed in the footnotes to the financial statements. This consensus must be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999. Therefore, we will adopt EITF Issue 00-10 in the fourth quarter of 2000. We do not anticipate that the adoption of EITF Issue 00-10 will have a material impact on our results of operations, cash flows and financial condition.

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

         We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Borrowings under the Second IBM Agreement are at the London Interbank Offered Rate which is adjusted monthly. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term investments.

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

ITEM 2.       CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

         The following table lists all unregistered securities sold by us from January 1, 2000 through September 30, 2000. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

                                                                         Issued                  Number of Common
              Name/Entity/Nature                    Note                   For                        Shares
              ------------------                    ----                   ---                        ------
Various                                              1           Stock Options Exercised                    3,088,090
Various                                              2        Employee Stock Purchase Plan                    187,041
Various                                              3             Warrants Exercised                         320,148
The Americom Group                                   4                 Acquisition                             48,333
Computer Equity Corporation                          5                 Acquisition                          4,829,294
Destron Fearing Corporation                          9                 Acquisition                         20,820,852
GDB Software Services, Inc.                          4                 Acquisition                            337,838
Hornbuckle Engineering, Inc.                         4                 Acquisition                             76,104
Independent Business Consultants                     5                 Acquisition                            957,912



                                                                         Issued                  Number of Common
              Name/Entity/Nature                    Note                   For                        Shares
              ------------------                    ----                   ---                        ------

Innovative Vacuum Solutions, Inc.                    6                 Acquisition                             25,881
Norcom Resources, Inc.                               7                 Acquisition                            162,162
Pizarro Remarketing, Inc.                            7                 Acquisition                            112,613
Port Consulting, Inc.                                4                 Acquisition                            302,981
PPL, Ltd.                                            8                 Acquisition                            900,900
P-Tech, Inc.                                         5                 Acquisition                          1,401,180
Service Transport Company                            7                 Acquisition                            101,351
STR, Inc.                                            4                 Acquisition                            400,267
Timely Technology Corp.                              5                 Acquisition                            215,075
WebNet Services                                      5                 Acquisition                            267,857
----------------------------------------------------------------------------------------------------------------------
         Total                                                                                             34,555,879
======================================================================================================================


1.      Represents shares issued in connection with the exercise of employee stock options.
2.      Represents shares issued in connection with the Company's employee stock purchase plan.
3.      Represents shares issued in connection with the exercise of warrants.
4.      Represents shares issued in connection with the "earnout" provision of the Agreement of Sale.
5.      Represents shares issued to the selling shareholders to acquire such shareholder's 100% interest in the company.
6.      Represents additional consideration per the Merger Agreement between IVS and MVAK Technologies, Inc.
7.      Represents shares issued to a selling shareholder to acquire such shareholder's minority interest.
8.      Represents shares issued to the selling shareholders in consideration for their minority interest and in settlement of future earnout payments.
9.      Represents shares issued in connection with the merger of Digital Angel.net Inc. into Destron Fearing
        Corporation.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A Special Meeting of Shareholders was held on September 2, 2000, at which the Company's shareholders were asked to (i) ratify the approval and adoption of a transaction whereby the Company will issue 23,264,916 shares of the Company's common stock in exchange for all of the issued and outstanding shares of common stock of Destron Fearing Corporation, a Delaware corporation ("Destron"), including shares of Company common stock to be issued upon exercise of outstanding options and warrants to purchase Destron common stock pursuant to the Agreement and Plan of Merger dated as of April 24, 2000, as amended, (the "Merger Agreement") among the Company, Digital Angel.net Inc. and Destron (the "Merger Proposal"), and (ii) ratify the approval of the proposed amendment to the Company's Second Restated Articles of Incorporation to increase the number of authorized shares of Company common stock from 85,000,000 to 250,000,000, with 245,000,000 of such shares designated as common stock (the "Amendment Proposal"). The appropriate motions were made and seconded and the voting was held.

         The results of the shareholders' vote showed that the holders of
(i) a majority of the total votes cast on the Merger Proposal had approved and adopted the Merger Proposal, and (ii) a majority of the outstanding shares of Company stock entitled to vote had approved and adopted the Amendment Proposal as follows:

                                                                 For                  Against              Abstain
                                                      -------------------------------------------------------------
Merger Proposal                                               26,126,477             2,882,809             360,949

Amendment Proposal                                            44,282,213             4,839,830             453,033

ITEM 5.       OTHER INFORMATION

         On July 1, 2000 we acquired 100% of the capital stock of WebNet Services, Inc., an internet service provider, network integrator and website developer.

         On September 8, 2000, we completed our acquisition of Destron Fearing Corporation, an animal identification and microchip technology company, through a merger of our wholly-owned subsidiary, Digital Angel.net Inc., with and into Destron Fearing pursuant to a Agreement and Plan of Merger dated as of April 24, 2000, as amended. As a result of the merger, Destron Fearing is now our wholly-owned subsidiary and has been renamed "Digital Angel.net Inc.

         Effective as of October 19, 2000, we entered into transactions with MCY.com, Inc. (OTC-BB:MCYC) ("MCY") under which we sold to MCY a non-exclusive perpetual worldwide license to use our recently-acquired Net-Vu product, an Internet-based Automatic Contact Distributor, for $9.0 million in cash plus $1.0 million in shares of MCY. In addition, MCY granted to us an exclusive perpetual license to MCY's digital encryption and distribution systems, including its NETrax(TM) software for use in various non-entertainment business-to-business applications, in consideration for 11.8 million shares of our common stock valued of $40.0 million. These transactions with MCY are subject to governmental clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

         On October 25, 2000, we acquired Pacific Decision Sciences Corporation, a California corporation ("PDSC"). In the merger transaction, we issued approximately 8.6 million shares of our common stock. In addition, for each of the twelve-month periods ending September 30, 2001 and September 30, 2002, the former stockholders of PDSC will be entitled to receive earnout payments, payable in cash or in shares of our common stock, of $9.7 million plus 4.0 times EBITDA (as defined in the merger agreement) in excess of $3.7 million, subject to reduction by 4.0 times the shortfall from the Projected EBITDA Amount (as defined in the merger agreement). Goodwill associated with the acquisition amounted to approximately $23.5 million and will be amortized over 20 years at the rate of approximately $1.2 million per year. Pro forma financial information related to this acquisition will be included in our Current Report on Form 8-K/A, which will be filed on or before December 30, 2000. PDSC, based in Santa Ana, California, is a provider of proprietary web-based customer relationship management software. It develops, sells and implements software systems that enable automated, single point of contact delivery of customer service.

         On October 27, 2000, we acquired 16% of the capital stock of ATEC Group, Inc. (AMEX:TEC), in consideration for shares of our common stock valued at approximately $9.1 million. Goodwill associated with the acquisition amounted to approximately $7.8 million and will be amortized over 20 years at the rate of approximately $0.4 million per year. Based in Commack, New York, ATEC is a leading system integrator and provider of a full line of information technology products and services.

         On October 31, 2000, under an agreement dated November 3, 2000, we sold our wholly-owned subsidiary STC Netcom, Inc.

         On November 2, 2000 we acquired 80% of the capital stock of Connect Intelligence Limited, in consideration for shares of our common stock valued at approximately $10.0 million. Goodwill associated with the acquisition amounted to approximately $7.1 million and will be amortized over 20 years at the rate of approximately $0.4 million per year. Based in Ireland, Connect Intelligence has successfully completed a vetting procedure and has now been formally offered up to 70 high-speed fiber optic circuits from the Irish government's Department of Enterprise and Employment. The offering, part of the Irish government's e-commerce infrastructure initiative, grants Connect Intelligence and its partners exclusive rights to nearly one half of all circuits to and from the Republic of Ireland.

         On November 13, 2000 we entered into an agreement to acquire approximately 54% of the outstanding capital stock of SysComm International Corporation (NASDAQ:SYCM) in consideration for a combination of cash and shares of our common stock valued at $4.5 million. No goodwill was associated with the acquisition. Concurrently, we agreed to sell our interest in Information Products Corporation to SysComm. Based in Shirley,
New York, SysComm is a network and systems integrator and reseller of computer hardware.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

4.1 Second Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 4.1 to the Registrant's Post-Effective Amendment No. 1 on Form S-1 to Registration Statement (Form S-3 File No. 333-64605) filed with the Commission on June 24, 1999)

4.2 Amendment of Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Missouri on September 5, 2000 (incorporated herein by reference to Exhibit 4.3 to the Registrant's Post-Effective Amendment No. 3 on Form S-3 to Registration Statement on Form S-4 (File No. 333-38420-02) filed with the Commission on September 29, 2000)

4.3 Certificate of Designation of Preferences of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

4.4 Amended and Restated Bylaws of the Registrant dated March 31, 1998 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-3 (File No. 333-51067) filed with the Commission on April 27, 1998)

10.1 Securities Purchase Agreement, dated as of October 24, 2000, relating to the Registrant's Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 26,
         2000)

10.2 Form of warrant to purchase common stock of the Registrant issued to the holders of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 26,
         2000)

10.3 Registration Rights Agreement between the Registrant and the holders of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.4 Agreement and Plan of Merger dated as of October 18, 2000 among the Registrant, PDS Acquisition Corp., Pacific Decision Sciences Corporation, H&K Vasa Family 1999 Limited Partnership, H&K Vasa Family 2000 Limited Partnership, David Dorret and David Englund (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed with the Commission on November 1, 2000)

27       Financial Data Schedule.


(b)      REPORTS ON FORM 8-K

         The following Current Reports on Form 8-K were filed by the Company between July 1, 2000 and the date of this report:

(1) On July 14, 2000, we filed a Current Report on Form 8-K which included a copy of the Agreement and Plan of Merger, dated as of June 30, 2000, between the Company and Computer Equity Corporation.

(2) On September 11, 2000, we filed a Current Report on Form 8-K/A which included the financial statements and pro forma financial information in connection with the acquisition of Computer Equity Corporation.

(3) On September 21, 2000, we filed a Current Report on Form 8-K which included the financial statements and pro forma financial information in connection with the acquisition of Destron Fearing Corporation on September 8, 2000.

(4) On October 24, 2000, we filed a Current Report on Form 8-K which included a copy of the Second Amended and Restated Term and Revolving Credit Agreement dated October 17, 2000 between IBM Credit Corporation, the Company, and others.

(5) On October 26, 2000, we filed a Current Report on Form 8-K which included a copy of the Certificate of Designation of Preferences, Form of Warrant, Registration Rights Agreement and the Securities Purchase Agreement in connection with the issuance of 26,000 shares of our Series C Convertible Preferred Stock and related Warrants to institutional investors in a private placement.

(6) On November 1, 2000, we filed a Current Report on Form 8-K which included a copy of the Agreement and Plan of Merger, dated as of October 18, 2000, between the Company and Pacific Decision Sciences Corporation.

                                  SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    APPLIED DIGITAL SOLUTIONS, INC.
                                   (Registrant)

Dated: November 13, 2000           By:         /S/ DAVID A. LOPPERT
                                        ----------------------------------------
                                                  David A. Loppert
                                        Vice President, Chief Financial Officer

                                EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
------              -----------

27                  Financial Data Schedule