Form 10-K
period 2000-12-31
APPLIED DIGITAL SOLUTIONS INC
filed 2001-04-10
CIK 924642

As filed with the Securities and Exchange Commission on April 10, 2001
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       or
           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No. [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At April 2, 2001, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $206,347,412.

At April 2, 2001, 126,986,023 shares of our common stock were outstanding.

Documents Incorporated by Reference:  None

                                Table of Contents

Item                               Description                              Page

                                     PART I

1.   Business                                                                  3
2.   Properties                                                               17
3.   Legal Proceedings                                                        18
4.   Submission of Matters to a Vote of Security Holders                      19

                                     PART II

5.   Market for Registrant's Common Equity and Related
       Stockholder Matters                                                    20
6.   Selected Financial Data                                                  22
7.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                24
7A.  Quantitative and Qualitative Disclosures About Market Risk               45
8.   Financial Statements and Supplementary Data                              45
9.   Changes in and Disagreements With Accountants on
     Accounting and Financial Disclosures                                     45

                                    PART III

10.  Directors and Executive Officers of the Registrant                       47
11.  Executive Compensation                                                   51
12.  Security Ownership of Certain Beneficial Owners and Management           58
13.  Certain Relationships and Related Transactions                           61

                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
     Signatures                                                               62

                                     PART I

     ITEM 1.      BUSINESS

     GENERAL

     Applied Digital Solutions, Inc. is an information management technology company. We deliver intelligent integrated information solutions through what we call the "I3 Services Platform." We deliver our solutions through three core business segments, Applications, Services and Advanced Wireless, which work together to achieve heightened efficiencies for Applied Digital and better offerings for our customers.

     Our I3 Services Platform is the next generation of CTII(TM), or computer, telephony and Internet integration. The I3 Services Platform offers the following enhancements over CTII:

     o For our customers, the I3 Services Platform not only allows us to offer integrated media solutions, it allows our customers to manage the information carried by those media and to benefit from the technological progress of our Advanced Wireless division.

     o For our sales team, the I3 Services Platform encourages cross-selling of our different products and services.

     o For our financial performance, the I3 Services Platform furthers our mission to reduce enterprise costs by eliminating redundancies and inefficiencies.

     The I3 Services Platform provides value by enabling our clients to collect, organize, analyze, warehouse and disseminate information. Better information leads to better decision-making. In today's ever-changing environment of immediate information, the rigorous management of information across different media allows our customers to react rapidly and intelligently to challenges. More importantly, the I3 Services Platform allows our customers to proactively improve their business to anticipate and stay ahead of challenges.

     In March, 2001 our board of directors approved the sale of our Intellesale business segment and all of our other non-core subsidiaries. Our results of operations, financial condition and cash flows now reflect these operations as "Discontinued" and prior periods have been restated.

     We operate in three geographic areas: the United States, which comprises the majority of our operations; Canada; and the United Kingdom. Our Canadian operations were comprised of a telecommunications company, which we disposed of in 1999, and an automotive manufacturing and engineering company. Our United Kingdom operations are comprised of companies in our Applications segment, described below. With the exception of a non-core manufacturing and engineering company in Canada, the majority of our revenues and expenses in each geographic area, both from continuing and discontinued operations, were generated in the same currencies. Approximately 40%, 34% and 10% of the manufacturing and engineering company's revenues were generated in U.S. dollars for the years ended December 31, 2000, 1999 and 1998, respectively, while 100% of its expenses were incurred in Canadian dollars during the same periods. We did not incur any significant foreign currency gains or losses during the three years ended December 31, 2000.

     The majority of our current operations are the result of acquisitions completed during the last five years. Our revenues from continuing operations were $134.8 million, $129.1 million, $74.3 million, $41.6 million, and $14.1 million respectively, in 2000, 1999, 1998, 1997, and 1996. Since January 1, 1996, we have completed 51 acquisitions, and since January 1, 2000 we have completed 10 acquisitions. Management employs an acquisition committee to assess acquisition opportunities. The committee is comprised of several members of senior management on a corporate level with representation from key members from the operating units. The committee uses various criteria including:

     o    the strategic importance to the I3 Service Platform.

     o    profitability over a selected time period.

     o    the strength of the balance sheet.

     o    the strength of the customer base, and

     o    management experience.

     We are a Missouri corporation and were incorporated on May 11, 1993. Our principal office is located at 400 Royal Palm Way, Suite 410, Palm Beach, Florida 33480, and our phone number is (561) 366-4800.

     Business Segments

     Our business is currently organized into three industry groups or business segments: the Applications Group, the Services Group, and the Advanced Wireless Group. These three segments form the nucleus of our newly implemented I3 Services Platform. Each segment has, or is in the process of naming, a president to whom a variety of operating companies report. Each segment president, in turn, reports to our President.

     Prior to January 2, 2001, our business was organized into four technology groups or industry segments: Networking, Internet, Applications, and Telephony. Combined, these groups formed the basis of the CTII strategy that was the predecessor to our I3 Services Platform. With the arrival of our new President and Chief Operating Officer, Mercedes Walton, our strategy has evolved to more adequately promote our product and service offerings in the marketplace and to more fully integrate our business units. In January 2001, we introduced the I3 Service Platform. Prior years segment information has been restated to reflect our current business segments.

     Prior to March 1999, our business was organized into four business groups, or industry segments: the Services and Solutions Group (formerly the Retail Group), the Computer Group, the Manufacturing Group and the International Group. Each operating business was conducted through a separate subsidiary company directed by its own management team, and each subsidiary company had its own marketing and operations support personnel. Each management team originally reported to our President, who was responsible for overall corporate control and coordination, as well as financial planning.

     On February 22, 2001, our senior management approved a plan to sell Intellesale and all of our other non-core businesses. The plan was approved by our board of directors on March 1, 2001. The results of operations, financial condition and cash flows of Intellesale and all of our other non-core businesses are now reported as discontinued operations in our financial statements and prior periods have been restated See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Discontinued Operations" beginning on page 38.

     Our primary businesses are now organized into three business segments, segment financial information for which is more fully disclosed in our financial statements and notes thereto:

     Applications -- Our Applications segment provides proprietary software applications for large retail application environments, including point of sale, data acquisition, asset management and decision support systems and develops programs for portable data collection equipment, including wireless hand-held devices. We equip our customers with the necessary tools and support services to enable them to make a successful transition to implementing e-business practices,  Call  Center  Solutions,  Enterprise  Resource  Planning  (ERP)  and
Customer Relationship Management (CRM) solutions, website design, and application and internet access services to customers of our other divisions. We are also involved in the design, manufacture and support of satellite communication technology including satellite modems, data broadcast receivers and wireless global positioning systems for commercial and military applications.

     As of December 31, 2000, 1999 and 1998, revenues from this segment accounted for 20.9%, 21.7% and 13.7%, respectively, of our total revenues.

     Our Services segment is comprised of the following business groups:

     Telephony -- Our Telephony group implements telecommunications and Computer Telephony Integration (CTI) solutions for e-business. We integrate a wide range of voice and data solutions from communications systems to voice over Internet Protocol and Virtual Private Networking (VPN). We provide complete design, project management, cable/fiber infrastructure, installation and on-going support for the customers we support.

     Networks -- Our Networks group is a professional services organization dedicated to delivering quality e-business services and support to our client partners, providing e-business infrastructure design and deployment, personal and mid-range computer solutions and network infrastructure for the development of local and wide area networks as well as site analysis, configuration proposals, training and customer support services.

     As of December 31, 2000, 1999 and 1998, revenues from this segment accounted for 61.6%, 67.0% and 73.4%, respectively, of our total revenues.

     Advanced Wireless -- Our Advanced Wireless segment is engaged in the business of developing and bringing to market technology used to locate, monitor and identify animals, people and objects. The Company's advanced wireless business, Digital Angel Corporation, has three divisions: the existing Animal Tracking Business, the newly developed Digital Angel technology and the Digital Angel Delivery System.

     The Animal Tracking Business division uses simple technology solutions to track and identify animals. It focuses on cattle, hogs, fish and household pets. The tracking of cattle and hogs are crucial both for asset management and for disease control and food safety. Some customers, for example, the U. S. Department of Energy, track fish, such as salmon, to locate and protect spawning pools and to track migratory patterns for research and fishing purposes. The Animal Tracking Business' pet identification system is marketed in the U. S. by Schering-Plough Pharmaceutical under the brand name Home Again(TM), in Europe by Merial Pharmaceutical (Merck) and in Japan by Dainippon Pharmaceutical. The Animal Tracking Business partners with a variety of other companies outside the United States to market similar products. The Animal Tracking Business has an established infrastructure with readers placed in approximately 6,000 domestic animal shelters, or an estimated 70% of the market. Approximately 10,000 veterinary clinics, or an estimated 66% of US clinics, use its patented system for pet identification. The principal technologies employed by the Animal Tracking Business are electronic ear tags, e.Tags(TM), and implantable microchips that use RF interrogation.

     The Digital Angel business division develops and markets advanced technology to gather location data and local sensory data and to communicate that data to a ground station. As of December 31, 2000, products were in the development stage and none had been sold. The Digital Angel technology is actually the novel combination of three technologies: wireless communication (e.g. cellular), sensors (including bio-sensors) and position location technology (including GPS and other systems). We plan to introduce this technology into a variety of products to suit different applications ranging from medical monitoring to asset management.

     Following communication of data to the ground station, the Digital Angel Delivery System (also called DADS) manages the data in an application-specific format. For example, the medical applications gather bio-readings such as pulse and temperature, and communicate that data, along with location data, to a ground station or call center. If the readings suggest a critical health situation, emergency aid could be dispatched through the services of Medical Advisory Systems (AMEX: DOC), a company in which we have a 16.6% interest. For the pet location applications, the location information is available via call center or secure Internet site. DADS' main mission is to provide:

     o    an interface to wireless access,

     o    an immediate and effective response to variable conditions,

     o    an  improved  event  decision-making,  a storage of critical  data,

     o    a secure authentication to data,

     o    an improved customer contact, and

     o    an application-specific logic for certain markets.

     As of December 31, 2000, 1999 and 1998, revenues from this segment accounted for 17.4%, 11.1% and 13.0%, respectively, of our total revenues.

     Growth Strategy

     Our growth strategy is focused on internal expansion and growth through targeted, disciplined acquisitions. The key elements of our strategy include:

     Implementing our I3 Services Platform. Our ability to affectively implement our I3 Services Platform will depend on the following:

     o Optimizing strategic interrelationships among the core businesses while positioning Applied Digital Solutions to deploy innovative and unique marketplace solutions.

     o Launching expanded services driven by new products, global branding, strategic alliances and acquisitions.

     o    Executing the strategy as a  tightly-managed  and focused  enterprise,
          following   implementation   of  aggressive  plans  to  reduce  costs,
          streamline organizations and divest non-strategic assets.

     Deploying the Advanced Wireless segment's new Digital Angel products and services.

     Continuing to pursue acquisition opportunities. Since 1996, we have completed 51 acquisitions, and since January 1, 2000, we have completed 10 acquisitions. Our acquisition committee assesses acquisition opportunities using a disciplined approach driven by both strategic fit and financial value. The committee is comprised of members of senior management and senior managers of our operating units. The committee uses various criteria including the strategic importance to the I3 Service Platform, profitability over a selected time period, the strength of the balance sheet and the strength of the customer base.

     Customers

     We deliver products and services across a multitude of industries, including manufacturing, financial, utilities, retail, health, communications, high tech, insurance, transportation and government. Some of our largest customers include several agencies of the United States federal government, Daimler Chrysler, Morgan Stanley, Compucon, Hackensack University Medical, Goldman Sachs, Steve Madden, Polo Ralph Lauren, GAF Materials, PC Connection, Castle Superstore, Wireless Facilities and Toyota Motor Sales. Other than customary payment terms, we do not offer any financing to our customers.

     Competitors

     Some of our major competitors include Nova Coast, Corp Info, General Networks, DataTransit, Data Systems West, Lucent, Convergent Technologies,
InterTel, Nortel, Fujitsu, Toshiba Dealer, All Star Communications, Kapp Communications, Mitel, Prime Communications, A-Tek, All Pro Com, STS, NSB, JDA Software, DataVantage, CRS, Astea, Vantive, Metrix, Siebel, Clarify (Nortel), Service Systems International, Custom Development, ASP, Education Vertical, Reliable Cash Register, Innovative Computer Systems, Cam Data, EZ4U, Retail Soft, All Flex, Avid, Datamars, Sokymat, Cisco, Eshare, Apropos, Interactive Intelligence, Entex, Alpha Net, TransNet, MTMC and More Direct. We believe each segment of our business is highly competitive, and we expect that the competitive pressures we face will not diminish. As a result of our product and service mix, management experience, time to delivery, knowledge of local markets and customer service, we believe the assessment of our ability to compete within these segments is excellent. However, we understand that many of our competitors have greater financial, technological, marketing, personnel and other resources than we do, and, consequently, we may not be able to compete as successfully as those companies.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This document contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, and include statements relating to:

     o our growth strategies including, without limitation, our ability to deploy the Advanced Wireless segments new Digital Angel divisions products and services;

     o    anticipated trends in our business and demographics;

     o our ability to successfully integrate the business operations of recently acquired companies and successfully complete the divestitures of our discontinued operations;

     o    our future profitability and liquidity; and

     o    regulatory, competitive or other economic influences.

     Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions also identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from estimates or forecasts contained in the forward-looking statements. Some of these risks and uncertainties are beyond our control.

Risk Factors


     We cannot be certain of future financial results.

     We incurred a loss of $33.9 million from continuing operations for the year ended December 31, 2000. We reported income from continuing operations before taxes of $3.7 million for the year ended December 31, 1999 which included a loss from continuing operations of $16.3 million, offset by a gain of $20 million from the sale of our Canadian subsidiary, TigerTel, Inc. In 1998, we reported a loss of $0.6 million from continuing operations. Our business plan depends on our attaining and maintaining profitability; however, we cannot predict whether or when we will be profitable. Our profitability depends on many factors, including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully coordinate the operations of our business units. If we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. In addition, if we fail to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may fall.

     Our stock price may continue to be volatile, and shareholders may be unable to resell their shares at or above the price at which they acquire them.

     Since January 1, 2000, the price per share of our common stock has ranged from a high of $18.00 to a low of $0.50. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations in response to factors, including the following:

     o    significant   changes  to  our  business   resulting   from  continued
          acquisitions and expansions;
     o    quarterly fluctuations in our financial results or cash flows;
     o changes in investor perception of us or the market for our products and services;
     o changes in economic and capital market conditions for other companies in our market sector; and
     o    changes in general economic and market conditions.

     In addition, the stock market in general, and The Nasdaq National Market and stocks of technology companies in particular, have often experienced extreme price and volume fluctuations. This volatility is often unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Declines in the market price of our common stock could also harm employee morale and retention, our access to capital and other aspects of our business. If our share price is volatile, we may be the target of securities litigation, which is costly and time-consuming to defend. Historically, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against that company. Litigation of this type could result in substantial costs and a diversion of management's attention and resources, which would harm our business.

     We may issue preferred stock, which will rank senior to our common stock and which may delay or prevent a change in control of us.

     Our board of directors has the right to issue additional preferred stock without further shareholder approval, and the holders of such preferred stock may have preferences over the holders of our common stock as to payments of dividends, liquidation and other matters. As described under "Management's

Discussion and Analysis of Financial Condition and Results of Operations - 2000 and Recent Developments - Private Placement of Series C Preferred Stock and Related Warrants" in Item 7 below, we issued a series of convertible preferred stock in October 2000, and have granted the purchasers the right to require us to issue additional shares of convertible preferred stock in the future. These provisions could delay or prevent a change in control of us or limit the price that investors might be willing to pay in the future for shares of our common stock.

     Future sales of shares of our common stock or the conversion of shares of our Series C preferred stock into shares of our common stock could depress the market price of our common stock.

     As of December 31, 2000, there were 101,486,701 shares of our common stock outstanding. Since January 1, 2000, we have issued an aggregate of 53,227,078 shares of common stock, of which 46,846,731 shares were issued in connection with acquisitions of businesses and assets. We have effected, and will continue to effect, acquisitions or contract for services through the issuance of common stock or our other equity securities. In addition, we have agreed to "price protection" provisions in prior acquisition agreements which may result in additional shares of common stock being issued. Such issuances of additional securities may be dilutive to the value of our common stock and may have an adverse impact on the market price of our common stock.

     Similarly, the conversion of our Series C preferred stock and the exercise of the related warrants would result in a substantial number of additional shares being issued, and such number would increase if the market price of our common stock declines. The conversion price per share of common stock into which the Series C preferred stock converts, as a percentage of then current market value, will decrease the longer the holders of the Series C preferred stock wait to convert their shares. In some cases, the conversion price could be as low as 50% of the lowest closing price of our common stock during a specified period. If such reduction in the conversion price occurs, it would more than double the number of shares of common stock issuable on conversion. For a detailed discussion of the effect of market price declines of our common stock as it relates to conversion of the Series C preferred stock, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - 2000 and Recent Developments - Private Placement of Series C Preferred Stock and Related Warrants" in Item 7 below.

     Assuming a market price per share of our common stock of $1.47 per share, our closing share price on April 2, 2001, and using the conversion rate most favorable to the Series C preferred stockholders, those holders would receive a total of 33,768,877 shares of our common stock on conversion of all Series C preferred stock and exercise of related warrants. The issuance of those shares would require us to obtain shareholder approval under Nasdaq Rule 4460. See "- If we are required to delist our common stock, trading in our shares would decrease and the market price of our shares would decline" on page 10. In addition, the holders of the Series C preferred stock purchased the shares for $20 million in the aggregate, which represents an effective purchase price of $0.59 a share, or an approximate 60.0% discount from the assumed $1.47 closing price. If we are required to issue those shares at such discount to the then current market price, it would be likely to adversely affect the market price of our common stock.

     If our preferred stockholders exercise their option to require us to issue more Series C preferred stock, our stock could be further diluted.

     The holders of the Series C preferred stock may require us to issue up to an additional $26 million in stated value of preferred stock, on terms similar to the Series C preferred stock we currently have outstanding, for an aggregate purchase price of $20 million, at any time within 10 months after the registration statement registering the shares underlying the first tranche of Series C preferred stock has been declared effective. The additional preferred stock would be accompanied by warrants to purchase up to an additional 800,000 shares of our common stock. If the holders of the Series C preferred stock require us to issue the additional preferred stock and warrants, it could cause further dilution and adversely affect the market price of our common stock.

     We may be required to redeem the Series C preferred stock, which could harm our financial position.

     Upon the occurrence of events set forth in the certificate of designation relating to our Series C preferred stock and described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations - 2000 and Recent Developments- Private Placement of Series C Preferred Stock and Related Warrants" in Item 7, we may be required to redeem the Series C preferred stock at a redemption price equal to 130% of the stated value, or $34.1 million at December 31, 2000, plus accrued dividends. We may also be required to redeem the Series C preferred stock at a redemption price equal to 130% of the stated value, plus accrued dividends, upon a change of control or other major transactions. If we become obligated to effect such redemption, it could adversely affect our financial condition. However, the credit agreement with IBM Credit requires that we obtain IBM Credit's prior written consent to make such payments.

     If we are required to delist our common stock, trading in our shares could decrease and the market price of our shares could decline.

     The holders of the Series C preferred stock may require us to delist our shares of common stock from the Nasdaq National Market if specific events occur. In accordance with Nasdaq Rule 4460, which generally requires shareholder approval for the issuance of securities representing 20% or more of an issuer's outstanding listed securities, and under the terms of the agreement pursuant to which we sold the Series C preferred stock and related warrants, we must solicit shareholder approval of the issuance of the common stock issuable upon the conversion of the Series C preferred stock and the exercise of the related warrants, at a meeting of our stockholders which shall occur on or before June 30, 2001. If we obtain shareholder approval, the number of shares that could be issued upon the conversion of the Series C preferred stock would not be limited by the Nasdaq 20% limitation. If we do not obtain shareholder approval and are not permitted to issue shares because of restrictions relating to Nasdaq Rule 4460, we may be required to pay a substantial penalty. In addition, in that event, the holders of the Series C preferred stock may require us to voluntarily delist our shares of common stock from the Nasdaq National Market.

     Our ability to remain listed on the Nasdaq National Market also depends on our ability to satisfy applicable Nasdaq criteria including our ability to maintain at least $4 million in "net tangible assets" (defined as total assets minus total liabilities, goodwill and redeemable securities) and a minimum bid price of $1.00 per share. At December 31, 2000, our net tangible assets were below the $4 million threshold although, subsequent to December 31, 2000, we expect to exceed such threshold. Also, the market price for our common stock has recently been near the minimum bid price required by Nasdaq. If we are unable to continue to satisfy these criteria, Nasdaq may begin procedures to remove our common stock from the Nasdaq National Market.

     If we are delisted from the Nasdaq National Market, an active trading market for our common stock may no longer exist. As a result, trading in our shares of common stock could decrease substantially, and the price of our shares of common stock may decline.

     Accretion of the discount on the Series C preferred stock will adversely affect our earnings.

     We will be required to accrete a portion of the discount on the Series C preferred stock through equity, which will reduce the income available to common stockholders and earnings per share. In addition, the value assigned to the warrants issued in connection with the Series C preferred stock and the option to acquire additional shares of the Series C preferred stock in a second tranche will increase the discount on that stock.

     Because the conversion rate of the Series C preferred stock is dependent on the market price, it may encourage short sales of our common stock.

     Because of the fluctuating conversion rates described above, investors may engage in "short sales" of our common stock. Selling short is a technique used by an investor to take advantage of an anticipated decline in the price of a security, and a significant number of short sales can create a downward pressure on the price of the security. If investors engage in short sales of our common stock because of the anticipated effects of our issuance of the Series C preferred stock upon conversion by the holders of the Series C preferred stock, this could create a further downward pressure on the market price of our common stock.

     Competition could reduce our market share and decrease our revenue.

     Each of our business units is highly competitive, and we expect that competitive pressures will continue in the future. Many of our competitors have far greater financial, technological, marketing, personnel and other resources than us. The areas which we have identified for continued growth and expansion are also target market segments for some of the largest and most strongly capitalized companies in the United States, Canada and Europe. In response to competitive pressures, we may be required to reduce prices or increase spending in order to retain or attract customers or to pursue new market opportunities. As a result, our revenue, gross profit and market share may decrease, each of which could significantly harm our results of operations. In addition, increased competition could prevent us from increasing our market share, or cause us to lose our existing market share, either of which would harm our revenues and profitability. We cannot assure you that we will have the financial, technical, marketing and other resources required to successfully compete against current and future competitors or that competitive pressures faced by us will not harm our business, financial condition or results of operations.

     Our plans call for us to grow rapidly, and our inability to manage this growth could harm our business.

     We have rapidly and significantly expanded our operations through a program of acquisitions we consider complementary to our lines of business and expect to continue to do so. Since January 1, 1996, we have made 51 acquisitions, and, since January 1, 2000, we have made 10 acquisitions. This growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources and information systems. Failure to manage our growth effectively will harm our business, financial condition and operating results. Furthermore, we retain existing management personnel of the companies we acquire, under the overall supervision of our senior management. The success of the operations of the businesses we acquire depend largely on the continued efforts of existing management. If we are unable to retain members of existing management of the businesses we have acquired, or may acquire in the future, our results of operations could suffer, and we may have significant difficulty in integrating those businesses with our current operations.

     If we are unable to implement a new financial reporting system, our ability to properly monitor our operating results may be impaired and we may not be capable of complying with our financial reporting obligations.

     The financial reporting systems maintained by many of the businesses we have acquired since January 1, 1995 differ from one another and from the systems we use on a consolidated basis. As a result, we do not properly maintain various detailed operating and financial information which we are required to disclose in accordance with SEC Rules 5.03-2.1 and 2 of Regulation S-X. In response to these limitations and to enable us to more quickly integrate the financial reporting systems of businesses we may acquire in the future, we have begun implementation of an enterprise-based financial reporting system which we believe will be capable of properly maintaining the necessary financial information. We believe the implementation will be completed in the first half of 2001. However, this implementation may not be successful in correcting the noted deficiencies, and we may experience similar deficiencies in the future as we continue to expand our operations. If we are unable to establish and maintain an effective financial reporting system, we will not be able to timely and accurately account for and monitor the operations of our business, and therefore we may not be able to properly execute our strategic plan, which could have a material adverse effect on our business, results of operations or financial condition.

     We have entered into put and earnout agreements for companies that we have acquired, which could require us to pay additional cash or stock consideration to the sellers of these businesses.

     We have entered into earnout arrangements under which sellers of some of the businesses we acquired are entitled to additional consideration for their interests in the companies they sold to us. Under these agreements, assuming that all earnout profits are achieved, we are contingently liable for additional consideration of approximately $29.3 million in 2001, $18.7 million in 2002 and $2.0 million in 2004, of which $1.0 million would be payable in cash and $49.0 million would be payable in shares of our common stock.

     We have entered into put options with the sellers of those companies in which we acquired less than a 100% interest. These options require us to purchase the remaining portion we do not own after periods ranging from four to five years from the dates of acquisition at amounts per share generally equal to 10% to 20% of the average annual earnings per share of the acquired company before income taxes for, generally, a two-year period ending on the effective date of the put multiplied by a multiple ranging from four to five, or on some other basis. The purchases under these put options are recorded as changes in minority interest based upon current operating results. Based on the provisions of the put agreements, at December 31, 2000, we are contingently liable for additional consideration of approximately $1.2 million payable in shares of our stock Assuming an aggregate obligation of $1.2 million and using the closing price of our common stock on December 31, 2000, we would be required to issue approximately 1.7 million shares to the holders of the put options. In addition, the amount of these obligations would increase if the earnings of the acquired companies increases.

     In January 2001, we entered into an agreement with Marc Sherman and Edward Cummings to terminate all put rights and employment agreements that each had with or in respect of Intellesale. In exchange, we issued to Messrs. Sherman and Cummings an aggregate of 6,616,522 shares of our common stock.

     Goodwill amortization will reduce our earnings.

     As a result of the acquisitions we have completed through December 31, 2000, we have approximately $166 million of goodwill, none of which is deductible for tax purposes. We currently amortize the goodwill we have recorded over periods ranging from 5 to 10 years at the rate of approximately $24 million per year, which reduces our net income and earnings per share. Our business plan calls for future acquisitions which may further increase the amount of goodwill and annual amortization we record, further reducing net income and earnings per share. As required by Statement of Financial Accounting Standards No. 121, we periodically review the amount of goodwill we have recorded for impairment, based on expected undiscounted cash flows. If we determine that an impairment exists, our accounting policies require us to write down the amount of goodwill accordingly, which would also reduce our earnings.

     If we need additional capital for our ongoing operations, to fund growth or to finance acquisitions and do not obtain it, we may not achieve our business objectives.

     We may require additional capital to fund growth of our current business as well as to make future acquisitions. In addition, while we anticipate that funds available from our ongoing operations and from our current credit agreement will provide sufficient capital to fund our continuing operations for at least the next twelve months, if unanticipated events occur we may require additional capital for such ongoing operations. We may not be able to obtain capital from outside sources. Even if we do obtain capital from outside sources, it may not be on terms favorable to us. Our current credit agreement with IBM Credit may hinder our ability to raise additional debt capital. In addition, the terms of the Series C preferred stock and the sale of substantial amounts of our common stock upon the conversion of the Series C preferred stock may make it more difficult for us to raise capital through the sale of equity or equity-related securities. If we raise additional capital by issuing equity securities, these securities may have rights, preferences or privileges senior to those of our common stockholders.

     We may be unable to comply with restrictions imposed by our credit facility, which could result in a default under that agreement, enabling IBM Credit to declare amounts borrowed due and payable or otherwise result in unanticipated costs.

     We entered into an amended and restated credit agreement with IBM Credit on October 17, 2000, which we amended on March 30, 2001, which contains various financial and other restrictive covenants that, among other things, limit our ability to borrow additional funds and declare and pay dividends, and requires us to, among other things, maintain various financial ratios and comply with various other financial covenants.

     At December 31, 2000, we failed to comply with 2 of 3 financial debt covenants contained in October 17, 2000 credit agreement, and we had a collateral shortfall. At December 31, 2000 we were required to maintain a minimum Tangible Net Worth (as defined in the credit agreement) of $(11.8) million; our actual Tangible Net Worth was $(56.8) million. In addition, we were required to achieve a minimum EBITDA (as defined in the credit agreement) of $6.1 million for the quarter ended December 31, 2000; our actual EBITDA for the quarter was $(15.1) million. Additionally, we had an Unpaid Shortfall Amount (as defined in the credit agreement) of $4.0 million. This amount represents the excess of advances under our revolving credit line over eligible collateral.

     Our inability to meet these covenants was primarily as a result of charges of $87.3 million taken during the year, of which $70.3 million were recorded in the fourth quarter, consisting of impairment charges of approximately $56.3 million associated with the write down of impaired investments from both continuing and discontinued operations, carrying costs of approximately $8.5 million related to future losses and charges expected to be incurred by discontinued operations, as well as inventory, accounts receivable and other charges at Intellesale of approximately $17 million in the second quarter of 2000 and approximately $5.5 million in the fourth quarter.

     On March 30, 2001, we entered into a waiver and amendment to the Credit Agreement with IBM Credit and others in which we obtained waivers for the covenant and other defaults existing at December 31, 2000 and in which future covenants were reset and other provisions amended or modified. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt, Covenant Compliance and Liquidity" beginning on page 42 for a more detailed discussion of the credit agreement with IBM Credit.

     We cannot assure you that we will be able maintain compliance with our covenants in the future. A failure to comply with these restrictions could constitute a default under our credit agreement, allowing IBM Credit to terminate its commitment to us and declare all amounts borrowed, together with accrued interest and fees, immediately due and payable. If this were to occur, we might not be able to pay these amounts, or we might be forced to seek a further amendment to our credit agreement which could make the terms of the agreement more onerous for us.

     We depend on our small team of senior management, and we may have difficulty attracting and retaining additional personnel.

     We depend on the continued service of our executive officers and other key personnel. We have entered into employment contracts ranging for periods of one to five years through February 2006 with our key officers and employees. Some of these employment contracts call for bonus arrangements based on earnings. There can be no assurance, however, that we will be successful in retaining our key employees or that we can attract and retain additional skilled personnel as required. The loss of the services of any of our central management team could harm our business, financial condition and results of operations. In addition, the operations of any of our individual facilities could be adversely affected if the services of the local managers should be unavailable.

     We face the risks that the value of our inventory may decline before we sell it or that we may not be able to sell the inventory at the prices we anticipate.

     We purchase and warehouse inventory, particularly at Intellesale, much of which is refurbished or excess inventory of personal computer equipment. As a result, we assume inventory risks and price erosion risks for these products. These risks are especially significant because personal computer equipment generally is characterized by rapid technological change and obsolescence. These changes affect the market for refurbished or excess inventory equipment. Our success will depend on our ability to purchase inventory at attractive prices relative to its resale value and our ability to turn our inventory rapidly through sales. If we pay too much or hold inventory too long, we may be forced to sell our inventory at a discount or at a loss or write down its value, and our business could be materially adversely affected. In addition, in the course of negotiations to sell Intellesale or any other non-core entity now classified as discontinued, we may face pressure to sell any remaining inventory on hand at a discount.

     Because we will not pay dividends on our common stock for the foreseeable future, stockholders must rely on stock appreciation for any return on their investment in the common stock.

     We do not have a history of paying dividends on our common stock, and we cannot assure you that any dividends will be paid in the foreseeable future. Our current credit agreement with IBM Credit places restrictions on the declaration and payment of dividends which are described in more detail under "Market for Registrant's Common Equity and Related Shareholder Matters - Dividends" contained in Item 5 below. In addition, we may not pay dividends on our common stock without the consent of the holders of a majority of the shares of the Series C preferred stock. We intend to use any earnings which we generate to finance the growth of our businesses, and, therefore, we do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock will provide a return to our stockholders.

     Provisions in our employment agreements may make it difficult for a third party to acquire us, despite the possible benefits to our stockholders.

     Our employment or other agreements with Richard Sullivan, Garrett Sullivan, Mercedes Walton and Jerome Artigliere and SysComm International Corporation's employment agreement with David Loppert include change of control provisions under which the employees may terminate their employment within one year after a change of control and are entitled to receive specified severance payments and/or continued compensation payments for sixty months. The employment agreements for Richard Sullivan and David Loppert also provide that these executive officers are entitled to supplemental compensation payments for sixty months upon termination of employment, even if there is no change in control, unless their employment is terminated due to a material breach of the terms of the employment agreement. Also, the agreements for both Richard Sullivan and Garrett Sullivan provide for certain "triggering events," which include a change in control, the termination of Richard Sullivan's employment other than for cause, or if Richard Sullivan ceases to hold his current positions with us for any reason other than a material breach of the terms of his employment agreement. In that case, we would be obligated to pay, in cash and/or in stock, $12.1 million and $3.5 million, respectively, to Richard Sullivan and to Garrett Sullivan, in addition to certain other compensation. Finally, the employment agreements provide for a gross up for excise taxes which are payable by these executive officers if any payments upon a change of control are subject to such taxes as excess parachute payments.

     Our obligation to make the payments described in this section could adversely affect our financial condition or could discourage other parties from entering into transactions with us which might be treated as a change in control or triggering event for purposes of these agreements.

     We may not prevail in ongoing litigation and may be required to pay substantial damages.

     We are party to various legal actions as either plaintiff or defendant in the ordinary course of business. While we believe that the final outcome of these proceedings will not have a material adverse effect on our financial position, cash flows or results of operations, we cannot assure the ultimate outcome of these actions and the estimates of the potential future impact on our financial position, cash flows or results of operations for these proceedings could change in the future. In addition, we will continue to incur additional legal costs in connection with pursuing and defending such actions.

     Digital Angel may not be able to develop products from its technology.

     Our wholly-owned subsidiary, Digital Angel Corporation has developed a miniature digital receiver named "Digital Angel(TM)." This technology, which we believe will be able to send and receive data and be located by global positioning system technology to monitor at-risk patients, is not yet being sold to customers and is still undergoing additional development. Digital Angel's ability to develop and commercialize products based on its proprietary technology will depend on its ability to develop its products internally on a timely basis or to enter into arrangements with third parties to provide these functions. If Digital Angel fails to develop and commercialize products successfully and on a timely basis, it could have a material adverse effect on Digital Angel's business, operating results and financial condition.

     Digital Angel is subject to restrictions imposed by government regulation.

     Digital Angel is subject to federal, state and local regulation in the United States and other countries, and it cannot predict the extent to which it may be affected by future legislative and other regulatory developments concerning its products and markets. In addition to the digital receiver described above, Digital Angel also, following its acquisition of Destron Fearing, develops, assembles and markets a broad line of electronic and visual identification devices for the companion animal, livestock and wildlife markets. Digital Angel is required to obtain regulatory approval before marketing most of its products. Digital Angel's readers must and do comply with the FCC Part 15 Regulations for Electromagnetic Emissions, and the insecticide products purchased and resold by Digital Angel have been approved by the U.S. Environmental Protection Agency and are produced under EPA regulations. Sales of insecticide products are incidental to Digital Angel's primary business and do not represent a material part of its operations or revenues. Digital Angel's products also are subject to compliance with foreign government agency requirements. Digital Angel's contracts with its distributors generally require the distributor to obtain all necessary regulatory approvals from the governments of the countries into which they sell Digital Angel's products. However, any such approval may be subject to significant delays. Some regulators also have the authority to revoke approval of previously approved products for cause, to request recalls of products and to close manufacturing plants in response to violations. Any actions by these regulators could materially adversely affect Digital Angel's business.

     If the software we have sold to consumers has Year 2000 problems, we could be exposed to lawsuits.

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

     We do not believe that the Year 2000 problem has had or will continue to have a material adverse effect on our business, results of operations or cash flows. The estimate of the potential impact on our financial position, overall results of operations or cash flows for the Year 2000 problem could change in the future. Our ability to achieve Year 2000 compliance and the level of incremental costs associated with achieving such compliance could be adversely impacted by, among other things, the availability and cost of programming and testing resources, a vendor's ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review. The discussion of our efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements.

     EMPLOYEES

     At December 31, 2000, we and our subsidiaries employed approximately 1,620 employees.

     BACKLOG

     At December 31, 2000 and 1999, we and our subsidiaries had a backlog of approximately $26.4 million and $7.5 million, respectively. We expect all of the backlog at December 31, 2000 to be filled in 2001.

     COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

     Federal, state, and local laws or regulations which have been enacted or adopted regulating the discharge of materials into the environment have not had, and under present conditions we do not foresee that they will have, a material adverse effect on our capital expenditures, earnings, cash flows or our competitive position. We will continue to monitor our operations with respect to potential environmental issues, including changes in legally mandated standards.

     ITEM 2.      PROPERTIES

     At December 31, 2000, we leased 688,138 square feet of operating facilities, of which 287,214 square feet is for office facilities and 400,924 square feet is for factory and warehouse use. These leases expire at various dates through October 2014. In addition, we own 145,000 square feet of office and manufacturing facilities, of which 122,000 square feet is for manufacturing, factory and warehouse use and 23,000 square feet is for office space.

     The following table sets forth our properties by business divisions:


                                                      Factory /
                                         Office       Warehouse        Total
                                       --------------------------------------
                                               (amounts in square feet)
Applications                            112,350          14,054       126,404
Services -
  Telephony                              58,983          20,326        79,309
 Networks                                53,549          31,000        84,549
Advanced Wireless Services               41,111         105,000       146,111
Corporate                                 7,692               -         7,692
                                       --------------------------------------
Continuing Operations                   273,685         170,380       444,065
Discontinued Operations                  36,529         352,544       389,073
                                       --------------------------------------
         Total                          310,214         522,924       833,138
                                       ======================================

     The following table sets forth the principal locations of our properties:

                                                      Factory /
                                         Office       Warehouse        Total
                                       --------------------------------------
                                               (amounts in square feet)
Arizona                                   7,628              -          7,628
California                               47,336         52,000         99,336
Canada                                   20,300         80,926        101,226
Florida                                  26,599          2,000         28,599
Illinois                                 19,486          5,400         24,886
Louisiana                                 1,500              -          1,500
Maryland                                  7,697          3,000         10,697
Massachusetts                             2,281          4,641          6,922
Minnesota                                12,000         65,000         77,000
Missouri                                  3,500              -          3,500
New Hampshire                            19,200          5,464         24,664
New Jersey                               29,626        211,450        241,076
New York                                 16,573         30,000         46,573
Ohio                                     16,900          5,000         21,900
Pennsylvania                             13,948          7,453         21,401
Scotland                                  2,000              -          2,000
Singapore                                 1,000              -          1,000
Texas                                     1,400              -          1,400
United Kingdom                           42,590         42,590         85,330
Virginia                                 18,500          8,000         26,500
                                        --------------------------------------
         Total                          310,214        522,924        833,138
                                       ======================================

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

     On April 7, 2000, we and Intellesale filed a counterclaim against David Romano and Eric Limont, the former owners of Bostek, Inc. and Micro Components International Incorporated, two companies acquired by Intellesale in June 1999, in the U.S. District Court for the District of Delaware for, generally, breach of contract, breach of fiduciary duty and fraud. Messrs. Romano and Limont had filed their claim generally alleging that their earnout payment from Intellesale was inadequate. In July 2000, we and Intellesale amended our counterclaim in the U.S. District Court for the District of Delaware to seek damages for, among other things, securities law violations. In addition, on May 19, 2000, Intellesale and two of its subsidiaries, Bostek, Inc. and Micro Components International Incorporated, filed suits against Messrs. Romano and Limont in Superior Court of Massachusetts to recover damages. In July 2000, Messrs. Romano and Limont amended their complaint in the U.S. District Court for the District of Delaware to add a claim for $10 million for the $10 million payment not made to them. As of January 16, 2001, we, Intellesale, Bostek, Inc. and Micro Components International Incorporated settled all claims with Messrs. Romano and Limont. As part of the settlement agreement, Messrs. Romano and Limont agreed to invest up to $6 million in shares of our common stock and to indemnify us against various other litigation filed against Bostek, Inc. The purchase price for the 2,955,665 shares of our common stock issued to Messrs. Roman and Limont was paid in the form of non-recourse, non-interest bearing promissory notes which are collateralized by the shares of common stock held by Messrs. Romano and Limont. The settlement becomes final when the shares are included in a registration statement which must be declared effective on or before June 15, 2001.

     We are not subject to any environmental or governmental proceedings.

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of security holders during the fourth quarter of 2000.

                                     PART II

     ITEM 5.      MARKET   FOR   THE   REGISTRANT'S   COMMON  EQUITY AND RELATED
SHAREHOLDER MATTERS

     Our common stock trades on The Nasdaq Stock Market(R) under the symbol "ADSX." The following table sets forth the high and low sale prices of our common stock as reported by Nasdaq for each of the quarters during our last two years.

                                                High                    Low
                                                ----                    ---
     1999
     First Quarter                             $ 4.19                  $ 2.00
     Second Quarter                              3.50                    2.00
     Third Quarter                               3.38                    1.69
     Fourth Quarter                             16.00                    1.63

     2000
     First Quarter                            $ 18.00                  $ 6.50
     Second Quarter                             10.25                    2.97
     Third Quarter                               5.22                    2.59
     Fourth Quarter                              4.31                    0.50

     Holders

     As of March 25, 2001, there were 1,361 holders of record of our common stock.

     Dividends

     We have never paid cash dividends on our common stock. The decision whether to apply legally available funds to the payment of dividends on our common stock will be made by our board of directors from time to time in the exercise of its business judgment. The credit agreement with IBM Credit provides that we may not declare or pay any dividend, other than dividends payable solely in our common stock, on any shares of any class of our capital stock or any warrants, options or rights to purchase any such capital stock, or make any other distribution in respect of such stock or other securities, whether in cash, property or other obligations of us. In addition, the certificate of designation relating to our Series C convertible preferred stock prohibits payment of dividends on our common stock without the consent of the holders of a majority of the outstanding shares of preferred stock.

     Recent Sales of Unregistered Securities

     The following table lists all unregistered securities sold by the Company between October 1, 2000 and December 31, 2000. These shares were issued (a) in acquisition transactions to the selling stockholders in connection with the acquisition of the indicated subsidiary or the stockholder's minority interest in transactions directly negotiated by the stockholders in connection with the sale of their business or interests to the Company and pursuant to the "price protection" or "earnout" provisions of the agreement of sale, or (b) upon exercise of stock options or warrants or by purchase under our Employee Stock Purchase Plan. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or Rule 506 of Regulation D promulgated thereunder.

          Name/Entity/Nature         Number of      Note          Issued For          Number of
                                      Persons                                       Common Shares

--------------------------------------------------------------------------------------------------
Various                                  11           1     Employee Stock Options         168,770
Various                                 193           2         Employee Stock              20,812
                                                                Purchase Plan
Various                                   2           3            Warrants                415,685
ATEC Group, Inc.                          2           4          Acquisition             2,674,934
Caledonian Venture Holdings, Ltd.        16           4          Acquisition             4,937,497
Charlie Phillips                          1           5          Acquisition                13,333
McKinsey & Company                        1           6            Services                 37,994
Pacific Decision Sciences Corp.          22           7          Acquisition             8,568,532
SysComm International Corp.               3           4          Acquisition             1,699,715
                                                                                        ----------
         Total                                                                          18,537,272
                                                                                       ===========
----------------------

1. Represents shares issued in connection with the exercise of employee stock options.
2.   Represents  shares issued in connection  with our employee  stock  purchase plan.
3.   Represents shares issued in connection with the exercise of warrants.
4. Represents shares issued to the selling stockholders to acquire such shareholder's interest in the company in a transaction directly negotiated by the stockholders in connection with the sale of their business to us and exempt from registration pursuant to Section 4(2) of the Act. The transaction document included in an acknowledgment that the sale was not registered, that the shareholder was acquiring the shares for investment and not for resale, and that the shareholder acknowledged that he must hold the shares until and unless registered or unless transferred in another transaction exempt from registration. In addition, the certificates representing the shares were legended to indicate that they were restricted.
5. Represents shares issued in connection with the "earnout" provision of the agreement of sale relating to a prior private transaction directly negotiated by the stockholders in connection with the sale of their businesses to us, which transactions were exempt from registration pursuant to Section 4(2) of the Securities Act.
6.   Represents shares issued for professional services.
7. Represents shares issued to the selling shareholders to acquire such shareholder's interest in the company in a transaction directly negotiated by the shareholders in connection with the sale of their business to us and exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Act. The transaction document included an acknowledgment that the sale was not registered, that the shareholder was acquiring the shares for investment and not for resale, and that the shareholder acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.

     ITEM 6.      SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and other financial information appearing elsewhere in this Annual Report. The
Summary of Operations data set forth below for each of the years in the three-year period ended December 31, 2000 and the Summary of Balance Sheet Data as of December 31, 2000 and 1999 are derived from, and qualified by reference to, our financial statements appearing elsewhere in this Annual Report. The Summary of Operations data for the years ended December 31, 1997 and 1996 and the Summary of Balance Sheet Data as of December 31, 1998, 1997 and 1996 are derived from audited financial statements not included herein.

                                                              2000        1999       1998       1997       1996
                                                       ---------------------------------------------------------
                                                            (amounts in thousands except per share amounts)
SUMMARY OF OPERATIONS DATA
Net  revenue                                           $  134,766   $ 129,064   $ 74,343   $ 41,616   $ 14,052
Cost of goods and services sold                            82,475      74,299     39,856     19,709      7,220
                                                       ---------------------------------------------------------
Gross profit                                               52,291      54,765     34,487     21,907      6,832
Selling, general and administrative expenses              (64,500)    (58,960)   (32,120)   (18,224)    (5,851)
Depreciation and amortization                             (11,073)     (6,560)    (2,913)    (1,219)      (618)
Restructuring and unusual costs                            (6,383)     (2,550)        --         --         --
Gain on sale of Subsidiary                                    486      20,075        733         --         --
Interest Income                                             1,095         422        291        183        121
Interest Expense                                           (5,901)     (3,478)    (1,070)      (570)      (167)
                                                       ---------------------------------------------------------
(Loss) income from continuing operations before
   provision for income taxes, minority
   interest and extraordinary loss                        (33,985)      3,714       (592)     2,077        317
(Benefit) provision for income taxes                       (5,040)      1,180        670        600         15
                                                       ---------------------------------------------------------
(Loss) income from continuing operations before
   minority interest and extraordinary loss               (28,945)      2,534     (1,262)     1,477        302
Minority interest                                             229         (46)       120        382         18
                                                       ---------------------------------------------------------
(Loss) income from continuing operations                  (29,174)      2,580     (1,382)     1,095        284
(Loss) income from discontinued operations, net
   of income taxes                                        (75,702)      3,012      6,072      1,245        402
Loss on disposal of discontinued operations,
   including provision for operating losses
   during phase-out period, net of tax benefit             (7,266)         --         --         --         --
                                                       ---------------------------------------------------------
(Loss) income before extraordinary loss                  (112,142)      5,592      4,690      2,340        686
Extraordinary loss (net of taxes of $89)                       --        (160)        --         --         --
                                                       ---------------------------------------------------------
Net (loss) income                                        (112,142)      5,432      4,690      2,340        686
Preferred stock dividends                                    (191)         --        (44)       (72)       (60)
Accretion of beneficial conversion feature
   of preferred stock                                      (3,857)         --         --         --         --
                                                       ---------------------------------------------------------
Net (loss) income available to common stockholders     $ (116,190)  $   5,432   $  4,646   $  2,268   $    626
                                                       =========================================================


                                                            2000        1999       1998       1997       1996
                                                         -------------------------------------------------------
                                                                      (amounts in thousands)

Net income (loss) per common share:
Continuing operations                                    $  (0.52)  $    0.06   $  (0.05)  $   0.08   $   0.07
Discontinued operations                                     (1.30)       0.06       0.19       0.10       0.12
                                                         -------------------------------------------------------
Total                                                    $  (1.82)  $    0.12   $   0.14   $   0.18   $   0.19
                                                         =======================================================
Average common shares outstanding:
Basic                                                      63,825      46,814     32,318     12,632      3,329
Diluted                                                    63,825      50,086     34,800     15,245      4,641


SUMMARY OF BALANCE SHEET DATA

Cash and cash equivalents                                $  8,039   $   2,181   $  1,936   $  5,957   $    718
Due from buyers of divested subsidiary                         --      31,302         --         --         --
Property and equipment                                     21,368       6,649      8,933      1,890      2,623
Goodwill                                                  166,024      24,285     23,786      8,439     13,252
Net assets of discontinued operations                       8,076      75,284     37,320     14,672      2,597
Total Assets                                              319,451     186,605    108,337     49,421     30,330
Long-term debt                                             69,146      33,260      1,864      1,010        876
Total Debt                                                 74,374      62,915     26,055      7,825      5,799
Minority interest                                           4,879       1,292      1,300        639         44
Redeemable preferred stock and option                      18,620          --         --        900     10,900
Stockholders' equity                                      160,562      92,936     67,560     36,285      8,252

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in this Annual Report. Certain statements contained herein may contain forward-looking statements - see "Cautionary Statement Regarding Forward-Looking Information" and "Risk Factors" in Item 1.

     RECENT DEVELOPMENTS

     Discontinued Operations

     On March 1, 2001, our board of directors approved the sale of Intellesale and all of our other non-core businesses. In order to implement our I3 Services Platform, we determined these businesses were not strategic or complementary to our redefined core business segments and should be disposed. The results of operations of these segments have been reclassified and reported as discontinued operations for all periods presented. Our plan of disposal anticipates that these entities will be disposed within 12 months from March 1, 2001, our defined "measurement date". Proceeds from the sale of discontinued operations will be used to pay down debt.

     In the second quarter of 2000, Intellesale recorded a pre-tax charge of $17.0 million. Included in this charge was an inventory reserve of $8.5 million for products Intellesale expected to sell below cost (included in cost of goods and services sold), $5.5 million related to specific accounts and other receivables, and $3.0 million related to fees and expenses incurred in connection with Intellesale's cancelled public offering and certain other intangible assets. This charge reflects the segment's decreasing revenue trend, lower quarterly gross profits and the expansion of Intellesale's infrastructure into a major warehouse facility. In addition, a more competitive business environment resulting from an overall slowdown in Intellesale's business segment, and management's attention to the Bostek operational and legal issues, discussed below under "Settlement of Litigation", contributed to the negative results. The impact of the loss resulted in Intellesale restructuring its overhead and refocusing its business model away from the Internet segment and back to its traditional business lines. This restructuring was completed in the fourth quarter of 2000.

     During the fourth quarter of 2000, Intellesale refocused its business model away from the Internet segment and is now concentrating on its traditional business of technology asset management and brokerage services, and selling refurbished and new desktop and notebook computers, monitors and related components as a wholesale, business to business supplier. As a result, we wrote down certain inventory to realizable market value resulting in an additional charge of $5.5 million in order to quickly and effectively liquidate inventory purchased for distribution through retail channels. Management believes that this realignment, together with cost saving initiatives discussed below, will make Intellesale an attractive acquisition candidate for a strategic or financial buyer.

     The following table sets forth the components of the various charges recorded in the fourth quarter of 2000 in connection with the discontinued operations:

                                                Intellesale   All Other       Total
                                                -----------   ---------       -----
                                                       (amounts in thousands)
Asset impairment charges                         $ 46,600      $ 3,619      $ 50,219
Estimated operating losses and carrying
    costs during phase-out period                   8,198          375         8,573
                                                 --------      -------      --------
         Total                                   $ 54,798        3,994      $ 58,792
                                                 ========      =======      ========


     Since December 31, 2000, as a result of the realignment and reorganization of Intellesale's business, we have reduced the total number of employees from 197 employees to 125 employees as of March 30, 2001, some of whom may be rehired as circumstances warrant, resulting in annual savings of approximately $3.0 million. In addition, in January 2001, we terminated or renegotiated the employment agreements of several senior executives, resulting in annual savings of approximately $785,000. As a result of withdrawing from the retail and "B to C" (business to commerce) e-commence market, we have budgeted significant savings in sales, sales support, advertising, warranty, and customer support costs. We anticipate the annualized non personnel savings associated with our withdrawal from this market to be approximately $2.2 million.

     Private Placement of Series C Preferred Stock and Related Warrants

     On October 26, 2000, we issued $26 million in stated value of our Series C preferred stock, with an initial conversion price of $7.56 per share, to a select group of institutional investors in a private placement. The aggregate purchase price for the Series C preferred stock and the related warrants was $20 million. The initial conversion price of $7.56 in stated value per share was reduced to $5.672 in stated value per share 91 days after issuance of the Series C preferred stock.

     The holders of the Series C preferred stock also received warrants to purchase up to an additional 800,000 shares of our common stock over the next five years. The exercise price of the warrants issued in connection with the Series C preferred stock is $4.73 per share, subject to adjustment upon:

     o the issuance of shares of common stock, or options or other rights to acquire common stock, at an issuance price lower than the exercise price under the warrants;

     o the declaration or payment of a dividend or other distribution on our common stock;

     o issuance of any other of our securities on a basis which would otherwise dilute the purchase rights granted by the warrants.

     The exercise price may be paid in cash, in shares of common stock or by surrendering other warrants.

     Option to Acquire Additional Preferred Stock. The Series C preferred stock investors may provide notice to purchase up to an additional $26 million in stated value of Series C preferred stock and warrants with an initial conversion price of $5.00 per share, for an aggregate purchase price of $20 million, at any time up to ten months following the effective date of the registration statement of the common shares underlying the initial tranche of Series C preferred stock. The additional Series C preferred stock will have the same preferences, qualifications and rights as the initial Series C preferred stock. If the investors exercise their option to purchase such additional shares of Series C preferred stock and related warrants, we have agreed to register the resale of shares of our common stock issuable upon the conversion of such Series C preferred stock and the exercise of such warrants.

     The value of the warrants and the option were at issuance were $0.6 million and $5.1 million, respectively.

     As of December 31, 2000, there were 26,188.04 shares of Series C preferred stock outstanding and issued. The stated value of the Series C preferred stock is $1,000 per share, or an aggregate of $26.2 million, and the purchase price of the Series C preferred stock and the related warrants was an aggregate of $20 million. The detailed terms of the Series C preferred stock are set forth in the certificate of designation relating to the Series C preferred stock, which is an exhibit to this Annual Report on Form 10-K.

     The Series C preferred stock and the option to acquire the second tranche of Series C preferred stock have been reflected in our balance sheets as "Redeemable Preferred Stock - Series C" and "Redeemable Preferred Stock Options
- Series C", respectively, while the warrants to acquire shares of our common stock have been classified as part of "Stockholders' Equity".

     Conversion; Conversion Rates. The Series C preferred stock is convertible into shares of our common stock at a price per share of our common stock (which we refer to as the "conversion price") of $5.672 in stated value per share. The holders also have the option to use an "alternative conversion price," which is the average closing price for the 10 trading days preceding the date of the notice of conversion, multiplied by:

          o 140%, where the date of the notice of conversion is prior to March 25, 2001;

          o 125%, where the date of the notice of conversion is on or after March 25, 2001 but prior to April 25, 2001;

          o 115%, where the date of the notice of conversion is on or after April 25, 2001 but prior to June 24, 2001; or

          o 110%, where the date of the notice of conversion is on or after June 24, 2001.

     Adjustment  of  the  Conversion   Price.   The  conversion  price  and  the
alternative conversion price are each subject to adjustment based on any of the following events:

          o a stock dividend or distribution, stock split, reorganization, recapitalization, consideration, merger or sale or stock option issuance;

          o the issuance of any security convertible into shares of our common stock which are based on a formula that differs from the formula described above, in which case the holders may elect to substitute such new formula for the current formula for calculating the number of shares into which the Series C preferred stock is convertible; or

          o the issuance of shares of common stock, or options or other rights to acquire common stock, at a price lower than the "Base Price," which we define below, at which time the conversion price is reduced to a price determined by multiplying the conversion price by the quotient of:

               --   the sum of

               o the number of shares of common stock outstanding immediately prior to such sale, and

               o the number of shares of common stock which the aggregate consideration received by us would purchase at the Base Price; and

               -- the number of shares of common stock outstanding immediately after such sale.

The "Base Price" means either (a) the conversion price of the Series C preferred stock or (b) the market price of our common stock at the time.

     In addition, the conversion price is subject to further adjustment after the triggering events described below under "-Redemption."

     Effect of Decline in Market Price of Our Common Stock. The holders of the Series C preferred stock have the option to convert the shares of the preferred stock to common stock at an alternative conversion rate starting at 125% and declining to 110% of the average closing price for the 10 trading days preceding the date of the notice of conversion. In addition, if a "triggering event" described in the certificate of designation governing the Series C preferred stock occurs, the holders would be entitled to convert the stated value of the Series C preferred stock at a price per share of common stock equal to 50% of the lowest closing price during the occurrence of such triggering event. The following table illustrates the effect that declines of 25% and 50% to $1.469 per share (our closing stock price on April 2, 2001) would have on the number of shares of common stock issuable upon conversion of the Series C preferred stock.

                                                   Shares Issuable          Shares           Shares
                                                     at Current         Issuable upon     Issuable upon
                       Conversion Rate              Market Price         25% Decline       50% Decline
                       ---------------              ------------         -----------       -----------
    125% Alternative Conversion Rate                 13,507,551           18,010,068        27,015,101
    115% Alternative Conversion Rate                 14,682,120           19,576,160        29,364,241
    110% Alternative Conversion Rate                 15,349,489           20,465,986        30,698,979
    50% "Triggering Event" Conversion Rate           33,768,877           45,025,169        67,537,754


     Accretion. The beneficial conversion feature (BCF) was computed as the excess of the fair market value of the Company's common stock above the accounting value per share of common stock at the date of issuance. The value assigned to the BCF will increase the discount on the preferred stock. We will be required to accrete the discount on the Series C preferred stock through equity. The total accretion is $3.8 million. As of December 31, 2000, $3.8 million had been accreted. The BCF will be recomputed as the alternative conversion rates become available.

     Dividends. The holders of the Series C preferred stock are entitled to receive annual dividends of 4% of the stated value, or 5.2% of the purchase price, payable quarterly in arrears beginning on December 31, 2000 in either cash or additional shares of Series C preferred stock.

     Redemption. If any of the triggering events described below occurs with respect to the Series C preferred stock, the holders may require us to redeem the Series C preferred stock at a price per share equal to 130% of the stated value, or an aggregate of $34.1 million as of December 31, 2000, plus accrued and unpaid dividends. We require the written consent of IBM Credit to such redemption. In addition:

          o the holders of the Series C preferred stock may require us to delist our common stock from The Nasdaq National Market;

          o we must pay to each holder of Series C preferred stock an amount in cash per share equal to 2% of the liquidation value of the Series C preferred stock, such payments not to exceed $6 million in the aggregate; and

          o during the occurrence of a triggering event, the conversion price per share of the Series C preferred stock would be reduced to 50% of the lowest closing price of our common stock during such period.

     The triggering events include:

          o failure to have the registration statement relating to the common stock issuable on the conversion of the Series C preferred stock declared effective on or prior to April 21, 2001, 180 days after issuance of the Series C preferred stock or the suspension of the effectiveness of such registration statement;

          o notice of suspension in trading for a period of 5 consecutive trading days or 30 trading days in a 365 day period;

          o delisting for a period of 10 consecutive trading days or 30 trading days in a 365 day period;

          o failure to obtain shareholder approval by June 30, 2001 for the issuance of the common stock upon the conversion of the Series C preferred stock and upon the exercise of the warrants; and

          o defaults in payment of or acceleration of our payment obligations under our credit agreement;

          o failure to deliver shares of common stock within five days after conversion notice; or

          o    failure to make payment upon another triggering event.

     Significant Transactions. If we enter into any transaction involving a consolidation or merger, the sale of all or substantially all of our assets or a purchase of more than 50% of our outstanding common stock, or if we are subject to any change in control, each holder has the right to convert the Series C preferred stock into shares of common stock at the lesser of the conversion price or the alternative conversion price described above, provided that:

          o if the transaction occurs before April 24, 2001, each holder has the right to convert at the lesser of the conversion price or the alternative conversion price equal to 110% of the average closing price of the common stock for the 10 days immediately preceding the public announcement of the transaction or the conversion date; and

          o if we are unable to deliver the shares of common stock upon such conversion, we must

          o    deliver as many shares as possible, and

          o mandatorily redeem the remainder in cash at a price per share equal to the product of (i) the aggregate number of shares of common stock into which each share of Series C preferred stock should be converted and (ii) the closing price of the common stock on the date of delivery of the conversion notice.

     In addition, if we are party to any consolidation, merger or other business combination, we may require that all of the Series C preferred stock be redeemed at a price per share equal to 130% of the stated value, plus all accrued but unpaid dividends.

     Settlement of Litigation

     On April 7, 2000, we and Intellesale filed a counterclaim against David Romano and Eric Limont, the former owners of Bostek, Inc. and Micro Components International Incorporated, two companies acquired by Intellesale in June 1999, in the U.S. District Court for the District of Delaware for, generally, breach of contract, breach of fiduciary duty and fraud. Messrs. Romano and Limont had filed their claim generally alleging that their earnout payment from Intellesale was inadequate. In July 2000, we and Intellesale amended our counterclaim in the U.S. District Court for the District of Delaware to seek damages for, among other things, securities law violations. In addition, on May 19, 2000, Intellesale and two of its subsidiaries, Bostek, Inc. and Micro Components International Incorporated, filed suits against Messrs. Romano and Limont in Superior Court of Massachusetts to recover damages. In July 2000, Messrs. Romano and Limont amended their complaint in the U.S. District Court for the District of Delaware to add a claim for $10 million for the $10 million payment not made to them. As of January 16, 2001, we, Intellesale, Bostek, Inc. and Micro Components International Incorporated settled all claims with Messrs. Romano and Limont. As part of the settlement agreement, Messrs. Romano and Limont agreed to invest up to $6 million in shares of our common stock and to indemnify us against various other litigation filed against Bostek, Inc. The purchase price for the 2,955,665 shares of our common stock issued to Messrs. Roman and Limont was paid in the form of non-recourse, non-interest bearing promissory notes which are collateralized by the shares of common stock held by Messrs. Romano and Limont. The settlement becomes final when the shares are included in a registration statement which must be declared effective on or before June 15, 2001.

     Significant Acquisitions

     Computer Equity Corporation

     Effective June 1, 2000, we acquired all of the outstanding common shares of Computer Equity Corporation. The aggregate purchase price was approximately $24.7 million, $15.8 million of which was paid in shares of our common stock and $8.9 million of which was paid in cash in August, 2000. An additional $10.3 million is contingent upon achievement of certain earnings targets during the two years ending June 30, 2002. Any such additional payments will increase the purchase price and result in additional goodwill. The total purchase price of Computer Equity, including the liabilities assumed, was allocated to the identifiable assets with the remainder of $15.3 million recorded as goodwill, which is being amortized over 10 years. The transaction was accounted for under the purchase method of accounting.

     Computer Equity is a network and telecommunications integration company providing a full spectrum of information and networking products and services, which are focused on the federal government marketplace, including all the branches of the U.S. military.

     Destron Fearing Acquisition

     On September 8, 2000 we completed our acquisition of Destron Fearing Corporation, through a merger of our wholly-owned subsidiary, Digital Angel Corporation (fka Digital Angel.net Inc.), into Destron Fearing. As a result of the merger, Destron Fearing is now our wholly-owned subsidiary and has been renamed "Digital Angel Corporation"

     In connection with the merger, each outstanding share of Destron Fearing common stock was exchanged for 1.5 shares of our common stock, with fractional shares settled in cash. In addition, outstanding options and warrants to purchase shares of Destron Fearing common stock were converted into a right to purchase that number of shares of our common stock as the holders would have been entitled to receive had they exercised such options or warrants prior to September 8, 2000 and participated in the merger. We issued 20,500,853 shares of our common stock in exchange for all the outstanding common stock of Destron Fearing and will issue up to 2,731,006 shares of our common stock upon the exercise of the Destron Fearing options and warrants. The total purchase price of Destron Fearing of approximately $84.6 million, including the liabilities assumed, was allocated to the identifiable assets with the remainder of $74.9 million recorded as goodwill, which is being amortized over 10 years. The transaction was accounted for under the purchase method of accounting.

     Destron Fearing has been in the animal identification business since 1945. For over 50 years, Destron Fearing has developed, manufactured and marketed a broad range of individual animal identification products. Destron Fearing owns patents worldwide in microchip technology and is a leader in the world evolution of radio frequency animal identification.

     Pacific Decision Sciences Corporation

     Effective October 1, 2000, we acquired Pacific Decision Sciences Corporation. In the merger transaction, we issued 8,568,532 shares of our common stock valued at approximately $28.1 million. In addition, for each of the twelve-month periods ending September 30, 2001 and September 30, 2002, the former stockholders of Pacific Decision Sciences will be entitled to receive earnout payments, payable in cash or in shares of our common stock, of $9,662,947 plus 4.0 times earnings before income taxes, depreciation and amortization, which we refer to as "EBITDA," in excess of $3,675,880, subject to reduction by 4.0 times the shortfall from the projected EBITDA amount, as defined in the merger agreement. Any such additional payments will increase the purchase price and result in additional goodwill. The total purchase price of Pacific Decision Sciences, including the liabilities assumed, was allocated to the identifiable assets with the remainder of $25.2 million recorded as goodwill, which is being amortized over 5 years. The transaction was accounted for under the purchase method of accounting.

     Pacific Decision Sciences is a provider of proprietary web-based customer relationship management software. It develops, sells and implements software systems that enable automated, single point of contact delivery of customer service.

     Other Recent Acquisitions

     In addition to Computer Equity Corporation, Destron Fearing and Pacific Decision Sciences, since January, 2000 we have acquired, in transactions accounted for under the purchase method of accounting:

     o 100% of the capital stock of Independent Business Consultants, a network integration company based in Valley Village, California, effective as of April 1, 2000;

     o    100% of the  capital  stock of Timely  Technology  Corp.,  a  software
          developer  and  application   service  provider  based  in  Riverside,
          California, effective as of April 1, 2000;

     o 100% of the capital stock of P-Tech, Inc., a software development company based in Manchester, New Hampshire, effective as of April 1, 2000;

     o 100% of the capital stock of WebNet Services, Inc., an internet service provider, network integrator and website developer, effective as of July 1, 2000;

     o 54.7% of the capital stock of SysComm International Corporation (OTC-BB: SYCM), a hardware and software network integration company, effective as of December 1, 2000; and

     o 100% of the capital stock of Caledonian Venture Holdings Limited (Transatlantic Systems), a software development company based in the United Kingdom, effective December 18, 2000.

     All   acquisitions   were  accounted  for  using  the  purchase  method  of
accounting.   Total  assets  acquired,  including  goodwill,  during  2000,  are summarized as follows:

          Purchase price                                $163,604
          Net assets acquired                            (30,136)
                                                        ---------
          Goodwill                                      $133,468
                                                        =========
     Other Transactions

     In October, 2000, we entered into transactions with MCY.com, Inc. (OTC-BB:MCYC) under which we agreed would sell to MCY a non-exclusive perpetual worldwide license to use our recently-acquired Net-Vu product, an Internet-based Automatic Contact Distributor, for $9 million in notes plus 615,000 shares of MCY; and MCY would grant to us an exclusive perpetual license to MCY's digital encryption and distribution systems, including its NETrax(TM) software, for use in various non-entertainment business-to-business applications, in consideration for 11.8 million shares of our common stock. All consideration was placed in escrow pending resolution of certain contingencies which were satisfied or waived on March 30, 2001 at which time the escrow was terminated and the transactions closed. This transaction did not result in any revenue recognition. It will be recognized as a capital transaction (sale of stock) and purchase of internal use software.

     On October 27, 2000, we acquired approximately 16% of the capital stock of ATEC Group, Inc. (AMEX:TEC), in consideration for shares of our common stock valued at approximately $7.2 million. Based in Commack, New York, ATEC is a system integrator and provider of a full line of information technology products and services. We determined that we would account for our investment in the ATEC Group, Inc. using the equity method of accounting. Subsequent to December 31, 2000, we decided to dispose of this asset in conjunction with our decision to sell and discontinue entirely the operations of Intellesale. On March 1, 2001, we rescinded the stock purchase transaction in accordance with the rescission provision in the common stock purchase agreement in consideration for a break-up fee of $1.0 million which we paid by issuing 448,431 shares of our common stock. As of December 31, 2000, the market value of ATEC's shares had decline substantially from the market value on October 27, 2000 when we acquired our investment. We have concluded that the decline in our investment in the ATEC Group is "other than temporary" and, as of December 31, 2000, we recognized a loss of impairment in value of approximately $3.6 million, which is included in "Restructuring and Unusual Costs" in the accompanying financial statements.

     On February 27, 2001 we acquired 16.6% of the capital stock of Medical Advisory Systems, Inc. (AMEX: DOC), a provider of medical assistance and technical products and services, in a transaction valued at approximately $8 million in consideration for 3.3 million shares of our common stock. We are now the single largest shareholder and control 2 of the 7 board seats. We have determined that we will account for this investment using the equity method of accounting.

     RESULTS OF CONTINUING OPERATIONS

     Revenue

     Revenue from continuing operations for 2000 was $134.8 million, an increase of $5.7 million, or 4.3%, from $129.1 million in 1999. Revenue for 1999 represents an increase of $54.8 million, or 73.8%, from $74.3 million in 1998. These significant increases are attributable to the growth of existing businesses as well as to growth through acquisitions.

     Revenue for each of the continuing operating segments was:

                                            2000                           1999                        1998
                                 ----------------------------   ---------------------------  --------------------------
                                   Product  Service    Total     Product  Service    Total    Product  Service   Total
                                   -------  -------    -----     -------  -------    -----    -------  -------   -----
                                                                (amounts in thousands)
Applications                      $ 18,525    $ 9,587   $ 28,112     $14,829   $ 13,177   $ 28,006    $ 7,306  $ 2,857   $10,163
Services -
Telephony (1)                       34,754      5,265     40,019      33,394     25,832     59,226     30,820    2,450    33,270
Networks                            34,894      8,151     43,045      19,878      7,312     27,190     18,708    2,574    21,282
                                  ---------  ---------  ---------   ---------  ---------  ---------  ------------------  --------
Total Services                      69,648     13,416     83,064      53,272     33,144     86,416     49,528    5,024    54,552
Advanced Wireless                   22,253      1,146     23,399      14,379          -     14,379      9,628        -     9,628
Corporate                              191          -        191         263          -        263          -        -         -
                                  ---------  ---------  ---------   ---------  ---------  ---------  ------------------  --------
Total                             $110,617   $ 24,149   $134,766     $82,743   $ 46,321   $129,064    $66,462  $ 7,881   $74,343
                                 ==========  =========  =========   =========  =========  =========  ==================  ========
-----------------

(1) Includes TigerTel's revenue of $39.2 million and $11.6 million in 1999 and 1998. TigerTel was sold on December 31, 1999. Changes during the years were:

     Revenue from our Applications segment increased $0.1 million. Product revenue increased by $3.7 million, or 25.0%, but service revenue declined by $3.6 million, or 27.2%. The decline in service revenue was as a result of an internal project to implement an enterprise based financial reporting system, reducing the amount of billable revenue that that group could otherwise have generated if services were performed for third parties. Revenue from our Applications segment increased $17.8 million, or 175.6%, from 1998 to 1999. Companies acquired in 1999 contributed all of the product and service growth in this segment in 1999.

     Our Services  segment is divided into two business  groups - Telephony  and
Networks:

     Our Telephony group's revenue decreased $19.2 million, or 32.4%, from 1999 to 2000. The decrease was due to the fact that 1999 includes $39.2 million of revenue ($16.6 of product and $22.6 of services) from TigerTel which was sold on December 31, 1999. Excluding TigerTel's 1999 revenue, 2000 revenue increased by $20 million, or 100%, compared to 1999 revenue of $20 million, $18.2 million, or 91.0%, of which was contributed by companies acquired in 2000 and $1.8 million, or 9.0%, of which was from internal growth. Revenue increased $26.0 million, or 78.0%, from 1998 to 1999 as a result of TigerTel's acquisition of Contour in May 1999. TigerTel's revenue was $39.2 million, or 66.2%, of 1999 revenue and $11.6 million, or 34.9%, of 1998's revenue.

     Our Networks group's revenue increased $15.9 million, or 58.3%, from 1999 to 2000. Companies acquired in 2000 contributed $9.7 million, or 61.4%, of the increase, while $6.1 million, or 38.6%, of the increase was from internal growth. Both product and service revenue increased from internal growth and acquisition. Revenue increased $5.9 million, or 27.8%, from 1998 to 1999. Companies acquired in 1999 contributed $9.2 million of revenue in 1999, representing 155.9% of 1999's revenue increase over 1998. The $3.3 million, or 15.5%, decline in existing business revenue from 1998 to 1999 reflects the transition from lower margin product business to a higher margin service business in 1999 compared to 1998.

     Revenue from our Advanced Wireless segment increased $9.0 million, or 62.3%, from 1999 to 2000. Companies acquired in 2000 contributed $10.4 million, or 115.6%, of this increase, while the existing business unit's revenue declined $1.4 million, or 15.6%, of the increase, resulting from cut backs of military spending in the United Kingdom. Revenue from this segment increased $4.8 million, or 49.3%, from 1998 to 1999 as improved wireless orders were received in the United Kingdom.

     Rules 5.03-2.1 and 2 of Regulation S-X require the Company disclose cost of both product and service revenue. The Company is unable to comply with these rules at this time. The Company is in the process of implementing an enterprise based financial reporting system and will report product and services costs in its March 31, 2001 interim financial statements.

     Gross Profit and Gross Profit Margin

     Gross profit from continuing operations for 2000 was $52.3 million, a decrease of $2.5 million, or 4.6%, from $54.8 million in 1999. Gross profit for 1999 represents a $20.3 million, or 58.8%, increase over 1998's gross profit of $34.5 million. As a percentage of revenue, the gross profit margin was 38.8%, 42.4% and 46.4% for the years ended December 31, 2000, 1999 and 1998, respectively.

     Gross profit from continuing operations for each operating segment was:

                                                   2000       1999       1998
                                                   ----       ----       ----
                                                     (amounts in thousands)
Applications                                      $16,513    $17,066    $ 6,894
Services -
  Telephony (1)                                    14,759     22,386     19,071
  Networks                                         11,073      8,635      3,863
                                                  -----------------------------
  Total Services                                   25,832     31,021     22,934
Advanced Wireless                                   9,755      6,415      4,659
Corporate                                             191        263          -
                                                  -----------------------------
                                                  $52,291    $54,765    $34,487
                                                  =============================
-----------

(1) Includes TigerTel's gross profit of $14.9 million and $7.7 million in 1999 and 1998. TigerTel was sold on December 31, 1999. Gross profit margin from continuing operations for each operating segment was:


                                                   2000        1999        1998
                                                   ----        ----        ----
                                                      %          %          %
Applications                                         58.7       60.9       67.8
Services -
  Telephony  (1)                                     36.9       37.8       57.3
  Networks                                           25.7       31.8       18.2
                                                -------------------------------
  Total Services                                     31.1       35.9       42.0
Advanced Wireless                                    41.7       44.6       48.4
Corporate                                               -       -  -          -
                                                -------------------------------
                                                     38.8       42.4       46.4
                                                ===============================
-----------

(1) Includes TigerTel's gross profit margin of 38.0% and 66.4% in 1999 and 1998. TigerTel was sold on December 31, 1999.

     Changes during the years were:

     Gross profit from our Applications segment decreased $0.6 million from 1999 to 2000 and margins decreased to 58.7% from 60.9% in 2000 compared to 1999. Companies acquired in 2000 contributed $4.5 million helping to sustain our margin and gross profit percentage decline from loss of business at our United Kingdom locations. Those locations suffered from the cancellation of military orders which were in the pipeline but did not materialize. We also utilized the services of our Applications segment to implement our enterprise based financial reporting system in 2000, reducing the amount of billable revenue that segment could otherwise have generated if services were performed for third parties, further reducing gross profit. Gross profit increased $10.2 million, or 147.5%, from 1998 to 1999 as a result of acquisitions made in 1999. The decline in gross margin percentage from 1998 to 1999 reflected the additional product mix offered by this segment in 1999 compared to 1998.

     Our Services  segment is divided into two business  groups - Telephony  and
Networks:

     Our Telephony group's gross profit declined $7.6 million, or 34.1%, from 1999 to 2000. Results from 1999 include $14.9 million of TigerTel's gross profit. Excluding TigerTel's gross profit for 1999, our Telephony group experienced a $7.3 million, or 97.3%, gross profit increase from 1999 to 2000. Of this amount, $5.3 million, or 72.6%, was generated from companies acquired in 2000 and the balance, $2.0 million, or 27.4%, was generated by internal growth. Gross profits increased by $3.3 million, or 17.3%, for 1999, but margins declined to 37.8% in 1999 from 57.3% in 1998. The increase in absolute dollars resulted from the acquisition of Contour, but this acquisition also contributed significantly lower overall gross margin. Contour's margins were historically lower than those of the other entities within this group.

     Our Network group's gross profit increased $2.4 million, or 28.2%, from 1999 to 2000. Of the improvement, $0.1 million was contributed through internal growth and $2.3 million was contributed by companies acquired in 2000. Gross margin percentage declined to 25.7% in 2000 from 31.8% in 1999. The poor performance of the economy, and the technology sector in particular in the 4th quarter of 2000 resulted in lower capital spending and increased incentives which contributed to the decline in gross margin percentage. Gross profit increased by $4.8 million, or 123.5%, for 1999. This improvement is attributable to the acquisitions during the second quarter of 1999, and a small improvement in existing business margin resulting from the shift from product sales to services. The companies acquired were more service oriented (e.g., help desk, consulting services) than the only company that made up the Networks group in 1998, with most expenses being classified as selling, general and administrative.

     Gross profit from our Advanced Wireless segment increased by $3.3 million, or 52.1%, from 1999 to 2000. Companies acquired in 2000 contributed $3.8 million while gross margin from internal growth declined $0.5 million as a result of lower revenue from this source. The gross margin percentage declined slightly from 44.6% in 1999 to 41.7% in 2000. In 1999, gross profit increased by $1.8 million, or 39.1%, over 1998 as a result of increased wireless revenue in the United Kingdom. Gross margin percentage declined slightly to 44.6% from 48.4%.

     Selling, General and Administrative Expense

     Selling, general and administrative expenses from continuing operations were $64.5 million in 2000, an increase of $5.6 million, or 9.5%, over the $58.9 million reported in 1999. The 1999 expense represents an increase of $26.8 million, or 83.5%, over the $32.1 million reported in 1998. As a percentage of revenue, selling, general and administrative expenses from continuing operations have increased to 47.9% in 2000, from 45.7% in 1999 and 43.2% in 1998.

     Starting towards the end of the fourth quarter of 2000, and commencing January 1, 2001, we mandated strict and severe cost cutting procedures across the organization. At the segment level, these measures include a complete review and reduction of selling, general and administrative expenses by at least 10%. At the corporate level, we have eliminated the levels of 2000 expenditures for bonuses, annual corporate meetings, and professional fees and due diligence expenses both of which were significant in 2000 as a result of litigation and aborted acquisitions. We have also reviewed compensation and benefits, automobile, travel and entertainment expenses, professional fees, office expenses, insurance, facility and communications costs, and corporate marketing and branding costs and expect savings of between $2.0 and $4.0 million in 2001.

     Selling, general and administrative expense for each of the operating segments was:

                                             2000          1999           1998
                                           ---------- ------------- ------------
                                                  (amounts in thousands)
Applications                               $ 19,210      $ 14,387      $  5,381
Services -
    Telephony (1)                            11,511        20,260        17,572
    Networks                                  9,348         6,953         2,261
                                           --------      --------      --------
    Total Services                           20,859        27,213        19,833
Advanced Wireless                            10,580         6,856         3,507
Corporate                                    13,851        10,504         3,399
                                           --------      --------      --------
                                           $ 64,500      $ 58,960      $ 32,120
                                           ========      ========      ========
--------------------

   (1) Includes TigerTel's selling, general and administrative expenses of $11.4 million and $5.5 million in 1999 and 1998.

     Selling, general and administrative expense as a percentage of revenue for each of the operating segments was:

                                              2000          1999         1998
                                              ----          ----         ----
                                               %             %            %
Applications                                  68.3          51.4         52.9
Services -
    Telephony (1)                             28.8          34.2         52.8
    Networks                                  21.7          25.6         10.6
                                              ----          ----         ----
    Total Services                            25.1          31.5         36.4
Advanced Wireless                             45.2          47.7         36.4
Corporate (2)                                 10.3           8.1          4.6
                                              ----          ----         ----
                                              47.9          45.7         43.2
                                              ====          ====         ====
--------------------

(1) Includes, as a percentage of revenue, TigerTel's selling, general and administrative expenses of 29.1% and 47.4% in 1999 and 1998.

(2) Corporate's percentage has been calculated as a percentage of total revenue.

Changes during the years were:

     Our Applications segment's selling, general and administrative expenses increased $4.8 million, or 33.5%, to $19.2 million in 2000 from $14.4 million in 1999. Companies acquired in 2000 contributed $4.0 of this increase, while $0.8 million was attributable to increased sales, marketing and travel expenses. Selling, general and administrative expenses increased $9.0, or 167.4%, to $14.4 million in 1999 from $5.4 million in 1998. Companies acquired in 1999 contributed $8.6 million of this increase, while $0.4 million was attributable to general overhead increases.

     Services -

     Our Telephony group's selling, general and administrative expenses declined by $8.7 million, or 43.2%, to $11.5 million from $20.3 million in 1999. Included in 1999's SG&A is $11.4 million attributable to TigerTel sold on December 31, 1999. Excluding TigerTel in 1999, selling, general and administrative expenses increased $2.7 million, or 15.3%, to $20.3 million in 2000 from $17.6 million in 1998. This increase was primarily due to an acquisition made in the second quarter of 2000 which contributed $2.3 million of this increase, and $0.4 million of which was attributable to higher payroll and insurance costs. Selling, general and administrative expenses increased by $2.7 million, or 15.3%, to $20.3 million from $17.6 million in 1999. Included in 1998's selling, general and administrative expenses is $5.5 million attributable to TigerTel sold on December 31, 1999. Excluding TigerTel's selling, general and administrative expenses of $11.4 million in 1999 and $5.5 million in 1998, selling, general and administrative expenses declined $3.2, million or 26.4%, to $8.9 million in 1999 from $12.1 million in 1998. This decrease was primarily due to reductions in headcount and facilities costs as technical forces and administrative staff were cut and operations consolidated.

     Our Network group's selling, general and administrative expenses increased $2.4 million, or 34.4%, to $9.4 million in 2000, from $7.0 million in 1999. Increases in payroll, commissions, facility and general overhead, in line with increases in revenue, accounted for $0.9 million of the increase while acquisitions in 2000 contributed $1.5 million. Selling, general and administrative expenses increased $4.7 million, or 204.3%, to $7.0 million in 1999 from $2.3 million in 1998. The increase was attributable to the two acquisitions made in the second quarter of 1999 which accounted for $4.2 million of the increase. Those companies are more service oriented and have a higher selling, general and administrative expenses.

     Selling, general and administrative expenses from our Advanced Wireless segment increased $3.7 million, or 54.3%, to $10.6 million in 2000 from the $6.9 million reported in 1999. Acquisitions completed throughout the year contributed $4.7, while $1.0 million was reduced at the one business comprising this group at the beginning of 2000 in line with reduced revenue, selling, general and administrative expenses increased $3.4 million, or 97.1%, to $6.9 million in 1999 from the $3.5 million reported in 1998. While revenue increased 50% in the same period, the increase was primarily as a result of sales and marketing costs incurred in the launch of a new product in the second half of 1999, the benefits of which are now being realized in 2000.

     Corporate selling, general and administrative expenses increased $3.3 million, or 31.9%, to $13.9 million in 2000 from the $10.5 million reported in 1999. Increases in corporate staff, a revised outside directors remuneration program, higher insurance and professional fees all contributed to the increase. selling, general and administrative expenses increased $7.1 million, or 208.8%, to $10.5 million in 1999 from the $3.4 million reported in 1999. Included in 1999's amount were bonuses of $5.5 million, higher payroll and related benefits due to increases in corporate staff, and increased facility, insurance and professional fees.

     Depreciation and Amortization

     Depreciation and amortization expense from continuing operations for 2000 was $11.1 million, an increase of $4.5 million, or 68.2%, from $6.6 million in 1999. The 1999 expense represents an increase of $3.7 million, or 127.6%, over the $2.9. million reported in 1998. As a percentage of revenue, depreciation and amortization expense increased to 8.2% in 2000 from 5.1% in 1999 and 3.9% in 1998. The increase, despite higher revenues, is due to significantly higher goodwill amortization resulting from acquisitions, as well as increased depreciation expense in 2000 and 1999 resulting from higher capital expenditures in both 2000 and 1999 compared to 1998.

     In conjunction with our review for impairment of goodwill and other intangible assets in the fourth quarter of 2000, we reviewed the useful lives assigned to acquisitions and, effective October 1, 2001, changed the lives to periods ranging from 5 to 10 years, down from periods ranging from 10 to 20 years to reflect current economic trends associated with the nature of recent acquisitions made. This change in the fourth quarter of 2000 increased amortization expense by $3.5 million over prior periods and decreased earnings per share by $.05.

     Depreciation and amortization expense for each of the operating segments was:

                                                     2000           1999           1998
                                                    -------        -------       --------
                                                            (amounts in thousands)
Applications                                        $ 1,075        $ 1,781        $   772
Services -
    Telephony (1)                                       551          1,547            374
    Networks                                            171            132             39
                                                    -------        -------        -------
    Total Services                                      722          1,679            413
Advanced Wireless                                       652            510            319
Corporate (including amounts incurred during
 consolidation) (2)                                   8,624          2,590          1,409
                                                    -------        -------        -------
                                                    $11,073        $ 6,560        $ 2,913
                                                    =======        =======        =======
--------------------

(1) Includes TigerTel's depreciation and amortization of $1.2 million and $0.5 million in 1999 and 1998.
(2) Includes consolidation adjustments of $7,034, $1,610 and $1,272 in 2000, 1999 and 1998, respectively.


     The changes during the years reflect, in all segments, increased depreciation from increased capital expenditures in 2000 over 1999 and 1999 over 1998, except that in 1999, in our Applications segment, we recognized intangible asset impairment charges which were included in 1999's amortization expense, thus increasing the expense in 1999 by approximately $0.8 million.

     Corporate's depreciation and amortization increased by $6.0 million, or 230.8%, to $8.6 million in 2000 from $2.6 million in 1999. The 2000 charge reflects additional goodwill amortization on additional goodwill of approximately $133.5 million associated with companies acquired throughout 2000.

     On an annual basis, we expect goodwill amortization to be approximately $24 million.

     Restructuring and Unusual Charges

     During the fourth quarter of 2000, we reviewed our goodwill and certain other investments for impairment and concluded that certain assets were impaired. At December 31, 2000, we recorded a charge of $6.4 million for permanent asset impairment as more fully described in our financial statements.

     As part of the reorganization of our core business in prior years, we implemented a restructuring plan in the first quarter of 1999. The restructuring plan included the exiting of selected lines of business within our Services and Applications segments, and the associated write-off of assets. In the first quarter of 1999, we incurred a restructuring charge of $2.2 million that included asset impairments, primarily software and other intangible assets, of $1.5 million, lease terminations of $0.5 million, and employee separations of $0.2 million. In addition, during the first quarter of 1999, as part of our core business reorganization, we realigned certain operations within our Services segment and recognized impairment charges and other related costs of $0.3 million.

     Gain on Sale of Subsidiaries

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

     Interest Income and Expense

     Interest income was $1.1 million, $0.4 million and $0.3 million, for 2000, 1999 and 1998, respectively. Interest income is earned primarily from short-term investments and notes receivable.

     Interest expense was $5.9 million, $3.5 million and $1.1 million for 2000, 1999 and 1998, respectively. Interest expense is a function of the level of outstanding debt and is principally associated with revolving credit lines, notes payable and term loans.

     Income Taxes

     We had effective income tax rates of 14.8%, 31.8% and (113.2%) in 2000, 1999 and 1998, respectively. Differences in the effective income tax rate from the statutory federal income tax rate arise from non-deductible goodwill amortization associated with acquisitions, state taxes net of federal benefits and the increase or reduction of valuation allowances related to net operating loss carryforwards.

     Extraordinary Loss

     In 1999, we retired our line of credit with State Street Bank and Trust Company and refinanced it with amounts borrowed under the credit agreement with IBM Credit. Deferred financing fees associated with the State Street Bank and Trust agreement were written off during the second quarter of 1999. The total amount of the write-off recorded as an extraordinary loss was $160, net of income taxes.

     RESULTS OF DISCONTINUED OPERATIONS

     The following discloses the results of Intellesale and all other non-core businesses comprising discontinued operations for the years ended December 31, 2000, 1999 and 1998:

Discontinued Intellesale business:

                                                                          Years Ended December 31,
                                                                -----------------------------------------
                                                                          (amounts in thousands)
                                                                   2000            1999            1998
                                                                   ----            ----            ----
Product revenue                                                 $  95,666       $ 137,077       $  55,151
Service revenue                                                     6,826           5,909           5,726
                                                                -----------------------------------------
Total revenue                                                     102,492         142,986          60,877
Cost of goods and services sold                                   109,711         116,182          48,011
                                                                -----------------------------------------
Gross profit                                                       (7,219)         26,804          12,866
Selling, general and administrative expenses                       32,772          19,119           8,111
Gain on sale of subsidiary                                         (5,145)              -               -
Depreciation and amortization                                       2,949           1,725             467
Interest, net                                                           -              60             155
Impairment of investments                                          46,600               -               -
(Benefit) provision for income taxes                              (13,357)          2,452             757
Minority interest                                                     140             417              73
                                                                -----------------------------------------
(Loss) income from discontinued Intellesale businesses          $ (71,178)      $   3,031       $   3,303
                                                                =========================================


Discontinued non-core businesses:                                           Years Ended December 31,
                                                                   -----------------------------------------
                                                                             (amounts in thousands)
                                                                      2000           1999             1998
                                                                      ----           ----             ----
Product revenue                                                    $  42,235       $  64,511       $  70,212
Service revenue                                                            -             180           1,649
                                                                   ---------       ---------       ---------
Total revenue                                                         42,235          64,691          71,861
Cost of goods and services sold                                       33,428          51,309          55,026
                                                                   ---------       ---------       ---------
Gross profit                                                           8,807          13,382          16,835
Selling, general and administrative expenses                           7,926          12,337          11,254
Loss on sale of subsidiary                                               528               -               -
Depreciation and amortization                                          1,268           1,402           1,121
Interest, net                                                            187             110             299
Impairment of investments                                              3,619               -               -
(Benefit) provision for income taxes                                    (257)           (472)          1,161
Minority interest                                                         61              25             231
                                                                   ----------      ----------      ---------
(Loss) income from discontinued non-core businesses                $  (4,525)      $     (20)      $   2,769
                                                                   ==========      ==========      =========


 Total Discontinued Operations                                              Years Ended December 31,
                                                                      -----------------------------------------
                                                                                (amounts in thousands)
                                                                         2000            1999            1998
                                                                         ----            ----            ----
Product revenue                                                       $ 137,901       $ 201,588       $ 125,363
Service revenue                                                           6,826           6,089           7,375
                                                                      ---------       ---------       ---------
Total revenue                                                           144,727         207,677         132,738
Cost of goods and services sold                                         143,139         167,491         103,037
                                                                      ---------       ---------       ---------
Gross profit                                                              1,588          40,186          29,701
Selling, general and administrative expenses                            40,697          31,456           19,365
Gain on sale of subsidiary                                               (4,617)              -               -
Depreciation and amortization                                              4,217          3,127           1,588
Interest, net                                                                187             170            454
Impairment of investments                                                50,219               -               -
(Benefit) provision for income taxes                                    (13,614)          1,980           1,918
Minority interest                                                           201             441             304
                                                                      ---------       ---------       ---------
(Loss) income from discontinued operations                            $ (75,702)      $   3,012       $   6,072
                                                                      ==========      =========       =========

     The above results do not include any allocated or common overhead expenses. Included in Interest, net, above are interest charges based on the debt of these businesses that we believe will be assumed by a purchaser when the business is sold.

      Intellesale has refocused its business model away from the Internet segment and is now concentrating on its traditional business of asset management and brokerage services and the sale of refurbished and new desktop and notebook computers, monitors and related components as a wholesale, business to business supplier. The transition resulted in significantly reduced revenues from its Bostek business unit in the first half of 2000 compared to substantial sales from this unit in the second half of 2000, contributing to the decline in revenue from 1999 to 2000. Gross profit was significantly impacted by lower margin business in the first half of 2000 coupled with an inventory charge of $8.5 million, as discussed below.

     In the second quarter of 2000, Intellesale recorded a pre-tax charge of $17.0 million. Included in this charge was an inventory reserve of $8.5 million for products Intellesale expected to sell below cost (included in cost of goods sold), $5.5 million related to specific accounts and other receivables, and $3.0 million related to fees and expenses incurred in connection with Intellesale's cancelled public offering and certain other intangible assets. This charge reflects the segment's decreasing revenue trend, lower quarterly gross profits and the expansion of Intellesale's infrastructure into a major warehouse facility. In addition, a more competitive business environment resulting from an overall slowdown in Intellesale's business segment, and management's attention to the Bostek operational and legal issues, discussed above under "Settlement of Litigation", contributed to the negative results. The impact of the loss resulted in Intellesale restructuring its overhead and refocusing its business model away from the Internet segment and back to its traditional business lines. This restructuring was completed in the fourth quarter of 2000 and during that quarter an additional $5.5 million of inventory acquired for retail distribution was written down to realizable value.

     Provision for operating losses and carrying costs during the phase-out period include the estimated loss on sale of the business units as well as operating and other disposal costs to be incurred in selling the businesses. Carrying costs include the cancellation of facility leases and employment contract buyouts. Carrying costs include the cancellation of facility leases and employment contract buyouts. We do not anticipate a further loss on sale. Expenses of sales of the businesses and anticipated operating losses represent our best estimate of these items. Actual losses could differ from those estimates and any adjustments will be reflected in our future financial statements. At December 31, 2000, the estimated amounts were as follows:

                                       Intellesale       All Other        Total
                                       -----------------------------------------
                                                 (amounts in thousands)
Operating losses                         $ 1,619          $   --        $ 1,619
Carrying Costs (1)                         6,579             375          6,954
Less: Benefit for income taxes            (1,250)            (57)        (1,307)
                                       -----------------------------------------
___________                              $ 6,948           $ 318        $ 7,266
                                       =========================================

(1) Carrying costs include all estimated costs to dispose of the discontinued businesses including $4.1 million for future lease commitments, $1.6 million for severance and employment contract settlements, and $0.9 million for selling costs, including professional fees and commissions

     LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

     As of December 31, 2000, cash and cash equivalents totaled $8.0 million, an increase of $5.8 million, or 263.6% from $2.2 million at December 31, 1999. We utilize a cash management system to apply excess cash on hand against our revolving credit facility for which we had availability of $17.0 million at December 31, 2000, up from $6.0 million at December 31, 1999. Cash used in operating activities totaled $34.7 million, $13.1 million and $3.9 million in 2000, 1999 and 1998, respectively. In all three years, excluding assets and liabilities acquired or assumed in connection with acquisitions, cash used was due to increases in accounts and unbilled receivables, inventories, prepaid assets and accounts payable and accrued expenses, after adjusting for the net income and for non-cash expenses.

     "Due from buyer of divested subsidiary" represents the net proceeds due from AT&T Canada, Inc. on the sale of TigerTel, Inc. This amount was paid in January, 2000, and we applied the proceeds against our domestic line of credit.
 .

     Accounts and unbilled receivables, net of allowance for doubtful accounts, increased by $25.1 million or 133.5% to $43.9 million in 2000 from $18.8 million in 1999. This increase was primarily as a result of businesses acquired in 2000. As a percentage of 2000 and 1999 revenue, accounts and unbilled receivable were 32.6% and 14.6%, respectively.

     Inventories increased by $4.5 million or 57.7% to $12.3 million in 2000 from $7.8 million in 1999. This increase was primarily as a result of businesses acquired in 2000. As a percentage of 2000 and 1999 cost of goods sold, inventories were 14.9% and 10.4%, respectively.

     Other current assets increased by $12.3 million or 332.4% to $16.0 million in 2000 from $3.7 million in 1999. This increase is primarily attributable to increases in the current portion of our deferred tax asset and tax refunds receivable.

     Accounts payable increased by $10.2 million or 152.2% to $16.9 million in 2000 from $6.7 million in 1999. This increase was as a result of businesses acquired in 2000. As a percentage of 2000 and 1999 cost of goods sold, accounts payable were 20.5% and 9.0%, respectively.

     Accrued expenses increased by $11.4 million or 228.0% to $16.4 million in 2000 from $5.0 million in 1999. The increase is attributable to additional accrued expenses of companies acquired in 2000.

     "Due to sellers of acquired subsidiary" represents the deferred purchase price due to the Bostek Sellers which, upon satisfaction of contingencies discussed in "Settlement of Litigation" above, will be forgiven.

     Earnout and put accruals represent the estimated earnout and deferred purchase price payments earned at December 31, 2000 and 1999, respectively. As of March 30, 2001 all of the amounts payable at December 31, 2000 had been settled by the issuance of shares of our common stock.

     Investing activities provided cash of $16.7 million in 2000, and used cash of $23.1 million in 1999 and $6.9 million in 1998. In 2000, we collected $31.3 million from the purchaser of TigerTel included in decreases in notes receivable and $0.9 million from the sale of assets, offset by cash of $9.1 million used to acquire businesses, $8.4 million of which was spent to acquire property and equipment, and $1.0 million of which was used to increase other assets. In 1999, cash of $16.9 million was used to acquire businesses, $3.8 million was spent to acquire property and equipment and $2.4 million was used principally to increase assets such as notes receivable and other assets, while $0.6 million was received from the sale of assets. In 1998, cash of $1.5 million was used to acquire businesses, $1.0 million was spent to acquire property and equipment and $3.7 million was used principally to increase assets such as notes receivable and other assets, while $0.4 million was received from the sale of assets.

     Cash of $30.8 million, $40.6 million and $14.0 million was provided by financing activities in 2000, 1999 and 1998 respectively. In 2000, $19.1 million was received from the issuance of Series C preferred stock, $16.0 million was obtained through long-term debt, $2.2 million was obtained from net increases in notes payable and $6.0 million was obtained through the issuance of common shares. Uses of cash in 2000 included payments of $11.6 million against long-term debt, and $0.8 million for other financing costs. In 1999, $51.1 million was obtained through long-term debt and $5.2 million was obtained through the issuance of common shares. Uses of cash in 1999 included net repayments of $9.5 million and $3.3 million against long-term debt and notes payable, respectively, and $2.8 million for other financing costs. In 1998, $16.3 million was obtained through net borrowings under notes payable and $1.4 million was obtained through the issuance of common shares. Uses of cash in 1998 included repayments of $2.5 million on long-term debt, $0.9 million for the redemption of preferred stock and $0.3 million for the repurchase of common stock.

     One of our stated objectives is to maximize cash flow, as management believes positive cash flow is an indication of financial strength. However, due to our significant growth rate, our investment needs have increased. Consequently, we may continue, in the future, to use cash from operations and may continue to finance this use of cash through financing activities such as the sale of preferred or common stock and/or bank borrowing, if available.

     Debt, Covenant Compliance and Liquidity

     In August 1998, we entered into a $20.0 million line of credit with State Street Bank and Trust Company secured by all of our domestic assets at the prime lending rate or at the London Interbank Offered Rate, at our discretion. In February 1999, the amount of the credit available under the facility was increased to $23.0 million. On May 25, 1999, we entered into a Term and Revolving Credit Agreement with IBM Credit and, on May 26, 1999 we repaid the amount due to State Street Bank and Trust Company. On July 30, 1999, the credit agreement with IBM Credit was amended and restated, and it was again amended on January 27, 2000. On October 17, 2000, we entered into a Second Amended and Restated Term and Revolving Credit Agreement with IBM Credit which we amended on March 30, 2001. The credit agreement with IBM Credit provides for: (a) a revolving credit line of up to $53.355 million, subject to availability under a borrowing base formula, designated as follows: (i) a U.S. revolving credit line of up to $49.500 million, (ii) a Canadian revolving credit line of up to $3.855 million, and (b) a term loan A of up to $25.0 million, and (c) a Canadian term loan C of up to $2.740 million.

     The revolving credit line may be used for general working capital requirements, capital expenditures and certain other permitted purposes and is payable in full on May 25, 2002. The U.S. revolving credit line bears interest at the 30-day LIBOR rate plus 2.75% to 3.25% and the Canadian revolving credit line bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 1.17% to 1.67%. As of December 31, 2000, the LIBOR rate was approximately 6.62% and approximately $46.4 million was outstanding on the U.S. revolving credit line, which is included in long-term debt and approximately $3.6 million was outstanding on the Canadian revolving credit line, which is included in the net assets of discontinued operations.

     Term loan A, which was used to pay off State Street Bank and Trust Company, bears interest at the 30-day LIBOR rate plus 3.5% to 4.0%, is amortized in quarterly installments of approximately $1.04 million over six years and is repayable in full on May 25, 2002. As of December 31, 2000 approximately $23 million was outstanding on this loan. The installment due April 1, 2001 has been deferred and is due with the installment due July 1, 2001.

     Term loan C, which was used by our Canadian subsidiary to pay off its bank debt, bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 1.17% to 1.67%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of December 31, 2000, Toronto-Dominion's rate was approximately 7.5% and approximately $2.0 million was outstanding on this loan, which is included in the net assets of discontinued operations.

     The credit agreement with IBM Credit, as amended on March 30, 2001, contains standard debt covenants relating to our financial position and performance, as well as restrictions on the declarations and payments of dividends and redemption of preferred stock. Those covenants and the covenant requirements are as follows:

             Covenant                              Covenant Requirement
             --------                              --------------------
                                       As of the following dates not less than:
                                       ----------------------------------------
(i)    Tangible Net Worth                    03/31/01          ( 57,000,000)
                                             06/30/01          ( 47,000,000)
                                             09/30/01          ( 35,000,000)

             Covenant                              Covenant Requirement
             --------                              --------------------
                                       As of the following dates not less than:
                                       ----------------------------------------
                                             12/31/01          ( 34,500,000)
                                             03/31/02          ( 20,000,000)

(ii)   Current Assets to Current
         Liabilities                         03/31/01             1.45:1.0
                                             06/30/01             0.6:1.0
                                             09/30/01             0.8:1.0
                                             12/31/01             0.8:1.0
                                             03/31/02             1.0:1.0



(iii)  Minimum Cumulative EBITDA             03/31/01          ($ 4,700,000)
                                             06/30/01           $ 5,000,000
                                             09/30/01           $ 7,000,000
                                             12/31/01           $11,000,000
                                             03/31/02           $10,000,000


     At December 31, 2000, we failed to comply with 2 of 3 financial debt covenants contained in the credit agreement, and we had a collateral shortfall. At December 31, 2000 we were required to maintain a minimum Tangible Net Worth (as defined in the credit agreement) of $(11.8) million; our actual Tangible Net Worth was $(56.8) million and we were required to achieve a minimum EBITDA (as defined in the credit agreement) of $6.1 million for the quarter ended December 31, 2000; our actual EBITDA for the quarter was $(15.1) million. Additionally, we had an Unpaid Shortfall Amount (as defined in the credit agreement) of $4.0 million. This amount represents the excess of advances under our revolving credit line over eligible collateral.

     Our inability to meet these covenants was primarily as a result of charges of $87.3 million taken during the year, of which $70.3 million were recorded in the fourth quarter, consisting of impairment charges of approximately $56.3 million associated with the write down of impaired investments from both continuing and discontinued operations, carrying costs of approximately $8.5 million related to future losses and charges expected to be incurred by discontinued operations, as well as inventory, accounts receivable and other charges at Intellesale of approximately $17 million in the second quarter of 2000 and approximately $5.5 million in the fourth quarter.

     On March 8, 2001 we notified IBM Credit that as of and for the quarter ended December 31, 2000 we were not in compliance with the covenants for Tangible Net Worth and Minimum EBITDA and that we had a collateral shortfall. IBM Credit agreed to waive such non-compliance and, on March 30, 2001, we, IBM Credit and others entered into a waiver and amendment to the credit agreement. In connection therewith we agreed to pay IBM Credit a $375,000 waiver fee, and we granted IBM Credit a warrant to acquire 2.9 million shares of our common stock and 1.2 million shares of Digital Angel Corporation's common stock.

     Our business plan for 2001 anticipates compliance with our covenants throughout the remaining term of the credit agreement. Our plan anticipates significant year to year increases in revenues due to increased volumes, improved working capital management, reduced capital spending, successful implementation of on-going cost savings initiatives, improved operating efficiencies, and the disposition of non-core businesses.

     We currently expect to meet and be in compliance throughout 2001 with the covenants in the credit agreement. However, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, these may impact our ability to remain in compliance with the covenants. In the absence of waiver or amendment to such financial covenants, such noncompliance would constitute an event of default under the credit agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts we owe them. In the event that such noncompliance appears likely, or occurs, we will seek to renegotiate the covenants and/or obtain waivers, as required. There can be no assurance however that we would be successful in negotiating such amendments or obtaining such waivers.

     Sources of Liquidity

     Our sources of liquidity include, but are not limited to, funds from operations and funds available under the credit agreement with IBM Credit. We may be able to use additional bank borrowings, proceeds from the sale of non-core businesses, proceeds from the sale of common and preferred shares, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings. There can be no assurance however, that these options will be available, or if available, on favorable terms. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. We believe that we have the financial resources to meet our future business requirements for at least the next twelve months.

     Outlook

     Our objective is to continue to grow each of our operating segments internally and through acquisitions, both domestically and abroad. Our strategy has been, and continues to be, to invest in and acquire businesses that complement and add to our existing business base. We have expanded significantly through acquisitions in the last twelve months and continue to do so. Our financial results and cash flows are substantially dependent on not only our ability to sustain and grow our existing businesses, but to continue to grow through acquisition. We expect to continue to pursue our acquisition strategy in 2001 and future years, but there can be no assurance that our management will be able to continue to find, acquire, finance and integrate high quality companies at attractive prices.

     We are constantly looking for ways to maximize shareholder value. As such, we are continually seeking operational efficiencies and synergies within each of our operating segments as well as evaluating acquisitions of businesses and customer bases which complement our operations. These strategic initiatives may include acquisitions, raising additional funds through debt or equity offerings, or the divestiture of non-core business units that are not critical to our long term strategy or other restructuring or rationalization of existing operations. We will continue to review all alternatives to ensure maximum appreciation of our stockholders' investments. There can be no assurance however that any initiatives will be found, or if found, that they will be on terms favorable to us.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement is effective for fiscal years commencing after June 15, 2000. In June 2000, the FASB issued FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FAS statement 133, which addresses implementation issues experienced by those companies that adopted FAS 133 early. We adopted these statements as of January 1, 2001 and, because we have a minimal use of derivative instruments, we do not believe that the adoption of these statements will have any effect on our financial condition, results of operations or cash flows.

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This Staff Accounting Bulletin summarizes certain of the staff's views on applying Generally Accepted Accounting Principles to revenue recognition in financial statements. On June 26, 2000, the SEC staff issued SAB No. 101B, which delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We adopted this statement in the fourth quarter of 2000 and such adoption did not have a material impact on our financial condition, results of operations or cash flows.

     In September 2000, the EITF reached a consensus in EITF Issues 00-10, "Accounting for Shipping and Handling Fees and Costs," agreeing that shipping and handling fees must be classified as revenues and comparable prior periods should be restated. Further, they agreed that shipping and handling costs can be classified anywhere in the statement of earnings, except they cannot be netted against sales. If shipping and handling costs are not included in costs of goods sold, the amount and classification of these expenses must be disclosed in the footnotes to the financial statements. This consensus must be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999. We adopted EITF Issue 00-10 in the fourth quarter of 2000 and such adoption did not have a material impact on our financial condition, results of operations or cash flows.

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

     We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Borrowings under the existing credit agreement with IBM Credit bear interest at the London Interbank Offered Rate which is adjusted monthly. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term investments.

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

                                    Part III

     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

            Name                 Age                          Position                       Position Held Since
----------------------------- ---------- --------------------------------------------------- -------------------------
  Richard J. Sullivan           62         Chairman, Chief Executive Officer, Secretary        May 1993
  Garrett A. Sullivan           66         Director, Vice Chairman                             January 2001
  Mercedes Walton               47         President, Chief Operating Officer                  January 2001
  Richard S. Friedland          50         Director                                            October 1999
  Arthur F. Noterman            59         Director                                            February 1997
  Daniel E. Penni               53         Director                                            March 1995
  Angela M. Sullivan            43         Director                                            April 1996
  Constance K. Weaver           48         Director                                            July 1998
  Jerome C. Artigliere          47         Senior Vice President, Chief Financial Officer,     December 2000
                                           Assistant Treasurer
  David I. Beckett              49         Senior Vice President, General Counsel,             December 2000
                                           Assistant Secretary
  Michael E. Krawitz            31         Senior Vice President, Assistant Secretary          December 2000
  David A. Loppert              46         Senior Vice President, Chief Executive              December 2000
                                           Officer, SysComm International Corporation

     Following is a summary of the background and business experience of the directors and executive officers:

     Richard J. Sullivan: Mr. Sullivan, age 62, was elected to the board of directors and named Chief Executive Officer in May 1993. He was appointed Secretary in March 1996. Mr. Sullivan is currently Chairman of Great Bay Technology, Inc. From August 1989 to December 1992, Mr. Sullivan was Chairman of the board of directors of Consolidated Convenience Systems, Inc., in Springfield, Missouri. He has been the Managing General Partner of The Bay Group, a merger and acquisition firm in New Hampshire, since February 1985. Mr. Sullivan was formerly Chairman and Chief Executive Officer of Manufacturing Resources, Inc., an MRP II software company in Boston, Massachusetts, and was Chairman and CEO of Encode Technology, a "Computer-Aided Manufacturing" Company, in Nashua, New Hampshire from February 1984 to August 1986. Mr. Sullivan is married to Angela M. Sullivan.

     Garrett A. Sullivan: Mr. Sullivan, age 66, has served as Vice Chairman of the Company since January 2001. From March 1995 until his appointment to Vice Chairman, Mr. Sullivan served as President of the Company. He was elected to the board of directors in August 1995. From March 1995 to December 2000, Mr. Sullivan was President of the Company. He was acting secretary of the Company from March 1995 to March 1996 and acting Chief Financial Officer from March 1995 to February 1997. From 1993 to 1994, he was an Executive Vice President of Envirobusiness, Inc. From 1988 to 1993, he served as president and chief operating officer of two companies in the electronics and chemical industries which were owned by Philips North America. He was previously a partner in The Bay Group, a merger and acquisition firm in New Hampshire, from 1988 to 1993. From 1981 to 1988, Mr. Sullivan was President of Granada Hospital Group,
Burlington, Massachusetts. He earned a Bachelor of Arts degree from Boston University in 1960 and an MBA from Harvard University in 1962. Mr. Sullivan is not related to Richard J. Sullivan.

     Mercedes Walton: Ms. Walton, age 47, has served as the President and Chief Operating Officer of the Company since January 2001. Ms. Walton was employed by AT&T from 1976 to 2000. From January 1999 to March 2000, Ms. Walton was employed by AT&T as Vice President--Corporate Strategy and Business Development and, from March 1996 to December 1998, as Business Development Vice President--Corporate Strategy. Ms. Walton holds a Bachelor of Arts degree from Smith College, a Masters of Education degree from Harvard University and a Masters of Science degree from the Massachusetts Institute of Technology Sloan School of Business. In addition, Ms. Walton graduated from the Executive Development Program at Emory University, the Aspen Institute's Executive Program and Northwestern University's Kellogg School of Business Executive Development Program.

     Richard S. Friedland: Mr. Friedland, age 50, was elected to the board of directors in October 1999 and is Chairman of the Audit Committee and serves on the Compensation Committee of the board of directors of the Company. He was previously associated with General Instrument Corporation. During his 19-year tenure, he held various executive positions, including Chief Financial Officer, President and Chief Operating Officer. In 1995, he was appointed Chairman of the Board and Chief Executive Officer. Mr. Friedland currently serves on the boards of Zilog, Inc. and Video Network Communications, Inc., as well as several development stage companies. He earned a Bachelor of Science degree in Accounting from Ohio State University in 1972 and a Master of Business Administration degree from Seton Hall University in 1985.

     Arthur F. Noterman: Mr. Noterman, age 59, a Chartered Life Underwriter, has served as a Director since February 1997, and serves on the Audit and Compensation Committees of the board of directors of the Company. An operator of his own insurance agency, Mr. Noterman is a registered NASD broker affiliated with a Chicago, Illinois registered broker/dealer. Mr. Noterman attended Northeastern University from 1965 to 1975 and obtained the Chartered Life Underwriters Professional degree in 1979 from The American College, Bryn Mawr, Pennsylvania.

     Daniel E. Penni: Mr. Penni, age 53, has served as a Director since March 1995 and is Chairman of the Compensation Committee, and serves on the Audit Committees of the board of directors of the Company. Since March 1998, he has been an Area Executive Vice President for Arthur J. Gallagher & Co. (NYSE -
AJG). He has worked in many sales and administrative roles in the insurance business since 1969. He is the managing member of the Norsman Group Northeast, LLC, a private sales and marketing company focused on Internet based education and marketing and serves as Treasurer and Chairman of the Finance Committee of the Board of Trustees of the Massachusetts College of Pharmacy and Health Sciences. Mr. Penni graduated with a Bachelor of Science degree in 1969 from the School of Management at Boston College.

     Angela M. Sullivan: Ms. Sullivan, age 43, has served as a Director since April 1996. From 1988 to the present, Ms. Sullivan has been a partner in The Bay Group, a private merger and acquisition firm, President of Great Bay Technology, Inc., and President of Spirit Saver, Inc. Ms. Sullivan earned a Bachelor of Science degree in Business Administration in 1980 from Salem State College. Ms. Sullivan is married to Richard J. Sullivan.

     Constance K. Weaver: Ms. Weaver, age 48, was elected to the board of directors in July 1998 and serves on the Compensation and Audit Committees of the board of directors of the Company. From 1996 to the present, Ms. Weaver has been Vice President, Investor Relations and Financial Communications for AT&T Corporation. From 1995 through 1996 she was Senior Director, Investor Relations and Financial Communications for Microsoft Corporation. From 1993 to 1995 she was Vice President, Investor Relations, and from 1991 to 1993 she was Director of Investor Relations, for MCI Communications, Inc. Ms. Weaver is a director of the National Investor Relations Institute (NIRI). She earned a Bachelor of Science degree from the University of Maryland in 1975.

     Jerome C. Artigliere: Mr. Artigliere, age 47, joined a subsidiary of the Company as President in January 1998, and was appointed Vice President of the Company in April 1998 and Treasurer in December 1999. In November 2000, Mr. Artigliere was appointed Vice President and Chief Financial Officer of the Company, and Senior Vice President, Chief Financial Officer and Assistant Treasurer in December 2000. From 1996 to 1997, he was Regional Vice President at General Electric Capital Corporation in Portsmouth, NH. Prior to that, from 1994 to 1996, he was State Vice President at First National Bank in Portsmouth, NH, a commercial bank subsidiary of Peoples Heritage Bank of Portland, ME. He earned an undergraduate degree in finance from Seton Hall University in 1977, and an MBA from Fairleigh Dickinson University in 1980.

     David I. Beckett: Mr. Beckett, age 49, joined the Company as General Counsel in January 2000, and was appointed Senior Vice President-Business Development in December 2000. Prior to joining the Company, Mr. Beckett was an attorney with Akerman, Senterfitt & Eidson in Miami, and with Pavese, Haverfield in Ft. Myers, Florida. Mr. Beckett was an attorney with Shearman & Sterling in New York from 1980 to 1984 and has more than ten years of investment banking experience, including positions with Salomon Brothers Inc and Gleacher & Co. in New York. Mr. Beckett earned a Bachelor of Arts degree from University of Florida in 1974, a juris doctorate from University of Florida College of Law in 1976 and a LL.M. from New York University School of Law in 1977.

     Michael E. Krawitz: Mr. Krawitz, age 31, joined the Company as Assistant Vice President and General Counsel in April 1999, and was appointed Vice President and Assistant Secretary in December 1999, and Senior Vice President, Strategic Initiatives and Assistant Secretary in December 2000. From 1994 to April 1999, Mr. Krawitz was an attorney with Fried, Frank, Harris, Shriver & Jacobson in New York. Mr. Krawitz earned a Bachelor of Arts degree from Cornell University in 1991 and a juris doctorate from Harvard Law School in 1994.

     David A. Loppert: Mr. Loppert, age 46, serves as Chief Executive Officer of SysComm International Corporation, a subsidiary of the Company and, since December 2000, as a Senior Vice President of, and prior to November 2000 was Vice President, Chief Financial Officer and Assistant Secretary of the Company, which he joined in February 1997. From 1996 to 1997, Mr. Loppert was Chief Financial Officer of Bingo Brain, Inc. From 1994 to 1996, he was Chief Financial Officer of both C.T.A. America, Inc., and Ricochet International, L.L.C. Prior to that he was Senior Vice President, Acquisitions and Due Diligence, of Associated Financial Corporation. Mr. Loppert started his financial career with Price Waterhouse in 1978, in Johannesburg, South Africa, before moving to their Los Angeles Office in 1980 where he rose to the position of Senior Manager. He holds Bachelor degrees in both Accounting and Commerce, as well as a Higher Diploma in Accounting, all from the University of the Witwatersrand, Johannesburg. Mr. Loppert was designated a Chartered Accountant (South Africa) in 1980.

     Directorships

     Ms. Walton is a director of CRYO-CELL International, Norstan, Inc. and Medical Advisory Systems, Inc. Mr. Friedland currently serves on the boards of directors of Zilog, Inc. and Video Network Communications, Inc. Mr. Garrett Sullivan and Mr. Loppert currently serve on the board of directors of SysComm International Corporation. Mr. Loppert also serves on the board of directors of Medical Advisory Systems, Inc. No other directors hold directorships in any other company which has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the requirements of Section

15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

     Board Committees and Meetings

     The Company has standing Audit and Compensation Committees of the board of directors. The members of the committees are identified in the above-referenced descriptions.

     The Audit Committee recommends for approval by the board of directors a firm of certified public accountants whose duty it is to audit the consolidated financial statements of the Company for the fiscal year in which they are appointed, and monitors the effectiveness of the audit effort, the Company's internal and financial accounting organization and controls and financial reporting. The Audit Committee held three meetings during 2000.

     The Compensation Committee administers the Company's 1996 Non-Qualified Stock Option Plan, the 1999 Flexible Stock Plan and the 1999 Employees Stock Purchase Plan, including the review and grant of stock options to officers and other employees under such plans, and recommends the adoption of new plans. The Compensation Committee also reviews and approves various other Company compensation policies and matters and reviews and approves salaries and other matters relating to the executive officers of the Company. The Compensation Committee reviews all senior corporate employees after the end of each fiscal year to determine compensation for the subsequent year. Particular attention is paid to each employee's contributions to the current and future success of the Company along with their salary level as compared to the market value of personnel with similar skills and responsibilities. The Compensation Committee also looks at accomplishments which are above and beyond management's normal expectations for their positions. The Compensation Committee met once during 2000 and acted by written consent nine times.

     The board of directors held two meetings during 2000 and acted by written consent 52 times during 2000. During the year, all Directors attended 75% or more of the board of directors' meetings and the Committees to which they were assigned.

     Section 16(A) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the officers and directors of the Company and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of all such reports to the Company. The Company believes, based on its stock transfer records and other information available to it, that all reports required under Section 16(a) were timely filed during 2000.

     ITEM 11.     EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning the total remuneration paid in 2000 and the two prior fiscal years to the Company's Chief Executive Officer, the Company's four other most highly compensated executive officers and two other individuals for whom disclosures would be required, or is anticipated to be required in 2001, but for the fact that the individuals were not serving, or had not served, as executive officers of the Company at December 31, 2000 or for the entire year then ended.

                                                               Summary Compensation Table
                                                                                              Long-Term Compensation
                                                                                  -------------------------------------------
                                              Annual Compensation                       Awards                 Payouts
                                    -------------------------------------------   ---------------------  --------------------
                                                                  Other Annual    Restricted  Options/    LTIP     All Other
    Name and Principal                                            Compen-         Stocks        SAR's    Payouts   Compen-
       Position (1)           Year      Salary ($)  Bonus ($)(2)  sation ($)(3)   Awards ($)   (#)(4)      (#)     sation ($)
-----------------------------------------------------------------------------------------------------------------------------
Richard J. Sullivan           2000      $ 450,000   $  180,000     $ 936,672         --      4,000,000        --     $ --
  Chairman, CEO and           1999        457,500    3,000,000         9,115         --      1,000,000        --       --
    Secretary                 1998        345,833      180,000        79,882         --      1,500,000        --       --

Garrett A. Sullivan (5)       2000        165,000       90,000        27,832         --      2,000,000        --       --
  Director, Vice Chairman     1999        165,000    1,500,000         8,832         --        500,000        --       --
                              1998        144,165       90,000         8,842         --        475,000        --       --

Mercedes Walton  (6 )         2000            N/A          N/A           N/A        N/A            N/A       N/A      N/A
  President and COO           1999            N/A          N/A           N/A        N/A            N/A       N/A      N/A
                              1998            N/A          N/A           N/A        N/A            N/A       N/A      N/A

Jerome C. Artigliere (7)      2000        134,616       35,000         3,100         --        100,000        --       --
  Senior Vice President,      1999         98,726      150,000         1,938         --        100,000        --       --
    Chief Financial Officer,  1998         85,000       25,000         1,938         --         50,000        --       --
    Assistant Treasurer

David I. Beckett (8)          2000        156,055       85,000        29,418                   150,000        --      --
  Senior Vice President,      1999            N/A          N/A           N/A        N/A            N/A       N/A      N/A
    General Counsel,          1998            N/A          N/A           N/A        N/A            N/A       N/A      N/A
    Assistant Secretary

Michael E. Krawitz (9)        2000        151,853       35,000           ---         --        100,000        --       --
  Senior Vice President,      1999         94,027      150,000         1,541         --        125,000        --       --
    Assistant Secretary       1998            N/A          N/A           N/A        N/A            N/A       N/A      N/A

David A. Loppert (10)         2000        150,000       45,000        50,901         --      1,000,000        --       --
  Senior Vice President,      1999        150,000      750,000        19,775         --        250,000        --       --
    Chief Executive Officer   1998        123,537       40,000        15,925         --        285,000        --       --
    SysComm International
    Corporation
----------------------------

(1) See "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" below.
(2) The amounts in the Bonus column were discretionary awards granted by the Compensation Committee in consideration of the contributions of the respective named executive officers.
(3) Other annual compensation includes: (a) in 2000, for Richard J. Sullivan, $936,672 of other compensation representing the fair value of property distributed to Richard J. Sullivan, including the associated payment of taxes on his behalf, pursuant to his employment agreement; (b)in 1998, to Richard J. Sullivan for reimbursement of taxes (c) in 2000, to David I. Beckett for moving expenses, other discretionary payments, and imputed interest on an interest free loan from the Company, and (d) in 2000, to David A. Loppert for discretionary payments, tuition reimbursement and imputed interest on an interest free loan from the Company.
(4)  Indicates number of securities underlying options.
(5) Mr. Sullivan served as President and Chief Operating Officer of the Company from March 1995 until January 2001. Since January 2001, Mr. Sullivan has been serving solely as Vice Chairman.
(6) Ms. Walton began her employment with the Company in January 2001 as President and Chief Operating Officer.
(7) Mr. Artigliere began his employment with a subsidiary of the Company in January 1998 and was appointed an officer of the Company in April, 1998. Mr. Artigliere was appointed Chief Financial Officer in November 2000 and Senior Vice President, Chief Financial Officer and Assistant Treasurer in December 2000.



(8) David I. Beckett joined the Company in January 2000, and was appointed Senior Vice President-Business Development in December 2000.
(9) Mr. Krawitz joined the Company in April 1999 , and was appointed Senior Vice President, Strategic Operations, and Assistant Secretary in December 2000.
(10) Mr. Loppert was employed as Vice President, Treasurer, Chief Financial Officer of the Company in February 1997. Since December 2000, he has served in a dual role as Senior Vice President of the Company and as Chief Executive Officer of SysComm International Corporation, a 55% subsidiary of the Company.

Option Grants in Last Fiscal Year

     The following table contains information concerning the Company's grant of stock options under the Company's 1999 Flexible Stock Plan and the 1996 Non-Qualified Stock Option Plan to the named executive officers during 2000:

                      Option Grants in the Last Fiscal Year
                                Individual Grants
--------------------------------------------------------------------------------------------------------------------
        Name               Number of            % of Total
                           Securities        Options Granted                                          Grant Date
                        Underlying Options   to Employees in      Exercise                          Present Value
                        Granted (#)(1)             2000         Price ($/Sh)   Expiration Date         ($) (2)
---------------------- ------------------------------------ --------------- -----------------   -----------------
Richard J. Sullivan          3,500,000            25.5%           $ 2.75        September -06       $ 2,345,000
                               500,000             3.6              2.75        September -05           335,000
Garrett A. Sullivan          1,571,000            11.4              2.75        September -06         1,052,570
                               429,000             3.1              2.75        September -05           287,430
Mercedes Walton                     --              --                --                   --                --
Jerome C. Artigliere            79,000             0.6              2.75        September -06            52,930
                                21,000             0.2              2.75        September -05            14,070
David I. Beckett                50,000             0.4              6.34          January -06            33,500
                                79,000             0.6              2.75        September -06            52,930
                                21,000             0.2              2.75        September -05            14,070
Michael E. Krawitz              79,000             0.6              2.75        September -06            52,930
                                21,000             0.2              2.75        September -05            14,070
David A. Loppert               786,000             5.7              2.75        September -06           526,620
                               214,000             1.6              2.75        September -05           143,380
---------------

(1) Options granted under the 1996 Non-Qualified Stock Option Plan and the 1999 Flexible Stock Plan were granted at an exercise price equal to the fair market value of the Company's common shares on the grant date. These options are exercisable over a five-year period beginning with the first anniversary of the grant date.
(2) Based on the grant date present value of $0.67 per option share which was derived using the Black-Scholes option pricing model in accordance with rules and regulations of the Securities Exchange Commission and not intended to forecast future appreciation of the Company's common share price. The Black-Scholes model was used with the following assumptions: dividend yield of 0%; expected volatility of 53.32%; risk-free interest rate of 4.98%; and expected lives of 5 years.

     Option Exercises and Fiscal Year-End Values

     The  following  table  sets  forth  information  with  respect to the named
executive   officers   concerning  the  exercise  of  options  during  2000  and
unexercised options held on December 31, 2000:

                 Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
                              Exercised in 2000            Number of Securities          Value of Unexercised In-The
                                                          Underlying Unexercised        Money Options at Year End 2000
                                                         Options at Year End 2000(#)               ($) (2)
                        ------------------------------- --------------------------------------------------------------
         Name           Shares Acquired  Value Realized
                       Upon Exercise (#)    ($)(1)       Exercisable  Unexercisable     Exercisable      Unexercisable
------------------------------------------------------- --------------------------------------------------------------
Richard J. Sullivan         500,000        $    ---      4,185,000     7,685,000        $   ---          $   ---
Garrett A. Sullivan         461,500         300,950      1,382,500     2,953,500            ---              ---
Mercedes Walton                 ---             ---            ---           ---            ---              ---
Jerome C. Artigliere         46,000         168,888         75,000       154,000            ---              ---
David I. Beckett             21,000             ---         16,667       112,333            ---              ---
Michael E. Krawitz           71,000         610,963         75,000       154,000            ---              ---
David A. Loppert            322,400         931,260        448,600     1,384,600            ---              ---

-----------------------

(1) The values realized represents the aggregate market value of the shares covered by the option on the date of exercise less the aggregate exercise price paid by the executive officer, but do not include deduction for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares.

(2) The value of the unexercised in-the-money options at December 31, 2000 assumes a fair market value of $0.688, the closing price of the Company's common stock as reported on The Nasdaq Stock Market on December 29, 2000. The values shown are net of the option exercise price, but do not include deduction for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares.

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

     For 2001, the Committee has authorized a bonus pool of up to $1.0 million upon the sale by the Company of at least $100 million of Company assets (other than transactions in the ordinary course of business).

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

     Stock Options Granted under the 1999 Employees Stock Purchase Plan. The 1999 Employees Stock Purchase Plan, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, provides eligible employees with an opportunity to accumulate, through payroll deductions, funds to be used toward the purchase of Company stock pursuant to options granted under the Plan. Options granted in connection with an offering under the plan, permit the option holder to purchase Company stock at a price per share equal to 85% of the fair market value of the stock on (i) the date on which the option is granted (i.e., the first business day of the offering) and
(ii) the date on which the option is exercised (i.e., the last business day of the offering), whichever is less. Section 423 of the Internal Revenue Code also provides certain favorable tax consequences to the option holder, provided that (i.e., the last business day of the offering)the stock acquired under the plan is held for a specified minimum period of time.

     Other than as otherwise disclosed herein, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals described above.

     Compensation of Directors

     Prior to the fourth quarter of 1998, non-employee directors of the Company received a fee of $250 per meeting, for their attendance at meetings of the Company's Board of Directors. Beginning in the fourth quarter of 1998, the non-employee director compensation was changed to fixed quarterly fees in the amount of $5,000 per non-employee director. In addition, non-employee directors receive a quarterly fee in the amount of $1,000 for each committee on which they are a member. Reasonable travel expenses are reimbursed when incurred. Individuals who become directors of the Company are automatically granted an initial option to purchase 25,000 shares of Common Stock on the date they become directors. Each of such options is granted pursuant to the Company's 1996
Non-Qualified Stock Option Plan or the 1999 Flexible Stock Plan on terms and conditions determined by the Board of Directors. In addition, each of Messrs. Friedland, Noterman, Penni and Weaver received (a) an option to purchase 400,000 shares at $2.75 per share on September 27, 2000, 86,000 of which were immediately exercised in consideration for an interest bearing note and the balance are exercisable for a period of five years after September 27, 2001, and
(b) a bonus of $35,000. Directors who are not also executive officers are not eligible to participate in any other benefit plan of the Company.

     Compensation Committee Interlocks and Insider Participation

     None.

     Employment Contracts and Termination of Employment and Change-In-Control Arrangements

     The Company, or its subsidiary, has entered into an employment agreement with the following named executive officers:


        Name                            Length            Commencing            Base Salary
---------------------------         --------------     ------------------     ---------------
Richard J. Sullivan                  5 Years  (1)      March 1, 2000          $ 450,000   (2)
Garrett A. Sullivan                  5 Years  (1)      March 1, 2000            165,000
Mercedes Walton                      3 Years  (3)      January 1, 2001          300,000   (4)
Jerome C. Artigliere                 5 Years  (1)      November 22, 2000        175,000
David I. Beckett                     3 Years           January 10, 2000         160,000
Michael E. Krawitz                   5 Years           April 12, 1999           160,000   (5)
David A. Loppert                     5 Years  (1)      March 1, 2000            250,000   (6)

---------------------------

(1) Automatically renewed for successive additional one-year terms on each anniversary.
(2)  Provides for a minimum annual bonus of $140,000.
(3) Automatically renews for successive additional one-year terms on each anniversary commencing January 1, 2004.
(4) Provides for options to purchase up to 1,750,000 shares of the Company's common stock at an exercise price equal to 85% of the fair market value of the Company's common stock on January 1, 2001, as determined pursuant to the Company's 1999 Flexible Stock Plan, and options to purchase up to 300,000 shares of common stock of Digital Angel Corporation at an exercise price equal to 85% of the fair market value of the Company's common stock on January 1, 2001 as determined pursuant to the Digital Angel Corporation Flexible Stock Plan.
(5)  Effective April 1, 2000.
(6) Effective January 1, 2001, with SysComm International Corporation, a subsidiary of the Company.

     In 1997, the Company entered into employment agreements with Richard J. Sullivan, Chairman, and Garrett A. Sullivan. These agreements were amended and restated effective March 1, 2000. In addition, during 2000, the Company entered into employment agreements with Mercedes Walton and Jerome Artigliere. Such employment agreements include certain "change of control" provisions. Upon a change of control all unvested stock options become immediately exercisable. Also, at the employee's option, he or she may terminate his or her employment under the agreement at any time within one year after such change of control. In such event, the Company shall pay to the employee a severance payment equal to the maximum amount which would not result in such payment being an excess parachute payment as defined in the Internal Revenue Code of 1986, as amended (the "Code") which would be subject to an excise tax. Additionally, upon termination of employment for any reason other than for breach under the agreement, Garrett Sullivan and David Loppert shall be entitled to receive from the Company 60 equal monthly payments of 8.333% of his compensation from the Company over the 12-month period for which his compensation was the greatest, and Mr. Richard Sullivan shall receive 60 monthly payments of $37,500 each. These payments are reduced by any severance payments. Such employment agreements also provide that, if any payments from the Company are subject to the excise tax described above, the Company will make a gross up payment in an amount which covers the excise tax due plus the excise and income taxes payable on the gross up payment. Mr. Richard Sullivan's agreement provides that he may elect to receive a percentage of his salary for each 12-month period in the Company's Common Stock. For the twelve-month period commencing January 1, 2000, Mr. Sullivan did not elect to receive any of his compensation in stock. In addition, the Company agreed to transfer to Richard Sullivan certain other property valued at approximately $0.5 million upon his relocation to the Palm Beach, Florida area. The Company would also be required to make a gross up payment that covers all U.S. federal and state income taxes payable by Mr. Sullivan, if any, as a result of the transfer.

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

     In January 2001, the Company entered into an employment agreement with Mercedes Walton, President and Chief Operating Officer. The employment agreement includes certain "change of control" provisions. Upon a change of control, all options granted to Ms. Walton immediately become vested and exercisable. Also, at Ms. Walton's option, she may terminate her employment under the agreement at any time within one year after such change of control. In the event that Ms. Walton's employment is terminated by the Company other than for "cause" within one year following a change of control or in the event that Ms. Walton terminates her employment with "good reason" in anticipation of a change of control, the Company shall pay to Ms. Walton a severance payment equal to three times the sum of Ms. Walton's base compensation and target annual bonus, which amount shall be payable to Ms. Walton in a lump sum within thirty days of the date of termination. The employment agreement also provides that, if any payments from the Company are subject to the excise tax on excess parachute payments, the Company will make a gross up payment in an amount which covers the excise tax due plus the excise, income and payroll taxes payable on the gross up payment. Additionally, upon termination of Ms. Walton's employment either by the Company for any reason other than cause or by Ms. Walton for good reason, Ms. Walton will be entitled to receive her base compensation for the period that commences on the date of termination and terminates on the later of (i) the expiration of the then effective "employment term" and (ii) one year following the date of termination plus an amount equal to her target annual bonus and a pro rata portion of her annual bonus for the year of termination.

     In 1997, the Company entered into an employment agreement with David A. Loppert, Senior Vice President, and Chief Executive Officer of SysComm International Corporation. This agreement was amended and restated effective March 1, 2000, and was amended again on December 14, 2000. The employment agreement, as amended, provides that Mr. Loppert is to serve as SysComm's Chief Executive Officer and continue to serve the Company on a part-time basis (but in no event more than 10% of Mr. Loppert's business time). The employment agreement includes certain "change of control" provisions. Upon a change of control of the Company, all unvested stock options become immediately exercisable. Also, at Mr. Loppert's option, he may terminate his employment under the agreement at any time within one year after such change of control. In such event, SysComm shall pay to Mr. Loppert a severance payment equal to the maximum amount that would not result in such payment being an excess parachute payment as defined in the Code that would be subject to an excise tax. Additionally, upon termination of employment for any reason other than for breach under the agreement, Mr. Loppert shall be entitled to receive from SysComm 60 equal monthly payments of 8.333% of his compensation from the Company and SysComm over the 12-month period for which his compensation was the greatest. These payments are reduced by any severance payments. The employment agreement also provides that, if any payments from the Company and SysComm are subject to the excise tax described above, SysComm will make a gross up payment in an amount which covers the excise tax due plus the excise and income taxes payable on the gross up payment.

     In November 2000, the Company entered into an employment agreement with Jerome C. Artigliere, Senior Vice President, Chief Financial Officer and Assistant Treasurer. The employment agreement includes certain "change of control" provisions. Upon a change of control of the Company, all unvested stock options become immediately vested exercisable. Also, at Mr. Artigliere's option, he may terminate his employment under the agreement at any time within one year after such change of control. In such event, the Company shall pay to Mr.

Artigliere a severance payment equal to three times Mr. Artigliere's "base amount" as defined in Section 280G of the Code minus one dollar. The employment agreement also provides that, if any payments from the Company are subject to the excise tax on excess parachute payments, the Company will make a gross up payment in an amount which covers the excise tax due plus the excise and income taxes payable on the gross up payment.

     In January 2000, the Company entered into an employment agreement with David I. Beckett, Senior Vice President, General Counsel, and Assistant Secretary. The agreement provides that in the event Mr. Beckett's employment is terminated either by the Company other than for "cause" or by Mr. Beckett for "good reason," Mr. Beckett will continue to receive his base compensation and other benefits for the remainder of the employment term under the agreement as if such termination had not occurred.

     In March 1999, the Company entered into an employment agreement with Michael Krawitz, Senior Vice President, Strategic Initiatives, and Assistant Secretary. The agreement was amended in June 1999 and in April 2000. The agreement provides that in the event Mr. Krawitz's employment is terminated either by the Company other than for "cause" or by Mr. Krawitz for "good reason," Mr. Krawitz will continue to receive his base compensation for the remainder of the employment term under the agreement as if such termination had not occurred. Upon any such termination, the payment of any other benefits will be determined by the Board in accordance with the Company's plans, policies and practices.

     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Ownership of Equity Securities in the Company

     The following table sets forth information regarding beneficial ownership of the Company's common stock by each director and by each executive officer named in the Summary Compensation Table and by all the directors and executive officers as a group as of December 31, 2000:

                  Name                       Aggregate Number of       Percent of Outstanding
                                             Shares Beneficially               Shares
                                                  Owned(1)
---------------------------------------      --------------------      ----------------------
Richard J. Sullivan                                 6,097,724 (2)               6.0%
Garrett A. Sullivan                                 1,813,468                   1.8%
Richard S. Friedland                                  236,000                    *
Arthur F. Noterman                                    556,000                    *
Daniel E. Penni                                     1,020,065                   1.0%
Angela M. Sullivan                                  1,608,475 (2)               1.6%
Constance K. Weaver                                   379,000                    *
Mercedes Walton                                           ---                   ---
Jerome C. Artigliere                                   97,311                    *
David I. Beckett                                       37,667                    *
Michael E. Krawitz                                    100,224                    *
David A. Loppert                                      712,310                    *
All Directors and Executive Officers as            13,032,086                  12.8%
a Group (20 Persons)
-----------------------

* Represents less than 1% of the issued and outstanding shares of Common Stock of the Company.

(1) This table includes presently exercisable stock options. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Richard J. Sullivan - 4,185,000; Garrett A. Sullivan - 1,382,500; Richard S. Friedland - 150,000; Arthur F. Noterman - 375,000; Daniel E. Penni - 375,000; Angela M. Sullivan - 350,000; Constance K. Weaver - 285,000; Mercedes Walton -0; Jerome C. Artigliere - 75,000; David I. Beckett - 16,667; Michael E. Krawitz - 75,000; David A. Loppert - 448,600; and all directors and executive officers as a group - 7,976,100.
(2) Includes 259,598 shares owned by The Bay Group and 367,177 shares owned by Great Bay Technology, Inc. The Bay Group is controlled by Richard J. Sullivan and Angela M. Sullivan. Great Bay Technology, Inc. is controlled by Richard J. Sullivan, Angela M. Sullivan and Stephanie Sullivan.

     The following table sets forth information concerning warrants to purchase shares of the Company's common stock which are owned beneficially by directors and the named executive officers of the Company, individually and as a group, as of December 31, 2000:

               Name                    Class of        Number of     Percent of Class   Exercise price Per
                                       Warrants      Warrants (1)                              Share
-------------------------------      ------------    ------------    ----------------   ------------------
Richard J. Sullivan (2)                Class K          250,000            100%               $ 5.31
                                       Class S          376,700            100                  2.00
Garrett A. Sullivan                      ---              ---              ---                  ---
Richard S. Friedland                     ---              ---              ---                  ---
Arthur F. Noterman                       ---              ---              ---                  ---
Daniel E. Penni                          ---              ---              ---                  ---
Angela M. Sullivan (2)                 Class K          250,000            100                  5.31
                                       Class S          376,700            100                  2.00
Constance K. Weaver                      ---              ---              ---                  ---
Mercedes Walton                          ---              ---              ---                  ---
Jerome C. Artigliere                     ---              ---              ---                  ---
David I. Beckett                         ---              ---              ---                  ---
Michael E. Krawitz                       ---              ---              ---                  ---
David A. Loppert                         ---              ---              ---                  ---
All Directors and Executive
   Officers as a Group                 Class K          250,000            100                  5.31
(20 Persons)                           Class S          376,700            100                  2.00
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

     Principal Stockholders

     Set forth in the table below is information as of December 31, 2000 with respect to persons known to the Company (other than the directors and executive officers shown in the preceding table) to be the beneficial owners of more than five percent of the Company's issued and outstanding Common Stock:

       Name and Address              Number of Shares        Percent Of Class
                                    Beneficially Owned
------------------------------      ------------------       ----------------

            None

     Changes in Control

     On October 26, 2000, the Company issued $26 million in stated value of its Series C preferred stock, with an initial conversion price of $7.56 per share, to a select group of institutional investors in a private placement. The conversion price has been reduced to $5.672 in accordance with the Certificate of Designation related to the Series C preferred stock. In addition, the investors have the option to convert at an "alternative conversion price", which is a percentage of the average closing price for the 10 trading days preceding the date of notice of conversion. The initial percentage was 140% of the average closing price and declines, in stages, ending at 110% on June 24, 2001. It is currently at 125%. Furthermore, if a "triggering event" occurs, as more fully described in Item 7 under "Recent Developments - Private Placement of Series C Preferred Stock and Related Warrants", the holders would be entitled to convert at a price per share equal to 50% of the lowest closing price during the occurrence of such triggering event. The investors also have the option to purchase up to an additional $26 million in stated value of Series C preferred stock for an aggregate purchase price of $20 million, for a period of ten months following the effectiveness of the registration statement related to the Company's common stock into which the Series C preferred stock is convertible.

         As a result of the foregoing, the conversion of the Series C preferred stock into shares of the Company's common stock may cause the issuance of a number of shares of our common stock large enough to constitute a change of control.

         Based on the current market value of the Company's common stock and the current applicable alternative conversion price, the conversion of the Series C preferred stock into shares of the Company's common stock would not constitute a change of control. However, should the investors exercise their option to purchase additional shares of Series C preferred stock, or should the Company's stock price decline or should a triggering event occur, the conversion of the Series C preferred stock could result in a change in control of the Company.

         Except as discussed above in relation to the conversion of the Company's Series C preferred stock, there are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.


     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Indebtedness of Management

     Daniel E. Penni, a member of the Company's board of directors, has executed a revolving line of credit promissory note in favor of Applied Digital Solutions Financial Corp., a subsidiary of the Company, in the amount of $450,000. The promissory note is payable on demand, with interest payable monthly on the unpaid principal balance at the rate equal to one percentage point above the base rate announced by State Street Bank and Trust Company (which interest rate shall fluctuate contemporaneously with changes in such base rate). As of December 31, 2000, $420,000 had been advanced under this note.

     David I. Beckett, the Company's Senior Vice President, has executed a promissory note in favor of the Company in the amount of $115,000. The promissory note is due on demand, non-interest bearing and is secured by a mortgage on real property. As of December 31, 2000 $115,000 was outstanding. Imputed interest is included in the "Summary Compensation Table" above in the "Other Annual Compensation" column.

     David A. Loppert, the Company's Senior Vice President, has executed a promissory note in favor of the Company in the amount of $260,000. The promissory note is non-interest bearing and was executed as consideration for the purchase by Mr. Loppert of 100,000 shares of the Company's Common Stock. As of December 31, 2000 $90,000 was outstanding. Imputed interest is included in the "Summary Compensation Table" above in the "Other Annual Compensation" column.

     On September 27, 2000, the following named executive officers exercised options granted to them under the Company's 1999 Flexible Stock Plan to purchase shares of the Company's common stock. Under the terms of the grant, the named executive officers each executed a delivered an interest bearing promissory note and stock pledge agreement to the Company in consideration for the purchase of the shares, as follows:

Named Executive Officer          Amount       Interest Rate        Due Date
-----------------------          ------       -------------        --------
Richard J. Sullivan            $1,375,000         6.0%         September 27,2003
Garrett A. Sullivan             1,179,750         6.0          September 27,2003
Jerome C. Artigliere               57,750         6.0          September 27,2003
David I. Beckett                   57,750         6.0          September 27,2003
Michael E. Krawitz                 57,750         6.0          September 27,2003
David A. Loppert                  588,500         6.0          September 27,2003

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

(b)           Reports on Form 8-K

               (i) On October 24, 2000, we filed a Current Report on Form 8-K which included a copy of the Second Amended and Restated Term and Revolving Credit Agreement dated October 17, 2000 between IBM Credit Corporation, the Company, and others.
               (ii) On October 24, 2000, we filed a Current Report on Form 8-K which included a copy of the Second Amended and Restated Term and Revolving Credit Agreement dated October 17, 2000 between IBM Credit Corporation, the Company, and others.
               (iii) On November 1, 2000, we filed a Current Report on Form 8-K which included a copy of the Agreement and Plan of Merger, dated as of October 18, 2000, between the Company and Pacific Decision Sciences Corporation.
               (iv) On December 5, 2000, we filed a Current Report on Form 8-K which included a copy of the an acquisition agreement between the Company and MCY.com dated as of October 19, 2000.
               (v) On December 29, 2000, we filed a Current Report on Form 8-K/A which amended the Form 8-K filed on November 1, 2000 to include financial statements and pro forma financial information.

(c)           Exhibits - Included in Item 14(a)(3) above.

                              REPORT OF MANAGEMENT

Management is responsible for the preparation, integrity and objectivity of the accompanying financial statements and related information. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and include amounts that are based on our best judgments with due consideration given to materiality.

Management maintains a system of internal accounting controls monitored by a staff of professionally trained internal auditors who travel worldwide. The system is designed to provide reasonable assurance, at reasonable cost, that assets are safeguarded and that transactions and events are recorded properly. The internal accounting control system is augmented by appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Business Conduct adopted by the Company's Board of Directors, applicable to all employees of the Company and its subsidiaries. In our opinion, the Company's internal accounting controls provide reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and for maintaining accountability of assets.

PricewaterhouseCoopers LLP, the Company's independent accountants, are recommended by the Audit Committee of the Board of Directors, selected by the Board of Directors and ratified by the Company's shareholders. PricewaterhouseCoopers LLP maintains an understanding of internal controls and conducts such tests and other auditing procedures considered necessary in the circumstances to express their opinion in the report that follows.

The Audit Committee of the Company's Board of Directors, composed entirely of independent Directors who are not officers of the Company, meets with the independent auditors, management and internal auditors periodically to discuss internal accounting controls and auditing and financial reporting matters. The Committee reviews with the independent auditors, the scope and results of the audit effort. The Committee also meets periodically with the independent auditors and the director of internal audit without management present to ensure that the independent auditors and the director of internal audit have free access to the Committee.

RICHARD J. SULLIVAN                      MERCEDES WALTON                JEROME C. ARTIGLIERE
Chairman, Board of Directors and         President and                  Senior Vice President and
Chief Executive Officer                  Chief Operating Officer        Chief Financial Officer

March 19, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
   Shareholders of Applied Digital Solutions, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Applied Digital Solutions, Inc. and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has suffered significant losses from continuing operations and discontinued operations in 2000 and expects to incur a net loss from continuing operations for 2001 with positive earnings in 2001 before amortization and depreciation. The Company was in violation of certain covenants of its debt agreement as of December 31, 2000. As of March 30, 2001 the Company amended its term and revolving credit agreement which matures May 2002. The Company's plan for providing adequate liquidity during fiscal year 2001 is set forth in Note 2 to the financial statements.

/s/ PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP
St. Louis, Missouri
March 19, 2001
    Except as to Notes 2 and 13
    which are as of March 30, 2001

                                    APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------
                                              CONSOLIDATED BALANCE SHEETS
                                            (In thousands, except par value)
                                                         ASSETS
                                                                                                      DECEMBER 31,
                                                                                                 ----------------------
                                                                                                      2000         1999
                                                                                                 ----------------------
CURRENT ASSETS
   Cash and cash equivalents                                                                     $   8,039    $   2,181
   Due from buyer of divested subsidiary                                                                --       31,302
   Accounts receivable and unbilled receivables (net of allowance
      for doubtful accounts of $1,681 in 2000 and $1,047 in 1999)                                   43,890       18,789
   Inventories                                                                                      12,311        7,751
   Notes receivable                                                                                  5,711        2,984
   Other current assets                                                                             16,041        3,713
-----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                                85,992       66,720

NET ASSETS OF DISCONTINUED OPERATIONS                                                                8,076       75,284

PROPERTY AND EQUIPMENT, NET                                                                         21,368        6,649

NOTES RECEIVABLE                                                                                    12,898        3,298

GOODWILL, NET                                                                                      166,024       24,285

OTHER ASSETS                                                                                        25,093       10,369
-----------------------------------------------------------------------------------------------------------------------

                                                                                                 $ 319,451    $ 186,605
=======================================================================================================================
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                                                 $     657    $  22,139
   Current maturities of long-term debt                                                              4,571        7,516
   Accounts payable                                                                                 16,945        6,707
   Accrued expenses                                                                                 16,361        5,010
   Due to sellers of acquired subsidiary                                                             9,465       15,000
   Earnout and put accruals                                                                         18,245        2,745
-----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                           66,244       59,117

LONG-TERM DEBT AND NOTES PAYABLE                                                                    69,146       33,260
-----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                                  135,390       92,377
-----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (SEE NOTES 2, 3, 17, AND 21)
-----------------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                                    4,879        1,292
-----------------------------------------------------------------------------------------------------------------------

REDEEMABLE PREFERRED STOCK - SERIES C                                                               13,440           --
-----------------------------------------------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK OPTIONS - SERIES C                                                        5,180           --
----------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
   Preferred shares:
   Authorized 5,000 shares in 2000 and 1999 of $10 par value; special voting, no shares issued and outstanding in 2000 and 1 share issued and outstanding in 1999, Class B voting, no shares issued or outstanding
      in 2000 and 1 share issued and outstanding in 1999                                                --           --
   Common shares:
   Authorized 245,000 shares in 2000 and 80,000 shares in 1999 of $.001 par value; 103,063 shares issued and 101,487 shares outstanding in 2000
      and 51,116 shares issued and 48,260 shares outstanding in 1999                                   103           51
   Additional paid-in capital                                                                      266,573       87,470
   (Accumulated deficit) retained earnings                                                         (99,478)      12,664
   Common stock warrants                                                                             1,406           --
   Treasury stock (carried at cost, 1,216 shares in 2000, 2,856 shares in 1999)                     (2,803)      (7,313)
   Accumulated other comprehensive (loss) income                                                      (729)          64
   Notes received from shares issued                                                                (4,510)          --
-----------------------------------------------------------------------------------------------------------------------
TOTAL PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY                                 160,562       92,936
-----------------------------------------------------------------------------------------------------------------------

                                                                                                 $ 319,451    $ 186,605
=======================================================================================================================

--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.

                                    APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (In thousands, except per share data)


                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------------
                                                                                   2000             1999            1998
                                                                             -------------------------------------------
PRODUCT REVENUE                                                              $  110,617        $  82,743       $  66,462
SERVICE REVENUE                                                                  24,149           46,321           7,881
------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                   134,766          129,064          74,343

COSTS OF GOODS AND SERVICES SOLD                                                 82,475           74,299          39,856
------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                                     52,291           54,765          34,487

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                    (64,500)         (58,960)        (32,120)
DEPRECIATION AND AMORTIZATION                                                   (11,073)          (6,560)         (2,913)
RESTRUCTURING AND UNUSUAL COSTS                                                  (6,383)          (2,550)             --
GAIN ON SALE OF SUBSIDIARIES                                                        486           20,075             733
INTEREST INCOME                                                                   1,095              422             291
INTEREST EXPENSE                                                                 (5,901)          (3,478)         (1,070)
------------------------------------------------------------------------------------------------------------------------

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE (BENEFIT) PROVISION
   FOR INCOME TAXES AND MINORITY INTEREST                                       (33,985)           3,714            (592)
(BENEFIT) PROVISION FOR INCOME TAXES                                             (5,040)           1,180             670
------------------------------------------------------------------------------------------------------------------------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST               (28,945)           2,534          (1,262)
MINORITY INTEREST                                                                   229              (46)            120
------------------------------------------------------------------------------------------------------------------------

(LOSS) INCOME FROM CONTINUING OPERATIONS                                        (29,174)           2,580          (1,382)
------------------------------------------------------------------------------------------------------------------------

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES (BENEFIT)
   OF $(13,614) IN 2000, $1,980 IN 1999, AND $1,918 IN 1998                     (75,702)           3,012           6,072
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS, CONSISTING
   OF $8,573 FOR OPERATING LOSSES DURING THE PHASE-OUT PERIOD,
   NET OF TAX BENEFIT OF $1,307                                                  (7,266)              --              --
------------------------------------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE EXTRAORDINARY LOSS                                        (112,142)           5,592           4,690

EXTRAORDINARY LOSS (NET OF TAXES OF $89)                                             --              160              --
------------------------------------------------------------------------------------------------------------------------

NET (LOSS) INCOME                                                              (112,142)           5,432           4,690
PREFERRED STOCK DIVIDENDS                                                           191               --              44
ACCRETION OF BENEFICIAL CONVERSION FEATURE OF REDEEMABLE PREFERRED
   STOCK - SERIES C                                                               3,857
------------------------------------------------------------------------------------------------------------------------

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS                           $ (116,190)       $   5,432       $   4,646
========================================================================================================================

EARNINGS PER COMMON SHARE - BASIC
   (LOSS) INCOME FROM CONTINUING OPERATIONS                                  $     (.52)       $     .06       $    (.05)
   (LOSS) INCOME FROM DISCONTINUED OPERATIONS                                     (1.30)             .06             .19
   EXTRAORDINARY LOSS                                                                --               --              --
------------------------------------------------------------------------------------------------------------------------

NET (LOSS) INCOME PER COMMON SHARE - BASIC                                   $    (1.82)       $     .12       $     .14
========================================================================================================================

EARNINGS PER SHARE - DILUTED
   (LOSS) INCOME FROM CONTINUING OPERATIONS                                  $     (.52)       $     .05       $    (.05)
   (LOSS) INCOME FROM DISCONTINUED OPERATIONS                                     (1.30)             .06             .17
   EXTRAORDINARY LOSS                                                                --               --              --
------------------------------------------------------------------------------------------------------------------------

NET (LOSS) INCOME PER COMMON SHARE - DILUTED                                 $    (1.82)       $     .11       $     .12
========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                     63,825           46,814          32,318
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                   63,825           50,086          34,800

--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.

                                         APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------------

                                             CONSOLIDATED STATEMENTS OF PREFERRED STOCK,
                                             COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                                                            PAGE 1 OF 2
                                        For the Years Ended December 31, 2000, 1999, and 1998
                                                           (In thousands)

                                                                                                 RETAINED
                                          PREFERRED STOCK      COMMON STOCK     ADDITIONAL       EARNINGS      COMMON
                                         ----------------- -------------------     PAID-IN   (ACCUMULATED       STOCK   TREASURY
                                           NUMBER   AMOUNT     NUMBER   AMOUNT     CAPITAL        DEFICIT)   WARRANTS      STOCK
                                         ---------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1997                    --      $--     20,672     $ 21    $ 33,680        $ 2,586         $--    $    --
   Net income                                  --       --         --       --          --          4,690          --         --
   Comprehensive income -
      foreign currency translation             --       --         --       --          --             --          --         --
                                                                                                  -------
   Total comprehensive income                  --       --         --       --          --          4,690          --         --
   Issuance of common shares                   --       --         50       --         100             --          --         --
   Issuance of common shares
      for acquisitions                         --       --     12,511       12      18,770             --          --         --
   Issuance of preferred shares                --       --         --       --       6,020             --          --         --
   Conversion of preferred
      shares to common shares                  --       --      1,600        2          (2)            --          --         --
   Warrants redeemed for common shares         --       --        850        1       1,949             --          --         --
   Preferred dividends paid                    --       --         --       --          --            (44)         --         --
   Common shares repurchased                   --       --         --       --          --             --          --       (337)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1998                    --       --     35,683       36      60,517          7,232          --       (337)
   Net income                                  --       --         --       --          --          5,432          --         --
   Comprehensive income
      Foreign currency translation             --       --         --       --          --             --          --         --
      Unrealized gain on securities            --       --         --       --          --             --          --         --
                                                                                                  -------
   Total comprehensive income                  --       --         --       --          --          5,432          --         --
   Issuance of common shares                   --       --      2,808        3       3,683             --          --         --
   Issuance of common shares
      for acquisitions                         --       --     11,701       11      19,016             --          --         --
   Warrants redeemed for common shares         --       --        924        1       2,429             --          --         --
   Tax effect of exercise of
      non-qualified stock options              --       --         --       --       1,825             --          --         --
   Common shares repurchased                   --       --         --       --          --             --          --     (6,976)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1999
   (CARRIED FORWARD)                           --       --     51,116       51      87,470         12,664          --     (7,313)


                                            ACCUMULATED
                                                  OTHER           NOTES            TOTAL
                                          COMPREHENSIVE    RECEIVED FOR    STOCKHOLDERS'
                                            INCOME(LOSS)  SHARES ISSUED           EQUITY
                                          ----------------------------------------------

BALANCE - DECEMBER 31, 1997                    $     (2)            $--         $ 36,285
   Net income                                        --              --            4,690
   Comprehensive income -
      foreign currency translation                  114              --              114
                                               --------                         --------
   Total comprehensive income                       114              --            4,804
   Issuance of common shares                         --              --              100
   Issuance of common shares
      for acquisitions                               --              --           18,782
   Issuance of preferred shares                      --              --            6,020
   Conversion of preferred
      shares to common shares                        --              --               --
   Warrants redeemed for common shares               --              --            1,950
   Preferred dividends paid                          --              --              (44)
   Common shares repurchased                         --              --             (337)
----------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1998                         112              --           67,560
   Net income                                        --              --            5,432
   Comprehensive income
      Foreign currency translation                  (36)             --              (36)
      Unrealized gain on securities                 (12)             --              (12)
                                               --------                         --------
   Total comprehensive income                       (48)             --            5,384
   Issuance of common shares                         --              --            3,686
   Issuance of common shares
      for acquisitions                               --              --           19,027
   Warrants redeemed for common shares               --              --            2,430
   Tax effect of exercise of
      non-qualified stock options                    --              --            1,825
   Common shares repurchased                         --              --           (6,976)
----------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1999
   (CARRIED FORWARD)                                 64              --           92,936

--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.

                                         APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------------

                                             CONSOLIDATED STATEMENTS OF PREFERRED STOCK,
                                             COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                                                            PAGE 2 OF 2
                                        For the Years Ended December 31, 2000, 1999, and 1998
                                                           (In thousands)

                                                                                                  RETAINED
                                            PREFERRED STOCK      COMMON STOCK     ADDITIONAL      EARNINGS     COMMON
                                           ----------------- -------------------     PAID-IN  (ACCUMULATED      STOCK   TREASURY
                                             NUMBER   AMOUNT     NUMBER   AMOUNT     CAPITAL       DEFICIT)  WARRANTS      STOCK
                                           -------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1999
   (BROUGHT FORWARD)                            --      $ --     51,116    $  51   $  87,470    $   12,664    $    --   $ (7,313)
   Net loss                                     --        --         --       --          --      (112,142)        --         --
   Comprehensive loss -
      Foreign currency translation              --        --         --       --          --            --         --         --
                                                                                                ----------
   Total comprehensive loss                     --        --         --       --          --      (112,142)        --         --
   Issuance of warrants attached to
      redeemable preferred shares               --        --         --       --          --            --        627         --
   Accretion of beneficial conversion
      feature of redeemable preferred
      shares                                    --        --         --      --       (3,857)           --         --         --
   Dividends accrued on redeemable
      preferred stock                           --        --         --       --        (191)           --         --         --
   Beneficial conversion feature of
      redeemable preferred stock                --        --         --       --       3,857            --         --         --
   Issuance of common shares                    --        --      1,862(1)     2       4,838            --         --         --
   Issuance of common shares for
      investment                                --        --      3,123        3       7,997
   Issuance of common shares for
      acquisitions                              --        --     46,226       46     160,273            --         --         --
   Issuance of common stock warrants
      for acquisition                           --        --         --       --          --            --      1,656         --
   Warrants redeemed for common shares          --        --        736        1       2,118            --       (877)        --
   Notes receivable for shares issued           --        --         --       --          --            --         --      4,510(2)
   Tax effect of exercise of non-qualified
      stock options                             --        --         --       --       4,068            --         --         --
--------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2000                     --      $ --    103,063    $ 103   $ 266,573    $  (99,478)   $ 1,406   $ (2,803)
================================================================================================================================



                                                 ACCUMULATED
                                                       OTHER           NOTES            TOTAL
                                               COMPREHENSIVE    RECEIVED FOR    STOCKHOLDERS'
                                                INCOME(LOSS)   SHARES ISSUED           EQUITY
                                                ---------------------------------------------

BALANCE - DECEMBER 31, 1999
   (BROUGHT FORWARD)                                 $    64              --        $  92,936
   Net loss                                               --              --         (112,142)
   Comprehensive loss -
      Foreign currency translation                      (793)             --             (793)
                                                     -------                        ---------
   Total comprehensive loss                             (793)             --         (112,935)
   Issuance of warrants attached to
      redeemable preferred shares                         --              --              627
   Accretion of beneficial conversion
      feature of redeemable preferred
      stock                                               --              --           (3,857)
   Dividends accrued on redeemable
      preferred stock                                     --              --             (191)
   Beneficial conversion feature of
      redeemable preferred stock                          --              --            3,857
   Issuance of common shares                              --              --            4,840
   Issuance of common shares for
      investment                                          --              --            8,000
   Issuance of common shares for
      acquisitions                                        --              --          160,319
   Issuance of common stock warrants
      for acquisition                                     --              --            1,656
   Warrants redeemed for common shares                    --              --            1,242
   Notes receivable for shares issued                     --          (4,510)              --
   Tax effect of exercise of non-qualified
      stock options                                       --              --            4,068
---------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2000                          $  (729)       $ (4,510)       $ 160,562
=============================================================================================

(1) Includes 208 shares exercised under the employee stock purchase plan and 37 shares issued for services.
(2) Includes 1,640 shares for options exercised.


--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.


                                    APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In thousands)

                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------------
                                                                                     2000            1999          1998
                                                                               ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                           $ (112,142)     $    5,432     $   4,690
   Adjustments to reconcile net (loss) income
      to net cash used in operating activities:
         Loss (income) from discontinued operations                                82,968          (3,012)       (6,072)
         Depreciation and amortization                                             11,073           6,560         2,913
         Deferred income taxes                                                    (16,639)         (1,618)          372
         Minority interest                                                            229             (46)          120
         Gain on sale of subsidiary                                                  (486)        (20,075)         (733)
         (Gain) loss on sale of assets                                               (466)            160           (48)
         Reserve on investments                                                        --           1,000            --
         Non-cash portion of restructuring cost                                     6,383           1,522            --
         Net change in operating assets and liabilities                            (5,577)         (3,046)       (5,180)
         Net cash (used in) provided by discontinued operations                    (8,761)         (1,256)        1,327
-----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                             (43,418)        (14,379)       (2,611)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Increase) decrease in notes receivable                                         31,457            (685)       (1,202)
   Proceeds from sale of assets                                                       939             592           429
   Proceeds from sale of subsidiaries                                               2,821              --            --
   Payments for property and equipment                                             (8,391)         (3,776)       (1,008)
   Payment for asset and business acquisition (net of cash balances acquired)      (9,141)        (16,917)       (1,483)
   Increase in other assets                                                          (963)         (2,362)       (3,676)
   Net cash provided by (used in) discontinued operations                           1,708          (4,447)         (820)
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                18,430         (27,595)       (7,760)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net amounts borrowed (paid) on notes payable                                     2,234          (3,332)       16,346
   Proceeds on long-term debt                                                      15,971          51,143            --
   Payments for long-term debt                                                    (11,553)         (9,536)       (2,459)
   Other financing costs                                                             (835)         (2,863)           --
   Issuance of common shares                                                        5,957           5,237         1,354
   Issuance of preferred shares, related options and warrants                      19,056              --            --
   Repurchase of common stock                                                          --              --          (337)
   Redemption of preferred shares                                                      --              --          (900)
   Preferred stock dividends paid                                                      --              --           (44)
   Net cash provided by (used in) discontinued operations                              16           1,570        (7,610)
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          30,846          42,219         6,350
-----------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                     5,858             245        (4,021)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                       2,181           1,936         5,957
-----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                        $    8,039      $    2,181     $   1,936
=======================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                           $      660      $      226     $   1,862
   Interest paid                                                                    5,722           3,177         1,021
-----------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.

              APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (IN THOUSANDS)


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Applied Digital Solutions, Inc. and subsidiaries (the Company) is an information management technology company. The Company delivers Intelligent Integrated Information solutions through its "I(3) Services Platform." Solutions are delivered through three core business units, Applications, Services and Advanced Wireless. The I(3) Services Platform is the next generation of CTII(TM), or computer, telephony and Internet integration. The I(3) Services Platform provides value by enabling our clients to collect, organize, analyze, warehouse and disseminate information.

         In March 2001, the Company's board of directors approved the sale of the Company's IntelleSale business segment and all of the Company's other non-core businesses. Results of operations, financial condition and cash flows now reflect these operations as "Discontinued Operations" and prior periods have been restated. See Note 6.

         The Company is currently organized into three segments as follows:

         APPLICATIONS - provides proprietary software applications for large retail application environments, including point of sale, data acquisition, asset management and decision support systems and develops programs for portable data collection equipment, including wireless hand-held devices. We equip our customers with the necessary tools and support services to enable them to make a successful transition to implementing e-business practices, Call Center Solutions, Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) solutions, website design, and application and internet access services to customers of our other divisions. We are also involved in the design, manufacture and support of satellite communication technology including satellite modems, data broadcast receivers and wireless global positioning systems for commercial and military applications.

         SERVICES is comprised of two business units:

             TELEPHONY - implements telecommunications and Computer Telephony Integration (CTI) solutions for e-business. We integrate a wide range of voice and data solutions from communications systems to voice over Internet Protocol and Virtual Private Networking (VPN). We provide complete design, project management, cable/fiber infrastructure, installation and on-going support for the customers we support.

             NETWORKS - is a professional services organization dedicated to delivering quality e-business services and support to our client partners, providing e-business infrastructure design and deployment, personal and mid-range computer solutions and network infrastructure for the development of local and wide area networks as well as site analysis, configuration proposals, training and customer support services.

         ADVANCED WIRELESS - is engaged in the business of developing and bringing to market technology used to locate, monitor and identify animals, people and objects. The Company's advanced wireless business, Digital Angel Corporation, has three segments: the existing Animal Tracking Business, the newly developed Digital Angel technology and the Digital Angel Delivery System.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Applied Digital Solutions, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

         As further discussed in Note 3, the Company acquired businesses during 2000 and 1999 all of which have been accounted for under the purchase method of accounting.


         USE OF ESTIMATES

         The preparation of the financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

         FOREIGN CURRENCIES

         The Company's foreign subsidiaries use their local currency as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive (loss) income in the statement of preferred stock, common stock and other stockholders' equity.

         Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, are included in the results of operations as incurred. These amounts are not material to the financial statements.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         UNBILLED RECEIVABLES

         Unbilled receivables consist of certain direct costs and profits recorded in excess of amounts billable pursuant to contract provisions in connection with system installation projects and software licensing. Unbilled receivables included in accounts receivable was $0.4 million in 2000 and $0.5 million in 1999.

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

         PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost, less accumulated depreciation and amortization computed using straight-line and accelerated methods. Building and leasehold improvements are depreciated and amortized over periods ranging from 10 to 40 years and equipment is depreciated over periods ranging from 3 to 10 years. Repairs and maintenance, which do not extend the useful life of the asset, are charged to expense as incurred. Gains and losses on sales and retirements are reflected in income.

         GOODWILL AND OTHER INTANGIBLE ASSETS

         In conjunction with the Company's review for impairment of goodwill and other intangible assets in the fourth quarter of 2000, the Company reviewed the useful lives assigned to acquisitions and effective October 1, 2001, changed the lives to periods ranging from 5 to 10 years, down from periods ranging from 10 to 20 years. The impact in 2000 of this change was an increase in amortization of $3.5 million and a decrease in earnings per share of $.05. Goodwill and other intangible assets are stated on the cost basis and are amortized, principally on a straight-line basis, over the estimated future periods to be benefitted (ranging from 5 to 10 years). The Company reviews goodwill and other intangible assets quarterly for impairment whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. Included in factors to be considered are significant customer losses, changes in profitability due to sudden economic or competitive factors, change in managements' strategy for the business unit, or other factors arising in the quarterly period. The Company annually performs undiscounted cash flows analyses by business unit to determine if an impairment exists. For purposes of these analyses, earnings before interest, taxes, depreciation and amortization is used as the measure of cash flow. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Fair value is determined based on discounted cash flows. The discount rate utilized by the Company would be the rate of return expected from the market or the rate of return for a similar investment with similar risks.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

         PROPRIETARY SOFTWARE IN DEVELOPMENT

         In accordance with Statement of Financial Accounting Standards (FAS) 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detail program design to product specifications and has been reviewed for high-risk development issues, or to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The estimated useful life for the straight-line method is determined to be 2 to 5 years.

         ADVERTISING COSTS

         The Company generally expenses production costs of print advertisements the first date the advertisements take place. Advertising expense, included in selling, general and administrative expenses, was $0.4 million in 2000, $0.2 million in 1999 and $0.2 million in 1998.

         REVENUE RECOGNITION

         For programming, consulting and software licensing services and construction contracts, the Company recognizes revenue based on the percent complete for fixed fee contracts, with the percent complete being calculated as either the number of direct labor hours in the project to date divided by the estimated total direct labor hours or based upon the completion of specific task orders. It is the Company's policy to record contract losses in their entirety in the period in which such losses are foreseeable. For non fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job times the standard billing rate and adjusted to realizable value, if necessary. For product sales, the Company recognizes revenue in accordance with the applicable product's shipping terms. Revenue from royalties is recognized when licensed products are shipped. There are no significant post-contract support obligations at the time of revenue recognition. The Company's accounting policy regarding vendor and post-contract support obligations is based on the terms of the customers' contract, billable upon the occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized. The Company does not experience significant product returns, and therefore, management is of the opinion that no allowance for sales returns is necessary. The Company has no obligation for warranties on new hardware sales, because the warranty is provided by the manufacturer. The Company does not offer a warranty policy for services to customers.

         COST OF GOODS AND SERVICES SOLD

         Rules 5.03-2.1 and 2 of regulation S-X require the Company disclose costs of both product and service revenue. The Company is unable to comply with these rules at this time. The Company is in the process of implementing an enterprise based financial reporting system and will report product and service costs in its March 31, 2001 consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         SOFTWARE

         For those arrangements where the Company's contract calls only for the delivery of software with no additional obligations, revenue is recognized at the time of delivery, provided that there is a signed contract, delivery of the product has taken place, the fee is fixed by the contract and collectability is considered probable. For multiple element arrangements such as a contract that includes the delivery of software and a service arrangement, revenues allocated to the sale of the software are recognized when the software is delivered to the customer. Revenues allocated to the sale of the service agreement are recognized ratably over the term of the service agreement. A value is ascribed to each of the elements sold. This value is based on vendor specific objective evidence of fair value, regardless of any separate prices that may be stated in the contract. Vendor specific objective evidence of fair value is the price charged when the elements are sold separately. If an element is not yet being sold separately, the fair value is the price established by management having the relevant authority to do so. It is considered probable that the price established by management will not change before the separate introduction of the element. If the contract includes a discount, the discount is applied to the components of the contract which specifically apply. For those contracts where the discount is a fixed amount for the entire contract (i.e. not specifically identifiable with any of the contract elements), a proportionate amount of the discount is allocated to each element of the contract based on that element's fair value without regard to the discount. The Company's contracts do not include unspecified upgrades and enhancements. For those arrangements where the Company's contract to deliver software requires significant production modification or customization of the software, revenues are recognized using percentage of completion accounting. The service element of these contracts are essential to the functionality of other elements in the contract and are not accounted for separately. The cost to complete and extent of progress towards completion of these contracts can be reasonably ascertained based on the detailed tracking and recording of labor hours expended. Progress payments on these contracts are required and progress is measured using the efforts expended input measure.

         INCOME TAXES

         The Company accounts for income taxes under the asset and liability approach for the financial accounting and reporting for income taxes. Deferred taxes are recorded based upon the tax impact of items affecting financial reporting and tax filings in different periods. A valuation allowance is provided against net deferred tax assets where the Company determines realization is not currently judged to be more likely than not. Income taxes include U.S. and international taxes. The Company and its 80% or more owned U.S. subsidiaries file a consolidated federal income tax return.

         EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

         Income available to common stockholders has been adjusted to reflect preferred stock dividends and the accretion to the redemption value and beneficial conversion charge associated with the redeemable preferred stock - series C for the purpose of calculating earnings per share.
         Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants, conversion of preferred stock outstanding and contingently issuable shares.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

         COMPREHENSIVE INCOME

         The Company's comprehensive income consists of foreign currency translation adjustments and unrealized gains on securities, and is reported in the consolidated statements of preferred stock, common stock and other stockholders' equity.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement is effective for fiscal years commencing after June 15, 2000. In June 2000, the FASB issued FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FAS statement 133, which addresses implementation issues experienced by those companies that adopted FAS 133 early. The Company adopted these statements as of January 1, 2001 and, because of the Company's minimal use of derivative instruments, the Company does not believe that the adoption of these statements will have any effect on its results of operations, cash flows and financial condition.

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This Staff Accounting Bulletin summarizes certain of the staff's views on applying Generally Accepted Accounting Principles to revenue recognition in financial statements. On June 26, 2000, the SEC staff issued SAB No. 101B, which delayed the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company adopted this statement in the fourth quarter 2000 and such adoption did not have a material impact on the Company's results of operations, cash flows and financial condition.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

2.       DEBT COVENANT COMPLIANCE AND LIQUIDITY

         The Company generated a significant loss from operations in 2000. As a result, the Company was not in compliance with certain financial covenants of its loan agreement as of December 31, 2000. The Company's Term and Revolving Credit Agreement (Debt Agreement) with IBM Credit was amended and restated on October 17, 2000 and further amended on March 30, 2001. As of the date of the latest amendment, the Company was in compliance with the revised covenants.

         The Company's Debt Agreement contains certain quarterly financial covenants, which become more restrictive during 2001. The Company anticipates that they will continue to comply in 2001 with the quarterly financial covenants in the Debt Agreement. Management's current business plans for the Company anticipates significant year to year increases in revenues due to increased volumes, improved working capital management, reduced capital spending, successful implementation of on-going cost savings initiatives, improved operating efficiencies, and the disposition of non-core businesses.

         The Company currently expects to meet the amended Debt Agreement covenants throughout 2001, however, if business conditions are other than as anticipated or other unseen events occur, these may impact the Company's ability to remain in compliance. In the absence of a waiver or amendment to such financial covenants, such non-compliance would constitute a default under the applicable Debt Agreement, and IBM Credit would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such non-compliance appears likely, or occurs, the Company will seek IBM Credit's approval to renegotiate financial covenants and/or obtain waivers, as required. However, there can be no assurance that future amendments or waivers will be obtained. See footnote 13.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

3.       ACQUISITIONS AND DISPOSITIONS

         The following represents acquisitions which occurred in 2000 and 1999:

                                                                                       VALUE OF
                                                                                        SHARES,
                                                                                       WARRANTS   COMMON/
                                                                                      & OPTIONS PREFERRED
                                        DATE OF  PERCENT  ACQUISITION           CASH  ISSUED OR    SHARES  GOODWILL
                                    ACQUISITION ACQUIRED        PRICE  CONSIDERATION   ISSUABLE    ISSUED  ACQUIRED
                                    -------------------------------------------------------------------------------
2000 ACQUISITIONS
Independent Business Consultants       04/01/00     100%    $   5,547       $    747   $  4,800       958  $  5,109
P-Tech, Inc.                           04/01/00     100%        4,830             80      4,750     1,404     4,643
Timely Technology Corp.                04/01/00     100%        1,240            375        865       215       913
Computer Equity Corporation            06/01/00     100%       24,712          8,968     15,744     4,829    15,313
WebNet Services, Inc.                  07/01/00     100%          958             58        900       268       828
Destron Fearing Corporation            09/08/00     100%       84,646          1,376     83,270    20,821    74,818
Pacific Decision Sciences
    Corporation                        10/01/00     100%       28,139            120     28,019     8,569    25,220
SysComm International Corporation      12/01/00      55%        4,975          2,221      2,754     1,700        --
Transatlantic Software Corporation     12/18/00     100%        8,561            266      8,295     4,937     6,624

1999 ACQUISITIONS
Port Consulting, Inc.                  04/01/99     100%    $   1,292       $    671   $    621       303  $    800
Hornbuckle Engineering                 04/01/99     100%        5,103          2,605      2,498       631     4,912
Lynch Marks & Associates, Inc.         04/01/99     100%        2,531            156      2,375       773     1,364
STR, Inc.                              04/01/99     100%        6,823             73      6,750     1,332     7,507
Contour Telecom Management, Inc.       05/01/99      75%        5,627          5,627         --        --     4,752
    (Divested effective 12/31/99)
Bostek, Inc. & affiliate               06/01/99     100%       27,466         27,466         --        --    24,876


                                     BUSINESS DESCRIPTION
                                     ------------------------------------------------------------------------
2000 ACQUISITIONS
Independent Business Consultants     Network integration company
P-Tech, Inc.                         Software development company
Timely Technology Corp.              Software developer and application service provider
Computer Equity Corporation          Communications integration company
WebNet Services, Inc.                Network integrator and website developer
Destron Fearing Corporation          Animal identification and microchip technology company
Pacific Decision Sciences
     Corporation                     Developer and implementer of customer  relationship  management software
SysComm  International  Corporation  Network and systems integrator and reseller of computer hardware
Transatlantic Software Corporation   Retail software developer

1999 ACQUISITIONS
Port Consulting, Inc.                Integrator of information technology application systems
Hornbuckle Engineering               Integrated voice and data solutions provider
Lynch Marks & Associates, Inc.       Network integration company
STR, Inc.                            Software solutions provider for retailers
Contour Telecom Management, Inc.     Provider of outsourced telecommunications management services
    (Divested effective 12/31/99)
Bostek, Inc. & affiliate             Seller of computer systems and peripherals

         In each of the above transactions, the value of the consideration paid by the Company was in accordance with the acquisition agreement. Based on the contractually agreed to amounts, the Company calculated the number of shares issued to the sellers as of the closing date. The price of the Company's common stock used to determine the number of shares issued was either the closing price set on a fixed date or based on a formula as specified in the agreements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

         EARNOUT AND PUT AGREEMENTS

         All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements reflect the results of operations of each company from the date of acquisition. The costs of acquisitions include all payments according to the acquisition agreements plus costs for investment banking, legal and accounting services, that were direct costs of acquiring these net assets. Goodwill resulting from these acquisitions is being amortized on a straight-line basis, over periods ranging from 5 to 10 years. Prior to 2000, the Company amortized goodwill over various lives not exceeding 20 years. In the fourth quarter of 2000, the Company lowered the estimated lives to 5 to 10 years, depending upon the entity. This change in estimate was necessitated by the significant business changes initiated in the fourth quarter of 2000. See Note 6. Certain acquisition agreements include additional consideration (generally payable in shares of the Company's common stock) contingent on profits of the acquired business. Upon earning these additional shares, the value will be recorded as additional goodwill. The acquisitions above include contingent shares earned upon attainment of certain profits by subsidiaries through December 31, 2000. At December 31, 2000 and 1999, the Company accrued $18.2 million and $2.7 million in connection with earnouts and puts. Under these agreements, assuming all earnout profits are achieved, the Company is contingently liable for additional consideration of approximately $29.3 million in 2001, $18.7 million in 2002, and $2.0 million in 2004, of which $1.0 million would be payable in cash and $49.0 million would be payable in stock. See Note 26 for unaudited pro forma information for the above acquisitions that occurred in 2000 and 1999.

         The Company has entered into put options with the selling shareholders of various companies in which the Company acquired less than a 100% interest. These options require the Company to purchase the remaining portion it does not own after periods ranging from four to five years from the dates of acquisition at amounts per share generally equal to 10% to 20% of the average annual earnings per share of the acquired company before income taxes for the two year period ending the effective date of the put multiplied by a multiple ranging from four to five. Based on the provisions of the put agreements, at December 31, 2000, the Company is contingently liable for additional consideration of $1.2 million payable in shares of the Company's common stock over the next two years. The contingent amounts for put options have not been recorded as liabilities in the financial statements as it is uncertain whether the contingencies will be met.

         There were 2.5 million and 9.4 million shares of common stock issued during 2000 and 1999, respectively, related to agreements with the former majority shareholders of the Company's subsidiaries, primarily for earnouts and to purchase minority interests.

         MAJOR ACQUISITIONS

         On September 8, 2000, the Company completed the acquisition of Destron Fearing Corporation through a merger of its wholly-owned subsidiary, Digital Angel Corporation (formerly known as Digital Angel.net Inc.), into Destron Fearing Corporation. As a result of the merger, Destron Fearing is now a wholly-owned subsidiary of the Company and has been renamed "Digital Angel Corporation"

         In connection with the merger, each outstanding share of Destron Fearing common stock was exchanged for 1.5 shares of the Company's common stock, with fractional shares settled in cash. In addition, outstanding options and warrants to purchase shares of Destron Fearing common stock were converted into a right to purchase that number of shares of the Company's common stock as the holders would have been entitled to receive had they participated in the merger. The Company issued 20.5 million shares of its common stock in exchange for all the outstanding stock of Destron Fearing and 0.3 million shares of its common stock as a transaction fee. The Company will issue up to 2.7 million shares of its common stock upon the exercise of the Destron Fearing options and warrants. The aggregate purchase price of approximately $84.6 million, including the liabilities assumed, was allocated to the identifiable assets with the remainder of $74.8 million recorded as goodwill, which is being amortized over 10 years.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         Effective June 1, 2000, the Company acquired all of the outstanding common stock of Computer Equity Corporation. The aggregate purchase price was approximately $24.7 million, $15.8 million of which was paid in shares of the Company's common stock and $8.9 million of which was paid in cash in August, 2000. An additional $10.3 million is contingent upon achievement of certain earnings targets during the two years ended June 30, 2002. The total purchase price of Computer Equity Corporation, including the liabilities assumed, was allocated to the identifiable assets with the remainder of $15.3 million recorded as goodwill, which is being amortized over 10 years.

         Effective October 1, 2000, the Company acquired all of the outstanding common stock of Pacific Decision Sciences Corporation (PDSC). The aggregate purchase price was approximately $28.1 million, which was paid in shares of the Company's common stock. In addition, for each of the twelve month periods ended September 30, 2001 and 2002, the former stockholders of PDSC will be entitled to receive earnout payments, payable in cash or in shares of the Company's common stock, of $9.7 million plus 4.0 time EBITDA (as defined in the merger agreement) in excess of $3.7 million, subject to reduction by 4.0 times the shortfall from the projected EBITDA amount (as defined in the merger agreement). The total purchase price of PDSC, including the liabilities assumed, was allocated to the identifiable assets with the remainder of $25.2 million recorded as goodwill, which is being amortized over 5 years.

         Effective June 1, 1999, the Company acquired all of the outstanding common stock of Bostek, Inc. and affiliate (Bostek) in a transaction accounted for under the purchase method of accounting. The aggregate purchase price was approximately $27.5 million, of which $10.2 million was paid in cash at closing, $5 million was paid in cash in January 2000, $1.8 million for the 1999 earnout was paid in cash in February 2000 and $.5 million of additional acquisition costs paid in 2000. The earnout accrual is included in other current liabilities at December 31, 1999. Upon a successful initial public offering of IntelleSale, $9.5 million was to be payable in stock of IntelleSale to the former owners of Bostek. In the event that the initial public offering did not occur, the $9.5 million was to be payable in cash. As the result of settling certain disputes between the Company and the former owners of Bostek, Inc., the parties agreed to eliminate the remaining $9.5 million payable if the Company registers approximately 3.0 million common shares by June 15, 2001. The former Bostek, Inc. owners have agreed to purchase these shares at the market price when the registration statement becomes effective. If the Company is successful in meeting this deadline, the extinguishment of the $9.5 million payable will be recorded as an extraordinary gain. The operating results of the Company include Bostek from its acquisition date. The total purchase price of Bostek, including the liabilities assumed, was allocated to the identifiable assets with the remainder of $24.9 million recorded as goodwill which was originally being amortized over 20 years. See footnote 6 regarding discontinued operations, which includes the operations of IntelleSale and Bostek.

         See footnote 26 for the pro forma effect of the acquisitions.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         DISPOSITIONS

         Effective October 31, 2000, the Company entered into a Stock Purchase Agreement for the sale of all outstanding shares of common stock of its wholly-owned subsidiary, STC Netcom, Inc. In consideration, the Company received $1.0 million in cash, and a note for $2.3 million. The total proceeds were $3.3 million, resulting in a pre-tax loss of $0.5 million. The operating results of STC Netcom, Inc. are included in the Company's financial statements through the date of disposition.

         Effective December 29, 2000, the Company entered into an Agreement For Sale of Stock for the sale of all outstanding shares of common stock of its wholly-owned subsidiary, Port Parties, Ltd. In consideration, the Company received $0.4 million in cash, paid in January, 2001, and a note for $9.3 million. The total proceeds were $9.7 million, resulting in a pre-tax gain of $5.1 million, which is reflected in the results of discontinued operations. The operating results of Port Parties, Ltd. are included in the Company's financial statements through the date of disposition.

         Effective October 1, 1999, the Company entered into a Stock Purchase Agreement for the sale of all outstanding shares of common stock of four non-core subsidiaries. In consideration, the Company received a note for $2.5 million, and 2.8 million shares of the Company's stock, recorded as treasury stock in the amount of $7 million. No gain or loss was recorded on this transaction, because the shareholders of the purchaser of the divested assets were deemed to be significant shareholders of the Company. The operating results of these companies are included in the Company's financial statements through the date of disposition.

         Effective December 30, 1999, the Company sold its approximately 4.9 million shares in TigerTel, Inc., its Toronto-based telecommunication subsidiary. The total proceeds were $31.3 million in cash, resulting in a pre-tax gain of $20.1 million. Payment of the proceeds was received on January 10, 2000. The operating results of TigerTel are properly included in the Company's financial statements through the date of disposition.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


4.       RESTRUCTURING AND UNUSUAL CHARGES

         In the first quarter of 1999, a pre-tax charge of $2,550 was recorded to cover restructuring costs of $2,236 and unusual charges of $314.

         RESTRUCTURING CHARGE

         As part of the Company's reorganization of its core business into five reportable business groups, the Company implemented a restructuring plan in 1999. The restructuring plan included the exiting of selected lines of business within the Company's Services and Applications business groups, and the associated write-off of assets. The restructuring charge of $2,236 included asset impairments, primarily software and other intangible assets, of $1,522, lease terminations of $541, and employee separations of $173. The total charge reduced net income by $1,588.

         The following table sets forth the rollforward of the liabilities for business restructuring from January 1, 1999 through December 31, 2000:

                              BALANCE                                    BALANCE                        BALANCE
                           JANUARY 1,                               DECEMBER 31,                   DECEMBER 31,
TYPE OF COST                     1999     ADDITIONS   DEDUCTIONS            1999     DEDUCTIONS            2000
---------------------------------------------------------------------------------------------------------------
Asset impairment                 $ --       $ 1,522      $ 1,522           $  --          $  --          $   --
Lease terminations                 --           541          342             199            199          $   --
Employee separations               --           173          123              50             50          $   --
---------------------------------------------------------------------------------------------------------------

Total                            $ --       $ 2,236      $ 1,987           $ 249          $ 249          $   --
===============================================================================================================

         UNUSUAL ITEMS

         During the fourth quarter of 2000, the Company reviewed its goodwill and certain other investments for impairment and concluded that certain assets were impaired. The amount of the impairment was based upon estimated realizable value of the assets. Accordingly, at December 31, 2000, the Company recorded a charge of $6,383 for permanent asset impairment as follows:


         Investment in ATEC common stock                              $ 3,565
         Investment in Burling Instruments preferred stock              2,000
         Investment in Signal Processors, Ltd.                            818
         --------------------------------------------------------------------

                                                                      $ 6,383
         ====================================================================

         Included in discontinued operations is an IntelleSale pre-tax charge of $17.0 million recorded in the second quarter of 2000. Included in this charge was an inventory reserve of $8.5 million for products IntelleSale expected to sell below cost (included in cost of goods and services sold), $5.5 million related to specific accounts and other receivables, and $3.0 million related to fees and expenses incurred in connection with IntelleSale's cancelled IPO and certain other intangible assets.

         During the first quarter of 1999, as part of the Company's core business reorganization, the Company realigned certain operations within its Services division and has recognized impairment charges and other related costs of $314. The total charge reduced net income by $223.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

5.       EXTRAORDINARY LOSS

         In connection with the early retirement of the Company's line of credit with State Street Bank and Trust Company and its simultaneous refinancing with IBM Credit, deferred financing fees associated with the State Street Bank and Trust agreement were written off during the second quarter of 1999. The total amount of the write-off recorded as an extraordinary loss was $160, net of income taxes of $89.

6.       DISCONTINUED OPERATIONS

         On March 1, 2001, the Company's board of directors approved a plan to offer for sale its IntelleSale business segment and several other non-core businesses. Accordingly, these operating results have been reclassified and reported as discontinued operations for all periods presented. The Company expects to dispose of these businesses within the next twelve months. Cash proceeds will be used to reduce outstanding debt.

         The following discloses the results of the discontinued operations for the years ended December 31, 2000, 1999 and 1998:

                                                               YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                                2000             1999            1998
                                                 ----------------------------------------------------

Product revenue                                            $ 137,901        $ 201,588       $ 125,363
Service revenue                                                6,826            6,089           7,375
                                                 ----------------------------------------------------
Total revenue                                                144,727          207,677         132,738
Cost of goods and services sold                              143,139          167,491         103,037
                                                 ----------------------------------------------------
Gross profit                                                   1,588           40,186          29,701
S,G&A                                                         40,697           31,456          19,365
Gain on sale of subsidiaries                                  (4,617)              --              --
Depreciation and amortization                                  4,217            3,127           1,588
Interest, net                                                    187              170             454
Impairment of assets                                          50,219               --              --
(Benefit) provision for income taxes                         (13,614)           1,980           1,918
Minority interest                                                201              441             304
                                                 ----------------------------------------------------
      (Loss) income from discontinued operations           $ (75,702)       $   3,012       $   6,072
                                                 ====================================================

         The above results do not include any allocated or common overhead expenses. Included in Interest, net, above are interest charges based on the debt of these businesses that the Company believes will be assumed by a purchaser when the business is sold.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

         Provision for operating losses and carrying costs during the phase-out period include operating and other disposal costs to be incurred in selling the businesses. Carrying costs include the cancellation of facility leases and employment contract buyouts. The Company does not anticipate a further loss on sale. Expenses of sales of the businesses and anticipated operating losses represent the Company's best estimate of these items. Actual losses could differ from those estimates and will be reflected as adjustments in future financial statements. At December 31, 2000, the estimated amounts were as follows:


           Operating losses                                             $ 1,619
           Carrying costs                                                 6,954
           Less: Benefit for income taxes                                (1,307)
           --------------------------------------------------------------------

                                                                         $ 7,266
           ====================================================================



         Assets and liabilities of discontinued operations are as follows at December 31, 2000 and 1999:

                                                                                        2000                  1999
                                                                                        ----                  ----
           Current Assets
              Cash and cash equivalents                                              $      --              $  2,957
              Accounts receivable and unbilled receivables                              10,290                33,381
              Inventories                                                               17,950                32,697
              Notes receivable                                                              --                   757
              Prepaid expenses and other current assets                                    336                 2,288
           ---------------------------------------------------------------------------------------------------------
           Total Current Assets                                                         28,576                72,080

           Property and equipment, net                                                   6,536                 7,237
           Notes receivable                                                                 --                    80
           Goodwill                                                                         --                37,715
           Other assets                                                                  1,212                   543
           ---------------------------------------------------------------------------------------------------------
                                                                                     $  36,324              $117,655
           =========================================================================================================

           Current Liabilities
              Notes payable                                                          $       4              $  3,072
              Current maturities of long-term debt                                         519                   522
              Accounts payable                                                          10,691                22,792
              Accrued expenses                                                          10,908                12,662
           ---------------------------------------------------------------------------------------------------------
           Total Current Liabilities                                                    22,122                39,048

           Long-term debt                                                                5,224                 2,057
           Minority interest                                                               902                 1,266
           ---------------------------------------------------------------------------------------------------------
                                                                                        28,248                42,371
           =========================================================================================================

           Net Assets Of Discontinued Operations                                     $   8,076              $ 75,284
           =========================================================================================================

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

7.       INVENTORIES

                                                                                    2000               1999
                                                                                ---------------------------
           Raw materials                                                        $  1,807            $ 2,183
           Work in process                                                           499                420
           Finished goods                                                         11,505              6,064
           ------------------------------------------------------------------------------------------------
                                                                                  13,811              8,667

           Less:  Allowance for excess and obsolescence                            1,500                916
           ------------------------------------------------------------------------------------------------

                                                                                $ 12,311            $ 7,751
           ================================================================================================

8.       NOTES RECEIVABLE

                                                                                    2000               1999
                                                                                ---------------------------
           Due from purchaser of subsidiary, secured by pledge of rights to distributions from a joint venture of the purchaser and an unrelated entity, bears interest at the London Interbank
           Offered Rate plus 1.65%, payable in quarterly installments of
           principal and interest totaling $332                                 $  9,612            $    --

           Due from purchaser of four non-core  subsidiaries,  bears interest at
           5%, interest payable quarterly, principal due
           October 2004                                                            2,500              2,531

           Due from  purchaser of  subsidiary,  secured by pledge of  investment securities, bears interest at prime, interest payable
           semi-annually, principal due November 2004                              2,328                 --

           Due from  purchaser  of cellular  assets,  personally  guaranteed  by company  owners,  bears  interest  at 6.5%,  $350 due  January  1999, remaining payable in monthly  installments of $25 including  interest starting July 1999. In 2001, the Company
           received a $900 payment on this note                                      950                950

           Due from officers, directors and employees of the Company, unsecured, bear interest at varying interest rates, due on
           demand                                                                  1,303              1,077

           Due from individuals and  corporations,  bear interest at rates above prime, secured by business assets,  personal varying guarantees,  and securities, due various dates through July
           2001                                                                    1,523              1,205

           Due from  purchaser of business  assets,  secured by maker's  assets, bears interest at 8.7% and provides for monthly payments of principal and  interest  equal to 10% of the maker's net cash  revenue for each preceding month, balance due
           October 2001                                                              393                519
           ------------------------------------------------------------------------------------------------
                                                                                  18,609              6,282
           Less:  Current portion                                                  5,711              2,984
           ------------------------------------------------------------------------------------------------

                                                                                $ 12,898            $ 3,298
           ================================================================================================

         These notes receivable have been pledged as collateral under the Company's debt agreements. See Note 13.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

9.       OTHER CURRENT ASSETS

                                                                                  2000                1999
                                                                              ----------------------------
           Deferred tax asset                                                 $ 10,001             $    --
           Prepaid expenses                                                      3,665               3,512
           Income tax refund receivable                                          1,926                  --
           Other                                                                   449                 201
           -----------------------------------------------------------------------------------------------

                                                                              $ 16,041             $ 3,713
           ===============================================================================================


10.      PROPERTY AND EQUIPMENT

                                                                                  2000                1999
                                                                              ----------------------------

           Land                                                               $  1,379           $     664
           Building and leasehold improvements                                   8,067               2,695
           Equipment                                                            21,416              11,023
           -----------------------------------------------------------------------------------------------
                                                                                30,862              14,382
           Less:  Accumulated depreciation                                       9,494               7,733
           -----------------------------------------------------------------------------------------------

                                                                              $ 21,368           $   6,649
           ===============================================================================================

         Included above are vehicles and equipment acquired under capital lease obligations in the amount of $1,338 and $1,715 at December 31, 2000 and 1999, respectively. Related accumulated depreciation amounted to $637 and $626 at December 31, 2000 and 1999, respectively.

         Depreciation  charged  against  income  amounted to $2,099,  $2,062 and
         $1,159 for the years ended December 31, 2000, 1999 and 1998, respectively. Accumulated depreciation related to disposals of property and equipment amounted to $338 in 2000.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

11.      GOODWILL

         Goodwill consists of the excess of cost over fair value of tangible and identifiable intangible assets of companies purchased. The Company applies the principles of Accounting Principles Board Opinion No. 16, Business Combinations, and uses the purchase method of accounting for acquisitions of wholly owned and majority owned subsidiaries.

                                                                                   2000               1999
                                                                              ----------------------------

           Original balance                                                   $ 177,219           $ 28,172
           Accumulated amortization                                             (11,195)            (3,887)
           -----------------------------------------------------------------------------------------------

           Carrying value                                                     $ 166,024           $ 24,285
           ===============================================================================================

         Amortization expense amounted to $7,525, $1,766 and $955 for the years ended December 31, 2000, 1999, and 1998, respectively. Accumulated amortization of goodwill related to subsidiaries sold during 2000 amounted to $217.

         The Company has entered into various earnout arrangements with the selling shareholders of certain acquired subsidiaries. These arrangements provide for additional consideration to be paid in future years if certain earnings levels are met. These amounts are added to goodwill as earned.

12.      OTHER ASSETS

                                                                                   2000               1999
                                                                              ----------------------------

           Proprietary software                                               $   9,600           $  7,270
           Loan acquisition costs                                                 3,725              2,890
           Other assets                                                             588                302
           -----------------------------------------------------------------------------------------------
                                                                                 13,913             10,462
           Less:  Accumulated amortization                                        6,930              4,332
           -----------------------------------------------------------------------------------------------
                                                                                  6,983              6,130
           Investment in preferred stock (fully impaired in 2000)                    --              2,000
           Other investments                                                      4,601                 --
           Deferred tax asset                                                    11,784              1,618
           Other                                                                  1,725                621
           -----------------------------------------------------------------------------------------------

                                                                              $  25,093           $ 10,369
           ===============================================================================================

         The Company has provided a valuation allowance on certain of its investments in preferred stock to reflect current fair market values.

         Amortization of other assets charged against income amounted to $1,449, $2,692 and $799 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Other investments include the Company's equity interest in ATEC Group, Inc. which was sold subsequent to year end.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

13.      NOTES PAYABLE AND LONG TERM DEBT

         On May 25, 1999, the Company entered into a Term and Revolving Credit Agreement with IBM Credit (the "IBM Agreement"). On May 26, 1999, the Company repaid the amount due on the previous revolving line of credit. The IBM Agreement, was amended and restated on October 17, 2000, and further amended on March 30, 2001, and provides for the following: (1) a revolving credit line of up to $53,335, subject to availability under a borrowing base formula, designated as follows: (i) a USA revolving credit line of up to $49,500, (ii) a Canadian revolving credit line of up to $3,855; (2) Term Loan A of up to $25,000 and (3) Term Loan C of up to $2,740. The previous IBM agreement contained provisions for a Term Loan B, which was terminated and transferred into the revolving credit line on October 17, 2000.

         The IBM Agreement contains standard debt covenants relating to the financial position and performance as well as restrictions on the declarations and payment of dividends. At December 31, 2000, the Company failed to comply with 2 of 3 financial debt covenants contained in the October 17, 2000 credit agreement, and had a collateral shortfall. At December 31, 2000 the Company was required to maintain a minimum Tangible Net Worth (as defined in the credit agreement of $(11.8) million, to achieve a minimum EBITDA (as defined in the credit agreement) of $6.1 million for the quarter ended December 31, 2000 and to maintain a minimum current ratio of 1.0:1.0. The collateral shortfall represents the excess of advances under the Company's revolving credit line over eligible collateral.

         On March 30, 2001, the Company entered into an "Acknowledgement, Waiver and Amendment No. 1 to the Second Amended and Restated Term and Revolving Credit Agreement" with IBM Credit in which the Company obtained waivers for the covenant and other defaults and in which future covenants were reset and other provisions amended or modified. The new covenants for 2001 are as follows:

           COVENANT                                                          COVENANT REQUIREMENT
                                                                --------------------------------------------
           Tangible Net Worth                                      As of the following dates not less than:
                                                                March 31, 2001                    $(57,000)
                                                                June 30, 2001                      (47,000)
                                                                September 30, 2001                 (35,000)
                                                                December 31, 2001                  (34,500)
                                                                March 31, 2002                     (20,000)

           Current Assets to Current Liabilities                March 31, 2001                    1.45:1.0
                                                                June 30, 2001                      0.6:1.0
                                                                September 30, 2001                 0.8:1.0
                                                                December 31, 2001                  0.8:1.0
                                                                March 31, 2002                     1.0:1.0

           Minimum Cumulative EBITDA                            March 31, 2001                    $ (4,700)
                                                                June 30, 2001                        5,000
                                                                September 30, 2001                   7,000
                                                                December 31, 2001                   11,000
                                                                March 31, 2002                      10,000

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

         As of December 31, 2000, the outstanding balance was $74,978, including amounts borrowed by a discontinued Canadian subsidiary, and the availability was $20,022, including approximately $1,010 of availability related to a discontinued Canadian subsidiary.

         The weighted average interest rate was 8.5% and 6.9% for the years ended December 31, 2000 and 1999, respectively. The London Interbank Offered Rate and Toronto-Dominion Bank of Canada interest rates at December 31, 2000 were 6.6% and 7.5%, respectively.

         Notes payable consists of the following:

                                                                                         2000             1999
                                                                                     -------------------------
           Note payable - bank, collateralized by business assets of a subsidiary.  Interest is payable monthly at rates varying from the
           London Interbank Offered Rate plus 1.5% to 3.5% in 2000                   $    645         $    665

           Notes payable - other, unsecured, due on demand                                 12               74
           ---------------------------------------------------------------------------------------------------

                                                                                     $    657         $    739
           ===================================================================================================

         Long-Term Debt consists of the following:

                                                                                         2000             1999
                                                                                     -------------------------
           Revolving credit line - IBM Credit, collateralized by all domestic assets of the Company and a pledge of the stock of the Company's subsidiaries, bearing interest at the 30 day London Interbank Offered
           Rate plus 2.75% in 2000, due in May 2002. (1)                             $ 46,435         $ 21,400

           Term Loan - IBM  Credit,  collateralized  by all  domestic  assets of
           Company and a pledge of the stock of the Company's subsidiaries,  the bearing interest at the 30 day London Interbank  Offered Rate plus in
           2000, payable in quarterly principal installments of $1,041 plus 3.5%
           interest, due in May 2002                                                   22,958           39,747

           Mortgage notes payable,  collateralized by land and building, payable in monthly  installments  of  principal  and interest  totaling  $35, bearing  interest at rates  ranging from 7.16% to 8.18% in 2000,  due through
           November 2010                                                                3,486              343

           Term loans, payable in monthly or quarterly installments, bearing
           interest at rates ranging from 4% to 10%, due through April 2009               297               --

           Note payable - bank,  collateralized  by business assets,  payable in monthly installments of principal and interest totaling $2, bearing
           interest at prime plus 2% in 1999, repaid in 2000                               --               22

           Capital lease obligations                                                      541              664
           ---------------------------------------------------------------------------------------------------
                                                                                       73,717           62,176
           Less:  Current maturities                                                    4,571            7,516
           ---------------------------------------------------------------------------------------------------

                                                                                     $ 69,146         $ 54,660
           ===================================================================================================

         (1) The revolving credit was classified as current in 1999.


APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         The scheduled maturities of long-term debt at December 31, 2000 are as follows:

            YEAR                                                          AMOUNT
            --------------------------------------------------------------------

            2001                                                        $  4,571
            2002                                                          66,578
            2003                                                             112
            2004                                                              69
            2005                                                              62
            Thereafter                                                     2,325
            --------------------------------------------------------------------

                                                                        $ 73,717
            ====================================================================

         Interest expense on the long and short-term notes payable amounted to $5,901, $3,478 and $1,070 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Certain of the Company's subsidiaries included in discontinued operations also have notes payable and long term debt that the Company believes will be assumed by the buyers of these subsidiaries. Until these sales are complete, the Company is still liable for these notes payable and long term debt. See footnote 6.

                                                                                   2000               1999
                                                                                --------------------------
           Notes payable - other                                                $     4            $    79
           ===============================================================================================

           Revolving  credit line - IBM Credit,  collateralized  by all domestic assets of the  Company  and a pledge  of the  stock of the  Company's subsidiaries,  bearing  interest at the base rate as announced by the
           Toronto-Dominion Bank of
           Canada plus 1.17% in 2000, due in May 2002. (1)                      $ 3,587            $ 2,993

           Term Loan - IBM Credit,  collateralized by all Canadian assets of the
           Company  and a pledge of  two-thirds  of the  stock of the  Company's
           Ground Effects, Ltd. subsidiary, bearing interest at the base rate as announced by the Toronto-Dominion  Bank of Canada plus 1.17% in 2000, payable in quarterly principal installments of $113 plus
           interest, due in May 2002                                              2,003              2,489

           Term loans, other                                                         79                 56

           Capital lease obligations                                                 74                 34
           -----------------------------------------------------------------------------------------------
                                                                                  5,743              5,572
           Less:  Current maturities                                                519                522
           -----------------------------------------------------------------------------------------------

                                                                                $ 5,224            $ 5,050
           ===============================================================================================

         (1) The revolving credit was classified with notes payable in 1999.


APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         REDEEMABLE PREFERRED STOCK

         The accreted value approximates fair value based upon the current value of the common stock into which the preferred stock will convert at December 31, 2000.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

15.      INCOME TAXES

         The provision for income taxes, excluding the $89 of tax benefit related to the extraordinary loss in 1999, consists of:

                                                                          2000             1999            1998
                                                                      -----------------------------------------
           Current:
              United States at statutory rates                        $ (1,675)         $ 2,832         $  (131)
              International                                                 --               16             930
              Current taxes covered by net operating
                 loss                                                       --               --              --
           ----------------------------------------------------------------------------------------------------
              Current income tax provision (credit)                     (1,675)           2,848             799
           ----------------------------------------------------------------------------------------------------
           Deferred:
              United States                                             (3,005)          (1,668)           (126)
              International                                               (360)              --              (3)
           ----------------------------------------------------------------------------------------------------
              Deferred income taxes provision (credit)                  (3,365)          (1,668)           (129)
           ----------------------------------------------------------------------------------------------------

                                                                      $ (5,040)         $ 1,180         $   670
           ====================================================================================================

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                                                           2000            1999
                                                                                       ------------------------
           Deferred Tax Assets:
              Liabilities and reserves                                                 $  4,962         $   836
              Net operating loss carryforwards                                           39,772           1,655
           ----------------------------------------------------------------------------------------------------
              Gross deferred tax assets                                                  44,734           2,491
              Valuation allowance                                                       (15,850)             --
           ----------------------------------------------------------------------------------------------------
                                                                                         28,884           2,491
           ----------------------------------------------------------------------------------------------------
           Deferred Tax Liabilities:
              Accounts receivable                                                           599              71
              Notes receivable                                                              370             361
              Installment sales                                                           4,882              --
              Property and equipment                                                        352              61
              Intangible assets                                                             895             380
           ----------------------------------------------------------------------------------------------------
                                                                                          7,098             873
           ----------------------------------------------------------------------------------------------------

           Net Deferred Tax Asset                                                      $ 21,786         $ 1,618
           ====================================================================================================

         The current and long-term components of the deferred tax asset are as follows:

                                                                                           2000            1999
                                                                                       ------------------------

           Current deferred tax asset                                                  $ 10,001         $    --
           Long-term deferred tax asset                                                  11,785           1,618
           ----------------------------------------------------------------------------------------------------

                                                                                       $ 21,786         $ 1,618
           ====================================================================================================

         The valuation allowance for deferred tax asset increased by $15,850 in 2000, due mainly to the generation of net operating losses and decreased by $2,904 in 1999 due to management determining it was more likely than not the net operating loss carryforwards will be utilized in future periods. The valuation allowance was provided for net deferred tax assets that exceeded the Company's available carryback, the level of existing deferred tax liabilities and projected pre-tax income.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

         Approximate   domestic  and   international   income  from   continuing
         operations before provision for income taxes consists of:

                                                                          2000             1999            1998
                                                                     ------------------------------------------

           Domestic                                                  $ (32,661)         $ 4,065        $ (3,178)
           International                                                (1,324)            (351)          2,586
           ----------------------------------------------------------------------------------------------------

                                                                     $ (33,985)         $ 3,714        $   (592)
           ====================================================================================================

         At December 31, 2000, the Company had aggregate net operating loss carryforwards of approximately $99 million for income tax purposes which expire in various amounts through 2020. Approximately $9 million of the net operating loss carryforwards were acquired in connection with various acquisitions and are limited as to use in any particular year based on Internal Revenue Code sections related to separate return year and change of ownership restrictions.

         The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

                                                                           2000         1999          1998
                                                                  ----------------------------------------
                                                                              %            %             %
                                                                  ----------------------------------------
           Statutory rate                                                    34           34            34
           Non-deductible goodwill amortization                              (8)          28           (41)
           State income taxes, net of federal benefits                        7           13           (24)
           International tax rates different from the
              the statutory US federal rate                                  --           --             9
           Change in deferred tax asset valuation
              allowance                                                     (16)         (43)          (74)
           Other                                                             (2)          --           (17)
           -----------------------------------------------------------------------------------------------

                                                                             15           32          (113)
           ===============================================================================================

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


16.      EARNINGS PER SHARE

         A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                                                         2000           1999             1998
                                                                   ------------------------------------------
           NUMERATOR:
              Income (loss) from continuing operations             $  (29,174)      $  2,580         $ (1,382)
              Preferred stock dividends                                  (191)            --              (44)
              Accretion of beneficial conversion feature of
                 preferred stock                                       (3,857)            --               --
           --------------------------------------------------------------------------------------------------

           Numerator for basic earnings per share -
              Net income (loss) from continuing operations
                 available to common stockholders                     (33,222)         2,580           (1,426)
              Net income (loss) from discontinued operations
                 available to common stockholders                     (82,968)         3,012            6,072
              Extraordinary loss                                           --           (160)              --

              Net income (loss) available to common stockholders     (116,190)         5,432            4,646

           Effect of dilutive securities(1):
              Preferred stock dividends                                   191             --               44
              Accretion of beneficial conversion feature of
                 preferred stock                                        3,857             --               --
           --------------------------------------------------------------------------------------------------

           Numerator for diluted earnings per share -
              net income available to common stockholders          $ (112,142)      $  5,432         $  4,690
           ==================================================================================================

           DENOMINATOR:
              Denominator for basic earnings per
                 share - weighted-average shares outstanding           63,825         46,814           32,318
           --------------------------------------------------------------------------------------------------
              Effect of dilutive securities:
                 Redeemable preferred stock                                --             --               85
                 Warrants                                                  --            280              477
                 Employee stock options                                    --          2,992              266
                 Contingent stock - acquisitions                           --             --            1,654
           --------------------------------------------------------------------------------------------------
              Dilutive potential common shares                             --          3,272            2,482
           --------------------------------------------------------------------------------------------------

           Denominator for diluted earnings
              per share - adjusted weighted-average
              shares and assumed conversions                           63,825         50,086           34,800
           ==================================================================================================

           BASIC EARNINGS PER SHARE
             Continuing operations                                 $     (.52)      $    .06         $   (.05)
             Discontinued operations                               $    (1.30)      $    .06         $    .19
           --------------------------------------------------------------------------------------------------
           TOTAL - BASIC                                           $    (1.82)      $    .12         $    .14
           ==================================================================================================

           DILUTED EARNINGS PER SHARE
             Continuing operations                                 $     (.52)      $    .05         $   (.05)
             Discontinued operations                               $    (1.30)      $    .06         $    .17
           --------------------------------------------------------------------------------------------------
           TOTAL - DILUTED                                         $    (1.82)      $    .11         $    .12
           ==================================================================================================

         (1) The weighted average shares listed below were not included in the computation of diluted loss per share for the year ended December 31, 2000 because to do so would have been anti-dilutive.
                 Redeemable preferred stock                              617
                 Warrants                                                301
                 Employee stock options                                2,741
                 Contingent stock - acquisitions                          29
                 -----------------------------------------------------------

                                                                       3,688
                 ===========================================================

          The total number of potentially dilutive shares including stock options, warrants and the conversion of preferred stock to common stock total approximately 28 million shares.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

17.      COMMITMENTS AND CONTINGENCIES

         Rentals of space, vehicles, and office equipment under operating leases amounted to approximately $2.9 million, $3.4 million and $2.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

         The approximate minimum payments required under operating leases and employment contracts that have initial or remaining terms in excess of one year at December 31, 2000 are:

                                                       MINIMUM                   EMPLOYMENT
           YEAR                                RENTAL PAYMENTS                    CONTRACTS
           --------------------------------------------------------------------------------

           2001                                       $  3,684                     $  8,200
           2002                                          2,956                        6,900
           2003                                          2,106                        3,700
           2004                                          1,701                        1,600
           2005                                          1,449                          900
           Thereafter                                      920                          100
           --------------------------------------------------------------------------------

                                                      $ 12,816                     $ 21,400
           ================================================================================

         The Company has entered into employment contracts with key officers and employees of the Company. The agreements are for periods of one to five years through February 2006. Some of the employment contracts also call for bonus arrangements based on earnings of a particular subsidiary.

         The employment agreements with five of the executive officers include "change of control" provisions, under which the employees may terminate their employment within one year after a change of control, and be entitled to receive specified severance payments and/or continued compensation payments for sixty months. The employment agreements also provide that two of these executive officers are entitled to supplemental compensation payments for sixty months upon termination of employment, even if there is no change in control, unless their employment is terminated due to a material breach of the terms of the employment agreement. Also, the agreements for two officers provide for certain "triggering events" which include a change in control. Upon the occurrence of a triggering event, the Company will pay, in cash and/or in stock, $12.1 million and $3.5 million, respectively, to these two officers, in addition to certain other compensation. Finally, the employment agreements provide for a gross up for excise taxes which are payable by these executive officers if any payments upon a change of control are subject to such taxes as excess parachute payments.

18.      PROFIT SHARING PLAN

         The Company has a 401(k) Plan for the benefit of eligible United States employees. The Company has made no contributions to the 401(k) Plan.

         The Company's International subsidiaries operate certain defined contribution pension plans. The Company's expense relating to the plans approximated $215 and $286 for the years ended December 31, 2000 and 1999.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

19.      REDEEMABLE PREFERRED STOCK

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

         PREFERRED SHARES - SERIES C

         On October 26, 2000, the Company issued 26 thousand shares of Series C convertible preferred stock to a select group of institutional investors in a private placement. The stated value of the preferred stock is $1,000 per share, or an aggregate of $26.0 million, and the purchase price of the preferred stock and the related warrants and options was an aggregate of $20.0 million. The preferred stock is convertible into shares of the Company's common stock initially at a rate of $7.56 in stated value per share, which is reduced to $5.672 in stated value per share 91 days after issuance of the preferred stock. At the earlier of 90 days after the issuance of the preferred stock or upon the effective date of the Company's registration statement relating to the common stock issuable on the conversion of the initial series of preferred stock, the holders also have the option to convert the stated value of the preferred stock to common stock at an alternative conversion rate starting at 140% and declining to 110% of the average closing price for the 10 trading days preceding the date of the notice of conversion. The conversion price and the alternative conversion price are subject to adjustment based on certain events, including the Company's issuance of shares of common stock, or options or other rights to acquire common stock, at an issuance price lower than the conversion price of the preferred stock, or issuance of convertible securities that have a more favorable price adjustment provision than the preferred stock. The proceeds upon issuance were allocated to the preferred stock, the warrants and the option based upon their relative fair values. The value assigned to the warrants and option increased the discount on preferred stock. The beneficial conversion feature (BCF) was computed using the excess of the fair market value of the Company's common stock above the accounting value per share of common stock at the date of issuance. The BCF was recorded as a reduction in the value assigned to the preferred stock and an increase in additional paid in capital. The Company recorded the accretion of the BCF over the period from the date of issuance to the earliest beneficial conversion date available through equity, reducing the income available to common stockholders and earnings per share. The BCF will be recomputed as the alternate conversion rates become available. The holders of the preferred stock are entitled to receive annual dividends of 4% of the stated value (or 5.2% of the purchase price) payable in either cash or additional shares of preferred stock.

         If certain triggering events occur in respect of the preferred stock, the holders may require the Company to redeem the preferred stock at a price per share equal to 130% of the stated value (or an aggregate of $33.8 million) plus accrued dividends, as long as such redemption is not prohibited under the Company's credit agreement. In addition, under certain circumstances during the occurrence of a triggering event, the conversion price per share of the preferred stock would be reduced to 50% of the lowest closing price of the Company's common stock during such period. In addition, the holders of the Series C preferred stock may require the Company to delist its common stock from the Nasdaq National Market and pay to each holder of the Series C preferred stock an amount in cash per share equal to 2% of the liquidation value of the Series C preferred stock, such payments not to exceed $6 million in the aggregate. The triggering events include (i) failure to have the registration statement relating to the common stock issuable on the conversion of the preferred stock declared effective on or prior to 180 days after issuance of the preferred stock or the suspension of the effectiveness of such registration statement, (ii) suspensions in trading of or failure to list the common stock issuable on conversion of the preferred stock, (iii) failure to obtain shareholder approval at least by June 30, 2001 for the issuance of the common stock upon the conversion of the preferred stock and upon the exercise of the warrants, (iv) change in control, and (v) certain defaults in payment of or acceleration of the Company's payment obligations under the Company's credit agreement.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

         Warrants:

         The holders of the preferred stock have also received 0.8 million warrants to purchase up to 0.8 million shares of the Company's common stock over the next five years. The exercise price is $4.73 per share, subject to adjustment for various events, including the issuance of shares of common stock, or options or other rights to acquire common stock, at an issuance price lower than the exercise price under the warrants. The exercise price may be paid in cash, in shares of common stock or by surrendering warrants.

         Option to Acquire Additional Preferred Stock:

         The investors may purchase up to an additional $26.0 million in stated value of Series C convertible preferred stock and warrants with an initial conversion price of $5.00 per share, for an aggregate purchase price of $20.0 million, at any time up to ten months following the effective date of the Company's registration statement relating to the common stock issuable on conversion of the initial series of the preferred stock. The additional preferred stock will have the same preferences, qualifications and rights as the initial preferred stock. The fair value of the option was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of .40% and a risk free interest rate of 5.5%.

20.      PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY

         PREFERRED SHARES

         The Company has authorized 5 million shares of preferred stock, $10.00 par value, to be issued from time to time on such terms as is specified by the board of directors.

         In May 1998, in connection with the Company's acquisition of Commstar Limited, an Ontario corporation ("Commstar"), the board of directors authorized the issuance of one share of the Company's Preferred Stock ($10.00 par value) designated as the Company's Special Voting Preferred Stock (the "Special Preferred Share") to secure the rights of exchangeable shares issued to the sellers. The Special Preferred Share was entitled to a number of votes equal to the number of outstanding shares of Commstar not owned by the Company that could be exchanged for the Company's common shares. All of Commstar's exchangeable shares have been exchanged for shares of the Company's Common Stock, and the Special Preferred Share was cancelled in June 2000.

         PREFERRED SHARES - CLASS B

         In June 1998, in connection with the Company's acquisition of Ground Effects Limited, an Ontario corporation ("Ground Effects"), the board of directors authorized the issuance of one share of the Company's Preferred Stock ($10.00 par value) designated as the Company's Class B Voting Preferred Stock (the "Class B Special Preferred Share") to secure the rights of exchangeable shares issued to the sellers. The Class B Special Preferred Share was entitled to a number of votes equal to the number of outstanding shares of Ground Effects not owned by the Company that could be exchanged for the Company's common shares. All exchangeable shares of Ground Effects have been exchanged for shares of the Company's Common Stock, and the Special Preferred Share was cancelled in June 2000.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

         WARRANTS

         The Company has issued warrants convertible into shares of common stock for consideration, as follows (in thousands, except exercise price):

           CLASS OF                                                        EXERCISE                           EXERCISABLE
           WARRANTS            AUTHORIZED      ISSUED      EXERCISED          PRICE         DATE OF ISSUE       PERIOD
           -----------------------------------------------------------------------------------------------------------------

           Class K                    250         250             --           5.31        September 1996       5 years
           Class L                    125         125            123           3.00          October 1996       5 years
           Class N                    800         800            800           3.00           August 1997       5 years
           Class P                    520         520            480           3.00        September 1997       5 years
           Class R                    125         125            125           3.00          October 1997       5 years
           Class S                    600         600            223           2.00            April 1998       5 years
           Class U                    250         250             --           8.38         November 1998       5 years
           Class V                    828         828            429     .67 - 3.32        September 2000       5 years
           Class W                    800         800             --           4.73          October 2000   Up to 3.6 years
                       ---------------------------------------------

                                    4,298       4,298          2,180
                       =============================================

         Warrants in classes K through U were issued at the then-current market value of the common stock in consideration for investment banking services provided to the Company.

         Class V warrants were issued in connection with the merger of the Company's wholly owned subsidiary, Digital Angel.net, Inc. into Destron Fearing. These warrants were valued at $1.66 million, included as part of the initial purchase price.

         Class W warrants were issued in connection with the preferred stock issuance. These warrants were valued at $627 thousand, and were recorded as a discount on the preferred stock at issuance.

         The valuation of warrants utilized the following assumptions in the Black-Scholes model:

           WARRANT SERIES            DIVIDEND YIELD          VOLATILITY         EXPECTED LIVES            RISK FREE RATES

           K & L                           0%                  44.03%                1.69                       8.5%

           N, P & R                        0%                  44.03%                1.69                       8.5%

           S & U                           0%                  43.69%                1.69                       8.5%

           V                               0%                  43.41%                0.10                       6.4%

           W                               0%                  43.41%                1.69                       6.4%

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         STOCK OPTION PLANS

         During 1996, the Company adopted a non-qualified stock option plan (the Option Plan). During 1999, the Company adopted a non-qualified Flexible Stock Plan (the Flexible Plan). With the 2000 acquisition of Destron Fearing, the Company acquired two additional stock option plans, an Employee Stock Option Plan and Non-employee Director Stock Option Plan. The names of the plans were changed to Digital Angel.Net Inc. Stock Option Plan (the Employee Plan) and the Digital Angel.Net Inc. Non-Employee Director Stock Option Plan (the Director Plan).

         Under the Option Plan, options for ten million common shares were authorized for issuance to certain officers and employees of the Company at December 31, 2000, 1999, and 1998 respectively, of which 9.7 million have been issued through December 31, 2000. The options may not be exercised until one to three years after the options have been granted, and are exercisable for a period of five years.

         Under the Flexible Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights (SARs) or Performance Shares may be granted to certain officers and employees of the Company is 28.4 million at December 31, 2000, of which 15.9 million options have been issued through December 31, 2000. Some of the options may not be exercised until one to three years after the options have been granted, and are exercisable over a period of five years.

         Under the Employee Plan, the Plan authorizes the grant of options to the employees to purchase 1.6 million shares of common stock at December 31, 2000, of which 1.6 million options have been issued through December 31, 2000. The Plan provides for the grant of incentive stock options, as defined in the Internal Revenue Code, and non-incentive options. The Plan has been discontinued with respect to any future grant of options.

         Under the Director Plan, the Plan authorizes the grant of options to the non-employee directors to purchase .3 million shares of common stock at December 31, 2000, of which .3 million options have been issued through December 31, 2000. The Plan has been discontinued with respect to any future grant of options.

         A summary of stock option activity for 2000, 1999 and 1998 is as follows:

                                                         2000                          1999                     1998
                                                  -------------------          --------------------      ------------------
                                                            WEIGHTED-                     Weighted-               Weighted-
                                                              AVERAGE                       Average                 Average
                                                             EXERCISE                      Exercise                Exercise
                                                  SHARES        PRICE          Shares         Price      Shares       Price
                                                  -------------------------------------------------------------------------

           Outstanding on January 1               12,172       $ 3.01           9,105        $ 3.55       3,835     $  4.39
           Granted                                13,725         2.76           4,968          2.07       5,367        2.80
           Exercised                              (3,257)        2.89          (1,000)         2.53          --          --
           Forfeited                                (183)        3.28            (901)         3.26         (97)       4.79
           ----------------------------------------------------------------------------------------------------------------
           Outstanding on December 31             22,457         2.87          12,172          3.01       9,105        3.55
           ----------------------------------------------------------------------------------------------------------------

           Exercisable on December 31             11,821         2.87           6,663          3.56       2,885        4.48
           ----------------------------------------------------------------------------------------------------------------

           Shares available on December 31
              for options that may be granted     12,878                        1,178                       450
           ----------------------------------------------------------------------------------------------------------------

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         The following table summarizes information about stock options at December 31, 2000:


                                             OUTSTANDING STOCK OPTIONS                  EXERCISABLE STOCK OPTIONS
                                  ------------------------------------------------   -------------------------------
                                                       WEIGHTED-
                                                         AVERAGE         WEIGHTED-                         WEIGHTED-
                                                       REMAINING           AVERAGE                           AVERAGE
                 RANGE OF                            CONTRACTUAL          EXERCISE                          EXERCISE
             EXERCISE PRICES             SHARES             LIFE             PRICE           SHARES            PRICE
           ---------------------------------------------------------------------------------------------------------

              $0.01 to $1.00                266             8.40            $  .85              266          $   .85
              $1.01 to $2.00              1,563             5.50              1.71            1,413             1.68
              $2.01 to $3.00             15,133             5.20              2.56            5,575             2.25
              $3.01 to $4.00              3,248             3.60              3.56            2,638             3.58
              $4.01 to $5.00              1,279             2.20              4.45            1,184             4.43
              $5.01 to $8.00                968             4.14              5.68              745             5.53
                                  -------------                     --------------   -------------------------------
              $0.01 to $8.00             22,457                             $ 2.87           11,821           $ 2.87
                                  =============                     ==============   ===============================

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for all the plans. Accordingly, no compensation cost has been recognized under these plans. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under these plans, consistent with the alternative method set forth under FAS 123, Accounting for Stock-Based Compensation, the Company's net income applicable to common stockholders and earnings per common and common equivalent share would have been reduced. The pro forma amounts are indicated below:


                                                                               2000              1999           1998
                                                                          ------------------------------------------
           NET INCOME AVAILABLE TO COMMON
             STOCKHOLDERS
                    As reported                                           $ (33,222)         $  2,580       $ (1,426)
                    Pro forma                                             $ (35,901)         $   (314)      $ (3,664)

           EARNINGS PER COMMON SHARE - BASIC
                    As reported                                           $    (.52)         $    .06       $   (.05)
                    Pro forma                                             $    (.56)         $   (.01)      $   (.11)

           EARNINGS PER COMMON SHARE - DILUTED
                    As reported                                           $    (.52)         $    .05       $   (.05)
                    Pro forma                                             $    (.56)         $   (.01)      $   (.11)

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998: dividend yield of 0% for the three years; expected volatility of 53.32%, 43.41%, and 43.69%; risk-free interest rate of 4.98%, 6.36%, and 8.5%;  and expected  lives of five years for the three  years.  The weighted-average fair value of options granted was $.67, $1.17, and $1.27 for the years ended December 31, 2000, 1999, and 1998, respectively. The number of options granted for the year ended December 31, 2000 includes 1,903 stock options acquired in conjunction with the Destron Fearing acquisition.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         QUALIFIED EMPLOYEE STOCK PURCHASE PLAN

         During 1999, the Company adopted a qualified Employee Stock Purchase Plan (the Stock Purchase Plan). Under the Stock Purchase Plan, options are granted at an exercise price of the lesser of 85% of the fair market value on the date of grant or 85% of the fair market value on the exercise date. Under the Stock Purchase Plan, options for 1.5 million common shares were authorized for issuance to substantially all full-time employees of the Company, of which 168 thousand shares have been issued and exercised through December 31, 2000. Each participant's options to purchase shares will be automatically exercised for the participant on the exercise dates determined by the board of directors.



21.      LEGAL PROCEEDINGS

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


22.      SUPPLEMENTAL CASH FLOW INFORMATION

         The changes in operating assets and liabilities are as follows:

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                         2000            1999            1998
                                                                    -----------------------------------------
           (Increase) decrease in accounts receivable
              and unbilled receivables                              $  (6,359)       $ (1,298)       $    387
           (Increase) decrease in inventories                             607           1,805          (1,233)
           (Increase) decrease in prepaid expenses                        843          (1,707)           (409)
           Decrease in accounts payable
              and accrued expenses                                       (668)         (1,846)         (3,925)
           --------------------------------------------------------------------------------------------------

                                                                    $  (5,577)       $ (3,046)       $ (5,180)
           ==================================================================================================

         In the years ended December 31, 2000, 1999, and 1998, the Company had the following noncash investing and financing activities:

                                                                         2000            1999            1998
                                                                    ------------------------------------------

           Assets acquired for common stock                         $ 168,319        $ 19,027        $ 25,408
           Due from buyer of divested subsidiary                           --          31,302              --
           Due to shareholders of acquired subsidiary                      --          15,000              --
           Common stock issued for services                               125              --              --
           Assets acquired for long-term debt and capital leases        2,201             100           1,926
           Sale of assets for preferred stock                              --              --           3,000
           Other                                                           --              --             132

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


23.      SEGMENT INFORMATION

         Prior to 2001, the Company's business was organized into six reportable business segments. The Company's core group comprised four technology groups or industry segments: Applications, Telephony, Networks, and Internet. Combined, these groups formed the basis of the Company's Computer Telephony Internet Integration (CTII) strategy that was the Company's business model. Beginning in 2001 the Company further refined its business model and strategy to more adequately promote its product and services and to more fully integrate its business units. Through this strategy, known as the I(3) Service Platform, the Company delivers intelligent integrated information solutions through its three newly organized core business groups of Applications, Services and Advanced Wireless. Additionally, the Company's previously reported IntelleSale and other non-core business segments are now reported as discontinued operations. Prior years information has been restated to present the Company's reportable segments into three operating segments, whose principal products and services are as follows:

          ======================================================================================================
                      OPERATING SEGMENT                                PRINCIPAL PRODUCTS AND SERVICES
          ------------------------------------------------------------------------------------------------------
           Applications                                   *    Retail software applications
                                                          *    Point of sale
                                                          *    Data acquisition
                                                          *    Asset management
                                                          *    Decision support
                                                          *    Portable data collection
                                                          *    Call center solutions
                                                          *    Enterprise resource planning
                                                          *    Customer relationship management
                                                          *    Website design
                                                          *    Application and internet access
                                                          *    Global positioning systems
                                                          *    Satellite communication technology
                                                          *    Corporate enterprise access
                                                          *    Decision support
                                                          *    Voice/data technology
          ------------------------------------------------------------------------------------------------------
           Services - comprised of
                Telephony                                 *    Computer telephony integration
                                                          *    Telephone systems and services
                                                          *    Voice and data solutions
                                                          *    Voice over Internet Protocol (VOIP)
                                                          *    Virtual Private Networking
                                                          *    Project management
                                                          *    Cable/fiber infrastructure

                Networks                                  *    e-Business infrastructure design and deployment,
                                                                  services and support
                                                          *    Personal and mid-range computer solutions
                                                          *    Network infrastructures, local and wide area
                                                                  networks and
                                                               virtual private networks
                                                          *    Site analysis and configuration
                                                          *    Training and customer support services
          ------------------------------------------------------------------------------------------------------
           Advanced Wireless                              *    Animal Tracking Business
                                                          *    Digital Angel technology
                                                          *    Digital Angel Delivery System
          ------------------------------------------------------------------------------------------------------

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


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

                                                                   2000 (IN THOUSANDS)
                                ------------------------------------------------------------------------------------------------

                                                       SERVICES
                                               ----------------------     ADVANCED       CORPORATE
                                APPLICATIONS   TELEPHONY     NETWORKS     WIRELESS        OVERHEAD   ELIMINATIONS   CONSOLIDATED
                                ------------------------------------------------------------------------------------------------
Net revenue from external
  customers                         $ 28,112    $ 40,019     $ 43,045     $ 23,399       $     191     $      --       $ 134,766
Intersegment net revenue               5,142          --           --           --              --        (5,142)             --
--------------------------------------------------------------------------------------------------------------------------------

Total revenue                       $ 33,254    $ 40,019     $ 43,045     $ 23,399       $     191     $  (5,142)      $ 134,766
================================================================================================================================

Depreciation and amortization       $  1,075    $    551     $    171     $    652       $   1,590     $   7,034       $  11,073
Restructuring and unusual costs          818          --           --           --           5,565            --           6,383
Interest income                           28         135         (560)           9           8,300        (6,817)          1,095
Interest expense                         859         391          191           99          11,178        (6,817)          5,901
Income (loss) from continuing
  operations before provision
  for income taxes, minority
  interest and extraordinary
  loss                                (3,179)      2,442          803       (1,567)        (17,903)      (14,581)        (33,985)

Segment assets                        29,335      30,023       20,972       21,728       $ 411,553      (202,236)        311,375
Expenditures for property
  and equipment                          954         135          249          766           6,287            --           8,391


                                                                   1999 (IN THOUSANDS)
                                ------------------------------------------------------------------------------------------------

                                                       SERVICES
                                               ----------------------     ADVANCED       CORPORATE
                                APPLICATIONS   TELEPHONY     NETWORKS     WIRELESS        OVERHEAD   ELIMINATIONS   CONSOLIDATED
                                ------------------------------------------------------------------------------------------------
Net revenue from external
  customers                         $ 28,006    $ 59,226     $ 27,190     $ 14,379       $     263     $       --      $ 129,064
Intersegment net revenue                  --          --           --           --              --             --             --
--------------------------------------------------------------------------------------------------------------------------------

Total revenue                       $ 28,006    $ 59,226     $ 27,190     $ 14,379       $     263     $       --      $ 129,064
================================================================================================================================

Depreciation and amortization       $  1,781    $  1,547     $    132     $    510       $     980     $    1,610      $   6,560
Restructuring and unusual costs          376         825           --           --           1,349             --          2,550
Interest income                           11         144           31           --           2,957         (2,721)           422
Interest expense                         463         622          126           41           4,947         (2,721)         3,478
Income (loss) from continuing
  operations before provision
  for income taxes, minority
  interest and extraordinary
  loss                                    47         220        1,456         (990)          5,833         (2,852)         3,714

Segment assets                        20,438      11,325        6,686        7,672         207,829       (142,629)       111,321
Expenditures for property
  and equipment                          673       2,177          179          231             516             --          3,776

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

                                                                   1998 (IN THOUSANDS)
                                ------------------------------------------------------------------------------------------------

                                                       SERVICES
                                               ----------------------     ADVANCED       CORPORATE
                                APPLICATIONS   TELEPHONY     NETWORKS     WIRELESS        OVERHEAD   ELIMINATIONS   CONSOLIDATED
                                ------------------------------------------------------------------------------------------------
Net revenue from external
  customers                         $ 10,163    $ 33,270     $ 21,282     $  9,628       $      --     $       --      $  74,343
Intersegment net revenue                  --          --           --           --              --             --             --
--------------------------------------------------------------------------------------------------------------------------------

Total revenue                       $ 10,163    $ 33,270     $ 21,282     $  9,628       $      --     $       --      $  74,343
================================================================================================================================

Depreciation and amortization       $    772    $    374     $     39     $    319       $     137     $    1,272      $   2,913
Interest income                           47         129           14                          686           (585)           291
Interest expense                         157         531          144           35             788           (585)         1,070
Income (loss) from continuing
  operations before provision
  for income taxes, minority
  interest and extraordinary
  loss                                   633         723        1,433          798          (3,161)        (1,018)          (592)

Segment assets                        12,594      21,989        5,528        9,633         147,518       (125,649)        71,613
Expenditures for
  property and equipment                 113         231           46           --             619             --          1,009

         Segment assets do not include net assets of discontinued operations of $8,076, $75,284, and $37,320, in 2000, 1999, and 1998, respectively.

         Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Information concerning principal geographic areas as of and for the years ended December 31, was as follows (in thousands):

                                                                              UNITED
                                       UNITED STATES          CANADA         KINGDOM           CONSOLIDATED
                                      ---------------------------------------------------------------------
           2000
           Net revenue                      $118,849        $    766        $ 15,151              $ 134,766
           Long-lived assets                  20,044              --           1,324                 21,368
           ------------------------------------------------------------------------------------------------


           1999
           Net revenue                      $ 71,423        $ 39,270        $ 18,371              $ 129,064
           Long-lived assets                   5,269              --           1,380                  6,649
           ------------------------------------------------------------------------------------------------


           1998
           Net revenue                      $ 50,041        $ 11,607        $ 12,695               $ 74,343
           Long-lived assets                   3,092           3,943           1,898                  8,933
           ------------------------------------------------------------------------------------------------

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


24.      Related Party Transactions

         In connection with the acquisitions which took place in 1998, the Company paid a related party $0.6 million for investment banking services. These payments were included in the total cost of assets purchased and are being amortized over the life of the related assets.

         In 1998, the Company sold its investment in a subsidiary company to a related party for two thousand shares of preferred stock.

25.      SUBSEQUENT EVENTS

         In January 2001, the Company and its subsidiary, IntelleSale, settled claims against the former owners of Bostek, Inc. and Micro Components International Incorporated (Bostek and affiliate), two companies acquired by IntelleSale in June 1999. The settlement agreement calls for the former owners of Bostek and affiliate to purchase 3.0 million shares of the Company's common stock. The purchase price for the shares was paid in the form of non-recourse, non-interest bearing promissory notes which are collateralized by the shares of common stock issued. In addition, the former owners of Bostek and affiliate will release the Company from its liability for the deferred purchase price of $9.5 million, upon registration of the aforementioned shares by June 15, 2001.

         In January 2001, the Company entered into an agreement with the minority shareholders of IntelleSale to terminate all put rights and employment agreements that each had with or in respect of IntelleSale. In exchange, the Company issued an aggregate of 6.6 million shares of the Company's common stock.

         On February 27, 2001, the Company acquired 16.6% of the capital stock of Medical Advisory Systems, Inc. (AMEX: DOC), a provider of medical assistance and technical products and services.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


26.      PRO FORMA INFORMATION (UNAUDITED)

         The following pro forma consolidated information of the Company for the years ended December 31, 2000 and 1999 gives effect to the acquisitions, disclosed in Note 3, as if they were effective at January 1, 1999. The statement gives effect to the acquisitions under the purchase method of accounting.

         The pro forma information may not be indicative of the results that would have actually occurred if the acquisitions had been effective on the dates indicated or of the results that may be obtained in the future. The pro forma information should be read in conjunction with the consolidated financial statements and notes thereto of the Company.

                                                                                                   PRO FORMA
                                                                                                 (IN THOUSANDS)
                                                                                                  DECEMBER 31,
                                                                                            ------------------------
                                                                                                 2000           1999
                                                                                            ------------------------

           Net operating revenue from continuing operations                                 $ 206,532      $ 288,552

           Net (loss) income from continuing operations                                       (33,457)           407

           Net (loss) income available to common stockholders from continuing operations      (37,504)           247

           Earnings (loss) per common share from continuing operations - basic                   (.40)           .01

           Earnings (loss) per common share from continuing operations - diluted                 (.40)           .01

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


27.      SUMMARIZED QUARTERLY DATA (UNAUDITED)

                                                                    FIRST     SECOND       THIRD      FOURTH         FULL
                                                                  QUARTER    QUARTER     QUARTER     QUARTER         YEAR
                                                                 --------------------------------------------------------

           2000
           NET OPERATING REVENUE                                 $ 22,801   $ 33,770    $ 40,972    $ 37,223    $ 134,766
           GROSS PROFIT                                            10,062     13,958      15,757      12,514       52,291
           NET INCOME (LOSS) FROM CONTINUING OPERATIONS(1)         (3,180)    (3,053)     (2,388)    (20,553)     (29,174)
           NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS(2)        2,008    (14,675)        648     (70,949)     (82,968)
           BASIC NET INCOME (LOSS) PER SHARE FROM
              CONTINUING OPERATIONS(3)                              (0.06)     (0.06)      (0.04)      (0.27)       (0.52)
           DILUTED NET INCOME (LOSS) PER SHARE FROM
              CONTINUING OPERATIONS(3)                              (0.06)     (0.06)      (0.04)      (0.27)       (0.52)
           BASIC NET INCOME (LOSS) PER SHARE FROM
              DISCONTINUED OPERATIONS(3)                             0.04      (0.29)       0.01       (0.78)       (1.30)
           DILUTED NET INCOME (LOSS) PER SHARE FROM
              DISCONTINUED OPERATIONS(3)                             0.04      (0.29)       0.01       (0.78)       (1.30)
           --------------------------------------------------------------------------------------------------------------

           1999
           Net operating revenue                                 $ 20,789   $ 32,107    $ 38,779    $ 37,389    $ 129,064
           Gross profit                                             9,870     15,680      15,473      13,742       54,765
           Net income (loss) from continuing operations(4)         (3,089)       259      (1,271)      6,681        2,580
           Net income (loss) from discontinued operations           1,444        242       1,717        (391)       3,012
           Basic net income (loss) per share from
              continuing operations(3)                              (0.07)      0.01       (0.03)       0.14         0.06
           Diluted net income (loss) per share from
              continuing operations(3)                              (0.07)      0.01       (0.03)       0.13         0.05
           Basic net income (loss) per share from
              discontinued operations(3)                             0.04       0.01        0.04       (0.01)        0.06
           Diluted net income (loss) per share from
              discontinued operations(3)                             0.03       0.01        0.04       (0.01)        0.06
           --------------------------------------------------------------------------------------------------------------

                    (1)  Fourth quarter 2000 loss from continuing operations includes permanent asset impairment of $6,383.
                    (2)  Second quarter 2000 loss from discontinued operations includes a $17,000 unusual charge.
                    (3)  Earnings per share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.
                    (4) First quarter 1999 loss from continuing operations includes one time restructuring charges of $2,550.


Valuation and Qualifying Accounts (in thousands)

                                                                                Additions
                                                                          -----------------------
                                                            Balance at    Charged to    Valuation                    Balance at
                                                             beginning      cost and     accounts                        end of
Description                                                  of period      expenses     acquired      Deductions        period
--------------------------------------------------------------------------------------------------------------------------------
Valuation  reserve  deducted  in the  balance
  sheet from the asset to which it applies:
      Accounts receivable:
        2000 Allowance for doubtful accounts                    $1,047       $   823        $ 766          $  955       $ 1,681
        1999 Allowance for doubtful accounts                       574           448          239             214         1,047
        1998 Allowance for doubtful accounts                       527           652          189             794           574

      Inventory:
        2000 Allowance for excess and obsolescence                 916           345          460             221         1,500
        1999 Allowance for excess and obsolescence               1,374           139            -             597           916
        1998 Allowance for excess and obsolescence                 907           716            -             249         1,374

      Deferred Taxes:
        2000 Valuation reserve                                       -        15,850            -               -        15,850
        1999 Valuation reserve                                   2,994             -            -           2,994             -
        1998 Valuation reserve                                   3,494             -            -             500         2,994

Reserves not deducted from assets:
        2000 Warranty reserve                                       50           163            -              50           163
        1999 Warranty reserve                                        -             -           50               -            50
        1998 Warranty reserve                                        -             -            -               -             -


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Palm Beach, State of Florida, on April 10, 2001.

                                      APPLIED DIGITAL SOLUTIONS, INC.

                                      By:  /s/ Mercedes Walton
                                           -------------------------------------
                                           Mercedes Walton
                                           President and Chief Operating Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                      Title                            Date
         ---------                      -----                            ----
  /s/ Richard J. Sullivan     Chairman of the Board of Directors,
----------------------------  Chief Executive Officer and
   (Richard J. Sullivan)      Secretary (Principal Executive         April 10, 2001

                              Officer)
    /s/ Mercedes Walton
----------------------------  President and Chief Operating
     (Mercedes Walton)        Officer (Principal Operating           April 10, 2001

                              Officer)
 /s/ Jerome C. Artigliere
----------------------------  Chief Financial Officer (Principal
  (Jerome C. Artigliere)      Financial Officer and Principal        April 10, 2001

                              Accounting Officer)
 /s/ Richard S. Friedland
----------------------------  Director
  (Richard S. Friedland)                                             April 10, 2001

  /s/ Arthur F. Noterman
----------------------------  Director
   (Arthur F. Noterman)                                              April 10, 2001

    /s/ Daniel E. Penni
----------------------------  Director
     (Daniel E. Penni)                                               April 10, 2001

  /s/ Angela M. Sullivan
----------------------------  Director
   (Angela M. Sullivan)                                              April 10, 2001

  /s/ Garrett A. Sullivan
----------------------------  Director
   (Garrett A. Sullivan)                                             April 10, 2001

  /s/ Constance K. Weaver
----------------------------  Director
   (Constance K. Weaver)                                             April 10, 2001


List Of Exhibits
(Item 14 (c))

   Exhibit
    Number                            Description
   -------                            -----------
2.1 Agreement of Purchase and Sale dated as of June 4, 1999 by and among Intellesale.com, Inc., Applied Cellular Technology, Inc., David Romano and Eric Limont (incorporated by reference to
                Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on June 11, 1999, as amended on August 12,
                1999).

2.2 Amendment No. 1 to the Agreement of Purchase and Sale, dated as of June 9, 1999 by and among Intellesale.com, Inc., Applied
                Cellular Technology, Inc., David Romano and Eric Limont (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Commission on June 11, 1999, as amended on August 12, 1999).

2.3 Agreement and Plan of Merger, dated April 24, 2000, by and among the Company, Digital Angel.net Inc. and Destron Fearing Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on May 1, 2000).

2.4 Agreement dated as of November 28, 1999 by and among AT&T Canada Corp. and TigerTel, Inc. (incorporated by reference to Exhibit
                99.1 to the Company's Current Report on Form 8-K filed with the Commission on December 13, 1999, as amended on December 22, 1999 and January 11, 2000).

2.5             Agreement  and Plan of Merger  dated as of June 30,  2000 by and among the Company and Compec Acquisition Corp. and Computer Equity Corporation and John G. Ballenger, Christopher J. Ballenger and Frederick M. Henschel (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on July 14, 2000, as amended on September 11, 2000).

2.6 Agreement and Plan of Merger dated as of October 18, 2000 by and among the Company and PDS Acquisition Corp., and Pacific Decision Sciences Corporation, and H&K Vasa Family 1999 Limited Partnership, H&K Vasa Family 2000 Limited Partnership, David Dorret, and David Englund (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on November 1, 2000, as amended on December 29,
                2000).

2.7 MCY Agreement dated as of October 19, 2000 by and between MCY.com, Inc and the Company (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on December 5, 2000).

4.1             Second  Restated   Articles  of  Incorporation  of  the  Company
                (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Form S-3 File No. 333-64605) filed with the Commission on June 23, 1999).

4.2 Amendment of Articles of Incorporation of the Company filed with the Secretary of State of the State of Missouri on September 5, 2000 (incorporated herein by reference to Exhibit 4.3 to the Company's Post-Effective Amendment No. 3 on Form S-3 to Registration Statement on Form S-4 (File No. 333-38420-02) filed with the Commission on September 29, 2000).

4.3 Certificate of Designation of Preferences of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on October 26, 2000).

4.4 Amended and Restated Bylaws of the Company dated March 31, 1998 (incorporated herein by reference to Exhibit 4.1 to the
                Company's Registration Statement on Form S-3 (File No. 333-51067) filed with the Commission on April 27, 1998).

10.1* 1996 Non-Qualified Stock Option Plan of Applied Cellular Technology, Inc., as amended through June 13, 1998 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the Commission on December 2, 1999 (Commission File Number 333-91999)).

10.2* Applied Digital Solutions, Inc. 1999 Employees Stock Purchase Plan, as amended through September 23, 1999 (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-88421) filed with the Commission on October 4, 1999).

10.3* Applied Digital Solutions, Inc. 1999 Flexible Stock Plan (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-92327) filed with the Commission on December 8, 1999).

10.4 Credit Agreement between the Company and State Street Bank and Trust Company dated as of August 25, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 16, 1998 )

10.5 First Amendment to Credit Agreement between the Company and State Street Bank and Trust Company dated as of February 4, 1999 (incorporated by reference to Exhibit 10.3 the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1999)

10.6 Second Amended and Restated Term and Revolving Credit Agreement, dated October 17, 2000, between the Company and IBM Credit Corporation, and others (incorporated by reference to Exhibit
                99.1 to the Company's Current Report on Form 8-K filed with the Commission on October 24, 2000)

10.7 Acknowledgement, Waiver and Amendment No. 1 to the Second Amended and Restated Term and Revolving Credit Agreement dated March 30, 2001 between the Company and IBM Credit Corporation, and others

10.8*           Richard J. Sullivan Employment Agreement **

10.9*           Garrett A. Sullivan Employment Agreement **

10.10*          David A. Loppert Employment Agreement **

10.11*          Jerome C. Artigliere Employment Agreement

10.12*          Mercedes Walton Employment Agreement

10.13*          David I. Beckett Employment Agreement

10.14*          Michael E. Krawitz Employment Agreement

10.15 Securities Purchase Agreement, dated as of October 24, 2000, relating to the Registrant's Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.16 Form of warrant to purchase common stock of the Registrant issued to the holders of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the
                Registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.17           Registration  Rights  Agreement  between the  Registrant and the holders of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.18 Lock-Up Agreement dated as of November 28, 1999 by and among AT&T Canada Corp. and the Company (incorporated by reference to the Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Commission on December 13, 1999, as amended on December 22, 1999 and January 11, 2000).

10.19 Voting Agreement by and among the Company and certain securityholders of Destron Fearing Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on May 1, 2000).

21.1            List of Subsidiaries of Applied Digital Solutions, Inc.

23.1            Consent of PricewaterhouseCoopers LLP

-------

*    - Management contract or compensatory plan.
**   - Incorporated  herein by  reference  to  Exhibits  10.8,  10.9 and 10.10, respectively, to the Company's Annual Report on Form 10-K filed with the Commission on March 30, 2000.