Form 10-K/A
period 1999-12-31
APPLIED DIGITAL SOLUTIONS INC
filed 2001-04-23
CIK 924642

As filed with the Securities and Exchange Commission on April 23, 2001
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------
                               Amendment No. 2 On
                                   FORM 10-K/A


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
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)
                               400 Royal Palm Way
                                    Suite 410
                            Palm Beach, Florida 33480
                                 (561) 805-8000
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)

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


                                EXPLANATORY NOTE

         This Amendment No. 2 on Form 10-K/A amends the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000, as amended by Amendment No. 1 on Form 10-K/A filed on June 23, 2000.

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

PART I

ITEM 1.       BUSINESS

GENERAL

     Applied Digital Solutions is an emerging leader in the implementation of e-business solutions for the Internet through Computer Telephony Internet Integration (CTII) (the integration of computer, telecom and the Internet). Our goal is to be a single source e-business provider that mid-size companies can turn to for intelligently connecting their business processes via telephone or computer, with their customers, suppliers and partners to deliver the results expected from the emerging e-business market. Our services integrate Web front-end applications with back-end enterprise resources either by telephone, computer/software or both. We provide end-to-end solutions that enable e-business optimization while powering e-business initiatives through intelligent collaboration and customer interaction.

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

     We have entered into put options with the selling sellers of those companies in which we acquired less than a 100% interest. These options require us to purchase the remaining portion we do not own after periods ranging from four to five years from the dates of acquisition at amounts per share generally equal to 10% to 20% of the average annual earnings per share of the company before income taxes for, generally, a two-year period ending on the effective date of the put multiplied by a multiple ranging from four to five. The purchases under these put options are recorded as changes in minority interest based upon current operating results. We have entered into agreements to acquire for approximately $3.9 million, put options in certain subsidiaries of our subsidiary, IntelleSale.com. In addition, based upon current earnings, assuming all other put options were exercised, we are contingently liable for approximately an additional $6.9 million in the next two years.


If we are unable to implement a new financial reporting system, our ability to properly monitor our operating results may be impaired and we may not be capable of complying with our financial reporting obligations.

     The financial reporting systems maintained by many of the businesses we have acquired since January 1, 1995 differ from one another and from the systems we use on a consolidated basis. As a result, we do not properly maintain various detailed operating and financial information systems which would allow us to disclose separately net sales of tangible products and revenues from services, and the associated cost of tangible goods sold and the cost of services provided. As a result investors evaluating our financial performance will not be able to compute the gross profit or gross profit percentage of product and service revenues individually and this information may be important and material to an investor in evaluating our performance.

     In response to these limitations and to enable us to more quickly integrate the financial reporting systems of businesses we may acquire in the future, we have begun implementation of an enterprise-based financial reporting system which we believe will be capable of properly maintaining the necessary financial information and we believe we will be able to report product and service revenue and their associated costs for all periods commencing with the interim reporting period ended March 31, 2000. We believe the implementation will be completed in the first half of 2001. However, this implementation may not be successful in correcting the noted deficiencies, and we may experience similar deficiencies in the future as we continue to expand our operations. If we are unable to establish and maintain an effective financial reporting system, we will not be able to timely and accurately account for and monitor the operations of our business, and therefore we may not be able to properly execute our strategic plan, which could have a material adverse effect on our business, results of operations or financial condition.




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

     The following table sets forth our properties by business divisions:



                                                     Square Feet
                                        ----------------------------------------
                                                     Factory /
                                        Office      Warehouse             Total
                                        -------     ----------           -------
Telecommunications                       41,133         10,874            52,007
Network                                  25,270          1,800            27,070
Internet                                 17,051              -            17,051
Applications                             81,903         40,000           121,903
IntelleSale                              20,865        223,450           244,315
Non-Core                                 26,709        136,094           162,803
Corporate                                 7,036              -             7,036
                                        ----------------------------------------
                                        219,967        412,218           632,185
                                        ========================================

     The following table sets forth the principal locations of our properties:

                                                     Square Feet
                                        ----------------------------------------
                                                     Factory /
                                        Office      Warehouse             Total
                                        ------      ----------            ------
Arizona                                   7,628              -             7,628
California                               26,155         54,000            80,155
Canada                                   10,000         89,926            99,926
Florida                                  26,349            550            26,899
Georgia                                   1,500              -             1,500
Illinois                                 19,486          5,400            24,886
Louisiana                                 1,500              -             1,500
Maryland                                  8,422          1,924            10,346
Massachusetts                             2,281          4,641             6,922
Minnesota                                 2,000              -             2,000
Missouri                                  3,500              -             3,500
New Hampshire                             2,688          2,000             4,688
New Jersey                               35,820        184,250           220,070
New York                                  3,240         21,000            24,240
Ohio                                     21,900              -            21,900
Pennsylvania                             13,948          8,527            22,475
Texas                                     1,400              -             1,400
United Kingdom                           32,150         40,000            72,150
                                        ----------------------------------------
                                        219,967        412,218           632,185
                                        ========================================

ITEM 3.       LEGAL PROCEEDINGS

     We and certain of our subsidiaries are parties to various legal actions as either plaintiff or defendant. In the opinion of management, these proceedings will not have a material adverse affect on our financial position, our cash flows or our overall trends in results. The estimate of the potential impact on our financial position, our overall results of operations or our cash flows for these proceedings could change in the future. We are not subject to any environmental or governmental proceedings

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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
                                                      High            Low
              1998
                First Quarter................        5 1/2           4 1/32
                Second Quarter...............        4 7/8           3 1/8
                Third Quarter ...............        3 1/2           1 9/16
                Fourth Quarter ..............        5 1/2           1 17/32
              1999
                First Quarter................        4 3/16          2
                Second Quarter...............        3 1/2           2
                Third Quarter................        3 3/8           1 11/16
                Fourth Quarter...............        16              1 5/8


Holders

     As of March 24,  2000,  there  were  1,356  holders of record of our Common
Stock.

Dividends


     Holders of our Common Stock are entitled to receive such dividends as may be declared by our Board of Directors. Other than the distribution of warrants pursuant to the Joint Actions by Unanimous Consent of the Board of Directors and Shareholders dated March 25, 1994, since our inception, no dividends on our Common Stock have ever been paid, and we do not anticipate that dividends will be paid on our Common Stock in the foreseeable future. Under our Amended and Restated Term and Revolving Credit Agreement dated as of July 30, 1999 with IBM Credit Corporation, we may not declare or pay any dividend, other than dividends payable solely in our common stock, on any shares of any class of our capital stock or any warrants, options or rights to purchase any such capital stock, or make any other distribution in respect of such stock or other securities, whether in cash, property or other obligations of us. In addition, we may only declare or pay dividends on our Common Stock if our subsidiary ACT-GFX Canada, Inc. is able to, and simultaneously does, declare or pay an equivalent dividend on its exchangeable shares. Our Board of Directors has the right to authorize the issuance of preferred stock, without further stockholder approval, the holders of which may have preferences as to payment of dividends.

Recent Sales of Unregistered Securities


     The following table lists all unregistered securities sold by the Company from October 1, 1999 through December 31, 1999. These acquisition shares were issued to the selling shareholders in connection with the acquisition of the indicated subsidiary or the shareholder's minority interest in transactions directly negotiated by the shareholders in connection with the sale of their business or interests to the Company and pursuant to the "price protection" or "earnout" provisions of the agreement of sale. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, as detailed in the applicable footnotes below.


                                                                                                    Number of
                          Number of                     Issued                                       Common
Name/Entity/Nature         Persons     Note               For                   Date Issued          Shares
------------------        ---------    ----             ------                  -----------         -----------
Atlantic Systems, Inc.        1         1             Acquisition             November, 1999           119,832
STC Netcom, Inc.             20         2             Acquisition             December, 1999           400,000
Services                      1         3              Services             October - December,          2,498
                                                                                   1999
                                                                                                     ---------
     Total                                                                                             522,330
                                                                                                     =========
-----------------------------

1. Represents shares issued to one selling shareholder in connection with the acquisition of Atlantic Systems, Inc. Such shares were issued in a transaction directly negotiated by the shareholder in connection with the sale of his business to the Company and were exempt from registration pursuant to Section 4(2) of the Act.
2. Represents shares issued to 20 selling shareholders in connection with the acquisition of minority interests of such shareholders in STC Netcom, Inc. Our initial issuance of shares in connection with our acquisition of STC shares occurred in 1997 in a transaction directly negotiated by the shareholders in connection with the sale of their business to the Company and was exempt from registration pursuant to Section 4(2) of the Act.
3. Represents shares issued to an employee for services under employment or other such agreements.


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


SUMMARY OF OPERATIONS DATA                                         Year Ended December 31,
                                                 -------------------------------------------------------------------
                                                      1999          1998          1997         1996            1995
                                                 ---------- ------------- ------------- ----------------------------
                                                            (In thousands, except per share data)
Net operating revenue                            $ 336,741     $ 207,081     $ 103,159     $ 19,883         $ 2,336
Cost of goods sold                                 241,790       142,893        69,408       10,524           1,186
-----------------------------------------        -------------------------------------------------------------------
Gross profit                                        94,951        64,188        33,751        9,359           1,150
Selling, general and administrative                (90,416)      (51,485)      (26,431)      (7,393)           (970)
Depreciation and amortization                       (9,687)       (4,501)       (1,874)        (712)            (11)
Restructuring and unusual costs                     (2,550)           --        (1,681)          --              --
Gain on sale of subsidiary                          20,075           733         1,827           --              --
Interest income                                        616           420           192          126             75
Interest expense                                    (3,842)       (1,653)         (978)        (200)            (15)
-----------------------------------------        -------------------------------------------------------------------

Income from continuing operations before             9,147         7,702         4,806        1,180             229
provision for income taxes, minority
interest and extraordinary loss
Provision for income taxes                           3,160         2,588         1,769          362              --
-----------------------------------------        -------------------------------------------------------------------

Income before minority interest and                  5,987         5,114         3,037          818             229
extraordinary loss
Minority interest                                      395           424           697          132              49
-----------------------------------------        -------------------------------------------------------------------
Income before extraordinary loss                     5,592         4,690         2,340          686             180
Extraordinary loss (net of taxes of $89)               160           --            --           --               --
-----------------------------------------        -------------------------------------------------------------------
Net income                                           5,432         4,690         2,340          686             180
Preferred stock dividends                               --            44            72           60              --
-----------------------------------------        -------------------------------------------------------------------
Net income available to common                   $   5,432     $   4,646     $   2,268       $  626           $ 180
stockholders
=========================================        ===================================================================
Average common shares outstanding                   46,814        32,318        12,632        3,329           1,792
Average common shares outstanding                   50,086        34,800        15,245        4,641           1,967

PER COMMON SHARE DATA
Basic                                                $0.12         $0.14         $0.18        $0.19           $0.10
Diluted                                              $0.11         $0.13         $0.15        $0.15           $0.09
Cash Dividends                                       $0.00         $0.00         $0.00        $0.00           $0.00



BALANCE SHEET DATA                                              As of December 31,
                                           ------------------------------------------------------------------
                                                1999          1998          1997         1996           1995
                                           ------------------------------------------------------------------
                                                                  (In thousands)
Cash and cash equivalents                  $   5,138      $  4,555      $  7,657       $   810         $  125
Due from buyers of divested subsidiary        31,302            --            --            --             --
Property and equipment                        13,886        15,627         5,339         2,915            138
Goodwill                                      62,000        33,430        12,787        14,528            907
Total assets                                 228,976       124,116        61,282        33,208          4,131
Long-term debt                                35,317         2,838         2,199         1,386             19
Total debt                                    68,566        27,213         7,825         5,799            352
Minority interest                              2,558         2,961         1,785           456             57
Redeemable preferred stock                        --            --           900        10,900             --
Stockholders' equity                          92,936        67,560        36,285         8,252          3,052

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

1999 AND RECENT DEVELOPMENTS



     The material acquisitions for 1999 consisted of Bostek, Inc. and an affiliate, Port Consulting, Inc., Hornbuckle Engineering, Inc., Lynch Marks & Associates, Inc. and STR, Inc.

     o Our subsidiary IntelleSale.com, Inc. acquired Bostek, Inc. and Micro Components International, Incorporated (collectively, "Bostek") in June 1999 in order to add to the product mix of products offered by our subsidiary, IntelleSale.com, and to expand its use of the Internet as a selling channel. Bostek's "open-box" computer equipment, which is generally not used or only slightly used, added to Intellesale's product mix because the primary type of equipment sold by IntelleSale was older computer equipment that had been used for at least six months. It also added to Intellesale's potential market because some potential customers preferred unused products. Finally, it allowed Intellesale to offer a variety of pricing for its products, because Intellesale's traditional used product was very inexpensive relative to brand new computer equipment, and "open-box" product is typically priced more than used but less than brand new. In addition, we acquired Bostek to take advantage of its relationships with vendors, for its sales and earnings and in order to reduce expenses by combining the shipping, handling and warehousing functions.

     o We acquired Port Consulting, Inc., an integrator of information technology application systems and custom application development services based in Jacksonville, Florida, to complete the Oracle database functions of our Internet strategy. Oracle software powers many websites and database applications.

     o We acquired Hornbuckle Engineering, Inc., an integrated voice and data solutions provider based in Monterey, California, and Lynch Marks & Associates, Inc., a network integration company based in Berkley, California, in order to expand the footprint of our Network Group to Northern California.

     o We acquired STR, Inc., a software solutions company based in Cleveland, Ohio, to penetrate the retail systems software market. In addition, the retail market provides opportunities for our Internet Group to sell websites and other services to retail customers.

     In addition to the foregoing, in May 1999, we entered into an agreement to merge our wholly-owned Canadian subsidiary, TigerTel Services Limited, with Contour Telecom Management, Inc., a Canadian company. We received, in a reverse merger transaction, approximately 75% of the total outstanding shares of Contour's common stock.

     All   acquisitions   were  accounted  for  using  the  purchase  method  of
accounting. Total assets acquired, including goodwill, during the second quarter of 1999, are summarized as follows:





          Purchase price                                        $40,759
          Net assets acquired                                   (5,650)
                                                               ---------
          Goodwill                                              $35,109
                                                               =========

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

     On March 3, 2000, we announced that we had signed a letter of intent to acquire Destron Fearing Corporation, a Nasdaq listed company trading under the stock symbol "DFCO". Destron Fearing is a leading developer, manufacturer and marketer of a broad line of electronic and visual identification devices for companion animals, livestock, laboratory animals and wildlife. In this proposed transaction, we will issue shares of our Common Stock in exchange for shares of common stock of Destron Fearing. The approximately $130 million transaction is expected to close by mid-June, 2000, subject to a number of conditions, including the execution of a definitive acquisition agreement, completion of due diligence, approval of both our and Destron Fearing's boards of directors and shareholders, and approval of relevant government agencies. Under the agreement, Destron Fearing would be merged into Digital Angel.net Inc.

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


     We operate in three geographic areas: the United States, which comprises the majority of our operations; Canada; and the United Kingdom. Our Canadian operations were comprised of a telecommunications company, which we disposed of in 1999, and an automotive manufacturing and engineering company. Our United Kingdom operations are comprised of companies in our Applications segment, described below. With the exception of our manufacturing and engineering company in Canada, the majority of our revenues and expenses in each geographic area were generated in the same currencies. Approximately 6%, 10% and 34% of the manufacturing and engineering company's revenues were generated in US dollars for the years ended December 31, 1997, 1998 and 1999, respectively, while 100% of its expenses were incurred in Canadian dollars during the same periods. We did not incur any significant foreign currency gains or losses during the three years ending December 31, 1999.


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

RESULTS OF OPERATIONS


     The following table summarizes the Company's results of operations as a percentage of net operating revenue for the last three years:


                                                                Relationship to Net Operating Revenue
                                                                --------------------------------------
                                                                   1999            1998          1997
                                                                     %               %             %
                                                                -------- --------------- -------------
Net operating revenue                                             100.0           100.0         100.0
Cost of goods sold                                                 71.8            69.0          67.3
                                                                -------- --------------- -------------
Gross margin                                                       28.2            31.0          32.7
Selling, general and administrative expenses                      (26.9)          (24.9)        (25.6)
Depreciation and amortization                                      (2.9)          -(2.2)         (1.8)
Restructuring and unusual costs                                    (0.8)              --         (1.6)
Gain on sale of subsidiary                                          6.0             0.4           1.8
Interest income                                                     0.2             0.2           0.1
Interest expense                                                   (1.1)           (0.8)         (1.0)
                                                                -------- --------------- -------------
Income before provision for income taxes, minority                  2.7             3.7           4.6
interest and extraordinary loss
Provision for income taxes                                          0.9             1.2           1.7
                                                                -------- --------------- -------------
Income before minority interest and extraordinary loss              1.8             2.5           2.9
Minority interest                                                   0.1             0.2           0.6
                                                                -------- --------------- -------------
Income before extraordinary loss                                    1.7             2.3           2.3
Extraordinary loss                                                  0.1              --            --
                                                                -------- --------------- -------------
Net income                                                          1.6             2.3           2.3
Preferred stock dividends                                            --              --           0.1
                                                                -------- --------------- -------------
Net income available to common stockholders                         1.6             2.3           2.2
                                                                ======== =============== =============

COMPANY OVERVIEW


Revenue


     Revenue for 1999 was $336.7 million, an increase of $129.6 million or 62.6% from $207.1 million in 1998. Revenue for 1998 represents an increase of $103.9 million, or 100.7%, from $103.2 million in 1997. These significant increases are attributable to the growth of existing businesses as well as to growth through acquisitions.


     Revenue for each of the operating segments was:

         (In thousands)                    1999           1998          1997
                                       ----------- -------------- -------------
         Telecommunications 1            $ 59,225       $ 33,270      $ 32,208
         Network                           27,190         21,282            --
         Internet                           6,607             --            --
         Applications                      35,780         19,859         9,574
         IntelleSale                      142,987         60,877        39,445
         Non-Core 2                        64,689         71,793        21,932
         Corporate                            263             --            --
                                       ----------- -------------- -------------
         Consolidated                    $336,741       $207,081      $103,159
                                       =========== ============== =============
         -----------

          1 Includes TigerTel's revenue of $39.2 million and $11.6 million in 1999 and 1998.
          2 Includes revenue from the Communications Infrastructure group of companies, the majority of which were disposed of in the 4th quarter of 1999. Revenues for these disposed entities, included above amounted to $21.0 million, $32.1 million and $4.3 million in 1999, 1998 and 1997.

Changes during the years were:

     o Telecommunications revenue increased $26.0 million or 78.3% from 1998 to 1999 as a result of TigerTel's acquisition of Contour in May 1999. TigerTel's revenue was $39.3 million or 66.4% of 1999 revenue and $11.6 million or 34.9% of 1998's revenue. Revenue did not increase significantly from 1997 to 1998.

     o Network revenue increased $5.9 million or 27.8% from 1998 to 1999. Hornbuckle Engineering, Inc. and Lynch Marks & Associates, both acquired in the second quarter of 1999, contributed $9.2 million of revenue in 1999, representing 43.4% of 1999's revenue increase over 1998. The 15.5% decline in existing business revenue reflects the transition from lower margin product business to a higher margin service business in 1999 compared to 1998. This division was formed with the purchase of one company in 1998 and had no operations prior to that.

     o Internet revenue increased by 100.0% for the year as a result of our acquisition of Port Consulting in the second quarter of 1999. Prior to 1999 we had no significant Internet operations and those operations reported as Internet in 1998 have been classified with Telecommunications in 1999.

     o Applications revenue increased $15.9 million or 80.2% from 1998 to 1999. In 1999, this division includes the results of STR, an acquisition completed during the second quarter of 1999, whose revenue of $9.9 million represents 49.9% of the increase, while existing businesses contributed 30.3% of the increase, a small, but undetermined, portion of which we believe was due to Y2K remediation. Revenue increased $10.3 million or 108.4% from 1997 to 1998, primarily from the acquisition of Signature Industries in 1998, whose 1998 revenue was $9.6 million or 101.1% of the increase.

     o IntelleSale.com's revenue increased $82.1 million or 134.9% from 1998 to 1999. Bostek, which was acquired in June 1999, contributed $74.6 million or 122.5% of the increase for the year, while existing businesses contributed 12.4% of the increase. Revenue increased $21.4 million or 54.3% from 1997 to 1998, primarily as a result of IntelleSale's 1998 acquisitions which contributed $17.4 million or 44.2% of the increase.

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



     Rules 5.03-2.1 and 2 of Regulation S-X require the Company to disclose product and service revenue and the cost of product and service revenue. The Company is unable to comply with these rules at this time. The Company is in the process of implementing an enterprise-based financial reporting system and will report product and service revenue in its December 31, 2000 year-end financial statements and product and service costs in its March 31, 2001 interim financial statements.



Gross Profit and Gross Margin Percentage


     Gross profit for 1999 was $94.9 million, an increase of $30.8 million, or 48.0%, from $64.1 million in 1998. Gross profit for 1998 represents a $30.4 million increase, or a 90.2% increase over 1997. As a percentage of revenue, the gross margin was 28.2%, 31.0% and 32.7% for the years ended December 31, 1999, 1998 and 1997, respectively.

     Gross profit for each of the operating segments was:

         (In thousands)                           1999        1998        1997
                                               --------- ----------- -----------
         Telecommunications 1                   $22,384     $19,071     $16,215
         Network                                  8,635       3,863          --
         Internet                                 4,985          --          --
         Applications                            18,641      11,613       5,846
         IntelleSale                             26,383      12,871       6,243
         Non-Core 2                              13,660      16,770       5,447
         Corporate (including amounts               263          --          --
           incurred during consolidation)
                                               --------- ----------- -----------
         Consolidated                           $94,951     $64,188     $33,751
                                               ========= =========== ===========
         --------------------
     1 Includes TigerTel's gross profit of $14.9 million and $7.7 million in 1999 and 1998.
     2 Includes gross profit from the Communications Infrastructure group of companies, the majority of which were disposed of in the 4th quarter of 1999. Gross profit for these disposed entities, included above amounted to $4.3 million, $7.4 million and $1.0 million in 1999, 1998 and 1997.

     Gross margin percentage for each of the operating segments was:

                                                   1999        1998        1997
                                                -------- ----------- -----------
                                                    %           %           %
         Telecommunications 1                      37.8        57.3        50.3
         Network                                   31.8        18.2          --
         Internet                                  75.5          --          --
         Applications                              52.1        58.5        61.1
         IntelleSale                               18.5        21.1        15.8
         Non-Core 2                                21.1        23.4        24.8
         Corporate (including amounts                --          --          --
            incurred during consolidation)      -------- ----------- -----------
         Consolidated                              28.2        31.0        32.7
                                                ======== =========== ===========
         --------------------
     1 Includes TigerTel's gross profit margin of 38.0% and 66.4% in 1999 and 1998.
     2 Includes gross profit margin from the Communications Infrastructure group of companies, the majority of which were disposed of in the 4th quarter of 1999. Gross profit margin for these disposed entities, included above amounted to of 20.5%, 23.1% and 23.3% in 1999, 1998 and 1997.

Changes during the years were:


     o Telecommunications gross profits increased by $3.3 million or 17.4% for 1999, but margins declined to 37.8% in 1999 from 57.3% in 1998. The increase in absolute dollars was as a result of the acquisition of Contour, but this acquisition also contributed significantly lower overall gross margin. Contour's margins were historically lower than those of the other entities within this division. Gross profits increased $2.8 million or 17.3% from 1997 to 1998 as a result of the acquisition of TigerTel in 1998.


     o Network's gross profit increased by $4.8 million or 123.5% for 1999. This improvement is attributable to the acquisitions during the second quarter of 1999, and a small improvement in existing business margin resulting from the shift from product sales to services. The companies acquired are more service oriented (e.g., help desk, consulting services) than the only company that made up the network division in 1998, with most expenses being classified as selling, general and administrative. The primary reason for shifting toward higher margin business services was to better serve the needs of our customers. As technology changed, our customers continued to rely on us for higher level technical services in addition to computer products. This move also fulfilled our objective to diversify and reduce our dependence on product sales. To implement this shift, we hired a director of technical services to create new service offerings and to elevate the level of our technical expertise through hiring higher level technical personnel and training our existing technical staff. The new technical services focused on designing and implementing higher level network infrastructures for our customers. This division was established in 1998.


     o Internet was established in 1999. Gross profits and margins are higher in this division as it is service oriented and most of its operating costs are recorded in selling, general and administrative expense.

     o Applications gross profit increased $7.0 million or 60.3% for 1999, primarily due to the acquisition of STR, but margins declined as we implemented our planned exit from a once highly profitable but declining modem and communications market in the United Kingdom. Gross profit increased $5.8 million or 98.6% from 1997 to 1998, primarily as a result of the acquisition of Signature in 1998.

     o IntelleSale.com's gross profit increased $13.5 million or 104.7% in 1999 as a result of increased revenue from Bostek and internal growth, but our margins declined to 18.5% in 1999 from 21.1% in 1998 as we continued our expansion and focused our business on Internet and business to business e-commerce. We anticipate margins stabilizing in the future. Gross profit increased $6.6 million or 106.5% from 1997 to 1998 as a result of 1998 acquisitions.

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


     Selling, general and administrative expense for each of the operating segments was:

        (In thousands)                               1999       1998       1997
                                                   --------   -------   --------
        Telecommunications 1                       $20,122    $17,572   $ 14,438
        Network                                      6,953      2,261         --
        Internet                                     4,270                    --
        Applications 1                              16,901      8,975      3,244
        IntelleSale                                 19,120      8,111      3,779
        Non-Core 2                                  12,546     11,167      4,350
        Corporate (including amounts                10,504      3,399        620
           incurred during consolidation) 1, 3
                                                   -------    -------    -------
        Consolidated                               $90,416    $51,485    $26,431
                                                   =======    =======    =======
        --------------------

        1 Includes (a) TigerTel's SG&A of $11.4 million and $5.5 million in 1999 and 1998, (b) in 1999, restructuring and unusual charges of $511 in Telecommunications, $400 in Applications and $1,639 in corporate overhead, and (c) in restructuring charges of $1,681 in Telecommunications in 1997.
         2 Includes SG&A from the Communications Infrastructure group of companies, the majority of which were disposed of in the 4th quarter of 1999. SG&A for these disposed entities, included above amounted to $4.8 million, $4.7 million and $0.7 million in 1999, 1998 and 1997.
        3 Corporate overhead includes an asset impairment reserve of $1,000 in 1999.

     Selling, general and administrative expense as a percentage of revenue for each of the operating segments was:

                                              1999           1998          1997
                                          ---------- ------------- -------------
                                                 %             %             %
         Telecommunications 1                  34.0          52.8          44.8
         Network                               25.6          10.6            --
         Internet                              64.6          31.2            --
         Applications 1                        47.2          45.2          33.9
         IntelleSale                           13.4          13.3           9.6
         Non-Core 2                            19.4          15.6          19.8
         Corporate 3                          399.4            --            --
                                          ---------- ------------- -------------
         Consolidated 1                        26.9          24.9          25.6
                                          ========== ============= =============
         ---------------
          1 Includes, as a percentage of revenue, (a) TigerTel's SG&A of 29.3% and 47.4% in 1999 and 1998, (b) restructuring and unusual charges in 1999 of 0.2% in Telecommunications, 0.1% in Applications, and 0.5% in corporate overhead, and (c) restructuring and unusual charges of 1.6% in Telecommunications in 1997.
          2 Includes SG&A from the Communications Infrastructure group of companies, the majority of which were disposed of in the 4th quarter of 1999. SG&A as a percentage of revenue for these disposed entities, included above, amounted to of 22.9%, 14.6% and 16.3% in 1999, 1998 and 1997.
          3 Corporate overhead includes an asset impairment reserve of $1,000 in 1999.

Changes during the years were:

     o Telecommunications increased $2.6 million or 14.9% in 1999, but as a percentage of revenue, declined 18.8 percentage points from 52.8% in 1998 to 34.0% in 1999. The decline reflects economies in scale achieved through the merger of TigerTel and Contour and the continued improvement of our domestic telecommunications businesses. SG&A increased $3.1 million or 21.5% in 1998, primarily as a result of the acquisition of one of the TigerTel entities.

     o Network increased $4.7 million or 204.3%, a significant increase over 1998 as a result of acquisitions made in the second quarter of 1999. These companies are more service oriented and have a higher SG&A expenses. There were no Network operations in 1997.

     o Internet commenced operations in 1999. As a service provider, this division has a lower cost of goods sold but higher SG&A expense.

     o Applications increased $7.9 million or 87.8% in 1999 due to an acquisition in the second quarter of 1999, and increased $5.7 million or 178.1% in 1998 as a result of the acquisition of Signature. As a percentage of revenue, SG&A expense in this division has not increased significantly over prior periods.

     o IntelleSale's SG&A increased $11.0 million or 135.8% in 1999, primarily as a result of the acquisition of Bostek in June 1999 and the increase of Internet related business and the consolidation of operations into one facility. SG&A increased $4.3 million or 113.2% in 1998 due to acquisitions in 1998. As a percentage of sales, SG&A expense in 1999 and 1998 are almost the level.

     o Non-core SG&A did not increase significantly in dollar terms in 1999 but increased as a percentage of sales as sales continue to decline at certain units within this division. In 1998, SG&A increased $6.8 million or 154.5% as a result of acquisitions.

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


     Depreciation and amortization expense for each of the operating segments was:

         (In thousands)                                1999       1998      1997
                                                   --------- ---------- --------
         Telecommunications 1                        $1,547     $  677    $  300
         Network                                        132         39        --
         Internet                                        69         --        --
         Applications                                 2,366      1,241       459
         IntelleSale                                    529        251       108
         Non-Core 2                                   1,153        935       277
         Corporate (including amounts incurred        3,891      1,358       730
            incurred during consolidation) 3
                                                   --------- ---------- --------
         Consolidated                                $9,687     $4,501    $1,874
                                                   ========= ========== ========
         --------------------

          1 Includes TigerTel's depreciation and amortization of $1.2 million and $0.5 million in 1999 and 1998.
          2 Includes depreciation and amortization from the Communications Infrastructure group of companies, the majority of which were disposed of in the 4th quarter of 1999. Depreciation and amortization for these disposed entities, included above amounted to $4.8 million, $4.7 million and $0.7 million in 1999, 1998 and 1997
          3 Includes consolidation adjustments of $2,911, $1,221 and $713, in 1999, 19998 and 1997, respectively.

Changes during the years were:

     o Telecommunications increased in 1999 due to TigerTel's acquisition of Contour in May 1999 as well as amortization of goodwill of companies acquired by TigerTel at the beginning of 1999.

     o Network infrastructure increased in 1999 due to the two acquisitions completed in the second quarter of 1999.

     o Application technology increased in 1999 by $1.1 million or 91.7% due to the acquisition completed in the second quarter of 1999 and increases in depreciable assets in 1999. 1998's increase was due to the acquisition of Signature.

     o IntelleSale.com increased in 1999 due to the acquisition of Bostek and the increase in depreciable assets in 1999. 1998's increase over 1997 was due to the increase in depreciable assets.

     o Non-core both increased in 1999 due to the acquisition of depreciable assets, primarily by Ground Effects, as part of its ongoing automotive manufacturing programs.

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


     Cash of $42.2 million, $6.4 million and $6.0 million was provided by financing activities in 1999, 1998 and 1997, respectively. In 1999, $54 million was obtained through long-term debt and $5.2 million was obtained through the issuance of common shares. Uses of cash in 1999 included net repayments of $10.9 million and $3.4 million against long-term debt and notes payable, respectively, and $2.8 million for other financing costs. In 1998, $13.2 million was obtained through borrowings under notes payable and long-term debt and $1.4 million was obtained through the issuance of common shares. Uses of cash in 1998 included repayments of $6.9 million on long-term debt, $0.9 million for the redemption of preferred stock and $0.3 million for the repurchase of common stock. In 1997, $9.4 million of cash was provided primarily though the issuance of common stock and from long term debt proceeds. In 1997, $3.3 million of cash was used to pay down notes payable and long-term debt.

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


     The revolving credit line may be used for general working capital requirements, capital expenditures and certain other permitted purposes. The U.S. revolving credit line bears interest at the 30-day LIBOR rate plus 1.75% to 1.90% depending on our leverage ratio; the Canadian revolving credit line bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month (6.5% at December 31, 1999) plus 0.1707% to 0.3207%, depending on our leverage ratio; the UK revolving credit line bears interest at the base rate as announced by the National Westminster Bank PLC of England each month plus 1.4207% to 0.5707%, depending upon our leverage ratio. As of December 31, 1999, the LIBOR rate was approximately 5.5798% and approximately $24.3 million was outstanding on the revolving credit line. In January 2000, we applied the proceeds from the sale of our investment in TigerTel towards the U.S. revolving credit line and paid it down. As of March 27, 2000, approximately $5.8 million was outstanding under the U.S. revolving credit line and approximately $3.2 million under the Canadian revolving credit line .


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



     The IBM Agreement contains debt covenants relating to our financial position and performance. Pursuant to those covenants we are required to maintain:

     o    a current assets to current liabilities ratio greater than 1.0:1.0;

     o a net profit before tax to revenue percentage on a rolling four quarter basis equal to or greater than:

          --1.5%, with no losses in any quarter, through the fiscal quarter ending December 31, 1999;

          --2.0%, with no losses in any quarter,  from the fiscal quarter ending
               March 31, 2000 and thereafter;

     o a total liabilities to tangible net worth ratio greater than zero and equal to or less than:

          --6.5:1.0 through the fiscal quarter ending December 31, 1999;

          --4.0:1.0  from  the  fiscal   quarter   ending  March  31,  2000  and
               thereafter;

     o a gross cash flow to fixed charges ratio on a rolling four quarter basis equal to or greater than:

          --1.5:1.0 through the fiscal quarter ending December 31, 1999;

          --2.0:1.0  from  the  fiscal   quarter   ending  March  31,  2000  and
               thereafter.

     In addition, the IBM Agreement contains covenants restricting our ability to, among other things:

     o    to place liens on our property;

     o to dispose of our assets other than in the ordinary course of business and pursuant to other permitted dispositions;

     o to engage in any activities that would cause our operations to be materially different from those as conducted them as of the date of the IBM Agreement;

     o declare and pay dividends or make other distributions in respect of our capital stock;

     o    incur indebtedness other than specific permitted indebtedness; and

     o engage in certain activities with or make loans to, our affiliates and subsidiaries that are not guarantors under the IBM Agreement.

     As of December 31, 1999, the Company was in compliance with all debt covenants except for the following covenants, for which waivers were obtained as described below.

     Based on the Company's preliminary financial statements for the quarter ended June 30, 1999, the Company determined that the current assets to current liabilities ratio and the ratio of its total liabilities to tangible net worth, as defined in the IBM Agreement, exceeded the maximums permitted by the IBM Agreement, as described above. The covenant violations were primarily the result of debt resulting from our acquisitions of Bostek, STR, Micro-Age, Monterey and Lynch. On June 29, 1999, the Company and IBM Credit entered into an agreement, wherein the Company acknowledged its non-compliance with such financial covenants and IBM Credit agreed to waive such non-compliance. Subsequently, in a letter from the Company to IBM Credit Corporation, dated August 12, 2000, the Company confirmed its compliance with the IBM Agreement, as amended by the June 29, 2000 waiver, for the period ended June 30, 1999. Likewise, based on the Company's financial statements for the quarter ended September 30, 1999, the Company determined that the ratio of its total liabilities to tangible net worth, as defined in the IBM Agreement, exceeded 6.5:1.0, the maximum permitted by the IBM Agreement, as described above. On November 12, 1999, the Company and

IBM Credit entered into an agreement, wherein the Company acknowledged its non-compliance with such financial covenant and IBM Credit agreed to waive such non-compliance.

     Likewise, based on the financial statements for the year ended December 31, 1999, the Company concluded that the ratio of its total liabilities to tangible net worth exceeded the maximum amounts permitted by the IBM Agreement, or 6.5:1.0 and 4.0:1.0 for the year ended December 31, 1999. Consequently, on March 29, 2000, the Company and IBM Credit entered into an agreement wherein the Company acknowledged its non-compliance with the above-mentioned financial covenants and IBM Credit agreed to waive such non-compliance. Subsequently, in letters from the Company to IBM Credit Corporation, dated March 31, 2000 and May 12, 2000, the Company confirmed its compliance with the IBM Agreement, as amended by the March 29, 2000 waiver, for the year ended December 31, 1999.


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

Compensation Committee Interlocks and Insider Participation


     Richard J. Sullivan, the Chief Executive Officer of the Company, is a member of the Compensation Committee.

Employment  Contracts  and  Termination  of  Employment  and   Change-In-Control
Arrangements


     The Company, or its subsidiary, has entered into an employment agreement with the following named executive officers:

                   Name                    Length             Commencing             Base Salary
     ---------------------------------  -------------  -------------------------  ------------------
     Richard J. Sullivan                  5 Years(1)       March 1, 2000             $  450,000(2)
     Garrett A. Sullivan                  5 Years(1)       March 1, 2000             $  165,000
     Jerome C. Artigliere                 3 Years        January 5, 1998             $  100,000(3)
     Michael E. Krawitz                   5 Years         April 12, 1999             $  130,000
     David A. Loppert                     5 Years(1)       March 1, 2000             $  150,000

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Ownership of Equity Securities in the Company

     The following table sets forth information regarding beneficial ownership of the Company's Common Stock by each director and by each executive officer named in the Summary Compensation Table and by all the directors and executive officers as a group as of December 31, 1999:

                                            Aggregate Number of       Percent of
                                           Shares Beneficially       Outstanding
                  Name                          Owned (1)               Shares
      --------------------------------    -----------------------    -----------

      Richard J. Sullivan                      3,975,223(2)               8.2%
      Garrett A. Sullivan                        915,000                  1.9%
      Richard S. Friedland                            --                   *
      Arthur F. Noterman                         270,000                   *
      Daniel E. Penni                            584,065                  1.2%
      Angela M. Sullivan                         860,974(2)               1.8%
      Constance K. Weaver                        143,000                   *
      Jerome C. Artigliere                        25,000                   *
      Michael E. Krawitz                          57,200                   *
      David A. Loppert                           352,000                   *
      All Directors and Executive              7,303,655                 15.1%
      Officers as a Group (14 Persons)
      -----------------------
* Represents less than 1% of the issued and outstanding shares of Common Stock of the Company.

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


Principal Shareholders

     Set forth in the table below is information as of December 31, 1999 with respect to persons known to the Company (other than the directors and executive officers shown in the preceding table) to be the beneficial owners of more than five percent of the Company's issued and outstanding Common Stock:

                             Number of Shares
    Name and Address        Beneficially Owned           Percent of Class
    ----------------        ------------------           -----------------

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

Employment Agreements


     At the time the Company acquires a particular company, the Company generally enters into employment agreements with the key sellers/officers of the acquired company. The agreements are for periods of one to ten years, and some provide for bonus, or "earnout" arrangements based on the earnings of the subsidiary.

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

--------------------------------------------------------------------------------




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

     INVENTORIES

     Inventories consist of raw materials, work in process and finished goods. Inventory is valued at the lower of cost or market, determined by the first-in, first-out method. The Company closely monitors and analyzes inventory for potential obsolescence and slow- moving items based upon the aging of the inventory and the inventory turns by product. Inventory items designated as obsolete or slow- moving are reduced to net realizable value.

     PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost, less accumulated depreciation and amortization computed using straight-line and accelerated methods. Building and leasehold improvements are depreciated and amortized over periods ranging from 10 to 40 years and equipment is depreciated over periods ranging from 3 to 10 years.

     GOODWILL AND OTHER INTANGIBLE ASSETS


     Goodwill and other intangible assets are stated on the cost basis and are amortized, principally on a straight-line basis, over the estimated future periods to be benefited (not exceeding 20 years). The Company reviews goodwill and other intangible assets for impairment whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. The Company performs undiscounted cash flows analyses to determine if an impairment exists. For purposes of these analyses, earnings before interest, taxes, depreciation and amortization is used as the measure of cash flow. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Fair value is determined based on discounted cash flows. The discount rate utilized by the Company would be the rate of return expected from the market or the rate of return for a similar investment with similar risks.


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


     SOFTWARE

     For those arrangements where the Company's contract calls only for the delivery of software with no additional obligations, revenue is recognized at the time of delivery, provided that there is a signed contract, delivery of the product has taken place, the fee is fixed by the contract and collectability is considered probable. For multiple element arrangements such as a contract that includes the delivery of software and a service agreement, revenues allocated to the sale of the software are recognized when the software is delivered to the customer. Revenues allocated to the sale of the service agreement are recognized ratably over the term of the service agreement. A value is ascribed to each of the elements sold. This value is based on vendor specific objective evidence of fair value, regardless of any separate prices that may be stated in the contract. Vendor specific objective evidence of fair value is the price charged when the elements are sold separately. If an element is not yet being sold separately, the fair value is the price established by management having the relevant authority to do so. It is considered probable that the price established by management will not change before the separate introduction of the element. If the contract includes a discount, a proportionate amount of the discount is allocated to each element. If the contact includes a discount, a proportionate amount of the discount is allocated to each element of the contract based on that element's fair value without regard to the discount. The Company's contracts do not include unspecified upgrades and enhancements. For those arrangements where our contract to deliver software requires significant production, modification or customization of the software, revenues are recognized using percentage of completion accounting. The service element of these contracts are essential to the functionality of other elements in the contract and are not accounted for separately. The cost to complete and extent of progress towards completion of these contracts can be reasonable ascertained based on the detailed tracking and recording of labor hours expended. Progress payments on these contracts are required and progress is measured using the efforts expended input measure.


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


2.   ACQUISITIONS AND DISPOSITIONS

     The following represents acquisitions which occurred in 1999 and 1998:



                                                                          VALUE OF          COMMON/
                                    DATE OF             ACQUIS-  CASH      SHARES   GOOD-  PREFERRED
                                    ACQUIS-   PERCENT   ITION    CONSID-  ISSUED OR WILL    SHARES
                                    ISITION  ACQUIRED   PRICE    ERTION   ISSUABLE ACQUIRED ISSUED   BUSINESS DESCRIPTION
                                   -------------------------------------------------------------------------------------------------
1999 ACQUISITIONS
Port Consulting, Inc.              04/01/99    100%  $ 1,292   $  671  $  621   $  800     --   Integrator of information technology
                                                                                                application systems
Hornbuckle Engineering             04/01/99    100%    3,680      180   3,500    3,489    555   Integrated voice and data solutions
                                                                                                provider
Lynch Marks & Associates, Inc.     04/01/99    100%    2,526            2,526    1,404    773   Network integration company
STR, Inc.                          04/01/99    100%    3,050       50   3,000    3,734    932   Software solutions provider for
                                                                                                retailers

Contour Telecom Management, Inc.
(Divested effective 12/31/99)      06/25/99     75%    5,627    5,627      --    4,752     --   Provider of outsourced
                                                                                                telecommunications management
                                                                                                services

Bostek, Inc. & affiliate           06/01/99    100%   26,966   26,966      --   24,376     --   Seller of computer systems and
                                                                                                peripherals


1998 ACQUISITIONS
Information Products Center, Inc.  01/01/98    100%  $ 2,797      110   2,687   1,996   1,766   Network Infrastructure services
                                                                                                provider
Winward Electric (Divested
effective 10/1/99)                 01/01/98    100%    4,556      281   4,275   3,056   2,307   Full service electrical and
                                                                                                communications systems contractor
Americom Group                     04/01/98     80%      956       24     932     791     227   Provider of communications
                                                                                                infrastructure construction,
                                                                                                maintenance, installation and
                                                                                                training services
Aurora Electric, Inc. (Divested
effective 10/1/99)                 04/01/98    100%    1,897       64   1,833     405   1,098   Full service electrical and
                                                                                                communications system contractor
Blue Star Electronics              04/01/98     80%      431       10     421     430     203   Cable assembly manufacturer
Consolidated Micro Components      04/01/98    100%    1,948       73   1,875   1,944   1,042   Reseller of memory, processors and
                                                                                                mass storage devices
Data Path Technologies             04/01/98    100%    3,421       46   3,375   3,275   1,778   Seller of computer systems,
                                                                                                peripherals, components and software
GDB Software Services              04/01/98    100%    1,931       --   1,931   1,710   1,013   Provider of data processing
                                                                                                consulting services
Ground Effects, Ltd.               04/01/98     85%    2,049      227   1,822     518   1,106   Manufacturer of aluminum and steel
                                                                                                tubes
Innovative Vacuum Solutions, Inc.  04/01/98     80%    1,361        7   1,354   1,105     729   Re-manufacturer of high-end vacuum
                                                                                                pumps
Service Transport Company          04/01/98     80%       89        7      82     157      35   Transporter of computer systems and
                                                                                                electronics
Teledata Concepts, Inc.            04/01/98    100%      308       42     266     504     138   Internet and telecommunications
                                                                                                services provider
TigerTel Services, Ltd.
(Divested effective 12/31/99)      05/01/98    100%    6,500      471   6,029  11,590   3,418   Call centers, voice messaging and
                                                                                                one number dialing services provider
Signature Industries, Ltd.         06/01/98     85%    4,974      318   4,656   3,089   3,571   Manufacturer of high-grade
                                                                                                communications and safety devices
Fiscal Advantage, Inc.             10/01/98  Assets      200      200      --     175      --   Computer leasing services


In each of the above transactions, the value of the consideration paid by the Company was in accordance with the acquisition agreement. Based on the contractually agreed to amounts, the Company calculated the number of shares to be issued to the sellers as of the closing date. The price of the Company's common stock used to determine the number of shares issued was either the closing price set on a fixed date or based on a formula as specified in the agreements.

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

     The following table sets forth the rollforward of the liabilities for business restructuring from January 1, 1999 through December 31, 1999:

                                 BALANCE                                      BALANCE
                                JANUARY 1,                                 DECEMBER 31,
      TYPE OF COST                 1999         ADDITIONS     DEDUCTIONS       1999
      -----------------------------------------------------------------------------
      Asset impairment            $--         $1,522         $1,522        $ --
      Lease terminations           --            541            342         199
      Employee separations         --            173            123          50
      --------------------------------------------------------------------------

      Total                       $--         $2,236         $1,987        $249
      ==========================================================================

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

     NOTES PAYABLE

     The carrying amount approximates fair value because of the short- term nature of the notes and the current rates approximate market rates.

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
                       ==============================

The warrants were issued at then-current market value of the common stock in consideration for investment banking services provided to ADSX. The warrants are valued at $6.3 million utilizing the following assumptions in the Black-Scholes model:

Warrant Series    Dividend Yield    Volatility    Expected Lives  Risk Free Rate
--------------    --------------    ----------    --------------  --------------
K&L                     0%             44.03%           1.69            8.5%
N, P & R                0%             44.03%           1.69            8.5%
S & U                   0%             43.69%           1.69            8.5%

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

     STOCK OPTION PLAN

     During 1996, the Company adopted a non-qualified stock option plan (the Option Plan). During 1999, the Company adopted a non- qualified Flexible Stock Plan (the Flexible Plan). The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Option Plan and the Flexible Plan. Under both Plans, options are granted at an exercise price equal to fair value on the date of grant. Accordingly, no compensation cost has been recognized under either Plan. Had compensation cost for either Plan been determined based on the fair value at the grant dates for awards under either Plan, consistent with the alternative method set forth under FAS 123, Accounting for Stock- Based Compensation, the Company's net income applicable to common stockholders and earnings per common and common equivalent share would have been reduced. The pro forma amounts are indicated below:

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


24.  SUMMARIZED QUARTERLY DATA (UNAUDITED)

                                                      FIRST         SECOND          THIRD         FOURTH           FULL
                                                    QUARTER        QUARTER        QUARTER        QUARTER           YEAR
                                                    --------------------------------------------------------------------
     1999
     NET OPERATING REVENUE                          $51,573        $72,955       $107,262       $104,951       $336,741
     GROSS PROFIT                                    18,397         26,283         28,666         21,605         94,951
     NET INCOME (LOSS) AVAILABLE TO
       COMMON STOCKHOLDERS (1)                      (1,645)           341            447          6,289          5,432
     BASIC NET INCOME (LOSS) PER SHARE (2)           (0.04)          0.01           0.01           0.13           0.12
     DILUTED NET INCOME (LOSS) PER SHARE (2)         (0.04)          0.01           0.01           0.12           0.11
     -------------------------------------------------------------------------------------------------------------------

     1998
     Net operating revenue                          $38,784        $53,680       $ 59,044       $ 55,573       $207,081
     Gross profit                                    10,486         17,608         18,949         17,145         64,188
     Net income available to common
       stockholders                                     597          2,351          1,654             44          4,646
     Basic net income per share (2)                   0.03           0.07           0.05             --           0.14
     Diluted net income per share (2)                 0.02           0.07           0.05             --           0.13
     -------------------------------------------------------------------------------------------------------------------

     1997
     Net operating revenue                          $18,127        $24,743       $ 29,195       $ 31,094       $103,159
     Gross profit                                     6,048          8,309         10,369          9,025         33,751
     Net income available to common
       stockholders                                     279            519          1,174            296          2,268
     Basic net income per share (2)                    0.05           0.07           0.09           0.02           0.18
     Diluted net income per share (2)                  0.04           0.06           0.08           0.01           0.15
     -------------------------------------------------------------------------------------------------------------------

     (1) First quarter net loss includes one time restructuring and unusual costs of $2,550.

     (2) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.


Valuation and Qualifying Accounts
(in thousands)
                                                                                 Additions
                                                                           ----------------------
                                                             Balance at    Charged to    Valuation                 Balance at
                                                              beginning      cost and     accounts                     end of
Description                                                   of period      expenses     acquired    Deductions       period
------------------------------------------------------------------------------------------------------------------------------
Valuation reserve deducted in the balance
sheet from the asset to which it applies:
      Accounts receivable:
        1999 Allowance for doubtful accounts                     $  990        $  718       $  480        $  490      $ 1,698
        1998 Allowance for doubtful accounts                        675         1,031          262           978          990
        1997 Allowance for doubtful accounts                        101           328          270            24          675

      Inventory:
        1999 Allowance for excess and obsolescence                1,375           220            -           598          997
        1998 Allowance for excess and obsolescence                  896           468           11             -        1,375
        1997 Allowance for excess and obsolescence                    -             -        1,108           212          896

      Investment in preferred stock:
        1999 Valuation reserve                                        -         1,000            -             -        1,000
        1998 Valuation reserve                                        -             -            -             -            -
        1997 Valuation reserve                                        -             -            -             -            -

         Reserves not deducted from assets:
        1999 Warranty reserve                                         -             -          250             -          250
        1998 Warranty reserve                                         -             -            -             -            -
        1997 Warranty reserve                                         -             -            -             -            -

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Palm Beach, State of Florida, on April 23, 2001.

                                       APPLIED DIGITAL SOLUTIONS, INC

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



         Signature                                            Title                             Date
         ---------                                            -----                             ----
                                                   Chairman of the Board of
                                                     Directors, Chief Executive
            /S/ RICHARD J. SULLIVAN                  Officer and Secretary
------------------------------------------------     (Principal Executive Officer)           April 23, 2001
             (Richard J. Sullivan)


            /S/ MERCEDES WALTON                    President and Chief Operating
------------------------------------------------     Officer (Principal Operating
             (Mercedes Walton)                       Officer)                                April 23, 2001

                                                   Chief Fiancial Officer
            /S/ JEROME C. ARTIGLIERE                 (Principal Financial
------------------------------------------------     Officer and Principal
             (Jerome C. Artigliere)                  Accounting Officer)                     April 23, 2001


            /S/ RICHARD S. FRIEDLAND               Director                                  April 23, 2001
------------------------------------------------
             (Richard S. Friedland)


             /S/ ARTHUR F. NOTERMAN                Director                                  April 23, 2001
------------------------------------------------
              (Arthur F. Noterman)


              /S/ DANIEL E. PENNI                  Director                                  April 23, 2001
------------------------------------------------
               (Daniel E. Penni)


             /S/ ANGELA M. SULLIVAN                Director                                  April 23, 2001
------------------------------------------------
              (Angela M. Sullivan)


            /S/ GARRETT A. SULLIVAN                Director
------------------------------------------------                                             April 23, 2001
             (Garrett A. Sullivan)


            /S/ CONSTANCE K. WEAVER                Director                                  April 23, 2001
------------------------------------------------
             (Constance K. Weaver)


LIST OF EXHIBITS
(Item 14 (c))

Exhibit
Number                                 Description
-------                                -----------

4.1 Second Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Form S-3 File No. 333-64605) filed with the Commission on June 23, 1999)

4.2 Amended and Restated Bylaws of the Company dated March 31, 1998 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-51067) filed with the Commission on April 27, 1998)

10.1* 1996 Non-Qualified Stock Option Plan of Applied Cellular Technology, Inc., as amended through June 13, 1998 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the Commission on December 2, 1999 (Commission File Number 333-11294))

10.2* Applied Digital Solutions, Inc. 1999 Employees Stock Purchase Plan, as amended through September 23, 1999 (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-88421) filed with the Commission on October 4, 1999)

10.3* Applied Digital Solutions, Inc. 1999 Flexible Stock Plan (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333- 92327) filed with the Commission on December 8, 1999)

10.4 Credit Agreement between Applied Digital Solutions, Inc. and State Street Bank and Trust Company dated as of August 25, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 16, 1998 (Commission File Number 000-26020))

10.5 First Amendment to Credit Agreement between Applied Digital Solutions, Inc. and State Street Bank and Trust Company dated as of February 4, 1999 (incorporated by reference to Exhibit 10.3 the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1999 (Commission File Number 000-26020))

10.6 Amended and Restated Term and Revolving Credit Agreement, dated July 30, 1999, between the Company and IBM Credit Corporation (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 16, 1999 (Commission File Number 000-26020))

10.7 Amendment No. 1 to the Amended and Restated Term and Revolving Credit Agreement dated as of September 29, 1999 among the Company, and certain of its affiliates, and IBM Credit Corporation, and certain of its affiliates (incorporated herein by reference to Exhibit 16 to the Company's Current Report on Form 8-K/A filed with the Commission on October 5, 1999 (Commission File Number 000-26020)

10.8*    Richard J. Sullivan Employment Agreement**

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

23.1     Consent of PricewaterhouseCoopers LLP

23.2     Consent of Rubin, Brown, Gornstein & Co. LLP



   -------------------------

*        Management contract or compensatory plan.

**       Previously filed.