Form 10-Q/A
period 2000-03-31
APPLIED DIGITAL SOLUTIONS INC
filed 2001-04-23
CIK 924642

As Filed with the Securities and Exchange Commission on April 23, 2001
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       -----------------------------------
                               Amendment No. 1 on
                                    FORM 10-Q/A


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



                                EXPLANATORY NOTE

         This Amendment No. 1 to Quarterly Report on Form 10-Q/A amends and restates the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, filed by the Registrant on May 15, 2000.

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
                           =======  ======     ======     =======     =======      =======   ========    ========      ========


                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

8.       Mergers and Acquisitions

         The following represents acquisitions which occurred in the first quarter of 2000 and in 1999:



                                                                          Value of
                                                                  Cash     Share      Common
                               Date of     Percent  Acquisition  Consid-  Issued or   Shares   Goodwill
                             Acquisition  Acquired     Price     eration  Issuable    Issued   Acquired  Business Description
---------------------------  -----------  --------  -----------  -------  ---------   ------   --------  -----------------------
First Quarter 2000
Acquisitions:
------------
None

1999 Acquisitions:
-----------------
Port Consulting, Inc.         04/01/99      100%        1,292      1,292      621        303       800   Integrator of
                                                                                                         information technology
                                                                                                         application systems

Hornbuckle Engineering,       04/01/99      100%        5,103        180    4,446        631     4,912   Integrated voice and
Inc.                                                                                                     data solutions provider

Lynch Marks & Associates,     04/01/99      100%        2,571          0    2,526        773             Network integration
Inc.                                                                                                     company

STR, Inc.                     04/01/99      100%        6,822         50    6,772      1,332     7,507   Software solutions
                                                                                                         provider for retailers

Contour Telecom Management,   05/01/99       75%        5,627      5,627      ---        ---     4,752   Provider of outsourced
Inc. (Divested effective                                                                                 telecommunications
12/31/99)                                                                                                management services

Bostek, Inc. & Affiliates     06/01/99      100%       27,466     26,966      ---        ---    24,876   Seller of computer
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


         The agreement contains standard debt covenants relating to the financial position and performance as well as restrictions on the declarations and payment of dividends. As of March 31, 2000, the Company was in compliance with all debt covenants except for the following covenants, for which waivers were obtained as described below.

         Based on the financial statements for the year ended December 31, 1999 and on the pro forma financial statements for the quarter ended March 31, 2000, the Company concluded that the ratio of its Total Liabilities to Tangible Net Worth exceeded the maximum amounts permitted by the Credit Agreement, or 6.5:1.0 and 4.0:1.0 for the year ended December 31, 1999 and for the quarter ended March 31, 2000, respectively. Consequently, on March 29, 2000, the Company and IBM Credit Corporation entered into an agreement wherein the Company acknowledged its non-compliance with the above-mentioned financial covenant and IBM Credit Corporation agreed to waive such non-compliance. Subsequently, in letters from the Company to IBM Credit Corporation, dated March 31, 2000 and May 12, 2000, the Company confirmed its compliance with the Credit Agreement, as amended by the March 29, 2000 waiver, for the year ended December 31, 1999 and for the quarter ended March 31, 2000.


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

ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities


         The following table lists all unregistered securities sold by us from January 1, 2000 through March 31, 2000. These acquisition shares were issued to the selling shareholders in connection with the acquisition of the indicated subsidiary or the shareholder's minority interest in transactions directly negotiated by the shareholders in connection with the sale of their business or interests to the Company and pursuant to the "price protection" or "earnout" provisions of the agreement of sale. These share were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.



                                                                                                 Number of
                                      Number of                           Issued                  Common
Name/Entity/Nature                     Persons     Note                    For                    Shares
------------------                    ---------    ----                    ---                    ------

The Americom Group                        1         1                 Acquisition                   48,333
Innovative Vaccuum Solutions, Inc.        3         2                 Acquisition                   25,881
Port Consulting, Inc.                     3         1                 Acquisition                  302,891
Various                                   3         3                   Warrants                   317,500
                                                                                                 ---------
         Total                                                                                     694,605
                                                                                                 =========
-----------

         1. Represents shares issued in connection with the "earnout" provision of the agreement of sale relating to a prior private transaction directly negotiated by the shareholder(s) in connection with the sale of their business(es) to the Company, which transactions were exempt from registration pursuant to
                  Section 4(2) of the Act.
         2. Represents shares issued in connection with the agreement of sale related to prior private transactions directly negotiated by the selling shareholders of Innovative Vaccuum and MVAK Technologies in connection with the sale of their interests to the Company, which transactions were exempt from registration pursuant to Section 4(2) of the Act.
         3. Represents shares issued in connection with the exercise of warrants.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         None.

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


         (4) On July 14, 2000, we filed a Current Report on Form 8-K which included a copy of the Agreement and Plan of Merger, dated as of June 30, 2000, between the Registrant and Computer Equity Corporation.

         (5) On September 11, 2000, we filed a Current Report on Form 8-K/A which included the financial statements and pro forma financial information in connection with the acquisition of Computer Equity Corporation.

         (6) On September 21, 2000, we filed a Current Report on Form 8-K which included the financial statements and pro forma financial information in connection with the acquisition of Destron Fearing Corporation on September 8, 2000.

         (7) On October 24, 2000, we filed a Current Report on Form 8-K which included a copy of the Second Amended and Restated Term and Revolving Credit Agreement dated October 17, 2000 between IBM Credit Corporation, the Company, and others.

         (8) On October 26, 2000, we filed a Current Report on Form 8-K which included a copy of the Certificate of Designation of Preferences, Form of Warrant, Registration Rights Agreement and the Securities Purchase Agreement in connection with the issuance of 26,000 shares of our Series C Convertible Preferred Stock and related Warrants to institutional investors in a private placement.

         (9) On November 1, 2000, we filed a Current Report on Form 8-K which included a copy of the Agreement and Plan of Merger, dated as of October 18, 2000, between the Company and Pacific Decision Sciences Corporation.

         (10) On December 5, 2000, we filed a Current Report on Form 8-K which included a copy of the MCY Agreement executed in connection with our acquisition of license rights to use certain systems developed by MCY.com.

         (11) On December 29, 2000, we filed a Current Report on Form 8-K/A which included the financial statements and pro forma financial information in connection with the acquisition of Pacific Decision Sciences Corporation.

         (12) On April 23, 2001, we filed a Current Report on Form 8-K/A which amended our Current Report on Form 8-K/A filed on September 11, 2000.

         (13) On April 23, 2001, we filed a Current Report on Form 8-K/A which amended our Current Report on Form 8-K filed on September 21, 2000.

         (14) On April 23, 2001, we filed a Current Report on Form 8-K/A which amended our Current Report on Form 8-K/A filed on December 29, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           APPLIED DIGITAL SOLUTIONS, INC.
                                           (Registrant)

Dated:  April 23, 2001                     By:     /S/ JEROME C. ARTIGLIERE
                                               ---------------------------------
                                                    Jerome C. Artigliere
                                                  Chief Financial Officer