Form 10-Q/A
period 2000-06-30
APPLIED DIGITAL SOLUTIONS INC
filed 2001-04-23
CIK 924642

As filed with the Securities and Exchange Commission on April 23 , 2001
--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                      -------------------------------------
                               Amendment No. 2 on
                                   FORM 10-Q/A
                                   (Mark One)


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended June 30, 2000
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                     For the transition period from to ____

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





                                EXPLANATORY NOTE

         This Amendment No. 2 to Quarterly Report on Form 10-Q/A amends and restates the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, filed by the Registrant on August 14, 2000, as amended by Form 10-Q/A filed on September 25, 2000.

                         APPLIED DIGITAL SOLUTIONS, INC.

                                TABLE OF CONTENTS

Item                             Description                                Page

                         PART I - FINANCIAL INFORMATION

1.    Financial Statements
      Consolidated Balance Sheets -
         June 30, 2000 (unaudited) and December 31, 1999                       3
      Consolidated Statements of Operations -
          Three and Six Months ended June 30, 2000 and 1999 (unaudited)        4
      Consolidated Statement of Stockholders' Equity -
          Six Months ended June 30, 2000 (unaudited)                           5
      Consolidated Statements of Cash Flows -
          Six Months ended June 30, 2000 and 1999 (unaudited)                  6
      Notes to Consolidated Financial Statements (unaudited)                   7
2.    Management's Discussion and Analysis of Financial Condition             16
          and Results of Operations
3.    Quantitative and Qualitative Disclosures About Market Risk              36

                      PART II - OTHER INFORMATION

1.    Legal Proceedings                                                       37
2.    Changes In Securities                                                   38
3.    Defaults Upon Senior Securities                                         38
4.    Submission of Matters to a Vote of Security Holders                     38
5.    Other Information                                                       39
6.    Exhibits and Reports on Form 8-K                                        39

SIGNATURE                                                                     40
EXHIBITS                                                                      41

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                     ASSETS

                                                                                        June 30,
                                                                                          2000         December 31,
                                                                                      (UNAUDITED)          1999
                                                                                      -----------------------------
CURRENT ASSETS

   Cash and cash equivalents                                                            $  12,688          $   5,138
   Due from buyer of divested subsidiary                                                       --             31,302
   Accounts receivable and unbilled receivables (net of allowance
      for doubtful accounts of $4,493 in 2000 and $1,698 in 1999)                          50,122             52,170
   Inventories                                                                             39,009             40,448
   Notes receivable                                                                         4,463              3,822
   Prepaid expenses and other current assets                                                9,912              6,001
---------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                             116,194            138,881

PROPERTY AND EQUIPMENT, NET                                                                17,410             13,886

NOTES RECEIVABLE                                                                            3,345              3,297

GOODWILL, NET                                                                              97,359             62,000

OTHER ASSETS                                                                               17,782             10,912
--------------------------------------------------------------------------------------------------------------------

                                                                                        $ 252,090          $ 228,976
=====================================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                                                        $  31,627          $  25,211
   Current maturities of long-term debt                                                     8,953              8,038
   Due to shareholders of acquired subsidiaries                                            18,864             15,000
   Accounts payable                                                                        23,683             29,499
   Accrued expenses                                                                        16,353             17,672
   Other current liabilities                                                                   --              2,745
---------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                         99,480             98,165

LONG-TERM DEBT                                                                             35,050             35,317
---------------------------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES                                                                134,530            133,482
---------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
---------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                                           2,272              2,558
---------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Preferred shares:
      Authorized 5,000 shares in 2000 and 1999 of $10 par value; special voting, issued and outstanding 1 share in 2000 and 1999, Class B voting, issued
         and outstanding 1 share in 2000 and 1999                                              --                 --
   Common shares:
      Authorized 80,000 shares in 2000 and 1999 of $.001 par value;
         62,078 shares issued and 59,222 shares outstanding  in 2000
         and 51,116 shares issued and 48,260 shares outstanding in 1999                        59                 48
   Common and preferred additional paid-in capital                                        129,211             87,470
   Retained earnings                                                                       (6,236)            12,664
   Treasury stock (carried at cost, 2,856 shares)                                          (7,310)             (7,310)
   Accumulated other comprehensive income (loss)                                             (436)                64
---------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHODLERS' EQUITY                                                       115,288             92,936
---------------------------------------------------------------------------------------------------------------------

                                                                                        $ 252,090          $ 228,976
=====================================================================================================================

--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.          Page 3

                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (In thousands, except per share data)
                                                                          (UNAUDITED)

                                                                   FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,               ENDED JUNE 30,
                                                                  ---------------------------------------------------
                                                                       2000          1999          2000         1999
                                                                  ---------------------------------------------------
NET OPERATING REVENUE                                              $ 63,863      $ 72,955      $ 149,016    $ 124,528

COST OF GOODS SOLD                                                   44,660        46,672        108,570       79,782

UNUSUAL INVENTORY CHARGE                                              8,500            --          8,500           --
----------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                         10,703        26,283         31,946       44,746

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        (24,169)      (21,724)       (44,524)     (37,816)

DEPRECIATION AND AMORTIZATION                                        (2,309)       (2,275)        (4,399)      (3,761)

UNUSUAL AND RESTRUCTURING CHARGES                                    (8,500)            --        (8,500)      (2,550)

INTEREST INCOME                                                         369           144            566          278

INTEREST EXPENSE                                                     (1,349)         (690)        (2,467)      (1,135)
----------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES,
   MINORITY INTEREST AND EXTRAORDINARY LOSS                         (25,255)        1,738        (27,378)        (238)

PROVISION (BENEFIT) FOR INCOME TAXES                                 (8,123)        1,017         (8,721)         442
----------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE MINORITY INTEREST AND
   EXTRAORDINARY LOSS                                               (17,132)          721        (18,657)        (680)

MINORITY INTEREST                                                       596           220            243          464
----------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                             (17,728)          501        (18,900)      (1,144)

EXTRAORDINARY LOSS (NET OF TAXES OF $89)                                 --           160             --          160
----------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                $ (17,728)     $    341      $ (18,900)   $  (1,304)
======================================================================================================================

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                           $    (.35)     $    .01      $    (.38)   $    (.03)

EXTRAORDINARY LOSS                                                       --            --             --           --
----------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE - BASIC                        $    (.35)     $    .01      $    (.38)   $    (.03)
======================================================================================================================

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                           $    (.35)     $    .01      $    (.38)   $    (.03)

EXTRAORDINARY LOSS                                                       --            --             --           --
----------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE - DILUTED                      $    (.35)     $    .01      $    (.38)   $    (.03)
======================================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING - BASIC                                 50,995        46,325         50,003       45,347

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - DILUTED                                      50,995        46,829         50,003       45,347


--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.          Page 4

                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                          FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000
                                                                         (In thousands)
                                                                           (UNAUDITED)

                                                                                                              ACCUMULATED
                                                                                                               OTHER
                                                                                                              COMPRE-     TOTAL
                                 PREFERRED SHARES     COMMON SHARES      ADDITIONAL                           HENSIVE     STOCK-
                                ------------------   -----------------    PAID-IN     RETAINED   TREASURY     INCOME      HOLDERS'
                                NUMBER      AMOUNT   NUMBER     AMOUNT    CAPITAL     EARNINGS     STOCK      (LOSS)      EQUITY
----------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1999         --      $--      48,260     $ 48     $  87,470    $ 12,664   $ (7,310)   $   64      $  92,936

Net loss                            --      --           --       --            --     (18,900)        --        --

Comprehensive loss -
foreign currency translation        --      --           --       --            --          --         --      (500)

 Total comprehensive loss           --      --           --       --            --     (18,900)        --      (500)       (19,400)

Issuance of common shares           --      --        1,478        2         4,574          --         --        --          4,576

Issuance of common shares for
    acquisition                     --      --        9,166        9        36,215          --         --        --         36,224

Warrants redeemed for common
    shares                          --      --          318       --           952          --         --        --            952
----------------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2000             --      $--      59,222     $ 59     $ 129,211    $ (6,236)  $ (7,310)   $ (436)     $ 115,288
==================================================================================================================================


--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.          Page 5

                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)


                                                                                FOR THE SIX MONTHS
                                                                                  ENDED JUNE 30,
                                                                             -------------------------

                                                                                2000           1999
                                                                             -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                  $ (18,900)       $(1,304)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                           4,399          3,761
         Minority interest                                                         243            464
         (Gain) loss on sale of equipment                                          (4)             59
         Non-cash unusual and restructuring charges                             17,000            251
         Change in assets and liabilities:
            (Increase) decrease in accounts receivable                           3,969         (4,781)
            Increase in inventories                                             (6,712)        (5,809)
            Increase in prepaid expenses and other current assets               (3,754)          (277)
            Increase in deferred tax asset                                      (6,571)            --
            Increase (decrease) in accounts payable and accrued
               expenses                                                        (18,309)         4,776
------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                          (28,639)        (2,860)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in due from buyer of divested subsidiary                            31,302             --
   Increase in notes receivable                                                   (689)           (34)
   Increase in other assets                                                       (182)        (1,081)
   Proceeds from sale of property and equipment                                     32             90
   Payments for property and equipment                                          (4,328)        (2,586)
   Payments for asset and business
      acquisitions (net of cash balances acquired)                              (1,709)       (15,838)
------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             24,426        (19,449)
------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Net amounts borrowed (paid) on notes payable                                  6,188        (11,119)
   Proceeds from long-term debt                                                  4,866         44,765
   Payments on long-term debt                                                   (4,650)        (7,252)
   Issuance of common shares                                                     5,359             --
   Other financing costs                                                            --         (3,065)
------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       11,763         23,329
------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        7,550          1,020

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                  5,138          4,555
------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $12,688        $ 5,575
======================================================================================================

--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.          Page 6

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

3.       Inventory

                                                     June 30,       December 31,
                                                       2000            1999
                                                     ---------      ------------
         Raw materials                                 $3,930          $  4,648
         Work in process                                1,600             1,195
         Finished goods                                34,100            35,602
                                                     ---------      ------------
                                                       39,630            41,445
         Allowance for excess and obsolescence           (621)             (997)
                                                     ---------      ------------
                                                      $39,009          $ 40,448
                                                     =========      ============

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

         (c)      a term loan B of up to $36.405 million, and

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

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)


5.       Unusual and Restructuring Charges

Unusual Charges

         In the second quarter of 2000 the Company's subsidiary, IntelleSale.com, Inc. ("IntelleSale"), recorded a pre-tax charge of $17.0 million, $14.0 million of which related to reserves established in association with the discovery of potential impropriety and possible fraud and misrepresentations in connection with the purchase of Bostek, Inc. and affiliate ("Bostek"), which was acquired by IntelleSale in June 1999, and $3.0 million of which related to fees and expenses incurred in connection with IntelleSale's cancelled Initial Public Offering ("IPO") and certain other intangible assets. The $14.0 million charge is composed of an inventory reserve of $8.5 million for products IntelleSale expects to sell below cost (included as a component of cost of goods sold in the accompanying Consolidated Statements of Operations for the three and six month periods ended June 30, 2000) and $5.5 million related to specific accounts and other receivables.

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

         The following table sets forth the rollforward of the liabilities for business restructuring from January 1, 1999 through June 30, 2000:


                               Balance,                                      Balance                        Balance
                             January 1,                                 December 31,                       June 30,
Type of Cost                       1999    Additions     Deductions             1999     Deductions            2000
-------------------------- ------------- ------------ -------------- ---------------- -------------- ---------------
Asset impairment                $    --      $ 1,522        $ 1,522          $    --        $    --          $   --
Lease terminations                   --          541            342              199            199              --
Employee separations                 --          173            123               50             --              50
                           ------------- ------------ -------------- ---------------- -------------- ---------------
Total                           $    --      $ 2,236        $ 1,987          $   249        $   199          $   50
                           ============= ============ ============== ================ ============== ===============

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

6.       Earnings (Loss) Per Share

         The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share


                                                        ------------------------ -------------------------
                                                          Three Months Ended            Six Months
                                                               June 30,                   Ended
                                                                                         June 30,
                                                        ------------------------ -------------------------
                                                               2000        1999          2000        1999
                                                               ----        ----          ----        ----
Numerator:
Net income (loss) available to common stockholders       $(17,728)         $341     $(18,900)    $(1,304)
                                                        ============ =========== ============= ===========

Denominator:
Denominator for basic income (loss) per share -
Weighted-average shares(1)                                   50,995      46,325        50,003      45,347
Effect of dilutive securities -
   Warrants                                                      --         155            --          --
   Employee stock options                                        --         349            --          --
                                                        ------------ ----------- ------------- -----------
Denominator for diluted income (loss) per share(2)           50,995      46,829        50,003      45,347
                                                        ============ =========== ============= ===========
Basic income (loss) per share                               $(0.35)      $ 0.01       $(0.38)    $ (0.03)
                                                        ============ =========== ============= ===========
Diluted income (loss) per share                             $(0.35)      $ 0.01       $(0.38)    $ (0.03)
                                                        ============ =========== ============= ===========

(1)  Includes, for the three and six month periods ended June 30, 2000 and 1999,
     0.5 and 1,353 shares of common stock, respectively, reserved for issuance to the holders of ACT-GFX, Inc.'s exchangeable shares and for the three and six month periods ended June 30, 1999, 1,393 shares of common stock reserved for issuance to the holders of TigerTel Services Limited's (formerly Commstar Ltd.) exchangeable shares.

(2) The weighted average shares listed below were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:

                                           ---------------     --------------
                                             Three Months        Six Months
                                            Ended June 30,     Ended June 30,
                                           ---------------     --------------
                                                 2000          2000       1999
                                                 ----          ----       ----
     Employee stock options                     2,993         3,999        413
     Warrants                                     245           389        229
     Contingent stock - acquisitions               --            58         --
                                                -----         -----       ----
                                                3,238         4,445        642
                                                =====         =====       ====

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

         Following is the selected segment data as of and for the three months ended June 30, 2000:


                         ---------------------------------------------------------------------------------------------------------

                                                                        Intelle-             Corporate
                         Telephony  Network   Internet   Applications   sale.com   Non-Core  Overhead   Eliminations  Consolidated
                         ---------------------------------------------------------------------------------------------------------
External revenue
                           $10,436  $11,022    $2,797     $ 9,498      $21,081     $ 9,019   $     10    $     --      $ 63,863
Intersegment
revenue                         --      --         --          --        1,500          --         --      (1,500)           --
                           -------  ------     ------     -------      -------     -------   --------     -------      --------
Total revenue               10,436  $11,022    $2,797     $ 9,498      $22,581     $ 9,019   $     10     $(1,500)     $ 63,863
                           =======  =======    ======     =======      =======     =======   ========   =========      ========
Income (loss) before        $1,614     $591      $(52)      $(626)    $(21,724)    $ (789)   $ (3,114)    $(1,155)     $(25,255)
benefit for income taxes
and minority interest
                           =======  =======    ======     =======      =======     =======   ========   =========      ========

Total assets               $29,449  $10,333    $4,364     $24,279      $53,206     $24,607   $247,689   $(141,837)     $252,090
                           =======  =======    ======     =======      =======     =======   ========   =========      ========



         Following is the selected segment data as of and for the six months ended June 30, 2000:

                         ---------------------------------------------------------------------------------------------------------

                                                                       Intelle-              Corporate
                         Telephony  Network   Internet   Applications  sale.com    Non-Core  Overhead   Eliminations  Consolidated
                         ---------------------------------------------------------------------------------------------------------
External revenue
                           $14,934  $18,267    $4,823     $18,432     $ 69,418     $23,035   $    107    $     --      $149,016
Intersegment
revenue                        --      --         --          --         4,000         --         --        (4,000)         --
                           -------  -------    ------     -------     --------     -------   --------    --------      --------
Total revenue              $14,934  $18,267    $4,823     $18,432     $ 73,418     $23,035   $    107    $  (4,000)    $149,016
                           =======  =======    ======     =======     ========     =======   ========    =========      ========
Income (loss) before        $1,152  $  843     $ (46)     $  (654)    $(21,212)    $   212   $(5,717)    $  (1,956)    $ 27,378)
benefit for income taxes
and minority interest
                           =======  =======    ======     =======     ========     =======   ========    =========      ========

Total assets               $29,449  $10,333    $4,364     $24,279     $ 53,206     $24,607   $247,689    $(141,837)    $252,090
                           =======  =======    ======     =======     ========     =======   ========    =========     ========


                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)



         Following is the selected segment data as of and for the three months ended June 30, 1999:

                        ---------------------------------------------------------------------------------------------------------

                                                                       Intelle-              Corporate
                         Telephony  Network   Internet   Applications  sale.com    Non-Core  Overhead   Eliminations  Consolidated
                         ---------------------------------------------------------------------------------------------------------
External revenue
                           $13,532  $ 8,501    $2,121     $ 7,943     $ 23,499     $17,349   $     19    $     --      $ 72,955
Intersegment
revenue                        --      --         --          --           655         --         --          (655)         --
                           -------  -------    ------     -------     --------     -------   --------    ---------     --------
Total revenue              $13,523  $ 8,501    $2,121     $ 7,943     $ 24,154     $17,349   $     19    $    (655)    $ 72,955
                           =======  =======    ======     =======     ========     =======   ========    =========      =======
Income (loss) before          $191  $  781     $  260     $   331     $  1,367     $   747   $(1,501)    $    (438)    $  1,738
benefit for income taxes
and minority interest
                           =======  =======    ======     =======     ========     =======   ========    =========      =======

Total assets               $27,382  $ 8,250    $2,128     $26,368     $ 49,664     $32,109   $202,623    $(140,903)    $207,621
                           =======  =======    ======     =======     ========     =======   ========    =========     ========



         Following is the selected segment data as of and for the six months ended June 30, 1999:

                        ---------------------------------------------------------------------------------------------------------

                                                                       Intelle-              Corporate
                         Telephony  Network   Internet   Applications  sale.com    Non-Core  Overhead   Eliminations  Consolidated
                         ---------------------------------------------------------------------------------------------------------
External revenue
                           $23,523  $12,507    $2,121     $14,698     $ 39,072     $32,559   $     39    $     --      $124,528
Intersegment
revenue                        --      --         --          --         2,188         --         --        (2,188)         --
                           -------  -------    ------     -------     --------     -------   --------    ---------     --------
Total revenue              $23,532  $12,507    $2,121     $14,698     $ 41,260     $32,559   $     39    $  (2,188)    $124,528
                           =======  =======    ======     =======     ========     =======   ========    =========      =======
Income (loss) before       $   557  $  968     $  257     $  (120)    $( 3,656)    $   944   $ (5,675)   $  (  825)    $   (238)
benefit for income taxes
and minority interest
                           =======  =======    ======     =======     ========     =======   ========    =========     ========

Total assets               $27,382  $ 8,250    $2,128     $26,367     $ 49,664     $32,108   $202,623    $(140,903)    $207,621
                           =======  =======    ======     =======     ========     =======   ========    =========     ========

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)



     9.  Mergers and Acquisitions

         The following represents acquisitions which occurred in the first six months of 2000 and during 1999:


                                                                          Value of
                                                                  Cash     Share      Common
                               Date of     Percent  Acquisition  Consid-  Issued or   Shares   Goodwill   Business
                             Acquisition  Acquired     Price     eration  Issuable    Issued   Acquired  Description
---------------------------  -----------  --------  -----------  -------  ---------   ------   --------  -----------------------
2000
Acquisitions:
------------

Independent                   04/01/00      100%       $5,547     $   75    $ 5,472       958    5,109   Network
Business                                                                                                 integration
Consultants                                                                                              company

P-Tech, Inc.                  04/01/00      100%        4,825         80      4,750     1,182    4,690   Software
                                                                                                         development
                                                                                                         company

Timely                        04/01/00      100%        1,164        450        839       209      988   Software
Technology Corp.                                                                                         developer
                                                                                                         and
                                                                                                         application
                                                                                                         service
                                                                                                         provider

Computer  Equity              06/01/00      100%       24,630      8,968     15,662     4,804   15,935   Communications
Corporation                                                                                              integration
                                                                                                         company
1999
Acquisitions:

Port                          04/01/99      100%        1,292      1,292        621       303      800   Integrator
Consulting, Inc.                                                                                         of
                                                                                                         information
                                                                                                         technology
                                                                                                         application
                                                                                                         systems

Hornbuckle                    04/01/99      100%        5,103        180      4,923       631    4,912   Integrated
Engineering,                                                                                             voice and
Inc.                                                                                                     data
                                                                                                         solutions
                                                                                                         provider

Lynch Marks &                 04/01/99      100%        2,571          0      2,526       773    1,404   Network
Associates, Inc.                                                                                         integration
                                                                                                         company

STR, Inc.                     04/01/99      100%        6,822         50      6,772     1,332    7,507   Software
                                                                                                         solutions
                                                                                                         provider for
                                                                                                         retailers

Contour Telecom               05/01/99       75%        5,627      5,627        ---       ---    4,752   Provider of
   Management,                                                                                           outsourced
   Inc.                                                                                                  telecommunications
   (Divested                                                                                             management
   effective                                                                                             services
   12/31/99)

Bostek, Inc. &                06/01/99      100%       27,466     26,966        ---       ---   24,876   Seller of
affiliate                                                                                                computer
                                                                                                         systems and
                                                                                                         peripherals

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


Major Acquisitions

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

         The Company has entered into put options with the sellers of those companies in which the Company acquired less than a 100% interest. These options require the Company to purchase the remaining portion it does not own after periods ranging from four to five years from the dates of acquisition at amounts per share generally equal to 10% to 20% of the average annual earnings per share of the acquired company before income taxes for, generally, a two year period ending on the effective date of the put multiplied by a multiple ranging from four to five. The purchases under these put options are recorded as changes in minority interest based upon current operating results. In June 2000, the Company entered into agreements to issue, in the aggregate, 2.3 million shares of its common stock, 1.1 million of which have been issued, to acquire $10.0 million in put options and to settle earnout payments in certain companies owned by IntelleSale. These agreements superseded agreements entered into during the second quarter of 1999.

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

     o 100% of the capital stock of P-Tech, Inc., a software development company based in Manchester, New Hampshire, effective as of April 1, 2000; and

     o    100%  of  the  capital  stock  of  Computer  Equity   Corporation,   a
          communications integration company based in Chantilly, Virginia, effective as of June 1, 2000.

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


                                                                              Relationship to Revenue
                                                                          -----------------------------------
                                                                           Three Months    Six Months Ended
                                                                          Ended June 30,       June 30,
                                                                          -----------------------------------
                                                                             2000     1999    2000      1999
                                                                             ----     ----    ----      ----
                                                                                %        %       %         %
                                                                                -        -       -         -
Net operating revenue                                                       100.0    100.0  100.00     100.0
Cost of goods sold                                                           69.9     64.0    72.9      64.1
Cost of goods sold -- Unusual Inventory Charge                               13.3      0.0     5.7       0.0
                                                                          -----------------------------------
Gross profit                                                                 16.8     36.0    21.4      35.9
Selling, general and administrative expenses                                 37.9     29.8    29.9      30.4
Depreciation and amortization                                                 3.6      3.1     3.0       3.0
Unusual and restructuring charges                                            13.3      0.0     5.7       2.0
Interest income                                                             (0.6)    (0.2)   (0.4)     (0.2)
Interest expense                                                              2.1      0.9     1.7       0.9
                                                                          -----------------------------------
Income (loss) before provision (benefit) for income taxes,
    minority interest and extraordinary loss                               (39.5)      2.4   (18.5)     (0.2)
Provision (benefit) for income taxes                                       (12.7)      1.4    (5.9)      0.3
                                                                          -----------------------------------
Income (loss) before minority interest and extraordinary loss              (26.8)      1.0   (12.6)     (0.5)
Minority interest                                                           (0.9)      0.3     0.2       0.4
                                                                          -----------------------------------
Income (loss) before extraordinary loss                                    (27.7)      0.7   (12.8)     (0.9)
Extraordinary loss                                                            0.0      0.2     0.0       0.1
                                                                          -----------------------------------
Net income (loss) available to common stockholders                         (27.7)      0.5   (12.8)     (1.0)
                                                                          ===================================


Company Overview

Revenue

         Revenue for the three months ended June 30, 2000 was $63.9 million, a decrease of $9.1 million, or 12.5%, from $73.0 million for the three months ended June 30, 1999. Revenue for the six months ended June 30, 2000 was $149.0 million, an increase of $24.5 million, or 19.7 %, from $124.5 million for the six months ended June 30, 1999. The decrease for the three months is due primarily to the dispositions during 1999. The significant increase for the six months is attributable to the growth of existing businesses as well as to growth through acquisitions.

         Revenue for each of the operating segments was:
         (In thousands)

                                           -------------------------------------------------
                                               Three Months              Six Months
                                              Ended June 30 ,         Ended June 30 ,
                                           -------------------------------------------------
                                                 2000         1999       2000          1999
                                                 ----         ----       ----          ----
Telephony(1)                                  $10,436     $13,523      $ 14,934     $ 23,532
Network                                        11,022       8,501        18,267       12,507
Internet                                        2,797       2,121         4,823        2,121
Applications                                    9,498       7,943        18,432       14,698
IntelleSale.com                                22,581      24,154        73,418       41,260
Non-Core(2)                                     9,019      17,349        23,035       32,559
Corporate Consolidating Eliminations           (1,490)       (636)       (3,893)      (2,149)
                                           -------------------------------------------------
Consolidated                                  $63,863     $72,955      $149,016     $124,528
                                           =================================================
---------

(1) Includes TigerTel's revenue of $8.4 million and $13.4 million for the three and six months ending June 30, 1999
(2) Includes revenue from the Communications Infrastructure group of companies, the majority of which were disposed of in 1999. Revenue for these disposed entities included above amounted to $9.2 million and $16.9 million during the three and six months ended June 30, 1999.

Changes during the quarter were:

o Telephony revenue decreased 22.8% for the quarter and 36.5% for the six months primarily as a result of the sale of TigerTel in December 1999.
     Revenue from the remaining entities increased by $5.4 million in the quarter and $4.8 million for the six months primarily as a result of the acquisition, in the second quarter of 2000, of Computer Equity Corporation.

o Network revenue increased 29.7% for the quarter and 46.1% for the six months. The acquisition of Independent Business Consultants in the second quarter of 2000 contributed $2.5 million, representing 100.0% and 43.1% of the increase for the quarter and six months, respectively. Growth of existing business contributed the additional increase in the six months.

o Internet revenue increased by 31.9% in the quarter and 127.4% for the six months. The increases were the result of the growth of Port Consulting, Inc., which was acquired on April 1, 1999, and the acquisition of Timely Technology Corp. on April 1, 2000.

o Applications revenue increased by 19.6% in the quarter and 25.4% for the six months. P-Tech, Inc., an acquisition completed during the second quarter of 2000 contributed $1.1 million or 73.3% of the increase in the quarter and 29.7% of the increase for the six months. The remaining increase is primarily as a result of revenue of STR, Inc., an acquisition completed during the second quarter of 1999. STR, Inc.'s revenue grew 49.6% and 223.5% for the three and six months, respectively.

o IntelleSale's revenue decreased 6.5% in the quarter, while revenue for the six months increased 78.0%. Bostek, which was acquired in June 1999, contributed $24.3 million in the six months or 58.8% of the increase, while existing businesses contributed the difference. As previously discussed, the Company and IntelleSale are in a dispute with the former owners of Bostek and have ceased selling certain high-volume, low-margin Bostek products. The revenues in the first quarter of 2000 for IntelleSale were particularly high in relation to the second quarter in large part because sales of Bostek's low-margin products are included in the first quarter's results.

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


Cost of Goods Sold -- Unusual Inventory Charge

         Toward the end of the first quarter, we retained a forensic accounting team to help with a special project at Intellesale related to the earnout provision of the Bostek litigation. As a result of the investigation by the forensic accountants, by the third quarter we became aware of issues regarding inventory and receivables, which necessitated creating reserves and taking write-offs. The nature of the inventory writen off consisted primarily of inventory that was missing, in discrepancy from the actual inventory booked as a physical inventory taken. This physical inventory was taken when Intellesale had completed the process of combining several warehouse locations to a major warehouse location in Lincoln Park, New Jersey.

         The receivables written off were related to customers with poor credit histories, bad business arrangements, poor internal accounting procedures, disputes regarding warranties and quality, and instances of fraud. The receivables written off were booked following the Bostek acquisition.

         The inventory and receivables write-offs, while related to the Bostek acquisition, resulted from post-acquisition operational activities under the direction of the former Bostek owners.


Gross Profit (Loss) and Gross Margin Percentage

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

         Gross profit (loss) for the three and six months ended June 30, 2000 and 1999 by each of the operating segments was:
         (In thousands)

                                        ------------------------------------------------------
                                              Three Months                Six Months
                                             Ended June 30,             Ended June 30,
                                        ------------------------------------------------------
                                                2000         1999         2000         1999
                                                ----         ----         ----         ----

Telephony(1)                                  $4,673       $5,606      $ 6,640      $11,017
Network                                        2,854        2,833        5,149        3,654
Internet                                       2,120        1,618        3,979        1,618
Applications                                   5,063        5,538        9,602        9,169
IntelleSale.com                               (5,666)       6,514        1,371       11,643
Non-Core(2)                                    1,651        4,156        5,098        7,606
Corporate                                          8           18          107           39
                                             ----------------------------------------------
Consolidated                                 $10,703      $26,283      $31,946      $44,746
                                             ==============================================

---------

(1) Includes TigerTel's gross profit of $3.7 million and $7.2 million for the three and six months ended June 30, 1999.
(2) Includes gross profit from the Communications Infrastructure group of companies, the majority of which were disposed of in 1999. Gross profit for these disposed entities included above amounted to $2.1 million and $3.8 million during the three and six months ended June 30, 1999.

     Gross margin percentage for the three and six months ended June 30, 2000 and 1999 by operating segments was:

                                          -----------------------------------------------------
                                                Three Months                Six Months
                                               Ended June 30,             Ended June 30,
                                          -----------------------------------------------------
                                                  2000         1999          2000         1999
                                                  ----         ----          ----         ----
                                                   %            %             %            %
                                                  ----         ----          ----         ----
Telephony(1)                                      44.8         41.5          44.5         46.8
Network                                           25.9         33.3          28.2         29.2
Internet                                          75.8         76.3          82.5         76.3
Applications                                      53.3         69.7          52.1         62.4
IntelleSale.com                                  (25.1)        27.0           1.9         28.2
Non-Core(2)                                       18.3         24.0          22.1         23.4
                                          -----------------------------------------------------
Consolidated                                      16.8         36.0          21.4         35.9
                                          =====================================================
---------

(1) Includes TigerTel's gross profit margin of 44.0% and 53.7% and for the three and six months ended June 30, 1999.
(2) Includes gross profit margin from the Communications Infrastructure group of companies, the majority of which were disposed of in 1999. Gross profit margin for these disposed entities included above amounted to 22.8% and 22.3% during the three and six months ended June 30, 1999.

Changes during the quarters were:

o Telephony gross profit decreased by 16.6% for the quarter and 39.7% for the six months primarily as a result of the sale of TigerTel in December 1999. This was partially offset by the acquisition, in the second quarter of 2000, of Computer Equity Corporation, which contributed $1.3 million in gross profit. Margins increased to 44.8% from 41.5% for the quarter primarily due to higher margins from existing businesses and decreased to 44.5% from 46.8% for the six months primarily as a result of the sale of TigerTel.

o Network gross profit remained stable for the quarter and margins decreased to 25.9% from 33.3% due to a reduction in gross profit from existing businesses partially offset by the acquisition of Independent Business Consultants during the second quarter of 2000. Gross profit increased 40.9% for the six months and margins remained relatively stable as a result of higher gross profit from one of our existing businesses and the second quarter acquisition of Independent Business Consultants.

o Internet gross profit increased for the three and six month periods as a result of increased business from Port Consulting, Inc., acquired in the second quarter of 1999 and the inclusion of Timely Technology Corp., acquired in the second quarter of 2000. Timely Technology earns lower margin than Port Consulting, which resulted in the slight decrease in the quarter. Margins increased for the six months due to improvements by Port Consulting. Gross profit and margins are higher in this division as it is service oriented and most of its operating costs are recorded in selling, general and administrative expense.

o Applications gross profit decreased $0.5 million or 8.6% in the quarter and increased $0.4 million or 4.7% for the six months. Margins decreased 23.5% and 16.5% for the three and six month periods, respectively. We are continuing to implement our planned exit from a once highly profitable but declining modem and communications market in the United Kingdom. The increase in gross profit for the six months is due to the inclusion of P-Tech, Inc, acquired in the second quarter of 2000.

o As previously discussed, the Company and IntelleSale are in a dispute with the former owners of Bostek and have ceased selling certain high-volume, low-margin Bostek products. During the second quarter of 2000, the Company set up an inventory reserve of $8.5 million and inventory was liquidated at below cost resulting in a loss of approximately $3.4 million, both of which affected IntelleSale's gross profit (loss) in the current quarter. Gross margin has declined from 1999 to 2000 primarily as a result of the sales of the low margin products discussed above and, in the second quarter of 2000, because of the inventory reserve and the sale of inventory at a loss.

o Non-core gross profit and margins decreased primarily as a result of the sale of four businesses during 1999. Improved business conditions at Ground Effects partially offset the decrease in gross profit for the six months.

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

         Selling, general and administrative expense for the three and six months ended June 30, 2000 and 1999 by each of the operating segments was:

         (In thousands)
                                                  ----------------------------------------
                                                   Three Months Ended   Six Months Ended
                                                       June 30,             June 30,
                                                  ----------------------------------------
                                                      2000       1999      2000      1999
                                                      ----       ----      ----      ----
Telephony(1)                                       $ 2,813    $ 4,928   $ 5,024   $ 9,630
Network                                              2,194      2,007     4,192     2,612
Internet                                             2,087      1,321     3,881     1,327
Applications                                         5,289      4,696     9,414     8,035
IntelleSale.com                                      6,277      4,860    11,709     7,522
Non-Core(2)                                          2,050      3,007     4,002     5,887
Corporate                                            3,459        905     6,302     2,803
                                                   --------------------------------------
Consolidated                                       $24,169    $21,724   $44,524   $37,816
                                                   ======================================
---------

(1) Includes TigerTel's SG&A of $2.8 million and $5.4 million for the three and six months ended June 30, 1999.
(2) Includes SG&A from the Communications Infrastructure group of companies, the majority of which were disposed of in 1999. SG&A for these disposed entities included above amounted to $1.5 million and $3.1 million in the three and six months ended June 30, 1999.

Selling, general and administrative expense as a percentage of revenue for the three and six months ended June 30, 2000 and 1999 by each of the operating segments was:

                                                  --------------------------------------------
                                                   Three Months Ended     Six Months Ended
                                                        June 30,              June 30,
                                                  --------------------------------------------
                                                        2000       1999       2000       1999
                                                        ----       ----       ----       ----
                                                           %          %          %          %
                                                           -          -          -          -
Telephony(1)                                            27.0       36.4       33.6       40.9
Network                                                 19.9       23.6       22.9       20.9
Internet                                                74.6       62.3       80.5       62.6
Applications                                            55.7       59.1       51.1       54.7
IntelleSale.com                                         27.8       20.1       15.9       18.2
Non-Core(2)                                             22.7       17.3       17.4       18.1
                                                  --------------------------------------------
Consolidated                                            37.9       29.8       29.9       30.4
                                                  ============================================
---------

(1) Includes TigerTel's SG&A of 32.6% and 40.0 % for the three and six months ended June 30, 1999.
(2) Includes SG&A from the Communications Infrastructure group of companies, the majority of which were disposed of in 1999. SG&A for these disposed entities included above amounted to 16.3% and 18.1% for the three and six months ended June 30, 1999.

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

o Applications increased $0.6 million or 12.6% for the quarter and $1.4 million or 17.2% for the six months due to the acquisition of P-Tech, Inc. in the second quarter of 2000 and increased costs associated with the expansion of existing businesses. As a percentage of revenue, SG&A expense in this division has decreased slightly over the comparable 1999 periods.

         IntelleSale's SG&A expenses increased in dollar terms as a result of the acquisition of Bostek in June 1999 and the increase of that company's infrastructure to handle increases in both it's traditional and Internet related business and the consolidation of operations into one facility. As a percentage of revenue, SG&A expense in this division has increased 7.7% in the quarter due to increased salaries and related benefits, rent and advertising, but declined 2.3% in the six months due to increased sales levels, particularly in the first quarter of 2000. As previously discussed, the Company and IntelleSale are in a dispute with the former owners of Bostek and have ceased selling high-volume, low-margin Bostek products. The revenues in the first quarter of 2000 for IntelleSale were particularly high in relation to the second quarter in large part because sales of Bostek's low-margin products are included in the first quarter's results

         Non-core SG&A decreased in dollar terms as a result of the sale of four entities during 1999. The increase in SG&A as a percentage of revenue in the quarter is due to significantly lower revenue at two entities within this group in the second quarter without a corresponding reduction in fixed SG&A.

         Corporate SG&A increased $2.6 million or 282.2% in the quarter and $3.5 million or 124.8% for the six months as a result of the establishment of a corporate office in June of 1999, and the corresponding costs associated therewith, including increases in personnel and the associated costs therewith, facilities costs, increases in the remuneration of outside directors, insurance and legal and other professional fees

Depreciation and Amortization

         Depreciation and amortization expense for the three months ended June 30, 2000 and 1999 was $2.3 million. Depreciation from companies disposed was offset by depreciation from companies acquired and fixed asset additions . Depreciation and amortization expense for the six months ended June 30, 2000 was $4.4 million, an increase of $0.6 million, or 15.8%, from $3.8 million for the six months ended June 30, 1999.

         Depreciation and amortization expense for the three and six months ended June 30, 2000 and 1999 by operating segments was:

                                   ----------------------------------------------
(In thousands)                     Three Months Ended          Six Months
                                        June 30,             Ended June 30,
                                   ----------------------------------------------
                                        2000        1999        2000        1999
                                        ----        ----        ----        ----
Telephony(1)                          $  133      $  393      $  227     $   662
Network                                   46          30          84          35
Internet                                  46          23          78          23
Applications                             231         399         509         746
IntelleSale.com                          174          89         343         185

Non-Core(2)                              247         319         607         585
Corporate(3)                           1,432       1,022       2,551       1,525
                                      ------------------------------------------
Consolidated                          $2,309      $2,275      $4,399     $ 3,761
                                      ==========================================
---------

(1) Includes TigerTel's depreciation and amortization of $0.3 million and $0.5 million in the three and six months ended June 30, 1999.
(2) Includes depreciation and amortization from the Communications Infrastructure group of companies, the majority of which were disposed of in 1999. Depreciation and amortization for these disposed entities included above amounted to $0.1 million and $0.2 million in the three and six months ended June 30, of 1999.
(3) Includes consolidation adjustments of $1.2 million and $0.7 million in the second quarters ended June 30, 2000 and 1999, respectively, and $2.0 million and $1.1 million in the first six months ended June 30, 2000 and 1999, respectively.

Changes during the quarter were

o Telephony decreased primarily as a result of the sale of TigerTel in December 1999.

o Network increased due to an increase in depreciable assets in this group during 2000.

o Internet increased due to the increase in depreciable assets associated with the expansion of this division during 1999 and 2000 and the acquisition of Timely Technology Corp. in the second quarter of 2000.

o Applications decreased due primarily to the reduction of depreciable assets in this division during 2000.

o IntelleSale increased as a result of the increase in depreciable assets during 1999 and the first six months of 2000 associated with the consolidation of the businesses into one facility.

o Non-core decreased in the second quarter of 2000 due primarily to the sale of assets associated with the Communications Infrastructure group of companies in 1999. Non-core increased in the six months of 2000 primarily as a result of assets purchased by Ground Effects during 1999 and in the first six months of 2000.

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

         In August 1998, we entered into a $20 million line of credit with State Street Bank and Trust Company secured by all of our domestic assets at the prime lending rate or at the London Interbank Offered Rate, at our discretion. In February 1999, the amount of the credit available under the facility was increased to $23 million. On May 25, 1999, we entered into a Term and Revolving Credit Agreement with IBM Credit Corporation (the "IBM Agreement") and, on May 26, 1999, we repaid the amount due to State Street Bank and Trust Company. The IBM Agreement , as amended and restated on July 30, 1999, and further amended on January 27, 2000, provides for: (a) a revolving credit line of up to $33.855 million, designated as follows: (i) a U.S. revolving credit line of up to $30 million, (ii) a Canadian revolving credit line of up to $3.855 million, and (b) a term loan A of up to $22 million, (c) a term loan B of up to $36.405 million and (d) a Canadian term loan C of up to $2.740 million.

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


         The agreement contains standard debt covenants relating to the financial position and performance as well as restrictions on the declarations and payment of dividends. As of June 30, 2000, the Company was not in compliance with three of its four debt covenants and was negotiating waivers with IBM Credit Corporation. Subsequent to that date, the Company notified IBM Credit Corporation on August 14, 2000 that, based on its financial statements for the quarter ended June 30, 2000, the ratios of its Net Profit Before Tax to Revenue, Total Liabilities to Tangible Net Worth and Gross Cash Flow to Fixed Charges filed to meet the requisite amounts under the Credit Agreement. IBM Credit Corporation agreed to waive such non-compliance in its letter to the Company dated August 28, 2000, subject to the execution of an amended credit agreement prior to September 30, 2000. On September 29, 2000, IBM Credit Corporation agreed to extend the deadline for amending the Credit Agreement from September 30, 2000 to October 17, 2000. IBM Credit Corporation, IBM Financing, the Company and Ground Effects, Ltd. entered into a Second Amended and Restated Term and Revolving Credit Agreement on October 17, 2000.


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

Impact of Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board (FASB) issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement is effective for fiscal years commencing after June 15, 2000. In June 2000, the FASB issued FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FAS statement 33, which addresses implementation issues experienced by those companies that adopted FAS 133 early. We will adopt FAS 133, as well as its amendments and interpretations, in fiscal year 2001. We do not believe that FAS 133 will have a material impact on our results of operations, cash flows and financial condition.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 7, 2000, the Company and Intellesale filed a counterclaim against David Romano and Eric Limont, the former owners of Bostek, in the U.S. District Court for the District of Delaware for, generally, breach of contract, breach of fiduciary duty and fraud. Messrs. Romano and Limont, the former owners of Bostek, had filed their claim generally alleging that their earnout payment from Intellesale was inadequate. In July 2000, the Company and Intellesale amended their counterclaim in the U.S. District Court for the District of Delaware to seek damages for, among other things, securities law violations. In addition, on May 19, 2000, Intellesale and two of its subsidiaries, Bostek and Micro Components, filed suit against Messrs. Romano and Limont in Superior Court of Massachusetts to recover damages as a result of fraud, misrepresentations, and breach of fiduciary duties. In July 2000 Messrs. Romano and Limont amended their complaint in the U.S. District Court for the District of Delaware to add a claim for $10 million for the $10 million payment not made to them. The Company believes that the claims filed by Messrs. Romano and Limont are without merit and intends to vigorously defend against the claims. In addition, the Company intends to vigorously pursue its claims against Messrs. Romano and Limont.

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

ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities


         The following table lists all unregistered securities sold by us from April 1, 2000 through June 30, 2000. These acquisition shares were issued to the selling shareholders in connection with the acquisition of the indicated subsidiary or the shareholder's minority interest in transactions directly negotiated by the shareholders in connection with the sale of their business or interests to the Company and pursuant to the "price protection" or "earnout" provisions of the agreement of sale. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder.

                                                                                                        Number of
                                          Number of                            Issued                    Common
          Name/Entity/Nature               Persons      Note                    For                      Shares
          ------------------              ---------     ----                   ------                   ----------
Computer Equity Corporation                   79         1                 Acquisition                    4,804,294
Hornbuckle Engineering, Inc.                   3         2                 Acquisition                       76,104
Independent Business Consultants               3         1                 Acquisition                      957,912
Pizarro Remarketing, Inc.                      1         3                 Acquisition                      112,612
PPL, Ltd.                                      2         4                 Acquisition                      900,900
P-Tech, Inc.                                  12         5                 Acquisition                    1,401,180
Service Transport Company                      1         3                 Acquisition                      101,351
STR, Inc.                                      5         2                 Acquisition                      400,267
Timely Technology Corp.                        1         1                 Acquisition                      208,706
                                                                                                          ---------
         Total                                                                                            8,963,326
                                                                                                          =========


-----------

1. Represents shares issued to the selling shareholder(s) to acquire such shareholder's 100% interest in the company in a transaction directly negotiated by representatives for the shareholder(s) in connection with the sale of the business to the Company and exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the shareholder was acquiring the shares for investment and not for resale, and that the shareholder acknowledged that he must hold the shares until and unless registered or unless transferred in another transaction exempt from registration. In addition, the certificates representing the shares were legended to indicate that they were restricted.
2. Represents shares issued in connection with the "earnout" provision of the agreement of sale relating to a prior private transaction directly negotiated by the shareholder(s) in connection with the sale of their business(es) to the Company, which transactions were exempt from registration pursuant to Section 4(2) of the Act.
3. Represents shares issued to a selling shareholder to acquire such shareholder's minority interest in a transaction directly negotiated by representatives for the shareholders in connection with the sale of their interests to the Company and exempt from registration pursuant to Section 4(2) of the Act. The transaction document included an acknowledgement that the sale was not registered, that the shareholder was acquiring the shares for investment and not for resale, and that the shareholder acknowledged that he must hold the shares until and unless registered or unless transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.
4. Represents shares issued to the selling shareholders in consideration for their minority interest and in settlement or future earnout payments.


7. Represents shares issued to the selling shareholders to acquire such shareholder's interest in the company in a transaction directly negotiated by the shareholders in connection with the sale of the business to the Company and exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Act. The transaction document included an acknowledgment that the sale was not registered, that the shareholder was acquiring the shares for investment and not for resale, and that the shareholder acknowledged that he must hold the shares until and unless registered or unless transferred in another transaction exempt from registration. In addition, the certificates representing the shares were legended to indicate that they were restricted.



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

     o 100% of the capital stock of P-Tech, Inc., a software development company based in Manchester, New Hampshire, effective as of April 1, 2000; and

     o   100%  of  the  capital  stock  of  Computer   Equity   Corporation,   a
         communications  integration  company  based  in  Chantilly,   Virginia,
         effective as of June 1, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits.


         None


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


         (3) On September 11, 2000, we filed a Current Report on Form 8-K/A which included the financial statements and pro forma financial information in connection with the acquisition of Computer Equity Corporation.

         (4) On September 21, 2000, we filed a Current Report on Form 8-K which included the financial statements and pro forma financial information in connection with the acquisition of Destron Fearing Corporation on September 8, 2000.

         (5) On October 24, 2000, we filed a Current Report on Form 8-K which included a copy of the Second Amended and Restated Term and Revolving Credit Agreement dated October 17, 2000 between IBM Credit Corporation, the Company, and others.

         (6) On October 26, 2000, we filed a Current Report on Form 8-K which included a copy of the Certificate of Designation of Preferences, Form of Warrant, Registration Rights Agreement and the Securities Purchase Agreement in connection with the issuance of 26,000 shares of our Series C Convertible Preferred Stock and related Warrants to institutional investors in a private placement.

         (7) On November 1, 2000, we filed a Current Report on Form 8-K which included a copy of the Agreement and Plan of Merger, dated as of October 18, 2000, between the Company and Pacific Decision Sciences Corporation.

         (8) On December 5, 2000, we filed a Current Report on Form 8-K which included a copy of the MCY Agreement executed in connection with our acquisition of license rights to use certain systems developed by MCY.com.

         (9) On December 29, 2000, we filed a Current Report on Form 8-K/A which included the financial statements and pro forma financial information in connection with the acquisition of Pacific Decision Sciences Corporation.

         (10) On April 23, 2001, we filed a Current Report on Form 8-K/A which amended our Current Report on Form 8-K/A filed on September 11, 2000.

         (11) On April 23, 2001, we filed a Current Report on Form 8-K/A which amended our Current Report on Form 8-K filed on September 21, 2000.

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


                                            APPLIED DIGITAL SOLUTIONS, INC.
                                            (Registrant)

Dated:   April 23, 2001                     By:     /s/ JEROME C. ARTIGLIERE
                                                 -------------------------------
                                                     Jerome C. Artigliere
                                                     Chief Financial Officer