Form 10-Q/A
period 2000-09-30
APPLIED DIGITAL SOLUTIONS INC
filed 2001-04-23
CIK 924642

As filed with the Securities and Exchange Commission on April 23, 2001
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                    -------------------------------------


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

                        400 ROYAL PALM WAY, SUITE 410
                          PALM BEACH, FLORIDA 33480
                               (561) 805-8000
             (Address, including zip code, and telephone number,
     including area code, of registrant's principal executive offices)

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




                                EXPLANATORY NOTE

         This Amendment No. 1 to Quarterly Report on Form 10-Q/A amends and restates the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, filed by the Registrant on November 15, 2000.


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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------

                                         CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except par value)

                                                    ASSETS
                                                                                September 30,     December 31,
                                                                                    2000              1999
                                                                                 (Unaudited)
                                                                              ---------------------------------
CURRENT ASSETS
   Cash and cash equivalents                                                        $   9,508         $   5,138
   Due from buyer of divested subsidiary                                                   --            31,302
   Accounts receivable and unbilled receivables (net of allowance
      for doubtful accounts of $4,433 in 2000 and $1,698 in 1999)                      55,646            52,170
   Inventories                                                                         42,577            40,448
   Notes receivable                                                                     4,477             3,822
   Prepaid expenses and other current assets                                           10,796             6,001
----------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                         123,004           138,881

PROPERTY AND EQUIPMENT, NET                                                            19,387            13,886

NOTES RECEIVABLE                                                                        3,260             3,297

GOODWILL, NET                                                                         175,642            62,000

OTHER ASSETS                                                                           20,333            10,912
----------------------------------------------------------------------------------------------------------------

                                                                                    $ 341,626         $ 228,976
================================================================================================================


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                                    $     632         $     818
   Current maturities of long-term debt                                                 5,694             8,038
   Due to shareholders of acquired subsidiary                                          10,000            15,000
   Accounts payable                                                                    24,917            29,499
   Accrued expenses                                                                    16,692            17,672
   Other current liabilities                                                               --             2,745
----------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                     57,935            73,772

LONG-TERM DEBT                                                                         81,673            59,710
----------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                            139,608           133,482
----------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
----------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                                       2,247             2,558
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

                                        APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------

                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000
                                                         (In thousands)
                                                          (UNAUDITED)
                                                                 ADDIT-                                  ACCUMULATED
                               PREFERRED SHARES COMMON SHARES    IONAL               COMMON                 OTHER         TOTAL
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

4.       FINANCING AGREEMENTS


          In August 1998, the Company entered into a $20.0 million line of credit with State Street Bank Trust Company secured by all of our domestic

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


assets at the prime lending rate or at the London Interbank Offered Rate, at our discretion. In February 1999, the amount of the credit available under the facility was increased to $23.0 million. On May 25, 1999, the Company entered into a Term and Revolving Credit Agreement with IBM Credit Corporation (the "IBM Agreement"). On May 26, 1999, the Company repaid the amount due to State Street Bank and Trust Company. On July 30, 1999 the IBM Agreement was amended and restated, and it was again amended on January 27, 2000. In a letter to the Company dated September 29, 2000, IBM Credit agreed to extend the deadline for amending the IBM Agreement from September 30, 2000 to October 17, 2000. On October 17, 2000, the Company entered into a Second Amended and Restated Term and Revolving Credit Agreement with IBM Credit Corporation ("the Second IBM Agreement").


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

         The following table sets forth the rollforward of the liabilities for business restructuring from January 1, 1999 through September 30, 2000:

                             Balance,                                     Balance                        Balance
                            January 1,                                 December 31,                   September 30,
Type of Cost                   1999        Additions    Deductions          1999       Deductions          2000
-----------------------------------------------------------------------------------------------------------------
Asset impairment               $    --       $ 1,522       $ 1,522          $    --       $    --         $   --
Lease terminations                  --           541           342              199           199             --
Employee separations                --           173           123               50            --             50
                           --------------------------------------------------------------------------------------
Total                          $    --       $ 2,236       $ 1,987          $   249       $   199         $   50
                           ======================================================================================

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

                                       11

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
                 =============================================================================================================

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


9.       MERGERS, ACQUISITIONS AND DISPOSITIONS


         The following represents acquisitions which occurred in the first nine months of 2000 and during 1999:

                                                                          Value of
                                                                  Cash     Share      Common
                               Date of     Percent  Acquisition  Consid-  Issued or   Shares   Goodwill   Business
                             Acquisition  Acquired     Price     eration  Issuable    Issued   Acquired  Description
---------------------------  -----------  --------  -----------  -------  ---------   ------   --------  -----------------------
2000
Acquisitions:
------------

Independent                   04/01/00      100%       $5,547     $   75    $ 5,472       958    5,109   Network
Business                                                                                                 integration
Consultants                                                                                              company

P-Tech, Inc.                  04/01/00      100%        4,830         80      4,750     1,182    4,690   Software
                                                                                                         development
                                                                                                         company

Timely                        04/01/00      100%        1,315        450        865       215      988   Software
Technology Corp.                                                                                         developer
                                                                                                         and
                                                                                                         application
                                                                                                         service
                                                                                                         provider

Computer  Equity              06/01/00      100%       24,712      8,968     15,744     4,829   15,935   Communications
Corporation                                                                                              integration
                                                                                                         company

WebNet Services, Inc.         07/01/01      100%          958         58        900       268      827   Network integrator
                                                                                                         and website
                                                                                                         developer

Destron Fearing               09/08/00      100%       84,642      1,373     83,269    20,821   76,852   Animal identification
                                                                                                         and microchip
                                                                                                         technology
                                                                                                         company

1999
Acquisitions:

Port                          04/01/99      100%        1,292      1,292        621       303      800   Integrator
Consulting, Inc.                                                                                         of
                                                                                                         information
                                                                                                         technology
                                                                                                         application
                                                                                                         systems

Hornbuckle                    04/01/99      100%        5,103        180      4,923       631    4,912   Integrated
Engineering,                                                                                             voice and
Inc.                                                                                                     data
                                                                                                         solutions
                                                                                                         provider

Lynch Marks &                 04/01/99      100%        2,571          0      2,526       773    1,404   Network
Associates, Inc.                                                                                         integration
                                                                                                         company

STR, Inc.                     04/01/99      100%        6,822         50      6,772     1,332    7,507   Software
                                                                                                         solutions
                                                                                                         provider for
                                                                                                         retailers

Contour Telecom               05/01/99       75%        5,627      5,627        ---       ---    4,752   Provider of
   Management,                                                                                           outsourced
   Inc.                                                                                                  telecommunications
   (Divested                                                                                             management
   effective                                                                                             services
   12/31/99)

Bostek, Inc. &                06/01/99      100%       27,466     26,966        ---       ---   24,876   Seller of
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


         On October 25, 2000, the Company acquired Pacific Decision Sciences Corporation, a California corporation ("PDSC"). The aggregate purchase price was approximately $28 million which the Company paid by issuing approximately 8.6 million shares of its common stock. In addition, for each of the twelve-month periods ending September 30, 2001 and September 30, 2002, the former stockholders of PDSC will be entitled to receive earnout payments, payable in cash or in shares of our common stock, of $9.7 million plus 4.0 times EBITDA (as defined in the merger agreement) in excess of $3.7 million, subject to reduction by 4.0 times the shortfall from the Projected EBITDA Amount (as defined in the merger agreement). Goodwill associated with the acquisition amounted to approximately $23.5 million and will be amortized over 20 years at the rate of approximately $1.2 million per year. Pro forma financial information related to this acquisition will be included in the Company's Current Report on Form 8-K/A, which will be filed on or before December 30, 2000. PDSC, based in Santa Ana, California, is a provider of proprietary web-based customer relationship management software. It develops, sells and implements software systems that enable automated, single point of contact delivery of customer service.

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

         On October 27, 2000, the Company acquired 16% of the capital stock of ATEC Group, Inc. (AMEX:TEC), in consideration for shares of its common stock valued at approximately $9.1 million. Goodwill associated with the acquisition amounted to approximately $7.8 million and will be amortized over 20 years at the rate of approximately $0.4 million per year. Based in Commack, New York, ATEC is a leading system integrator and provider of a full line of information technology products and services. The Company intends to account for the acquisition using the equity method. Based on the Company's board representation, the fact that the Company will be providing direct day to day management of ATEC's operations and that no other shareholder or group of related shareholders owns more than 10.4% of ATEC's outstanding voting common stock, the Company believes it effectively controls ATEC. The Company is evaluating whether or not it has legal control of ATEC. If it is determined that the Company has legal control of ATEC, the Company will be required to consolidate ATEC.


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


         As stated above, the Company separately determined the purchase price for the PDSC, Connect, ATEC and Syscom transactions through its valuation techniques and related valuation models and analysis of the acquired companies. In each of these transactions, the value of the consideration to be paid to the Company was contractually agreed to. Based on the contractually agreed to amounts, the Company calculated the number of shares to be issued to the sellers as of the closing date. In certain cases, the price of the Company's common stock to be used to determine the number of shares to be issued to the sellers to provide the contractually agreed-upon purchase price was based on a formula. The formula generally averages the closing price of the Company's common stock for a certain number of days prior to and subsequent to the closing date of the transaction. EITF 95-19 specifically addresses when to value securities issued in a purchase business combination. In the previous situations, the Company believes it has already agreed to a value to be paid to the sellers based on its valuation methodologies and that the Company is contractually obligated to provide this value to the sellers. When the acquisition closes, the number of shares is adjusted to ensure the agreed-upon value is provided to the sellers.

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


         In the second quarter of 2000, IntelleSale recorded a pre-tax charge of $17.0 million. Included in this charge is an inventory reserve of $8.5 million for products IntelleSale expects to sell below cost, $5.5 million related to specific accounts and other receivables, and $3.0 million related to fees and expenses incurred in connection with IntelleSale's cancelled IPO and certain other intangible assets. The Company believes this charge was a result of the segment's decreasing revenue trend, lower quarterly gross profits and the expansion of IntelleSale's infrastructure into a major warehouse facility. In addition, a more competitive business environment resulting from an overall slowdown in Intellesale's business segment, and management's attention to the Bostek operational and legal issues, discussed below, contributed to the negative results. The impact of the loss has resulted in Intellesale restructuring its overhead and refocusing its business model away from the Internet segment and back to its traditional business lines. While IntelleSale has historically been able to rely on its parent for liquidity, if there are continued losses, that may result in a further restructuring to ensure that Intellesale will be able to maintain adequate liquidity. The former Bostek owners filed a lawsuit against the Company and IntelleSale claiming that their earnout payment was inadequate. The Company and IntelleSale believe that the claim is without merit and intend to defend it vigorously, and have filed counterclaims alleging, among other things, fraud on the part of the former

Bostek owners. IntelleSale has also filed a lawsuit in Massachusetts seeking to recover the damages it has sustained.



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

     o   Americom  and  STC  Netcom  are  each  involved  in  the   fabrication,
         installation  and  maintenance  of  microwave,   cellular  and  digital
         personal communication services towers.

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

Changes during the quarter were:

     o Telephony revenue decreased 28.9% for the quarter and 33.3% for the nine months primarily as a result of the sale of TigerTel in December 1999. Revenue from the remaining entities increased by $7.4 million in the quarter and $12.2 million for the nine months primarily as a result of the acquisition, in the second quarter of 2000, of Computer Equity Corporation.

     o Network revenue increased 72.4% for the quarter and 55.9% for the nine months. The acquisition of Independent Business Consultants in the second quarter of 2000 contributed $2.9 million and $5.3 million, representing 54.1% and 47.6% of the increase for the quarter and nine months, respectively. Growth of existing business contributed the additional increase in the three and nine month periods.

     o Internet revenue increased by 85.9% in the quarter and 105.9% for the nine months. The increases were due to the result of the growth of Port Consulting, Inc., which was acquired on April 1, 1999 and to the acquisitions of Timely Technology Corp. on April 1, 2000 and WebNet Services, Inc. on July 1, 2000.

     o Applications revenue decreased by 1.4% in the quarter and increased by 13.5% for the nine months. The decline in the quarter is due to a delay in implementations of retail application software and a shift into new geographic markets for existing businesses. Partially offsetting the decrease in revenue for the quarter and the primary contributors to the increase in revenue for the nine months are the acquisitions of Destron Fearing Corporation, which was acquired on September 8, 2000, and P-Tech, Inc., which was acquired during the second quarter of 2000. During the nine months of 2000, Destron Fearing Corporation and P-Tech, Inc. contributed revenue of $2.7 million and $2.4 million, respectively.

     o IntelleSale's revenue decreased 58.3% in the quarter, while revenue for the nine months increased 2.3%. As previously discussed, the Company and IntelleSale are in a dispute with the former owners of Bostek and have ceased selling certain high-volume, low-margin Bostek products in the second quarter of 2000. Revenue remained relatively stable for the nine months periods despite the loss of revenue from Bostek products due to increased business in several of IntelleSale's subsidiaries.

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

         Gross profit for the three and nine months ended September 30, 2000 and 1999 by each of the operating segments was:
         (In thousands)

                                         ------------------------------------------------------
                                                  THREE MONTHS                 NINE MONTHS
                                               ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                         ------------------------------------------------------
                                                 2000         1999         2000           1999
                                                 ----         ----         ----           ----
Telephony(1)                                  $ 4,214      $ 5,837      $10,853        $16,853
Network                                         2,899        2,574        8,048          6,226
Internet                                        2,845        1,696        6,824          3,314
Applications                                    5,747        5,367       15,350         14,537
IntelleSale                                     4,253        7,943        5,623         19,588
Non-Core(2)                                     3,015        5,219        8,113         12,825
Corporate                                          59           30          167             69
                                         ------------------------------------------------------
Consolidated                                  $23,032      $28,666      $54,978        $73,412
---------                                ======================================================

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

Changes during the quarters were:

      o Telephony gross profit decreased by 27.8% for the quarter and 35.6% for the nine months primarily as a result of the sale of TigerTel in December 1999. This was partially offset by the acquisition, in the second quarter of 2000, of Computer Equity Corporation, which contributed $1.7 million and $3.0 million in gross profit for the three and nine months periods, respectively. Margins increased to 34.3% from 33.8% for the quarter primarily due to higher margins from existing businesses and decreased to 39.9% from 41.3% for the nine months primarily as a result of the sale of TigerTel.

     o Network gross profit increased in the quarter and nine months due to the acquisition of Independent Business Consultants during the second quarter of 2000 and increased profits from our existing businesses. Gross margins decreased for the quarter and nine months primarily because Independent Business Consultants earns lower margins than our existing businesses.

     o Internet gross profit increased for the three and nine month periods as a result of increased business from Port Consulting, Inc., acquired in the second quarter of 1999 and the inclusion of Timely Technology Corp., acquired in the second quarter of 2000 and WebNet Services, Inc., acquired July 1, 2000. Timely Technology and WebNet Services, Inc. earn lower margins than Port Consulting, which resulted in the slight decrease in the quarter. Margins remained stable for the nine months. Generally, gross profit and margins are higher in this division as it is service oriented and most of its operating costs are recorded in selling, general and administrative expense.

     o Applications gross profit increased $0.4 million or 7.1% in the quarter and increased $0.8 million or 5.6% for the nine months. Margins increased 3.9% and decreased 3.9% for the three and nine month periods, respectively. The increase in margins for the quarter is due primarily to the acquisitions of Destron Fearing Corporation and P-Tech, Inc. The decrease in margins for the nine months is due primarily to a delay in implementations of applications for one our existing businesses. Also, we are continuing to implement our planned exit from a once highly profitable but declining modem and communications market in the United Kingdom.

     o IntelleSale's gross profit decreased in the quarter and nine months. As previously discussed, the Company and IntelleSale are in a dispute with the former owners of Bostek and have ceased selling certain high-volume, low-margin Bostek products. During the second quarter of 2000, the Company set up an inventory reserve of $8.5 million and, in addition, inventory was liquidated at below cost resulting in a loss of approximately $3.4 million, both of which affected IntelleSale's gross profit and margins in the nine months. Gross margin increased in the quarter primarily as a result of ceasing the sales of the low margin products discussed above.

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

Changes during the quarter were:

     o Telephony decreased $1.4 million or 29.2% in the quarter and $6.0 million or 41.4% in the nine months primarily due to the sale of TigerTel in December 1999. As a percentage of revenue, SG&A expense in this division decreased for both periods as a result of lower SG&A costs excluding TigerTel, which had a historically higher percentage of SG&A to revenue.

     o Network remained relatively stable in dollar terms for the third quarter of 2000. The increase of $1.2 million or 26.3% for the nine months is due to increases in salaries and related benefits, rent and additional sales and marketing expenses, some of which is attributable to the acquisition of Creative Computers in April 2000. As a percentage of revenue, SG&A expense in this division decreased 13.2% in the quarter and 4.2% for the nine months primarily because Creative Computers incurs lower SG&A expense as a percentage of revenue than our existing businesses.

     o Internet increased in dollar terms for the three and nine month periods as a result of increased business by Port Consulting, acquired in the second quarter of 1999 and the inclusion of Timely Technology Corp., acquired in the second quarter of 2000 and the acquisition of WebNet Services, Inc. on July 1, 2000. As a percentage of revenue, SG&A decreased for the quarter primarily due the acquisitions of Timely Technology Corp. and WebNet Services, Inc. which have lower SG&A costs and increased for the nine months due to higher expenses associated with our expansion of Port Consulting. As a rule, entities comprising this group are service oriented companies with lower cost of goods sold but higher SG&A expenses.

     o Applications increased $0.1 million or 2.2% for the quarter and $1.5 million or 11.9% for the nine months due to the acquisition of P-Tech, Inc. in the second quarter of 2000 and Destron Fearing Corporation on

         September 8, 2000. Partially offsetting these increases was a decrease in SG&A expenses of existing businesses. As a percentage of revenue, SG&A expense in this division has remained relatively stable over the comparable 1999 periods.

     o IntelleSale's SG&A expenses decreased in dollar terms in the quarter primarily as a result of a reduction in personnel related costs as we consolidated the businesses and ceased certain operations related to Bostek. SG&A expenses increased in the nine months as a result of the acquisition of Bostek in June 1999 and the expansion of that company's infrastructure to handle increases in both its traditional and internet related business and the consolidation of operations into one facility. As a percentage of revenue, SG&A expense in this division has increased 6.9% and 2.1% in the quarter and nine months, respectively, primarily due to lower sales from Bostek.

     o Non-core SG&A decreased in dollar terms and as a percentage of revenue primarily as a result of the sale of four entities during 1999.

     o Corporate SG&A increased $1.9 million or 142.4% in the quarter and $5.4 million or 130.5% for the nine months as a result of the establishment of a corporate office in June of 1999, and the corresponding costs associated therewith, including increases in personnel and the associated costs therewith, facilities costs, increases in the remuneration of outside directors, insurance and legal and other professional fees.

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

         Depreciation and amortization expense for the three and nine months ended September 30, 2000 and 1999 by operating segments was:

                                            ------------------------------------------------
(In thousands)                                 THREE MONTHS ENDED            NINE MONTHS
                                                  SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                            ------------------------------------------------
                                                 2000        1999         2000         1999
                                                 ----        ----         ----         ----
Telephony(1)                                   $  201      $  465       $  428       $1,127
Network                                            32          51          117           86
Internet                                           72          23          150           46
Applications                                      332         461          841        1,208
IntelleSale                                       232         132          575          317
Non-Core(2)                                       245         364          852          949
Corporate(3)                                    2,022       1,116        4,572        2,640
                                            ------------------------------------------------
Consolidated                                   $3,136      $2,612       $7,535       $6,373
                                            ================================================
---------

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

     o Network decrease in the quarter as a result of assets retired in previous quarters and increased in the nine month period due to an increase in depreciable assets in this group during 1999 and 2000.

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

     o Non-core decreased in 2000 due primarily to the sale of assets associated with the Communications Infrastructure group of companies in 1999.

         o On an annual basis, goodwill amortization will be approximately $8.8 million for goodwill recorded as of September 30, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES


         As of September 30, 2000, cash and cash equivalents totaled $9.5 million, an increase of $4.4 million, or 86.3% from $5.1 million at December 31, 1999. We utilize a cash management system to apply excess cash on hand against our revolving credit facility for which we had availability of $0.2 million at September 30, 2000, down from $11.8 million at December 31, 1999. Working capital was $65.1 million at both September 30, 2000 and December 31, 1999. Cash used by operating activities totaled $33.6 million in the first nine months of 2000 as compared to cash used by operating activities of $14.3 million in the first nine months of 1999. The significant increase in cash used by operating activities in 2000 was primarily due to the reduced profitability of IntelleSale and a reduction in cash provided by TigerTel, which was sold in December 1999, and the Communications Infrastructure group of companies, the majority of which were disposed of in 1999. Excluding assets and liabilities acquired or assumed in connection with acquisitions, cash used in the first nine months of 2000 was due to the net loss, after adjusting for non-cash expenses, and increases in inventories, prepaid expenses and other current assets, deferred taxes and decreases in accounts payable and accrued expenses. Partially offsetting these uses was cash received on the collection of accounts receivable. Excluding assets and liabilities acquired or assumed in connection with acquisitions, cash used in the first nine months of 1999 was due to the net loss, after adjusting for non-cash expenses, and increases in receivables, inventories and prepaid expenses and other current assets. An increase in accounts payable and accrued expenses partially offset these uses.

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


         The agreement contains standard debt covenants relating to the financial position and performance of the Company as well as restrictions on the declarations and payment of dividends. As of September 30, 2000, the Company was in compliance with all debt covenants under the IBM Agreement.


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

         Forward Looking Statements and Associated Risk. This Form 10-Q contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. All such forward-looking information involves risks and uncertainties and may be affected by many factors, some of which are beyond our control. These factors include:

     o   our growth strategies,

     o   anticipated trends in our business and demographics,

     o our ability to successfully integrate the business operations of recently acquired companies, and

     o   regulatory, competitive or other economic influences.

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

         Our Series C Convertible Preferred Stock. You should be aware of the following matters relating to our Series C Convertible Preferred Stock which is described under "Recent Developments":

     o The conversion of the Series C Preferred Stock and the exercise of the related warrants could result in a substantial number of additional shares being issued if the market price of our common stock declines. At the earlier of 90 days after the issuance of the Series C Preferred Stock or upon the effective date of our registration statement relating to the common stock issuable on the conversion of preferred stock, the holders of the Series C Preferred Stock have the option to convert the Series C Preferred at a floating rate based on the market price of our common stock, but the conversion price may not exceed $7.56 per share, subject to adjustment. As a result, the lower the price of our common stock at the time of conversion, the greater the number of shares the holders of the Series C Preferred Stock will receive.

     o To the extent that shares of the Series C Preferred Stock are converted, a significant number of shares of common stock may be sold into the market, which could decrease the price of our common stock. In that case, we could be required to issue an increasingly greater number of shares of our common stock upon future conversions of the Series C Preferred Stock, sales of which could further depress the price of our common stock.

     o Upon the occurrence of certain triggering events set forth in the certificate of designation relating to our Series C Preferred Stock, we may be required to redeem the preferred stock at a redemption price equal to 130% of the stated value (or $33.8 million) plus accrued dividends, if such redemption is not prohibited by our credit
          agreement.  In  addition,   under  certain  circumstances  during  the
          occurrence of a triggering event, the conversion price of the preferred stock may be reduced to 50% of the lowest closing price of our common stock during such period. We may also be required to redeem the preferred stock at a redemption price equal to 130% of the stated value upon a change of control or other major transactions. If we become obligated to effect such redemption, it could adversely affect our financial condition. If such reduction in the conversion price occurs, it would double the number of shares of common stock issuable on conversion.

     o We may be required to delist our shares of common stock from the Nasdaq National Market if specific events occur. In accordance with Nasdaq Rule 4460, which generally requires shareholder approval for the issuance of securities representing 20% or more of an issuer's outstanding listed securities, and under the terms of the agreement pursuant to which we sold the Series C Preferred Stock and related warrants, we must solicit shareholder approval of the issuance of the common stock issuable upon the conversion of the Series C Preferred Stock and the exercise of the related warrants, at a meeting of our shareholders which shall occur on or before June 30, 2001. If we obtain shareholder approval, the number of shares that could be issued upon the conversion of the Series C Preferred Stock would not be limited by the Nasdaq 20% limitation. If we do not obtain shareholder approval and are not obligated to issue shares because of restrictions relating to Nasdaq Rule 4460, we may be required to pay a substantial penalty and may be required to voluntarily delist our shares of common stock from the Nasdaq National Market. In that event, trading in our shares of common stock could decrease substantially, and the price of our shares of common stock may decline.

     o We will be required to accrete the discount on the preferred stock through equity. However, the accretion will reduce the income available to common stockholders and earnings per shares. The value assigned to the warrants will increase the discount on the preferred stock.

     o We may not pay dividends on our common stock without the consent of the holders of a majority of the shares of preferred stock.

     o The holders of the preferred stock have the right to require us to issue up to an additional $26 million in stated value of the preferred stock for an aggregate purchase price of $20 million, at any time until ten months from the effective date of the registration statement relating to the common stock issuable on conversion of the initial series of the preferred stock. The additional preferred stock will have the same preferences, qualifications and rights as the initial preferred stock. The additional preferred stock would be accompanied by warrants to purchase up to 0.8 million shares of our common stock.

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

ITEM 2.       CHANGES IN SECURITIES

Recent Sales of Unregistered Securities


         The following table lists all unregistered securities sold by us from July 1, 2000 through September 30, 2000. These acquisition shares were issued to the selling shareholders in connection with the acquisition of the indicated subsidiary or the shareholder's minority interest in transactions directly negotiated by the shareholders in connection with the sale of their business or interests to the Company and pursuant to the "price protection" or "earnout" provisions of the agreement of sale. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.


                                       Number
                                         of                              Issued                Number of Common
              Name/Entity/Nature       Persons      Note                   For                      Shares
              ------------------       -------      ----                   ---                      ------
Computer Equity Corporation               1          1                 Acquisition                  25,000
GDB Software Services, Inc.               2          2                 Acquisition                 337,838
Norcom Resources, Inc.                    3          3                 Acquisition                 162,162
WebNet Services                           3          1                 Acquisition                 267,857
                                                                                                  --------
                Total                                                                              792,857
                                                                                                  ========



1. Represents shares issued in connection with a prior acquistion exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document related to the acquisition included an acknowledgment that the sale was not registered, that the shareholder was acquiring the shares for investment and not for resale, and that the shareholder acknowledged that he must hold the shares until and unless registered or unless transferred in another transaction exempt from registration. In addition, the certificates representing the shares were legended to indicate that they were restricted.
2. Represents shares issued in connection with the "earnout" provision of the agreement of sale relating to a prior private transaction directly negotiated by the shareholder(s) in connection with the sale of their business(es) to the Company, which transactions were exempt from registration pursuant to Section 4(2) of the Act.
3. Represents shares issued to a selling shareholder to acquire such shareholder's minority interest in a transaction directly negotiated by representatives for the shareholders in connection with the sale of their interests to the Company and exempt from registration pursuant to Section 4(2) of the Act. The transaction document included an acknowledgement that the sale was not registered, that the shareholder was acquiring the shares for investment and not for resale, and that the shareholder acknowledged that he must hold the shares until and unless registered or unless transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.


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

         The results of the shareholders' vote showed that the holders of (i) a majority of the total votes cast on the Merger Proposal had approved and adopted the Merger Proposal, and (ii) a majority of the outstanding shares of Company stock entitled to vote had approved and adopted the Amendment Proposal as follows:

                                                      For                  Against              Abstain
                                              ----------------------------------------------------------
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


(7) On December 5, 2000, we filed a Current Report on Form 8-K which included a copy of the MCY Agreement executed in connection with our acquisition of license rights to use certain systems developed by MCY.com.

(8) On December 29, 2000, we filed a Current Report on Form 8-K/A which included the financial statements and pro forma financial information in connection with the acquisition of Pacific Decision Sciences Corporation.

(9) On April 23, 2001, we filed a Current Report on Form 8-K/A which amended our Current Report on Form 8-K/A filed on September 11, 2000.

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

                                   APPLIED DIGITAL SOLUTIONS, INC.
                                   (Registrant)

Dated: April 23 , 2001             By:         /S/ JEROME C. ARTIGLIERE
                                        ----------------------------------------
                                                 Jerome C. Artigliere
                                               Chief Financial Officer