Form 10-K/A
period 2000-12-31
APPLIED DIGITAL SOLUTIONS INC
filed 2001-04-24
CIK 924642

As filed with the Securities and Exchange Commission on April 24, 2001
--------------------------------------------------------------------------------


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

                                     PART I

     ITEM 1.      BUSINESS

     GENERAL


     Applied Digital Solutions, Inc. is an information management technology company. We provide solutions to allow our customers' existing software and hardware to integrate with our proprietary software. We call the solutions we provide our "I3 Services Platform", with the I3 standing for "intelligent integrated information". We deliver our solutions through three core business segments, Applications, Services and Advanced Wireless, which work together to achieve heightened efficiencies for Applied Digital and better offerings for our customers.


          The I3 Services Platform provides the following services:

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

     Our Services segment is comprised of the following business groups:


     Telephony -- Our Telephony group implements telecommunications and Computer Telephony Integration (CTI) solutions for e-business. We integrate a wide range of voice and data systems that transmit over the traditional telephone network and over the Internet. We provide complete design, project management, cable/fiber infrastructure, installation and on-going support for the customers we support.

     Networks -- Our Networks group is a professional services organization dedicated to delivering quality e-business services and support to our client partners, providing e-business infrastructure design and deployment, personal and mid-range computer solutions and network infrastructure for the development of local and wide area networks as well as training and customer support services.


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


     The Animal Tracking Business division uses simple technology solutions to track and identify animals. It focuses on cattle, hogs, fish and household pets. The tracking of cattle and hogs are crucial both for asset management and for disease control and food safety. Some customers, for example, the U. S. Department of Energy, track fish, such as salmon, to locate and protect spawning pools and to track migratory patterns for research and fishing purposes. The Animal Tracking Business' pet identification system is marketed in the U. S. by Schering-Plough Pharmaceutical under the brand name Home Again(TM), in Europe by Merial Pharmaceutical (Merck) and in Japan by Dainippon Pharmaceutical. The Animal Tracking Business partners with a variety of other companies outside the United States to market similar products. The Animal Tracking Business has an established infrastructure with readers placed in approximately 6,000 domestic animal shelters, or an estimated 70% of the market. Approximately 10,000 veterinary clinics, or an estimated 66% of US clinics, use its patented system for pet identification. The principal technologies employed by the Animal Tracking Business are electronic ear tags, e.Tags(TM), and implantable microchips that use radio frequency transmission.


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


     Because the conversion of shares of our Series C preferred stock into shares of our common stock depends upon the market value of our common stock, a decline in the market value of our common stock would increase the number of shares issued upon conversion which could depress the market price of our common stock.


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


     If we are required to issue additional shares of common stock in connection with prior acquisitions, our stock may be further diluted.

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

     In response to these limitations and to enable us to more quickly integrate the financial reporting systems of businesses we may acquire in the future, we have begun implementation of an enterprise-based financial reporting system which we believe will be capable of properly maintaining the necessary financial information and we believe we will be able to report product and service revenue and their associated costs for all periods commencing with the interim reporting period ended March 31, 2001. We believe the implementation will be completed in the first half of 2001. However, this implementation may not be successful in correcting the noted deficiencies, and we may experience similar deficiencies in the future as we continue to expand our operations. If we are unable to establish and maintain an effective financial reporting system, we will not be able to timely and accurately account for and monitor the operations of our business, and therefore we may not be able to properly execute our strategic plan, which could have a material adverse effect on our business, results of operations or financial condition.


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


          Name/Entity/Nature         Number of      Note          Issued For          Number of
                                      Persons                                       Common Shares

--------------------------------------------------------------------------------------------------
Various                                   2           1            Warrants                415,685
ATEC Group, Inc.                          2           2          Acquisition             2,674,934
Caledonian Venture Holdings, Ltd.        16           3          Acquisition             4,937,497
Charlie Phillips                          1           4          Acquisition                13,333
McKinsey & Company                        1           5            Services                 37,994
Pacific Decision Sciences Corp.          22           6          Acquisition             8,568,532
SysComm International Corp.               3           3          Acquisition             1,699,715
                                                                                        ----------
         Total                                                                          18,347,690
                                                                                       ===========
----------------------

1.   Represents shares issued in connection with the exercise of warrants.
2. Represents shares issued to the selling stockholders to acquire such shareholder's interest in the company in a transaction directly negotiated by the stockholders in connection with the sale of their business to us and exempt from registration pursuant to Section 4(2) of the Act. The number of common shares issued includes 2,077,150 shares initially issued and 597,784 "price protection" shares issued on February 28, 2001. The transaction document included in an acknowledgment that the sale was not registered, that the shareholder was acquiring the shares for investment and not for resale, and that the shareholder acknowledged that he must hold the shares until and unless registered or unless transferred in another transaction exempt from registration. In addition, the certificates representing the shares were legended to indicate that they were restricted.
3. Represents shares issued to the selling stockholders to acquire such shareholder's interest in the company in a transaction directly negotiated by the stockholders in connection with the sale of their business to us and exempt from registration pursuant to Section 4(2) of the Act. The transaction document included in an acknowledgment that the sale was not registered, that the shareholder was acquiring the shares for investment and not for resale, and that the shareholder acknowledged that he must hold the shares until and unless registered or unless transferred in another transaction exempt from registration. In addition, the certificates representing the shares were legended to indicate that they were restricted.
4. Represents shares issued in connection with the "earnout" provision of the agreement of sale relating to a prior private transaction directly negotiated by the stockholders in connection with the sale of their businesses to us, which transactions were exempt from registration pursuant to Section 4(2) of the Securities Act.
5.   Represents shares issued for professional services.
6. Represents shares issued to the selling shareholders to acquire such shareholder's interest in the company in a transaction directly negotiated by the shareholders in connection with the sale of their business to us and exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Act. The transaction document included an acknowledgment that the sale was not registered, that the shareholder was acquiring the shares for investment and not for resale, and that the shareholder acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.

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


                                                   Shares Issuable          Shares           Shares
                                                     at Current         Issuable upon     Issuable upon
                       Conversion Rate              Market Price         25% Decline       50% Decline
                       ---------------              ------------         -----------       -----------
    125% Alternative Conversion Rate                 16,159,167           21,145,556        31,118,334
    115% Alternative Conversion Rate                 17,549,964           22,879,952        33,719,928
    110% Alternative Conversion Rate                 18,199,053           23,865,404        35,198,107
    50% "Triggering Event" Conversion Rate           38,597,917           51,063,890        75,995,834



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

     Significant Acquisitions

     Computer Equity Corporation


     Effective June 1, 2000, we acquired all of the outstanding common shares of Computer Equity Corporation. The aggregate purchase price was approximately $24.7 million, $15.8 million of which was paid in shares of our common stock and $8.9 million of which was paid in cash in August, 2000. On April 16, 2001, we issued an additional 9.9 million shares valued at approximately $10.6 million as "price protection" shares. Such additional consideration will be added to goodwill in the second quarter of 2001. The total purchase price of Computer Equity, including the liabilities assumed, was allocated to the identifiable assets with the remainder of $15.3 million recorded as goodwill, which is being amortized over 10 years. The transaction was accounted for under the purchase method of accounting.


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
                                                        =========
     Other Transactions


    In October, 2000, we entered into transactions with MCY.com, Inc. (OTC-BB:MCYC) under which we agreed would sell to MCY a non-exclusive perpetual worldwide license to use our recently-acquired Net-Vu product, an Internet-based Automatic Contact Distributor, for $9 million in notes plus 615,000 shares of MCY; and MCY would grant to us an exclusive perpetual license to MCY's digital encryption and distribution systems, including its NETrax(TM)software, for use in various non-entertainment business-to-business applications, in consideration for 11.8 million shares of our common stock. All consideration was placed in escrow pending resolution of certain contingencies which were satisfied or waived on March 30, 2001 at which time the escrow was terminated and the transactions closed. This transaction did not result in any revenue recognition. As noted under "Risk Factors" beginning on page 8 and under the description of our business beginning on page 3, Digital Angel's products and services are not yet being sold to customers and are still undergoing additional development. The transaction will be accounted at the fair value of the consideration paid to MCY and the technology and software acquired from MCY will be capitalized as internal use software. We will amortize the acquired technology and software over five years, beginning in the second quarter of 2001. However, since our Digital Angel products and services are not yet being sold and require additional development, we may be required to write the carrying value of the acquired technology and software down to fair value, in accordance with the provisions of SOP 98-1 and SFAS 121, which could be zero.


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

              (vi) On April 23, 2001, we filed a Current Report on Form 8-K/A which amended our Current Report on Form 8-K/A filed on September 11, 2000.

             (vii) On April 23, 2001, we filed a Current Report on Form 8-K/A which amended our Current Report on Form 8-K filed on September 21, 2000.

              (viii) On April 23, 2001, we filed a Current  Report on Form 8-K/A which amended our Current Report on Form 8-K/A filed on December 29, 2000.

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

                                                         ASSETS
                                                                                             DECEMBER 31,
                                                                                                         PRO FORMA
                                                                                                        (unaudited)
                                                                                 ----------------------------------
                                                                                      2000         1999     2000
                                                                                 ----------------------------------
                                                                                                          (Note 28)
CURRENT ASSETS
   Cash and cash equivalents                                                     $   8,039    $   2,181  $  8,341
   Due from buyer of divested subsidiary                                                --       31,302        --
   Accounts receivable and unbilled receivables (net of allowance
      for doubtful accounts of $1,681 in 2000 and $1,047 in 1999)                   43,890       18,789    43,890
   Inventories                                                                      12,311        7,751    12,311
   Notes receivable                                                                  5,711        2,984     5,711
   Other current assets                                                             16,041        3,713    16,041
-----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                85,992       66,720    86,294

NET ASSETS OF DISCONTINUED OPERATIONS                                                8,076       75,284     8,076

PROPERTY AND EQUIPMENT, NET                                                         21,368        6,649    31,054

NOTES RECEIVABLE                                                                    12,898        3,298    12,898

GOODWILL, NET                                                                      166,024       24,285   166,024

OTHER ASSETS                                                                        25,093       10,369    33,102
-----------------------------------------------------------------------------------------------------------------------

                                                                                 $ 319,451    $ 186,605  $337,448
=======================================================================================================================
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                                 $     657    $  22,139  $    657
   Current maturities of long-term debt                                              4,571        7,516     4,571
   Accounts payable                                                                 16,945        6,707    16,945
   Accrued expenses                                                                 16,361        5,010    16,361
   Due to sellers of acquired subsidiary                                             9,465       15,000     9,465
   Earnout and put accruals                                                         18,245        2,745        --
------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                           66,244       59,117    47,999

LONG-TERM DEBT AND NOTES PAYABLE                                                    69,146       33,260    69,146
-----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                  135,390       92,377   117,145
-----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (SEE NOTES 2, 3, 17, AND 21)
-----------------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                    4,879        1,292     4,879
-----------------------------------------------------------------------------------------------------------------------

REDEEMABLE PREFERRED STOCK - SERIES C                                               13,440           --     9,344
-----------------------------------------------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK OPTIONS - SERIES C                                        5,180           --     5,180
------------------------------------------------------------------------------------------------------ ----------------

PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
   Preferred shares:
   Authorized 5,000 shares in 2000 and 1999 of $10 par value; special voting, no shares issued and outstanding in 2000 and 1 share issued and outstanding in 1999, Class B voting, no shares issued or outstanding
      in 2000 and 1 share issued and outstanding in 1999                                --           --
   Common shares:
   Authorized 245,000 shares in 2000 and 80,000 shares in 1999 of $.001 par value; 103,063 shares issued and 101,847 shares outstanding in 2000 and 51,116 shares issued and 48,260 shares outstanding in 1999 and
      143,719 shares issued and 138,188 shares outstanding in Pro Forma 2000           103           51       144
   Additional paid-in capital                                                      266,573       87,470   311,824
   (Accumulated deficit) retained earnings                                         (99,478)      12,664  (100,832)
   Common stock warrants                                                             1,406           --     1,406
   Treasury stock (carried at cost, 1,216 shares in 2000, 2,856 shares in 1999,
        5,531 shares in Pro Forma 2000)                                             (2,803)      (7,313)   (6,403)
   Accumulated other comprehensive (loss) income                                      (729)          64      (729)
   Notes received from shares issued                                                (4,510)          --    (4,510)
-----------------------------------------------------------------------------------------------------------------------
TOTAL PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY                 160,562       92,936   200,900
-----------------------------------------------------------------------------------------------------------------------

                                                                                 $ 319,451    $ 186,605   337,448
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

         REVENUE RECOGNITION


         For programming, consulting and software licensing services and construction contracts, the Company recognizes revenue based on the percent complete for fixed fee contracts, with the percent complete being calculated as either the number of direct labor hours in the project to date divided by the estimated total direct labor hours or based upon the completion of specific task orders. It is the Company's policy to record contract losses in their entirety in the period in which such losses are foreseeable. For non fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job times the standard billing rate and adjusted to realizable value, if necessary. For product sales, the Company recognizes revenue at the time products are shipped and title has transferred, provided that a purchase order has been received or a contact has been executed, there are not uncertainties regarding customer acceptance, the sales price is fixed and determinable amd collectability is deemed probable. If uncertainties regarding customer acceptence exist, revenue is recognized when such uncertainties are resolved. Revenue from royalties is recognized when licensed products are shipped. There are no significant post-contract support obligations at the time of revenue recognition. The Company's accounting policy regarding vendor and post-contract support obligations is based on the terms of the customers' contract, billable upon the occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized. The Company does not experience significant product returns, and therefore, management is of the opinion that no allowance for sales returns is necessary. The Company has no obligation for warranties on new hardware sales, because the warranty is provided by the manufacturer. The Company does not offer a warranty policy for services to customers.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



         SOFTWARE REVENUE RECOGNITION


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
         --------------------------------------------------------------------

                                                                      $ 6,383
         ====================================================================


         The Company acquired a 16% interest in ATEC as of October 27, 2000. The Company issued 2,077,150 shares of its stock in exchange for its investment in ATEC. As of October 27, 2000 the Company's investment in ATEC was valued at $7.2 million. Due to a continued decline in the value of ATEC's common stock from October 27, 2000 to December 31, 2000, the Company determined its investment in ATEC had experienced a decline in value that was other than temporary. As such, the Company reduced the value of its investment in ATEC by $3.6 million.



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


         The Company believes that it will be in compliance with the covenants associated with the "Acknowledgment, Waiver and Amendment No. 1 to the Second Amended and Restated Term and Revolving Credit Agreement" throughout 2001.

         As part of the amended agreement with IBM Credit, the Company paid bank fees of $375 and issued warrants to IBM Credit valued at $1,115. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 53.32% and a risk free interest rate of 4.6%.
         The bank fees and fair value of the warrants will be reflected as deferred financing fees in March 2001 and amortized over the life of the debt as interest expense.


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

         PREFERRED SHARES - SERIES C


         On October 26, 2000, the Company issued 26 thousand shares of Series C convertible preferred stock to a select group of institutional investors in a private placement. The stated value of the preferred stock is $1,000 per share, or an aggregate of $26.0 million, and the purchase price of the preferred stock and the related warrants and options was an aggregate of $20.0 million. The preferred stock is convertible into shares of the Company's common stock initially at a rate of $7.56 in stated value per share, which is reduced to $5.672 in stated value per share 91 days after issuance of the preferred stock. At the earlier of 90 days after the issuance of the preferred stock or upon the effective date of the Company's registration statement relating to the common stock issuable on the conversion of the initial series of preferred stock, the holders also have the option to convert the stated value of the preferred stock to common stock at an alternative conversion rate which is the average closing price for the 10 trading days preceding the date of the notice of conversion, multiplied by:

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

         The conversion price and the alternative conversion price are subject to adjustment based on certain events, including the Company's issuance of shares of common stock, or options or other rights to acquire common stock, at an issuance price lower than the conversion price of the preferred stock, or issuance of convertible securities that have a more favorable price adjustment provision than the preferred stock. The proceeds upon issuance were allocated to the preferred stock, the warrants and the option based upon their relative fair values. The value assigned to the warrants and option increased the discount on preferred stock as follows:

         Face Value of Preferred Stock                  $26,000
         Discount on Preferred Stock                     (6,000)
         Relative Fair Value of Warrants                   (627)
         Relative Fair Value of Option                   (5,100)
                                                        --------
         Relative Fair Value of Preferred Shares        $14,273
                                                        ========

         The beneficial conversion feature (BCF), in the amount of $3,857, was computed using the excess of the fair market value of the Company's common stock above the accounting value per share of common stock at the date of issuance as follows:

         The face value of the preferred shares divided by the most beneficial conversion price available at the date of issuance ($5.67) results in the number of common shares that could be purchased on the date of issuance. The fair value assigned to the preferred shares divided by the number of common shares that could be purchased on the date of issuance results in the accounting value per share ($3.11). The accounting value per share is less than the fair market value of the Company's common stock at the date of issuance ($4.06).

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

         Warrants:


         The holders of the preferred stock have also received 0.8 million warrants to purchase up to 0.8 million shares of the Company's common stock over the next five years. The exercise price is $4.73 per share, subject to adjustment for various events, including the issuance of shares of common stock, or options or other rights to acquire common stock, at an issuance price lower than the exercise price under the warrants. The exercise price may be paid in cash, in shares of common stock or by surrendering warrants. See footnote 20 for the valuation and related assumptions.


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


28.    UNAUDITED PRO FORMA BALANCE SHEET

       Subsequent to December 31, 2000 and through  April 16, 2001,  the Company
       has  issued  an  additional  37,981,333  shares of its  common   stock as
       follows:

            Employee stock purchase plan                               190,366
            Conversion of series C redeemable preferred stock        1,300,239
            Settlement of earnout and put accruals                  10,066,074
            Recission of ATEC transaction                        (   2,169,855)
            Acquisition of 16.6% of capital stock of Medical
                     Advisory Systems, Inc.                          3,396,615
            Acquisition of technology and software from
                     MCY.com, Inc.                                  11,816,141
            Escrow for investment in Connect Intelligence            3,205,128
            Price protection shares in regard to the acquisition of
                     Computer Equity Corporation                     9,884,249
            Other                                                      292,376
                                                                    ----------

                              Total                                 37,981,333
                                                                    ==========

       The unaudited pro forma balance sheet gives effect to the preceding transactions as if they had been completed on December 31, 2000. See note 20 to these financial statements for a description of the employee stock purchase plan. See note 19 to these financial statements for a description of the redeemable preferred stock and its conversion features. See note 3 to these financial statements for a description of the earnout and put agreements. See note 4 for a discussion of the Company's investment in ATEC as of December 31, 2000. On March 1, 2001, the Company rescinded the stock purchase transaction in accordance with the recission provision in the common stock purchase agreement in consideration of a $1.0 million termination which was payable through the issuance of the Company's common stock.

       On February 27, 2001 the Company acquired 16.6% of the capital stock of Medical Advisory Services, Inc., a provider of medical assistance and technical products and services. The Company issued approximately 3.4 million of its common stock to consummate the transaction.

       On March 30, 2001 the Company placed approximately 3.2 million shares of its stock in escrow in regard to an investment in Connect Intelligence. This transaction is not complete and the final ownership interest and structure will be resolved in the future.

       See note 3 to these financial statements for a description of the Computer Equity Corporation transaction that was consummated on June 1, 2000. The stock purchase agreement required the Company to ensure that the price of the Company's common stock issued to consummate the transaction on June 1, 2000 did not decline in value until it was registered. As of April 16, 2001, the Company was required to issue approximately 9.9 million shares due to the decline in value of the Company's stock from June 1, 2000 to April 15, 2001.

       On March 30, 2001, the Company acquired internal use software from MCY.com for approximately 11.8 million shares of its common stock.

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

         Signature                      Title                            Date
         ---------                      -----                            ----

  /s/ Richard J. Sullivan     Chairman of the Board of Directors,
----------------------------  Chief Executive Officer and
   (Richard J. Sullivan)      Secretary (Principal Executive         April 23, 2001

                              Officer)
    /s/ Mercedes Walton
----------------------------  President and Chief Operating
     (Mercedes Walton)        Officer (Principal Operating           April 23, 2001

                              Officer)
 /s/ Jerome C. Artigliere
----------------------------  Chief Financial Officer (Principal
  (Jerome C. Artigliere)      Financial Officer and Principal        April 23, 2001

                              Accounting Officer)
 /s/ Richard S. Friedland
----------------------------  Director
  (Richard S. Friedland)                                             April 23, 2001

  /s/ Arthur F. Noterman
----------------------------  Director
   (Arthur F. Noterman)                                              April 23, 2001

    /s/ Daniel E. Penni
----------------------------  Director
     (Daniel E. Penni)                                               April 23, 2001

  /s/ Angela M. Sullivan
----------------------------  Director
   (Angela M. Sullivan)                                              April 23, 2001

  /s/ Garrett A. Sullivan
----------------------------  Director
   (Garrett A. Sullivan)                                             April 23, 2001

  /s/ Constance K. Weaver
----------------------------  Director
   (Constance K. Weaver)                                             April 23, 2001


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

10.3* Applied Digital Solutions, Inc. 1999 Flexible Stock Plan (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333- 92327) filed with the Commission on December 8, 1999).

10.4 Credit Agreement between the Company and State Street Bank and Trust Company dated as of August 25, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 16, 1998 )

10.5 First Amendment to Credit Agreement between the Company and State Street Bank and Trust Company dated as of February 4, 1999 (incorporated by reference to Exhibit 10.3 the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1999)

10.6 Second Amended and Restated Term and Revolving Credit Agreement, dated October 17, 2000, between the Company and IBM Credit Corporation, and others (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on October 24, 2000)


10.7 Acknowledgement, Waiver and Amendment No. 1 to the Second Amended and Restated Term and Revolving Credit Agreement dated March 30, 2001 between the Company and IBM Credit Corporation, and others (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the Commission on April 10, 2001)


10.8*  Richard J. Sullivan Employment Agreement **

10.9*  Garrett A. Sullivan Employment Agreement **

10.10* David A. Loppert Employment Agreement **

10.11* Jerome C. Artigliere Employment Agreement (incorporated by reference to the corresponding Exhibit to the Company's Annual Report on Form 10-K filed with the Commission on April 10, 2001)

10.12* Mercedes Walton Employment Agreement (incorporated by reference to the corresponding Exhibit to the Company's Annual Report on Form 10-K filed with the Commission on April 10, 2001)

10.13* David I. Beckett Employment Agreement (incorporated by reference to the corresponding Exhibit to the Company's Annual Report on Form 10-K filed with the Commission on April 10, 2001)


10.14* Michael E. Krawitz Employment Agreement (incorporated by reference to the corresponding Exhibit to the Company's Annual Report on Form 10-K filed with the Commission on April 10, 2001)

10.15 Securities Purchase Agreement, dated as of October 24, 2000, relating to the Registrant's Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.16 Form of warrant to purchase common stock of the Registrant issued to the holders of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.17 Registration Rights Agreement between the Registrant and the holders of the Series C Convertible Preferred Stock (incorporated by reference to
       Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

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