Form 10-Q
period 2001-03-31
APPLIED DIGITAL SOLUTIONS INC
filed 2001-05-15
CIK 924642

As filed with the Securities and Exchange Commission on May 15, 2001
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                      -------------------------------------

                                    FORM 10-Q
                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended March 31, 2001
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                     For the transition period from to ____

                         Commission File Number: 0-26020

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
Yes  X   No
    ---    ---

     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 10, 2001:

             Class                            Number of Shares
   Common Stock; $.001 Par Value                146,087,418

                         APPLIED DIGITAL SOLUTIONS, INC.

                                TABLE OF CONTENTS

                              Item Description                             Page

                         PART I - FINANCIAL INFORMATION

1.      Financial Statements
        Consolidated Balance Sheets
           March 31, 2001 (unaudited) and December 31, 2000 (unaudited) 3 Consolidated Statements of Operations -
            Three Months ended March 31, 2001 and 2000 (unaudited)          4
        Consolidated Statement of Stockholders' Equity -
            Three Months ended March 31, 2001(unaudited)                    5
        Consolidated Statements of Cash Flows -
            Three Months ended March 31, 2001 and 2000 (unaudited)          6
        Notes to Consolidated Financial Statements (unaudited)              7
2.      Management's Discussion and Analysis of Financial Condition        24
            and Results of Operations
3.      Quantitative and Qualitative Disclosures About Market Risk         49

                           PART II - OTHER INFORMATION

1.      Legal Proceedings                                                  50
2.      Changes In Securities                                              51
3.      Defaults Upon Senior Securities                                    52
4.      Submission of Matters to a Vote of Security Holders                52
5.      Other Information                                                  52
6.      Exhibits and Reports on Form 8-K                                   52

SIGNATURE                                                                  54
EXHIBITS                                                                   55

PART I            FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                     Assets
                                   (Unaudited)

                                                                                               March 31,    December 31,
                                                                                                    2001            2000
                                                                                       ---------------------------------
Current Assets
   Cash and cash equivalents                                                                   $   6,393       $   8,039
   Accounts receivable and unbilled receivables (net of allowance
      for doubtful accounts of $903 in 2001 and $1,681 in 2000)                                   41,358          43,890
   Inventories                                                                                    12,187          12,311
   Notes receivable                                                                                3,828           5,711
   Current deferred tax asset                                                                     10,001          10,001
   Other current assets                                                                            5,908           6,040
------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                              79,675          85,992

Net Assets Of Discontinued Operations                                                             10,550           8,076

Property And Equipment, net                                                                       32,131          21,368

Notes Receivable                                                                                  12,928          12,898

Goodwill, net                                                                                    160,653         166,024

Investment In Affiliate                                                                            7,949              --

Other Assets                                                                                      18,116          25,093
------------------------------------------------------------------------------------------------------------------------

                                                                                               $ 322,002       $ 319,451
========================================================================================================================

                      Liabilities and Stockholders' Equity
Current Liabilities
   Notes payable                                                                               $     615       $     657
   Current maturities of long-term debt                                                            4,529           4,571
   Accounts payable                                                                               14,749          16,945
   Accrued expenses                                                                               18,563          16,361
   Due to sellers of acquired subsidiary                                                           9,465           9,465
   Earnout and put accruals                                                                        3,884          18,245
------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                         51,805          66,244

Long-Term Debt And Notes Payable                                                                  69,741          69,146
------------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                                121,546         135,390
------------------------------------------------------------------------------------------------------------------------

Commitments And Contingencies                                                                         --              --
------------------------------------------------------------------------------------------------------------------------

Minority Interest                                                                                  4,930           4,879
------------------------------------------------------------------------------------------------------------------------

Redeemable Preferred Stock - Series C                                                             12,027          13,440
------------------------------------------------------------------------------------------------------------------------
Redeemable Preferred Stock Options - Series C                                                      5,180           5,180
------------------------------------------------------------------------------------------------------------------------

Preferred Stock, Common Stock and Other Stockholders' Equity
   Preferred shares: Authorized 5,000 shares in 2001 and 2000 of $10 par value;
      special voting, no shares issued or outstanding in 2001 and 2000, Class B
      voting, no shares issued or outstanding in 2001 and 2000                                        --              --
   Common shares: Authorized 245,000 shares in 2001 and 2000, of $.001 par value; 127,753 shares issued and 123,862 shares outstanding in 2001
      and 103,063 shares issued and 101,847 shares outstanding in 2000                               128             103
   Common and preferred additional paid-in capital                                               310,097         266,573
   Accumulated deficit                                                                          (110,658)        (99,478)
   Common stock warrants                                                                           1,406           1,406
   Treasury stock (carried at cost, 3,891 shares in 2001 and 1,216 shares in 2000)                (7,403)         (2,803)
   Accumulated other comprehensive loss                                                           (1,741)           (729)
   Notes received for shares issued                                                              (13,510)         (4,510)
------------------------------------------------------------------------------------------------------------------------
Total Preferred Stock, Common Stock, and Other Stockholders' Equity                              178,319         160,562
------------------------------------------------------------------------------------------------------------------------

                                                                                               $ 322,002       $ 319,451
========================================================================================================================

See the accompanying notes to consolidated financial statements.

                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                          For The Three Months
                                                                                             Ended March 31,
                                                                                 ---------------------------------------
                                                                                                2001                2000
                                                                                 ---------------------------------------
Product revenue                                                                             $  34,383            $ 15,888
Service revenue                                                                                13,026               6,913
-------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                                  47,409              22,801

Cost of products sold                                                                          23,844               9,627
Cost of services sold                                                                           6,217               3,375
-------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                                   17,348               9,799

Selling, general and administrative expenses                                                  (19,058)            (12,011)
Depreciation and amortization                                                                  (6,739)             (1,060)
Interest income                                                                                   487                 197
Interest expense                                                                               (1,845)             (1,067)
-------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before provision (benefit) for income
   taxes, minority interest and equity in net loss of affiliate                                (9,807)             (4,142)

Provision (benefit) for income taxes                                                            1,548                (932)
-------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before minority interest
   and equity in net loss of affiliate                                                        (11,355)             (3,210)
-------------------------------------------------------------------------------------------------------------------------

Minority interest                                                                                 (93)                (30)

Equity in net loss of affiliate                                                                   131                  --
-------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations                                                               (11,393)             (3,180)
-------------------------------------------------------------------------------------------------------------------------

Income from discontinued operations, net of income taxes
   of $51 in 2001 and $334 in 2000                                                                213               2,008
-------------------------------------------------------------------------------------------------------------------------

Net loss                                                                                      (11,180)             (1,172)
Preferred stock dividends                                                                         238                  --
Accretion of beneficial conversion feature of
   redeemable preferred stock - series C                                                        2,451                  --
-------------------------------------------------------------------------------------------------------------------------

Net loss available to common stockholders                                                   $ (13,869)           $ (1,172)
=========================================================================================================================

Earnings per common share - basic
   Loss from continuing operations                                                          $    (.13)           $   (.06)
   Income from discontinued operations                                                             --                 .04
-------------------------------------------------------------------------------------------------------------------------

Net loss per common share - basic                                                           $    (.13)           $   (.02)
=========================================================================================================================

Earnings per common share - diluted
   Loss from continuing operations                                                          $    (.13)           $   (.06)
   Income from discontinued operations                                                             --                 .04
-------------------------------------------------------------------------------------------------------------------------

Net loss per common share - diluted                                                         $    (.13)           $   (.02)
=========================================================================================================================

Weighted average number of common shares outstanding - basic                                  103,602              49,012
Weighted average number of common shares outstanding - diluted                                103,602              49,012


-------------------------------------------------------------------------------------------------------------------------


See the accompanying notes to consolidated financial statements.

                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   CONSOLIDATED STATEMENT OF PREFERRED STOCK,
                   COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                 For The Three Month Period Ended March 31, 2001
                                 (In thousands)
                                   (Unaudited)


                                            Preferred Stock       Common Stock      Additional                    Common
                                       ----------------------- ------------------      Paid-In  Accumulated        Stock    Treasury
                                             Number   Amount   Number      Amount      Capital      Deficit     Warrants       Stock
                                       ---------------------------------------------------------------------------------------------
Balance - December 31, 2000                     --   $ --     103,063   $     103   $ 266,573    $ (99,478)   $   1,406   $  (2,803)
   Net loss                                     --     --          --          --          --      (11,180)          --          --
   Comprehensive loss -
      Foreign currency translation              --     --          --          --          --           --           --          --
                                                                                                 ---------
   Total comprehensive loss                     --     --          --          --          --      (11,180)          --          --
   Conversion of redeemable preferred
      shares to common shares                   --     --         800           1       2,237           --           --          --
   Accretion of beneficial conversion feature
      of redeemable preferred shares            --     --          --          --      (2,451)          --           --          --
   Dividends accrued on redeemable
      preferred stock                           --     --          --          --        (238)          --           --          --
   Beneficial conversion feature of
      redeemable preferred stock                --     --          --          --       2,451           --           --          --
   Penalty paid by issuance of redeemable
      preferred stock                           --     --          --          --        (612)          --           --          --
   Issuance of common shares                    --     --         469           1         526           --           --          --
   Issuance of common shares for
      software license purchase                 --     --       6,278           6      10,195           --           --          --
   Issuance of common shares for investment     --     --       3,322           3       8,070           --           --          --
   Issuance of common shares
      for settlement of put agreements          --     --       8,283           8      14,352           --           --          --
   Common shares repurchased                    --     --          --          --          --           --           --      (4,600)
   Notes receivable for shares issued           --     --       5,538           6       8,994           --           --          --
------------------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2001                        --   $ --     127,753   $     128   $ 310,097    $(110,658)   $   1,406   $  (7,403)
====================================================================================================================================



                                                    Accumulated
                                                          Other         Notes        Total
                                                  Comprehensive   Received For Stockholders'
                                                           Loss  Shares Issued      Equity
                                       ----------------------------------------------------
Balance - December 31, 2000                       $    (729)   $  (4,510)       $ 160,562
   Net loss                                              --           --          (11,180)
   Comprehensive loss -
      Foreign currency translation                   (1,012)          --           (1,012)
                                                  ---------                     ---------
   Total comprehensive loss                          (1,741)          --          (12,192)
   Conversion of redeemable preferred
      shares to common shares                            --           --            2,238
   Accretion of beneficial conversion feature
      of redeemable preferred shares                     --           --           (2,451)
   Dividends accrued on redeemable
      preferred stock                                    --           --             (238)
   Beneficial conversion feature of
      redeemable preferred stock                         --           --            2,451
   Penalty paid by issuance of redeemable
      preferred stock                                    --           --             (612)
   Issuance of common shares                             --           --              527
   Issuance of common shares for
      software license purchase                          --           --           10,201
   Issuance of common shares for investment              --           --            8,073
   Issuance of common shares
      for settlement of put agreements                   --           --           14,360
   Common shares repurchased                             --           --           (4,600)
   Notes receivable for shares issued                    --       (9,000)              --
-----------------------------------------------------------------------------------------

Balance - March 31, 2001                          $  (1,741)   $ (13,510)       $ 178,319
=========================================================================================

                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          For The Three Months
                                                                                             Ended March 31,
                                                                                 ---------------------------------------
                                                                                                 2001               2000
                                                                                 ---------------------------------------
Cash flows from operating activities
   Net loss                                                                                $  (11,180)        $   (1,172)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Income from discontinued operations                                                     (213)            (2,008)
         Depreciation and amortization                                                          6,739              1,060
         Deferred income taxes                                                                  2,299                126
         Minority interest                                                                        (93)               (30)
         Equity in net loss of affiliate                                                          131                 --
         Loss (gain) on sale of equipment                                                          85                (10)
         Change in assets and liabilities:
            Decrease in accounts receivable                                                     2,531              1,261
            Decrease (increase) in inventories                                                    125               (518)
            Decrease (increase) in other current assets                                           578             (1,204)
            Decrease in accounts payable and
               accrued expenses                                                                  (720)           (11,645)
         Net cash (used in) provided by discontinued operations                                  (520)             1,115
------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                            (238)           (13,025)
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Decrease in due from buyer of divested subsidiary                                               --             31,302
   Decrease (increase) in notes receivable                                                      1,854               (956)
   Increase in other assets                                                                      (485)              (580)
     Proceeds from sale of property and equipment                                                  --                 32
   Payments for property and equipment                                                         (1,879)            (2,688)
   Payments for costs of asset and business
      acquisitions (net of cash balances acquired)                                                 --             (6,636)
   Net cash (used in) provided by discontinued operations                                      (1,359)               490
------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                            (1,869)            20,964
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Net amounts borrowed (paid) on notes payable                                                 1,600            (14,506)
   Proceeds from long-term debt                                                                    --              4,566
   Payments on long-term debt                                                                  (1,089)            (2,273)
   Other financing costs                                                                          (25)                --
   Issuance of common shares                                                                       15              5,008
   Proceeds from subsidiary issuance of common stock                                              126                 --
   Net cash (used in) provided by discontinued operations                                        (166)               153
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                               461             (7,052)
------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                           (1,646)               887

Cash and cash equivalents - beginning of period                                                 8,039              2,181
------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents - end of period                                                  $    6,393         $    3,068
========================================================================================================================

See the accompanying notes to consolidated financial statements.

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Applied Digital Solutions, Inc. (the "Company") as of March 31, 2001 and December 31, 2000 (the December 31, 2000 financial information included herein has been extracted from the Company's audited financial statements included in the Company's 2000 Annual Report on Form 10-K/A) and for the three months ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made.

     The consolidated statements of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2000.

     In March 2001, the Company's board of directors approved the sale of the Company's Intellesale business segment and all of the Company's other non-core businesses. Results of operations, financial condition and cash flows now reflect these operations as "Discontinued Operations" and prior periods have been restated. See Note 9.

     Certain items in the consolidated financial statements for the 2000 period have been reclassified for comparative purposes.

2. Principles of Consolidation

     The financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Interest in less than majority owned entities are accounted for using the equity method of accounting.

3. Inventory
                                                    March 31,    December 31,
                                                      2001         2000
                                                    ----------   ----------
        Raw materials                               $  1,817    $  1,807
        Work in process                                  341         499
        Finished goods                                11,290      11,505
                                                    --------    --------
                                                      13,448      13,811
        Allowance for excess and obsolescence         (1,261)     (1,500)
                                                    --------    --------
        Net inventory for continuing operations     $ 12,187    $ 12,311
                                                    ========    ========

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

4. Financing Agreements

     On May 25, 1999, the Company entered into a Term and Revolving Credit Agreement (the "IBM Agreement") with IBM Credit Corporation ("IBM Credit"). The IBM Agreement was amended and restated on October 17, 2000, and further amended on March 30, 2001, and currently provides for the following:

     (a)  a  revolving   credit  line  of  up  to  $53.4  million,   subject  to
          availability  under a borrowing  base formula,  designated as follows:
          (i) a USA revolving credit line of up to $49.5 million, and (ii) a Canadian revolving credit line of up to $3.9 million,

     (b)  a term loan A of up to $25.0 million, and

     (c)  a term loan C of up to $2.7 million.

     The revolving credit line may be used for general working capital requirements, capital expenditures and certain other permitted purposes and is repayable in full on May 25, 2002. The USA revolving credit line bears interest at the 30-day LIBOR rate plus 3.25%; the Canadian revolving credit line bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 1.67%. As of March 31, 2001, the LIBOR rate was approximately 5.52% and approximately $48.1 million was outstanding on the U.S. revolving credit line, which is included in long-term debt and approximately $3.3 million was outstanding on the Canadian revolving credit line, which is included in the net assets of discontinued operations. Credit availability is subject to 75% of eligible accounts receivable and 45% of eligible inventories.

     Term loan A bears interest at the 30-day LIBOR rate plus 4.00%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of March 31, 2001, approximately $21.8 million was outstanding under this loan.

     Term loan C, which was used by our discontinued Canadian subsidiary to pay off its bank debt, bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 1.67%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of March 31, 2001, the Toronto-Dominion's rate was approximately 7.25% and approximately $1.9 million was outstanding under this loan, which is included in the net assets of discontinued operations.

     The IBM Agreement, as amended on March 30, 2001, contains standard debt covenants relating to our financial position and performance, as well as restrictions on the declarations and payments of dividends and redemption of preferred stock. Those covenants and the covenant requirements are as follows:

                            Covenant                      Covenant Requirement
                            --------                      --------------------
                                                 As of the following dates not less than:
                                                 ----------------------------------------
(i)         Tangible Net Worth                       03/31/01            ($57,000,000)
                                                     06/30/01            ( 47,000,000)
                                                     09/30/01            ( 35,000,000)

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

                            Covenant                                   Covenant Requirement
                            --------                                   --------------------
                                                              As of the following dates not less than:
                                                              ----------------------------------------
                                                                  12/31/01             (34,500,000)
                                                                  03/31/02             (20,000,000)

(ii)        Current Assets to Current Liabilities                 03/31/01                1.45:1.0
                                                                  06/30/01                 0.6:1.0
                                                                  09/30/01                 0.8:1.0
                                                                  12/31/01                 0.8:1.0
                                                                  03/31/02                 1.0:1.0



(iii)       Minimum Cumulative EBITDA                             03/31/01             ($4,700,000)
                                                                  06/30/01               5,000,000
                                                                  09/30/01               7,500,000
                                                                  12/31/01              11,000,000
                                                                  03/31/02              10,000,000


     As of March 31, 2001, the Company was in compliance with all debt covenants. On March 8, 2001, the Company notified IBM Credit that as of and for the quarter ended December 31, 2000 the Company was not in compliance with the covenants for Tangible Net Worth and Minimum EBITDA and that it had a collateral shortfall. IBM Credit agreed to waive such non-compliance and, on March 30, 2001, the Company, IBM Credit and others entered into a waiver and amendment to the credit agreement. In connection therewith the Company agreed to pay IBM Credit a $0.4 million waiver fee, and the Company granted IBM Credit warrants to acquire 2.9 million shares of the Company's common stock valued at $1.2 million and 1.2 million shares of Digital Angel Corporation's common stock.

     The Company currently expects to meet the amended debt covenants throughout 2001; however, if business conditions are other than anticipated or other unseen events occur, these may impact the Company's ability to remain in compliance. In the absence of a waiver or amendment to such financial covenants, such non-compliance would constitute a default under the applicable IBM Agreement and IBM Credit would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such non-compliance appears likely, or occurs, the Company will seek IBM Credit's approval to renegotiate financial covenants and /or obtain waivers, as required. However, there can be no assurance that future amendments or waivers will be obtained.

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

5.       Earnings (Loss) Per Share

         The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share:

                                                                  -----------------------------------------
                                                                        Three Months Ended March 31,
                                                                  -----------------------------------------
                                                                                2001         2000
                                                                                ----         ----
Numerator:
  Loss from continuing operations                                            $ (11,393)   $   (3,180)

  Preferred stock dividends                                                       (238)           --

  Accretion of beneficial conversion feature of redeemable preferred stock      (2,451)           --

  Numerator for basic earnings (loss) per share -
                                                                             ---------    ----------
    Net loss from continuing operations available to common shareholders       (14,082)       (3,180)


  Net income from discontinued operations available to common shareholders         213         2,008
                                                                             ---------    ----------

  Net loss available to common shareholders                                  $ (13,869)   $   (1,172)
                                                                             =========    ==========

Denominator:
Denominator for basic earnings (loss) per share -
Weighted-average shares                                                        103,602        49,012
                                                                             ---------    ----------
Denominator for diluted earnings (loss) per share(1)                           103,602        49,012
                                                                             ---------    ----------
Basic earnings (loss) per share:
     Continuing operations                                                   $   (0.13)   $    (0.06)
     Discontinued operations                                                        --          0.04
                                                                             =========    ==========
Total - Basic                                                                $   (0.13)   $    (0.02)
                                                                             =========    ==========
Diluted earnings (loss) per share:
                                                                             =========    ==========
     Continuing operations                                                   $   (0.13)   $    (0.06)
                                                                             =========    ==========
     Discontinued operations                                                        --          0.04
                                                                             =========    ==========
Total  - Diluted                                                             $   (0.13)   $    (0.02)
                                                                             =========    ==========

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)


     (1 ) The weighted average shares listed below were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:

                                                   --------------------------
                                                           Three Months
                                                         Ended March 31,
                                                   --------------------------
                                                      2001          2000
                                                      ----          ----
     Redeemable preferred stock                      16,064           --
     Employee stock options                           3,444        5,004
     Warrants                                            --          534
     Contingent stock - acquisitions                     --          117
                                                     ------       ------
                                                     19,508        5,655
                                                     ======       ======

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

6. Segment Information

     The Company's business is currently organized into three business segments:
Applications, Services and Advanced Wireless. These three segments form the nucleus of the Company's newly implemented I3 Services Platform. Prior to January 2, 2001, the Company's business was organized into four technology groups or industry segments: Networking, Internet, Applications, and Telephony. Combined, these groups formed the basis of the CTII strategy that was the predecessor to the current I3 Services Platform. With the arrival of the Company's new President and Chief Operating Officer, Mercedes Walton, on January 2, 2001, the Company's strategy has evolved to more adequately promote its product services offerings in the marketplace and to more fully integrate its business units. The Company's "I3 Services Platform," with the I3 standing for "intelligent, integrated information," delivers its solutions through three core business segments, Applications, Services and Advanced Wireless, which work together to achieve heightened efficiencies for the Company and better offerings for its customers.

     Additionally, the Company's previously reported Intellesale and "all other" non-core business segments are now reported as discontinued operations. Prior period information has been restated to present the Company's reportable segments into its three operating segments. See Note 9 for further information regarding discontinued operations.

     The "eliminations" category includes all amounts recognized upon consolidation of the Company's subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities and goodwill amortization expense. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K/A filed for the year ended December 31, 2000, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices and segment data includes an allocated charge for the corporate headquarters costs. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. The Company evaluates performance based on stand-alone segment operating income.

     Following is the selected segment data as of and for the three months ended March 31, 2001:

                                                                                 Segments
                                                                                 --------
                                                             Services
                                                                                 Advanced       Corporate
                                        Applications   Telephony    Networks     Wireless       Overhead   Eliminations Consolidated
                                        ------------  -----------  ------------ -----------   ------------ ------------ ----------
Net  revenue from external customers:

     Product                              $   4,605    $   8,947   $  11,108       $9,723         $--          $--    $  34,383
     Service                                  6,631        3,438       1,576        1,490          57         (166)      13,026
     Intersegment revenue- Service             (166)          --          --           --          --          166           --
                                       ------------ -------------------------------------------------------------- ------------
     Total revenue                        $  11,070    $  12,385   $  12,684    $  11,213   $      57    $      --    $  47,409
                                       =========================================================================== ============

     Income (loss) from continuing
     operations before provision for
     income taxes and minority interest   $     367    $     278   $    (401)   $     540   $  (3,924)   $  (6,667)   $  (9,807)
                                       =========================================================================== ============

     Total assets, exclusive of net
     assets of discontinued operations    $  30,522    $  29,732   $  21,378    $  23,794   $ 430,510    $(224,484)   $ 311,452
                                       =========================================================================== ============

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

     Following is the selected segment data as of and for the three months ended March 31, 2000:

                                                                                 Segments
                                                                                 --------
                                                             Services
                                                                                 Advanced       Corporate
                                        Applications   Telephony    Networks     Wireless       Overhead   Eliminations Consolidated
                                        ------------  -----------  ------------ -----------   ------------ ------------ ------------
Net revenue from external customers:
     Product                              $   3,498   $   3,343    $   5,124   $   3,923    $      --    $      --    $  15,888

     Service                                  3,538       1,155        2,121          --           99           --        6,913
     Intersegment revenue                        --          --           --          --           --           --           --
                                        ---------------------------------------------------------------------------------------
     Total revenue                        $   7,036   $   4,498    $   7,245   $   3,922    $      99    $      --    $  22,801
                                        =======================================================================================

     Income (loss) from continuing
     operations before benefit for
     income taxes and minority interest   $      70   $    (462)   $     252   $     (92)   $  (2,603)   $  (1,307)   $  (4,142)
                                        =======================================================================================

     Total assets, exclusive of net
     assets of discontinued operations    $  17,271   $  10,483    $   6,786   $   7,335    $ 196,109    $(149,324)   $  88,660
                                        =======================================================================================

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

7. Acquisitions

     The Company did not make any acquisitions in the first three months of 2001. The following represents acquisitions which occurred during 2000:

                                                                     Value
                                                                     of
                                                                     Shares,
                                                                     Warrants
                                                                     &
                                                                     Options
                                                         Cash        Issued
                          Date      Percent  Acquisition Consid-     or        Common/Preferred Goodwill
  Company Acquired        Acquired  Acquired Price       eration     Issuable  Shares Issued    Acquired   Business Description
------------------------  --------- -------- ----------  -------     --------  ---------------- --------   ----------------------
Independent Business      04/01/00    100%    $ 5,547     $  747     $ 4,800          958        $ 5,109   Network integration
Consultants                                                                                                company

P-Tech, Inc.              04/01/00    100%      4,830         80       4,750        1,404          4,643   Software development
                                                                                                           company

Timely Technology Corp.   04/01/00    100%      1,240        375         865          215            913   Software developer
                                                                                                           and application
                                                                                                           service
                                                                                                           provider

Computer Equity           06/01/00    100%     24,712      8,968      15,744        4,829         15,313   Communications
Corporation                                                                                                integration company
WebNet Services, Inc.     07/01/00    100%        958         58         900          268            828   Network integrator
                                                                                                           and website developer

Destron Fearing           09/08/00    100%     84,646      1,376      83,270       20,821         74,818   Animal
Corporation                                                                                                identification and
                                                                                                           microchip technology
                                                                                                           company

Pacific Decision          10/01/00    100%     28,139        120      28,019        8,569         25,220   Developer and
Sciences Corporation                                                                                       implementer of
                                                                                                           customer
                                                                                                           relationship
                                                                                                           management software

SysComm International     12/01/00     55%      4,975      2,221       2,754        1,700           --     Network and systems
Corporation                                                                                                integrator and
                                                                                                           reseller of computer
                                                                                                           hardware

Transatlantic Software    12/18/00    100%      8,561        266       8,295        4,937          6,624   Retail software
Corporation                                                                                                developer

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

     All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements reflect the results of operations of each company from the date of acquisition. The costs of acquisitions include all payments according to the acquisition agreements plus costs for investment banking services, legal and accounting services that were direct costs of acquiring these assets. Goodwill resulting from these acquisitions is being amortized on a straight-line basis over periods ranging from five to ten years. In conjunction with the Company's review

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

for impairment of goodwill and other intangible assets in the fourth quarter of 2000, the Company reviewed the useful lives assigned to acquisitions and effective October 1, 2000, changed the lives to periods ranging from 5 to 10 years, down from periods ranging from 10 to 20 years.

     Earnout and Put Agreements

     Certain acquisition agreements include additional consideration, generally payable in shares of the Company's common stock, contingent on profits of the acquired subsidiary. Upon earning this additional consideration, the value will be recorded as additional goodwill. The acquisitions above include shares earned upon attainment of certain profits by subsidiaries through March 31, 2001. At March 31, 2001, under these agreements, assuming all earnout profits are achieved, the Company is contingently liable for additional consideration of approximately $22.4 million in 2001, $20.7 million in 2002 and $2.0 million in 2004, of which all would be payable in shares of the Company's common stock.

     The Company has entered into a put option with the selling shareholders of a company in which the Company acquired less than a 100% interest. The option requires the Company to purchase the remaining portion it does not own sometime after four years from the date of acquisition at an amount per share equal to 20% of the average annual earnings per share of the acquired company before income taxes for a two-year period ending on the effective date of the put multiplied by a multiple of four. Based upon the provisions of the put agreement, at March 31, 2001, the Company is contingently liable for additional consideration of approximately $0.9 million payable in shares of the Company's common stock. The contingent amount for the put option has not been recorded as a liability in the financial statements as the put has not yet been exercised.

     In January 2001, the Company entered into an agreement with the minority shareholders of Intellesale to terminate all put rights and employment agreements that each shareholder had with or in respect of Intellesale. In exchange, the Company issued an aggregate of 6.6 million shares of the Company's common stock. In addition, during the three months ended March 31, 2001 and 2000, 1.7 million and 0.4 million shares of common stock, respectively, were issued to satisfy earnouts and to purchase minority interests.

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

     Major Acquisitions

     Effective June 1, 2000, the Company acquired all of the outstanding common stock of Computer Equity Corporation. The aggregate purchase price was approximately $24.7 million, $15.8 million of which was paid in shares of the Company's common stock and $8.9 million of which was payable in cash and paid in August, 2000. An additional $10.3 million is contingent upon achievement of certain earnings targets during the two years ended June 30, 2002. The total purchase price of Computer Equity Corporation, including the liabilities, was allocated to the identifiable assets with the remainder of $15.3 million recorded as goodwill, which is being amortized over ten years.

     On September 8, 2000, the Company completed the acquisition of Destron Fearing Corporation through a merger of its wholly-owned subsidiary, Digital Angel Corporation (formerly known as Digital Angel.net Inc.), into Destron Fearing Corporation. As a result of the merger, Destron Fearing is now a wholly-owned subsidiary of the Company and has been renamed "Digital Angel Corporation." In connection with the merger, each outstanding share of Destron Fearing common stock was exchanged for 1.5 shares of the Company's common stock, with fractional shares settled in cash. In addition, outstanding options and warrants to purchase shares of Destron Fearing common stock were converted into a right to purchase that number of shares of the Company's common stock as the holders would have been entitled to receive had they exercised such options and warrants prior to September 8, 2000 and participated in the merger. The Company issued 20.5 million shares of its common stock in exchange for all the outstanding common stock of Destron Fearing and 0.3 million shares of its common stock as a transaction fee. The Company will issue up to 2.7 million shares of its common stock upon the exercise of the Destron Fearing options and warrants. The aggregate purchase price of approximately $84.6 million, including the liabilities, was allocated to the identifiable assets with the remainder of $74.8 million recorded as goodwill, which is being amortized over ten years.


     Effective October 1, 2000, the Company acquired all of the outstanding common stock of Pacific Decisions Sciences Corporation (PDSC). The aggregate purchase price was approximately $28.1 million, which was paid in shares of the Company's common stock. In addition, for each of the twelve month periods ended September 30, 2001 and 2002, the former stockholders of PDSC will be entitled to receive earnout payments, payable in cash or in shares of the Company's common stock, of $9.7 million plus 4.0 times EBITDA (as defined in the merger agreement). The total purchase price of PDSC, including the liabilities assumed, was allocated to the identifiable assets with the remainder of $25.2 million recorded as goodwill, which is being amortized over five years.

     Effective June 1, 1999, the Company acquired all of the outstanding common stock of Bostek, Inc. and an affiliate (Bostek) in a transaction accounted for under the purchase method of accounting. The aggregate purchase price was approximately $27.5 million, of which $10.2 million was paid in cash at closing, $5 million was paid in cash in January 2000 and $1.8 million for the 1999 earnout was paid in cash in February 2000 and $0.5 million of additional acquisition costs were paid in 2000. Upon a successful initial public offering of Intellesale, $9.5 million was to be payable in cash. As the result of settling certain disputes between the Company and the former owners of Bostek, the parties agreed to eliminate the remaining $9.5 million payable if the Company registers approximately 3.0 million common shares by June 15, 2001. The former Bostek owners have agreed to purchase these shares at the

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)


market price when the registration statement becomes effective. If the Company is successful in meeting this deadline, the extinguishment of the $9.5 million payable will be recorded as an extraordinary gain. The operating results of the Company include Bostek from its acquisition date. See Note 9 regarding discontinued operations, which includes the operations of Intellesale and Bostek.

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)


     Unaudited pro forma results of operations for the three months ended March 31, 2000 are included below. Such pro forma information assumes that each of the above acquisitions had occurred as of January 1, 2000.

                                                                                -----------------
                                                                                  Three Months
                                                                                     Ended
                                                                                   March 3l,
                                                                                -----------------
                                                                                      2000
                                                                                      ----
     Net operating revenue from continuing operations                               $ 53,955
     Loss from continuing operations                                                  (3,806)
     Loss available to common stockholders from continuing operations                 (3,806)
     Loss per common share from continuing operations -- basic                     ($   0.04)
     Loss per common share from continuing operations -- diluted                   ($   0.04)

Other Investments

On February 27, 2001, the Company acquired 16.6% of the capital stock of Medical Advisory Systems, Inc. (AMEX: DOC), a provider of medical assistance and technical products and services, in a transaction valued at approximately $8.0 million in consideration for 3.3 million shares of our common stock. The Company is now the single largest shareholder and controls two of the seven board seats. The Company is accounting for this investment under the equity method of accounting. The excess of the purchase price over the net book value acquired was approximately $6.8 million and is being amortized on a straight-line basis over five years.

8. Redeemable Preferred Stock

Preferred Shares -- Series C

     The Preferred Stock. On October 26, 2000, the Company issued 26,000 shares of Series C convertible preferred stock to a select group of institutional investors in a private placement. The stated value of the preferred stock is $1,000 per share, or an aggregate of $26.0 million, and the purchase price of the preferred stock and the related warrants was an aggregate of $20.0 million. The preferred stock is convertible into shares of the Company's common stock initially at a rate of $7.56 in stated value per share, which was reduced to $5.672 in stated value per share 91 days after issuance of the preferred stock. The holders of the preferred stock are entitled to receive annual dividends of 4% of the stated value (or 5.2% of the purchase price) payable in either cash or additional shares of preferred stock.

     At the earlier of 90 days after the issuance of the preferred stock or upon the effective date of the Company's registration statement relating to the common stock issuable on the conversion of the initial series of preferred stock, which was effective April 24, 2001, the holders also have the option to convert the stated value of the preferred stock to common stock at an alternative conversion rate which is the average closing price for the ten trading days preceding the date of the notice of conversion multiplied by:

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

     Face Value of Preferred Stock                    $ 26,000
     Discount on Preferred Stock                        (6,000)
     Relative Fair Value of Warrants                      (627)
     Relative Fair Value of Option                      (5,180)
                                                      --------
     Relative Fair Value of Preferred Shares          $ 14,193
                                                      ========

     During the quarter ended March 31, 2001, certain alternative conversion rates became available. The beneficial conversion feature ("BCF") was recomputed using the available alternative conversion rates and increased by $2.5 million. The BCF was computed using the excess of the fair market value of the Company's common stock above the accounting value per share of common stock on the date of issuance as follows:

     The face value of the preferred shares divided by the most beneficial conversion price available during the quarter ($1.54) results in the number of common shares that could be purchased on March 31, 2001. The fair value assigned to the preferred shares divided by the number of common shares that could be purchased on March 31, 2001 results in the accounting value per share ($1.23). The accounting value per share is less than the fair market value of the Company's common stock on March 31, 2001 by $0.31 resulting in a BCF.

     The BCF was recorded as a reduction in the value assigned to the preferred stock and an increase in additional paid-in capital. The Company recorded the accretion of the BCF over the period from the date of issuance to the earliest beneficial conversion date available through equity, reducing the income available to common stockholders and earnings per share. The BCF will be recomputed as additional alternate conversion rates become available.

     If certain triggering events occur in respect of the preferred stock, the holders may require the Company to redeem the preferred stock at a price per share equal to 130% of the stated value (or an aggregate of $32.7 million at March 31, 2001) plus accrued dividends, as long as such redemption is not prohibited under the Company's credit agreement. In addition, under certain circumstances during the occurrence of a triggering event, the conversion price per share of the preferred stock would be reduced to 50% of the lowest closing price of the Company's common stock during such period. In addition, the holders of the Series C preferred stock may require the Company to delist its common stock from the

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

Nasdaq National Market and pay to each holder of the Series C preferred stock an amount in cash per share equal to 2% of the liquidation value of the Series C preferred Stock, such payments not to exceed $6.0 million in the aggregate. The triggering events include (i) failure to maintain the effectiveness of the registration statement, which was declared effective on April 24, 2001, relating to the common stock issuable on conversion of the preferred stock, (ii) suspensions in trading of or failure to list the common stock issuable on conversion of the preferred stock, (iii) failure to obtain shareholder approval at least by June 30, 2001 for the issuance of the common stock upon the conversion of the preferred stock and upon the exercise of the warrants, and
(iv) certain defaults in payment of or acceleration of the Company's payment obligations under the IBM Agreement.

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

     Option to Acquire Additional Preferred Stock. The investors may purchase up to an additional $26.0 million in stated value of Series C convertible preferred stock and warrants with an initial conversion price of $5.00 per share, for an aggregate purchase price of $20.0 million, at any time through February 18,
2002. The additional preferred stock will have the same preferences, qualifications and rights as the initial preferred stock.

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

9. Discontinued Operations

     On March 1, 2001, the Company's board of directors approved a plan to offer for sale its Intellesale business segment and all of its other "non-core businesses". Accordingly, the operating results of these entities have been reclassified and reported as discontinued operations for all periods presented. The Company expects to dispose of these businesses by March 1, 2002. Cash proceeds will be used to reduce outstanding debt.

     The following discloses the results of Intellesale and all other non-core businesses comprising discontinued operations for the period from January 1, 2001 through March 1, 2001 and the three months ended March 31, 2000:

                                                                        January 1          Three Months Ended
                                                                     through March 1            March 31,
                                                               -------------------------------------------
                                                                               (In thousands)
                                                                           2001                   2000
                                                                           ----                   ----
Product revenue                                                         $ 13,039                 $ 59,438
Service revenue                                                              846                    2,915
                                                                -----------------------------------------
Total revenue                                                             13,885                   62,353
Cost of products sold                                                     10,499                   50,906
Cost of services sold                                                        259                      963
                                                                -----------------------------------------
Total cost of products and services sold                                  10,758                   51,869
                                                                -----------------------------------------
Gross profit                                                               3,127                   10,484
Selling, general and administrative expenses                               2,534                    7,384
Depreciation and amortization                                                264                    1,030
Interest, net                                                                 29                       51
Provision for income taxes                                                    34                      334
Minority interest                                                             53                     (323)
                                                                -----------------------------------------
Income from discontinued operations                                     $    213                 $  2,008
                                                                =========================================

     The above results do not include any allocated or common overhead expenses. Included in Interest, net above are interest charges based on the debt of these businesses that the Company believes will be assumed by a purchaser when the business is sold.

     Assets and liabilities of discontinued operations are as follows at March 31, 2001 and December 31, 2000.

                                                                       March 31, 2001    December 31, 2000
                                                                   ----------------------------------------
                                                                               (In thousands)
Current Assets
     Cash and cash equivalents                                          $   983               $    --
     Accounts receivable and unbilled receivables, net                    9,988                10,290
     Inventories                                                         18,622                17,950
     Prepaid expenses and other current assets                              238                   336
                                                                        -----------------------------
Total Current Assets                                                     29,831                28,576

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                       March 31, 2001    December 31, 2000
                                                                   ----------------------------------------
                                                                               (In thousands)

Property and equipment, net                                               6,099                 6,536
Other assets                                                              1,939                 1,212
                                                                        -----------------------------
                                                                        $37,869               $36,324
                                                                        =============================

Current Liabilities

     Notes payable                                                      $   130               $     4
     Current maturities of long-term debt                                   495                   519
     Accounts payable                                                    12,275                10,691
     Accrued expenses                                                     8,816                10,908
                                                                        -----------------------------
Total Current Liabilities                                                21,716                22,122

Long-term debt                                                            4,956                 5,224
Minority interest                                                           647                   902
                                                                        -----------------------------
                                                                         27,319                28,248
                                                                        =============================
Net Assets of Discontinued Operations                                   $10,550               $ 8,076
                                                                        =============================

                         APPLIED DIGITAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

     The Company recorded a provision for operating losses and carrying costs during the phase-out period including operating and other disposal costs to be incurred in selling the businesses. Carrying costs primarily include the cancellation of facility leases and employment contract buyouts. The following table sets forth the roll forward of the liabilities for operating losses and carrying costs from January 1, 2001 through March 31, 2001. The deductions represent activity from March 1, 2001, the measurement date, to March 31, 2001:


                                Balance,                                              Balance
Type of Cost             January 1, 2001          Additions           Deductions      March 31, 2001
----------------------- ----------------- ------------------ ----------------------- ---------------
Operating losses              $1,619                  $--               $  153               $1,466
Carrying Costs                 6,954                   --                  521                6,433
                         --------------------------------------------------------------------------
Total                         $8,573                  $--               $  674               $7,899
                         ==========================================================================

10. Subsequent Events

     Effective May 10, 2001, the Company sold its wholly-owned subsidiary Innovative Vacuum Solutions, Inc. ("IVS"). IVS's operations are included in discontinued operations and the sale was part of the Company's plan of disposal of its discontinued companies. Proceeds on the sale approximated the expected proceeds recorded as of December 31, 2000.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our 2000 Annual Report on Form 10-K/A.

     Applied Digital Solutions, Inc. is an information management technology company. We provide solutions to allow our customers' existing software and hardware to integrate with our proprietary software. We call the solutions we provide our "I3 Services Platform," with the I3 standing for "intelligent, integrated information." We deliver our solutions through three core business segments, Applications, Services and Advanced Wireless, which work together to achieve heightened efficiencies for us and better offerings for our customers.

     Prior to January 2, 2001, our business was organized into four technology groups or industry segments: Networking, Internet, Applications, and Telephony. Combined, these groups formed the basis of the CTII strategy that was the predecessor to our I3 Services Platform. With the arrival of our new President and Chief Operating Officer, Mercedes Walton, our strategy has evolved to more adequately promote our product and service offerings in the marketplace and to more fully integrate our business units. In January 2001, we introduced the I3 Services Platform. Prior period segment information has been restated to reflect our current business segments.

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

     We operate in three geographic areas: the United States, which comprises the majority of our operations, Canada and the United Kingdom. Our Canadian operation is comprised of a non-core automotive manufacturing and engineering company, which is included in discontinued operations. Our United Kingdom ("UK") operations are comprised of companies in our Applications and Advanced Wireless segments. With the exception of one company in our Applications segment, which was acquired in December 2000, and the non-core manufacturing and engineering company in Canada, the majority of our revenues and expenses in each geographic area, both from continuing and discontinued operations, were generated in the same currencies.

     Approximately 60% of the revenues and expenses from our UK Applications company were generated in Canadian dollars for the three months ended March 31, 2001. Approximately 40% and 45% of the Canadian manufacturing and engineering company's revenues were generated in U.S. dollars for the three months ended March 31, 2001 and 2000, respectively, while approximately 95% of its expenses were incurred in Canadian dollars during the same periods. We did not incur any significant foreign currency gains or losses during the three-month periods ended March 31, 2001 and 2000.

     Our objective is to continue to grow each of our three core operating segments internally and through acquisitions, both domestically and abroad. The majority of our current operations are the result of acquisitions completed during the last five years. Our financial results and cash flows are substantially dependent on not only our ability to sustain and grow existing businesses, but to continue to grow through acquisition. We expect to continue to pursue our acquisition strategy in 2001 and future years, but there can be no assurance that management will be able to continue to find, acquire, finance and integrate high quality companies at attractive prices.

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

     In the second quarter of 2000, Intellesale recorded a pre-tax charge of $17.0 million. Included in this charge was an inventory reserve of $8.5 million for products Intellesale expected to sell below cost (included in cost of goods and services sold), $5.5 million related to specific accounts and other receivables, and $3.0 million related to fees and expenses incurred in connection with Intellesale's cancelled public offering and certain other intangible assets. This charge reflects the segment's decreasing revenue trend, lower quarterly gross profits and the expansion of Intellesale's infrastructure into a major warehouse facility. In addition, a more competitive business environment resulting from an overall slowdown in Intellesale's business segment, and management's attention to certain operational and legal issues, contributed to the negative results.

     Intellesale has refocused its business model away from the Internet segment and is now concentrating on its traditional business of technology asset management and brokerage services, and selling refurbished and new desktop and notebook computers, monitors and related components as a wholesale, business to business supplier. As a result, in the fourth quarter of 2000, we wrote down certain inventory to realizable market value resulting in an additional charge of $5.5 million in order to quickly and effectively liquidate inventory purchased for distribution through retail channels. We believe that this realignment, together with the cost saving initiatives discussed below, will make Intellesale an attractive acquisition candidate for a strategic or financial buyer.

     Since December 31, 2000, as a result of the realignment and reorganization of Intellesale's business, we have reduced the total number of employees from 197 employees to 125 employees as of March 31, 2001, some of whom may be rehired as circumstances warrant, resulting in annual savings of approximately $3.0 million. In addition, in January 2001, we terminated or renegotiated the employment agreements of several senior executives, resulting in annual savings of approximately $785,000. As a result of withdrawing from the retail and "B to C" (business to commerce) e-commerce market, we have budgeted significant savings in sales, sales support, advertising, warranty, and customer support costs. We anticipate the annualized non-personnel savings associated with our withdrawal from this market to be approximately $2.2 million.

     Private Placement of Series C Preferred Stock and Related Warrants

     On October 26, 2000, we issued $26 million in stated value of our Series C preferred stock, with an initial conversion price of $7.56 per share, to a select group of institutional investors in a private placement, as more fully discussed in Note 8 to the unaudited financial statements included in Part I,
Item 1. of this 10-Q. The aggregate purchase price for the Series C preferred stock and the related warrants was $20 million. The holders of the Series C preferred stock also received warrants to purchase up to an additional 800,000 shares of our common stock over the next five years. The exercise price of the warrants issued in connection with the Series C preferred stock is $4.73 per share, subject to adjustment.

     The investors may purchase up to an additional $26.0 million in stated value of Series C convertible preferred stock and warrants with an initial conversion price of $5.00 per share, for an aggregate purchase price of $20.0 million, at any time through February 18, 2002. The additional preferred stock will have the same preferences, qualifications and rights as the initial preferred stock.

     For a more complete description of the terms and conditions of the Series C preferred stock, see Note 8 to the unaudited consolidated financial statements included in this report.

     Other Transactions

     In October, 2000, we entered into transactions with MCY.com, Inc. (OTC-BB:MCYC) under which we agreed to sell to MCY a non-exclusive perpetual worldwide license to use our recently-acquired Net-Vu product, an Internet-based Automatic Contact Distributor, for $9 million in a stock subscription plus 615,000 shares of MCY; and MCY would grant to us an exclusive perpetual license to MCY's digital encryption and distribution systems, including its NETrax(TM) software, for use in various non-entertainment business-to-business applications, in consideration for 11.8 million shares of our common stock. All consideration was placed in escrow pending resolution of certain contingencies which were satisfied or waived on March 30, 2001 at which time the escrow was terminated and the transactions closed. This transaction did not result in any revenue recognition. The technology and software acquired from MCY has been integrated into the Digital Angel business division's products. As noted in the risk factor section of this 10-Q, Digital Angel's products and services are not yet being sold to customers and are still undergoing additional development. The transaction was accounted for at the fair value of the consideration paid to MCY and the technology and software acquired from MCY was capitalized as internal use software. We will amortize the acquired technology and software over five years, beginning in the second quarter of 2001. However, since our Digital Angel products and services are not yet being sold and require additional developments, we may be required to write the carrying value of the acquired technology and software down to fair value, in accordance with the provisions of SOP 98-1 and SFAS 121, which could be zero.

     On October 27, 2000, we acquired approximately 16% of the capital stock of ATEC Group, Inc. (AMEX:TEC), in consideration for shares of our common stock valued at approximately $7.2 million. Based in Commack, New York, ATEC is a system integrator and provider of a full line of information technology products and services. We determined that we would account for our investment in the ATEC Group, Inc. using the equity method of accounting. Subsequent to December 31, 2000, we decided to dispose of this asset in conjunction with our decision to sell and discontinue entirely the operations of Intellesale. On March 1, 2001, we rescinded the stock purchase transaction in accordance with the rescission provision in the common stock purchase agreement in consideration for a break-up fee of $1.0 million, which we paid by issuing 0.4 million shares of our common stock. As of December 31, 2000, the market value of ATEC's shares had declined substantially from the market value on October 27, 2000 when we acquired our investment. We concluded that the decline in our investment in the ATEC Group was "other than temporary" and, as of December 31, 2000, we recognized a loss of impairment in value of approximately $3.6 million. The rescission in March 2001, was recorded in the first quarter of 2001 as a increase in treasury stock and a write-down of the investment in the amount of $4.6 million, the remaining investment value after the impairment recognized.

     On February 27, 2001 we acquired 16.6% of the capital stock of Medical Advisory Systems, Inc. (AMEX: DOC), a provider of medical assistance and technical products and services, in a transaction valued at approximately $8 million in consideration for 3.3 million shares of our common stock. We are now the single largest shareholder and control 2 of the 7 board seats. We are accounting for this acquisition under the equity method of accounting. The excess of the purchase price over the net book value acquired was approximately $6.8 million and is being amortized on a straight-line basis over five years.

     Effective May 10, 2001, we sold our wholly-owned subsidiary Innovative Vacuum Solutions, Inc. ("IVS"). IVS's operations are included in discontinued operations and the sale was part of our plan of disposal of our discontinued companies. Proceeds on the sale approximated the expected proceeds at December 31, 2000, when the assets of IVS were impaired.

     OUR BUSINESS

     Our primary businesses are organized into three business segments:

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

     Our Services segment is comprised of the following business groups:

     Telephony -- Our Telephony group implements telecommunications and Computer Telephony Integration (CTI) solutions for e-business. We integrate a wide range of voice and data solutions from communications systems that transmit over the traditional telephone network and over the Internet. We provide complete design, project management, cable/fiber infrastructure, installation and on-going support for our customers.

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

     The Digital Angel business division develops and markets advanced technology to gather location data and local sensory data and to communicate that data to a ground station. As of March 31, 2001, products were in the development stage and none had been sold. See Risk Factors "Digital Angel may not be able to develop products from its technology." The Digital Angel technology is actually the novel combination of three technologies: wireless communication (e.g. cellular), sensors (including bio-sensors) and position location technology (including GPS and other systems). We plan to introduce this technology into a variety of products to suit different applications ranging from medical monitoring to asset management.

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

     o    a storage of critical data,

     o    a secure authentication to data,

     o    an improved customer contact, and

     o    an application-specific logic for certain markets.

     RESULTS OF CONTINUING OPERATIONS

     The following table summarizes our results of operations as a percentage of net operating revenue for the three month periods ended March 31, 2001 and 2000 and is derived from the unaudited consolidated statements of operations in Part I, Item 1 of this report.

                                                                                                Relationship to
                                                                                                    Revenue
                                                                                          ----------------------------
                                                                                          Three Months Ended March 31,
                                                                                          ----------------------------
                                                                                                2001            2000
                                                                                                ----            ----
                                                                                                  %               %
                                                                                                  -               -
Product revenue                                                                                 72.5             69.7
Service revenue                                                                                 27.5             30.3
                                                                                          ----------------------------
Total revenue                                                                                  100.0            100.0
Cost of goods sold                                                                              69.3             60.6
Cost of services sold                                                                           47.7             48.8
                                                                                          ----------------------------
Total cost of goods and services sold                                                           63.4             57.0
                                                                                          ----------------------------
Gross profit                                                                                    36.6             43.0
Selling, general and administrative expenses                                                   (40.2)           (52.7)
Depreciation and amortization                                                                  (14.2)            (4.6)
Interest income                                                                                  1.0              0.8
Interest expense                                                                                (3.9)            (4.7)
                                                                                          ----------------------------
Loss from continuing operations before benefit for income taxes and minority                   (20.7)           (18.2)
    interest
Benefit for income taxes                                                                        (3.3)            (4.1)
                                                                                          ----------------------------
Loss from continuing operations before minority interest                                       (24.0)           (14.1)
Minority interest                                                                               (0.2)            (0.2)
Equity in net loss of affiliate                                                                  0.2               --
                                                                                          ----------------------------
Loss from continuing operations                                                                (24.0)           (13.9)
Income from discontinued operations, net of income taxes                                         0.4              8.8
                                                                                          ----------------------------
Net loss                                                                                       (23.6)            (5.1)
Preferred stock dividends                                                                        0.5               --
Accretion of beneficial conversion feature of redeemable preferred stock --
    series C                                                                                     5.2               --
                                                                                          ----------------------------
Net loss available to common shareholders                                                      (29.3)            (5.1)
                                                                                          ============================

     Revenue

     Revenue from continuing operations for the first quarter of 2001 was $47.4 million, an increase of $22.6 million, or 99.1%, from $22.8 million in the first quarter of 2000. The growth is attributable to the acquisitions made in the last nine months of 2000.

     Revenue for each of the continuing operating segments was:

                                                         Three Months Ended March 31,
                                                               (In thousands)
                           -----------------------------------------------------------------------------------------
                                              2001                                          2000
                                              ----                                          ----
                           -----------------------------------------------------------------------------------------
                              Product        Service       Total           Product         Service         Total
                              -------        -------       -----           -------         -------         -----
Applications
                            $ 4,605         $ 6,465         $11,070         $ 3,498         $ 3,538         $ 7,036
Services -
   Telephony                  8,947           3,438          12,385           3,343           1,155           4,498
   Networks                  11,108           1,576          12,684           5,124           2,121           7,245
                           -------------------------------------------- --------------------------------------------
Total Services               20,055           5,014          25,069           8,467           3,276          11,743
Advanced Wireless             9,723           1,490          11,213           3,923              --           3,923
Corporate                        --              57              57              --              99              99
                           --------------------------------------------- -------------------------------------------
Total
                            $34,383         $13,026         $47,409         $15,888         $ 6,913         $22,801
                           ============================================== ==========================================


     Changes during the quarter were:

     Revenue from our Applications segment increased $4.0 million. Product revenue increased by $1.1 million, or 31.6%, and service revenue increased by $2.9 million, or 82.7%. $3.6 million of the increase in service revenue was the result of several acquisitions during 2000, partially offset by a reduction in service revenue from existing businesses of $0.7 million. We utilized the services of our Applications segment to implement an enterprise based financial reporting system, reducing the amount of billable revenue that the segment could otherwise have generated if services were performed for third parties.

     Our Services  segment is divided into two business  groups - Telephony  and
Networks:

     Our Telephony group's revenue increased $7.9 million, or 175.3%, in the first quarter of 2001 compared to the first quarter of 2000 due primarily to the acquisition of Computer Equity Corporation in the second quarter of 2000.

     Our Networks group's revenue increased $5.4 million, or 75.1%, in the first quarter of 2001. Companies acquired in 2000 contributed approximately $5.6 million, or 103.7%, of the increase, while revenue from existing business decreased by $0.2 million.

     Revenue from our Advanced Wireless segment increased $7.3 million, or 185.9%, in the first quarter of 2001. Companies acquired in 2000 contributed $8.5 million, or 116.0% of this increase, while the existing business unit's revenue declined $1.2 million, resulting from cut backs of military spending in the United Kingdom.

     Gross Profit and Gross Profit Margin

     Gross profit from continuing operations for the quarter ended March 31, 2001 was $17.4 million, an increase of $7.6 million, or 77.6%, from $9.8 million in 2000. As a percentage of revenue, our gross profit margin was 36.6% and 43.0% for the three months ended March 31, 2001 and 2000, respectively.

     Gross profit from continuing operations for each operating segment was:

                                                            Three Months Ended March 31,
                                                                 (In thousands)
                                         --------------------------------------------------------------
                                                         2001                         2000
                                                         ----                         ----
                                         --------------------------------------------------------------
                                            Product   Service     Total    Product   Service     Total
                                            -------   -------     -----    -------   -------     -----
Applications
                                             $2,927    $3,411    $6,338     $1,991    $1,756    $3,747
Services -
   Telephony                                  1,781     1,689     3,470      1,640       327     1,967
   Networks                                   1,912       869     2,781        939     1,356     2,295
                                         -------------------------------- -----------------------------
Total Services                                3,693     2,558     6,251      2,579     1,683     4,262
Advanced Wireless                             3,919       783     4,702      1,691        --     1,691
Corporate                                        --        57        57         --        99        99
                                         --------------------------------- ----------------------------
Total                                        10,539    $6,809   $17,348     $6,261    $3,518    $9,799
                                         ================================= ============================

     Gross profit margin from continuing operations for each operating segment was:

                                                                 Three Months Ended March 31,
                                         --------------------------------------------------------------
                                                         2001                          2000
                                                         ----                          ----
                                         --------------------------------------------------------------
                                            Product   Service     Total    Product   Service     Total
                                            -------   -------     -----    -------   -------     -----
                                                  %         %         %          %         %       %
                                            -------   -------     -----    -------   -------     -----
Applications                                   63.6      52.8      57.3       56.9      49.6      53.3
Services -
   Telephony                                   19.9      49.1      28.0       49.1      28.3      43.7
   Networks                                    17.2      55.1      21.9       18.3      63.9      31.7
                                         --------------------------------- ----------------------------
Total Services                                 18.4      51.0      24.9       30.5      51.4      36.3
Advanced Wireless                              40.3      52.6      41.9       43.1        --      43.1
Corporate                                        --     100.0     100.0         --     100.0     100.0
                                         --------------------------------- ----------------------------
Total                                          30.7      52.3      36.6       39.4      50.9      43.0
                                         ================================= ============================

     Changes during the quarter were:

     Gross profit from our Applications segment increased $2.6 million in the first quarter of 2001 and margins increased to 57.3% from 53.3% in the first quarter of 2000. Companies acquired in 2000 contributed $3.4 million of the increase, offset by reductions in margins from our existing businesses. We utilized the services of our Applications segment to implement an enterprise based financial reporting system, reducing the amount of billable revenue that the segment could otherwise have generated if services were performed for third parties.

     Our Services  segment is divided into two business  groups - Telephony  and
Networks:

     Our Telephony group's gross profit increased $1.5 million, or 76.4%, in the first quarter of 2001. Of the increase, $1.7 million, or 113.3%, was generated from companies acquired in 2000 offset by a reduction in gross margin from existing business of $0.2 million.

     Our Network group's gross profit increased $0.5 million, or 21.2%, during the first quarter of 2001 contributed by companies acquired in 2000. Gross margin percentage declined to 21.9% in the first quarter of 2001 from 31.7% in 2000. The poor performance of the economy, and the technology sector in particular, in the first quarter of 2001 resulted in lower capital spending and increased incentives, which contributed to the decline in gross margin percentage.

     Gross profit from our Advanced Wireless segment increased by $3.0 million, or 178.1%, during the first quarter of 2001. Companies acquired in 2000 contributed $3.4 million, while gross margin from existing business declined $0.4 million as a result of lower revenue from this source. The gross margin percentage declined slightly to 41.9% in the first quarter of 2001 from 43.1% in the first quarter of 2000.

The decline in gross profit of existing businesses was primarily due to the loss of business at our United Kingdom location resulting from the cancellation of military orders.

     Selling, General and Administrative Expense

     Selling, general and administrative expenses from continuing operations were $19.1 million in the first quarter of 2001, an increase of $7.1 million, or 59.2%, over the $12.0 million reported in the first quarter of 2000. As a percentage of total revenue, selling, general and administrative expenses from continuing operations decreased to 40.2% in the first quarter 2001, from 52.7% in the first quarter of 2000.

     Selling, general and administrative expense increased primarily due to acquisitions during the last nine months of 2000. Starting towards the end of the fourth quarter of 2000, and commencing January 1, 2001, we mandated strict and severe cost cutting measures throughout the organization. At the segment level, these measures included a complete review and reduction of selling, general and administrative expenses by at least 10%. At the corporate level, we have eliminated the levels of 2000 expenditures for bonuses, annual corporate meetings, and professional fees and due diligence expenses both of which were significant in 2000 as a result of litigation and aborted acquisitions. We have also reviewed compensation and benefits, automobile, travel and entertainment expenses, professional fees, office expenses, insurance, facility and communications costs, and corporate marketing and branding costs and expect savings of between $2.0 and $4.0 million in 2001. These cost cutting measures have contributed to the reduction in selling, general and administrative expenses as a percentage of revenue noted below.

     Selling, general and administrative expense for each of the operating segments was:

                                           Three Months Ended March 31,
                                                  (In thousands)
                                     ----------------------------------
                                             2001                 2000
                                             ----                 ----
Applications                              $ 5,260               $ 3,312
Services -
    Telephony                               3,022                 2,211
    Networks                                2,901                 1,998
                                     ----------------------------------
    Total Services                          5,923                 4,209
Advanced Wireless                           3,794                 1,647
Corporate                                   4,081                 2,843
                                     ----------------------------------
Total                                     $19,058               $12,011
                                     ==================================

     Selling, general and administrative expense as a percentage of revenue for each of the operating segments was:

                                         Three Months Ended March 31,
                                           2001                 2000
                                     --------------------------------
                                             %                    %
                                            ---                  ---
Applications                                47.5                 47.1
Services -
    Telephony                               24.4                 49.2
    Networks                                22.9                 27.6
                                     --------------------------------
    Total Services                          23.6                 35.8
Advanced Wireless                           33.8                 42.0
Corporate (1)                                9.9                 12.5
                                     --------------------------------
Total                                       41.5                 52.7
                                     ================================

(1) Corporate's percentage has been calculated as a percentage of total revenue.


     Changes during the quarter were:

     Our Applications segment's selling, general and administrative expenses increased $2.0 million, or 60.6%, to $5.3 million in the first quarter of 2001 from $3.3 million in the first quarter of 2000. Companies acquired in 2000 contributed $2.2 million of this increase.

     Services --

     Our Telephony group's selling, general and administrative expenses increased by $0.8 million, or 36.4%, to $3.0 million from $2.2 million in the first quarter of 2000. This increase was due to an acquisition made in the second quarter of 2000.

     Our Network group's selling, general and administrative expenses increased $0.9 million, or 45.0%, to $2.9 million in the first quarter of 2001, from $2.0 million in the first quarter of 2000. Acquisitions during 2000 contributed $1.1 million of the increase offset by a reduction of $0.2 million due to cost savings from the consolidation of two of our existing companies within this group.

     Selling, general and administrative expenses from our Advanced Wireless segment increased $2.2 million, or 137.5%, to $3.8 million in the first quarter of 2001 from $1.6 million in the first quarter of 2000. Acquisitions completed throughout the last nine months of 2000 contributed $2.5 million, offset by a reduction of $0.3 million due to the cost saving initiatives of existing businesses.

     Corporate selling, general and administrative expenses increased $1.3 million, or 46.4%, to $4.1 million in the first quarter of 2001 from the $2.8 million reported in the first quarter of 2000. Contributing to the increase were increases in corporate staff to support the acquisitions in the last nine months of 2000 and higher professional fees.

     Depreciation and Amortization

     Depreciation and amortization expense from continuing operations for the first quarter of 2001 was $6.7 million, an increase of $5.6 million, or 509.1%, from $1.1 million in the first quarter of 2000. As a percentage of revenue, depreciation and amortization expense increased to 14.2% in the first quarter of 2001 from 4.6% in the first quarter of 2000. The increase is due primarily to significantly higher goodwill amortization resulting from acquisitions and the change in useful lives, as well as increased depreciation expense in 2001 resulting from increased capital expenditures.

     In conjunction with our review for impairment of goodwill and other intangible assets in the fourth quarter of 2000, we reviewed the useful lives assigned to acquisitions and, effective October 1, 2001, changed the lives to periods ranging from 5 to 10 years, down from periods ranging from 10 to 20 years to reflect current economic trends associated with the nature of recent acquisitions made. The impact in the first quarter of 2001 of this change was an increase in the amortization of $2.8 million.

      Depreciation and amortization expense for each of the operating segments was:

                                                Three Months Ended March 31,
                                                        (In thousands)
                                              --------------------------------
                                                   2001                 2000
                                                   ----                 ----
Applications                                     $  363                $  188
Services --
    Telephony                                       109                    94
    Networks                                        179                    38
                                              --------------------------------
    Total Services                                  288                   132
Advanced Wireless                                   313                   122
Corporate (1)                                     5,775                   618
                                              --------------------------------
Total                                            $6,739                $1,060
                                              ================================

(1) Includes consolidation adjustments for goodwill amortization of $5.2 million and $0.3 million in 2001 and 2000, respectively.


     The changes during the quarters reflect, in all segments, increased depreciation from increased capital expenditures during the last nine months of 2000 and in the first quarter of 2001.

     Corporate's depreciation and amortization increased by $5.2 million, or 834.5%, to $5.8 million in the first quarter of 2001 from $0.6 million in the first quarter of 2000. The increase reflects additional goodwill amortization on additional goodwill of approximately $133.5 million associated with companies acquired throughout the last nine months of 2000 as well as a reduction in the lives assigned to goodwill from 10 to 20 years to 5 and 10 years beginning in the fourth quarter of 2000.

     On an annual basis, we expect goodwill amortization associated with our existing businesses to be approximately $24 million.

     Interest Income and Expense

     Interest income was $0.5 million and $0.2 million, for the first quarter of 2001 and 2000, respectively. Interest income is earned primarily from short-term investments and notes receivable.

     Interest expense was $1.8 million and $1.1 million for the first quarters of 2001 and 2000, respectively. Interest expense is a function of the level of outstanding debt and is principally associated with revolving credit lines, notes payable and term loans.

     Income Taxes

     We had effective income tax rate of 15.8% in the first quarter of 2001 and an effective benefit rate of 22.5% in the first quarter of 2000. Differences in the effective income tax rate from the statutory federal income tax rate arise primarily from non-deductible goodwill amortization associated with acquisitions and state taxes net of federal benefits. In addition, the rate for the first quarter of 2001 is impacted by our projection of taxable income with a book loss from continuing operations for the year ended December 31, 2001.

RESULTS OF DISCONTINUED OPERATIONS
     The following discloses the results of Intellesale and all other non-core businesses comprising discontinued operations for the period January 1, to March 1, 2001 and the three months ended March 31, 2000:

Discontinued Intellesale business:                                    January 1 through      Three Months Ended
                                                                          March 1,               March 31,
                                                                   ----------------------------------------------
                                                                                      (In thousands)
                                                                               2001                    2000
                                                                               ----                    ----
Product revenue                                                              $  7,965                $ 46,084
Service revenue                                                                   370                   2,253
                                                                    -----------------------------------------
Total revenue                                                                   8,335                  48,337
Cost of products sold                                                           6,974                  40,669
Cost of services sold                                                              --                     631
                                                                    -----------------------------------------
Total cost of products and services sold                                        6,974                  41,300
                                                                    -----------------------------------------
Gross profit                                                                    1,361                   7,037
Selling, general and administrative expenses                                    1,602                   5,432
Depreciation and amortization                                                     121                     626
Interest, net                                                                      --                      --
(Benefit) provision for income taxes                                             (151)                     28
Minority interest                                                                 (11)                   (370)
                                                                    -----------------------------------------
(Loss) income from discontinued Intellesale businesses                       $   (200)               $  1,321
                                                                    =========================================

Discontinued non-core businesses:                                    January 1 through      Three Months Ended
                                                                          March 1,               March 31,
                                                                   ----------------------------------------------
                                                                                      (In thousands)
                                                                                2001                    2000
                                                                                ----                    ----
Product revenue                                                              $  5,074                $ 13,354
Service revenue                                                                   476                     662
                                                                    -----------------------------------------
Total revenue                                                                   5,550                  14,016
Cost of products sold                                                           3,525                  10,237
Cost of services sold                                                             259                     332
                                                                    -----------------------------------------
Total cost of products and services sold                                        3,784                  10,569
                                                                    -----------------------------------------
Gross profit                                                                    1,766                   3,447
Selling, general and administrative expenses                                      932                   1,952
Depreciation and amortization                                                     143                     404
Interest, net                                                                      29                      51
Provision for income taxes                                                        185                     306
Minority interest                                                                  64                      47
                                                                    -----------------------------------------
Income from discontinued non-core businesses                                 $    413                $    687
                                                                    =========================================



  Total discontinued operations                                       January 1 through     Three Months Ended
                                                                          March 1,              March 31,
                                                                   --------------------------------------------
                                                                                     (In thousands)
                                                                               2001                  2000
                                                                               ----                  ----
Product revenue                                                              $ 13,039                $ 59,438
Service revenue                                                                   846                   2,915
                                                                    -----------------------------------------
Total revenue                                                                  13,885                  62,353


  Total discontinued operations                                       January 1 through     Three Months Ended
                                                                          March 1,              March 31,
                                                                   --------------------------------------------
                                                                                     (In thousands)
                                                                               2001                  2000
                                                                               ----                  ----

Cost of products sold                                                          10,499                  50,906
Cost of goods sold                                                                259                     963
                                                                    -----------------------------------------
Total of products and services sold                                            10,758                  51,869
                                                                    -----------------------------------------
Gross profit                                                                    3,127                  10,484
Selling, general and administrative expenses                                    2,534                   7,384
Depreciation and amortization                                                     264                   1,030
Interest, net                                                                      29                      51
Provision for income taxes                                                         34                     334
Minority interest                                                                  53                    (323)
                                                                    -----------------------------------------
Income from discontinued operations                                          $    213                $  2,008
                                                                    =========================================


     The above results do not include any allocated or common overhead expenses. Included in Interest, net, above are interest charges based on the debt of these businesses that we believe will be assumed by a purchaser when the business is sold.

     Intellesale has refocused its business model away from the Internet segment and is now concentrating on its traditional business of asset management and brokerage services and the sale of refurbished and new desktop and notebook computers, monitors and related components as a wholesale, business to business supplier. The transition resulted in significantly reduced revenues from its Bostek business unit in the first quarter of 2001 compared to substantial sales from this unit in the first quarter of 2000. Gross profit was significantly impacted by lower margin business in the first quarter of 2001.

     LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

     As of March 31, 2001, cash and cash equivalents totaled $6.4 million, a decrease of $1.6 million, or 20%, from $8.0 million at December 31, 2000. We utilize a cash management system to apply excess cash on hand against our revolving credit facility for which we had availability of $2.0 million at March 31, 2001, down from $17.0 million at December 31, 2000. The Second Amended and Restated Term and Revolving Credit Agreement with IBM Credit, as amended on March 30, 2001, reduced the total availability on the revolver from $67.3 at December 31, 2000 to $53.4 million at March 30, 2001.

     Cash used in operating activities totaled $0.2 million and $13.0 million in the first three months of 2001 and 2000, respectively. In the first three months of 2001, cash was used primarily to decrease accounts payable and accrued expenses, after adjusting for the net loss, the income from discontinued operations and for non-cash charges. Partially offsetting the uses of cash were increases in cash from the collection of accounts receivable, decreases in inventory and other current assets and cash provided by discontinued operations. In the three months of 2000, cash was used primarily to decrease accounts payable and accrued expenses and to increase inventories and other current assets, after adjusting for the net loss, the income from discontinued operations and for non-cash charges. Partially offsetting the uses of cash were increases in cash from the collection of accounts receivable and cash provided by discontinued operations.

     Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased by $2.5 million, or 5.7%, to $41.4 million at March 31, 2000 from $43.9 million at December 31, 2000. This decrease was primarily as a result of increased collection efforts during the first quarter of 2001.

     Inventory levels remained relatively constant at $12.2 million at March 31, 2001 compared to $12.3 million at December 31, 2000.

     Other current assets remained relatively constant at $5.9 million at March 31, 2001 compared to $6.0 million at December 31, 2000.

     Accounts payable decreased by $2.2 million, or 13.0%, to $14.7 million at March 31, 2001 from $16.9 million at December 31, 2000. This decrease was primarily attributable to a reduction of higher payables incurred in the fourth quarter of 2000 to support year-end sales.

     Accrued expenses decreased by $0.9 million, or 5.5%, to $15.5 million at March 31, 2001 from $16.4 million at December 31, 2000. The decrease is attributable to the payment during the first quarter of 2001 of various accrued expenses accrued in the fourth quarter of 2000.

     "Due to sellers of acquired subsidiary" represents the deferred purchase price due to the Bostek sellers, which upon satisfaction of contingencies discussed in Part II, Item 1. Legal Proceedings, will be forgiven and the extinguishment of the $9.5 million payable will be recorded as an extraordinary gain.

     Earnout and put accruals represent the accrued earnout and deferred purchase price payments earned at March 31, 2001 and December 31, 2000, respectively. The reduction of $14.4 million at March 31, 2001, represents amounts payable at December 31, 2000 subsequently settled by the issuance of shares of our common stock.

     Investing activities used cash of $1.9 million in the first quarter of 2001, and provided cash of $21.0 million in the first quarter of 2000. In the first quarter of 2001, $1.9 million was spent to acquire property and equipment, $0.5 million was used to increase other assets and $1.4 million was used by discontinued operations. Partially offsetting the uses was $1.9 million in collection of notes receivable. In the first quarter of 2000, $31.3 million was collected from the purchaser of TigerTel and $0.5 million was provided by discontinued operations, offset by cash of $6.6 million used to acquire businesses, $2.7 million used to acquire property and equipment, $1.0 million advanced against notes receivable and $0.6 million used to increase other assets.

     Cash of $0.5 million was provided by financing activities in the first quarter of 2001 while cash of $7.1 million was used by financing activities in the first quarter of 2000. In the first quarter of 2001, $1.1 million was repaid against long-term debt and $1.6 million was borrowed on notes payable. Uses of cash in the first quarter of 2000 included payments of $14.5 million and $2.3 million against notes payable and long-term debt, respectively. Partially offsetting the uses were borrowings of $4.6 million against long-term debt and $5.0 million in proceeds from the issuance of common shares.

     One of our stated objectives is to maximize cash flow, as management believes positive cash flow is an indication of financial strength. However, due to our significant growth rate, our investment needs have increased. Consequently, we may continue in the future to use cash from operations and may continue to finance this use of cash through financing activities such as the sale of preferred or common stock and/or bank borrowing, if available.

     Debt, Covenant Compliance and Liquidity

     On May 25, 1999, the Company entered into a Term and Revolving Credit Agreement with IBM Credit Corporation (the "IBM Agreement"). The IBM Agreement was amended and restated on October 17, 2000, and further amended on March 30, 2001, and currently provides for the following:

     (a)  a  revolving   credit  line  of  up  to  $53.4  million,   subject  to
          availability  under a borrowing  base formula,  designated as follows:
          (i) a USA revolving credit line of up to $49.5 million, and (ii) a Canadian revolving credit line of up to $3.9 million,

     (b)  a term loan A of up $25.0 million, and

     (c)  a term loan C of up to $2.7 million.

     The revolving credit line may be used for general working capital requirements, capital expenditures and certain other permitted purposes and is repayable in full on May 25, 2002. The USA revolving credit line bears interest at the 30-day LIBOR rate plus 3.25%; the Canadian revolving credit line bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 1.67%. As of March 31, 2001, the LIBOR rate was approximately 5.52% and approximately $48.1 million outstanding on the U.S. revolving credit line, which is included in long-term debt and approximately $3.3 million was outstanding on the Canadian revolving credit line, which is included in the net assets of discontinued operations. Credit availability is subject to 75% of eligible accounts receivable and 45% of eligible inventories.

     Term loan A bears interest at the 30-day LIBOR rate plus 4.00%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of March 31, 2001, approximately $21.8 million was outstanding on this loan.

     Term loan C, which was used by our discontinued Canadian subsidiary to pay off their bank debt, bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 1.67%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of March 31, 2001, the Toronto-Dominion's rate was approximately 7.25% and approximately $1.9 million was outstanding on this loan, which is included in the net assets of discontinued operations.

     The IBM Agreement, as amended on March 30, 2001, contains standard debt covenants relating to our financial position and performance, as well as restrictions on the declarations and payments of dividends and redemption of preferred stock. Those covenants and the covenant requirements are as follows:

                            Covenant                                             Covenant Requirement
                            --------                                             --------------------
                                                                       As of the following dates not less than:
                                                                       ----------------------------------------
(i)         Tangible Net Worth                                             03/31/01                ($57,000,000)
                                                                           06/30/01                ( 47,000,000)
                                                                           09/30/01                ( 35,000,000)
                                                                           12/31/01                ( 34,500,000)
                                                                           03/31/02                ( 20,000,000)

(ii)        Current Assets to Current Liabilities                          03/31/01                  1.45:1.0
                                                                           06/30/01                   0.6:1.0
                                                                           09/30/01                   0.8:1.0
                                                                           12/31/01                   0.8:1.0
                                                                           03/31/02                   1.0:1.0



(iii)       Minimum Cumulative EBITDA                                      03/31/01                ($ 4,700,000)
                                                                           06/30/01                   5,000,000
                                                                           09/30/01                   7,500,000
                                                                           12/31/01                  11,000,000
                                                                           03/31/02                  10,000,000


At March 31, 2001, we were in compliance with all debt covenants. On March 8, 2001 we notified IBM Credit that as of and for the quarter ended December 31, 2000 we were not in compliance with the covenants for Tangible Net Worth and Minimum EBITDA and that we had a collateral shortfall. IBM Credit agreed to waive such non-compliance and, on March 30, 2001, we, IBM Credit and others entered into a waiver and amendment to the credit agreement. In connection therewith we agreed to pay IBM Credit a $375,000 waiver fee, and we granted IBM Credit warrants to acquire 2.9 million shares of our common stock valued at $1.2 million and 1.2 million shares of Digital Angel Corporation's common stock.

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

     We currently expect to meet and be in compliance with the covenants in the IBM Agreement throughout the remainder of 2001. However, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, these may impact our ability to remain in compliance with the covenants. In the absence of a waiver or amendment to such financial covenants, such noncompliance would constitute an event of default under the IBM Agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts we owe them. In the event that such noncompliance appears likely, or occurs, we will seek to renegotiate the covenants and/or obtain waivers, as required. There can be no assurance however that we would be successful in negotiating such amendments or obtaining such waivers.

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

                 FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

Risk Factors

     You should carefully consider the risk factors listed below. These risk factors may cause our future earnings to be less or our financial condition to be less favorable than we expect. You should read this section together with the other information contained herein.

     Forward -Looking Statements and Associated Risk.

     This Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, and include statements relating to:

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

     We cannot be certain of future financial results.

     We incurred losses from continuing operations of $11.4 million and $3.2 million for the first quarters of 2001 and 2000, respectively. We incurred a loss of $33.9 million from continuing operations for the year ended December 31, 2000. We reported income from continuing operations before income taxes of $3.7 million for the year ended December 31, 1999 which included a loss from continuing operations of $16.3 million, offset by a gain of $20 million from the sale of our Canadian subsidiary, TigerTel, Inc. Our business plan depends on our attaining and maintaining profitability; however, we cannot predict whether or when we will be profitable. Our profitability depends on many factors, including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully coordinate the operations of our business units. If we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. In addition, if we fail to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may fall.

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

     As of March 31, 2001, there were 123.9 million shares of our common stock outstanding. Since January 1, 2001, we have issued an aggregate of 24.7 million shares of common stock, of which 23.5 million shares were issued in connection with acquisitions of businesses and assets. We have also repurchased 2.7 million shares of our common stock. We have effected, and will continue to effect, acquisitions or contract for services through the issuance of common stock or our other equity securities. In addition, we have agreed to "price protection" provisions in prior acquisition agreements which may result in additional shares of common stock being issued. Such issuances of additional securities may be dilutive to the value of our common stock and may have an adverse impact on the market price of our common stock.

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

     Assuming a market price per share of our common stock of $0.97 per share, our closing share price on May 9, 2001, and using the conversion rate most favorable to the Series C preferred stockholders, those holders would receive a total of 53,443,158 shares of our common stock on conversion of all Series C preferred stock and exercise of related warrants. The issuance of those shares would require us to obtain shareholder approval under Nasdaq Rule 4460. See "-- If we are required to delist our common stock, trading in our shares would decrease and the market price of our shares would decline." In addition, the holders of the Series C preferred stock purchased the shares for $20 million in the aggregate, which represents an effective purchase price of $0.59 a share, or an approximate 39.2% discount from the assumed $0.97 closing price. If we are required to issue those shares at such discount to the then current market price, it would be likely to adversely affect the market price of our common stock.

     If our preferred stockholders exercise their option to require us to issue more Series C preferred stock, our stock could be further diluted.

     The holders of the Series C preferred stock may require us to issue up to an additional $26 million in stated value of preferred stock, on terms similar to the Series C preferred stock we currently have outstanding, for an aggregate purchase price of $20 million, at any time within 10 months after the registration statement registering the shares underlying the first tranche of Series C preferred stock has been declared effective. The additional preferred stock would be accompanied by warrants to purchase up to an additional 0.8 million shares of our common stock. If the holders of the Series C preferred stock require us to issue the additional preferred stock and warrants, it could cause further dilution and adversely affect the market price of our common stock.

     We may be required to redeem the Series C preferred stock, which could harm our financial position.

     Upon the occurrence of events set forth in the certificate of designation relating to our Series C preferred stock , we may be required to redeem the Series C preferred stock at a redemption price equal to 130% of the stated value, or $32.7 million at March 31, 2001, plus accrued dividends. We may also be required to redeem the Series C preferred stock at a redemption price equal to 130% of the stated value, plus accrued dividends, upon a change of control or other major transactions. If we become obligated to effect such redemption, it could adversely affect our financial condition. However, the credit agreement with IBM Credit requires that we obtain IBM Credit's prior written consent to make such payments.

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

     Our ability to remain listed on the Nasdaq National Market also depends on our ability to satisfy applicable Nasdaq criteria including our ability to maintain at least $4 million in "net tangible assets" (defined as total assets minus total liabilities, goodwill and redeemable securities) and a minimum bid price of $1.00 per share. At March 31, 2001, our net tangible assets were above the $4 million threshold. Also, the market price for our common stock has recently been near the minimum bid price required by Nasdaq. If we are unable to continue to satisfy these criteria, Nasdaq may begin procedures to remove our common stock from the Nasdaq National Market.

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

     As of March 31, 2000, there were 123.9 million shares of our common stock outstanding. Since January 1, 2001 we have issued an aggregate of 24.7 million shares of our common stock, of which 23.4 million shares were issued in connection with acquisitions of businesses and assets. We have effected, and will continue to effect, acquisitions or contract for services through the issuance of common stock or our other equity securities. In addition, we have agreed to "price protection" provisions in prior acquisition agreements which may result in additional shares of common stock being issued. Such issuances of additional securities may be dilutive to the value of our common stock and may have an adverse impact on the market price of our common stock.

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

     We have rapidly and significantly expanded our operations through a program of acquisitions we consider complementary to our lines of business and expect to continue to do so. Since January 1, 1996, we have made 51 acquisitions, and, since January 1, 2000, we have made 10 acquisitions. This growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources and information systems. Failure to manage our growth effectively will harm our business, financial condition and operating results. Furthermore, we retain existing management personnel of the companies we acquire, under the overall supervision of our senior management. The successes of the operations of the businesses we acquire depend largely on the continued efforts of existing management. If we are unable to retain members of existing management of the businesses we have acquired, or may acquire in the future, our results of operations could suffer, and we may have significant difficulty in integrating those businesses with our current operations.

     We have entered into put and earnout agreements for companies that we have acquired, which could require us to pay additional cash or stock consideration to the sellers of these businesses.

     We have entered into earnout arrangements under which sellers of some of the businesses we acquired are entitled to additional consideration for their interests in the companies they sold to us. At March 31, 2001, under these agreements, assuming all earnout profits are achieved, we contingently liable for additional consideration of approximately $22.4 million in 2001, $20.7 million in 2002 and $2.0 million in 2004, of which all would be payable in the shares of our common stock.

     We has entered into a put option with the selling shareholders of a company in which the Company acquired less than a 100% interest. The option requires the us to purchase the remaining portion it does not own sometime after four years from the date of acquisition at an amount per share equal to 20% of the average annual earnings per share of the acquired company before income taxes for a two year period ending on the effective date of the put multiplied by a multiple of four. Based upon the provisions of the put agreement, at March 31, 2001, we is contingently liable for additional consideration of $0.9 million payable in shares of our common stock. Assuming an aggregate obligation of $0.9 million and using the closing price of our common stock on March 31, 2001, we would be required to issue approximately 0.5 million shares to the holders of the put options. In addition, the amount of this obligation would increase if the earnings of the acquired company increase.

     In January 2001, we entered into an agreement with the minority shareholders of Intellesale to terminate all put rights and employment agreements that they had with or in respect of Intellesale. In exchange, we issued to each minority shareholder an aggregate of 6,616,522 shares of our common stock.

     Goodwill amortization will reduce our earnings.

     As a result of the acquisitions we have completed through March 31, 2001, we have approximately $160.7 million of goodwill, none of which is deductible for tax purposes. We currently amortize the goodwill we have recorded over periods ranging from 5 to 10 years at the rate of approximately $24 million per year, which reduces our net income and earnings per share. Our business plan calls for future acquisitions which may further increase the amount of goodwill and annual amortization we record, further reducing net income and earnings per share. As required by GAAP, we periodically review the amount of goodwill we have recorded for impairment, based on expected undiscounted cash flows. If we determine that an impairment exists, our accounting policies require us to write down the amount of goodwill accordingly, which would also reduce our earnings.

     If we need additional capital for our ongoing operations, to fund growth or to finance acquisitions and do not obtain it, we may not achieve our business objectives.

     We may require additional capital to fund growth of our current business as well as to make future acquisitions. In addition, while we anticipate that funds available from our ongoing operations and from our current credit agreement will provide sufficient capital to fund our continuing operations for at least the next twelve months, if unanticipated events occur we may require additional capital for such ongoing operations. We may not be able to obtain capital from outside sources. Even if we do obtain capital from outside sources, it may not be on terms favorable to us. The IBM Agreement may hinder our ability to raise additional debt capital. In addition, the terms of the Series C preferred stock and the sale of substantial amounts of our common stock upon the conversion of the Series C preferred stock may make it more difficult for us to raise capital through the sale of equity or equity-related securities. If we raise additional capital by issuing equity securities, these securities may have rights, preferences or privileges senior to those of our common stockholders.

     We may be unable to comply with restrictions imposed by our credit facility, which could result in a default under that agreement, enabling IBM Credit to declare amounts borrowed due and payable or otherwise result in unanticipated costs.

     The IBM Agreement dated October 17, 2000, which we amended on March 30, 2001, contains various financial and other restrictive covenants that, among other things, limit our ability to borrow additional funds and declare and pay dividends, and requires us to, among other things, maintain various financial ratios and comply with various other financial covenants.

     Although we were in compliance with our financial debt covenants at March 31, 2001, we cannot assure you that we will be able maintain compliance with our covenants in the future. A failure to comply with these restrictions could constitute a default under the IBM Agreement, allowing IBM Credit to terminate its commitment to us and declare all amounts borrowed, together with accrued interest and fees, immediately due and payable. If this were to occur, we might not be able to pay these amounts, or we might be forced to seek a further amendment to our credit agreement which could make the terms of the agreement more onerous for us.

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

     Our failure to successfully implement the plan of disposition with respect to our discontinued operations could adversely affect our financial position and results of operations.

     On March 1, 2001, our board of directors approved a plan to sell our Intellesale business segment and all of our other "non-core businesses." The success of this plan depends upon our ability to identify buyers for these businesses willing to pay an amount acceptable to us and to do so within the timeframe set by our board of directors. There can be no assurance, however, that we will be successful in implementing our plan of disposition. In fact, we may be unable to completely dispose of these businesses by March 1, 2002, which could result in additional costs and expenses and which may require us to devote substantial managerial, operational and financial resources. Also, during the discontinuation period, these businesses may generate significant losses in excess of what we anticipated and accrued at December 31, 2000. Even if we do find a buyer for these businesses, we may incur considerably greater costs in disposing of these businesses than we had previously planned or we may not receive the amount of proceeds we originally expected. Consequently, our inability to successfully implement our plan of disposition could harm our business, financial condition and results of operations.

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

     We do not have a history of paying dividends on our common stock, and we cannot assure you that any dividends will be paid in the foreseeable future. Our current credit agreement with IBM Credit places restrictions on the declaration and payment of dividends. In addition, we may not pay dividends on our common stock without the consent of the holders of a majority of the shares of the Series C preferred stock. We intend to use any earnings which we generate to finance the growth of our businesses, and, therefore, we do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock will provide a return to our stockholders.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board FASB issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement is effective for fiscal years commencing after June 15, 2000. In June 2000, the FASB issued FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FAS statement 133, which addresses implementation issues experienced by those companies that adopted FAS 133 early. We adopted these statements as of January 1, 2001 and, because we have a minimal use of derivative instruments, the adoption of these statements did not have any effect on our financial condition, results of operations or cash flows.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We, and certain of our subsidiaries, are parties to various legal actions as either plaintiff or defendant. In our opinion , these proceedings will not have a material adverse affect on our financial position, our cash flows or our overall trends in results. The estimate of the potential impact on our financial position, our overall results of operations or our cash flows for these proceedings could change in the future.

     On April 7, 2000, we and Intellesale filed a counterclaim against David Romano and Eric Limont, the former owners of Bostek, Inc. and Micro Components International Incorporated, two companies acquired by Intellesale in June 1999, in the U.S. District Court for the District of Delaware for, generally, breach of contract, breach of fiduciary duty and fraud. Messrs. Romano and Limont had filed their claim generally alleging that their earnout payment from Intellesale was inadequate. In July 2000, we and Intellesale amended our counterclaim in the U.S. District Court for the District of Delaware to seek damages for, among other things, securities law violations. In addition, on May 19, 2000, Intellesale and two of its subsidiaries, Bostek, Inc. and Micro Components International Incorporated, filed suits against Messrs. Romano and Limont in Superior Court of Massachusetts to recover damages. In July 2000, Messrs. Romano and Limont amended their complaint in the U.S. District Court for the District of Delaware to add a claim for $10 million for the $10 million payment not made to them. As of January 16, 2001, we, Intellesale, Bostek, Inc. and Micro Components International Incorporated settled all claims with Messrs. Romano and Limont. As part of the settlement agreement, Messrs. Romano and Limont agreed to invest up to $6 million in shares of our common stock and to indemnify us against various other litigation filed against Bostek, Inc. The purchase price for the 3.0 million shares of our common stock issued to Messrs. Roman and Limont was paid in the form of non-recourse, non-interest bearing promissory notes which are collateralized by the shares of common stock held by Messrs. Romano and Limont. The settlement becomes final when the shares are included in a registration statement which must be declared effective on or before June 15, 2001.

     ITEM 2.  CHANGES IN SECURITIES

     Recent Sales of Unregistered Securities

     The following table lists all unregistered securities sold by the Company between January 1, 2001 and March 31, 2001. These shares were issued in acquisition or financing transactions to the persons or entities indicated in connection with the acquisition of the indicated subsidiary or the stockholder's minority interest or to investors in transactions directly negotiated by the stockholders in connection with the sale of their business or interests to the Company and pursuant to the "price protection" or "earnout" provisions of the agreement of sale, or by the investors. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or Rule 506 of Regulation D promulgated thereunder.

                                       Number of                                               Number of
           Name/Entity/Nature          Persons            Note        Issued For             Common Shares
--------------------------------------------------------------------------------------------------------------
                                                                       Conversion of
Elliott Management Corporation            2                1           Preferred Stock              800,000
Advanced Telecommunications, Inc.         2                2           Acquisition                1,666,667
ATEC Group, Inc.                          2                3           Acquisition                  448,431
Intellesale, Inc.                         2                4           Acquisition                6,616,522
Medical Advisory Services, Inc.           5                5           Acquisition                3,322,313
Charles Newman                            1                6           Services                     182,836
Mpact Communications                      1                7           Services                      95,528
Dino Liso                                 1                8           Services                      56,648
MCY.com, Inc.                             1                9           Asset Purchase            11,816,141
                                                                                              --------------
         Total                                                                                   25,005,086
                                                                                              ==============

1. Represents shares issued in connection with the conversion of the Series C preferred stock offered by us to a select group of institutional investors in a prior private transaction directly negotiated by the investors and exempt from registration pursuant to Section 4(2) of the Act. The transaction document included an acknowledgment that the sale was not registered, that the shareholders were acquiring the shares for investment and not for resale, and that the shareholders acknowledged that they must hold the shares until and unless registered or unless transferred in another transaction exempt from registration. In addition, the certificates representing the shares were legended to indicate that they were restricted. For a description of the terms and conditions of the Series C preferred stock- see Note 8 to the unaudited financial statements filed in
     Part I , Item 1 of this report.
2. Represents shares issued in connection with the exercise of put options granted to the shareholders in connection with our acquisition of Advanced Telecommunications, Inc., a prior private transaction directly negotiated by the shareholders in connection with the sale of their business to us, which transaction was exempt from registration pursuant to Section 4(2) of the Act.
3. Represents shares issued in connection with the rescission of our acquisition of an approximately 16% interest in ATEC Group, Inc. (AMEX:
     TEC). We originally acquired such shareholder's interest in the company in a transaction directly negotiated by the shareholders in connection with the sale of their interest to us and exempt from registration pursuant to
     Section 4(2) of the Act. The transaction document included an acknowledgment that the sale was not registered, that the shareholder was acquiring the shares for investment and not for resale, and that the shareholder acknowledged that he must hold the shares until and unless registered or unless transferred in another transaction exempt from registration. In addition, the certificates representing the shares were legended to indicate that they were restricted.
4. Represents shares issued in connection with the exercise of put options granted to the shareholders in connection with our acquisition of Intellesale, Inc., a prior private transaction directly negotiated by the shareholders in connection with the sale of their business to us, which transaction was exempt from registration pursuant to Section 4(2) of the Act.
5. Represents shares issued in connection with our acquisition of an approximately 17% interest in Medical Advisory Services, Inc. (AMEX: DOC), a prior private transaction directly negotiated by the shareholders in connection with the sale of their interests to us, which transaction was exempt from registration pursuant to Section 4(2) of the Act.
6.   Represents shares issued for consulting services rendered by Mr. Newman.
7.   Represents shares issued for services rendered by Mpact Communications.
8. Represents shares issued to Mr. Liso as a transaction fee in connection with our acquisition of an approximately 16% interest in ATEC Group, Inc., a prior private transaction directly negotiated by the shareholders in connection with the sale of their interests to us, which transaction was exempt from registration pursuant to Section 4(2) of the Act.
9. Represents shares issued in connection with our acquisition of internal use software from MCY.com, Inc.

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

4.3 Certificate of Designation of Preferences of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

4.4 Amended and Restated Bylaws of the Registrant dated March 31, 1998 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-3 (File No. 333-51067) filed with the Commission on April 27, 1998)

10.1 Securities Purchase Agreement, dated as of October 24, 2000, relating to the Registrant's Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.2 Form of warrant to purchase common stock of the Registrant issued to the holders of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.3 Registration Rights Agreement between the Registrant and the holders of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit
     10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.4 Acknowledgement, Waiver and Amendment No. 1 to the Second Amended and Restated Term and Revolving Credit Agreement dated March 30, 2001 between the Company and IBM Credit Corporation, and others (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the Commission on April 10, 2001,


(b)      Reports on Form 8-K

     (i) On April 23, 2001, we filed a Current Report on Form 8-K/A which amended our Current Report on Form 8-K/A filed on September 11, 2000. On April 24, 2001, we filed a Form 8-K/A further amending our Current Report on Form 8-K/A filed on April 23, 2001.

     (ii) On April 23, 2001, we filed a Current Report on Form 8-K/A which amended our Current Report on Form 8-K/A filed on September 21, 2000. On April 24, 2001, we filed a Form 8-K/A further amending our Current Report on Form 8-K/A filed on April 23, 2001.

     (iii)On April 23, 2001, we filed a Current Report on Form 8-K/A which amended our Current Report on Form 8-K/A filed on December 29, 2000. On April 24, 2001, we filed a Form 8-K/A further amending our Current Report on Form 8-K/A filed on April 23, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   APPLIED DIGITAL SOLUTIONS, INC.
                                   (Registrant)

Dated: May 15, 2001                  By: /S/ JEROME C. ARTIGLIERE
                                         -----------------------------
                                              Jerome C. Artigliere
                                          Senior Vice President, Chief Financial
                                                  Officer

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

10.4 Acknowledgement, Waiver and Amendment No. 1 to the Second Amended and Restated Term and Revolving Credit Agreement dated March 30, 2001 between the Company and IBM Credit Corporation, and others (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the Commission on April 10, 2001)