Form 10-Q
period 2001-06-30
APPLIED DIGITAL SOLUTIONS INC
filed 2001-08-17
CIK 924642

As filed with the Securities and Exchange Commission on August 17, 2001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2001
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to ____

Commission File Number: 0-26020

APPLIED DIGITAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

MISSOURI	43-1641533
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 Royal Palm Way, Suite 410 Palm Beach, Florida 33480 (561) 805-8000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 15, 2001:

Class Common Stock; $.001 Par Value	Number of Shares 225,632,014
APPLIED DIGITAL SOLUTIONS, INC.

TABLE OF CONTENTS

Item	Description	Page

PART I — FINANCIAL INFORMATION

1.	Financial Statements (unaudited) Consolidated Balance Sheets June 30, 2001 and December 31, 2000	3
	Consolidated Statements of Operations - Three and Six Months ended June 30, 2001 and 2000	4
	Consolidated Statement of Stockholders' Equity - Six Months ended June 30,2001	5
	Consolidated Statements of Cash Flows - Six Months ended June 30, 2001 and 2000	6
	Notes to Consolidated Financial Statements	7
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
3.	Quantitative and Qualitative Disclosures About Market Risk	32

PART II — OTHER INFORMATION

1.	Legal Proceedings	34
2.	Changes In Securities	35
3.	Defaults Upon Senior Securities	36
4.	Submission of Matters to a Vote of Security Holders	36
5.	Other Information	36
6.	Exhibits and Reports on Form 8-K	36

SIGNATURE		38
EXHIBITS		39

PART I      FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited) Assets
	June 30, 2001	December 31, 2000
Current Assets
Cash and cash equivalents	$ 6,403	$ 8,039
Accounts receivable and unbilled receivables (net of allowance for doubtful accounts of $1,391 in 2001 and $1,681 in 2000)	38,502	43,890
Inventories	12,454	12,311
Notes receivable	3,765	5,711
Current deferred tax asset	—	10,001
Other current assets	6,879	6,040
Total Current Assets	68,003	85,992
Net Assets Of Discontinued Operations	—	8,076
Property And Equipment, net	31,624	21,368
Notes Receivable	14,646	12,898
Goodwill, net	170,325	166,024
Investment In Affiliate	7,736	—
Other Assets	10,582	25,093
	$ 302,916	$ 319,451
Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$ 474	$ 657
Current maturities of long-term debt	78,066	4,571
Accounts payable	19,388	16,945
Accrued expenses	10,321	16,361
Due to sellers of acquired subsidiary	—	9,465
Earnout and put accruals	943	18,245
Total Current Liabilities	109,192	66,244
Net Liabilities Of Discontinued Operations	11,913	—
Long-Term Debt And Notes Payable	3,540	69,146
Total Liabilities	124,645	135,390
Commitments And Contingencies	—	—
Minority Interest	4,560	4,879
Redeemable Preferred Stock - Series C	3,039	13,440
Redeemable Preferred Stock Options - Series C	5,180	5,180
Preferred Stock, Common Stock and Other Stockholders’ Equity
Preferred shares: Authorized 5,000 shares in 2001 and 2000 of $10 par value; special no shares issued or outstanding in 2001 and 2000, Class B voting, no shares issued outstanding in 2001 and 2000	—	—
Common shares: Authorized 245,000 shares in 2001 and 2000, of $.001 par value; 192,838 shares issued and 191,903 shares outstanding in 2001 and 103,063 shares issued and 101,847 shares outstanding in 2000	192	103
Common and preferred additional paid-in capital	338,148	266,573
Accumulated deficit	(152,328)	(99,478)
Common stock warrants	2,521	1,406
Treasury stock (carried at cost, 935 shares in 2001 and 1,216 shares in 2000)	(1,777)	(2,803)
Accumulated other comprehensive loss	(1,754)	(729)
Notes and stock subscriptions received for shares issued	(19,510)	(4,510)
Total Preferred Stock, Common Stock, and Other Stockholders' Equity	165,492	160,562
	$ 302,916	$ 319,451

See the accompanying notes to consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000
Product revenue	$ 27,053	$ 22,622	$ 61,436	$ 38,355
Service revenue	12,818	11,148	25,844	18,215
Total revenue	39,871	33,770	87,280	56,570
Cost of products sold	19,314	14,664	43,158	24,132
Cost of services sold	6,246	5,299	12,463	8,831
Gross profit	14,311	13,807	31,659	23,607
Selling, general and administrative expenses	(18,691)	(14,924)	(37,749)	(26,935)
Depreciation and amortization	(7,176)	(1,320)	(13,915)	(2,381)
Interest income	600	369	1,087	566
Interest expense	(1,839)	(1,305)	(3,684)	(2,372)
Loss from continuing operations before taxes, minority interest and equity in net loss of affiliate	(12,795)	(3,373)	(22,602)	(7,515)
Provision (benefit) for income taxes	16,504	(444)	18,052	(1,376)
Loss from continuing operations before minority interest, interest and equity in net loss of affiliate	(29,299)	(2,929)	(40,654)	(6,139)
Minority interest	(353)	125	(446)	95
Equity in net loss of affiliate	400	—	531	—
Loss from continuing operations	(29,346)	(3,054)	(40,739)	(6,234)
(Loss) income from discontinued operations, net of income taxes taxes of $0 in 2001 and $334 in 2000	—	(14,674)	213	(12,666)
Change in estimated loss on disposal and operating losses during the phase out period	(21,789)	—	(21,789)	—
Loss before extraordinary gain	(51,135)	(17,728)	(62,315)	(18,900)
Extraordinary gain	9,465	—	9,465	—
Net loss	(41,670)	(17,728)	(52,850)	(18,900)
Preferred stock dividends and other	(211)	—	(1,061)	—
Accretion of beneficial conversion feature of redeemable preferred stock - series C	(451)	—	(9,392)	—
Net loss available to common stockholders	$ (42,332)	$ (17,728)	$ (63,303)	$ (18,900)
Earnings per common share - basic Loss from continuing operations	$ (0.22)	$ (0.06)	$ (0.42)	$ (0.13)
Loss from discontinued operations	(0.16)	(0.29)	(0.18)	(0.25)
Extraordinary gain	0.07	—	0.08	—
Net loss per common share - basic	$ (0.31)	$ (0.35)	$ (0.52)	$ (0.38)
Earnings per common share - diluted
Loss from continuing operations	(0.22)	(0.06)	(0.42)	(0.13)
Loss from discontinued operations	(0.16)	(0.29)	(0.18)	(0.25)
Extraordinary gain	0.07	—	0.08	—
Net loss per common share - diluted	$ (0.31)	$ (0.35)	$ (0.52)	$ (0.38)
Weighted average number of common shares outstanding - basic	138,589	50,995	121,236	50,003
Weighted average number of common shares outstanding - diluted	138,589	50,995	121,236	50,003

See the accompanying notes to consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS’ EQUITY For The Six Months Ended June 30, 2001
(In thousands)
(Unaudited)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Common Stock Warrants	Treasury Stock	Accumulated Other Comprehensive Loss	Notes Received and Stock Subscriptions For Shares Issued	Total Stockholders' Equity
	Number	Amount	Number	Amount
Balance - December 31, 2000	—	$ —	103,063	$103	$266,573	$ (99,478)	$1,406	$(2,803)	$ (729)	$ (4,510)	$160,562
Net loss	—	—	—	—	—	(52,850)	—	—	—	—	(52,850)
Comprehensive loss -
Foreign currency translation	—	—	—	—	—	—	—	—	(1,025)	—	(1,025)
Total comprehensive loss	—	—				(52,850)	—	—	(1,025)	—	(53,875)
Conversion of redeemable preferred shares of common stock	—	—	10,313	10	11,418	—	—	—	—	—	11,428
Accretion of beneficial conversion feature of redeemable preferred shares	—	—	—	—	(9,392)	—	—	—	—	—	(9,392)
Dividends accrued on redeemable preferred stock	—	—	—	—	(449)	—	—	—	—	—	(449)
Beneficial conversion feature of redeemable preferred stock	—	—	—	—	9,392	—	—	—	—	—	9,392
Penalty paid by issuance of redeemable preferred stock	—	—	—	—	(612)	—	—	—	—	—	(612)
Issuance of warrants			—	—	115	—	1,115	—	—	—	1,230
Issuance of common shares	—	—	23,908	24	1,035	—	—	—	—	—	1,059
Issuance of common shares for software license purchase	—	—	6,278	6	10,195	—	—	—	—	—	10,201
Issuance of common shares for investment	—	—	3,322	3	8,070	—	—	—	—	—	8,073
Issuance of common shares for settlement of put agreements	—	—	40,416	40	32,435	—	—	—	—	—	32,475
Common shares repurchased	—	—	—	—	—	—	—	(4,600)	—	—	(4,600)
Notes and stock subscriptions received for shares issued	—	—	5,538	6	9,368	—	—	5,626	—	(15,000)	—
Balance - June 30, 2001	—	$ —	192,838	$192	$338,148	$(152,328)	$2,521	$(1,777)	$(1,754)	$(19,510)	$165,492

See the accompanying notes to consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	For The Six Months Ended June 30,
	2001	2000
Cash Flows From Operating Activities
Net loss	$ (52,850)	$ (18,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	21,576	12,666
Extraordinary gain	(9,465)	—
Depreciation and amortization	13,915	2,381
Deferred income taxes	19,650	—
Minority interest	(446)	95
Equity in net loss of affiliate	531	—
Non cash unusual and restructuring charges	—	383
Loss on sale of equipment	85	3
Change in assets and liabilities:
Decrease (increase) in accounts receivable	5,389	(2,752)
Increase in inventories	(142)	(9,140)
Decrease (increase) in other current assets	837	(3,069)
Decrease in accounts payable and accrued expenses	(2,483)	(18,173)
Net cash (used in) provided by discontinued operations	(827)	7,868
Net Cash Used In Operating Activities	(4,230)	(28,638)
Cash Flows From Investing Activities
Decrease in notes receivable	199	30,123
Increase in other assets	(1,982)	(166)
Proceeds from sale of property and equipment	—	31
Payments for property and equipment	(2,578)	(3,429)
Payments for costs of asset and business acquisitions (net of cash balances acquired)	—	(1,869)
Net cash used in discontinued operations	(539)	(264)
Net Cash (Used In) Provided By Investing Activities	(4,900)	24,426
Cash Flows From Financing Activities
Net amounts (paid) borrowed on notes payable	(54)	5,400
Proceeds from long term debt	7,800	4,866
Payments on long-term debt	(40)	(4,378)
Other financing costs	(34)	—
Issuance of common shares	5	5,359
Proceeds from subsidiary issuance of common stock	126	—
Net cash (used in) provided by discontinued operations	(309)	515
Net Cash Provided By Financing Activities	7,494	11,762
Net (Decrease) Increase In Cash And Cash Equivalents	(1,636)	7,550
Cash And Cash Equivalents - Beginning Of Period	8,039	5,138
Cash And Cash Equivalents - End Of Period	$ 6,403	$ 12,688

See the accompanying notes to consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data) (Unaudited)

     1.     Basis of Presentation and Accounting Policy

     The accompanying unaudited consolidated financial statements of Applied Digital Solutions, Inc. (the "Company") as of June 30, 2001 and December 31, 2000 (the December 31, 2000 financial information included herein has been extracted from the Company's audited financial statements included in the Company's 2000 Annual Report on Form 10-K/A) and for the three and six months ended June 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made.

     The consolidated statements of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2000.

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

     3.     Debt Covenant Compliance, Liquidity and Financing Agreements

     On May 25, 1999, the Company entered into a Term and Revolving Credit Agreement with IBM Credit Corporation ("IBM Agreement"). The IBM Agreement was amended and restated on October 17, 2000, and further amended on March 30, 2001 and July 1, 2001, and currently provides for the following:

(a)

a revolving credit line of up to $53.4 million, subject to availability under a borrowing base formula, designated as follows: (i) a USA revolving credit line of up $49.5 million, and (ii) a Canadian revolving credit line of up to $3.9 million,

(b)	a term loan A of up to $21.8 million, and
(c)	a term loan C of up to $1.8 million.

     The revolving credit line may be used for general working capital requirements, capital expenditures and certain other permitted purposes and is repayable in full on May 25, 2002. The USA revolving credit line bears interest at the 30-day LIBOR rate plus 3.25%; the Canadian revolving credit line bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 1.67%. As of June 30, 2001, the LIBOR rate was approximately 4.16% and approximately $55.9 million outstanding on the U.S. revolving credit line, which is included in short-term debt. Approximately $3.5 million was outstanding on the Canadian revolving credit line at June 30, 2001, which is included in the net assets of discontinued operations. As of June 30, 2001, IBM has temporarily advanced the Company $6.4 million in excess funding under the U.S. revolving credit line. The temporary advances are under the terms and conditions of the Company's revolving credit agreement and are provided at the discretion of IBM.

     Term loan A bears interest at the 30-day LIBOR rate plus 4.00%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of June 30, 2001, approximately $21.8 million was outstanding on this loan, which is included in short-term debt.

     Term loan C, which was used by our discontinued Canadian subsidiary to pay off their bank debt, bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 1.67%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of June 30, 2001, the Toronto-Dominion's rate was approximately 6.25% and approximately $1.8 million was outstanding on this loan, which is included in the net assets of discontinued operations.

     The IBM Agreement is secured by a security interest in substantially all of our assets, including shares of our subsidiaries.

     The IBM Agreement, as amended on March 30, 2001 and July 1, 2001, contains debt covenants relating to our financial position and performance, as well as restrictions on the declarations and payments of dividends and redemption of preferred stock. Those covenants and the covenant requirements are as follows:

	Covenant	Covenant Requirement As of the following dates not less than:
(i)	Tangible Net Worth	06/30/01 09/30/01 12/31/01 03/31/02	(47,000,000) (35,000,000) (34,500,000) (20,000,000)
(ii)	Current Assets to Current Liabilities	06/30/01 09/30/01 12/31/01 03/31/02	0.6:1.0 0.8:1.0 0.8:1.0 1.0:1.0
(iii)	Minimum Cumulative EBITDA	06/30/01 09/30/01 12/31/01 03/31/02	5,000,000 7,500,000 11,000,000 10,000,000

     On March 8, 2001, the Company notified IBM Credit that as of and for the quarter ended December 31, 2000 it was not in compliance with the covenants for Tangible Net Worth and Minimum EBITDA and that it had a collateral shortfall. IBM Credit agreed to waive such non-compliance and, on March 30, 2001, the Company, IBM Credit and others entered into a waiver and amendment to the credit agreement. In connection therewith the Company agreed to pay IBM Credit a $375,000 waiver fee, and granted IBM Credit warrants to acquire 2.9 million shares of its common stock valued at $1.2 million and 1.2 million shares of Digital Angel Corporation's common stock valued at $0.1 million.

     As of June 30, 2001, the Company's actual EBITDA was $3.4 million, or $1.6 million less than the Minimum EBITDA covenant, and the Company had a collateral shortfall of $22.0 million, or $15.5 million more than the allowable shortfall of $6.5 million. The Company has not received, and does anticipate receiving, waivers concerning its non-compliance at June 30, 2001. The Tangible Net Worth and Minimum EBITDA covenants are based on cumulative financial results. As a result, if the Company is not successful in obtaining waivers or amending the IBM Agreement, it may not be able to maintain compliance with certain covenants in the future. The Company is currently seeking to restructure its credit agreement with IBM Credit. Although it is not obligated under the credit agreement to do so, IBM Credit has continued to provide funding to the Company in excess of the availability under the revolving credit facility. The IBM Agreement matures on May 25, 2002 and, accordingly, it is classified in the Company's financial statements as short-term debt.

     The Company believes that it will be successful in its efforts to restructure the IBM Agreement. There can be no assurance, however, that it will be successful in negotiating such amendments. In addition, there can be no assurance that IBM Credit will continue to provide funding in excess of the Company’s borrowing base necessary to fund ongoing operations or that its ongoing discussions with IBM Credit concerning the restructuring of the credit arrangements will be successful. In the absence of a waiver or amendment to the financial covenants, the Company’s non-compliance constitutes an event of default under the IBM Agreement, and IBM Credit is entitled to accelerate the maturity of all amounts owed them. The Company does not currently have available funds to repay the amounts owed to IBM Credit if the maturity of the obligation is accelerated. If IBM Credit were to accelerate these obligations and enforce its rights against the collateral securing these obligations, without additional financing resources, there would be substantial doubt the Company would be able to continue its operations in the normal course of business.

     4.     Inventory

	June 30, 2001	December 31, 2000
Raw materials	$ 1,996	$ 1,807
Work in process	347	499
Finished goods	11,366	11,505
	13,709	13,811
Allowance for excess and obsolescence	(1,255)	(1,500)
Net inventory for continuing operations	$ 12,454	$ 12,311

     5.     Earnings (Loss) Per Share

     The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Loss from continuing operations	$(29,346)	$(3,054)	$(40,739)	$(6,234)
Preferred stock dividends and other	(211)	—	(1,061)	—
Accretion of beneficial conversion feature of redeemable preferred stock	(451)	—	(9,392)	—
Numerator for basic earnings (loss) per share - Net loss from continuing operations available to common stockholders	(30,008)	(3,054)	(51,192)	(6,234)
Net loss from discontinued operations available to common stockholders	(21,789)	(14,674)	(21,576)	(12,666)
Extraordinary gain	9,465	—	9,465	—
Net loss available to common stockholders	$(42,332)	$(17,728)	$(63,303)	$(18,900)
Denominator for basic earnings (loss) per share - Weighted-average shares	138,589	50,995	121,236	50,003
Denominator for diluted earnings (loss) per share(1)	138,589	50,995	121,236	50,003
Basic earnings (loss) per share:
Continuing operations	$(0.22)	$(0.06)	$(0.42)	$(0.13)
Discontinued operations	(0.16)	(0.29)	(0.18)	(0.25)
Extraordinary gain	0.07	—	0.08	—
Total - Basic	$(0.31)	$(0.35)	$(0.52)	$(0.38)
Diluted earnings (loss) per share:
Continuing operations	$(0.22)	$(0.06)	$(0.42)	$(0.13)
Discontinued operations	(0.16)	(0.29)	(0.18)	(0.25)
Extraordinary gain	0.07	—	0.08	—
Total - Diluted	$(0.31)	$(0.35)	$(0.52)	$(0.38)

(1)The weighted average shares listed below that would be derived from potentially dilutive securities were not included in the computation of diluted (earnings) loss per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Redeemable preferred stock	39,989	—	46,868	—
Employee stock options	1,233	2,993	2,628	3,999
Warrants	—	245	102	389
	41,222	3,238	49,598	4,388

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

     The "eliminations" category includes all amounts recognized upon consolidation of the Company's subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities and goodwill amortization expense. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K/A filed for the year ended December 31, 2000. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. The Company evaluates performance based on stand-alone segment operating income.

      Following is the selected segment data as of and for the three months ended June 30, 2001:

	Applications	Services		Advanced Wireless	Corporate	Eliminations	Consolidated
		Telephony	Networks
Net revenue from external customers:
Product	$ 2,908	$ 8,825	$ 7,098	$ 8,306	$ 5	$ (89)	$ 27,053
Service	6,135	3,308	2,674	1,289	27	(615)	12,818
Intersegment revenue - Product	(89)	—	—	—	—	89	—
Intersegment revenue - Service	(615)	—	—	—	—	615	—
Total revenue	$ 8,339	$ 12,133	$ 9,772	$ 9,595	$ 32	$ —	$ 39,871
Income (loss) from continuing operations before provision for income taxes and minority interest	$ 1,880	$ 843	$ (620)	$ (472)	$ (4,161)	$ (6,505)	$ (12,795)

Total assets, exclusive of net assets of discontinued operations	$ 31,958	$ 30,955	$ 18,340	$ 29,857	$ 348,819	$ (157,013)	$ 302,916

      Following is the selected segment data as of and for the six months ended June 30, 2001:

	Applications	Services		Advanced Wireless	Corporate	Eliminations	Consolidated
		Telephony	Networks
Net revenue from external customers:
Product	$ 7,513	$ 17,772	$ 18,206	$ 18,029	$ 5	$ (89)	$ 61,436
Service	12,766	6,746	4,250	2,779	85	(782)	25,844
Intersegment revenue - Product	(89)	—	—	—	—	89	—
Intersegment revenue - Service	(782)	—	—	—	—	782	—
Total revenue	$ 19,408	$ 24,518	$ 22,456	$ 20,808	$ 90	$ —	$ 87,280
Income (loss) from continuing operations before provision for income taxes and minority interest	$ (1,513)	$ 1,121	$ (1,021)	$ 68	$ (8,085)	$ (13,172)	$ (22,602)

Total assets, exclusive of net assets of discontinued operations	$ 31,958	$ 30,955	$ 18,340	$ 29,857	$ 348,819	$ (157,013)	$ 302,916

      Following is the selected segment data as of and for the three months ended June 30, 2000:

	Applications	Services		Advanced Wireless	Corporate	Eliminations	Consolidated
		Telephony	Networks
Net revenue from external customers:
Product	$ 3,627	$ 7,135	$ 8,466	$ 3,394	$ —	$ —	$ 22,622
Service	4,605	3,300	2,556	671	16	—	11,148
Total revenue	$ 8,232	$ 10,435	$ 11,022	$ 4,065	$ 16	$ —	$ 33,770
Income (loss) from continuing operations before provision for income taxes and minority interest	$ (439)	$ 1,613	$ 591	$ (238)	$ (3,107)	$ (1,793)	$ (3,373)

Total assets, exclusive of net assets of discontinued operations	$ 20,958	$ 29,449	$ 10,333	$ 7,684	$ 247,689	$ (168,151)	$ 147,962

      Following is the selected segment data as of and for the six months ended June 30, 2000:

	Applications	Services		Advanced Wireless	Corporate	Eliminations	Consolidated
		Telephony	Networks
Net revenue from external customers:
Product	$ 6,970	$ 10,478	$ 13,590	$ 7,317	$ —	$ —	$ 38,355
Service	8,296	4,455	4,678	671	115	—	18,215
Total revenue	$ 15,266	$ 14,933	$ 18,268	$ 7,988	$ 115	$ —	$ 56,570
Income (loss) from continuing operations before provision for income taxes and minority interest	$ (370)	$ 1,151	$ 843	$ (330)	$ (5,710)	$ (3,099)	$ (7,515)

Total assets, exclusive of net assets of discontinued operations	$ 20,958	$ 29,449	$ 10,333	$ 7,684	$ 247,689	$ (168,151)	$ 147,962

     7.     Acquisitions

     The Company did not make any acquisitions in the first six months of 2001. The following represents acquisitions which occurred during 2000:

Company Acquired	Date Acquired	Percent Acquired	Acquisition Price	Cash Consideration	Value of Shares, Warrants & Options Issued or Issuable	Common/ Preferred Shares Issued	Goodwill Acquired	Business Description
Independent Business Consultants	04/01/00	100%	$ 5,547	$ 747	$ 4,800	958	$ 5,109	Network integration company
P-Tech, Inc.	04/01/00	100%	9,099	95	9,004	9,912	8,912	Software development company
Timely Technology Corp.	04/01/00	100%	4,794	375	4,419	7,324	4,467	Software developer and application service provider
Computer Equity Corporation	06/01/00	100%	32,097	8,987	23,110	19,561	22,698	Communications integration company
WebNet Services, Inc.	07/01/00	100%	958	58	900	268	828	Network integrator and website developer
Destron Fearing Corporation	09/08/00	100%	84,721	1,451	83,270	20,821	74,916	Animal identification and microchip technology company
Pacific Decision Sciences Corporation	10/01/00	100%	28,139	120	28,019	8,569	25,220	Developer and implementer of customer relationship management software
SysComm International Corporation	12/01/00	55%	4,976	2,222	2,754	3,239	—	Network and systems integrator and reseller of computer hardware
Transatlantic Software Corporation	12/18/00	100%	8,931	266	8,665	5,430	6,624	Retail software developer

     In each of the above transactions, the value of the consideration paid by the Company was in accordance with the acquisition agreement. Based on the contractually agreed-to amounts, the Company calculated the number of shares issued to the sellers as of the closing date. The price of the Company's common stock used to determine the number of shares issued was based on either the closing price set on a fixed date or on a formula as specified in the agreements.

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

      Earnout and Put Agreements

     Certain acquisition agreements include additional consideration, generally payable in shares of the Company's common stock, contingent on profits of the acquired subsidiary. Upon earning this additional consideration, the value will be recorded as additional goodwill. The acquisitions above include shares earned upon attainment of certain profits by subsidiaries through June 30, 2001. At June 30, 2001, under these agreements, assuming all earnout profits are achieved, the Company is contingently liable for additional consideration of approximately $11.7 million in 2001, $24.0 million in 2002 and $2.0 million in 2004, all of which would be payable in shares of the Company's common stock.

     The Company has entered into a put option with the selling shareholders of a company in which the Company acquired less than a 100% interest. The option requires the Company to purchase the remaining portion it does not own sometime after four years from the date of acquisition at an amount per share equal to 20% of the average annual earnings per share of the acquired company before income taxes for a two-year period ending on the effective date of the put multiplied by a multiple of four. Based upon the provisions of the put agreement, at June 30, 2001, the Company is contingently liable for additional consideration of approximately $0.9 million payable in shares of the Company's common stock. The contingent amount for the put option has not been recorded as a liability in the financial statements as the put has not yet been exercised.

     In January 2001, the Company entered into an agreement with the minority shareholders of Intellesale to terminate all put rights and employment agreements that each shareholder had with or in respect of Intellesale. In exchange, the Company issued an aggregate of 6.6 million shares of the Company's common stock. In addition, during the six months ended June 30, 2001 and 2000, 33.8 million and 1.9 million shares of common stock, respectively, were issued to satisfy earnouts and to purchase minority interests.

     Major Acquisitions

     Effective June 1, 2000, the Company acquired all of the outstanding common stock of Computer Equity Corporation (Compec). The aggregate purchase price was approximately $32.1 million, $15.8 million of which was paid in shares of the Company's common stock at closing, $8.9 million of which was paid in cash in August, 2000 and $7.3 of which was paid in common stock as a result of the achievement of earnings targets for the twelve months ended June 30, 2001. An additional earnout payment, payable in cash or in shares of the Company's common stock, of $5.1 million, plus 3.5 times EBITDA in excess of a specified amount, (as defined in the merger agreement), is contingent upon achievement of certain earnings targets during the twelve months ending June 30, 2002. The total purchase price of Computer Equity Corporation, including the liabilities, was allocated to the identifiable assets with the remainder of $22.7 million recorded as goodwill, which is being amortized over ten years.

     On September 8, 2000, the Company completed the acquisition of Destron Fearing Corporation through a merger of its wholly-owned subsidiary, Digital Angel Corporation (formerly known as Digital Angel.net Inc.), into Destron Fearing Corporation. As a result of the merger, Destron Fearing is now a wholly-owned subsidiary of the Company and has been renamed "Digital Angel Corporation." In connection with the merger, each outstanding share of Destron Fearing common stock was exchanged for 1.5 shares of the Company's common stock, with fractional shares settled in cash. In addition, outstanding options and warrants to purchase shares of Destron Fearing common stock were converted into a right to purchase that number of shares of the Company's common stock as the holders would have been entitled to receive had they exercised such options and warrants prior to September 8, 2000 and participated in the merger. The Company issued 20.5 million shares of its common stock in exchange for all the outstanding common stock of Destron Fearing and 0.3 million shares of its common stock as a transaction fee. The Company will issue up to 2.7 million shares of its common stock upon the exercise of the Destron Fearing options and warrants. The aggregate purchase price of approximately $84.7 million, including the liabilities, was allocated to the identifiable assets with the remainder of $74.9 million recorded as goodwill, which is being amortized over ten years.

     Effective October 1, 2000, the Company acquired all of the outstanding common stock of Pacific Decisions Sciences Corporation (PDSC). The aggregate purchase price was approximately $28.1 million, which was paid in shares of the Company's common stock. In addition, for each of the twelve month periods ended September 30, 2001 and 2002, the former stockholders of PDSC will be entitled to receive earnout payments, payable in cash or in shares of the Company's common stock, of $9.7 million plus 4.0 times EBITDA in excess of a specified amount (as defined in the merger agreement). The total purchase price of PDSC, including the liabilities assumed, was allocated to the identifiable assets with the remainder of $25.2 million recorded as goodwill, which is being amortized over five years.

     Effective June 1, 1999, the Company acquired all of the outstanding common stock of Bostek, Inc. and an affiliate (Bostek) in a transaction accounted for under the purchase method of accounting. The aggregate purchase price was approximately $27.5 million, of which $10.2 million was paid in cash at closing, $5 million was paid in cash in January 2000 and $1.8 million for the 1999 earnout was paid in cash in February 2000 and $0.5 million of additional acquisition costs were paid in 2000. Upon a successful initial public offering of Intellesale, $9.5 million was to be payable in cash. As the result of settling certain disputes between the Company and the former owners of Bostek, the parties agreed to eliminate the remaining $9.5 million payable provided the Company registered approximately 3.0 million common shares by June 15, 2001. The former Bostek owners agreed to purchase these shares at a price up to $2.03 per share depending on the market price of the common stock on the date payment is due. The Company was successful in meeting this June 15, 2001 deadline and, accordingly, the extinguishment of the $9.5 million payable was recorded in June 2001 as an extraordinary gain. The operating results of the Company include Bostek from its acquisition date. See Note 9 regarding discontinued operations, which includes the operations of Intellesale and Bostek.

     Unaudited pro forma results of operations for the six months ended June 30, 2000 are included below. Such pro forma information assumes that each of the above acquisitions had occurred as of January 1, 2000.

Six Months Ended June 30,
2000
Revenue from continuing operations	$110,208
Loss from continuing operations	(8,722)
Loss available to common stockholders from continuing operations	(8,722)
Loss per common share from continuing operations — basic	$ (0.09)
Loss per common share from continuing operations — diluted	$ (0.09)

     Other Investments

     On February 27, 2001, the Company acquired 16.6% of the capital stock of Medical Advisory Systems, Inc. (AMEX: DOC), a provider of medical assistance and technical products and services, in a transaction valued at approximately $8.0 million in consideration for 3.3 million shares of our common stock. The Company is now the single largest shareholder and controls two of the seven board seats. The Company is accounting for this investment under the equity method of accounting. The excess of the purchase price over the estimated fair value of acquired net assets was approximately $6.8 million (goodwill) and is being amortized on a straight-line basis over five years.

     8.     Redeemable Preferred Stock

     The Company has revised its calculation of the beneficial conversion feature (BCF) associatd with its redeemable preferred stock for the three months ended March 31, 201. The effect of change does not impact reported net loss in the period, but it does reduce income available to common stockholders as follows:

	Previously Reported March 31, 2001	Revised March 31, 2001
Net income (loss)	$(11,180)	$(11,180)
Net loss available to common stockholders	$(13,869)	$(20,359)
Total basic earnings per share	$ (.13)	$ (.20)
Total diluted earnings per share	$ (.13)	$ (.20)

     In the quarter ended June 30, 2001, the Company recorded an additional BCF charge to earnings per share of $0.5 million to recognize a deemed divided to the holders of the Series C preferred stock equal to the alternative conversion rate which can be realized by the holders at June 30, 2001. For the six months ended June 30, 2001, the additional BCF charge to earnings per share was $9.4 million. As a result the Company has cumulatively recorded a charge to earnings per share of $13.2 million, since the issuance of the preferred stock. As of June 30, 2001, the BCF is fully accreted and will not impact future earnings per share.

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

     The following discloses the results of Intellesale and all other non-core businesses comprising Discontinued Operations for the period from January 1, 2001 through March 1, 2001, and the three months and six months ended June 30, 2000:

	January 1, through March 1,	Three Months Ended June 30,	Six Months Ended June 30,
	(In thousands)
	2001	2000	2000
Product revenue	$13,039	$ 27,306	$ 84,834
Service revenue	846	2,787	7,611
Total revenue	13,885	30,093	92,445
Cost of products sold	10,499	32,451	81,210
Cost of services sold	259	1,665	4,774
Total cost of products and services sold	10,758	34,116	85,984
Gross profit	3,127	(4,023)	6,461
Selling, general and administrative expenses	2,534	16,827	24,211
Depreciation and amortization	264	988	2,018
Interest, net	29	43	94
Provision (benefit) for income taxes	34	(7,678)	(7,345)
Minority interest	53	471	147
Income (loss) from discontinued operations	$ 213	$(14,674)	$(12,666)

     The above results do not include any allocated or common overhead expenses. Included in Interest, net above are interest charges based on the debt of these businesses that the Company believes will be assumed by a purchaser when the business is sold.

      Assets and liabilities of Discontinued Operations are as follows at June 30, 2001 and December 31, 2000:

	June 30, 2001	December 31, 2000
	(In thousands)
Current Assets
Cash and cash equivalents	$ —	$ —
Accounts receivable and unbilled receivables, net	8,798	10,290
Inventories	10,358	17,950
Prepaid expenses and other current assets	243	336
Total Current Assets	19,399	28,576
Property and equipment, net	5,721	6,536
Other assets	1,495	1,212
	$26,615	$36,324
Current Liabilities
Notes payable	$ —	$ 4
Current maturities of long-term debt	5,425	519
Accounts payable	10,307	10,691
Accrued expenses	22,069	10,908
Total Current Liabilities	37,801	22,122
Long-term debt	—	5,224
Minority interest	727	902
	38,528	28,248
Net Assets (Liabilities) of Discontinued Operations	$(11,913)	$ 8,076

     At December 31, 2000, the Company recorded a provision for operating losses and carrying costs during the phase-out period including operating and other disposal costs to be incurred in selling the businesses. Carrying costs primarily include the cancellation of facility leases and employment contract buyouts. The following table sets forth the roll forward of the liabilities for operating losses and carrying costs from March 1, 2001, the measurement date, through June 30, 2001. The additions represent a change in the estimated loss on sale and actual losses in excess of estimated operating losses during the phase out period, based upon a reevaluation performed during the second quarter of 2001. During the second quarter of 2001, the Company incurred actual losses in excess of estimated operating losses accrued on the measurement date due primarily to inventory write-downs of $4.5 million. The majority of the inventory write-downs were associated with a reduction in the net realizable value of Intellesale's computer-related inventory as a result of deteriorating market conditions during the second quarter. In addition, the Company increased its provision for estimated operating losses during the remainder of the phase out period by approximately $3.0 million. The Company also increased its estimated loss on the sale of Intellesale by $13.9 million and on the sale of Innovative Vacuum Solutions, Inc., which was sold effective May 10, 2001, by $0.2 million. The increase in the estimated loss on the sale of Intellesale is the result of a combination of the deteriorating market conditions for the technology sector as well as the Company's strategic decision to reallocate funding to its core businesses. The deductions represent activity from March 1, 2001, the measurement date, to June 30, 2001:

Type of Cost	Balance, March 1, 2001	Additions	Deductions	Balance, June 30, 2001
Operating losses	$ 1,619	$ 7,681	$ 6,300	$ 3,000
Estimated loss on sale	—	14,108	210	13,898
Carrying Costs	6,954	—	1,515	5,439
Total	$ 8,573	$21,789	$ 8,025	$22,337

     10.     Extraordinary Gain

     As a result of settling certain disputes between the Company and the former owners of Bostek, Inc. and an affiliate (Bostek), as more fully discussed in Note 7, the parties agreed to forgive a $9.5 million payable, provided the Company registered approximately 3.0 million common shares by June 15, 2001. The Company was successful in meeting the June 15, 2001 registration deadline and, accordingly, the extinguishment of the $9.5 million payable was recorded in June 2001 as an extraordinary gain.

     11.     Subsequent Events

     On July 12, 2001, the Company received notification from Nasdaq that it had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days, as required by the Nasdaq National Market. Nasdaq has given the Company until October 10, 2001 to regain compliance with the minimum bid price requirement. If the Company is unable to satisfy this requirement, Nasdaq may begin procedures to remove the Company's common stock from the Nasdaq National Market. Should the Company receive notification from the staff of Nasdaq that its shares of common stock will be delisted, the Company has the right to appeal the staff's decision.

     Effective July 18, 2001, the Company amended its articles of incorporation to increase the number of common shares authorized from 245.0 million to 345.0 million.

     Effective July 20, 2001, the Company entered into an agreement to sell the business assets of its wholly-owned subsidiary ACT Wireless Corp. The total proceeds of $0.2 million in cash resulted in a pre-tax loss of approximately $0.5 million, which will be recorded in the Company's financial statements in the third quarter of 2001.

     Effective August 1, 2001, the Company entered into an agreement to sell the business assets of its wholly-owned subsidiary Signal Processors, Limited. The total proceeds of $0.7 million in cash resulted in a pre-tax loss of approximately $1.4 million, which will be recorded in the Company's financial statements in the third quarter of 2001.

     Effective August 1, 2001, the Company entered into an agreement for the sale of 100% of the stock of its wholly-owned subsidiary, Hopper Manufacturing Co., Inc. (Hopper). Hopper's operations are included in Discontinued Operations and the sale is part of the Company's plan of disposal of its Discontinued Operations. Proceeds on the sale approximated the estimated proceeds at June 30, 2001.

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our 2000 Annual Report on Form 10-K/A.

     Applied Digital Solutions, Inc. is an information management technology company. We provide solutions to allow our customers’ existing software and hardware to integrate with our proprietary software. We call the solutions we provide our “I3 Services Platform,” with the I3 standing for “intelligent, integrated information.” We deliver our solutions through three core business segments, Applications, Services and Advanced Wireless, which work together to achieve heightened efficiencies for us and better offerings for our customers.

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

     The I3 Services Platform provides value by enabling our clients to collect, organize, analyze, warehouse and disseminate information. Better information leads to better decision-making. In today’s ever-changing environment of immediate information, the rigorous management of information across different media allows our customers to react rapidly and intelligently to challenges. More importantly, the I3 Services Platform allows our customers to proactively improve their businesses to anticipate and stay ahead of challenges.

     We operate in three geographic areas: the United States, which comprises the majority of our operations, Canada and the United Kingdom. Our Canadian operation is comprised of a non-core automotive manufacturing and engineering company, which is included in Discontinued Operations. Our United Kingdom (“UK”) operations are comprised of companies in our Applications and Advanced Wireless segments. With the exception of one company in our Application’s segment, which was acquired in December 2000, and the non-core manufacturing and engineering company in Canada, the majority of our revenues and expenses in each geographic area, both from continuing and discontinued operations, were generated in the same currencies.

     Approximately 66% of the revenues and 53% of the expenses from our UK Application’s company were generated in Canadian and U.S. dollars for the three and six months ended June 30, 2001. Approximately 38% of the Canadian manufacturing and engineering company’s revenues and 5% of its expenses were denominated in U.S. dollars for the three and six months ended June 30, 2001 and 2000. We did not incur any significant foreign currency gains or losses during the three and six-months ended June 30, 2001 and 2000.

RECENT DEVELOPMENTS

     Discontinued Operations

     On March 1, 2001, our board of directors approved the sale of Intellesale and all of our other non-core businesses. In order to implement our I3 Services Platform, we determined these businesses were not strategic or complementary to our redefined core business segments and should be disposed. The results of operations of these segments have been reclassified and reported as Discontinued Operations for all periods presented. Our plan of disposal anticipates that these entities will be disposed within 12 months from March 1, 2001, our defined “measurement date”. Proceeds from the sale of Discontinued Operations will be used to pay down debt.

     During the second quarter of 2001, we took an additional inventory charge of $4.5 million, primarily to adjust inventory to current market value as a result of deteriorating market conditions during the second quarter. Since December 31, 2000, as a result of the realignment and reorganization of Intellesale’s business, we have reduced the total number of employees from 197 employees to 60 employees as of August 8, 2001, resulting in annual savings of approximately $6.5 million.

     Effective August 1, 2001, we entered into an agreement for the sale of 100% of the stock of our wholly-owned subsidiary, Hopper Manufacturing Co., Inc. (Hopper). Hopper's operations are included in Discontinued Operations and the sale is part of our plan of disposal of our Discontinued Operations. Proceeds on the sale approximated our estimated proceeds at June 30, 2001.

     Other Transactions

     Effective May 10, 2001, we sold our wholly-owned subsidiary Innovative Vacuum Solutions, Inc. (“IVS”). IVS’s operations are included in Discontinued Operations and the sale was part of our plan of disposal of our discontinued companies. The loss on the sale was $0.2 million greater than the estimated loss accrued at December 31, 2000.

     Effective July 18, 2001, we amended our articles of incorporation to increase the number of common shares authorized from 245.0 million to 345.0 million.

     Effective July 20, 2001, we entered into an agreement to sell the business assets of our wholly-owned subsidiary ACT Wireless Corp. The total proceeds of $0.2 million in cash resulted in a pre-tax loss of approximately $0.5 million, which will be recorded in the our financial statements in the third quarter of 2001.

     Effective August 1, 2001, we entered into an agreement to sell the business assets of our wholly-owned subsidiary, Signal Processors, Limited. The total proceeds of $0.7 million in cash resulted in a pre-tax loss of approximately $1.4 million, which will be recorded in the our financial statements in the third quarter of 2001.

     Nasdaq Listing

     On July 12, 2001, we received notification from Nasdaq that we had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days, as required by the Nasdaq National Market. Nasdaq has given the us until October 10, 2001 to regain compliance with the minimum bid price requirement. If we is unable to satisfy this requirement, Nasdaq may begin procedures to remove the our common stock from the Nasdaq National Market. Should the we receive notification from the staff of Nasdaq that our shares of common stock will be delisted, the we have the right to appeal the staff’s decision.

OUR BUSINESS

     Our primary businesses are organized into three business segments:

     Applications— Our Applications segment provides proprietary software applications for large retail application environments, including point of sale, data acquisition, asset management and decision support systems and develops programs for portable data collection equipment, including wireless hand-held devices. We equip our customers with the necessary tools and support services to enable them to make a successful transition to implementing e-business practices, Call Center Solutions, Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) solutions, website design, and application and internet access services to customers of our other divisions. We are also involved in the design, manufacture and support of satellite communication technology including satellite modems, data broadcast receivers and wireless global positioning systems for commercial and military applications.

     Our Services segment is divided into two business groups – Telephony and Networks:

     Telephony — Our Telephony group implements telecommunications and Computer Telephony Integration (CTI) solutions for e-business. We integrate a wide range of voice and data solutions from communications systems that transmit over the traditional telephone network and over the Internet. We provide complete design, project management, cable/fiber infrastructure, installation and on-going support for our customers.

     Networks — Our Networks group is a professional services organization dedicated to delivering quality e-business services and support to our client partners, providing e-business infrastructure design and deployment, personal and mid-range computer solutions and network infrastructure for the development of local and wide area networks as well as training and customer support services.

     Advanced Wireless — Our Advanced Wireless segment is engaged in the business of developing and bringing to market technology used to locate, monitor and identify animals, people and objects. The Company’s advanced wireless business, Digital Angel Corporation, has three divisions: the existing Animal Tracking Business, the newly developed Digital Angel technology and the Digital Angel Delivery System.

     The Animal Tracking Business division uses simple technology solutions to track and identify animals. It focuses on cattle, hogs, fish and household pets. The tracking of cattle and hogs are crucial both for asset management and for disease control and food safety. Some customers, for example, the U. S. Department of Energy, track fish, such as salmon, to locate and protect spawning pools and to track migratory patterns for research and fishing purposes. The Animal Tracking Business’ pet identification system is marketed in the U.S. by Schering-Plough Pharmaceutical under the brand name Home Again™, in Europe by Merial Pharmaceutical (Merck) and in Japan by Dainippon Pharmaceutical. The Animal Tracking Business partners with a variety of other companies outside the United States to market similar products. The Animal Tracking Business has an established infrastructure with readers placed in approximately 6,000 domestic animal shelters, or an estimated 70% of the market. Approximately 10,000 veterinary clinics, or an estimated 66% of US clinics, use its patented system for pet identification. The principal technologies employed by the Animal Tracking Business are electronic ear tags, e.Tags™, and implantable microchips that use radio frequency transmission.

     The Digital Angel business division develops and markets advanced technology to gather location data and local sensory data and to communicate that data to a ground station. As of June 30, 2001, products were in the development stage and none had been sold. The Digital Angel technology is actually the novel combination of three technologies: wireless communication (e.g. cellular), sensors (including bio-sensors) and position location technology (including GPS and other systems). We plan to introduce this technology into a variety of products to suit different applications ranging from medical monitoring to asset management.

     Following communication of data to the ground station, the Digital Angel Delivery System (also called DADS) manages the data in an application-specific format. For example, the medical applications gather bio-readings such as pulse and temperature, and communicate that data, along with location data, to a ground station or call center. If the readings suggest a critical health situation, emergency aid could be dispatched through the services of Medical Advisory Systems (AMEX: DOC), a company in which we have a 16.6% interest. For the pet location applications, the location information is available via call center or secure Internet site. DADS’ main mission is to provide:

  an interface to wireless access,

  an immediate and effective response to variable conditions,

  an improved event decision-making,

  a storage of critical data,

  a secure authentication to data,

  an improved customer contact, and

  an application-specific logic for certain markets.

RESULTS OF OPERATIONS

     The following table summarizes our results of operations as a percentage of net operating revenue for the three and six month periods ended June 30, 2001 and 2000 and is derived from the unaudited consolidated statements of operations in Part I, Item 1 of this report.

	Relationship to Revenue Three Months Ended June 30,		Relationship to Revenue Six Months Ended June 30,
	2001	2000	2001	2000
	%	%	%	%
Product revenue	67.9	66.9	70.4	67.8
Service revenue	32.1	33.1	29.6	32.2
Total revenue	100.0	100.0	100.0	100.0
Cost of products sold	48.4	43.4	49.4	42.7
Cost of services sold	15.7	15.7	14.3	15.6
Total cost of products and services sold	64.1	59.1	63.7	58.3
Gross profit	35.9	40.9	36.3	41.7
Selling, general and administrative expenses	(46.9)	(44.2)	(43.3)	(47.6)
Depreciation and amortization	(18.0)	(3.9)	(15.9)	(4.2)
Interest income	1.5	1.1	1.2	1.0
Interest expense	(4.6)	(3.9)	(4.2)	(4.2)
Loss from continuing operations before benefit for income taxes and minority interest	(32.1)	(10.0)	(25.9)	(13.3)
Benefit for income taxes	41.4	(1.3)	20.7	(2.4)
Loss from continuing operations before minority interest	(73.5)	(8.7)	(46.6)	(10.9)
Minority interest	(0.9)	0.4	(0.5)	0.2
Equity in net loss of affiliate	1.0	—	0.6	—
Loss from continuing operations	(73.6)	(9.0)	(46.7)	(11.0)
Loss from discontinued operations, net of income taxes	(54.6)	(43.5)	(24.7)	(22.4)
Extraordinary gain	23.7	—	10.8	—
Net loss	(104.5)	(52.5)	(60.5)	(33.4)
Preferred stock dividends and other	(0.5)	—	(1.2)	—
Accretion of beneficial conversion feature of redeemable
preferred stock — series C	(1.1)	—	(10.8)	—
Net loss available to common shareholders	(106.1)	(52.5)	(72.5)	(33.4)

     Revenue

     Revenue from continuing operations for the second quarter of 2001 was $39.9 million, an increase of $6.1 million, or 18.0%, from $33.8 million in the second quarter of 2000. Revenue from continuing operations for the six months ended June 30, 2001 was $87.3 million, an increase of $30.7 million, or 54.2%, from $56.6 million for the six month ended June 30, 2000. The growth is attributable to the acquisitions made in the last nine months of 2000.

     Revenue for each of the continuing operating segments was:

	Three Months Ended June 30, (In thousands)
	2001			2000
	Product	Service	Total	Product	Service	Total
Applications	$ 2,819	$ 5,520	$ 8,339	$ 3,627	$ 4,605	$ 8,232
Services —
Telephony	8,825	3,308	12,133	7,135	3,300	10,435
Networks	7,098	2,674	9,772	8,466	2,556	11,022
Total Services	15,923	5,982	21,905	15,601	5,856	21,457
Advanced Wireless	8,306	1,289	9,595	3,394	671	4,065
Corporate	5	27	32	—	16	16
Total	$ 27,053	$ 12,818	$ 39,871	$ 22,622	$ 11,148	$ 33,770

	Six Months Ended June 30, (In thousands)
	2001			2000
	Product	Service	Total	Product	Service	Total
Applications	$ 7,424	$ 11,984	$ 19,408	$ 6,970	$ 8,296	$ 15,266
Services —
Telephony	17,772	6,746	24,518	10,478	4,455	14,933
Networks	18,206	4,250	22,456	13,590	4,678	18,268
Total Services	35,978	10,996	46,974	24,068	9,133	33,201
Advanced Wireless	18,029	2,779	20,808	7,317	671	7,988
Corporate	5	85	90	—	115	115
Total	$ 61,436	$ 25,844	$ 87,280	$ 38,355	$ 18,215	$ 56,570

     Changes during the periods were:

     For the second quarter, revenue from our Applications segment increased $0.1 million. Product revenue decreased by $0.8 million, or 22.3%, and service revenue increased by $0.9 million, or 19.9%. For the six months ended June 30, 2001, revenue increased $4.1 million. Product revenue increased by $0.5 million, or 6.5%, and service revenue increased by $3.7 million, or 44.5%. $2.3 million and $7.0 million of the increase in revenue for the second quarter and first six months of 2001, respectively, was the result of acquisitions during 2000, offset by a decrease in revenue from existing businesses.

     Our Services segment is divided into two business groups – Telephony and Networks:

     Our Telephony group’s revenue increased $1.7 million and $9.6 million, or 16.3% and 64.2%, respectively, in the second quarter and first six months of 2001. Computer Equity Corporation, acquired in the second quarter of 2000, contributed $4.2 million and $11.9 million of the increase in the second quarter and first six months of 2001, respectively. Partially offsetting the increases for the second quarter and first six months of 2001, were decreases in revenue from other existing businesses of $2.5 million and $2.3 million, respectively, primarily as a result of a decreased demand in the telecommunications market during the first half of 2001.

     Our Networks group’s revenue decreased $1.3 million, or 11.3%, and increased $4.2 million, or 22.9%, in the second quarter and first six months of 2001, respectively. The poor performance of the economy, and the technology sector in particular, contributed to the decline in revenue for this segment.

     Revenue from our Advanced Wireless segment increased $5.5 million, or 136.1%, and $12.8 million, or 160.5%, in the three and six months ending June 30, 2001, respectively. Companies acquired in 2000 contributed $6.2 million, or 112.7%, and $14.6 million, or 114.4% of this increase in the second quarter and first six months of 2001, respectively, while the existing business unit’s revenue declined $0.7 million and $1.8 million in the same periods, respectively, resulting primarily from a significant one-time order in the first quarter of 2000 and the loss of a significant contract in the first half of 2001.

     Gross Profit and Gross Profit Margin

     Gross profit from continuing operations for the second quarter was $14.3 million, an increase of $0.5 million, or 3.6%, from $13.8 million in the second quarter of 2000. Gross profit from continuing operations for the first six months of 2001 was $31.7 million, an increase of $8.1 million, or 34.3%, from $23.6 million in the first six months of 2000. As a percentage of revenue, our gross profit margin was 35.9% and 40.9% for the three months ended June 30, 2001 and 2000, respectively, and 36.3% and 41.7% for the six months ended June 30, 2001 and 2000, respectively.

     Gross profit from continuing operations for each operating segment was:

	Three Months Ended June 30, (In thousands)
	2001			2000
	Product	Service	Total	Product	Service	Total
Applications	$ 1,643	$ 2,990	$ 4,633	$ 2,249	$ 2,157	$ 4,406
Services —
Telephony	2,730	1,446	4,176	2,550	2,121	4,671
Networks	179	1,415	1,594	1,528	1,326	2,854
Total Services	2,909	2,861	5,770	4,078	3,447	7,525
Advanced Wireless	3,182	694	3,876	1,631	229	1,860
Corporate	5	27	32	—	16	16
Total	$ 7,739	$ 6,572	$ 14,311	$ 7,958	$ 5,849	$ 13,807

	Six Months Ended June 30, (In thousands)
	2001			2000
	Product	Service	Total	Product	Service	Total
Applications	$ 4,570	$ 6,402	$ 10,972	$ 4,244	$ 3,908	$ 8,152
Services —
Telephony	4,512	3,134	7,646	4,189	2,449	6,638
Networks	2,091	2,283	4,374	2,467	2,683	5,150
Total Services	6,603	5,417	12,020	6,656	5,132	11,788
Advanced Wireless	7,100	1,477	8,577	3,323	229	3,552
Corporate	5	85	90	—	115	115
Total	$ 18,278	$ 13,381	$ 31,659	$ 14,223	$ 9,384	$ 23,607

      Gross profit margin from continuing operations for each operating segment was:

	Three Months Ended June 30,
	2001			2000
	Product	Service	Total	Product	Service	Total
	%	%	%	%	%	%
Applications	58.3	54.2	55.6	62.0	46.8	53.5
Services —
Telephony	30.9	43.7	34.4	35.7	64.3	44.8
Networks	2.5	52.9	16.3	18.0	51.9	25.9
Total Services	18.3	47.8	26.3	26.1	58.9	35.1
Advanced Wireless	38.3	53.8	40.4	48.1	34.1	45.8
Corporate	100.0	100.0	100.0	—	100.0	100.0
Total	28.6	51.3	35.9	35.2	52.5	40.9

	Six Months Ended June 30,
	2001			2000
	Product	Service	Total	Product	Service	Total
	%	%	%	%	%	%
Applications	61.6	53.4	56.5	60.1	47.1	53.4
Services —
Telephony	25.4	46.5	31.2	40.0	55.0	44.4
Networks	11.5	53.7	19.5	18.2	57.4	28.2
Total Services	18.4	49.3	25.6	27.7	56.2	35.5
Advanced Wireless	39.4	53.1	41.2	45.4	34.1	44.5
Corporate	100.0	100.0	100.0	—	100.0	100.0
Total	29.8	51.8	36.3	37.1	51.5	41.7

     Changes during the periods were:

     Gross profit from our Applications segment increased $0.2 million in the second quarter of 2001 and margins increased to 55.6% from 53.5% in the second quarter of 2000. Companies acquired in 2000 contributed $1.3 million of the increase, offset by reductions in gross profit from our existing businesses. Gross profit increased $2.8 million in the first six months of 2001, and margins increased to 56.5% from 53.4% in the first half of 2000. Companies acquired in 2000 contributed $4.8 million of the increase, offset by reductions in gross profit from our existing businesses. During a portion of 2001, we utilized the services of our Applications segment to implement an enterprise based financial reporting system, reducing the amount of billable revenue that the segment could otherwise have generated if services were performed for third parties.

     Our Telephony group’s gross profit decreased $0.5 million and increased $1.0 million, or 10.6% and 15.2%, in the second quarter and first six months of 2001, respectively. Computer Equity Corporation, acquired in May 2000, contributed an increase in gross profit of $1.1 million and $2.8 million for the second quarter and first six months of 2001, respectively, offset by a reduction in gross margin from existing businesses of $1.6 million and $1.8 million for the same periods, respectively.

     Our Network group’s gross profit decreased $1.3 million and $0.8 million, or 44.1% and 15.1%, during the second quarter and first six months of 2001, respectively. Gross margin percentage declined to 16.3% and 19.5% in the second quarter and first six months of 2001, respectively, from 25.9% and 28.2% in second quarter and first six months of 2000, respectively. The poor performance of the economy, and the technology sector in particular, resulted in lower capital spending and increased incentives, which contributed to the decline in gross profit and margin percentage.

     Gross profit from our Advanced Wireless segment increased by $2.0 million, or 108.4%, and by $5.0 million, or 141.5%, during the second quarter and first six month of 2001, respectively. Companies acquired in 2000 contributed $2.3 million and $5.7 million of the increase for the three and six months of 2001, respectively, while gross margin from existing business declined as a result of lower revenue from this source. The gross margin percentage declined to 40.4% and 41.2% in the second quarter and first six month of 2001, respectively, from 45.8% and 44.5% in the second quarter and first six months of 2000, respectively, because the businesses acquired during 2000 earn lower margin percentages than our existing business.

     Selling, General and Administrative Expense

     Selling, general and administrative expenses from continuing operations were $18.7 million and $37.7 million in the second quarter and first six months of 2001, respectively, an increase of $3.8 million, or 25.3%, and $10.8 million, or 40.1%, over the $14.9 million and $26.9 million reported in the second quarter and first six months of 2000, respectively. As a percentage of total revenue, selling, general and administrative expenses from continuing operations increased to 46.9% in the second quarter of 2001, from 44.2% in the second quarter of 2000 and decreased to 43.3% in the first half of 2001, from 47.6% in the first half of 2000.

     Selling, general and administrative expense increased primarily due to acquisitions during the last nine months of 2000. Beginning in the fourth quarter of 2000, and commencing January 1, 2001, we mandated strict and severe cost cutting measures throughout the organization. At the segment level, these measures included a complete review and reduction of selling, general and administrative expenses by at least 10%. At the corporate level, we have eliminated the levels of 2000 expenditures for bonuses, annual corporate meetings, and due diligence expenses which were significant in 2000 as a result of aborted acquisitions. We have also reviewed compensation and benefits, staffing, automobile, travel and entertainment expenses, professional fees, office expenses, insurance, facility and communications costs, and corporate marketing and branding costs and expect savings of between $2.0 and $4.0 million in 2001. These cost cutting measures have contributed to the reduction in Corporate’s selling, general and administrative expenses as a percentage of revenue noted below.

     Selling, general and administrative expense for each of the operating segments was:

	Three Months Ended June 30, (In thousands)		Six Months Ended June 30, (In thousands)
	2001	2000	2001	2000
Applications	$ 5,885	$ 4,497	$11,145	$ 7,809
Services —
Telephony	3,170	2,813	6,191	5,024
Networks	1,963	2,194	4,865	4,192
Total Services	5,133	5,007	11,056	9,216
Advanced Wireless	4,011	1,961	7,805	3,608
Corporate	3,662	3,459	7,743	6,302
Total	$18,691	$14,924	$37,749	$26,935

     Selling, general and administrative expense as a percentage of revenue for each of the operating segments was:

	Three Months Ended June 30, (In thousands)		Six Months Ended June 30, (In thousands)
	2001	2000	2001	2000
	%	%	%	%
Applications	70.6	54.6	57.4	51.2
Services —
Telephony	26.1	27.0	25.3	33.6
Networks	20.1	19.9	21.7	22.9
Total Services	23.4	23.3	23.5	27.8
Advanced Wireless	41.8	48.2	37.5	45.2
Corporate	9.2	10.2	9.0	11.1
Total	46.9	44.2	43.3	47.6
(1)	Corporate's percentage has been calculated as a percentage of total revenue.

     Changes during the periods were:

     Our Applications segment’s selling, general and administrative expenses increased $1.4 million, or 30.9%, in the second quarter of 2001 and $3.3 million, or 42.7%, in the first six months of 2001. Companies acquired in the last nine months of 2000 contributed $1.5 million and $3.7 million of this increase in the quarter and first six months of 2001, respectively.

     Our Telephony group’s selling, general and administrative expenses increased by $0.4 million, or 12.7%, to $3.2 million in the second quarter of 2001, from $2.8 million in the second quarter of 2000 and by $1.2 million, or 23.2%, to $6.2 million in the first half of 2001, from $5.0 million in the first half of 2000. An acquisition made during the second quarter of 2000 contributed $0.7 million and $1.5 million of the increase in the second quarter and first six months of 2001, respectively.

     Our Network group’s selling, general and administrative expenses decreased $0.2 million, or 10.5%, to $2.0 million in the second quarter of 2001, from $2.2 million in the second quarter of 2000 and increased by $0.7 million, or 16.1%, to $4.9 million in the first six months of 2001, from $ 4.2 million in the first six months of 2000. Acquisitions during 2000 increased expenses by $0.2 million and $1.4 million in the second quarter and first six months of 2001, respectively. The increases were offset by a reduction in expenses of $0.4 million and $0.7 million, respectively, due to cost savings from the consolidation of two of our existing companies within this group.

     Selling, general and administrative expenses from our Advanced Wireless segment increased $2.1 million, or 104.5%, in the second quarter of 2001 and $4.2 million, or 116.3% in the six months half of 2001. Acquisitions completed throughout the last nine months of 2000 contributed $2.5 million and $4.8 million of the increase in the second quarter and first six months of 2001, respectively, offset by reductions of $0.4 million and $0.6 million for the same periods, respectively, due to the cost saving initiatives of existing businesses.

     Corporate selling, general and administrative expenses increased $0.2 million, or 6.0%, in the second quarter of 2001 and $1.4 million, or 22.9%, in the first six months of 2001. Contributing to the increases in the second quarter and first six months of 2001 were increases in legal and professional fees, and computer system and web site maintenance costs, which were partially offset by decreases in personnel- related expenditures as a result of cost saving initiatives.

     Depreciation and Amortization

     Depreciation and amortization expense from continuing operations was $7.2 million for the second quarter of 2001, an increase of $5.9 million, or 453.8%, from $1.3 million in the second quarter of 2000. Depreciation and amortization expense from continuing operations was $14.0 million for the first six months of 2001, and increase of $11.6 million, or 483.3%, from $2.4 million in the first six months of 2000. As a percentage of revenue, depreciation and amortization expense increased to 18.0% in the second quarter of 2001 from 3.9% in the second quarter of 2000 and to 15.9% in the first six months of 2001 from 4.2% in the first six months of 2000. The increase is due primarily to significantly higher goodwill amortization resulting from acquisitions and the change in useful lives.

     In conjunction with our review for impairment of goodwill and other intangible assets in the fourth quarter of 2000, we reviewed the useful lives assigned to acquisitions and, effective October 1, 2000, changed the lives to periods ranging from 5 to 10 years, down from periods ranging from 10 to 20 years to reflect current economic trends associated with the nature of recent acquisitions made. The impact in the first six months of 2001 of this change was an increase in the amortization of approximately $5.2 million.

     Depreciation and amortization expense for each of the operating segments was:

	Three Months Ended June 30, (In thousands)		Six Months Ended June 30, (In thousands)
	2001	2000	2001	2000
Applications	$ 305	$ 145	$ 668	$ 332
Services —
Telephony	114	133	223	227
Networks	180	46	359	84
Total Services	294	179	582	311
Advanced Wireless	252	132	565	254
Corporate	6,325	864	12,100	1,484
Total	$7,176	$1,320	$13,915	$2,381
(1)

Includes consolidation adjustments for goodwill amortization of $5.2 million and $0.6 million in second quarter of 2001 and 2000, respectively and $10.4 million and $0.9 million in the first six months ended June 30, 2001 and 2000, respectively.

     The increases during the periods are primarily the result of increased depreciation from acquisitions during the last nine months of 2000. Telephony’s depreciation and amortization decreased slightly due to a reduction in capital expenditures in the later part of 2000 and in 2001.

     Corporate’s depreciation and amortization increased by $5.5 million, or 632.1%, to $6.4 million in the second quarter of 2001 from $0.9 million in the second quarter of 2000 and by $10.6 million, or 715.4%, to $12.1 million in the first six months of 2001 from $1.5 million in the first six months of 2000. These increases reflect amortization on additional goodwill of approximately $148.8 million associated with companies acquired throughout the last nine months of 2000 as well as a reduction in the lives assigned to goodwill from 10 to 20 years to 5 and 10 years beginning in the fourth quarter of 2000.

     As of June 30, 2001, based upon current projections of future operating cash flows, management believes that goodwill is not impaired.

     Interest Income and Expense

     Interest income was $0.6 million and $0.4 million, for the second quarters of 2001 and 2000, respectively, and $1.0 million and $0.6 million for the first six months of 2001 and 2000, respectively. Interest income is earned primarily from short-term investments and notes receivable.

     Interest expense was $1.8 million and $1.3 million for the second quarters of 2001 and 2000, respectively, and $3.7 million and $2.4 million for the first six months of 2001 and 2000, respectively. Interest expense is a function of the level of outstanding debt and is principally associated with revolving credit lines, notes payable and term loans.

     Income Taxes

     We had effective tax (benefit) rates of 129.0% and (13.2%) in the second quarters of 2001 and 2000, respectively, and 79.9% and (18.3%) in the first six months of 2001 and 2000, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from non-deductible goodwill amortization associated with acquisitions, state taxes net of federal benefits and the increase or reduction of valuation allowances related to net operating loss carryforwards. At June 30, 2001, we had a net deferred tax asset of $2.7 million. During the quarter and six months ended June 30, 2001, we increased our deferred tax asset valuation allowance by $19.7 million as it is more likely than not that certain deferred tax assets will not be realized. This is as a result of the losses incurred during the six months ended June 30, 2001 and our projections of future taxable income.

     Extraordinary Gain

     As the result of settling certain disputes between us, the former owners of Bostek, Inc. and an affiliate of Bostek, as more fully discussed in footnote 7 to the Consolidated Financial Statements, the parties agreed to forgive a $9.5 million payable provided we registered approximately 3.0 million common shares by June 15, 2001. We were successful in meeting the June 15, 2001 deadline and, accordingly, the extinguishment of the $9.5 million payable was recorded in June 2001 as an extraordinary gain.

RESULTS OF DISCONTINUED OPERATIONS

     The following discloses the results of Intellesale and all other non-core businesses comprising discontinued operations for the period January 1 to March 1, 2001 and the three and six months ended June 30, 2000:

	January 1, through March 1,	Three Months Ended June 30,	Six Months Ended June 30,
	(in thousands)
	2001	2000	2000
Product revenue	$13,039	$27,306	$84,834
Service revenue	846	2,787	7,611
Total revenue	13,885	30,093	92,445
Cost of products sold	10,499	32,451	81,210
Cost of services sold	259	1,665	4,774
Total cost of products and services sold	10,758	34,116	85,984
Gross profit	3,127	(4,023)	6,461
Selling, general and administrative expenses	2,534	16,827	24,211
Depreciation and amortization	264	988	2,018
Interest, net	29	43	94
Provision (benefit) for income taxes	34	(7,678)	(7,345)
Minority interest	53	471	147
Income (loss) from discontinued operations	$ 213	$(14,674)	$(12,666)

     The above results do not include any allocated or common overhead expenses. Included in Interest, net, above are interest charges based on the debt of these businesses that we believe will be assumed by a purchaser when the business is sold.

     Intellesale has refocused its business model away from the Internet segment and is now concentrating on its traditional business of asset management and brokerage services and the sale of refurbished and new desktop and notebook computers, monitors and related components as a wholesale, business to business supplier. The transition resulted in significantly reduced revenues from its Bostek business unit in the first half of 2001 compared to substantial sales from this unit in the first half of 2000. Gross profit was significantly impacted by lower margin business in the first half of 2001.

     During the second quarter of 2001, discontinued operations incurred actual losses in excess of estimated operating losses accrued on the measurement date due primarily to inventory write-downs of $4.5 million. The majority of the inventory write-downs were associated with a reduction in the net realizable value of Intellesale's computer-related inventory as a result of deteriorating market conditions during the second quarter. In addition, we increased our provisions for estimated operating losses during the remainder of the phase-out period by $3.0 million. We also increased our estimated loss on the sale of Intellesale by $13.9 million and on the sale of Innovative Vacuum Solutions, Inc., which was sold effective May 10, 2001, by $0.2 million. The increase in the estimated loss on the sale of Intellesale is the result of a combination of the deteriorating market conditions for the technology sector as well as our strategic decision to reallocate funding to our core businesses.

     In the second quarter of 2000, Intellesale recorded a pre-tax charge of $17.0 million. Included in this charge was an inventory reserve of $8.5 million for products Intellesale expected to sell below cost (included in cost of goods and services sold), $5.5 million related to specific accounts and other receivables, and $3.0 million related to fees and expenses incurred in connection with Intellesale’s cancelled public offering and certain other intangible assets. This charge reflects the segment’s decreasing revenue trend, lower quarterly gross profits and the expansion of Intellesale’s infrastructure into a major warehouse facility. In addition, a more competitive business environment resulting from an overall slowdown in Intellesale’s business segment, as well as management’s attention to certain operational and legal issues, contributed to the negative results.

     The following are the components of the change in estimate of the loss on disposal of discontinued operations and operating losses during the phase out period for the three and six months ended June 30, 2001.

Operating Losses	$ 7,681
Estimated loss on sale	14,108
Total	$ 21,789

LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

     As of June 30, 2001, cash and cash equivalents totaled $6.4 million, a decrease of $1.6 million, or 20.0%, from $8.0 million at December 31, 2000. We utilize a cash management system to apply excess cash on hand against our revolving credit facility for which we had no availability at June 30, 2001, down from $17.0 million at December 31, 2000. The Second Amended and Restated Term and Revolving Credit Agreement with IBM Credit, as amended on March 30, 2001 and July 1, 2001, reduced the total availability on the revolver from $67.3 at December 31, 2000 to $53.4 million at March 30, 2001. As of June 30, 2001, IBM has temporarily advanced the Company $6.4 million in excess funding under the U.S. revolving credit line. The temporary advances are under the terms and conditions of our revolving credit agreement and are provided at the discretion of IBM. Cash used in operating activities totaled $4.2 million and $28.6 million in first six months of 2001 and 2000, respectively. In the first six months of 2001, cash was used primarily to reduce accounts payable and accrued expenses and to fund Discontinued Operations, after adjusting for the net loss and for non-cash charges. Partially offsetting the uses of cash were an increase in cash from the collection of accounts receivable, and an increase in other current assets. In the first six months of 2000, cash was used primarily to decrease accounts payable and accrued expenses and to increase accounts receivable, inventories and other current assets, after adjusting for the net loss, the income from discontinued operations and for non-cash charges. Partially offsetting the uses of cash was cash provided by Discontinued Operations.

     Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased by $5.4 million, or 12.3%, to $38.5 million at June 30, 2001 from $43.9 million at December 31, 2000. This decrease was primarily as a result of increased collection efforts during the first six months of 2001.

     Inventory levels remained relatively constant at $12.5 million at June 30, 2001 compared to $12.3 million at December 31, 2000.

     Other assets decreased $14.5 million to $10.6 million at June 30, 2001 compared to $25.1 million at December 31, 2000, primarily as a result of an increase in the valuation allowance of deferred tax assets. and the

     Accounts payable increased by $2.5 million, or 14.8%, to $19.4 million at June 30, 2001 from $16.9 million at December 31, 2000. The increase was primarily attributable to a change in our cash management strategy..

     Accrued expenses decreased by $6.1 million, or 37.2%, to $10.3 million at June 30, 2001 from $16.4 million at December 31, 2000. The decrease is attributable to the payment during 2001 of various accrued expenses accrued in the fourth quarter of 2000.

     “Due to sellers of acquired subsidiary” represented the deferred purchase price due to the Bostek sellers. During June 2001, we satisfied certain contingencies, as discussed in Part II, Item 1. Legal Proceedings, and the debt was forgiven. The extinguishment of the $9.5 million payable was recorded as an extraordinary gain in the second quarter of 2001.

     Earnout and put accruals represent the accrued earnout and deferred purchase price payments earned at June 30, 2001 and December 31, 2000, respectively. The reduction of $17.3 million at June 30, 2001, represents amounts payable at December 31, 2000 subsequently settled by the issuance of shares of our common stock.

     Investing activities used cash of $4.9 million in the first six months of 2001, and provided cash of $24.4 million in the first six months of 2000. In the first six months of 2001, $2.6 million was spent to acquire property and equipment, $2.0 million was used to increase other assets and $0.5 million was used by Discontinued Operations. Partially offsetting the uses was $0.2 million in collection of notes receivable. In the first six months of 2000, $30.1 million was collected from the purchaser of TigerTel, offset by cash of $1.9 million used to acquire businesses, $3.4 million used to acquire property and equipment, $0.3 million used by Discontinued Operations and $0.2 million used to increase other assets.

     Cash of $7.5 million was provided by financing activities in the first six months of 2001 while cash of $11.8 million was provided by financing activities in the first six months of 2000. In the first six months of 2001, sources of cash were primarily proceeds from long-term debt of $7.8 million. Sources of cash in the first six months of 2000 included net borrowings of $1.0 million and $4.9 million from notes payable and long-term debt, respectively, $5.3 million from the issuances of common stock and $0.5 million provided by Discontinued Operations.

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

     Debt, Covenant Compliance and Liquidity

     On May 25, 1999, the Company entered into a Term and Revolving Credit Agreement with IBM Credit Corporation (the “IBM Agreement”). The IBM Agreement was amended and restated on October 17, 2000, and further amended on March 30, 2001 and July 1, 2001, and currently provides for the following:

(a)

a revolving credit line of up to $53.4 million, subject to availability under a borrowing base formula, designated as follows: (i) a USA revolving credit line of up to $49.5 million, and (ii) a Canadian revolving credit line of up to $3.9 million,

(b)	a term loan A of up to $21.8 million, and
(c)	a term loan C of up to $1.8 million.

     The revolving credit line may be used for general working capital requirements, capital expenditures and certain other permitted purposes and is repayable in full on May 25, 2002. The USA revolving credit line bears interest at the 30-day LIBOR rate plus 3.25%; the Canadian revolving credit line bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 1.67%. As of June 30, 2001, the LIBOR rate was approximately 4.16% and approximately $55.9 million outstanding on the U.S. revolving credit line, which is included in short-term debt and approximately $3.5 million was outstanding on the Canadian revolving credit line, which is included in the net assets of discontinued operations. As of June 30, 2001, IBM has temporarily advanced the Company $6.4 million in excess funding under the U.S. revolving credit line. The temporary advances are under the terms and conditions of our revolving credit agreement and are provided at the discretion of IBM.

     Term loan A bears interest at the 30-day LIBOR rate plus 4.00%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of June 30, 2001, approximately $21.8 million was outstanding on this loan, which is included in short-term debt.

     Term loan C, which was used by our discontinued Canadian subsidiary to pay off their bank debt, bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 1.67%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of June 30, 2001, the Toronto-Dominion’s rate was approximately 6.25% and approximately $1.8 million was outstanding on this loan, which is included in the net assets of discontinued operations.

     The IBM Agreement is secured by a security interest in substantially all of our assets, including shares of our subsidiaries.

     The IBM Agreement, as amended on March 30, 2001 and July 1, 2001, contains standard debt covenants relating to our financial position and performance, as well as restrictions on the declarations and payments of dividends and redemption of preferred stock. Those covenants and the covenant requirements are as follows:

	Covenant	Covenant Requirement As of the following dates not less than:
(i)	Tangible Net Worth	06/30/01 09/30/01 12/31/01 03/31/02	(47,000,000) (35,000,000) (34,500,000) (20,000,000)
(ii)	Current Assets to Current Liabilities	06/30/01 09/30/01 12/31/01 03/31/02	0.6:1.0 0.8:1.0 0.8:1.0 1.0:1.0
(iii)	Minimum Cumulative EBITDA	06/30/01 09/30/01 12/31/01 03/31/02	5,000,000 7,500,000 11,000,000 10,000,000

     On March 8, 2001, we notified IBM Credit that as of and for the quarter ended December 31, 2000 we were not in compliance with the covenants for Tangible Net Worth and Minimum EBITDA and that we had a collateral shortfall. IBM Credit agreed to waive such non-compliance and, on March 30, 2001, we, IBM Credit and others entered into a waiver and amendment to the credit agreement. In connection therewith the Company agreed to pay IBM Credit a $375,000 waiver fee, and we granted IBM Credit warrants to acquire 2.9 million shares of our common stock valued at $1.2 million and 1.2 million shares of Digital Angel Corporation’s common stock.

     As of June 30, 2001, our actual EBITDA was $3.4 million, or $1.6 million less than the Minimum EBITDA covenant, and we had a collateral shortfall of $22.0 million, or $15.5 million more than the allowable shortfall of $6.5 million. We have not received, and do not anticipate receiving, waivers concerning our non-compliance at June 30, 2001. The Tangible Net Worth and Minimum EBITDA covenants are based on cumulative financial results. As a result, if we are not successful in obtaining waivers or amending the IBM Agreement, we may not be able to maintain compliance with certain covenants in the future. We are currently seeking to restructure our credit agreement with IBM Credit. Although it is not obligated under the credit agreement to do so, IBM Credit has continued to provide funding to us in excess of the availability under the revolving credit facility. The IBM Agreement matures on May 25, 2002 and, accordingly, it is classified in our financial statements as short-term debt.

     We believe that we will be successful in our efforts to restructure the IBM Agreement. There can be no assurance, however, that we will be successful in negotiating such amendments. In addition, there can be no assurance that IBM Credit will continue to provide funding in excess of our borrowing base necessary to fund ongoing operations or that our ongoing discussions with IBM Credit concerning the restructuring of the credit arrangements will be successful. In the absence of a waiver or amendment to the financial covenants, our non-compliance constitutes an event of default under the IBM Agreement, and IBM Credit is entitled to accelerate the maturity of all amounts owed them. We do not currently have available funds to repay the amounts owed to IBM Credit if the maturity of the obligation is accelerated. If IBM Credit were to accelerate these obligations and enforce its rights against the collateral securing these obligations, without additional financing resources, there would be substantial doubt we would be able to continue operations in the normal course of business.

     The IBM Agreement is our primary source of funding. In addition to the financing provided by IBM Credit, we may be able to use proceeds from the sale of businesses, proceeds from the sale of common and preferred shares, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings to fund ongoing operations. There can be no assurance however, that these options will be available, or if available, on favorable terms. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. Provided that we are successful in obtaining waivers and amending and restructuring our IBM Agreement, we believe that we will have the financial resources to meet our future business requirements for at least the next twelve months.

FORWARD LOOKING STATEMENTS

     The risk factors included in our Annual Report on Form 10-KA for the fiscal year ended December 31, 2000, filed with the SEC on April 24, 2001 should be read in conjunction with this report.

     Forward -Looking Statements and Associated Risk.

     This Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, and include statements relating to:

  our growth strategies including, without limitation, our ability to deploy the Advanced Wireless segments new Digital Angel divisions products and services;
  anticipated trends in our business and demographics;
  our ability to successfully integrate the business operations of recently acquired companies and successfully complete the divestitures of our discontinued operations;
  our future profitability and liquidity; and
  regulatory, competitive or other economic influences.

     Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions also identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from estimates or forecasts contained in the forward-looking statements. Some of these risks and uncertainties are beyond our control.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement is effective for fiscal years commencing after June 15, 2000. In June 2000, the FASB issued FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FAS statement 133, which addresses implementation issues experienced by those companies that adopted FAS 133 early. We adopted these statements as of January 1, 2001 and, because we have a minimal use of derivative instruments, the adoption of these statements did not have any effect on our financial condition, results of operations or cash flows.

     In July 2001, the Financial Accounting Standards Board (FASB) issued FAS No. 141 Business Combinations and FAS No. 142 Goodwill and Other Intangible Assets. FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and certain intangibles acquired prior to June 30, 2001 will be adopted by us on January 1, 2002. We have not fully assessed the impact of these accounting standards. We expect the adoption of these standards will have the impact of reducing our amortization of goodwill commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

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

     On April 7, 2000, we and Intellesale filed a counterclaim against David Romano and Eric Limont, the former owners of Bostek, Inc. and Micro Components International Incorporated, two companies acquired by Intellesale in June 1999, in the U.S. District Court for the District of Delaware for, generally, breach of contract, breach of fiduciary duty and fraud. Messrs. Romano and Limont had filed their claim generally alleging that their earnout payment from Intellesale was inadequate. In July 2000, we and Intellesale amended our counterclaim in the U.S. District Court for the District of Delaware to seek damages for, among other things, securities law violations. In addition, on May 19, 2000, Intellesale and two of its subsidiaries, Bostek, Inc. and Micro Components International Incorporated, filed suits against Messrs. Romano and Limont in Superior Court of Massachusetts to recover damages. In July 2000, Messrs. Romano and Limont amended their complaint in the U.S. District Court for the District of Delaware to add a claim for $10 million for the $10 million payment not made to them. As of January 16, 2001, we, Intellesale, Bostek, Inc. and Micro Components International Incorporated settled all claims with Messrs. Romano and Limont. As part of the settlement agreement, Messrs. Romano and Limont agreed to invest up to $6 million in shares of our common stock and to indemnify us against various other litigation filed against Bostek, Inc. The settlement agreement provides for Messrs. Romano and Limont to purchase 3.0 million shares of our common stock. We have issued the common stock pending the closing of the transaction, which as of August 13, 2001, had not yet been consummated. As a condition of settlement, the 3.0 million shares were required to be included on a registration statement with an effective date on or before June 15, 2001. We were successful in meeting the June 15, 2001 deadline.

     On June 28, 2000, we entered into an agreement and plan of merger with South Seas Data, Inc. Prior to completion of the transaction, we became aware of significant shortfalls in the earnings of South Seas and terminated the agreement. South Seas has filed a complaint alleging that we breached the agreement and demanding specific performance. We have asserted affirmative defenses and have filed a counterclaim against South Seas and a third-party complaint against an agent of South Seas. Trial has been set for November, 2001. We believe the claims made by South Seas are without merit and intend to vigorously defend them.

     On June 8, 2001, three of our shareholders filed suit against us and four of our officers in the United States District Court for Delaware seeking equitable relief and damages. The plaintiffs had acquired their stock when the company in which they were then shareholders, Computer Equity Corporation, was merged into one of our subsidiaries in 2000. The suit alleged, inter alia, that, because of asserted violations of federal and state securities laws and breach of a contract by us, the merger transaction should be rescinded. The suit was not served until August 6, by which time, a First Amended Complaint had been filed. As amended, the suit now has eight plaintiff shareholders, all of whom had formerly owned stock in Computer Equity Corporation, and no longer seeks rescission. The various counts of the complaint, assert violations of federal and state securities laws for our alleged failure to register timely the shares issued in connection with the merger; breach of contract by us for allegedly failing to comply with a Registration Rights Agreement regarding the shares; and breach of a covenant of good faith and fair dealing arising from the same matters. In addition, in two counts the plaintiffs seek a declaratory judgment that any future payments due to them under the merger agreement, so called “earnout” payments, due on or before September 30, 2001 and 2002, must be made in cash instead of through issuance of stock, as is permitted in the agreement, because of our alleged failures with regard to registration of shares in the past. The damages sought are those which allegedly arose because of the claimed delay in the registration of the stock issued in connection with the merger in 2000 and are described in the First Amended Complaint as being “not less than $1 million.” No answer or other response to the First Complaint has yet been filed. The original three plaintiffs have also filed a request with the American Arbitration Association for mediation with respect to alleged breach of the Registration Rights Agreement, as required thereby, and a mediator is expected to convene a meeting of the parties in September, 2001. We believe the claims made by these shareholders are without merit and intend to vigorously defend them.

ITEM 2.      CHANGES IN SECURITIES

     Recent Sales of Unregistered Securities

     The following table lists all unregistered securities sold by us between April 1, 2001 and June 30, 2001. These shares were issued in acquisition or financing transactions to the persons or entities indicated in connection with the acquisition of the indicated subsidiary or the stockholder’s minority interest or to investors in transactions directly negotiated by the stockholders in connection with the sale of their business or interests to us and pursuant to the “price protection” or “earnout” provisions of the agreement of sale, or by the investors. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or Rule 506 of Regulation D promulgated thereunder.

Name/Entity/Nature	Number of Persons	Note	Issued For	Number of Common Shares
Sudiar Limited	1	1	Acquisition	492,940
Caledonian Venture Holdings, Limited, Inc.	6	2	Acquisition	7,481,016
Perimeter Technology, Inc.	5	3	Acquisition	8,508,400
Computer Equity, Corp.	79	3	Acquisition	14,732,200
Computer Equity, Corp.	79	2	Acquisition	9,884,249
Timely Technology, Inc.	1	3	Acquisition	7,109,000
IBM Credit Corp.	1	4	Warrants	1,241,500
IBM Credit Corp.	1	5	Warrants	2,894,714
Kelly Burst	1	6	Acquisition	463,293
Datapath Corp.	2	3	Acquisition	1,319,592
Matt Hayden	1	7	Services	74,302
Doug Baker	1	8	Services	14,012
David Romano	1	9	Agreement	1,477,832
Eric Limont	1	9	Agreement	1,477,832
SysComm International Corp.	3	2	Acquisition	873,686
Various	3	10	Employee Stock Options	43,000
Total				58,087,568
1.

Represents shares issued to a creditor of Caledonian Venture Holdings Limited, Inc., in the acquisition of CVH and exempt from registration pursuant to Rule 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the shareholder was acquiring the shares for investment and not for resale, and that the shareholder acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted

2.

Represents shares issued in connection with the "price protection" provision of the agreement of sale relating to a prior private transaction directly negotiated by the stockholders in connection with the sale of their businesses to us, which transactions were exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the shareholder was acquiring the shares for investment and not for resale, and that the shareholder acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted

3.

Represents shares issued in connection with the "earnout" provision of the agreement of sale relating to a prior private transaction directly negotiated by the stockholders in connection with the sale of their business to us, which transactions were exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the shareholder was acquiring the shares for investment and not for resale, and that the shareholder acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted

4.	Represents shares issued in connection with the issuance of warrants which are exercisable into shares of common stock of Applied Digital Solutions, Inc.
5.	Represents shares issued in connection with the issuance of warrants which are exercisable into shares of common stock of Digital Angel Corporation.
6.

Represents shares issued in connection with the exercise of put options granted to the shareholders in connection with our acquisition of the Americom Group, Inc., a prior private transaction directly negotiated by the shareholders in connection with the sale of their interests to us, which transaction was exempt from registration pursuant to Section 4(2) of the Act.

7.

Represents shares issued to Mr. Hayden as a transaction fee in connection with our acquisition of an approximately 17% interest in Medical Advisory Services, Inc. (AMEX:DOC), a prior private transaction directly negotiated by the shareholders in connection with the sale of their interests to us, which transaction was exempt from registration pursuant to Section 4(2) of the Act.

8.

Represents shares issued to Mr. Baker as a transaction fee in connection with our acquisition of an approximately 100% interest in Perimeter Technology, Inc., a prior private transaction directly negotiated by the shareholders in connection with the sale of their interests to us, which transaction was exempt from registration pursuant to Section 4(2) of the Act.

9.	Represents shares issued in connection with settlement of litigation against David Romano and Eric Limont, the former owners of Bostek.
10.	Represents shares issued under the 1999 Flexible Stock Option Plan which have not been registered.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of shareholders of Applied Digital was held on June 23, 2001 to:

     (a) Elect three directors, each to hold office until the 2004 annual meeting of shareholders, or in each case until their respective successors have been elected or appointed. Other directors whose term of office continued after the meeting include Richard S. Freidland, Arthur F. Noterman, Daniel E, Penni, Angela M. Sullivan and Constance K. Weaver. The results of the vote to elect the three directors were as follows:

	Votes Received
Name	For	Against	Abstentions
Richard J. Sullivan	97,650,920	—	4,880,751
Garrett A. Sullivan	97,026,145	—	5,505,526
Mercedes Walton	99,974,271	—	2,557,400

     (b) Ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of Applied Digital for the 2001 calendar year. The proposal received 100,350,486 votes for, 1,988,817 votes against, and 192,368 abstentions.

     (c) Approval of certain amendments to Applied Digital's 1999 Flexible Stock Plan and ratification of the options granted thereunder. The proposal received 29,289,418 votes for, 12,437,149 votes against, and 12,321,569 abstentions.

     (d) Ratify options granted under Applied Digital's 1996 Non Qualified Stock Option Plan. The proposal received 89,791,256 votes for, 12,219,554 votes against, and 520,861 abstentions.

     (e) Ratify options granted under Applied Digital's 1999 Employees Stock Purchase Plan. The proposal received 90,252,938 votes for, 11,853,145 votes against, and 425,588 abstentions.

     (f) Approval of the possible issuance of more than 29,217,483 shares of Applied Digital's common stock upon the conversion of shares of Applied Digital's Series C preferred stock, which share amount of 29,217,483 represents at least 20% of the outstanding common stock of Applied Digital. The proposal received 45,472,967 votes for, 8,263,018 votes against, and 312,151 abstentions.

     (g) Approval of the amendment to Applied Digital's Second Restated Articles of Incorporation, as amended, to increase the number of authorized shares of common stock of Applied Digital by 100,000,000. The proposal received 86,962,896 votes for, 15,281,125 votes against, and 287,650 abstentions.

ITEM 5.     OTHER INFORMATION

     None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
4.1	Second Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 4.1 to the Registrant's Post-Effective Amendment No. 1 on Form S-1 to Registration Statement (Form S-3 File No. 333-64605) filed with the Commission on June 23, 1999)

4.2	Amendment of Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Missouri on September 5, 2000 (incorporated herein by reference to Exhibit 4.3 to the Registrant's Post-Effective Amendment No. 3 on Form S-3 to Registration Statement on Form S-4 (File No. 333-38420-02) filed with the Commission on September 29, 2000)

4.3	Amendment of Second Restated Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Missouri on July 18, 2001
4.4	Certificate of Designation of Preferences of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

4.5	Amended and Restated Bylaws of the Registrant dated March 31, 1998 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-3 (File No. 333-51067) filed with the Commission on April 27, 1998)

10.1	Securities Purchase Agreement, dated as of October 24, 2000, relating to the Registrant's Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.2	Form of warrant to purchase common stock of the Registrant issued to the holders of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.3	Registration Rights Agreement between the Registrant and the holders of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.4	Acknowledgement, Waiver and Amendment No. 1 to the Second Amended and Restated Term and Revolving Credit Agreement dated March 30, 2001 between the Company and IBM Credit Corporation, and others (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the Commission on April 10, 2001)

10.5	Letter dated July 1, 2001 from IBM Credit Corporation amending the Second Amended and Restated and Revolving Credit Agreement, as amended

(b)	Reports on Form 8-K
(i)	On April 23, 2001, we filed a Current Report on Form 8-K/A which amended our Current Report on Form 8-K/A filed on September 11, 2000. On April 24, 2001, we filed a Form 8-K/A further amending our Current Report on Form 8-K/A filed on April 23, 2001.

(ii)	On April 23, 2001, we filed a Current Report on Form 8-K/A which amended our Current Report on Form 8-K/A filed on September 21, 2000. On April 24, 2001, we filed a Form 8-K/A further amending our Current Report on Form 8-K/A filed on April 23, 2001.

(iii)	On April 23, 2001, we filed a Current Report on Form 8-K/A which amended our Current Report on Form 8-K/A filed on December 29, 2000. On April 24, 2001, we filed a Form 8-K/A further amending our Current Report on Form 8-K/A filed on April 23, 2001.

	(iv)	On June 5, 2001, we filed a Current Report on Form 8-K which described potential claims by a shareholder against the Company.
(v)	On July 11, 2001, we filed a Current Report on Form 8-K which described potential covenant violations under the Company's IBM Credit Agreement and the notification from Nasdaq regarding continued listing requirements.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED DIGITAL SOLUTIONS, INC. (Registrant)
Dated: August 16, 2001	By:	/s/ JEROME C. ARTIGLIERE
Jerome C. Artigliere Senior Vice President, Chief Financial Officer

EXHIBITS

4.1	Second Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 4.1 to the Registrant's Post-Effective Amendment No. 1 on Form S-1 to Registration Statement (Form S-3 File No. 333-64605) filed with the Commission on June 23, 1999)

4.2	Amendment of Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Missouri on September 5, 2000 (incorporated herein by reference to Exhibit 4.3 to the Registrant's Post-Effective Amendment No. 3 on Form S-3 to Registration Statement on Form S-4 (File No. 333-38420-02) filed with the Commission on September 29, 2000)

4.3	Amendment of Second Restated Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Missouri on July 18, 2001
4.4	Certificate of Designation of Preferences of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

4.5	Amended and Restated Bylaws of the Registrant dated March 31, 1998 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-3 (File No. 333-51067) filed with the Commission on April 27, 1998)

10.1	Securities Purchase Agreement, dated as of October 24, 2000, relating to the Registrant's Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.2	Form of warrant to purchase common stock of the Registrant issued to the holders of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.3	Registration Rights Agreement between the Registrant and the holders of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.4	Acknowledgement, Waiver and Amendment No. 1 to the Second Amended and Restated Term and Revolving Credit Agreement dated March 30, 2001 between the Company and IBM Credit Corporation, and others (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the Commission on April 10, 2001)

10.5	Letter dated July 1, 2001 from IBM Credit Corporation amending the Second Amended and Restated and Revolving Credit Agreement, as amended

* Filed herewith