Form 10-Q/A
period 2001-06-30
APPLIED DIGITAL SOLUTIONS INC
filed 2001-08-20
CIK 924642

As filed with the Securities and Exchange Commission on August 20, 2001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2001
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____ to ____

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

EXPLANATORY NOTE

     This Amendment No. 1 to Quarterly Report on Form 10-Q/A amends and restates Part I, Item 1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal year ended June 30, 2001, filed by the Registrant on August 17, 2001, to correct a typographical error in Note 3, Debt Covenant Compliance, Liquidity and Financing Agreements.

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

     As of June 30, 2001, the Company's actual EBITDA was $3.4 million, or $1.6 million less than the Minimum EBITDA covenant, and the Company had a collateral shortfall of $22.0 million, or $15.5 million more than the allowable shortfall of $6.5 million. The Company has not received, and does not anticipate receiving, waivers concerning its non-compliance at June 30, 2001. The Tangible Net Worth and Minimum EBITDA covenants are based on cumulative financial results. As a result, if the Company is not successful in obtaining waivers or amending the IBM Agreement, it may not be able to maintain compliance with certain covenants in the future. The Company is currently seeking to restructure its credit agreement with IBM Credit. Although it is not obligated under the credit agreement to do so, IBM Credit has continued to provide funding to the Company in excess of the availability under the revolving credit facility. The IBM Agreement matures on May 25, 2002 and, accordingly, it is classified in the Company's financial statements as short-term debt.

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

APPLIED DIGITAL SOLUTIONS, INC. (Registrant)
Dated: August 20, 2001	By:	/s/ JEROME C. ARTIGLIERE
Jerome C. Artigliere Senior Vice President, Chief Financial Officer