Form 10-Q
period 2001-09-30
APPLIED DIGITAL SOLUTIONS INC
filed 2001-11-14
CIK 924642

As filed with the Securities and Exchange Commission on November 14, 2001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2001
or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____ to ____

Commission File Number: 0-26020

APPLIED DIGITAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	43-1641533 (IRS Employer Identification No.)

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

Yes |X| No |_|

     The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 9, 2001:

Class Common Stock; $.001 Par Value	Number of Shares 250,124,582

APPLIED DIGITAL SOLUTIONS, INC.

TABLE OF CONTENTS

Item	Description	Page

PART I – FINANCIAL INFORMATION
1.	Financial Statements (unaudited) Consolidated Balance Sheets September 30, 2001 and December 31, 2000	3
Consolidated Statements of Operations - Three and Nine Months ended September 30, 2001 and 2000	4
Consolidated Statement of Stockholders’ Equity - Nine Months ended September 30, 2001	5
Consolidated Statements of Cash Flows - Nine Months ended September 30, 2001 and 2000	6
Notes to Consolidated Financial Statements	7
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
3.	Quantitative and Qualitative Disclosures About Market Risk	37

PART II – OTHER INFORMATION
1.	Legal Proceedings	37
2.	Changes In Securities	39
3.	Defaults Upon Senior Securities	39
4.	Submission of Matters to a Vote of Security Holders	—
5.	Other Information	—
6.	Exhibits and Reports on Form 8-K	—

SIGNATURE	—
EXHIBITS	—
PART I   FINANCIAL INFORMATION ITEM 1.   FINANCIAL STATEMENTS

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (In thousands, except par value) (Unaudited)

Assets
	September 30, 2001	December 31, 2000

Current Assets
Cash and cash equivalents	$3,133	$8,039
Accounts receivable and unbilled receivables (net of allowance
for doubtful accounts of $2,526 in 2001 and $1,681 in 2000)	37,610	43,890
Inventories	6,668	12,311
Notes receivable	3,049	5,711
Current deferred tax asset	—	10,001
Other current assets	5,995	6,040

Total Current Assets	56,455	85,992

Net Assets Of Discontinued Operations	—	8,076

Property And Equipment, net	21,444	21,368

Notes Receivable	4,819	12,898

Goodwill, net	98,686	166,024

Investment In Affiliate	7,345	—

Other Assets	7,139	25,093

	$195,888	$319,451

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$83,410	$5,228
Accounts payable	20,787	16,945
Accrued expenses	11,236	16,361
Due to sellers of acquired subsidiary	—	9,465
Earnout and put accruals	200	18,245

Total Current Liabilities	115,633	66,244

Net Liabilities Of Discontinued Operations	11,892	—

Long-Term Debt And Notes Payable	3,627	69,146

Total Liabilities	131,152	135,390

Commitments And Contingencies	—	—

Minority Interest	4,611	4,879

Redeemable Preferred Stock - Series C	2,240	13,440

Redeemable Preferred Stock Options - Series C	5,180	5,180

Preferred Stock, Common Stock and Other Stockholders’ Equity
Preferred shares: Authorized 5,000 shares in 2001 and 2000 of $10 par value; special voting, no shares issued or outstanding in 2001 and 2000, Class B voting, no shares issued or outstanding in 2001 and 2000
Common shares: Authorized 345,000 shares in 2001 and 245,000 in 2000, of $.001 par value; 223,050 shares issued and 222,115 shares outstanding in 2001
and 103,063 shares issued and 101,847 shares outstanding in 2000	223	103
Common and preferred additional paid-in capital	334,690	266,573
Accumulated deficit	(262,426)	(99,478)
Common stock warrants	3,293	1,406
Treasury stock (carried at cost, 935 shares in 2001 and 1,216 shares in 2000)	(1,777)	(2,803)
Accumulated other comprehensive loss	(1,788)	(729)
Notes and stock subscriptions received for shares issued	(19,510)	(4,510)

Total Preferred Stock, Common Stock, and Other Stockholders’ Equity	52,705	160,562

	$195,888	$319,451

See the accompanying notes to consolidated financial statements.	Page 3

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,

	2001	2000	2001	2000

Product revenue	$30,834	$29,485	$92,265	$67,840
Service revenue	10,532	11,488	36,381	29,703

Total revenue	41,366	40,973	128,646	97,543

Cost of products sold	28,377	20,679	71,536	44,809
Cost of services sold	6,467	5,460	18,930	14,291

Gross profit	6,522	14,834	38,180	38,443

Selling, general and administrative expenses	26,732	14,118	61,308	40,739
Research and development	1,653	406	4,741	719
Interest, taxes, and other non-cash charges:
Asset impairment	68,764	—	68,764	—
Loss on disposition of assets	3,967	—	4,052	—
Non-cash of compensation expense	1,231	—	1,231	—
Depreciation and amortization	7,638	2,072	21,553	4,466
Interest income	(481)	(110)	(1,568)	(676)
Interest expense	2,359	1,591	6,043	3,966

Loss from continuing operations before taxes,
minority interest and equity in net loss of affiliate	(105,341)	(3,243)	(127,944)	(10,771)

Provision (benefit) for income taxes	3,666	(60)	21,718	(1,436)

Loss from continuing operations before minority interest,
and equity in net loss of affiliate	(109,007)	(3,183)	(149,662)	(9,335)

Minority interest	(58)	50	(504)	145

Equity in net loss of affiliate	400	—	931	—

Loss from continuing operations	(109,349)	(3,233)	(150,089)	(9,480)

(Loss) income from discontinued operations, net of income
taxes of $0 in 2001 and $334 in 2000	—	1,493	213	(11,160)

Change in estimate on loss on disposal and operating
losses during the phase out period	(748)	—	(22,537)	—

Loss before extraordinary gain	(110,097)	(1,740)	(172,413)	(20,640)

Extraordinary gain	—	—	9,465	—

Net loss	(110,097)	(1,740)	(162,948)	(20,640)
Preferred stock dividends and other	(82)	—	(1,143)	—
Accretion of beneficial conversion feature of
redeemable preferred stock - series C	—	—	(9,392)	—

Net loss available to common stockholders	$(110,179)	$(1,740)	$(173,483)	$(20,640)

Loss per common share - basic
Loss from continuing operations	$(0.56)	$(0.05)	$(1.09)	$(0.17)
(Loss) income from discontinued operations	—	0.02	(0.15)	(0.21)
Extraordinary gain	—	—	0.06	—

Net loss per common share - basic	$(0.56)	$(0.03)	$(1.18)	$(0.38)

Loss per common share - diluted
Loss from continuing operations	$(0.56)	$(0.05)	$(1.09)	$(0.17)
(Loss) income from discontinued operations	—	0.02	(0.15)	(0.21)
Extraordinary gain	—	—	0.06	—

Net loss per common share - diluted	$(0.56)	$(0.03)	$(1.18)	$(0.38)

Weighted average number of common shares outstanding - basic	197,520	63,862	146,890	54,623
Weighted average number of common shares outstanding - diluted	197,520	63,862	146,890	54,623

See the accompanying notes to consolidated financial statements.	Page 4

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PREFERRED STOCK,
COMMON STOCK AND OTHER STOCKHOLDERS’ EQUITY
For The Nine Months Ended September 30, 2001
(In Thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Number	Amount	Number	Amount	Capital	Deficit

Balance - December 31, 2000	—	$—	103,063	$103	$266,573	$(99,478)
Net loss	—	—	—	—	—	(162,948)
Comprehensive loss -
Foreign currency translation	—	—	—	—	—	—

Total comprehensive loss	—	—	—	—	—	(162,948)
Conversion of redeemable preferred
shares to common shares	—	—	45,967	46	12,263	—
Accretion of beneficial conversion
feature of redeemable preferred
shares	—	—	—	—	(9,392)	—
Dividends accrued on redeemable
preferred stock	—	—	—	—	(531)	—
Beneficial conversion feature of
redeemable preferred stock	—	—	—	—	9,392	—
Penalty paid by issuance of
redeemable preferred stock	—	—	—	—	(612)	—
Stock option repricing	—	—	—	—	1,231	—
Stock option discounts	—	—	—	—	246	—
Issuance of warrants	—	—	—	—	115	—
Issuance of common shares	—	—	32,912	33	706	—
Issuance of common shares for
software license purchase	—	—	6,278	6	10,195	—
Issuance of common shares for
investment	—	—	3,322	3	8,070	—
Issuance of common shares for
settlement of put agreements	—	—	25,970	26	27,066	—
Common shares repurchased	—	—	—	—	—	—
Notes receivable for shares issued	—	—	5,538	6	9,368	—

Balance - September 30, 2001	—	$—	223,050	$223	$334,690	$(262,426)

	Common Stock Warrants	Treasury Stock	Accumulated Other Comprehensive Loss	Notes Received For Shares Issued	Total Stockholders’ Equity

Balance - December 31, 2000	$1,406	$(2,803)	$(729)	$(4,510)	$160,562
Net loss	—	—	—	—	(162,948)
Comprehensive loss -
Foreign currency translation	—	—	(1,059)	—	(1,059)

Total comprehensive loss	—	—	(1,059)	—	(164,007)
Conversion of redeemable preferred
shares to common shares	—	—	—	—	12,309
Accretion of beneficial conversion
feature of redeemable preferred
shares	—	—	—	—	(9,392)
Dividends accrued on redeemable
preferred stock	—	—	—	—	(531)
Beneficial conversion feature of
redeemable preferred stock	—	—	—	—	9,392
Penalty paid by issuance of
redeemable preferred stock	—	—	—	—	(612)
Stock option repricing	—	—	—	—	1,231
Stock option discounts	—	—	—	—	246
Issuance of warrants	1,887	—	—	—	2,002
Issuance of common shares	—	—	—	—	739
Issuance of common shares for
software license purchase	—	—	—	—	10,201
Issuance of common shares for
investment	—	—	—	—	8,073
Issuance of common shares for
settlement of put agreements	—	—	—	—	27,092
Common shares repurchased	—	(4,600)	—	—	(4,600)
Notes receivable for shares issued	—	5,626	—	(15,000)	—

Balance - September 30, 2001	$3,293	$(1,777)	$(1,788)	$(19,510)	$52,705

See the accompanying notes to consolidated financial statements.	Page 5

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	For The Nine Months Ended September 30,

	2001	2000

Cash Flows From Operating Activities
Net loss	$(162,948)	$(20,640)

Adjustments to reconcile net loss to net cash
used in operating activities:
Goodwill and asset impairment	68,764	—
Loss from discontinued operations	22,324	11,160
Deferred income taxes	22,082	(8,540)
Depreciation and amortization	21,553	4,466
Impairment of notes receivable	10,795	—
Extraordinary gain	(9,465)	—
Minority interest	(504)	145
Equity in net loss of affiliate	931	—
Loss on disposal of business assets	2,965	—
Loss (gain) on sale of equipment	1,002	(444)
Non-cash compensation expense	1,231	—
Change in assets and liabilities:
Decrease (increase) in accounts receivable	5,897	(6,072)
Decrease (increase) in inventories	4,727	(587)
Decrease (increase) in other current assets	2,406	(1,429)
Decrease in accounts payable and
accrued expenses	(3,666)	(7,771)
Net cash used in discontinued operations	(1,098)	(3,882)

Net Cash Used In Operating Activities	(13,004)	(33,594)

Cash Flows From Investing Activities
Decrease in notes receivable	687	30,584
Increase in other assets	(471)	(683)
Proceeds from sale of property and equipment	200	800
Payments for property and equipment	(2,629)	(4,387)
Payments for costs of asset and business
acquisitions (net of cash balances acquired)	—	(10,490)
Net cash (used in) provided by discontinued operations	(1,002)	368

Net Cash (Used In) Provided By Investing Activities	(3,215)	16,192

Cash Flows From Financing Activities
Net amounts borrowed on notes payable	14,644	8,261
Proceeds from long term debt	—	15,971
Payments on long-term debt	(1,985)	(6,498)
Other financing costs	(375)	(385)
Issuance of common shares	316	6,082
Stock issuance costs	(756)	(595)
Proceeds from subsidiary issuance of common stock	126	—
Net cash (used in) provided by discontinued operations	(657)	260

Net Cash Provided By Financing Activities	11,313	23,096

Net (Decrease) Increase In Cash And Cash Equivalents	(4,906)	5,694

Cash And Cash Equivalents - Beginning Of Period	8,039	2,181

Cash And Cash Equivalents - End Of Period	$3,133	$7,875

See the accompanying notes to consolidated financial statements.	Page 6

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

     1. Basis of Presentation and Accounting Policy

     The accompanying unaudited consolidated financial statements of Applied Digital Solutions, Inc. (the “Company”) as of September 30, 2001 for the three and nine months ended September 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2000 financial information included herein has been extracted from the Company’s audited financial statements included in the Company’s 2000 Annual Report on Form 10-K/A, to be further amended on Form 8-K. The Form 8-K will include the Company‘s amended December 31, 2000 consolidated financial statements which reflect the Company as a going concern. These are the consolidated financial statements that should be relied upon by the users of such financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made.

     The consolidated statements of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2000.

     In March 2001, the Company’s Board of Directors approved the sale of the Company’s Intellesale business segment and all of the Company’s other non-core businesses. Results of operations, financial condition and cash flows now reflect these operations as “Discontinued Operations” and prior periods have been restated. See Note 11.

     Certain items in the consolidated financial statements for the 2000 periods have been reclassified for comparative purposes.

     2. Principles of Consolidation

     The financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Interest in less than majority-owned entities is accounted for using the equity method of accounting.

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

(b) a term loan A of up to $21.5 million, and

(c) a term loan C of up to $1.6 million.

     The revolving credit line may be used for general working capital requirements, capital expenditures and certain other permitted purposes and is repayable in full on May 25, 2002. The USA revolving credit line bears interest at the 30-day LIBOR rate plus 3.25%; the Canadian revolving credit line bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 1.67%. As of September 30, 2001, the LIBOR rate was approximately 3.64% and approximately $61.3 million was outstanding on the U.S. revolving credit line, which is included in short-term debt and approximately $3.4 million was outstanding on the Canadian revolving credit line, which is included in the net liabilities of Discontinued Operations. As of September 30, 2001, IBM has temporarily advanced the Company $11.8 million in excess funding under the U.S. revolving credit line. The temporary advances are under the terms and conditions of the Company’s revolving credit agreement and are provided at the discretion of IBM.

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

     Term loan A bears interest at the 30-day LIBOR rate plus 4.00%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of September 30, 2001, approximately $21.5 million was outstanding on this loan, which is included in short-term debt.

     Term loan C bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 1.67%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of September 30, 2001, the Toronto-Dominion’s rate was approximately 5.75% and approximately $1.6 million was outstanding on this loan, which is included in the net liabilities of Discontinued Operations.

     Amounts outstanding under the IBM Agreement are secured by a security interest in substantially all of our assets, including shares of our subsidiaries.

     The IBM Agreement, as amended on March 30, 2001 and July 1, 2001, contains debt covenants relating to our financial position and performance, as well as restrictions on the declarations and payments of dividends and redemption of preferred stock. Those covenants and the covenant requirements are as follows:

	Covenant	Covenant Requirement As of the following dates not less than:

(i)	Tangible Net Worth	09/30/01	(35,000,000)
		12/31/01	(34,500,000)
		03/31/02	(20,000,000)

(ii)	Current Assets to Current Liabilities	09/30/01	0.8:1.0
		12/31/01	0.8:1.0
		03/31/02	1.0:1.0

(iii)	Minimum Cumulative EBITDA	09/30/01	7,000,000
		12/31/01	11,000,000
		03/31/02	10,000,000

     On March 8, 2001, the Company notified IBM Credit that as of and for the quarter ended December 31, 2000 it was not in compliance with the covenants for Tangible Net Worth and Minimum EBITDA and that it had a collateral shortfall. IBM Credit agreed to waive such non-compliance and, on March 30, 2001, the Company, IBM Credit and others entered into a waiver and amendment to the credit agreement. In connection therewith the Company agreed to pay IBM Credit a $375,000 waiver fee, and granted IBM Credit warrants to acquire 2.9 million shares of its common stock valued at $1.9 million and warrants to acquire 1.2 million shares of Digital Angel Corporation’s common stock valued at $0.3 million.

     The Company was also not in compliance with its minimum EBITDA and collateral shortfall covenants at June 30, 2001. Effective July 1, 2001, the Company and IBM Credit amended the IBM Agreement extending until October 1, 2001 the payment due on July 1, 2001, which the Company was unable to make.

     As of September 30, 2001, the Company had negative Tangible Net Worth of $(59.1) million or $24.1 million less than the requirement, actual EBITDA was $(101.9) million, or $108.9 million less than the Minimum EBITDA covenant, Current Assets to Current Liabilities was 0.49 to 1.0 compared to a minimum requirement of 0.80 to 1.0 and the Company had a collateral shortfall of $33.1 million, or $24.5 million more than the allowable shortfall of $8.6 million. In addition, the Company failed to make interest and principal payments due to IBM Credit under the credit agreement, including the principal payment originally due on July 1, 2001. The Company has not received, and does not anticipate receiving, waivers concerning its defaults. The Tangible Net Worth and Minimum EBITDA covenants are based on cumulative financial results and additional interest and principal payments will continue to become due under the credit agreement. As a result, if the Company is not successful in amending the IBM Agreement, it may not be able to maintain compliance with certain covenants and payment obligations in the future. The Company is currently seeking to restructure its credit agreement with IBM Credit. The IBM Agreement matures on May 25, 2002 and, accordingly, it is classified in the Company’s financial statements as short-term debt.

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

     The Company believes that it will be successful in its efforts to restructure the IBM Agreement. There can be no assurance, however, that the Company’s ongoing discussions with IBM Credit concerning the restructuring of the credit arrangements will be successful. The Company’s failure to make certain interest and principal payments and non-compliance with certain covenants constitute separate events of default under the IBM Agreement, and IBM Credit is entitled to accelerate the maturity of all amounts owed them. The Company does not currently have available funds to repay the amounts owed to IBM Credit if the maturity of the obligation is accelerated. If IBM Credit were to accelerate these obligations and enforce its rights against the collateral securing these obligations, without additional funding sources, there would be substantial doubt the Company would be able to continue its operations in the normal course of business.

     In addition to the Company’s plan to restructure the IBM Agreement, the Company is seeking an alternative structure of its operations to enhance shareholder value through anticipated synergies. On November 1, 2001, the Company announced the merger of its wholly-owned subsidiary, Digital Angel Corporation, with Medical Advisory Systems, Inc. (MAS), (AMEX:DOC). Under the terms of the agreement, Digital Angel Corporation will become a wholly-owned subsidiary of MAS, and the Company will own approximately 82% of the stock of MAS. Presently, the Company owns 16.6% of MAS. Options and warrants to purchase stock in Digital Angel Corporation will be converted into rights to purchase MAS stock. Subsequent to the merger, MAS will be renamed Digital Angel Corporation and will immediately file for a Nasdaq listing, subject to meeting the listing requirements at the time. This agreement is subject to the approval of IBM Credit and the shareholders of MAS and to other closing conditions. The Company is currently working with its investment banker and IBM Credit to create a mechanism to distribute direct shares of Digital Angel Corporation to its shareholders post merger.

     4. Inventory

	September 30, 2001	December 31, 2000

Raw materials	$1,418	$1,807
Work in process	342	499
Finished goods	10,749	11,505

	12,509	13,811

Allowance for excess and obsolescence	(5,841)	(1,500)

Net inventory for continuing operations	$6,668	$12,311

     The increase in the allowance for excess and obsolescence of $4.3 million is primarily due to inventory reserves recorded in the third quarter of 2001. Letters of intent received during the quarter related to the future sale of certain businesses have indicated a decline in the overall value of these businesses, including the fair market value of certain of their inventory. See Note 8 for additional information.

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

     5. Earnings (Loss) Per Share

     The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Loss from continuing operations	$(109,349)	$(3,233)	$(150,089)	$(9,480)
Preferred stock dividends and other	(82)	—	(1,143)	—
Accretion of beneficial conversion feature of
redeemable preferred stock	—	—	(9,392)	—

Numerator for basic earnings (loss) per share -
Net loss from continuing operations available
to common shareholders	(109,431)	(3,233)	(160,624)	(9,480)
Net income (loss) from discontinued operations
available to common shareholders	(748)	1,493	(22,324)	(11,160)
Extraordinary gain	—	—	9,465	—

Net loss available to common shareholders	$(110,179)	$(1,740)	$(173,483)	$(20,640)

Denominator for basic earnings (loss) per share -
Weighted-average shares	197,520	63,862	146,890	54,623

Denominator for diluted earnings (loss) per share(1)	197,520	63,862	146,890	54,623

Basic earnings (loss) per share:
Continuing operations	$(0.56)	$(0.05)	$(1.09)	$(0.17)
Discontinued operations	—	0.02	(0.15)	(0.21)
Extraordinary gain	—	—	0.06	—

Total - Basic	$(0.56)	$(0.03)	$(1.18)	$(0.38)

Diluted earnings (loss) per share:
Continuing operations	$(0.56)	$(0.05)	$(1.09)	$(0.17)
Discontinued operations	—	0.02	(0.15)	(0.21)
Extraordinary gain	—	—	0.06	—

Total - Diluted	$(0.56)	$(0.03)	$(1.18)	$(0.38)

(1)The weighted average shares listed below that would be derived from potentially dilutive securities were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Redeemable preferred stock	45,809	—	140,714	—
Employee stock options	489	1,960	2,615	3,319
Warrants	—	184	—	321

	46,298	2,144	143,329	3,640

10

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

     6. Segment Information

     The Company’s business is currently organized into three business segments: Applications, Services and Advanced Wireless. These three segments form the nucleus of the Company’s I3 Services Platform. The Company’s “I3 Services Platform,” with the I3 standing for “intelligent, integrated information,” delivers its solutions through three core business segments, Applications, Services and Advanced Wireless, which work together to achieve heightened efficiencies for the Company and better offerings for its customers.

     Additionally, the Company’s previously reported Intellesale and “all other” non-core business segments are now reported as Discontinued Operations. Prior period information has been restated to present the Company’s reportable segments into its three operating segments. See Note 11 for further information regarding Discontinued Operations.

     The “eliminations” category includes all amounts recognized upon consolidation of the Company’s subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities and goodwill amortization expense. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K/A filed for the year ended December 31, 2000. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. The Company evaluates performance based on stand-alone segment operating income.

     Following is the selected segment data as of and for the three months ended September 30, 2001:

		Services

	Applications	Telephony	Networks	Advanced Wireless	Corporate	Eliminations	Consolidated

Net revenue from external customers:

Product	$3,800	$6,911	$11,386	$8,737	$—	$—	$30,834
Service	4,140	2,639	2,414	1,445	13	(119)	10,532
Intersegment revenue -Product	—	—	—	—	—	—
Intersegment revenue- Service	—	—	—	(119)	—	119	—

Total revenue	$7,940	$9,550	$13,800	$10,063	$13	$—	$41,366

Loss from continuing operations
before provision for income taxes,
minority interest and equity in
net loss of affiliate	$(4,931)	$(4,653)	$(36)	$(666)	$(33,967)	$(61,088)	$(105,341)

Total assets	$28,337	$29,971	$21,493	$30,596	$301,848	$(216,357)	$195,888

Following is the selected segment data as of and for the nine months ended September 30, 2001:

		Services

	Applications	Telephony	Networks	Advanced Wireless	Corporate	Eliminations	Consolidated

Net revenue from external customers:

Product	$11,313	$24,684	$29,591	$26,766	$—	$(89)	$92,265
Service	16,906	9,385	6,665	4,223	103	(901)	36,381
Intersegment revenue- Product	(89)	—	—	—	—	89	—
Intersegment revenue- Service	(782)	—	—	(119)	—	901	—

Total revenue	$27,348	$34,069	$36,256	$30,870	$103	$—	$128,646

Income (loss) from continuing
operations before provision for
income taxes, minority interest
and equity in net loss of affiliate	$(6,444)	($ 3,532)	$(1,057)	$(598)	$(42,262)	$(74,051)	$(127,944)

Total assets	$28,337	$29,971	$21,493	$30,596	$301,848	$(216,357)	$195,888

11

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

     Following is the selected segment data as of and for the three months ended September 30, 2000:

		Services

	Applications	Telephony	Networks	Advanced Wireless	Corporate	Eliminations	Consolidated

Net revenue from external customers:

Product	$3,513	$9,424	$10,335	$6,213	$—	$—	$29,485
Service	4,995	2,852	2,423	1,165	53	—	11,488

Total revenue	$8,508	$12,276	$12,758	$7,378	$53	$—	$40,973

Income (loss) from continuing
operations before benefit for
income taxes, minority interest
and equity in net loss of affiliate	$(257)	$647	$607	$997	$(2,896)	$(2,341)	$(3,243)
Total assets, exclusive of net

assets of discontinued operations	$19,891	$30,253	$11,481	$20,300	$341,111	$(187,576)	$235,460

Following is the selected segment data as of and for the nine months ended September 30, 2000:

		Services

	Applications	Telephony	Networks	Advanced Wireless	Corporate	Eliminations	Consolidated

Net revenue from external customers:

Product	$10,483	$19,902	$23,926	$13,529	$—	$—	$67,840
Service	13,291	7,308	7,100	1,837	167	—	29,703

Total revenue	$23,774	$27,210	$31,026	$15,366	$167	$—	$97,543

Income (loss) from continuing
operations before benefit for
income taxes, minority interest
and equity in net loss of affiliate	$(627)	$1,799	$1,450	$667	$(8,606)	$(5,454)	$(10,771)

Total assets, exclusive of net
of discontinued operations	$19,891	$30,253	$11,481	$20,300	$341,111	$(187,576)	$235,460

12

7. Acquisitions The Company did not make any acquisitions in the first nine months of 2001. The following represents acquisitions that occurred during 2000:

Company Acquired	Date Acquired	Percent Acquired	Acquisition Price	Cash Consid-eration	Value of Shares, Warrants & Options Issued or Issuable	Common/ Preferred Shares Issued	Goodwill Acquired		Business Description

Independent Business Consultants	04/01/00	100%	$5,547	$747	$4,800	958	$5,109	(1)	Network integration company

P-Tech, Inc.	04/01/00	100%	9,595	95	9,500	9,038	9,408	(1)	Software development company

Timely Technology Corp.	04/01/00	100%	6,281	375	5,906	8,482	5,954		Software developer and application service provider

Computer Equity Corporation	06/01/00	100%	24,731	8,987	15,744	4,886	15,514		Communications integration company

WebNet Services, Inc.	07/01/00	100%	958	58	900	268	828		Network integrator and website developer

Destron Fearing Corporation	09/08/00	100%	84,534	1,264	83,270	20,821	74,729		Animal identification and microchip technology company

Pacific Decision Sciences Corporation	10/01/00	100%	28,139	120	28,019	8,569	25,220	(1)	Developer and implementer of customer relationship management software

SysComm International Corporation	12/01/00	55%	4,976	2,222	2,754	3,239	—		Network and systems integrator and reseller of computer hardware

Transatlantic Software Corporation	12/18/00	100%	8,931	266	8,665	5,430	6,624	(1)	Retail software developer

     (1) During the third quarter of 2001, in connection with the closure of one of these companies and recurring losses in the Application Segment, the Company reassessed the value of the goodwill associated with these businesses. Based upon the reassessments, goodwill associated with these businesses was reduced by approximately $35.5 million during the quarter ended September 30, 2001.

     In each of the above transactions, the value of the consideration paid by the Company was in accordance with the acquisition agreement. Based on the contractually agreed-to amounts, the Company calculated the number of shares issued to the sellers as of the closing date. The price of the Company’s common stock used to determine the number of shares issued was based on either the closing price set on a fixed date or on a formula as specified in the agreements.

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

     Goodwill resulting from these acquisitions is being amortized on a straight-line basis over periods ranging from five to ten years. In conjunction with the Company’s review for impairment of goodwill and other intangible assets in the fourth quarter of 2000, the Company reviewed the useful lives assigned to acquisitions and effective October 1, 2000, changed the lives to periods ranging from 5 to 10 years, down from periods ranging from 10 to 20 years.

     Earnout and Put Agreements

     Certain acquisition agreements include additional consideration, generally payable in shares of the Company’s common stock, contingent on profits of the acquired subsidiary. Upon earning this additional consideration, the value will be recorded as additional goodwill. The acquisitions above include shares earned upon attainment of certain profits by subsidiaries through September 30, 2001. At September 30, 2001, under these agreements, assuming all earnout profits are achieved, the Company is contingently liable for additional consideration of approximately $2.0 million in 2001, $24.0 million in 2002 and $2.0 million in 2004, all of which would be payable in shares of the Company’s common stock.

     The Company has entered into a put option with the selling shareholders of a company in which the Company acquired less than a 100% interest. The option requires the Company to purchase the remaining portion it does not own sometime after four years from the date of acquisition at an amount per share equal to 20% of the average annual earnings per share of the acquired company before income taxes for a two-year period ending on the effective date of the put multiplied by a multiple of four. Based upon the provisions of the put agreement, at September 30, 2001, if the put option had been exercised, the Company would be liable for additional consideration of approximately $0.9 million payable in shares of the Company’s common stock. The contingent amount for the put option has not been recorded as a liability in the financial statements as the put has not yet been exercised.

     In January 2001, the Company entered into an agreement with the minority shareholders of Intellesale to terminate all put rights and employment agreements that each shareholder had with or in respect of Intellesale. In exchange, the Company issued an aggregate of 6.6 million shares of the Company’s common stock. In addition, during the nine months ended September 30, 2001 and 2000, 27.5 million and 2.4 million shares of common stock, respectively, were issued to satisfy earnouts and to purchase minority interests.

     Major Acquisitions

     Effective June 1, 2000, the Company acquired all of the outstanding common stock of Computer Equity Corporation (Compec). The aggregate purchase price was approximately $24.7 million, $15.7 million of which was paid in shares of the Company’s common stock at closing and $9.0 million of which was paid in cash. In the Company’s report on Form 10-Q for the quarter ended June 30, 2001, the Company included summary information about its acquisition of Compec. That information included a statement that $7.3 million of the purchase price was paid in common stock as a result of the achievement of earnings targets for the twelve months ended June 30, 2001. Those shares were issued in the name of the selling shareholders of Compec, but after such issuance, but before the shares were delivered to the stockholders, the Company became aware of information which called into question whether the earnings targets had in fact been met. The Company’s investigation is ongoing and has determined that it is uncertain what, if any, earnout payment has been earned and the Company has subsequently cancelled the issuance of the earnout shares. The total purchase price of Compec, including the liabilities, was allocated to the identifiable assets with the remainder of $15.5 million recorded as goodwill, which is being amortized over ten years.

     On September 8, 2000, the Company completed the acquisition of Destron Fearing Corporation through a merger of its wholly-owned subsidiary, Digital Angel Corporation (formerly known as Digital Angel.net Inc.), into Destron Fearing Corporation. As a result of the merger, Destron Fearing is now a wholly-owned subsidiary of the Company and has been renamed “Digital Angel Corporation.” In connection with the merger, each outstanding share of Destron Fearing common stock was exchanged for 1.5 shares of the Company’s common stock, with fractional shares settled in cash. In addition, outstanding options and warrants to purchase shares of Destron Fearing common stock were converted into a right to purchase that number of shares of the Company’s common stock as the holders would have been entitled to receive had they exercised such options and warrants prior to September 8, 2000 and participated in the merger. The Company issued 20.5 million shares of its common stock in exchange for all the outstanding common stock of Destron Fearing and 0.3 million shares of its common stock as a transaction fee. The Company will issue up to 2.7 million shares of its common stock upon the exercise of the Destron Fearing options and warrants. The aggregate purchase price of approximately $84.5 million, including the liabilities, was allocated to the identifiable assets with the remainder of $74.7 million recorded as goodwill, which is being amortized over ten years.

     Effective October 1, 2000, the Company acquired all of the outstanding common stock of Pacific Decisions Sciences Corporation (PDSC). The aggregate purchase price was approximately $28.1 million, which was paid in shares of the Company’s common stock. Certain earnings targets for twelve months ended September 30, 2001 were not achieved and therefore an earnout payment was not owed. For the twelve month period ended September 30, 2002, the former stockholders of PDSC will be entitled to receive earnout payments, payable in cash or in shares of the Company’s common stock, of $9.7 million plus 4.0 times EBITDA in excess of a specified amount (as defined in the merger agreement) if certain earnings targets are achieved. The total purchase price of PDSC, including the liabilities assumed, was allocated to the identifiable assets with the remainder of $25.2 million recorded as goodwill, which was being amortized over five years. During the third quarter of 2001, the Company recorded an impairment charge of $17.4 million against the remaining un-amortized goodwill as a result of a reassessment of future operating cash flows and the current estimated fair value of PDSC. See Note 8 regarding assets impairments recorded in the third quarter of 2001.

     Effective June 1, 1999, the Company acquired all of the outstanding common stock of Bostek, Inc. and an affiliate (Bostek) in a transaction accounted for under the purchase method of accounting. The aggregate purchase price was approximately $27.5 million, of which $10.2 million was paid in cash at closing, $5 million was paid in cash in January 2000 and $1.8 million for the 1999 earnout was paid in cash in February 2000 and $0.5 million of additional acquisition costs were paid in 2000. Upon a successful initial public offering of Intellesale, $9.5 million was to be payable in cash. As the result of settling certain disputes between the Company and the former owners of Bostek, the parties agreed to eliminate the remaining $9.5 million payable provided the Company registered approximately 3.0 million common shares by June 15, 2001. The former Bostek owners agreed to purchase these shares at a price up to $2.03 per share depending on the market price of the common stock on the date payment is due. The Company was successful in meeting this June 15, 2001 deadline and, accordingly, the extinguishment of the $9.5 million payable was recorded in June 2001 as an extraordinary gain. The operating results of the Company include Bostek from its acquisition date. See Note 11 regarding Discontinued Operations, which includes the operations of Intellesale and Bostek.

     Unaudited pro forma results of operations for the nine months ended September 30, 2000 are included below. Such pro forma information assumes that each of the above acquisitions had occurred as of January 1, 2000.

Nine Months Ended September 30, 2000

Revenue from continuing operations	$ 163,561
Loss from continuing operations	(14,516)
Loss available to common shareholders from continuing operations	(14,516)
Loss per common share from continuing operations – basic	$ (0.15)
Loss per common share from continuing operations – diluted	$ (0.15)

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

     On November 1, 2001, the Company announced the merger of its wholly-owned subsidiary, Digital Angel Corporation, with Medical Advisory Systems (MAS), (AMEX:DOC). Under the terms of the agreement, Digital Angel Corporation will become a wholly owned subsidiary of MAS and the Company will own approximately 82% of the stock of MAS. Options and warrants to purchase stock in Digital Angel Corporation will be converted into rights to purchase MAS stock. Subsequent to the merger, MAS will be renamed Digital Angel Corporation and will immediately file for a Nasdaq listing, subject to meeting the listing requirements at the time. This agreement is subject to the approval of IBM Credit and the shareholders of MAS and to other closing conditions.

     Dispositions

     During the third quarter of 2001, the Company sold the business assets of its wholly-owned subsidiaries Signal Processors, Limited and ACT Wireless Corp. The total proceeds of $0.9 million in cash and notes receivable resulted in a pre-tax loss of approximately $3.0 million.

     8. Asset Impairment

     As a result of the current economic slowdown, which was exacerbated by the terrorists’attacks on September 11, 2001, the Company has experienced deteriorating sales for certain of its businesses. This has resulted in the shut down of several of the Company’s businesses during the quarter. Also, letters of intent that the Company has received during the quarter related to the sales of certain of its businesses have indicated a decline in their fair values. The sales of these businesses are being considered due to the current financial condition of the Company and do not comprise an entire business segment. Based upon these developments, the Company has reassessed its future expected operating cash flows and business valuations. This reassessment has resulted in the following asset impairments for the three and nine months ended September 30, 2001:

(In thousands)
Goodwill:
Applications	$37,527
Services:
Telephony	12,912
Networks	9,766

Total goodwill	60,205
Property and equipment	2,540
Software and other	6,019

$68,764

     In addition to the impairments above, the Company has recorded an inventory reserve of $4.3 million, which is included in the financial statements in cost of products sold for the three and nine months ended September 30, 2001.

     As of September 30, 2001, the net book value of the Company’s goodwill was $98.7 million. Based upon two independent valuations of the Advanced Wireless segment, its current projections of future operating cash flows and the current estimated fair market values of businesses associated with the goodwill, management believes that this goodwill is not impaired.

     9. Redeemable Preferred Stock

     For the nine months ended September 30, 2001, the beneficial conversion feature (BCF) associated with the Company’s preferred stock charged to earnings per share was $9.4 million. The Company has cumulatively recorded a charge to earnings per share of $13.2 million, since the issuance of the preferred stock. As of June 30, 2001, the BCF was fully accreted.

     10. Comprehensive Loss

     Comprehensive loss represents all non-owner changes in stockholders’ equity and consists of the following:

	Three Months Ended September 30, (In thousands)		Nine Months Ended September 30, (In thousands)

	2001	2000	2001	2000

Net loss	$(110,097)	$(1,740)	$(162,948)	$(20,640)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(34)	(352)	(1,059)	(852)

Total comprehensive loss	$(110,131)	$(2,092)	$(164,007)	$(21,492)

16

     11. Discontinued Operations

     On March 1, 2001, the Company’s Board of Directors approved a plan to offer for sale its Intellesale business segment and all of its other “non-core businesses”. Accordingly, the operating results of these entities have been reclassified and reported as Discontinued Operations for all periods presented. The Company expects to dispose of, or close, these businesses by March 1, 2002. Cash proceeds for sales will be used to reduce outstanding debt.

     The following discloses the results of Intellesale and all other non-core businesses comprising Discontinued Operations for the period from January 1, 2001 through March 1, 2001, and the three months and nine months ended September 30, 2000:

	January 1, through March 1,	Three Months Ended September 30,	Nine Months Ended September 30,

	2001	(In thousands) 2000	2000

Product revenue	$13,039	$28,717	$113,552
Service revenue	846	4,157	11,768

Total revenue	13,885	32,874	125,320
Cost of products sold	10,499	22,914	104,125
Cost of services sold	259	2,685	7,458

Total cost of products and services sold	10,758	25,599	111,583

Gross profit	3,127	7,275	13,737
Selling, general and administrative expenses	2,534	5,782	29,994
Depreciation and amortization	264	1,065	3,070
Interest, net	29	45	136
Provision (benefit) for income taxes	34	(1,163)	(8,503)
Minority interest	53	53	200

Income (loss) from discontinued operations	$213	$1,493	$(11,160)

     The above results do not include any allocated or common overhead expenses. Included in Interest, net above are interest charges based on the debt of these businesses that the Company believes will be assumed by a purchaser when the business is sold.

     Assets and liabilities of Discontinued Operations are as follows at September 30, 2001 and December 31, 2000:

	September 30, 2001	December 31, 2000
	(In thousands)
Current Assets
Cash and cash equivalents	$454	$—
Accounts receivable and unbilled receivables, net	7,743	10,290
Inventories	7,300	17,950
Prepaid expenses and other current assets	222	336

Total Current Assets	15,719	28,576
Property and equipment, net	4,652	6,536
Other assets	1,448	1,212

	$21,819	$36,324

Current Liabilities
Notes payable	$61	$4
Current maturities of long-term debt	4,987	519
Accounts payable	9,602	10,691
Accrued expenses	18,457	10,908

Total Current Liabilities	33,107	22,122
Long-term debt	40	5,224
Minority interest	564	902

	$33,711	$28,248

Net Assets (Liabilities) of Discontinued Operations	$(11,892)	$8,076

17

     At December 31, 2000, the Company recorded a provision for operating losses and carrying costs during the phase-out period including operating and other disposal costs to be incurred in selling the businesses. Carrying costs primarily include the cancellation of facility leases and employment contract buyouts. The following table sets forth the roll forward of the liabilities for operating losses and carrying costs from March 1, 2001, the measurement date, through September 30, 2001. The additions represent changes in the estimated loss on sale or closure and actual losses in excess of estimated operating losses during the phase out period. During the first nine months of 2001, the Company incurred actual losses in excess of estimated operating losses accrued on the measurement date of $8.4 million. The primary reason for the excess losses were due to inventory write-downs of $4.5 million during the second quarter of 2001 and a reduction in expected revenues as certain of the businesses were closed in the second and third quarters of 2001. During the second quarter of 2001, the Company increased its estimated loss on the sale/closure of Intellesale by $13.9 million as a result of a combination of the deteriorating market condition for the technology sector as well as its strategic decision to reallocate funding to its core businesses.

     The Company also increased its estimated loss on the sale of Innovative Vacuum Solutions, Inc., which was sold during the second quarter of 2001 by $0.2 million.

     The deductions represent activity from March 1, 2001, the measurement date, to September 30, 2001:

Type of Cost	Balance, March 1, 2001	Additions	Deductions	Balance September 30, 2001

Operating losses	$1,619	$8,429	$10,048	$—
Estimated loss on sale	—	14,108	210	13,898
Carrying costs	6,954	—	2,286	$4,668

Total	$8,573	$22,537	$12,544	$18,566

     Effective October 1, 2001, the Company sold 100% of the stock of its wholly-owned subsidiary, Hopper Manufacturing Co., Inc. Hopper’s operations are included in Discontinued Operations and the sale is part of the Company’s plan of disposal. Proceeds on the sale approximated the estimated proceeds at September 30, 2001.

     12.  Extraordinary Gain

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

     13. Nasdaq Listing Requirements

     On July 12, 2001, the Company received notification from Nasdaq that it had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days, as required by the Nasdaq National Market. Nasdaq has temporarily suspended the minimum bid requirement until January 2, 2002. Once the moratorium is lifted, if the Company is unable to satisfy this requirement, Nasdaq may begin procedures to remove the Company’s common stock from the Nasdaq National Market. Should the Company receive notification from the staff of Nasdaq that its shares of common stock will be delisted, the Company has the right to appeal the staff’s decision.

     14. Legal Proceedings

     The Company, and certain of its subsidiaries, are parties to various legal actions as either plaintiff or defendant. In the Company’s opinion , these proceedings will not have a material adverse affect on its financial position, its cash flows or its overall trends in results. The estimate of the potential impact on its financial position, its overall results of operations or its cash flows for these proceedings could change in the future.

     On April 7, 2000, the Company and Intellesale filed a counterclaim against David Romano and Eric Limont, the former owners of Bostek, Inc. and Micro Components International Incorporated, two companies acquired by Intellesale in June 1999, in the U.S. District Court for the District of Delaware for, generally, breach of contract, breach of fiduciary duty and fraud. Messrs. Romano and Limont had filed their claim generally alleging that their earnout payment from Intellesale was inadequate. In July 2000, the Company and Intellesale amended its counterclaim in the U.S. District Court for the District of Delaware to seek damages for, among other things, securities law violations. In addition, on May 19, 2000, Intellesale and two of its subsidiaries, Bostek, Inc. and Micro Components International Incorporated, filed suits against Messrs. Romano and Limont in Superior Court of Massachusetts to recover damages. In July 2000, Messrs. Romano and Limont amended their complaint in the U.S. District Court for the District of Delaware to add a claim for $10 million for the $10 million payment not made to them. As of January 16, 2001, the Company, Intellesale, Bostek, Inc. and Micro Components International Incorporated settled all claims with Messrs. Romano and Limont. As part of the settlement agreement, Messrs. Romano and Limont agreed to invest up to $6 million in shares of the Company’s common stock and to indemnify the Company against various other litigation filed against Bostek, Inc. The settlement agreement provides for Messrs. Romano and Limont to purchase 3.0 million shares of the Company’s common stock. The Company has issued the common stock pending the closing of the transaction, which as of November 14, 2001, had not yet been consummated. As a condition of settlement, the 3.0 million shares were required to be included on a registration statement with an effective date on or before June 15, 2001. The Company was successful in meeting the June 15, 2001 deadline.

     On June 28, 2000, the Company entered into an agreement and plan of merger with South Seas Data, Inc. Prior to completion of the transaction, the Company became aware of significant shortfalls in the earnings of South Seas and terminated the agreement. South Seas has filed a complaint alleging that we breached the agreement and demanding specific performance. The Company has asserted affirmative defenses and has filed a counterclaim against South Seas and a third-party complaint against an agent of South Seas. Trial has been set for November, 2001. The Company believes the claims made by South Seas are without merit and intends to vigorously defend them.

     On June 8, 2001, three individuals filed suit against the Company and four of its officers in the United States District Court for Delaware seeking equitable relief and damages. The plaintiffs had acquired stock in the Company when the company in which they were shareholders, Computer Equity Corporation, was merged into one of the Company’s subsidiaries in 2000. The suit alleged, inter alia, that, because of asserted violations of federal and state securities laws and breach of a contract by us, the merger transaction should be rescinded. The suit was not served until August 6, by which time, a First Amended Complaint had been filed. As amended, the suit now has eight plaintiffs, all of whom had formerly owned stock in Computer Equity Corporation, and no longer seeks rescission. The various counts of the complaint assert violations of federal and state securities laws for the Company’s alleged failure to register timely the shares issued in connection with the merger; breach of contract by us for allegedly failing to comply with a Registration Rights Agreement regarding the shares; and breach of a covenant of good faith and fair dealing arising from the same matters. In addition, in two counts the plaintiffs seek a declaratory judgment that any future payments due to them under the merger agreement, so called “earnout” payments, due on or before September 30, 2001 and 2002, must be made in cash instead of through issuance of stock, as is permitted in the agreement, because of our alleged failures with regard to registration of shares in the past. The damages sought are those which allegedly arose because of the claimed delay in the registration of the stock issued in connection with the merger in 2000 and are described in the First Amended Complaint as being “not less than $1 million.” On October 18, 2001, the eight plaintiffs filed a motion for leave to file a second amended complaint. The proposed second amended complaint adds Computer Equity Corporation as a defendant. It continues to assert claims for violation of federal securities law, breach of contract for failure to comply with a Registration Rights Agreement, and breach of the covenant of good faith and fair dealing. The proposed second amended complaint adds a breach of contract claim for failure to make the September 30, 2001 “earnout” payment. All other claims were eliminated. Plaintiffs seek over $10 million in damages and rescission, as they ask the Court to return the shares of Computer Equity Corporation. The Court has not ruled on whether it will permit plaintiffs to file the second amended complaint. Computer Equity Corporation has replaced four members of its management team, who are John Ballenger, Fred Henschel, David Schaumburg and Christopher Ballenger, among the plaintiffs in the Delaware litigation, and has filed suit against them in Fairfax County Circuit Court in Fairfax, Virginia. The suit seeks equitable and injunctive relief. The Company believes the claims made by these individuals are without merit and intends to vigorously defend them.

     On August 3, 2001, Prodigy Communications, successor to FlashNet Communications, filed suit against Intellesale in connection with a settlement and computer purchase agreement. Prodigy alleges that Intellesale has not performed under the agreement and seeks damages of $3.0 million. The Company believes the claims made by Prodigy are without merit and intends to vigorously defend them.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our 2000 Annual Report on Form 10-K/A.

     Applied Digital Solutions, Inc. is an advanced digital technology development company. We provide solutions to allow our customers’ existing software and hardware to integrate with our proprietary software. We call the solutions we provide our “I3 Services Platform,” with the I3 standing for “intelligent, integrated information.” We deliver our solutions through three core business segments, Applications, Services and Advanced Wireless, which work together to achieve heightened efficiencies for us and better offerings for our customers.

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

     Approximately two years ago, we developed a patent for what management believes is the world’s first combination of advanced biosensor technology and web-enabled wireless telecommunications linked to Global Positioning (GPS). We branded this future technology “Digital Angel” and merged the technology with a company formerly known as Destron Fearing Corporation. Our goal was to create a new corporation underpinned by the patented technology and complemented by the products and services and revenues of our existing business segments. We united our existing GPS, ASP and animal tracking business units to form Digital Angel Corporation.

     Digital Angel, the product, is now developed and will be launched on November 26, 2001. Digital Angel Corporation, upon necessary approvals, will be merged with Medical Advisory Systems, Inc (MAS) (AMEX:DOC) and we will own 82% of the new combined company. Presently, we own 16.6% of MAS. The new company will be re-named Digital Angel Corporation and will immediately file for Nasdaq listing, subject to meeting the listing requirements at that time.

     Geographic Areas

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

     Approximately 80% of the revenues and 40% of the expenses from our UK Application’s company were generated in Canadian and U.S. dollars for the three and nine months ended September 30, 2001. Approximately 38% of the Canadian manufacturing and engineering company’s revenues and 4% of its expenses were denominated in U.S. dollars for the three and nine months ended September 30, 2001 and 2000. We did not incur any significant foreign currency gains or losses during the three and nine months ended September 30, 2001 and 2000.

     RECENT DEVELOPMENTS

     Continuing Operations

     Effective July 18, 2001, we amended our articles of incorporation to increase the number of common shares authorized from 245.0 million to 345.0 million.

     As a result of the current economic slowdown, which was exacerbated by the terrorists’ attacks on September 11, 2001, we have experienced deteriorating sales for certain of our businesses. This has resulted in the shut down of several of our businesses during the quarter. Also, letters of intent that we have received during the quarter related to the sales of certain of our businesses have indicated a decline in their fair values. The sales of these businesses are being considered due to our current financial condition and do not comprise an entire business segment. Based upon these developments, we have reassessed our future expected operating cash flows and business valuations. This reassessment has resulted in an asset impairment charge of $68.8 million and inventory reserves of $4.3 million during the third quarter of 2001.

     On October 22, 2001, we announced the creation of a new wholly-owned subsidiary, Advanced Power Solutions, Inc. (APSI) which will develop, market and license our new product Thermo Life™, a proprietary, thermoelectric generator powered by body heat.

     On November 1, 2001, we announced that our Board of Directors has approved the merger of our wholly-owned subsidiary, Digital Angel Corporation, with MAS. Under the terms of the agreement and subject to MAS shareholders and lender approval, we will own over 82% of MAS which will be renamed Digital Angel Corporation and will immediately file for a Nasdaq listing, subject to meeting the listing requirements at the time. Presently, we own 16.6% of MAS.

     On November 7, 2001, we announced that Digital Angel Corporation had selected November 26, 2001 as the official launch date for the Digital Angel product. Initial marketing campaigns will focus on South Florida, with its high concentration of favorable demographic groups. Upon completion of this regional rollout and a thorough evaluation of new subscriber demographics and characteristics, the rollout will be extended to markets nationwide.

     Other Transactions

     During the third quarter of 2001, the Company sold certain business assets of its wholly-owned subsidiaries Signal Processors, Limited and ACT Wireless Corp. The total proceeds of $0.9 million in cash and notes receivable resulted in a pre-tax loss of approximately $3.0 million.

     Nasdaq Listing

     On July 12, 2001, we received notification from Nasdaq that we had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days, as required by the Nasdaq National Market. Nasdaq has suspended the minimum bid price requirement until Janurary 2, 2002. Once the moratorium is lifted, if we are unable to satisfy this requirement, Nasdaq may begin procedures to remove our common stock from the Nasdaq National Market. Should we receive notification from the staff of Nasdaq that our shares of common stock will be delisted, we have the right to appeal the staff’s decision.

     Discontinued Operations

     On March 1, 2001, our Board of Directors approved the sale of Intellesale and all of our other non-core businesses. We determined these businesses were not strategic or complementary to our core business segments and should be disposed. The results of operations of these segments have been reclassified and reported as Discontinued Operations for all periods presented. Our plan of disposal anticipates that these entities will be disposed or closed within 12 months from March 1, 2001, our defined “measurement date”. Proceeds from the sale of Discontinued Operations will be used to pay down debt.

     Effective October 1, 2001, we sold 100% of the stock of our wholly-owned subsidiary, Hopper Manufacturing Co., Inc. (Hopper). The sales proceeds approximated those estimated at September 30, 2001. Hopper’s operations are included in Discontinued Operations, and the sale is part of our plan of disposal of our Discontinued Operations.

     OUR BUSINESS

     Our primary businesses are organized into three business segments:

     Applications — Our Applications segment provides proprietary software applications for large retail application environments, including point of sale, data acquisition, asset management and decision support systems and develops programs for portable data collection equipment, including wireless hand-held devices. We equip our customers with the necessary tools and support services to enable them to make a successful transition to implementing e-business practices, Call Center Solutions, Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) solutions, website design, and application and internet access services to customers of our other divisions.

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

     Advanced Wireless — Our Advanced Wireless segment is engaged in the business of developing and bringing to market technology used to locate, monitor and identify animals, people and objects. The Company’s advanced wireless business, Digital Angel Corporation, has four divisions: the existing Animal Tracking Business, the newly developed Digital Angel technology, the Digital Angel Delivery System and Radio Communications and Other.

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

     The Digital Angel business division develops and markets advanced technology to gather location data and local sensory data and to communicate that data to a ground station. The Digital Angel technology is actually the novel combination of three technologies: wireless communication (e.g. cellular), sensors (including bio-sensors) and position location technology (including GPS and other systems). We plan to introduce this technology into a variety of products to suit different applications ranging from medical monitoring to asset management. Our official launch date for Digital AngelTM is set for November 26, 2001.

     Following communication of data to the ground station, the Digital Angel Delivery System (also called DADS) manages the data in an application-specific format. For example, the medical applications gather bio-readings such as pulse and temperature, and communicate that data, along with location data, to a ground station or call center. If the readings suggest a critical health situation, emergency aid could be dispatched through the services of MAS. For the pet location applications, the location information is available via call center or secure Internet site. DADS’ main mission is to provide:

•	an interface to wireless access,

•	an immediate and effective response to variable conditions,

•	an improved event decision-making,

•	a storage of critical data,

•	a secure authentication to data,

•	an improved customer contact, and

•	an application-specific logic for certain markets.

     The Radio Communications and Other business division consists of the design, manufacture and support of secure GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets.

     RESULTS OF OPERATIONS

     The following table summarizes our results of operations as a percentage of net operating revenue for the three and nine month periods ended September 30, 2001 and 2000 and is derived from the unaudited consolidated statements of operations in Part I, Item 1 of this report.

	Relationship to Revenue Three Months Ended September 30,		Relationship to Revenue Nine Months Ended September 30,
	2001	2000	2001	2000
	%	%	%	%

Product revenue	74.5	72.0	71.7	69.5
Service revenue	25.5	28.0	28.3	30.5

Total revenue	100.0	100.0	100.0	100.0
Cost of products sold	68.6	50.5	55.6	45.9
Cost of services sold	15.6	13.3	14.7	14.7

Total cost of products and services sold	84.2	63.8	70.3	60.6

Gross profit	15.8	36.2	29.7	39.4
Selling, general and administrative expenses	(64.6)	(34.5)	(47.7)	(41.8)
Research and development	(4.0)	(1.0)	(3.7)	(0.7)
Loss on disposition of assets	(9.6)	(0.0)	(3.1)	(0.0)
Interest, taxes and other non-cash charges:
Asset impairment	(166.2)	(0.0)	(53.5)	(0.0)
Non-cash compensation expense	(3.0)	(0.0)	(1.0)	(0.0)
Depreciation and amortization	(18.5)	(5.1)	(16.7)	(4.6)
Interest income	1.2	0.3	1.2	0.7
Interest expense	(5.7)	(3.9)	(4.7)	(4.1)

Loss from continuing operations before benefit for income taxes, minority interest and equity in net loss of affiliate	(254.6)	(7.9)	(99.5)	(11.0)
Provision (benefit) for income taxes	8.9	(0.1)	16.8	(1.4)

Loss from continuing operations before minority interest and equity in net loss of affiliate	(263.5)	(7.8)	(116.3)	(9.6)

Minority interest	(0.1)	0.1	(0.4)	0.1
Equity in net loss of affiliate	(1.0)	(0.0)	(0.7)	(0.0)

Loss from continuing operations	(264.4)	(7.9)	(116.6)	(9.7)
(Loss) income from discontinued operations, net of income
taxes	(1.8)	3.7	(17.4)	(11.5)

Extraordinary gain	0.0	0.0	7.3	0.0

Net loss	(266.2)	(4.2)	(126.7)	(21.2)
Preferred stock dividends and other	(0.2)	(0.0)	(0.9)	(0.0)
Accretion of beneficial conversion feature of redeemable
preferred stock – series C	(0.0)	(0.0)	(7.3)	(0.0)

Net loss available to common shareholders	(266.4)	(4.2)	(134.9)	(21.2)

25

     Revenue

     Revenue from Continuing Operations for the third quarter of 2001 was $41.4 million, an increase of $0.4 million, or 1.0%, from $41.0 million in the third quarter of 2000. Revenue from Continuing Operations for the nine months ended September 30, 2001 was $128.6 million, an increase of $31.0 million, or 31.8%, from $97.6 million for the nine month ended September 30, 2000.

     Revenue for each of the continuing operating segments was:

	Three Months Ended September 30, (In thousands)

	2001			2000

	Product	Service	Total	Product	Service	Total

Applications	$3,800	$4,140	$7,940	$3,513	$4,995	$8,508
Services -
Telephony	6,911	2,639	9,550	9,424	2,852	12,276
Networks	11,386	2,414	13,800	10,335	2,423	12,758

Total Services	18,297	5,053	23,350	19,759	5,275	25,034
Advanced Wireless	8,737	1,326	10,063	6,213	1,165	7,378
Corporate		13	13	—	53	53

Total	$30,834	$10,532	$41,366	$29,485	$11,488	$40,973

	Nine Months Ended September 30, (In thousands)

	2001			2000

	Product	Service	Total	Product	Service	Total

Applications	$11,224	$16,124	$27,348	$10,483	$13,291	$23,774
Services -
Telephony	24,684	9,385	34,069	19,902	7,308	27,210
Networks	29,591	6,665	36,256	23,926	7,100	31,026

Total Services	54,275	16,050	70,325	43,828	14,408	58,236
Advanced Wireless	26,766	4,104	30,870	13,529	1,837	15,366
Corporate	—	103	103	—	167	167

Total	$92,265	$36,381	$128,646	$67,840	$29,703	$97,543

     Changes during the periods were:

     For the third quarter, revenue from our Applications segment decreased $0.6 million, or 6.7%. For the nine months ended September 30, 2001, revenue increased $3.6 million or 15.0%. During the third quarter of 2001, revenue decreased primarily due to lower sales of software applications and implementation services and a reduction in revenue due to the sale of all of the business assets of two existing businesses during the quarter, while the increase in revenue for the first nine months of 2001 was the result of acquisitions during 2000.

     Our Services segment is divided into two business groups – Telephony and Networks:

     Our Telephony group’s revenue decreased $2.7 million, or 22.2%, and increased $6.9 million, or 25.2%, respectively, in the third quarter and first nine months of 2001. Revenue from existing businesses decreased during the three and nine-month periods ended September 30, 2001 primarily as a result of a decrease in demand in the telecommunications market during the periods. The increase in the revenue for the first nine months of 2001 was due to Computer Equity Corporation, acquired in the second quarter of 2000.

     Our Networks group’s revenue increased $1.0 million, or 8.2%, and $5.2 million, or 16.9%, in the third quarter and first nine months of 2001, respectively. The increases were due to the acquisition of SysComm International Corporation, SysComm, during the fourth quarter of 2000, offset by a reduction in revenues from existing businesses.

     Revenue from our Advanced Wireless segment increased $2.7 million, or 36.4%, and $15.5 million, or 100.9%, in the three and nine months ending September 30, 2001, respectively. Companies acquired in 2000 contributed $3.0 million, or 111.1%, and $17.6 million, or 113.5% of this increase in the third quarter and first nine months of 2001, respectively. Partially offsetting the increases was a decline in the existing business unit’s revenue resulting primarily from a significant one-time order in the first quarter of 2000 and the loss of a significant contract in the first nine months of 2001.

     Gross Profit and Gross Profit Margin

     Gross profit from Continuing Operations for the third quarter was $6.5 million, a decrease of $8.3 million, or 56.0%, from $14.8 million in the third quarter of 2000. Gross profit from Continuing Operations for the first nine months of 2001 was $38.2 million, a decrease of $0.3 million, or 0.7%, from $38.4 million in the first nine months of 2000. As a percentage of revenue, our gross profit margin was 15.8% and 36.2% for the three months ended September 30, 2001 and 2000, respectively, and 29.7% and 39.4% for the nine months ended September 30, 2001 and 2000, respectively.

     Gross profit from Continuing Operations for each operating segment was:

	Three Months Ended September 30, (In thousands)

	2001			2000

	Product	Service	Total	Product	Service	Total

Applications	$773	$1,116	$1,889	$1,880	$2,662	$4,542
Services -
Telephony	(2,815)	1,081	(1,734)	2,809	1,404	4,213
Networks	1,250	1,253	2,503	1,522	1,376	2,898

Total Services	(1,565)	2,334	769	4,331	2,780	7,111
Advanced Wireless	3,249	602	3,851	2,595	533	3,128
Corporate		13	13	—	53	53

Total	$2,457	$4,065	$6,522	$8,806	$6,028	$14,834

	Nine Months Ended September 30, (In thousands)

	2001			2000

	Product	Service	Total	Product	Service	Total

Applications	$5,343	$7,517	$12,860	$6,127	$6,568	$12,695
Services -
Telephony	1,697	4,215	5,912	6,998	3,855	10,853
Networks	3,340	3,537	6,877	3,989	4,059	8,048

Total Services	5,037	7,752	12,789	10,987	7,914	18,901
Advanced Wireless	10,350	2,078	12,428	5,917	763	6,680
Corporate	—	103	103	—	167	167

Total	$20,730	$17,450	$38,180	$23,031	$15,412	$38,443

Gross profit margin from Continuing Operations for each operating segment was:

	Three Months Ended September 30,

	2001			2000

	Product	Service	Total	Product	Service	Total
	%	%	%	%	%	%

Applications	20.3	27.0	23.8	53.5	53.3	53.4
Services -
Telephony	(40.7)	41.0	(18.2)	29.8	49.2	34.3
Networks	11.0	51.9	18.1	14.7	56.8	22.7

Total Services	(8.6)	46.2	3.3	21.9	52.7	28.4
Advanced Wireless	37.2	45.4	38.3	41.8	45.8	42.4
Corporate	0.0	100.0	100.0	0.0	100.0	100.0

Total	8.0	38.6	15.8	29.9	52.5	36.2

27

	Nine Months Ended September 30,

	2001			2000

	Product	Service	Total	Product	Service	Total
	%	%	%	%	%	%

Applications	47.6	46.6	47.0	58.4	49.4	53.4
Services -
Telephony	6.9	44.9	17.4	35.2	52.8	39.9
Networks	11.3	53.1	19.0	16.7	57.2	25.9

Total Services	9.3	48.3	18.2	25.1	54.9	32.5
Advanced Wireless	38.7	50.6	40.3	43.7	41.5	43.5
Corporate	0.0	100.0	100.0	0.0	100.0	100.0

Total	22.5	47.9	29.7	33.9	51.9	39.4

     Changes during the periods were:

     Gross profit from our Applications segment decreased $2.7 million in the third quarter of 2001 and margins decreased to 23.8% from 53.4% in the third quarter of 2000. Gross profit increased $0.2 million in the first nine months of 2001, and margins decreased to 47.0% from 53.4% in the first nine months of 2000. During the third quarter of 2001, gross profit and margins decreased as a result of inventory reserves of $0.6 million, reduced sales and the sale of the business assets of two businesses in the segment. The increase in gross profit for the first nine months of 2001 was the result of acquisitions during 2000, partially offset by the reductions noted above. The inventory reserve resulted from a letter of intent for one of the businesses that has indicated a decline in the fair market value of their inventory.

     Our Telephony group’s gross profit decreased $5.9 million and $4.9 million, or 141.5% and 45.5%, in the third quarter and first nine months of 2001, respectively. Gross margins decreased during the three and nine-month periods ended September 30, 2001 primarily as a result of inventory reserves of $3.7 million recorded in the third quarter of 2001, a decrease in demand in the telecommunications market during the periods and the closure of one of the businesses in this segment during the third quarter of 2001. The inventory reserve resulted from letters of intent for the sale of two businesses that we received during the quarter that have indicated a decline in the fair market value of their inventory.

     Our Network group’s gross profit decreased $0.4 million and $1.2 million, or 13.7% and 14.6%, during the third quarter and first nine months of 2001, respectively. Gross margin percentage declined to 18.1% and 19.0% in the third quarter and first nine months of 2001, respectively, from 22.7% and 25.9% in third quarter and first nine months of 2000, respectively. The poor performance of the economy, and the technology sector in particular, resulted in lower capital spending and increased incentives. This has resulted in the closure of a business in this segment and contributed to the decline in the overall gross profit and margin percentage.

     Gross profit from our Advanced Wireless segment increased by $0.7 million, or 23.1%, and by $5.7 million, or 86.0%, during the third quarter and first nine month of 2001, respectively. Companies acquired in 2000 contributed $1.0 million and $6.6 million of the increase for the third quarter and first nine months of 2001, respectively, while gross margin from an existing business declined as a result of lower revenue from this source. The gross margin percentage declined to 38.3% and 40.3% in the third quarter and first nine month of 2001, respectively, from 42.4% and 43.5% in the third quarter and first nine months of 2000, respectively, because the businesses acquired during 2000 earn lower margin percentages than our existing business.

     Selling, General and Administrative Expense

     Selling, general and administrative expenses from Continuing Operations were $26.7 million and $61.3 million in the third quarter and first nine months of 2001, respectively, an increase of $12.6 million, or 89.4%, and $20.8 million, or 51.1%, over the $14.1 million and $40.7 million reported in the third quarter and first nine months of 2000, respectively. As a percentage of total revenue, selling, general and administrative expenses from Continuing Operations increased to 64.6% in the third quarter of 2001, from 34.5% in the third quarter of 2000 and increased to 47.7% in the first nine months of 2001, from 41.8% in the first nine months of 2000.

     At the segment level, selling, general and administrative expense increased primarily due to acquisitions during the last nine months of 2000. Beginning in the fourth quarter of 2000, and commencing January 1, 2001, we mandated strict and severe cost cutting measures throughout the organization. At the segment level, these measures included a complete review and reduction of selling, general and administrative expenses by at least 10%. At the corporate level, we have eliminated the levels of 2000 expenditures for bonuses, staffing, annual corporate meetings, and due diligence expense. During the third quarter of 2001, Corporate’s selling, general and administrative expense increased significantly primarily as a result of an increase in bad debt reserves for notes receivable as more fully discussed below.

Selling, general and administrative expense for each of the operating segments was:

	Three Months Ended September 30, (In thousands)		Nine Months Ended September 30, (In thousands)
	2001	2000	2001	2000

Applications	$5,543	$4,359	$16,014	$12,168
Services -
Telephony	2,753	3,400	8,945	8,424
Networks	2,302	1,616	7,166	5,808

Total Services	5,055	5,016	16,111	14,232
Advanced Wireless	2,640	1,516	8,031	4,810
Corporate	13,494	3,227	21,152	9,529

Total	$26,732	$14,118	$61,308	$40,739

Selling, general and administrative expense as a percentage of revenue for each of the operating segments was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	%	%	%	%

Applications	69.8	51.2	58.6	51.2
Services -
Telephony	28.8	27.7	26.3	31.0
Networks	16.7	12.7	19.8	18.7

Total Services	21.6	20.0	22.9	24.4
Advanced Wireless	26.2	20.5	26.0	31.3
Corporate (1)	32.6	7.9	16.4	9.8

Total	64.6	34.5	47.8	41.8

(1)  Corporate’s percentage has been calculated as a percentage of total revenue.

     Changes during the periods were:

     Our Applications segment’s selling, general and administrative expenses increased $1.2 million, or 27.2%, in the third quarter of 2001 and $3.8 million, or 31.6%, in the first nine months of 2001. Companies acquired in the last nine months of 2000 contributed $1.4 million and $4.4 million of this increase in the quarter and first nine months of 2001, respectively. Selling expense increased as a percentage of revenue primarily because two companies acquired in 2000 incur higher selling expenses as a percentage of revenue than our existing businesses.

     Our Telephony group’s selling, general and administrative expenses decreased by $0.6 million, or 19.0%, to $2.8 million in the third quarter of 2001, from $3.4 million in the third quarter of 2000 due to staff reductions and other cost saving measures. Selling, general and administrative expenses increased by $0.5 million, or 6.2%, to $8.9 million in the first nine months of 2001, from $8.4 million in the first nine months of 2000. The acquisition of Compec during the second quarter of 2000 contributed $1.3 million of this increase, partially offset by cost saving measures at existing businesses.

     Our Network group’s selling, general and administrative expenses increased $0.7 million, or 42.5%, to $2.3 million in the third quarter of 2001, from $1.6 million in the third quarter of 2000 and by $1.4 million, or 23.4%, to $7.2 million in the first nine months of 2001, from $5.8 million in the first nine months of 2000. The acquisition of SysComm during the fourth quarter of 2000 increased expenses by $0.7 million and $2.0 million in the third quarter and first nine months of 2001, respectively. Partially offsetting the increase related to SysComm in the first nine months of 2001 was a reduction in expenses due to cost savings from the consolidation of two of our existing companies within this group.

     Selling, general and administrative expenses from our Advanced Wireless segment increased $1.1 million, or 74.1%, in the third quarter of 2001 and $3.2 million, or 67.0% in the first nine months of 2001. Acquisitions completed throughout the last nine months of 2000 contributed $0.9 million and $3.5 million of the increase in the third quarter and first nine months of 2001, respectively.

     Corporate selling, general and administrative expenses increased $10.3 million, or 318.2%, in the third quarter of 2001 and $11.8 million, or 123.5%, in the first nine months of 2001. During the third quarter of 2001, Corporate’s selling, general and administrative expense increased significantly primarily as a result of an increase in bad debt reserves on notes receivable. The reserves were considered necessary based upon several factors that occurred during and subsequent to the third quarter of 2001. These were:

(a) A debtor declared bankruptcy, which resulted in a reserve of $2.5 million.

(b) $6.0 million of a note receivable associated with a business sold in December 2000, was deemed un-collectible as the debtor has experienced significant business interruptions directly related to September 11, 2001 and;

(c) A third debtor was delinquent under a required payment obligation resulting in a reserve of $2.3 million.

     Partially offsetting these increases were decreases in personnel-related expenditures and other expenses as a result of staff reductions and cost savings initiatives.

     Research and Development

     Research and development expense from Continuing Operations was $1.7 million for the third quarter of 2001, an increase of $1.3 million, or 325.0%, from $0.4 million in the third quarter of 2000. Research and development expense from Continuing Operations was $4.7 million for the first nine months of 2001, an increase of $4.0 million, or 571.4%, from $0.7 million in the first nine months of 2000. As a percentage of revenue, research and development expense increased to 4.0% in the third quarter of 2001 from 1.0% in the third quarter of 2000 and to 3.7% in the first nine months of 2001 from 0.7% in the first nine months of 2000

     Research and development expense for each of the operating segments was:

	Three Months Ended September 30, (In thousands)		Nine Months Ended September 30, (In thousands)
	2001	2000	2001	2000

Applications	$325	$—	$999	$—
Services -
Telephony	—	—	—	—
Networks	—	—	—	—

Total Services	—	—	—	—
Advanced Wireless	1,328	406	3,742	719
Corporate	—	—	—	—

Total	$1,653	$406	$4,741	$719

The significant increase is due to research and development activities associated with our Digital Angel and Thermal Life TM products and acquisitions made during the last four months of 2000. 30

     Depreciation and Amortization

     Depreciation and amortization expense from Continuing Operations was $7.6 million for the third quarter of 2001, an increase of $5.5 million, or 261.9%, from $2.1 million in the third quarter of 2000. Depreciation and amortization expense from Continuing Operations was $21.6 million for the first nine months of 2001, an increase of $17.1 million, or 380.0%, from $4.5 million in the first nine months of 2000. As a percentage of revenue, depreciation and amortization expense increased to 18.5% in the third quarter of 2001 from 5.1% in the third quarter of 2000 and to 16.8% in the first nine months of 2001 from 4.6% in the first nine months of 2000. The increase is due primarily to significantly higher goodwill amortization resulting from acquisitions and the change in useful lives.

     In conjunction with our review for impairment of goodwill and other intangible assets in the fourth quarter of 2000, we reviewed the useful lives assigned to acquisitions and, effective October 1, 2000, changed the lives to periods ranging from 5 to 10 years, down from periods ranging from 10 to 20 years to reflect current economic trends associated with the nature of recent acquisitions made. The impact in the first nine months of 2001 of this change was an increase in the amortization of approximately $8.0 million.

     Depreciation and amortization expense for each of the operating segments was:

	Three Months Ended September 30, (In thousands)		Nine Months Ended September 30, (In thousands)
	2001	2000	2001	2000

Applications	$288	$240	$956	$573
Services -
Telephony	109	201	332	428
Networks	161	32	520	117

Total Services	270	233	852	545
Advanced Wireless	344	165	910	418
Corporate (1)	6,736	1,434	18,835	2,930

Total	$7,638	$2,072	$21,553	$4,466

(1) Includes consolidation adjustments for goodwill amortization of $5.7 million and $1.0 million in third quarter of 2001 and 2000, respectively and $16.1 million and $1.9 million in the first nine months of 2001 and 2000, respectively.

     The increases during the periods are primarily the result of increased depreciation from companies acquired during the last nine months of 2000. Telephony’s depreciation and amortization expense decreased during the 2001 periods primarily due to the termination of capitalized leases.

     Corporate’s depreciation and amortization increased by $5.3 million, or 378.6%, to $6.7 million in the third quarter of 2001 from $1.4 million in the third quarter of 2000 and by $15.9 million, or 548.3%, to $18.8 million in the first nine months of 2001 from $2.9 million in the first nine months of 2000. These increases reflect amortization on additional goodwill associated with companies acquired throughout the last nine months of 2000 as well as a reduction in the lives assigned to goodwill from 10 to 20 years to 5 and 10 years beginning in the fourth quarter of 2000.

     Loss on Disposal of Assets

     The loss on the disposal of assets of $4.0 million for the three and $4.1 million for the nine months ended September 30, 2001, was primarily due to sales of the business assets of our wholly-owned subsidiaries Signal Processors, Limited and ACT Wireless Corp. during the third quarter of 2001.

     Asset Impairment

     As a result of the current economic slowdown, which was exacerbated by the terrorists’ attacks on September 11, 2001, we have experienced deteriorating sales for certain of our businesses. This has resulted in the shut down of several of our businesses during the quarter. Also, letters of intent that we have received during the quarter related to the sales of certain of our businesses have indicated a decline in their fair values. The sales of these businesses are being considered due to our current financial condition and do not comprise the sale of an entire business segment. Based upon these developments, we have reassessed our future expected operating cash flows and business valuations. This reassessment has resulted in the following asset impairments for the three and nine months ended September 30, 2001:

(In thousands)
Goodwill:
Applications	$37,527
Services:
Telephony	12,912
Networks	9,766

Total goodwill	60,205
Property and equipment	2,540
Software and other	6,019

$68,764

     In addition to the impairments above, we have recorded an inventory reserve of $4.3 million, which is included in the financial statements in cost of products sold for the three and nine months ended September 30, 2001.

     As of September 30, 2001, the net book value of goodwill is $98.7 million. Based upon two independent valuations of the Advanced Wireless segment, our current projections of future operating cash flows and the current estimated fair market values of businesses associated with the goodwill, we believe that this goodwill is not impaired.

     Non-cash Compensation Expense

     Non-cash compensation expense was $1.2 million for the three and nine months ended September 30, 2001. The expense resulted from re-pricing 18.8 million stock options during the third quarter of 2001. The options had original exercise prices ranging from $0.69 to $6.34 per share and have been modified to change the exercise price to $0.15 per share. Due to the modification, these options will be accounted for as variable options under APB Opinion No. 25 and fluctuations in our common stock price will result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expire.

     Interest Income and Expense

     Interest income was $0.4 million and $0.1 million, for the third quarters of 2001 and 2000, respectively, and $1.5 million and $0.7 million for the first nine months of 2001 and 2000, respectively. Interest income is earned primarily from short-term investments and notes receivable.

     Interest expense was $2.4 million and $1.6 million for the third quarters of 2001 and 2000, respectively, and $6.0 million and $4.0 million for the first nine months of 2001 and 2000, respectively. Interest expense is a function of the level of outstanding debt and is principally associated with revolving credit lines, notes payable and term loans.

     Income Taxes

     We had effective tax (benefit) rates of 3.5% and (1.8)% in the third quarters of 2001 and 2000, respectively, and 17.0% and (13.3)% in the first nine months of 2001 and 2000, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from non-deductible goodwill amortization associated with acquisitions, state taxes net of federal benefits and the increase or reduction of valuation allowances related to net operating loss carryforwards. As of September 30, 2001, we have provided a valuation allowance to fully reserve both our third quarter 2001 tax benefit and our existing net deferred tax assets. The increase in the valuation allowance is a result of the losses incurred during the three and nine months ended September 30, 2001, as well as our projections of future taxable income.

     Extraordinary Gain

     As a result of settling certain disputes between us, the former owners of Bostek, Inc. and an affiliate of Bostek, as more fully discussed in footnote 7 to the Consolidated Financial Statements, the parties agreed to forgive a $9.5 million payable provided we registered approximately 3.0 million common shares by June 15, 2001. We were successful in meeting the June 15, 2001 deadline and, accordingly, the extinguishment of the $9.5 million payable was recorded in June 2001 as an extraordinary gain.

RESULTS OF DISCONTINUED OPERATIONS

     The following discloses the results of Intellesale and all other non-core businesses comprising Discontinued Operations for the period January 1 to March 1, 2001 and the three and nine months September 30, 2000:

	January 1, through March 1,	Three Months Ended September 30,	Nine Months Ended September 30,

	2001	(In thousands) 2000	2000

Product revenue	$13,039	$28,717	$113,552
Service revenue	846	4,157	11,768

Total revenue	13,885	32,874	125,320
Cost of products sold	10,499	22,914	104,125
Cost of services sold	259	2,685	7,458

Total cost of products and services sold	10,758	25,599	111,583

Gross profit	3,127	7,275	13,737
Selling, general and administrative expenses	2,534	5,782	29,994
Depreciation and amortization	264	1,065	3,070
Interest, net	29	45	136
Provision (benefit) for income taxes	34	(1,163)	(8,503)
Minority interest	53	53	200

Income (loss) from discontinued operations	$213	$1,493	$(11,160)

     The above results do not include any allocated or common overhead expenses. Included in Interest, net, above are interest charges based on the debt of these businesses that we believe will be assumed by a purchaser when the business is sold.

     During the first nine months of 2001, Discontinued Operations incurred actual losses in excess of estimated operating losses accrued on the measurement date of $8.4 million. The primary reasons for the excess losses were due to inventory write-downs of $4.5 million during the second quarter of 2001 and a decrease in estimated revenues as certain of the businesses were closed in the second and third quarters of 2001. During the second quarter of 2001, we increased our estimated loss on the sale/closure of Intellesale by $13.9 million as a result of a combination of the deteriorating market condition for the technology sector as well as our strategic decision to reallocate funding to our core businesses. We also increased our estimated loss on the sale of Innovative Vacuum Solutions, Inc., which was sold during the second quarter of 2001, by $0.2 million.

     In the second quarter of 2000, Intellesale recorded a pre-tax charge of $17.0 million. Included in this charge was an inventory reserve of $8.5 million for products Intellesale expected to sell below cost (included in cost of goods and services sold), $5.5 million related to specific accounts and other receivables, and $3.0 million related to fees and expenses incurred in connection with Intellesale’s cancelled public offering and certain other intangible assets. This charge reflects the segment’s decreasing revenue trend, lower quarterly gross profits and the expansion of Intellesale’s infrastructure into a major warehouse facility. In addition, a more competitive business environment resulting from an overall slowdown in Intellesale’s business segment, as well as management’s attention to certain operational and legal issues, contributed to the negative results for the first nine months of 2000.

     The following are the components of the change in estimate of the loss on disposal of Discontinued Operations and operating losses during the phase out period for the nine months ended September 30, 2001.

Operating losses	$8,429
Estimated loss on sale	14,108

Total	$22,537

     LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

     As of September 30, 2001, cash and cash equivalents totaled $3.1 million, a decrease of $4.9 million, or 61.3%, from $8.0 million at December 31, 2000. We utilize a cash management system to apply excess cash on hand against our revolving credit facility for which we had no availability at September 30, 2001, down from $17.0 million at December 31, 2000. The Second Amended and Restated Term and Revolving Credit Agreement with IBM Credit, as amended on March 30, 2001 and July 1, 2001, reduced the total availability on the revolver from $67.3 at December 31, 2000 to $53.4 million at March 30, 2001. As of September 30, 2001, IBM has temporarily advanced the Company $11.8 million in excess funding under the U.S. revolving credit line. The temporary advances are under the terms and conditions of our revolving credit agreement and are provided at the discretion of IBM. Cash used in operating activities totaled $13.0 million and $33.6 million in first nine months of 2001 and 2000, respectively. In the first nine months of 2001, cash was used primarily to reduce accrued expenses and to fund Discontinued Operations, after adjusting for the net loss and for non-cash charges. Partially offsetting the uses of cash were an increase in cash from the collection of accounts receivable. In the first nine months of 2000, cash was used primarily to decrease accounts payable and accrued expenses and to increase accounts receivable, inventories and other current assets and to fund Discontinued Operations, after adjusting for the net loss, the loss from Discontinued Operations and for non-cash charges.

     Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased by $6.3 million, or 14.4%, to $37.6 million at September 30, 2001 from $43.9 million at December 31, 2000. This decrease was primarily as a result of increased collection efforts during the first nine months of 2001.

     Inventory levels decreased by $5.6 million or 45.5% to $6.7 million at September 30, 2001 compared to $12.3 million at December 31, 2000. This decrease was primarily due to an inventory reserve of $4.3 million recorded in the third quarter of 2001.

     Other assets decreased $18.0 million to $7.1 million at September 30, 2001 compared to $25.1 million at December 31, 2000, primarily as a result of an increase in the deferred tax asset valuation allowance.

     Accounts payable increased by $3.9 million, or 23.1%, to $20.8 million at September 30, 2001 from $16.9 million at December 31, 2000. The increase was primarily attributable to a change in our cash management strategy.

     Accrued expenses decreased by $5.2 million, or 31.8%, to $11.2 million at September 30, 2001 from $16.4 million at December 31, 2000. The decrease is attributable to the payment during 2001 of various accrued expenses accrued in the fourth quarter of 2000.

     “Due to sellers of acquired subsidiary” represented the deferred purchase price due to the Bostek sellers. During June 2001, we satisfied certain contingencies, as discussed in Part II, Item 1. Legal Proceedings, and the debt was forgiven. The extinguishment of the $9.5 million payable was recorded as an extraordinary gain in the second quarter of 2001.

     Earnout and put accruals represent the accrued earnout and deferred purchase price payments earned at September 30, 2001 and December 31, 2000, respectively. The reduction of $18.0 million at September 30, 2001, represents amounts payable at December 31, 2000 subsequently settled by the issuance of shares of our common stock.

     Investing activities used cash of $3.2 million in the first nine months of 2001, and provided cash of $16.2 million in the first nine months of 2000. In the first nine months of 2001, $2.6 million was spent to acquire property and equipment, $0.5 million was used to increase other assets and Discontinued Operations used $1.0 million. Partially offsetting the uses was $0.7 million in collection of notes receivable. In the first nine months of 2000, $30.6 million was collected from the purchaser of TigerTel, $0.8 million was provided by the sale of property and equipment and $0.4 million was provided by Discontinued Operations, offset by cash of $10.5 million used to acquire businesses, $4.4 million used to acquire property and equipment and $0.8 million used to increase other assets.

     Cash of $11.3 million was provided by financing activities in the first nine months of 2001 while cash of $23.1 million was provided by financing activities in the first nine months of 2000. In the first nine months of 2001, sources of cash were primarily proceeds from notes payable of $14.6 million. Primary sources of cash in the first nine months of 2000 included net borrowings of $8.3 million and $9.5 million from notes payable and long-term debt, respectively, and $6.1 million from the issuances of common stock.

     One of our stated objectives is to maximize cash flow, as management believes positive cash flow is an indication of financial strength. However, due to our significant growth rate, and our development of new technologies, our investment needs have increased. Consequently, we may continue in the future to use cash from operations and may continue to generate cash through financing activities such as the sale of preferred or common stock and/or bank borrowing, if available.

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

(b)	a term loan A of up to $21.5 million, and

(c)	a term loan C of up to $1.6 million.

     The revolving credit line may be used for general working capital requirements, capital expenditures and certain other permitted purposes and is repayable in full on May 25, 2002. The USA revolving credit line bears interest at the 30-day LIBOR rate plus 3.25%; the Canadian revolving credit line bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 1.67%. As of September 30, 2001, the LIBOR rate was approximately 3.64% and approximately $61.3 million outstanding on the U.S. revolving credit line, which is included in short-term debt and approximately $3.4 million was outstanding on the Canadian revolving credit line, which is included in the net assets of Discontinued Operations. As of September 30, 2001, IBM has temporarily advanced the Company $11.8 million in excess funding under the U.S. revolving credit line. The temporary advances are under the terms and conditions of our revolving credit agreement and are provided at the discretion of IBM.

     Term loan A bears interest at the 30-day LIBOR rate plus 4.00%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of September 30, 2001, approximately $21.5 million was outstanding on this loan, which is included in short-term debt.

     Term loan C bears interest at the base rate as announced by the Toronto-Dominion Bank of Canada each month plus 1.67%, is amortized in quarterly installments over six years and is repayable in full on May 25, 2002. As of September 30, 2001, the Toronto-Dominion’s rate was approximately 5.75% and approximately $1.6 million was outstanding on this loan, which is included in the net assets of Discontinued Operations.

     Amounts outstanding under the IBM Agreement are secured by a security interest in substantially all of our assets, including shares of our subsidiaries.

     The IBM Agreement, as amended on March 30, 2001 and July 1, 2001, contains debt covenants relating to our financial position and performance, as well as restrictions on the declarations and payments of dividends and redemption of preferred stock. Those covenants and the covenant requirements are as follows:

	Covenant	Covenant Requirement As of the following dates not less than:

(i)	Tangible Net Worth	09/30/01	(35,000,000)
		12/31/01	(34,500,000)
		03/31/02	(20,000,000)

(ii)	Current Assets to Current Liabilities	09/30/01	0.8:1.0
		12/31/01	0.8:1.0
		03/31/02	1.0:1.0

(iii)	Minimum Cumulative EBITDA	09/30/01	7,000,000
		12/31/01	11,000,000
		03/31/02	10,000,000

     On March 8, 2001 we notified IBM Credit that as of and for the quarter ended December 31, 2000, we were not in compliance with the covenants for Tangible Net Worth and Minimum EBITDA and that we had a collateral shortfall. IBM Credit agreed to waive such non-compliance and, on March 30, 2001, we, IBM Credit and others entered into a waiver and amendment to the credit agreement. In connection therewith we agreed to pay IBM Credit a $375,000 waiver fee, and we granted IBM Credit warrants to acquire 2.9 million shares of our common stock valued at $1.9 million and warrants to acquire 1.2 million shares of Digital Angel Corporation’s common stock valued at $0.3 million.

     We were also not in compliance with our minimum EBITDA and collateral shortfall covenants at June 30, 2001. Effective July 1, 2001, we and IBM Credit amended the IBM Agreement extending until October 1, 2001 the payments due on July 1, 2001, which we were unable to pay.

     As of September 30, 2001, we had a negative Tangible Net Worth of $(59.1) million or $24.1 million less than the minimum requirement, actual EBITDA was $(101.9) million, or $108.9 million less than the Minimum EBITDA covenant, Current Assets to Current Liabilities was 0.49 to 1.0 compared to a minimum requirement of 0.80 to 1.0 and we had a collateral shortfall of $33.1 million, or $24.5 million more than the allowable shortfall of $8.6 million. In addition, we failed to make interest and principal payments due to IBM under the credit agreement, including the principal payment originally due on July 1, 2001. We have not received, and do not anticipate receiving, waivers concerning the defaults. The Tangible Net Worth and Minimum EBITDA covenants are based on cumulative financial results and additional interest and principal payments will continue to become due under the credit agreement. As a result, if we are not successful in amending the IBM Agreement, we may not be able to maintain compliance with certain covenants and payment obligations in the future. We are currently seeking to restructure our credit agreement with IBM Credit. The IBM Agreement matures on May 25, 2002, and accordingly, it is classified in our financial statements as short-term debt.

     We believe that we will be successful in our efforts to restructure the IBM Agreement. There can be no assurance, however, that our ongoing discussions with IBM Credit concerning the restructuring of the credit arrangements will be successful. Our failure to make certain interest and principal payments and non-compliance with certain covenants constitute separate events of default under the IBM Agreement, and IBM Credit is entitled to accelerate the maturity of all amounts owed them. We do not currently have available funds to repay the amounts owed to IBM Credit if the maturity of the obligation is accelerated. If IBM Credit were to accelerate these obligations and enforce its rights against the collateral securing these obligations, without additional financing resources, there would be substantial doubt we would be able to continue operations in the normal course of business.

     In addition to the Company’s plan to restructure the IBM Agreement, the Company is seeking an alternative structure of its operations to enhance shareholder value through anticipated synergies. On November 1, 2001, the Company announced the merger of its wholly-owned subsidiary, Digital Angel Corporation, with Medical Advisory Systems (MAS), (AMEX:DOC). Under the terms of the agreement, Digital Angel Corporation will become a wholly-owned subsidiary of MAS, and the Company will own approximately 82% of the stock of MAS. Presently, the Company owns 16.6% of MAS. Options and warrants to purchase stock in Digital Angel Corporation will be converted into rights to purchase MAS stock. Subsequent to the merger, MAS will be renamed Digital Angel Corporation and will immediately file for a Nasdaq listing, subject to meeting the listing requirements at that time. This agreement is subject to the approval of IBM Credit and the shareholders of MAS and to other closing conditions. We are currently working with our investment banker and IBM Credit to create a mechanism to distribute direct shares of Digital Angel Corporation to our shareholders post merger.

     The IBM Agreement is our primary source of funding. In addition to the financing provided by IBM Credit, we may be able to use proceeds from the sale of businesses, proceeds from the sale of common and preferred shares, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings to fund ongoing operations. There can be no assurance however, that these options will be available, or if available, on favorable terms. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions. Provided that we are successful in amending and restructuring our IBM Agreement, we believe that we will have the financial resources to meet our future business requirements for at least the next twelve months.

     FORWARD LOOKING STATEMENTS

     The risk factors included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, filed with the SEC on April 24, 2001 should be read in conjunction with this report.

     Forward -Looking Statements and Associated Risk.

     This Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, and include statements relating to:

•	our growth strategies including, without limitation, our ability to deploy the Advanced Wireless segments new Digital Angel divisions products and services;

•	anticipated trends in our business and demographics;

•	our ability to successfully integrate the business operations of recently acquired companies and successfully complete the divestitures of our Discontinued Operations;

•	our future profitability and liquidity including our ability to amend or restructure the IBM Agreement; and

•	regulatory, competitive or other economic influences.

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

     In July 2001, the Financial Accounting Standards Board (FASB) issued FAS No. 141 Business Combinations and FAS No. 142 Goodwill and Other Intangible Assets. FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and certain intangibles acquired prior to June 30, 2001 will be adopted by us on January 1, 2002. We have not fully assessed the impact of these accounting standards. We expect the adoption of these standards will have the impact of reducing our amortization of goodwill commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

     In June 2001, the Financial Accounting Standards Board (FASB) issued FAS 143, Accounting for Asset Retirement Obligations, which provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. FAS 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact that this new standard will have on future results of operations and financial position.

     In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets. This standard supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supercede the provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from Discontinued Operations to be displayed in Discontinued Operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of FAS 144 will have a material impact on its operations or financial position.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We, and certain of our subsidiaries, are parties to various legal actions as either plaintiff or defendant. In our opinion, these proceedings will not have a material adverse affect on our financial position, our cash flows or our overall trends in results. The estimate of the potential impact on our financial position, our overall results of operations or our cash flows for these proceedings could change in the future.

     On April 7, 2000, we and Intellesale filed a counterclaim against David Romano and Eric Limont, the former owners of Bostek, Inc. and Micro Components International Incorporated, two companies acquired by Intellesale in June 1999, in the U.S. District Court for the District of Delaware for, generally, breach of contract, breach of fiduciary duty and fraud. Messrs. Romano and Limont had filed their claim generally alleging that their earnout payment from Intellesale was inadequate. In July 2000, we and Intellesale amended our counterclaim in the U.S. District Court for the District of Delaware to seek damages for, among other things, securities law violations. In addition, on May 19, 2000, Intellesale and two of its subsidiaries, Bostek, Inc. and Micro Components International Incorporated, filed suits against Messrs. Romano and Limont in Superior Court of Massachusetts to recover damages. In July 2000, Messrs. Romano and Limont amended their complaint in the U.S. District Court for the District of Delaware to add a claim for $10 million for the $10 million payment not made to them. As of January 16, 2001, we, Intellesale, Bostek, Inc. and Micro Components International Incorporated settled all claims with Messrs. Romano and Limont. As part of the settlement agreement, Messrs. Romano and Limont agreed to invest up to $6 million in shares of our common stock and to indemnify us against various other litigation filed against Bostek, Inc. The settlement agreement provides for Messrs. Romano and Limont to purchase 3.0 million shares of our common stock. We have issued the common stock pending the closing of the transaction, which as of November 14, 2001, had not yet been consummated. As a condition of settlement, the 3.0 million shares were required to be included on a registration statement with an effective date on or before June 15, 2001. We were successful in meeting the June 15, 2001 deadline.

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

     On June 8, 2001, three individuals filed suit against us and four of our officers in the United States District Court for Delaware seeking equitable relief and damages. The plaintiffs had acquired stock in our Company when the company in which they were shareholders, Computer Equity Corporation, was merged into one of our subsidiaries in 2000. The suit alleged, inter alia, that, because of asserted violations of federal and state securities laws and breach of a contract by us, the merger transaction should be rescinded. The suit was not served until August 6, by which time, a First Amended Complaint had been filed. As amended, the suit now has eight plaintiffs, all of whom had formerly owned stock in Computer Equity Corporation, and no longer seeks rescission. The various counts of the complaint assert violations of federal and state securities laws for our alleged failure to register timely the shares issued in connection with the merger; breach of contract by us for allegedly failing to comply with a Registration Rights Agreement regarding the shares; and breach of a covenant of good faith and fair dealing arising from the same matters. In addition, in two counts the plaintiffs seek a declaratory judgment that any future payments due to them under the merger agreement, so called “earnout” payments, due on or before September 30, 2001 and 2002, must be made in cash instead of through issuance of stock, as is permitted in the agreement, because of our alleged failures with regard to registration of shares in the past. The damages sought are those which allegedly arose because of the claimed delay in the registration of the stock issued in connection with the merger in 2000 and are described in the First Amended Complaint as being “not less than $1 million.” On October 18, 2001, the eight plaintiffs filed a motion for leave to file a second amended complaint. The proposed second amended complaint adds Computer Equity Corporation as a defendant. It continues to assert claims for violation of federal securities law, breach of contract for failure to comply with a Registration Rights Agreement, and breach of the covenant of good faith and fair dealing. The proposed second amended complaint adds a breach of contract claim for failure to make the September 30, 2001 “earnout” payment. All other claims were eliminated. Plaintiffs seek over $10 million in damages and rescission, as they ask the Court to return the shares of Computer Equity Corporation. The Court has not ruled on whether it will permit plaintiffs to file the second amended complaint. Computer Equity Corporation has replaced four members of its management team, who are John Ballenger, Fred Henschel, David Schaumburg and Christopher Ballenger, among the plaintiffs in the Delaware litigation, and has filed suit against them in Fairfax County Circuit Court in Fairfax, Virginia. The suit seeks equitable and injunctive relief. We believe the claims made by these individuals are without merit and intend to vigorously defend them.

     On August 3, 2001, Prodigy Communications, successor to FlashNet Communications, filed suit against Intellesale in connection with a settlement and computer purchase agreement. Prodigy alleges that Intellesale has not performed under the agreement and seeks damages of $3.0 million. We believe the claims made by Prodigy are without merit and intend to vigorously defend them.

     ITEM 2. CHANGES IN SECURITIES

     Recent Sales of Unregistered Securities

     The following table lists all unregistered securities sold by us between July 1, 2001 and September 30, 2001. These shares were issued in acquisition or financing transactions to the persons or entities indicated in connection with the acquisition of the indicated subsidiary or the stockholder’s minority interest or to investors in transactions directly negotiated by the stockholders in connection with the sale of their business or interests to us and pursuant to the “price protection” or “earnout” provisions of the agreement of sale, or by the investors. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Name/Entity/Nature	Number of Persons	Note	Issued For	Number of Common Shares

Timely Technology, Inc.	1	1	Acquisition	1,158,235
James M. Shaver	1	2	Acquisition	5,696,078
Herman J. Valdez	1	2	Acquisition	2,441,177
AFAC L.P.	1	3	Services	500,000
Michael Erickson	1	4	Litigation settlement	200,000

Total				9,995,490

1.	Represents shares issued in connection with the “earnout” provision of the agreement of sale relating to a prior private transaction directly negotiated by the stockholders in connection with the sale of their business to us, which transactions were exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the shareholder was acquiring the shares for investment and not for resale, and that the shareholder acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted

2.	Represents “price protection” shares issued in connection with the exercise of put options granted to the shareholders in connection with our acquisition of the Advanced Telecommunications, Inc. in a prior private transaction directly negotiated by the shareholders in connection with the sale of their interests to us, which transaction was exempt from registration pursuant to Section 4(2) of the Act.

3.	Represents "price protection" shares issued in connection with marketing studies and evaluation services provided by AFAC L.P.

4.	Represents shares issued in connection with the settlement of certain litigation with Michael Erickson pertaining to Mr. Erickson’s employment with us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Under the IBM Agreement, the Company is required to meet certain restrictive financial ratios and covenants relating to tangible net worth, current assets to current liabilities and minimum cumulative EBITDA, as well as other customary covenants, representations and warranties, funding conditions and events of default. As of September 30, 2001, the Company had negative Tangible Net Worth of $(59.1) million or $24.1 million less than the minimum requirement, actual EBITDA of $(101.9) million, or $108.9 million less than the Minimum EBITDA covenant. Current Assets to Current Liabilities of 0.49 to 1.0 compared to a minimum requirement of 0.80 to 1.0 and a collateral shortfall of $33.1 million, or $24.5 million more than the allowable shortfall of $8.6 million. In addition, the Company failed to make interest and principal payments due to IBM under the credit agreement on October 1, 2001, including a payment originally due on July 1, 2001 which was deferred until October 1, 2001 by an amendment to the IBM Agreement.

     The Company’s failure to make certain interest and principal payments and non-compliance with certain covenants, constitute separate events of default under the IBM Agreement, and IBM Credit is entitled to accelerate the maturity of all amounts owed them. The Company does not currently have available funds to repay the amounts owed to IBM Credit if the maturity of the obligation is accelerated. If IBM Credit were to accelerate these obligations and enforce its rights against the collateral securing these obligations, without additional funding sources, there would be substantial doubt the Company would be able to continue its operations in the normal course of business.

     On November 5, 2001, IBM Credit issued to the Company a “reservation of rights” letter under which IBM Credit reserved all of its rights with respect to the Company’s outstanding obligations under the IBM Agreement, including its right to accelerate the maturity of all amounts owed them by the Company. The Company is currently seeking to restructure its credit agreement with IBM Credit. There can be no assurance, however, that the Company’s ongoing discussions with IBM Credit concerning the restructuring of the credit arrangements will be successful.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1	Second Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 1 on Form S-1 to Registration Statement (Form S-3 File No. 333-64605) filed with the Commission on June 23, 1999)

4.2	Amendment of Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Missouri on September 5, 2000 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Post-Effective Amendment No. 3 on Form S-3 to Registration Statement on Form S-4 (File No. 333-38420-02) filed with the Commission on September 29, 2000)

4.3	Amendment of Second Restated Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Missouri on July 18, 2001

40

4.4	Certificate of Designation of Preferences of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on October 26, 2000)

4.5	Amended and Restated Bylaws of the Registrant dated March 31, 1998 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-51067) filed with the Commission on April 27, 1998)

10.1	Securities Purchase Agreement, dated as of October 24, 2000, relating to the Registrant’s Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.2	Form of warrant to purchase common stock of the Registrant issued to the holders of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.3	Registration Rights Agreement between the Registrant and the holders of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.4	Acknowledgement, Waiver and Amendment No. 1 to the Second Amended and Restated Term and Revolving Credit Agreement dated March 30, 2001 between the Company and IBM Credit Corporation, and others (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Commission on April 10, 2001)

10.5	Letter dated July 1, 2001 from IBM Credit Corporation amending the Second Amended and Restated and Revolving Credit Agreement, as amended

(b) Reports on Form 8-K

(i)	On July 11, 2001, we filed a Current Report on Form 8-K which described potential covenant violations under the Company’s IBM Credit Agreement and the notification from Nasdaq regarding continued listing requirements.

(ii)	On September 7, 2001, we filed a Current Report on Form 8-K disclosing that Mercedes Walton had resigned as President and Chief Operating Officer of the registrant effective September 5, 2001.

41

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2001	Applied Digital Solutions, Inc. (Registrant) By: /s/ JEROME C. ARTIGLIERE —————————————— Jerome C. Artigliere Senior Vice President, Chief Financial Officer

42

EXHIBITS

4.1	Second Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 1 on Form S-1 to Registration Statement (Form S-3 File No. 333-64605) filed with the Commission on June 23, 1999)

4.2	Amendment of Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Missouri on September 5, 2000 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Post-Effective Amendment No. 3 on Form S-3 to Registration Statement on Form S-4 (File No. 333-38420-02) filed with the Commission on September 29, 2000)

4.3	Amendment of Second Restated Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Missouri on July 18, 2001

4.4	Certificate of Designation of Preferences of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on October 26, 2000)

4.5	Amended and Restated Bylaws of the Registrant dated March 31, 1998 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-51067) filed with the Commission on April 27, 1998)

10.1	Securities Purchase Agreement, dated as of October 24, 2000, relating to the Registrant’s Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.2	Form of warrant to purchase common stock of the Registrant issued to the holders of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.3	Registration Rights Agreement between the Registrant and the holders of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.4	Acknowledgement, Waiver and Amendment No. 1 to the Second Amended and Restated Term and Revolving Credit Agreement dated March 30, 2001 between the Company and IBM Credit Corporation, and others (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Commission on April 10, 2001)

10.5	Letter dated July 1, 2001 from IBM Credit Corporation amending the Second Amended and Restated and Revolving Credit Agreement, as amended

43