Form 10-K
period 2001-12-31
APPLIED DIGITAL SOLUTIONS INC
filed 2002-04-01
CIK 924642

   As filed with the Securities and Exchange Commission on April 1, 2002
-------------------------------------------------------------------------------
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                   --------------------------------------


                                  FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                                 (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2001
                                     or
         [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No. [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 22, 2002, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $128,495,438.

At March 26, 2002, 268,604,865 shares of our common stock were outstanding.

Documents Incorporated by Reference:  None

                                TABLE OF CONTENTS

ITEM                            DESCRIPTION                                PAGE

                                  PART I

1.   Business                                                                3
2.   Properties                                                             13
3.   Legal Proceedings                                                      13
4.   Submission of Matters to a Vote of Security Holders                    15

                                  PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters  16
6.   Selected Financial Data                                                18
7.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                              20
7A.  Quantitative and Qualitative Disclosures About Market Risk             44
8.   Financial Statements and Supplementary Data                            45
9.   Changes in and Disagreements With Accountants on
     Accounting and Financial Disclosures                                   45

                                 PART III

10.  Directors and Executive Officers of the Registrant                     46
11.  Executive Compensation                                                 50
12.  Security Ownership of Certain Beneficial Owners and Management         57
13.  Certain Relationships and Related Transactions                         59

                                  PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K       60

                                   PART I

     ITEM 1.      BUSINESS

     GENERAL

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This document contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, and include statements relating to:

     o  our growth strategies;
     o  anticipated trends in our business and demographics;
     o our ability to successfully integrate the business operations of recently acquired companies and the benefits anticipated from the merger of, Digital Angel Corporation, and Medical Advisory Systems, Inc.;
     o our ability to obtain additional financing, including our ability to restructure our existing credit arrangements;
     o the market opportunity for our Digital Angel, Thermo Life and VeriChip technology;
     o  regulatory, competitive or other economic influences; and
     o plans, objectives, expectations and intentions contained in this prospectus that are not historical facts.

     In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from estimates or forecasts contained in the forward-looking statements. Some of these risks and uncertainties are beyond our control.

     ORGANIZATION

     Applied Digital Solutions, Inc. and subsidiaries is an advanced technology development company. We have grown significantly through acquisitions and since 1996 we have completed 51 acquisitions. Our business has evolved during the past five years. We have emerged from being a supplier of computer hardware, software and telecommunications products and services to becoming an advanced technology company that focuses on the development of life-enhancing technology products and services. To date, we have developed three such products: (i) Digital Angel(TM), for monitoring and tracking people and objects; (ii) VeriChip(TM), an implantable microchip for security and medical applications in humans; and (iii) Thermo Life(TM), a thermoelectric generator powered by body heat.

     Approximately two years ago, we developed a patent for what we believe is the world's first combination of advanced biosensor technology and web-enabled wireless telecommunications linked to global positioning satellite, which we refer to as GPS. We branded this technology "Digital Angel" and merged the technology with a company formerly known as Destron Fearing Corporation. Our goal was to create a new corporation underpinned by the patented technology and complemented by the products, services and revenues of our existing business segments. We united our existing GPS, application service provider and animal tracking business units to form Digital Angel Corporation, which we refer to as Digital Angel. Digital Angel, the product, is now developed and was launched on November 26, 2001.

     On October 22, 2001, we announced the creation of a new wholly-owned subsidiary, Advanced Power Solutions, Inc., which will develop, market and license our new product, Thermo Life, a proprietary thermoelectric generator powered by body heat. Thermo Life is intended to provide a miniaturized power source for a wide range of consumer electronic devices including attachable or implantable medical devices and wristwatches.

     On December 19, 2001, we announced that we have developed a miniaturized, implantable identification chip, called VeriChip, that can be used in a variety of medical, security and emergency applications. On February 7, 2002, we announced the creation of a new wholly-owned subsidiary, VeriChip Corporation, which will develop, market and license VeriChip. About the size of the point of a typical ballpoint pen, each VeriChip will contain a unique identification number and other critical data. Utilizing an external scanner, radio frequency energy passes through the skin energizing the dormant VeriChip, which then emits a radio frequency signal transmitting the identification number and other data contained in the VeriChip.

     On March 27, 2002, our wholly-owned subsidiary, Digital Angel Corporation, which we call Digital Angel, merged with Medical Advisory Systems, Inc. (AMEX:DOC), which we refer to as MAS. Also, pursuant to the merger agreement, we contributed all of our stock in Timely Technology
Corp., a wholly-owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary. In satisfaction of a condition to the consent to the merger by IBM Credit Corporation, which we refer to as IBM Credit, we transferred to a Delaware business trust controlled by an advisory board all shares of the MAS common stock owned by us and, as a result, the trust has legal title to approximately 82.1% of the MAS common stock. The trust has voting rights with respect to the MAS common stock until our obligations to IBM Credit are repaid in full. We have retained beneficial ownership of the shares. The trust may be obligated to liquidate the shares of MAS common stock owned by it for the benefit of IBM Credit Corporation in the event we fail to make payments, or otherwise default, under our new amended and restated credit agreement with IBM Credit, which became effective on the date of the merger. Such liquidation of the shares of MAS common stock will be in accordance with the Securities and Exchange Commission's rules and regulations governing affiliates.

     As a result of the current economic slowdown, which was exacerbated by the events of September 11, 2001, we have experienced deteriorating sales for certain of our businesses. Beginning in August 2001, our management team, with the advice of outside consultants, concluded that a full transition to an advanced technology company required the sale or closure of all units that did not fit into our new business model or were not cash-flow positive. This has resulted in a corporate restructuring that began in the third quarter of 2001. Since that time, we have sold 12 business units, including four business units that were part of our Discontinued Operations, generating proceeds of over $11 million. The majority of these proceeds have been used to reduce debt obligations to IBM Credit. The businesses sold do not comprise an entire business segment. In addition, we have also closed
15 business units, including 11 business units that were part of our Discontinued Operations. With this new structure we believe we have a leaner, more focused organization in which to advance our new technology initiatives: Digital Angel, Thermo Life and VeriChip.

     On March 6, 2002, we announced the formation of a new executive management team. We appointed Mr. Scott R. Silverman as our President, Mr. Jerome C. Artigliere as our Chief Operating Officer and Mr. Evan C. McKeown as our Chief Financial Officer.

     We operate in three geographic areas: the United States, which comprises the majority of our operations; Canada and the United Kingdom. Our Canadian operations were comprised of a telecommunications company, which we disposed of in 1999, and an automotive manufacturing and engineering company, which is included in our Discontinued Operations, and was disposed of in January 2002. Our United Kingdom operations are comprised of companies in our Applications segment and our Advanced Wireless segment. With the exception of our non-core automotive manufacturing and engineering company in Canada and the Applications company in the United Kingdom, the majority of our revenues and expenses in each geographic area, both from Continuing and Discontinued Operations, were generated in the same currencies.

     Approximately 41%, 40% and 34% of the manufacturing and engineering company's revenues were generated in U.S. dollars for the years ended December 31, 2001, 2000 and 1999, respectively, while 94%, 100% and 100% of its expenses were incurred in Canadian dollars during the same respective periods. Approximately 89% of the United Kingdom Application company's revenues were generated in foreign currencies during 2001, while 45% of its expenses were generated in foreign currencies. We acquired the United Kingdom Application company in mid-December 2000.

     We did not incur any significant foreign currency gains or losses during the three years ended December 31, 2001.

     The majority of our operations are the result of acquisitions completed during the last six years. Our revenues from continuing operations were $156.3 million, $134.8 million, $129.1 million, $74.3 million, and $41.6 million respectively, in 2001, 2000, 1999, 1998 and 1997.

     We are a Missouri corporation and were incorporated on May 11, 1993. Our principal office is located at 400 Royal Palm Way, Suite 410, Palm Beach, Florida 33480, and our phone number is (561) 805-8000.

     BUSINESS SEGMENTS

     As a result of the merger of Digital Angel and MAS, the significant restructuring of our business during the past several months and our emergence as an advanced technology development company, we are in the process of re-evaluating and realigning our reporting segments. Accordingly, beginning with our first quarter 2002 Form 10-Q, our segment reporting will change to reflect this reorganization and new business model.

     During 2001, our business was organized into three industry groups or business segments: the Applications Group, the Services Group, and the Advanced Wireless Group. These three segments formed the nucleus of our I(3) Services Platform:

     APPLICATIONS -- During 2001, our Applications segment provided proprietary software applications for large retail application environments, including point of sale, data acquisition, asset management and decision support systems and developed programs for portable data collection equipment, including wireless hand-held devices. Our Applications segment sought to equip our customers with the necessary tools and support services to enable them to make a successful transition to implementing e-business practices, call center solutions, enterprise resource planning and customer relationship management solutions, website design, and application and internet access services to customers of our other divisions. During the last half of 2001 and the first quarter of 2002, we sold the stock and or business assets of six of the eight business unites comprising the segment during 2001.

     As of December 31, 2001, 2000 and 1999, revenues from this segment accounted for 20.0%, 20.9% and 21.7%, respectively, of our total revenues.

     During 2001, our SERVICES segment was comprised of the following business groups:

     Telephony -- Our Telephony group implemented telecommunications and computer telephony integration solutions for e-business. Our Telephony group integrated a wide range of voice and data systems that transmit over the traditional telephone network and over the Internet. Our Telephony group provided complete design, project management, cable/fiber infrastructure, installation and on-going support for its customers. During the last half of 2001, we closed one business unit and sold the business assets of two of the four business units comprising this segment during 2001.

     Networks -- Our Networks group was a professional services organization dedicated to delivering quality e-business services and support to its client partners, by providing e-business infrastructure design and deployment, personal and mid-range computer solutions and network infrastructure for the development of local and wide area networks as well as training and customer support services. During the third quarter of 2001, we closed one of the four business units comprising this segment.

     As of December 31, 2001, 2000 and 1999, revenues from this segment accounted for 54.4%, 61.6% and 67.0%, respectively, of our total revenues.

     ADVANCED WIRELESS -- During 2001, our Advanced Wireless segment was engaged in the business of developing and bringing to market technology used to locate, monitor and identify animals, people and objects. Our advanced wireless business had four divisions: The Digital Angel Corporation, which is comprised of the existing Animal Tracking Business and the newly-developed Digital Angel technology, Timely Technology Corp., represents the Digital Angel Delivery System division, and Signature Industries, Limited represents the Radio Communications and Other division.

     The Animal Tracking Business division used simple technology solutions to track and identify animals. This business division focused on cattle, hogs, fish and household pets. The tracking of these animals is crucial for asset management, disease control, food safety and research. Schering-Plough Pharmaceutical markets these products in the United States under the brand name Home Again(TM), Merial Pharmaceutical markets the products in Europe and Dainippon Pharmaceutical markets the products in Japan. The principal technologies employed by the Animal Tracking Business are electronic ear tags, e.Tags(TM), and implantable microchips that use radio frequency transmission.

     The Digital Angel business division has, and continues to, develop and market advanced technology to gather location data and local sensory data and to communicate that data to a ground station. The Digital Angel technology is actually the novel combination of three technologies: wireless communication (e.g. cellular), sensors (including bio-sensors) and position location technology (including GPS and other systems). We plan to introduce this technology into a variety of products to suit different applications ranging from medical monitoring to asset management. We began the rollout of Digital Angel on November 26, 2001.

     The Digital Angel Delivery System division, which we refer to as DADS, manages the data gathered by the Digital Angel technology in an application-specific format. For example, our Digital Angel medical applications gather bio-readings such as pulse and temperature, and communicate that data, along with location data, to a ground station or call center. If the readings suggest a critical health situation, emergency aid could be dispatched through the services of MAS. For the pet location applications, the location information is available via call center or secure Internet site.

     During 2001, the Radio Communications and Other business division consisted of the design, manufacture and support of secure GPS-enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. In addition, this business division designed, manufactured and distributed intrinsically safe sounders, such as horn alarms, and other electronic components.

     As of December 31, 2001, 2000 and 1999, revenues from this segment accounted for 25.2%, 17.4% and 11.1%, respectively, of our total revenues.

     DISCONTINUED OPERATIONS

     On February 22, 2001, our senior management approved a plan to sell Intellesale and all of our other non-core businesses. Our Board of Directors approved the plan on March 1, 2001. The results of operations, financial condition and cash flows of Intellesale and all of our other non-core businesses have been reported as Discontinued Operations in our financial statements and prior periods have been restated.

     CUSTOMERS

     We deliver products and services across a multitude of industries, including manufacturing, financial, utilities, retail, health, communications, high tech, insurance, transportation and government. Some of our largest customers include several agencies of the United States federal government, Goldman Sachs, Hackensack University Medical Center, IBM, Merial France, Morgan Stanley, Pacific States Marine, Party City, PSE&G and University Medical. Other than customary payment terms, we do not offer any financing to our customers.

     Approximately $21.3 million, or 77.7%, of our wholly owned subsidiary, Computer Equity Corporation's revenue during 2001 was generated through sales to the United States federal government. A significant portion of this business is being performed under a Wire and Cable Service contract, which we call WACS. This contract expires in December 2002. The WACS, which covers building and campus telecommunications networks, allows Computer Equity Corporation, which we call Computer Equity, to perform tasks for government agencies without the need to follow the full procurement process for a new contract. Computer Equity is in the process of developing a proposal in response to a government request to compete against other similar WACS contract holders.

     Upon expiration of WACS, no new WACS tasks can be started; however, tasks started prior to the expiration date can be completed. Due to the nature of the government's budget cycle, projects funded in 2002 with fiscal year 2002 and 2003 funds will be continued with an expected completion date by the end of 2003.

     Long term, Computer Equity must rely on new contracts to maintain or increase its revenues. Computer Equity has planned for the expiration of WACS and is prepared and poised to competitively bid and capture new contracts. One new government contract for which Computer Equity is preparing a bid is called Connections, which is similar in nature but much larger than WACS. We anticipate the government to award the WACS and Connections contracts in late spring or early summer of 2002.

     COMPETITORS

     Some of our major competitors include: All Flex, AlphaNet Solutions, Inc., Astea, Avaya, Avid, Cap Gemini, Datalan Corp., Datamars, EnPointe Technologies, Inc., Genesys, Metrix, Micros to Mainframes, Inc., Monterey Information Technology, Intel, Maynard Group, Nortel, Pacific Bell Network Integration, People Soft, Plural, Inc., Wherify, Inc. and Y-Tex. We believe our business to be highly competitive, and we expect that the competitive pressures we face will not diminish. As a result of our product and service mix, management experience, time to delivery, knowledge of local markets and customer service, we believe the assessment of our ability to compete is excellent. However, we understand that many of our competitors have greater financial, technological, marketing, personnel and other resources than we do, and, consequently, we may not be able to compete as successfully as those companies.

     RISK FACTORS

     WE CANNOT BE CERTAIN OF FUTURE FINANCIAL RESULTS.

     We incurred losses of $198.1 million and $29.2 million from continuing operations for the years ended December 31, 2001 and 2000, respectively. We reported income from continuing operations of $2.6 million for the year ended December 31, 1999 which included a loss from continuing operations of $17.4 million, offset by a gain of $20.0 million from the sale of our Canadian subsidiary, TigerTel, Inc. Our business plan depends on our attaining and maintaining profitability; however, we cannot predict whether or when we will be profitable. Our profitability depends on many factors, including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market new products and technologies. If we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. In addition, if we fail to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may fall.

     OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE, AND YOU MAY BE UNABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE AT WHICH YOU ACQUIRE THEM.

     Since January 1, 2000, the price per share of our common stock has ranged from a high of $18.00 to a low of $0.11. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations in response to factors, including the following:

     significant changes to our business resulting from acquisitions and/or expansions into different product lines;

     quarterly fluctuations in our financial results or cash flows;

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

     WE MAY ISSUE PREFERRED STOCK, WHICH WILL RANK SENIOR TO THE SHARES OF COMMON STOCK OFFERED BY THIS PROSPECTUS AND WHICH MAY DELAY OR PREVENT A CHANGE IN CONTROL OF US.

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

     IF WE ARE REQUIRED TO DELIST OUR COMMON STOCK, TRADING IN OUR SHARES COULD DECREASE AND THE MARKET PRICE OF OUR SHARES COULD DECLINE.

     Our ability to remain listed on the Nasdaq National Market depends on our ability to satisfy applicable Nasdaq criteria including our ability to maintain a minimum bid price of $1.00 per share. The market price for our common stock has recently been below the minimum bid price required by Nasdaq. We recently received a letter from Nasdaq containing a staff determination that we had failed to comply with the minimum bid price requirement and that we have until May 15, 2002 to regain compliance. If we are unable to satisfy the minimum bid price requirement, Nasdaq may begin procedures to remove our common stock from the Nasdaq National Market.

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

     IF WE ARE REQUIRED TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN CONNECTION WITH PRIOR ACQUISITIONS, OUR STOCK MAY BE FURTHER DILUTED.

     As of March 26, 2002, there were 268,604,865 shares of our common stock outstanding. Since January 1, 2001, we have issued an aggregate of 169,793,098 shares of common stock, of which 83,759,195 shares were issued in connection with acquisitions of businesses and assets and 64,810,635 shares were issued upon conversion of our Series C preferred stock. We have reacquired 2,674,934 shares of our common stock. We have effected, and will likely continue to effect, acquisitions or contract for services through the issuance of common stock or our other equity securities. In addition, we have agreed to "price protection" provisions in prior acquisition and other agreements which may result in additional shares of common stock being issued. Such issuances of additional securities may be dilutive to the value of our common stock and may have an adverse impact on the market price of our common stock.

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

     WE HAVE ENTERED INTO EARNOUT AGREEMENTS FOR COMPANIES WHICH WE HAVE ACQUIRED, WHICH COULD REQUIRE US TO PAY ADDITIONAL CASH OR STOCK
CONSIDERATION TO THE SELLERS OF THESE BUSINESSES.

     We have entered into earnout arrangements under which sellers of some of the businesses we acquired are entitled to additional consideration for their interests in the companies they sold to us. Under these agreements, assuming that all earnout profits are achieved, at March 26, 2002, we are contingently liable for additional consideration of approximately $20.8 million in 2002 which would be payable in shares of our common stock. If we are required to issue additional shares pursuant to these earnout arrangements, it could cause further dilution and adversely affect the market price of our common stock.

     WE MAY BE UNABLE TO COMPLY WITH THE REQUIREMENTS OF OUR CREDIT FACILITY, WHICH COULD RESULT IN A DEFAULT UNDER THAT AGREEMENT ENABLING IBM CREDIT TO DECLARE AMOUNTS BORROWED DUE AND PAYABLE IMMEDIATELY.

     We entered into a new credit agreement with IBM Credit which became effective on March 27, 2002 upon the completion of the merger between Digital Angel and MAS. The new credit agreement contains various financial and other restrictive covenants that, among other things, limit our ability to borrow additional funds and declare and pay dividends, and requires us to, among other things, maintain various financial ratios and comply with various other financial covenants.

     Our failure to comply with the restrictions imposed by our credit agreement would constitute a default under the credit agreement, allowing IBM Credit to accelerate the maturity of all amounts owed it. We do not currently have available funds to repay the amounts owed to IBM Credit if the maturity of the obligation is accelerated. If IBM Credit were to accelerate these obligations and enforce its rights against the collateral securing these obligations, without additional financing resources, there would be substantial doubt we would be able to continue operations in the normal course of business.

     IF WE NEED ADDITIONAL CAPITAL FOR OUR ONGOING OPERATIONS OR TO REPAY IBM CREDIT, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS IN THE NORMAL COURSE OF BUSINESS.

     We may require additional capital for our ongoing operations or to repay IBM Credit the amounts owed it. Amounts outstanding bear interest at an annual rate of 17% and mature on February 28, 2003. No principal or interest payments are due until the maturity date. However, the maturity date will be extended for consecutive one year periods if we repay at least 40% of the original principal amount outstanding, plus accrued interest and expenses, prior to February 28, 2003 and an additional 40% of the original principal amount outstanding, plus accrued interest and expenses prior to February 28, 2004. In any event, all amounts outstanding will be required to be repaid by August 15, 2005. If all amounts are not repaid by February 28, 2003, the unpaid amount will accrue interest at an annual rate of 25%. If not repaid by February 28, 2004, the interest rate increases to 35%. We do not currently have the funds that will be required for such payments, and there is no likelihood that the funds will be available when required for these payments. Shares of MAS common stock which we transferred to a Delaware business trust may be liquidated, if so directed by IBM Credit, to provide funds necessary to make these payments. Such liquidation of the shares of MAS common stock will be made in accordance with the SEC rules and regulations governing affiliates.

     The new credit agreement prohibits us from borrowing funds from other lenders, and will not provide for any further advances by IBM Credit. Accordingly, there can be no assurance that we will have access to funds necessary to provide for our ongoing operating expenses to the extent not provided from our ongoing operating revenue.

     WE DEPEND ON OUR SMALL TEAM OF SENIOR MANAGEMENT, AND WE MAY HAVE DIFFICULTY ATTRACTING AND RETAINING ADDITIONAL PERSONNEL.

     We depend on the continued service of our executive officers and other key personnel. We have entered into employment contracts ranging for periods of one to five years through February 2006 with our key officers and employees. Some of these employment contracts call for bonus arrangements based on earnings. There can be no assurance that we will be successful in retaining our key employees or that we can attract and retain additional skilled personnel as required. The loss of the services of any of our central management team could harm our business, financial condition and results of operations. In addition, the operations of any of our individual facilities could be adversely affected if the services of the local managers should be unavailable.

     WE FACE THE RISKS THAT THE VALUE OF OUR INVENTORY MAY DECLINE BEFORE WE SELL IT OR THAT WE MAY NOT BE ABLE TO SELL THE INVENTORY AT THE PRICES WE ANTICIPATE.

     Our success will depend on our ability to purchase inventory at attractive prices relative to its resale value and our ability to turn our inventory rapidly through sales. If we pay too much or hold inventory too long, we may be forced to sell our inventory at a discount or at a loss or write down its value, and our business could be materially adversely affected. Because we will not pay dividends on our common stock for the foreseeable future, shareholders must rely on stock appreciation for any return on their investment in the common stock.

     We do not have a history of paying dividends on our common stock, and we cannot assure you that any dividends will be paid in the foreseeable future. Our current credit agreement with IBM Credit places restrictions on the declaration and payment of dividends. We intend to use any earnings which we generate to finance our operations and to repay the amounts outstanding under our credit agreement with IBM Credit, and, therefore, we do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock will provide a return to our shareholders.

     PROVISIONS IN OUR EMPLOYMENT AGREEMENTS MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, DESPITE THE POSSIBLE BENEFITS TO OUR
SHAREHOLDERS.

     Our employment or other agreements with Richard Sullivan and Jerome Artigliere include change of control provisions under which the employees may terminate their employment within one year after a change of control and are entitled to receive specified severance payments and/or continued compensation payments for sixty months. The employment agreement for Richard Sullivan also provides for supplemental compensation payments for sixty months upon termination of employment, even if there is no change in control, unless his employment is terminated due to a material breach of the terms of the employment agreement. Also, our agreements with Richard
Sullivan and Garrett Sullivan, our former president, provide for certain "triggering events," which include a change in control, the termination of Richard Sullivan's employment other than for cause, or if Richard Sullivan ceases to hold his current positions with us for any reason other than a material breach of the terms of his employment agreement. In that case, we would be obligated to pay, in cash and/or in stock, $12.1 million and $3.5 million, respectively, to Richard Sullivan and to Garrett Sullivan, in addition to certain other compensation. Finally, the employment agreements provide for a gross up for excise taxes which are payable by these executive officers if any payments upon a change of control are subject to such taxes as excess parachute payments.

     Under the terms of the new amended and restated credit agreement with IBM Credit, we are prevented from making cash payments to various executive officers, including the payments described above in cash to Richard Sullivan, Garrett Sullivan and Jerome Artigliere until our obligations to IBM Credit are repaid in full. Nevertheless, our obligation to make the payments described in this section could adversely affect our financial condition or could discourage other parties from entering into transactions with us which might be treated as a change in control or triggering event for purposes of these agreements.

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

     WE HAVE BEEN, AND MAY CONTINUE TO BE, ADVERSELY AFFECTED BY RECENT
EVENTS.

     The events of September 11, 2001 in New York City and Washington D.C. have, and are likely to continue to have, a negative effect on the economic condition of the U.S. financial markets in general and on the technology sector in particular. As a result of the current economic slowdown, which was exacerbated by the events of September 11, 2001, we have experienced deteriorating sales for certain of our businesses. This has resulted in the shut down of several of our businesses during the third and fourth quarters of 2001, including our Intellesale businesses in November 2001. Also, letters of intent that we have received during the last half of 2001 and the first quarter of 2002 related to the sales of certain of our businesses have indicated a decline in their fair values. As a result, we recorded asset impairment charges and increased inventory reserves during the third and fourth quarters of 2001. If the economic condition of the U.S. financial markets in general and of the technology sector in particular do not improve in the near term, and if the current economic slowdown continues, we may be forced to shut down additional businesses, causing us to incur additional charges, which could have a material adverse effect on our business, operating results and financial condition.

     EMPLOYEES

     At December 31, 2001, we and our subsidiaries employed approximately 743 employees.

     BACKLOG

     At March 1, 2002, we and our subsidiaries had a backlog of approximately $13.0 million. We expect all of the backlog at March 1, 2002 to be filled in 2002.

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

     ITEM 2.      PROPERTIES

     At December 31, 2001, we leased 596,571 square feet of operating facilities, of which 263,855 square feet is for office facilities and 332,716 square feet is for factory and warehouse use. These leases expire at various dates through October 2014. In addition, we own 145,000 square feet of office and manufacturing facilities, of which 122,000 square feet is for manufacturing, factory and warehouse use and 23,000 square feet is for office space.


     The following table sets forth our properties by business divisions:

                                                                                         FACTORY /
                                                                            OFFICE       WAREHOUSE        TOTAL
                                                                                 (amounts in square feet)
Applications                                                                 88,499          11,464       99,963
Services -
   Telephony                                                                 58,983          20,326       79,309
   Networks                                                                  54,931          31,000       85,931
Advanced Wireless Services                                                   50,850         105,000      155,850
Corporate                                                                     7,692             --         7,692
Continuing Operations                                                       260,955         167,790      428,745
Discontinued Operations                                                      25,900         286,926      312,826
         Total                                                              286,855         454,716      741,571
                                                                       =============================================

     The following table sets forth the principal locations of our properties:

                                                                       ---------------------------------------------
                                                                                        FACTORY /
                                                                           OFFICE       WAREHOUSE        TOTAL
                                                                       ---------------------------------------------
                                                                                 (amounts in square feet)
California                                                                 52,128         32,000         84,128
Canada                                                                     13,537         80,926         94,463
Florida                                                                    26,599          2,000         28,599
Illinois                                                                   19,486          5,400         24,886
Louisiana                                                                   1,500           --            1,500
Maryland                                                                    7,697          3,000         10,697
Minnesota                                                                  10,000         65,000         75,000
Missouri                                                                    3,500           --            3,500
New Hampshire                                                              19,200          5,464         24,664
New Jersey                                                                 29,486        176,000        205,486
New York                                                                   22,142         30,000         52,142
Ohio                                                                       16,900          5,000         21,900
Pennsylvania                                                                9,000          1,926         10,926
Scotland                                                                    2,000           --            2,000
United Kingdom                                                             35,160         40,000         75,180
Virginia                                                                   18,500          8,000         26,500
                                                                       ---------------------------------------------
         Total                                                            286,855        454,716        741,571
                                                                       =============================================


     LEGAL PROCEEDINGS

         We, and certain of our subsidiaries, are parties to various legal actions as either plaintiff or defendant and accordingly, have recorded certain reserves in its financial statements at December 31,

2001. In our opinion, these proceedings are not likely to have a material adverse affect on our financial position, our cash flows or our overall trends in results. The estimate of the potential impact on our financial position, our overall results of operations or our cash flows for these proceedings could change in the future.

     On April 7, 2000, we and Intellesale filed a counterclaim against David Romano and Eric Limont, the former owners of Bostek, Inc. and Micro Components International Incorporated, two companies acquired by Intellesale in June 1999, in the U.S. District Court for the District of Delaware for, generally, breach of contract, breach of fiduciary duty and fraud. Messrs. Romano and Limont had filed their claim generally alleging that their earnout payment from Intellesale was inadequate. In July 2000, we and Intellesale amended our counterclaim in the U.S. District Court for the District of Delaware to seek damages for, among other things, securities law violations. In addition, on May 19, 2000, Intellesale and two of its subsidiaries, Bostek, Inc. and Micro Components International Incorporated, filed suits against Messrs. Romano and Limont in Superior Court of Massachusetts to recover damages. In July 2000, Messrs. Romano and Limont amended their complaint in the U.S. District Court for the District of Delaware to add a claim for $10 million for the $10 million payment not made to them. As of January 16, 2001, we, Intellesale, Bostek, Inc. and Micro Components International Incorporated settled all claims with Messrs. Romano and Limont. As part of the settlement agreement, Messrs. Romano and Limont agreed to invest up to $6 million in shares of our common stock and to indemnify us against various other litigation filed against Bostek, Inc. The settlement agreement provides for Messrs. Romano and Limont to purchase 3.0 million shares of our common stock. We have issued the common stock pending the closing of the transaction, which as of March 15, 2002, had not yet been consummated. As a condition of settlement, the 3.0 million shares were required to be included on a registration statement with an effective date on or before June 15, 2001. We were successful in meeting the June 15, 2001 deadline. We are negotiating with Messrs. Romano and Limont to effect the closing.

     On June 8, 2001, three individuals filed suit against us and four of our officers in the United States District Court for Delaware seeking equitable relief and damages. The plaintiffs had acquired our stock when the company in which they were shareholders, Computer Equity Corporation, was merged into one of our subsidiaries in 2000. The suit alleged, inter alia, that, because of asserted violations of federal and state securities laws and breach of a contract by us, the merger transaction should be rescinded. The suit was not served until August 6, by which time, a First Amended Complaint had been filed. As amended, the suit now has eight plaintiffs, all of whom had formerly owned stock in Computer Equity Corporation, and no longer seeks rescission. The various counts of the complaint assert violations of federal and state securities laws for our alleged failure to register timely the shares issued in connection with the merger; breach of contract by us for allegedly failing to comply with a registration rights agreement regarding the shares; and breach of a covenant of good faith and fair dealing arising from the same matters. In addition, in two counts the plaintiffs seek a declaratory judgment that any future payments due to them under the merger agreement, so called "earnout" payments, due on or before September 30, 2001 and 2002, must be made in cash instead of through issuance of stock, as is permitted in the agreement, because of our alleged failures with regard to registration of shares in the past. The damages sought are those which allegedly arose because of the claimed delay in the registration of the stock issued in connection with the merger in 2000 and are described in the First Amended Complaint as being "not less than $1 million." On October 18, 2001, the eight plaintiffs filed a motion for leave to file a second amended complaint. The proposed second amended complaint adds Computer Equity Corporation as a defendant. It continues to assert claims for violation of federal securities law, breach of contract for failure to comply with a registration rights agreement, and breach of the covenant of good faith and fair dealing. The proposed second amended complaint adds a breach of contract claim for failure to make the September 30, 2001 "earnout" payment. All other claims were eliminated. Plaintiffs seek over $10 million in damages and rescission, as they ask the Court to return the shares of Computer Equity Corporation. In January 2002, the Delaware court dismissed the action without prejudice. Certain of the plaintiffs filed a new law suit in Delaware Chancery Court, claiming amounts in connection with the earnout and claiming damages relating to the registration of the shares previously issued to them. We believe the claims made by these plaintiffs are without merit and intend to vigorously defend them.

     On August 3, 2001, Prodigy Communications, successor to FlashNet Communications, filed suit against Intellesale in connection with a settlement and computer purchase agreement. Prodigy alleges that Intellesale has not performed under the agreement and seeks damages of $3.0 million. We are vigorously defending these claims.

     On January 31, 2002, Treeline, Inc., filed a Complaint in the Common Pleas Court of Cuyahoga County, Ohio against us, one of our subsidiaries, STR, Inc, nka ARJANG, Inc. ("STR") and another defendant who was formerly an executive of STR, alleging that STR breached its lease agreement with Treeline, Inc. in connection with a facility no longer being used by us. The Complaint alleges that we, and the former executive, are liable as Guarantors of the lease for damages sustained by Treeline as a result of the alleged breach. We have retained counsel in Cuyahoga County who will soon be filing on our behalf an Answer to the Complaint. We intend to vigorously defend this action.

     We are not subject to any environmental or governmental proceedings.

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of security holders during the fourth quarter of 2001.

                                   PART II

     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock trades on The Nasdaq Stock Market(R) under the symbol "ADSX." The following table sets forth the high and low sales prices of our common stock as reported by Nasdaq for each of the quarters during our last two years.

                                                                    HIGH            LOW
                                                                    ----            ---
     2000
     First Quarter                                                  $18.00           $6.50
     Second Quarter                                                  10.25            2.97
     Third Quarter                                                    5.22            2.59
     Fourth Quarter                                                   4.31            0.50

     2001
     First Quarter                                                  $ 2.97           $0.75
     Second Quarter                                                   1.75            0.39
     Third Quarter                                                    0.48            0.11
     Fourth Quarter                                                   0.67            0.18

     HOLDERS

     As of March 26, 2002, there were approximately 2,105 holders of record of our common stock.

     DIVIDENDS

     We have never paid cash dividends on our common stock. The decision whether to apply legally available funds to the payment of dividends on our common stock will be made by our board of directors from time to time in the exercise of its business judgment. Our credit agreement with IBM Credit provides that we may not declare or pay any dividend, other than dividends payable solely in our common stock, on any shares of any class of our capital stock or any warrants, options or rights to purchase any such capital stock, or make any other distribution in respect of such stock or other securities, whether in cash, property or other obligations of us.

     RECENT SALES OF UNREGISTERED SECURITIES

     The following table lists all unregistered securities sold by during the year ended December 31, 2001, which have not previously been reported. These shares were issued (a) in acquisition transactions to the selling stockholders in connection with the acquisition of the indicated subsidiary in transactions directly negotiated by the stockholders in connection with the sale of their business or interests to the Company and pursuant to the "price protection" provisions of the agreement of sale, (b) for settlement of legal disputes, or (c) for employment or consulting services. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or Rule 506 of Regulation D promulgated thereunder.

                                                  Aggregate                                          Number of
                                                  Amount of    Number of                               Common
      Name/Entity/Nature         Date of Sale   Consideration   Persons    Note      Issued For        Shares
-----------------------------------------------------------------------------------------------------------------
    P-Tech, Inc.                October, 2001        (a)           12        1       Acquisition     4,193,636
    Matt Hayden                 November, 2001        $100,000     1         2        Services         200,000
    South Seas Data, Inc.       December, 2001      $1,000,000     5         3       Litigation      2,040,820
    Richard Sullivan            October, 2001          $81,791     1         4        Services         481,128
    Garrett Sullivan            October, 2001          $25,309     1         4        Services         148,875
    WebNet Services             October, 2001        (a)           3         1       Acquisition       792,214
                                                                                                    -------------
            Total                                                                                    7,856,673
                                                                                                    =============

(a) Shares were issued in connection with price protection provisions of purchase and sale agreements and, accordingly, no consideration was exchanged at the time of sale.

1. Represents "price protection" shares issued in connection with a prior private transaction directly negotiated by the shareholders in connection with the sale of their business to us, which transaction was exempt from registration pursuant to Rule 4(2) of the Securities Act of 1933.
2. Represents shares issued to Mr. Hayden in connection with services provided by Mr. Hayden for assisting us in obtaining investment banking services.
3. Represents shares issued in connection with settlement of litigation against us in connection with an aborted acquisition to John Mariano, Christopher Wiltsey, Dean Gustafson, Anthony Pitman and Jeffery Kowalski, the owners of South Seas Data, Inc.
4. Represents shares issued to an employee for services under employment or other such agreements.

     ITEM 6.      SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and other financial information appearing elsewhere in this Annual Report. The Summary of Operations data set forth below for each of the years in the three-year period ended December 31, 2001 and the Summary of Balance Sheet Data as of December 31, 2001 and 2000 were derived from, and qualified by reference to, our financial statements appearing elsewhere in this Annual Report. The Summary of Operations data for the years ended December 31, 1998 and 1997 and the Summary of Balance Sheet Data as of December 31, 1999, 1998 and 1997 are derived from audited financial statements not included herein.

                                                          2001          2000       1999       1998       1997
                                                      ------------------------------------------------------------
SUMMARY OF OPERATIONS DATA                                  (amounts in thousands except per share amounts)
Net revenue                                             $156,314      $134,766   $129,064    $74,343    $41,616
Cost of goods and services sold                          109,839        82,475     74,299     39,856     19,709
                                                      ------------------------------------------------------------
Gross profit                                              46,475        52,291     54,765     34,487     21,907
Selling, general and administrative expense               97,042        61,996     58,960     32,120     18,224
Research and development expense                           8,610         2,504         --         --         --
Asset impairment, restructuring and unusual costs         71,719         6,383      2,550         --         --
Depreciation and amortization                             28,899        11,073      6,560      2,913      1,219
Non-cash compensation expense                              5,274           --          --         --         --
Loss (gain) on disposition of subsidiaries and assets      6,058          (486)   (20,075)      (733)        --
Interest income                                           (2,076)       (1,095)      (422)      (291)      (183)
Interest expense                                           8,555         5,901      3,478      1,070        570
                                                      ------------------------------------------------------------
(Loss) income from continuing operations before
   provision for income taxes, minority
   Interest and equity in net loss of affiliate         (177,606)      (33,985)     3,714       (592)     2,077
Provision (benefit) for income taxes                      20,870        (5,040)     1,180        670        600
                                                      ------------------------------------------------------------
(Loss) income from continuing operations before
   minority interest and equity in net loss of
   affiliate                                            (198,476)      (28,945)     2,534     (1,262)     1,477
Minority interest                                           (718)          229        (46)       120        382
Equity in net loss of affiliate                              328            --         --         --         --
                                                      ------------------------------------------------------------
(Loss) income from continuing operations                (198,086)      (29,174)     2,580     (1,382)     1,095
Income (loss) from discontinued operations, net
   Of income taxes                                           213       (75,702)     3,012      6,072      1,245
Loss on disposal of discontinued operations,
   including provision for operating losses
   During phase-out period, net of tax benefit           (16,695)       (7,266)        --         --         --
                                                      ------------------------------------------------------------
(Loss) income before extraordinary gain (loss)          (214,568)     (112,142)     5,592      4,690      2,340
Extraordinary gain (loss), net of taxes                    9,465            --       (160)        --         --
                                                      ------------------------------------------------------------
Net (loss) income                                       (205,103)     (112,142)     5,432      4,690      2,340
Preferred stock dividends                                  1,147           191         --         44         72
Accretion of beneficial conversion feature of
   preferred stock                                         9,392         3,857         --         --         --
                                                      ------------------------------------------------------------
Net (loss) income available to common stockholders     $(215,642)    $(116,190)    $5,432     $4,646     $2,268
                                                      ============================================================




                                                             2001          2000      1999       1998       1997
                                                      ------------------------------------------------------------
Net (loss) income per common share-basic:
Continuing operations                                      $(1.23)       $(0.52)     $0.06     $(0.05)    $0.08
Discontinued operations                                     (0.10)        (1.30)      0.06       0.19      0.10
Extraordinary gain (loss)                                    0.06            --         --         --        --
                                                      ------------------------------------------------------------
Net (loss) income per common share-basic                   $(1.27)       $(1.82)     $0.12      $0.14     $0.18
                                                      ============================================================

Net (loss) income per common share-diluted:
Continuing operations                                      $(1.23)       $(0.52)     $0.05     $(0.05)    $0.07
Discontinued operations                                     (0.10)        (1.30)      0.06       0.17      0.08
Extraordinary gain (loss)                                     .06            --         --         --        --
                                                      ------------------------------------------------------------
Net (loss) income per common share-diluted                 $(1.27)       $(1.82)     $0.11      $0.12     $0.15
                                                      ============================================================

Average common shares outstanding:
Basic                                                     170,009        63,825     46,814     32,318    12,632
Diluted                                                   170,009        63,825     50,086     34,800    15,245

SUMMARY OF BALANCE SHEET DATA

Cash and cash equivalents                                  $3,696        $8,039      $2,181    $1,936    $5,957
Due from buyers of divested subsidiary                      2,625            --      31,302        --        --
Property and equipment                                     20,185        21,368       6,649     8,933     1,890
Goodwill                                                   90,831       166,024      24,285    23,786     8,439
Net assets of discontinued operations                          --         8,076      75,284    37,320    14,672
Total assets                                              167,489       319,451     186,605    71,613    34,749
Net liabilities of discontinued operations                  9,460            --          --        --        --
Long-term debt                                              2,630        69,146      33,260     1,864     1,010
Total debt                                                 86,422        74,374      62,915    26,055     7,825
Minority interest                                           4,460         4,879       1,292     1,300       639
Redeemable preferred stock and option                       5,180        18,620          --        --       900
Stockholders' equity                                       28,119       160,562      92,936    67,560     6,285

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in this Annual Report. Certain statements contained herein may contain forward-looking statements - see "Cautionary Statement Regarding Forward-Looking Information and Risk Factors."


OVERVIEW

     We are an advanced technology development company. We focus on developing advanced life-enhancing technology products and services. To date, we have developed three such products: (i) Digital Angel, for monitoring and tracking people and objects; (ii) VeriChip, an implantable microchip for security and medical applications in humans; and (iii) Thermo Life, a thermoelectric generator.

     Approximately two years ago, we developed a patent for what we believe is the world's first combination of advanced biosensor technology and web-enabled wireless telecommunications linked to GPS. We branded this future technology "Digital Angel" and merged the technology with a company formerly known as Destron Fearing Corporation. Our goal was to create a new corporation underpinned by the patented technology and complemented by the products and services and revenues of our existing business segments. We united our existing GPS, application service provider and animal tracking business units to form Digital Angel Corporation. We launched Digital Angel, the product, on November 26, 2001.

     As a result of the merger of Digital Angel and MAS, the significant restructuring of our business during the past several months and our emergence as an advanced technology development company, we are in the process of re-evaluating and realigning our reporting segments. Accordingly, beginning with our first quarter 2002 Form 10-Q, our segment reporting will change to reflect this reorganization and new business model.

RECENT DEVELOPMENTS

     On March 27, 2002, Digital Angel merged with MAS. Also, pursuant to the merger agreement, we contributed all of our stock in Timely Technology Corp., our wholly owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary. In satisfaction of a condition to the consent to the merger by IBM Credit, we transferred to a Delaware business trust controlled by an advisory board all shares of MAS common stock owned by us and, as a result, the trust has legal title to approximately 82.1% of the MAS common stock. The trust has voting rights with respect to the MAS common shares until we repay our obligations to IBM Credit in full. We have retained beneficial ownership of the shares. The trust may be obligated to liquidate the shares of MAS common stock owned by it for the benefit of IBM Credit in the event we fail to make payments, or otherwise default, under our new credit agreement with IBM Credit, as discussed below. Such liquidation of the shares of MAS common stock will be in accordance with the Securities and Exchange Commission's rules and regulations governing affiliates. Our investment in the newly merged entity will not be consolidated and will be accounted for in a manner similar to the equity method post merger, except if and until such time the shares of MAS revert back to us, equity in losses will be recognized but not equity in income.

     Credit Agreement

     On January 31, 2002 and again on February 27, 2002, we entered into amendments to our credit agreement with IBM Credit. These amendments extended the principal and interest payments, which were due, to April 2, 2002, including principal payments that were initially due on July 1, 2001.

     Effective March 27, 2002, we entered into a new credit agreement with IBM Credit. Amounts outstanding under the new credit agreement, including the principal and interest payments that were previously extended to April 2, 2002, bear interest at an annual rate of 17% and mature on February 28, 2003. No principal or interest payments are due until the maturity date. However, the maturity date will be extended for consecutive one-year periods if we repay at least 40% of the principal amount outstanding plus accrued interest and expenses prior to February 28, 2003 and an additional 40% of the principal amount outstanding plus accrued interest and expenses prior to February 28, 2004. In any event, all amounts outstanding will be required to be repaid by August 15, 2005. If all amounts are not repaid by February 28, 2003, the unpaid amount will accrue interest at an annual rate of 25%. If not repaid by February 28, 2004, the interest rate increases to 35%.

     Our new credit agreement with IBM Credit also contains debt covenants relating to our financial position and performance, as well as the financial position and performance of MAS. The new credit agreement also prohibits us from borrowing funds from other lenders, and does not provide for any further advances by IBM Credit.

     See "LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS, Debt, Covenant Compliance and Liquidity."

     Restructuring

     As a result of the economic slowdown during 2001, we have experienced deteriorating sales for certain of our businesses. Beginning in the third quarter of 2001, our management team, with the advice of outside consultants, concluded that a full transition to an advanced technology company required the sale or closure of all units that did not fit into our new business model or were not cash-flow positive. This change in our business model has resulted in a corporate restructuring that began in the third quarter of 2001. Since that time, we have sold 12 business units, including four business units that were part of our Discontinued Operations, generating proceeds of over $11.0 million. The majority of these proceeds have been used to reduce debt obligations to our senior secured lender, IBM Credit Corporation. The businesses sold do not comprise an entire business segment. We have also closed 13 business units, including 11 businesses that were part of Discontinued Operations. In light of these closures and sales, we had reassessed our future expected operating cash flows and business valuations. This reassessment resulted in asset impairment charges of $71.7 million, inventory impairment reserves of approximately $4.0 million and bad debt reserves of $26.0 million during the third and fourth quarters of 2001.

     During the third and fourth quarters of 2001, we sold the business assets of the following subsidiaries: Applied Digital Retail, Inc., Signal Processors, Limited and ACT Wireless Corp., and the business assets of our Advanced Telecommunications companies. We also sold the stock of our subsidiary, Atlantic Systems, Inc. The total proceeds on these sales were $3.5 million and resulted in a loss of $6.1 million.

     On January 1, 2002, we sold substantially all of the business assets of our wholly-owned subsidiary, Applied Digital Oracle Practice, Inc. The proceeds were $0.2 million, plus the assumption of certain liabilities of the business. The loss on sale was not material.

     New Developments

     On October 22, 2001, we announced the creation of a new wholly-owned subsidiary, Advanced Power Solutions, Inc., which will develop, market and license our new product, Thermo Life a proprietary thermoelectric generator powered by body heat. Thermo Life is intended to provide a miniaturized power source for a wide range of consumer electronic devices including attachable or implantable medical devices and wristwatches.

     On November 26, 2001, we officially launched our Digital Angel product. Initial marketing campaigns have focused on South Florida, with its high concentration of favorable demographic groups. Upon completion of this regional rollout and a thorough evaluation of new subscriber demographics and characteristics, the rollout will be extended to markets nationwide.

     On December 19, 2001, we announced that we have developed a miniaturized, implantable identification chip, called VeriChip that can be used in a variety of medical, security and emergency applications. On February 7, 2002, we announced the creation of a new wholly-owned subsidiary, VeriChip Corporation, which will develop, market and license VeriChip. About the size of the point of a typical ballpoint pen, each VeriChip will contain a unique identification number and other critical data. Utilizing an external scanner, radio frequency energy passes through the skin energizing the dormant VeriChip, which then emits a radio frequency signal transmitting the identification number and other data contained in the VeriChip.

     On March 6, 2002, we announced the formation of a new executive management team. We appointed Mr. Scott R. Silverman as our President, Mr. Jerome C. Artigliere as our Chief Operating Officer and Mr. Evan C. McKeown as our Chief Financial Officer.

     Discontinued Operations

     On March 1, 2001, our board of directors approved a plan to offer for sale our IntelleSale business segment and several other noncore businesses. Accordingly, these operating results have been reclassified and reported as discontinued operations for all periods presented. The plan of disposal anticipated that these entities would be sold or closed within 12 months from March 1, 2001, the defined "measurement date".

     Effective May 10, 2001, we sold our 80% ownership interest in Innovative Vacuum Solutions, Inc. (IVS) for $1.4 million, or $0.2 million less than the estimated proceeds at December 31, 2000. On October 1, 2001, we sold 100% of the stock of our wholly-owned subsidiary, Hopper Manufacturing Co., Inc. (Hopper) and on November 29, 2001, we sold substantially all of the business assets of GDB Software Services, Inc.
(GDB). The sales proceeds for Hopper and GDB approximated the estimated proceeds of $0.6 million. In addition, in November 2001, we ceased operations for all of our Intellesale companies. On January 31, 2002, we sold our 85% ownership interest in its Canadian subsidiary, Ground Effects, Ltd. The sales proceeds were $1.6 million plus the assumption of the Canadian portion of the IBM debt, which resulted in an additional loss above the estimated loss on the measurement date of $1.2 million.

         As of March 1, 2002, we had sold or closed substantially all of the businesses comprising Discontinued Operations. There are two insignificant companies remaining, which had combined revenues and net losses for the year ended December 31, 2001 of $3.1 million and $0.1 million, respectively. we anticipate selling these two remaining companies within the next several months. Proceeds from the sales of Discontinued Operations companies were used to repay amounts outstanding under the IBM Agreement. Any additional proceeds on the sales of the remaining two businesses will also be used to repay IBM debt.

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on the amount reported in these financial statements. A summary of those significant accounting policies can be found in Note 1 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. We believe our most critical accounting policies include revenue recognition, software revenue recognition, stock-based compensation, proprietary software in development, goodwill and other intangible assets and legal contingencies as explained below:

REVENUE RECOGNITION

     For programming, consulting and software licensing services and construction contracts, we recognize revenue based on the percent complete for fixed fee contracts, with the percent complete being calculated as either the number of direct labor hours in the project to date divided by the estimated total direct labor hours or based upon the completion of specific task orders. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable. For nonfixed fee jobs, revenue is recognized based on the actual direct labor hours in the job times the standard billing rate and adjusted to realizable value, if necessary. For product sales, we recognize revenue at the time products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exists, revenue is recognized when such uncertainties are resolved. Revenue from royalties is recognized when licensed products are shipped. There are no significant post-contract support obligations at the time of revenue recognition. Our accounting policy regarding vendor and post-contract support obligations is based on the terms of the customers' contract, billable upon the occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized. We do not experience significant product returns, and therefore, management is of the opinion that no allowance for sales returns is necessary. We have no obligation for warranties on new hardware sales, because the warranty is provided by the manufacturer. We do not offer a warranty policy for services to our customers. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

SOFTWARE REVENUE RECOGNITION

     For those arrangements where our contract calls only for the delivery of software with no additional obligations, revenue is recognized at the time of delivery, provided that there is a signed contract, delivery of the product has taken place, the fee is fixed by the contract and collectability is considered probable. For multiple element arrangements such as a contract that includes the delivery of software and a service arrangement, revenues allocated to the sale of the software are recognized when the software is delivered to the customer. Revenues related to the sale of the service agreement are recognized ratably over the term of the service agreement. A value is ascribed to each of the elements sold. This value is based on vendor specific objective evidence of fair value, regardless of any separate prices that may be stated in the contract. Vendor specific objective evidence of fair value is the price charged when the elements are sold separately. If an element is not yet being sold separately, the fair value is the price established by management having the relevant authority to do so. It is considered probable that the price established by management will not change before the separate introduction of the element. If the contract includes a discount, the discount is applied to the components of the contract which specifically apply. For those contracts where the discount is a fixed amount for the entire contract (i.e. not specifically identifiable with any of the contract elements), a proportionate amount of the discount is allocated to each element of the contract based on that element's fair value without regard to the discount. Our contracts do not include unspecified upgrades and enhancements. For those arrangements where our contracts to deliver software require significant production modification or customization of the software, revenues are recognized using percentage of completion accounting. The service element of these contracts are essential to the functionality of other elements in the contract and are not accounted for separately. The cost to complete and extent of progress towards completion of these contracts can be reasonably ascertained based on the detailed tracking and recording of labor hours expended. Progress payments on these contracts are required and progress is measured using the efforts expended input measure. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

STOCK-BASED COMPENSATION

     We account for our employee stock-based compensation plans in accordance with APB Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25, and complies with the disclosure provisions of SFAS No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost is recognized for any of our fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB Opinion No. 25. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation costs is recognized immediately. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123. Under variable accounting, changes in the underlying price of our stock may have a significant impact to earnings. A rise in the stock price would be treated as additional compensation expense and a decrease in the stock price would result in a reduction of reported compensation expense.

PROPRIETARY SOFTWARE IN DEVELOPMENT

     In accordance with Statement of Financial Accounting Standards (FAS) 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, we have capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detail program design to product specifications and has been reviewed for high-risk development issues, or to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The estimated useful life for the straight-line method is determined to be 2 to 5 years. Future events such as market conditions, customer demand, or technological obsolescence could cause us to conclude that the software is impaired. The determination of the possible impairment expense requires management to make estimates that effect our consolidated financial statements.

GOODWILL AND OTHER INTANGIBLE ASSETS

     In conjunction with our review for impairment of goodwill and other intangible assets in the fourth quarter of 2000, we reviewed the useful lives assigned to goodwill and, effective October 1, 2000, changed the lives to periods ranging from 5 to 10 years, down from periods ranging from 10 to 20 years. The impact in 2001 and 2000 of this change was an increase in amortization of $7.2 million and $3.5 million, respectively and a decrease in earnings per share of $0.04 and $0.05, respectively. Goodwill and other intangible assets are stated on the cost basis and have been amortized, principally on a straight-line basis, over the estimated future periods to be benefited (ranging from 5 to 10 years). We reviewed goodwill and other intangible assets quarterly for impairment whenever events or changes in business circumstances indicated that the remaining useful life may have warranted revision or that the carrying amount of the long-lived asset may not have been fully recoverable. Included in factors considered were significant customer losses, changes in profitability due to sudden economic or competitive factors, change in managements' strategy for the business unit, letters of intent received for the sale of the business unit, or other factors arising in the quarterly period. We annually performed undiscounted cash flows analyses by business unit to determine if impairment existed. For purposes of these analyses, earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow. When impairment was determined to exist, any related impairment loss was calculated based on fair value. Fair value was determined based on discounted cash flows. The discount rate utilized by us was the rate of return expected from the market or the rate of return for a similar investment with similar risks. We recorded goodwill impairment charges of $63.6 million and $0.8 million during 2001 and 2000, respectively.

     On January 1, 2002 we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually. Intangible assets deemed to have indefinite life under SFAS 142, such as goodwill, are no longer amortized, but instead reviewed at least annually for impairment. Goodwill amortization amounted to $21.3 million during 2001. Intangible assets with finite lives are amortized over the useful life. As part of the implementation of SFAS 142, we will be required to complete a transitional impairment test of goodwill and other intangible assets. We are in the process of completing these tests. The fair value of the business unit will be estimated using the discounted cash flow method as describe above. Prospectively, we will test its goodwill and intangible assets for impairment as a part of our annual business planning cycle during the fourth quarter of each fiscal year. Future events such market conditions or operational performance of our acquired businesses could cause us to conclude that impairment exist. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

LEGAL CONTINGENCIES

     We are currently involved in certain legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, of the effectiveness of our strategies, related to these proceedings.

SEGMENT RE-ALIGNMENT

     As a result of the merger of Digital Angel and MAS, the significant restructuring of our business during the past several months and our emergence as an advanced technology development company, management is in the process of re-evaluating and realigning its reporting segments. Accordingly, beginning with our first quarter 2002 Form 10-Q, our segment reporting will change to reflect this reorganization and new business model.

     RESULTS OF CONTINUING OPERATIONS


     The following table sets forth data expressed as a percentage of total revenue for the years indicated.

                                                                           PERCENTAGE OF TOTAL REVENUE
                                                                ---------------------------------------------
                                                                       2001            2000           1999
                                                                         %               %              %
                                                                ---------------------------------------------
Product revenue                                                          72.4            77.7          60.6
Service revenue                                                          27.6            22.3          39.4
                                                                ---------------------------------------------
  Total revenue                                                         100.0           100.0         100.0
                                                                ---------------------------------------------
Cost of products sold                                                    76.6            65.8          68.2
Cost of services sold                                                    53.7            45.2          41.2
                                                                ---------------------------------------------
  Total cost of products and services sold                               70.3            61.2          57.6
  Gross margin                                                           29.7            38.8          42.4
Selling, general and administrative expense                              62.1            46.0          45.7
Research and development expense                                          5.6             1.9            --
Interest and non-cash charges:
Asset impairment, restructuring and unusual costs                        45.9             4.7           2.0
Depreciation and amortization                                            18.5             8.2           5.1
Non-cash compensation expense                                             3.4              --            --
Loss (gain) on sales of subsidiaries and business assets                  3.9             0.4         (15.6)
Interest income                                                          (1.3)           (0.8)          0.3
Interest expense                                                          5.5             4.4           2.7
                                                                ---------------------------------------------
(Loss) income before provision (benefit) for income taxes,
minority interest and equity in net loss of affiliate                  (113.6)          (25.2)          2.9
Provision (benefit) for income taxes                                     13.4            (3.7)          0.9
                                                                ---------------------------------------------
(Loss) income from continuing operations before minority
interest and equity in net loss of affiliate                           (127.0)          (21.5)          2.0
Minority interest                                                        (0.5)            0.2            --
Equity in net loss of affiliate                                           0.2              --            --
                                                                ---------------------------------------------
(Loss) income from continuing operations                               (126.7)          (21.6)          2.0
Income (loss) from discontinued operations, net of income
taxes                                                                     0.1           (56.2)          2.3
                                                                ---------------------------------------------
Loss on disposal and operating losses during the phase out
period                                                                  (10.7)           (5.4)           --
                                                                ---------------------------------------------
(Loss) before extraordinary gain (loss)                                (137.3)          (83.2)          4.3
Extraordinary gain (loss)                                                 6.0              --          (0.1)
                                                                ---------------------------------------------
Net (loss) income                                                      (131.3)          (83.2)          4.2
Preferred stock dividends                                                (0.7)           (0.1)           --
                                                                ---------------------------------------------
Accretion of beneficial conversion feature of preferred stock            (6.0)           (2.9)           --
                                                                ---------------------------------------------
Net (loss) income available to common stockholders                     (138.0)          (86.2)          4.2
                                                                =============================================

     REVENUE

     Revenue from continuing operations for 2001 was $156.3 million, an increase of $21.5 million, or 16.0%, from $134.8 million in 2000. Revenue for 2000 represents an increase of $5.7 million, or 4.4%, from $129.1 million in 1999. These increases are primarily attributable to the growth through acquisitions.

     Revenue for each of the continuing operating segments was:

                                             2001                          2000                        1999
                                 ------------------------------ ---------------------------  --------------------------
                                  Product  Service    Total     Product  Service   Total     Product  Service  Total
                                  -------  -------    -----     -------  -------   -----     -------  -------  -----
                                                                (amounts in thousands)
Applications                      $ 12,646  $18,647  $ 31,293   $ 18,525  $ 9,587 $ 28,112   $14,829  $13,177 $ 28,006
Services -

Telephony (1)                       31,376   11,967    43,343     30,822    9,197   40,019    28,894   30,332   59,226

Networks                            33,727    8,005    41,732     34,894    8,151   43,045    19,878    7,312   27,190
                                 ----------------------------- ---------------------------- ---------------------------

Total Services                      65,103   19,972    85,075     65,716   17,348   83,064    48,772   37,644   86,416

Advanced Wireless                   34,987    4,422    39,409     20,327    3,072   23,399    14,379       --   14,379
Corporate                              411      126       537        191       --      191       263       --      263
                                 ----------------------------- ---------------------------- ---------------------------
Total                             $113,147  $43,167  $156,314   $104,759  $30,007 $134,766   $78,243  $50,821 $129,064
                                 ============================= ============================ ===========================

-----------------
(1)    Includes TigerTel's revenue of $39.2 million in 1999.  TigerTel was sold on December 31, 1999.

     Changes during the years were:

     Our Application segment's revenue increased $3.2 million from 2000 to 2001. Product revenue decreased by $5.9 million, or 31.7%, while service revenue increased by $9.1 million, or 94.5%. During 2001, this segment experienced a reduction in sales of software applications and implementation services and a reduction in revenue due to the sale of all of the business assets of two existing businesses during the third quarter of 2001. Service revenue increased primarily due to companies acquired during the last nine months of 2000. Revenue remained stable from 1999 to 2000. Companies acquired in 2000 contributed $4.7 million in revenue, primarily for products, offset by a corresponding reduction in revenue from existing businesses. The decline in service revenue in 2000 was the result of an internal project to implement an enterprise-based financial reporting system, reducing the amount of billable revenue that that group could otherwise have generated if services were performed for third parties.

     Our SERVICES segment is divided into two business groups - Telephony and Networks:

     Our Telephony group's revenue increased $3.3 million, or 8.3%, from 2000 to 2001. Computer Equity Corporation, a company acquired in June 2000, contributed $10.0 million of the increase offset by a decrease of $6.7 million from existing businesses due to a decrease in demand in the telecommunications market during 2001. Revenue decreased $19.2 million, or 32.4%, from 1999 to 2000. The decrease was due to the fact that 1999 includes $39.2 million of revenue ($16.6 of product and $22.6 of services) from TigerTel, which was sold on December 31, 1999. Excluding TigerTel's 1999 revenue, 2000 revenue increased by $20 million, or 100%, compared to 1999 revenue of $20.0 million. Companies acquired in 2000 contributed $18.2 million, or 91.0%, of this increase and $1.8 million, or 9.0%, was from internal growth. Certain revenues have been reclassified from product revenue to service revenue for 2000 and 1999 for comparative purposes. During 2001, we determined that our product installations had a service component, and accordingly, the revenue associated with this service component has been presented as service revenue for all periods presented.

     Our Networks group's revenue decreased $1.3 million, or 3.1%, from 2000 to 2001. SysComm International Corporation acquired in the fourth quarter of 2000 contributed $6.9 million of additional revenue, which was offset by a reduction in revenue of $8.2 million from existing businesses due to reduced demand in the telecommunication market during 2001. Revenue increased $15.9 million, or 58.3%, from 1999 to 2000. Companies acquired in 2000 contributed $9.7 million, or 61.4%, of the increase, while $6.1 million, or 38.6%, of the increase was from internal growth. Both product and service revenue increased as a result of internal growth and acquisitions.

     Our Advanced Wireless segment's revenue increased $16.0 million, or 68.4%, from 2000 to 2001. Companies acquired during the last nine months of 2000 contributed $17.8 million, or 111.2%, of this increase, while the existing business unit's revenue declined $1.8 million, or 11.2%, resulting primarily from the loss of a production contract during 2001. Revenue increased $9.0 million, or 62.3%, from 1999 to 2000. Companies acquired in 2000 contributed $10.4 million, or 115.6%, of this increase, while the existing business unit's revenue declined $1.4 million, or 15.6% of the increase, resulting primarily from cut backs of military spending in the United Kingdom. Certain 2000 revenues have been reclassified from product revenue to service revenue for comparative purposes.

     GROSS PROFIT AND GROSS PROFIT MARGIN

     Gross profit from continuing operations for 2001 was $46.5 million, a decrease of $5.8 million, or 11.1%, from $52.3 million in 2000. Gross profit for 2000 represents a $2.5 million, or 4.6%, decrease from 1999's gross profit of $54.8 million. As a percentage of revenue, the gross profit margin was 29.7%, 38.8% and 42.4% for the years ended December 31, 2001, 2000 and 1999, respectively.

     Gross profit from continuing operations for each operating segment was:

                                            2001                          2000                         1999
                                 ---------------------------- ----------------------------- ----------------------------
                                  Product  Service   Total     Product   Service   Total     Product  Service   Total
                                  -------  -------   -----     -------   -------   -----     -------  -------   -----
                                                                 (amounts in thousands)
Applications                      $6,722   $7,906  $14,628    $10,409    $6,104  $16,513     $8,233   $8,833   $17,066
Services -
   Telephony (1)                   2,590    5,906    8,496     10,277     4,482   14,759      6,776   15,610    22,386
   Networks                        3,345    4,374    7,719      6,675     4,398   11,073      3,215    5,420     8,635
                                 ---------------------------- ----------------------------- ----------------------------
Total Services                     5,935   10,280   16,215     16,952     8,880   25,832      9,991   21,030    31,021

Advanced Wireless                 13,409    1,686   15,095      8,308     1,447    9,755      6,415       --     6,415
Corporate                            411      126      537        191        --      191        263       --       263
                                 ---------------------------- ----------------------------- ----------------------------
Total                            $26,477  $19,998  $46,475    $35,860   $16,431  $52,291    $24,902  $29,863   $54,765
                                 ============================ ============================= ============================

-----------
(1)  Includes TigerTel's gross profit of $14.9 million in 1999.  TigerTel was sold on December 31, 1999.

     Gross profit margin from continuing operations for each operating segment was:

                                            2001                           2000                        1999
                                 ----------------------------   ---------------------------  --------------------------
                                  Product  Service   Total      Product  Service   Total     Product  Service  Total
                                  -------  -------   -----      -------  -------   -----     -------  -------  -----

                                     %        %        %           %        %       %          %        %       %
Applications                        53.2     42.4     46.7        56.2     63.7     58.7      55.3     67.0     60.9
Services -
   Telephony (1)                     8.3     49.4     19.6        33.3     48.7     36.9      23.5     51.5     37.8
   Networks                          9.9     54.6     18.5        19.1     54.0     25.7      16.2     74.1     31.8
                                 ----------------------------  ---------------------------- ---------------------------
Total Services                       9.1     51.5     19.1        25.8     51.2     31.1      20.5     55.9     35.9


Advanced Wireless                   38.3     38.1     38.3        40.9     47.1     41.7      44.6       --     44.6
Corporate                          100.0    100.0    100.0       100.0       --    100.0     100.0       --    100.0
                                 ----------------------------  ---------------------------- ---------------------------
Total                               23.4     46.3     29.7        34.2     54.8     38.8      31.8     58.8     42.4
                                 ============================  ============================ ===========================

-----------
(1)  Includes TigerTel's gross profit margin of 38.0% 1999.  TigerTel was sold on December 31, 1999.

     Changes during the years were:

     Our Applications segment's gross profit decreased $1.9 million from 2000 to 2001, and margins decreased to 46.7% in 2001 compared to 58.7% in 2000. Despite increases of $4.6 million contributed by companies acquired during the last nine months of 2000, margins from existing businesses decreased as a result of reduced sales and the sale of the business assets of two businesses in the segment during the third quarter of 2001. Gross profit decreased $0.6 million from 1999 to 2000 and margins decreased to 58.7% from 60.9% in 2000 compared to 1999. Companies acquired in 2000 contributed $4.5 million helping to sustain our margin and gross profit percentage decline from loss of business at our United Kingdom locations. Those locations suffered from the cancellation of military orders which were in the pipeline but did not materialize. We also utilized the services of our Applications segment to implement our enterprise based financial reporting system in 2000, reducing the amount of billable revenue that segment could otherwise have generated if services were performed for third parties, further reducing gross profit.

     SERVICES -

     Our Telephony group's gross profit declined $6.3 million, or 42.4%, from 2000 to 2001 and margins decrease to 19.6% from 36.9% primarily as a result of inventory impairment reserves of $3.7 million, a decrease in demand in the telecommunications market during 2001 and the closure of one of the businesses in this segment during the third quarter of 2001. The inventory reserves resulted primarily from our need to liquidate certain businesses and their inventories at amounts below their carrying value due to our lack of liquidity. These two businesses were sold effective
December 31, 2001. Partially offsetting the decline in gross profit was an increase of $2.2 million from Computer Equity Corporation, a company acquired on June 1, 2000. Gross profit declined $7.6 million, or 34.1%, from 1999 to 2000. Results from 1999 include $14.9 million of TigerTel's gross profit ($3.6 million from products and $11.3 million from services). Excluding TigerTel's gross profit for 1999, our Telephony group experienced a $7.3 million, or 97.3%, gross profit increase from 1999 to 2000. Of this amount, $5.3 million, or 72.6%, was generated from companies acquired in 2000 and the balance, $2.0 million, or 27.4%, was generated by internal growth.

     Our Network group's gross profit decreased $3.4 million, or 30.3%, from 2000 to 2001. Gross margin percentage declined to 18.5%, from 25.7% in 2000. The poor performance of the economy, and the technology sector in particular, resulted in lower capital spending and increased incentives. This has resulted in the closure of a business in this segment and contributed to the decline in the overall gross profit and margin percentage. Gross profit increased $2.4 million, or 28.2%, from 1999 to 2000. Of the improvement, $0.1 million was contributed through internal growth and $2.3 million was contributed by companies acquired in 2000. Gross margin percentage declined to 25.7% in 2000 from 31.8% in 1999. The poor performance of the technology sector during the fourth quarter of 2000 resulted in lower capital spending and increased incentives, which contributed to the decline in gross margin percentage.

     Our Advanced Wireless segment's gross profit increased by $5.3 million, or 54.7%, from 2000 to 2001. Companies acquired during the last nine months of 2000 contributed $6.0 million while gross margin from an existing business declined $0.7 million as a result of the loss of a production contract during 2001. Gross margin percentage declined to 38.3% in 2001 from 41.7% in 2000 because the businesses acquired during 2000 earn lower margin percentages than our existing business. Gross profit increased by $3.3 million, or 52.1%, from 1999 to 2000. Companies acquired in 2000 contributed $3.8 million while gross profit from internal growth declined $0.5 million as a result of lower revenue from this source.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses from continuing operations were $97.0 million in 2001, an increase of $35.0 million, or 56.5%, over the $62.0 million reported in 2000. Selling, general and administrative expenses from continuing operations increased $3.0 million in 2000, or 5.1%, over the $59.0 million reported in 1999. As a percentage of revenue, selling, general and administrative expenses from continuing operations have increased to 62.1% in 2001, from 46.0% in 2000 and 45.7% in 1999.

     At the segment level, selling, general and administrative expense increased primarily as a result of acquisitions during the last nine months of 2000. Beginning in the fourth quarter of 2000, and commencing January 1, 2001, we mandated strict and severe cost cutting procedures across the organization. At the segment level, these measures included a complete review and reduction of selling, general and administrative expenses by at least 10%. At the corporate level, we have eliminated the levels of 2000 expenditures for salaries and benefits, bonuses, and due diligence expenses. During 2001, Corporate's selling, general and administrative expense increased significantly primarily as a result of increases in bad debt reserves and legal and accounting fees as more fully discussed below.

     Selling, general and administrative expense for each of the operating segments was:

                                                                               2001          2000           1999
                                                                         -------------------------------------------
                                                                                  (amounts in thousands)
Applications                                                                 $ 21,996      $ 18,941       $ 14,387
Services -
    Telephony (1)                                                              13,367        11,511         20,260
    Networks                                                                    9,783         9,348          6,953
                                                                         -------------------------------------------
    Total Services                                                             23,150        20,859         27,213
Advanced Wireless                                                              11,004         8,345          6,856
Corporate                                                                      40,892        13,851         10,504
                                                                         -------------------------------------------
                                                                             $ 97,042      $ 61,996       $ 58,960
                                                                         ===========================================

--------------------
(1) Includes TigerTel's selling, general and administrative expenses of $11.4 million in 1999.

     Selling, general and administrative expense as a percentage of revenue for each of the operating segments was:

                                                                               2001          2000           1999
                                                                         -------------------------------------------
                                                                                %             %              %
Applications                                                                   70.3          67.4           51.4

Services -
    Telephony (1)                                                              30.8          28.8           34.2
    Networks                                                                   23.4          21.7           25.6
                                                                         -------------------------------------------
    Total Services                                                             27.2          25.1           31.5
Advanced Wireless                                                              27.9          35.7           47.7
Corporate (2)                                                                  26.2          10.3            8.1
                                                                         -------------------------------------------
                                                                               62.1          46.0           45.7
                                                                         ===========================================

--------------------
(1) Includes, as a percentage of revenue, TigerTel's selling, general and administrative expenses of 29.1% in 1999.
(2)  Corporate's percentage has been calculated as a percentage of total revenue.

     Changes during the years were:

     Our Applications segment's selling, general and administrative expenses increased $3.1 million, or 16.4%, to $22.0 million in 2001 from $18.9 million in 2000. Companies acquired during the last nine months of 2000 and bad debt reserves of $2.7 million contributed to the increase, partially offset by a reduction in expenses due to the sale of the business assets of one of the businesses during 2001. Selling expense increased as a percentage of revenue primarily due to the bad debt reserves. Selling, general and administrative expenses increased $4.5 million, or 31.3%, to $18.9 million in 2000 from $14.4 million in 1999. Companies acquired in 2000 contributed $3.7 million of this increase, while $0.8 million was attributable to increased sales, marketing and travel expenses.

     SERVICES -

     Our Telephony group's selling, general and administrative expenses increased by $1.9 million, or 16.5%, to $13.4 million from $11.5 million in 2000. $2.6 million of the increase was due to the acquisition of Computer Equity in June 2000 and $1.3 million was due to bad debt reserves, partially offset by staff reductions and other cost saving measures. Selling, general and administrative expenses declined by $8.7 million, or 43.2%, to $11.5 million in 2000 from $20.3 million in 1999. Included in 1999's SG&A is $11.4 million attributable to TigerTel sold on December 31, 1999. Excluding TigerTel in 1999, selling, general and administrative expenses increased $2.7 million, or 15.3%, to $20.3 million in 2000 from $17.6 million in 1998. This increase was primarily due to an acquisition made in the second quarter of 2000, which contributed $2.3 million of this increase, while $0.4 million was attributable to higher payroll and insurance costs.

     Our Network group's selling, general and administrative expenses increased $0.4 million, or 4.3%, to $9.8 million in 2001, from $9.4 million in 2000. The acquisition of SysComm during the fourth quarter of 2000 increased expenses by $1.3 million. Partially offsetting the increase related to SysComm was a reduction in expenses due to cost savings from the consolidation of two of our existing subsidiaries within this group. Selling, general and administrative expenses increased $2.4 million, or 34.4%, to $9.4 million in 2000, from $7.0 million in 1999. Increases in payroll, commissions, facility and general overhead, in line with increases in revenue, accounted for $0.9 million of the increase, while acquisitions in 2000 contributed $1.5 million.

     Our Advanced Wireless Group's selling, general and administrative expenses increased $2.7 million, or, 32.5%, to $11.0 million in 2001 from the $8.3 million in 2000. Acquisitions completed throughout the last nine months of 2000 contributed $3.2 million of the increase, offset by a reduction in selling, general and administrative expense from our existing business, which was in line with reduced revenues as previously discussed. Selling, general and administrative expenses increased $1.4 million, or 20.3%, to $8.3 million in 2000 compared to the $6.9 million reported in 1999. Acquisitions completed throughout the year contributed $2.4, while $1.0 million was reduced at the one business comprising this group at the beginning of 2000 in line with reduced revenue.

     Corporate selling, general and administrative expenses increased $27.0 million, or 194.2%, to $40.9 million in 2001 compare to $13.9 million reported in 2000. The significant increase was primarily as a result of an increase in bad debt reserves on notes and other receivables of $21.9 million. The reserves were considered necessary based upon several factors that occurred during the third and fourth quarters of 2001. These included:

     (a) A debtor declared bankruptcy, which resulted in as reserve of $2.5 million;

     (b) $6.2 million of a note receivable, plus accrued interest, associated with a business sold in December 2000 was deemed un-collectible as the debtor has experienced significant business interruptions to a business located in New York directly related to September 11, 2001;

     (c) Three debtors are delinquent under required payment obligations resulting in a reserve of $3.4 million; and

     (d) A $9.0 million note received for issuance of shares of the Company's common stock was deemed un-collectible based upon the financial condition of the debtor.

     Also contributing to the increase in 2001 was $3.6 million in litigation reserves. Partially offsetting the increases was a reduction in personnel related expenses of $2.0 million.

     Selling, general and administrative expenses increased $3.3 million, or 31.9%, to $13.9 million in 2000 from the $10.5 million reported in 1999. Increases in corporate staff, a revised outside directors remuneration program, higher insurance and professional fees all contributed to the increase.

     RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expense from continuing operations for 2001 was $8.6 million, an increase of $6.1 million, or 244.0%, from $2.5 million in 2000. We did not incur research and development expense during 1999. As a percentage of revenue, research and development expense increased to 5.6% in 2001 from 1.9% in 2000.

     Research and development expense for each of the operating segments was:

                                                                               2001           2000             1999
                                                                         -------------------------------------------
                                                                                  (amounts in thousands)
Applications                                                                  $3,539           $269            $--
Services -
    Telephony                                                                     --             --             --
    Networks                                                                      --             --             --
                                                                         -------------------------------------------
    Total Services                                                                --             --             --
Advanced Wireless                                                              5,071          2,235             --
Corporate                                                                         --             --             --
                                                                         -------------------------------------------
                                                                              $8,610         $2,504            $--
                                                                         ===========================================

--------------------

         The significant increase is due to research and development activities associated with our Digital Angel, Thermo Life and VeriChip products and software development costs incurred by companies acquired during the last nine months of 2000.

     ASSET IMPAIRMENT, RESTRUCTURING AND UNUSUAL CHARGE

     Asset impairment, restructuring and unusual charge during the years ended December 31, 2001, 2000 and 1999 was:

                                                                              2001             2000            1999
                                                                                    (amounts in thousands)
Goodwill:

  Applications                                                              $39,777             $818             $--
  Services:
     Telephony                                                               12,724               --              --
     Networks                                                                 9,766               --              --
     Advanced Wireless                                                        1,339               --              --
                                                                     ------------------------------------------------
 Total goodwill                                                              63,606              818              --
Property and equipment                                                        2,372               --              --
Investment in ATEC and Burling stock                                             --            5,565              --
Software and other                                                            5,741               --             314
Restructuring charge                                                             --               --           2,236
                                                                     ------------------------------------------------
                                                                            $71,719           $6,383          $2,550
                                                                     ================================================


     As a result of the economic slowdown during 2001, we experienced deteriorating sales for certain of our businesses. In addition, management concluded that a full transition to an advanced technology company required the sale or closure of all units that did not fit into our new business model or were not cash-flow positive. This resulted in the shut down of several of our businesses during the third and fourth quarters of 2001. Also, letters of intent that we had received during the last half of 2001 and the first quarter of 2002 related to the sales of certain of our businesses indicated a decline in their fair values. The sales of these businesses do not comprise the sale of an entire business segment. Based upon these developments, we reassessed our future expected operating cash flows and business valuations. We performed undiscounted cash flows analyses by business unit to determine if an impairment existed. For purposes of these analyses, earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow. When an impairment was determined to exist, any related impairment loss was calculated based on fair value. Fair value was determined based on discounted cash flows. The discount rate utilized by us was the rate of return expected from the market or the rate of return for a similar investment with similar risks. This reassessment resulted in the asset impairments listed above during 2001. Using these same assumptions, we also projected that we will comply with the debt covenants under our new credit agreement during 2002. See "LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPEATIONS, Debt Covenants, Compliance and Liquidity."

     In addition to the impairments above, during 2001, we have recorded inventory reserves and bad debt reserves of $4.0 million and $26.0 million, respectively. The inventory reserves are included in our financial statements in cost of products and the bad debt reserves are included in selling, general and administrative expense.

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

     As of December 31, 2001, the net book value of goodwill is $90.8 million. Based upon the fair value of the Advanced Wireless segment at the date of merger, our current projections of future operating cash flows and the current estimated fair market values of businesses associated with the goodwill, we believe that this goodwill is not impaired.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense from continuing operations for 2001 was $28.9 million, an increase of $17.8 million, or 160.4%, from $11.1 million in 2000. The 2000 expense represents an increase of $4.5 million, or 68.2%, over the $6.6 million reported in 1999. As a percentage of revenue, depreciation and amortization expense increased to 18.5% in 2001 from 8.2% in 2000 and 5.1% in 1999. The increase is due primarily to significantly higher goodwill amortization resulting from acquisitions during the last nine months of 2000, and the change in useful lives discussed below.

     In conjunction with our review for impairment of goodwill and other intangible assets in the fourth quarter of 2000, we reviewed the useful lives assigned to acquisitions and, effective October 1, 2000, changed the lives to periods ranging from 5 to 10 years, down from periods ranging from 10 to 20 years to reflect current economic trends associated with the nature of recent acquisitions made. This change in the fourth quarter of 2000 increased amortization expense by $7.2 million and $3.5 million in 2001 and 2000, respectively.

     Depreciation and amortization expense for each of the operating segments was:

                                                                              2001           2000           1999
                                                                         -------------------------------------------
                                                                                  (amounts in thousands)
Applications                                                                 $ 1,110        $ 1,075        $ 1,781
Services -
    Telephony (1)                                                                373            551          1,547
    Networks                                                                     598            171            132
                                                                         -------------------------------------------
    Total Services                                                               971            722          1,679
Advanced Wireless                                                              4,085            652            510
Corporate (including amounts incurred during consolidation) (2)               22,733          8,624          2,590
                                                                         -------------------------------------------
                                                                             $28,899        $11,073        $ 6,560
                                                                         ===========================================

--------------------
(1)  Includes TigerTel's depreciation and amortization of $1.2 million in 1999.
(2) Includes consolidation adjustments of $20.5 million, $7.0 million and $1.6 million in 2001, 2000 and 1999, respectively.

     The changes during the years reflect increased depreciation from increased capital expenditures in 2001 over 2000 and 2000 over 1999, except that in 2001 our Telephony segment fully amortized assets under capitalized leases, and in 1999, in our Applications segment, we recognized intangible asset impairment charges which were included in 1999's amortization expense, thus increasing the expense in 1999 by approximately $0.8 million.

         Corporate's depreciation and amortization increased by $14.1 million, or 163.6%, to $22.7 million in 2001 from $8.6 million in 2000 and by $6.0 million, or 230.8%, in 2000 from $2.6 million in 1999. These increases reflect amortization on additional goodwill associated with companies acquired throughout the last nine months of 2000 as well as a reduction in the lives assigned to goodwill from 20 to 10 years and from 10 to 5 years beginning in the fourth quarter of 2000.

NON-CASH COMPENSATION EXPENSE

     Non-cash compensation expense was $5.3 million for 2001. The expense resulted primarily from re-pricing 19.3 million stock options during 2001. The options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and fluctuations in our common stock price will result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expire.

LOSS/GAIN ON SALES OF SUBSIDIARIES AND BUSINESS ASSETS

     The loss on the sales of subsidiaries and business assets of $6.1 million for 2001 was due to sales of the business assets of our wholly-owned subsidiaries as follows: ADS Retail Inc., Signal Processors, Limited, ACT Wireless Corp. and our ATI Communications companies. In addition, we sold our 85% ownership interest in Atlantic Systems, Inc. Proceeds from the sales were $3.5 million and were used primarily to repay debt.

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

     INTEREST INCOME AND EXPENSE

     Interest income was $2.1 million, $1.1 million and $0.4 million, for 2001, 2000 and 1999, respectively. Interest income is earned primarily from short-term investments and notes receivable.

     Interest expense was $8.6 million, $5.9 million and $3.5 million for 2001, 2000 and 1999, respectively. Interest expense is a function of the level of outstanding debt and is principally associated with revolving credit lines, notes payable and term loans.

     INCOME TAXES

     We had effective income tax (benefit) rates of 11.8%, (14.8)% and 31.8% in 2001, 2000 and 1999, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from non-deductible goodwill amortization associated with acquisitions, state taxes net of federal benefits and the increase or reduction of valuation allowances related to net operating loss carryforwards. As of December 31, 2001, we have provided a valuation allowance to reserve the majority of our 2001 tax benefit and existing net deferred tax assets. The increase in the valuation allowance is a result of the losses incurred during the year ended December 31, 2001, as well as our projections of future taxable income.

     EXTRAORDINARY GAIN/LOSS

     As a result of settling certain disputes between us, the former owners of Bostek, Inc. and an affiliate of Bostek, as more fully discussed in Note 7 to the Consolidated Financial Statements, the parties agreed to forgive a $9.5 million payable provided we registered approximately 3.0 million common shares by June 15, 2001. We were successful in meeting the June 15, 2001 deadline and, accordingly, the extinguishment of the $9.5 million payable was recorded in June 2001 as an extraordinary gain.

     In 1999, we retired our line of credit with State Street Bank and Trust Company and refinanced it with amounts borrowed under the credit agreement with IBM Credit. Deferred financing fees associated with the State Street Bank and Trust agreement were written off during the second quarter of 1999. The total amount of the write-off recorded as an extraordinary loss was $0.1 million, net of income taxes.

RESULTS OF DISCONTINUED OPERATIONS

     The following discloses the results of Intellesale and all other non-core businesses comprising discontinued operations for the period January 1 through March 1, 2001 and the years ended December 31, 2000 and 1999:

DISCONTINUED INTELLESALE BUSINESS:                                     JANUARY 1,
                                                                        THROUGH
                                                                        MARCH 1,      YEAR ENDED    YEAR ENDED
                                                                          2001              2000          1999
                                                                          ----              ----          ----
                                                                               (amounts in thousands)
Product revenue                                                            $7,965      $  95,666     $ 137,077

Service revenue                                                               370          6,826         5,909
                                                                ------------------------------------------------
Total revenue                                                               8,335        102,492       142,986

Cost of products sold                                                       6,974        104,396       112,144

Cost of services sold                                                          --          5,315         4,038
                                                                ------------------------------------------------
Total cost of products and services sold                                    6,974        109,711       116,182
                                                                ------------------------------------------------
Gross profit                                                                1,361         (7,219)       26,804

Selling, general and administrative expenses                                1,602         32,772        19,119

Gain on sale of subsidiary                                                     --         (5,145)           --

Depreciation and amortization                                                 121          2,949         1,725

Interest, net                                                                  --             --            60

Impairment of investments                                                      --         46,600            --

(Benefit) provision for income taxes                                         (151)       (13,357)        2,452

Minority interest                                                             (11)           140           417
                                                                ------------------------------------------------
(Loss) income from discontinued Intellesale businesses                      $(200)     $ (71,178)    $   3,031
                                                                ================================================

DISCONTINUED NON-CORE BUSINESSES:                                      JANUARY 1,
                                                                        THROUGH
                                                                        MARCH 1,      YEAR ENDED    YEAR ENDED
                                                                          2001              2000          1999
                                                                          ----              ----          ----
                                                                               (amounts in thousands)
Product revenue                                                            $5,074      $  42,235     $  64,511

Service revenue                                                               476             --           180
                                                                ------------------------------------------------
Total revenue                                                               5,550         42,235        64,691

Cost of products sold                                                       3,525         33,428        51,309

Cost of services sold                                                         259             --            --
                                                                ------------------------------------------------
Total cost of products and services sold                                    3,784         33,428        51,309
                                                                ------------------------------------------------
Gross profit                                                                1,766          8,807        13,382

Selling, general and administrative expenses                                  932          7,926        12,337

Loss on sale of subsidiary                                                     --            528            --

Depreciation and amortization                                                 143          1,268         1,402

Interest, net                                                                  29            187           110

Impairment of investments                                                      --          3,619            --

(Benefit) provision for income taxes                                          185           (257)         (472)

Minority interest                                                              64             61            25
                                                                ------------------------------------------------
(Loss) income from discontinued non-core businesses                          $413      $  (4,525)      $   (20)
                                                                ================================================




TOTAL DISCONTINUED OPERATIONS                                          JANUARY 1,
                                                                        THROUGH
                                                                        MARCH 1,     YEAR ENDED      YEAR ENDED
                                                                          2001             2000            1999
                                                                          ----             ----            ----
                                                                                (amounts in thousands)
Product revenue                                                         $13,039       $ 137,901       $ 201,588

Service revenue                                                             846           6,826           6,089
                                                                -------------------------------------------------
Total revenue                                                            13,885         144,727         207,677

Cost of products sold                                                    10,499         137,824         163,453

Cost of services sold                                                       259           5,315           4,038
                                                                -------------------------------------------------
Total cost of products and services sold                                 10,758         143,139         167,491
                                                                -------------------------------------------------
Gross profit                                                              3,127           1,588          40,186

Selling, general and administrative expenses                              2,534          40,697          31,456

Gain on sale of subsidiary                                                   --          (4,617)             --

Depreciation and amortization                                               264           4,217           3,127

Interest, net                                                                29             187             170

Impairment of investments                                                    --          50,219              --

(Benefit) provision for income taxes                                         34         (13,614)          1,980

Minority interest                                                            53             201             441
                                                                -------------------------------------------------
(Loss) income from discontinued operations                                $ 213       $ (75,702)      $   3,012
                                                                =================================================

     The above results do not include any allocated or common overhead expenses. Included in Interest, net, above are interest charges based on the debt of one of these businesses that was repaid when the business was sold in January 2002.

     As of March 26, 2002, we have sold or closed substantially all of the businesses comprising Discontinued Operations. There are two insignificant companies remaining, which had combined revenues and net losses for the year ended December 31, 2001 of $3.1 million and $0.1 million, respectively. We anticipate selling these two remaining companies over the next several months. Proceeds from the sales of Discontinued Operations companies were used to repay amounts outstanding under our credit agreement with IBM Credit. Any additional proceeds on the sales of the remaining two businesses will also be used to repay debt.

     Provision for operating losses and carrying costs during the phase-out period include the estimated loss on sale of the business units as well as operating and other disposal costs to be incurred in selling the businesses. Carrying costs include the cancellation of facility leases, employment contract buyouts, sales tax liabilities and reserves for certain legal expenses related to on-going litigation.

     During 2001, Discontinued Operations incurred actual losses in excess of estimated operating losses accrued on the measurement date of $13.0 million. The primary reasons for the excess losses were due to inventory write-downs of $4.5 million during the second quarter of 2001 and a decrease in estimated sales proceeds as certain of the businesses were closed in the second and third quarters of 2001. The closures were the result of a combination of the deteriorating market condition for the technology sector as well as our strategic decision to reallocate funding to our core businesses. We also increased our estimated loss on the sale of Innovative Vacuum Solutions, Inc., which was sold during the second quarter of 2001, by $0.2 million and on Ground Effects Ltd., which was sold in the first quarter of 2002, by $1.2 million.

     We incurred carrying costs in excess of estimated carrying costs on the measurement date of $3.7 million. The primary reasons for the excess carrying costs were legal expenses related to on-going litigation, additional sales tax liabilities and additional facility lease costs.

     We do not anticipate a further loss on sale of the two remaining businesses comprising Discontinued Operations. Expenses of sales of the businesses and anticipated operating losses represent our best estimate of these items. However, actual losses could differ from those estimates and any adjustments will be reflected in our future financial statements. During the years ended December 31, 2001 and 2000, the estimated amounts recorded were as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                      2001           2000
                                                                                      ----           ----
                                                                                    (amounts in thousands)
Operating losses and estimated loss on the sale of business units                  $13,010        $ 1,619
Carrying Costs (1)                                                                   3,685          6,954

                                                                             --------------------------------
Less: Benefit for income taxes                                                          --         (1,307)
                                                                             --------------------------------
                                                                                   $16,695        $ 7,266
                                                                             ================================

---------
(1) Carrying costs for the years ended December 31, 2001 and 2000 include all actual and estimated costs to dispose of the discontinued businesses including $3.6 million for future lease commitments, $2.7 million for severance and employment contract settlements, $2.4 for legal expenses, $1.0 for sales tax liabilities, and $0.9 million for selling costs, including professional fees and commissions.

     The following table sets forth the roll forward of the liabilities for operating losses and carrying costs from March 1, 2001, the measurement date, through December 31, 2001. The deductions represent activity from March 1, 2001, the measurement date, to December 31, 2001:


                                                                                                  Balance
                                          Balance,                                              December 31,
Type of Cost                           March 1, 2001           Additions      Deductions            2001
-------------------------------------------------------------------------------------------------------------
Operating losses and estimated
  loss on sale                              $ 1,619             $13,010         $13,456            $1,173
Carrying costs                                6,954               3,685           3,421             7,218
                                   --------------------------------------------------------------------------
Total                                       $ 8,573             $16,695         $16,877            $8,391
                                   ==========================================================================

     During 2000, Intellesale refocused its business model away from the Internet segment and began concentrating on its traditional business of asset management and brokerage services and the sale of refurbished and new desktop and notebook computers, monitors and related components as a wholesale, business to business supplier. The transition resulted in significantly reduced revenues from its Bostek business unit in the first half of 2000 compared to substantial sales from this unit in the second half of 2000, contributing to the decline in revenue from 1999 to 2000. Gross profit was significantly impacted by lower margin business in the first half of 2000 coupled with an inventory charge of $8.5 million, as discussed below.

     In the second quarter of 2000, Intellesale recorded a pre-tax charge of $17.0 million. Included in this charge was an inventory reserve of $8.5 million for products Intellesale expected to sell below cost (included in cost of goods sold), $5.5 million related to specific accounts and other receivables, and $3.0 million related to fees and expenses incurred in connection with Intellesale's cancelled public offering and certain other intangible assets. This charge reflects the segment's decreasing revenue trend, lower quarterly gross profits and the expansion of Intellesale's infrastructure into a major warehouse facility. In addition, a more competitive business environment resulting from an overall slowdown in Intellesale's business segment, and management's attention to the Bostek operational and legal issues, discussed above under "Legal Proceedings", contributed to the negative results. The impact of the loss resulted in Intellesale restructuring its overhead and refocusing its business model away from the Internet segment and back to its traditional business lines. This restructuring was completed in the fourth quarter of 2000 and during that quarter an additional $5.5 million of inventory acquired for retail distribution was written down to realizable value.

     LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

     As of December 31, 2001, cash and cash equivalents totaled $3.7 million, a decrease of $4.3 million, or 53.8% from $8.0 million at December 31, 2000. We utilize a cash management system to apply excess cash on hand against our credit facility for which we had no availability at December 31, 2001. Cash used in operating activities totaled $14.5 million, $21.4 million and $13.2 million in 2001, 2000 and 1999, respectively. In 2001, cash was used primarily to fund operating losses. In 2000 and 1999, excluding assets and liabilities acquired or assumed in connection with acquisitions, cash used was due to increases in accounts and unbilled receivables, inventories, prepaid assets and accounts payable and accrued expenses, after adjusting for the net income and for non-cash expenses.

     Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased by $22.0 million or 50.1% to $21.9 million in 2001 from $43.9 million in 2000. This decrease was primarily as a result of the sale and closure of businesses during 2001. As a percentage of 2001 and 2000 revenue, accounts and unbilled receivable were 14.0% and 32.6%, respectively.

     Inventories decreased by $6.1 million or 49.6% to $6.2 million in 2001 from $12.3 million in 2000. This increase was primarily as a result of the sale and closure of businesses during 2001. As a percentage of cost of goods sold for 2001 and 2000, inventories were 13.3% and 14.9%, respectively.

     Other current assets decreased by $11.2 million or 70.0% to $4.8 million in 2001 from $16.0 million in 2000. This decreases is primarily attributable to decreases in the current portion of our deferred tax asset and collection of tax refunds receivable during 2001.

     Accounts payable decreased by $1.5 million or 8.9% to $15.4 million in 2001 from $16.9 million in 2000. This decrease was as a result of the sale and closure of businesses during 2001. As a percentage of 2001 and 2000 cost of sales, accounts payable were 14.1% and 20.5%, respectively.

     Accrued expenses increased by $1.8 million or 11.0% to $18.2 million in 2001 from $16.4 million in 2000. The increase is primarily attributable to litigation reserves at December 31, 2001.

     "Due to sellers of acquired subsidiary" represents the deferred purchase price due to the Bostek sellers, which was forgiven during 2001, as a result of the satisfaction of contingencies as discussed in "Settlement of Litigation" above.

     Earnout and put accruals represent the estimated earnout and deferred purchase price payments earned at December 31, 2001 and 2000, respectively. The earnouts and puts were settled by the issuance of shares of our common stock.

     Investing activities used cash of $2.5 million in 2001, and provided cash of $16.7 million in 2000. In 2001, cash was used to acquire property and equipment of $2.8 million, offset by cash proceeds from the sale of subsidiaries and business assets of $1.7 million, the sale of property and equipment of $1.3 million, collections of notes receivable of $1.3 million and a reduction in other assets of $0.9 million. In 2000, we collected $31.3 million from the purchaser of TigerTel included in decreases in notes receivable and $0.9 million from the sale of assets, offset by cash of $9.1 million used to acquire businesses, $8.4 million of which was spent to acquire property and equipment, and $1.0 million of which was used to increase other assets.

     Cash of $11.7 million, $30.8 million and $40.6 million was provided by financing activities in 2001, 2000 and 1999 respectively. In 2001, cash of $14.0 million was obtained through notes payable, $0.6 million was provided by long-term debt and $0.7 million was provided from the issuance of common shares. Cash was used for financing activities for stock issuance costs of $0.8 million and payments of long-term debt of $2.5 million. In 2000, $19.1 million was received from the issuance of Series C preferred stock, $16.0 million was obtained through long-term debt, $2.8 million was obtained from net increases in notes payable and $6.0 million was obtained through the issuance of common shares. Uses of cash in 2000 included payments of $12.1 million against long-term debt, and $0.8 million for other financing costs. In 1999, $51.1 million was obtained through long-term debt and $5.2 million was obtained through the issuance of common shares. Uses of cash in 1999 included net repayments of $9.5 million and $3.3 million against long-term debt and notes payable, respectively, and $2.8 million for other financing costs.

     Debt, Covenant Compliance and Liquidity

     On May 25, 1999, we entered into a credit agreement with IBM Credit. The credit agreement was amended and restated on October 17, 2000, and further amended on March 30, 2001. The aggregate principal balance outstanding under the credit agreement on December 31, 2001 was $87.5 million, including $5.0 million, which is included in the net liabilities of Discontinued Operations. Effective July 1, 2001, we and IBM Credit amended the credit agreement extending until October 1, 2001 the payments due on July 1, 2001, which we were unable to pay. On September 15, 2001, November 15, 2001, December 31, 2001, January 31, 2002 and again on February 27, 2002, we and IBM Credit amended the credit agreement further extending the payments due under the agreement until April 2, 2002. As of March 22, 2002, the total extended principal and interest payments were $4.2 million and $2.9 million, respectively.

     We were not in compliance with our minimum EBITDA and collateral shortfall covenants at June 30, 2001. We were also not in compliance with our minimum EBITDA, tangible net worth and current assets to current liabilities covenant requirements at September 30, 2001 and we again had a collateral shortfall. As of December 31, 2001, we had a negative tangible net worth of $71.8 million or $37.3 million less than the minimum requirement, our actual EBITDA was a negative $142.2 million, or $153.2 million less than the minimum EBITDA covenant, our current assets to current liabilities were 0.33 to 1.0, which was less than the minimum requirement of
0.80 to 1.0 and we had a collateral shortfall of $42.7 million, or $35.7 million more than the allowable shortfall of $7.0 million.

     On March 1, 2002, we and Digital Angel Share Trust, a newly created Delaware business trust, entered into a new credit agreement with IBM Credit, which became effective on March 27, 2002, the effective date of the merger between Digital Angel and MAS. Amounts outstanding under the new credit agreement, including the principal and interest previously due on April 2, 2002, bear interest at an annual rate of 17% and mature on February 28, 2003. No principal or interest payments are due until the maturity date. However, the maturity date will be extended for consecutive one-year periods if we repay at least 40% of the original principal amount outstanding plus accrued interest and expenses prior to February 28, 2003 and an additional 40% of the original principal amount outstanding plus accrued interest and expenses prior to February 28, 2004. In any event, all amounts outstanding will be required to be repaid by August 15, 2005. If all amounts are not repaid by February 28, 2003, the unpaid amount will accrue interest at an annual rate of 25%. If not repaid by February 28, 2004, the interest rate increases to 35%.

     The new credit agreement with IBM Credit contains debt covenants relating to our financial position and performance, as well as the financial condition and performance of the MAS as follows:

     For Applied Digital Solutions, Inc.:

     COVENANT                                                 COVENANT REQUIREMENT
     -----------------------------------------------------------------------------------------------------------
                                                      As of the following date not less than:
     Current Assets to Current
     Liabilities                           March 31, 2002                                        .17:1
                                           June 30, 2002                                         .14:1
                                           September 30, 2002                                    .11:1
                                           December 31, 2002                                     .11:1
     -----------------------------------------------------------------------------------------------------------

     Minimum Cumulative EBITDA             March 31, 2002                                 $ (1,528,000)
                                           June 30, 2002                                       121,000
                                           September 30, 2002                                  817,000
                                           December 31, 2002                                 1,286,000
     -----------------------------------------------------------------------------------------------------------


         For the new Digital Angel/MAS:

     COVENANT                                                 COVENANT REQUIREMENT
     -----------------------------------------------------------------------------------------------------------
                                                       As of the following date not less than:
     Current Assets to Current
     Liabilities                           June 30, 2002                                         1.8:1
                                           September 30, 2002                                    1.8:1
                                           December 31, 2002                                     2.0:1
     -----------------------------------------------------------------------------------------------------------

     Minimum Cumulative EBITDA             June 30, 2002                                      $577,000
                                           September 30, 2002                                1,547,000
                                           December 31, 2002                                 3,329,000
     -----------------------------------------------------------------------------------------------------------



     In satisfaction of a condition to the consent to the merger by IBM Credit, we transferred to the Digital Angel Share Trust, which is controlled by an advisory board, all shares of MAS common stock owned by us and, as a result, the trust has legal title to approximately 82.1% of the MAS common stock. The trust has voting rights with respect to the MAS common stock until we repay our obligations to IBM Credit in full. We retained beneficial ownership of the shares. The trust may be obligated to liquidate the shares of MAS common stock owned by it for the benefit of IBM Credit in the event we fail to make payments, or otherwise default, under the new credit agreement with IBM Credit. Such liquidation of the shares of MAS common stock will be in accordance with the SEC rules and regulations governing affiliates.

     We currently expect to meet and be in compliance throughout 2002 with the covenants in our new credit agreement. However, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, these may impact our ability to remain in compliance with the covenants. In the absence of waiver or amendment to such financial covenants, such noncompliance would constitute an event of default under the new credit agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts we owe them. In the event that such noncompliance appears likely, or occurs, we will seek to renegotiate the covenants and/or obtain waivers, as required. There can be no assurance however that we would be successful in negotiating such amendments or obtaining such waivers.

     The new credit agreement prohibits us from borrowing funds from other lenders without the approval of IBM Credit, and does not provide for any further advances by IBM Credit. The new credit agreement also limits the amount we may pay our Chief Executive Officer, Richard Sullivan in cash, and prevents us from making certain cash incentive and perquisite payments, including cash payment arising upon a change in control, to various other executive officers.

     Amounts outstanding under the new credit agreement are secured by a security interest in substantially all of our assets, excluding the assets of the newly merged Digital Angel and MAS. The shares of our subsidiaries, including the MAS common stock held in the Digital Angel Share Trust, also secure the amounts outstanding under the credit agreement.

     Sources of Liquidity

     If we are unable to generate the funds that will be required for the payments under our new credit agreement, as discussed above, shares of MAS common stock initially owned by us upon completion of the merger between Digital Angel and MAS and transferred to the Digital Angel Share Trust may be liquidated, if so directed by IBM Credit, to provide funds necessary to make these payments. The new credit agreement prohibits us from borrowing funds from other lenders, and does not provide for any further advances by IBM Credit. Accordingly, there can be no assurance that we will have access to funds necessary to provide for our ongoing operating expenses to the extent not provided from our ongoing operating revenue. In addition, we may be able to use proceeds from the sale of businesses, proceeds from the sale of common and preferred shares, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings to fund ongoing operations. There can be no assurance however, that these options will be available, or if available, on favorable terms. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions.

     Contractual Obligations

     The following table shows the aggregate of the Company's contractual cash obligations at December 31, 2001 after giving effect the terms of our new credit agreement which became effective March 27, 2002:

                                                     LESS THAN 1                   4-5       AFTER 5
CONTRACTUAL CASH OBLIGATIONS                TOTAL       YEAR      1-3 YEARS       YEARS       YEARS
-----------------------------------------------------------------------------------------------------
                                                           (amounts in thousands)
-----------------------------------------------------------------------------------------------------
  Notes payable and long-term debt        $ 86,422     $1,281      $66,220       $16,695     $2,226

  Operating leases                          10,252      2,948        4,687         2,195        422

  Employment contracts                       8,290      4,530        2,860           900         --
                                          -----------------------------------------------------------
    Total contractual cash obligations    $104,964     $8,759      $73,767       $19,790     $2,648
                                          ===========================================================

     Outlook

     We are constantly looking for ways to maximize shareholder value. As such, we are continually seeking operational efficiencies and synergies within each of our operating segments as well as evaluating acquisitions of businesses and customer bases which complement our operations. These strategic initiatives may include acquisitions, raising additional funds through debt or equity offerings, or the divestiture of non-core business units that are not critical to our long-term strategy or other restructuring or rationalization of existing operations. We will continue to review all alternatives to ensure maximum appreciation of our shareholders' investments. There can be no assurance however that any initiatives will be found, or if found, that they will be on terms favorable to us.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board, which we refer to as FASB, issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement is effective for fiscal years commencing after June 15, 2000. In June 2000, the FASB issued FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FAS statement 133, which addresses implementation issues experienced by those companies that adopted FAS 133 early. We adopted these statements as of January 1, 2001 and, because we have no use of derivative instruments, the adoption of these statements did not have any effect on our financial condition, results of operations or cash flows.

     In July 2001, the FASB issued FAS No. 141 Business Combinations and FAS No. 142 Goodwill and Other Intangible Assets. FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We adopted the provisions of each statement, which apply to goodwill and certain intangibles acquired prior to June 30, 2001, on January 1, 2002. The adoption of these standards will have the impact of reducing our amortization of goodwill commencing January 1, 2002. We are in the process of completing our impairment analysis. Future impairment reviews may result in periodic write-downs.

     In August 2001, the FASB issued FAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets. This standard supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supercede the provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from Discontinued Operations to be displayed in Discontinued Operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. This statement is effective for fiscal years beginning after December 15, 2001. We adopted this statement on January 1, 2002. The adoption of FAS 144 did not have a material impact on its operations or financial position.


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

     We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Borrowings under our new credit agreement with IBM Credit bear interest at a fixed annual interest rate. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term investments.

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

                                  PART III

     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:


            Name                 Age                          Position                       Position Held Since
----------------------------------------------------------------------------------------------------------------------
  Richard J. Sullivan           62         Chairman, Chief Executive Officer, Secretary        May 1993

  Scott R. Silverman            38         Director and President                              March 2002

  Jerome C. Artigliere          48         Senior Vice President, Chief Operating Officer,
                                           Assistant Treasurer                                 March 2002

  Michael E. Krawitz            32         Senior Vice President, General Counsel
                                           Assistant Secretary                                 December 2000

  Evan C. McKeown               43         Vice President, Chief Financial Officer             March 2002

  Kevin McLaughlin              59         Vice President, Sales and Marketing                 June 2000

  Peter Zhou                    62         Vice President, Chief Scientist                     January 2000

  Richard S. Friedland          51         Director                                            October 1999

  Arthur F. Noterman            60         Director                                            February 1997

  Daniel E. Penni               54         Director                                            March 1995

  Angela M. Sullivan            43         Director                                            April 1996

  Constance K. Weaver           49         Director                                            July 1998

     Following is a summary of the background and business experience of the directors and executive officers:

     Richard J. Sullivan: Mr. Sullivan, age 62, was elected to the board of directors and named Chief Executive Officer in May 1993. He was appointed Secretary in March 1996 and has served as the acting President and Chief Operating Officer since September 6, 2001. Mr. Sullivan is currently Chairman of Great Bay Technology, Inc. From August 1989 to December 1992, Mr. Sullivan was Chairman of the board of directors of Consolidated Convenience Systems, Inc., in Springfield, Missouri. He has been the Managing General Partner of The Bay Group, a merger and acquisition firm in New Hampshire, since February 1985. Mr. Sullivan was formerly Chairman and Chief Executive Officer of Manufacturing Resources, Inc., an MRP II software company in Boston, Massachusetts, and was Chairman and CEO of Encode Technology, a "Computer-Aided Manufacturing" company, in Nashua, New Hampshire from February 1984 to August 1986. Mr. Sullivan is married to Angela M. Sullivan.

     Scott R. Silverman: Mr. Silverman, age 38, has served since August 2001 as a special advisor to our Board of Directors. In March 2002, he was appointed to our Board of Directors and named President. From September 1999 to March 2002, Mr. Silverman operated his own private investment-banking firm and prior to that time, from October 1996 to September 1999, he served in various capacities for us including positions related to business development, corporate development and legal affairs. From July 1995 to September 1996, he served as President of ATI Communications, Inc., one of our subsidiaries. He began his career as an attorney specializing in commercial litigation and communications law at the law firm of Cooper Perskie in Atlantic City, New Jersey, and Philadelphia, Pennsylvania. Mr. Silverman is a graduate of the University of Pennsylvania and Villanova University School of Law.

     Jerome C. Artigliere: Mr. Artigliere, age 47, joined one of our subsidiaries as President in January 1998, and was appointed our Vice President in April 1998 and Treasurer in December 1999. In November 2000, Mr. Artigliere was appointed Vice President and Chief Financial Officer, and Senior Vice President, Chief Financial Officer and Assistant Treasurer in December 2000. From 1996 to 1997, he was Regional Vice President at General

Electric Capital Corporation in Portsmouth, NH. Prior to that, from 1994 to 1996, he was State Vice President at First National Bank in Portsmouth, NH, a commercial bank subsidiary of Peoples Heritage Bank of Portland, Maine. He earned an undergraduate degree in finance from Seton Hall University in 1977, and a Master of Business Administration degree from Fairleigh Dickinson University in 1980.

     Michael E. Krawitz: Mr. Krawitz, age 32, joined as our Assistant Vice President and General Counsel in April 1999, and was appointed Vice President and Assistant Secretary in December 1999, and Senior Vice President, Strategic Initiatives and Assistant Secretary in December 2000. From 1994 to April 1999, Mr. Krawitz was an attorney with Fried, Frank, Harris, Shriver & Jacobson in New York. Mr. Krawitz earned a Bachelor of Arts degree from Cornell University in 1991 and a juris doctorate from Harvard Law School in 1994.

     Evan C. McKeown: Mr. McKeown, age 43, joined us as our Vice President, Chief Accounting Officer and Corporate Controller in March 2001. He was appointed Vice President, Chief Financial Officer in March 2002. Prior to joining us, Mr. McKeown served as Corporate Controller at Orius Corporation in West Palm Beach, Florida. From 1992 to 1999, he served as Controller and then Chief Financial Officer of Zajac, Inc., in Portland, Maine. Mr. McKeown has more that 20 years experience in accounting and financial reporting, including serving as a Tax Manager for Ernst & Young and public accountant with Coopers & Lybrand. He is a graduate of the University of Maine and is a certified public accountant.

     Kevin McLaughlin: Mr. McLaughlin, age 59, joined as Vice President of Sales and Marketing in June 2000. From June 1995 to May 2000, he served as Senior Vice President of Sales for SCB Computer Technology, Inc. Prior to that time, from 1979 to 1994, Mr. McLaughlin held various positions with Applicon, Inc., a subsidiary of Schlumberger, Ltd., including Regional Director.

     Peter Zhou: Dr. Zhou, age 62, joined as Vice President and Chief Scientist in January 2000. From 1998 to 1999, Dr. Zhou served as Vice President, Technology for Sentry Technology Corp., and, from 1985 to 1988, he served as Research Investigator for the University of Pennsylvania's Department of Science & Engineering. Prior to that, he was a Research Scientist for Max-Planck Institute, Metallforschung in Stuttgart, Germany and a Post-Doctoral Research Fellow at the University of Pennsylvania. Dr. Zhou has a PhD. in Materials Science/Solid State Physics from the University of Pennsylvania and a Master of Sciences degree in Physics from the Beijing University of Sciences and Technology.

     Richard S. Friedland: Mr. Friedland, age 51, was elected to the board of directors in October 1999, is Chairman of the Audit Committee and serves on the Compensation Committee of our board of directors. He was previously associated with General Instrument Corporation. During his 19-year tenure, he held various executive positions, including Chief Financial Officer, President and Chief Operating Officer. In 1995, he was appointed Chairman of the Board and Chief Executive Officer of General Investment Corporation. Mr. Friedland currently serves on the board of Video Network Communications, Inc., as well as several development stage companies. He earned a Bachelor of Science degree in Accounting from Ohio State University in 1972 and a Master of Business Administration degree from Seton Hall University in 1985.

     Arthur F. Noterman: Mr. Noterman, age 60, a Chartered Life Underwriter, has served as a Director since February 1997, and serves on the Audit and Compensation Committees of our board of directors. Mr. Noterman currently serves as President and Director of P.M.G. Insurance Marketing of MA Inc. Mr. Noterman is a registered NASD broker affiliated with a Chicago, Illinois registered broker/dealer. Mr. Noterman attended Northeastern University from 1965 to 1975 and obtained the Chartered Life Underwriters Professional degree in 1979 from The American College, Bryn Mawr, Pennsylvania.

     Daniel E. Penni: Mr. Penni, age 54, has served as a Director since March 1995, is Chairman of the Compensation Committee and serves on the Audit Committee of our board of directors. Since March 1998, he has been an Area Executive Vice President for Arthur J. Gallagher & Co. (NYSE:AJG). He has worked in many sales and administrative roles in the insurance business since 1969. He is the managing member of the Norsman Group Northeast, LLC, a private sales and marketing company focused on Internet-based education and marketing and serves as Treasurer and Chairman of the Finance Committee of the Board of Trustees of the Massachusetts College of Pharmacy and Health Sciences. Mr. Penni graduated with a Bachelor of Science degree in 1969 from the School of Management at Boston College.

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

     Constance K. Weaver: Ms. Weaver, age 49, was elected to the board of directors in July 1998 and serves on the Compensation and Audit Committees of our board of directors. From 1996 to the present, Ms. Weaver has been Vice President, Investor Relations and Financial Communications for AT&T Corporation. From 1995 through 1996, she was Senior Director, Investor Relations and Financial Communications for Microsoft Corporation. From 1993 to 1995, she was Vice President, Investor Relations, and, from 1991 to 1993, she was Director of Investor Relations for MCI Communications, Inc. Ms. Weaver is a director of the National Investor Relations Institute (NIRI). She earned a Bachelor of Science degree from the University of Maryland in 1975.

     DIRECTORSHIPS

     Messrs. Richard J. Sullivan and Scott R. Silverman serve on the board of directors of Medical Advisory Systems, Inc. Mr. Friedland currently serves on the board of directors of Video Network Communications, Inc. Messrs. Scott R. Silverman and Jerome C. Artigliere serve on the board of directors of SysComm International Corporation. No other directors or executive officers hold directorships in any other company which has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

     BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

     The Board of Directors held four meetings during 2001 and acted by written consent 47 times.

     We have standing Audit and Compensation Committees of the board of directors. The members of the committees are identified in the above-referenced descriptions.

     The Audit Committee recommends for approval by the board of directors a firm of certified public accountants whose duty it is to audit our consolidated financial statements for the fiscal year in which they are appointed, and monitors the effectiveness of the audit effort, our internal and financial accounting organization and controls and financial reporting. The Audit Committee held four meetings during 2001.

     The Compensation Committee administers our 1996 Non-Qualified Stock Option Plan, the 1999 Flexible Stock Plan and the 1999 Employees Stock Purchase Plan, including the review and grant of stock options to officers and other employees under such plans, and recommends the adoption of new plans. The Compensation Committee also reviews and approves various other compensation policies and matters and reviews and approves salaries and other matters relating to our executive officers. The Compensation Committee reviews all senior corporate employees after the end of each fiscal year to determine compensation for the subsequent year. Particular attention is paid to each employee's contributions to our current and future success along with their salary level as compared to the market value of personnel with similar skills and responsibilities. The Compensation Committee also looks at accomplishments, which are above and beyond management's normal expectations for their positions. The Compensation Committee met four times during 2001 and acted by written consent ten times.

     COMPENSATION OF DIRECTORS

     Prior to the fourth quarter of 1998, our non-employee directors received a fee of $250 per meeting, for their attendance at meetings of our Board of Directors. Beginning in the fourth quarter of 1998, the non-employee director compensation was changed to fixed quarterly fees in the amount of $5,000 per non-employee director. In addition, non-employee directors receive a quarterly fee in the amount of $1,000 for each committee of which they are a member. Reasonable travel expenses are reimbursed when incurred. Individuals who become directors are automatically granted an initial option to purchase 25,000 shares of common stock on the date they become directors. Each of such options is granted pursuant to our 1996 Non-Qualified Stock Option Plan or the 1999 Flexible Stock Plan on terms and conditions determined by the Board of Directors. During 2001, Messrs. Friedland, Noterman and Penni and Ms. Sullivan and Ms. Weaver were granted 275,000, 275,000, 275,000, 250,000 and

275,000 options to purchase shares of common stock, respectively. In addition, on September 21, 2001, options held by Messrs. Friedland, Noterman and Penni and Ms. Sullivan and Ms. Weaver to acquire 464,000, 714,000, 714,000, 350,000 and 624,000 shares of common stock, respectively, were repriced to $0.15 per share, which was the closing price on that date. The repriced options had original exercise prices ranging from $0.69 to $4.25 per share and had remaining terms of up to 104.5 months. Directors who are not also executive officers are not eligible to participate in any of our other benefit plans.

     ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning the total remuneration paid in 2001 and the two prior fiscal years to our Chief Executive Officer, our four other most highly compensated executive officers and two other individuals for whom disclosures would be required, but for the fact that the individuals were not serving as executive officers at December 31, 2001 or for the entire year then ended.

                                                      SUMMARY COMPENSATION TABLE
                                                                                        Long-Term Compensation
                                                                               ---------------------------------------
                                            Annual Compensation                           Awards             Payouts
                               ----------------------------------------------  ---------------------------- ----------
                                                               Other Annual      Restricted    Options /       LTIP     All Other
Name and Principal Position(1)           Salary     Bonus      Compensation        Stock       SAR's(#)       Payouts  Compensation
                                 Year      ($)      ($)(2)        ($)(3)          Awards($)      (4)            (#)        ($)
 Richard J. Sullivan             2001   $450,000  $  448,801     $ 57,424          $  --      10,675,000(11)     --      $  --
  Chairman, CEO and              2000    450,000     180,000      936,672             --       4,000,000         --         --
  Secretary                      1999    457,500   3,000,000        9,115             --       1,000,000         --         --

Scott R. Silverman (5)           2001        N/A         N/A          N/A            N/A             N/A        N/A        N/A
  President                      2000        N/A         N/A          N/A            N/A             N/A        N/A        N/A
                                 1999        N/A         N/A          N/A            N/A             N/A        N/A        N/A

Jerome C. Artigliere (6)         2001    175,000      14,174       87,688             --       1,029,000(11)     --         --
  Senior Vice President,         2000    134,616      35,000           --             --         100,000         --         --
  Chief Operating Officer,       1999     98,726     150,000           --             --         100,000         --         --
  Assistant Treasurer

Michael E. Krawitz (7)           2001    160,000      14,174           --             --         504,000(11)     --         --
  Senior Vice President,         2000    151,853      35,000           --             --         100,000         --         --
  General Counsel                1999     94,027     150,000        1,541             --         125,000         --         --
  Assistant Secretary

Evan C. McKeown (8)              2001     93,750       7,087           --             --         100,000         --          --
  Vice President,                2000        N/A         N/A          N/A            N/A             N/A        N/A         N/A
  Chief Financial Officer        1999        N/A         N/A          N/A            N/A             N/A        N/A         N/A

Kevin McLaughlin (9)             2001    150,000       7,087           --             --         464,000(11)     --          --
  Vice President, Sales          2000     83,014      20,000           --             --         120,000         --          --
  and Marketing                  1999        N/A         N/A          N/A            N/A             N/A        N/A         N/A

Peter Zhou (10)                  2001    212,839          --           --             --         229,000(11)     --          --
  Vice President, Chief          2000    151,456      25,000           --             --         150,000         --          --
  Scientist                      1999        N/A         N/A          N/A            N/A             N/A        N/A         N/A


----------------------------
(1)  See "Related Party Transactions."
(2) The amounts in the Bonus column were discretionary awards granted by the Compensation Committee in consideration of the contributions of the respective named executive officers.
(3) Other annual compensation includes: (a) in 2001, for Richard J. Sullivan, an auto allowance and other discretionary payments, for Jerome C. Artigliere, $50,000 in moving expenses, an auto allowance and other discretionary payments; and (b) in 2000, for Richard J. Sullivan, $936,672 of other compensation representing the fair value of property distributed to Richard J. Sullivan, including the associated payment of taxes on his behalf, pursuant to his employment agreement.
(4) Indicates number of securities underlying options. Options granted during 2001 include options re-priced during the year.
(5)  Mr. Silverman joined us as a Director and President in March 2002.
(6) Mr. Artigliere began his employment with one of our subsidiaries in January 1998 and was appointed as one of our officers in April 1998. Mr. Artigliere was appointed Chief Financial Officer in November 2000, Senior Vice President, Chief Financial Officer and Assistant Treasurer in December 2000 and was named Senior Vice President and Chief Operating Officer in March 2002.
(7) Mr. Krawitz joined us in April 1999, and was appointed Senior Vice President, Strategic Operations, and Assistant Secretary in December 2000 and General Counsel in August 2001.
(8) Mr. McKeown joined us as Vice President, Corporate Controller and Chief Accounting Officer in March 2001 and was appointed Chief Financial Officer in March 2002.
(9)  Mr. McLaughlin joined us as Vice President, Sales and Marketing in June
     2000.
(10) Dr. Zhou joined us as Vice President, Chief Scientist in January 2000.
(11) Includes options granted in prior years that were re-priced during 2001 as follows: (a) for Richard J. Sullivan, 6,675,000; (b) for Jerome C. Artigliere, 154,000; (c) for Michael E. Krawitz, 154,000; (e) for Kevin McLaughlin, 139,000; and (f) for Peter Zhou, 129,000.

The following table contains information concerning the grant of stock options under our 1996 Non-Qualified Stock Option Plan and 1999 Flexible Stock Plan to the named executive officers during 2001:

                                                    OPTION GRANTS IN 2001
                                                      INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Potential Realizable Value At Assumed
                                                                                       Rates of Stock Appreciation for Option Term
---------------------------------------------------------------------------------      -------------------------------------------
                        Number of      % of Total
                       Securities       Options
                       Underlying      Granted to
                         Options       Employees    Exercise        Expiration
     Name (1)          Granted (#)      in 2001    Price ($/Sh)        Date                0% ($)        5% ($)         10% ($)
--------------------  -------------    ----------  ------------    ------------          ----------   -----------     -----------
Richard J. Sullivan   2,000,000 (1)       6.3%         0.15          January-07                --        83,038         183,532
                      1,000,000 (2)       3.2          0.15        September-07            20,000        48,425         109,088
                        500,000 (3)       1.6          0.15           August-03                --         6,024          12,219
                        500,000 (3)       1.6          0.15         November-03                --         7,027          14,339
                        630,000 (3)       2.0          0.15          October-02                --         3,525           7,009
                         45,000 (3)       0.1          0.15           August-02                --           195             386
                        500,000 (3)       1.6          0.15            April-04                --         8,711          17,957
                        500,000 (3)       1.6          0.15             June-04                --         9,554          19,795
                        500,000 (3)       1.6          0.15         November-04                --        11,474          24,046
                      1,000,000 (3)       3.2          0.15              May-10                --        75,805         183,510
                      3,500,000 (3)      11.1          0.15        September-06                --       136,681         300,017

Scott R. Silverman      100,000 (1)       0.3          0.15           August-07                --         4,734          10,633
                        100,000 (4)       0.3          0.15        September-07                --         4,834          10,861
                        125,000 (2)       0.4          0.15        September-07             2,500         6,053          13,636

Jerome C. Artigliere    625,000 (1)       2.0          0.15          January-07                --        25,949          57,354
                        250,000 (2)       0.8          0.15        September-07             5,000        12,106          27,272
                         75,000 (3)       0.2          0.15              May-10                --         5,685          13,763
                         79,000 (3)       0.2          0.15        September-06                --         3,085           6,772

Michael E. Krawitz      100,000 (1)       0.3          0.15          January-07                --         4,152           9,177
                        250,000 (2)       0.8          0.15        September-07             5,000        12,106          27,272
                         25,000 (3)       0.1          0.15              May-10                --         1,895           4,588
                         50,000 (3)       0.2          0.15          October-05                --         1,529           3,276
                         79,000 (3)       0.2          0.15        September-06                --         3,085           6,772

Evan C. McKeown          16,667 (1)       0.1          0.15            March-07                --           728           1,618
                         16,667 (1)       0.1          0.15            March-08                --           880           2,007
                         16,666 (1)       0.1          0.15            March-09                --         1,059           2,484
                         50,000 (2)       0.2          0.15        September-07             1,000         2,421           5,454

Kevin McLaughlin         75,000 (1)       0.2          0.15          January-07                --         3,114           6,882
                        250,000 (2)       0.8          0.15        September-07             5,000        12,106          27,272
                         33,334 (3)       0.1          0.15             June-06                --         1,212           2,641
                         33,333 (3)       0.1          0.15             June-07                --         1,523           3,405
                         33,333 (3)       0.1          0.15             June-08                --         1,850           4,248
                         39,000 (3)       0.1          0.15        September-06                --         1,523           3,334

Peter Zhou              100,000 (1)       0.3          0.15          January-07                --        14,152           9,177
                         16,667 (3)       0.1          0.15          January-06                --           546           1,178
                         16,667 (3)       0.1          0.15          January-07                --           698           1,545
                         16,666 (3)       0.1          0.15          January-08                --           858           1,950
                         79,000 (3)       0.2          0.15        September-06                --         3,085           6,772

-------------------
(1) These options were granted under the 1999 Flexible Stock Plan at an exercise price equal to the fair market value of our common stock on the date of grant. On September 21, 2001, these options were re-priced to an exercise price of $0.15 per share, which was the fair market value on that date. These options are exercisable over a five-year period beginning on the first anniversary of the grant date.

(2) These options were granted under the 1999 Flexible Stock Plan at an exercise price of $0.15 per share, which was $0.02 per share less than the fair market value on the date of grant. These options are exercisable over a five-year period beginning on the first anniversary of the grant date.

(3) These options were granted prior to 2001 under the 1996 Non-Qualified Stock Option Plan and the 1999 Flexible Stock Option Plan. On September 21, 2001, these options were re-priced to an exercise price of $0.15 per share, which was the fair market value on that date.

(4) These options were granted under the 1999 Flexible Stock Plan at an exercise price equal to the fair market value of our common stock on the date of grant.

     The terms of the 1999 Flexible Stock Plan include change of control provisions. Upon a change of control, as defined in the plan, all stock options become fully vested, exercisable or payable.


     The following table sets forth information with respect to the named executive officers concerning the exercise of options during 2001 and unexercised options held on December 31, 2001:

                  AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                           Number of Securities
                                                          Underlying Unexercised           Value of Unexercised
                                                            Options at Year End        In-The-Money Options at Year
                               Exercised in 2001                 2001 (#)                    End 2001 ($) (2)
                       -------------------------------- --------------------------   ---------------------------------
                            Shares            Value
                         Acquired Upon    Realized ($)
         Name            Exercise (#)         (1)       Exercisable   Unexercisable    Exercisable      Unexercisable
---------------------- ---------------- --------------- ------------  -------------  ---------------   ----------------
Richard J. Sullivan       2,353,703        $624,583     5,331,297      3,000,000        $1,492,763          $840,000
Scott R. Silverman              --              --            --         325,000               --             91,000
Jerome C. Artigliere            --              --        154,000        875,000            43,120           245,000
Michael E. Krawitz              --              --        154,000        350,000            43,120            98,000
Evan C. McKeown                 --              --            --         100,000               --             28,000
Kevin McLaughlin                --              --         72,334        391,666            20,254           109,666
Peter Zhou                      --              --         95,667        133,333            26,787            37,333

-----------------------
(1) The values realized represents the aggregate market value of the shares covered by the option on the date of exercise less the aggregate exercise price paid by the executive officer, but do not include deduction for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares.

(2) The value of the unexercised in-the-money options at December 31, 2001 assumes a fair market value of $0.43, the closing price of our common stock as reported on The Nasdaq Stock Market on December 31, 2001. The values shown are net of the option exercise price, but do not include deduction for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares.

     The following table sets forth information with respect to the named executive officers concerning the repricing of options during 2001 and for the last ten completed fiscal years:

                                          10-YEAR OPTION/SAR REPRICINGS

                                                                              Market                                    Length of
                                                          Number of          Price of                                    Original
                                                          Securities         Stock at         Exercise                  Option Term
                                                          Underlying          Time of         Price at                 Remaining at
                                                         Options/SARs        Repricing         Time of        New        Date of
                                                          Repriced or            or         Repricing or    Exercise   Repricing or
        Name                            Date              Amended (#)       Amendment ($)   Amendment ($)   Price ($)    Amendment
--------------------------  ------------------------ --------------------  --------------- --------------- ----------- -------------
 Richard J. Sullivan            September 21, 2001          500,000            $ 0.15          $ 3.93       $ 0.15        22 months
                                September 21, 2001          500,000              0.15            5.58         0.15        25 months
                                September 21, 2001          630,000              0.15            4.46         0.15        12 months
                                September 21, 2001           45,000              0.15            4.25         0.15        10 months
                                September 21, 2001          500,000              0.15            3.51         0.15        30 months
                                September 21, 2001          500,000              0.15            3.03         0.15      31.5 months
                                September 21, 2001          500,000              0.15            2.19         0.15        38 months
                                September 21, 2001        1,000,000              0.15            2.03         0.15     104.5 months
                                September 21, 2001        3,500,000              0.15            2.75         0.15        60 months
                                September 21, 2001        2,000,000              0.15            0.69         0.15        63 months

Scott R. Silverman              September 21, 2001          100,000              0.15            0.27         0.15      58.5 months

Jerome C. Artigliere            September 21, 2001           75,000              0.15            2.03         0.15     104.5 months
                                September 21, 2001           79,000              0.15            2.75         0.15        60 months
                                September 21, 2001          625,000              0.15            0.69         0.15        63 months

Michael E. Krawitz              September 21, 2001           25,000              0.15            2.03         0.15     104.5 months
                                September 21, 2001           50,000              0.15            2.00         0.15      49.5 months
                                September 21, 2001           79,000              0.15            2.75         0.15        60 months
                                September 21, 2001          100,000              0.15            0.69         0.15        63 months

Evan C. McKeown                 September 21, 2001           16,667              0.15            1.22         0.15        66 months
                                September 21, 2001           16,667              0.15            1.22         0.15        78 months
                                September 21, 2001           16,666              0.15            1.22         0.15        90 months

Kevin McLaughlin                September 21, 2001           33,334              0.15            3.66         0.15      57.5 months
                                September 21, 2001           33,333              0.15            3.66         0.15      69.5 months
                                September 21, 2001           33,333              0.15            3.66         0.15      81.5 months
                                September 21, 2001           39,000              0.15            2.75         0.15        60 months
                                September 21, 2001           75,000              0.15            0.69         0.15        63 months

Peter Zhou                      September 21, 2001           16,667              0.15            6.34         0.15      51.5 months
                                September 21, 2001           16,667              0.15            6.34         0.15      63.5 months
                                September 21, 2001           16,666              0.15            6.34         0.15      75.5 months
                                September 21, 2001           79,000              0.15            2.75         0.15        60 months
                                September 21, 2001          100,000              0.15            0.69         0.15        63 months


     Incentive Plans

     Cash and Stock Incentive Compensation Programs. To reward performance, we provide our executive officers and our divisional executive officers with additional compensation in the form of a cash bonus and/or stock awards. No fixed formula or weighting is applied by the Compensation Committee to corporate performance versus individual performance in determining these awards. The amounts of such awards are determined by the Compensation Committee acting in its discretion. Such determination, except in the case of the award for the Chairman, is made after considering the recommendations of the Chairman and President and such other matters as the Compensation Committee deems relevant. The Compensation Committee, acting in its discretion, may determine to pay a lesser award than the maximum specified. The amount of the total incentive is divided between cash and stock at the discretion of the Compensation Committee.

     Stock Options Granted under the 1996 Non-Qualified Stock Option Plan and the 1999 Flexible Stock Plan. The 1996 Non-Qualified Stock Option Plan and the 1999 Flexible Stock Plan are long-term plans designed to link rewards with shareholder value over time. Stock options are granted to aid in the retention of employees and to align the interests of employees with shareholders. The value of the stock options to an employee increases as the price of our stock increases above the fair market value on the grant date, and the employee must remain in our employ for the period required for the stock option to be exercisable, thus providing an incentive to remain in our employ.

     These Plans allow grants of stock options to all of our employees, including executive officers. Grants to our executive officers and to officers of our subsidiaries are made at the discretion of the Compensation Committee. The Compensation Committee may also make available a pool of options to each subsidiary to be granted at the discretion of such subsidiary's president.

     Stock Options Granted under the 1999 Employees Stock Purchase Plan. The 1999 Employees Stock Purchase Plan, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, provides eligible employees with an opportunity to accumulate, through payroll deductions, funds to be used toward the purchase of our stock pursuant to options granted under the Plan. Options granted in connection with an offering under the plan, permit the option holder to purchase our stock at a price per share equal to 85% of the fair market value of the stock on (i) the date on which the option is granted (i.e., the first business day of the offering) and (ii) the date on which the option is exercised (i.e., the last business day of the offering), whichever is less.
Section 423 of the Internal Revenue Code also provides certain favorable tax consequences to the option holder, provided that (i.e., the last business day of the offering) the stock acquired under the plan is held for a specified minimum period of time.

     Other than as otherwise disclosed herein, we have no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals described above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     Richard Friedland, a member of our Compensation Committee, was appointed interim President and Chief Executive Officer of Advanced Power Solutions, Inc., a subsidiary we created in October 2001. Mr. Friedland does not currently receive any compensation for acting in this capacity.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     We, or our subsidiaries, entered into employment agreements with the following named executive officers:

                Name                         Length                Commencing                 Base Salary
--------------------------------------    --------------    -------------------------    ----------------------
 Richard J. Sullivan                         5 Years    (1)      March 1, 2000                 $  450,000      (2)

 Garrett A. Sullivan                         5 Years    (3)      March 1, 2000                    165,000

 Jerome C. Artigliere                        5 Years             November 22, 2000                175,000

 Michael E. Krawitz                          5 Years             April 12, 1999                   160,000      (4)

 Kevin McLaughlin                            2 Years             June 12, 2000                    150,000      (5)

 Peter Zhou                                  3 Years             January 17, 2000                 135,000      (6)

--------------------------------------
(1) Automatically renewed for successive additional one-year terms on each anniversary.
(2)  Provides for a minimum annual bonus of $140,000.
(3) Automatically renewed for successive additional one-year terms on each anniversary. Mr. Sullivan retired and resigned effective December 31, 2001.
(4)  Effective April 1, 2000.
(5) Provided for options to purchase up to 100,000 shares of our common stock at an exercise price equal to 85% of the fair market value of our common stock on June 12, 2000, as determined pursuant to our 1999 Flexible Stock Plan.
(6) Provided for options to purchase up to 50,000 shares of our common stock at an exercise price equal to 85% of the fair market value of our common stock on December 31, 1999, as determined pursuant to the 1999 Flexible Stock Plan.

     We have not entered into employment contracts with Messrs. Scott R. Silverman and Evan C. McKeown.

     In 1997, we entered into employment agreements with Richard J. Sullivan, Chairman, and Garrett A. Sullivan. These agreements were amended and restated effective March 1, 2000. In addition, during 2000, we entered into an employment agreement with Jerome Artigliere. Such employment agreements include certain "change of control" provisions. Upon a change of control all unvested stock options become immediately exercisable. Also, at the employee's option, he may terminate his employment under the agreement at any time within one year after such change of control. In such event, we shall pay to the employee a severance payment equal to the maximum amount which would not result in such payment being an excess parachute payment as defined in the Internal Revenue Code of 1986, as amended, which we refer to as the Code, which would be subject to an excise tax. Additionally, upon termination of employment for any reason other than for breach under the agreement, Mr. Richard Sullivan shall receive 60 monthly payments of $37,500 each. These payments are reduced by any severance payments. Such employment agreements also provide that, if any payments from us are subject to the excise tax described above, we will make a gross up payment in an amount which covers the excise tax due plus the excise and income taxes payable on the gross up payment. Mr. Richard Sullivan's agreement provides that he may elect to receive a percentage of his salary for each 12-month period in our common stock.

     Additionally, the agreements for both Richard Sullivan and Garrett Sullivan provide for certain "triggering events" which include a change in control, the termination of Richard Sullivan's employment other than for a material breach of the terms of his employment agreement, or if Richard Sullivan ceases to hold his current positions with us for any reason other than a material breach of the terms of his employment agreement. Within ten days of the occurrence of a triggering event, we shall pay, in cash or in stock, or in a combination thereof, $12.1 million and $3.5 million, respectively, to Richard Sullivan and to Garrett Sullivan.

     Effective December 31, 2001, Garrett Sullivan retired and resigned from our Board of Directors. As part of Mr. Sullivan's termination agreement with us, we agreed to grant Mr. Sullivan 2,500,000 shares of our common stock, which become vested upon the effectiveness of our registration statement on Form S-1 on February 1, 2002. In addition, all of Mr. Sullivan's options to acquire our common stock became vested on the date of the termination agreement, and we have agreed to continue to provide certain medical coverage to Mr. Sullivan through December 31, 2005. We also have agreed to make the payment of $3.5 million, referred to above, upon the occurrence of certain "triggering events" previously included in Mr. Sullivan's employment agreement with us.

     In November 2000, we entered into an employment agreement with Jerome
C. Artigliere, Senior Vice President, Chief Operating Officer and Assistant Treasurer. The employment agreement includes certain "change of control" provisions. Upon a change of control, all unvested stock options become immediately vested exercisable. Also, at Mr. Artigliere's option, he may terminate his employment under the agreement at any time within one year after such change of control. In such event, we shall pay to Mr. Artigliere a severance payment equal to three times Mr. Artigliere's "base amount" as defined in Section 280G of the Code minus one dollar. The employment agreement also provides that, if any payments from us are subject to the excise tax on excess parachute payments, we will make a gross up payment in an amount which covers the excise tax due plus the excise and income taxes payable on the gross up payment.

     In March 1999, we entered into an employment agreement with Michael Krawitz, Senior Vice President, General Counsel, and Assistant Secretary. The agreement was amended in June 1999 and in April 2000. The agreement provides that in the event Mr. Krawitz's employment is terminated either by us other than for "cause" or by Mr. Krawitz for "good reason," Mr. Krawitz will continue to receive his base compensation for the remainder of the employment term under the agreement as if such termination had not occurred. Upon any such termination, the payment of any other benefits will be determined by the Board in accordance with our plans, policies and practices.

     In June 2000, we entered into an employment agreement with Kevin McLaughlin, Vice President of Sales and Marketing. The agreement provides that in the event Mr. McLaughlin's employment is terminated by us other than for "cause", Mr. McLaughlin will continue to receive his base compensation for the remainder of the employment term under the agreement as if such termination had not occurred. Upon any such termination, the payment of any other benefits will be determined by the Board in accordance with our plans, policies and practices.

     In January 2000, we entered into an employment agreement with Dr. Peter Zhou, Vice President and Chief Scientist. The agreement provides that in the event Dr. Zhou's employment is terminated by us other than for "cause", Dr. Zhou will continue to receive his base compensation for the remainder of the employment term under the agreement as if such termination had not occurred. Upon any such termination, the payment of any other benefits will be determined by the Board in accordance with our plans, policies and practices.

     As more fully discussed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms of our new credit agreement with IBM Credit limit the amount of salary we may pay Richard Sullivan in cash and prevent us from making certain cash incentive and perquisite payments to various executive officers, including cash payments to Richard Sullivan, Garrett Sullivan and Jerome Artigliere described above which may arise upon a change in control.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of all such reports to us. We believe, based on our stock transfer records and other information available to us, that all reports required under Section 16(a) were timely filed during 2001 except for a final Form 5 for Ms. Walton, which was filed several weeks late and a final Form 5 for Mr. Beckett which has not yet been filed.

     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     OWNERSHIP OF EQUITY SECURITIES

     The following table sets forth information regarding beneficial ownership our common stock by each director and by each executive officer named in the summary compensation table and by all the directors and executive officers as a group as of March 22, 2001:


                                                                      ----------------------------------
                                                                         Number of
                                                                         Shares of          Percent of
                                                                       Common Stock        Common Stock
                                                                       Beneficially        Beneficially
                      Name of Beneficial Owner                           Owned (1)            Owned
--------------------------------------------------------------------- ---------------     --------------
  Richard J. Sullivan                                                    11,740,993  (2)        4.2%
  Angela M. Sullivan                                                      1,458,475  (2)         *
  Richard S. Friedland                                                      575,000              *
  Arthur F. Noterman                                                      1,035,000              *
  Daniel E. Penni                                                         1,499,065              *
  Constance K. Weaver                                                       858,000              *
  Scott R. Silverman                                                        325,000              *
  Jerome C. Artigliere                                                      800,000              *
  Michael E. Krawitz                                                        296,123              *
  Evan C. McKeown                                                            16,667              *
  Kevin McLaughlin                                                           11,000              *
  Peter Zhou                                                                235,860              *

  All directors and executive officers as a group (15 persons)           19,430,454             6.9%

------------------

*    Represents less than 1% of the issued and outstanding shares of our common stock.

     (1)  This table includes presently exercisable stock options. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Richard J. Sullivan - 6,685,000; Angela M. Sullivan - 350,000; Richard
          S. Friedland - 489,000; Arthur F. Noterman - 714,000; Daniel E. Penni - 714,000; Constance
          K. Weaver - 624,000; Scott R. Silverman - 325,000; Jerry C. Artigliere - 779,000, Michael
          E. Krawitz - 254,000; Evan C. McKeown - 16,667; Kevin McLaughlin - 0; Peter Zhou -
          212,334; and all directors and officers as a group - 11,681,001.

     (2)  Includes 259,598 shares owned by The Bay Group and 367,177 shares owned by Great Bay
          Technology, Inc. The Bay Group is controlled by Richard J. Sullivan and Angela M.
          Sullivan. Great Bay Technology, Inc. is controlled by Richard J. Sullivan and Angela M.
          Sullivan.

     The following table sets forth information concerning warrants to purchase shares of our common stock which are owned beneficially by our directors and the named executive officers, individually and as a group, as of December 31, 2001:

                                         Class of           Number of            Percent of      Exercise price Per
               Name                      Warrants         Warrants (1)             Class               Share
-----------------------------------   ---------------   ------------------   -----------------  --------------------
Richard J. Sullivan (2)                  Class S             376,700               100%               $   2.00
Richard S. Friedland                       ---                 ---                 ---                   ---
Arthur F. Noterman                         ---                 ---                 ---                   ---
Daniel E. Penni                            ---                 ---                 ---                   ---
Angela M. Sullivan (2)                   Class S             376,700               100                    2.00
Constance K. Weaver                        ---                 ---                 ---                   ---
Scott R. Silverman                         ---                 ---                 ---                   ---
Jerome C. Artigliere                       ---                 ---                 ---                   ---
Michael E. Krawitz                         ---                 ---                 ---                   ---
Evan C. McKeown                            ---                 ---                 ---                   ---
Kevin McLaughlin                           ---                 ---                 ---                   ---
Peter Zhou                                 ---                 ---                 ---                   ---
All Directors and Executive
 Officers as a Group (15 Persons)        Class S             376,700               100                    2.00

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

     PRINCIPAL STOCKHOLDERS

     Set forth in the table below is information as of December 31, 2001 with respect to persons known to us (other than the directors and executive officers shown in the preceding table) to be the beneficial owners of more than five percent of our issued and outstanding common stock:

                                                       Number of Shares
             Name and Address                         Beneficially Owned                   Percent Of Class
--------------------------------------------      ---------------------------      ---------------------------------
                   None

     CHANGES IN CONTROL

     There are no arrangements known to us, including any pledge of our securities by any person, the operation of which may at a subsequent date result in a change in control us.

     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     INDEBTEDNESS OF MANAGEMENT AND OTHERS

     Daniel E. Penni, a member of our board of directors, has executed a revolving line of credit promissory note in favor of Applied Digital Solutions Financial Corp., our subsidiary, in the amount of $450,000. The promissory note is payable on demand, with interest payable monthly on the unpaid principal balance at the rate equal to one percentage point above the base rate announced by State Street Bank and Trust Company (which interest rate shall fluctuate contemporaneously with changes in such base rate). The largest amount outstanding under the promissory note during 2001 was $420,000, and as of March 15, 2002, $420,000 had been advanced under this note.

     On September 27, 2000, the following named executive officers and directors exercised options granted to them under our 1999 Flexible Stock Plan to purchase shares of our common stock. Under the terms of the grant, the named executive officers each executed and delivered an interest bearing promissory note and stock pledge agreement to us in consideration for the purchase of the shares, as follows:

Named Executive Officer                                     Amount          Interest Rate           Due Date
-----------------------                                     ------          -------------           --------
Richard J. Sullivan                                       $1,375,000             6.0%          September 27, 2003

Jerome C. Artigliere                                          57,750             6.0           September 27, 2003

Michael E. Krawitz                                            57,750             6.0           September 27, 2003

Kevin McLaughlin                                              30,250             6.0           September 27, 2003

Peter Zhou                                                    57,750             6.0           September 27, 2003


Directors                                                   Amount          Interest Rate           Due Date
---------                                                   ------          -------------           --------
Richard S. Friedland                                        $236,500             6.0%          September 27, 2003

Arthur F. Noterman                                           236,500             6.0           September 27, 2003

Daniel E. Penni                                              236,500             6.0           September 27, 2003

Constance K. Weaver                                          236,500             6.0           September 27, 2003

     Marc Sherman, the former Chief Executive Officer of Intellesale, Inc. and brother-in-law of Constance Weaver, a member of our Board of Directors, has executed six promissory notes in the aggregate amount of $595,000. The promissory notes are due on demand and bear interest at the rate of 6% per annum. Mr. Sherman was also indebted to us under a mortgage note with a principal balance of $825,000. During 2001, the highest balance outstanding on the note was $345,119. The note, which had an interest rate equal to the prime rate published by the Wall Street Journal plus 1%, was paid in full in May 2001. In addition, Mr. Sherman is indebted to us under a non-interest bearing promissory note in the amount of $200,000, the proceeds of which were used by Mr. Sherman to acquire 100,000 shares of our common stock. This note is due upon the sale of our common stock by Mr. Sherman.

                                   PART IV

     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)(1) The financial statements and financial statement schedule listed below are included in this report

          Report of Management

          Reports of Independent Accountants

          Financial Statements

          Consolidated Balance Sheets

          Consolidated Statements Of Operations

          Consolidated Statements Of Preferred Stock, Common Stock and Other Stockholders' Equity

          Consolidated Statements Of Cash Flows

          Notes to Consolidated Financial Statements

          Financial Statement Schedule

          Schedule of Valuation and Qualifying Accounts

(a)(2) Financial statement schedules have been included in Item 14(a)(1) above.

(a)(3)    Exhibits

          See Index to Exhibits filed as part of this annual report on Form 10-K.

(b)       Reports on Form 8-K

          (i) On November 16, 2001, we filed a Current Report on Form 8-K, which reported a revision to the audit opinion of our independent accounts for the year ended December 31, 2000 to reflect a going concern opinion.

          (ii) On March 8, 2002, we filed a Current Report on Form 8-K which included a copy of the Third Amended and Restated Credit Agreement dated March 1, 2002 between IBM Credit Corporation, the Company and Digital Angel Share Trust.

(c)       Exhibits - Included in Item 14(a)(3) above.

CONTENTS
==============================================================================

                                                                          PAGE

REPORT OF MANAGEMENT.......................................................F-1


REPORTS OF INDEPENDENT ACCOUNTANTS.........................................F-2


FINANCIAL STATEMENTS

     Consolidated Balance Sheet............................................F-3

     Consolidated Statement Of Operations..................................F-4

     Consolidated Statement Of Preferred Stock, Common Stock and
     Other Stockholders' Equity......................................F-5 - F-7

     Consolidated Statement Of Cash Flows..................................F-8

     Notes To Consolidated Financial Statements.....................F-9 - F-61

                            REPORT OF MANAGEMENT


Management is responsible for the preparation, integrity and objectivity of the accompanying financial statements and related information. These statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and include amounts that are based on our best judgments with due consideration given to materiality.

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

PricewaterhouseCoopers LLP, the Company's independent accountants, were recommended by the Audit Committee of the Board of Directors, selected by the Board of Directors and ratified by the Company's shareholders. PricewaterhouseCoopers LLP maintains an understanding of internal controls and conducts such tests and other auditing procedures considered necessary in the circumstances to express their opinion in the report that follows.

The Audit Committee of the Company's Board of Directors meets with the independent auditors, management and internal auditors periodically to discuss internal accounting controls and auditing and financial reporting matters. The Committee reviews with the independent auditors, the scope and results of the audit effort. The Committee also meets periodically with the independent auditors and the director of internal audit without management present to ensure that the independent auditors and the director of internal audit have free access to the Committee.



RICHARD J. SULLIVAN           JEROME C. ARTIGLIERE       EVAN C. MCKEOWN
Chairman, Board of Directors  Senior Vice President and  Vice President and
and Chief Executive Officer   Chief Operating Officer    Chief Financial Officer

March 28, 2002

--------------------------------------------------------------------------------
                                                                        Page F-1

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
   Shareholders of Applied Digital Solutions, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Applied Digital Solutions, Inc. and its subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the financial statements, the Company has suffered significant losses from continuing operations and discontinued operations and was in violation of certain covenants and payment obligations of its debt agreement at December 31, 2001. The Company amended its credit agreement on March 27, 2002. This debt agreement requires the Company to maintain compliance with certain covenants. In order to maintain compliance with these covenants, the Company will be required to substantially improve its operating results in 2002. If the Company violates these covenants in 2002, it could result in the lender's declaration that amounts are due and immediately payable. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP
St. Louis, Missouri
March 27, 2002

----------------------------------------------------------------------------
                                                                    Page F-2

                                   APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------
                                               CONSOLIDATED BALANCE SHEET
                                            (In thousands, except par value)

                                                         ASSETS
                                                                                                   DECEMBER 31,
                                                                                        ---------------------------------
                                                                                               2001            2000
                                                                                        ---------------------------------
CURRENT ASSETS
    Cash and cash equivalents                                                             $   3,696        $  8,039
    Due from buyers of divested subsidiaries                                                  2,625              --
    Accounts receivable and unbilled receivables (net of allowance
      for doubtful accounts of $2,581 in 2001 and $1,681 in 2000)                            21,871          43,890
    Inventories                                                                               6,174          12,311
    Notes receivable                                                                          2,256           5,711
    Other current assets                                                                      4,786          16,041
-------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                         41,408          85,992

NET ASSETS OF DISCONTINUED OPERATIONS                                                            --           8,076

PROPERTY AND EQUIPMENT, NET                                                                  20,185          21,368

NOTES RECEIVABLE, NET                                                                         4,004          12,898

GOODWILL, NET                                                                                90,831         166,024

INVESTMENT IN AFFILIATE                                                                       6,779              --

OTHER ASSETS, NET                                                                             4,282          25,093
-------------------------------------------------------------------------------------------------------------------------

                                                                                          $ 167,489        $319,451
=========================================================================================================================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable and current maturities of long-term debt                                $  83,836        $ 70,458
    Accounts payable                                                                         15,441          16,945
    Accrued expenses                                                                         18,207          16,361
    Due to sellers of acquired subsidiary                                                        --           9,465
    Earnout and put accruals                                                                    200          18,245
    Net liabilities of Discontinued Operations                                                9,460              --
-------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                   127,144         131,474

LONG-TERM DEBT AND NOTES PAYABLE                                                              2,586           3,916
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                           129,730         135,390
-------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (SEE NOTES 2, 3, 10, 18, 21, 23, 26 AND 27)
-------------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                                             4,460           4,879
-------------------------------------------------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK - SERIES C                                                            --          13,440
-------------------------------------------------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK OPTIONS - SERIES C                                                 5,180           5,180
-------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
    Preferred shares: Authorized 5,000 shares in 2001 and 2000 of $10 par value;
      special voting, no shares issued or outstanding in 2001 and 2000, Class B voting,
      no shares issued or outstanding in 2001 and 2000                                           --              --
    Common shares: Authorized 345,000 shares in 2001 and 245,000 shares in 2000 of
      $.001 par value; 253,384 shares issued and 252,449 shares outstanding in 2001 and
      103,063 shares issued and 101,847 shares outstanding in 2000                              252             103
    Additional paid-in capital                                                              342,189         266,573
    Accumulated deficit                                                                    (304,581)        (99,478)
    Common stock warrants                                                                     3,293           1,406
    Treasury stock (carried at cost, 935 shares in 2001 and 1,216 shares in 2000)            (1,777)         (2,803)
    Accumulated other comprehensive loss                                                       (747)           (729)
    Notes received from shares issued                                                       (10,510)         (4,510)
-------------------------------------------------------------------------------------------------------------------------
TOTAL PREFERRED STOCK, COMMON STOCK, AND OTHER STOCKHOLDERS' EQUITY                          28,119         160,562
-------------------------------------------------------------------------------------------------------------------------

                                                                                          $ 167,489        $319,451
=========================================================================================================================

--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.        Page F-3

                                  APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------
                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                        (In thousands, except per share data)

                                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------------
                                                                                         2001          2000         1999
                                                                                -----------------------------------------
PRODUCT REVENUE                                                                     $ 113,147     $ 104,759     $ 78,243
SERVICE REVENUE                                                                        43,167        30,007       50,821
-------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                         156,314       134,766      129,064
COSTS OF PRODUCTS SOLD                                                                 86,670        68,899       53,341
COST OF SERVICES SOLD                                                                  23,169        13,576       20,958
-------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                           46,475        52,291       54,765

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                                            97,042        61,996       58,960
RESEARCH AND DEVELOPMENT EXPENSE                                                        8,610         2,504           --

INTEREST AND NON-CASH CHARGES:

ASSET IMPAIRMENT, RESTRUCTURING AND UNUSUAL CHARGES                                    71,719         6,383        2,550
DEPRECIATION AND AMORTIZATION                                                          28,899        11,073        6,560
NON-CASH COMPENSATION EXPENSE                                                           5,274            --           --
LOSS (GAIN) ON SALE OF SUBSIDIARIES AND BUSINESS ASSETS                                 6,058          (486)     (20,075)
INTEREST INCOME                                                                        (2,076)       (1,095)        (422)
INTEREST EXPENSE                                                                        8,555         5,901        3,478
-------------------------------------------------------------------------------------------------------------------------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION (BENEFIT)
    FOR INCOME TAXES AND MINORITY INTEREST                                           (177,606)      (33,985)       3,714
PROVISION (BENEFIT) FOR INCOME TAXES                                                   20,870        (5,040)       1,180
-------------------------------------------------------------------------------------------------------------------------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                    (198,476)      (28,945)       2,534
MINORITY INTEREST                                                                        (718)          229          (46)
EQUITY IN NET LOSS OF AFFILIATE                                                           328            --           --
-------------------------------------------------------------------------------------------------------------------------
(LOSS) INCOME FROM CONTINUING OPERATIONS                                             (198,086)      (29,174)       2,580
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES
    (BENEFIT) OF $0 IN 2001, $(13,614) IN 2000 AND $1,980 IN 1999                         213       (75,702)       3,012
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF TAX BENEFIT OF
    $0 IN 2001 AND $1,307 IN 2000                                                     (16,695)       (7,266)          --
-------------------------------------------------------------------------------------------------------------------------
(LOSS) INCOME BEFORE EXTRAORDINARY LOSS                                              (214,568)     (112,142)       5,592
EXTRAORDINARY GAIN (LOSS) (NET OF TAXES OF $89 IN 1999)                                 9,465            --         (160)
-------------------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                                                    (205,103)     (112,142)       5,432
PREFERRED STOCK DIVIDENDS AND OTHER                                                     1,147           191           --
ACCRETION OF BENEFICIAL CONVERSION FEATURE OF
    REDEEMABLE PREFERRED STOCK - SERIES C                                               9,392         3,857           --
-------------------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS                                  $(215,642)    $(116,190)    $  5,432
=========================================================================================================================
EARNINGS PER COMMON SHARE - BASIC
    (LOSS) INCOME FROM CONTINUING OPERATIONS                                        $   (1.23)    $    (.52)    $    .06
    (LOSS) INCOME FROM DISCONTINUED OPERATIONS                                           (.10)        (1.30)         .06
    EXTRAORDINARY GAIN (LOSS)                                                             .06            --           --
-------------------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME PER COMMON SHARE - BASIC                                          $   (1.27)    $   (1.82)    $    .12
=========================================================================================================================
EARNINGS PER SHARE - DILUTED
    (LOSS) INCOME FROM CONTINUING OPERATIONS                                        $   (1.23)    $    (.52)    $    .05
    (LOSS) INCOME FROM DISCONTINUED OPERATIONS                                           (.10)        (1.30)         .06
    EXTRAORDINARY GAIN (LOSS)                                                             .06            --           --
-------------------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME PER COMMON SHARE - DILUTED                                        $   (1.27)    $   (1.82)    $    .11
=========================================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                          170,009        63,825       46,814
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                        170,009        63,825       50,086


--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.        Page F-4

                                         APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------------------
                                            CONSOLIDATED STATEMENT OF PREFERRED STOCK
                                           COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                                                           PAGE 1 OF 3
                                      FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                          (In thousands)
                                                                                                 RETAINED
                                         PREFERRED STOCK        COMMON STOCK     ADDITIONAL      EARNINGS       COMMON
                                       -------------------   ------------------     PAID-IN  (ACCUMULATED        STOCK  TREASURY
                                           NUMBER  AMOUNT      NUMBER    AMOUNT     CAPITAL      DEFICIT)     WARRANTS     STOCK
                                       -----------------------------------------------------------------------------------------

 BALANCE - DECEMBER 31, 1998                   --    $ --      35,683      $ 36    $ 60,517       $ 7,232          $--   $  (337)
   Net income                                  --      --          --        --          --         5,432           --        --
   Comprehensive income
     Foreign currency translation              --      --          --        --          --            --           --        --
     Unrealized gain on securities             --      --          --        --          --            --           --        --
                                                                                                  -------
   Total comprehensive income                  --      --          --        --          --         5,432           --        --
   Issuance of common shares                   --      --       2,808         3       3,683            --           --        --
   Issuance of common shares
     for acquisitions                          --      --      11,701        11      19,016            --           --        --
   Warrants redeemed for common shares         --      --         924         1       2,429            --           --        --
   Tax effect of exercise of
     nonqualified stock options                --      --          --        --       1,825            --           --        --
   Common shares repurchased                   --      --          --        --          --            --           --    (6,976)
---------------------------------------------------------------------------------------------------------------------------------

 BALANCE - DECEMBER 31, 1999
   (CARRIED FORWARD)                           --    $ --      51,116      $ 51    $ 87,470       $12,664          $--   $(7,313)

                                           ACCUMULATED
                                                 OTHER           NOTES            TOTAL
                                         COMPREHENSIVE    RECEIVED FOR    STOCKHOLDERS'
                                         (LOSS) INCOME   SHARES ISSUED           EQUITY
                                       ------------------------------------------------
 BALANCE - DECEMBER 31, 1998                     $ 112             $--         $ 67,560
   Net income                                       --              --            5,432
   Comprehensive income
     Foreign currency translation                  (36)             --              (36)
     Unrealized gain on securities                 (12)             --              (12)
                                                 -----                         --------
   Total comprehensive income                      (48)             --            5,384
   Issuance of common shares                        --              --            3,686
   Issuance of common shares
     for acquisitions                               --              --           19,027
   Warrants redeemed for common shares              --              --            2,430
   Tax effect of exercise of
     nonqualified stock options                     --              --            1,825
   Common shares repurchased                        --              --           (6,976)
---------------------------------------------------------------------------------------
 BALANCE - DECEMBER 31, 1999
   (CARRIED FORWARD)                             $  64             $--         $ 92,936


--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.        Page F-5






                                         APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------------------
                                          CONSOLIDATED STATEMENT OF PREFERRED STOCK
                                          COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                                                         PAGE 2 OF 3
                                     FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                       (In thousands)

                                                                                                 RETAINED
                                         PREFERRED STOCK        COMMON STOCK     ADDITIONAL      EARNINGS       COMMON
                                       -------------------   ------------------     PAID-IN  (ACCUMULATED        STOCK  TREASURY
                                           NUMBER  AMOUNT      NUMBER    AMOUNT     CAPITAL      DEFICIT)     WARRANTS     STOCK
                                       -----------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1999                    --    $ --      51,116    $   51    $ 87,470     $  12,664       $   --  $ (7,313)
   Net loss                                    --      --          --        --          --      (112,142)          --        --
   Comprehensive loss -
     Foreign currency translation              --      --          --        --          --            --           --        --
                                                                                                ---------
   Total comprehensive loss                    --      --          --        --          --      (112,142)          --        --
   Issuance of warrants attached to
     redeemable preferred shares               --      --          --        --          --            --          627        --
   Accretion of beneficial conversion
     feature of redeemable preferred
     shares                                    --      --          --        --      (3,857)           --           --        --
   Dividends accrued on redeemable
     preferred stock                           --      --          --        --        (191)           --           --        --
   Beneficial conversion feature of
     redeemable preferred stock                --      --          --        --       3,857            --           --        --
   Issuance of common shares                   --      --       1,862(1)      2       4,838            --           --        --
   Issuance of common shares for
     investment in MAS                         --      --       3,123         3       7,997
   Issuance of common shares for
     acquisitions                              --      --      46,226        46     160,273            --           --        --
   Issuance of common stock warrants
     for acquisition                           --      --          --        --          --            --        1,656        --
   Warrants redeemed for common shares         --      --         736         1       2,118            --         (877)       --
   Notes receivable for shares issued          --      --          --        --          --            --           --     4,510(2)
   Tax effect of exercise of
     nonqualified stock options                --      --          --        --       4,068            --           --        --
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2000
     (CARRIED FORWARD)                         --    $ --     103,063    $  103    $266,573     $ (99,478)      $1,406  $ (2,803)

                                           ACCUMULATED
                                                 OTHER           NOTES            TOTAL
                                         COMPREHENSIVE    RECEIVED FOR    STOCKHOLDERS'
                                         (LOSS) INCOME   SHARES ISSUED           EQUITY
                                       ------------------------------------------------
BALANCE - DECEMBER 31, 1999                      $  64         $    --        $  92,936
   Net loss                                         --              --         (112,142)
   Comprehensive loss -
     Foreign currency translation                 (793)             --             (793)
                                                 -----                        ---------
   Total comprehensive loss                       (793)             --         (112,935)
   Issuance of warrants attached to
     redeemable preferred shares                    --              --              627
   Accretion of beneficial conversion
     feature of redeemable preferred
     shares                                         --              --           (3,857)
   Dividends accrued on redeemable
     preferred stock                                --              --             (191)
   Beneficial conversion feature of
     redeemable preferred stock                     --              --            3,857
   Issuance of common shares                        --              --            4,840
   Issuance of common shares for
     investment in MAS                                              --            8,000
   Issuance of common shares for
     acquisitions                                   --              --          160,319
   Issuance of common stock warrants
     for acquisition                                --              --            1,656
   Warrants redeemed for common shares              --              --            1,242
   Notes receivable for shares issued               --          (4,510)              --
   Tax effect of exercise of
     nonqualified stock options                     --              --            4,068
---------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2000
     (CARRIED FORWARD)                           $(729)        $(4,510)       $ 160,562

(1) Includes 208 shares exercised under the employee stock purchase plan and 37 shares issued for services.
(2) Includes 1,640 shares for options exercised.

--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.        Page F-6



                                         APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------------------
                                            CONSOLIDATED STATEMENT OF PREFERRED STOCK
                                           COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                                                           PAGE 3 OF 3
                                      FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                         (In thousands)

                                                                                                 RETAINED
                                         PREFERRED STOCK        COMMON STOCK     ADDITIONAL      EARNINGS       COMMON
                                       -------------------   ------------------     PAID-IN  (ACCUMULATED        STOCK   TREASURY
                                          NUMBER   AMOUNT     NUMBER     AMOUNT     CAPITAL      DEFICIT)     WARRANTS      STOCK
                                       ------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2000
   (BROUGHT FORWARD)                          --     $ --    103,063      $ 103    $266,573     $ (99,478)     $ 1,406   $ (2,803)
   Net Loss                                   --       --         --         --          --      (205,103)          --         --
   Comprehensive loss -
      Foreign currency translation            --       --         --         --          --            --           --         --
                                                                                                ---------
   Total comprehensive loss                   --       --         --         --          --      (205,103)          --         --
   Conversion of redeemable preferred
      shares to common shares                 --       --     64,811         65      14,485            --           --         --
   Accretion of beneficial conversion
      feature of redeemable preferred
      shares                                  --       --         --         --      (9,392)           --           --         --
   Dividends accrued on redeemable
      preferred stock                         --       --         --         --        (535)           --           --         --
   Beneficial conversion feature of
      redeemable preferred stock              --       --         --         --       9,392            --           --         --
   Penalty paid by issuance of
      redeemable preferred stock              --       --         --         --        (612)           --           --         --
   Stock option repricing                     --       --         --         --       5,274            --           --         --
   Stock option discounts                     --       --         --         --         246            --           --         --
   Issuance of warrants                       --       --         --         --         115            --        1,887         --
   Issuance of common shares                  --       --      7,631          8       1,980            --           --         --
   Issuance of common shares for
      software license purchase               --       --      6,278          6      10,195            --           --         --
   Issuance of common shares for
      investment                              --       --      3,322          3       8,070            --           --         --
   Issuance of common shares under
      earnout, put and price
      protection provisions of
      acquisition agreements                  --       --     61,806         61      27,030            --           --         --
   Common shares repurchased                  --       --         --         --          --            --           --     (4,600)
   Note receivable for shares issued          --       --      5,538          6       9,368            --           --      5,626
   Note receivable charged to bad
      debt expense                            --       --         --         --          --            --           --         --
---------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001                   --     $ --    252,449      $ 252    $342,189     $(304,581)     $ 3,293   $ (1,777)
=================================================================================================================================

                                                 ACCUMULATED
                                                       OTHER          NOTES           TOTAL
                                               COMPREHENSIVE   RECEIVED FOR   STOCKHOLDERS'
                                               (LOSS) INCOME  SHARES ISSUED          EQUITY
                                               --------------------------------------------
BALANCE - DECEMBER 31, 2000
   (BROUGHT FORWARD)                                  $ (729)      $ (4,510)      $ 160,562
   Net Loss                                               --             --        (205,103)
   Comprehensive loss -
      Foreign currency translation                       (18)            --             (18)
                                                      ------                      ---------
   Total comprehensive loss                              (18)            --        (205,121)
   Conversion of redeemable preferred
      shares to common shares                             --             --          14,550
   Accretion of beneficial conversion
      feature of redeemable preferred
      shares                                              --             --          (9,392)
   Dividends accrued on redeemable
      preferred stock                                     --             --            (535)
   Beneficial conversion feature of
      redeemable preferred stock                          --             --           9,392
   Penalty paid by issuance of
      redeemable preferred stock                          --             --            (612)
   Stock option repricing                                 --             --           5,274
   Stock option discounts                                 --             --             246
   Issuance of warrants                                   --             --           2,002
   Issuance of common shares                              --             --           1,988
   Issuance of common shares for
      software license purchase                           --             --          10,201
   Issuance of common shares for
      investment                                          --             --           8,073
   Issuance of common shares under
      earnout, put and price
      protection provisions of
      acquisition agreements                              --             --          27,091
   Common shares repurchased                              --             --          (4,600)
   Note receivable for shares issued                      --        (15,000)             --
   Note receivable charged to bad
      debt expense                                        --          9,000           9,000
-------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001                           $ (747)      $(10,510)      $  28,119
===========================================================================================

--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.        Page F-7

                                     APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                            --------------------------------------------
                                                                                      2001          2000           1999
                                                                            --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                                            $(205,103)    $(112,142)     $   5,432
    Adjustments to reconcile net (loss) income
       to net cash used in operating activities:
         Asset impairment, restructuring and unusual charges                        71,719         6,383          1,522
         Loss (income) from discontinued operations                                 16,482        82,968         (3,012)
         Depreciation and amortization                                              28,899        11,073          6,560
         Deferred income taxes                                                      21,435        (3,365)        (1,668)
         Impairment of notes receivable                                             21,873            --             --
         Extraordinary gain                                                         (9,465)           --             --
         Minority interest                                                            (718)          229            (46)
         Loss (gain) on sale of subsidiaries and business assets                     6,058          (486)       (20,075)
         Loss (gain) on sale of assets                                                  --          (466)           160
         Non-cash compensation expense                                               5,274            --             --
         Equity in net loss of affiliate                                               328            --             --
         Reserve on investments                                                         --            --          1,000
         Net change in operating assets and liabilities                             28,365        (5,577)        (3,046)
         Net cash used in discontinued operations                                   (3,127)      (22,035)        (1,206)
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                              (17,980)      (43,418)       (14,379)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Increase) decrease in notes receivable                                          1,299        31,457           (685)
    Proceeds from sale of property and equipment                                     1,347           939            592
    Proceeds from sale of subsidiaries and business assets                           1,673         2,821             --
    Payments for property and equipment                                             (2,757)       (8,391)        (3,776)
    Payment for asset and business acquisition (net of cash balances
       acquired)                                                                        --        (9,141)       (16,917)
    Decrease (increase) in other assets                                                944          (963)        (2,362)
    Net cash provided by (used in) discontinued operations                             208         1,708         (4,447)
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  2,714        18,430        (27,595)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net amounts borrowed (paid) on notes payable                                    13,981         2,234         (3,332)
    Proceeds on long-term debt                                                         553        15,971         51,143
    Payments for long-term debt                                                     (2,485)      (11,553)        (9,536)
    Other financing costs                                                             (375)         (835)        (2,863)
    Issuance of common shares                                                          678         6,137          5,358
    Issuance of preferred shares, related options and warrants                          --        19,056             --
    Proceeds from subsidiary issuance of common stock                                  126            --             --
    Stock issuance costs                                                              (798)         (180)          (121)
    Net cash provided by (used in) discontinued operations                            (757)           16          1,570
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           10,923        30,846         42,219
------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                     (4,343)        5,858            245

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                        8,039         2,181          1,936
------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                          $   3,696     $   8,039      $   2,181
========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Income taxes paid (refunds received)                                         $  (2,227)    $     660      $     226
    Interest paid                                                                    4,071         5,722          3,177
------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.        Page F-8

              APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (IN THOUSANDS)


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis and do not reflect any adjustments that might result from the outcome of the uncertainty described in Note 2.

         ORGANIZATION

         Applied Digital Solutions, Inc. and subsidiaries (the Company) is an advanced technology development company. The Company has grown significantly through acquisitions and since 1996 the Company has completed 51 acquisitions. The Company has evolved during the past five years, emerging from being a supplier of computer hardware, software and telecommunications products and services to becoming an advanced technology development company focusing on the development of life-enhancing technology products and services. To date, the Company has developed three such products: (i) Digital Angel, for monitoring and tracking people and objects; (ii) VeriChip(TM), an implantable microchip for security and medical applications in humans; and (iii) Thermo Life(TM), a thermoelectric generator powered by body heat.

         As a result of the merger of the Company's wholly-owned subsidiary Digital Angel Corporation and Medical Advisory Systems, Inc. (AMEX:
         DOC) on March 27, 2002, as more fully discussed below, the significant restructuring of its business during the past several months and its emergence as an advanced technology development company, the Company is in the process of re-evaluating and realigning its reporting segments. Accordingly, beginning with the its first quarter 2002 Form 10-Q, the Company's segment reporting will change to reflect this reorganization and new business model.

         Through December 31, 2001, the Company delivered its products and services through its I(3) Services Platform, which stood for "Intelligent Integrated Information Solutions". These Solutions were delivered through three core business units, Applications, Services and Advanced Wireless.

         The Company's three I(3) segments were as follows:

                  APPLICATIONS - provided proprietary software applications for large retail application environments, including point of sale, data acquisition, asset management and decision support systems and developed programs for portable data collection equipment, including wireless hand-held devices. The Company equipped its customers with the necessary tools and support services to enable them to make a successful transition to implementing e-business practices, call center solutions, enterprise resource planning and customer relationship management solutions, website design, and application and internet access services to customers of its other

--------------------------------------------------------------------------------
                                                                        Page F-9

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


                  divisions. During the last half of 2001 and the first quarter of 2002, the Company has sold the stock and or business assets of six of the eight business units comprising this segment during 2001.

                  SERVICES was comprised of two business units:

                           TELEPHONY - implemented telecommunications and computer telephony integration solutions for e-business. This segment integrated a wide range of voice and data solutions from communications systems to voice over Internet protocol and virtual private networking. It provided complete design, project management, cable/fiber infrastructure, installation and on-going support for its customers. During the last half of 2001, the Company closed one business and sold the business assets of two of the four business units comprising this segment during 2001.

                           NETWORKS - was a professional services
                           organization dedicated to delivering quality e-business services and support to the Company's client partners, providing e-business infrastructure design and deployment, personal and mid-range computer solutions and network infrastructure for the development of local and wide area networks as well as site analysis, configuration proposals, training and customer support services. During the third quarter of 2001, the Company closed one of the four business units comprising this segment.

                  ADVANCED WIRELESS - is engaged in the business of developing and bringing to market technology used to locate, monitor and identify animals, people and objects. The Company's advanced wireless segment, has four divisions: Digital Angel Corporation, which is comprised of the existing Animal Tracking Business and the newly-developed Digital Angel technology, Timely Technology Corp., a wholly-owned subsidiary, represents the Digital Angel Delivery System division and Signature Industries, Limited, an 85% owned subsidiary, represents the Radio Communications and Other division.

                  On March 27, 2002, Digital Angel Corporation merged with
                  MAS. Also, pursuant to the merger agreement, the Company contributed all of its stock in Timely Technology Corp.
                  and Signature Industries, Limited. In satisfaction of a condition to the consent to the merger by IBM Credit Corporation, the Company's lender, the Company transferred to a Delaware business trust controlled by an advisory board all shares of the MAS common stock owned by it and, as a result, the trust has legal title to approximately
                  82.1% of the MAS common stock. The trust has voting rights with respect to the MAS common stock until the Company's obligations to IBM Credit are repaid in full. The Company retained beneficial ownership of the shares. The trust may be

-------------------------------------------------------------------------------
                                                                      Page F-10

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


                  obligated to liquidate the shares of MAS common stock owned by it for the benefit of IBM Credit Corporation in the event the Company fails to make payments, or otherwise defaults, under its new amended and restated credit agreement with IBM Credit, which became effective on the date of the merger. The Company's investment in the newly-merged entity will not be consolidated and will be accounted for in a manner similar to the equity method of accounting post merger, except if and until such time the shares of MAS common stock revert back to the Company, equity in losses will be recognized, but not equity in income.

                  The Animal Tracking Business division used simple technology solutions to track and identify animals. This business division focused on cattle, hogs, fish and household pets. The tracking of these animals is crucial for asset management, disease control, food safety and research. Schering-Plough Pharmaceutical markets these products in the United States under the brand name Home Again(TM), Merial Pharmaceutical markets the products in Europe and Dainippon Pharmaceutical markets the products in Japan. The Animal Tracking Business partners with a variety of other companies outside the United States to market similar products. The principal technologies employed by the Animal Tracking Business are electronic ear tags, e.Tags(TM), and implantable microchips that use radio frequency transmission.

                  The Digital Angel business division has, and continues to, develop and market advanced technology to gather location data and local sensory data and to communicate that data to a ground station. The Digital Angel technology is actually the novel combination of three technologies: wireless communication (e.g. cellular), sensors (including bio-sensors) and position location technology (including global positioning satellite and other systems). The Company plans to introduce this technology into a variety of products to suit different applications ranging from medical monitoring to asset management. The Company began the rollout of Digital Angel on November 26, 2001.

                  Following communication of data to the ground station, the Digital Angel Delivery System division, which the Company refers to as DADS manages the data gathered by the Digital Angel technology in an application-specific format. For example, the Digital Angel medical applications gather bio-readings such as pulse and temperature, and communicate that data, along with location data, to a ground station or call center. If the readings suggest a critical health situation, emergency aid could be dispatched through the services of MAS. For the pet location applications, the location information is available via call center or secure Internet site.

                  The Radio Communications and Other business division consisted of the design, manufacture and support of secure global positioning satellite-enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military

-------------------------------------------------------------------------------
                                                                      Page F-11

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


                  markets. In addition, this business division designed, manufactured and distributed intrinsically safe sounders, such as horn alarms, and other electronic components.

         DISCONTINUED OPERATIONS

         In March 2001, the Company's board of directors approved the sale of the Company's IntelleSale business segment and all of the Company's other noncore businesses. Results of operations, financial condition and cash flows now reflect these operations as "Discontinued Operations" and prior periods have been restated. See
         Note 18.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Applied Digital Solutions, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

         As further discussed in Note 3, the Company acquired businesses during 2000 all of which have been accounted for under the purchase method of accounting.

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


-------------------------------------------------------------------------------
                                                                      Page F-12

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         UNBILLED RECEIVABLES

         Unbilled receivables consist of certain direct costs and profits recorded in excess of amounts billable pursuant to contract provisions in connection with system installation projects and software licensing. Unbilled receivables included in accounts receivable was $0.2 million in 2001 and $0.4 million in 2000.

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

         GOODWILL AND OTHER INTANGIBLE ASSETS

         In conjunction with the Company's review for impairment of goodwill and other intangible assets in the fourth quarter of 2000, the Company reviewed the useful lives assigned to goodwill and, effective October 1, 2000, changed the lives to periods ranging from 5 to 10 years, down from periods ranging from 10 to 20 years. The impact in 2001 and 2000 of this change was an increase in amortization of $7.2 million and $3.5 million, respectively and a decrease in earnings per share of $0.04 and $0.05, respectively. Goodwill and other intangible assets are stated on the cost basis and have been amortized, principally on a straight-line basis, over the estimated future periods to be benefited (ranging from 5 to 10 years). The Company reviewed goodwill and other intangible assets quarterly for impairment whenever events or changes in business circumstances indicated that the remaining useful life may have warranted revision or that the carrying amount of the long-lived asset may not have been fully recoverable. Included in factors considered were significant customer losses, changes in profitability due to sudden economic or competitive factors, change in managements' strategy for the business unit, letters of intent received for the sale of the business unit, or other factors arising in the quarterly period. The Company annually performed undiscounted cash flows analyses by business unit to determine if an impairment existed. For purposes of these analyses, earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow. When an impairment was determined to exist, any related impairment loss was calculated based on fair value. Fair value was determined based on discounted cash flows. The discount rate utilized by the


-------------------------------------------------------------------------------
                                                                      Page F-13

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         Company was the rate of return expected from the market or the rate of return for a similar investment with similar risks. The Company recorded goodwill impairment charges of $63.6 million and $0.8 million during 2001 and 2000, respectively. See Note 14.

         On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually. Intangible assets deemed to have indefinite life under SFAS 142, such as goodwill, are no longer amortized, but instead reviewed at least annually for impairment. Goodwill amortization amounted to $21.3 million during 2001. Intangible assets with finite lives are amortized over the useful life. As part of the implementation of SFAS 142, the Company is required to complete a transitional impairment test of goodwill and other intangible assets. The Company is in the process of completing these tests. The fair value of the business unit will be estimated using the discounted cash flow method as describe above. Prospectively, the Company will test its goodwill and intangible assets for impairment as a part of its annual business planning cycle during the fourth quarter of each fiscal year.

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

         ADVERTISING COSTS

         The Company expenses production costs of print advertisements the first date the advertisements take place. Advertising expense, included in selling, general and administrative expenses, was $0.3 million in 2001, $0.4 million in 2000 and $0.2 million in 1999.

         REVENUE RECOGNITION

         For programming, consulting and software licensing services and construction contracts, the Company recognizes revenue based on the percent complete for fixed fee contracts, with the percent complete being calculated as either the number of direct labor hours in the project to

-------------------------------------------------------------------------------
                                                                      Page F-14

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         date divided by the estimated total direct labor hours or based upon the completion of specific task orders. It is the Company's policy to record contract losses in their entirety in the period in which such losses are foreseeable. For nonfixed fee jobs, revenue is recognized based on the actual direct labor hours in the job times the standard billing rate and adjusted to realizable value, if necessary. For product sales, the Company recognizes revenue at the time products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exists, revenue is recognized when such uncertainties are resolved. Revenue from royalties is recognized when licensed products are shipped. There are no significant post-contract support obligations at the time of revenue recognition. The Company's accounting policy regarding vendor and post-contract support obligations is based on the terms of the customers' contract, billable upon the occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized. The Company does not experience significant product returns, and therefore, management is of the opinion that no allowance for sales returns is necessary. The Company has no obligation for warranties on new hardware sales, because the warranty is provided by the manufacturer. The Company does not offer a warranty policy for services to customers.


-------------------------------------------------------------------------------
                                                                      Page F-15

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         SOFTWARE REVENUE RECOGNITION

         For those arrangements where the Company's contract calls only for the delivery of software with no additional obligations, revenue is recognized at the time of delivery, provided that there is a signed contract, delivery of the product has taken place, the fee is fixed by the contract and collectability is considered probable. For multiple element arrangements such as a contract that includes the delivery of software and a service arrangement, revenues allocated to the sale of the software are recognized when the software is delivered to the customer. Revenues related to the sale of the service agreement are recognized ratably over the term of the service agreement. A value is ascribed to each of the elements sold. This value is based on vendor specific objective evidence of fair value, regardless of any separate prices that may be stated in the contract. Vendor specific objective evidence of fair value is the price charged when the elements are sold separately. If an element is not yet being sold separately, the fair value is the price established by management having the relevant authority to do so. It is considered probable that the price established by management will not change before the separate introduction of the element. If the contract includes a discount, the discount is applied to the components of the contract which specifically apply. For those contracts where the discount is a fixed amount for the entire contract (i.e. not specifically identifiable with any of the contract elements), a proportionate amount of the discount is allocated to each element of the contract based on that element's fair value without regard to the discount. The Company's contracts do not include unspecified upgrades and enhancements. For those arrangements where the Company's contract to deliver software requires significant production modification or customization of the software, revenues are recognized using percentage of completion accounting. The service element of these contracts are essential to the functionality of other elements in the contract and are not accounted for separately. The cost to complete and extent of progress towards completion of these contracts can be reasonably ascertained based on the detailed tracking and recording of labor hours expended. Progress payments on these contracts are required and progress is measured using the efforts expended input measure.

         STOCK-BASED COMPENSATION

         The Company accounts for its employee stock-based compensation plans in accordance with APB Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25, and complies with the disclosure provisions of SFAS No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost is recognized for any of the Company's fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB Opinion No.
         25. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any


-------------------------------------------------------------------------------
                                                                      Page F-16

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         additional compensation costs is recognized immediately. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

         RESEARCH AND DEVELOPMENT

         Research and development expense consists of personnel costs, supplies, other direct costs and indirect costs, primarily rent and other overhead, of developing new products and technologies and are charged to expense as incurred.

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

         EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

         Income available to common stockholders has been adjusted to reflect preferred stock dividends and the accretion to the redemption value and beneficial conversion charge associated with the redeemable preferred stock - series C for the purpose of calculating earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock outstanding.

         COMPREHENSIVE INCOME (LOSS)

         The Company's comprehensive income (loss) consists of foreign currency translation adjustments, and is reported in the consolidated statements of preferred stock, common stock and other stockholders' equity.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement is effective for fiscal years commencing after June 15, 2000. In June 2000, the FASB issued FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FAS statement 133, which


-------------------------------------------------------------------------------
                                                                      Page F-17

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         addresses implementation issues experienced by those companies that adopted FAS 133 early. The Company adopted these statements as of January 1, 2001 and, because we have no use of derivative instruments, the adoption of these statements did not have any effect on our financial condition, results of operations or cash flows.

         In July 2001, the Financial Accounting Standards Board (FASB) issued FAS No. 141 Business Combinations and FAS No. 142 Goodwill and Other Intangible Assets. FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company adopted the provisions of each statement, which apply to goodwill and certain intangibles acquired prior to June 30, 2001, on January 1, 2002. The adoption of these standards will have the impact of reducing the Company's amortization of goodwill commencing January 1, 2002. The Company is in the process of completing its impairment analysis. Future impairment reviews may result in periodic write-downs.

         In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets. This standard supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supercede the provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from Discontinued Operations to be displayed in Discontinued Operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on January 1, 2002. The adoption of FAS 144 did not have a material impact on the Company's operations or financial position.


-------------------------------------------------------------------------------
                                                                      Page F-18

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


2.       DEBT COVENANT COMPLIANCE AND LIQUIDITY

         The Company generated significant losses from operations during 2001 and 2000. As a result, the Company was not in compliance with certain financial covenants of its loan agreement as of December 31, 2001 and 2000. The Company's Term and Revolving Credit Agreement (Credit Agreement) with IBM Credit Corporation (IBM Credit) was amended and restated on October 17, 2000 and further amended on March 30, 2001, July 1, 2001, September 15, 2001, November 15, 2001, December 31, 2001, January 31, 2002 and February 27, 2002. These amendments extended the due dates of principal and interest payments of $4.2 million and $2.9 million, respectively, until April 2, 2002.

         The Company's Credit Agreement contains certain quarterly financial covenants, which became more restrictive during 2001. The Company anticipated that it would continue to comply in 2001 with the quarterly financial covenants in the Credit Agreement. Management's business plans for the Company anticipated significant year to year increases in revenues due to increased volumes, improved working capital management, reduced capital spending, successful implementation of on-going cost savings initiatives, improved operating efficiencies, and the disposition of noncore businesses.

         The Company was not in compliance with the minimum EBITDA and collateral shortfall covenants at June 30, 2001. The Company was also not in compliance with the minimum EBITDA, Tangible Net Worth and Current Assets to Current Liabilities covenant requirements at September 30, 2001 and it again had a collateral shortfall. As of December 31, 2001, the Company was not in compliance with various financial covenants, including: negative Tangible Net Worth of $71.8 million or $37.3 million less than the minimum requirement, actual EBITDA was a negative $142.2 million, or $153.2 million less than the Minimum EBITDA covenant, Current Assets to Current Liabilities was 0.33 to 1.0 compared to a minimum requirement of
         0.80 to 1.0 and it had a collateral shortfall of $42.7 million, or $35.7 million more than the allowable shortfall of $7.0 million.

         On March 1, 2002, the Company and Digital Angel Share Trust, a newly created Delaware business trust, entered into a new credit agreement (new Credit Agreement) with IBM Credit, which became effective on March 27, 2002, the effective date of the merger between Digital Angel Corporation and MAS. Amounts outstanding under the new Credit Agreement, including the principal and interest previously due on April 2, 2002, bear interest at an annual rate of 17% and mature on February 28, 2003. No principal or interest payments are due until the maturity date. However, the maturity date will be extended for consecutive one-year periods if the Company repays at least 40% of the original principal amount outstanding plus accrued interest and expenses prior to February 28, 2003 and an additional 40% of the original principal amount outstanding plus accrued interest and expenses prior to February 28, 2004. In any event, all amounts outstanding will be required to be repaid by August 15, 2005. If all amounts are not repaid by February 28, 2003, the unpaid amount will accrue

-------------------------------------------------------------------------------
                                                                      Page F-19

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         interest at an annual rate of 25%. If not repaid by February 28, 2004, the interest rate increases to 35%.

         The Company's new Credit Agreement contains debt covenants relating to its financial position and performance, as well as the financial position and performance of MAS. The Company and MAS currently expect to meet and be in compliance throughout 2002 with the covenants in the new Credit Agreement. However, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, these may impact their ability to remain in compliance with the covenants. In the absence of a waiver or amendment to such financial covenants, such noncompliance would constitute an event of default under the new Credit Agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts owed to them. In the event that such noncompliance appears likely, or occurs, the Company will seek to renegotiate the covenants and/or obtain waivers, as required. There can be no assurance however that the Company would be successful in negotiating such amendments or obtaining such waivers.

         On March 27, 2002, upon completion of the merger between Digital Angel and MAS, in satisfaction of a condition to the consent to the merger by IBM Credit, the Company transferred to the trust, which is controlled by an advisory board, all shares of MAS common stock owned by it and, as a result, the trust has legal title to approximately 82.1% of the MAS common stock. The trust has voting rights with respect to the MAS common stock until the Company's obligations to IBM Credit are repaid in full. The Company retained beneficial ownership of the shares. The trust may be obligated to liquidate the shares of MAS common stock owned by it for the benefit of IBM Credit in the event the Company fails to make payments, or otherwise defaults, under the new Credit Agreement. Such liquidation of the shares of MAS common stock will be in accordance with the SEC rules and regulations governing affiliates.

         The new credit agreement prohibits the Company from borrowing funds from other lenders without the approval of IBM Credit, and does not provide for any further advances by IBM Credit. Accordingly, there can be no assurance that the Company will have access to funds necessary to provide for its ongoing operating expenses to the extent not provided from its ongoing operating revenue.

         The Company is continually seeking operational efficiencies and synergies within each of its operating segments as well as evaluating acquisitions of businesses and customer bases which complement its operations. These strategic initiatives may include acquisitions, raising additional funds through debt or equity offerings, or the divesture of non-core business units that are not critical to the Company's long-term strategy or other restructurings or rationalization of existing operations. The Company will continue to review all alternatives to ensure maximum appreciation of our shareholder's investments. There can be no assurance, however, that any initiative will be found, or if found, that they will be on terms favorable to the Company.

-------------------------------------------------------------------------------
                                                                      Page F-20

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


3.       ACQUISITIONS

         The following represents acquisitions that occurred in 2000. The Company did not make any acquisitions during 2001:

                                                                                            VALUE OF
                                                                                             SHARES,
                                                                                            WARRANTS     COMMON/
                                                                                            & OPTIONS   PREFERRED
                                       DATE OF    PERCENT     ACQUISITION       CASH        ISSUED OR     SHARES    GOODWILL
                                     ACQUISITION  ACQUIRED       PRICE      CONSIDERATION   ISSUABLE      ISSUED    ACQUIRED
                                     -------------------------------------------------------------------------------------------
2000 ACQUISITIONS

Independent Business Consultants      04/01/00      100%        $ 5,547         $  747       $ 4,800         958   $ 5,109(1)
P-Tech, Inc.                          04/01/00      100%          9,595             95         9,500      13,232     9,408(1)
Timely Technology Corp.               04/01/00      100%          6,281            375         5,906       8,482     5,954
Computer Equity Corporation           06/01/00      100%         24,731          8,987        15,744       4,886    15,514
WebNet Services, Inc.                 07/01/00      100%            958             58           900       1,060       828(1)
Destron Fearing Corporation           09/08/00      100%         84,534          1,264        83,270      20,821    74,729
Pacific Decision Sciences
   Corporation                        10/01/00      100%         28,139            120        28,019       8,569    25,220(1)
SysComm International Corporation     12/01/00       55%          4,976          2,222         2,754       3,239        --
Transatlantic Software Corporation    12/18/00      100%          8,931            266         8,665       5,430     6,624(1)

                                                             BUSINESS DESCRIPTION
                                      ----------------------------------------------------------------
2000 ACQUISITIONS

Independent Business Consultants      Network integration company
P-Tech, Inc.                          Software development company
Timely Technology Corp.               Software developer and application service provider
Computer Equity Corporation           Communications integration company
WebNet Services, Inc.                 Network integrator and website developer
Destron Fearing Corporation           Animal identification and microchip technology company
Pacific Decision Sciences             Developer and implementer of customer relationship
   Corporation                        management software
SysComm International Corporation     Network and systems integrator and reseller of computer hardware
Transatlantic Software Corporation    Retail software developer

(1) During 2001, in connection with the closure of one of these companies, recurring losses in the Application Segment and revised future operating profits for one of these businesses, the Company reassessed the value of the goodwill associated with these businesses. Based upon the reassessments, goodwill associated with these businesses was reduced by approximately $34.9 million during 2001.

-------------------------------------------------------------------------------
                                                                      Page F-21

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


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

Goodwill resulting from these acquisitions is being amortized on a straight-line basis over periods ranging from five to ten years. In conjunction with the Company's review for impairment of goodwill and other intangible assets in the fourth quarter of 2000, the Company reviewed the useful lives assigned to acquisitions and effective October 1, 2000, changed the lives to periods ranging from 5 to 10 years, down from periods ranging from 10 to 20 years. In addition, as part of the Company's on-going review of the carrying value of goodwill, the Company recorded an impairment charge of $63.6 million during 2001. On January 1, 2002, the Company adopted FAS 142, which resulted in no additional impairment of goodwill.

See Note 28 for unaudited pro forma information for the above acquisitions that occurred in 2000.


EARNOUT AND PUT AGREEMENTS

Certain acquisition agreements include additional consideration, generally payable in shares of the Company's common stock, contingent on profits of the acquired subsidiary. Upon earning this additional consideration, the value will be recorded as additional goodwill. The acquisitions above include shares earned upon attainment of certain profits by subsidiaries through December 31, 2001. At December 31, 2001, under these agreements, assuming all earnout profits are achieved, the Company is contingently liable for additional consideration of approximately $20.7 million in 2002 all of which would be payable in shares of the Company's common stock.

In January 2001, the Company entered into an agreement with the minority shareholders of Intellesale to terminate all put rights and employment agreements that each shareholder had with or in respect of Intellesale. In exchange, the Company issued an aggregate of 6.6 million shares of the Company's common stock valued at $10.3 million. In addition, during the years ended December 31, 2001 and 2000, 27.5 million common shares valued at $16.9 million and 2.5 million common shares valued at $12.7 million, respectively, were issued to satisfy earnouts and to purchase minority interests.

-------------------------------------------------------------------------------
                                                                      Page F-22

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


MAJOR ACQUISITIONS

Effective June 1, 2000, the Company acquired all of the outstanding common stock of Computer Equity Corporation (Compec). The aggregate purchase price was approximately $24.7 million, $15.7 million of which was paid in shares of the Company's common stock at closing and $9.0 million of which was paid in cash. In the Company's report on Form 10-Q for the quarter ended June 30, 2001, the Company included summary information about its acquisition of Compec. That information included a statement that $7.3 million of the purchase price was paid in common stock as a result of the achievement of earnings targets for the twelve months ended June 30, 2001. Those shares were issued in the name of the selling shareholders of Compec, however, before the shares were delivered to the stockholders, the Company became aware of information which called into question whether the earnings targets had in fact been met. The Company's investigation is ongoing and has determined that it is uncertain what, if any, earnout payment has been earned and the Company has subsequently cancelled the issuance of the earnout shares. The total purchase price of Compec, including the liabilities, was allocated to the identifiable assets with the remainder of $15.5 million recorded as goodwill, which was being amortized over ten years.

On September 8, 2000, the Company completed the acquisition of Destron Fearing Corporation through a merger of its wholly-owned subsidiary, Digital Angel Corporation (formerly known as Digital Angel.net Inc.), into Destron Fearing Corporation. As a result of the merger, Destron Fearing is now a wholly-owned subsidiary of the Company and has been renamed "Digital Angel Corporation." In connection with the merger, each outstanding share of Destron Fearing common stock was exchanged for 1.5 shares of the Company's common stock, with fractional shares settled in cash. In addition, outstanding options and warrants to purchase shares of Destron Fearing common stock were converted into a right to purchase that number of shares of the Company's common stock as the holders would have been entitled to receive had they exercised such options and warrants prior to September 8, 2000 and participated in the merger. The Company issued 20.5 million shares of its common stock in exchange for all the outstanding common stock of Destron Fearing and 0.3 million shares of its common stock as a transaction fee. The Company will issue up to 2.7 million shares of its common stock upon the exercise of the Destron Fearing options and warrants. The aggregate purchase price of approximately $84.5 million, including the liabilities, was allocated to the identifiable assets with the remainder of $74.7 million recorded as goodwill, which was being amortized over ten years.

Effective October 1, 2000, the Company acquired all of the outstanding common stock of Pacific Decisions Sciences Corporation (PDSC). The aggregate purchase price was approximately $28.1 million, which was paid in shares of the Company's common stock. Certain earnings targets for twelve months ended September 30, 2001 were not achieved and therefore an earnout payment was not owed. For the twelve month period ended September 30, 2002, the former stockholders of PDSC will be entitled to receive earnout payments, payable in cash or in shares of the Company's common stock, of $9.7 million plus
4.0 times EBITDA in excess of a specified amount (as defined in the merger agreement) if certain earnings targets are achieved. The total purchase price of PDSC, including the liabilities assumed, was allocated to the identifiable assets with the remainder of $25.2 million recorded as goodwill, which was being amortized over five years. During the third

-------------------------------------------------------------------------------
                                                                      Page F-23

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


quarter of 2001, the Company recorded an impairment charge of $17.4 million against the remaining un-amortized goodwill as a result of a reassessment of future operating cash flows and the current estimated fair value of PDSC. See Note 14 regarding assets impairments recorded in the third and fourth quarters of 2001.

See Note 28 for unaudited pro forma information for the above acquisitions that occurred in 2000.

OTHER INVESTMENTS

On February 27, 2001, the Company acquired 16.6% of the capital stock of MAS, a provider of medical assistance and technical products and services, in a transaction valued at approximately $8.3 million in consideration for
3.3 million shares of our common stock. The Company is now the single largest shareholder and controls two of the seven board seats. The Company is accounting for this investment under the equity method of accounting. The excess of the purchase price over the estimated fair value of the shares acquired was approximately $7.0 million (goodwill) and was being amortized on a straight-line basis over five years.

As a result of the merger between Digital Angel Corporation and MAS, which became effective on March 27, 2002, the Company now owns 82.1% of the newly combined company. In satisfaction of a condition to the consent to the merger by IBM Credit, the Company transferred to a Delaware business trust controlled by an advisory board all shares of the MAS common stock owned by it and, as a result, the trust has legal title to approximately 82.1% of the MAS common stock. The trust has voting rights with respect to the MAS common stock until the Company's obligations to IBM Credit are repaid in full. The Company has retained beneficial ownership of the shares. The trust may be obligated to liquidate the shares of MAS common stock owned by it for the benefit of IBM Credit Corporation in the event the Company fails to make payments, or otherwise defaults, under its new amended and restated credit agreement with IBM Credit, which became effective on the date of the merger. Such liquidation of the shares of MAS common stock will be in accordance with the Securities and Exchange Commission's rules and regulations governing affiliates. See Notes 2 and 10.

As reflected in the Note 25, the Advanced Wireless segment's revenue for the year ended December 31, 2001 was $39.4 million, or 25.2% of consolidated revenue, and loss from continuing operations before provision for income taxes, minority interest and extraordinary gain for the year ended December 31, 2001 was $6.6 million for 3.7% of the consolidated loss from continuing operations before provision for income taxes, minority interest and extraordinary gain.

-------------------------------------------------------------------------------
                                                                      Page F-24

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


The Advanced Wireless segment's summary balance sheet at December 31, 2001 is as follows:

-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
Total Current Assets                                                                         $ 12,340
-----------------------------------------------------------------------------------------------------
Total Assets                                                                                  107,429(1)
-----------------------------------------------------------------------------------------------------
Total Current liabilities                                                                       5,430
-----------------------------------------------------------------------------------------------------
Total Liabilities                                                                               8,360
-----------------------------------------------------------------------------------------------------
Parent's Investment                                                                          $ 99,069
-----------------------------------------------------------------------------------------------------

(1) Includes $71,296 of goodwill, which is reflected in the segment information in Note 25 in the column headed Corporate Overhead.

4.       INVENTORIES

                                                                                            2001               2000
                                                                                  ---------------------------------

              Raw materials                                                             $  1,474           $  1,807
              Work in process                                                                176                499
              Finished goods                                                               6,226             11,505
              -----------------------------------------------------------------------------------------------------
                                                                                           7,876             13,811
              Less:  Allowance for excess and obsolescence                                 1,702              1,500
              -----------------------------------------------------------------------------------------------------

                                                                                        $  6,174           $ 12,311
              =====================================================================================================

5.       NOTES RECEIVABLE

                                                                                           2001               2000
                                                                                  ---------------------------------

              Due from purchaser of subsidiary, secured by pledge of rights to distributions from a joint venture of the purchaser and an unrelated entity, bears interest at the London Interbank
              Offered Rate plus 1.65%, payable in quarterly installments of principal and interest totaling $332. Allowance of $6,158
              reflected in allowance for bad debts in 2001.                             $ 9,073            $ 9,612

              Due from purchaser of four noncore subsidiaries, bears
              interest at 5%, interest payable quarterly, principal due
              October 2004. Allowance of $2,700 reflected in allowance for
              bad debts in 2001.                                                          2,700              2,500

              Due from purchaser of subsidiary, secured by pledge of
              investment securities, bears interest at prime, interest
              payable semi-annually, principal due November 2004.  Allowance
              of $2,328 reflected in allowance for bad debts in 2001.                     2,328              2,328

              Due from purchaser of cellular assets, personally guaranteed by company owners, bears interest at 6.5%, $350 due January
              1999, remaining payable in monthly installments of $25
              including interest starting July 1999. In 2001, the Company received a $900 payment on this note and recorded $50 as bad
              debt expense.                                                                  --                950


-------------------------------------------------------------------------------
                                                                      Page F-25





APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

              Due from officers, directors and employees of the Company, unsecured, bear interest at varying interest rates, due on demand. Allowance of $200 reflected in allowance for bad
              debts in 2001.                                                                784              1,303

              Due from individuals and corporations, bear interest at
              varying rates above prime, secured by business assets,
              personal guarantees, and securities, due various dates through
              July 2004. Allowance of $912 reflected in allowance for bad
              debts in 2001.                                                              1,851              1,523

              Due from purchaser of divested subsidiary, secured by business assets, bears interest at 8%, payable in monthly installments
              of principal and interest of $10, balance due in February 2006.             1,272                 --

              Due from purchaser of divested subsidiary, secured by personal guarantee and securities of the purchaser, bears interest at prime plus 1%, payable in monthly installments of interest only through March 2003, and then payable in monthly
              installments of principal and interest of $11 through December
              2007.                                                                         550                 --

              Due from purchaser of business assets, secured by maker's
              assets, bears interest at 8.7% and provides for monthly
              payments of principal and interest equal to 10% of the maker's net cash revenue for each preceding month, balance due October
              2001. Allowance of $373 reflected in allowance for bad debts
              in 2001.                                                                      373                393
              -----------------------------------------------------------------------------------------------------
                                                                                         18,931             18,609
              Less:  Allowance for bad debts                                             12,671                 --
              Less:  Current portion                                                      2,256              5,711
              -----------------------------------------------------------------------------------------------------

                                                                                        $ 4,004           $ 12,898
              =====================================================================================================

         These notes receivable have been pledged as collateral under the Company's debt agreements. See Note 10.


6.       OTHER CURRENT ASSETS

                                                                                         2001              2000
                                                                            --------------------------------------

             Deferred tax asset                                                        $  171           $10,001
             Prepaid expenses                                                           3,336             3,665
             Income tax refund receivable                                                 806             1,926
             Other                                                                        473               449
             -----------------------------------------------------------------------------------------------------

                                                                                       $4,786           $16,041
             =====================================================================================================

-------------------------------------------------------------------------------
                                                                      Page F-26

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


7.       PROPERTY AND EQUIPMENT

                                                                                       2001              2000
                                                                            --------------------------------------

             Land                                                                   $   956           $ 1,379
             Building and leasehold improvements                                      8,351             8,067
             Equipment                                                               14,387            21,416
             Software                                                                10,001                --
             -----------------------------------------------------------------------------------------------------
                                                                                     33,695            30,862
             Less:  Accumulated depreciation                                         13,510             9,494
             -----------------------------------------------------------------------------------------------------

                                                                                    $20,185           $21,368
             =====================================================================================================

         Included above are vehicles and equipment acquired under capital lease obligations in the amount of $1,193 and $1,338 at December 31, 2001 and 2000, respectively. Related accumulated depreciation amounted to $736 and $637 at December 31, 2001 and 2000, respectively.

         Depreciation charged against income amounted to $4,580, $2,099 and $2,062 for the years ended December 31, 2001, 2000 and 1999, respectively. Accumulated depreciation related to disposals of property and equipment amounted to $564 and $338 in 2001 and 2000, respectively.

8.       GOODWILL

         Goodwill consists of the excess of cost over fair value of net tangible and identifiable intangible assets of companies purchased. The Company applies the principles of Accounting Principles Board Opinion No. 16, Business Combinations, and uses the purchase method of accounting for acquisitions of wholly owned and majority owned subsidiaries.

                                                                                      2001                      2000
                                                                         --------------------------------------------

         Original balance                                                         $186,827                  $178,037
         Less goodwill impairment                                                  (63,606)                     (818)
         Accumulated amortization                                                  (32,390)                  (11,195)
         ------------------------------------------------------------------------------------------------------------

         Carrying value                                                           $ 90,831                  $166,024
         ============================================================================================================

         Amortization expense, including goodwill amortization associated with the Company's equity investment in MAS, of $1,161 amounted to $22,473, $7,525 and $1,766 for the years ended December 31, 2001,
         2000, and 1999, respectively. Accumulated amortization of goodwill related to subsidiaries sold during 2001 and 2000 amounted to $117 and $217, respectively.

         On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 eliminates the amortization of goodwill and instead requires goodwill be tested for impairment at least annually. Intangible assets deemed to have indefinite life under SFAS 142, such as goodwill, are no longer amortized, but instead reviewed at least annually for impairment. Thus beginning in fiscal 2002, goodwill will no longer be amortized. As part of the implementation of SFAS 142, the Company is required to complete a transitional impairment test of goodwill and other intangible assets. The Company is in the process of completing these tests.

-------------------------------------------------------------------------------
                                                                      Page F-27

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         Prospectively, the Company will test its goodwill and intangible assets for impairment as a part of its annual business planning cycle during the fourth quarter of each fiscal year or earlier depending on specific changes in conditions surrounding the business units.

         The Company has entered into various earnout arrangements with the selling shareholders of certain acquired subsidiaries. These arrangements provide for additional consideration to be paid in future years if certain earnings levels are met. These amounts are added to goodwill as earned.

9.       OTHER ASSETS

                                                                                      2001                    2000
                                                                         -------------------------------------------

         Proprietary software                                                      $ 2,368               $   9,600
         Loan acquisition costs                                                      3,746                   3,725
         Other assets                                                                1,120                     588
         -----------------------------------------------------------------------------------------------------------
                                                                                     7,234                  13,913
         Less:  Accumulated amortization                                             5,247                   6,930
         -----------------------------------------------------------------------------------------------------------
                                                                                     1,987                   6,983
         Other investments                                                             771                   4,601
         Deferred tax asset                                                            996                  11,784
         Other                                                                         528                   1,725
        -----------------------------------------------------------------------------------------------------------

                                                                                   $ 4,282                $ 25,093
         ===========================================================================================================

         Amortization of other assets charged against income amounted to $1,846, $1,449 and $2,692 for the years ended December 31, 2001, 2000 and 1999, respectively. Accumulated amortization of other assets related to subsidiaries sold during 2001 amounted to $3,529.

         The reduction in proprietary software in 2001 relates to the sale of the business assets of three subsidiaries in the Applications segment.

         Other investments in 2000 included the Company's equity interest in ATEC Group, Inc. The Company rescinded the stock purchase transaction in 2001, as more fully discussed in Note 14.

10.      NOTES PAYABLE AND LONG-TERM DEBT

         On May 25, 1999, the Company entered into a credit agreement with IBM Credit. The credit agreement was amended and restated on October 17, 2000, and further amended on March 30, 2001. The aggregate principal balance outstanding under the credit agreement on December 31, 2001 was $87.5 million, including $5.0 million, which is included in the net liabilities of Discontinued Operations. Effective July 1, 2001, the Company and IBM Credit

-------------------------------------------------------------------------------
                                                                      Page F-28

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         amended the credit agreement extending until October 1, 2001 the payments due on July 1, 2001, which the Company unable to pay. On September 15, 2001, November 15, 2001, December 31, 2001, January 31, 2002 and again on February 27, 2002, the Company and IBM Credit amended the credit agreement further extending the payments due under the agreement until April 2, 2002. As of March 22, 2002, the total extended principal and interest payments were $4.2 million and $2.9 million, respectively.

         On March 1, 2002, the Company, Digital Angel Share Trust, a newly created Delaware business trust and IBM Credit entered into a Third Amended and Restated Term Credit Agreement (the new Credit Agreement). The new Credit Agreement became effective on March 27, 2002 the effective date of the merger between Digital Angel and MAS. Amounts outstanding under the new credit agreement, including the principal and interest due on April 2, 2002, bear interest at an annual rate of 17% and mature on February 28, 2003. No principal or interest payments are due until the maturity date. However, the maturity date will be extended for consecutive one-year periods if the Company repays at least 40% of the original principal amount outstanding plus accrued interest and expenses prior to February 28, 2003 and an additional 40% of the original principal amount outstanding plus accrued interest and expenses prior to February 28, 2004. In any event, all amounts outstanding will be required to be repaid by August 15, 2005. If all amounts are not repaid by February 28, 2003, the unpaid amount will accrue interest at an annual rate of 25%. If not repaid by February 28, 2004, the interest rate increases to 35%.

         The total amounts outstanding on March 27, 2002, the effective date of the new Credit Agreement, were $82.6 million. As part of the amendments to the agreement with IBM Credit, the Company paid bank fees of $0.4 million in April 2001 and $0.3 million in March 2002 and issued warrants to IBM Credit valued at $1.9 million in April 2001. The bank fees and fair value of the warrants are recorded as deferred financing fees and are being amortized over the life of the debt as interest expense. See Note 13.

         The Company's new covenants under the new Credit Agreement are as follows:

        COVENANT                                                     COVENANT REQUIREMENT
        ---------------------------------------------------------------------------------------------------
                                                            As of the following date not less than:
        Current Assets to Current Liabilities       March 31, 2002                                    .17:1
                                                    June 30, 2002                                     .14:1
                                                    September 30, 2002                                .11:1
                                                    December 31, 2002                                 .11:1
        ---------------------------------------------------------------------------------------------------

        Minimum Cumulative EBITDA                   March 31, 2002                             $ (1,528,000)
                                                    June 30, 2002                                   121,000
                                                    September 30, 2002                              817,000
                                                    December 31, 2002                             1,286,000
        ---------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------
                                                                      Page F-29

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         In addition, the new Credit Agreement contains covenants for MAS, as follows:


 COVENANT                                                         COVENANT REQUIREMENT
 ----------------------------------------------------------------------------------------------------------
                                                        As of the following date not less than:
 Current Assets to Current Liabilities         June 30, 2002                                        1.8:1
                                               September 30, 2002                                   1.8:1
                                               December 31, 2002                                    2.0:1
 ----------------------------------------------------------------------------------------------------------

 Minimum Cumulative EBITDA                     June 30, 2002                                     $577,000
                                               September 30, 2002                               1,547,000
                                               December 31, 2002                                3,329,000
 ----------------------------------------------------------------------------------------------------------


         If these MAS covenants are not met the Company will be in default under the Credit Agreement.

         The Credit Agreement also contains restrictions on the declaration and payment of dividends.

         Based on 2002 projections, the Company currently expects to meet and be in compliance throughout 2002 with the covenants in its new Credit Agreement. However, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, these may impact the Company's ability to remain in compliance with the covenants. In the absence of waiver or amendment to such financial covenants, such noncompliance would constitute an event of default under the new Credit Agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts the Company owes them. In the event that such noncompliance appears likely, or occurs, the Company will seek to renegotiate the covenants and/or obtain waivers, as required. There can be no assurance, however, that the Company would be successful in negotiating such amendments or obtaining such waivers.

         Amounts outstanding under the Credit Agreement are secured by a security interest in substantially all of the Company's assets, excluding the assets of the newly merged Digital Angel and MAS. The shares of the Company's subsidiaries, including the MAS common stock held in the Digital Angel Share Trust, also secure the amounts outstanding under the Credit Agreement.

         See Note 2 for a discussion of the Company's violation of certain covenants and payment obligations under the Credit Agreement and its liquidity.

         NOTES PAYABLE AND LONG-TERM DEBT CONSISTS OF THE FOLLOWING:
                                                                                      2001              2000
                                                                         -------------------------------------
         Revolving credit line - IBM Credit, collateralized by all
         domestic assets of the Company and a pledge of the stock of the Company's subsidiaries, bearing interest at the 30 day
         London Interbank Offered Rate plus 3.25% in 2001, originally due in May 2002 and subsequently refinanced (5.38% at
         December 31, 2001)                                                       $ 61,060          $ 46,435


------------------------------------------------------------------------------
                                                                     Page F-30


APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

                                                                                      2001              2000
                                                                         -------------------------------------
         Term Loan - IBM Credit, collateralized by all domestic assets of the Company and a pledge of the stock of the Company's
         subsidiaries, bearing interest at the 30 day London Interbank
         Offered Rate plus 4.0% in 2001, payable in quarterly
         principal installments of $1,041 plus interest, originally due in May 2002 and subsequently refinanced (6.13% at
         December 31, 2001)                                                         21,495            22,958

         Mortgage notes payable, collateralized by land and building, payable in monthly installments of principal and interest
         totaling $35, bearing interest at rates ranging from 7.16%
         to 8.18% in 2000, due through November 2010                                 3,345             3,486

         Term loans, payable in monthly or quarterly installments,
         bearing interest at rates ranging from 4% to 10%, due through
         April 2009                                                                     77               297

         Note payable - bank, collateralized by business assets of a subsidiary. Interest is payable monthly at rates varying from
         the London Interbank Offered Rate plus 1.5% to 3.5% in 2000                    --               645

         Notes payable - other, unsecured, due on demand                                11                12

         Capital lease obligations                                                     434               541
         -----------------------------------------------------------------------------------------------------
                                                                                    86,422            74,374
         Less: Current maturities                                                   83,836            70,458
         -----------------------------------------------------------------------------------------------------

                                                                                  $  2,586          $  3,916
         =====================================================================================================

         The scheduled payments due based on maturities of long-term debt and amounts subject to acceleration at December 31, 2001 are as follows:


YEAR                                                       AMOUNT
-------------------------------------------------------------------
2002                                                     $ 83,836
2003                                                           90
2004                                                           86
2005                                                           90
2006                                                           94
Thereafter                                                  2,226
-------------------------------------------------------------------

                                                         $ 86,422
===================================================================

         Amounts subject to acceleration at December 31, 2001 represent obligations under the IBM Credit Agreement.

         Interest expense on the long and short-term notes payable amounted to $8,555, $5,901 and $3,478 for the years ended December 31, 2001, 2000 and 1999, respectively.

         The weighted average interest rate was 7.3% and 8.5% for the years ended December 31, 2001 and 2000, respectively.

------------------------------------------------------------------------------
                                                                     Page F-31

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         Certain of the Company's subsidiaries included in discontinued operations also have notes payable and long-term debt as follows:

                                                                                2001             2000
                                                                    -----------------------------------
         Revolving credit line - IBM Credit, collateralized by all
         domestic assets of the Company and a pledge of the stock
         of the Company's subsidiaries, bearing interest at the
         base rate as announced by the Toronto-Dominion Bank of
         Canada plus 1.17% in 2000, due in May 2002. Amounts paid
         in full upon sale of the discontinued Canadian subsidiary
         in January 2002                                                     $ 3,373          $ 3,587

         Term Loan - IBM Credit, collateralized by all Canadian
         assets of the Company and a pledge of two-thirds of the
         stock of the Company's Ground Effects, Ltd. subsidiary,
         bearing interest at the base rate as announced by the
         Toronto-Dominion Bank of Canada plus 1.17% in 2000,
         payable in quarterly principal installments of $113 plus
         interest, due in May 2002. Amounts paid in full upon sale
         of the discontinued Canadian subsidiary in January 2002               1,570            2,003

         Term loans, other                                                        59               79

         Notes payable - other                                                    --                4

         Capital lease obligations                                                38               74
         ----------------------------------------------------------------------------------------------
                                                                               5,040            5,747
         Less:  Current maturities                                             5,040              519
         ----------------------------------------------------------------------------------------------

                                                                             $    --          $ 5,228
         ==============================================================================================

         The obligations to IBM Credit noted above, were assumed by the buyers of the Company's noncore business, Ground Effects, Ltd, which was sold on January 31, 2002.


11.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         CASH AND CASH EQUIVALENTS

         The carrying amount approximates fair value because of the short maturity of those instruments.

         NOTES RECEIVABLE

         The carrying value of the notes, net of the allowance for doubtful accounts, approximate fair value because either the interest rates of the notes approximate the current rate that the Company could receive on a similar note, or because of the short-term nature of the notes.

         NOTES PAYABLE

         The carrying amount approximates fair value because of the short-term nature of the notes and the current rates approximate market rates.

------------------------------------------------------------------------------
                                                                     Page F-32

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         LONG-TERM DEBT

         The carrying amount approximates fair value because either the stated interest rates fluctuate with current market rates or the interest rates approximate the current rates at which the Company could borrow funds on a similar note.

         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         The carrying amount approximates fair value.

12.      REDEEMABLE PREFERRED SHARES - SERIES C

         On October 26, 2000, the Company issued 26 thousand shares of Series C convertible preferred stock to a select group of institutional investors in a private placement. The stated value of the preferred stock was $1,000 per share, or an aggregate of $26.0 million, and the purchase price of the preferred stock and the related warrants and options was an aggregate of $20.0 million. The preferred stock was convertible into shares of the Company's common stock initially at a rate of $7.56 in stated value per share, which was reduced to $5.672 in stated value per share 91 days after issuance of the preferred stock. At the earlier of 90 days after the issuance of the preferred stock or upon the effective date of the Company's registration statement relating to the common stock issuable on the conversion of the initial series of preferred stock, the holders also had the option to convert the stated value of the preferred stock to common stock at an alternative conversion rate which was the average closing price for the 10 trading days preceding the date of notice of conversion, multiplied by:

               140%, where the date of the notice of conversion was prior to March 25, 2001;

               125%, where the date of the notice of conversion was on or after March 25, 2001 but prior to April 25, 2001;

               115%, where the date of the notice of conversion was on or after April 25, 2001 but prior to June 24, 2001; or

               110%, where the date of the notice of conversion was on or after June 24, 2001.

         The conversion price and the alternative conversion price were subject to adjustment based on certain events, including the Company's issuance of shares of common stock, or options or other rights to acquire common stock, at an issuance price lower than the conversion price of the preferred stock, or issuance of convertible securities that had a more favorable price adjustment provision than the preferred stock. The proceeds upon issuance were allocated to the preferred stock, the warrants and the option based upon their relative fair values. The value assigned to the warrants and option increased the discount on preferred stock, as follows:

------------------------------------------------------------------------------
                                                                     Page F-33

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

               Face value of preferred stock                                $26,000
               Discount on preferred stock                                   (6,000)
               Relative fair value of warrants                                 (627)
               Relative fair value of option                                 (5,180)
                                                              -----------------------
               Relative fair value of preferred shares                      $14,193
                                                              =======================

         For the year ended December 31, 2001, the beneficial conversion feature (BCF) associated with the Company's preferred stock charged to earnings per share was $9.4 million. The Company has cumulatively recorded a charge to earnings per share of $13.2 million, since the issuance of the preferred stock. As of June 30, 2001, the BCF was fully accreted. As of December 31, 2001, all of the preferred shares have been converted into shares of the Company's common stock.

         The BCF was recorded as a reduction in the value assigned to the preferred stock and an increase in additional paid-in capital. The Company recorded the accretion of the BCF over the period from the date of issuance to the earliest beneficial conversion date available through equity, reducing the income available to common stockholders and earnings per share.

         The holders of the preferred stock have also received 0.8 million warrants to purchase up to 0.8 million shares of the Company's common stock over the next five years. The exercise price is $4.73 per share, subject to adjustment for various events, including the issuance of shares of common stock, or options or other rights to acquire common stock, at an issuance price lower than the exercise price under the warrants. The exercise price may be paid in cash, in shares of common stock or by surrendering warrants. See Note 13 for the valuation and related assumptions.

         OPTION TO ACQUIRE ADDITIONAL PREFERRED STOCK

         The investors had the option purchase up to an additional $26.0 million in stated value of Series C convertible preferred stock and warrants with an initial conversion price of $5.00 per share, for an aggregate purchase price of $20.0 million, at any time up to ten months following the effective date of the Company's registration statement relating to the common stock issuable on conversion of the initial series of the preferred stock. The additional preferred stock would have had the same preferences, qualifications and rights as the initial preferred stock. The fair value of the option was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of .40% and a risk free interest rate of 5.5%. The investors elected not to exercise the option and it expired on February 24, 2002.

-----------------------------------------------------------------------------
                                                                    Page F-34

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


13.      PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY

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

------------------------------------------------------------------------------
                                                                     Page F-35

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         WARRANTS

         The Company has issued warrants convertible into shares of common stock for consideration, as follows (in thousands, except exercise price):

CLASS OF                                                           EXERCISE                           EXERCISABLE
WARRANTS          AUTHORIZED    ISSUED   EXERCISED    EXPIRED         PRICE       DATE OF ISSUE            PERIOD
-------------------------------------------------------------------------------------------------------------------
Class K                  250       250         ---        250          5.31      September 1996           5 years
Class L                  125       125         123          2          3.00        October 1996           5 years
Class N                  800       800         800                     3.00         August 1997           5 years
Class P                  520       520         480                     3.00      September 1997           5 years
Class R                  125       125         125                     3.00        October 1997           5 years
Class S                  600       600         223                     2.00          April 1998           5 years
Class U                  250       250          --                     8.38       November 1998           5 years
Class V                  828       828         429        209    .67 - 3.32      September 2000           5 years
Class W                  800       800          --         --          4.73        October 2000   Up to 3.6 years
Class X                2,895     2,895          --         --          1.25      April 10, 2001           5 years
            ---------------------------------------------------
                       7,193     7,193       2,180        461
            ===================================================

         Warrants in classes K through U were issued at the then-current market value of the common stock in consideration for investment banking services provided to the Company.

         Class V warrants were issued in connection with the merger of the Company's wholly owned subsidiary, Digital Angel.net, Inc. into Destron Fearing. These warrants were valued at $1.7 million and included as part of the initial purchase price.

         Class W warrants were issued in connection with the preferred stock Series C issuance. These warrants were valued at $0.6 million, and were recorded as a discount on the preferred stock at issuance.

         Class X were issued to IBM Credit Corporation in connection with an "Acknowledgement, Waiver and Amendment No. 1 to the Second Amended and Restated Term and Revolving Credit Agreement" with IBM Credit. The warrants were valued at $1.9 million. The fair value of the warrants were reflected as deferred financing fees and are being amortized over the life of the debt as interest expense. Under the terms of the Company's new Credit Agreement with IBM Credit, which became effective on March 27, 2002, these warrants were re-priced from an exercise price of $1.25 per share to an exercise price of $0.15 per share. Accordingly, they will be revalued in the first quarter of 2002.

------------------------------------------------------------------------------
                                                                     Page F-36

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         The valuation of warrants utilized the following assumptions in the Black-Scholes model:


        WARRANT SERIES       DIVIDEND YIELD      VOLATILITY      EXPECTED LIVES (YRS.)      RISK FREE RATES
      -------------------------------------------------------------------------------------------------------
        K & L                      0%              44.03%                 1.69                    8.5%

        N, P & R                   0%              44.03%                 1.69                    8.5%

        S & U                      0%              43.69%                 1.69                    8.5%

        V                          0%              43.41%                 0.10                    6.4%

        W                          0%              43.41%                 1.69                    6.4%

        X                          0%              53.32%                 5.0                     4.6%


         STOCK OPTION PLANS

         During 1996, the Company adopted a nonqualified stock option plan (the Option Plan). During 2000, the Company adopted a nonqualified Flexible Stock Plan (the Flexible Plan). With the 2000 acquisition of Destron Fearing, the Company acquired two additional stock option plans, an Employee Stock Option Plan and Nonemployee Director Stock Option Plan. The names of the plans were changed to Digital Angel.net Inc. Stock Option Plan (the Employee Plan) and the Digital Angel.net Inc. Nonemployee Director Stock Option Plan (the Director Plan).

         Under the Option Plan, options for ten million common shares were authorized for issuance to certain officers and employees of the Company at December 31, 2001, 2000, and 1999 respectively, of which
         9.7 million have been issued through December 31, 2001. The options may not be exercised until one to three years after the options have been granted, and are exercisable for a period of five years.

         Under the Flexible Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights (SARs) or Performance Shares may be granted to certain officers and employees of the Company is 28.4 million at December 31, 2001, of which 26.0 million options have been issued through December 31, 2001. Some of the options may not be exercised until one to three years after the options have been granted, and are exercisable over a period of five years.

         Under the Employee Plan, the Plan authorizes the grant of options to the employees to purchase 1.6 million shares of common stock at December 31, 2001, of which 1.6 million options have been issued through December 31, 2001. The Plan provides for the grant of incentive stock options, as defined in the Internal Revenue Code, and nonincentive options. The Plan has been discontinued with respect to any future grant of options.

------------------------------------------------------------------------------
                                                                     Page F-37

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

         Under the Director Plan, the Plan authorizes the grant of options to the nonemployee directors to purchase .5 million shares of common stock at December 31, 2001, of which .3 million options have been issued through December 31, 2001. The Plan has been discontinued with respect to any future grant of options.

         A summary of stock option activity for 2001, 2000 and 1999 is as follows:

                                                       2001                      2000                     1999
                                            --------------------------- ------------------------ ------------------------
                                                           Weighted-                  Weighted-               Weighted-
                                                             Average                    Average                 Average
                                                            Exercise                   Exercise                Exercise
                                                Shares         Price        Shares        Price     Shares        Price
                                            -----------------------------------------------------------------------------
         Outstanding on January 1               22,457       $ 2.87         12,172       $ 3.01      9,105       $ 3.55
         Granted                                12,287          .33         13,725         2.76      4,968         2.07
         Exercised                              (2,369)         .15         (3,257)        2.89     (1,000)        2.53
         Forfeited                              (2,145)         .88           (183)        3.28       (901)        3.26
         ----------------------------------------------------------------------------------------------------------------
         Outstanding on December 31             30,230          .76 (1)     22,457         2.87     12,172         3.01
         ----------------------------------------------------------------------------------------------------------------

         Exercisable on December 31             19,999          .99 (1)     11,821         2.87      6,663         3.56
         ----------------------------------------------------------------------------------------------------------------

         Shares available on December 31
            for options that may be granted      2,043                      12,878                   1,178
         ----------------------------------------------------------------------------------------------------------------

(1) Options to acquire 19.3 million shares of the Company's common stock were re-priced during 2001. See Note 15.

         The following table summarizes information about stock options at December 31, 2001:

                                           OUTSTANDING STOCK OPTIONS                  EXERCISABLE STOCK OPTIONS
                                ------------------------------------------------  --------------------------------
                                                     WEIGHTED-
                                                       AVERAGE       WEIGHTED-                         WEIGHTED-
                                                     REMAINING         AVERAGE                           AVERAGE
               RANGE OF                            CONTRACTUAL        EXERCISE                          EXERCISE
           EXERCISE PRICES            SHARES              LIFE           PRICE          SHARES             PRICE
         ---------------------------------------------------------------------------------------------------------
            $0.01 to $1.00            22,960              4.50         $   .20          13,381           $   .21
            $1.01 to $2.00             1,778              5.00            1.48           1,438              1.54
            $2.01 to $3.00             4,042              3.90            2.51           3,951              2.51
            $3.01 to $4.00               867              3.60            3.53             676              3.59
            $4.01 to $5.00               310              3.10            4.42             300              4.45
            $5.01 to $8.00               273              3.40            5.59             253              5.52
                                --------------                   ---------------  --------------------------------
            $0.01 to $8.00            30,230                           $   .76          19,999            $  .99
                                ==============                   ===============  ================================

------------------------------------------------------------------------------
                                                                     Page F-38

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         The Company applies APB Opinion No. 25 and related Interpretations in accounting for all the plans. Accordingly, no compensation cost has been recognized under these plans, except as disclosed in Note
         15. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under these plans, consistent with the alternative method set forth under FAS 123, Accounting for Stock-Based Compensation, the Company's net income applicable to common stockholders and earnings per common and common equivalent share would have been reduced. The pro forma amounts are indicated below:

                                                                     2001             2000            1999
                                                             --------------- ---------------- ---------------
    NET (LOSS) INCOME FROM CONTINUING OPERATIONS
       AVAILABLE TO COMMON STOCKHOLDERS
          As reported                                          $ (208,625)       $ (33,222)      $   2,580
          Pro forma                                            $ (211,333)       $ (35,901)      $    (314)

    EARNINGS PER COMMON SHARE - BASIC
          As reported                                          $    (1.23)       $    (.52)      $     .06
          Pro forma                                            $    (1.24)       $    (.56)      $    (.01)

    EARNINGS PER COMMON SHARE - DILUTED
          As reported                                          $    (1.23)       $    (.52)      $     .05
          Pro forma                                            $    (1.24)       $    (.56)      $    (.01)

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999: dividend yield of 0% for the three years; expected volatility of 68.75%, 53.32%, and 43.41%; risk-free interest rate of 4.49%, 4.98% and 6.36%; and expected lives of five years for the three years ended. The weighted-average fair value of options granted was $0.36, $0.67, and $1.17 for the years ended December 31, 2001, 2000, and 1999, respectively. The number of options granted for the year ended December 31, 2000 includes 1,903 stock options acquired in conjunction with the Destron Fearing acquisition.

         QUALIFIED EMPLOYEE STOCK PURCHASE PLAN

         During 1999, the Company adopted a non-compensatory, qualified Employee Stock Purchase Plan (the Stock Purchase Plan). Under the Stock Purchase Plan, options are granted at an exercise price of the lesser of 85% of the fair market value on the date of grant or 85% of the fair market value on the exercise date. Under the Stock Purchase Plan, options for 3.0 million common shares were authorized for issuance to substantially all full-time employees of the Company, of which 1.0 million shares have been issued and exercised through December 31, 2001. Each participant's options to purchase shares will be automatically exercised for the participant on the exercise dates determined by the board of directors.


------------------------------------------------------------------------------
                                                                     Page F-39

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


14.      ASSET IMPAIRMENT, RESTRUCTURING AND UNUSUAL CHARGES

         Asset impairment, restructuring and unusual charges during the years ended December 31, 2001, 2000 and 1999 were:

                                                                          2001             2000            1999
                                                                -------------------------------------------------
Goodwill impairment                                                   $ 63,606          $   818         $    --
Property and equipment impairment                                        2,372               --              --
Software, other and unusual charge                                       5,741               --             314
Investment in ATEC and Burling stock impairment                             --            5,565              --
Restructuring charge                                                        --               --           2,236
-----------------------------------------------------------------------------------------------------------------
                                                                      $ 71,719          $ 6,383         $ 2,550
=================================================================================================================


         ASSET IMPAIRMENT

         As a result of the current economic slowdown during 2001, the Company experienced deteriorating sales for certain of its businesses. In addition, management concluded that a full transition to an advanced technology development company required the sale or closure of all units that did not fit into its new business model or were not cash-flow positive. This resulted in the shut down of several of the Company's businesses during the third and fourth quarters of 2001. Also, letters of intent that the Company had received during the last half of 2001 and the first quarter of 2002 related to the sales of certain of its businesses indicated a decline in their fair values. The sales of these businesses do not comprise the sale of an entire business segment. Based upon these developments, the Company reassessed its future expected operating cash flows and business valuations. This reassessment resulted in goodwill and property and equipment impairments listed above during 2001.

         As a result of the restructuring and revision to our business model, the plan to implement an enterprise wide software system purchased in 2000 was discontinued, and accordingly, the cost of the software was expensed during 2001.

         In addition to the impairments above, during 2001, the Company has recorded $3.6 million in litigation reserves and has recorded inventory impairment reserves and bad debt reserves of $4.0 million and $25.7 million, respectively. The inventory impairment reserves are primarily the result of the Company being forced to liquidate certain businesses and their inventories at amounts below their carrying value. This was due to the Company's lack of liquidity. These charges are included in the financial statements in cost of products sold. The bad debt reserves are included in selling, general and administrative expense and are primarily due to the following:

         (a) A debtor declared bankruptcy, which resulted in as reserve of $2.5 million;

------------------------------------------------------------------------------
                                                                     Page F-40

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         (b) $6.2 million of a note receivable, plus accrued interest, associated with a business sold in December 2000 was deemed un-collectible as the debtor has experienced significant business interruptions to a business located in New York directly related to September 11, 2001;

         (c) Three debtors are delinquent under required payment obligations resulting in a reserve of $3.4 million; and

         (d) A $9.0 million note received for issuance of shares of the Company's common stock was deemed uncollectible based upon the financial condition of the debtor.


         During the fourth quarter of 2000, the Company reviewed its goodwill and certain other investments for impairment and concluded that certain assets were impaired. At December 31, 2000, the Company recorded a charge of $6.4 million for permanent impairment. The Company acquired a 16% interest in ATEC as of October 27, 2000. The Company issued 2,077,150 shares of its stock in exchange for its investment in ATEC. As of October 27, 2000 the Company's investment in ATEC was valued at $7.2 million. Due to a continued decline in the value of ATEC's common stock from October 27, 2000 to December 31, 2001, the Company determined its investment in ATEC had experienced a decline in value that was other than temporary. As such, the Company reduced the value of its investment in ATEC by $3.6 million. On March 1, 2001, the Company rescinded the stock purchase transaction in accordance with the rescission provision in the ATEC common stock purchase agreement in consideration of a $1.0 million termination fee which was payable through the issuance of the Company's common stock.

         RESTRUCTURING AND UNUSUAL CHARGE

         As part of the reorganization of the Company's core business in prior years, the Company implemented a restructuring plan in the first quarter of 1999. The restructuring plan included the exiting of selected lines of business within its Services and Applications segments, and the associated write-off of assets. In the first quarter of 1999, the Company incurred a restructuring charge of $2.2 million that included asset impairments, primarily software and other intangible assets, of $1.5 million, lease terminations of $0.5 million, and employee separations of $0.2 million. In addition, during the first quarter of 1999, as part of its core business reorganization, the Company realigned certain operations within its Services segment and recognized impairment charges and other related costs of $0.3 million.

         The following table sets forth the rollforward of the liabilities for business restructuring from December 31, 1999 through December 31, 2000:

------------------------------------------------------------------------------
                                                                     Page F-41

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

                                       BALANCE                                              BALANCE
                                  DECEMBER 31,                                         DECEMBER 31,
  TYPE OF COST                            1999       ADDITIONS        DEDUCTIONS               2000
  ---------------------------------------------------------------------------------------------------
  Asset impairment                       $  --             $--             $  --                $--
  Lease terminations                       199              --               199                $--
  Employee separations                      50              --                50                $--
  ---------------------------------------------------------------------------------------------------

  Total                                  $ 249             $--             $ 249                $--
  ====================================================================================================

         In the first quarter of 1999, a pre-tax charge of $2,550 was recorded to cover restructuring costs of $2,236 and unusual charges of $314.

         As of December 31, 2001, the net book value of goodwill was $90.8 million. Based upon the fair value of the Advanced Wireless segment at the date of merger, our current projections of future operating cash flows and the current estimated fair market values of businesses associated with the goodwill, we believe that this goodwill is not impaired.

         In addition, included in discontinued operations is an IntelleSale pre-tax charge of $17.0 million recorded in the second quarter of 2000. Included in this charge was an inventory reserve of $8.5 million for products IntelleSale expected to sell below cost (included in cost of goods and services sold), $5.5 million related to specific accounts and other receivables, and $3.0 million related to fees and expenses incurred in connection with IntelleSale's cancelled IPO and certain other intangible assets.


15.      NON-CASH COMPENSATION EXPENSE

         Non-cash compensation expense was $5.3 million for 2001. The expense resulted primarily from re-pricing 19.3 million stock options during 2001. The options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and fluctuations in our common stock price will result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expire.


16.      LOSS/GAIN ON SALES OF SUBSIDIARIES AND BUSINESSES ASSETS

         The loss on the sales of subsidiaries and business assets reported in continuing operations of $6.1 million for 2001 was due to sales of the business assets of the Company's wholly-owned subsidiaries as follows: ADS Retail Inc., Signal Processors, Limited, ACT Wireless Corp. and our ATI Communications companies. In addition, the Company sold its 85% ownership interest in Atlantic Systems, Inc. (ASI). Proceeds from the sales were $3.5 million and were used primarily to repay debt.

         In November 1999, TigerTel received an all cash bid for all of its outstanding common shares from AT&T Canada, Inc. The Company entered into a lock-up agreement with

------------------------------------------------------------------------------
                                                                     Page F-42

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         AT&T to tender the approximately 65% of the outstanding shares it owned, tendered its shares and, on December 30, 1999, AT&T purchased all of the shares tendered. The Company recorded a pre-tax gain in the fourth quarter of 1999 of approximately $20.1 million and received gross proceeds of approximately $31.3 million in January 2000.

         See Note 18 for a discussion of dispositions related to Discontinued Operations companies.

17.      INCOME TAXES

         The provision (benefit) for income taxes, excluding the $89 of tax benefit related to the extraordinary loss in 1999, consists of:

                                                                 2001             2000             1999
                                                     -----------------------------------------------------
Current:
    United States at statutory rates                         $     --         $ (1,675)         $ 2,832
    International                                                  --               --               16
    Current taxes covered by net operating loss                  (565)              --               --
----------------------------------------------------------------------------------------------------------
    Current income tax provision (credit)                        (565)          (1,675)           2,848
----------------------------------------------------------------------------------------------------------
Deferred:
    United States                                              21,484           (3,005)          (1,668)
    International                                                 (49)            (360)              --
----------------------------------------------------------------------------------------------------------
    Deferred income taxes provision (credit)                   21,435           (3,365)          (1,668)
----------------------------------------------------------------------------------------------------------

                                                             $ 20,870         $ (5,040)         $ 1,180
==========================================================================================================

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                                            2001              2000
                                                               --------------------------------------
Deferred Tax Assets:
Liabilities and reserves                                               $   6,629         $   4,962
Net operating loss carryforwards                                          67,842            39,772
-----------------------------------------------------------------------------------------------------
Gross deferred tax assets                                                 74,471            44,734
Valuation allowance                                                      (66,932)          (15,850)
-----------------------------------------------------------------------------------------------------
                                                                           7,539            28,884
-----------------------------------------------------------------------------------------------------
Deferred Tax Liabilities:
Accounts receivable                                                          359               599
Notes receivable                                                              --               370
Installment sales                                                          4,866             4,882
Property and equipment                                                       730               352
Intangible assets                                                            417               895
-----------------------------------------------------------------------------------------------------
                                                                           6,372             7,098
-----------------------------------------------------------------------------------------------------

Net Deferred Tax Asset                                                 $   1,167         $  21,786
=====================================================================================================

------------------------------------------------------------------------------
                                                                     Page F-43

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         The current and long-term components of the deferred tax asset are as follows:

                                                                             2001              2000
                                                               --------------------------------------
Current deferred tax asset                                                $   171          $ 10,001
Long-term deferred tax asset                                                  996            11,785
-----------------------------------------------------------------------------------------------------

                                                                          $ 1,167          $ 21,786
=====================================================================================================

         The valuation allowance for deferred tax asset increased by $51,082 and $15,850 in 2001 and 2000, respectively, due mainly to the generation of net operating losses. The valuation allowance was provided for net deferred tax assets that exceeded the Company's available carryback, the level of existing deferred tax liabilities and projected pre-tax income. The deferred tax asset of $1,167 at December 31, 2001 relates entirely to the Company's 53% interest in SysComm International Corporation subsidiary, which files a separate federal income tax return.

         Approximate domestic and international (loss) income from continuing operations before provision for income taxes consists of:

                                                        2001                2000               1999
                                          ------------------------------------------------------------
Domestic                                          $ (168,017)          $ (32,661)           $ 4,065
International                                         (9,589)             (1,324)              (351)
------------------------------------------------------------------------------------------------------

                                                  $ (177,606)          $ (33,985)           $ 3,714
======================================================================================================

         At December 31, 2001, the Company had aggregate net operating loss carryforwards of approximately $173 million for income tax purposes that expire in various amounts through 2021. Approximately $9 million of the net operating loss carryforwards were acquired in connection with various acquisitions and are limited as to use in any particular year based on Internal Revenue Code sections related to separate return year and change of ownership restrictions. As a result of the merger of Digital Angel and MAS on March 27, 2002 (see Notes 1, 2, 3 and 10), approximately five percent of the net operating loss carryforwards will be transferred to the merged entity, and will be unavailable to offset future taxable income of the Company.

         The reconciliation of the effective tax rate with the statutory federal income tax benefit rate is as follows:


                                                                   2001           2000           1999
                                                         -----------------------------------------------
                                                                      %              %              %
                                                         -----------------------------------------------
Statutory benefit rate                                               34             34             34
Nondeductible goodwill amortization                                 (17)            (8)            28
State income taxes, net of federal benefits                          --              7             13
International tax rates different from
   the statutory US federal rate                                     (2)            --             --
Change in deferred tax asset valuation
   Allowance                                                        (30)           (16)           (43)
Other                                                                 3             (2)            --
-------------------------------------------------------------------------------------------------------

                                                                    (12)            15             32
=======================================================================================================

------------------------------------------------------------------------------
                                                                     Page F-44

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


18.      DISCONTINUED OPERATIONS

         On March 1, 2001, the Company's board of directors approved a plan to offer for sale its IntelleSale business segment and several other noncore businesses. Accordingly, these operating results have been reclassified and reported as discontinued operations for all periods presented. The plan of disposal anticipated that these entities would be sold or closed within 12 months from March 1, 2001, the defined "measurement date".

         Effective May 10, 2001, the Company sold its 80% ownership interest in Innovative Vacuum Solutions, Inc. (IVS) for $1.4 million, or $0.2 million less than the estimated proceeds at December 31, 2000. On October 1, 2001, the Company sold 100% of the stock of its wholly-owned subsidiary, Hopper Manufacturing Co., Inc. (Hopper) and on November 29, 2001, the Company sold substantially all of the business assets of GDB Software Services, Inc. (GDB). The sales proceeds for Hopper and GDB approximated the estimated proceeds of $0.6 million. In addition, in November 2001, the Company ceased operations for all of its Intellesale companies. On January 31, 2002, the Company sold its 85% ownership interest in its Canadian subsidiary, Ground Effects, Ltd. The sales proceeds were $1.6 million plus the assumption of the Canadian portion of the IBM debt, which resulted in an additional loss above the estimated loss on the measurement date of $1.2 million.

         As of March 1, 2002, the Company had sold or closed substantially all of the businesses comprising Discontinued Operations. There are two insignificant companies remaining, which had combined revenues and net losses for the year ended December 31, 2001 of $3.1 million and $0.1 million, respectively. The Company anticipates selling these two remaining companies within the next several months. Proceeds from the sales of Discontinued Operations companies were used to repay amounts outstanding under the IBM Agreement. Any additional proceeds on the sales of the remaining two businesses will also be used to repay the IBM debt.


------------------------------------------------------------------------------
                                                                     Page F-45

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         The following discloses the results of the discontinued operations for the period January 1, 2001 to March 1, 2001 and the years ended December 31, 2000 and 1999:

                                                              January 1, 2001       Year Ended December 31,
                                                                    to         ---------------------------------
                                                               March 1, 2001              2000            1999
                                                             ---------------------------------------------------
Product revenue                                                      $ 13,039        $ 137,901       $ 201,588
Service revenue                                                           846            6,826           6,089
----------------------------------------------------------------------------------------------------------------
Total revenue                                                          13,885          144,727         207,677
----------------------------------------------------------------------------------------------------------------
Cost of products sold                                                  10,499
Cost of services sold                                                     259
----------------------------------------------------------------------------------------------------------------
  Total cost of products and services sold                             10,758          143,139         167,491
Gross profit                                                            3,127            1,588          40,186
Selling, general and administrative expenses                            2,534           40,697          31,456
Gain on sale of subsidiaries                                               --           (4,617)             --
Depreciation and amortization                                             264            4,217           3,127
Interest, net                                                              29              187             170
Impairment of assets                                                       --           50,219              --
(Benefit) provision for income taxes                                       34          (13,614)          1,980
Minority interest                                                          53              201             441
----------------------------------------------------------------------------------------------------------------
  Income (loss) income from discontinued operations                  $    213        $ (75,702)      $   3,012
================================================================================================================

         The above results do not include any allocated or common overhead expenses. Included in Interest, net, above are interest charges based on the debt of one of these businesses. A purchaser assumed this debt when the business was sold on January 31, 2002.


------------------------------------------------------------------------------
                                                                     Page F-46

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         Assets and liabilities of discontinued operations are as follows at December 31:

                                                                                    2001             2000
         Current Assets
            Cash and cash equivalents                                           $     --         $     --
            Accounts receivable and unbilled receivables                           5,745           10,290
            Inventories                                                            4,430           17,950
            Notes receivable                                                          --               --
            Prepaid expenses and other current assets                                291              336
         --------------------------------------------------------------------------------------------------
         Total Current Assets                                                     10,466           28,576

         Property and equipment, net                                               3,553            6,536
         Notes receivable                                                            242               --
         Goodwill                                                                     --               --
         Other assets                                                                 --            1,212
         --------------------------------------------------------------------------------------------------
                                                                                  14,261         $ 36,324
         ==================================================================================================

         Current Liabilities
            Notes payable and current maturities of long-term debt                 5,040         $  4,110
            Accounts payable                                                       8,670           10,691
            Accrued expenses                                                       9,610           10,908
         --------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                23,320           25,709

         Long-term debt                                                               --            1,637
         Minority interest                                                           401              902
         --------------------------------------------------------------------------------------------------
                                                                                  23,721           28,248
         ==================================================================================================

         Net (Liabilities) Assets Of Discontinued Operations                    $ (9,460)        $  8,076
         ==================================================================================================

         At December 31, 2000, the Company recorded a provision for operating losses and carrying costs during the phase-out period including operating and other disposal costs to be incurred in selling the businesses.

         The following table sets forth the roll forward of the liabilities for operating losses and carrying costs from December 31, 2000 through December 31, 2001. The additions represent changes in the estimated loss on sale or closure and actual losses in excess of estimated operating losses during the phase out period. During the period March 1, 2001, the measurement date to December 31, 2001, the Company incurred actual losses and disposal costs in excess of estimated operating losses and disposal costs accrued on the measurement date of $13.0 million. The primary reason for the excess losses were due to inventory write-downs of $4.5 million in 2001, and a decrease in estimated sales proceeds as certain of the businesses were closed during 2001. The closures were the result of a combination of the deteriorating market conditions for the technology sector as well as the Company's strategic decision to reallocate funding to its remaining core businesses.

------------------------------------------------------------------------------
                                                                     Page F-47

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         The Company also increased its estimated loss on the sale of Innovative Vacuum Solutions, Inc., which was sold during the second quarter of 2001 by $0.2 million and its estimated loss of the sale of Ground Effect, Ltd., which was sold in January 2002 by $1.2 million.

         The deductions represent activity from December 31, 2000 to December 31, 2001:

                                              Balance                                                        Balance
     Type of Cost                           December 31,            Additions          Deductions          December 31,
                                                2000                                                           2001
------------------------------------------------------------------------------------------------------------------------
Operating losses and
 estimated loss on sale                       $ 1,619                 $13,010             $13,456            $ 1,173
Carrying costs (1)                              6,954                   3,685               3,421              7,218
                               -----------------------------------------------------------------------------------------
Total                                         $ 8,573                 $16,695             $16,877            $ 8,391
                               =========================================================================================

(1) Carrying costs include all actual and estimated costs to dispose of the discontinued businesses including $3.6 million for future lease commitments, $2.7 million for severance and employment contract settlements, $2.4 for legal expenses, $1.0 for sales tax liabilities and $0.9 million for selling costs, including professional fees and commissions.

         The Company does not anticipate a further loss on sale of the two remaining businesses comprising Discontinued Operations. Estimated expenses of sales of the businesses and anticipated operating losses included above represent our best estimate of these items.

         Effective December 29, 2000, the Company entered into an Agreement For Sale of Stock for the sale of all outstanding shares of common stock of its wholly-owned subsidiary, Port Parties, Ltd. In consideration, the Company received $0.4 million in cash, paid in January, 2001, and a note for $9.3 million. The total proceeds were $9.7 million, resulting in a pre-tax gain of $5.1 million, which is included in the loss from Discontinued Operations for the year ended December 31, 2000. The operating results of Port Parties, Ltd. are included in the Company's financial statements through the date of disposition.


19.      EXTRAORDINARY GAIN (LOSS)

         The Company recorded an extraordinary gain as a result of settling certain disputes between the Company and the former owners of Bostek, Inc. and an affiliate (Bostek). As part of the settlement agreement, the parties agreed to forgive a $9.5 million payable and the former owners of Bostek agreed invest up to $6 million in shares of our common stock provided the Company registered approximately 3.0 million common shares of the Company's common stock by June 15, 2001. The Company was successful in meeting the June 15, 2001 registration deadline and, accordingly, the extinguishment of the $9.5 million payable was recorded in 2001 as an extraordinary gain.

------------------------------------------------------------------------------
                                                                     Page F-48

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         In connection with the early retirement of the Company's line of credit with State Street Bank and Trust Company and its simultaneous refinancing with IBM Credit, deferred financing fees associated with the State Street Bank and Trust agreement were written off during the second quarter of 2000. The total amount of the write-off recorded as an extraordinary loss was $160, net of income taxes of $89.

20.      EARNINGS PER SHARE

         A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                                                              2001          2000          1999
                                                                     ---------------------------------------------
NUMERATOR:
   Income (loss) from continuing operations                             $ (198,086)   $  (29,174)      $  2,580
   Preferred stock dividends                                                (1,147)         (191)            --
   Accretion of beneficial conversion feature
      of redeemable preferred stock                                         (9,392)       (3,857)            --
------------------------------------------------------------------------------------------------------------------

Numerator for basic earnings per share -
   Net income (loss) from continuing operations available to common
      stockholders                                                        (208,625)      (33,222)         2,580
   Net income (loss) from discontinued operations available to
      common stockholders                                                  (16,482)      (82,968)         3,012
   Extraordinary gain (loss)                                                 9,465            --           (160)
------------------------------------------------------------------------------------------------------------------

   Net income (loss) available to common stockholders                     (215,642)     (116,190)         5,432

Effect of dilutive securities:
   Preferred stock dividends                                                    --            --             --
   Accretion of beneficial conversion feature of redeemable
      preferred stock                                                           --            --             --
------------------------------------------------------------------------------------------------------------------

Numerator for diluted earnings per share -
   Net income (loss) available to common stockholders                   $ (215,642)   $ (116,190)      $  5,432
==================================================================================================================

DENOMINATOR:
   Denominator for basic earnings per
      share - weighted-average shares outstanding                          170,009        63,825         46,814
------------------------------------------------------------------------------------------------------------------

   Effect of dilutive securities: (1)
      Redeemable preferred stock                                                --            --             --
      Warrants                                                                  --            --            280
      Employee stock options                                                    --            --          2,992
      Contingent stock - acquisitions                                           --            --             --
------------------------------------------------------------------------------------------------------------------
   Dilutive potential common shares                                             --            --          3,272
------------------------------------------------------------------------------------------------------------------

Denominator for diluted earnings per share -
   adjusted weighted-average shares and assumed conversions                170,009        63,825         50,086
==================================================================================================================

BASIC EARNINGS PER SHARE
   Continuing operations                                                $    (1.23)         (.52)      $    .06
   Discontinued operations                                                    (.10)        (1.30)           .06
   Extraordinary gain (loss)                                                   0.6            --             --
==================================================================================================================
TOTAL - BASIC                                                           $    (1.27)        (1.82)      $    .12
==================================================================================================================

DILUTED EARNINGS PER SHARE
   Continuing operations                                                $    (1.23)   $     (.52)      $    .05
   Discontinued operations                                                    (.10)        (1.30)           .06
   Extraordinary gain (loss)                                                   0.6            --             --
==================================================================================================================
TOTAL - DILUTED                                                         $    (1.27)   $    (1.82)      $    .11
==================================================================================================================

(1) The weighted average shares listed below were not included in the computation of diluted loss per share for the year ended December 31, 2001 and 2000 because to do so would have been anti-dilutive.

------------------------------------------------------------------------------
                                                                     Page F-49

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

                                                                2001                2000
                                                    --------------------------------------
 Redeemable preferred stock                                  140,768                 617
 Warrants                                                         --                 301
 Employee stock options                                        4,173               2,741
 -----------------------------------------------------------------------------------------

                                                             144,941               3,659
==========================================================================================

21.      COMMITMENTS AND CONTINGENCIES

         Rentals of space, vehicles, and office equipment under operating leases amounted to approximately $3.5 million, $2.9 million and $3.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

         The approximate minimum payments required under operating leases and employment contracts that have initial or remaining terms in excess of one year at December 31, 2001 are:

                                             MINIMUM               EMPLOYMENT
YEAR                                 RENTAL PAYMENTS                CONTRACTS
--------------------------------------------------------------------------------
2002                                        $  2,948                  $ 5,000
2003                                           2,397                    2,500
2004                                           2,290                    1,300
2005                                           1,262                      800
2006                                             933                      100
Thereafter                                       422                       --
--------------------------------------------------------------------------------

                                            $ 10,252                  $ 9,700
================================================================================

         The Company has entered into employment contracts with key officers and employees of the Company. The agreements are for periods of one to five years through February 2006. Some of the employment contracts also call for bonus arrangements based on earnings of a particular subsidiary.


------------------------------------------------------------------------------
                                                                     Page F-50

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

         The employment agreements with two of the executive officers include "change of control" provisions, under which the employees may terminate their employment within one year after a change of control, and be entitled to receive specified severance payments and/or continued compensation payments for sixty months for one executive officer and for thirty-six months for the second officer. The employment agreements also provide that these executive officers are entitled to supplemental compensation payments for sixty months upon termination of employment for one executive officer and for thirty six months upon termination for the second executive officer, even if there is no change in control, unless their employment is terminated due to a material breach of the terms of the employment agreement. Also, the agreement for one executive officer provides for certain "triggering events" which include a change in control. Upon the occurrence of a triggering event, the Company will pay, in cash and/or in stock, $12.1 million to this officer, in addition to certain other compensation. Finally, the employment agreements provide for a gross up for excise taxes which are payable by these executive officers if any payments upon a change of control are subject to such taxes as excess parachute payments.

         Effective December 31, 2001, one of the Company's directors, who had previously been an executive officer of the Company, retired and resigned from the Board of Directors. As part his termination agreement, the Company agreed to grant him 2.5 million shares of the Company's common stock which was recorded as compensation expense in the year ended December 31, 2001. Also, in accordance with the terms in his previous employment agreement, the Company agreed to pay to him $3.5 million, upon the occurrence of certain "triggering events," including a change in control.

         The terms of the Company's new credit agreement with IBM Credit limit the amount of salary the Company may pay certain executive officers in cash and prevent the Company from making certain cash incentive and perquisite payments to various executive officers, including payments in cash of the amounts described above which may arise upon a change in control.


22.      PROFIT SHARING PLAN

         The Company has a 401(k) Plan for the benefit of eligible United States employees. The Company has made no contributions to the 401(k) Plan.

         The Company's International subsidiaries operate certain defined contribution pension plans. The Company's expense relating to the plans approximated $175 and $215 for the years ended December 31, 2001 and 2000.


------------------------------------------------------------------------------
                                                                     Page F-51

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


23.      LEGAL PROCEEDINGS

         The Company is party to various legal proceedings, and accordingly, has recorded certain reserves in its financial statements at December 31, 2001. In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position or overall trends in results of the Company. The estimate of potential impact on the Company's financial position, overall results of operations or cash flows for the above legal proceedings could change in the future.


24.      SUPPLEMENTAL CASH FLOW INFORMATION

         The changes in operating assets and liabilities are as follows:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------------
                                                                2001           2000            1999
                                                       -----------------------------------------------
(Increase) decrease in accounts receivable
   and unbilled receivables                                 $ 16,020       $ (6,359)       $ (1,298)
Decrease in inventories                                        4,090            607           1,805
(Increase) decrease in prepaid expenses                        2,969            843          (1,707)
Increase in other assets                                       1,626             --              --
Increase (decrease) in accounts payable
   and accrued expenses                                        3,660           (668)         (1,846)
------------------------------------------------------------------------------------------------------

                                                            $ 28,365       $ (5,577)       $ (3,046)
======================================================================================================

         In the years ended December 31, 2001, 2000, and 1999, the Company had the following noncash investing and financing activities:

                                                                2001           2000            1999
                                                       -----------------------------------------------
Assets acquired for common stock                              10,201      $ 168,319        $ 19,027
Due from buyer of divested subsidiary                          2,625             --          31,302
Due to shareholders of acquired subsidiary                        --             --          15,000
Common stock issued for services                                 207            125              --
Assets acquired for long-term debt and capital leases             --          2,201             100
Common stock issued upon conversion of preferred stock        14,550             --              --


------------------------------------------------------------------------------
                                                                     Page F-52

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

25.      SEGMENT INFORMATION

         As a result of the merger of Digital Angel and MAS on March 27, 2002, the significant restructuring of the Company's business during the past several months and the Company's emergence as an advanced technology development company, the Company is in the process of re-evaluating and realigning its reporting segments. Accordingly, beginning with the Company's first quarter 2002 Form 10-Q, its segment reporting will change to reflect this reorganization and new business model.

         Through December 31, 2001, the Company delivered it products and services through its I(3) Services Platform, which stands for "Intelligent Integrated Information solutions". These solutions were delivered through three core business units, Applications, Services and Advanced Wireless. Additionally, the Company's previously reported IntelleSale and other noncore business segments are now reported as discontinued operations. Prior years information has been restated to present the Company's reportable segments into three operating segments, whose principal products and services are as follows:

===============================================================================

   OPERATING SEGMENT                   PRINCIPAL PRODUCTS AND SERVICES

-------------------------------------------------------------------------------
Applications                  o    Retail software applications
                              o    Point of sale
                              o    Data acquisition
                              o    Asset management
                              o    Decision support
                              o    Portable data collection
                              o    Call center solutions
                              o    Enterprise resource planning
                              o    Customer relationship management
                              o    Website design
                              o    Application and internet access
                              o    Global positioning systems
                              o    Satellite communication technology
                              o    Corporate enterprise access
                              o    Decision support
                              o    Voice/data technology

-------------------------------------------------------------------------------


------------------------------------------------------------------------------
                                                                     Page F-53

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


===============================================================================

   OPERATING SEGMENT                   PRINCIPAL PRODUCTS AND SERVICES

-------------------------------------------------------------------------------
Services - comprised of       o    Computer telephony integration
     Telephony                o    Telephone systems and services
                              o    Voice and data solutions
                              o    Voice over Internet Protocol (VOIP)
                              o    Virtual Private Networking
                              o    Project management
                              o    Cable/fiber infrastructure

     Networks                 o    e-Business infrastructure design and
                                   deployment, services and support
                              o    Personal and mid-range computer solutions
                              o    Network infrastructures, local and wide
                                   area networks and virtual private networks
                              o    Site analysis and configuration
                              o    Training and customer support services

-------------------------------------------------------------------------------
Advanced Wireless             o    Animal Tracking Business
                              o    Digital Angel technology
                              o    Digital Angel Delivery System
                              o    Radio Communications and Other

===============================================================================


------------------------------------------------------------------------------
                                                                     Page F-54

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


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

                                                                     2001 (IN THOUSANDS)
                                             -------------------------------------------------------------------
                                                                    SERVICES            ADVANCED    CORPORATE
                                             APPLICATIONS    TELEPHONY     NETWORKS     WIRELESS     OVERHEAD
                                             -------------------------------------------------------------------
Net revenue from external customers                31,293       43,343       41,732       39,409          537
Intersegment net revenue                            1,097           --           --          969           --
----------------------------------------------------------------------------------------------------------------

Total revenue                                      32,390       43,343       41,732       40,378          537
================================================================================================================

Depreciation and amortization                       1,110          373          598        4,085        2,268
Restructuring and unusual costs                     5,481        1,537          260          726        4,304
Interest income                                        21           33           68           17        7,592
Interest expense                                    1,329          259          419          528       11,675
Income (loss) from continuing operations
 before provision for income taxes, minority
 interest and extraordinary loss                  (24,755)      (7,007)      (3,274)      (6,629)     (53,303)
Segment assets                                      7,426       19,192       15,516       34,396      325,720
Expenditures for property and equipment               755          985          567       11,492          362

                                                         2001 (IN THOUSANDS)
                                                   ------------------------------
                                                    ELIMINATIONS    CONSOLIDATED
                                                   ------------------------------
Net revenue from external customers                   $      --         156,314
Intersegment net revenue                                 (2,066)             --
---------------------------------------------------------------------------------

Total revenue                                            (2,066)        156,314
=================================================================================

Depreciation and amortization                            20,465          28,899
Restructuring and unusual costs                          59,411          71,719
Interest income                                          (5,655)          2,076
Interest expense                                         (5,655)          8,555
Income (loss) from continuing operations
 before provision for income taxes, minority
 interest and extraordinary loss                        (82,638)       (177,606)
Segment assets                                         (234,761)        167,489
Expenditures for property and equipment                                  14,161

                                                                     2000 (IN THOUSANDS)
                                             -------------------------------------------------------------------
                                                                    SERVICES            ADVANCED    CORPORATE
                                             APPLICATIONS    TELEPHONY     NETWORKS     WIRELESS     OVERHEAD
                                             -------------------------------------------------------------------
Net revenue from external customers              $ 28,112     $ 40,019     $ 43,045     $ 23,399     $    191
Intersegment net revenue                            5,142           --           --           --           --
----------------------------------------------------------------------------------------------------------------

Total revenue                                    $ 33,254     $ 40,019     $ 43,045     $ 23,399     $    191
================================================================================================================
Depreciation and amortization                    $  1,075     $    551     $    171     $    652     $  1,590
Restructuring and unusual costs                       818           --           --           --        5,565
Interest income                                        28          135         (560)           9        8,300
Interest expense                                      859          391          191           99       11,178
Income (loss) from continuing operations
 before provision for income taxes, minority
 interest and extraordinary loss                   (3,179)       2,442          803       (1,567)     (17,903)
Segment assets                                     29,335       30,023       20,972       21,728     $411,553
Expenditures for property and equipment               954          135          249          766        6,287




                                                         2000 (IN THOUSANDS)
                                                   ------------------------------
                                                   ELIMINATIONS    CONSOLIDATED
                                                   ------------------------------
Net revenue from external customers                   $      --       $ 134,766
Intersegment net revenue                                 (5,142)             --
---------------------------------------------------------------------------------

Total revenue                                         $  (5,142)      $ 134,766
=================================================================================

Depreciation and amortization                         $   7,034       $  11,073
Restructuring and unusual costs                              --           6,383
Interest income                                          (6,817)          1,095
Interest expense                                         (6,817)          5,901
Income (loss) from continuing operations
 before provision for income taxes, minority
 interest and extraordinary loss                        (14,581)        (33,985)
Segment assets                                         (202,236)        311,375
Expenditures for property and equipment                      --           8,391

------------------------------------------------------------------------------
                                                                     Page F-55

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

                                                                      1999 (IN THOUSANDS)
                                             ------------------------------------------------------------------
                                                                    SERVICES            ADVANCED    CORPORATE
                                             APPLICATIONS    TELEPHONY     NETWORKS     WIRELESS     OVERHEAD
                                             ------------------------------------------------------------------
Net revenue from external customers              $ 28,006     $ 59,226     $ 27,190     $ 14,379     $    263
Intersegment net revenue                               --           --           --           --           --
---------------------------------------------------------------------------------------------------------------

Total revenue                                    $ 28,006     $ 59,226     $ 27,190     $ 14,379     $    263
===============================================================================================================

Depreciation and amortization                    $  1,781     $  1,547     $    132     $    510     $    980
Restructuring and unusual costs                       376          825           --           --        1,349
Interest income                                        11          144           31           --        2,957
Interest expense                                      463          622          126           41        4,947
Income (loss) from continuing operations
 before provision for income taxes, minority
 interest and extraordinary loss                       47          220        1,456         (990)       5,833
Segment assets                                     20,438       11,325        6,686        7,672      207,829
Expenditures for property and equipment               673        2,177          179          231          516


                                                  1999 (IN THOUSANDS)
                                             ----------------------------
                                             ELIMINATIONS    CONSOLIDATED
                                             ----------------------------
Net revenue from external customers             $      --       $ 129,064
Intersegment net revenue                               --              --
---------------------------------------------------------------------------

Total revenue                                   $      --       $ 129,064
===========================================================================

Depreciation and amortization                   $   1,610       $   6,560
Restructuring and unusual costs                        --           2,550
Interest income                                    (2,721)            422
Interest expense                                   (2,721)          3,478
Income (loss) from continuing operations
 before provision for income taxes, minority
 interest and extraordinary loss                   (2,852)          3,714
Segment assets                                   (142,629)        111,321
Expenditures for property and equipment                --           3,776

 Segment assets do not include net assets of discontinued operations of $0, $8,076, and $75,284, in 2001, 2000, and 1999, respectively.

 Sales to the United States Government were $21.3 million, or 53%, of the Telephony segment's revenues during 2001. Sales to an individual customer did not exceed 10% of segment revenues during 2000 or 1999.

 Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Information concerning principal geographic areas as of and for the years ended December 31, was as follows (in thousands):

                                                                                              UNITED
                                            UNITED STATES             CANADA                 KINGDOM           CONSOLIDATED
                                     ----------------------------------------------------------------------------------------
2001
Net revenue                                     $ 138,887           $     --                $ 17,427              $ 156,314
Long-lived tangible assets                         19,193                 --                     992                 20,185
Deferred tax asset                                  1,167                 --                      --                  1,167
-----------------------------------------------------------------------------------------------------------------------------

2000
Net revenue                                     $ 118,849           $    766                $ 15,151              $ 134,766
Long-lived tangible assets                         20,044                 --                   1,324                 21,368
Deferred tax asset (liability)                     21,426               (204)                    564                 21,786
-----------------------------------------------------------------------------------------------------------------------------

1999
Net revenue                                     $  71,423           $ 39,270                $ 18,371              $ 129,064
Long-lived assets tangible assets                   5,269                 --                   1,380                  6,649
Deferred tax asset                                  1,618                 --                      --                  1,618
-----------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------
                                                                     Page F-56

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


26.      NASDAQ LISTING REQUIREMENTS

         The Company recently received a letter from Nasdaq containing a staff determination that we had failed to comply with Nasdaq's minimum bid price requirement of $1.00 per share. The letter provides us until May 15, 2002 to regain compliance at which time the Nasdaq may begin procedures to remove the Company's common stock from the Nasdaq National Market. Should the Company receive notification from the staff of Nasdaq that its shares of common stock will be delisted, the Company has the right to appeal the staff's decision.


27.      SUBSEQUENT EVENTS

         On January 31, 2002 and again on February 27, 2002 the Company entered into amendments to its Second Amended and Restated Credit Agreement with IBM Credit Corporation as more fully discussed in
         Note 2. These amendments extend principal and interest payments to April 2, 2002, including principal payments that were initially due on July 1, 2001.

         On November 1, 2001, the Company announced that its Board of Directors approved the merger of Digital Angel with MAS. The merger became effective on March 27, 2002. In satisfaction of a condition to the consent of the merger by IBM Credit, the Company transferred to a Delaware business trust controlled by an advisory board all of the shares of MAS common stock owned by it and, as a result, the trust has legal title to approximately 82.1% of the MAS common stock. The trust has voting rights with respect to the MAS common stock until the Company's obligations to IBM Credit are repaid in full. The Company has retained beneficial ownership of the shares. The trust may be obligated to liquidate the shares of MAS common stock owned by it for the benefit of IBM Credit in the event the Company fails to make payments, or otherwise defaults, under the new credit agreement with IBM Credit which became effective on the date of the merger. See Note 2 for a further discussion of the new credit agreement.

         On January 1, 2002, the Company sold substantially all of the business assets of its wholly-owned subsidiary Applied Digital Oracle Practice, Inc. (ADOP) The proceeds were $0.2 million plus the assumption of certain liabilities of ADOP. The loss on sale was not material.

         On January 31, 2002, the Company sold its 85% ownership interest in its Canadian subsidiary, Ground Effects, Ltd. Ground Effects, Ltd. is operations are included in Discontinued Operations and the sale was part of the Company's plan of disposal. The sales proceeds of $1.6 million plus the assumption of the Canadian portion of the IBM debt resulted in an additional loss above the estimated loss on the measurement date of $1.2 million. This loss is reflected in estimated loss on sale of Discontinued Operations at December 31, 2001.


------------------------------------------------------------------------------
                                                                     Page F-57

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


28.      PRO FORMA INFORMATION

         The following pro forma consolidated information of the Company for the year ended December 31, 2000 gives effect to the acquisitions, disclosed in Note 3, as if they were effective at January 1, 2000. The Company did not acquire any businesses during 2001. The statement gives effect to the acquisitions under the purchase method of accounting.

         The pro forma information may not be indicative of the results that would have actually occurred if the acquisitions had been effective on the dates indicated or of the results that may be obtained in the future. The pro forma information should be read in conjunction with the consolidated financial statements and notes thereto of the Company.

                                                                                  PRO FORMA
                                                                                (IN THOUSANDS)
                                                                                 DECEMBER 31,
                                                                                     2000
                                                                              -----------------
                                                                                 (Unaudited)

Net operating revenue from continuing operations                                  $ 206,532

Net income (loss) from continuing operations                                        (33,457)

Net income (loss) available to common stockholders from continuing operations       (37,504)

Earnings (loss) per common share from continuing operations - basic                    (.40)

Earnings (loss) per common share from continuing operations - diluted                  (.40)


29.      SUMMARIZED QUARTERLY DATA (UNAUDITED)

                                                                  FIRST     SECOND       THIRD      FOURTH       FULL
                                                                QUARTER    QUARTER     QUARTER     QUARTER       YEAR
                                                           -------------------------------------------------------------
2001
Net operating revenue                                          $ 47,409   $ 39,871   $  41,366    $ 27,668  $ 156,314
Gross profit                                                     17,348     14,311       6,522       8,294     46,475
Loss from Continuing Operations(1)                              (11,393)   (29,346)   (109,349)    (47,998)  (198,086)
(Loss) income from Discontinued Operations(2)                       213    (21,789)       (748)      5,842    (16,482)
Basic loss per share from
   Continuing Operations(6)                                       (0.13)     (0.22)      (0.56)      (0.18)     (1.23)
Diluted loss per share from
   Continuing Operations(6)                                       (0.13)     (0.22)      (0.56)      (0.18)     (1.23)
Basic loss per share from
   Discontinued Operations(6)                                        --      (0.16)         --        0.02      (0.10)
Diluted loss per share from
   Discontinued Operations(6)                                        --      (0.16)         --        0.02      (0.10)
Basic income per share from
   extraordinary gain(3) (6)                                         --       0.07          --          --       0.06
Diluted income per share from
   extraordinary gain(3) (6)                                         --       0.07          --          --       0.06
------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------
                                                                     Page F-58


APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

2000
Net operating revenue                                          $ 22,801   $ 33,770   $  40,972    $ 37,223  $ 134,766
Gross profit                                                     10,062     13,958      15,757      12,514     52,291
Net income (loss) from Continuing Operations(4)                  (3,180)    (3,053)     (2,388)    (20,553)   (29,174)
Net income (loss) from Discontinued Operations(5)                 2,008    (14,675)        648     (70,949)   (82,968)
Basic net income (loss) per share from
   Continuing Operations(6)                                       (0.06)     (0.06)      (0.04)      (0.27)     (0.52)
Diluted net income (loss) per share from
   Continuing Operations(6)                                       (0.06)     (0.06)      (0.04)      (0.27)     (0.52)
Basic net income (loss) per share from
   Discontinued Operations(6)                                      0.04      (0.29)       0.01       (0.78)     (1.30)
Diluted net income (loss) per share from
   Discontinued Operations(6)                                      0.04      (0.29)       0.01       (0.78)     (1.30)
------------------------------------------------------------------------------------------------------------------------

(1)  Fourth quarter of 2001 loss from Continuing Operations includes asset impairment charges of $2,955, loss on disposition of assets of $ 2,091 and non-cash compensation expense of $4,042, and bad debt reserves of $12,758. Third quarter of 2001 loss from Continuing Operations includes asset impairment charges of $68,764, inventory reserves of $4,261, loss on disposition of assets of $3,967 and non-cash compensation expense of $1,231.
(2)  Third quarter of 2001 loss from Discontinued Operations includes a  change in estimate on loss on disposal and operating losses during the phase out period of $748. Second quarter of 2001 loss from Discontinued Operations includes a change in estimate on loss on disposal and operating losses during the phase out period of $21,789.
(3)  Second quarter extraordinary gain results from the forgiveness of debt associated with the Bostek acquisition. See Note 19.
(4)  Fourth quarter 2000 loss from continuing operations includes permanent asset impairment of $6,383.
(5)  Second quarter 2000 loss from discontinued operations includes a $17,000 unusual charge.
(6)  Earnings per share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.


------------------------------------------------------------------------------
                                                                     Page F-59

Valuation and Qualifying Accounts (in thousands)


                                                                                 Additions
                                                                     -----------------------------
Description                                              Balance at     Charged to      Valuation                    Balance at
                                                       beginning of       cost and       accounts                        end of
                                                             period       expenses       acquired      Deductions        period
---------------------------------------------------- --------------- -------------- -------------- --------------- -------------
Valuation reserve deducted in the balance sheet
from the asset to which it applies:
  Accounts receivable:
  2001 Allowance for doubtful accounts                       $1,681         $1,914            $--          $1,014        $2,581
  2000 Allowance for doubtful accounts                        1,047            823            766             955         1,681
  1999 Allowance for doubtful accounts                          574            448            239             214         1,047

  Inventory:
  2001 Allowance for excess and obsolescence                  1,500            570             --             368         1,702
  2000 Allowance for excess and obsolescence                    916            345            460             221         1,500
  1999 Allowance for excess and obsolescence                  1,374            139             --             597           916

  Notes receivable:
  2001 Allowance for doubtful accounts                           --         12,671             --              --        12,671
  2000 Allowance for doubtful accounts                           --             --             --              --            --
  1999 Allowance for doubtful accounts                           --             --             --              --            --

  Deferred Taxes:
  2001 Valuation reserve                                     15,850         51,082             --              --        66,932
  2000 Valuation reserve                                         --         15,850             --              --        15,850
  1999 Valuation reserve                                      2,994             --             --           2,994            --

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Palm Beach, State of Florida, on March 28, 2002.

                                      APPLIED DIGITAL SOLUTIONS, INC.

                                      By:  /s/ Richard J. Sullivan
                                           -------------------------------------
                                           (Richard J. Sullivan)
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer and Secretary

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

                  Signature                                    Title                               Date
                  ---------                                    -----                               ----
           /s/ Richard J. Sullivan              Chairman of the Board of Directors,
---------------------------------------------   Chief Executive Officer and
            (Richard J. Sullivan)               Secretary (Principal Executive
                                                Officer)                               March 28, 2002

           /s/ Scott R. Silverman
---------------------------------------------   Director and President
            (Scott R. Silverman)                                                       March 28, 2002

             /s/ Evan C. McKeown
---------------------------------------------   Chief Financial Officer (Principal
              (Evan C. McKeown)                 Financial Officer and Principal
                                                Accounting Officer)                    March 28, 2002

          /s/ Richard S. Friedland
---------------------------------------------   Director
           (Richard S. Friedland)                                                      March 28, 2002

           /s/ Arthur F. Noterman
---------------------------------------------   Director
            (Arthur F. Noterman)                                                       March 28, 2002

             /s/ Daniel E. Penni
---------------------------------------------   Director
              (Daniel E. Penni)                                                        March 28, 2002

           /s/ Angela M. Sullivan
---------------------------------------------   Director
            (Angela M. Sullivan)                                                       March 28, 2002

           /s/ Constance K. Weaver
---------------------------------------------   Director
            (Constance K. Weaver)                                                      March 28, 2002

List Of Exhibits
(Item 14 (c))

   Exhibit                             Description
   Number                              -----------
   ------
2.1             Agreement of Purchase and Sale dated as of June 4, 1999 by and among IntelleSale.com, Inc., Applied Cellular
                Technology, Inc., David Romano and Eric Limont (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on June 11, 1999, as amended on August 12, 1999).

2.2 Amendment No. 1 to the Agreement of Purchase and Sale, dated as of June 9, 1999 by and among IntelleSale.com, Inc., Applied Cellular Technology, Inc., David Romano and Eric
                Limont (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the
                Commission on June 11, 1999, as amended on August 12, 1999).

2.3 Agreement and Plan of Merger, dated April 24, 2000, by and among the Company, Digital Angel Corporation and Destron
                Fearing Corporation (incorporated by reference to Exhibit
                2.1 to the Company's Current Report on Form 8-K filed with the Commission on May 1, 2000).

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


   Exhibit                             Description
   Number                              -----------
   ------
4.3             Certificate of Designation of Preferences of Series C
                Convertible Preferred Stock (incorporated herein by
                reference to Exhibit 3.1 to the Company's Current Report on
                Form 8-K filed with the Commission on October 26, 2000).

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

10.4 Credit Agreement between the Company and State Street Bank and Trust Company dated as of August 25, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company's
                Quarterly Report on Form 10-Q filed with the Commission on November 16, 1998).

10.5            First Amendment to Credit Agreement between the Company and
                State Street Bank and Trust Company dated as of February 4,
                1999 (incorporated by reference to Exhibit 10.3 the Company's Annual Report on Form 10-K filed with the
                Commission on March 31, 1999).

10.6            Second Amended and Restated Term and Revolving Credit
                Agreement, dated October 17, 2000, between the Company and
                IBM Credit Corporation, and others (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on October 24, 2000).

10.7            Acknowledgement, Waiver and Amendment No. 1 to the Second
                Amended and Restated Term and Revolving Credit Agreement dated March 30, 2001 between Applied Digital Solutions, Inc.
                and IBM Credit Corporation, and others (incorporated by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2001).

10.8 Letter dated July 1, 2001 from IBM Credit Corporation amending the Second Amended and Restated and Revolving
                Credit Agreement, as amended (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form
                10-Q filed with the Commission on October 14, 2001).

10.9 Letter dated December 31, 2001 from IBM Credit Corporation amending the Second Amended and Restated Term and Revolving
                Credit Agreement, as amended (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form
                S-1 (File No. 333-75928) filed with the Commission on
                February 8, 2002.


   Exhibit                             Description
   Number                              -----------
   ------
10.10           Letter dated January 31, 2002 from IBM Credit Corporation
                amending the Second Amended and Restated Term and Revolving
                Credit Agreement, as amended (incorporated by reference to
                Exhibit 10.10 to the Company's Registration Statement on
                Form S-1 (File No. 333-75928) filed with the Commission on
                February 2, 2002.

10.11 Letter dated February 27, 2002 from IBM Credit Corporation amending the Second Amended and Restated Term and Revolving
                Credit Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 8, 2002.

10.12           Third Amended and Restated Term Credit Agreement dated March
                1, 2002 between Applied Digital Solutions, Inc., Digital
                Angel Share Trust and IBM Credit Corporation (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on March 8, 2002.

10.13           Trust Agreement dated March 1, 2002 between Applied Digital
                Solutions, Inc. and Digital Angel Share Trust incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on March 8, 2002.

10.14*          Richard J. Sullivan Employment Agreement.**

10.15*          Garrett A. Sullivan Employment Agreement.**

10.16* Dr. Peter Zhou Employment Agreement incorporated by reference to the Exhibit 10.19 to the Company's Registration
                Statement on Form S-1 (File No. 333-75928) filed with the
                Commission on February 8, 2002.

10.17* Jerome C. Artigliere Employment Agreement (incorporated by reference to the corresponding Exhibit to the Company's
                Annual Report on Form 10-K filed with the Commission on April 10, 2001).

10.18* Kevin McLaughlin Employment Agreement incorporated by reference to Exhibit 10.18 to the Company's Registration
                Statement on Form S-1 (File No. 333-75928) filed with the
                Commission on February 8, 2002).

10.19* Michael E. Krawitz Employment Agreement (incorporated by reference to the corresponding Exhibit to the Company's
                Annual Report on Form 10-K filed with the Commission on April 10, 2001).

10.20 Securities Purchase Agreement, dated as of October 24, 2000, relating to the Company's Series C Convertible Preferred
                Stock (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the
                Commission on October 26, 2000).

10.21 Form of warrant to purchase common stock of the Company issued to the holders of the Series C Convertible Preferred
                Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the
                Commission on October 26, 2000).

10.22 Registration Rights Agreement between the Company and the holders of the Series C Convertible Preferred Stock
                (incorporated by reference to Exhibit 10.2 to the Company's
                Current Report on Form 8-K filed with the Commission on October 26, 2000).


   Exhibit                             Description
   Number                              -----------
   ------
10.23           Lock-Up Agreement dated as of November 28, 1999 by and among
                AT&T Canada Corp. and the Company (incorporated by reference to the Exhibit 99.2 to the Company's Current Report on Form
                8-K filed with the Commission on December 13, 1999, as
                amended on December 22, 1999 and January 11, 2000).

10.24 Voting Agreement by and among the Company and certain security holders of Destron Fearing Corporation
                (incorporated by reference to Exhibit 10.1 to the Company's
                Current Report on Form 8-K filed with the Commission on May
                1, 2000).

10.25           Agreement and Plan of Merger by and between Applied Digital
                Solutions, Inc., Digital Angel Corporation, Medical Advisory
                Systems, Inc. and Acquisition Subsidiary, Inc. dated as of
                November 1, 2001.***

21.1            List of Subsidiaries of Applied Digital Solutions, Inc.***

23.1            Consent of PricewaterhouseCoopers LLP.

-------
*    -Management contract or compensatory plan.
**   -Incorporated herein by reference to Exhibits 10.8, 10.9 and 10.10, respectively, to our Annual Report on Form 10-K filed with the Commission on March 30, 2000.
***  -Filed herewith.