Form 10-Q
period 2002-03-31
APPLIED DIGITAL SOLUTIONS INC
filed 2002-05-20
CIK 924642

    As filed with the Securities and Exchange Commission on May 20, 2002
-------------------------------------------------------------------------------


                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                    -------------------------------------

                                  FORM 10-Q
                                 (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended March 31, 2002
                                     or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934.
             For the transition period from ________ to ________

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
Yes |X|     No | |

         The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 10, 2002:

                    Class                             Number of Shares
        Common Stock; $.001 Par Value                   269,879,106

                                    APPLIED DIGITAL SOLUTIONS, INC.

                                           TABLE OF CONTENTS

  Item                                       Description                                          Page
                                    PART I - FINANCIAL INFORMATION

   1.      Financial Statements (unaudited)
           Consolidated Balance Sheets
              March 31, 2002 and December 31, 2001                                                 3
           Consolidated Statements of Operations -
               Three Months ended March 31, 2002 and 2001                                          4
           Consolidated Statement of Stockholders' Equity -
               Three Months ended March 31, 2002                                                   5
           Consolidated Statements of Cash Flows -
               Three Months ended March 31, 2002 and 2001                                          6
           Notes to Consolidated Financial Statements                                              7
   2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                           19
   3.      Quantitative and Qualitative Disclosures About Market Risk                              37

                                      PART II - OTHER INFORMATION

   1.      Legal Proceedings                                                                       38
   2.      Changes In Securities                                                                   40
   3.      Defaults Upon Senior Securities                                                         41
   4.      Submission of Matters to a Vote of Security Holders                                     41
   5.      Other Information                                                                       42
   6.      Exhibits and Reports on Form 8-K                                                        42

SIGNATURE                                                                                          43
EXHIBITS                                                                                           44

PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                        APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                                   CONSOLIDATED BALANCE SHEETS
                                                (In thousands, except par value)
                                                           (Unaudited)
                                                                                                   MARCH 31,       December 31,
                                                                                                        2002               2001
                                                                                                  ------------------------------
                                                             ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                                    $   7,026          $   3,696
      Due from buyers of divested subsidiaries                                                           -                2,625
      Accounts receivable and unbilled receivables (net of allowance
         for doubtful accounts of $1,622 in 2002 and $2,581 in 2001)                                  13,487             21,871
      Inventories                                                                                      1,601              6,174
      Notes receivable                                                                                 1,848              2,256
      Other current assets                                                                             4,539              4,786
--------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                                  28,501             41,408

PROPERTY AND EQUIPMENT, NET                                                                            3,031             20,185

NOTES RECEIVABLE, NET                                                                                  5,170              4,004

GOODWILL, NET                                                                                         17,356             90,831

INVESTMENT IN DIGITAL ANGEL CORPORATION                                                               80,767                -

INVESTMENT IN AFFILIATE                                                                                  -                6,779

OTHER ASSETS, NET                                                                                      3,678              4,282
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                   $ 138,503          $ 167,489
================================================================================================================================

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Notes payable and current maturities of long-term debt                                       $  82,296          $  83,836
      Accounts payable                                                                                 8,946             15,441
      Accrued expenses                                                                                12,966             18,207
      Earnout and put accruals                                                                           200                200
      Net liabilities of Discontinued Operations                                                       9,529              9,460
--------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                            113,937            127,144

LONG-TERM DEBT AND NOTES PAYABLE                                                                          38              2,586
--------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                                    113,975            129,730
--------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES                                                                            -                  -
--------------------------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                                      3,980              4,460
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK OPTIONS - SERIES C                                                            -                5,180
--------------------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
      Preferred shares: Authorized 5,000 shares in 2002 and 2001 of $10 par value;
         special voting, no shares issued or outstanding in 2002 and 2001,
         Class B voting, no shares issued or outstanding in 2002 and 2001                                -                  -
      Common shares: Authorized 345,000 shares in 2002 and 2001, of $.001 par value; 269,540 shares issued and 267,619 shares outstanding in 2002
         and 252,449 shares issued and 251,514 shares outstanding in 2001                                270                252
      Common and preferred additional paid-in capital                                                350,601            342,189
      Accumulated deficit                                                                           (321,612)          (304,581)
      Net loss arising from sale of Advanced Wireless Group                                           (3,533)               -
      Common stock warrants                                                                            4,337              3,293
      Treasury stock (carried at cost, 1,921 in 2002 and 935 shares in 2001)                          (3,655)            (1,777)
      Accumulated other comprehensive income (loss)                                                      226               (747)
      Notes received from shares issued                                                               (6,086)           (10,510)
--------------------------------------------------------------------------------------------------------------------------------
Total Preferred Stock, Common Stock, and Other Stockholders' Equity                                   20,548             28,119
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                   $ 138,503          $ 167,489
================================================================================================================================

See the accompanying notes to consolidated financial statements.

                                     APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands, except per share data)
                                                       (Unaudited)

                                                                                              FOR THE THREE MONTHS
                                                                                                  ENDED MARCH 31,
                                                                                         --------------------------------
                                                                                                  2002              2001
                                                                                         --------------------------------
Product revenue                                                                              $  23,795         $  34,383
Service revenue                                                                                  5,356            13,026
-------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                                   29,151            47,409

Cost of products sold                                                                           17,419            23,844
Cost of services sold                                                                            2,313             6,217
-------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                                     9,419            17,348

Selling, general and administrative expenses                                                     8,536            17,673
Research and development                                                                         1,448             1,385
Non-cash compensation expense                                                                      282               -
Depreciation and amortization                                                                    1,002             6,458
Interest income                                                                                    (86)             (487)
Interest expense                                                                                 2,059             2,126
-------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before taxes,
      minority interest and equity in net loss of affiliate                                     (3,822)           (9,807)

Provision for income taxes                                                                         108             1,548
-------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before minority interest,
      and equity in net loss of affiliate                                                       (3,930)          (11,355)

Minority interest                                                                                  (14)              (93)

Equity in net loss of affiliate                                                                 14,394               131
-------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                                                       (18,310)          (11,393)

Income from discontinued operations, net of income
      taxes of $0 in 2001                                                                          -                 213

Change in estimate on loss on disposal and operating
      losses during the phase out period                                                         1,279               -
-------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                              (17,031)          (11,180)

Preferred stock dividends and other                                                                -                 238
Accretion of beneficial conversion feature of
      redeemable preferred stock - series C                                                        -               2,451
-------------------------------------------------------------------------------------------------------------------------

Net income (loss) available to common stockholders                                           $ (17,031)        $ (13,869)
=========================================================================================================================

Income (loss) per common share - basic
      Income (loss) from continuing operations                                               $   (0.07)        $   (0.13)
      Income from discontinued operations                                                          -                 -
-------------------------------------------------------------------------------------------------------------------------

Net income (loss) per common share - basic                                                   $   (0.07)        $   (0.13)
=========================================================================================================================

Income (loss) per common share - diluted
      Income (loss) from continuing operations                                               $   (0.07)        $   (0.13)
      Income from discontinued operations                                                          -                 -
-------------------------------------------------------------------------------------------------------------------------

Net income (loss) per common share - diluted                                                 $   (0.07)        $   (0.13)
=========================================================================================================================

Weighted average number of common shares outstanding - basic                                   253,938           103,602
Weighted average number of common shares outstanding - diluted                                 253,938           103,602

See the accompanying notes to consolidated financial statements.

                                          APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENT OF PREFERRED STOCK,
                                            COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                                             For The Three Months Ended March 31, 2002
                                                           (In thousands)
                                                             (Unaudited)



                                                                                                    ADDITIONAL
                                                PREFERRED STOCK         COMMON STOCK                   PAID-IN      ACCUMULATED
                                                NUMBER      AMOUNT      NUMBER      AMOUNT             CAPITAL          DEFICIT
                                                --------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2001                        -        $   -       252,449     $   252          $ 342,189       $ (304,581)
     Net income                                    -            -           -           -                  -            (17,031)
     Comprehensive income -
         Foreign currency translation              -            -           -           -                  -                -
                                                                                                                     -----------
     Total comprehensive loss                      -            -           -           -                  -            (17,031)
     Net loss arising from sale of
         Advanced Wireless Group                   -            -           -           -                  -                -
     Expiration of redeemable preferred
         stock options - Series C                  -            -           -           -                5,180              -
     Adjustment to notes received
         for shares issued                                      -           -           -               (4,424)             -
     Repurchase of common stock                    -            -           -           -                1,878              -
     Stock option repricing                        -            -           -           -                  282              -
     Stock warrant repricing                       -            -           -           -                  -                -
     Issuance of common shares                     -            -         5,585           6                683              -
     Issuance of common shares for
         services, compensation and other          -            -        11,506          12              4,813              -
--------------------------------------------------------------------------------------------------------------------------------

BALANCE - MARCH 31, 2002                           -        $   -       269,540     $   270          $ 350,601       $ (321,612)
================================================================================================================================

                                                                                       ACCUMULATED
                                              NET LOSS ARISING    COMMON                     OTHER            NOTES           TOTAL
                                         FROM SALE OF ADVANCED     STOCK   TREASURY  COMPREHENSIVE     RECEIVED FOR   STOCKHOLDERS'
                                                WIRELESS GROUP  WARRANTS      STOCK   INCOME (LOSS)   SHARES ISSUED          EQUITY
                                          ------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2001                           $    -     $ 3,293   $ (1,777)     $    (747)       $ (10,510)    $   28,119
     Net income                                            -         -          -              -                -          (17,031)
     Comprehensive income -
         Foreign currency translation                      -         -          -              973              -              973
                                                                                         ---------                      -----------
     Total comprehensive loss                              -         -          -              973              -          (16,058)
     Net loss arising from sale of
         Advanced Wireless Group                        (3,533)      -          -              -                -           (3,533)
     Expiration of redeemable preferred
         stock options - Series C                          -         -          -              -                -            5,180
     Adjustment to notes received
         for shares issued                                 -         -          -              -              4,424            -
     Repurchase of common stock                            -         -       (1,878)           -                -              -
     Stock option repricing                                -         -          -              -                -              282
     Stock warrant repricing                               -       1,044        -              -                -            1,044
     Issuance of common shares                             -         -          -              -                -              689
     Issuance of common shares for
         services, compensation and other                  -         -          -              -                -            4,825
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - MARCH 31, 2002                              $ (3,533)  $ 4,337   $ (3,655)     $     226        $  (6,086)    $   20,548
====================================================================================================================================


See the accompanying notes to consolidated financial statements.

                                       APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In thousands)
                                                         (Unaudited)


                                                                                                    FOR THE THREE MONTHS
                                                                                                       ENDED MARCH 31,
                                                                                               ------------------------------
                                                                                                        2002            2001
                                                                                               ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                                      $ (17,031)      $ (11,180)

     Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
             Income from discontinued operations                                                      (1,279)           (213)
             Deferred income taxes                                                                       403           2,299
             Depreciation and amortization                                                             1,002           6,458
             Minority interest                                                                           (14)            (93)
             Equity in net loss of affiliate                                                          14,394             131
             Gain on sale of subsidiaries and business assets                                           (194)            -
             Loss on sale of equipment                                                                    87              85
             Issuance of stock for services                                                            2,451             -
             Non-cash compensation expense                                                               282             -
             Change in assets and liabilities:
                 Decrease in accounts receivable                                                       2,949           2,531
                 (Increase) decrease in inventories                                                   (1,322)            125
                 Decrease in other current assets                                                        290             578
                 Decrease in other assets                                                                407             281
                 Decrease in accounts payable and
                     accrued expenses                                                                   (607)           (720)
             Net cash provided by (used in) discontinued operations                                      415            (520)
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                    2,233            (238)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Decrease in notes receivable                                                                         92           1,854
     Due from buyers of divested subsidiaries                                                          2,625             -
     Decrease (increase) in other assets                                                                 111            (485)
     Proceeds from sale of property and equipment                                                      2,469             -
     Proceeds from sale of subsidiaries and business assets                                              707             -
     Payments for property and equipment                                                                (210)         (1,879)
     Net cash used in discontinued operations                                                           (658)         (1,359)
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                    5,136          (1,869)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net amounts (paid) borrowed on notes payable                                                     (3,583)          1,600
     Payments on long-term debt                                                                       (1,119)         (1,089)
     Other financing costs                                                                               (39)            (25)
     Issuance of common shares                                                                           866              78
     Stock issuance costs                                                                               (177)            (63)
     Proceeds from subsidiary issuance of common stock                                                   -               126
     Net cash provided by (used in) discontinued operations                                               13            (166)
-----------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                                   (4,039)            461
-----------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   3,330          (1,646)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                        3,696           8,039
-----------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                          $   7,026       $   6,393
=============================================================================================================================


See the accompanying notes to consolidated financial statements.

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)



1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Applied Digital Solutions, Inc. (the "Company") as of March 31, 2002 and December 31, 2001 (the December 31, 2001 financial information included herein has been extracted from the Company's audited financial statements included in the Company's 2001 Annual Report on Form 10-K) and for the three months ended March 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X under the Securities Exchange Act of 1934, except as set forth below. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made.

         On May 16, 2002, the Company filed a Notification of Late Filing on Form 12b-25 indicating that it had a disagreement with its former outside auditing firm, Grant Thornton LLP, concerning the proper accounting treatment with respect to certain options and, as a result of this disagreement, Grant Thornton LLP communicated its resignation in a letter to the Company dated May 14, 2002. Grant Thornton LLP has advised the Company that it has not completed its review of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and should not be associated with that report in any way. Due to the timing of the resignation, the Company has not engaged an outside auditing firm to replace Grant Thornton LLP. As a result of the foregoing, the interim financial statements contained in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 have not been reviewed by an independent public accountant as required pursuant to Rule 10-01(d) of Regulation S-X. When the Company appoints its new auditors, they will complete the SAS 71 review of its first quarter financial statements and the Company will file an amended Form 10-Q/A.

         The consolidated statements of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         Certain items in the consolidated financial statements for the 2001 period have been reclassified for comparative purposes.

Accounting Policy
-----------------

         Gains and losses on issuance of unissued shares of stock by a subsidiary are reflected as equity transactions. In accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, income taxes are not provided on the gains and losses.

Accounting Changes
------------------

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 Goodwill and Other Intangible Assets (FAS 142). FAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of FAS 142. However, there can be no assurance that future goodwill impairment tests will not result in impairment charges.

The following table presents the impact of FAS 142 on net loss and net loss per share had the standard been in effect for the three months ended March 31, 2001:

                                                                                Three
                                                                            Months Ended
                                                                           March 31, 2001
                                                                        ----------------------
                                                                        (amounts in thousands)
Net loss available to common stockholders:
 Net loss available to common stockholders as reported                            $ (13,869)

 Goodwill amortization                                                                5,391
 Equity method investment amortization                                                  113
                                                                        ----------------------
Adjusted net loss                                                                 $  (8,365)
                                                                        ======================
Basic and diluted loss per share:
 Net loss per share, basic and diluted, as reported                               $   (0.13)
 Goodwill amortization                                                                 0.05

 Equity method investment amortization                                                   --
                                                                        ----------------------
Adjusted net loss per share, basic and diluted                                    $   (0.08)
                                                                        ======================

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


2.       PRINCIPLES OF CONSOLIDATION

         The financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Effective March 27, 2002, the Company's 93% owned subsidiary, Digital Angel Corporation (Digital Angel), merged with Medical Advisory Systems, Inc. (AMEX: DOC) (MAS). MAS's name was changed to Digital Angel Corporation. Pursuant to the merger agreement, the Company contributed all of its stock in Timely Technology Corp. and Signature Industries, Limited to MAS. Digital Angel, Timely Technology Corp. and Signature Industries, Limited are collectively referred to as the Advanced Wireless Group. As a result of the merger, the Company beneficially owns approximately 77.46% of the newly combined company, after giving effect to the exercise of options to acquire shares of Digital Angel Corporation common stock exercised prior to the merger. Prior to the merger, the Company owned 16.6% of MAS. In satisfaction of a condition to the consent of the merger by IBM Credit Corporation, the Company's lender, the Company transferred to a Delaware business trust controlled by an advisory board all of the shares of MAS common stock owned by it and, as a result, the trust has legal title to approximately 77.46% of the MAS common stock. The trust has voting rights with respect to the MAS common stock until the Company's obligations to IBM Credit are repaid in full. The trust may be obligated to liquidate the shares of MAS common stock owned by it for the benefit of IBM Credit Corporation in the event the Company fails to make payments, or otherwise defaults, under its new credit agreement with IBM Credit, which became effective on the date of the merger. The Company has retained beneficial ownership of the shares.

         Until the effective date of the merger, the Company included the accounts of Digital Angel Corporation, Timely Technology Corp. and Signature Industries, Limited on a consolidated basis and it accounted for its investment in MAS under the equity method of accounting. The Company's investment in the newly-merged entity is being accounted for in a manner similar to the equity method of accounting post merger, except if and until such time the shares of MAS common stock revert back to the Company, equity in losses will be recognized, but not equity in income.

3.       INVENTORY

                                                                            March 31,           December 31,
                                                                              2002                  2001
                                                                       ------------------    ------------------
         Raw materials                                                             $--                $1,474
         Work in process                                                           668                   176
         Finished goods                                                          1,340                 6,226
                                                                       ------------------    ------------------
                                                                                 2,008                 7,876
         Allowance for excess and obsolescence                                    (407)               (1,702)
                                                                       ------------------    ------------------
         Net inventory for continuing operations                                $1,601                $6,174
                                                                       ==================    ==================

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)



4.       FINANCING AGREEMENTS

         On January 31, 2002 and again on February 27, 2002, the Company entered into amendments to its credit agreement with IBM Credit. These amendments extended the principal and interest payments, which were due to April 2, 2002, including principal payments that were initially due on July 1, 2001.

         On March 1, 2002, the Company, Digital Angel Share Trust, a newly created Delaware business trust and IBM Credit entered into a Third Amended and Restated Term Credit Agreement. The new credit agreement became effective on March 27, 2002 the effective date of the merger between Digital Angel and MAS. Amounts outstanding under the new credit agreement bear interest at an annual rate of 17% and mature on February 28, 2003. No principal or interest payments are due until the maturity date. However, the maturity date will be extended for consecutive one-year periods if the Company repays at least 40% of the original principal amount outstanding plus accrued interest and expenses prior to February 28, 2003 and an additional 40% of the original principal amount outstanding plus accrued interest and expenses prior to February 28, 2004. In any event, all amounts outstanding will be required to be repaid by August 15, 2005. If all amounts are not repaid by February 28, 2003, the unpaid amount will accrue interest at an annual rate of 25%. If not repaid by February 28, 2004, the interest rate increases to 35%.

         On March 31, 2002, the total amounts outstanding under the new credit agreement were $82.1 million. As part of the amendments to the agreement with IBM Credit, the Company paid bank fees of $0.3 million in March 2002 and agreed to re-price warrants that were previously issued to IBM Credit in April 2001. The re-priced warrants were valued at $1.0 million. The bank fees and fair value of the warrants are recorded as deferred financing fees and are being amortized over the life of the debt as interest expense.

         The Company's covenants under the new credit agreement are as follows:

COVENANT                                                  COVENANT REQUIREMENT
--------------------------------------------------------------------------------------
                                               As of the following date not less than:
Current Assets to Current Liabilities           31-Mar-02                       .17:1
                                                30-Jun-02                       .14:1
                                                30-Sep-02                       .11:1
                                                31-Dec-02                       .11:1
--------------------------------------------------------------------------------------

Minimum Cumulative EBITDA                       31-Mar-02                 ($1,528,000)
                                                30-Jun-02                     121,000
                                                30-Sep-02                     817,000

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         In addition, the new credit agreement contains covenants for Digital Angel Corporation, as follows:

COVENANT                                                  COVENANT REQUIREMENT
--------------------------------------------------------------------------------------
                                               As of the following date not less than:
Current Assets to Current Liabilities           30-Jun-02                       1.8:1
                                                30-Sep-02                       1.8:1
                                                31-Dec-02                       2.0:1
--------------------------------------------------------------------------------------

Minimum Cumulative EBITDA                       30-Jun-02                    $577,000
                                                30-Sep-02                   1,547,000
                                                31-Dec-02                   3,329,000
--------------------------------------------------------------------------------------

         If these Digital Angel Corporation covenants are not met the Company will be in default under the credit agreement.

         The credit agreement also contains restrictions on the declaration and payment of dividends.

         At March 31, 2002, the Company was in compliance with its debt covenants. Based on 2002 projections, the Company currently expects to meet and be in compliance throughout 2002 with the covenants in its new credit agreement. However, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, these may impact the Company's ability to remain in compliance with the covenants. In the absence of waiver or amendment to such financial covenants, such noncompliance would constitute an event of default under the new credit agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts the Company owes them. In the event that such noncompliance appears likely, or occurs, the Company will seek to renegotiate the covenants and/or obtain waivers, as required. There can be no assurance, however, that the Company would be successful in negotiating such amendments or obtaining such waivers.

         Amounts outstanding under the credit agreement are secured by a security interest in substantially all of the Company's assets, excluding the assets of Digital Angel Corporation. The shares of the Company's subsidiaries, including the Digital Angel Corporation common stock held in the Digital Angel Share Trust, also secure the amounts outstanding under the credit agreement.

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)



5.       EARNINGS (LOSS) PER SHARE

         The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share:

                                                                            ------------------------------------------
                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                            ------------------------------------------
                                                                                             2002                2001
                                                                                             ----                ----
NUMERATOR:
  Loss from continuing operations                                                       $(18,310)           $(11,393)
  Preferred stock dividends                                                                   --                (238)
  Accretion of beneficial conversion feature of redeemable preferred stock                    --              (2,451)
                                                                            -----------------------------------------
  NUMERATOR FOR BASIC EARNINGS (LOSS) PER SHARE -
  Net loss from continuing operations available to common shareholders                  $(18,310)           $(14,082)

  Net income from discontinued operations available to common shareholders                 1,279                 213
                                                                            -----------------------------------------

  Net loss available to common shareholders                                             $(17,031)           $(13,869)
                                                                            =========================================

DENOMINATOR:
DENOMINATOR FOR BASIC EARNING (LOSS) PER SHARE -
Weighted-average shares                                                                  253,938             103,602
                                                                            -----------------------------------------
Denominator for diluted earnings (loss) per share(1)                                     253,938             103,602
                                                                            -----------------------------------------
BASIC EARNINGS (LOSS) PER SHARE:
     CONTINUING OPERATIONS                                                                $(0.07)             $(0.13)
     DISCONTINUED OPERATIONS                                                                  --                  --
                                                                            -----------------------------------------
TOTAL - BASIC                                                                             $(0.07)             $(0.13)
                                                                            =========================================
DILUTED EARNINGS (LOSS) PER SHARE:
     CONTINUING OPERATIONS                                                                $(0.07)             $(0.13)
     DISCONTINUED OPERATIONS                                                                  --                  --
                                                                            -----------------------------------------
TOTAL  - DILUTED                                                                          $(0.07)             $(0.13)
                                                                            =========================================

     (1) The weighted average shares listed below were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                           2002                 2001
                                                                                           ----                 ----
     Redeemable preferred stock                                                              --               16,064
     Employee stock options                                                              16,020                3,444
     Warrants                                                                             2,103                   --
                                                                            ----------------------------------------
                                                                                         18,123               19,508
                                                                            ========================================

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)



6.       SEGMENT INFORMATION

         As a result of the merger of Digital Angel and MAS, the significant restructuring of the Company's business during the past several months and the Company's emergence as an advanced technology development company, the Company has re-evaluated and realigned its reporting segments. The Company currently operates in one business segment - Advanced Technology. The business units comprising the Advanced Technology segment represent those business that management believes will provide the necessary synergies, support and infrastructure to allow the Company to develop, promote and fully integrate its life-enhancing technology products and services. Business units that were closed or sold during the 2001 and 2002 are reported as "All Other." Prior to January 1, 2002, the Company's business units were organized into three segments: Applications, Services and Advanced Wireless. Prior period information has been restated to present the Company's reportable segments on a comparative basis.

         Additionally, the Company's previously reported Intellesale and all other non-core business segments are reported as discontinued operations.

         The "eliminations" category includes all amounts recognized upon consolidation of the Company's subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities and in the 2001 period, goodwill amortization. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2001, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. The Company evaluates performance based on segment operating income.

         Following is the selected segment data as of and for the three months ended March 31, 2002:

                                                                                     SEGMENTS
                                                                                     --------
                                                       Advanced Technology      All Other    Eliminations   Consolidated
                                                       ----------------------------------------------------------------------
Net revenue from external customers:

Product                                                            $22,782        $1,013           $--          $23,795
Service                                                              4,981           375            --            5,356
Inter-segment revenue                                                   --            --            --               --
                                                       ----------------------------------------------------------------------
Total revenue                                                      $27,763        $1,388           $--          $29,151
                                                       ======================================================================

Income (loss) from continuing operations before
  income taxes, minority interest and equity in net
  loss of affiliate                                                $(3,956)         $134           $--          $(3,822)
                                                       ======================================================================

Total assets                                                      $321,130        $2,909     $(185,536)        $138,503
                                                       ======================================================================

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)



         Following is the selected segment data as of and for the three months ended March 31, 2001:

                                                                                     SEGMENTS
                                                                                     --------
                                                       Advanced Technology      All Other    Eliminations   Consolidated
                                                       ----------------------------------------------------------------------
Net revenue from external customers:

Product                                                        $27,109           $7,274             $--        $34,383
Service                                                          5,933            7,260            (167)        13,025
Inter-segment revenue                                             (167)              --             167             --
                                                       ----------------------------------------------------------------------
Total revenue                                                  $32,875          $14,534             $--        $47,409
                                                       ======================================================================

Loss from continuing operations before income taxes,
  minority interest and equity in loss of affiliate            $(2,258)           $(882)        $(6,667)       $(9,807)
                                                       ======================================================================

Total assets, exclusive of net assets of
  discontinued operations                                     $500,576          $34,452       $(223,576)      $311,452
                                                       ======================================================================


7.       ACQUISITIONS AND DISPOSITIONS

         On February 27, 2001, the Company acquired 16.6% of the capital stock of MAS, a provider of medical assistance and technical products and services, in a transaction valued at approximately $8.3 million in consideration for 3.3 million shares of its common stock. The Company became the single largest shareholder and controlled two of the seven board seats. The Company accounted for this investment under the equity method of accounting. The excess of the purchase price over the net book value acquired was approximately $6.8 million and was being amortized on a straight-line basis over five years. Under Financial Accounting Standards No. 142, which the Company adopted on January 1, 2002, the goodwill embedded in the Company's equity investment in MAS is no longer amortized. As a result of no longer amortizing this goodwill, the Company' net income increased by $0.3 million for the three months ended March 31, 2002.

         Effective March 27, 2002, the Company's 93% owned subsidiary, Digital Angel, merged with MAS. As a result of the merger, the Company now owns approximately 77.46% of Digital Angel Corporation. During the three months ended March 31, 2002, the Company recorded a net loss of $3.5 million arising from the transaction. The net loss is comprised of a loss of approximately $6.9 million resulting from the exercise of 1.5 million Digital Angel options, partially offset by a gain of approximately $3.4 million from the sale of 22.54% of the Advanced Wireless Group as a result of the merger with MAS. The net loss is reflected in the equity section of the balance sheet at March 31, 2002.

         In satisfaction of a condition to the consent to the merger by IBM Credit Corporation, the Company's lender, the Company transferred to a Delaware business trust controlled by an advisory board all of the shares of MAS common stock owned by it and, as a result, the trust has legal title to approximately 77.46% of the MAS common stock. The trust has voting rights with respect to the MAS common stock until the Company's obligations to IBM Credit are repaid in full. The trust may be obligated to liquidate the shares of MAS common stock owned by it for the benefit of IBM Credit Corporation in the event the Company fails to make payments, or otherwise defaults, under its new credit agreement with IBM Credit, which became effective on the date of the merger. The Company has retained beneficial ownership of the shares.

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

         The Company's investment in the newly merged entity will be accounted for in a manner similar to the equity method of accounting post merger, except if and until such time the shares of MAS common stock revert back to the Company, equity in losses will be recognized, but not equity in income.

         Unaudited pro forma results of operations for the three months ended March 31, 2002 are included below. Such pro forma information assumes that the merger of Digital Angel and MAS had occurred as of January 1, 2002.

                                                                             -----------------
                                                                               THREE MONTHS
                                                                                  ENDED
                                                                                MARCH 31,
                                                                             -----------------
                                                                                   2002
                                                                                   ----
     Net operating revenue from continuing operations                             $30,037
     Loss from continuing operations                                              (18,595)
     Loss available to common stockholders from continuing operations             (18,595)
     Loss per common share from continuing operations - basic                      $(0.07)
     Loss per common share from continuing operations - diluted                    $(0.07)


         Earnout and Put Agreements
         --------------------------

         Certain acquisition agreements the Company entered into during 2000 include additional consideration contingent on profits of the acquired subsidiary. Upon earning this additional consideration, the value will be recorded as additional goodwill. The financial statements include the value of shares earned upon attainment of certain profits by subsidiaries through March 31, 2002. At March 31, 2002, under these agreements, assuming all earnout profits are achieved, the Company is contingently liable for additional consideration of approximately $15.9 million in 2002, all of which would be payable in shares of the Company's common stock.

8.       REDEEMABLE PREFERRED STOCK

         The Preferred Stock. On October 26, 2000, the Company issued 26,000 shares of Series C convertible preferred stock to a select group of institutional investors in a private placement. The stated value of the preferred stock was $1,000 per share, or an aggregate of $26.0 million, and the purchase price of the preferred stock and the related warrants was an aggregate of $20.0 million. The preferred stock was convertible into shares of the Company's common stock. The holders of the preferred stock were entitled to receive annual dividends of 4% of the stated value (or 5.2% of the purchase price) payable in either cash or additional shares of preferred stock. As of December 31, 2001, all of the preferred shares have been converted into shares of the Company's common stock.

         For the quarter ended March 31, 2001, the beneficial conversion feature (BCF) associated with the Company's preferred stock charged to earnings per share was $2.5 million. As of June 30, 2001, the BCF was fully accreted. The BCF was recorded as a reduction in the value assigned to the preferred stock and an increase in additional paid-in capital. The Company recorded the accretion of the BCF over the period from the date of issuance to the earliest beneficial conversion date available through equity, reducing the income available to common stockholders and earnings per share.

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         Option to Acquire Additional Preferred Stock. The investors had the option to purchase up to an additional $26.0 million in stated value of Series C convertible preferred stock and warrants with an initial conversion price of $5.00 per share, for an aggregate purchase price of $20.0 million, at any time up to ten months following the effective date of the Company's registration statement relating to the common stock issuable on conversion of the initial series of the preferred stock. The additional preferred stock would have had the same preferences, qualifications and rights as the initial preferred stock. The fair value of the option was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of .40% and a risk free interest rate of 5.5%. The investors elected not to exercise the option and it expired on February 24, 2002, and accordingly, the fair value of the option was recorded as an increase in additional-paid-in-capital.

9.       DISCONTINUED OPERATIONS

         On March 1, 2001, the Company's board of directors approved a plan to offer for sale its Intellesale business segment and all of its other "non-core businesses". Accordingly, the operating results of these entities have been reclassified and reported as discontinued operations for all periods presented. As of March 1, 2002, the Company had sold or closed substantially all of the businesses comprising Discontinued Operations. There are two insignificant companies remaining, which had combined revenues and net losses for the year ended March 31, 2002 of $0.3 million and $0.1 million, respectively. The Company anticipates selling these two remaining companies within the next several months. Proceeds from the sales of Discontinued Operations companies were used to repay amounts outstanding under the IBM Agreement. Any additional proceeds on the sales of the remaining two businesses will also be used to repay the IBM debt.

         The following discloses the results of Intellesale and all other non-core businesses comprising discontinued operations for the period from January 1, 2001 through March 1, 2001:

                                                                                  January 1, through
                                                                                       March 1,
                                                                             -----------------------------

                                                                                         2001
                                                                                         ----
     Product revenue                                                                    $13,039
     Service revenue                                                                        846
                                                                             -----------------------------
     Total revenue                                                                       13,885
     Cost of products sold                                                               10,499
     Cost of services sold                                                                  259
                                                                             -----------------------------
     Total cost of products and services sold                                            10,758
                                                                             -----------------------------
     Gross profit                                                                         3,127
     Selling, general and administrative expenses                                         2,534
     Depreciation and amortization                                                          264
     Interest, net                                                                           29
     Provision for income taxes                                                              34
     Minority interest                                                                       53
                                                                             -----------------------------
     Income from discontinued operations                                                   $213
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

         Assets and liabilities of discontinued operations are as follows at March 31, 2002 and December 31, 2001.

                                                                          March 31, 2002        December 31, 2001
                                                                   -------------------------------------------------
                                                                                     (In thousands)
     Current Assets
          Cash and cash equivalents                                         $   328                  $    --
          Accounts receivable and unbilled receivables, net                     452                    5,745
          Inventories                                                           173                    4,430
          Prepaid expenses and other current assets                              --                      291
                                                                   -------------------------------------------------
     Total Current Assets                                                       953                   10,466

     Property and equipment, net                                                246                    3,553
     Other assets                                                                15                      242
                                                                   -------------------------------------------------
                                                                            $ 1,214                  $14,261
                                                                   =================================================
     Current Liabilities
          Notes payable and current maturities of long-term debt            $     4                  $ 5,040
          Accounts payable                                                    4,157                    8,670
          Accrued expenses                                                    6,347                    9,610
                                                                   -------------------------------------------------
     Total Current Liabilities                                               10,508                   23,320

     Long-term debt                                                              36                       --
     Minority interest                                                          199                      401
                                                                   -------------------------------------------------
                                                                             10,743                   23,721
                                                                   =================================================
     Net Liabilities of Discontinued Operations                             $(9,529)                 $(9,460)
                                                                   =================================================

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         The Company recorded a provision for operating losses, estimated loss on sale and carrying costs during the phase-out period including operating and other disposal costs to be incurred in selling the businesses. Carrying costs primarily include the cancellation of facility leases, employment contract buyouts and litigation reserves. During the quarter ended March 31, 2002, the Company increased by $0.2 million its estimated loss on sale of its 85% ownership in its Canadian subsidiary, Ground Effects, Ltd, which was sold on January 31, 2002. Proceeds on the sale of Ground Effects, Ltd. approximated $1.6 million plus the assumption of the Canadian portion of the IBM debt. Offsetting the increase in the estimated loss on sale was net operating income for the first quarter of 2002. This net income was primarily due to a change in estimated carrying costs associated with the discontinued businesses during the first quarter of 2002.

         The following table sets forth the roll forward of the liabilities for estimated loss on sale and operating losses and carrying costs from December 31, 2001 through March 31, 2002. The additions represent operating income during the quarter.

                                                                                                            Balance
                                                                 Balance                                  March 31,
Type of Cost                                           December 31, 2001     Additions   Deductions            2002
--------------------------------------------------------------------------------------------------------------------
Estimated loss on sale, net of change in
  estimated operating losses                                      $1,173       $(1,279)        $106             $--
Carrying costs                                                     7,218            --       (1,295)          5,923
                                                      --------------------------------------------------------------
Total                                                             $8,391       $(1,279)      $1,189          $5,923
                                                      ==============================================================


10.      NON-CASH COMPENSATION EXPENSE

         The Company incurred approximately $0.3 million in non-cash compensation expense from re-pricing 19.3 million stock options during 2001. The options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and fluctuations in the Company's common stock price will result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expired.

11.      EQUITY IN NET LOSS OF AFFILIATE

         Equity in net loss of affiliate was $14.4 million and $0.1 million for three months ended March 31, 2002 and 2001, respectively. Included in the equity in net loss of affiliate for the three months ended March 31, 2002 is non-cash compensation expense. Pursuant to the terms of the Digital Angel and MAS merger agreement effective March 27, 2002, options to acquire shares of Digital Angel common stock were converted into options to acquire shares of MAS common stock. The conversion resulted in a new measurement date for the options and, as a result, the Company recorded its equity percentage of the one-time, non-recurring, non-cash compensation expense, which was approximately $14.3 million during the three months ended March 31, 2002. For current employees of Digital Angel, these options are considered fixed awards under APB Opinion No. 25 and expense was recorded for the intrinsic value of the options converted. For all others, expense was recorded for the fair value of the options converted in accordance with FAS 123. Fair value was determined by using the Black-Scholes option pricing model.

                       APPLIED DIGITAL SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


12.      NASDAQ LISTING REQUIREMENTS

         On May 2, 2002, the Company received a letter from Nasdaq containing a staff determination that it had regained compliance with Nasdaq's minimum bid price requirement of $1.00 per share. The Company had previously been given until May 15, 2002 to regain compliance with the minimum bid price requirement.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our 2001 Annual Report on Form 10-K.

     We are an advanced technology development company. We focus on developing advanced life-enhancing technology products and services. To date, we have developed three such products: (i) Digital Angel, for monitoring and tracking people and objects; (ii) VeriChip, an implantable radio frequency verification device that can be used for security, emergency and healthcare applications; and (iii) Thermo Life, a thermoelectric generator.

     Approximately two years ago, we developed a patent for what we believe is the world's first combination of advanced biosensor technology and web-enabled wireless telecommunications linked to GPS in a watch/pager device that communicates through proprietary software to a secure 24/7 operations center in California. This technology provides "where-you-are" and "how-you-are" information about loved ones (particularly elderly relatives and children), their location and their vital signs via the subscriber's computer, PDA or wireless phone. We branded this technology Digital Angel and merged the technology with a company formerly known as Destron Fearing Corporation. Our goal was to create a new corporation underpinned by the patented technology and complemented by the products and services and revenues of our existing business segments. We united our existing GPS, application service provider and animal tracking business units to form Digital Angel Corporation. Effective March 27, 2002, Digital Angel Corporation became its own public company through the merger of Medical Advisory Systems, Inc. (AMEX:DOC). We are the beneficial owner of approximately 77.46% of this new company. We launched Digital Angel, the product, on November 26, 2001.

     In October 2001, we announced our new wholly-owned subsidiary, Thermo Life Energy Corp, formerly Advanced Power Solutions, Inc., which will develop, market and license our new product, Thermo Life, the world's smallest thermoelectric generator powered by body heat. Thermo Life is intended to provide a miniaturized power source for a wide range of consumer electronic devices including attachable or implantable medical devices and wristwatches.

     In December 2001, we announced the development of a miniaturized, implantable verification chip, called VeriChip that can be used in a variety of security, emergency and healthcare applications. On February 7, 2002, we created a new wholly-owned subsidiary, VeriChip Corporation, which will develop, market and license VeriChip. About the size of the point of a typical ballpoint pen, each VeriChip will contain a unique verification number. Utilizing an external scanner, radio frequency energy passes through the skin energizing the dormant VeriChip, which then emits a radio frequency signal transmitting the verification number contained in the VeriChip.

     As a result of the merger of Digital Angel and MAS, which occurred on March 27, 2002, the significant restructuring of our business during the past year and our emergence as an advanced technology development company, we have re-evaluated and realigned our reporting segments. Effective January 1, 2002, we currently operate in one business segment - Advanced Technology. The business units comprising the Advanced Technology segment represent those business units that we believe will provide the necessary synergies, support and infrastructure to allow us to develop, promote and fully integrate our life-enhancing technology products and services. Business units that were part of our Continuing Operations and that were closed or sold during the 2001 and 2002 are reported as All Other. Prior to January 1, 2002, our business was organized into three segments: Applications, Services and Advanced Wireless. Prior period information has been restated to present the our reportable segment on a comparative basis.

     Additionally, our previously reported Intellesale and all other non-core business segments are reported as Discontinued Operations.

RECENT DEVELOPMENTS

     On March 27, 2002, Digital Angel merged with MAS. Also, pursuant to the merger agreement, we contributed all of our stock in Timely Technology Corp., our wholly owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary. Digital Angel, Timely Technology Corp. and Signature Industries, Limited are collectively referred to as the Advanced Wireless Group. In satisfaction of a condition to the consent to the merger by IBM Credit, we transferred to a Delaware business trust controlled by an advisory board all shares of MAS common stock owned by us and, as a result, the trust has legal title to approximately 77.46% of the MAS common stock. The trust has voting rights with respect to the MAS common shares until we repay our obligations to IBM Credit in full. We have retained beneficial ownership of the shares. The trust may be obligated to liquidate the shares of MAS common stock owned by it for the benefit of IBM Credit in the event we fail to make payments, or otherwise default, under our new credit agreement with IBM Credit, as discussed below. Such liquidation of the shares of MAS common stock will be in accordance with the Securities and Exchange Commission's rules and regulations governing affiliates.

     During the three months ended March 31, 2002, we recorded a net loss of $3.5 million arising from the transaction. The net loss is comprised of a loss of approximately $6.9 million resulting from the exercise of 1.5 million Digital Angel options, partially offset by a gain of approximately $3.4 million from the sale of approximately 22.54% of Digital Angel and the other subsidiaries comprising the Advanced Wireless Group as a result of the merger with MAS. The net loss is reflected in the equity section of the balance sheet at March 31, 2002.

     Our investment in the newly merged entity will not be consolidated and will be accounted for in a manner similar to the equity method post merger, except if and until such time the shares of MAS revert back to us, equity in losses will be recognized but not equity in income.


     Credit Agreement

     On January 31, 2002 and again on February 27, 2002, we entered into amendments to our credit agreement with IBM Credit. These amendments extended the principal and interest payments, which were due to April 2, 2002, including principal payments that were initially due on July 1, 2001.

     Effective March 27, 2002, we entered into a new credit agreement with IBM Credit. Amounts outstanding under the new credit agreement of $82.1 million at March 31, 2002 bear interest at an annual rate of 17% and mature on February 28, 2003. No principal or interest payments are due until the maturity date. However, the maturity date will be extended for consecutive one-year periods if we repay at least $32.8 million, or 40% of the principal amount outstanding plus accrued interest and expenses prior to February 28, 2003 and an additional 40% of the principal amount outstanding plus accrued interest and expenses prior to February 28, 2004. In any event, all amounts outstanding will be required to be repaid by August 15, 2005. If all amounts are not repaid by February 28, 2003, the unpaid amount will accrue interest at an annual rate of 25%. If not repaid by February 28, 2004, the interest rate increases to 35%.

     Our new credit agreement with IBM Credit also contains debt covenants relating to our financial position and performance, as well as the financial position and performance of Digital Angel Corporation. The new credit agreement also prohibits us from borrowing funds from other lenders, and does not provide for any additional advances.

     RESULTS OF CONTINUING OPERATIONS

     The following table summarizes our results of operations as a percentage of net operating revenue for the three month periods ended March 31, 2002 and 2001 and is derived from the unaudited consolidated statements of operations in Part I, Item 1 of this report.


                                                                                         RELATIONSHIP TO
                                                                                             REVENUE
                                                                             ----------------------------------------
                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                             ----------------------------------------
                                                                                       2002                2001
                                                                                       ----                ----
                                                                                          %                   %
                                                                                          -                   -
Product revenue                                                                        81.6                72.5
Service revenue                                                                        18.4                27.5
                                                                             ----------------------------------------
Total revenue                                                                         100.0               100.0
Cost of goods sold                                                                     73.2                69.3
Cost of services sold                                                                  43.2                47.7
                                                                             ----------------------------------------
Total cost of goods and services sold                                                  67.3                63.4
                                                                             ----------------------------------------
Gross profit                                                                           32.3                36.6
Selling, general and administrative expense                                            29.3                37.3
Research and development                                                                5.0                 2.9
Non-cash compensation expense                                                           1.0                  --
Depreciation and amortization                                                           3.4                13.6
Interest income                                                                        (0.3)               (1.0)
Interest expense                                                                        7.0                 4.5
                                                                             ----------------------------------------
Income (loss) from continuing operations before income taxes, minority
    interest and equity in net loss of affiliate                                      (13.1)              (20.7)
Provision for income taxes                                                             (0.4)               (3.3)
                                                                             ----------------------------------------
Income (loss) from continuing operations before minority interest and
    equity in net loss of affiliate                                                   (13.5)              (24.0)
Minority interest                                                                        --                (0.2)
Equity in net loss of affiliate                                                       (49.3)                0.2
                                                                             ----------------------------------------
Income (loss) from continuing operations                                              (62.8)              (24.0)
Income from discontinued operations, net of income taxes                                4.4                 0.4
                                                                             ----------------------------------------
Net income (loss)                                                                     (58.4)              (23.6)
Preferred stock dividends                                                                --                 0.5
Accretion of beneficial conversion feature of redeemable preferred stock -
    series C                                                                             --                 5.2
                                                                             ----------------------------------------
Net loss available to common shareholders                                             (58.4)              (29.3)
                                                                             ========================================

     REVENUE

     Revenue from continuing operations for the first quarter of 2002 decreased $18.2 million, or 38.4%, to $29.2 million from $47.4 million in the first quarter of 2001.

     Revenue from continuing operations during the three months ended March 31, 2002 and 2001 by segment was as follows:

                                                            THREE MONTHS ENDED MARCH 31,
                                                                   (IN THOUSANDS)
                                 ------------------------------------------------------------------------------------
                                                        2002                                     2001
                                                        ----                                     ----
                                 ------------------------------------------------------------------------------------
                                      Product       Service       Total        Product       Service         Total
                                      -------       -------       -----        -------       -------         -----
     Advanced Technology              $22,782        $4,981      $27,763       $27,109        $5,933        $33,042
     All other                          1,013           375        1,388         7,274         7,093         14,367
                                 --------------------------------------------------------  --------------------------
     Total                            $23,795        $5,356      $29,151       $34,383       $13,026        $47,409
                                 ========================================================  ==========================


     Advanced Technology's revenue decreased $5.3 million in the first quarter of 2002 compared to the first quarter of 2001. When compared to the amounts for the quarter ended March 31, 2001, product revenue decreased by $4.3 million, or 16.0%, and service revenue decreased by $1.0 million, or 16.0%. These decreases were due to several factors including:

         o Reduced sales in the animal tracking business primarily as a result of orders to replenish inventory and billings for the infrastructure associated with a customer's launch of our products in France during the first quarter of 2001, which were not repeated during the first quarter of 2002;

         o Government contract projects which we expected to complete in the first quarter of 2002 that will not be realized until the second quarter of 2002; and

         o A reduction in demand for certain of our software products and networking services during the first quarter of 2002.

     All Other's revenue decreased $13.0 million, or 90.3%, in the first quarter of 2002 compared to the first quarter of 2001. The decrease was due to the sale or closure of the majority of the business units comprising this group during the last half of 2001 and the first quarter of 2002.

     GROSS PROFIT AND GROSS PROFIT MARGIN

     Gross profit from continuing operations for the first quarter of 2002 decreased $7.9 million, or 45.7%, to $9.4 million from $17.3 million in 2001. Our gross profit margin was 32.3% and 36.6% of revenue for the three months ended March 31, 2002 and 2001, respectively.

     Gross profit from continuing operations during the three months ended March 31, 2002 and 2001 by segment was as follows:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                         (IN THOUSANDS)
                                        ---------------------------------------------------------------------------------
                                                               2002                                    2001
                                                               ----                                    ----
                                        ---------------------------------------------------------------------------------
                                              Product       Service       Total       Product       Service      Total
                                              -------       -------       -----       -------       -------      -----
     Advanced Technology                      $5,551        $2,703        $8,254       $7,480       $3,121      $10,601
     All other                                   825           340         1,165        3,059        3,688        6,747
                                        ------------------------------------------- -------------------------------------
     Total                                    $6,376        $3,043        $9,419      $10,539       $6,809      $17,348
                                        =========================================== =====================================

     Gross profit margin from continuing operations during the three months ended March 31, 2002 and 2001 by segment was as follows:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                         (IN THOUSANDS)
                                        ---------------------------------------------------------------------------------
                                                               2002                                    2001
                                                               ----                                    ----
                                        ---------------------------------------------------------------------------------
                                              Product       Service       Total       Product       Service      Total
                                              -------       -------       -----       -------       -------      -----

                                                   %             %             %            %            %            %
     Advanced Technology                        24.4          54.3          29.7         27.6         52.6         32.1
     All other                                  81.4          90.7          91.6         42.1         52.0         47.0
                                        ------------------------------------------ --------------------------------------

                                        ========================================== ======================================
     Total                                      26.8          56.8          32.3         30.7         52.3         36.6
                                        ========================================== ======================================


     Advanced Technology's gross profit decreased $2.3 million in the first quarter of 2002, and margins decreased to 29.7% from 32.1% in the first quarter of 2001. We attribute the decrease in gross profit primarily to the reduction in sales during the first quarter of 2002 and the decrease in margin primarily to a one-time order for networking products during the first quarter of 2002 that yielded lower margins than we typically realize for our products.

     All Other's gross profit decreased $5.6 million, or 82.7%, during the first quarter of 2002. Gross margin percentage increased to 91.6% in the first quarter of 2002 from 47.0% in 2001. The decreased in gross profit resulted from the sale or closure of the majority of the business units comprising this group during the last half of 2001 and the first quarter of 2002. We attribute the increase in gross margin percentage to the sale and closure of business units within this group. The majority of the business units that were sold or closed earned lower gross margins on average than the remaining business unit comprising the group during the first quarter of 2002.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses from continuing operations approximated $8.5 million in the first quarter of 2002, a decrease of $9.2 million, or 52.0%, from the $17.7 million reported in the first quarter of 2001. As a percentage of total revenue, selling, general and administrative expenses from continuing operations decreased to 29.3% in the first quarter 2002, from 37.3% in the first quarter of 2001.

     Selling, general and administrative expense from continuing operations during the three months ended March 31, 2002 and 2001 by segments was as follows:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                         (IN THOUSANDS)
                                                                             ---------------------------------------
                                                                                     2002                2001
                                                                                     ----                ----
Advanced Technology                                                                 $7,622             $10,843
All Other                                                                              914               6,830
                                                                             ---------------------------------------
Total                                                                               $8,536             $17,673
                                                                             =======================================


     Selling, general and administrative expense from continuing operations as a percentage of revenue during the three months ended March 31, 2002 and 2001 by segments was as follows:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                     2001                2000
                                                                                     ----                ----
                                                                             ---------------------------------------
                                                                                       %                  %
                                                                                       -                  -
Advanced Technology                                                                  27.5                32.8
All Other                                                                            65.9                47.5
                                                                             ---------------------------------------
Total                                                                                29.3                37.3
                                                                             =======================================

     Advanced Technology's selling general and administrative expense decreased $3.2 million, or 29.6%, to $7.6 million in the first quarter of 2002 from $10.8 million in the first quarter of 2001. We attribute the reduction primarily to the cost saving initiatives and staff reductions that we began during the last nine months of 2001.

     All Other's general and administrative expenses decreased $5.9 million, or 86.8%, to $0.9 million in the first quarter of 2002 from the $6.8 million reported in the first quarter of 2001. The decrease resulted from the sale or closure of all but one of the business units comprising this group during the last half of 2001 and the first quarter of 2002.

     RESEARCH AND DEVELOPMENT

     Research and development expense from continuing operations was $1.4 million and $1.4 million for the three months ended March 31, 2002 and 2001, respectively. Research and development expense increased to 5.0% of revenue in the first quarter of 2002 from 2.9% of revenue in the first quarter of 2001. Research and development expense relates primarily to the development of Digital Angel and VeriChip.

     Research and expense from continuing operations during the three months ended March 31, 2002 and 2001 by segments was as follows:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                         (IN THOUSANDS)
                                                                             ---------------------------------------
                                                                                     2002              2001
                                                                                     ----              ----
Advanced Technology                                                                 $1,448            $1,385
All Other                                                                               --                --
                                                                             ---------------------------------------
Total                                                                               $1,448            $1,385
                                                                             =======================================


     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense from continuing operations for the first quarter of 2002 decreased $5.5 million, or 84.6%, to $1.0 million from $6.5 million in the first quarter of 2001. As a percentage of revenue, depreciation and amortization expense decreased to 3.4% in the first quarter of 2002 from 13.6% in the first quarter of 2001.

     Depreciation and amortization expense from continuing operations during the three months ended March 31, 2002 and 2001 by segments was as follows:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                         (IN THOUSANDS)
                                                                             ---------------------------------------
                                                                                     2002              2001
                                                                                     ----              ----
Advanced Technology                                                                   $993              $854
All Other                                                                                9               404
Eliminations (1)                                                                        --             5,200
                                                                             =======================================
Total                                                                               $1,002            $6,458
                                                                             =======================================

(1) Includes consolidation adjustments for goodwill amortization of $0 million and $5.2 million in 2002 and 2001, respectively. Under FAS 142, which we adopted on January 1, 2002, goodwill and certain other intangible assets are no longer amortized.

     Advanced Technology's depreciation and amortization expense increased by $0.1 million, or 11.1%, to $1.0 million in the first quarter of 2002 from $0.9 million in the first quarter of 2001. We attribute the increase to capital expenditures during the last nine months of 2002, offset by a reduction in goodwill amortization.

     All Other's depreciation and amortization expense decreased due to the sale or closure of the majority of the business units comprising this group during the last half of 2001 and the first quarter of 2002.

     NON-CASH COMPENSATION EXPENSE

     Non-cash compensation expense was approximately $0.3 million for the three months ended March 31, 2002. The non-cash compensation expense resulted from re-pricing 19.3 million stock options during 2001. The options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and fluctuations in our common stock price will result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expire.

     INTEREST INCOME AND EXPENSE

     Interest income was $0.1 million and $0.5 million, for the first quarter of 2002 and 2001, respectively. Interest income is earned primarily from short-term investments and notes receivable.

     Interest expense was $2.1 million and $2.1 million for the first quarter of 2002 and 2001, respectively. Interest expense is primarily a function of the level of outstanding debt and is principally associated with notes payable and term loans.

     INCOME TAXES

     We had a negative effective income tax rate of 2.8% and 15.8% in the first quarter of 2002 and 2001, respectively. Differences in the effective income tax rate from the statutory federal income tax rate arise primarily from the recognition of net operating loss carryforwards, non-deductible goodwill amortization associated with acquisitions and state taxes net of federal benefits. In addition, the rate for the first quarter of 2001 was impacted by our projection of taxable income with a book loss from continuing operations for the year ended December 31, 2001.

     EQUITY IN NET LOSS OF AFFILIATE

         Equity in net loss of affiliate was $14.4 million and $0.1 million for three months ended March 31, 2002 and 2001, respectively. Included in the equity in net loss of affiliate for the three months ended March 31, 2002 is non-cash compensation expense. Pursuant to the terms of the Digital Angel and MAS merger agreement effective March 27, 2002, options to acquire shares of Digital Angel common stock were converted into options to acquire shares of MAS common stock. The conversion resulted in a new measurement date for the options and, as a result, we recorded our equity percentage of the one-time, non-recurring, non-cash compensation expense, which was approximately $14.3 million during the three months ended March 31, 2002. For current employees of Digital Angel, these options are considered fixed awards under APB Opinion No. 25 and expense was recorded for the intrinsic value of the options converted. For all others, expense was recorded for the fair value of the options converted in accordance with FAS 123. Fair value was determined by using the Black-Scholes option pricing model.

RESULTS OF DISCONTINUED OPERATIONS

     On March 1, 2001, our board of directors approved a plan to offer for sale our Intellesale business segment and all of our other "non-core businesses". Accordingly, the operating results of these entities have been reclassified and reported as discontinued operations for all periods presented. As of March 1, 2002, we had sold or closed substantially all of the businesses classified as Discontinued Operations. There are two insignificant companies remaining, which had combined revenues and net losses for the quarter ended March 31, 2002 of $0.3 million and $0.1 million, respectively. We anticipate selling these two remaining companies within the next several months. We use proceeds from the sales of companies classified as Discontinued Operations to repay amounts outstanding under the IBM Agreement.

     The following discloses the results of Intellesale and all other non-core businesses comprising discontinued operations for the period from January 1, 2001 through March 1, 2001, the measurement date:

                                                                                  January 1, through
                                                                                       March 1,
                                                                             -----------------------------
                                                                                (amounts in thousands)
                                                                                          2001
                                                                                          ----
     Product revenue                                                                    $13,039
     Service revenue                                                                        846
                                                                             -----------------------------
     Total revenue                                                                       13,885
     Cost of products sold                                                               10,499
     Cost of services sold                                                                  259
                                                                             -----------------------------
     Total cost of products and services sold                                            10,758
                                                                             -----------------------------
     Gross profit                                                                         3,127
     Selling, general and administrative expenses                                         2,534
     Depreciation and amortization                                                          264
     Interest, net                                                                           29
     Provision for income taxes                                                              34
     Minority interest                                                                       53
                                                                             -----------------------------
     Income from discontinued operations                                                   $213
                                                                             =============================

     The above results do not include any allocated or common overhead expenses. Included in Interest, net, above are interest charges based on the debt of one of these businesses. A purchaser assumed this debt when the business was sold on January 31, 2002.

     We recorded a provision for operating losses, estimated loss on sale and carrying costs during the phase-out period including operating and other disposal costs to be incurred in selling the businesses. Carrying costs primarily include the cancellation of facility leases, employment contract buyouts and litigation reserves. During the quarter ended March 31, 2002, we increased by $0.2 million the estimated loss on sale of our 85% ownership in our Canadian subsidiary, Ground Effects, Ltd, which we sold on January 31, 2002. Proceeds from the sale of Ground Effects, Ltd. approximated $1.6 million plus the assumption of the Canadian portion of the IBM debt. Offsetting the increase in the estimated loss on sale was net operating income for the first quarter of 2002. This net income was primarily due to a change in estimated carrying costs associated with these discontinued businesses during the first quarter of 2002.

     The following table sets forth the roll forward of the liabilities for estimated loss on sale and operating losses and carrying costs from December 31, 2001 through March 31, 2002.

                                                                                                            Balance
                                                                 Balance                                  March 31,
Type of Cost                                           December 31, 2001     Additions   Deductions            2002
                                                                            (amounts in thousands)
Estimated loss on sale, net of change in
  estimated operating losses                                      $1,173       ($1,279)        $106             $--
Carrying costs                                                     7,218            --       (1,295)          5,923
                                                      -------------------------------------------------------------
Total                                                             $8,391       $(1,279)      $1,189          $5,923
                                                      ==============================================================


     LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

     As of March 31, 2002, cash and cash equivalents totaled $7.0 million, an increase of $3.3 million, or 89.2%, from $3.7 million at December 31, 2001.

         Cash of $2.2 million was provided by operations and cash of $0.2 million was used by operations during the first three months of 2002 and 2001, respectively. In the three months ended March 31, 2002, cash was provided primarily by collections on accounts receivable and cash was used primarily to decrease accounts payable and accrued expenses and to purchase inventory. In the first three months of 2001, cash was used primarily to decrease accounts payable and accrued expenses and to fund discontinued operations, after adjusting for the net loss, the income from discontinued operations and for non-cash charges. Partially offsetting the uses of cash were increases in cash from the collection of accounts receivable, decreases in inventory and other current assets.

     Due from buyers of divested subsidiaries represented the deferred purchase price due on the sale of several businesses during the fourth quarter of 2001. We collected these proceeds during the first quarter of 2002.

     Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased by $8.4 million, or 38.4%, to $13.5 million at March 31, 2002 from $21.9 million at December 31, 2001. We attribute the decrease primarily to our investment in the new Digital Angel Corporation, which we are accounting for under a modified equity method. At December 31, 2001, Digital Angel's, Timely Technology Corp.'s and Signature Industries, Limited's (the Advanced Wireless Group's) balance sheets were presented on a consolidated basis.

     Inventory levels decreased by $4.6 million, or 74.2%, to $1.6 million at March 31, 2002 from $6.2 million at December 31, 2001. We attribute the decrease primarily to the fact that we no longer consolidate the Advanced Wireless Group at March 31, 2002.

     Other current assets were $4.5 million at March 31, 2002 compared to $4.8 million at December 31, 2001. We attribute the decrease primarily to the fact that we no longer consolidate the Advanced Wireless Group at March 31, 2002.

     Accounts payable decreased by $6.5 million, or 42.2%, to $8.9 million at March 31, 2002 from $15.4 million at December 31, 2001. We attribute the decrease primarily to the fact that we no longer consolidate the Advanced Wireless Group at March 31, 2002. Also, a reduction in accounts payable for various business units classified as All Other contributed to the decrease, since all but one of these business units had ceased operations as of March 31, 2002.

     Accrued expenses decreased by $5.2 million, or 28.6%, to $13.0 million at March 31, 2002 from $18.2 million at December 31, 2001. We attribute the decrease to the fact that we no longer consolidate the Advanced Wireless Group at March 31, 2002 and because accrued interest at December 31, 2001 related to the IBM debt has been converted into principal under the terms of our new credit agreement.

     Investing activities provided cash of $5.1 million in the first quarter of 2002, and used cash of $1.9 million in the first quarter of 2001. In the first quarter of 2002, cash was provided primarily by collections of amounts due from buyers of divested subsidiaries of $2.6 million, proceeds from the sale of property and equipment of $2.5 million and proceeds from the sale of subsidiaries and business assets of $0.7 million. Partially offsetting the amounts provided were cash used by discontinued operations of $0.7 million and cash used to purchase property and equipment of $0.2 million. In the first quarter of 2001, $1.9 million was used to acquire property and equipment, $1.4 million was used by discontinued operations and $0.5 million was used to increase other assets. Partially offsetting these uses was cash of $1.9 million advanced against notes receivable.

     Financing activities in the first quarter of 2002 used cash of $4.0 million and financing activities in the first quarter of 2001 provided cash of $0.5 million. In the first quarter of 2002, cash was used primarily to repay $4.7 million against long-term debt and notes payable. Partially offsetting the use of cash during the first quarter of 2002 was cash of $0.9 million provided from the issuance of common shares. The primary source of cash in the first quarter of 2001 was borrowings of $1.6 million against notes payable. The primary use of cash during the first quarter of 2001 was payments on long-term debt of $1.1 million.

     Debt, Covenant Compliance and Liquidity

     On March 1, 2002, we and Digital Angel Share Trust, a newly created Delaware business trust, entered into a new credit agreement with IBM Credit, which became effective on March 27, 2002, the effective date of the merger between Digital Angel and MAS. Amounts outstanding under the new credit agreement of $82.1 million at May 10, 2002, bear interest at an annual rate of 17% and mature on February 28, 2003. No principal or interest payments are due until the maturity date. However, the maturity date will be extended for consecutive one-year periods if we repay at least $32.8 million, or 40% of the original principal amount outstanding plus accrued interest and expenses prior to February 28, 2003 and an additional 40% of the original principal amount outstanding plus accrued interest and expenses prior to February 28, 2004. In any event, all amounts outstanding will be required to be repaid by August 15, 2005. If all amounts are not repaid by February 28, 2003, the unpaid amount will accrue interest at an annual rate of 25%. If not repaid by February 28, 2004, the interest rate increases to 35%.

     The new credit agreement with IBM Credit contains debt covenants relating to our financial position and performance, as well as the financial condition and performance of the Digital Angel Corporation as follows:

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
        -----------------------------------------------------------------------------------------------------------


     In satisfaction of a condition to the consent to the merger by IBM Credit, we transferred to the Digital Angel Share Trust, which is controlled by an advisory board, all shares of Digital Angel common stock owned by us and, as a result, the trust has legal title to approximately 77.46% of the Digital Angel common stock. The trust has voting rights with respect to the Digital Angel Corporation common stock until we repay our obligations to IBM Credit in full. We retained beneficial ownership of the shares. The trust may be obligated to liquidate the shares of Digital Angel Corporation common stock owned by it for the benefit of IBM Credit in the event we fail to make payments, or otherwise default, under the new credit agreement with IBM Credit. Such liquidation of the shares of Digital Angel Corporation common stock will be in accordance with the SEC rules and regulations governing affiliates.

     At March 31, 2002, we were in compliance with our debt covenants. We currently expect to meet and be in compliance throughout 2002 with the covenants in our new credit agreement. However, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, our ability to remain in compliance with the covenants may be adversely affected. On several occasions during 2001, we failed to comply with the covenants contained in our previous credit agreement with IBM Credit, and, as a result, at times we were in default under that agreement. In the absence of a waiver or amendment to the financial covenants, such noncompliance would constitute an event of default under the new credit agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts we owe them. In the event that such noncompliance appears likely, or occurs, we will seek to renegotiate the covenants and/or obtain waivers, as required. There can be no assurance however that we would be successful in negotiating such amendments or obtaining such waivers.

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

     Amounts outstanding under the new credit agreement are secured by a security interest in substantially all of our assets, excluding the assets of Digital Angel Corporation. The shares of our subsidiaries, including the Digital Angel Corporation common stock held in the Digital Angel Share Trust, also secure the amounts outstanding under the credit agreement.

     Sources of Liquidity

     If we are unable to generate the funds that will be required for the payments under our new credit agreement, as discussed above, shares of Digital Angel Corporation common stock initially owned by us upon completion of the merger between Digital Angel and Digital Angel Corporation and transferred to the Digital Angel Share Trust may be liquidated, if so directed by IBM Credit, to provide funds necessary to make these payments. The new credit agreement prohibits us from borrowing funds from other lenders, and does not provide for any further advances by IBM Credit. In addition, our prior accountants have expressed doubt about our ability to continue as a going concern. Accordingly, there can be no assurance that we will have access to funds necessary to repay IBM Credit or to provide for our ongoing operating expenses to the extent not provided from our ongoing operating revenue. In addition we may be able to use proceeds from the sale of businesses, proceeds from the sale of common and preferred shares, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings to fund ongoing operations. There can be no assurance however, that these options will be available, or if available, on favorable terms. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions.

     Outlook

     We are constantly looking for ways to maximize shareholder value. As such, we are continually seeking operational efficiencies and synergies within our operating segment as well as evaluating acquisitions of businesses and customer bases which complement our operations. These strategic initiatives may include acquisitions, raising additional funds through debt or equity offerings, or the divestiture of non-core business units that are not critical to our long-term strategy or other restructuring or rationalization of existing operations. We will continue to review all alternatives to ensure maximum appreciation of our shareholders' investments. There can be no assurance however, that any initiatives will be found, or if found, that they will be on terms favorable to us.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the FASB issued FAS No. 141 Business Combinations and FAS No. 142 Goodwill and Other Intangible Assets. FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We adopted the provisions of each statement, which apply to goodwill and certain intangibles acquired prior to June 30, 2001, on January 1, 2002. The adoption of these standards had the impact of reducing our amortization of goodwill commencing January 1, 2002. There was no impairment of goodwill upon adoption of FAS 142. However, future impairment reviews may result in periodic write-downs.

     In August 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supercede the provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from Discontinued Operations to be displayed in Discontinued Operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. This statement is effective for fiscal years beginning after December 15, 2001. We adopted this statement on January 1, 2002. The adoption of FAS 144 did not have a material impact on our operations or financial position.

     In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. We have not yet determined what impact the adoption of FAS 145 will have on our operations and financial position.

     FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

     RISK FACTORS

     You should carefully consider the risk factors listed below. These risk factors may cause our future earnings to be less or our financial condition to be less favorable than we expect. You should read this section together with the other information contained herein.

     FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK.

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

     WE CANNOT BE CERTAIN OF FUTURE FINANCIAL RESULTS.

     We reported a net loss from continuing operations of $18.3 million for the first quarter of 2002. We incurred losses of $198.1 million and $29.2 million from continuing operations for the years ended December 31, 2001 and 2000, respectively. We reported income from continuing operations of $2.6 million for the year ended December 31, 1999 which included a loss from continuing operations of $17.4 million, offset by a gain of $20.0 million from the sale of our Canadian subsidiary, TigerTel, Inc. Our business plan depends on our attaining and maintaining profitability; however, while we cannot predict whether we will remain profitable in the future. Our profitability depends on many factors, including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market new products and technologies. We may not be able to sustain or increase profitability on a quarterly or annual basis. In addition, if we fail to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may fall.

     OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE, AND YOU MAY BE UNABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE AT WHICH YOU ACQUIRE THEM.

     Since January 1, 2000, the price per share of our common stock has ranged from a high of $18.00 to a low of $0.11. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations in response to factors, including the following:

          (i) Significant changes to our business resulting from acquisitions and/or expansions into different product lines;

          (ii) quarterly fluctuations in our financial results or cash flows;

          (iii) changes in investor perception of us or the market for our products and services;

          (iv) changes in economic and capital market conditions for other companies in our market sector; and

          (v)    changes in general economic and market conditions.

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

     IF WE ARE REQUIRED TO DELIST OUR COMMON STOCK, TRADING IN OUR SHARES COULD DECREASE AND THE MARKET PRICE OF OUR SHARES COULD DECLINE.

     Our ability to remain listed on the Nasdaq National Market depends on our ability to satisfy applicable Nasdaq criteria including our ability to maintain a minimum bid price of $1.00 per share. We recently received a letter from Nasdaq containing a staff determination that we had failed to comply with the minimum bid price requirement. On May 2, 2002 we receive a letter from the Nasdaq stating that we had regained compliance. However, if we are unable to maintain compliance with the minimum bid price requirement, Nasdaq may begin procedures to remove our common stock from the Nasdaq National Market.

     If we were to be delisted from the Nasdaq National Market, an active trading market for our common stock may no longer exist. As a result, trading in our shares of common stock could decrease substantially, and the price of our shares of common stock may decline.

     IF WE ARE REQUIRED TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN CONNECTION WITH PRIOR ACQUISITIONS, OUR STOCK MAY BE FURTHER DILUTED.

     As of March 31, 2002, there were 267,619,643 shares of our common stock outstanding. Since January 1, 2001, we have issued a net aggregate of 168,807,876 shares of common stock, of which 83,759,195 shares were issued in connection with acquisitions of businesses and assets and 64,810,635 shares were issued upon conversion of our Series C preferred stock. We have effected, and will likely continue to effect, acquisitions or contract for services through the issuance of common stock or our other equity securities. In addition, we have agreed to "price protection" provisions in prior acquisition and other agreements which may result in additional shares of common stock being issued. Such issuances of additional securities may be dilutive to the value of our common stock and may have an adverse impact on the market price of our common stock.

     COMPETITION COULD REDUCE OUR MARKET SHARE AND DECREASE OUR REVENUE.

     Each of our business units is highly competitive, and we expect that competitive pressures will continue in the future. Many of our competitors have far greater financial, technological, marketing, personnel and other resources than us. The areas which we have identified for continued growth and expansion are also target market segments for some of the largest and most strongly capitalized companies in the United States and Europe. In response to competitive pressures, we may be required to reduce prices or increase spending in order to retain or attract customers or to pursue new market opportunities. As a result, our revenue, gross profit and market share may decrease, each of which could significantly harm our results of operations. In addition, increased competition could prevent us from increasing our market share, or cause us to lose our existing market share, either of which would harm our revenues and profitability. We cannot assure you that we will have the financial, technical, marketing and other resources required to successfully compete against current and future competitors or that competitive pressures faced by us will not harm our business, financial condition or results of operations.

     WE HAVE ENTERED INTO EARNOUT AGREEMENTS FOR COMPANIES WHICH WE HAVE ACQUIRED, WHICH COULD REQUIRE US TO PAY ADDITIONAL CASH OR STOCK
CONSIDERATION TO THE SELLERS OF THESE BUSINESSES.

     We have entered into earnout arrangements under which sellers of some of the businesses we acquired are entitled to additional consideration for their interests in the companies they sold to us. Under these agreements, assuming that all earnout profits are achieved, at March 31, 2002, we are contingently liable for additional consideration of approximately $15.9 million in 2002 which would be payable in shares of our common stock. If we are required to issue additional shares pursuant to these earnout arrangements, it could cause further dilution and adversely affect the market price of our common stock.

     WE MAY BE UNABLE TO COMPLY WITH THE REQUIREMENTS OF OUR CREDIT FACILITY, WHICH COULD RESULT IN A DEFAULT UNDER THAT AGREEMENT ENABLING IBM CREDIT TO DECLARE AMOUNTS BORROWED DUE AND PAYABLE IMMEDIATELY.

     On several occasions during 2001, we failed to comply with the covenants contained in our previous credit agreement with IBM Credit, and, as a result, at times we were in default under that agreement. We entered into a new credit agreement with IBM Credit, which became effective on March 27, 2002, upon the completion of the merger between Digital Angel and MAS. The new credit agreement contains various financial and other restrictive covenants that, among other things, limit our ability to borrow additional funds and declare and pay dividends, and requires us to, among other things, maintain various financial ratios and comply with various other financial covenants.

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

     We may require additional capital for our ongoing operations or to repay IBM Credit the amounts owed it. Under the terms of the new credit agreement with IBM Credit Corporation, which became effective on March 27, 2002, the effective date of the merger between Digital Angel and MAS, amounts outstanding bear interest at an annual rate of 17% and mature on February 28, 2003. No principal or interest payments are due until the maturity date. However, the maturity date will be extended for consecutive one-year periods if we repay at least $32.8 million, or 40% of the original principal amount outstanding, plus accrued interest and expenses, prior to February 28, 2003 and an additional 40% of the original principal amount outstanding, plus accrued interest and expenses, prior to February 28, 2004. In any event, all amounts outstanding will be required to be repaid by August 15, 2005. If all amounts are not repaid by February 28, 2003, the unpaid amount will accrue interest at an annual rate of 25%. If not repaid by February 28, 2004, the interest rate increases to 35%. We do not currently have the funds that will be required for such payments, and there is no likelihood that the funds will be available when required for these payments. Shares of MAS common stock, which we transferred to a Delaware business trust may be liquidated, if so directed by IBM Credit, to provide funds necessary to make these payments. Such liquidation of the shares of MAS common stock will be made in accordance with the SEC rules and regulations governing affiliates.

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

     WE HAVE BEEN, AND MAY CONTINUE TO BE, ADVERSELY AFFECTED BY RECENT
EVENTS.

     The events of September 11, 2001 in New York City and Washington, D.C. have, and are likely to continue to have, a negative effect on the economic condition of the U.S. financial markets in general and on the technology sector in particular. As a result of the current economic slowdown, which was exacerbated by the events of September 11, 2001, we have experienced deteriorating sales for certain of our businesses. This resulted in the shut down of several of our businesses during the third and fourth quarters of 2001. Also, letters of intent that we had received during the last half of 2001 and the first quarter of 2002 related to the sales of certain of our businesses indicated a decline in their fair values. As a result, we recorded asset impairment charges and increased inventory reserves during the third and fourth quarters of 2001. If the economic condition of the U.S. financial markets in general and of the technology sector in particular do not improve in the near term, and if the current economic slowdown continues, we may be forced to shut down additional businesses, causing us to incur additional charges, which could have a material adverse effect on our business, operating results and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     With the sale and closure of our Canadian and United Kingdom subsidiaries, we no longer have operations and foreign of the world. However, our United States companies may export and import to and from other countries. Our operations may therefore be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries.

     We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Borrowings under the existing credit agreement with IBM Credit bear interest at a fixed rate. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term investments.

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

         On April 7, 2000, we and Intellesale filed a counterclaim against David Romano and Eric Limont, the former owners of Bostek, Inc. and Micro Components International Incorporated, two companies acquired by Intellesale in June 1999, in the U.S. District Court for the District of Delaware for, generally, breach of contract, breach of fiduciary duty and fraud. Messrs. Romano and Limont had filed their claim generally alleging that their earnout payment from Intellesale was inadequate. In July 2000, we and Intellesale amended our counterclaim in the U.S. District Court for the District of Delaware to seek damages for, among other things, securities law violations. In addition, on May 19, 2000, Intellesale and two of its subsidiaries, Bostek, Inc. and Micro Components International Incorporated, filed suits against Messrs. Romano and Limont in Superior Court of Massachusetts to recover damages. In July 2000, Messrs. Romano and Limont amended their complaint in the U.S. District Court for the District of Delaware to add a claim for $10 million for the $10 million payment not made to them. As of January 16, 2001, we, Intellesale, Bostek, Inc. and Micro Components International Incorporated settled all claims with Messrs. Romano and Limont. As part of the settlement agreement, Messrs. Romano and Limont agreed to acquire shares of our common stock and to indemnify us against various other litigation filed against Bostek, Inc. The settlement agreement, which was consummated on April 12, 2002, provides for Messrs. Romano and Limont to purchase approximately 2.0 million shares of our common stock for a note receivable of $1.6 million due on October 12, 2003.

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

         During the quarter ended March 31, 2002, 510 Ryerson Road Inc. filed a lawsuit against us and one of our subsidiaries in connection with a lease for a facility that is no longer in use. We are vigorously defending this action.

         In the fourth quarter of 2000, the Company entered into an agreement to acquire an interest in Connect Intelligence Limited, an Irish company. A dispute between the Connect Intelligence sellers and us ensued and the sellers filed several litigations in Ireland and the United States. The litigations have been settled under the terms of a settlement agreement dated March 21, 2002. The settlement resulted in approximately 3.2 million shares of our common stock being issued to the sellers and resulted in a charge to us of approximately $1.0 million, which was accrued at December 31, 2001 and a payment to us of approximately $1.4 million, which we received in May 2002. At the time of the settlement agreement, the closing price of our common stock was $0.45 per share.

ITEM 2.  CHANGES IN SECURITIES

     Recent Sales of Unregistered Securities

     The following table lists all unregistered securities sold by the Company between January 1, 2002 and March 31, 2002. These shares were issued in (a) acquisition transactions to the selling shareholders in connection with the acquisition of a subsidiary in transactions directly negotiated by the stockholders in connection with the sale of their business or interest to the Company and pursuant to the "price protection" or "earnout" provisions of the agreement of sale, (b) for settlement of legal disputes,
(c) for employment or consulting services, or (d) for purchases of equipment. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or Rule 506 of Regulation D promulgated thereunder.

                                                     Aggregate                                               Number of
                                                     Amount of     Number of                                   Common
Name/Entity/Nature             Date of Sale        Consideration    Persons    Note     Issued For             Shares
----------------------------------------------------------------------------------------------------------------------
Amro Albanna                   January 2002             $8,550         1        1       Acquisition             13,746
Arthur F. Noterman             February 2002           $21,000         1        2       Services               140,000
Angela Sullivan                February 2002           $15,000         1        2       Services               100,000
Constance Weaver               February 2002           $21,000         1        2       Services               140,000
Daniel Penni                   February 2002           $21,000         1        2       Services               140,000
Garrett Sullivan               February 2002        $1,250,192         1        3       Services             2,500,000
South Seas Data, Inc.          February 2002               (a)         5        4       Settlement             590,760
Scott Lines                    February 2002           $50,000         1        5       Settlement             131,579
Kevin Barker                   February 2002           $28,537         1        6       Settlement              73,171
Douglas Marlin                 February 2002          $218,781         1        7       Settlement             487,805
Steve R. Matulich              February 2002           $32,250         1        8       Settlement              75,000
John McCarthy                  February 2002           $20,000         1        9       Acquisition             46,512
Avnet, Inc.                    February 2002          $167,000         1        10      Equipment              368,421
Pinacor, Inc.                  February 2002           $50,000         1        11      Equipment              147,058
Richard Sullivan               March 2002             $435,821         1        3       Services             2,912,141
Garrett Sullivan               March 2002              $27,687         1        3       Services               184,580
Fahnestock                     March 2002             $100,000         1        12      Services               250,000
                                                                                                          ------------
Total                                                                                                        8,300,773
                                                                                                          ============

     (a) Shares were issued in connection with price protection provisions of purchase and sale agreements and, accordingly, no consideration was exchanged at the time of sale.

1. Represents shares issued in connection with the "earnout" provision of the agreement of sale relating to a prior private transaction directly negotiated by the shareholders in connection with the sale of their business to us, which transactions were exempt from registration pursuant to Section 4 (2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the shareholder was acquiring the shares for investment and not for resale, and that the shareholder acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.

2. Represents shares issued in lieu of cash payments for director's fees for the second, third and fourth quarters of 2001. The certificates representing the shares were legended to indicate that they were restricted.

3. Represents shares issued in lieu of cash compensation. The certificates representing the shares were legended to indicate that they were restricted.

4. Represents shares issued in connection with price protection provisions of the settlement agreement pertaining to certain litigation between us and the shareholders of South Seas Data, Inc. pertaining to our termination of an agreement and plan of merger with South Seas Data, Inc., which transaction was exempt from registration pursuant to
     Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the purchaser was acquiring the shares for investment and not for resale, and that the purchaser acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.




5. Represents shares issued in connection with the settlement of a dispute between Mr. Lines and us, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the purchaser was acquiring the shares for investment and not for resale, and that the purchaser acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.

6. Represents shares issued in connection with the settlement of compensation and other disputes with Mr. Barker pertaining to his employment agreement, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the purchaser was acquiring the shares for investment and not for resale, and that the purchaser acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.

7. Represents shares issued in connection with the settlement of compensation and other disputes with Mr. Marlin pertaining to his employment agreement, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the purchaser was acquiring the shares for investment and not for resale, and that the purchaser acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.

8. Represents shares issued in connection with the settlement of certain litigation between us and the plaintiffs, Sophis Luna, William Bumby and Kerry Dennis, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the purchaser was acquiring the shares for investment and not for resale, and that the purchaser acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.

9. Represents shares issued as partial compensation for Mr. McCarthy's minority interest in Atlantic Systems, Inc., which we acquired immediately prior to, and in connection with, selling 100% of the stock of Atlantic Systems, Inc.

10. Represents shares issued for amounts owed to Avnet, Inc. for purchases of computer equipment, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that shares were acquired for investment and not for resale, and that the shares must be held until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted. Nasim Kahn, an officer of Avenet, Inc., has sole voting and dispositive power with respect to the shares held by Avnet, Inc.

11. Represents shares issued to Pinacor, Inc. in connection with and in settlement of amounts owing to Pinacor for purchases of equipment and related fees, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that shares were acquired for investment and not for resale, and that the shares must be held until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted. Raymond Stork, an officer of Pinacor, Inc., has sole voting and dispositive power with respect to the shares held by Pinacor, Inc.

12. Represents shares issued in connection with investment banking services provided in connection with the restructure of our credit facility with IBM Credit Corporation, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that shares were acquiring for investment and not for resale, and that the shares much be held until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted. Albert G. Lowenthal, Chairman, has sole voting and dispositive power with respect to the shares held by Fahnestock & Co. Inc.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

     (b)  REPORTS ON FORM 8-K

               (i) On March 8, 2002, we filed a Current Report on Form 8-K which included a copy of the Third Amended and Restated Credit Agreement dated March 1, 2002 between IBM Credit Corporation, the Company and Digital Angel Share Trust.

               (ii) On March 27, 2002, we filed a Current Report on Form 8-K announcing the completion of the merger of our subsidiary, Digital Angel Corporation and Medical Advisory Systems, Inc.

               (iii) On April 18, 2002, we filed a Current Report on Form 8-K, which announced the termination of PricewaterhouseCoopers LLP as our independent accountants and our engagement of Grant Thornton LLP as our new independent accountants. On April 22, 2002, we filed a Form 8-K/A amending our Current Report on Form 8-K filed on April 18, 2002 which included a letter from PricewaterhouseCoopers LLP addressed to the SEC.

                                  SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      APPLIED DIGITAL SOLUTIONS, INC.
                                      (Registrant)

Dated: May 20, 2002                    By:         /S/ EVAN C. MCKEOWN
                                            -----------------------------------
                                                       Evan C. McKeown
                                              Vice President, Chief Financial
                                                          Officer

                                  EXHIBITS

Exhibit
Number      Description
------      -----------
2.1         Agreement and Plan of Merger by and between Applied Digital
            Solutions, Digital Angel Corporation, Medical Advisory Systems,
            Inc. and Acquisition Subsidiary, Inc. dated as of November 1,
            2001.

3.1         Second Restated Articles of Incorporation of the Company
            (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Form S-3 File No.
            333-64605) filed with the Commission on June 23, 1999).

3.2 Amendment of Articles of Incorporation of the Company filed with the Secretary of State of the State of Missouri on September 5, 2000 (incorporated herein by reference to Exhibit 4.3 to the Company's Post-Effective Amendment No. 3 on Form S-3 to
            Registration Statement on Form S-4 (File No. 333-38420-02) filed with the Commission on September 29, 2000).

3.3         Certificate of Designation of Preferences of Series C
            Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on October 26, 2000).

3.4         Amended and Restated Bylaws of the Company dated March 31, 1998
            (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No.
            333-51067) filed with the Commission on April 27, 1998).

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

10.4 Second Amended and Restated Term and Revolving Credit Agreement, dated October 17, 2000, between the Company and IBM Credit
            Corporation, and others (incorporated by reference to Exhibit
            99.1 to the Company's Current Report on Form 8-K filed with the Commission on October 24, 2000).

10.5        Acknowledgement, Waiver and Amendment No. 1 to the Second
            Amended and Restated Term and Revolving Credit Agreement dated
            March 30, 2001 between Applied Digital Solutions, Inc. and IBM
            Credit Corporation, and others (incorporated by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2001).

10.6 Letter dated July 1, 2001 from IBM Credit Corporation amending the Second Amended and Restated and Revolving Credit Agreement, as amended (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on October 14, 2001).





Exhibit
Number      Description
------      -----------

10.7 Letter dated December 31, 2001 from IBM Credit Corporation amending the Second Amended and Restated Term and Revolving
            Credit Agreement, as amended (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1
            (File No. 333-75928) filed with the Commission on February 8,
            2002.

10.8 Letter dated January 31, 2002 from IBM Credit Corporation amending the Second Amended and Restated Term and Revolving
            Credit Agreement, as amended (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form
            S-1 (File No. 333-75928) filed with the Commission on February
            2, 2002.

10.9 Letter dated February 27, 2002 from IBM Credit Corporation amending the Second Amended and Restated Term and Revolving
            Credit Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 8, 2002.

10.10       Third Amended and Restated Term Credit Agreement dated March 1,
            2002 between Applied Digital Solutions, Inc., Digital Angel
            Share Trust and IBM Credit Corporation (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on March 8, 2002.

10.11       Trust Agreement dated March 1, 2002 between Applied Digital
            Solutions, Inc. and Digital Angel Share Trust incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on March 8, 2002.

10.12*      Richard J. Sullivan Employment Agreement.

10.13*      Garrett A. Sullivan Employment Agreement.

10.14* Dr. Peter Zhou Employment Agreement incorporated by reference to the Exhibit 10.19 to the Company's Registration Statement on
            Form S-1 (File No. 333-75928) filed with the Commission on
            February 8, 2002.

10.15* Jerome C. Artigliere Employment Agreement (incorporated by reference to the corresponding Exhibit to the Company's Annual
            Report on Form 10-K filed with the Commission on April 10,
            2001).

10.16* Michael E. Krawitz Employment Agreement (incorporated by reference to the corresponding Exhibit to the Company's Annual
            Report on Form 10-K filed with the Commission on April 10,
            2001).

10.17 Securities Purchase Agreement, dated as of October 24, 2000, relating to the Company's Series C Convertible Preferred Stock
            (incorporated by reference to Exhibit 10.1 to the Company's
            Current Report on Form 8-K filed with the Commission on October
            26, 2000).

10.18 Form of warrant to purchase common stock of the Company issued to the holders of the Series C Convertible Preferred Stock
            (incorporated by reference to Exhibit 4.1 to the Company's
            Current Report on Form 8-K filed with the Commission on October
            26, 2000).

10.19 Registration Rights Agreement between the Company and the holders of the Series C Convertible Preferred Stock
            (incorporated by reference to Exhibit 10.2 to the Company's
            Current Report on Form 8-K filed with the Commission on October
            26, 2000).

---------
* Management contract or compensatory plan.