Form 10-Q/A
period 2002-03-31
APPLIED DIGITAL SOLUTIONS INC
filed 2002-07-18
CIK 924642

    As filed with the Securities and Exchange Commission on July 18, 2002
------------------------------------------------------------------------------





                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                    -------------------------------------

                                 FORM 10-Q/A
                                 (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended March 31, 2002
                                     or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934.
                   For the transition period from      to
                                                  ----    ----

                       COMMISSION FILE NUMBER: 0-26020

                       APPLIED DIGITAL SOLUTIONS, INC.
           (Exact name of registrant as specified in its charter)

              MISSOURI                                 43-1641533
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

                              EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A amends and restates
Part I, Items I and II of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, filed by the Registrant on May 20, 2002. On May 16, 2002, the Registrant filed a Notification of Late Filing on Form 12b-25 indicating that it had a disagreement with its former outside auditing firm, Grant Thornton LLP, concerning the proper accounting treatment with respect to certain options and, as a result of this disagreement, Grant Thornton LLP communicated its resignation in a letter to the Registrant dated May

14, 2002. Grant Thornton LLP has advised the Company that it has not completed its review of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and should not be associated with that report in any way. Due to the timing of the resignation, the Registrant had not engaged an outside auditing firm to replace Grant Thornton LLP. As a result of the foregoing, the interim financial statements contained in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 20, 2002, had not been reviewed by an independent public accountant as required pursuant to Rule 10-01(d) of Regulation S-X (SAS 71 review). Subsequently, the Registrant engaged Eisner LLP as its outside auditing firm. Eisner LLP has performed and completed its SAS 71 review of the Registrant's first quarter financial statements and, accordingly, the Registrant is filing this amended Form 10-Q/A to present the reviewed financial statements.

The Registrant's first quarter results as reported on Form 10-Q/A for the fiscal quarter ended March 31, 2002, reflects certain significant changes from the original Quarterly report on Form 10-Q for the same period. The changes arise primarily from a difference in the basis of presentation from the modified equity method of accounting as originally filed to the consolidation method as reflected in the amended Form 10-Q/A. The consolidation method of presentation is more fully explained in footnote #1 of the condensed consolidated financial statements.

The impact of the accounting changes on the condensed consolidated statement of operations was to increase net loss available to common shareholders from the original amount of $(17.0) million as previously reported on Form 10-Q for the fiscal quarter ended March 31, 2002 to $(24.0) as reported on amended Form 10-Q/A for the same period. The following discloses the differences between the originally filed Form 10-Q for the first quarter ended March 31, 2002 and the results reported on the amended Form 10-Q/A for the same period:

                                                                                   In
                                                                                Thousands
                                                                                ---------
    Loss available to common stockholders as originally reported                $(17,031)
    Add:
    Increase in stock option expense from $14.3 million to $18.7
    million                                                                       (4,344)
    Revenue adjustments                                                              933
    Cost of goods sold adjustments and other accruals                             (1,830)
    Stock compensation adjustment                                                   (612)
    Net change in reserves of discontinued operations                               (593)
    Loss on Digital Angel merger transaction                                        (394)
    Equity in loss of investment                                                    (134)
                                                                                ---------
    Amended Net loss available to common stockholders as reported on
    Form 10-Q/A for the first quarter ended March 31, 2002                      $(24,005)
                                                                                =========

    Loss per share, as reported                                                 $  (0.07)
    Change                                                                         (0.02)
                                                                                ---------
    Loss per share, amended                                                     $  (0.09)
                                                                                =========


The impact of the accounting changes on the condensed consolidated balance sheets was to increase total assets from $138.5 million to $197.1 million, increase total liabilities from $114.0 million to $127.9 million, and to increase stockholders' equity from $20.5 million to $37.4 million.

The $58.6 million increase in assets includes the increase of $19.8 million in the Company's investment in Digital Angel and the inclusion of the assets of Digital Angel in the consolidated balances.

The $13.9 million increase in liabilities includes the liabilities of Digital Angel in the consolidated balances and additional current liabilities of approximately $2.9 million previously unrecorded.

The increase in stockholders' equity of $16.9 million includes, in addition to the items described above, the $3.5 million increase in additional paid in capital attributable to the loss previously recognized on the deemed sale of the portion of Digital Angel that was considered sold in the merger transaction and the $7.0 million increase in the loss for the quarter ended March 31, 2002 indicated above.

                       APPLIED DIGITAL SOLUTIONS, INC.

                              TABLE OF CONTENTS

  Item                           Description                               Page

                       PART I - FINANCIAL INFORMATION

   1.      Financial Statements (unaudited)
           Independent Accountants Review Report                             4
           Condensed Consolidated Balance Sheets
              March 31, 2002, as restated and December 31, 2001              5
           Condensed Consolidated Statements of Operations -
               Three Months ended March 31, 2002, as restated and 2001       6
           Condensed Consolidated Statement of Stockholders' Equity -
               Three Months ended March 31, 2002, as restated                7
           Condensed Consolidated Statements of Cash Flows -
               Three Months ended March 31, 2002, as restated and 2001       8
           Notes to Condensed Consolidated Financial Statements              9
   2.      Management's Discussion and Analysis of Financial Condition      26
               and Results of Operations
   3.      Quantitative and Qualitative Disclosures About Market Risk       47

                         PART II - OTHER INFORMATION

   1.      Legal Proceedings                                                47
   2.      Changes In Securities                                            49
   3.      Defaults Upon Senior Securities                                  51
   4.      Submission of Matters to a Vote of Security Holders              51
   5.      Other Information                                                51
   6.      Exhibits and Reports on Form 8-K                                 52

SIGNATURE                                                                   53
EXHIBITS                                                                    54

INDEPENDENT ACCOUNTANTS REVIEW REPORT


To The Board of Directors and Stockholders of
Applied Digital Solutions, Inc.

         We have reviewed the accompanying condensed consolidated balance sheet of Applied Digital Solutions, Inc. and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of operations, stockholders' equity, and cash flows for the three-month period then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements as of and for the three-month period ended March 31, 2002 for them to be in conformity with accounting principles generally accepted in the United States of America.

         As disclosed in Note 1, the Company has restated its March 31, 2002 financial statements.

         As discussed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

Eisner LLP
New York, New York
July 15, 2002

PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands, except par value)
                                                                             (AS RESTATED
                                                                              SEE NOTE 1)
                                                                                MARCH 31,  December 31,
                                                                                     2002          2001
                                                                             ---------------------------
                                                                               (UNAUDITED)
                                      ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                   $   7,908     $   3,696
    Due from buyers of divested subsidiaries                                            -         2,625
    Accounts receivable and unbilled receivables (net of allowance
      for doubtful accounts of $1,622 in 2002 and $2,581 in 2001)                  17,323        21,871
    Inventories                                                                     7,540         6,174
    Notes receivable                                                                1,848         2,256
    Other current assets                                                            5,840         4,786
--------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                               40,459        41,408

PROPERTY AND EQUIPMENT, NET                                                        18,364        20,185

NOTES RECEIVABLE, NET                                                               5,170         4,004

GOODWILL, NET                                                                     126,297        90,831

INVESTMENT IN AFFILIATE                                                                 -         6,779

OTHER ASSETS, NET                                                                   6,806         4,282
--------------------------------------------------------------------------------------------------------

                                                                                $ 197,096     $ 167,489
========================================================================================================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable and current maturities of long-term debt                      $  82,550     $  83,836
    Accounts payable                                                               12,668        15,441
    Accrued expenses                                                               18,014        18,207
    Earnout and put accruals                                                        2,100           200
    Net liabilities of discontinued operations                                     10,122         9,460
--------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                         125,454       127,144

LONG-TERM DEBT AND NOTES PAYABLE                                                    2,467         2,586
--------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                 127,921       129,730
--------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES                                                           -             -
--------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                  31,817         4,460
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK OPTIONS - SERIES C                                           -         5,180
--------------------------------------------------------------------------------------------------------

PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
    Preferred shares: Authorized 5,000 shares in 2002 and 2001 of $10 par value; special voting, no shares issued or outstanding in 2002 and
      2001, Class B voting, no shares issued or outstanding in 2002 and 2001            -             -
    Common shares: Authorized 345,000 shares in 2002 and 2001, of $.001 par value; 269,540 shares issued and 267,619 shares outstanding in 2002
      and 252,449 shares issued and 251,514 shares outstanding in 2001                270           252
    Common and preferred additional paid-in capital                               371,125       342,189
    Accumulated deficit                                                          (328,586)     (304,581)
    Common stock warrants                                                           4,337         3,293
    Treasury stock (carried at cost, 1,921 in 2002 and 935 shares in 2001)         (3,655)       (1,777)
    Accumulated other comprehensive income (loss)                                    (287)         (747)
    Notes received from shares issued                                              (5,846)      (10,510)
--------------------------------------------------------------------------------------------------------
Total Preferred Stock, Common Stock, and Other Stockholders' Equity                37,358        28,119
--------------------------------------------------------------------------------------------------------

                                                                                $ 197,096     $ 167,489
========================================================================================================

SEE NOTES 1, 4 AND 7 REGARDING THE RESTRICTION ON APPLIED DIGITAL SOLUTIONS,
INC'S ABILITY TO EXERCISE CONTROL OVER THE AFFAIRS, MANAGE THE RESOURCES AND
TRANSFER FUNDS FROM A SIGNIFICANT OPERATING SUBSIDIARY.

See the accompanying notes to condensed consolidated financial statements.                            5

                      APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In thousands, except per share data)
                                        (Unaudited)

                                                                    FOR THE THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                (AS RESTATED
                                                                 SEE NOTE 1)
                                                                ----------------------------
                                                                        2002           2001
                                                                ----------------------------

Product revenue                                                     $ 23,063       $ 34,383
Service revenue                                                        5,156         13,026
--------------------------------------------------------------------------------------------
Total revenue                                                         28,219         47,409

Cost of products sold                                                 16,516         23,844
Cost of services sold                                                  2,325          6,217
--------------------------------------------------------------------------------------------

Gross profit                                                           9,378         17,348

Selling, general and administrative expenses                          28,900         17,673
Research and development                                               1,448          1,385
Depreciation and amortization                                          1,004          6,458
Interest and other income                                                (98)          (487)
Interest expense                                                       2,059          2,126
--------------------------------------------------------------------------------------------

Loss from continuing operations before taxes,
    minority interest and equity in net
    loss of affiliate                                                (23,935)        (9,807)

Provision for income taxes                                               108          1,548
--------------------------------------------------------------------------------------------

Loss from continuing operations before minority interest, net loss on subsidiary merger transaction, and equity in net
    loss of affiliate                                                (24,043)       (11,355)

Minority interest                                                        (36)           (93)

Net loss on subsidiary merger transaction                                394              -

Equity in net loss of affiliate                                          291            131
--------------------------------------------------------------------------------------------

Loss from continuing operations                                      (24,692)       (11,393)

Income from discontinued operations, net of income
    taxes of $0 in 2001                                                    -            213

Change in estimate on loss on disposal and operating
    losses during the phase out period                                   687              -
--------------------------------------------------------------------------------------------

Net loss                                                             (24,005)       (11,180)

Preferred stock dividends and other                                        -            238
Accretion of beneficial conversion feature of
    redeemable preferred stock - series C                                  -          2,451
--------------------------------------------------------------------------------------------

Net loss available to common stockholders                           $(24,005)      $(13,869)
============================================================================================

Income (loss) per common share - basic and diluted
    Income (loss) from continuing operations                        $  (0.10)      $  (0.13)
    Income from discontinued operations                                 0.01              -
--------------------------------------------------------------------------------------------

Net loss per common share - basic and diluted                       $  (0.09)      $  (0.13)
============================================================================================

Weighted average number of common shares outstanding - basic         253,938        103,602
Weighted average number of common shares outstanding - diluted       253,938        103,602

SEE NOTES 1, 4 AND 7 REGARDING THE RESTRICTION ON APPLIED DIGITAL SOLUTIONS,
INC'S ABILITY TO EXERCISE CONTROL OVER THE AFFAIRS, MANAGE THE RESOURCES AND
TRANSFER FUNDS FROM A SIGNIFICANT OPERATING SUBSIDIARY.

See the accompanying notes to condensed consolidated financial statements.                6

                                          APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED STATEMENT OF PREFERRED STOCK,
                                            COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                                                     (AS RESTATED SEE NOTE 1)
                                              FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                          (In Thousands)
                                                           (Unaudited)


                                                                                  ADDITIONAL                 COMMON
                                                  PREFERRED STOCK   COMMON STOCK     PAID-IN  ACCUMULATED     STOCK  TREASURY
                                                   NUMBER AMOUNT   NUMBER  AMOUNT    CAPITAL      DEFICIT  WARRANTS     STOCK
------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001                             -    $ -  252,449    $252   $342,189   $(304,581)    $3,293  $(1,777)
  Net loss                                              -      -        -       -          -     (24,005)         -        -
  Comprehensive income -
    Foreign currency translation                        -      -        -       -          -           -          -        -
                                                                                               ---------
  Total comprehensive loss                              -      -        -       -          -     (24,005)         -        -
                                                                                               ---------
  Expiration of redeemable preferred
    stock options - Series C                            -      -        -       -      5,180           -          -        -
  Adjustment to notes received
    for shares issued                                   -      -        -       -     (4,424)          -          -        -
  Allowance for uncollectible portion
    of note receivable                                  -      -        -       -                      -          -        -
  Repurchase of common stock                            -      -        -       -      1,878           -          -   (1,878)
  Shares issuable for settlement of liability           -      -        -       -         63           -          -        -
  Obligation for shares issuable in settlement
    of liability                                        -      -        -       -        (63)          -          -        -
  Stock option repricing                                -      -        -       -        354           -          -        -
  Stock options - Digital Angel Corporation             -      -        -       -     18,681           -          -        -
  Issuance of warrants                                  -      -        -       -          -           -      1,044        -
  Remeasurement of warrants -
    Digital Angel Corporation                           -      -        -       -      1,066           -          -        -
  Issuance of common shares                             -      -    5,585       6        683           -          -        -
  Issuance of common shares and options for
    services, compensation and other                    -      -   11,506      12      5,518           -          -        -
-----------------------------------------------------------------------------------------------------------------------------

BALANCE - MARCH 31, 2002                                -    $ -  269,540    $270   $371,125   $(328,586)    $4,337  $(3,655)
=============================================================================================================================


                                                   ACCUMULATED
                                                         OTHER          NOTES           TOTAL
                                                 COMPREHENSIVE   RECEIVED FOR   STOCKHOLDERS'
                                                 INCOME (LOSS)  SHARES ISSUED          EQUITY
----------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001                              $(747)      $(10,510)       $ 28,119
  Net loss                                                   -              -         (24,005)
  Comprehensive income -
    Foreign currency translation                           460              -             460
                                                         -----                       ---------
  Total comprehensive loss                                 460              -         (23,545)
                                                         -----                       ---------
  Expiration of redeemable preferred
    stock options - Series C                                 -              -           5,180
  Adjustment to notes received
    for shares issued                                        -          4,424               -
  Allowance for uncollectible portion
    of note receivable                                       -            240             240
  Repurchase of common stock                                 -              -               -
  Shares issuable for settlement of liability                -              -              63
  Obligation for shares issuable in settlement
    of liability                                             -              -             (63)
  Stock option repricing                                     -              -             354
  Stock options - Digital Angel Corporation                  -              -          18,681
  Issuance of warrants                                       -              -           1,044
  Remeasurement of warrants -
    Digital Angel Corporation                                -              -           1,066
  Issuance of common shares                                  -              -             689
  Issuance of common shares and options for
    services, compensation and other                         -              -           5,530
----------------------------------------------------------------------------------------------

BALANCE - MARCH 31, 2002                                 $(287)      $ (5,846)       $ 37,358
==============================================================================================

SEE NOTES 1, 4 AND 7 REGARDING THE RESTRICTION ON APPLIED DIGITAL
SOLUTIONS, INC'S ABILITY TO EXERCISE CONTROL OVER THE AFFAIRS,
MANAGE THE RESOURCES AND TRANSFER FUNDS FROM A SIGNIFICANT OPERATING
SUBSIDIARY.

See the accompanying notes to condensed consolidated financial statements.                   7

                        APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)
                                          (Unaudited)
                                                                       FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                  (AS RESTATED
                                                                   SEE NOTE 1)
                                                                  -----------------------------
                                                                          2002            2001
                                                                  -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                            $(24,005)       $(11,180)

  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Income from discontinued operations                                 (687)           (213)
      Non-cash compensation expense                                     19,036               -
      Issuance of stock for services                                     2,453               -
      Depreciation and amortization                                      1,004           6,458
      Deferred income taxes                                                 26           2,299
      Impairment of investments and notes receivable                       576               -
      Net loss on subsidiary merger transaction                            394               -
      Minority interest                                                    (36)            (93)
      Equity in net loss of affiliate                                      291             131
      Gain on sale of subsidiaries and business assets                    (194)              -
      Loss on sale of equipment                                             87              85
      Change in assets and liabilities:
        Decrease in accounts receivable                                  4,791           2,531
        (Increase) decrease in inventories                              (1,299)            125
        (Increase) decrease in other current assets                       (629)            578
        Decrease in other assets                                           407             281
        Decrease in accounts payable and
          accrued expenses                                                (147)           (720)
      Net cash provided by (used in) discontinued operations               415            (520)
-----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      2,483            (238)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in notes receivable                                              92           1,854
  Received from buyers of divested subsidiaries                          2,625               -
  Decrease (increase) in other assets                                      144            (485)
     Proceeds from sale of property and equipment                        2,469               -
  Proceeds from sale of subsidiaries and business assets                 1,106               -
  Payments for property and equipment                                     (210)         (1,879)
  Cash acquired (net of payments for costs of
    business acquisitions)                                                 218               -
  Net cash used in discontinued operations                                (658)         (1,359)
-----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      5,786          (1,869)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net amounts borrowed on notes payable                                 (3,583)          1,600
  Payments on long-term debt                                            (1,137)         (1,089)
  Other financing costs                                                    (39)            (25)
  Issuance of common shares                                                866              78
  Stock issuance costs                                                    (177)            (63)
  Proceeds from subsidiary issuance of common stock                          -             126
  Net cash provided by (used in) discontinued operations                    13            (166)
-----------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                     (4,057)            461
-----------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     4,212          (1,646)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          3,696           8,039
-----------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $  7,908        $  6,393
===============================================================================================

SEE NOTES 1, 4 AND 7 REGARDING THE RESTRICTION ON APPLIED DIGITAL
SOLUTIONS, INC'S ABILITY TO EXERCISE CONTROL OVER THE AFFAIRS,
MANAGE THE RESOURCES AND TRANSFER FUNDS FROM A SIGNIFICANT OPERATING
SUBSIDIARY.

See the accompanying notes to condensed consolidated financial statements.                   8

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)



1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Applied Digital Solutions, Inc. (the "Company") as of March 31, 2002 and December 31, 2001 (the December 31, 2001 financial information included herein has been extracted from the Company's audited financial statements included in the Company's 2001 Annual Report on Form 10-K) and for the three-months ended March 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the condensed consolidated financial statements have been made.

         The condensed consolidated statements of operations for the three-months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         Certain items in the condensed consolidated financial statements for the 2001 period have been reclassified for comparative purposes.

Accounting Policy
-----------------

         Gains and losses on issuance of unissued shares of stock by a consolidated subsidiary are reflected in the consolidated statement of operations.

Accounting Changes and Restatement
----------------------------------

CHANGE IN METHOD OF ACCOUNTING FOR DIGITAL ANGEL CORPORATION

         Effective March 27, 2002, the Company's 93% owned subsidiary, Digital Angel Corporation (Digital Angel), merged with and into a wholly-owned subsidiary of a publicly traded company, Medical Advisory Systems, Inc. (MAS), and MAS changed its name to Digital Angel Corporation. Under the terms of the merger agreement, each issued and outstanding share of common stock of Digital Angel (including each share issued upon exercise of options prior to the effective time of the merger) was cancelled and converted into the right to receive 0.9375 shares of MAS's common stock. The Company obtained 18.75 million shares of MAS common stock in the merger (representing approximately 61% of the shares then outstanding). Prior to the transaction, the Company owned 850,000 shares of MAS, or approximately 16.7%. Upon consummation of the transaction, the Company owned 19.6 million shares, or approximately 77.15% of the shares outstanding. Also, pursuant to the merger agreement, the Company contributed to MAS all of its stock in Timely Technology Corp., a wholly-owned subsidiary,

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

and Signature Industries, Limited, an 85% owned subsidiary. Digital Angel, Timely Technology Corp. and Signature Industries, Limited were collectively referred to as the Advanced Wireless Group (AWG). The merger has been treated as a reverse acquisition for accounting purposes, with the AWG treated as the accounting acquirer.

         The total purchase price of the transaction was $31.2 million which was comprised of the $25.0 million fair value of MAS stock outstanding not held by the Company immediately preceding the merger, the $3.4 million estimated fair value of MAS options and warrants outstanding as well as the direct costs of the acquisition of $2.8 million. The transaction resulted in Digital Angel tentatively allocating approximately $29 million of the purchase price to goodwill.

         As discussed with the SEC, the Company has changed its method of accounting to reflect its interest in Digital Angel Corporation on a consolidated basis. Such treatment views the Digital Angel Share Trust's ownership of the common stock, as described more fully in Notes 4 and 7, as a financing arrangement where the shares in the trust effectively serve as collateral for borrowings under the Third Amended and Restated Term Credit Agreement with IBM Credit Corporation (IBM Credit).

         The consolidated financial statements included in this Form 10-Q/A include the accounts of Digital Angel Corporation and reflect the outstanding voting stock not owned by the Trust as a 22.85% minority ownership interest in Digital Angel Corporation on the balance sheet as of March 31, 2002. Significant intercompany balances and transactions have been eliminated in consolidation. Digital Angel Corporation is publicly traded on the AMEX:(DOC), with a closing market price per share at March 31, 2002 and July 12, 2002 of $5.55 and $3.11, respectively.

         During the three-months ended March 31, 2002, the Company recorded a net loss of $0.4 million occasioned by the merger transaction, comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million Digital Angel options (representing the difference between the carrying amount of the Company's pro-rata share of the investment in Digital Angel and the exercise price of the options) and a gain of approximately $4.7 million from the deemed sale of 22.85% of the Advanced Wireless Group, as a result of the merger with MAS.

         The merger of Digital Angel and MAS, "the reverse acquisition transaction," occurred on the second to the last business day of the quarter ended March 31, 2002. By operation of the trust agreement, as more fully discussed in Note 4, the Company's share of Digital Angel Corporation's net assets is effectively restricted. Although Digital Angel Corporation may pay dividends, the Company's access to this subsidiary's funds is restricted. The following condensed consolidating balance sheet data at March 31, 2002 shows, among other things, the Company's investment in Digital Angel Corporation. MAS, the accounting acquiree, did not engage in a significant level of activity immediately after the reverse acquisition transaction through March 31, 2002. Future presentations will include consolidating financial data on the results of operations

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

and cash flows of Digital Angel Corporation for purposes of additional analyses of the Company's condensed consolidated financial statements.

                                        CONDENSED CONSOLIDATING BALANCE SHEET DATA
                                                      MARCH 31, 2002
                                                       (UNAUDITED)
                                                         APPLIED DIGITAL    DIGITAL ANGEL   CONSOLIDATION
                                                         SOLUTIONS, INC.     CORPORATION     ELIMINATIONS    CONSOLIDATED
                                                     --------------------------------------------------------------------
                                                                                 (in thousands)
Current Assets
 Cash and cash equivalents                                  $  7,026          $    882                         $  7,908
 Accounts receivable, net                                     12,733             4,590                           17,323
 Inventories                                                   1,601             5,939                            7,540
 Notes receivable                                              1,848                --                            1,848
 Intercompany receivable                                                           108            (108)              --
 Other current assets                                          4,512             1,328                            5,840
                                                     -------------------------------------------------------------------
Total Current Assets                                          27,720            12,847            (108)          40,459

Property And Equipment                                         3,031            15,333                           18,364
Notes Receivable, net                                          5,170                --                            5,170
Goodwill, net                                                 19,256           102,262           4,779          126,297
Investment in Digital Angel Corporation                       97,576                --         (97,576)              --
Other Assets, net                                              5,954               852                            6,806
                                                     -------------------------------------------------------------------
Total Assets                                                $158,707          $131,294        $(92,905)        $197,096
                                                     ===================================================================

Current Liabilities
 Notes payable and current maturities of
   long-term debt                                           $ 82,296          $    254                         $ 82,550
 Accounts payable and accrued expenses                        24,292             8,490                           32,782
 Intercompany payable                                            108                --            (108)              --
 Net liabilities of Discontinued Operations                   10,122                --                           10,122
                                                     -------------------------------------------------------------------
Total Current Liabilities                                    116,818             8,744            (108)         125,454
Long-Term Debt and Notes Payable                                  38             2,429                            2,467
                                                     -------------------------------------------------------------------
Total Liabilities                                            116,856            11,173            (108)         127,921
Minority Interest                                              3,980               353          27,484           31,817
                                                     -------------------------------------------------------------------
Accumulated other comprehensive loss                             226              (513)                            (287)
Other Stockholders' Equity                                    37,645           120,281        (120,281)          37,645
                                                     -------------------------------------------------------------------
Total Stockholders' Equity                                    37,871           119,768        (120,281)          37,358
                                                     -------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                  $158,707          $131,294        $(92,905)        $197,096
                                                     ===================================================================

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

         The Company, prior to discussions with the SEC staff, accounted for its investment in Digital Angel Corporation on the modified equity method of accounting in the previously presented March 31, 2002 financial statements. The Company had not previously reflected an extinguishment of liability to IBM Credit in connection with the method of accounting previously selected.

         The Company's first quarter results, as reported on the accompanying financial statements, reflect certain significant changes from the previously presented March 31, 2002 financial statements. The changes arise primarily due to the difference in the basis of presentation from the modified equity method of accounting as originally filed to the consolidation method.

         The impact of the accounting changes on the condensed consolidated statement of operations was to increase net loss available to common shareholders from the original amount reported of $(17.0) million to $(24.0) as reported on the accompanying condensed statement of operations. The following information discloses the differences between the previously presented March 31, 2002 financial statements and the results reported on the accompanying restated March 31, 2002 financial statements:

                                                                                       In
                                                                                    Thousands
                                                                                    ---------
 Loss available to common stockholders as originally reported                       $(17,031)
 Add:
 Increase in stock option expense from $14.3 million to $18.7
 million                                                                              (4,344)
 Revenue adjustments                                                                     933
 Cost of goods sold adjustments and other accruals                                    (1,830)
 Stock compensation adjustment                                                          (612)
 Net change in reserves of discontinued operations                                      (593)
 Loss on Digital Angel merger transaction                                               (394)
 Equity in loss of investment                                                           (134)
                                                                                    ---------
 Amended Net loss available to common stockholders as reported on Form 10-Q/A for
 the first quarter ended March 31, 2002                                             $(24,005)
                                                                                    =========

 Loss per share, as reported                                                        $  (0.07)
 Change                                                                                (0.02)
                                                                                    ---------
 Loss per share, amended                                                            $  (0.09)
                                                                                    =========

         The impact of the accounting changes on the condensed consolidated balance sheets was to increase total assets from $138.5 million to $197.1 million, increase total liabilities from $114.0 million to $127.9 million, and increase stockholders' equity from $20.5 million to $37.4 million.

         There are no restrictions on Digital Angel Corporation's ability to declare or pay dividends under the IBM Credit agreement. All of the consolidated assets of the Company, exclusive of the assets of Digital Angel Corporation, are collateral under the IBM Credit agreement. In addition, the shares of Digital Angel Corporation common stock held in the Trust, as more fully discussed in Notes 4 and 7, also collateralize the amounts outstanding under the IBM Credit agreement.

         The $58.6 million increase in assets includes the increase of $19.8 million in the Company's investment in Digital Angel and the inclusion of the assets of Digital Angel in the consolidated balances.

         The $13.9 million increase in liabilities includes the liabilities of Digital Angel in the consolidated balances and additional current liabilities of approximately $2.9 million previously unrecorded.

         The increase in stockholders' equity of $16.9 million includes, in addition to the items described above, the $3.5 million increase in additional paid in capital attributable to the loss previously recognized on the deemed sale of the portion of Digital Angel that was considered sold in the merger transaction and the $7.0 million increase in the loss for the quarter ended March 31, 2002 indicated above.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

CHANGE IN METHOD OF ACCOUNTING FOR GOODWILL

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

         The following table presents the impact of FAS 142 on net loss and net loss per share had the standard been in effect beginning January 1, 2001:

                                                                                Three
                                                                            Months Ended
                                                                           March 31, 2001
                                                                         ------------------

Net loss available to common stockholders:
 Net loss available to common stockholders as reported                          $(13,869)
 Goodwill amortization
                                                                                   5,391
 Equity method investment amortization                                               113
                                                                         ------------------
Adjusted net loss                                                               $ (8,365)
                                                                         ==================
Basic and diluted loss per share:
 Net loss per share, basic and diluted, as reported                             $  (0.13)
 Goodwill amortization                                                              0.05
 Equity method investment amortization                                                --
                                                                         ------------------
Adjusted net loss per share, basic and diluted                                  $  (0.08)
                                                                         ==================

         The Company is continually seeking operational efficiencies and synergies within each of its operating segments as well as evaluating acquisitions of businesses and customer bases which complement its operations. These strategic initiatives may include acquisitions, raising additional funds through debt or equity offerings, or the divestiture of non-core business units that are not critical to the Company's long-term strategy or other restructurings or rationalization of existing operations. The Company will continue to review all alternatives to ensure maximum appreciation of our shareholder's investments. There can be no assurance, however, that any initiative will be found, or if found, that they will be on terms favorable to the Company.

2.       PRINCIPLES OF CONSOLIDATION

         The financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, including Digital Angel Corporation. The minority interest represents outstanding voting stock of the subsidiaries not owned by the Company or the Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.       INVENTORY

                                                                           March 31,           December 31,
                                                                             2002                  2001
                                                                       ----------------      ----------------
         Raw materials                                                        $ 1,355               $ 1,474
         Work in process                                                        1,165                   176
         Finished goods                                                         6,702                 6,226
                                                                       ----------------      ----------------
                                                                                9,222                 7,876
         Allowance for excess and obsolescence                                 (1,682)               (1,702)
                                                                       ----------------      ----------------
         Net inventory for continuing operations                              $ 7,540               $ 6,174
                                                                       ================      ================

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

4.       FINANCING AGREEMENTS

         On January 31, 2002, and again on February 27, 2002, the Company entered into amendments to its credit agreement with IBM Credit. These amendments extended the principal and interest payments, which were due to April 2, 2002, including principal payments that were initially due on July 1, 2001.

         On March 1, 2002, the Company, Digital Angel Share Trust, a newly created Delaware business trust and IBM Credit entered into a Third Amended and Restated Term Credit Agreement. The new credit agreement became effective on March 27, 2002, the effective date of the merger between Digital Angel and MAS. Amounts outstanding under the new credit agreement bear interest at an annual rate of 17% and mature on February 28, 2003. No principal or interest payments are due until the maturity date. However, the maturity date will be extended for consecutive one-year periods if the Company repays at least 40% of the original principal amount outstanding, plus accrued interest and expenses, prior to February 28, 2003, and an additional 40% of the original principal amount outstanding plus accrued interest and expenses prior to February 28, 2004. In any event, all amounts outstanding will be required to be repaid by August 15, 2005. If all amounts are not repaid by February 28, 2003, the unpaid amount will accrue interest at an annual rate of 25%. If not repaid by February 28, 2004, the interest rate increases to 35%.

         On March 31, 2002, the total amounts outstanding under the new credit agreement were $82.1 million. As part of the amendments to the agreement with IBM Credit, the Company paid bank fees of $0.3 million in March 2002 and agreed to re-price warrants that were previously issued to IBM Credit in April 2001. The re-priced warrants were valued at $1.0 million. In addition, as a result of the merger between Digital Angel and MAS, warrants convertible into common stock of Digital Angel Corporation that were previously issued to IBM Credit were revalued using the Black Scholes method, resulting in additional deferred financing costs of $1.1 million. The bank fees and fair value of the warrants have been recorded as deferred financing fees and are being amortized over the life of the debt as interest expense.

         The Company's covenants under the new credit agreement are as follows. (The Company's Current Asset to Current Liabilities covenant is measured monthly and the Minimum Cumulative EBITDA, as defined, is measured quarterly). Minimum Cumulative Modified EBITDA, as defined in the credit agreement, excludes non-cash compensation expense, one-time charges, impairment losses and any liability or claim that will be satisfied by issuance of the Company's common stock:

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
                                              September 30, 2002                                    .11:1
                                              December 31, 2002                                     .11:1
        -----------------------------------------------------------------------------------------------------------

        Minimum Cumulative Modified EBITDA    March 31, 2002                                  $(1,528,000)
                                              June 30, 2002                                       121,000
                                              September 30, 2002                                  817,000
                                              December 31, 2002                                 1,286,000
        -----------------------------------------------------------------------------------------------------------

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

         In addition, the new credit agreement contains covenants for Digital Angel Corporation, as follows. (Digital Angel Corporation's Current Asset to Current Liabilities covenant and its Minimum Cumulative EBITDA, as defined, is measured quarterly):

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
        -----------------------------------------------------------------------------------------------------------


         If these Digital Angel Corporation covenants are not met, the Company will be in default under the credit agreement.

         The credit agreement also contains restrictions on the declaration and payment of dividends by the Company and its subsidiaries, excluding Digital Angel Corporation.

         At March 31, 2002, the Company was in compliance with its debt covenants. However, the Company believes that when the second quarter results are finalized, it will not be in compliance with certain financial ratios for the second quarter of 2002 and with other provisions of the credit agreement. Although the Company will request a waiver from IBM Credit, there can be no assurances that a waiver will be obtained. In the future, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, these may impact the Company's ability to remain in compliance with the covenants. In the absence of waiver or amendment to such financial covenants, such noncompliance would constitute an event of default under the new credit agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts the Company owes them. In the event that such noncompliance appears likely, or occurs, the Company will seek to renegotiate the covenants and/or obtain waivers, as required. There can be no assurance, however, that the Company would be successful in negotiating such amendments or obtaining such waivers.

         Amounts outstanding under the credit agreement are collateralized by a security interest in substantially all of the Company's assets, excluding the assets of Digital Angel Corporation. The shares of the Company's subsidiaries, including the Digital Angel Corporation common stock held in the Digital Angel Share Trust, also collateralize the amounts outstanding under the credit agreement.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

5.       LOSS PER SHARE

         The following is a reconciliation of the numerator and denominator of basic and diluted loss per share:

                                                                            ------------------------------------------
                                                                                         THREE-MONTHS ENDED MARCH 31,
                                                                            ------------------------------------------
                                                                                             2002                2001
                                                                                             ----                ----
NUMERATOR:
  Loss from continuing operations                                                       $(24,692)           $(11,393)
  Preferred stock dividends                                                                   --                (238)
  Accretion of beneficial conversion feature of redeemable preferred stock                    --              (2,451)
                                                                            ------------------------------------------
  NUMERATOR FOR BASIC LOSS PER SHARE -
  Net loss from continuing operations available to common shareholders                  $(24,692)           $(14,082)

  Net income from discontinued operations available to common shareholders                   687                 213
                                                                            ------------------------------------------

  Net loss available to common shareholders                                             $(24,005)           $(13,869)
                                                                            ==========================================

DENOMINATOR:
DENOMINATOR FOR BASIC LOSS PER SHARE -
Weighted-average shares                                                                  253,938             103,602
                                                                            ------------------------------------------
Denominator for diluted loss per share(1)                                                253,938             103,602
                                                                            ------------------------------------------
BASIC AND DILUTED INCOME (LOSS) PER SHARE:
     CONTINUING OPERATIONS                                                                $(0.10)             $(0.13)
     DISCONTINUED OPERATIONS                                                                 .01                  --
                                                                            ------------------------------------------
TOTAL - BASIC AND DILUTED                                                                 $(0.09)             $(0.13)
                                                                            ==========================================

     (1) The weighted average shares listed below were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:

                                                                                          THREE-MONTHS ENDED MARCH 31,
                                                                                            2002                2001
                                                                                            ----                ----
     Redeemable preferred stock                                                               --              16,064
     Employee stock options                                                               16,020               3,444
     Warrants                                                                              2,103                  --
                                                                            ------------------------------------------
                                                                                          18,123              19,508
                                                                            ==========================================

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

6.       SEGMENT INFORMATION

     As a result of the merger of Digital Angel and MAS, the significant restructuring of the Company's business during the past several months and the Company's emergence as an advanced technology development company, the Company has re-evaluated and realigned its reporting segments. The Company currently operates in three business segments - Advanced Technology, Digital Angel Corporation and SysComm International.

     The business units comprising the Advanced Technology segment represent those businesses that management believes will provide the necessary synergies, support and infrastructure to allow the Company to develop, promote and fully-integrate its life-enhancing technology products and services.

     The Digital Angel Corporation segment consists of the business operations of Digital Angel Corporation, the Company's 77.15% owned subsidiary, and is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects. Before March 27, 2002, the business of Digital Angel Corporation was operated in four divisions: Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other. With the acquisition of MAS on March 27, 2002, Digital Angel Corporation re-organized into four new divisions: Animal Applications (formerly Animal Tracking), Digital Angel Systems, GPS and Radio Communications, and Physician Call Center and Other. Physician Call Center and Other reflects the newly acquired MAS business.

      The SysComm International segment consists of the business operations of SysComm International Corporation (OTC:SYCM), the Company's 52.5% owned subsidiary. This segment provides professional services in the areas of systems integration, information technology (IT) procurement and logistics, and technology strategy. Doing business as "InfoTech", this segment provides integrated eBusiness strategy and technology implementation services on a regional basis to enterprise and small to medium businesses who want to fully leverage eBusiness technologies as part of their overall business strategy. Its service offerings include technology strategy and due diligence consulting, systems architecture and design, application and technology infrastructure deployment, enterprise security, IT product procurement and logistics, and provisioning.

     Business units that were closed or sold during the 2001 and 2002 are reported as "All Other."

     Prior to January 1, 2002, the Company's business units were organized into three segments: Applications, Services and Advanced Wireless. Prior period information has been restated to present the Company's reportable segments on a comparative basis.

     The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of the Company's subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporation/Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions. Included in "Corporate/Eliminations" for the three-months ended March 31, 2002 is a non-cash compensation charge of $18.7 million associated with Digital Angel options, which were converted into options to acquire shares of MAS in connection with the merger of Digital Angel and MAS.

     Additionally, the Company's previously reported Intellesale and all other non-core business segments are reported as discontinued operations.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K filed for the year-ended December 31, 2001, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. The Company evaluates performance based on segment operating income.

         Following is the selected segment data as of and for the three-months ended March 31, 2002:

                                                                              SEGMENTS
                                                                              --------

                                              Advanced         Digital          SysComm        All      Corporate/
                                             Technology   Angel Corporation  International    Other    Eliminations  Consolidated
                                             ------------------------------------------------------------------------------------
Net revenue from external customers:

Product                                         $4,904          $7,452           $9,694      $1,013          $--        $23,063
Service                                          3,616             303              811         375           51          5,156
Inter-segment revenue                               --              --               --          --           --             --
                                             ------------------------------------------------------------------------------------
Total revenue                                   $8,520          $7,755          $10,505      $1,388          $51        $28,219
                                             ====================================================================================

Income (loss) from continuing operations
before income taxes, minority interest, net       $910         $(1,819)             $25        $134     $(23,185)      $(23,935)
loss on subsidiary merger transaction and
equity in net loss of affiliate (1)
                                             ====================================================================================

Total assets (2)                               $37,943        $136,073          $14,099      $2,909       $6,072       $197,096
                                             ====================================================================================

(1) For Digital Angel Corporation, amount excludes $1.8 million of interest expense associated with the Company's obligation to IBM Credit and $18.7 million of non-cash compensation expense associated with Digital Angel options which were converted into options to acquire MAS stock, both of which have been reflected as additional expense in the separate financial statements of Digital Angel Corporation included in its Form 10-Q.

(2) For Digital Angel Corporation, amount includes $4.8 million of goodwill associated with the Company's initial 16.6% investment in MAS.

         Following is the selected segment data as of and for the three-months ended March 31, 2001:

                                                                              SEGMENTS
                                                                              --------

                                              Advanced         Digital          SysComm        All      Corporate/
                                             Technology   Angel Corporation  International    Other    Eliminations  Consolidated
                                             ------------------------------------------------------------------------------------
Net revenue from external customers:

Product                                         $8,924          $9,134           $9,051       $7,274         $--        $34,383
Service                                          4,466           1,070              339        7,260        (109)        13,026
Inter-segment revenue                               --              --               --         (167)        167             --
                                             ------------------------------------------------------------------------------------
Total revenue                                  $13,390         $10,204           $9,390      $14,367         $58        $47,409
                                             ====================================================================================

Income (loss) from continuing operations
before income taxes, minority interest and     $(1,028)        $(1,683)           $(124)     $(2,336)    $(4,636)       $(9,807)
equity in net loss of affiliate
                                             ====================================================================================

Total assets, excluding net assets of
Discontinued Operations                        $77,369        $113,281          $16,947      $66,620     $37,235       $311,452
                                             ====================================================================================

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

7.       ACQUISITIONS AND DISPOSITIONS

         On February 27, 2001, the Company acquired 16.6% of the capital stock of MAS, a provider of medical assistance and technical products and services, in a transaction valued at approximately $8.3 million in consideration for 3.3 million shares of its common stock. The Company became the single largest shareholder and controlled two of the seven board seats. The Company accounted for this investment under the equity method of accounting. The excess of the purchase price over the net book value acquired was approximately $6.8 million and was being amortized on a straight-line basis over five years. Under Financial Accounting Standards No. 142, which the Company adopted on January 1, 2002, the goodwill embedded in the Company's equity investment in MAS is no longer amortized. As a result of no longer amortizing this goodwill, the Company' net income increased by $0.3 million for the three-months ended March 31, 2002.

         Effective March 27, 2002, the Company's 93% owned subsidiary, Digital Angel, merged with MAS. As a result of the merger, the Company now owns approximately 77.15% of Digital Angel Corporation, as more fully discussed in Note 1.

         In satisfaction of a condition to the consent to the merger by IBM Credit Corporation, the Company's lender, the Company transferred to a Delaware business trust controlled by an advisory board all of the shares of MAS common stock owned by it and, as a result, the rust has legal title to approximately 77.15% of the Digital Angel Corporation common stock. The trust has voting rights with respect to the Digital Angel Corporation common stock until the Company's obligations to IBM Credit are repaid in full. The trust may be obligated to liquidate the shares of Digital Angel Corporation common stock owned by it for the benefit of IBM Credit in the event the Company fails to make payments, or otherwise defaults, under its new credit agreement with IBM Credit, which became effective on the date of the merger. The Company has retained beneficial ownership of the shares.

         Unaudited pro forma results of operations for the three-months ended March 31, 2002 are included below. Such pro forma information assumes that the merger of Digital Angel and MAS had occurred as of January 1, 2002.

                                                                                          ------------------------
                                                                                             THREE-MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                          ------------------------
                                                                                                    2002
                                                                                                    ----
     Net operating revenue from continuing operations                                             $29,105
     Loss from continuing operations                                                              (25,383)
     Loss available to common stockholders from continuing operations                             (25,383)
     Loss per common share from continuing operations - basic                                      $(0.10)
     Loss per common share from continuing operations - diluted                                    $(0.10)

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

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

         Option to Acquire Additional Preferred Stock. The investors had the option to purchase up to an additional $26.0 million in stated value of Series C convertible preferred stock and warrants with an initial conversion price of $5.00 per share, for an aggregate purchase price of $20.0 million, at any time up to ten months following the effective date of the Company's registration statement relating to the common stock issuable on conversion of the initial series of the preferred stock. The additional preferred stock would have had the same preferences, qualifications and rights as the initial preferred stock. The fair value of the option was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 40% and a risk free interest rate of 5.5%. The investors elected not to exercise the option, which expired on February 24, 2002, and accordingly, the fair value of the option was recorded as an increase in additional-paid-in-capital.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

9.       DISCONTINUED OPERATIONS

         On March 1, 2001, the Company's board of directors approved a plan to offer for sale its Intellesale business segment and all of its other "non-core businesses". Accordingly, the operating results of these entities have been reclassified and reported as Discontinued Operations for all periods presented. As of March 1, 2002, the Company had sold or closed substantially all of the businesses comprising Discontinued Operations. There were two insignificant companies remaining, which had combined revenues and net losses for the quarter ended March 31, 2002 of $0.3 million and $0.1 million, respectively. One of these remaining businesses was sold effective May 23, 2002 and the Company anticipates selling the remaining company within the next several months. Proceeds from the sales of Discontinued Operations companies were used to repay amounts outstanding under the IBM credit agreement. Any additional proceeds on the sale of the remaining business will also be used to repay the IBM debt.

         The following discloses the results of Intellesale and all other non-core businesses comprising Discontinued Operations for the period from January 1, 2001 through March 1, 2001:

                                                                                  January 1, through
                                                                                       March 1,
                                                                             ----------------------------

                                                                                         2001
                                                                                         ----
     Product revenue                                                                   $13,039
     Service revenue                                                                       846
                                                                             ----------------------------
     Total revenue                                                                      13,885
     Cost of products sold                                                              10,499
     Cost of services sold                                                                 259
                                                                             ----------------------------
     Total cost of products and services sold                                           10,758
                                                                             ----------------------------
     Gross profit                                                                        3,127
     Selling, general and administrative expenses                                        2,534
     Depreciation and amortization                                                         264
     Interest, net                                                                          29
     Provision for income taxes                                                             34
     Minority interest                                                                      53
                                                                             ----------------------------
     Income from discontinued operations                                                  $213
                                                                             ============================


                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

         The above results do not include any allocated or common overhead expenses. Included in Interest, net, above are interest charges based on the debt of one of these businesses. A purchaser assumed this debt when the business was sold on January 31, 2002.

         Assets and liabilities of Discontinued Operations are as follows at March 31, 2002 and December 31, 2001.

                                                                        March 31, 2002          December 31, 2001
                                                                   -------------------------------------------------
                                                                                     (In thousands)
     Current Assets
          Cash and cash equivalents                                        $    328                  $    --
          Accounts receivable and unbilled receivables, net                     452                    5,745
          Inventories                                                           173                    4,430
          Prepaid expenses and other current assets                              --                      291
                                                                   -------------------------------------------------
     Total Current Assets                                                       953                   10,466

     Property and equipment, net                                                246                    3,553
     Other assets                                                                15                      242
                                                                   -------------------------------------------------
                                                                           $  1,214                  $14,261
                                                                   =================================================
     Current Liabilities
          Notes payable and current maturities of long-term debt           $      4                  $ 5,040
          Accounts payable                                                    4,157                    8,670
          Accrued expenses                                                    6,940                    9,610
                                                                   -------------------------------------------------
     Total Current Liabilities                                               11,101                   23,320

     Long-term debt                                                              36                       --
     Minority interest                                                          199                      401
                                                                   -------------------------------------------------
                                                                             11,336                   23,721
                                                                   =================================================
     Net Liabilities of Discontinued Operations                            $(10,122)                 $(9,460)
                                                                   =================================================

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

         The Company recorded a provision for operating losses, estimated loss on sale and carrying costs during the phase-out period including operating and other disposal costs to be incurred in selling the businesses. Carrying costs primarily include the cancellation of facility leases, employment contract buyouts and litigation reserves. During the quarter ended March 31, 2002, the Company increased its estimated loss on sale of its 85% ownership in its Canadian subsidiary, Ground Effects, Ltd., which was sold on January 31, 2002, by $0.2 million. Proceeds on the sale of Ground Effects, Ltd. approximated $1.6 million plus the assumption of the Canadian portion of the IBM debt. Offsetting the increase in the estimated loss on sale was net operating income for the first quarter of 2002. This net income was primarily due to a change in estimated carrying costs as certain of these obligations were settled during the first quarter of 2002 for amounts less than previously anticipated.


         The following table sets forth the roll forward of the liabilities for estimated loss on sale and operating losses and carrying costs from December 31, 2001 through March 31, 2002.

                                                                 Balance                                    Balance
Type of Cost                                           December 31, 2001      Additions   Deductions      March 31,
                                                                                                               2002
--------------------------------------------------------------------------------------------------------------------
Estimated loss on sale, net of change in
Estimated operating losses                                        $1,173           $16       $1,189             $--
Carrying costs                                                     7,218          (703)         124           6,391
                                                       -------------------------------------------------------------
Total                                                             $8,391         $(687)      $1,313          $6,391
                                                       =============================================================


10.      NON-CASH COMPENSATION EXPENSE

         Pursuant to the terms of the Digital Angel and MAS merger agreement, effective March 27, 2002, options to acquire shares of Digital Angel common stock were converted into options to acquire shares of MAS common stock. The transaction resulted in a new measurement date for the options and, as a result, the Company recorded a non-cash compensation expense of approximately $18.7 million during the three months ended March 31, 2002. As all of the option holders were employees or directors of the Company, these options were considered fixed awards under APB Opinion No. 25 and expense was recorded for the intrinsic value of the options converted. This charge is included in the condensed consolidated statement of operations in selling, general and administrative expenses.

          In addition, the Company incurred approximately $0.3 million in non-cash compensation expense due primarily to re-pricing 19.3 million stock options during 2001. The options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and fluctuations in the Company's common stock price will result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expired. This expense has also been reflected in the condensed consolidated statement of operations as selling, general and administrative expenses.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

11.      SUBSEQUENT EVENT

         On June 8, 2002, the Company's stockholders approved an increase in the number of common shares authorized from 345.0 million to 435.0 million.

12.      NASDAQ LISTING REQUIREMENTS

         On July 12, 2002, the Company was advised of a Nasdaq listing qualifications panel's decision to delist the Company's common stock from The Nasdaq Stock Market, effective with the open of business on that date. The decision cited the Company's continuing delinquency in filing with the Securities and Exchange Commission a quarterly report on Form 10-Q for the first quarter of 2002, which includes interim financial statements reviewed by the Company's outside accountants in accordance with Rule 10-01(d) of Regulation S-X (the SAS 71 review). Following the filing of this amended Form 10-Q, the Company's stock will be eligible for quotation by market makers on the OTC Bulletin Board upon compliance with applicable Exchange Act rules. The Company is working to have Nasdaq Stock Market's decision overturned or otherwise have its securities listed on a national exchange, but no assurances could be made regarding the outcome of those efforts.

13.      LEGAL PROCEEDINGS

         During the quarter ended March 31, 2002, 510 Ryerson Road Inc. filed a lawsuit against the Company and one of its subsidiaries in connection with a lease for a facility that is no longer in use. The Company is vigorously defending this action.

         In the fourth quarter of 2000, the Company entered into an agreement to acquire an interest in Connect Intelligence Limited, an Irish company. A dispute between the Connect Intelligence sellers and us ensued and the sellers filed several litigations in Ireland and the United States. The litigations have been settled under the terms of a settlement agreement dated March 21, 2002. The settlement resulted in approximately 3.2 million shares of the Company's common stock being issued to the sellers and resulted in a charge to the Company of approximately $1.0 million, which was accrued at December 31, 2001 and a payment to the Company of approximately $1.4 million, which it received in May 2002. At the time of the settlement agreement, the closing price of our common stock was $0.45 per share.

         In May 2002, a shareholders action was filed against the Company and one of its directors (the Childs litigation). In the following weeks, several more complaints were filed that have identical or near identical allegations as those alleged in the Childs litigation. The Childs litigation's primary allegations relate to (i) claims that the company failed to disclose improper accounting procedures related to two subsidiaries, (ii) claims that statements in a Los Angeles Times article on May 9, 2002 about the Company's VeriChip Corporation subsidiary were false, and (iii) that statements by the Company as quoted in other newspaper articles were misleading. The Company expects that the various cases will be consolidated into one case. The Company believes that the allegations in the Childs litigation and the later-filed cases are without merit and it will defend them vigorously.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

     On May 29, 2001, Janet Silva, individually and as Guardian ad Litem for Jonathan Silva, a minor, and the Estate of Clarence William Silva, Jr. (collectively, "Plaintiffs") filed suit against Customized Services Administrators, Incorporated ("CSA"), Pricesmart, Inc. ("Pricesmart"), Commercial Union Insurance Company ("Commercial Union"), CGU Insurance Group, and the Digital Angel Corporation (collectively the "Defendants") in the Superior Court of the State of California in and for the County of Santa Clara. The allegations of the complaint arise from a vacation guarantee insurance policy (the "Insurance Contract") allegedly purchased by Plaintiffs from Defendants on March 6, 2000. The complaint alleges, among other things, that Defendants breached the Insurance Contract, defrauded Plaintiffs, acted in bad faith, engaged in deceptive and unlawful business practices, resulting in the wrongful death of Clarence William Silva, Jr. (the "Deceased") and the intentional infliction of emotional distress on Plaintiffs. The complaint seeks the cost of funeral and burial expenses of the Deceased and amounts constituting the loss of financial support of the Deceased, general damages, attorney's fees and costs, and exemplary damages. CSA has filed a cross-claim against the Digital Angel Corporation alleging that it should be held liable for any liability that CSA may have to Plaintiffs. Digital Angel Corporation has denied the allegations of the complaint and the CSA cross-claim and is vigorously contesting all aspects of this action.

     The Company is party to various other legal actions as either a plaintiff or a defendant. In its opinion, as of the date of this Form 10-Q, these proceedings will not have a material adverse effect on the Company's financial position, its cash flows or its overall trends in results. The estimate of the potential impact on the Company's financial position, its overall results of operations or its cash flows for these proceedings could change in the future.

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

     Approximately two years ago, we developed a patent for what we believe is the world's first combination of advanced biosensor technology and web-enabled wireless telecommunications linked to GPS in a watch/pager device that communicates through proprietary software to a secure 24/7 operations center in California. This technology provides "where-you-are" and "how-you-are" information about loved ones (particularly elderly relatives and children), their location and their vital signs via the subscriber's computer, PDA or wireless phone. We branded this technology Digital Angel and merged the technology with a company formerly known as Destron Fearing Corporation. Our goal was to create a new corporation underpinned by the patented technology and complemented by the products and services and revenues of our existing business segments. We united our existing GPS, application service provider and animal tracking business units to form Digital Angel, the company. Effective March 27, 2002, Digital Angel became its own public company through the merger of Medical Advisory Systems, Inc. (MAS) (AMEX:DOC). We are the beneficial owner of approximately 77.15% of this new company which has been renamed Digital Angel Corporation. We launched Digital Angel, the product, on November 26, 2001.

     In October 2001, we announced our new wholly-owned subsidiary, Thermo Life Energy Corp, formerly Advanced Power Solutions, Inc., which will develop, market and license our new product, Thermo Life, the world's smallest thermoelectric generator powered by body heat. Thermo Life is intended to provide a miniaturized power source for a wide range of consumer electronic devices including attachable or implantable medical devices and wristwatches. We expect to begin marketing Thermo Life during the last half of 2002.

     In December 2001, we announced the development of a miniaturized, implantable verification chip, called VeriChip that can be used in a variety of security, emergency and healthcare applications. On February 7, 2002, we created a new wholly-owned subsidiary, VeriChip Corporation, which will develop, market and license VeriChip. About the size of the point of a typical ballpoint pen, each VeriChip will contain a unique verification number. Utilizing an external scanner, radio frequency energy passes through the skin energizing the dormant VeriChip, which then emits a radio frequency signal transmitting the verification number contained in the VeriChip. We expect to begin marketing VeriChip during the last half of 2002.

     As a result of the merger of Digital Angel and MAS, which occurred on March 27, 2002, the significant restructuring of our business during the past year and our emergence as an advanced technology development company, we have re-evaluated and realigned our reporting segments. Effective January 1, 2002, we currently operate in three business segments: Advanced Technology, Digital Angel Corporation and SysComm International.

     The business units comprising our Advanced Technology segment represent those business units that we believe will provide the necessary synergies, support and infrastructure to allow us to develop, promote and fully-integrate our life-enhancing technology products and services.

     Our Digital Angel Corporation segment consists of the business operations of Digital Angel Corporation and is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects. Before March 27, 2002, the business of Digital Angel Corporation was operated in four divisions: Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other. With the acquisition of MAS on March 27, 2002, Digital Angel Corporation re-organized into four new divisions: Animal Applications (formerly Animal Tracking), Digital Angel Systems, GPS and Radio Communications, and Physician Call Center and Other. Physician Call Center and Other reflects the newly acquired MAS business.

      Our SysComm International segment consists of the business operations of our 52.5% owned subsidiary, SysComm International Corporation. This segment provides professional services in the areas of systems integration, information technology (IT) procurement and logistics, and technology strategy. Doing business as "InfoTech", this segment provides integrated eBusiness strategy and technology implementation services on a regional basis to enterprise and small to medium businesses who want to fully leverage eBusiness technologies as part of their overall business strategy. Its service offerings includes technology strategy and due diligence consulting, systems architecture and design, application and technology infrastructure deployment, enterprise security, IT product procurement and logistics, and provisioning.

     Business units that were part of our Continuing Operations and that were closed or sold during 2001 and 2002 are reported as All Other.

     Prior to January 1, 2002, our business was organized into three segments: Applications, Services and Advanced Wireless. Prior period information has been restated to present our reportable segments on a comparative basis.

     Additionally, our previously reported Intellesale and all other non-core business segments are reported as Discontinued Operations.

RECENT DEVELOPMENTS

Digital Angel/MAS Merger

     On March 27, 2002, Digital Angel merged with MAS and MAS changed its name to Digital Angel Corporation. Also, pursuant to the merger agreement, we contributed all of our stock in Timely Technology Corp., our wholly-owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary. Digital Angel, Timely Technology Corp. and Signature Industries, Limited were collectively referred to as the Advanced Wireless Group. In satisfaction of a condition to the consent to the merger by IBM Credit, we transferred all shares of Digital Angel Corporation common stock owned by us to a Delaware business trust controlled by an advisory board and, as a result, the trust has legal title to approximately 77.15% of the Digital Angel Corporation common stock. The trust has voting rights with respect to the Digital Angel Corporation common shares until we repay our obligations to IBM Credit in full. We have retained beneficial ownership of the shares. The trust may be obligated to liquidate the shares of Digital Angel Corporation common stock owned by it for the benefit of IBM Credit in the event we fail to make payments, or otherwise default, under our new credit agreement with IBM Credit, as discussed below. Such liquidation of the shares of Digital Angel Corporation common stock will be in accordance with the Securities and Exchange Commission's rules and regulations governing affiliates.

     During the three months ended March 31, 2002, we recorded a net loss of $0.4 million arising from the transaction. The net loss is comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million Digital Angel options, partially offset by a gain of approximately $4.7 million from the deemed sale of approximately 22.85% of Digital Angel and the other subsidiaries comprising the Advanced Wireless Group as a result of the merger with MAS.

     Our investment in Digital Angel Corporation is being accounted for under the consolidation method of accounting.

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

     Our new credit agreement with IBM Credit contains covenants relating to our financial position and performance, as well as the financial position and performance of Digital Angel Corporation. We believe that when the second quarter results are finalized, we will not be in compliance with certain financial ratios for the second quarter of 2002 and with other provisions of the credit agreement. Although the Company expects to obtain a waiver from IBM Credit, there can be no assurances that a waiver will be obtained. The new credit agreement also prohibits us from borrowing funds from other lenders, and does not provide for any additional advances.

     RESULTS OF CONTINUING OPERATIONS


     The following table summarizes our results of operations as a percentage of net operating revenue for the three month periods ended March 31, 2002 and 2001 and is derived from the unaudited consolidated statements of operations in Part I, Item 1 of this report.

                                                                                      RELATIONSHIP TO
                                                                                          REVENUE
                                                                             ---------------------------------
                                                                               THREE-MONTHS ENDED MARCH 31,
                                                                             ---------------------------------
                                                                                    2002                2001
                                                                                    ----                ----
                                                                                       %                   %
                                                                                       -                   -
Product revenue                                                                     81.7                72.5
Service revenue                                                                     18.3                27.5
                                                                             ---------------------------------
Total revenue                                                                      100.0               100.0
Cost of goods sold                                                                  71.6                69.3
Cost of services sold                                                               45.1                47.7
                                                                             ---------------------------------
Total cost of goods and services sold                                               66.7                63.4
                                                                             ---------------------------------
Gross profit                                                                        33.2                36.6
Selling, general and administrative expense                                        102.5                37.3
Research and development                                                             5.1                 2.9
Depreciation and amortization                                                        3.6                13.6
Interest income                                                                     (0.5)               (1.0)
Interest expense                                                                     7.3                 4.5
                                                                             ---------------------------------
Income (loss) from continuing operations before income taxes, minority
    interest and equity in net loss of affiliate                                   (84.8)              (20.7)
Provision for income taxes                                                          (0.4)               (3.3)
                                                                             ---------------------------------
Income (loss) from continuing operations before minority interest and
    equity in net loss of affiliate                                                (85.2)              (24.0)
Minority interest                                                                    0.1                (0.2)
Net loss on subsidiary merger transaction                                           (1.4)                 --
Equity in net loss of affiliate                                                     (1.0)                0.2
                                                                             ---------------------------------
Income (loss) from continuing operations                                           (87.5)              (24.0)
Income from discontinued operations, net of income taxes                             2.4                 0.4
                                                                             ---------------------------------
Net income (loss)                                                                  (85.1)              (23.6)
Preferred stock dividends                                                             --                 0.5
Accretion of beneficial conversion feature of redeemable preferred stock -
    series C                                                                          --                 5.2
                                                                             ---------------------------------
Net loss available to common shareholders                                          (85.1)              (29.3)
                                                                             =================================

     REVENUE

     Revenue from continuing operations for the first quarter of 2002 decreased $19.2 million, or 40.5%, to $28.2 million from $47.4 million in the first quarter of 2001.

     Revenue from continuing operations during the three-months ended March 31, 2002 and 2001 by segment was as follows:

                                                         THREE MONTHS ENDED MARCH 31,
                                                                (IN THOUSANDS)
                                 -------------------------------------------------------------------------------
                                                  2002                                     2001
                                                  ----                                     ----
                                 -------------------------------------------------------------------------------
                                   Product       Service       Total        Product       Service       Total
                                   -------       -------       -----        -------       -------       -----
     Advanced Technology            $4,904        $3,616       $8,520        $8,924        $4,466      $13,390
     Digital Angel Corporation       7,452           303        7,755         9,134         1,070       10,204
     SysComm International           9,694           811       10,505         9,051           339        9,390
     All Other                       1,013           375        1,388         7,274         7,093       14,367
     Corporate / Eliminations           --            51           51            --            58           58
                                 -------------------------------------------------------------------------------
     Total                         $23,063        $5,156      $28,219       $34,383       $13,026      $47,409
                                 ===============================================================================

     Advanced Technology's revenue decreased $4.9 million in the first quarter of 2002 compared to the first quarter of 2001. When compared to the amounts for the quarter ended March 31, 2001, product revenue decreased by $4.0 million, or 45.0%, and service revenue decreased by $0.8 million, or 19.0%. These decreases were due primarily to government contract projects, which we had expected to complete in the first quarter of 2002, but were not completed until the second quarter of 2002.

     Digital Angel Corporation's revenue decreased $2.4 million in the first quarter of 2002 compared to the first quarter of 2001. When compared to the amounts for the quarter ended March 31, 2001, product revenue decreased by $1.7 million, or 18.4%, and service revenue decreased by $0.7 million, or 71.7%. We attribute the decrease in product sales primarily to the timing of sales of transponders to the fisheries industries customers, as well as higher sales in the first quarter of 2001 to a large customer to prepare for the launch of pet identification product in France. We attribute the decrease in service revenue to completed client assignments that were not replaced.

     SysComm International's revenue increased $1.1 million in the first quarter of 2002 compared to the first quarter of 2001. When compared to the amounts for the quarter ended March 31, 2001, product revenue increased by $0.6 million, or 7.1%, and service revenue increased by $0.5 million, or 139.2%. We attribute the increase in revenue to larger orders from certain customers.

     All Other's revenue decreased $13.0 million, or 90.3%, in the first quarter of 2002 compared to the first quarter of 2001. The decrease was due to the sale or closure of the majority of the business units comprising this group during the last half of 2001 and the first quarter of 2002.

     GROSS PROFIT AND GROSS PROFIT MARGIN

     Gross profit from continuing operations for the first quarter of 2002 decreased $7.9 million, or 45.7%, to $9.4 million from $17.3 million in 2001. Our gross profit margin was 32.3% and 36.6% of revenue, respectively, for the three-months ended March 31, 2002 and 2001.

     Gross profit from continuing operations during the three-months ended March 31, 2002 and 2001 by segment was as follows:

                                                         THREE MONTHS ENDED MARCH 31,
                                                                (IN THOUSANDS)
                                 -------------------------------------------------------------------------------
                                                  2002                                     2001
                                                  ----                                     ----
                                 -------------------------------------------------------------------------------
                                   Product       Service       Total        Product       Service       Total
                                   -------       -------       -----        -------       -------       -----
     Advanced Technology            $1,611        $1,983       $3,594        $2,007        $2,318       $4,325
     Digital Angel Corporation       3,151            52        3,203         3,772           522        4,294
     SysComm International             960           405        1,365         1,701           223        1,924
     All Other                         825           340        1,165         3,059         3,688        6,747
     Corporate / Eliminations           --            51           51            --            58           58
                                 -------------------------------------------------------------------------------
     Total                          $6,547        $2,831       $9,378       $10,539        $6,809      $17,348
                                 ===============================================================================



     Gross profit margin from continuing operations during the three-months ended March 31, 2002 and 2001 by segment was as follows:

                                                         THREE MONTHS ENDED MARCH 31,
                                 -------------------------------------------------------------------------------
                                                  2002                                     2001
                                                  ----                                     ----
                                 -------------------------------------------------------------------------------
                                   Product       Service       Total        Product       Service       Total
                                   -------       -------       -----        -------       -------       -----
                                      %             %            %             %             %            %
                                      -             -            -             -             -            -
     Advanced Technology              32.8          54.8         42.2          22.5          51.9         32.3
     Digital Angel Corporation        42.3          17.2         41.3          41.3          48.8         42.1
     SysComm International             9.9          49.9         14.1          18.8          65.8         20.5
     All Other                        81.5          90.7         83.9          42.1          52.0         47.0
     Corporate / Eliminations           --         100.0        100.0            --         100.0        100.0
                                 -------------------------------------------------------------------------------
     Total                            28.4          54.9         33.2          30.7          52.3         36.6
                                 ===============================================================================

     Advanced Technology's gross profit decreased $0.7 million in the first quarter of 2002, and margin increased to 42.2% from 32.3% in the first quarter of 2001. We attribute the decrease in gross profit primarily to the reduction in sales during the first quarter of 2002, and the increase in margin primarily to higher margins realized on government contract sales during the first quarter of 2002.

     Digital Angel Corporation's gross profit decreased $1.1 million in the first quarter of 2002, while margins remained relatively constant at 41.3% in the first quarter of 2002 from 42.1% in the first quarter of 2001. We attribute the decrease in gross profit primarily to the reduction in sales during the first quarter of 2002.

     SysComm International's gross profit decreased $0.6 million in the first quarter of 2002, and margin decreased to 14.1% in the first quarter of 2002 from 20.5% in the first quarter of 2001. We attribute the decrease in gross profit and margin to high volume, lower margin sales to a major customer during the first quarter of 2002.

     All Other's gross profit decreased $5.6 million, or 82.7%, during the first quarter of 2002. Gross margin percentage increased to 83.9% in the first quarter of 2002 from 47.0% in 2001. The decreased in gross profit resulted from the sale or closure of the majority of the business units comprising this group during the last half of 2001 and the first quarter of 2002. We attribute the increase in gross margin percentage to the sale and closure of business units within this group. The majority of the business units that were sold or closed earned lower gross margins on average than the remaining business unit comprising the group during the first quarter of 2002.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses from continuing operations was $28.9 million in the first quarter of 2002, an increase of $11.2 million, or 63.3%, from the $17.7 million reported in the first quarter of 2001. As a percentage of total revenue, selling, general and administrative expenses from continuing operations increased to 102.5% in the first quarter 2002, from 37.3% in the first quarter of 2001.

     Selling, general and administrative expense from continuing operations during the three-months ended March 31, 2002 and 2001 by segments was as follows:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                         (IN THOUSANDS)
                                                                             ---------------------------------------
                                                                                     2002                2001
                                                                                     ----                ----
Advanced Technology                                                                 $1,909              $2,533
Digital Angel                                                                        2,660               2,402
SysComm                                                                              1,184               1,827
All Other                                                                              914               6,830
Corporate / Eliminations                                                            22,233               4,081
                                                                             ---------------------------------------
Total                                                                              $28,900             $17,673
                                                                             =======================================


     Selling, general and administrative expense from continuing operations as a percentage of revenue during the three months ended March 31, 2002 and 2001 by segments was as follows:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                             ---------------------------------------
                                                                                     2002                2001
                                                                                     ----                ----
                                                                                         %                   %
Advanced Technology                                                                   22.4                18.9
Digital Angel Corporation                                                             34.3                23.5
SysComm International                                                                 11.3                19.5
All Other                                                                             65.9                47.5
Corporate / Eliminations (1)                                                          78.8                 8.6
                                                                             ---------------------------------------
Total                                                                                102.5                37.3
                                                                             =======================================

(1) Corporate / Eliminations percentage has been calculated as a percentage of total revenue.

     Advanced Technology's selling, general and administrative expense decreased $0.6 million, or 24.0%, to $1.9 million in the first quarter of 2002 from $2.5 million in the first quarter of 2001. We attribute the reduction primarily to the cost saving initiatives and staff reductions that we began during the last nine months of 2001. Selling, general and administrative expense increased as a percentage of revenue due to the reduction in sales during the first quarter of 2002.

     Digital Angel Corporation's selling general and administrative expense increased $0.3 million, or 12.5%, to $2.7 million in the first quarter of 2002 from $2.4 million in the first quarter of 2001. We attribute the increase primarily to expenses associated with the merger of Digital Angel and MAS during the first quarter of 2002. Selling, general and administrative expense increased as a percentage of revenue due primarily to the reduction in sales during the first quarter of 2002.

      SysComm International's selling general and administrative expense decreased $0.6 million, or 33.3%, to $1.2 million in the first quarter of 2002 from $1.8 million in the first quarter of 2001. As a percentage of revenue, selling general and administrative expense decreased to 11.3% of revenue in the first quarter of 2002 from 19.5% of revenue in the first quarter of 2001. We attribute the reduction primarily to layoffs, the elimination of expenses related to the Shirley, New York facility, which was sold in January 2002 and other cost control programs.

     All Other's selling, general and administrative expenses decreased $5.9 million, or 86.8%, to $0.9 million in the first quarter of 2002 from the $6.8 million reported in the first quarter of 2001. The decrease resulted from the sale or closure of all but one of the business units comprising this group during the last half of 2001 and the first quarter of 2002.

     "Corporate / Eliminations" selling, general and administrative expenses increased $18.2 million, or 443.9%, to $22.2 million from $4.1 million in the first quarter of 2001. We attribute the increase primarily to non-cash compensation expense. Pursuant to the terms of the Digital Angel and MAS merger agreement, which became effective March 27, 2002, options to acquire shares of Digital Angel common stock were converted into options to acquire shares of MAS common stock. The transaction resulted in a new measurement date for the options and, as a result, we recorded non-cash compensation expense of approximately $18.7 million during the first quarter of 2002. As all of the option holders were our employees or directors, these options were considered fixed awards under APB Opinion No. 25 and expense was recorded for the intrinsic value of the options converted. In addition, we incurred approximately $0.3 million in non-cash compensation expense due primarily to re-pricing 19.3 million stock options during 2001. The options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and fluctuations in our common stock price will result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expired. Excluding the effects of the non-cash compensation expense associated with options, "Corporate / Eliminations" decreased $0.9 million, or 22.0%, in the first quarter of 2002 from the $4.1 million reported in the first quarter of 2001. The decrease resulted primarily from the cost savings initiatives and staff reductions that we began during the last nine months of 2001.

     RESEARCH AND DEVELOPMENT

     Research and development expense from continuing operations was $1.4 million and $1.4 million for the three months ended March 31, 2002 and 2001, respectively. Research and development expense increased to 5.1% of revenue in the first quarter of 2002 from 2.9% of revenue in the first quarter of 2001. Research and development expense relates primarily to the development of Digital Angel and VeriChip.

     Research and development expense from continuing operations during the three-months ended March 31, 2002 and 2001 by segments was as follows:

                                                                                  THREE-MONTHS ENDED MARCH 31,
                                                                                         (IN THOUSANDS)
                                                                             ---------------------------------------
                                                                                     2002                2001
                                                                                     ----                ----
Advanced Technology                                                                 $  117              $  301
Digital Angel Corporation                                                            1,331               1,084
SysComm International                                                                   --                  --
All Other                                                                               --                  --
Corporate/Eliminations                                                                  --                  --
                                                                             ---------------------------------------
Total                                                                               $1,448              $1,385
                                                                             =======================================


     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense from continuing operations for the first quarter of 2002 decreased $5.5 million, or 84.6%, to $1.0 million from $6.5 million in the first quarter of 2001. As a percentage of revenue, depreciation and amortization expense decreased to 3.6% in the first quarter of 2002 from 13.6% in the first quarter of 2001.

     Depreciation and amortization expense from continuing operations during the three months ended March 31, 2002 and 2001 by segments was as follows:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                         (IN THOUSANDS)
                                                                             ---------------------------------------
                                                                                     2002                2001
                                                                                     ----                ----
Advanced Technology                                                                   $105              $2,150
Digital Angel Corporation                                                              735               2,242
SysComm International                                                                   74                 152
All Other                                                                                9               1,620
Corporate/Eliminations                                                                  81                 294
                                                                             =======================================
Total (1)                                                                           $1,004              $6,458
                                                                             =======================================


(1) Under FAS 142, which we adopted on January 1, 2002, goodwill and certain other intangible assets are no longer amortized. This resulted in a reduction in depreciation and amortization expense of approximately $5.5 million during the first quarter of 2002.

     Advanced Technology's depreciation and amortization expense decreased by $2.0 million, or 95.1%, to $0.1 million in the first quarter of 2002 from $2.1 million in the first quarter of 2001. We attribute the decrease to a reduction in goodwill amortization as a result of the adoption of FAS 142.

     Digital Angel Corporation's depreciation and amortization expense decreased by $1.5 million, or 67.2%, to $0.7 million in the first quarter of 2002 from $2.2 million in the first quarter of 2001. We attribute the decrease to a reduction in goodwill amortization as a result of the adoption of FAS 142.

     SysComm International's depreciation and amortization expense decreased by $0.1 million, or 51.3%, to $0.1 million in the first quarter of 2002 from $0.2 million in the first quarter of 2001. We attribute the decrease primarily to a reduction of goodwill amortization as a result of the adoption of FAS 142 and management's decision to offer for sale the Shirley, New York facility thus ceasing depreciation of the building and equipment.

     All Other's depreciation and amortization expense decreased primarily due to the sale or closure of the majority of the business units comprising this group during the last half of 2001 and the first quarter of 2002.

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

     INCOME TAXES

     We had a negative effective income tax rate of 0.4% and 15.8% in the first quarter of 2002 and 2001, respectively. Differences in the effective income tax rate from the statutory federal income tax rate arise primarily from the recognition of net operating loss carryforwards, non-deductible goodwill amortization associated with acquisitions and state taxes net of federal benefits. In addition, the rate for the first quarter of 2001 was impacted by our projection of taxable income with a book loss from continuing operations for the year ended December 31, 2001.


RESULTS OF DISCONTINUED OPERATIONS

     On March 1, 2001, our Board of Directors approved a plan to offer for sale our Intellesale business segment and all of our other "non-core businesses". Accordingly, the operating results of these entities have been reclassified and reported as Discontinued Operations for all periods presented. As of March 1, 2002, we had sold or closed substantially all of the businesses classified as Discontinued Operations. There were two insignificant companies remaining, which had combined revenues and net losses for the quarter ended March 31, 2002 of $0.3 million and $0.1 million, respectively. We sold one of these businesses effective May 23, 2002 and we anticipate selling the remaining business within the next several months. We used the proceeds from the sales of companies classified as Discontinued Operations to repay amounts outstanding under the IBM Agreement.

      The following discloses the results of Intellesale and all other non-core businesses comprising Discontinued Operations for the period from January 1, 2001 through March 1, 2001, the measurement date:

                                                                                   January 1, through
                                                                                        March 1,
                                                                             -------------------------------

                                                                                          2001
                                                                                          ----

                                                                                 (amounts in thousands)
     Product revenue                                                                     $13,039
     Service revenue                                                                         846
                                                                             -------------------------------
     Total revenue                                                                        13,885
     Cost of products sold                                                                10,499
     Cost of services sold                                                                   259
                                                                             -------------------------------
     Total cost of products and services sold                                             10,758
                                                                             -------------------------------
     Gross profit                                                                          3,127
     Selling, general and administrative expenses                                          2,534
     Depreciation and amortization                                                           264
     Interest, net                                                                            29
     Provision for income taxes                                                               34
     Minority interest                                                                        53
                                                                             -------------------------------
     Income from discontinued operations                                                    $213
                                                                             ===============================

     The above results do not include any allocated or common overhead expenses. Included in Interest, net, above are interest charges based on the debt of one of these businesses. A purchaser assumed this debt when the business was sold on January 31, 2002.

     We recorded a provision for operating losses, estimated loss on sale and carrying costs during the phase-out period including operating and other disposal costs to be incurred in selling the businesses. Carrying costs primarily include the cancellation of facility leases, employment contract buyouts and litigation reserves. During the quarter ended March 31, 2002, we increased the estimated loss on sale of our 85% ownership in our Canadian subsidiary, Ground Effects, Ltd, which we sold on January 31, 2002 by $0.2 million. Proceeds from the sale of Ground Effects, Ltd. approximated $1.6 million plus the assumption of the Canadian portion of the IBM debt. Offsetting the increase in the estimated loss on sale was net operating income for the first quarter of 2002. This net income was primarily due to a change in estimated carrying costs as certain of these obligations were settled during the first quarter of 2002 for amounts less than previously anticipated.

     The following table sets forth the roll forward of the liabilities for estimated loss on sale and operating losses and carrying costs from December 31, 2001 through March 31, 2002.

                                                                 Balance                                    Balance
Type of Cost                                           December 31, 2001      Additions   Deductions      March 31,
                                                                                                               2002
--------------------------------------------------------------------------------------------------------------------
Estimated loss on sale, net of change in
estimated operating losses                                        $1,173           $16        $1,189            $--
Carrying costs                                                     7,218          (703)          124          6,391
                                                      --------------------------------------------------------------
Total                                                             $8,391         $(687)       $1,313         $6,391
                                                      ==============================================================

     LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

     As of March 31, 2002, cash and cash equivalents totaled $7.9 million, an increase of $4.2 million, or 113.5%, from $3.7 million at December 31, 2001.

     Cash of $2.5 million was provided by operations and cash of $0.2 million was used by operations during the first three months of 2002 and 2001, respectively. In the three months ended March 31, 2002, cash was provided primarily by collections on accounts receivable and cash was used primarily to purchase inventory and for other assets. In the first three months of 2001, cash was used primarily to decrease accounts payable and accrued expenses and to fund discontinued operations. Partially offsetting the uses of cash were increases in cash from the collection of accounts receivable, decreases in inventory and other current assets.

     Due from buyers of divested subsidiaries represented the deferred purchase price due on the sale of several businesses during the fourth quarter of 2001. We collected these proceeds during the first quarter of 2002.

     Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased by $4.6 million, or 21.0%, to $17.3 million at March 31, 2002 from $21.9 million at December 31, 2001. We attribute the decrease primarily to increased collection efforts during the first quarter of 2002.

     Inventory levels increased by $1.3 million, or 21.0%, to $7.5 million at March 31, 2002 from $6.2 million at December 31, 2001. We attribute the increase primarily to inventories associated with government contract orders that will be fulfilled during the second quarter of 2002.

     Other current assets were $5.8 million at March 31, 2002, compared to $4.8 million at December 31, 2001. We attribute the increase primarily to an increase in deposits.

     Accounts payable decreased by $2.7 million, or 17.5%, to $12.7 million at March 31, 2002 from $15.4 million at December 31, 2001. Cash generated during the first quarter of 2002 was used to bring certain payables current. Also, accounts payable decreased for various business units classified as All Other, since all but one of these business units had ceased operations as of March 31, 2002.

     Accrued expenses remained relatively constant at $18.0 million at March 31, 2002, compared to $18.2 million at December 31, 2001.

     Investing activities provided cash of $5.8 million in the first quarter of 2002, and used cash of $1.9 million in the first quarter of 2001. In the first quarter of 2002, cash was provided primarily by collections of amounts due from buyers of divested subsidiaries of $2.6 million, proceeds from the sale of property and equipment of $2.5 million and proceeds from the sale of subsidiaries and business assets of $1.1 million. Partially offsetting the amounts provided were cash used by discontinued operations of $0.7 million and cash used to purchase property and equipment of $0.2 million. In the first quarter of 2001, $1.9 million was used to acquire property and equipment, $1.4 million was used by discontinued operations and $0.5 million was used to increase other assets. Partially offsetting these uses was cash of $1.9 million advanced against notes receivable.

     Financing activities in the first quarter of 2002 used cash of $4.1 million and financing activities in the first quarter of 2001 provided cash of $0.5 million. In the first quarter of 2002, cash was used primarily to repay $4.7 million against long-term debt and notes payable. Partially offsetting the use of cash during the first quarter of 2002 was cash of $0.9 million provided from the issuance of common shares. The primary source of cash in the first quarter of 2001 was borrowings of $1.6 million against notes payable. The primary use of cash during the first quarter of 2001 was payments on long-term debt of $1.1 million.

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

     The new credit agreement with IBM Credit contains debt covenants relating to our financial position and performance, as well as the financial condition and performance of the Digital Angel Corporation. We believe that when the second quarter results are finalized, we will not be in compliance with certain financial ratios for the second quarter of 2002 and with other provisions of the credit agreement. Although we will request a waiver from IBM Credit, there can be no assurances that a waiver will be obtained.

     Our covenants under the new credit agreement are as follows. (The Current Asset to Current Liabilities covenant is measured monthly and the Minimum Cumulative EBITDA, as defined, is measured quarterly). Minimum Cumulative Modified EBITDA, as defined in the credit agreement, excludes non-cash compensation expense, one-time charges, impairment losses and any liability or claim that will be satisfied by issuance of our common stock:

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
                                              September 30, 2002                                   .11:1
                                              December 31, 2002                                    .11:1
        -----------------------------------------------------------------------------------------------------------

        Minimum Cumulative Modified EBITDA    March 31, 2002                                 $(1,528,000)
                                              June 30, 2002                                      121,000
                                              September 30, 2002                                 817,000
                                              December 31, 2002                                1,286,000
        -----------------------------------------------------------------------------------------------------------

     Digital Angel Corporation's covenants under the new credit agreement are as follows. (Digital Angel Corporation's Current Asset to Current Liabilities covenant and its Minimum Cumulative EBITDA, as defined, are measured quarterly):

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
        -----------------------------------------------------------------------------------------------------------

     In satisfaction of a condition to the consent of the merger by IBM Credit, we transferred to the Digital Angel Share Trust, which is controlled by an advisory board, all shares of Digital Angel common stock owned by us and, as a result, the trust has legal title to approximately 77.15% of the Digital Angel common stock. The trust has voting rights with respect to the Digital Angel Corporation common stock until we repay our obligations to IBM Credit in full. We retained beneficial ownership of the shares. The trust may be obligated to liquidate the shares of Digital Angel Corporation common stock owned by it for the benefit of IBM Credit in the event we fail to make payments, or otherwise default, under the new credit agreement with IBM Credit. Such liquidation of the shares of Digital Angel Corporation common stock will be in accordance with the SEC rules and regulations governing affiliates.

     At March 31, 2002, we were in compliance with our debt covenants. However, we believe that when the second quarter results are finalized, we will not be in compliance with certain financial ratios for the second quarter of 2002. Although we expect to obtain a waiver from IBM Credit, there can be no assurances that a waiver will be obtained. In the future, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, our ability to remain in compliance with the covenants may be adversely affected. On several occasions during 2001, we failed to comply with the covenants contained in our previous credit agreement with IBM Credit, and, as a result, at times we were in default under that agreement. In the absence of a waiver or amendment to the financial covenants, such noncompliance would constitute an event of default under the new credit agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts we owe them. In the event that such noncompliance appears likely, or occurs, we will seek to renegotiate the covenants and/or obtain waivers, as required. There can be no assurance however that we would be successful in negotiating such amendments or obtaining such waivers.

     The new credit agreement prohibits us from borrowing funds from other lenders without the approval of IBM Credit, and does not provide for any further advances by IBM Credit. The new credit agreement also limits the amount we may pay our Chief Executive Officer, Richard Sullivan, in cash, and prevents us from making certain cash incentive and perquisite payments, including cash payment arising upon a change in control, to various other executive officers.

     Amounts outstanding under the new credit agreement are collateralized by a security interest in substantially all of our assets, excluding the assets of Digital Angel Corporation. The shares of our subsidiaries, including the Digital Angel Corporation common stock held in the Digital Angel Share Trust, also collateralize the amounts outstanding under the credit agreement.

     Sources of Liquidity

     If we are unable to generate the funds that will be required for the payments under our new credit agreement, as discussed above, shares of Digital Angel Corporation common stock initially owned by us upon completion of the merger between Digital Angel and MAS and transferred to the Digital Angel Share Trust may be liquidated, if so directed by IBM Credit, to provide funds necessary to make these payments. The new credit agreement prohibits us from borrowing funds from other lenders, and does not provide for any further advances by IBM Credit. In addition, our prior accountants have expressed doubt about our ability to continue as a going concern. Accordingly, there can be no assurance that we will have access to funds necessary to repay IBM Credit or to provide for our ongoing operating expenses to the extent not provided from our ongoing operating revenue. In addition, we may be able to use proceeds from the sale of businesses, proceeds from the sale of common and preferred shares, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings to fund ongoing operations. There can be no assurance, however, that these options will be available, or if available, on favorable terms. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions.

     Outlook

     We are constantly looking for ways to maximize shareholder value. As such, we are continually seeking operational efficiencies and synergies within our operating segment as well as evaluating acquisitions of businesses and customer bases which complement our operations. These strategic initiatives may include acquisitions, raising additional funds through debt or equity offerings, or the divestiture of non-core business units that are not critical to our long-term strategy or other restructuring or rationalization of existing operations. We will continue to review all alternatives to ensure maximum appreciation of our shareholders' investments. There can be no assurance, however, that any initiatives will be found, or if found, that they will be on terms favorable to us.


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

     WE CANNOT BE CERTAIN OF FUTURE FINANCIAL RESULTS.

     We reported a net loss from continuing operations of $24.7 million for the first quarter of 2002. We incurred losses of $198.1 million and $29.2 million from continuing operations for the years ended December 31, 2001 and 2000, respectively. We reported income from continuing operations of $2.6 million for the year ended December 31, 1999 which included a loss from continuing operations of $17.4 million, offset by a gain of $20.0 million from the sale of our Canadian subsidiary, TigerTel, Inc. Our business plan depends on our attaining and maintaining profitability; however, we cannot predict whether we will remain profitable in the future. Our profitability depends on many factors, including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market new products and technologies. We may not be able to sustain or increase profitability on a quarterly or annual basis. In addition, if we fail to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may fall.

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

     In addition, the stock market in general, and stocks of technology companies in particular, have often experienced extreme price and volume fluctuations. This volatility is often unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Declines in the market price of our common stock could also harm employee morale and retention, our access to capital and other aspects of our business. If our share price is volatile, we may be the target of securities litigation, which is costly and time-consuming to defend. Historically, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against that company. Litigation of this type could result in substantial costs and a diversion of management's attention and resources, which would harm our business.

     IF WE ARE UNABLE TO RE-LIST OUR COMMON STOCK, TRADING IN OUR SHARES COULD DECREASE AND THE MARKET PRICE OF OUR SHARES COULD DECLINE AND, EVEN IF WE DO REGAIN LISTING STATUS, WE MAY BE UNABLE TO CONTINUE TO SATISFY THE APPLICABLE LISTING REQUIREMENTS.

     On July 12, 2002, we were advised of a Nasdaq listing qualifications panel's decision to delist our common stock from The Nasdaq Stock Market, effective with the open of business on that date. The decision cited our continuing delinquency in filing with the Securities and Exchange Commission a quarterly report on Form 10-Q for the first quarter of 2002, which includes interim financial statements reviewed by our outside auditors in accordance with Rule 10-01(d) of Regulation S-X (the SAS 71 review). Following the filing of this amended Form 10-Q, our stock will be eligible for quotation by market makers on the OTC Bulletin Board upon compliance with applicable Exchange Act rules. We are working to have Nasdaq Stock Market's decision overturned or otherwise have our securities listed on a national exchange, but no assurances can be made regarding the outcome of those efforts. As a result, an active trading market for our common stock may no longer exist and trading in our shares of common stock could decrease substantially, and the price of our shares of common stock may decline.

     If we are successful in regaining our listing on the Nasdaq National Market, our ability to remain re-listed will depend on our ability to continue to satisfy applicable Nasdaq criteria including our ability to maintain a minimum bid price of $1.00 per share. During 2001, we received a letter from Nasdaq containing a staff determination that we had failed to comply with the minimum bid price requirement. On May 2, 2002 we received a letter from the Nasdaq stating that we had regained compliance. Therefore, if we are successful in our efforts to regain our listing status with the Nasdaq, we must continue to be able to maintain compliance with the minimum bid price requirement in the future.

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

     On several occasions during 2001, we failed to comply with the covenants contained in our previous credit agreement with IBM Credit, and, as a result, at times we were in default under that agreement. We entered into a new credit agreement with IBM Credit, which became effective on March 27, 2002, upon the completion of the merger between Digital Angel and MAS. The new credit agreement contains various financial and other restrictive covenants that, among other things, limit our ability to borrow additional funds and declare and pay dividends, and requires us to, among other things, maintain various financial ratios and comply with various other financial covenants. Although we have not finalized our second quarter 2002 results, we believe that we will not be in compliance with certain of our financial ratios contained in our current agreement with IBM Credit and with other provisions of our credit agreement. We expect to obtain a waiver from IBM Credit, although no assurances can be given that a waiver will be obtained.

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

     Because we will not pay dividends on our common stock for the foreseeable future, shareholders must rely on stock appreciation for any return on their investment in our common stock.

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

     In the fourth quarter of 2000, we entered into an agreement to acquire an interest in Connect Intelligence Limited, an Irish company. A dispute between the Connect Intelligence sellers and us ensued and the sellers filed several litigations in Ireland and the United States. The litigations have been settled under the terms of a settlement agreement dated March 21, 2002. The settlement resulted in approximately 3.2 million shares of our common stock being issued to the sellers and resulted in a charge to us of approximately $1.0 million, which was accrued at December 31, 2001 and a payment to us of approximately $1.4 million, which we received in May 2002. At the time of the settlement agreement, the closing price of our common stock was $0.45 per share.

     On May 29, 2001, Janet Silva, individually and as Guardian ad Litem for Jonathan Silva, a minor, and the Estate of Clarence William Silva, Jr. (collectively, "Plaintiffs") filed suit against Customized Services Administrators, Incorporated ("CSA"), Pricesmart, Inc. ("Pricesmart"), Commercial Union Insurance Company ("Commercial Union"), CGU Insurance Group, and the Digital Angel Corporation (collectively the "Defendants") in the Superior Court of the State of California in and for the County of Santa Clara. The allegations of the complaint arise from a vacation guarantee insurance policy (the "Insurance Contract") allegedly purchased by Plaintiffs from Defendants on March 6, 2000. The complaint alleges, among other things, that Defendants breached the Insurance Contract, defrauded Plaintiffs, acted in bad faith, engaged in deceptive and unlawful business practices, resulting in the wrongful death of Clarence William Silva, Jr. (the "Deceased") and the intentional infliction of emotional distress on Plaintiffs. The complaint seeks the cost of funeral and burial expenses of the Deceased and amounts constituting the loss of financial support of the Deceased, general damages, attorney's fees and costs, and exemplary damages. CSA has filed a cross-claim against the Digital Angel Corporation alleging that it should be held liable for any liability that CSA may have to Plaintiffs. Digital Angel Corporation has denied the allegations of the complaint and the CSA cross-claim and is vigorously contesting all aspects of this action.

     In May 2002, a shareholders action was filed against us and one of our directors (the Childs litigation). In the following weeks, several more complaints were filed that have identical or near identical allegations as those alleged in the Childs litigation. The Childs litigation's primary allegations relate to (i) claims that we failed to disclose improper accounting procedures related to two subsidiaries, (ii) claims that statements in a Los Angeles Times article on May 9, 2002 about the Company's VeriChip Corporation subsidiary were false, and (iii) that statements by us as quoted in other newspaper articles were misleading. We expect that the various cases will be consolidated into one case. We believe that the allegations in the Childs litigation and the later-filed cases are without merit and we will defend them vigorously.


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

Name/Entity/Nature             Date of Sale        Aggregate    Number of   Note    Issued For        Number of
                                                   Amount of     Persons                                Common
                                                 Consideration                                          Shares
---------------------------------------------------------------------------------------------------------------
Amro Albanna                   January 2002            $8,550       1        1     Acquisition           13,746
Arthur F. Noterman             February 2002          $21,000       1        2     Services             140,000
Angela Sullivan                February 2002          $15,000       1        2     Services             100,000
Constance Weaver               February 2002          $21,000       1        2     Services             140,000
Daniel Penni                   February 2002          $21,000       1        2     Services             140,000
Garrett Sullivan               February 2002       $1,250,192       1        3     Services           2,500,000
South Seas Data, Inc.          February 2002              (a)       5        4     Settlement           590,760
Scott Lines                    February 2002          $50,000       1        5     Settlement           131,579
Kevin Barker                   February 2002          $28,537       1        6     Settlement            73,171
Douglas Marlin                 February 2002         $218,781       1        7     Settlement           487,805
Steve R. Matulich              February 2002          $32,250       1        8     Settlement            75,000
John McCarthy                  February 2002          $20,000       1        9     Acquisition           46,512
Avnet, Inc.                    February 2002         $140,000       1        10    Equipment            368,421
Pinacor, Inc.                  February 2002          $50,000       1        11    Equipment            147,058
Richard Sullivan               March 2002            $435,821       1        3     Services           2,912,141
Garrett Sullivan               March 2002             $27,687       1        3     Services             184,580
Fahnestock                     March 2002            $100,000       1        12    Services             250,000
                                                                                                    -----------
Total                                                                                                 8,300,773
                                                                                                    ===========

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of shareholders of Applied Digital was held on June 8, 2002 to:

     (a) Elect two directors, each to hold office until the 2005 annual meeting of shareholders, or in each case until their respective successors have been elected or appointed, and to ratify the appointment one director to hold office until the 2004 annual meeting of the shareholders, or until his successor is elected and qualified. Other directors whose term of office continued after the meeting include Richard J. Sullivan, Arthur F. Noterman, and Constance K. Weaver. The results of the vote to elect the two directors and to ratify the appointment of one director were as follows:

                                                   VOTES RECEIVED

            NAME                        FOR           AGAINST     ABSTENTIONS
            ----                        ---           -------     -----------

            Daniel E. Penni             231,589,092      --       4,329,994

            Angela M. Sullivan          229,005,029      --       6,914,057

            Scott R. Silverman          231,540,058      --       4,379,028

     (b) Approval of certain amendments to Applied Digital's 1999 Flexible Stock Plan and ratification of the options granted thereunder. The proposal received 216,490,906 votes for, 17,391,247 votes against, and 2,036,933 abstentions.

     (c) Approval of certain amendments to Applied Digital's 1999 Employees Stock Purchase Plan and ratification of options granted thereunder. The proposal received 222,541,063 votes for, 12,371,949 votes against, and 1,006,074 abstentions.

     (d) Approval of the amendment to Applied Digital's Second Restated Articles of Incorporation, as amended, to increase the number of authorized shares of common stock of Applied Digital by 90,000,000. The proposal received 220,570,899 votes for, 14,584,026 votes against, and 764,161 abstentions.


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

                  (iii) On April 18, 2002, we filed a Current Report on Form 8-K,which announced the termination of PriceWaterhouseCoopers LLP as our independent accountants and our engagement of Grant Thornton LLP as our new independent accountants. On April 22, 2002, we filed a Form 8-K/A amending our Current Report on Form 8-K filed on April 18, 2002 which included a letter from PriceWaterhouseCoopers LLP addressed to the SEC.

                  (iv) On May 14, 2002, we filed a Current Report on Form 8-K,which announced the resignation of Grant Thornton LLP as our independent accountants due to a disagreement on the proper accounting treatment with respect to a non-cash item in connection with the merger of a subsidiary of Medical Advisory Systems, Inc. and Digital Angel Corporation, in which we owned a controlling interest. On May 21, 2002, we filed a Form 8-K/A amending our Current Report on Form 8-K filed on May 14, 2002 which included a letter from Grant Thornton LLP addressed to the SEC.

                  (v) On May 22, 2002, we filed a Current Report on Form 8-K, which set forth a press release announcing that as a result of our filing our Form 10-Q on May 20, 2002 without an auditor's review our ticker symbol had an "E" appended to it.

                  (vi) On May 23, 2002, we filed a Current Report on Form 8-K, which announced the engagement of Eisner LLP as our independent accountant.

                                  SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       APPLIED DIGITAL SOLUTIONS, INC.
                                       (Registrant)

Dated: July 18, 2002                   By:        /S/ EVAN C. MCKEOWN
                                            -------------------------------
                                                    Evan C. McKeown
                                            Vice President, Chief Financial
                                                        Officer

                                  EXHIBITS

Exhibit     Description
Number      -----------
------

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

Exhibit     Description
Number      -----------
------

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

------
*Management contract or compensatory plan.