Form 10-Q
period 2002-06-30
APPLIED DIGITAL SOLUTIONS INC
filed 2002-08-14
CIK 924642

   As filed with the Securities and Exchange Commission on August 14, 2002
----------------------------------------------------------------------------



                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                    -------------------------------------

                                  FORM 10-Q
                                 (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended June 30, 2002
                                     or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934.
               For the transition period from        to
                                              ------    ------

                       COMMISSION FILE NUMBER: 0-26020

                       APPLIED DIGITAL SOLUTIONS, INC.
           (Exact name of registrant as specified in its charter)

              MISSOURI                                    43-1641533
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
Yes /X/  No / /

         The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 9, 2002:

                     Class                           Number of Shares
         Common Stock; $.001 Par Value                 277,518,699

                           APPLIED DIGITAL SOLUTIONS, INC.

                                  TABLE OF CONTENTS

Item                                 Description                                 Page

                            PART I - FINANCIAL INFORMATION

 1.    Financial Statements (unaudited)
       Condensed Consolidated Balance Sheets
          June 30, 2002, as restated and December 31, 2001                         3
       Condensed Consolidated Statements of Operations -
           Three and Six Months ended June 30, 2002 and 2001                       4
       Condensed Consolidated Statement of Stockholders' Equity -
           Six Months ended June 30, 2002                                          5
       Condensed Consolidated Statements of Cash Flows -
           Six Months ended June 30, 2002 and 2001                                 6
       Notes to Consolidated Financial Statements                                  7
 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                              28
 3.    Quantitative and Qualitative Disclosures About Market Risk                 53

                             PART II - OTHER INFORMATION

 1.    Legal Proceedings                                                          53
 2.    Changes In Securities                                                      55
 3.    Defaults Upon Senior Securities                                            56
 4.    Submission of Matters to a Vote of Security Holders                        56
 5.    Other Information                                                          56
 6.    Exhibits and Reports on Form 8-K                                           57

SIGNATURE                                                                         58
EXHIBITS                                                                          59

PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                   APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (In thousands, except par value)

                                                        ASSETS
                                                                                          JUNE 30,       December 31,
                                                                                              2002               2001
                                                                                        ------------------------------
CURRENT ASSETS                                                                          (UNAUDITED)
      Cash and cash equivalents                                                          $   8,024          $   3,696
      Due from buyers of divested subsidiaries                                                   -              2,625
      Accounts receivable and unbilled receivables (net of allowance
         for doubtful accounts of $1,096 in 2002 and $2,581 in 2001)                        17,504             21,871
      Inventories                                                                            6,945              6,174
      Notes receivable                                                                       2,323              2,256
      Other current assets                                                                   2,932              4,786
----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                        37,728             41,408

PROPERTY AND EQUIPMENT, NET                                                                 17,589             20,185

NOTES RECEIVABLE, NET                                                                        5,206              4,004

GOODWILL, NET                                                                              130,518             90,831

INVESTMENT IN AFFILIATE                                                                          -              6,779

OTHER ASSETS, NET                                                                            6,462              4,282
----------------------------------------------------------------------------------------------------------------------
                                                                                         $ 197,503          $ 167,489
======================================================================================================================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Notes payable and current maturities of long-term debt                             $  82,893          $  83,836
      Accounts payable                                                                      11,238             15,441
      Accrued expenses                                                                      21,572             18,207
      Earnout and put accruals                                                               6,806                200
      Net liabilities of Discontinued Operations                                            10,618              9,460
----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                  133,357            127,144

LONG-TERM DEBT AND NOTES PAYABLE                                                             2,442              2,586
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                          135,569            129,730
----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES                                                                    -                  -
----------------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                           36,054              4,460
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK OPTIONS - SERIES C                                                    -              5,180
----------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
      Preferred shares: Authorized 5,000 shares in 2002 and 2001 of $10 par value; special voting, no shares issued or outstanding in
         2002 and 2001, Class B voting, no shares issued or outstanding
         in 2002 and 2001                                                                        -                  -
      Common shares: Authorized 345,000 shares in 2002 and 2001, of $.001 par value; 271,212 shares issued and 270,227 shares outstanding in 2002
         and 252,449 shares issued and 251,514 shares outstanding in 2001                      271                252
      Common and preferred additional paid-in capital                                      372,983            342,189
      Accumulated deficit                                                                 (348,522)          (304,581)
      Common stock warrants                                                                  4,337              3,293
      Treasury stock (carried at cost, 935 shares in 2002 and 2001)                         (1,777)            (1,777)
      Accumulated other comprehensive income (loss)                                            (86)              (747)
      Notes received from shares issued                                                     (1,326)           (10,510)
----------------------------------------------------------------------------------------------------------------------
Total Preferred Stock, Common Stock, and Other Stockholders' Equity                         25,880             28,119
----------------------------------------------------------------------------------------------------------------------
                                                                                         $ 197,503          $ 167,489
======================================================================================================================

See the accompanying notes to condensed consolidated financial statements.

SEE NOTES 1, 4 AND 7 REGARDING THE RESTRICTION ON APPLIED DIGITAL SOLUTIONS, INC.'S ABILITY TO EXERCISE CONTROL OVER
THE AFFAIRS, MANAGE THE RESOURCES AND TRANSFER FUNDS FROM A SIGNIFICANT OPERATING SUBSIDIARY.

                                      3

                                          APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (In thousands, except per share data)
                                                             (Unaudited)
                                                                                   FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                                                      ENDED JUNE 30,              ENDED JUNE 30,
                                                                                ---------------------------------------------------
                                                                                       2002         2001         2002         2001
                                                                                ---------------------------------------------------
Product revenue                                                                   $  21,237    $  27,053    $  44,300    $  61,436
Service revenue                                                                       4,599       12,818        9,755       25,844
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                        25,836       39,871       54,055       87,280

Cost of products sold                                                                14,901       19,314       31,417       43,158
Cost of services sold                                                                 2,207        6,246        4,532       12,463
-----------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                          8,728       14,311       18,106       31,659

Selling, general and administrative expenses                                         18,384       16,987       47,753       34,660
Research and development                                                                782        1,704        1,761        3,089
Depreciation and amortization                                                         1,384        7,512        2,388       14,364
Interest and other income                                                              (555)        (600)        (653)      (1,087)
Interest expense                                                                      4,733        1,839        6,792        3,684
-----------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before taxes,
      minority interest and equity in net loss of affiliate                         (16,000)     (13,131)     (39,935)     (23,051)

Provision (benefit) for income taxes                                                    (13)      16,504           95       18,052
-----------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before minority interest, net loss on subsidiary merger transaction, and equity in net
      loss of affiliate                                                             (15,987)     (29,635)     (40,030)     (41,103)

Minority interest                                                                      (402)        (353)        (438)        (446)

Net loss on subsidiary merger transaction, stock issuances and
      loss on sale of subsidiary stock                                                3,888            -        4,282            -

Equity in net loss of affiliate                                                           -           64          291           82
-----------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations                                                     (19,473)     (29,346)     (44,165)     (40,739)

Income from discontinued operations, net of income
      taxes of $0 in 2001                                                                 -            -            -          213

Change in estimate on loss on disposal and operating
      losses during the phase out period                                               (463)     (21,789)         224      (21,789)
-----------------------------------------------------------------------------------------------------------------------------------

Loss before extraordinary gain                                                      (19,936)     (51,135)     (43,941)     (62,315)

Extraordinary gain                                                                        -        9,465            -        9,465
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                            (19,936)     (41,670)     (43,941)     (52,850)

Preferred stock dividends and other                                                       -          211            -        1,061
Accretion of beneficial conversion feature of
      redeemable preferred stock - series C                                               -          451            -        9,392
-----------------------------------------------------------------------------------------------------------------------------------

Net loss available to common stockholders                                         $ (19,936)   $ (42,332)   $ (43,941)   $ (63,303)
===================================================================================================================================

Income (loss) per common share - basic and diluted
      Income (loss) from continuing operations                                    $   (0.07)   $   (0.22)   $   (0.17)   $   (0.42)
      Income from discontinued operations                                             (0.01)       (0.16)           -        (0.18)
      Extraordinary gain                                                                  -         0.07            -         0.08
-----------------------------------------------------------------------------------------------------------------------------------

Net loss per common share - basic and diluted                                     $   (0.08)   $   (0.31)   $   (0.17)   $   (0.52)
===================================================================================================================================

Weighted average number of common shares outstanding - basic and diluted            265,914      138,589      260,869      121,236

See the accompanying notes to condensed consolidated financial statements.

SEE NOTES 1, 4 AND 7 REGARDING THE RESTRICTION ON APPLIED DIGITAL SOLUTIONS, INC.'S ABILITY TO EXERCISE CONTROL OVER THE AFFAIRS,
MANAGE THE RESOURCES AND TRANSFER FUNDS FROM A SIGNIFICANT OPERATING SUBSIDIARY.

                                      4

                                          APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED STATEMENT OF PREFERRED STOCK,
                                             COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                                                FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                           (In Thousands)
                                                             (Unaudited)

                                                                                                           ADDITIONAL
                                                          PREFERRED STOCK         COMMON STOCK                PAID-IN   ACCUMULATED
                                                          NUMBER      AMOUNT      NUMBER      AMOUNT          CAPITAL       DEFICIT
                                                          --------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2001                                    -      $    -     252,449      $  252       $  342,189   $ (304,581)
   Net loss                                                    -           -           -           -                -      (43,941)
   Comprehensive income -
       Foreign currency translation                            -           -           -           -                -            -
                                                                                                                       ------------
   Total comprehensive loss                                    -           -           -           -                -      (43,941)
                                                                                                                       ------------
   Expiration of redeemable preferred
       stock options - Series C                                -           -           -           -            5,180            -
   Interest accrued on notes receivable
       received for shares issued                              -           -           -           -                -            -
   Adjustment to notes received
       for shares issued                                       -           -           -           -           (4,424)           -
   Allowance for uncollectible portion
       of note receivable                                      -           -           -           -                             -
   Collection of notes receivable received
       for shares issued                                       -           -           -           -                -            -
   Repurchase of common stock                                  -           -           -           -            1,878            -
   Retirement of treasury stock                                -           -           -           -           (1,878)           -
   Shares issuable for settlement of liability                 -           -           -           -               63            -
   Obligation for shares issuable in settlement
       of liability                                            -           -           -           -              (63)           -
   Stock option repricing                                      -           -           -           -            2,907            -
   Stock options - Digital Angel Corporation                   -           -           -           -           18,681            -
   Stock options - VeriChip Corporation                        -           -           -           -              200            -
   Issuance of warrants                                        -           -           -           -                -            -
   Remeasurement of warrants -
       Digital Angel Corporation                               -           -           -           -            1,066            -
   Issuance of common shares                                   -           -       7,192           7            1,417            -
   Issuance of common shares and options for
       services, compensation and other                        -           -      11,571          12            5,767            -
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 2002                                        -      $    -     271,212      $  271       $  372,983   $ (348,522)
===================================================================================================================================

                                                                                     ACCUMULATED
                                                         COMMON                            OTHER             NOTES            TOTAL
                                                          STOCK       TREASURY     COMPREHENSIVE      RECEIVED FOR    STOCKHOLDERS'
                                                       WARRANTS          STOCK      INCOME (LOSS)    SHARES ISSUED           EQUITY
                                                      -----------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2001                            $  3,293       $ (1,777)   $         (747)    $     (10,510)   $     28,119
   Net loss                                                   -              -                 -                 -         (43,941)
   Comprehensive income -
       Foreign currency translation                           -              -               661                 -             661
                                                                                 ----------------                    --------------
   Total comprehensive loss                                   -              -               661                 -         (43,280)
                                                                                 ----------------                    --------------
   Expiration of redeemable preferred
       stock options - Series C                               -              -                 -                 -           5,180
   Adjustment to notes received
       for shares issued                                      -              -                 -             4,424               -
   Allowance for uncollectible portion
       of note receivable                                     -              -                 -             3,604           3,604
   Collection of notes receivable received
       for shares issued                                      -              -                 -             1,156           1,156
   Repurchase of common stock                                 -         (1,878)                -                 -               -
   Retirement of treasury stock                               -          1,878                 -                 -               -
   Shares issuable for settlement of liability                -              -                 -                 -              63
   Obligation for shares issuable in settlement
       of liability                                           -              -                 -                 -             (63)
   Stock option repricing                                     -              -                 -                 -           2,907
   Stock options - Digital Angel Corporation                  -              -                 -                 -          18,681
   Stock options - VeriChip Corporation                       -              -                 -                 -             200
   Issuance of warrants                                   1,044              -                 -                 -           1,044
   Remeasurement of warrants -
       Digital Angel Corporation                              -              -                 -                 -           1,066
   Issuance of common shares                                  -              -                 -                 -           1,424
   Issuance of common shares and options for
       services, compensation and other                       -              -                 -                 -           5,779
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 2002                                $  4,337       $ (1,777)   $          (86)    $      (1,326)   $     25,880
===================================================================================================================================

See the accompanying notes to condensed consolidated financial statements.

SEE NOTES 1, 4 AND 7 REGARDING THE RESTRICTION ON APPLIED DIGITAL SOLUTIONS, INC.'S ABILITY TO EXERCISE CONTROL OVER THE AFFAIRS,
MANAGE THE RESOURCES AND TRANSFER FUNDS FROM A SIGNIFICANT OPERATING SUBSIDIARY.

                                      5

                                  APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)


                                                                                            FOR THE SIX MONTHS
                                                                                               ENDED JUNE 30,
                                                                                      -------------------------------
                                                                                                2002            2001
                                                                                      -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                            $   (43,941)    $   (52,850)

    Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
            (Income) loss from discontinued operations                                         (224)         21,576
            Extraordinary gain                                                                    -          (9,465)
            Non-cash compensation expense                                                    22,264               -
            Issuance of stock for services                                                    2,702               -
            Depreciation and amortization                                                     2,388          14,364
            Deferred income taxes                                                                 -          19,650
            Impairment of investments and notes receivable                                    3,940               -
            Interest income on notes received for shares issued                                (475)              -
            Net loss on subsidiary merger transaction                                         4,282               -
            Minority interest                                                                  (438)           (446)
            Equity in net loss of affiliate                                                     291              82
            Gain on sale of subsidiaries and business assets                                   (194)              -
            Loss on sale of equipment                                                           507              85
            Change in assets and liabilities:
                Decrease in accounts receivable                                               4,611           5,389
                Increase in inventories                                                        (703)           (142)
                Decrease in other current assets                                              1,953             837
                Decrease in other assets                                                      2,214               -
                Decrease (increase) in accounts payable and
                    accrued expenses                                                          2,172          (2,483)
            Net cash provided by (used in) discontinued operations                              302            (827)
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                           1,651          (4,230)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in notes receivable                                                                 56             199
    Received from buyers of divested subsidiaries                                             2,625               -
    Increase in other assets                                                                   (388)         (1,982)
    Proceeds from sale of property and equipment                                              2,481               -
    Proceeds from sale of subsidiaries and business assets                                    1,106               -
    Payments for property and equipment                                                        (988)         (2,578)
    Cash acquired (net of payments for costs of
        business acquisitions)                                                                   40               -
    Net cash used in discontinued operations                                                   (496)           (539)
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                           4,436          (4,900)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net amounts repaid on notes payable                                                      (3,631)            (54)
    Proceeds from long-term debt                                                                  -           7,800
    Payments on long-term debt                                                               (1,136)            (40)
    Other financing costs                                                                      (174)            (34)
    Issuance of common shares                                                                 1,618             240
    Collection of notes receivable received for shares issued                                 1,156               -
    Stock issuance costs                                                                       (193)           (235)
    Proceeds from subsidiary issuance of common stock                                           601             126
    Net cash provided by (used in) discontinued operations                                        -            (309)
--------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                          (1,759)          7,494
--------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          4,328          (1,636)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                               3,696           8,039
--------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $     8,024     $     6,403
====================================================================================================================


See the accompanying notes to condensed consolidated financial statements.

SEE NOTES 1, 4 AND 7 REGARDING THE RESTRICTION ON APPLIED DIGITAL SOLUTIONS, INC.'S ABILITY TO EXERCISE CONTROL OVER
THE AFFAIRS, MANAGE THE RESOURCES AND TRANSFER FUNDS FROM A SIGNIFICANT OPERATING SUBSIDIARY.

                                      6

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis and do not reflect any adjustments that might result from the outcome of any uncertainty described in Note 4.

         The accompanying unaudited condensed consolidated financial statements of Applied Digital Solutions, Inc. (the "Company") as of June 30, 2002, and December 31, 2001 (the December 31, 2001 financial information included herein has been extracted from the Company's audited financial statements included in the Company's 2001 Annual Report on Form 10-K) and for the three and six months ended June 30, 2002, and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the condensed consolidated financial statements have been made.

         The condensed consolidated statements of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Accounting Changes and Restatement
----------------------------------


METHOD OF ACCOUNTING FOR DIGITAL ANGEL CORPORATION

         Effective March 27, 2002, the Company's 93% owned subsidiary, Digital Angel Corporation, which we refer to as pre-merger Digital Angel, merged with and into a wholly-owned subsidiary of a publicly traded company, Medical Advisory Systems, Inc. (MAS), and MAS changed its name to Digital Angel Corporation. Under the terms of the merger agreement, each issued and outstanding share of common stock of pre-merger Digital Angel (including each share issued upon exercise of options prior to the effective time of the merger) was cancelled and converted into the right to receive 0.9375 shares of MAS's common stock. The Company obtained 18.75 million shares of MAS common stock in the merger (representing approximately 61% of the shares then outstanding). Prior to the transaction, the Company owned 850,000 shares of MAS, or approximately 16.7%. Upon consummation of the

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


transaction, the Company owned 19.6 million shares, or approximately 74.25% of the shares outstanding on June 30, 2002. Also, pursuant to the merger agreement, the Company contributed to MAS all of its stock in Timely Technology Corp., a wholly-owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary. Pre-merger Digital Angel, Timely Technology Corp. and Signature Industries, Limited were collectively referred to as the Advanced Wireless Group (AWG). The merger has been treated as a reverse acquisition for accounting purposes, with the AWG treated as the accounting acquirer.

         The total purchase price of the transaction was $31.2 million which was comprised of the $25.0 million fair value of MAS stock outstanding not held by the Company immediately preceding the merger, the $3.4 million estimated fair value of MAS options and warrants outstanding as well as the direct costs of the acquisition of $3.0 million. The transaction resulted in Digital Angel Corporation tentatively allocating approximately $29.3 million of the purchase price to goodwill.

         The consolidated financial statements included in this Form 10-Q include the accounts of Digital Angel Corporation and reflect the outstanding voting stock not owned by the Trust (as defined in Note 4) as a minority ownership interest in Digital Angel Corporation on the balance sheet as of June 30, 2002. Significant intercompany balances and transactions have been eliminated in consolidation. Digital Angel Corporation is publicly traded on the AMEX:(DOC), with a closing market price per share at June 30, 2002, and August 9, 2002, of $3.11 and $2.17, respectively.

         During the six months ended June 30, 2002, the Company recorded a net loss of $0.4 million occasioned by the merger transaction, comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million pre-merger Digital Angel options (representing the difference between the carrying amount of the Company's pro-rata share of the investment in pre-merger Digital Angel and the exercise price of the options) and a gain of approximately $4.7 million from the deemed sale of 22.85% of the AWG, as a result of the merger with MAS.

         During the three and six months ended June 30, 2002, the Company recorded a loss of $3.9 million on the issuances of 1.0 million shares of Digital Angel Corporation common stock resulting from the exercise of stock options and the sale of Digital Angel Corporation stock. The loss represents the difference between the carrying amount of the Company's pro-rata share of its investment in Digital Angel Corporation and the net proceeds from the issuances of the stock and other changes in the Company's minority interest ownership.

         The merger of pre-merger Digital Angel and MAS, "the reverse acquisition transaction," occurred on the second to the last business day of the quarter ended March 31, 2002. By operation of the trust agreement, as more fully discussed in Note 4, the Company's share of Digital Angel Corporation's net assets is effectively restricted. Although Digital Angel Corporation may pay dividends, the Company's access to this subsidiary's funds is restricted. The following condensed consolidating balance sheet data at June 30, 2002, shows, among other things, the Company's investment in Digital Angel Corporation. MAS, the accounting acquiree, did not engage in a significant level of activity immediately after the reverse acquisition transaction through March 31, 2002. Thus, the restriction on Digital Angel Corporation's operating results and cash flow became effective at the beginning of the second quarter of 2002. Accordingly, the following consolidating financial data on the results of operations for the three and six-months ended June 30, 2002 and cash flows for the six-months ended June 30, 2002, have been presented.

                                            APPLIED DIGITAL SOLUTIONS, INC.
                                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                      (UNAUDITED)


                                      CONDENSED CONSOLIDATING BALANCE SHEET DATA
                                                     JUNE 30, 2002
                                                      (UNAUDITED)
                                                     APPLIED DIGITAL   DIGITAL ANGEL    CONSOLIDATION
                                                     SOLUTIONS, INC.    CORPORATION      ELIMINATIONS    CONSOLIDATED
                                                     -----------------------------------------------------------------
                                                                             (in thousands)
Current Assets
 Cash and cash equivalents                                   $ 7,440           $ 584                          $ 8,024
 Accounts receivable, net                                     13,010           4,494                           17,504
 Inventories                                                   1,371           5,574                            6,945
 Notes receivable                                              2,323              --                            2,323
 Intercompany receivable                                         153              --        $   (153)              --
 Other current assets                                          1,775           1,157                            2,932
                                                     -----------------------------------------------------------------
Total Current Assets                                          26,072          11,809            (153)          37,728

Property and Equipment                                         2,638          14,951                           17,589
Notes Receivable, net                                          5,206              --                            5,206
Goodwill, net                                                 19,481         106,258           4,779          130,518
Investment in Digital Angel Corporation                       96,161              --         (96,161)              --
Other Assets, net                                              5,659             803                            6,462
                                                     -----------------------------------------------------------------
Total Assets                                                $155,217        $133,821        $(91,535)        $197,503
                                                     =================================================================

Current Liabilities
 Notes payable and current maturities of
   long-term debt                                            $82,506            $387                          $82,893
 Accounts payable and accrued expenses                        25,053           7,757                           32,810
 Earnout and put accruals                                      6,806              --                            6,806
 Intercompany payable                                             --             153            (153)              --
 Net liabilities of Discontinued Operations                   10,618              --                           10,618
                                                     -----------------------------------------------------------------
Total Current Liabilities                                    124,983           8,297            (153)         133,127
Long-Term Debt and Notes Payable                                  32           2,410                            2,442
                                                     -----------------------------------------------------------------
Total Liabilities                                            125,015          10,707            (153)         135,569
Minority Interest                                              3,992             351          31,711           36,054
                                                     -----------------------------------------------------------------
Accumulated other comprehensive loss                             244            (330)                             (86)
Other Stockholders' Equity                                    25,966         123,093        (123,093)          25,966
                                                     -----------------------------------------------------------------
Total Stockholders' Equity                                    26,210         122,763        (123,093)          25,880
                                                     -----------------------------------------------------------------
Total Liabilities and Stockholders' Equity                  $155,217        $133,821        $(91,535)        $197,503
                                                     =================================================================

                                            APPLIED DIGITAL SOLUTIONS, INC.
                                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                      (UNAUDITED)


                                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS DATA
                                           THREE-MONTHS ENDED JUNE 30, 2002
                                                      (UNAUDITED)
                                                     APPLIED DIGITAL   DIGITAL ANGEL    CONSOLIDATION
                                                     SOLUTIONS, INC.    CORPORATION      ELIMINATIONS    CONSOLIDATED
                                                     -----------------------------------------------------------------
                                                                             (in thousands)
 Product revenue                                             $12,653          $8,662            $(78)         $21,237
 Service revenue                                               4,022             577                            4,599
                                                     -----------------------------------------------------------------
   Total revenue                                              16,675           9,239             (78)         $25,836
 Cost of products sold                                        10,144           4,835             (78)          14,901
 Cost of services sold                                         1,960             247                            2,207
                                                     -----------------------------------------------------------------
   Gross profit                                                4,571           4,157               --           8,728

Selling, general and administrative expense                   14,671           3,713                           18,384
Research and development                                          --             782                              782
Depreciation and amortization                                    289           1,095                            1,384
Interest and other income                                       (555)             --                             (555)
Interest income and expense, net Interest expense              4,666              67                            4,733
                                                     -----------------------------------------------------------------
Loss from continuing operations before taxes,
  minority interest, net loss on subsidiary/merger
  transaction, and equity in net loss of affiliate           (14,500)         (1,500)                         (16,000)
Benefit for income taxes                                         (13)             --                              (13)
                                                     -----------------------------------------------------------------
Loss from continuing operations before minority
  interest, net loss on subsidiary/merger
  transaction, and equity in net loss of affiliate           (14,487)         (1,500)                         (15,987)
 Minority interest                                              (400)             (2)                            (402)
 Net loss on subsidiary merger transaction, stock
   issuances and loss on sale of subsidiary stock              3,888              --                            3,888
                                                     -----------------------------------------------------------------
 Loss from continuing operations                            $(17,975)        $(1,498)           $  --        $(19,473)
                                                     =================================================================

                                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS DATA
                                                  SIX-MONTHS ENDED JUNE 30, 2002
                                                           (UNAUDITED)



                                                                APPLIED DIGITAL    DIGITAL ANGEL      CONSOLIDATION
                                                                SOLUTIONS, INC.     CORPORATION       ELIMINATIONS    CONSOLIDATED
                                                               -------------------------------------------------------------------
                                                                                            (in thousands)
Product revenue                                                   $  28,265        $  16,113           $   (78)        $  44,300
Service revenue                                                       8,875              880                 -             9,755
                                                               ------------------------------------------------------------------
  Total revenue                                                      37,140           16,993               (78)           54,055
Cost of products sold                                                22,360            9,135               (78)           31,417
Cost of services sold                                                 4,034              498                 -             4,532
                                                               ------------------------------------------------------------------
  Gross profit                                                       10,746            7,360                 -            18,106
Selling, general and administrative expense                          22,038           25,715                 -            47,753
Research and development                                                116            1,645                 -             1,761
Depreciation and amortization                                           558            1,830                 -             2,388
Interest and other income                                              (653)               -                 -              (653)
Interest expense                                                      6,667            1,931            (1,806)            6,792
                                                               ------------------------------------------------------------------
Loss from continuing operations before taxes, minority
 interest, net loss on subsidiary/merger transaction,
 and equity in net loss of affiliate                                (17,980)         (23,761)            1,806           (39,935)
Benefit for income taxes                                                 95                -                 -                95
                                                               ------------------------------------------------------------------
Loss from continuing operations before minority interest,
 net loss on subsidiary/merger transaction, and equity
 in net loss of affiliate                                           (18,075)         (23,761)            1,806           (40,030)
Minority interest                                                      (395)             (43)                -              (438)
Net loss on subsidiary stock issuances                               (4,282)               -                 -            (4,282)
Equity in net loss of affiliate                                           -              291                                 291
                                                               ------------------------------------------------------------------
Loss from continuing operations                                   $ (21,962)       $ (24,009)          $ 1,806         $ (44,165)
                                                               ==================================================================

                                            APPLIED DIGITAL SOLUTIONS, INC.
                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                      (UNAUDITED)


                                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS DATA
                                             SIX-MONTHS ENDED JUNE 30, 2002
                                                      (UNAUDITED)
                                                          APPLIED
                                                          DIGITAL      DIGITAL ANGEL    CONSOLIDATION
                                                      SOLUTIONS, INC.   CORPORATION      ELIMINATIONS     CONSOLIDATED
                                                      -----------------------------------------------------------------
                                                                               (in thousands)
Cash Flows From Operating Activities
Net loss                                                    $(19,280)      $(24,009)          $ 1,806        $(43,941)
Adjustment to reconcile net loss to net cash
  provided by (used in) operating activities:
  Non-cash adjustments                                        11,623         22,768            (1,806)         35,043
  Change in assets and liabilities:
    Decrease in accounts receivable                            3,277          1,181               153           4,611
    (Increase) decrease in inventories                        (1,015)           312                --            (703)
    (Increase) decrease in other current assets                2,498           (545)               --           1,953
    (Increase) decrease in other assets                        2,214             --                --           2,214
    Decrease in accounts payable and other
      accrued expenses                                         2,886           (561)             (153)          2,172
    Net cash provided by (used in)
      discontinued operations                                    302             --                --             302
                                                      -----------------------------------------------------------------
Net Cash Provided by Operating Activities                      2,505           (854)               --           1,651
                                                      -----------------------------------------------------------------

Cash Flows From Investing Activities
  Decrease in notes receivable                                 2,681             --                --           2,681
  (Increase) decrease in other assets                           (451)            63                --            (388)
  Proceeds from sale of property and equipment                 2,458             23                --           2,481
  Proceeds from sale of subsidiaries and business
    assets                                                     1,106             --                --           1,106
  Payment for property and equipment                            (315)          (673)               --            (988)
  Investment in subsidiaries                                    (684)            --               684              --
  Cash acquired through acquisition, net of
    acquisition costs                                             --             40                --              40
  Net cash used in discontinued operations                      (496)            --                --            (496)
                                                      -----------------------------------------------------------------
Net Cash Used In Investing Activities                          4,299           (547)              684           4,436
                                                      -----------------------------------------------------------------

Cash Flows From Financing Activities
  Net amounts borrowed (repaid) on notes payable              (3,767)           136                --          (3,631)
  Payments on long-term debt                                  (1,104)           (32)               --          (1,136)
  Other financing costs                                         (174)            --                --            (174)
  Issuance of common shares                                    1,618            601              (601)          1,618
  Collection of notes receivable received for
    shares issued                                              1,156             --                --           1,156
  Stock issuance costs                                          (193)            --                --            (193)
  Proceeds from subsidiary issuance                               --             --               601             601
  Intercompany transactions                                       --            684              (684)             --
  Net cash used in discontinued operations                        --             --                --              --
                                                      -----------------------------------------------------------------
Net Cash Used In Financing Activities                         (2,464)         1,389              (684)         (1,759)
                                                      -----------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                      4,340            (12)               --           4,328
Cash and Cash Equivalents - Beginning of Period                3,100            596                --           3,696
                                                      -----------------------------------------------------------------
Cash and Cash Equivalents - End of Period                   $  7,440       $    584           $    --        $  8,024
                                                      -----------------------------------------------------------------

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         There are no restrictions on Digital Angel Corporation's ability to declare or pay dividends under the IBM Credit Agreement (defined in Note 4). All of the consolidated assets of the Company, exclusive of the assets of Digital Angel Corporation, are collateral under the IBM Credit Agreement. In addition, the shares of Digital Angel Corporation common stock held in the Trust also collateralize the amounts outstanding under the IBM Credit Agreement.


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

         The following table presents the impact of FAS 142 on net loss and net loss per share had the standard been in effect beginning January 1, 2001:

                                                                                Three                 Six
                                                                            Months Ended          Months Ended
                                                                            June 30, 2001        June 30, 2001
                                                                         ----------------------------------------
Net loss available to common stockholders:
 Net loss available to common stockholders as reported                         $ (42,332)           $ (63,303)
 Goodwill amortization                                                             5,571               11,160
 Equity method investment amortization                                               339                  451
                                                                         ----------------------------------------
Adjusted net loss                                                              $ (36,422)           $ (51,692)
                                                                         ========================================
Basic and diluted loss per share:
 Net loss per share, basic and diluted, as reported                              $ (0.31)             $ (0.52)
 Goodwill amortization                                                              0.04                 0.09
 Equity method investment amortization                                                --                   --
                                                                         ----------------------------------------
Adjusted net loss per share, basic and diluted                                   $ (0.27)             $ (0.43)
                                                                         ========================================


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

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


3.       INVENTORY

                                                                           June 30,          December 31,
                                                                             2002                2001
                                                                       ----------------    ----------------
         Raw materials                                                        $1,641              $1,474
         Work in process                                                         980                 176
         Finished goods                                                        5,966               6,226
                                                                       ----------------    ----------------
                                                                               8,587               7,876
         Allowance for excess and obsolescence                                (1,642)             (1,702)
                                                                       ----------------    ----------------
         Net inventory for continuing operations                              $6,945              $6,174
                                                                       ================    ================


4.       FINANCING AGREEMENTS

         On January 31, 2002, and again on February 27, 2002, the Company entered into amendments to its prior credit agreement with IBM Credit. These amendments extended the principal and interest payments, which were due to April 2, 2002, including principal payments that were initially due on July 1, 2001.

         On March 1, 2002, the Company, Digital Angel Share Trust, a newly created Delaware business trust (Trust) and IBM Credit entered into a Third Amended and Restated Term Credit Agreement (IBM Credit Agreement). The IBM Credit Agreement became effective on March 27, 2002, the effective date of the merger between pre-merger Digital Angel and MAS. Amounts outstanding under the IBM Credit Agreement bear interest at an annual rate of 17% and initially mature on February 28, 2003. No principal or interest payments are due until the maturity date. However, the maturity date will be automatically extended to February 28, 2004, if the Company repays at least 40% of the original principal amount outstanding, plus accrued interest and expenses, prior to February 28, 2003. If the maturity date is extended to February 28, 2004, the maturity date will be automatically extended again to February 28, 2005, if the Company pays an additional 40% of the original principal amount outstanding plus accrued interest and expenses prior to February 28, 2004. Any amounts outstanding at February 28, 2005, must be repaid by August 31, 2005. If all amounts are not repaid by February 28, 2003, the unpaid amount will accrue interest at an annual rate of 25%. If all amounts are not repaid by February 28, 2004, the interest rate increases to 35%.

         On June 30, 2002, the principal amount outstanding under the IBM Credit Agreement was $82.1 million. As part of the amendments to the IBM Credit Agreement, the Company incurred bank fees of $0.3 million in March 2002, and agreed to re-price warrants that were previously issued to IBM Credit in April 2001. The re-priced warrants were valued at $1.0 million. In addition, as a result of the merger between pre-merger Digital Angel and MAS, warrants convertible into common stock of Digital Angel Corporation that were previously issued to IBM Credit were revalued using the Black Scholes method, resulting in additional deferred financing costs of $1.1 million. The bank fees and fair value of the warrants have been recorded as deferred financing fees and are being amortized over the life of the debt as interest expense.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         The Company's covenants under the IBM Credit Agreement are as follows: (The Company's Current Asset to Current Liabilities covenant is measured monthly and the Minimum Cumulative EBITDA, as defined, is measured quarterly). (Minimum Cumulative Modified EBITDA, as defined in the IBM Credit Agreement, excludes non-cash compensation expense, one-time charges, impairment losses and any liability or claim that will be satisfied by issuance of the Company's common stock):

        COVENANT                                                 COVENANT REQUIREMENT
        -----------------------------------------------------------------------------------------------------------
                                                        As of the following date not less than:
        Current Assets to Current
        Liabilities                           June 30, 2002                                         .14:1
                                              September 30, 2002                                    .11:1
                                              December 31, 2002                                     .11:1
        -----------------------------------------------------------------------------------------------------------

        Minimum Cumulative
        Modified EBITDA                       June 30, 2002                                       121,000
                                              September 30, 2002                                  817,000
                                              December 31, 2002                                 1,286,000
        -----------------------------------------------------------------------------------------------------------


         In addition, the IBM Credit Agreement contains covenants for Digital Angel Corporation, as follows. If these Digital Angel Corporation covenants are not met, the Company will be in default under the IBM Credit Agreement. (Digital Angel Corporation's Current Asset to Current Liabilities covenant and its Minimum Cumulative Modified EBITA, as defined is measured quarterly):

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
                                              December 31, 2002                                     2.0:1
        -----------------------------------------------------------------------------------------------------------

        Minimum Cumulative
        Modified EBITDA                       June 30, 2002                                      $577,000
                                              September 30, 2002                                1,547,000
                                              December 31, 2002                                 3,329,000
        -----------------------------------------------------------------------------------------------------------


         The IBM Credit Agreement also contains restrictions on the declaration and payment of dividends by the Company and its subsidiaries, excluding Digital Angel Corporation.

         At June 30, 2002, the Company was not in compliance with its Minimum Cumulative Modified EBITDA debt covenant and with other provisions of the debt agreement. In addition, Digital Angel Corporation was not in compliance with the Minimum Cumulative Modified EBITDA and Current Assets to Current Liabilities debt covenants. IBM has agreed to provide the Company with a waiver of such noncompliance, the documentation of which will be formalized no later than August 21, 2002. As consideration for the waiver, the Company will issue to IBM a five year warrant to acquire 2.9 million shares of the Company's Common Stock at $.15 per share, as well as other consideration. However, the Company believes that when the third quarter results are finalized, it will not be in compliance with certain financial ratios for the third quarter of 2002. Although the Company will again request a waiver from IBM Credit, there can be no assurances that a waiver will be obtained.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


In the future, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, these may impact the Company's ability to remain in compliance with the covenants. In the absence of waiver or amendment to the financial covenants, such noncompliance would constitute an event of default under the IBM Credit Agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts the Company owes them. In the event such noncompliance appears likely, or occurs, the Company will seek to renegotiate the covenants and/or obtain waivers, as required. There can be no assurance, however, that the Company would be successful in negotiating such amendments or obtaining such waivers.

         Amounts outstanding under the IBM Credit Agreement are collateralized by a security interest in substantially all of the Company's assets, excluding the assets of Digital Angel Corporation. The shares of the Company's subsidiaries, including the Digital Angel Corporation common stock held in the Digital Angel Share Trust, also collateralize the amounts outstanding under the IBM Credit Agreement.

         The IBM Credit Agreement prohibits the Company from borrowing funds from other lenders without the approval of IBM Credit, and does not provide for any further advances by IBM Credit. Accordingly, there can be no assurance that the Company will have access to funds necessary to provide for its ongoing operating expenses to the extent not provided from its ongoing operating revenue.

         The Company is continually seeking operational efficiencies and synergies within each of its operating segments as well as evaluating acquisitions of businesses and customer bases which complement its operations. These strategic initiatives may include acquisitions, raising additional funds through equity offerings, or the divestiture of non-core business units that are not critical to the Company's long-term strategy or other restructurings or rationalization of existing operations. The Company will continue to review all alternatives to ensure maximum appreciation of our shareholder's investments. There can be no assurance, however, that any initiative will be found, or if found, that they will be on terms favorable to the Company.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


5.       LOSS PER SHARE


         The following is a reconciliation of the numerator and denominator of basic and diluted loss per share:

                                                                                 ------------------------------------------------
                                                                                        THREE-MONTHS             SIX-MONTHS
                                                                                       ENDED JUNE 30,          ENDED JUNE 30,
                                                                                 ------------------------------------------------
                                                                                        2002        2001        2002        2001
                                                                                        ----        ----        ----        ----
NUMERATOR:

  Loss from continuing operations                                                  $(19,936)   $(29,346)   $(43,941)   $(40,739)
  Preferred stock dividends                                                              --        (211)         --      (1,061)
  Accretion of beneficial conversion feature of redeemable preferred stock               --        (451)         --      (9,392)
                                                                                 ------------------------------------------------
  NUMERATOR FOR BASIC LOSS PER SHARE -
  Net loss from continuing operations available to commons shareholders            $(19,473)   $(30,008)   $(43,941)   $(51,192)
  Net income (loss) from discontinued operations available to common
    shareholders                                                                       (463)    (21,789)        224     (21,576)
  Extraordinary gain                                                                     --       9,465                   9,465
                                                                                 ------------------------------------------------
  Net loss available to common shareholders                                        $(19,936)   $(42,332)   $(43,941)   $(63,303)
                                                                                 ================================================

DENOMINATOR:

DENOMINATOR FOR BASIC LOSS PER SHARE -

Weighted-average shares                                                             265,914     138,589     260,869     121,236
                                                                                 ------------------------------------------------
Denominator for diluted earnings (loss) per share(1)                                265,914     138,589     260,869     121,236
                                                                                 ------------------------------------------------

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

    CONTINUING OPERATIONS                                                            $(0.07)     $(0.22)     $(0.17)     $(0.42)

    DISCONTINUED OPERATIONS                                                           (0.01)      (0.16)         --       (0.18)

    EXTRAORDINARY GAIN                                                                   --        0.07          --        0.08
                                                                                 ------------------------------------------------
TOTAL - BASIC AND DILUTED                                                            $(0.08)     $(0.31)     $(0.17)     $(0.52)
                                                                                 ================================================

     (1) The weighted average shares listed below were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:

                                                                           -----------------------------------------------------
                                                                                   THREE MONTHS                 SIX MONTHS
                                                                                  ENDED JUNE 30,               ENDED JUNE 30,
                                                                           -----------------------------------------------------
                                                                                 2002          2001           2002         2001
                                                                                 ----          ----           ----         ----
     Redeemable preferred stock                                                    --        39,989             --       46,868
     Employee stock options                                                    18,248         1,233         19,121        2,628
     Warrants                                                                   2,460            --          2,281          102
                                                                           -----------------------------------------------------
                                                                               20,708        41,222         21,402       49,598
                                                                           =====================================================

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


6.       SEGMENT INFORMATION

         As a result of the merger of pre-merger Digital Angel and MAS, the significant restructuring of the Company's business during the past several months and the Company's emergence as an advanced technology development company, the Company has re-evaluated and realigned its reporting segments. The Company currently operates in three business segments - Advanced Technology, Digital Angel Corporation and SysComm International.

         The business units comprising the Advanced Technology segment represent those businesses that management believes will provide the necessary synergies, support and infrastructure to allow the Company to develop, promote and fully-integrate its life-enhancing technology products and services.

         The Digital Angel Corporation segment consists of the business operations of Digital Angel Corporation, the Company's 74.25% owned subsidiary and is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects. Before March 27, 2002, the business of Digital Angel Corporation was operated in four divisions: Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other. With the acquisition of MAS on March 27, 2002, Digital Angel Corporation re-organized into four new divisions: Animal Applications (formerly Animal Tracking), Digital Angel Systems, GPS and Radio Communications, and Physician Call Center and Other. Physician Call Center and Other reflect the newly acquired MAS business.

         The SysComm International segment consists of the business operations of SysComm International Corporation (OTC:SYCM), the Company's 52.5% owned subsidiary. This segment provides professional services in the areas of systems integration, information technology (IT) procurement and logistics, and technology strategy. Doing business as "InfoTech," this segment provides integrated eBusiness strategy and technology implementation services on a regional basis to enterprise and small to medium businesses who want to fully leverage eBusiness technologies as part of their overall business strategy. Its service offerings includes technology strategy and due diligence consulting, systems architecture and design, application and technology infrastructure deployment, enterprise security, IT product procurement and logistics, and provisioning.

         Business units that were closed or sold during the 2001 and 2002 are reported as "All Other."

         Prior to January 1, 2002, the Company's business units were organized into three segments: Applications, Services and Advanced Wireless. Prior period information has been restated to present the Company's reportable segments on a comparative basis.

         The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of the Company's subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporation/Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions. Included in "Corporate/Eliminations" for the six-months ended June 30, 2002, is a non-cash compensation charge of $18.7 million associated with pre-merger Digital Angel options, which were converted into options to acquire shares of MAS in connection with the merger of pre-merger Digital Angel and MAS.

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


         Following is the selected segment data as of and for the three-months ended June 30, 2002:

                                                                             SEGMENTS
                                                                             --------
                                                            Digital
                                              Advanced       Angel         SysComm        All      Corporate/
                                             Technology   Corporation   International    Other    Eliminations  Consolidated
                                            ---------------------------------------------------------------------------------
Net revenue from external customers:
Product                                         $8,528        $8,662        $4,127         $--          $(80)      $21,237
Service                                          3,368           577           668          --           (14)        4,599
Inter-segment revenue - product                     --           (78)           --          --            78            --
                                            ---------------------------------------------------------------------------------
Total revenue                                  $11,896        $9,161        $4,795         $--          $(16)      $25,836
                                            =================================================================================

Income (loss) from continuing operations
before income taxes, minority interest,
net loss on subsidiary merger transaction
and equity in net loss of affiliate            $(1,116)      $(1,500)         $(54)        $10      $(13,340)     $(16,000)
                                            =================================================================================

Total assets (2)                               $41,837      $138,600       $13,008      $2,849        $1,209      $197,503
                                            =================================================================================

         Following is the selected segment data as of and for the six-months ended June 30, 2002:

                                                                             SEGMENTS
                                                                             --------
                                                            Digital
                                              Advanced       Angel         SysComm        All      Corporate/
                                             Technology   Corporation   International    Other    Eliminations  Consolidated
                                            ---------------------------------------------------------------------------------
Net revenue from external customers:

Product                                        $13,431        16,113       $13,820      $1,014          $(78)      $44,300
Service                                          6,984           880         1,480         375            36         9,755
Inter-segment revenue - product                     --           (78)           --          --            78            --
                                            ---------------------------------------------------------------------------------
Total revenue                                  $20,415       $16,915       $15,300      $1,389           $36       $54,055
                                            =================================================================================

Income (loss) from continuing operations
before income taxes, minority interest,
net loss on subsidiary merger transaction
and equity in net loss of affiliate (1)           $(25)      $(3,318)         $(29)       $144      $(36,707)     $(39,935)
                                            =================================================================================

Total assets (2)                               $41,837      $138,600       $13,008      $2,849        $1,209      $197,503
                                            =================================================================================

    (1) For Digital Angel Corporation, amount excludes $1.8 million of interest expense associated with the Company's obligation to IBM Credit and $18.7 million of non-cash compensation expense associated with pre-merger Digital Angel options which were converted into options to acquire MAS stock, both of which have been reflected as additional expense in the separate financial statements of Digital Angel Corporation included in its Form 10Q.
    (2) For Digital Angel Corporation, amount includes $4.8 million of goodwill associated with the Company's initial 16.6% investment in MAS.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         Following is the selected segment data as of and for the three-months ended June 30, 2001:

                                                                             SEGMENTS
                                                                             --------

                                                            Digital
                                              Advanced       Angel         SysComm        All      Corporate/
                                             Technology   Corporation   International    Other    Eliminations  Consolidated
                                            ---------------------------------------------------------------------------------
Net revenue from external customers:

Product                                         $8,096        $7,619        $6,096      $5,326          $(84)      $27,053
Service                                          4,264           830         1,369       6,943          (588)       12,818
Inter-segment revenue - product                                                            (89)           89            --
Inter-segment revenue - service                     --            --            --        (615)          615            --
                                            ---------------------------------------------------------------------------------
Total revenue                                  $12,360        $8,449        $7,465     $11,565           $32       $39,871
                                            =================================================================================

Loss from continuing operations before
income taxes, minority interest and equity
in net loss of affiliate                         $(808)      $(3,564)        $(510)    $(4,016)      $(4,233)     $(13,131)
                                            =================================================================================

Total assets                                   $85,192      $112,901       $15,175     $69,123       $20,524      $302,915
                                            =================================================================================

         Following is the selected segment data as of and for the six-months ended June 30, 2001:

                                                                             SEGMENTS
                                                                             --------

                                                            Digital
                                              Advanced       Angel         SysComm        All      Corporate/
                                             Technology   Corporation   International    Other    Eliminations  Consolidated
                                            ---------------------------------------------------------------------------------
Net revenue from external customers:

Product                                        $17,020       $16,752       $15,147     $12,601          $(84)      $61,436
Service                                          8,730         1,900         1,708      14,203          (697)       25,844
Inter-segment revenue - product                                                            (89)           89            --
Inter-segment revenue - service                     --            --            --        (782)          782            --
                                            ---------------------------------------------------------------------------------
Total revenue                                  $25,750       $18,652       $16,855     $25,933           $90       $87,280
                                            =================================================================================

Loss from continuing operations before
income taxes, minority interest and equity
in net loss of affiliate                       $(1,834)      $(5,358)        $(634)    $(6,356)      $(8,869)     $(23,051)
                                            =================================================================================

Total assets                                   $85,192      $112,901       $15,175     $69,123       $20,524      $302,915
                                            =================================================================================


                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


7.       ACQUISITIONS AND DISPOSITIONS

         On February 27, 2001, the Company acquired 16.6% of the capital stock of MAS, a provider of medical assistance and technical products and services, in a transaction valued at approximately $8.3 million in consideration for 3.3 million shares of its common stock. The Company became the single largest shareholder and controlled two of the seven board seats. The Company accounted for this investment under the equity method of accounting. The excess of the purchase price over the net book value acquired was approximately $6.8 million and was being amortized on a straight-line basis over five years. Under Financial Accounting Standards No. 142, which the Company adopted on January 1, 2002, the goodwill embedded in the Company's equity investment in MAS is no longer amortized. As a result of no longer amortizing this goodwill, the Company's net income increased by $0.3 million and $0.6 million for the three and six-months ended June 30, 2002, respectively.

         Effective March 27, 2002, the Company's 93% owned subsidiary, pre-merger Digital Angel, merged with MAS. As a result of the merger, the Company now owns approximately 74.25% of Digital Angel Corporation, as more fully discussed in Note 1.

         In satisfaction of a condition to the consent to the merger by IBM Credit, the Company's lender, the Company transferred to a Delaware business trust controlled by an advisory board all of the shares of MAS common stock owned by it and, as a result, the trust has legal title to approximately 74.25% of the Digital Angel Corporation common stock. The trust has voting rights with respect to the Digital Angel Corporation common stock until the Company's obligations to IBM Credit are repaid in full. The trust may be obligated to liquidate the shares of Digital Angel Corporation common stock owned by it for the benefit of IBM Credit in the event the Company fails to make payments, or otherwise defaults, under its IBM Credit Agreement which became effective on the date of the merger. See Note 4. The Company has retained beneficial ownership of the shares.

         Unaudited pro forma results of operations for the six-months ended June 30, 2002, are included below. Such pro forma information assumes that the merger of pre-merger Digital Angel and MAS had occurred as of January 1, 2002.

                                                                                  --------------------------
                                                                                      SIX-MONTHS ENDED
                                                                                          JUNE 30,
                                                                                  --------------------------
                                                                                            2002
                                                                                            ----
     Net operating revenue from continuing operations                                      $54,941
     Loss from continuing operations                                                      $(42,397)
     Loss available to common stockholders from continuing operations                     $(42,397)
     Loss per common share from continuing operations - basic                               $(0.15)
     Loss per common share from continuing operations - diluted                             $(0.15)

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         Earnout and Put Agreements
         --------------------------

         Certain acquisition agreements the Company entered into during 2000 include additional consideration contingent on profits of the acquired subsidiary. Upon earning this additional consideration, the value is recorded as additional goodwill. The financial statements include the value of shares earned upon attainment of certain profits by subsidiaries through June 30, 2002. At June 30, 2002, based upon the expected performance of these acquired subsidiaries, the Company is contingently liable for additional consideration of approximately $30,000.

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

         The Company had revised its calculation of the beneficial conversion feature (BCF) associated with its redeemable preferred stock for the three months ended March 31, 2001. The effect of the change does not impact reported net loss in the period, but it does reduce income available to common shareholders, as follows:

                                                                  PREVIOUSLY
                                                                   REPORTED            REVISED
                                                                MARCH 31, 2001     MARCH 31, 2001
           Net income (loss)                                       $(11,180)          $(11,180)
           Net loss available to common shareholders               $(13,869)          $(20,359)
           Total basic earnings per share                           $ (0.13)           $ (0.20)
           Total diluted earnings per share                         $ (0.13)           $ (0.20)

         In the quarter ended June 30, 2001, the Company recorded an additional BCF charge to earnings per share of $0.5 million to recognize a deemed dividend to the holders of the Series C preferred stock equal to the alternative conversion rate, which can be realized by the holders at June 30, 2001. For the six months ended June 30, 2001, the additional BCF charge to earnings per share was $9.4 million. As a result, the Company has cumulatively recorded a charge to earnings per share of $13.2 million, since the issuance of the preferred stock. As of June 30, 2001, the BCF was fully accreted. The BCF was recorded as a reduction in the value assigned to the preferred stock and an increase in additional paid-in capital. The Company recorded the accretion of the BCF over the period from the date of issuance to the earliest beneficial conversion date available through equity, reducing the income available to common stockholders and earnings per share.

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

9.       DISCONTINUED OPERATIONS

         On March 1, 2001, the Company's board of directors approved a plan to offer for sale its Intellesale business segment and all of its other "non-core businesses." Accordingly, the operating results of these entities have been reclassified and reported as discontinued operations for all periods presented. As of March 1, 2002, the Company had sold or closed substantially all of the businesses comprising Discontinued Operations and there were two insignificant companies remaining. One of the remaining businesses was sold effective May 23, 2002, and the Company anticipates selling the remaining company within the next several months. Revenue and net loss for the remaining business was $0.7 million and $41 thousand, respectively, for the six months ended June 30, 2002. Proceeds from the sales of Discontinued Operations companies were used to repay amounts outstanding under the IBM Credit Agreement. Any additional proceeds on the sale of the remaining business will also be used to repay the IBM debt.


         The following discloses the results of Intellesale and all other non-core businesses comprising discontinued operations for the period from January 1, 2001, through March 1, 2001:

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

         Assets and liabilities of discontinued operations are as follows at June 30, 2002, and December 31, 2001.

                                                                          June 30, 2002         December 31, 2001
                                                                   -------------------------------------------------
                                                                                     (In thousands)
     Current Assets
          Cash and cash equivalents                                            $218                    $  --
          Accounts receivable and unbilled receivables, net                     145                    5,745
          Inventories                                                            38                    4,430
          Prepaid expenses and other current assets                              --                      291
                                                                   -------------------------------------------------
     Total Current Assets                                                       401                   10,466

     Property and equipment, net                                                121                    3,553
     Other assets                                                                59                      242
                                                                   -------------------------------------------------
                                                                               $581                  $14,261
                                                                   =================================================
     Current Liabilities
          Notes payable and current maturities of long-term debt               $  4                  $ 5,040
          Accounts payable                                                    4,186                    8,670
          Accrued expenses                                                    6,810                    9,610
                                                                   -------------------------------------------------
     Total Current Liabilities                                               11,000                   23,320

     Long-term debt                                                              22                       --
     Minority interest                                                          177                      401
                                                                   -------------------------------------------------
                                                                             11,199                   23,721
                                                                   =================================================
     Net Liabilities of Discontinued Operations                            $(10,618)                 $(9,460)
                                                                   =================================================

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         The Company recorded a provision for operating losses, estimated loss on sale and carrying costs during the phase-out period including operating and other disposal costs to be incurred in selling the businesses. Carrying costs primarily include the cancellation of facility leases, employment contract buyouts and litigation reserves. During the six-months ended June 30, 2002, the Company increased its estimated loss on sale of its 85% ownership in its Canadian subsidiary, Ground Effects, Ltd., which was sold on January 31, 2002, by $0.2 million, and it increased its estimated loss on the sale of certain business assets of U.S. Electrical Products Corp, which were sold on May 23, 2002, by $0.2 million. Proceeds on the sale of Ground Effects, Ltd. approximated $1.6 million plus the assumption of the Canadian portion of the IBM debt and proceeds on the sale of U.S. Electrical Products Corp.'s assets were $0.1 million. Offsetting the increase in the estimated loss on sale was net operating income for the first half of 2002. This net income was primarily due to a change in estimated carrying costs as certain of these obligations were settled for amounts less than previously anticipated.

         The following table sets forth the roll forward of the liabilities for estimated loss on sale and operating losses and carrying costs from December 31, 2001 through June 30, 2002.

                                                                 Balance                                   Balance
Type of Cost                                           December 31, 2001    Additions   Deductions   June 30, 2002
-------------------------------------------------------------------------------------------------------------------
Estimated loss on sale, net of change in
Estimated operating losses                                        $1,173        $479        $1,652             $--
Carrying costs                                                     7,218        (703)          124           6,391
                                                       ------------------------------------------------------------
Total                                                             $8,391       $(224)       $1,776          $6,391
                                                       ============================================================


10.      NON-CASH COMPENSATION EXPENSE ASSOCIATED WITH OPTIONS

         Pursuant to the terms of the pre-merger Digital Angel and MAS merger agreement, effective March 27, 2002, options to acquire shares of pre-merger Digital Angel common stock were converted into options to acquire shares of MAS common stock. The transaction resulted in a new measurement date for the options and, as a result, the Company recorded a non-cash compensation expense of approximately $18.7 million on March 27, 2002. As all of the option holders were employees or directors of the Company, these options were considered fixed awards under APB Opinion No. 25 and expense was recorded for the intrinsic value of the options converted. This charge is included in the condensed consolidated statement of operations in selling, general and administrative expenses.

          In addition, the Company incurred non-cash compensation expense of approximately $3.0 million and $3.3 million during the three and six-months ended June 30, 2002, respectively, due primarily to re-pricing 19.3 million stock options during 2001. The re-priced options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and fluctuations in the Company's common stock price will result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expired. This expense has also been reflected in the condensed consolidated statement of operations as selling, general and administrative expenses.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


11.      COMPREHENSIVE LOSS

         Comprehensive loss represents all non-owner changes in stockholders' equity and consists of the following:

                                                               THREE-MONTHS ENDED               SIX-MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                                 (In thousands)                  (In thousands)
                                                          -----------------------------    ----------------------------
                                                               2002           2001             2002           2001
                                                               ----           ----             ----           ----
                                                          -----------------------------    ----------------------------
Net loss                                                     $(19,936)     $(43,332)         $(43,941)     $(63,303)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                        201           (13)              661        (1,025)
                                                          -----------------------------    ----------------------------
Total comprehensive loss                                     $(19,735)     $(43,345)         $(43,280)     $(64,328)
                                                          =============================    ============================


12.      RECENT DEVELOPMENTS

         On June 8, 2002, the Company's shareholders approved an increase in the number of common shares authorized from 345.0 million to 435.0 million.

         On July 22, 2002, the Company announced that SysComm has conditionally offered to merge with the Company's wholly-owned subsidiary, VeriChip Corporation, in a stock transaction. The merger is subject to all necessary approvals, including but not limited to, approval by SysComm's stockholders and the Company's lender, IBM Credit. Upon completion of the transaction, SysComm is expected to change its name to VeriChip Corporation.

         From July 12, 2002, to July 30, 2002, the Company's shares were traded on the Pink Sheets under the symbol "ADSX.PK." Prior to that time, the Company's shares were traded on Nasdaq. Effective July 31, 2002, the Company's shares were relisted on the Nasdaq under the symbol "ADSX."

13.      LEGAL PROCEEDINGS

         In the fourth quarter of 2000, the Company entered into an agreement to acquire an interest in Connect Intelligence Limited, an Irish company. A dispute between the Connect Intelligence sellers and us ensued and the sellers filed several lawsuits in Ireland and the United States. The lawsuits have been settled under the terms of a settlement agreement dated March 21, 2002. The settlement resulted in approximately 3.2 million shares of the Company's common stock being issued to the sellers and resulted in a charge to the Company of approximately $1.0 million, which was accrued at December 31, 2001, and a payment to the Company of approximately $1.4 million, which it received in May 2002. At the time of the settlement agreement, the closing price of our common stock was $0.45 per share.

         In May 2002, a shareholders action was filed against the Company and one of its directors (the Childs litigation). In the following weeks, fourteen more complaints were filed that have identical or near identical allegations as those alleged in the Childs litigation. The Childs litigation's primary allegations relate to (i) claims that the company failed to disclose improper accounting procedures related

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


to two subsidiaries, (ii) claims that statements in a Los Angeles Times article on May 9, 2002, about the Company's VeriChip Corporation subsidiary were false, and (iii) that statements by the Company as quoted in other newspaper articles were misleading. The Company expects that the various cases will be consolidated into one case. The Company believes that the allegations in the Childs litigation and the later-filed cases are without merit and it will defend them vigorously.

         In July 2002, SRZ Trading LLC filed a derivative complaint in the Circuit Court of Cole County, Missouri against the Company, and several of its officers and directors. The complaint alleges that the Company misrepresented its financial condition and disseminated false and misleading statements about VeriChip. The Company believes the action is without merit and intends to vigorously defend against it.

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

         On July 15, 2002, the Company entered into a settlement and release agreement by and between certain former shareholders of Computer Equity Corporation, also referred to as Compec, on behalf of themselves and on behalf of the former shareholders of Compec. The Company acquired Compec under the terms of a merger agreement entered into effective June 1, 2000. Certain former shareholders of Compec had filed claims against the Company in connection with the earnout provisions of the merger agreement and damages relating to the registration of shares previously issued to them as result of the merger. Under the terms of the settlement agreement and in satisfaction of all claims relating to the merger agreement, the Company issued 8 million shares of its common stock to the former stockholders of Compec. The shares were valued at $3.0 million and have been reflected as additional goodwill at June 30, 2002.

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

     Approximately two years ago, we developed a patent for what we believe is the world's first combination of advanced biosensor technology and web-enabled wireless telecommunications linked to GPS in a watch/pager device that communicates through proprietary software to a secure 24/7 operations center in California. This technology provides "where-you-are" and "how-you-are" information about loved ones (particularly elderly relatives and children), their location and their vital signs via the subscriber's computer, PDA or wireless phone. We branded this technology Digital Angel and merged the technology with a company formerly known as Destron Fearing Corporation. Our goal was to create a new corporation underpinned by the patented technology and complemented by the products and services and revenues of our existing business segments. We united our existing GPS, application service provider and animal tracking business units to form Digital Angel, the company. Effective March 27, 2002, pre-merger Digital Angel became its own public company through the merger of Medical Advisory Systems, Inc. (MAS) (AMEX:DOC). Currently, we are the beneficial owner of approximately 74.25% of this new company which has been renamed Digital Angel Corporation. We launched Digital Angel, the product, on November 26, 2001.

     In October, 2001, we announced our new wholly-owned subsidiary, Thermo Life Energy Corp, formerly Advanced Power Solutions, Inc., which will develop, market and license our new product, Thermo Life, the world's smallest thermoelectric generator powered by body heat. Thermo Life is intended to provide a miniaturized power source for a wide range of consumer electronic devices including attachable or implantable medical devices and wristwatches. On July 9, 2002, we announced that we had achieved an important breakthrough: 3.0-volts of electrical power successfully generated by Thermo Life in laboratory tests. We expect to begin marketing Thermo Life during the last half of 2002.

     In December, 2001, we announced the development of a miniaturized, implantable verification chip, called VeriChip that can be used in a variety of security, emergency and healthcare applications. On February 7, 2002, we created a new wholly-owned subsidiary, VeriChip Corporation, which will develop, market and license VeriChip. About the size of the point of a typical ballpoint pen, each VeriChip will contain a unique verification number. Utilizing an external scanner, radio frequency energy passes through the skin energizing the dormant VeriChip, which then emits a radio frequency signal transmitting the verification number contained in the VeriChip. We expect to begin marketing VeriChip during the last half of 2002.

     As a result of the merger of pre-merger Digital Angel and MAS, which occurred on March 27, 2002, the significant restructuring of our business during the past year and our emergence as an advanced technology development company, we have re-evaluated and realigned our reporting segments. Effective January 1, 2002, we currently operate in three business segments:
Advanced Technology, Digital Angel Corporation and SysComm International.

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

     Our SysComm International segment consists of the business operations of our 52.5% owned subsidiary, SysComm International Corporation. This segment provides professional services in the areas of systems integration, information technology (IT) procurement and logistics, and technology strategy. Doing business as "InfoTech," this segment provides integrated eBusiness strategy and technology implementation services on a regional basis to enterprise and small to medium businesses who want to fully leverage eBusiness technologies as part of their overall business strategy. Its service offerings includes technology strategy and due diligence consulting, systems architecture and design, application and technology infrastructure deployment, enterprise security, IT product procurement and logistics, and provisioning.

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

RECENT DEVELOPMENTS
-------------------

Digital Angel/MAS Merger

     On March 27, 2002, Digital Angel, which we refer to as pre-merger Digital Angel, merged with MAS and MAS changed its name to Digital Angel Corporation. Also, pursuant to the merger agreement, we contributed all of our stock in Timely Technology Corp., our wholly-owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary. Pre-merger Digital Angel, Timely Technology Corp. and Signature Industries, Limited were collectively referred to as the Advanced Wireless Group (AWG). In satisfaction of a condition to the consent to the merger by IBM Credit, we transferred all shares of Digital Angel Corporation common stock owned by us to a Delaware business trust controlled by an advisory board and, as a result, the trust has legal title to approximately 74.25% of the Digital Angel Corporation common stock. The trust has voting rights with respect to the Digital Angel Corporation common shares until we repay our obligations to IBM Credit in full. We have retained beneficial ownership of the shares. The trust may be obligated to liquidate the shares of Digital Angel Corporation common stock owned by it for the benefit of IBM Credit in the event we fail to make payments, or otherwise default, under our IBM Credit Agreement with IBM Credit, as discussed below. Such liquidation of the shares of Digital Angel Corporation common stock will be in accordance with the Securities and Exchange Commission's (SEC) rules and regulations governing affiliates.

     On March 27, 2002, we recorded a net loss of $0.4 million arising from the merger transaction. The net loss was comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million pre-merger Digital Angel options, partially offset by a gain of approximately $4.7 million from the deemed sale of approximately 22.85% of pre-merger Digital Angel and the other subsidiaries comprising the AWG as a result of the merger with MAS.

     During the three and six-months ended June 30, 2002, we recorded a loss of $3.9 million on the issuances of 1.0 million shares of Digital Angel Corporation common stock resulting primarily from the exercise of stock options and the sale of Digital Angel Corporation stock. The loss represents the difference between the carrying amount of our pro-rata share of our investment in Digital Angel Corporation and the net proceeds from the issuances of the stock and other changes in our minority interest ownership.

     Our investment in Digital Angel Corporation is being accounted for under the consolidation method of accounting.

     Credit Agreement

     On January 31, 2002, and again on February 27, 2002, we entered into amendments to our prior credit agreement with IBM Credit. These amendments extended the principal and interest payments, which were due to April 2, 2002, including principal payments that were initially due on July 1, 2001.

     Effective March 27, 2002, we entered into a new credit agreement, the (IBM Credit Agreement), with IBM Credit. Amounts outstanding under the IBM Credit Agreement of $82.1 million at March 31, 2002 bear interest at an annual rate of 17% and mature on February 28, 2003. No principal or interest payments are due until the maturity date. However, the maturity date will be automatically extended to February 28, 2004, if we repay at least 40% of the original principal amount outstanding, plus accrued interest and expenses, prior to February 28, 2003. If the maturity date is extended to February 28, 2004, the maturity date will be automatically extended again to February 28, 2005, if we repay an additional 40% of the original principal amount outstanding, plus accrued interest and expenses, prior to February 28, 2004. Any amounts outstanding at February 28, 2005, must be repaid by August 31, 2005. If all amounts are not repaid by February 28, 2003, the unpaid amount will accrue interest at an annual rate of 25%. If all amounts are not repaid by February 28, 2004, the interest rate increases to 35%.

     The IBM Credit Agreement contains covenants relating to our financial position and performance, as well as the financial position and performance of Digital Angel Corporation. At June 30, 2002, we were not in compliance with our Minimum Cumulative Modified EBITDA debt covenant and with other provisions of the IBM Credit Agreement. In addition, Digital Angel Corporation was not in compliance with the Minimum Cumulative Modified EBITDA and Current Assets to Current Liabilities debt covenants. IBM has agreed to provide the Company with a waiver of such noncompliance, the documentation of which will be formalized no later than August 21, 2002. As consideration for the waiver, the Company will issue to IBM a five year warrant to acquire 2.9 million shares of the Company's Common Stock at $.15 per share, as well as other consideration. However, we believe that when the third quarter results are finalized, we will not be in compliance with certain financial ratios for the third quarter of 2002. Although we will again request a waiver from IBM Credit, there can be no assurances that a waiver will be obtained. In the future, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, these may impact our ability to remain in compliance with the covenants. In the absence of waiver or amendment to the financial covenants, such noncompliance would constitute an event of default under the IBM Credit Agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts we owe them. In the event such noncompliance appears likely, or occurs, we will seek to renegotiate the covenants and/or obtain waivers, as required. There can be no assurance, however, that we would be successful in negotiating such amendments or obtaining such waivers.

     The IBM Credit Agreement also prohibits us from borrowing funds from other lenders, and does not provide for any additional advances.

     Other

     On June 8, 2002, our stockholders approved an increase in the number of common shares authorized from 345.0 million to 435.0 million.

     On July 22, 2002, we announced that SysComm has conditionally offered to merge with the Company's wholly-owned subsidiary, VeriChip Corporation, in a stock transaction. The merger is subject to all necessary approvals, including but not limited to, approval by SysComm's stockholders and the Company's lender, IBM Credit. Upon completion of the transaction, SysComm is expected to change its name to VeriChip Corporation.

     From July 12, 2002, to July 30, 2002, the our common stock was traded on the Pink Sheets under the symbol "ADSX.PK." Prior to that time, our shares were traded on Nasdaq. Effective July 31, 2002, our shares were relisted on the Nasdaq under the symbol "ADSX."

     RESULTS OF CONTINUING OPERATIONS

     The following table summarizes our results of operations as a percentage of net operating revenue for the three and six-month periods ended June 30, 2002 and 2001 and is derived from the unaudited consolidated statements of operations in Part I, Item 1 of this report.

                                                                      ------------------------ ------------------------
                                                                           RELATIONSHIP TO          RELATIONSHIP TO
                                                                               REVENUE                  REVENUE
                                                                         THREE-MONTHS ENDED        SIX-MONTHS ENDED
                                                                              JUNE 30,                 JUNE 30,
                                                                      ------------------------ ------------------------
                                                                            2002        2001        2002         2001
                                                                            ----        ----        ----         ----
                                                                                         %                        %
                                                                                         -                        -
Product revenue                                                             82.2        67.9        82.0         70.4
Service revenue                                                             17.8        32.1        18.0         29.6
                                                                      ------------------------ ------------------------
Total revenue                                                              100.0       100.0       100.0        100.0
Cost of products sold                                                       57.7        48.4        58.1         49.4
Cost of services sold                                                        8.5        15.7         8.4         14.3
                                                                      ------------------------ ------------------------
Total cost of products and services sold                                    66.2        64.1        66.5         63.7
                                                                      ------------------------ ------------------------
Gross profit                                                                33.8        35.9        33.5         36.3
Selling, general and administrative expenses                               (71.2)      (42.6)      (88.3)       (39.7)
Research and development                                                    (3.0)       (4.3)       (3.3)        (3.5)
Depreciation and amortization                                               (5.4)      (18.8)       (4.4)       (16.5)
Interest income                                                              2.1         1.5         1.2          1.1
Interest expense                                                           (18.3)       (4.6)      (12.5)        (4.2)
                                                                      ------------------------ ------------------------
Loss from continuing operations before benefit for income
    taxes, minority interest, net loss on subsidiary
    transactions and equity in net loss of affiliate                       (62.0)      (32.9)      (73.9)       (26.5)
Provision (benefit) for income taxes                                          --        41.4         0.2         20.7
                                                                      ------------------------ ------------------------
Loss from continuing operations before minority interest                   (62.0)      (74.3)      (74.1)       (47.2)
Minority interest                                                           (1.6)       (0.9)       (0.8)        (0.5)
Net loss on subsidiary merger transaction and subsidiary
    stock issuances                                                         15.0          --         7.9           --
Equity in net loss of affiliate                                               --         0.2         0.5           --
                                                                      ------------------------ ------------------------
Loss from continuing operations                                            (75.4)      (73.6)      (81.7)       (46.7)
(Loss) income from discontinued operations, net of income
    taxes                                                                   (1.8)      (54.6)        0.4        (24.7)
Extraordinary gain                                                            --        23.7          --         10.8
                                                                      ------------------------ ------------------------
Net loss                                                                   (77.2)     (104.5)      (81.3)       (60.5)
Preferred stock dividends and other                                           --        (0.5)         --         (1.2)
Accretion of beneficial conversion feature of redeemable
    preferred stock - series C                                                --        (1.1)         --        (10.8)
                                                                      ------------------------ ------------------------
Net loss available to common shareholders                                  (77.2)     (106.1)      (81.3)       (72.5)
                                                                      ======================== ========================

     REVENUE

     Revenue from continuing operations for the three-months ended June 30, 2002, decreased $14.1 million, or 35.3%, to $25.8 million from $39.9 million in the three-months ended June 30, 2001. Revenue from continuing operations for the six-months ended June 30, 2002, decreased $33.2 million, or 38.0%, to $54.1 million from $87.3 million in the six-months ended June 30, 2001.

     Revenue from continuing operations during the three and six-months ended June 30, 2002, and 2001 by segment was as follows:

                                                             THREE-MONTHS ENDED JUNE 30,
                                                                   (IN THOUSANDS)
                                 ------------------------------------------------------------------------------------
                                                        2002                                     2001
                                                        ----                                     ----
                                 ------------------------------------------------------------------------------------
                                      Product       Service       Total        Product       Service         Total
                                      -------       -------       -----        -------       -------         -----
     Advanced Technology               $8,528        $3,368      $11,896        $8,096        $4,264        $12,360
     Digital Angel Corporation          8,584           577        9,161         7,619           830          8,449
     SysComm International              4,127           668        4,795         6,096         1,369          7,465
     All Other                             --            --           --         5,237         6,328         11,565
     Corporate / Eliminations              (2)          (14)         (16)            5            27             32
                                 ------------------------------------------------------------------------------------
     Total                            $21,237        $4,599      $25,836       $27,053       $12,818        $39,871
                                 ========================================== =========================================

                                                              SIX-MONTHS ENDED JUNE 30,
                                                                   (IN THOUSANDS)
                                 ------------------------------------------------------------------------------------
                                                        2002                                     2001
                                                        ----                                     ----
                                 ------------------------------------------------------------------------------------
                                      Product       Service       Total        Product       Service         Total
                                      -------       -------       -----        -------       -------         -----
     Advanced Technology              $13,431        $6,984      $20,415       $17,020        $8,730        $25,750
     Digital Angel Corporation         16,035           880       16,915        16,752         1,900         18,652
     SysComm International             13,820         1,480       15,300        15,147         1,708         16,855
     All Other                          1,014           375        1,389        12,512        13,421         25,933
     Corporate / Eliminations              --            36           36             5            85             90
                                 ------------------------------------------------------------------------------------
     Total                            $44,300        $9,755      $54,055       $61,436       $25,844        $87,280
                                 ========================================== =========================================

     Advanced Technology's revenue decreased $0.5 million and $5.3 million in the three and six-month periods ended June 30, 2002, respectively, when compared to the three and six-month period ended June 30, 2001. When compared to the amounts for the three-months ended June 30, 2002, product revenue increased by $.04 million, or 5.3%, and service revenue decreased by $0.9 million, or 21.0%. When compared to the amounts for the six-months ended June 30, 2002, product revenue decreased by $3.6 million, or 21.1%, and service revenue decreased by $1.7 million, or 20.0%. We attribute the increase in product revenue primarily to government contract projects, which we had expected to complete in the first quarter of 2002, but were not completed until the second quarter of 2002. We attribute the decreases to reduced sales of software and other technology services.

     Digital Angel Corporation's revenue increased $0.7 million and decreased $1.7 million in the three and six-month periods ended June 30, 2002, respectively, when compared to the three and six-month periods ended June 30, 2001. When compared to the amounts for the three-months ended June 30, 2001, product revenue increased by $1.0 million, or 12.7%, and service revenue decreased by $0.3 million, or 30.5%. When compared to the amounts for the six-months ended June 30, 2001, product revenue decreased by $0.7 million, or 42.9%, and service revenue decreased by $1.0 million, or 53.7%. We attribute the increase in product revenue for the three months ended June 30, 2002, primarily to sales of transponders to the fisheries industry customers and revenues associated with MAS, which merged with pre-merger Digital Angel on March 27, 2002. We attribute the decreases in product sales for the six-months ended June 30, 2002, primarily to higher sales in the first quarter of 2001 to a large customer to prepare for the launch of pet identification products in France. We attribute the decreases in service revenue to completed client assignments that were not replaced.

     SysComm International's revenue decreased $2.7 million and $1.6 million in the three and six-months ended June 30, 2002, respectively, when compared the three and six-month periods ended June 30, 2001. When compared to the amounts for the three-months ended June 30, 2001, product revenue decreased by $2.0 million, or 32.3%, and service revenue decreased by $0.7 million, or 51.2%. When compared to the amounts for the six-months ended June 30, 2001, product revenue decreased by $1.3 million, or 8.8%, and service revenue decreased by $0.2 million, or 13.3%. We attribute the decreases to a soft market in both product and services sales. Additionally, we made a decision in April 2002 to exit the lower margin mid-range platform computer equipment business and to focus our efforts on the higher margin Intel based products and related technical services.

     All Other's revenue decreased $11.6 million, or 100.0%, and $24.5 million, or 94.6%, in the three and six-month periods ended June 30, 2002, respectively, when compared to the three and six-months ended June 30, 2001. The decreases were due to the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

GROSS PROFIT AND GROSS PROFIT MARGIN

     Gross profit from continuing operations for the three-months ended June 30, 2002, decreased $5.6 million, or 39.2%, to $8.7 million from $14.3 million for the three-months ended June 30, 2001. Gross profit from continuing operations for the six-months ended June 30, 2002, decreased $13.6 million, or 42.9%, to $18.1 million from $31.7 million in six-months ended June 30, 2001. Our gross profit margin was 33.8% and 33.5% of revenue, respectively, for the three and six-months ended June 30, 2002, and 35.9% and 36.3% of revenue, respectively, for the three and six-months ended June 30, 2001.

     Gross profit from continuing operations during the three and six-months ended June 30, 2002, and 2001 by segment was as follows:

                                                                   THREE-MONTHS ENDED JUNE 30,
                                                                         (IN THOUSANDS)
                                        ---------------------------------------------------------------------------------
                                                               2002                                    2001
                                                               ----                                    ----
                                        ---------------------------------------------------------------------------------
                                             Product       Service         Total       Product      Service      Total
                                             -------       -------         -----       -------      -------      -----

     Advanced Technology                      $1,817        $1,805        $3,622       $2,867       $1,977       $4,844
     Digital Angel Corporation                 3,827           330         4,157        3,019          372        3,391
     SysComm International                       691           273           964          109          628          737
     All Other                                    --            --            --        1,739        3,568        5,307
     Corporate / Eliminations                     --           (15)          (15)           5           27           32
                                        ---------------------------------------------------------------------------------
     Total                                    $6,335        $2,393        $8,728       $7,739       $6,572      $14,311
                                        =========================================== =====================================

                                                                    SIX-MONTHS ENDED JUNE 30,
                                                                         (IN THOUSANDS)
                                        ---------------------------------------------------------------------------------
                                                               2002                                    2001
                                                               ----                                    ----
                                        ---------------------------------------------------------------------------------
                                             Product       Service        Total        Product     Service       Total
                                             -------       -------        -----        -------     -------       -----

     Advanced Technology                      $3,428        $3,787        $7,215       $4,874       $4,295       $9,169
     Digital Angel Corporation                 6,978           382         7,360        6,791          894        7,685
     SysComm International                     1,651           679         2,330        1,809          851        2,660
     All Other                                   826           339         1,165        4,799        7,256       12,055
     Corporate / Eliminations                     --            36            36            5           85           90
                                        ---------------------------------------------------------------------------------
     Total                                   $12,883        $5,223       $18,106      $18,278      $13,381      $31,659
                                        =========================================== =====================================

     Gross profit margin from continuing operations during the three and six-months ended June 30, 2002, and 2001 by segment was as follows:

                                                                  THREE-MONTHS ENDED JUNE 30,

                                        ---------------------------------------------------------------------------------
                                                               2002                                    2001
                                                               ----                                    ----
                                        ---------------------------------------------------------------------------------
                                              Product       Service        Total       Product      Service       Total
                                              -------       -------        -----       -------      -------       -----
                                                 %             %             %            %           %             %
                                                 -             -             -            -           -             -
     Advanced Technology                        21.3          53.6          30.4         35.4         46.4         39.2
     Digital Angel Corporation                  44.6          57.2          45.4         39.4         44.8         40.1
     SysComm International                      16.7          40.9          20.1          1.8         45.9          9.9
     All Other                                    --            --            --         33.2         56.4         45.9
     Corporate / Eliminations                     --           N/A           N/A        100.0        100.0        100.0
                                        ---------------------------------------------------------------------------------
     Total                                      29.8          52.0          33.8         28.6         51.3         35.9
                                        ============================================ ====================================

                                                                   SIX-MONTHS ENDED JUNE 30,

                                        ---------------------------------------------------------------------------------
                                                               2002                                    2001
                                                               ----                                    ----
                                        ---------------------------------------------------------------------------------
                                              Product       Service        Total       Product      Service       Total
                                              -------       -------        -----       -------      -------       -----
                                                 %             %             %            %           %             %
                                                 -             -             -            -           -             -
     Advanced Technology                        25.5          54.2          35.3         28.6         49.2         35.6
     Digital Angel Corporation                  43.5          43.4          43.5         40.5         47.1         41.2
     SysComm International                      11.9          45.9          15.2         11.9         49.8         15.8
     All Other                                  81.5          90.4          83.9         38.4         54.1         46.5
     Corporate / Eliminations                     --         100.0         100.0        100.0        100.0        100.0
                                        ---------------------------------------------------------------------------------
     Total                                      29.1          53.5          33.5         29.8         51.8         36.3
                                        ============================================ ====================================


     Advanced Technology's gross profit decreased $1.2 million in the three-months ended June 30, 2002, and margin decreased to 30.4% from 39.2% when compared to the three-months ended June 30, 2001. Gross profit decreased $2.0 million in the six-months ended June 30, 2002, and margin decreased slightly to 35.3% from 35.6% when compared to the six-months ended June 30, 2001. We attribute the decrease in gross profit primarily to the reduction in sales during the first three and six-months of 2002, and the decrease in margin primarily to the reduction in sales of software and other higher-margin products and services.

     Digital Angel Corporation's gross profit decreased $.08 million in the three-months ended June 30, 2002, while margins increased to 45.4% in the three-months ended June 30, 2002. from 40.1% in the three-months ended June 30, 2001. Gross profit decreased $0.3 million in the six-months ended June 30, 2002, while margins increased to 43.5% in the six-months ended June 30, 2002. from 41.2% in the six-months ended June 30, 2001. We attribute the increase in gross profit for the three months ended June 30, 2002, primarily to higher sales for transponders. We attribute the decrease in gross profit for the six months ended June 30, 2002, primarily to the reduction in service revenues during the six months ended June 30, 2002. We attribute the increases in gross margin in the three and six-months ended June 30, 2002, to a higher margin product mix.

     SysComm International's gross profit increased $.02 million in the three-months ended June 30, 2002, and margin decreased to 20.1% in the three-months ended June 30, 2002, from 9.9% in the three-months ended June 30, 2001. Gross profit decreased $.03 million in the six-months ended June 30, 2002, and margin decreased to 15.2% in the six-months ended June 30, 2002, from 15.8% in the six-months ended June 30, 2001. We attribute the increase in gross profit and margin for the three-months ended June 30, 2002, to a reduced number of lower margin sales and dollars received from manufacturers. Another contributing factor was our decision, in April 2002, to exit the lower margin mid-range platform computer equipment business and focus our efforts on the higher margin Intel based products. We attribute the decrease in gross profit and margin for the six-months ended June 30, 2002, to high volume, lower margin sales to a major customer during the six-months ended June 30, 2002.

     All Other's gross profit decreased $5.3 million, or 100%, in the three-months ended June 30, 2002, as we did not earn any gross profit or margin in the three-months ended June 30, 2002 compared to gross margin of 45.9% in the three-months ended June 30, 2001. Gross profit decreased $10.9 million in the six-months ended June 30, 2002, and margin increased to 83.9% in the six-months ended June 30, 2002 from 46.5% in the six-months ended June 30, 2001. The decrease in gross profit resulted from the sale or closure of all of the business units comprising this group during the last half of 2001 and the first six-months of 2002. We attribute the increase in gross margin during the six months ended June 30, 2002 to the sale and closure of business units within this group. The majority of the business units that were sold or closed earned lower gross margins on average than the remaining business unit comprising the group during the first six-months of 2002.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses from continuing operations was $18.4 million in the three-months ended June 30, 2002, an increase of $1.4 million, or 8.2%, from the $17.0 million in the three-months ended June 30, 2001. Selling, general and administrative expenses from continuing operations was $47.8 million in the six-months ended June 30, 2002, an increase of $13.1 million, or 37.8%, from the $34.7 million in the six-months ended June 30, 2001. As a percentage of total revenue, selling, general and administrative expenses from continuing operations increased to 68.6% in the three-months ended June 30, 2002, from 42.6% in the three-months ended June 30, 2001 and increased to 87.1% in the six-months ended June 30, 2002, from 39.7% in the six-months ended June 30, 2001.

     Selling, general and administrative expense from continuing operations during the three and six-months ended June 30, 2002, and 2001 by segments was as follows:

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                                 (In thousands)                  (In thousands)
                                                          -----------------------------     --------------------------
                                                                 2002          2001             2002          2001
                                                                 ----          ----             ----          ----
     Advanced Technology                                        $4,366        $2,876            $6,718       $5,409
     Digital Angel Corporation                                   3,713         2,347             6,841        4,749
     SysComm International                                         917         1,047             2,100        2,874
     All Other                                                     (33)        7,055               880       13,885
     Corporate / Eliminations                                    9,421         3,662            31,214        7,743
                                                          --------------- -------------     ------------- ------------
     Total                                                     $18,384       $16,987           $47,753      $34,660
                                                          =============== =============     ============= ============

   Selling, general and administrative expense as a percentage of revenue for each of the operating segments was:

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                          -----------------------------     -------------------------
                                                                 2002           2001              2000        2001
                                                                 ----           ----              ----        ----
                                                                  %              %                 %           %
                                                                  -              -                 -           -
     Advanced Technology                                          36.7          23.3              32.9        21.0
     Digital Angel Corporation                                    40.5          27.8              40.4        25.5
     SysComm International                                        19.1          14.0              13.7        17.1
     All Other                                                     N/A          61.0              63.4        53.5
     Corporate / Eliminations (1)                                 36.5           9.2              57.7         8.9
                                                          --------------- -------------     ------------- -----------
     Total                                                        71.2          42.6              88.3        39.7
                                                          =============== =============     ============= ===========

(1)  Corporate's percentage has been calculated as a percentage of total revenue.

     Advanced Technology's selling general and administrative expense increased $1.5 million, or 51.7%, to $4.4 million in the three-months ended June 30, 2002 from $2.9 million in the three-months ended June 30, 2001. Selling general and administrative expense increased $1.3 million, or 24.1%, to $6.7 million in the six-months ended June 30, 2002 from $5.4 million in the six-months ended June 30, 2001. We attribute the increases primarily to legal and other costs associated with a lawsuit that was settled on July 15, 2002. As a percentage of revenue, selling, general and administrative expense increased in the three and six-month periods ended June 30, 2002 due to the increased cost associated with the lawsuit and a reduction in sales during the three and six-month period ended June 30, 2002.


     Digital Angel Corporation's selling general and administrative expense increased $1.4 million, or 60.9%, to $3.7 million in the three-months ended June 30, 2002, from $2.3 million in the three-months ended June 30, 2001. Selling general and administrative expense increased $2.1 million, or 44.7%, to $6.8 million in the six-months ended June 30, 2002, from $4.7 million in the six-months ended June 30, 2001. We attribute the increases primarily to expenses associated with the merger of pre-merger Digital Angel and MAS during the first quarter of 2002. As a percentage of revenue, selling, general and administrative expense increased in the three and six-month periods ended June 30, 2002, due primarily to the increase in expenses associated with the merger, and a reduction in sales during the three and six-months ended June 30, 2002.

     SysComm International's selling general and administrative expense decreased $0.1 million, or 10.0%, to $.09 million in the three-months ended June 30, 2002, from $1.0 million in the three-months ended June 30, 2001. Selling general and administrative expense decreased $0.8 million, or 38.1%, to $2.1 million in the six-months ended June 30, 2002, from $2.9 million in the six-months ended June 30, 2001. We attribute the decreases primarily to layoffs, the elimination of expenses related to the Shirley, New York facility, which was sold in January 2002, and other cost control programs. As a percentage of revenue, selling general and administrative expense increased in the three-months period ended June 30, 2002, and decreased in the six-months ended June 20, 2002.

     All Other's selling, general and administrative expenses decreased $7.1 million, or 100.0%, in the three-months ended June 30, 2002, from $7.1 million in the three-months ended June 30, 2001. Selling general and administrative expense decreased $13.0 million, or 93.5%, to $0.9 million in the six-months ended June 30, 2002, from $13.9 million in the six-months ended June 30, 2001. The decreases resulted from the sale or closure of all of the business units comprising this group during the last half of 2001 and the first six-months of 2002.

     "Corporate / Eliminations" selling, general and administrative expenses increased $5.7 million, or 154.1%, to $9.4 million in the three-months ended June 30, 2002, from $3.7 million in the three-months ended June 30, 2001. Selling, general and administrative expenses increased $23.5 million, or 305.2%, to $31.2 million in the six-months ended June 30, 2002, from $7.7 million in the six-months ended June 30, 2001. We attribute the increases primarily to three factors as follows: 1). We incurred approximately $3.1 million and $3.4 million in non-cash compensation expense for the three and six-month periods ended June 30, 2002, respectively, due primarily to re-pricing 19.3 million stock options during 2001. The options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and fluctuations in our common stock price will result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expired. 2). Pursuant to the terms of the pre-merger Digital Angel and MAS merger agreement, which became effective March 27, 2002, options to acquire shares of pre-merger Digital Angel common stock were converted into options to acquire shares of MAS common stock. The transaction resulted in a new measurement date for the options and, as a result, we recorded non-cash compensation expense of approximately $18.7 million during the six-months ended June 30, 2002. As all of the option holders were our employees or directors, these options were considered fixed awards under APB Opinion No. 25 and expense was recorded for the intrinsic value of the options converted. 3). We incurred approximately $3.4 million in the three and six-month periods ended June 30, 2002, for valuation reserves associated with notes receivable for stock issuances. Excluding the effects of the non-cash compensation expense associated with options and the valuation reserves, "Corporate / Eliminations" selling, general and administrative expenses decreased $0.8 million, or 21.6%, for the three-months ended June 30, 2002, from the $3.7 million reported in the three-months ended June 30, 2001, and decreased $2.0 million, or 26.0%, for the six-months ended June 30, 2002, from the $7.7 million reported in the six-months ended June 30, 2001. The decrease resulted primarily from the cost saving initiatives and staff reductions that we began during the last nine months of 2001.

     RESEARCH AND DEVELOPMENT

     Research and development expense from continuing operations was $0.8 million and $1.7 million for the three months ended June 30, 2002, and 2001, respectively. Research and development expense from continuing operations was $1.8 million and $3.1 million for the six months ended June 30, 2002 and 2001, respectively. Research and development expense decreased to 3.0% of revenue in the three-months ended June 30, 2002, from 4.3% of revenue in the three-months ended June 30, 2001 and decreased to 3.3% of revenue in the six-months ended June 30, 2002, from 3.5% of revenue in the six months ended June 30, 2001. Research and development expense relates primarily to the development of our products, Digital Angel and VeriChip.

     Research and development expense from continuing operations during the three and six-months ended June 30, 2002, and 2001 by segments was as follows:

                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                                   (In thousands)                (In thousands)
                                                              -------------------------     --------------------------
                                                                  2002         2001              2002         2001
                                                                  ----         ----              ----         ----
     Advanced Technology                                           $--          $247              $116         $548
     Digital Angel Corporation                                     782         1,330             1,645        2,414
     SysComm International                                          --            --                --           --
     All Other                                                      --           127                --          127
     Corporate / Eliminations                                       --            --                --           --
                                                              ----------- -------------     ------------- ------------
     Total                                                        $782        $1,704            $1,761       $3,089
                                                              =========== =============     ============= ============

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense from continuing operations was $1.4 million and $7.5 million for the three months ended June 30, 2002, and 2001, respectively. Depreciation and amortization expense from continuing operations was $2.4 million and $14.4 million for the six months ended June 30, 2002, and 2001, respectively. Depreciation and amortization expense decreased to 5.4% of revenue in the three-months ended June 30, 2002, from 18.8% of revenue in the three-months ended June 30, 2001, and decreased to 4.4% of revenue in the six-months ended June 30, 2002, from 16.5% of revenue in the six months ended June 30, 2001.

     Depreciation and amortization expense from continuing operations during the three and six-months ended June 30, 2002, and 2001 by segments was as follows:

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                                  (In thousands)                  (In thousands)
                                                            ---------------------------     --------------------------
                                                                 2002          2001               2002        2001
                                                                 ----          ----               ----        ----
     Advanced Technology                                          $144        $2,156              $250       $4,305
     Digital Angel Corporation                                   1,095         3,002             1,830        5,355
     SysComm International                                          69           153               143          306
     All Other                                                      --         1,552                 9        3,175
     Corporate / Eliminations                                       76           649               157        1,223
                                                            ------------- -------------     ------------- ------------
     Total                                                      $1,384        $7,512            $2,389      $14,364
                                                            ============= =============     ============= ============

Under FAS 142, which we adopted on January 1, 2002, goodwill and certain other intangible assets are no longer amortized. This resulted in a reduction in depreciation and amortization expense of approximately $5.9 million and $11.6 million during the three and six-months ended June 30, 2002, respectively.

     Advanced Technology's depreciation and amortization expense decreased by $2.1 million, or 95.5%, to $0.1 million in the three-months ended June 30, 2002 from $2.2 million in the three-months ended June 30, 2001. Depreciation and amortization expense decreased by $4.0 million, or 93.0%, to $0.3 million in the six-months ended June 30, 2002 from $4.3 million in the six-months ended June 30, 2001. We attribute the decreases to a reduction in goodwill amortization as a result of the adoption of FAS 142.

     Digital Angel Corporation's depreciation and amortization expense depreciation and amortization expense decreased by $1.9 million, or 63.3%, to $1.1 million in the three-months ended June 30, 2002 from $3.0 million in the three-months ended June 30, 2001. Depreciation and amortization expense decreased by $3.5 million, or 64.8%, to $1.9 million in the six-months ended June 30, 2002 from $5.4 million in the six-months ended June 30, 2001. We attribute the decrease to a reduction in goodwill amortization as a result of the adoption of FAS 142.

     SysComm International's depreciation and amortization expense depreciation and amortization expense decreased by $0.1 million, or 50.0%, to $0.1 million in the three-months ended June 30, 2002 from $0.2 million in the three-months ended June 30, 2001. Depreciation and amortization expense decreased by $0.2 million, or 66.7%, to $0.1 million in the six-months ended June 30, 2002 from $0.3 million in the six-months ended June 30, 2001. We attribute the decrease primarily to a reduction of goodwill amortization as a result of the adoption of FAS 142 and management's decision to offer for sale the Shirley, New York facility thus ceasing depreciation of the building and equipment.

     All Other's depreciation and amortization expense decreased primarily due to the sale or closure of all of the business units comprising this group during the last half of 2001 and the first six months of 2002.

     "Corporate / Eliminations" depreciation and amortization expense decreased $0.5 million, or 83.3%, to $0.1 million in the three-months ended June 30, 2002 from $0.6 million in the three-months ended June 30, 2001. Depreciation and amortization expense decreased $1.0 million, or 83.3%, to $0.2 million in the six-months ended June 30, 2002 from $1.2 million in the six-months ended June 30, 2001. We attribute the decreases primarily to the impairment and sale of software and other corporate assets during the last half of 2001.

     INTEREST INCOME AND EXPENSE

     Interest income was $0.6 million and $0.6 million, for the three-months ended June 30, 2002 and 2001, respectively, and $.07 million and $1.1 million for the six-months ended June 30, 2002 and 2001, respectively. Interest income is earned primarily from short-term investments and notes receivable.

     Interest expense was $4.7 million and $1.8 million, for the three-month ended June 30, 2002 and 2001, respectively, and $6.9 million and $3.7 million for the six-months ended June 30, 2002 and 2001, respectively. Interest expense is primarily a function of the level of outstanding debt and is principally associated with notes payable and term loans.

     INCOME TAXES

     Our effective income tax rates were (0.1)% and 129.0% in the three-months ended June 30, 2002 and 2001, respectively, and 0.2% and 79.9% in the six-months ended June 30, 2002 and 2001, respectively. Differences in the effective income tax rate from the statutory federal income tax rate arise primarily from the recognition of net operating loss carryforwards, non-deductible goodwill amortization associated with acquisitions and state taxes net of federal benefits. In addition, the rates for the three and six-month periods ended June 30, 2001 were impacted by an increase in our deferred tax valuation allowance of $19.7 million, as it became more likely than not that certain deferred tax assets would not be realized. This was the result of the losses incurred during the three and six-month periods ended June 30, 2001 and our projections of future taxable income.

RESULTS OF DISCONTINUED OPERATIONS

     On March 1, 2001, our Board of Directors approved a plan to offer for sale our Intellesale business segment and all of our other "non-core businesses". Accordingly, the operating results of these entities have been reclassified and reported as Discontinued Operations for all periods presented. As of March 1, 2002, we had sold or closed substantially all of the businesses comprising Discontinued Operations, and there were two insignificant companies remaining. One of the remaining businesses was sold effective May 23, 2002 and we anticipate selling the remaining company within the next several months. Revenue and net loss for the remaining business was $0.7 million and $41 thousand, respectively, for the six months ended June 30, 2002. We used the proceeds from the sales of companies classified as Discontinued Operations to repay amounts outstanding under the IBM Agreement.

     The following discloses the results of Intellesale and all other non-core businesses comprising discontinued operations for the period from January 1, 2001 through March 1, 2001, the measurement date:


                                                                                   January 1, through
                                                                                        March 1,
                                                                                 ----------------------

                                                                                          2001
                                                                                          ----

                                                                                 (amounts in thousands)
     Product revenue                                                                    $13,039
     Service revenue                                                                        846
                                                                                 ----------------------
     Total revenue                                                                       13,885
     Cost of products sold                                                               10,499
     Cost of services sold                                                                  259
                                                                                 ----------------------
     Total cost of products and services sold                                            10,758
                                                                                 ----------------------
     Gross profit                                                                         3,127
     Selling, general and administrative expenses                                         2,534
     Depreciation and amortization                                                          264
     Interest, net                                                                           29
     Provision for income taxes                                                              34
     Minority interest                                                                       53
                                                                                 ----------------------
     Income from discontinued operations                                                   $213
                                                                                 ======================

     The above results do not include any allocated or common overhead expenses. Included in Interest, net, above are interest charges based on the debt of one of these businesses. A purchaser assumed this debt when the business was sold on January 31, 2002.

     We recorded a provision for operating losses, estimated loss on sale and carrying costs during the phase-out period including operating and other disposal costs to be incurred in selling the businesses. Carrying costs primarily include the cancellation of facility leases, employment contract buyouts and litigation reserves. During the quarter ended March 31, 2002, we increased the estimated loss on sale of our 85% ownership in our Canadian subsidiary, Ground Effects, Ltd, which we sold on January 31, 2002 by $0.2 million, and we increased our estimated loss on the sale of certain business assets of U.S. Electrical Products Corp, which were sold on May 23, 2002, by $0.2 million. Proceeds on the sale of Ground Effects, Ltd. approximated $1.6 million plus the assumption of the Canadian portion of the IBM debt and proceeds on the sale of U.S. Electrical Products Corp.'s assets were $0.1 million. Offsetting the increase in the estimated loss on sale was net operating income for the first quarter of 2002. This net income was primarily due to a change in estimated carrying costs as certain of these obligations were settled during the first half of 2002 for amounts less than previously anticipated.

     The following table sets forth the roll forward of the liabilities for estimated loss on sale and operating losses and carrying costs from December 31, 2001 through June 30, 2002.

                                                                 Balance                                     Balance
Type of Cost                                           December 31, 2001      Additions   Deductions   June 30, 2002
---------------------------------------------------------------------------------------------------------------------

Estimated loss on sale, net of change in
Estimated operating losses                                        $1,173          $479       $1,652             $--
Carrying costs                                                     7,218          (703)         124           6,391
                                                      ---------------------------------------------------------------
Total                                                             $8,391         $(224)      $1,776          $6,391
                                                      ===============================================================

     LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

     As of June 30, 2002, cash and cash equivalents totaled $8.0 million, an increase of $4.3 million, or 116.2%, from $3.7 million at December 31, 2001.

     Cash of $1.7 million was provided by operations and cash of $4.2 million was used by operations during the first six months of 2002, and 2001, respectively. In the six months ended June 30, 2002, cash was provided primarily by collections on accounts receivable and a decrease in current and other assets and cash was used primarily to purchase inventory. In the six months ended June 30, 2001, cash was used primarily to decrease accounts payable and accrued expenses and to fund discontinued operations. Partially offsetting the uses of cash were increases in cash from the collection of accounts receivable and decreases in inventory.

     Due from buyers of divested subsidiaries represented the deferred purchase price due on the sale of several businesses during the fourth quarter of 2001. We collected these proceeds during the first half of 2002.

     Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased by $4.4 million, or 20.1%, to $17.5 million at June 30, 2002 from $21.9 million at December 31, 2001. We attribute the decrease primarily to increased collection efforts during the first half of 2002.

     Inventory levels remained relatively constant at $2.3 million at June 30, 2002 and December 31, 2001.

     Accounts payable decreased by $4.2 million, or 27.3%, to $11.2 million at June 30, 2002 from $15.4 million at December 31, 2001. Cash generated during the first half of 2002 was used to bring certain payables current. Also, accounts payable decreased for various business units classified as All Other, since all of these business units had ceased operations as of June 30, 2002.

     Accrued expenses remained relatively constant at $21.6 million at June 30, 2002, compared to $18.2 million at December 31, 2001, primarily due to accrued interest.

     Investing activities provided cash of $4.4 million in the first six-months of 2002, and used cash of $4.9 million in the first six-months of 2001. In the first six-months of 2002, cash was provided primarily by collections of amounts due from buyers of divested subsidiaries of $2.6 million, proceeds from the sale of property and equipment of $2.5 million and proceeds from the sale of subsidiaries and business assets of $1.1 million. Partially offsetting the amounts provided were cash used by discontinued operations of $0.5 million and cash used to purchase property and equipment of $1.0 million. In the first six-months of 2001, $2.6 million was used to acquire property and equipment, $0.5 million was used by discontinued operations and $2.0 million was used to increase other assets.

     Financing activities in the first six-months of 2002 used cash of $1.8 million and financing activities in the first six-months of 2001 provided cash of $7.5 million. In the first six-months of 2002, cash was used primarily to repay $4.8 million against long-term debt and notes payable. Partially offsetting the use of cash during the first six-months of 2002 was cash of $1.6 million provided from the issuance of common shares and $1.2 million from collection of notes receivable for shares issued.

The primary source of cash in the first six-months of 2001 was borrowings of $7.8 million against notes payable.

     Debt, Covenant Compliance and Liquidity

     On March 1, 2002, we and Digital Angel Share Trust, a newly created Delaware business trust, entered into the IBM Credit Agreement with IBM Credit, which became effective on March 27, 2002, the effective date of the merger between pre-merger Digital Angel and MAS. Amounts outstanding under the IBM Credit Agreement of $82.1 million at May 10, 2002, bear interest at an annual rate of 17% and mature on February 28, 2003. No principal or interest payments are due until the maturity date. However, the maturity date will be automatically extended to February 28, 2004, if we repay at least $32.8 million, or 40%, of the original principal amount outstanding, plus accrued interest and expenses, prior to February 28, 2003. If the maturity date is extended to February 28, 2004, the maturity date will be automatically extended again to February 28, 2005, if we repay an additional 40% of the original principal amount outstanding, plus accrued interest and expenses, prior to February 28, 2004. Any amounts outstanding at February 28, 2005, must be repaid by August 31, 2005. If all amounts are not repaid by February 28, 2003, the unpaid amount will accrue interest at an annual rate of 25%. If all amounts are not repaid by February 28, 2004, the interest rate increases to 35%.

     The IBM Credit Agreement contains debt covenants relating to our financial position and performance, as well as the financial condition and performance of the Digital Angel Corporation. Our covenants under the IBM Credit Agreement are as follows: (The Current Asset to Current Liabilities covenant is measured monthly and the Minimum Cumulative EBITDA, as defined, is measured quarterly). (Minimum Cumulative Modified EBITDA, as defined in the IBM Credit Agreement, excludes non-cash compensation expense, one-time charges, impairment losses and any liability or claim that will be satisfied by issuances of our common stock):

        COVENANT                                                  COVENANT REQUIREMENT
        ----------------------------------------------------------------------------------------------------------
                                                         As of the following date not less than:
        Current Assets to Current
        Liabilities                           June 30, 2002                                        .14:1
                                              September 30, 2002                                   .11:1
                                              December 31, 2002                                    .11:1
        ----------------------------------------------------------------------------------------------------------

        Minimum Cumulative
        Modified EBITDA                       June 30, 2002                                   $  121,000
                                              September 30, 2002                                 817,000
                                              December 31, 2002                                1,286,000
        ----------------------------------------------------------------------------------------------------------

     Digital Angel Corporation's covenants under the IBM Credit
Agreement are as follows. (Digital Angel Corporation's Current Asset to Current Liabilities covenant and its Minimum Cumulative Modified EBITA, as defined, is measured quarterly):

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
                                              December 31, 2002                                     2.0:1
        -----------------------------------------------------------------------------------------------------------

        Minimum Cumulative
        Modified EBITDA                       June 30, 2002                                      $577,000
                                              September 30, 2002                                1,547,000
                                              December 31, 2002                                 3,329,000
        -----------------------------------------------------------------------------------------------------------

     In satisfaction of a condition to the consent of the merger by IBM Credit, we transferred to the Digital Angel Share Trust, which is controlled by an advisory board, all shares of Digital Angel Corporation common stock owned by us and, as a result, the trust has legal title to approximately 74.25% of the Digital Angel Corporation common stock. The trust has voting rights with respect to the Digital Angel Corporation common stock until we repay our obligations to IBM Credit in full. We retained beneficial ownership of the shares. The trust may be obligated to liquidate the shares of Digital Angel Corporation common stock owned by it for the benefit of IBM Credit in the event we fail to make payments, or otherwise default, under the IBM Credit Agreement. Such liquidation of the shares of Digital Angel Corporation common stock will be in accordance with the SEC rules and regulations governing affiliates.

     At June 30, 2002, we were not in compliance with our Minimum Cumulative Modified EBITDA debt covenant and with other provisions of the IBM Credit Agreement. In addition, Digital Angel Corporation was not in compliance with the Minimum Cumulative Modified EBITDA and Current Assets to Current Liabilities debt covenants. IBM has agreed to provide the Company with a waiver of such noncompliance, the documentation of which will be formalized no later than August 21, 2002. As consideration for the waiver, the Company will issue to IBM a five year warrant to acquire 2.9 million shares of the Company's Common Stock at $.15 per share, as well as other consideration. However, we believe that when our third quarter results are finalized, we will not be in compliance with certain financial ratios for the third quarter of 2002. Although we will again request a waiver from IBM Credit, there can be no assurances that a waiver will be obtained. In the future, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, these may impact our ability to remain in compliance with the covenants. In the absence of waiver or amendment to the financial covenants, such noncompliance would constitute an event of default under the IBM Credit Agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts we owe them. In the event such noncompliance appears likely, or occurs, we will seek to renegotiate the covenants and/or obtain waivers, as required. There can be no assurance, however, that we would be successful in negotiating such amendments or obtaining such waivers.

     The IBM Credit Agreement prohibits us from borrowing funds from other lenders without the approval of IBM Credit, and does not provide for any further advances by IBM Credit. The IBM Credit Agreement also limits the amount we may pay our Chief Executive Officer, Richard Sullivan, in cash, and prevents us from making certain cash incentive and perquisite payments, including cash payment arising upon a change in control, to various other executive officers.

     Amounts outstanding under the IBM Credit Agreement are secured by a security interest in substantially all of our assets, excluding the assets of Digital Angel Corporation. The shares of our subsidiaries, including the Digital Angel Corporation common stock held in the Digital Angel Share Trust, also secure the amounts outstanding under the IBM Credit Agreement.

     Sources of Liquidity

     If we are unable to generate the funds that will be required for the payments under the IBM Credit Agreement, as discussed above, shares of Digital Angel Corporation common stock initially owned by us upon completion of the merger between pre-merger Digital Angel and MAS and transferred to the Digital Angel Share Trust may be liquidated, if so directed by IBM Credit, to provide funds necessary to make these payments. The IBM Credit Agreement prohibits us from borrowing funds from other lenders, and does not provide for any further advances by IBM Credit. In addition, our prior accountants have expressed doubt about our ability to continue as a going concern. Accordingly, there can be no assurance that we will have access to funds necessary to repay IBM Credit or to provide for our ongoing operating expenses to the extent not provided from our ongoing operating revenue. In addition, we may be able to use proceeds from the sale of businesses, proceeds from the sale of common and preferred shares, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings to fund ongoing operations. There can be no assurance, however, that these options will be available, or if available, on favorable terms. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions.

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

     In August 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-

Lived Assets. This standard supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supercede the provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from Discontinued Operations to be displayed in Discontinued Operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. This statement is effective for fiscal years beginning after December 15, 2001. We adopted this statement on January 1, 2002. The adoption of FAS 144 did not have a material impact on our operations or financial position.

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

     FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK.

     This Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, and include statements relating to:

     o our growth strategies including, without limitation, our ability to deploy the products and services in our Advanced Wireless and Digital Angel Corporation segments;

     o    anticipated trends in our business and demographics;

     o our ability to successfully integrate the business operations of recently acquired companies and successfully complete the divestitures of our discontinued operations;

     o    our future profitability and liquidity; and

     o    regulatory, competitive or other economic influences.

     In some cased, you can identify forward-looking statements by terms such as "may," "should," "could," "would," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from estimates or forecasts contained in the forward-looking statements. Some of these risks and uncertainties are beyond our control.

      WE CANNOT BE CERTAIN OF FUTURE FINANCIAL RESULTS.

     We reported losses from continuing operations of $44.2 million and $40.7 million for the six-months of 2002 and 2001, respectively. We incurred losses of $198.1 million and $29.2 million from continuing operations for the years ended December 31, 2001 and 2000, respectively. We reported income from continuing operations of $2.6 million for the year ended December 31, 1999 which included a loss from continuing operations of $17.4 million, offset by a gain of $20.0 million from the sale of our Canadian subsidiary, TigerTel, Inc. Our business plan depends on our attaining and maintaining profitability; however, we cannot predict whether we will remain profitable in the future. Our profitability depends on many factors, including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market new products and technologies. We may not be able to sustain or increase profitability on a quarterly or annual basis. In addition, if we fail to experience profits within the time frame expected by investors, the market price of our common stock may fall.

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

     In addition, the stock market in general, and stocks of technology companies in particular, have often experienced extreme price and volume fluctuations. This volatility is often unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Declines in the market price of our common stock could also harm employee morale and retention, our access to capital and other aspects of our business. If our share price is volatile, we may be the target of additional securities litigation, which is costly and time-consuming to defend. Because of recent periods of volatility in the market price of our securities, we face a heightened risk of securities class action litigation. In May 2002, a shareholders action was filed against us and one of our directors and several more complaints were filed that have identical or near identical allegations. Litigation of this type could result in substantial costs and a diversion of management's attention and resources, which would harm our business.

     WE MAY ISSUE PREFERRED STOCK, WHICH WILL RANK SENIOR TO THE SHARES OF OUR COMMON STOCK AND WHICH MAY DELAY OR PREVENT A CHANGE IN CONTROL OF US.

     Preferred stock may be created and issued from time to time by our board of directors, with such rights and preferences as our board of directors may determine. Because of our board of directors' broad discretion with respect to the creation and issuance of any series of preferred stock without shareholder approval, our board of directors could adversely affect the voting power of our common stock. The issuance of preferred stock may also have the effect of delaying, deferring or preventing a change in control of us.

     IF WE ARE UNABLE TO RE-LIST OUR COMMON STOCK, TRADING IN OUR SHARES COULD DECREASE AND THE MARKET PRICE OF OUR SHARES COULD DECLINE AND, EVEN IF WE DO REGAIN LISTING STATUS, WE MAY BE UNABLE TO CONTINUE TO SATISFY THE APPLICABLE LISTING REQUIREMENTS.

     Our ability to remain listed on Nasdaq depends on our ability to satisfy applicable Nasdaq criteria including our ability to maintain a minimum bid price of $1.00 per share. The market price for our common stock has recently been below the minimum bid price required by Nasdaq. Because the condensed financial statements in our Current Report on Form 10-Q for the three months ended March 31, 2002, which was filed with the SEC on May 20, 2002, had not been reviewed by an independent public accountant, we were delisted from Nasdaq from July 12, 2002 to July 30, 2002. We filed an amended Current Report on From 10-Q/A on July 18, 2002, which contained reviewed condensed financial statements, and on July 31, 2002, we were relisted on Nasdaq. However, as a condition of our relisting, Nasdaq has advised us that we have until October 25, 2002, to regain compliance with the minimum bid price requirement. If we are unable to satisfy the minimum bid price requirement, Nasdaq may once again commence procedures to remove our common stock from Nasdaq.

     If we are delisted from Nasdaq in the future, an active trading market for our common stock may no longer exist. As a result, trading in our shares of common stock could decrease substantially, and the price of our shares of common stock may decline.

     IF WE ARE REQUIRED TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN CONNECTION WITH PRIOR ACQUISITIONS, OUR STOCK MAY BE FURTHER DILUTED.

     As of June 30, 2002, there were 269,292,046 shares of our common stock outstanding. Since January 1, 2001, we have issued a net aggregate of 167,805,345 shares of common stock, of which 83,759,195 shares were issued in connection with acquisitions of businesses and assets and 64,810,635 shares were issued upon conversion of our Series C preferred stock. We have effected, and will likely continue to effect, acquisitions or contract for services through the issuance of common stock or our other equity securities. In addition, we have agreed to future earnout and "price protection" provisions in prior acquisition and other agreements, which may result in additional shares of common stock being issued. Such issuances of additional securities may be dilutive to the value of our common stock and may have an adverse impact on the market price of our common stock.

     COMPETITION COULD REDUCE OUR MARKET SHARE AND DECREASE OUR REVENUE.

     Each of our business units operates in a highly competitive environment, and we expect that competitive pressures will continue in the future. Many of our competitors have far greater financial, technological, marketing, personnel and other resources than us. The areas which we have identified for continued growth and expansion are also target market segments for some of the largest and most strongly capitalized companies in the United States and Europe. In response to competitive pressures, we may be required to reduce prices or increase spending in order to retain or attract customers or to pursue new market opportunities. As a result, our revenue, gross profit and market share may decrease, each of which could significantly harm our results of operations. In addition, increased competition could prevent us from increasing our market share, or cause us to lose our existing market share, either of which would harm our revenues and profitability. We cannot assure you that we will have the financial, technical, marketing and other resources required to successfully compete against current and future competitors or that competitive pressures faced by us will not harm our business, financial condition or results of operations.

     IF WE DEFAULT ON OUR OBLIGATIONS UNDER THE IBM CREDIT AGREEMENT, OUR BUSINESS OPERATION MAY BE MATERIALLY ADVERSELY AFFECTED.

     On several occasions during 2001, we failed to comply with the covenants contained in our previous credit agreement with IBM Credit, and, as a result, at times we were in default under that agreement. We entered into the IBM Credit Agreement, which became effective on March 27, 2002, upon the completion of the merger between pre-merger Digital Angel and MAS. The IBM Credit Agreement contains various financial and other restrictive covenants that, among other things, limit our ability to borrow additional funds and declare and pay dividends, and requires us, and Digital Angel Corporation to, among other things, maintain various financial ratios and comply with various other financial covenants. At June 30, 2002, we, and Digital Angel Corporation, were not in compliance with certain of the financial ratios contained in the IBM Credit Agreement and we were not in compliance with other provisions of the IBM Credit Agreement. IBM has agreed to provide the Company with a waiver of such noncompliance, the documentation of which will be formalized no later than August 21, 2002. As consideration for the waiver, the Company will issue to IBM a five year warrant to acquire 2.9 million shares of the Company's Common Stock at $.15 per share, as well as other consideration. However, we believe that when our third quarter results are finalized, we will not be in compliance with certain financial ratios for the third quarter of 2002. Although we will again request a waiver from IBM Credit, there can be no assurances that a waiver will be obtained. In the future, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, these may impact our ability to remain in compliance with the covenants. In the absence of waiver or amendment to the financial covenants, such noncompliance would constitute an event of default under the IBM Credit Agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts we owe them. We do not currently have available funds to repay the amounts owed to IBM Credit if the maturity of the obligation is accelerated. If IBM Credit were to accelerate these obligations and enforce its rights against the collateral securing these obligations, without additional financing resources, there would be substantial doubt we would be able to continue operations in the normal course of business.

     IF WE NEED ADDITIONAL CAPITAL FOR OUR ONGOING OPERATIONS OR TO REPAY IBM CREDIT, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS IN THE NORMAL COURSE OF BUSINESS.

     We may require additional capital for our ongoing operations or to repay IBM Credit the amounts owed it. Under the terms of the IBM Credit Agreement, amounts outstanding bear interest at an annual rate of 17% and mature on February 28, 2003. No principal or interest payments are due until the maturity date. However, the maturity date will be automatically extended to February 28, 2004, if we repay at least $32.8 million, or 40%, of the original principal amount outstanding, plus accrued interest and expenses, prior to February 28, 2003. If the maturity date is extended to February 28, 2004, the maturity date will be automatically extended again to February 28, 2005, if we repay an additional $32.8 million, or 40%, of the original principal amount outstanding, plus accrued interest and expenses, prior to February 28, 2004. Any amounts outstanding at February 28, 2005, must be repaid by August 31, 2005. If all amounts are not repaid by February 28, 2003, the unpaid amount will accrue interest at an annual rate of 25%. If all amounts are not repaid by February 28, 2004, the interest rate increases to 35%. We do not currently have the funds that will be required for such payments, and there is no likelihood that the funds will be available when required for these payments. Shares of MAS common stock, which we transferred to a Delaware business trust may be liquidated, if so directed by IBM Credit, to provide funds necessary to make these payments. Such liquidation of the shares of MAS common stock will be made in accordance with the SEC rules and regulations governing affiliates.

     The IBM Credit Agreement prohibits us from borrowing funds from other lenders, and will not provide for any further advances by IBM Credit. Accordingly, there can be no assurance that we will have access to funds necessary to provide for our ongoing operating expenses to the extent not provided from our ongoing operating revenue.

     WE DEPEND ON OUR SMALL TEAM OF SENIOR MANAGEMENT, AND WE MAY HAVE DIFFICULTY ATTRACTING AND RETAINING ADDITIONAL PERSONNEL.

     The success of our business depends on the continued service of our executive officers and key personnel. We have entered into employment contracts ranging for periods of one to five years through February 2006 with our key officers and employees. Some of these employment contracts call for bonus arrangements based on earnings. There can be no assurance that we will be successful in retaining our key employees or that we can attract and retain additional skilled personnel as required. The loss of the services of any of our central management team could harm our business, financial condition and results of operations. In addition, the operations of any of our individual facilities could be adversely affected if the services of the local managers should be unavailable.

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

     We have never declared or paid dividends on our common stock, and we cannot assure you that any dividends will be paid in the foreseeable future. Our IBM Credit Agreementplaces restrictions on the declaration and payment of dividends. We intend to use any earnings which we generate to finance our operations and to repay the amounts outstanding under the IBMCredit Agreement, and, therefore, we do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock will provide a return to our shareholders.

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

     Under the terms of the IBM Credit Agreement, we are prevented from making cash payments to various executive officers, including certain portions of Richard J. Sullivan's salary and bonus in cash and, including the payments described in the preceding paragraph in cash to Richard Sullivan, Garrett Sullivan and Jerome Artigliere until our obligations to IBM Credit are repaid in full. Nevertheless, our obligation to make the payments described in the preceding paragraph could adversely affect our financial condition or could discourage other parties from entering into transactions with us, which might be treated as a change in control or triggering event for purposes of these agreements.

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

     In addition to the shareholders action discussed above, we are party to various legal actions as either plaintiff or defendant in the ordinary course of business. While we believe that the final outcome of these proceedings will not have a material adverse effect on our financial position, cash flows or results of operations, we cannot assure the ultimate outcome of these actions and the estimates of the potential future impact on our financial position, cash flows or results of operations for these proceedings could change in the future. In addition, we will continue to incur additional legal costs in connection with pursuing and defending such actions.

     WE HAVE BEEN, AND MAY CONTINUE TO BE, ADVERSELY AFFECTED BY RECENT
EVENTS.

     The events of September 11, 2001, in New York City and Washington, D.C. have, and are likely to continue to have, a negative effect on the economic condition of the U.S. financial markets in general and on the technology sector in particular. As a result of the current economic slowdown, which was exacerbated by the events of September 11, 2001, we have experienced deteriorating sales for certain of our businesses. This resulted in the shut down of several of our businesses during the third and fourth quarters of 2001. Also, letters of intent that we had received during the last half of 2001 and the first quarter of 2002 related to the sales of certain of our businesses indicated a decline in their fair values. As a result, we recorded asset impairment charges and increased inventory reserves during the third and fourth quarters of 2001. If the economic condition of the U.S. financial markets in general and of the technology sector in particular do not improve in the near term, and if the current economic slowdown continues, we may be forced to shut down additional businesses, causing us to incur additional charges, which could have a material adverse effect on our business, operating results and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Digital Angel Corporation has a foreign subsidiary operating in the United Kingdom, which has very limited foreign currency related transactions. Our United States companies may export and import to and from other countries. Our operations may therefore be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries.

     We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Borrowings under the IBM Credit Agreement bear interest at a fixed rate. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term investments.

     Due to the nature of our borrowings and our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

PART II.  OTHER INFORMATION

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

     On June 8, 2001, three individuals filed suit against us and four of our officers in the United States District Court for Delaware seeking equitable relief and damages. The plaintiffs had acquired our stock when the company in which they were shareholders, Computer Equity Corporation, was merged into one of our subsidiaries in 2000. The suit alleged, inter alia, that, because of asserted violations of federal and state securities laws and breach of a contract by us, the merger transaction should be rescinded. The suit was not served until August 6, by which time, a First Amended Complaint had been filed. As amended, the suit now has eight plaintiffs, all of whom had formerly owned stock in Computer Equity Corporation, and no longer seeks rescission. The various counts of the complaint assert violations of federal and state securities laws for our alleged failure to register timely the shares issued in connection with the merger; breach of contract by us for allegedly failing to comply with a registration rights agreement regarding the shares; and breach of a covenant of good faith and fair dealing arising from the same matters. In addition, in two counts the plaintiffs seek a declaratory judgment that any future payments due to them under the merger agreement, so called "earnout" payments, due on or before September 30, 2001, and 2002, must be made in cash instead of through issuance of stock, as is permitted in the agreement, because of our alleged failures with regard to registration of shares in the past. The damages sought are those which allegedly arose because of the claimed delay in the registration of the stock issued in connection with the merger in 2000 and are described in the First Amended Complaint as being "not less than $1 million." On October 18, 2001, the eight plaintiffs filed a motion for leave to file a second amended complaint. The proposed second amended complaint adds Computer Equity Corporation as a defendant. It continues to assert claims for violation of federal securities law, breach of contract for failure to comply with a registration rights agreement, and breach of the covenant of good faith and fair dealing. The proposed second amended complaint adds a breach of contract claim for failure to make the September 30, 2001 "earnout" payment. All other claims were eliminated. Plaintiffs seek over $10 million in damages and rescission, as they ask the Court to return the shares of Computer Equity Corporation. In January 2002, the Delaware court dismissed the action without prejudice. Certain of the plaintiffs filed a new law suit in Delaware Chancery Court, claiming amounts in connection with the earnout and claiming damages relating to the registration of the shares previously issued to them. On July 15, 2002, we entered into a settlement and release agreement with the plaintiffs on behalf of themselves and on behalf of the former shareholders of Computer Equity Corporation. Under the terms of the settlement agreement and in satisfaction of all claims relating to the merger agreement, we issued 8 million shares of our common stock to the former stockholders of Computer Equity Corporation. The shares were valued at $3.0 million and have been reflected as additional goodwill at June 30, 2002.

     On January 31, 2002, Treeline, Inc., filed a Complaint in the
Common Pleas Court of Cuyahoga County, Ohio against us, one of our subsidiaries, STR, Inc, nka ARJANG, Inc. ("STR") and another defendant who was formerly an executive of STR, alleging that STR breached its lease agreement with Treeline, Inc. in connection with a facility no longer being used by us. The Complaint alleges that we, and the former executive, are liable as Guarantors of the lease for damages sustained by Treeline as a result of the alleged breach. There have been no material developments in this proceeding during the three months ended June 30, 2002.

     During the quarter ended March 31, 2002, 510 Ryerson Road Inc.
filed a lawsuit against us and one of our subsidiaries in connection with a lease for a facility that is no longer in use. There have been no material developments in this proceeding during the three months ended June 30, 2002.

     In the fourth quarter of 2000, we entered into an agreement to acquire an interest in Connect Intelligence Limited, an Irish company. A dispute between the Connect Intelligence sellers and us ensued and the sellers filed several litigations in Ireland and the United States. The litigations have been settled under the terms of a settlement agreement dated March 21, 2002. The settlement resulted in approximately 3.2 million shares of our common stock being issued to the sellers and resulted in a charge to us of approximately $1.0 million, which was accrued at December 31, 2001, and a payment to us of approximately $1.4 million, which we received in May 2002. At the time of the settlement agreement, the closing price of our common stock was $0.45 per share.

     In May 2002, a shareholders action was filed against us and one of our directors (the Childs litigation). In the following weeks, fourteen more complaints were filed that have identical or near identical allegations as those alleged in the Childs litigation. The Childs litigation's primary allegations relate to (i) claims that we failed to disclose improper accounting procedures related to two subsidiaries, (ii) claims that statements in a Los Angeles Times article on May 9, 2002 about the Company's VeriChip Corporation subsidiary were false, and (iii) that statements by us as quoted in other newspaper articles were misleading. We expect that the various cases will be consolidated into one case. We believe that the allegations in the Childs litigation and the later-filed cases are without merit and we will defend them vigorously.

     In July 2002, SRZ Trading LLC filed a derivative complaint in the Circuit Court of Cole County, Missouri against us, and several of our officers and directors. The complaint alleges that we misrepresented our financial condition and disseminated false and misleading statements about VeriChip. We believe the action is without merit and intends to vigorously defend against it.

     On May 29, 2001, Janet Silva, individually and as Guardian ad Litem for Jonathan Silva, a minor, and the Estate of Clarence William Silva, Jr. (collectively, "Plaintiffs") filed suit against Customized Services Administrators, Incorporated ("CSA"), Pricesmart, Inc. ("Pricesmart"), Commercial Union Insurance Company ("Commercial Union"), CGU Insurance Group, and the Digital Angel Corporation (collectively the "Defendants") in the Superior Court of the State of California in and for the County of Santa Clara. The allegations of the complaint arise from a vacation guarantee insurance policy (the "Insurance Contract") allegedly purchased by Plaintiffs from Defendants on March 6, 2000. The complaint alleges, among other things, that Defendants breached the Insurance Contract, defrauded Plaintiffs, acted in bad faith, engaged in deceptive and unlawful business practices, resulting in the wrongful death of Clarence William Silva, Jr. (the "Deceased") and the intentional infliction of emotional distress on Plaintiffs. The complaint seeks the cost of funeral and burial expenses of the Deceased and amounts constituting the loss of financial support of the Deceased, general damages, attorney's fees and costs, and exemplary damages. CSA has filed a cross-claim against the Digital Angel Corporation alleging that it should be held liable for any liability that CSA may have to Plaintiffs. Digital Angel Corporation has denied the allegations of the complaint and the CSA cross-claim. There have been no material developments in this proceeding during the three months ended June 30, 2002.

ITEM 2.  CHANGES IN SECURITIES

     Recent Sales of Unregistered Securities

     The following table lists all unregistered securities sold by the Company between April 1, 2002 and June 30, 2002. These shares were issued in
(a) for settlement of legal disputes, or (b) for employment or consulting services. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or Rule 506 of Regulation D promulgated thereunder.

                                                                                                       Number of
                                             Aggregate Amount   Number of                               Common
Name/Entity/Nature             Date of Sale  of Consideration    Persons    Note     Issued For         Shares
-----------------------------------------------------------------------------------------------------------------
Fahnestock & Co. Inc.          June, 2002             $100,000      1        1    Services               205,000
John Munshour                  June, 2002              $14,000      1        2    Settlement              10,870
                                                                                                       ----------
Total                                                                                                    215,870
                                                                                                       ==========

1. Represents shares issued in connection with investment banking services provided in connection with the restructure of our credit facility with IBM Credit Corporation, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that shares were acquiring for investment and not for resale, and that the shares must be held until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted. Albert G. Lowenthal, Chairman, has sole voting and dispositive power with respect to the shares held by Fahnestock
     & Co. Inc.






2. Represents shares issued in connection with the settlement of a dispute between Mr. Munshour and us, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the purchaser was acquiring the shares for investment and not for resale, and that the purchaser acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of shareholders of the Company was held on June
8, 2002 to:

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

     (b) Approval of certain amendments to the Company's 1999 Flexible Stock Plan and ratification of the options granted thereunder. The proposal received 216,490,906 votes for, 17,391,247 votes against, and 2,036,933 abstentions.

     (c) Approval of certain amendments to the Company's 1999 Employees Stock Purchase Plan and ratification of options granted thereunder. The proposal received 222,541,063 votes for, 12,371,949 votes against, and 1,006,074 abstentions.

     (d) Approval of the amendment to the Company's Second Restated Articles of Incorporation, as amended, to increase the number of authorized shares of common stock of Applied Digital by 90,000,000. The proposal received 220,570,899 votes for, 14,584,026 votes against, and 764,161 abstentions.

ITEM 5.  OTHER INFORMATION

     On April 30, 2002, Richard Friedland resigned as a member of our board of directors. He currently serves on the board of Digital Angel Corporation. On June 30, 2002, a second board member, Angela Sullivan, gave notice of her resignation from the board for personal reasons. Her resignation was effective as of June 30, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

WE HAVE LISTED THE EXHIBITS BY NUMBERS CORRESPONDING TO THE EXHIBIT TABLE OF
ITEM 601 IN REGULATION S-K ON THE EXHIBIT LIST ATTACHED TO THIS REPORT.

(B)   REPORTS ON FORM 8-K

         (i) On April 18, 2002, we filed a Current Report on Form 8-K, which announced the termination of PricewaterhouseCoopers LLP as our independent accountants and our engagement of Grant Thornton LLP as our new independent accountants. On April 22, 2002, we filed a Form 8-K/A amending our Current Report on Form 8-K filed on April 18, 2002 which included a letter from PricewaterhouseCoopers LLP addressed to the SEC.

         (ii) On May 21, 2002, we filed a Current Report on Form 8-K dated May 14, 2002, which announced the resignation of Grant Thornton LLP as our independent accountants due to a disagreement on the proper accounting treatment with respect to a non-cash item in connection with the merger of a subsidiary of Medical Advisory Systems, Inc. and Digital Angel Corporation, in which we owned a controlling interest. On May 23, 2002, we filed a Form 8-K/A dated May 21, 2002, amending our Current Report on Form 8-K filed on May 14, 2002, which included a letter from Grant Thornton LLP addressed to the SEC.

         (iii)  On May 24, 2002, we filed a Current Report on Form 8-K dated
                May 22, 2002, which set forth a press release announcing that as a result of our filing our Form 10Q on May 20, 2002 without an auditor's review our ticker symbol had an "E" appended to it.

         (iv) On May 28, 2002, we filed a Current Report on Form 8-K dated May 23, 2002, which announced the engagement of Eisner LLP as our independent accountant.

                                  SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    APPLIED DIGITAL SOLUTIONS, INC.
                                    (Registrant)

Dated: August 14, 2002              By:         /S/ EVAN C. MCKEOWN
                                       ---------------------------------------
                                                  Evan C. McKeown
                                       Vice President, Chief Financial Officer

                                EXHIBITS

Exhibit
Number        Description
------        -----------

      3.1 Second Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Form S-3 File No. 333-64605) filed with the Commission on June 23, 1999).

      3.2 Amendment of Second Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Missouri on September 5, 2000 (incorporated herein by reference to Exhibit 4.3 to the Company's Post-Effective Amendment No. 3 on Form S-3 to Registration Statement on Form S-4 (File No. 333-38420-02) filed with the Commission on September 29, 2000).

      3.3 Amendment of Second Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Missouri on July 18, 2001 (incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001 filed with the Commission on August 18, 2001).

      3.4     Amended and Restated Bylaws of the Company dated March 31, 1998.*

      3.5     Amendment to Bylaws of the Company dated April 4, 2002.*

     10.1 Third Amended and Restated Term Credit Agreement dated March 1, 2002 between Applied Digital Solutions, Inc., Digital Angel Share Trust and IBM Credit Corporation (incorporated by reference to
              Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on March 8, 2002.

     10.2 Letter dated August 13, 2002 from IBM Corporation discussing the waiver of certain existing defaults under the Third Amended and Restated Term Credit Agreement.*

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith