Form 10-Q
period 2002-09-30
APPLIED DIGITAL SOLUTIONS INC
filed 2002-11-14
CIK 924642

  As Filed with the Securities and Exchange Commission on November 14, 2002
----------------------------------------------------------------------------





                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                    -------------------------------------

                                  FORM 10-Q
                                 (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2002
                                     or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from      to
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
Yes /X/ No / /

         The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 12, 2002:

               Class                                  Number of Shares
   Common Stock; $.001 Par Value                        283,933,128

                       APPLIED DIGITAL SOLUTIONS, INC.

                              TABLE OF CONTENTS

  Item                            Description                            Page

                       PART I - FINANCIAL INFORMATION

   1.      Financial Statements (unaudited)
           Condensed Consolidated Balance Sheets
              September 30, 2002, and December 31, 2001                    3
           Condensed Consolidated Statements of Operations -
               Three and Nine Months ended September 30, 2002 and 2001 4 Condensed Consolidated Statement of Stockholders' Equity -
               Nine Months ended September 30, 2002                        5
           Condensed Consolidated Statements of Cash Flows -
               Nine Months ended September 30, 2002 and 2001               6
           Notes to Consolidated Financial Statements                      7
   2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  30
   3.      Quantitative and Qualitative Disclosures About Market Risk     60
   4.      Controls and Procedures                                        60

                         PART II - OTHER INFORMATION

   1.      Legal Proceedings                                              60
   2.      Changes In Securities                                          62
   3.      Defaults Upon Senior Securities                                63
   4.      Submission of Matters to a Vote of Security Holders            63
   5.      Other Information                                              63
   6.      Exhibits and Reports on Form 8-K                               63

SIGNATURE                                                                 64
CERTIFICATIONS                                                            65
EXHIBITS                                                                  67

PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except par value)
                                    ASSETS
                                                                               SEPTEMBER 30,       December 31,
                                                                                        2002               2001
                                                                               ---------------------------------
                                                                                 (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                                        $   7,164          $   3,696
  Due from buyers of divested subsidiaries                                                 -              2,625
  Accounts receivable and unbilled receivables (net of allowance
    for doubtful accounts of $1,768 in 2002 and $2,581 in 2001)                       18,379             21,871
  Inventories                                                                          6,920              6,174
  Notes receivable                                                                     2,985              2,256
  Other current assets                                                                 3,389              4,786
----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                  38,837             41,408

PROPERTY AND EQUIPMENT, NET                                                           16,925             20,185

NOTES RECEIVABLE, NET                                                                  3,011              4,004

GOODWILL, NET                                                                        130,641             90,831

INVESTMENT IN AFFILIATE                                                                    -              6,779

OTHER ASSETS, NET                                                                      5,598              4,282
----------------------------------------------------------------------------------------------------------------

                                                                                   $ 195,012          $ 167,489
================================================================================================================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable and current maturities of long-term debt                           $  81,562          $  83,995
  Accounts payable                                                                    12,960             15,282
  Accrued expenses                                                                    23,473             18,207
  Earnout and put accruals                                                               200                200
  Net liabilities of Discontinued Operations                                          10,696              9,460
----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                            128,891            127,144

LONG-TERM DEBT, NOTES PAYABLE AND OTHER LIABILITIES                                    3,919              2,586
----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                    132,810            129,730
----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES                                                              -                  -
----------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                     35,938              4,460
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK OPTIONS - SERIES C                                              -              5,180
----------------------------------------------------------------------------------------------------------------

PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
  Preferred shares: Authorized 5,000 shares in 2002 and 2001 of $10 par value;
    special voting, no shares issued or outstanding in 2002 and 2001, Class B
    voting, no shares issued or outstanding in 2002 and 2001                               -                  -
  Common shares: Authorized 345,000 shares in 2002 and 2001, of $.001 par value; 284,826 shares issued and 283,891 shares outstanding in 2002
    and 252,449 shares issued and 251,514 shares outstanding in 2001                     285                252
  Common and preferred additional paid-in capital                                    377,330            342,189
  Accumulated deficit                                                               (354,392)          (304,581)
  Common stock warrants                                                                5,651              3,293
  Treasury stock (carried at cost, 935 shares in 2002 and 2001)                       (1,777)            (1,777)
  Accumulated other comprehensive income (loss)                                          (37)              (747)
  Notes received from shares issued                                                     (796)           (10,510)
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Total Preferred Stock, Common Stock, and Other Stockholders' Equity                   26,264             28,119
----------------------------------------------------------------------------------------------------------------

                                                                                   $ 195,012          $ 167,489
================================================================================================================

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

                                        APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (In thousands, except per share data)
                                                          (Unaudited)

                                                                         FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                                          ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                      -----------------------------------------------------------
                                                                          2002              2001            2002            2001
                                                                      -----------------------------------------------------------

Product revenue                                                       $ 19,889         $  30,834        $ 64,189       $  92,265
Service revenue                                                          4,014            10,532          13,769          36,381
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                           23,903            41,366          77,958         128,646

Cost of products sold                                                   13,339            28,377          44,756          71,536
Cost of services sold                                                    1,829             6,467           6,361          18,930
---------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                             8,735             6,522          26,841          38,180

Selling, general and administrative expenses                             7,343            27,963          54,605          62,539
Research and development                                                   743             1,653           2,405           4,741
Asset impairment                                                             -            68,764             784          68,764
Loss (gain) on disposition of assets                                         -             3,967            (194)          4,052
Depreciation and amortization                                            1,209             7,626           3,597          21,483
Interest and other income                                                 (735)             (481)         (1,388)         (1,568)
Interest expense                                                         5,782             2,720          12,574           6,926
---------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before taxes,
 minority interest and equity in net loss of affiliate                  (5,608)         (105,690)        (45,543)       (128,757)

Provision (benefit) for income taxes                                       105             3,666             200          21,718
---------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before minority interest,
 net loss on subsidiary merger transaction, and equity in
 net loss of affiliate                                                  (5,713)         (109,356)        (45,743)       (150,475)

Minority interest                                                         (324)              (58)           (762)           (504)

Net loss on subsidiary merger transaction, stock issuances
 and loss on sale of subsidiary stock                                      362                 -           4,644               -

Equity in net loss of affiliate                                              -                51             291             118
---------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations                                         (5,751)         (109,349)        (49,916)       (150,089)

Income from discontinued operations, net of income
 taxes of $0 in 2001                                                         -                 -               -             213

Change in estimate on loss on disposal and operating
 losses during the phase out period                                       (119)             (748)            105         (22,537)
---------------------------------------------------------------------------------------------------------------------------------

Loss before extraordinary gain                                          (5,870)         (110,097)        (49,811)       (172,413)

Extraordinary gain                                                           -                 -               -           9,465
---------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                (5,870)         (110,097)        (49,811)       (162,948)

Preferred stock dividends and other                                          -                82               -           1,143
Accretion of beneficial conversion feature of
 redeemable preferred stock - series C                                       -                 -               -           9,392
---------------------------------------------------------------------------------------------------------------------------------

Net loss available to common stockholders                             $ (5,870)        $(110,179)       $(49,811)      $(173,483)
=================================================================================================================================

Income (loss) per common share - basic and diluted
  Income (loss) from continuing operations                            $  (0.02)        $   (0.56)       $  (0.19)      $   (1.09)
  Income from discontinued operations                                        -                 -               -           (0.15)
  Extraordinary gain                                                         -                 -               -            0.06
---------------------------------------------------------------------------------------------------------------------------------

Net loss per common share - basic and diluted                         $  (0.02)        $   (0.56)       $  (0.19)      $   (1.18)
=================================================================================================================================

Weighted average number of common shares outstanding - basic
 and diluted                                                           274,934           197,520         265,001         146,890


See the accompanying notes to condensed consolidated financial statements.

SEE NOTES 1, 4 AND 7 REGARDING THE RESTRICTION ON APPLIED DIGITAL SOLUTIONS,
INC.'S ABILITY TO EXERCISE CONTROL OVER THE AFFAIRS, MANAGE THE RESOURCES AND
TRANSFER FUNDS FROM A SIGNIFICANT OPERATING SUBSIDIARY.

                                        APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED STATEMENT OF PREFERRED STOCK,
                                          COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                         (In Thousands)
                                                          (Unaudited)

                                                                                                   ADDITIONAL
                                                  PREFERRED STOCK         COMMON STOCK                PAID-IN      ACCUMULATED
                                                  NUMBER      AMOUNT      NUMBER      AMOUNT          CAPITAL          DEFICIT
                                                  -----------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001                            -         $ -     252,449        $252         $342,189        $(304,581)
  Net loss                                             -           -           -           -                -          (49,811)
  Comprehensive income -
    Foreign currency translation                       -           -           -           -                -                -
                                                                                                                     ---------
  Total comprehensive loss                             -           -           -           -                -          (49,811)
                                                                                                                     ---------
  Expiration of redeemable preferred
   stock options - Series C                            -           -           -           -            5,180                -
  Adjustment to notes received
   for shares issued                                   -           -           -           -           (4,424)               -
  Allowance for uncollectible portion
   of note receivable                                  -           -           -           -                -                -
  Collection of notes receivable received
   for shares issued                                   -           -           -           -                -                -
  Repurchase of common stock                           -           -           -           -            1,878                -
  Retirement of treasury stock                         -           -        (984)         (1)          (1,877)               -
  Shares issuable for settlement of liability          -           -                       -               63                -
  Obligation for shares issuable in settlement
   of liability                                        -           -           -           -              (63)               -
  Stock option repricing                               -           -           -           -               33                -
  Stock options - Digital Angel Corporation            -           -           -           -           18,788                -
  Stock options - VeriChip Corporation                                                                    200
  Issuance of warrants                                 -           -           -           -                -                -
  Issuance of warrants - Verichip Corporation          -           -           -           -               44                -
  Remeasurement of warrants -
    Digital Angel Corporation                          -           -           -           -            1,066                -
  Issuance of common shares                            -           -       7,415           8            1,361                -
  Issuance of common shares and options for
   services, compensation and other                    -           -      25,946          26           12,892                -
-------------------------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2002                           -         $ -     284,826        $285         $377,330        $(354,392)
===============================================================================================================================

                                                                                   ACCUMULATED
                                                      COMMON                             OTHER              NOTES             TOTAL
                                                       STOCK       TREASURY      COMPREHENSIVE       RECEIVED FOR     STOCKHOLDERS'
                                                    WARRANTS          STOCK       INCOME (LOSS)     SHARES ISSUED            EQUITY
                                                  ----------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001                           $3,293        $(1,777)             $(747)          $(10,510)         $ 28,119
  Net loss                                                 -              -                  -                  -           (49,811)
  Comprehensive income -
    Foreign currency translation                           -              -                710                  -               710
                                                                                         -----                             --------
  Total comprehensive loss                                 -              -                710                  -           (49,101)
                                                                                         -----                             --------
  Expiration of redeemable preferred
   stock options - Series C                                -              -                  -                  -             5,180
  Adjustment to notes received
   for shares issued                                       -              -                  -              4,424                 -
  Allowance for uncollectible portion
   of note receivable                                      -              -                  -              4,134             4,134
  Collection of notes receivable received
   for shares issued                                       -              -                  -              1,156             1,156
  Repurchase of common stock                               -         (1,878)                 -                  -                 -
  Retirement of treasury stock                             -          1,878                  -                  -                 -
  Shares issuable for settlement of liability              -              -                  -                  -                63
  Obligation for shares issuable in settlement
   of liability                                            -              -                  -                  -               (63)
  Stock option repricing                                   -              -                  -                  -                33
  Stock options - Digital Angel Corporation                -              -                  -                  -            18,788
  Stock options - VeriChip Corporation                                                                                          200
  Issuance of warrants                                 2,358              -                  -                  -             2,358
  Issuance of warrants - Verichip Corporation              -              -                  -                  -                44
  Remeasurement of warrants -
    Digital Angel Corporation                              -              -                  -                  -             1,066
  Issuance of common shares                                -              -                  -                  -             1,369
  Issuance of common shares and options for
   services, compensation and other                        -              -                  -                  -            12,918
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2002                          $5,651        $(1,777)             $ (37)          $   (796)         $ 26,264
====================================================================================================================================

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

                        APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In thousands)
                                         (Unaudited)

                                                                         FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                      -------------------------
                                                                          2002            2001
                                                                      -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                            $(49,811)      $(162,948)

  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    (Income) loss from discontinued operations                            (105)         22,324
    Goodwill and asset impairment                                          784          68,764
    Extraordinary gain                                                       -          (9,465)
    Non-cash compensation and administrative expenses                   19,660           1,231
    Issuance of stock for services                                       2,871               -
    Depreciation and amortization                                        3,597          21,483
    Deferred income taxes                                                    -          22,082
    Impairment of notes receivable                                       4,134          10,795
    Interest income on notes received for shares issued                   (475)              -
    Net loss on subsidiary merger transaction                            4,644               -
    Minority interest                                                     (762)           (504)
    Equity in net loss of affiliate                                        291             118
    (Gain) loss on sale of subsidiaries and business assets               (194)          2,965
    Loss on sale of equipment                                               89           1,002
    Change in assets and liabilities:
      Decrease in accounts receivable                                    3,805           5,897
      Increase (decrease) in inventories                                  (679)          4,727
      Decrease in other current assets                                   1,996           2,406
      Decrease in other assets                                           4,335             883
      Increase (decrease) in accounts payable and
       accrued expenses                                                  6,334          (3,666)
    Net cash provided by (used in) discontinued operations                 211          (1,098)
-----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        725         (13,004)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in notes receivable                                           1,020             687
  Received from buyers of divested subsidiaries                          2,625               -
  Increase in other assets                                                (308)           (471)
  Proceeds from sale of property and equipment                           2,510             200
  Proceeds from sale of subsidiaries and business assets                 1,106               -
  Payments for property and equipment                                   (1,367)         (2,629)
  Payments for costs of business acquisitions                              (73)              -
  Net cash used in discontinued operations                                (493)         (1,002)
-----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      5,020          (3,215)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net amounts borrowed (repaid) on notes payable                        (5,066)         14,644
  Proceeds from long term debt                                           1,258               -
  Payments on long-term debt                                            (1,349)         (1,985)
  Other financing costs                                                   (276)           (375)
  Issuance of common shares                                              1,681             316
  Collection of notes receivable received for shares issued              1,156               -
  Stock issuance costs                                                    (312)           (756)
  Proceeds from subsidiary issuance of common stock                        631             126
  Net cash provided by (used in) discontinued operations                     -            (657)
-----------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                     (2,277)         11,313
-----------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     3,468          (4,906)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          3,696           8,039
-----------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $  7,164       $   3,133
===============================================================================================


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

       The accompanying unaudited condensed consolidated financial statements of Applied Digital Solutions, Inc. (the "Company") as of September 30, 2002, and December 31, 2001 (the December 31, 2001 financial information included herein has been extracted from the Company's audited financial statements included in the Company's 2001 Annual Report on Form 10-K) and for the three and nine months ended September 30, 2002, and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the condensed consolidated financial statements have been made.

         The condensed consolidated statements of operations for the three and nine-months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         Certain items in the condensed consolidated financial statements for the 2001 periods have been reclassified for comparative purposes.

Accounting Policy
-----------------

         Gains and losses on issuance of unissued shares of stock by a consolidated subsidiary are reflected in the consolidated statement of operations.

Accounting Changes and Restatement
----------------------------------

METHOD OF ACCOUNTING FOR DIGITAL ANGEL CORPORATION

         Effective March 27, 2002, the Company's 93% owned subsidiary, Digital Angel Corporation, which we refer to as pre-merger Digital Angel, merged with and into a wholly-owned subsidiary of a publicly traded company, Medical Advisory Systems, Inc. (MAS), and MAS changed its name to Digital Angel Corporation. Under the terms of the merger agreement, each issued and outstanding share of common stock of pre-merger Digital Angel (including each share issued upon exercise of options prior to the effective time of the merger) was cancelled and converted into the right to receive 0.9375 shares of MAS's common stock. The Company obtained 18.75 million shares of MAS common stock in the merger (representing approximately 61% of the shares then outstanding). Prior to the transaction, the Company owned 850,000 shares of MAS, or approximately 16.7%. On September 30, 2002, the Company

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

owned 19.6 million shares, or approximately 74.08% of the shares outstanding. Also, pursuant to the merger agreement, the Company contributed to MAS all of its stock in Timely Technology Corp., a wholly-owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary. Pre-merger Digital Angel, Timely Technology Corp. and Signature Industries, Limited were collectively referred to as the Advanced Wireless Group (AWG). The merger has been treated as a reverse acquisition for accounting purposes, with the AWG treated as the accounting acquirer.

         The total purchase price of the transaction was $31.4 million, which was comprised of the $25.0 million fair market value of MAS stock outstanding not held by the Company immediately preceding the merger, the $3.4 million estimated fair market value of MAS options and warrants outstanding as well as the direct costs of the acquisition of $3.0 million. The transaction resulted in Digital Angel Corporation tentatively allocating approximately $29.0 million of the purchase price to goodwill.

         The consolidated financial statements included in this Form 10-Q include the accounts of Digital Angel Corporation and reflect the outstanding voting stock not owned by the Trust (as defined in Note 4) as a minority ownership interest in Digital Angel Corporation on the balance sheet as of September 30, 2002. Significant intercompany balances and transactions have been eliminated in consolidation. Digital Angel Corporation is publicly traded on the AMEX:(DOC), with a closing market price per share at September 30, 2002, and November 4, 2002, of $2.64 and $2.45, respectively.

         During the nine months ended September 30, 2002, the Company recorded a net loss of $0.4 million occasioned by the merger transaction, comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million pre-merger Digital Angel options (representing the difference between the carrying amount of the Company's pro-rata share of the investment in pre-merger Digital Angel and the exercise price of the options) and a gain of approximately $4.7 million from the deemed sale of 22.85% of the AWG, as a result of the merger with MAS. In addition, during the three and nine-months ended September 30, 2002, the Company recorded a loss of $0.4 million and $4.2 million, respectively, on the issuances of 60 thousand and 1.0 million shares, respectively, of Digital Angel Corporation common stock resulting primarily from the exercise of stock options. The loss represents the difference between the carrying amount of the Company's pro-rata share of its investment in Digital Angel Corporation and the net proceeds from the issuances of the stock and other changes in the minority interest ownership.

         The merger of pre-merger Digital Angel and MAS, "the reverse acquisition transaction," occurred on the second to the last business day of the quarter ended March 31, 2002. By operation of the trust agreement, as more fully discussed in Note 4, the Company's share of Digital Angel Corporation's net assets is effectively restricted. Although Digital Angel Corporation may pay dividends, the Company's access to this subsidiary's funds is restricted. The following condensed consolidating balance sheet data at September 30, 2002, shows, among other things, the Company's investment in Digital Angel Corporation. The following consolidating financial data reflect the results of operations for the three and nine-months ended September 30, 2002, and cash flows for the nine-months ended September 30, 2002.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                        CONDENSED CONSOLIDATING BALANCE SHEET DATA
                                                   SEPTEMBER 30, 2002
                                                      (UNAUDITED)
                                                     APPLIED DIGITAL     DIGITAL ANGEL     CONSOLIDATION
                                                     SOLUTIONS, INC.       CORPORATION      ELIMINATIONS    CONSOLIDATED
                                                     --------------------------------------------------------------------
                                                                               (in thousands)
Current Assets
 Cash and cash equivalents                                  $  6,684          $    480         $      --        $  7,164
 Accounts receivable, net                                     12,010             6,369                --          18,379
 Inventories                                                   1,855             5,065                --           6,920
 Notes receivable                                              2,985                --                --           2,985
 Other current assets                                          1,506             1,883                --           3,389
                                                     --------------------------------------------------------------------
Total Current Assets                                          25,040            13,797                --          38,837

Property And Equipment, net                                    2,461            14,464                --          16,925
Notes Receivable, net                                          3,011                --                --           3,011
Goodwill, net                                                 20,366           105,496             4,779         130,641
Investment in Digital Angel Corporation                       95,203                --           (95,203)             --
Other Assets, net                                              3,980             1,618                --           5,598
                                                     --------------------------------------------------------------------
Total Assets                                                $150,061          $135,375         $ (90,424)       $195,012
                                                     ====================================================================

Current Liabilities
 Notes payable and current maturities of long-term
  debt                                                      $ 81,348          $    214         $      --        $ 81,562
 Accounts payable and accrued expenses                        27,916             8,517                --          36,433
 Earnout and put accrual                                         200                --                --             200
 Intercompany (receivable) payable                              (672)              672                --              --
 Net liabilities of Discontinued Operations                   10,696                --                --          10,696
                                                     --------------------------------------------------------------------
Total Current Liabilities                                    119,488             9,403                --        $128,891
Long-Term Debt, Notes Payable and Other Liabilities               64             3,855                --           3,919
                                                     --------------------------------------------------------------------
Total Liabilities                                            119,552            13,258                --         132,810
Minority Interest                                              3,954               320            31,664          35,938
                                                     --------------------------------------------------------------------
Accumulated other comprehensive income (loss)                    254              (291)               --             (37)
Other stockholders' equity                                    26,301           122,088          (122,088)         26,301
                                                     --------------------------------------------------------------------
Total Stockholders' Equity                                    26,555           121,797          (122,088)         26,264
                                                     --------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                  $150,061          $135,375         $ (90,424)       $195,012
                                                     ====================================================================

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS DATA
                                             THREE-MONTHS ENDED SEPTEMBER 30, 2002
                                                          (UNAUDITED)
                                                                APPLIED
                                                                DIGITAL        DIGITAL ANGEL     CONSOLIDATION
                                                            SOLUTIONS, INC.      CORPORATION      ELIMINATIONS    CONSOLIDATED
                                                            -------------------------------------------------------------------
                                                                                       (in thousands)

Product revenue                                                   $ 10,869            $9,004             $  16         $19,889
Service revenue                                                      3,679               335                --           4,014
                                                                  --------            ------             -----         -------
  Total revenue                                                     14,548             9,339                16          23,903
Cost of products sold                                                8,777             4,484                78          13,339
Cost of services sold                                                1,565               264                --           1,829
                                                                  --------            ------             -----         -------
  Gross profit                                                       4,206             4,591               (62)          8,735

Selling, general and administrative expenses                         3,442             3,964               (62)          7,344
Research and development                                               129               614                --             743
Depreciation and amortization                                          289               920                --           1,209
Interest and other income                                             (733)               (2)               --            (735)
Interest expense                                                     5,711                71                --           5,782
                                                                  --------            ------             -----         -------
Loss from continuing operations before taxes, minority
 interest, loss on subsidiary stock issuances and sale
 of subsidiary stock, and equity in net loss of affiliate           (4,632)             (976)               --          (5,608)
Provision for income taxes                                             105                --                --             105
                                                                  --------            ------             -----         -------
Loss from continuing operations before minority interest,
 loss on subsidiary stock issuances and sale of subsidiary
 stock and equity in net loss of affiliate                          (4,737)             (976)               --          (5,713)
  Minority interest                                                   (293)              (31)               --            (324)
  Loss on subsidiary stock issuances and sale of
   subsidiary stock                                                    362                --                --             362
  Equity in net loss of affiliate                                      945                --              (945)             --
                                                                  --------            ------             -----         -------
  Loss from continuing operations                                 $ (5,751)           $ (945)            $ 945         $(5,751)
                                                                  ========            ======             =====         =======

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS DATA
                                             NINE-MONTHS ENDED SEPTEMBER 30, 2002
                                                          (UNAUDITED)
                                                              APPLIED
                                                              DIGITAL         DIGITAL ANGEL    CONSOLIDATION
                                                           SOLUTIONS, INC.      CORPORATION     ELIMINATIONS     CONSOLIDATED
                                                           -------------------------------------------------------------------
                                                                                       (in thousands)

Product revenue                                                   $ 39,134         $ 25,117         $    (62)        $ 64,189
Service revenue                                                     12,554            1,215               --           13,769
                                                           -------------------------------------------------------------------
  Total revenue                                                     51,688           26,332              (62)          77,958
Cost of products sold                                               31,138           13,618               --           44,756
Cost of services sold                                                5,599              762               --            6,361
                                                           -------------------------------------------------------------------
  Gross profit                                                      14,951           11,952              (62)          26,841

Selling, general and administrative expenses                        25,081           29,587              (62)          54,606
Management fees                                                       (193)             193               --               --
Research and development                                               246            2,159               --            2,405
Asset impairment                                                       784               --               --              784
Gain on disposition of assets                                         (194)              --               --             (194)
Depreciation and amortization                                          847            2,750               --            3,597
Interest and other income                                           (1,386)              (2)              --           (1,388)
Interest expense                                                    12,378            2,002           (1,806)          12,574
                                                           -------------------------------------------------------------------
Loss from continuing operations before taxes,
 minority interest, net loss on subsidiary/merger
 transaction, and stock issuances and sale of subsidiary
 stock, and equity in net loss of affiliate                        (22,612)         (24,737)           1,806          (45,543)
Provision for income taxes                                             200               --               --              200
                                                           -------------------------------------------------------------------
Loss from continuing operations before minority interest,
 net loss on subsidiary/merger transaction and stock
 issuances and sale of subsidiary stock, and equity in
 net loss of affiliate                                             (22,812)         (24,737)           1,806          (45,743)
Minority interest                                                     (688)             (74)              --             (762)
Net loss on  subsidiary/merger transaction, subsidiary
 stock issuances and sale of subsidiary stock                        4,644               --               --            4,644
Equity in net loss of affiliate                                     23,148              291          (23,148)             291
                                                           -------------------------------------------------------------------
Loss from continuing operations                                   $(49,916)        $(24,954)        $ 24,954         $(49,916)
                                                           ====================================================================

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS DATA
                                              NINE-MONTHS ENDED SEPTEMBER 30, 2002
                                                          (UNAUDITED)

                                                                     APPLIED
                                                                     DIGITAL      DIGITAL ANGEL    CONSOLIDATION
                                                                 SOLUTIONS, INC.    CORPORATION     ELIMINATIONS  CONSOLIDATED
                                                                 --------------------------------------------------------------
                                                                                           (in thousands)
Cash Flows From Operating Activities
Net loss                                                                $(26,663)      $(24,954)         $ 1,806      $(49,811)
Adjustment to reconcile net loss to net cash provided by
 (used in) operating activities:
  Non-cash adjustments                                                    12,608         23,732           (1,806)       34,534
  Change in assets and liabilities:
    (Increase) decrease in accounts receivable                             4,500           (695)              --         3,805
    (Increase) decrease in inventories                                    (1,500)           821               --          (679)
    (Increase) decrease in other current assets                            3,267         (1,271)              --         1,996
    Decrease in other assets                                               4,335             --               --         4,335
    Intercompany receivable                                                 (672)           672               --            --
    Decrease in accounts payable and other
     accrued expenses                                                      5,754            580               --         6,334
  Net cash provided by (used in)
   discontinued operations                                                   211             --               --           211
                                                                 --------------------------------------------------------------
Net Cash Provided By (Used In) Operating Activities                        1,840         (1,115)              --           725
                                                                 --------------------------------------------------------------

Cash Flows From Investing Activities
  Decrease in notes receivable                                             3,645             --               --         3,645
  (Increase) decrease in other assets                                       (387)            79               --          (308)
  Proceeds from the sale of property and equipment                         2,487             23               --         2,510
  Proceeds from the sale of subsidiaries and business assets               1,106             --               --         1,106
  Payment for property and equipment                                        (383)          (984)              --        (1,367)
  Investment in subsidiaries                                                (684)            --              684            --
  Payment for costs of business acquisitions                                  --            (73)              --           (73)
  Net cash used in discontinued operations                                  (493)            --               --          (493)
                                                                 --------------------------------------------------------------
Net Cash Provided By (Used In) Investing Activities                        5,291           (955)             684         5,020
                                                                 --------------------------------------------------------------

Cash Flows From Financing Activities
  Net amounts repaid on notes payable                                     (5,026)           (40)              --        (5,066)
  Proceeds from long-term debt                                               348            910               --         1,258
  Payments on long-term debt                                              (1,196)          (153)              --        (1,349)
  Other financing costs                                                     (198)           (78)              --          (276)
  Issuance of common shares                                                1,681            631             (631)        1,681
  Collection of notes receivable for shares issued                         1,156             --               --         1,156
  Stock issuance costs                                                      (312)            --               --          (312)
  Proceeds from subsidiary issuance of common shares                          --             --              631           631
  Intercompany transactions                                                   --            684             (684)           --
                                                                 --------------------------------------------------------------
Net Cash Provided By (Used In) Financing Activities                       (3,547)         1,954             (684)       (2,277)
                                                                 --------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                       3,584           (116)              --         3,468
Cash and Cash Equivalents - Beginning of Period                            3,100            596               --         3,696
                                                                 --------------------------------------------------------------
Cash and Cash Equivalents - End of Period                               $  6,684       $    480          $    --      $  7,164
                                                                 --------------------------------------------------------------

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         There are no restrictions on Digital Angel Corporation's ability to declare or pay dividends under the IBM Credit Agreement (defined in Note 4). All of the consolidated assets of the Company, exclusive of the assets of Digital Angel Corporation, are collateral under the IBM Credit Agreement. In addition, the shares of Digital Angel Corporation common stock held in the Trust (as defined in Note 4) also collateralize the amounts outstanding under the IBM Credit Agreement.

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

         The following table presents the impact of FAS 142 on net loss before extraordinary gain and net loss before extraordinary loss per share had the standard been in effect beginning January 1, 2001:

                                                                     Three-                   Nine-
                                                                  Months Ended            Months Ended
                                                               September 30, 2001      September 30, 2001
                                                             ----------------------------------------------

Net loss before extraordinary gain:
  Net loss before extraordinary gain as reported                     $(110,097)             $(172,413)
  Goodwill amortization                                                  5,969                 17,130
  Equity method investment amortization                                    348                    800
                                                             ----------------------------------------------
Adjusted net loss                                                    $(103,780)             $(154,483)
                                                             ==============================================
Basic and diluted loss per share:
  Net loss before extraordinary gains per share,
   basic and diluted, as reported                                    $   (0.56)             $   (1.17)
  Goodwill amortization                                                   0.03                   0.12
  Equity method investment amortization                                     --                     --
                                                             ----------------------------------------------
Adjusted net loss before extraordinary gain
 per share, basic and diluted                                        $   (0.53)             $   (1.05)
                                                             ==============================================

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         The following table presents the impact of FAS 142 on net loss and net loss per share had the standard been in effect beginning January 1, 2001:

                                                                     Three-                   Nine-
                                                                  Months Ended            Months Ended
                                                               September 30, 2001      September 30, 2001
                                                             ----------------------------------------------

Net loss available to common stockholders:
  Net loss available to common stockholders as reported              $(110,179)             $(173,483)
  Goodwill amortization                                                  5,969                 17,130
  Equity method investment amortization                                    348                    800
                                                             ----------------------------------------------
Adjusted net loss                                                    $(103,862)             $(155,553)
                                                             ==============================================
Basic and diluted loss per share:
  Net loss per share, basic and diluted, as reported                 $   (0.56)             $   (1.18)
  Goodwill amortization                                                   0.03                   0.12
  Equity method investment amortization                                     --                     --
                                                             ----------------------------------------------
Adjusted net loss per share, basic and diluted                       $   (0.53)             $   (1.06)
                                                             ==============================================

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

3.  INVENTORY

                                                                         September 30,         December 31,
                                                                             2002                  2001
                                                                         -------------         ------------
         Raw materials                                                     $ 1,577               $ 1,474
         Work in process                                                     1,783                   176
         Finished goods                                                      4,768                 6,226
                                                                         -------------         ------------
                                                                             8,128                 7,876
         Allowance for excess and obsolescence                              (1,208)               (1,702)
                                                                         -------------         ------------
         Net inventory for continuing operations                           $ 6,920               $ 6,174
                                                                         =============         ============


4.  FINANCING AGREEMENTS

         On January 31, 2002, and again on February 27, 2002, the Company entered into amendments to its prior credit agreement with IBM Credit Corporation (IBM Credit). These amendments extended the principal and interest payments to April 2, 2002, including principal payments that were initially due on July 1, 2001.

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

         On September 30, 2002, the principal amount outstanding under the IBM Credit Agreement was $80.9 million. As part of the amendments to the IBM Credit Agreement, the Company incurred bank fees of $0.3 million in March 2002, and agreed to re-price warrants that were previously issued to IBM Credit in April 2001. The re-priced warrants were valued at $1.0 million. In addition, as a result of the merger between pre-merger Digital Angel and MAS, warrants convertible into common stock of Digital Angel Corporation that were previously issued to IBM Credit were revalued using the Black Scholes method, resulting in additional deferred financing costs of $1.1 million. The bank fees and fair value of the warrants have been recorded as deferred financing fees and are being amortized over the life of the debt as interest expense.

         On September 30, 2002, and on November 1, 2002, we entered into amendments to the IBM Credit Agreement, which revised certain financial covenants. The Company's covenants under the IBM Credit Agreement, as amended, are as follows: (the Company's Current Asset to Current Liabilities covenant is measured monthly and the Minimum Cumulative EBITDA, as defined, is measured quarterly), (Minimum Cumulative Modified EBITDA, as defined in the IBM Credit Agreement, excludes non-cash compensation expense, one-time charges, impairment losses and any liability or claim that will be satisfied by issuance of the Company's common stock):

        COVENANT                                                 COVENANT REQUIREMENT
        ----------------------------------------------------------------------------------------------------------
                                                        As of the following date not less than:
        Current Assets to Current
          Liabilities                         September 30, 2002                                   .11:1
                                              December 31, 2002                                    .11:1

        ----------------------------------------------------------------------------------------------------------

        Minimum Cumulative
          Modified EBITDA                     September 30, 2002                             $(4,768,300)
                                              December 31, 2002                               (7,648,300)

        ----------------------------------------------------------------------------------------------------------

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         In addition, the IBM Credit Agreement contains covenants for Digital Angel Corporation, as amended on September 30, 2002 and November 1, 2002, as follows: (Digital Angel Corporation's Current Asset to Current Liabilities covenant and its Minimum Cumulative Modified EBITA, as defined are measured quarterly):

        COVENANT                                                 COVENANT REQUIREMENT
        ----------------------------------------------------------------------------------------------------------
                                                        As of the following date not less than:
        Current Assets to Current
          Liabilities                         September 30, 2002                                   1.05:1
                                              December 31, 2002                                    1.09:1

        ----------------------------------------------------------------------------------------------------------

        Minimum Cumulative
          Modified EBITDA                     September 30, 2002                               $(338,000)
                                              December 31, 2002                                  732,000

        ----------------------------------------------------------------------------------------------------------

         If these Digital Angel Corporation covenants are not met, the Company will be in default under the IBM Credit Agreement.

         The IBM Credit Agreement also contains restrictions on the declaration and payment of dividends by the Company and its subsidiaries, excluding Digital Angel Corporation.

         At September 30, 2002, the Company and Digital Angel Corporation were in compliance with the revised covenants under the IBM Credit
Agreement. At June 30, 2002, the Company was not in compliance with its Minimum Cumulative Modified EBITDA debt covenant and with other provisions of the IBM Credit Agreement and Digital Angel Corporation was not in compliance with the Minimum Cumulative Modified EBITDA and Current Assets to Current Liabilities debt covenants. On August 21, 2002, IBM Credit provided the Company with a waiver of such noncompliance. As consideration for the waiver, the Company issued to IBM Credit a five year-warrant to acquire 2.9 million shares of the Company's common stock at $0.15 per share, valued at approximately $1.3 million, and a five year-warrant to purchase approximately 1.8 million shares of the Company's wholly-owned subsidiary, VeriChip Corporation's common stock at $0.05 per share, valued at approximately $44 thousand. The fair value of the warrants has been recorded as interest expense in three and nine-months ended September 30, 2002. Based upon the Company's and Digital Angel Corporation's current level of operations, the Company believes that it will be able to maintain compliance with the revised covenants at December 31, 2002. However, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, these may impact the Company's ability to remain in compliance with the covenants. In the absence of a waiver or amendment to the financial covenants, such noncompliance would constitute an event of default under the IBM Credit Agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts the Company owes them. If such noncompliance appears likely, or occurs, the Company will seek to renegotiate the covenants and/or obtain waivers from IBM Credit, as required. There can be no assurance, however, that the Company would be successful in negotiating such amendments or obtaining such waivers.

         Amounts outstanding under the IBM Credit Agreement are collateralized by a security interest in substantially all of the Company's assets, excluding the assets of Digital Angel Corporation. The shares of the Company's subsidiaries, including the Digital Angel Corporation common stock held in the Trust, also collateralize the amounts outstanding under the IBM Credit Agreement.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)



         The IBM Credit Agreement prohibits the Company from borrowing funds from other lenders without the approval of IBM Credit, and does not provide for any further advances by IBM Credit. The IBM Credit Agreement also limits the amount the Company may pay its Chief Executive Officer, Richard Sullivan, in cash, and prevents it from making certain cash incentive and perquisite payments, including cash payment arising upon a change in control, to various other executive officers. Accordingly, there can be no assurance that the Company will have access to funds necessary to provide for its ongoing operating expenses to the extent not provided from its ongoing operating revenue.

          The Company is continually seeking operational efficiencies and synergies within each of its operating segments as well as evaluating acquisitions of businesses and customer bases which complement its operations. These strategic initiatives may include acquisitions, raising additional funds through equity offerings, or the divestiture of non-core business units that are not critical to the Company's long-term strategy or other restructurings or rationalization of existing operations. The Company will continue to review all alternatives to ensure maximum appreciation of its stockholder's investments. There can be no assurance, however, that any initiative will be found, or if found, that they will be on terms favorable to the Company.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

5.  LOSS PER SHARE


         The following is a reconciliation of the numerator and denominator of basic and diluted loss per share:

                                                                             ---------------------------------------------------
                                                                               THREE-MONTHS ENDED          NINE-MONTHS ENDED
                                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                                             ---------------------------------------------------
                                                                                    2002         2001         2002         2001
                                                                                    ----         ----         ----         ----
NUMERATOR:
  Loss from continuing operations                                               $ (5,751)   $(109,349)    $(49,916)   $(150,089)
  Preferred stock dividends                                                           --          (82)          --       (1,143)
  Accretion of beneficial conversion feature of redeemable preferred
   stock                                                                              --           --           --       (9,392)
                                                                             ---------------------------------------------------
  NUMERATOR FOR BASIC LOSS PER SHARE -
  Net loss from continuing operations available to commons stockholders         $ (5,751)   $(109,431)    $(49,916)   $(160,624)
  Net income (loss) from discontinued operations available to common
   stockholders                                                                     (119)        (748)         105      (22,324)
  Extraordinary gain                                                                  --           --           --        9,465
                                                                             ---------------------------------------------------
  Net loss available to common stockholders                                     $ (5,870)   $(110,179)    $(49,811)   $(173,483)
                                                                             ===================================================

DENOMINATOR:
DENOMINATOR FOR BASIC LOSS PER SHARE -
Weighted-average shares                                                          274,934      197,520      265,001      146,890
                                                                             ---------------------------------------------------
Denominator for diluted earnings (loss) per share(1)                             274,934      197,520      265,001      146,890
                                                                             ---------------------------------------------------

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
    CONTINUING OPERATIONS                                                       $  (0.02)   $   (0.56)    $ ( 0.19)   $   (1.09)
    DISCONTINUED OPERATIONS                                                           --           --           --        ( .15)
    EXTRAORDINARY GAIN                                                                --           --           --          .06
                                                                             ---------------------------------------------------
TOTAL - BASIC AND DILUTED                                                       $  (0.02)   $   (0.56)    $  (0.19)   $   (1.18)
                                                                             ===================================================

(1) The weighted average shares listed below were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:


                                                                           -----------------------------------------------------
                                                                                 THREE-MONTHS               NINE-MONTHS
                                                                             ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                                           -----------------------------------------------------
                                                                                 2002          2001           2002         2001
                                                                                 ----          ----           ----         ----
     Redeemable preferred stock                                                    --        45,809             --      140,714
     Employee stock options                                                     9,161           489         10,010        2,615
     Warrants                                                                   2,917            --          2,542           --
                                                                           -----------------------------------------------------
                                                                               12,078        46,298         12,552      143,329
                                                                           =====================================================

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


6.  SEGMENT INFORMATION

         As a result of the merger of pre-merger Digital Angel and MAS, the significant restructuring of the Company's business during the past year, and the Company's emergence as an advanced technology development company, the Company has re-evaluated and realigned its reporting segments. The Company currently operates in three business segments - Advanced Technology, Digital Angel Corporation and SysComm International.

         The business units comprising the Advanced Technology segment represent those businesses that management believes will provide the necessary synergies, support and infrastructure to allow the Company to develop, promote and fully-integrate its life-enhancing technology products and services. The Company's VeriChip and Thermo Life products are included in the Advanced Technology segment.

         The Digital Angel Corporation segment consists of the business operations of Digital Angel Corporation, the Company's 74.08% owned subsidiary and is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects. Before March 27, 2002, the business of Digital Angel Corporation was operated in four divisions: Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other. With the acquisition of MAS on March 27, 2002, Digital Angel Corporation re-organized into four new divisions: Animal Applications (formerly Animal Tracking), Digital Angel Systems, GPS and Radio Communications, and Physician Call Center and Other. Physician Call Center and Other reflect the newly acquired MAS business.

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

         The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of the Company's subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporation/Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions. Included in "Corporate/Eliminations" for the nine-months ended September 30, 2002, is a non-cash compensation charge of $18.7 million associated with pre-merger Digital Angel options, which were converted into options to acquire shares of MAS in connection with the merger of pre-merger Digital Angel and MAS.

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

         Following is the selected segment data as of and for the three-months ended September 30, 2002:

                                                                            SEGMENTS
                                                                            --------

                                                              Digital
                                                Advanced       Angel         SysComm      All        Corporate/
                                               Technology   Corporation   International  Other      Eliminations  Consolidated
                                             ----------------------------------------------------------------------------------
Net revenue from external customers:

Product                                         $ 7,019      $  9,004         $3,850     $   --       $    16      $ 19,889
Service                                           2,970           335            691         --            18         4,014
Inter-segment revenue-product                        --            16             --         --           (16)           --
                                             ----------------------------------------------------------------------------------
Total revenue                                   $ 9,989      $  9,355         $4,541     $   --       $    18      $ 23,903
                                             ==================================================================================

Income (loss) from continuing operations
 before income taxes, minority interest,
 net loss on subsidiary merger transaction
 and equity in net loss of affiliate            $   (90)     $   (976)        $  (33)    $  (27)      $(4,482)     $ (5,608)
                                             ==================================================================================

Total assets (2)                                $41,540      $140,154         $9,757     $2,778       $   783      $195,012
                                             ==================================================================================

         Following is the selected segment data as of and for the nine-months ended September 30, 2002:

                                                                            SEGMENTS
                                                                            --------

                                                              Digital
                                                Advanced       Angel         SysComm      All        Corporate/
                                               Technology   Corporation   International  Other      Eliminations  Consolidated
                                             ----------------------------------------------------------------------------------
Net revenue from external customers:

Product                                         $20,451     $ 25,117         $17,670     $1,014       $    (63)     $ 64,189
Service                                           9,954        1,215           2,171        375             54        13,769
Inter-segment revenue-product                        --          (63)             --         --             63            --
                                             ----------------------------------------------------------------------------------
Total revenue                                   $30,405     $ 26,269         $19,841     $1,389       $     54      $ 77,958
                                             ==================================================================================

Income (loss) from continuing operations
 before income taxes, minority interest,
 net loss on subsidiary merger transaction
 and equity in net loss of affiliate (1)        $  (113)    $ (4,250)        $   (62)    $  117       $(41,235)     $(45,543)
                                             ==================================================================================

Total assets (2)                                $41,540     $140,154         $ 9,757     $2,778       $    783      $195,012
                                             ==================================================================================

(1) For Digital Angel Corporation, amount excludes $1.8 million of interest expense associated with the Company's obligation to IBM Credit and $18.7 million of non-cash compensation expense associated with pre-merger Digital Angel options which were converted into options to acquire MAS stock, both of which have been reflected as additional expense in the separate financial statements of Digital Angel Corporation included in its Form 10-Q dated September 30, 2002.

(2) For Digital Angel Corporation, amount includes $4.8 million of goodwill associated with the Company's initial 16.6% investment in MAS.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         Following is the selected segment data as of and for the three-months ended September 30, 2001:

                                                                            SEGMENTS
                                                                            --------

                                                              Digital
                                                Advanced       Angel         SysComm       All        Corporate/
                                               Technology   Corporation   International   Other      Eliminations  Consolidated
                                             -----------------------------------------------------------------------------------
Net revenue from external customers:

Product                                         $  5,416     $  8,416        $10,880    $  6,122       $     --      $  30,834
Service                                            3,976          881          1,391       4,389           (105)        10,532
Inter-segment revenue - product                       --           --             --          --             --             --
Inter-segment revenue - service                       --         (119)            --          --            119             --
                                             -----------------------------------------------------------------------------------
Total revenue                                   $  9,392     $  9,178        $12,271    $ 10,511       $     14      $  41,366
                                             ===================================================================================

Loss from continuing operations before
 income taxes, minority interest and equity
 in net loss of affiliate                       $(32,377)    $ (3,949)       $   154    $(45,224)      $(24,294)     $(105,690)
                                             ===================================================================================

Total assets                                    $ 45,011     $111,800        $18,826    $ 25,072       $ (4,821)     $ 195,888
                                             ===================================================================================

         Following is the selected segment data as of and for the nine-months ended September 30, 2001:

                                                                            SEGMENTS
                                                                            --------

                                                              Digital
                                                Advanced       Angel         SysComm       All        Corporate/
                                               Technology   Corporation   International   Other      Eliminations  Consolidated
                                             -----------------------------------------------------------------------------------
Net revenue from external customers:

Product                                         $ 22,436      $ 25,168       $26,028    $ 18,722       $    (89)     $  92,265
Service                                           12,706         2,803         3,099      18,571           (798)        36,381
Inter-segment revenue - product                       --            --            --         (89)            89             --
Inter-segment revenue - service                       --          (119)           --        (782)           901             --
                                             -----------------------------------------------------------------------------------
Total revenue                                   $ 35,142      $ 27,852       $29,127    $ 36,422       $    103      $ 128,646
                                             ===================================================================================

Loss from continuing operations before
 income taxes, minority interest and equity
 in net loss of affiliate                       $(34,211)     $ (9,336)      $  (480)   $(51,498)      $(33,232)     $(128,757)
                                             ===================================================================================

Total assets                                    $ 45,011      $111,800       $18,826    $ 25,072       $ (4,821)     $ 195,888
                                             ===================================================================================

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


7.  ACQUISITIONS AND DISPOSITIONS

         On February 27, 2001, the Company acquired 16.6% of the capital stock of MAS, a provider of medical assistance and technical products and services, in a transaction valued at approximately $8.3 million in consideration for 3.3 million shares of its common stock. The Company became the single largest stockholder and controlled two of the seven board seats. The Company accounted for this investment under the equity method of accounting. The excess of the purchase price over the net book value acquired was approximately $6.8 million and was being amortized on a straight-line basis over five years. Under FAS 142, which the Company adopted on January 1, 2002, the goodwill embedded in the Company's equity investment in MAS is no longer amortized. As a result of no longer amortizing this goodwill, the Company's net income increased by $0.3 million and $0.8 million for the three and nine-months ended September 30, 2002, respectively.

         Effective March 27, 2002, the Company's 93% owned subsidiary, pre-merger Digital Angel, merged with MAS. As a result of the merger, the Company now owns approximately 74.08% of Digital Angel Corporation, as more fully discussed in Note 1.

         In satisfaction of a condition to the consent to the merger by IBM Credit, the Company transferred to the Trust all of the shares of MAS common stock owned by it and, as a result, the Trust has legal title to approximately 74.08% of the Digital Angel Corporation common stock. The Trust has voting rights with respect to the Digital Angel Corporation common stock until the Company's obligations to IBM Credit are repaid in full. The Trust may be obligated to liquidate the shares of Digital Angel Corporation common stock owned by it for the benefit of IBM Credit in the event the Company fails to make payments, or otherwise defaults, under its IBM Credit Agreement with IBM Credit, which became effective on the date of the merger. The Company has retained beneficial ownership of the shares. See Note 4.

         Unaudited pro forma results of operations for the nine-months ended September 30, 2002, are included below. Such pro forma information assumes that the merger of pre-merger Digital Angel and MAS had occurred as of January 1, 2002.

                                                                       -----------------
                                                                       NINE-MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                       -----------------
                                                                              2002
                                                                              ----
     Net operating revenue from continuing operations                      $ 78,844
     Loss from continuing operations                                       $(50,605)
     Loss available to common stockholders from continuing operations      $(50,605)
     Loss per common share from continuing operations - basic              $  (0.19)
     Loss per common share from continuing operations - diluted            $  (0.19)

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         Earnout Agreement
         -----------------

         Certain acquisition agreements the Company entered into during 2000 include additional consideration contingent on profits of the acquired subsidiary. Upon earning this additional consideration, the value is recorded as additional goodwill. The financial statements include the value of shares earned upon attainment of certain profits by subsidiaries through September 30, 2002. At September 30, 2002, based upon the expected performance of these acquired subsidiaries, the Company is contingently liable for additional consideration of approximately $60,000.

         Dispositions
         ------------

         The gain (loss) on the disposal of assets was $0.2 million in the nine-months ended September 30, 2002, and ($4.0) million and ($4.1) million in the three and nine-months ended September 30, 2001, respectively. The gain in the nine-months ended September 30, 2002, was due primarily to the sale of the business assets of our wholly-owned subsidiary Applied Digital Oracle Practice, Inc., during the first quarter of 2002. The losses in the 2001 periods were primarily due to sales of the business assets of our wholly-owned subsidiaries Signal Processors, Limited and ACT Wireless Corp. during the third quarter of 2001. The total proceeds of $0.9 million in cash and notes receivable resulted in a pre-tax loss of approximately $3.0 million.

8.  ASSET IMPAIRMENT

         As a result of the current economic slowdown, which was worsened by the terrorist attacks on September 11, 2001, the Company experienced deteriorating sales for certain of its businesses. This resulted in the shut down of several of the Company's businesses during the three-months ended September 30, 2001. Also, letters of intent that the Company received during the third quarter of 2001 related to the sales of certain of its businesses had indicated a decline in their fair values. The sales of these businesses were due to the current financial condition of the Company and did not comprise an entire business segment. Based upon these developments, the Company reassessed its future expected operating cash flows and business valuations. This reassessment resulted in the following asset impairments for the nine-months ended September 30, 2002, and the three and nine-months ended September 30, 2001:

                                                                    Nine-Months Ended September 30, 2002
                                                                  ----------------------------------------
                                                                               (In thousands)
                                                                    Property and   Software and
                                                                      Equipment       Other         Total
                  Advanced Technology                                   $ --           $ --         $ --
                  Digital Angel Corporation                               --             --           --
                  SysComm International                                   --             --           --
                  All Other                                                              --           --
                  Corporate/Eliminations                                 448            336          784
                                                                  ----------------------------------------
                   Total                                                $448           $336         $784
                                                                  ========================================

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                                   Three and Nine-Months Ended September 30, 2001
                                                                 ---------------------------------------------------
                                                                                    (In thousands)
                                                                                Property       Software
                                                                 Goodwill     and Equipment   and Other       Total
          Advanced Technology                                    $29,840          $  --         $  --        $29,840
          Digital Angel Corporation                                   --             --            --             --
          SysComm International                                       --             --            --             --
          All Other                                               30,365          2,541         1,044         33,950
          Corporate/Eliminations                                      --                        4,974          4,974
                                                                 ---------------------------------------------------
           Total                                                 $60,205         $2,541        $6,018        $68,764
                                                                 ===================================================

         In addition to the impairments above, the Company recorded an inventory reserve of $4.3 million in the three and nine-months ended September 30, 2001, which is included in the financial statements in cost of products sold.

9.  REDEEMABLE PREFERRED STOCK

         For the nine-months ended September 30, 2001, the beneficial conversion feature (BCF) associated with the Company's preferred stock charged to earnings per share was $9.4 million. The Company had cumulatively recorded a charge to earnings per share of $13.2 million, since the issuance of the preferred stock. As of June 30, 2001, the BCF was fully accreted.

10. DISCONTINUED OPERATIONS

         On March 1, 2001, the Company's board of directors approved a plan to offer for sale its Intellesale business segment and all of its other "non-core businesses." Accordingly, the operating results of these entities have been reclassified and reported as discontinued operations for all periods presented. As of March 1, 2002, the Company had sold or closed substantially all of the businesses comprising Discontinued Operations and there were two insignificant companies remaining. One of the remaining businesses was sold effective May 23, 2002, and the Company anticipates selling the remaining company within the next several months. Revenue and net loss for the remaining business was $0.6 million and $0.2 million, respectively, for the nine-months ended September 30, 2002. Proceeds from the sales of Discontinued Operations companies were used to repay amounts outstanding under the IBM Credit Agreement. Any additional proceeds on the sale of the remaining business will also be used to repay the IBM debt.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

      The following discloses the results of Intellesale and all other non-core businesses comprising Discontinued Operations for the period from January 1, 2001, through March 1, 2001:

                                                                                  January 1, through
                                                                                       March 1,
                                                                                ----------------------

                                                                                         2001
                                                                                         ----
     Product revenue                                                                   $13,039
     Service revenue                                                                       846
                                                                                ----------------------
     Total revenue                                                                      13,885
     Cost of products sold                                                              10,499
     Cost of services sold                                                                 259
                                                                                ----------------------
     Total cost of products and services sold                                           10,758
                                                                                ----------------------
     Gross profit                                                                        3,127
     Selling, general and administrative expenses                                        2,534
     Depreciation and amortization                                                         264
     Interest, net                                                                          29
     Provision for income taxes                                                             34
     Minority interest                                                                      53
                                                                                ----------------------
     Income from discontinued operations                                               $   213
                                                                                ======================

         The above results do not include any allocated or common overhead expenses. Included in "Interest, net" above, are interest charges based on the debt of one of these businesses. A purchaser assumed this debt when the business was sold on January 31, 2002.

         Assets and liabilities of Discontinued Operations are as follows at September 30, 2002, and December 31, 2001.

                                                                       September 30, 2002       December 31, 2001
                                                                     ----------------------------------------------
                                                                                     (In thousands)
     Current Assets
          Cash and cash equivalents                                         $   167                  $    --
          Accounts receivable and unbilled receivables, net                     343                    5,745
          Inventories                                                            38                    4,430
          Prepaid expenses and other current assets                              --                      291
                                                                     ----------------------------------------------
     Total Current Assets                                                       548                   10,466

     Property and equipment, net                                                105                    3,553
     Other assets                                                                --                      242
                                                                     ----------------------------------------------
                                                                            $   653                  $14,261
                                                                     ==============================================

     Current Liabilities
          Notes payable and current maturities of
           long-term debt                                                   $    26                  $ 5,040
          Accounts payable                                                    4,360                    8,670
          Accrued expenses                                                    6,801                    9,610
                                                                     ----------------------------------------------
     Total Current Liabilities                                               11,187                   23,320

     Long-term debt                                                              --                       --
     Minority interest                                                          162                      401
                                                                     ----------------------------------------------
                                                                             11,349                   23,721
                                                                     ==============================================
     Net Liabilities of Discontinued Operations                             $10,696                  $ 9,460
                                                                     ==============================================

                                     25

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

         The Company recorded a provision for operating losses, estimated loss on sale and carrying costs during the phase-out period including operating and other disposal costs to be incurred in selling the businesses. Carrying costs primarily include the cancellation of facility leases, employment contract buyouts and litigation reserves. During the nine-months ended September 30, 2002, the Company increased its estimated loss on sale of its 85% ownership in its Canadian subsidiary, Ground Effects, Ltd., which was sold on January 31, 2002, by $0.2 million, and it increased its estimated loss on the sale of certain business assets of U.S. Electrical Products Corp, which were sold on May 23, 2002, by $0.2 million. Proceeds on the sale of Ground Effects, Ltd. approximated $1.6 million plus the assumption of the Canadian portion of the IBM debt. Proceeds on the sale of certain U.S. Electrical Products Corp.'s assets were $0.1 million. Offsetting the increase in the estimated loss on sale was a reduction in carrying costs of $0.7 million for the first nine months of 2002. This was due to a change in estimated carrying costs as certain of these obligations were settled for amounts less than previously anticipated.


         The following table sets forth the roll forward of the liabilities for estimated loss on sale and operating losses and carrying costs from December 31, 2001 through September 30, 2002.

                                                                 Balance                                      Balance
Type of Cost                                           December 31, 2001   Additions  Deductions   September 30, 2002
----------------------------------------------------------------------------------------------------------------------

Estimated loss on sale, net of change in
 Estimated operating losses                                       $1,173       $ 597      $1,770               $   --
Carrying costs                                                     7,218        (702)        137                6,379
                                                      ----------------------------------------------------------------
Total                                                             $8,391       $(105)     $1,907               $6,379
                                                      ================================================================


11. NON-CASH COMPENSATION EXPENSE ASSOCIATED WITH OPTIONS AND NOTES RECEIVABLE FOR STOCK ISSUANCES

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

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

          In addition, during the three-months ended September 30, 2002, Company reversed approximately $2.9 million of non-cash compensation expense, and during the nine-months ended September 30, 2002, the Company incurred approximately $0.5 million of non-cash compensation expense, due primarily to re-pricing 19.3 million stock options during 2001. The re-priced options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and, accordingly, fluctuations in the Company's common stock price result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expired. This non-cash charge (credit) is reflected in the condensed consolidated statement of operations in selling, general and administrative expenses.

          The Company incurred approximately $0.5 million and $3.9 million for changes to increase valuation reserves associated with notes receivable for stock issuances to directors and officers for the three and nine months ended September 30, 2002.

12. COMPREHENSIVE LOSS

         Comprehensive loss represents all non-owner changes in stockholders' equity and consists of the following:

                                                               THREE-MONTHS ENDED               NINE-MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                                 (In thousands)                  (In thousands)
                                                          -----------------------------    ----------------------------
                                                               2002           2001             2002           2001
                                                               ----           ----             ----           ----
                                                          -----------------------------    ----------------------------
Net loss                                                      $(5,870)    $(110,097)         $(49,811)    $(162,948)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                         49           (34)              710        (1,059)
                                                          -----------------------------    ----------------------------
Total comprehensive loss                                      $(5,821)    $(110,131)         $(49,101)    $(164,007)
                                                          =============================    ============================


13.  RECENT DEVELOPMENTS

         On June 8, 2002, the Company's stockholders approved an increase in the number of common shares authorized from 345.0 million to 435.0 million.

         On July 22, 2002, the Company announced that SysComm International Corporation had conditionally offered to merge with VeriChip Corporation in a stock transaction. The merger was contingent upon all necessary approvals, including but not limited to, approval by SysComm International Corporation's stockholders and IBM Credit. On October 28, 2002, the Company issued a press release stating that its board of directors had decided, based upon a number of factors, not to approve the proposed merger of VeriChip Corporation with SysComm International Corporation.

         From July 12, 2002, to July 30, 2002, the Company's common stock was traded on the Pink Sheets under the symbol "ADSX.PK." Prior to that time, the Company's shares were traded on the Nasdaq National Market (NasdaqNM). Effective July 31, 2002, the Company's shares were relisted on the NasdaqNM under the symbol "ADSX." As a condition of the relisting, NasdaqNM advised the Company that it had until October 25, 2002, to regain compliance with the minimum closing bid price requirement of at least $1.00 per share, and, immediately following, a closing bid price of at least $1.00

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


per share for a minimum of ten (10) consecutive trading days. The Company was unable to satisfy the minimum closing bid price requirement by October 25, 2002, and, as a result, effective November 12, 2002, the Company's common stock began trading on the Nasdaq SmallCap Market (SmallCap), under its existing stock symbol ADSX. The Company expects to have until July 2003, in which to regain the minimum bid requirement of at least $1.00 per share for a minimum of ten (10) consecutive trading days to maintain its SmallCap listing, providing the Company continues to comply with the SmallCap's other listing requirements. Also, while the Company's common stock is listed on the SmallCap, providing the Company continues to comply with all of the other NasdaqNM listing requirements, the NasdaqNM rules will allow the Company to regain its NasdaqNM listing if its common stock's minimum closing bid price is at least $1.00 per share for a minimum of thirty (30) consecutive trading days.

         By letter dated October 17, 2002, the Food and Drug Administration
(FDA) issued a determination that the VeriChip product is not a medical device under Section 513(g) of the Federal Food, Drug and Cosmetic Act with respect to the intended security, financial and personal identification/ safety applications. The FDA further stated in its letter determination that with respect to the use of the VeriChip product in health information applications, VeriChip is a medical device subject to the FDA's jurisdiction. On November 8, 2002 the Company received a letter from the FDA, based upon correspondence from the Company to the FDA, warning the Company not to market Verichip for medical applications. The Company currently intends to market and distribute the VeriChip product for security, financial and personal identification/safety applications and, in the future, the Company plans to expand its marketing and distribution efforts to health information applications of the product, subject to any and all necessary FDA and other approvals.

14.  LEGAL PROCEEDINGS

         During the quarter ended March 31, 2002, 510 Ryerson Road Inc.
filed a lawsuit against the Company and one of its subsidiaries in connection with a lease for a facility that the Company vacated prior to the expiration of the lease and which is no longer in use. The trial has been set for December 2002.

         In May 2002, a purported securities fraud class action was filed against us and one of our directors. In the following weeks, fourteen virtually identical complaints were filed and they have now been consolidated into a single action. In re Applied Digital Securities Litigation in the United States District Court for the Southern District of Florida. The primary allegations in the recently filed Amended Consolidated Complaint include claims that:


         o the Company recklessly engaged in a strategy of acquiring subsidiaries without regard to any strategic worth;

         o the Company lacked the necessary accounting controls over its subsidiaries;

         o the Company manipulated its stock price through the issuance of press releases; and

         o the Company's statements about its Intellesale, Inc. and VeriChip Corporation subsidiaries were false and misleading.

         The Company believes these claims, and the action in general, are without merit and it intends to vigorously defend the action.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         In July 2002, SRZ Trading LLC filed a derivative complaint in the Circuit Court of Cole County, Missouri against the Company, and several of its officers and directors. The complaint alleges that the Company misrepresented its financial condition and disseminated false and misleading statements about VeriChip. The Company believes the action is without merit and intends to vigorously defend against it. The plaintiff demanded monetary relief in an unspecified amount.

          On September 25, 2002, The Bank of Scotland filed a complaint in the Court of Session in Edinburgh, Scotland against the Company alleging that it owes them money under the terms of an agreement dated December 18, 2000, governing the Senior Term Loan and Overdraft Facilities ("Loan Agreement"). Under the terms of the Loan Agreement, Caledonian Venture Holding Limited was purchased by the Company through the issuance of its common stock. The complaint alleges that the Company is liable for a shortfall of approximately $565,000 created under the price protection provision of the loan.

         On July 15, 2002, the Company entered into a settlement and release agreement by and between certain former shareholders of Computer Equity Corporation, also referred to as Compec, on behalf of themselves and on behalf of the former shareholders of Compec. The Company acquired Compec under the terms of a merger agreement entered into effective June 1, 2000. Certain former shareholders of Compec had filed claims against the Company in connection with the earnout provisions of the merger agreement and damages relating to the registration of shares previously issued to them as result of the merger. Under the terms of the settlement agreement and in satisfaction of all claims relating to the merger agreement, the Company issued 8.0 million shares of its common stock to the former stockholders of Compec. The shares were valued at $3.0 million and have been reflected as additional goodwill. On August 23, 2002, the Company issued an additional 100,000 shares of its common stock to the former stockholders of Computer Equity Corporation in settlement of other matters, which shares were valued at approximately $56 thousand.

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

15.  EXTRAORDINARY GAIN


         As a result of settling certain disputes between the Company and the former owners of Bostek, Inc. (a company acquired in June 1999) and an affiliate (Bostek), the parties agreed to forgive a $9.5 million payable, provided the Company registered approximately 3.0 million common shares by June 15, 2001. The Company was successful in meeting the June 15, 2001 registration deadline and, accordingly, the extinguishment of the $9.5 million payable was recorded in June 2001 as an extraordinary gain.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this quarterly report as well as our 2001 Annual Report on Form 10-K.

         We are an advanced technology development company. We focus on developing advanced life-enhancing technology products and services. To date, we have developed three such products:

         o  Digital Angel, for monitoring and tracking people and objects;

         o VeriChip, an implantable radio frequency verification device that can be used for security, financial, personal identification/safety and other applications; and

         o  Thermo Life, a thermoelectric generator.

         Over two years ago, we developed a proprietary location and monitoring system that combines advanced biosensor technology and location technology (such as global positioning satellite (GPS)) in a watch/pager device that communicates through proprietary software to a secure 24/7 operations center in California. We filed an International Patent Application directed to the system, which has been published under publication no. W/0 02/44865. The application, which is in the name of Digital Angel Corporation, is currently pending in several countries. This technology provides "where-you-are" and "how-you-are" information about loved ones (particularly elderly relatives and children), their location and their vital signs via the subscriber's computer, personal digital assistant
(PDA) or wireless telephone. We branded this technology Digital Angel and merged the technology with a company formerly known as Destron Fearing Corporation. Our goal was to create a new corporation underpinned by the patented technology and complemented by the products and services and revenues of our existing business segments. We united our existing GPS, application service provider and animal tracking business units to form Digital Angel Corporation, which we refer to as pre-merger Digital Angel. Effective March 27, 2002, pre-merger Digital Angel became its own public company through its merger into Medical Advisory Systems, Inc. (MAS) (AMEX:DOC). Currently, we are the beneficial owner of approximately 74.08% of this new company which has been renamed Digital Angel Corporation. We launched Digital Angel, the product, on November 26, 2001.

         In October 2001, we announced our new wholly-owned subsidiary, Thermo Life Energy Corp, formerly Advanced Power Solutions, Inc., will develop, market and license our new product, Thermo Life, a small thermoelectric generator powered by body heat. Thermo Life is intended to provide a miniaturized power source for a wide range of consumer electronic devices including attachable or implantable medical devices and wristwatches. On July 9, 2002, we announced that we had achieved an important breakthrough: 3.0-volts of electrical power were successfully generated by Thermo Life in laboratory tests. We expect to begin marketing Thermo Life during the first quarter of 2003.

         In December 2001, we announced the development of a miniaturized, implantable verification chip, called VeriChip that can be used in a variety of security, financial, personal identification/safety and other applications. On February 7 2002, we announced that we had created a new wholly-owned subsidiary, VeriChip Corporation, that will develop, market and license VeriChip. About the size a grain of rice, each VeriChip product contains a unique verification number. Utilizing an external scanner, radio frequency energy passes through the skin energizing the dormant VeriChip, which then emits a radio frequency signal transmitting the verification number contained in the VeriChip. VeriChip technology is produced under patents #6,400,338 and #5,211,129. This technology is owned by Digital Angel Corporation and licensed to VeriChip under an exclusive product and technology license with a remaining term of approximately ten and one-half years.

         On October 22, 2002, we announced that the Food and Drug Administration (FDA) had determined that VeriChip is not a regulated medical device for security, financial and personal identification/safety applications. The FDA specified in its ruling that VeriChip is a regulated medical device for health information applications when marketed to provide information to assist in the diagnosis or treatment of injury or illness. On November 8, 2002, we received a letter from the FDA, based upon correspondence from us to the FDA, warning us not to market VeriChip for medical applications. We currently intend to market and distribute the VeriChip product for security, financial and personal identification/safety applications and, in the future, we plan to expand our marketing and distribution efforts to health information applications of the product, subject to any and all necessary FDA and other approvals. We began marketing VeriChip for security, financial and personal identification/safety applications within the United States, on October 24, 2002.

         As a result of the merger of pre-merger Digital Angel and MAS, which occurred on March 27, 2002, the significant restructuring of our business during the past year and our emergence as an advanced technology development company, we have re-evaluated and realigned our reporting segments.
Effective January 1, 2002, we operate in three business segments: Advanced Technology, Digital Angel Corporation and SysComm International.

         The business units comprising our Advanced Technology segment represent those business units that we believe will provide the necessary synergies, support and infrastructure to allow us to develop, promote and fully-integrate our life-enhancing technology products and services. Our VeriChip and Thermo Life products are included in our Advanced Technology segment.

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

RECENT DEVELOPMENTS
-------------------

Digital Angel/MAS Merger

         On March 27, 2002, Digital Angel, which we refer to as pre-merger Digital Angel, merged with MAS and MAS changed its name to Digital Angel Corporation. Also, pursuant to the merger agreement, we contributed all of our stock in Timely Technology Corp., our wholly-owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary. Pre-merger Digital Angel, Timely Technology Corp. and Signature Industries, Limited were collectively referred to as the Advanced Wireless Group (AWG). In satisfaction of a condition to the consent to the merger by IBM Credit, we transferred all shares of Digital Angel Corporation common stock owned by us to a Delaware business trust controlled by an advisory board and, as a result, the trust has legal title to approximately 74.08% of the Digital Angel Corporation common stock. The trust has voting rights with respect to the Digital Angel Corporation common shares until we repay our obligations to IBM Credit in full. We have retained beneficial ownership of the shares. The trust may be obligated to liquidate the shares of Digital Angel Corporation common stock owned by it for the benefit of IBM Credit in the event we fail to make payments, or otherwise default, under our IBM Credit Agreement with IBM Credit, as discussed below. Such liquidation of the shares of Digital Angel Corporation common stock will be in accordance with the Securities and Exchange Commission's (SEC) rules and regulations governing affiliates.

         On March 27, 2002, we recorded a net loss of $0.4 million arising from the merger transaction. The net loss was comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million pre-merger Digital Angel options, partially offset by a gain of approximately $4.7 million from the deemed sale of approximately 22.85% of pre-merger Digital Angel and the other subsidiaries comprising the AWG as a result of the merger with MAS. In addition, during the three and nine-months ended September 30, 2002, we recorded a loss of $0.4 million and $4.2 million respectively, on the issuances of 60 thousand and 1.0 million shares, respectively, of Digital Angel Corporation common stock resulting from the exercise of stock options, and the issuances of Digital Angel Corporation common stock for services. The loss represents the difference between the carrying amount of our pro-rata share of our investment in Digital Angel Corporation and the net proceeds from the issuances of the stock, and other changes in minority interest ownership.

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

         Effective March 27, 2002, we entered into a new credit agreement, the IBM Credit Agreement, with IBM Credit. On September 30, 2002, the principal amount outstanding under the IBM Credit Agreement was $80.9 million. The principal amount outstanding bears interest at an annual rate of 17% and matures on February 28, 2003. No principal or interest payments are due until the maturity date. However, the maturity date will be automatically extended to February 28, 2004, if we repay at least 40% of the original principal amount outstanding, plus accrued interest and expenses, prior to February 28, 2003. If the maturity date is extended to February 28, 2004, the maturity date will be automatically extended again to February 28, 2005, if we repay an additional 40% of the original principal amount outstanding, plus accrued interest and expenses, prior to February 28, 2004. Any amounts outstanding at February 28, 2005, must be repaid by August 31, 2005. If all amounts are not repaid by February 28, 2003, the unpaid amount will accrue interest at an annual rate of 25%. If all amounts are not repaid by February 28, 2004, the interest rate increases to 35%.

         The IBM Credit Agreement contains covenants relating to our financial position and performance, as well as the financial position and performance of Digital Angel Corporation. On September 30, 2002, we entered into an amendment to the IBM Credit Agreement, which revised certain financial covenants relating to our financial performance and the financial position and performance of Digital Angel Corporation for the quarter ended September 30, 2002 and the fiscal year ending December 31, 2002. On November 1, 2002, we entered into another amendment to the IBM Credit Agreement, which further revised certain covenants relating to the financial performance of Digital Angel Corporation for the quarter ended September 30, 2002, and the fiscal year ending December 31, 2002. At September 30, 2002, we and Digital Angel Corporation, were in compliance with the revised covenants under the IBM Credit Agreement. At June 30, 2002, we were not in compliance with our Minimum Cumulative Modified EBITDA debt covenant and with other provisions of the IBM Credit Agreement and Digital Angel Corporation was not in compliance with its Minimum Cumulative Modified EBITDA and Current Assets to Current Liabilities debt covenants. On August 21, 2002, IBM Credit provided us with a waiver of such noncompliance. As consideration for the waiver, we issued to IBM Credit a five year-warrant to acquire 2.9 million shares of our common stock at $0.15 per share, valued at approximately $1.3 million, and a five year-warrant to purchase approximately 1.8 million shares of VeriChip Corporation's, our wholly-owned subsidiary, common stock at $0.05 per share, valued at approximately $44 thousand. The fair value of these warrants was included in interest expense for the three and nine-months ended September 30, 2002. Based upon our and Digital Angel Corporation's current level of operations, we believe that we will be able to maintain compliance with the revised covenants at December 31, 2002. However, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, these may impact our ability to remain in compliance with the covenants. In the absence of waiver or amendment to the financial covenants, such noncompliance would constitute an event of default under the IBM Credit Agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts we owe them. In the event such noncompliance appears likely, or occurs, we will seek to renegotiate the covenants and/or obtain waivers from IBM Credit, as required. There can be no assurance, however, that we would be successful in negotiating such amendments or obtaining such waivers.

         The IBM Credit Agreement further prohibits us from borrowing funds from other lenders and does not provide for any additional advances from IBM Credit. The IBM Credit Agreement also limits the amount we may pay our Chief Executive Officer, Richard Sullivan, in cash, and prevents us from making certain cash incentive and perquisite payments, including cash payment arising upon a change in control, to various other executive officers.

         Other

         On June 8, 2002, our stockholders approved an increase in the number of common shares authorized from 345.0 million to 435.0 million.

         From July 12, 2002, to July 30, 2002, our common stock was traded on the Pink Sheets under the symbol "ADSX.PK." Prior to that time, our shares were traded on the Nasdaq National Market (NasdaqNM). Effective July 31, 2002, our shares were relisted on the NasdaqNM under the symbol "ADSX." As a condition of our relisting, NasdaqNM advised us that we had until October 25, 2002, to regain compliance with the minimum closing bid price requirement of at least $1.00 per share, and, immediately following, a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive trading days. We were unable to satisfy the minimum closing bid price requirement by October 25, 2002, and, as a result, effective November 12, 2002, our common stock began trading on the Nasdaq SmallCap Market (SmallCap), under our existing stock symbol ADSX. We expect to have until July 2003, in which to regain the minimum bid requirement of at least $1.00 per share for a minimum of ten (10) consecutive trading days to maintain our SmallCap listing, providing we continue to comply with the SmallCap's other listing requirements. Also, while our common stock is listed on the SmallCap, providing we continue to comply with all of the other NasdaqNM listing requirements, the NasdaqNM rules will allow us to regain our NasdaqNM listing if our common stock's minimum closing bid price is at least $1.00 per share for a minimum of thirty (30) consecutive trading days.

         On July 22, 2002, we announced that SysComm International Corporation had conditionally offered to merge with VeriChip Corporation in a stock transaction. The merger was contingent upon all necessary approvals, including but not limited to, approval by SysComm International Corporation's stockholders and IBM Credit. On October 28, 2002, we issued a press release stating that our board of directors had decided, based upon a number of factors, not to approve the proposed merger of VeriChip Corporation with SysComm International Corporation.

         RESULTS OF CONTINUING OPERATIONS

         The following table summarizes our results of operations as a percentage of net operating revenue for the three and nine-month periods ended September 30, 2002 and 2001 and is derived from the unaudited consolidated statements of operations in Part I, Item 1 of this report.

                                                                      ------------------------  -----------------------
                                                                          RELATIONSHIP TO          RELATIONSHIP TO
                                                                              REVENUE                  REVENUE
                                                                         THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                                      ------------------------  -----------------------
                                                                            2002       2001         2002        2001
                                                                            ----       ----         ----        ----
                                                                                        %                        %
                                                                                        -                        -
Product revenue                                                             83.2        74.5        82.3         71.7
Service revenue                                                             16.8        25.5        17.7         28.3
                                                                      ------------------------  -----------------------
Total revenue                                                              100.0       100.0       100.0        100.0
Cost of products sold                                                       67.1        92.0        69.7         77.5
Cost of services sold                                                       45.6        61.4        46.2         52.0
                                                                      ------------------------  -----------------------
Total cost of products and services sold                                    63.5        84.2        65.6         70.3
                                                                      ------------------------  -----------------------
Gross profit                                                                36.5        15.8        34.4         29.7
Selling, general and administrative expenses                                30.7        67.6        70.0         48.6
Research and development                                                     3.1         4.0         3.1          3.7
Depreciation and amortization                                                5.1        18.4         4.6         16.7
Loss (gain) on disposition of assets                                          --         9.6        (0.2)         3.1
Asset impairment                                                              --       166.2         1.0         53.5
Interest and other income                                                   (3.1)       (1.2)       (1.8)        (1.2)
Interest expense                                                            24.2         6.7        16.1          5.4
                                                                      ------------------------  -----------------------
Loss from continuing operations before benefit for income
    taxes, minority interest, net loss on subsidiary merger
    transaction, stock issuances and loss on sale of
    subsidiary stock, and equity in net loss of affiliate                  (23.5)     (255.5)      (58.4)      (100.1)
Provision (benefit) for income taxes                                         0.4         8.9         0.3         16.9
                                                                      ------------------------  -----------------------
Loss from continuing operations before minority interest                   (23.9)     (264.4)      (58.7)      (117.0)
Minority interest                                                           (1.4)       (0.1)       (1.0)        (0.4)
Net loss on subsidiary merger transaction, stock issuances
    and loss on sale of subsidiary stock                                     1.5          --         6.0           --
Equity in net loss of affiliate                                               --        (0.1)        0.3         (0.1)
                                                                      ------------------------  -----------------------
Loss from continuing operations                                            (24.1)     (264.4)      (64.0)      (116.7)
(Loss) income from discontinued operations, net of income
    taxes                                                                   (0.5)       (1.8)        0.1        (17.3)
Extraordinary gain                                                            --          --          --          7.4
                                                                      ------------------------  -----------------------
Net loss                                                                   (24.6)     (266.2)      (63.9)      (126.7)
Preferred stock dividends and other                                           --        (0.2)         --         (0.9)
Accretion of beneficial conversion feature of redeemable
    preferred stock - series C                                                --          --          --         (7.3)
                                                                      ------------------------  -----------------------
Net loss available to common stockholders                                  (24.6)     (266.4)      (63.9)      (134.9)
                                                                      ========================  =======================

REVENUE

    Revenue from continuing operations for the three-months ended September 30, 2002, decreased $17.5 million, or 42.2%, to $23.9 from $41.4 million in the three-months ended September 30, 2001. Revenue from continuing operations for the nine-months ended September 30, 2002, decreased $50.7 million, or 39.4%, to $78.0 million from $128.6 million in the nine-months ended September 30, 2001.

    Revenue from continuing operations during the three and nine-months ended September 30, 2002, and 2001 by segment was as follows:

                                                            THREE-MONTHS ENDED SEPTEMBER 30,
                                                                     (IN THOUSANDS)
                                         ---------------------------------------------------------------------
                                                      2002                                 2001
                                                      ----                                 ----
                                         Product     Service       Total      Product     Service       Total
                                         -------     -------       -----      -------     -------       -----
Advanced Technology                      $ 7,019      $2,970      $ 9,989     $ 5,416     $ 3,976      $ 9,392
Digital Angel Corporation                  9,020         335        9,355       8,416         762        9,178
SysComm International                      3,850         691        4,541      10,880       1,391       12,271
All Other                                     --          --           --       6,122       4,389       10,511
Corporate / Eliminations                      --          18           18          --          14           14
                                         ---------------------------------------------------------------------
Total                                    $19,889      $4,014      $23,903     $30,834     $10,532      $41,366
                                         =====================================================================

                                                            NINE-MONTHS ENDED SEPTEMBER 30,
                                                                   (IN THOUSANDS)
                                         ---------------------------------------------------------------------
                                                      2002                                 2001
                                                      ----                                 ----
                                         Product     Service       Total      Product     Service      Total
                                         -------     -------       -----      -------     -------      -----
Advanced Technology                      $20,451      $ 9,954     $30,405     $22,436     $12,706     $ 35,142
Digital Angel Corporation                 25,054        1,215      26,269      25,168       2,684       27,852
SysComm International                     17,670        2,171      19,841      26,028       3,099       29,127
All Other                                  1,014          375       1,389      18,633      17,789       36,422
Corporate / Eliminations                      --           54          54          --         103          103
                                         ---------------------------------------------------------------------
Total                                    $64,189      $13,769     $77,958     $92,265     $36,381     $128,646
                                         =====================================================================

    Advanced Technology's revenue increased $0.6 million and decreased $4.7 million in the three and nine-month periods ended September 30, 2002, respectively, when compared to the three and nine-month periods ended September 30, 2001. When compared to the amounts for the three-months ended September 30, 2002, product revenue increased by $1.6 million, or 29.6%, and service revenue decreased by $1.0 million, or 25.3%. When compared to the amounts for the nine-months ended September 30, 2002, product revenue decreased by $2.0 million, or 8.8%, and service revenue decreased by $2.8 million, or 21.7%. We attribute the increase in product revenue in the three-months ended September 30, 2002, to increased government contract projects. We attribute the decreases to reduced sales of hardware and software products in the nine-months ended September 30, 2002, and reduced technology services in the three and nine-months ended September 30, 2002.

    Digital Angel Corporation's revenue increased $0.2 million and decreased $1.6 million in the three and nine-month periods ended September 30, 2002, respectively, when compared to the three and nine-month periods ended September 30, 2001. When compared to the amounts for the three-months ended September 30, 2001, product revenue increased by $0.6 million, or 7.2%, and service revenue decreased by $0.4 million, or 56.0%. When compared to the amounts for the nine-months ended September
30, 2001, product revenue decreased by $0.1 million, or 0.5%, and service revenue decreased by $1.5 million, or 54.7%. We attribute the increase in product revenue for the three-months ended September 30, 2002, primarily to sales of transponders to the fisheries industry customers and revenues associated with MAS, which merged with pre-merger Digital Angel on March 27, 2002. We attribute the decrease in product sales for the nine-months ended September 30, 2002, primarily to higher sales in the first quarter of 2001 to a large customer to prepare for the launch of pet identification products in France. We attribute the decreases in service revenue to completed client assignments that were not replaced.

    SysComm International's revenue decreased $7.7 million and $9.3 million in the three and nine-months ended September 30, 2002, respectively, when compared the three and nine-month periods ended September 30, 2001. When compared to the amounts for the three-months ended September 30, 2001, product revenue decreased by $7.0 million, or 64.6%, and service revenue decreased by $0.7 million, or 50.3%. When compared to the amounts for the nine-months ended September 30, 2001, product revenue decreased by $8.4 million, or 32.1%, and service revenue decreased by $0.9 million, or 29.9%. We attribute the decreases to a soft market in both product and services sales. Additionally, we made a decision in April 2002, to exit the lower margin mid-range platform computer equipment business and to focus our efforts on the higher margin Intel based products and related technical services.

    All Other's revenue decreased $10.5 million, or 100.0%, and $35.0 million, or 96.2%, in the three and nine-month periods ended September 30, 2002, respectively, when compared to the three and nine-months ended September 30, 2001. The decreases were due to the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

GROSS PROFIT AND GROSS PROFIT MARGIN

    Gross profit from continuing operations for the three-months ended September 30, 2002, increased $2.2 million, or 33.9%, to $8.7 million from $6.5 million for the three-months ended September 30, 2001. Gross profit from continuing operations for the nine-months ended September 30, 2002 decreased $11.3 million, or 29.7%, to $26.8 million from $38.2 million in nine-months ended September 30, 2001. Our gross profit margin was 36.5% and 34.4% of revenue, respectively, for the three and nine-months ended September 30, 2002, and 15.8% and 29.7% of revenue, respectively, for the three and nine-months ended September 30, 2001.

    Gross profit from continuing operations during the three and nine-months ended September 30, 2002, and 2001 by segment was as follows:

                                                            THREE-MONTHS ENDED SEPTEMBER 30,
                                                                     (IN THOUSANDS)
                                         ---------------------------------------------------------------------
                                                      2002                                 2001
                                                      ----                                 ----
                                         Product     Service       Total      Product     Service       Total
                                         -------     -------       -----      -------     -------       -----
Advanced Technology                      $1,169      $1,765       $2,934      $ 1,175     $1,931       $ 3,106
Digital Angel Corporation                 4,536          71        4,607        3,161        282         3,443
SysComm International                       845         331        1,176          894        976         1,870
All Other                                    --          --           --       (2,773)       863        (1,910)
Corporate / Eliminations                     --          18           18           --         13            13
                                         ---------------------------------------------------------------------
Total                                    $6,550      $2,185       $8,735      $ 2,457     $4,065       $ 6,522
                                         =====================================================================

                                                            NINE-MONTHS ENDED SEPTEMBER 30,
                                                                   (IN THOUSANDS)
                                         ---------------------------------------------------------------------
                                                      2002                                 2001
                                                      ----                                 ----
                                         Product     Service       Total      Product     Service      Total
                                         -------     -------       -----      -------     -------      -----
Advanced Technology                      $ 4,677     $5,551      $10,228      $ 6,049     $ 6,226     $12,275
Digital Angel Corporation                 11,435        453       11,888        9,952       1,176      11,128
SysComm International                      2,496      1,010        3,506        2,704       1,827       4,531
All Other                                    826        339        1,165        2,025       8,118      10,143
Corporate / Eliminations                      --         54           54           --         103         103
                                         ---------------------------------------------------------------------
Total                                    $19,434     $7,407      $26,841      $20,730     $17,450     $38,180
                                         =====================================================================

    Gross profit margin from continuing operations during the three and nine-months ended September 30, 2002, and 2001 by segment was as follows:

                                                            THREE-MONTHS ENDED SEPTEMBER 30
                                         ---------------------------------------------------------------------
                                                      2002                                 2001
                                                      ----                                 ----
                                         Product     Service       Total      Product     Service       Total
                                         -------     -------       -----      -------     -------       -----
                                            %           %            %           %           %            %
                                            -           -            -           -           -            -
Advanced Technology                       16.7         59.4         29.4        21.7        48.6         33.1
Digital Angel Corporation                 50.3         21.2         49.2        37.6        37.0         37.5
SysComm International                     21.9         47.9         25.9         8.2        70.2         15.2
All Other                                   --           --           --       (45.3)       19.7        (18.2)
Corporate / Eliminations                    --        100.0        100.0          --        92.9         92.9
                                         ---------------------------------------------------------------------
Total                                     32.9         54.4         36.5         8.0        38.6         15.8
                                         =====================================================================

                                                            NINE-MONTHS ENDED SEPTEMBER 30
                                         ---------------------------------------------------------------------
                                                      2002                                 2001
                                                      ----                                 ----
                                         Product     Service       Total      Product     Service      Total
                                         -------     -------       -----      -------     -------      -----
                                            %           %            %           %           %            %
                                            -           -            -           -           -            -
Advanced Technology                        22.9        55.8        33.6        27.0         49.0        34.9
Digital Angel Corporation                  45.6        37.3        45.3        39.5         43.8        40.0
SysComm International                      14.1        46.5        17.7        10.4         59.0        15.6
All Other                                  81.5        90.4        83.9        10.9         45.6        27.8
Corporate / Eliminations                     --       100.0       100.0          --        100.0       100.0
                                         ---------------------------------------------------------------------
Total                                      30.3        53.8        34.4        22.5         48.0        29.7
                                         =====================================================================

    Advanced Technology's gross profit decreased $0.2 million in the three-months ended September 30, 2002, and margin decreased to 29.4% from 33.1% when compared to the three-months ended September 30 2001. Gross profit decreased $2.0 million in the nine-months ended September 30, 2002, and margin decreased slightly to 33.6% from 34.9% when compared to the nine-months ended September 30, 2001. We attribute the decrease in gross profit primarily to the reduction in sales during the first three and nine-months of 2002, and the decrease in margin primarily to the reduction in sales of software and other higher-margin products and services.

    Digital Angel Corporation's gross profit increased $1.2 million in the three-months ended September 30, 2002, while margins increased to 49.2% in the three-months ended September 30, 2002, from 37.5% in the three-months ended September 30, 2001. Gross profit increased $0.8 million in the nine-months ended September 30, 2002, and margins increased to 45.3% in the nine-months ended September 30, 2002, from 40.0% in the nine-months ended September 30, 2001. We attribute the increase in gross profit for the three and nine-months ended September 30, 2002, primarily to higher sales for transponders. We attribute the increases in gross margin in the three and nine-months ended September 30, 2002, to a favorable shift in the product mix.

    SysComm International's gross profit decreased $0.7 million in the three-months ended September 30, 2002, while margin increased to 25.9% in the three-months ended September 30, 2002, from 15.2% in the three-months ended September 30, 2001. Gross profit decreased $1.0 million in the nine-months ended September 30, 2002, while margin increased to 17.7% in the nine-months ended September 30, 2002, from 15.6% in the nine-months ended September 30, 2001. We attribute the decrease in gross profit for the three and nine-months ended September 30, 2002, to a reduced number of lower margin sales and dollars received from manufacturers. We attribute the increase in gross margin in the three and nine-months ended September 30, 2002, to our decision, in April 2002, to exit the lower margin mid-range platform computer equipment business and focus our efforts on the higher margin Intel based products and related technical services.

    All Other's gross profit and margins were zero during the three-months ended September 30, 2002 as all of the businesses comprising this group were sold or closed during the last half of 2001 and the first half of 2002. During the three-months ended September 30, 2001, gross profit was a negative $(1.9) million due to inventory reserves of approximately
$4.3 million. The inventory reserves were attributable to letters of intent that we had received during the third and fourth quarter of 2001 that indicated a decline in the fair values of certain inventories associated with these businesses. Gross profit decreased $9.0 million in the nine-months ended September 30, 2002, and margin increased to 83.9% in the nine-months ended September 30, 2002 from 27.8% in the nine-months ended September 30, 2001. The decrease in gross profit resulted from the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002. We attribute the increase in gross margin during the nine-months ended September 30, 2002 to the inventory reserves recorded during the three-months ended September 30, 2001, and to the sale and closure of business units within this group. The majority of the business units that were sold or closed earned lower gross margins on average than the remaining business unit comprising the group during the first half of 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expenses from continuing operations was $7.3 million in the three-months ended September 30, 2002, a decrease of $20.6 million, or 73.7%, from $28.0 million in the three-months ended September 30, 2001. Selling, general and administrative expenses from continuing operations was $54.6 million in the nine-months ended September 30, 2002, a decrease of $7.9 million, or 12.7%, from $62.5 in the nine-months ended September 30, 2001. As a percentage of total revenue, selling, general and administrative expenses from continuing operations decreased to 30.7% in the three-months ended September 30, 2002, from 67.6% in the three-months ended September 30,
2001 and increased to 70.0% in the nine-months ended September 30, 2002, from 48.6% in the nine-months ended September 30, 2001.

    Selling, general and administrative expense from continuing operations during the three and nine-months ended September 30, 2002, and 2001 by segments was as follows:

                                               THREE-MONTHS ENDED         NINE-MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                 (In thousands)             (In thousands)
                                            -----------------------   -------------------------
                                               2002         2001          2002         2001
                                               ----         ----          ----         ----
Advanced Technology                           $3,106      $ 2,437       $ 9,508       $ 7,846
Digital Angel Corporation                      3,965        2,299        11,099         7,049
SysComm International                          1,125        1,526         3,224         4,400
All Other                                         11        6,976         1,067        20,861
Corporate / Eliminations                        (863)      14,725        29,708        22,383
                                            -----------------------   -------------------------
Total                                         $7,344      $27,963       $54,606       $62,539
                                            =======================   =========================

     Selling, general and administrative expense as a percentage of revenue for each of the operating segments was:

                                               THREE-MONTHS ENDED         NINE-MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                            -----------------------   -------------------------
                                               2002         2001          2002         2001
                                               ----         ----          ----         ----
                                                 %            %             %            %
                                                 -            -             -            -
Advanced Technology                            31.1         25.9          31.3         22.3
Digital Angel Corporation                      42.4         25.0          42.3         25.3
SysComm International                          24.8         12.4          16.2         15.1
All Other                                        --         66.4            --         57.3
Corporate / Eliminations (1)                   (3.6)        35.6          38.1         17.4
                                            -----------------------   -------------------------
Total                                          30.7         67.6          70.0         48.6
                                            =======================   =========================

(1) Corporate's percentage has been calculated as a percentage of total revenue.

    Advanced Technology's selling general and administrative expense increased $0.7 million, or 27.5%, to $3.1 million in the three-months ended September 30, 2002 from $2.4 million in the three-months ended September 30, 2001. Selling general and administrative expense increased $1.7 million, or 21.2%, to $9.5 million in the nine-months ended September 30, 2002 from $7.8 million in the nine-months ended September 30, 2001. We attribute the increases primarily to legal and other costs associated with a lawsuit that was settled on July 15, 2002 and to marketing and administrative expenses associated with the preparation of our VeriChip product launch. As a percentage of revenue, selling, general and administrative expense increased in the three and nine-month periods ended September 30, 2002 due to the increased cost associated with the lawsuit, the launch of VeriChip, and a reduction in sales during the nine-month period ended September 30, 2002.

    Digital Angel Corporation's selling general and administrative expense increased $1.7 million, or 72.5%, to $4.0 million in the three-months ended September 30, 2002, from $2.3 million in the three-months ended September 30, 2001. Selling general and administrative expense increased $4.1 million, or 57.5%, to $11.1 million in the nine-months ended September 30, 2002, from $7.0 million in the nine-months ended September 30, 2001. We attribute the increases in the three-months ended September 30, 2002, primarily to the scale up of marketing personnel, advertising and media programs and the infrastructure to support the introduction of Digital Angel products. We attribute the increase in the nine-months ended September 30, 2002, primarily to expenses associated with the merger of pre-merger Digital Angel and MAS during the first quarter of 2002, as well as to the costs associated with the Digital Angel products introduction. As a percentage of revenue, selling, general and administrative expense increased in the three and nine-month periods ended September 30, 2002, due primarily to the increase in expenses associated with the merger and the Digital Angel products, and a reduction in sales during the nine-months ended September 30, 2002.

    SysComm International's selling general and administrative expense decreased $0.4 million, or 26.3%, to $1.1 million in the three-months ended September 30, 2002, from $1.5 million in the three-months ended September 30, 2001. Selling general and administrative expense decreased $1.2 million, or 26.7%, to $3.2 million in the nine-months ended September 30, 2002, from $4.4 million in the nine-months ended September 30, 2001. We attribute the decreases primarily to layoffs, the elimination of expenses related to the Shirley, New York facility, which was sold in January 2002, and other cost control programs. As a percentage of revenue, selling general and administrative expense increased in both the three and nine-months period ended September 30, 2002.

    All Other's selling, general and administrative expenses decreased $7.0 million, or 99.8%, in the three-months ended September 30, 2002, from $7.0 million in the three-months ended September 30, 2001. Selling general and administrative expense decreased $19.8 million, or 94.9%, to $1.1 million in the nine-months ended September 30, 2002, from $20.9 million in the nine-months ended September 30,

2001. The decreases resulted from the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

    "Corporate / Eliminations" selling, general and administrative expenses decreased $15.6 million, or 105.9%, to $0.9 million in the three-months ended September 30, 2002, from $14.7 million in the three-months ended September 30, 2001. Selling, general and administrative expenses increased $7.3 million, or 32.7%, to $29.7 million in the nine-months ended September 30, 2002, from $22.4 million in the nine-months ended September 30, 2001.

    We attribute the decrease in the three-months ended September 30, 2002, primarily to following two factors: 1) During the three-months ended September 30, 2001, we recorded bad debt reserves associated with notes receivable of approximately $12.0 million. During the three-months ended September 30, 2002, we restructured one of the notes receivable and, accordingly, we reversed $0.9 million of bad debt reserves associated with the note. 2) We incurred approximately $1.2 million in non-cash compensation expense in the three-months ended September 30, 2001, due primarily to re-pricing 19.3 million stock options in September 2001.
The options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and fluctuations in our common stock price result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expired. During the three-months ended September 30, 2002, as a result of a decline in our common stock price, we reversed approximately $2.9 million of non-cash compensation expense associated with these options.

    Partially offsetting the decreases noted above were increases in expenses during the three-months ended September 30, 2002, primarily associated with legal and accounting fees and valuation reserves associated with notes receivable for stock issuances to directors and officers, as more fully discussed below.

    We attribute the increase in the nine-months ended September 30, 2002, primarily to the following three factors: 1) Pursuant to the terms of the pre-merger Digital Angel and MAS merger agreement, which became effective March 27, 2002, options to acquire shares of pre-merger
Digital Angel common stock were converted into options to acquire shares of MAS common stock. The transaction resulted in a new measurement date for the options and, as a result, we recorded non-cash compensation expense of approximately $18.7 million during the nine-months ended September 30, 2002. As all of the option holders were our employees or directors, these options were considered fixed awards under APB Opinion No. 25 and expense was recorded for the intrinsic value of the options converted. 2) We incurred approximately $0.5 million in non-cash compensation expense in the nine-months ended September 30, 2002, due primarily to re-pricing 19.3 million stock options during September
2001. 3) We incurred approximately $3.9 million in the nine-months ended September 30, 2002, for charges to valuation reserves associated with notes receivable for stock issuances to directors and officers. The officers and directors received no cash proceeds from these loans. In September 2000, when the notes were originated, we notified these officers and directors that we intended to pay their annual interest as part of their compensation expense/directors remuneration and to provide a gross-up for the associated income taxes. Annual interest payments were due on September 27, 2001 and September 27, 2002. We have chosen not to pay the interest and related tax gross-up. We, therefore, consider such notes to be in default and have begun steps to foreclose on the underlying collateral (all of the stock) in satisfaction of the notes. Our decision to take this action relates in part to the passage of the recent corporate reform legislation under the Sarbanes-Oxley Act of 2002, which, among other things, prohibits further extension of credit to officers and directors.

RESEARCH AND DEVELOPMENT

    Research and development expense from continuing operations was $0.7 million and $1.7 million for the three-months ended September 30, 2002, and 2001, respectively. Research and development expense from continuing operations was $2.4 million and $4.7 million for the nine-months ended September 30, 2002 and 2001, respectively. Research and development expense decreased to 3.1% of revenue in the three-months ended September 30, 2002, from 4.0% of revenue in the three-months ended September 30, 2001 and decreased to 3.1% of revenue in the nine months ended September 30, 2002, from 3.7% of revenue in the nine months ended September 30, 2001. Research and development expense relates primarily to the development of our products, Digital Angel, Thermo Life and VeriChip.

    Research and development expense from continuing operations during the three and nine-months ended September 30, 2002, and 2001 by segments was as follows:

                                               THREE-MONTHS ENDED         NINE-MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                 (In thousands)             (In thousands)
                                            -----------------------   -------------------------
                                               2002         2001           2002         2001
                                               ----         ----           ----         ----
Advanced Technology                            $ 32        $  252         $  148       $  800
Digital Angel Corporation                       614         1,328          2,159        3,742
SysComm International                            --            --             --           --
All Other                                        --            73             --          199
Corporate / Eliminations                         97            --             98           --
                                            -----------------------   -------------------------
Total                                          $743        $1,653         $2,405       $4,741
                                            =======================   =========================

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense from continuing operations was $1.2 million and $7.6 million for the three-months ended September 30, 2002, and 2001, respectively. Depreciation and amortization expense from continuing operations was $3.6 million and $21.5 million for the nine-months ended September 30, 2002, and 2001, respectively. Depreciation and amortization expense decreased to 5.1% of revenue in the three-months ended September 30, 2002, from 18.4% of revenue in the three-months ended September 30, 2001, and decreased to 4.6% of revenue in the nine-months ended September 30, 2002, from 16.7% of revenue in the nine-months ended September 30, 2001.

    Depreciation and amortization expense from continuing operations during the three and nine-months ended September 30, 2002, and 2001 by segments was as follows:

                                               THREE-MONTHS ENDED         NINE-MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                 (In thousands)             (In thousands)
                                            -----------------------   -------------------------
                                               2002         2001          2002         2001
                                               ----         ----          ----         ----
Advanced Technology                           $  158       $2,416        $  407      $ 6,721
Digital Angel Corporation                        920        3,363         2,750        8,732
SysComm International                             62          134           205          440
All Other                                         --        1,553             9        4,728
Corporate / Eliminations                          69          160           226          862
                                            -----------------------   -------------------------
Total                                         $1,209       $7,626        $3,597      $21,483
                                            =======================   =========================

    Under FAS 142, which we adopted on January 1, 2002, goodwill and certain other intangible assets are no longer amortized. This resulted in a reduction in depreciation and amortization expense of approximately $6.3 million and $17.9 million during the three and nine-months ended September 30, 2002, respectively.

    Advanced Technology's depreciation and amortization expense decreased by $2.3 million, or 93.5%, to $0.2 million in the three-months ended
September 30, 2002 from $2.4 million in the three-months ended September
30, 2001. Depreciation and amortization expense decreased by $6.3 million, or 93.9%, to $0.4 million in the nine-months ended September
30, 2002 from $6.7 million in the nine-months ended September 30, 2001.
We attribute the decreases to a reduction in goodwill amortization as a result of the adoption of FAS 142.

    Digital Angel Corporation's depreciation and amortization expense decreased by $2.4 million, or 72.6%, to $0.9 million in the three-months ended September 30, 2002 from $3.4 million in the three-months ended September 30, 2001. Depreciation and amortization expense decreased by $6.0 million, or 68.5%, to $2.8 million in the nine-months ended September 30, 2002 from $8.7 million in the nine-months ended September 30, 2001. We attribute the decrease to a reduction in goodwill amortization as a result of the adoption of FAS 142.

    SysComm International's depreciation and amortization expense decreased by $0.1 million, or 53.7%, to $0.1 million in the three-months ended September 30, 2002 from $0.1 million in the three-months ended September 30, 2001. Depreciation and amortization expense decreased by $0.2 million, or 53.4%, to $0.2 million in the nine-months ended September 30, 2002 from $0.4 million in the nine-months ended September 30, 2001. We attribute the decrease primarily to a reduction of goodwill amortization as a result of the adoption of FAS 142 and management's decision to sell the Shirley, New York facility thus ceasing depreciation of the building and equipment.

    All Other's depreciation and amortization expense decreased primarily due to the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

    "Corporate / Eliminations" depreciation and amortization expense decreased $0.1 million, or 56.9%, to $0.1 million in the three-months ended September 30, 2002 from $0.2 million in the three-months ended September 30, 2001. Depreciation and amortization expense decreased $0.6 million, or 73.8%, to $0.2 million in the nine-months ended September 30, 2002 from $0.9 million in the nine-months ended September 30, 2001. We attribute the decreases primarily to the impairment and sale of software and other corporate assets during the last half of 2001.

    GAIN (LOSS) ON DISPOSAL OF ASSETS

    The gain (loss) on the disposal of assets was $0.2 million for the nine-months ended September 30, 2002, and ($4.0) million and ($4.1) million for the three and nine-months ended September 30, 2001, respectively. The gain in the nine-months ended September 30, 2002, was due primarily to the sale of the business assets of our wholly-owned subsidiary Applied Digital Oracle Practice, Inc. during the first quarter of 2002. The losses in the 2001 periods were primarily due to sales of the business assets of our wholly-owned subsidiaries Signal Processors, Limited and ACT Wireless Corp. during the third quarter of 2001.

    ASSET IMPAIRMENT

    As a result of the current economic slowdown, which was worsened by the terrorist attacks on September 11, 2001, we experienced deteriorating sales for certain of its businesses. This resulted in the shut down of several of our businesses during the three-months ended September 30, 2001. Also, letters of intent that we received during the third quarter of 2001 related to the sales of certain of our businesses had indicated a decline in their fair market values. The sales of these businesses were due to our financial condition and did not comprise an entire business segment. Based upon these developments, we reassessed our future expected operating cash flows and business valuations. This reassessment resulted in the following asset impairments for the nine-months ended September 30, 2002 and the three and nine months ended September 30, 2001:

                                      Nine-Months Ended September 30, 2002
                                                (In thousands)

                                    Property and      Software and
                                     Equipment           Other        Total
 Advanced Technology                   $ --              $ --         $ --
 Digital Angel Corporation               --                --           --
 SysComm International                   --                --           --
 All Other                               --                --           --
 Corporate/Eliminations                 448               336          784
                                  -------------------------------------------
    Total                              $448              $336         $784
                                  ===========================================

                                         Three and Nine-Months Ended September 30, 2001
                                                        (In thousands)
                                                                     Software
                                                      Property and     and
                                          Goodwill      Equipment     Other      Total
 Advanced Technology                      $29,840        $   --      $   --      $29,840
 Digital Angel Corporation                     --            --          --           --
 SysComm International                         --            --          --           --
 All Other                                 30,365         2,541       1,044       33,950
 Corporate/Eliminations                        --            --       4,974        4,974
                                      ----------------------------------------------------
    Total                                 $60,205        $2,541      $6,018      $68,764
                                      ====================================================

    In addition to the impairments above, we recorded an inventory reserve of $4.3 million in the three and nine-months ended September 30, 2001, which is included in our financial statements in cost of products sold.

    INTEREST AND OTHER INCOME

    Interest and other income was $.07 million and $0.5 million, for the three-months ended September 30, 2002 and 2001, respectively, and $1.4 million and $1.6 million for the nine-months ended September 30, 2002 and 2001, respectively. Interest income is earned primarily from short-term investments and notes receivable.

    INTEREST EXPENSE

    Interest expense was $5.8 million and $2.7 million, for the three-months ended September 30, 2002 and 2001, respectively, and $12.6 million and $6.9 million for the nine-months ended September 30, 2002 and 2001, respectively. Interest expense is primarily a function of the level of outstanding debt and is principally associated with notes payable and term loans. On August 21, 2002, we issued to IBM Credit a five year-warrant to acquire 2.9 million shares of our common stock at $0.15 per share, valued at approximately $1.3 million, and a five year-warrant to purchase approximately 1.8 million shares of VeriChip Corporation's, our wholly-owned subsidiary, common stock at $0.05 per share, valued at approximately
$44 thousand. The fair value of these warrants was included in interest expense for the three and nine-months ended September 30, 2002.

    INCOME TAXES

    Our effective income tax rates were 1.9% and 3.5% in the three-months ended September 30, 2002 and 2001, respectively, and 0% and 16.9% in the nine-months ended September 30, 2002 and 2001, respectively. Differences in the effective income tax rate from the statutory federal income tax rate arise primarily from the recognition of net operating loss carryforwards, non-deductible goodwill amortization associated with acquisitions and state taxes net of federal benefits. In addition, the rates for the three and nine-month periods ended September 30, 2001 were impacted by an increase in our deferred tax valuation allowance to fully reserve both our third quarter 2001 tax benefit and our existing net deferred tax assets, as it became more likely than not that our deferred tax assets would not be realized. This was the result of the losses incurred during the three and nine-month periods ended September 30, 2001 and our projections of future taxable income.

    EXTRAORDINARY GAIN

    As a result of settling certain disputes between us, the former owners of Bostek, Inc and an affiliate of Bostek, Inc. (we acquired Bostek, Inc. & Affiliate in June 1999) the parties agreed to forgive a $9.5 million payable provided we registered approximately 3.0 million common shares by June 15, 2001. We were successful in meeting the June 15, 2001 deadline and, accordingly, the extinguishment of the $9.5 million payable was recorded in June 2001 as an extraordinary gain.

RESULTS OF DISCONTINUED OPERATIONS

    On March 1, 2001, our Board of Directors approved a plan to offer for sale our Intellesale business segment and all of our other "non-core businesses." Accordingly, the operating results of these entities have been reclassified and reported as Discontinued Operations for all periods presented. As of March 1, 2002, we had sold or closed substantially all of the businesses comprising Discontinued Operations, and there were two insignificant companies remaining. One of the remaining businesses was sold effective May 23, 2002 and we anticipate selling the remaining company within the next several months. Revenue and net loss for the remaining business was $0.6 million and $0.2 million, respectively, for the nine months ended September 30, 2002. We used the proceeds from the sales of companies classified as Discontinued Operations to repay amounts outstanding under the IBM Credit Agreement.

    The following discloses the results of Intellesale and all other non-core businesses comprising Discontinued Operations for the period from January 1, 2001 through March 1, 2001, the measurement date:

                                                     January 1, through
                                                          March 1,
                                                   ----------------------

                                                            2001
                                                            ----
                                                   (amounts in thousands)
Product revenue                                           $13,039
Service revenue                                               846
                                                   ----------------------
Total revenue                                              13,885
Cost of products sold                                      10,499
Cost of services sold                                         259
                                                   ----------------------
Total cost of products and services sold                   10,758
                                                   ----------------------
Gross profit                                                3,127
Selling, general and administrative expenses                2,534
Depreciation and amortization                                 264
Interest, net                                                  29
Provision for income taxes                                     34
Minority interest                                              53
                                                   ----------------------
Income from Discontinued Operations                       $   213
                                                   ======================

     The above results do not include any allocated or common overhead expenses. Included in "Interest, net" above, are interest charges based on the debt of one of these businesses. A purchaser assumed this debt when the business was sold on January 31, 2002.

    We recorded a provision for operating losses, estimated loss on sale and carrying costs during the phase-out period including operating and other disposal costs to be incurred in selling the businesses. Carrying costs primarily include the cancellation of facility leases, employment contract buyouts and litigation reserves. During the nine-months ended September 30, 2002, we increased the estimated loss on sale of our 85% ownership in our Canadian subsidiary, Ground Effects, Ltd, which we sold on January 31, 2002 by $0.2 million, and we increased our estimated loss on the sale of certain business assets of U.S. Electrical Products Corp, which were sold on May 23, 2002, by $0.2 million. Proceeds on the sale of Ground Effects, Ltd. approximated $1.6 million plus the assumption of the Canadian portion of the IBM debt. Proceeds on the sale of U.S. Electrical Products Corp.'s assets were $0.1 million. Offsetting the increase in the estimated loss on sale was a reduction in carrying costs of $0.7 million for the first nine-months of 2002. This was due to a change in estimated carrying costs as certain of these obligations were settled during the first nine-months of 2002 for amounts less than previously anticipated.

    The following table sets forth the roll forward of the liabilities for estimated loss on sale and operating losses and carrying costs from December 31, 2001 through September 30, 2002.

                                              Balance                                       Balance
Type of Cost                        December 31, 2001   Additions   Deductions   September 30, 2002
---------------------------------------------------------------------------------------------------

Estimated loss on sale, net of change in
 Estimated operating losses                    $1,173       $ 597       $1,770               $   --
Carrying costs                                  7,218        (702)         137                6,379
                                               ----------------------------------------------------
Total                                          $8,391       $(105)      $1,907               $6,379
                                               ====================================================

    LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

    As of September 30, 2002, cash and cash equivalents totaled $7.2 million, an increase of $3.5 million, or 94.6%, from $3.7 million at December 31, 2001.

    Operations provided cash of $0.7 million during the first nine-months of 2002, and used cash of $13.0 million during the first nine-months of 2001. During the nine-months ended September 30, 2002, cash was provided primarily by an increase in accounts payable and accrued expenses and collections on accounts receivable, and cash was used primarily to purchase inventory. In the nine-months ended September 30, 2001, cash was used primarily to decrease accounts payable and accrued expenses and to fund Discontinued Operations. Partially offsetting the uses of cash were increases in cash from the collection of accounts receivable and decreases in inventory and current and other assets.

    Due from buyers of divested subsidiaries represented the deferred purchase price due on the sale of several businesses during the fourth quarter of 2001. We collected these proceeds during the first nine-months of 2002.

    Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased by $3.5 million, or 16.0%, to $18.4 million at September 30, 2002 from $21.9 million at December 31, 2001. We attribute the decrease primarily to increased collection efforts during 2002 and a reduction in revenues for the three-months ended September 30, 2002, as compared to the three-months ended December 31, 2001.

    Inventory levels increased to $6.9 million, or 13.1%, at September 30, 2002 from $6.1 million at December 31, 2001.

    Accounts payable decreased by $2.3 million, or 15.0%, to $13.0 million at September 30, 2002 from $15.3 million at December 31, 2001. Cash generated during the first nine months of 2002 was used to bring certain payables current. Also, accounts payable decreased for various business units classified as All Other, since all of these business units had ceased operations as of September 30, 2002.

    Accrued expenses increased to $23.5 million at September 30, 2002, compared to $18.2 million at December 31, 2001, primarily due to accrued interest.

    Investing activities provided cash of $5.0 million in the first nine months of 2002, and used cash of $3.2 million in the first nine months of 2001. In the first nine months of 2002, cash was provided primarily by collections of amounts due from buyers of divested subsidiaries of $2.6 million, proceeds from the sale of property and equipment of $2.5 million, collections of notes receivable of $1.0 million and proceeds from the sale of subsidiaries and business assets of $1.1 million. Partially offsetting the amounts provided were cash used by discontinued operations of $0.5 million and cash used to purchase property and equipment of $1.4 million. In the first nine months of 2001, $2.6 million was used to acquire property and equipment, $1.0 million was used by discontinued operations and $0.5 million was used to increase other assets.

    Financing activities in the first nine months of 2002 used cash of $2.3 million and financing activities in the first nine months of 2001 provided cash of $11.3 million. In the first nine months of 2002, cash was used primarily to repay $6.4 million against long-term debt and notes payable. Partially offsetting the use of cash during the first nine months of 2002 was cash of $2.3 million provided from the issuance of common shares and subsidiary issuance of common stock and $1.2 million from collection of notes receivable for stock issued. The primary source of cash in the first nine months of 2001 was borrowings of $14.7 million against notes payable.

    Debt, Covenant Compliance and Liquidity

    On March 1, 2002, we and Digital Angel Share Trust, a newly created Delaware business trust (Trust), entered into the IBM Credit Agreement with IBM Credit, which became effective on March 27, 2002, the effective date of the merger between pre-merger Digital Angel and MAS. On September 30, 2002, the principal amount outstanding under the IBM Credit Agreement was $80.9 million. The principal amount outstanding bears interest at an annual rate of 17% and matures on February 28, 2003. No principal or interest payments are due until the maturity date. However, the maturity date will be automatically extended to February 28, 2004, if we repay at least $32.8 million, or 40%, of the original principal amount outstanding, plus accrued interest and expenses, prior to February 28, 2003. If the maturity date is extended to February 28, 2004, the maturity date will be automatically extended again to February 28, 2005, if we repay an additional 40% of the original principal amount outstanding, plus accrued interest and expenses, prior to February 28, 2004. Any amounts outstanding at February 28, 2005, must be repaid by August 31, 2005. If all amounts are not repaid by February 28, 2003, the unpaid amount will accrue interest at an annual rate of 25%. If all amounts are not repaid by February 28, 2004, the interest rate increases to 35%.

    The IBM Credit Agreement contains debt covenants relating to our financial position and performance, as well as the financial condition and performance of the Digital Angel Corporation. Our covenants under the IBM Credit Agreement, as amended on September 30, 2002, are as follows: (the Current Asset to Current Liabilities covenant is measured monthly and the Minimum Cumulative Modified EBITDA, as defined, is measured quarterly), (Minimum Cumulative Modified EBITDA, as defined in the IBM Credit Agreement, excludes non-cash compensation expense, one-time charges, impairment losses and any liability or claim that will be satisfied by issuances of our common stock):

       COVENANT                                 COVENANT REQUIREMENT
     ----------------------------------------------------------------------------
                                      As of the following date not less than:
       Current Assets to Current
         Liabilities                  September 30, 2002               .11:1
                                      December 31, 2002                .11:1

     ----------------------------------------------------------------------------

       Minimum Cumulative
         Modified EBITDA              September 30, 2002         $(4,768,300)
                                      December 31, 2002           (7,648,300)

     ----------------------------------------------------------------------------

    Digital Angel Corporation's covenants under the IBM Credit Agreement, as amended on September 30, 2002, and November 1, 2002, are as follows:
(Digital Angel Corporation's Current Asset to Current Liabilities covenant and its Minimum Cumulative Modified EBITA, as defined, are measured quarterly):

       COVENANT                                 COVENANT REQUIREMENT
     ----------------------------------------------------------------------------
                                      As of the following date not less than:

       Current Assets to Current
         Liabilities                  September 30, 2002              1.05:1
                                      December 31, 2002               1.09:1

     ----------------------------------------------------------------------------

       Minimum Cumulative
         Modified EBITDA              September 30, 2002           $(338,000)
                                      December 31, 2002              732,000

     ----------------------------------------------------------------------------

    If these Digital Angel Corporation covenants are not met, we will be in default under the IBM Credit Agreement.

    In satisfaction of a condition to the consent of the merger by IBM Credit, we transferred to the Trust all shares of Digital Angel Corporation common stock owned by us and, as a result, the Trust has legal title to approximately 74.08% of the Digital Angel Corporation common stock. The Trust has voting rights with respect to the Digital Angel Corporation common stock until we repay our obligations to IBM Credit in full. We retained beneficial ownership of the shares. The Trust may be obligated to liquidate the shares of Digital Angel Corporation common stock owned by it for the benefit of IBM Credit in the event we fail to make payments, or otherwise default, under the IBM Credit Agreement. Such liquidation of the shares of Digital Angel Corporation common stock will be in accordance with the SEC rules and regulations governing affiliates.

    On September 30, 2002, we entered into an amendment to the IBM Credit Agreement, which revised certain financial covenants relating to our financial performance and the financial position and performance of Digital Angel Corporation for the quarter ended September 30, 2002 and the fiscal year ending December 31, 2002. On November 1, 2002, we entered into another amendment to the IBM Credit Agreement, which further revised certain covenants relating to the financial performance of Digital Angel Corporation for the quarter ended September 30, 2002, and the fiscal year ending December 31, 2002. At September 30, 2002, we, and Digital Angel Corporation, were in compliance with the revised covenants under IBM Credit Agreement. At June 30, 2002, we were not in compliance with our Minimum Cumulative Modified EBITDA debt covenant and with other provisions of the IBM Credit Agreement and Digital Angel Corporation was not in compliance with its Minimum Cumulative Modified EBITDA and Current Assets to Current Liabilities debt covenants. On
August 21, 2002, IBM Credit provided us with a waiver of such noncompliance. As consideration for the waiver, we issued to IBM Credit a five year-warrant to acquire 2.9 million shares of our common stock at $0.15 per share, valued at approximately $1.3 million, and a five year-warrant to purchase approximately 1.8 million shares of our wholly-owned subsidiary, VeriChip Corporation's common stock at $0.05 per share, valued at approximately $44 thousand. The fair value of these warrants was included in interest expense for the three and nine-months ended September 30, 2002. Based upon our and Digital Angel Corporation's current level of operations, we believe that we will be able to maintain compliance with the revised covenants at December 31, 2002. However, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, these may impact our ability to remain in compliance with the covenants. In the absence of waiver or amendment to the financial covenants, such noncompliance would constitute an event of default under the IBM Credit Agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts we owe them. If such noncompliance appears likely, or occurs, we will seek to renegotiate the covenants and/or obtain waivers from IBM Credit, as required. There can be no assurance, however, that we would be successful in negotiating such amendments or obtaining such waivers.

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

    Amounts outstanding under the IBM Credit Agreement are secured by a security interest in substantially all of our assets, excluding the assets of Digital Angel Corporation. The shares of our subsidiaries, including the Digital Angel Corporation common stock held in the Trust, also secure the amounts outstanding under the IBM Credit Agreement.

    Sources of Liquidity

    If we are unable to generate the funds that will be required for the payments under the IBM Credit Agreement, as discussed above, shares of Digital Angel Corporation common stock initially owned by us upon completion of the merger between pre-merger Digital Angel and MAS and transferred to the Trust may be liquidated, if so directed by IBM Credit, to provide funds necessary to make these payments. The IBM Credit Agreement prohibits us from borrowing funds from other lenders, and does not provide for any further advances by IBM Credit. In addition, our current and prior accountants have expressed doubt about our ability to continue as a going concern. Accordingly, there can be no assurance that we will have access to funds necessary to repay IBM Credit or to provide for our ongoing operating expenses to the extent not provided from our ongoing operating revenue. In addition, we may be able to use proceeds from the sale of businesses, proceeds from the sale of common and preferred shares, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings to fund ongoing operations. There can be no assurance, however, that these options will be available, or if available, on favorable terms. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions.

    Outlook

    We are constantly looking for ways to maximize stockholder value. As such, we are continually seeking operational efficiencies and synergies within our operating segment as well as evaluating acquisitions of businesses and customer bases which complement our operations. These strategic initiatives may include acquisitions, raising additional funds through debt or equity offerings, or the divestiture of business units that are not critical to our long-term strategy or other restructuring or rationalization of existing operations. We will continue to review all alternatives to ensure maximum appreciation of our stockholders' investments. There can be no assurance, however, that any initiatives will be found, or if found, that they will be on terms favorable to us.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In July 2001, the FASB issued FAS No. 141 Business Combinations and FAS No. 142 Goodwill and Other Intangible Assets. FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS 142 requires the use of a non- amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We adopted the provisions of each statement, which apply to goodwill and certain intangibles acquired prior to June 30, 2001, on January 1, 2002. The adoption of these standards had the impact of reducing our amortization of goodwill commencing January 1, 2002. There was no impairment of goodwill upon adoption of FAS 142. However, future impairment reviews may result in periodic write-downs.

    In August 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supercede the provisions of APB Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from Discontinued Operations to be displayed in Discontinued Operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. This statement is effective for fiscal years beginning after December 15, 2001. We adopted this statement on January
1, 2002. The adoption of FAS 144 did not have a material impact on our operations or financial position.

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

    In June 2002, the FASB issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. We are required to adopt of FAS 146 on January 1, 2003. We have not yet determined what impact the adoption of FAS 146 will have on our operations and financial position.

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

    FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK.

    This Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, and include statements relating to:

    o our growth strategies including, without limitation, our ability to deploy our products and services including Digital Angel, VeriChip and Thermo Life;
    o  anticipated trends in our business and demographics;
    o our ability to successfully integrate the business operations of acquired companies and divestitures of our remaining company within our Discontinued Operations;
    o  our future profitability and liquidity; and
    o  regulatory, competitive or other economic influences.

    In some cases, you can identify forward-looking statements by terms such as "may," "should," "could," "would," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from estimates or forecasts contained in the forward-looking statements. Some of these risks and uncertainties are beyond our control.

    WE CANNOT BE CERTAIN OF FUTURE FINANCIAL RESULTS.

    We reported losses from continuing operations of $49.9 million and $150.1 million for the nine-months ended September 30, 2002 and 2001, respectively. We incurred losses of $198.1 million and $29.2 million from continuing operations for the years ended December 31, 2001 and 2000, respectively. We reported income from continuing operations of $2.6 million for the year ended December 31, 1999, which included a loss from continuing operations of $17.4 million, offset by a gain of $20.0 million from the sale of our Canadian subsidiary, TigerTel, Inc. Our business plan depends on our attaining and maintaining profitability; however, we cannot predict whether we will be profitable in the future. Our profitability depends on many factors, including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market new products and technologies. As of September 2002, we reported no revenues from the sale of our VeriChip and ThermoLife products. We can give no assurance that we will be able to achieve profitable operations. In addition, if we fail to experience profits within the time frame expected by investors, this could have a detrimental effect on the market price of our common stock and there would be substantial doubt that we would be able to continue operations in the normal course of business.

    OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE, AND YOU MAY BE UNABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE AT WHICH YOU ACQUIRE THEM.

    Since January 1, 2000, the price per share of our common stock has ranged from a high of $18.00 to a low of $0.03. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations in response to factors, including the following:

    o Significant changes to our business resulting from acquisitions and/or expansions into different product lines;
    o  quarterly fluctuations in our financial results or cash flows;
    o changes in investor perception of us or the market for our products and services;
    o changes in economic and capital market conditions for other companies in our market sector; and
    o  changes in general economic and market conditions.

    In addition, the stock market in general, and stocks of technology companies in particular, have often experienced extreme price and volume fluctuations. This volatility is often unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Declines in the market price of our common stock could also harm employee morale and retention, our access to capital and other aspects of our business. If our share price is volatile, we may be the target of additional securities litigation, which is costly and time-consuming to defend. Because of recent periods of volatility in the market price of our securities, we face a heightened risk of securities class action litigation. In May 2002, a purported securities fraud class action was filed against us and one of our directors. In the following weeks, fourteen virtually identical complaints were filed and they have now been consolidated into a single action. Litigation of this type could result in substantial costs and a diversion of management's attention and resources, which could significantly harm our business operations and financial condition.

     WE MAY ISSUE PREFERRED STOCK, WHICH WILL RANK SENIOR TO THE SHARES OF OUR COMMON STOCK AND WHICH MAY DELAY OR PREVENT A CHANGE IN CONTROL OF US.

    Preferred stock may be created and issued from time to time by our board of directors, with such rights and preferences as our board of directors may determine. Because of our board of directors' broad discretion with respect to the creation and issuance of any series of preferred stock without stockholder approval, our board of directors could adversely affect the voting power of our common stock. The issuance of preferred stock may also have the effect of delaying, deferring or preventing a change in control of us.

    WE WERE RECENTLY DELISTED FROM THE NASDAQ NATIONAL MARKET AND
CANNOT PROVIDE ASSURANCES THAT AN ACTIVE TRADING MARKET WILL DEVELOP FOR OUR SECURITIES ON THE NASDAQ SMALLCAP MARKET.

    Our ability to remain listed on Nasdaq depends on our ability to satisfy applicable Nasdaq criteria including our ability to maintain a minimum bid price of $1.00 per share. From July 12, 2002, to July 30, 2002, our common stock was traded on the Pink Sheets under the symbol "ADSX.PK." Prior to that time, our shares were traded on the Nasdaq National Market (NasdaqNM). Effective July 31, 2002, our shares were relisted on the NasdaqNM under the symbol "ADSX." As a condition of our relisting, NasdaqNM advised us that we had until October 25, 2002, to regain compliance with the minimum closing bid price requirement of at least $1.00 per share, and, immediately following, a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive trading days. We were unable to satisfy the minimum closing bid price requirement by October 25, 2002, and, as a result, effective November 12, 2002, our common stock began trading on the Nasdaq SmallCap Market (SmallCap), under our existing stock symbol ADSX. We expect to have until July 2003, in which to regain the minimum bid requirement of at least $1.00 per share for a minimum of ten (10) consecutive trading days to maintain our SmallCap listing, providing we continue to comply with the SmallCap's other listing requirements. Also, while our common stock is listed on the SmallCap, providing we continue to comply with all of the other NasdaqNM listing requirements, the NasdaqNM rules will allow us to regain our NasdaqNM listing if our common stock's minimum closing bid price is at least $1.00 per share for a minimum of thirty (30) consecutive trading days.

   We cannot provide assurances that an active trading market for our common stock will develop on the SmallCap. As a result of our recent movement to the SmallCap, trading in our shares of common stock will likely decline.

    IF WE ARE REQUIRED TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN CONNECTION WITH PRIOR ACQUISITIONS OUR STOCK MAY BE FURTHER DILUTED.

    As of November 12, 2002, there were 283,933,128 shares of our common stock outstanding. Since January 1, 2001, we have issued a net aggregate of 182,446,427 shares of common stock, of which 97,261,634 shares were issued in connection with acquisitions of businesses and assets and 64,810,635 shares were issued upon conversion of our Series C preferred stock. We have effected, and will likely continue to effect, acquisitions or contract for services through the issuance of common stock or our other equity securities. In addition, we have agreed to future earnout and "price protection" provisions in prior acquisition and other agreements, which may result in additional shares of common stock being issued. Such issuances of additional securities may be dilutive to the value of our common stock and may have a material adverse impact on the market price of our common stock.

    COMPETITION COULD REDUCE OUR MARKET SHARE AND DECREASE OUR
REVENUE.

    Each of our business units operates in a highly competitive environment, and we expect that competitive pressures will continue in the future. Many of our competitors have far greater financial, technological, marketing, personnel and other resources than us. The areas that we have identified for continued growth and expansion are also target market segments for some of the largest and most strongly capitalized companies in the United States and Europe. In response to competitive pressures, we may be required to reduce prices or increase spending in order to retain or attract customers or to pursue new market opportunities. As a result, our revenue, gross profit and market share may decrease, each of which could significantly harm our results of operations. In addition, increased competition could prevent us from increasing our market share, or cause us to lose our existing market share, either of which would harm our revenues and profitability. We cannot assure you that we will have the financial, technical, marketing and other resources required to successfully compete against current and future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition or results of operations.

    IF WE DEFAULT ON OUR OBLIGATIONS UNDER THE IBM CREDIT AGREEMENT, OUR BUSINESS OPERATIONS MAY BE MATERIALLY ADVERSELY AFFECTED.

    On several occasions during 2001 and 2002, we failed to comply with the covenants contained in our previous credit agreement with IBM Credit, and, as a result, at times we were in default under that agreement. We entered into the Third Amended and Restated Term Credit Agreement with IBM Credit, which we refer to as the IBM Credit
Agreement, which became effective on March 27, 2002, upon the completion of the merger between pre-merger Digital Angel and MAS. The IBM Credit Agreement contains various financial and other restrictive covenants that, among other things, limit our ability to borrow additional funds and declare and pay dividends, and requires us, and Digital Angel
Corporation to, among other things, maintain various financial ratios and comply with various other financial covenants. At June 30, 2002, we, and Digital Angel Corporation, were not in compliance with certain of the financial ratios contained in the IBM Credit Agreement and we were not in compliance with other provisions of the IBM Credit Agreement. On August 21, 2002, IBM Credit provided us with a waiver of such noncompliance. As consideration for the waiver, we issued to IBM a five-year warrant to purchase approximately 2.9 million shares of our common stock at $0.15 per share and a warrant to purchase 1,849,000 shares of VeriChip Corporation's common stock at $.05 per share. On September 30, 2002, we entered into an amendment to the IBM Credit Agreement, which revised certain financial covenants relating to our performance and the financial position and performance of Digital Angel Corporation for the quarter ended September 30, 2002, and the fiscal year ending December 31, 2002. On November 1, 2002, we entered into an amendment to the IBM Credit Agreement, which further revised certain covenants relating to the financial performance of Digital Angel Corporation for the quarter ended September 30, 2002, and the fiscal year ending December 31, 2002. Based upon our and Digital Angel Corporation's current level of operations, we believe that we and Digital Angel Corporation will be able to maintain compliance with these revised financial covenants. However, in the future, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, these may impact our ability to remain in compliance with the covenants. Failure to obtain any required waivers may have a material adverse effect on our business and financial condition. In the absence of a waiver or amendment to the financial covenants, such noncompliance would constitute an event of default under the IBM Credit Agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts we owe them. We do not currently have available funds to repay the amounts owed to IBM Credit if the maturity of the obligation is accelerated. If IBM Credit were to accelerate these obligations and enforce its rights against the collateral securing these obligations, without additional financing resources, there would be substantial doubt that we would be able to continue operations in the normal course of business.

    IF WE NEED ADDITIONAL CAPITAL FOR OUR ONGOING OPERATIONS OR TO REPAY IBM CREDIT, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS IN THE NORMAL COURSE OF BUSINESS.

    We may require additional capital for our ongoing operations or to repay IBM Credit the amounts owed it. Under the terms of the IBM Credit Agreement, amounts outstanding bear interest at an annual rate of 17% and mature on February 28, 2003. No principal or interest payments are due until the maturity date. However, the maturity date will be automatically extended to February 28, 2004, if we repay at least $32.8 million, or 40%, of the original principal amount outstanding, plus accrued interest and expenses, prior to February 28, 2003. If the maturity date is extended to February 28, 2004, the maturity date will be automatically extended again to February 28, 2005, if we repay an additional $32.8 million, or 40%, of the original principal amount outstanding, plus accrued interest and expenses, prior to February 28, 2004. Any amounts outstanding at February 28, 2005, must be repaid by August 31, 2005. If all amounts are not repaid by February 28, 2003, the unpaid amount will accrue interest at an annual rate of 25%. If all amounts are not repaid by February 28, 2004, the interest rate increases to 35%. We do not currently have the funds that will be required for such payments, and there is no likelihood that the funds will be available when required for these payments. Shares of Digital Angel Corporation common stock, which we transferred to a Delaware business trust, may be liquidated, if so directed by IBM Credit, to provide funds necessary to make these payments. Such liquidation of the shares of Digital Angel common stock will be made in accordance with the SEC rules and regulations governing affiliates.

    The IBM Credit Agreement prohibits us from borrowing funds from other lenders, and will not provide for any further advances by IBM Credit. Accordingly, there can be no assurance that we will have access to funds necessary to provide for our ongoing operating expenses to the extent not provided from our ongoing operating revenue. Failure to obtain additional funding may have a negative impact on our business, financial condition and results of operations. In the absence of a waiver or amendment to the financial covenants, such noncompliance would constitute an event of default under the IBM Credit Agreement, and IBM Credit would be entitled to accelerate the maturity of all amounts we owe them. We do not currently have available funds to repay the amounts owed to IBM Credit if the maturity of the obligation is accelerated. If IBM Credit were to accelerate these obligations and enforce its rights against the collateral securing these obligations, without additional financing resources, there would be substantial doubt that we would be able to continue operations in the normal course of business.

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

    We have never declared or paid dividends on our common stock, and we cannot assure you that any dividends will be paid in the foreseeable future. Our IBM Credit Agreement places restrictions on the declaration and payment of dividends. We intend to use any earnings which we generate to finance our operations and to repay the amounts outstanding under the IBM Credit Agreement, and, we do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock will provide a return to our stockholders.

    PROVISIONS IN OUR EMPLOYMENT AGREEMENTS MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, DESPITE THE POSSIBLE BENEFITS TO OUR
STOCKHOLDERS.

    Our employment or other agreements with Richard Sullivan and Jerome Artigliere include change of control provisions under which the employees may terminate their employment within one year after a change of control and are entitled to receive specified severance payments and/or continued compensation payments for sixty months. The employment agreement for Richard Sullivan also provides for supplemental compensation payments for sixty months upon termination of employment, even if there is no change in control, unless his employment is terminated due to a material breach of the terms of the employment agreement. Also, our agreements with Richard Sullivan and Garrett Sullivan, our former president, provide for certain "triggering events," which include a change in control, the termination of Richard Sullivan's employment other than for cause, or if Richard Sullivan ceases to hold his current position with us for any reason other than a material breach of the terms of his employment agreement. In that case, we would be obligated to pay, in cash and/or in stock, $12.1 million and $3.5 million, respectively, to Richard Sullivan and to Garrett Sullivan, in addition to certain other compensation. Finally, the employment agreements provide for a gross up for excise taxes which are payable by these executive officers if any payments upon a change of control are subject to such taxes as excess parachute payments.

    Under the terms of the IBM Credit Agreement, we are prevented from making cash payments to various executive officers, including certain portions of Richard J. Sullivan's salary and bonus in cash and, including the payments described in the preceding paragraph in cash to Richard Sullivan, Garrett Sullivan and Jerome Artigliere until our obligations to IBM Credit are repaid in full. Our obligations to make the payments described in the preceding paragraph could adversely affect our financial condition or could discourage other parties from entering into transactions with us, which might be treated as a change in control or triggering event for purposes of these agreements.

    WE MAY NOT PREVAIL IN ONGOING LITIGATION AND MAY BE REQUIRED TO PAY SUBSTANTIAL DAMAGES.

    In addition to the litigation described in PART II. OTHER INFORMATION, ITEM 1. LEGAL PROCEEDINGS, we are party to various legal actions as either plaintiff or defendant in the ordinary course of business. While we believe that the final outcome of these proceedings will not have a material adverse effect on our financial position, cash flows or results of operations, we cannot assure the ultimate outcome of these actions and the estimates of the potential future impact on our financial position, cash flows or results of operations for these proceedings could change in the future. In addition, we will continue to incur additional legal costs in connection with pursuing and defending such actions.

    WE CANNOT ENSURE THE VALIDITY OR PROTECTION OF OUR INTELLECTUAL PROPERTY RIGHTS OR PATENT RIGHTS.

    Our ability to commercialize any of our products under development will depend, in part, on our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties. There can be no assurance that the patent applications licensed to or owned by us will result in issued patents, that patent protection will be secured for any particular technology, that any patents that have been or may be issued to us will be valid or enforceable or that any patents will provide meaningful protection to us. Furthermore, we do not own the VeriChip technology that is produced under patents #6,400,338 and #5,211,129. This technology is owned by Digital Angel Corporation and licensed to VeriChip under an exclusive product and technology license with a remaining term of approximately ten and one-half years. We cannot provide assurances that VeriChip Corporation will retain licensing rights to the use of these patents beyond the licensing period.

    There can be no assurance that the patents owned and licensed by us, or any future patents, will prevent other companies from developing similar or equivalent products. Furthermore, there can be no assurance that any of our future products or methods will be patentable, that such products or methods will not infringe upon the patents of third parties, or that our patents or future patents will give us an exclusive position in the subject matter claimed by those patents. We may be unable to avoid infringement of third party patents and may have to obtain a license, defend an infringement action, or challenge the validity of the patents in court. There can be no assurance that a license will be available to us, if at all, on terms and conditions acceptable to us, or that we will prevail in any patent litigation. Patent litigation is costly and time consuming, and there can be no assurance that we will have or will devote sufficient resources to pursue such litigation. If we do not obtain a license under such patents and if we are found liable for infringement or if we are not able to have such patents declared invalid, we may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use, or sale of products requiring such licenses.

    We also rely on trade secrets and other unpatented proprietary information in our product development activities. To the extent that we rely on trade secrets and unpatented know-how to maintain our competitive technological position, there can be no assurance that others may not independently develop the same or similar technologies. We seek to protect trade secrets and proprietary knowledge in part through confidentiality agreements with our employees, consultants, advisors and collaborators. Nevertheless, these agreements may not effectively prevent disclosure of our confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure of such information.

    OUR BUSINESS IS SUBJECT TO GOVERNMENT REGULATION.

    Some of our current or future products may be subject to government regulation and, in some cases, pre-approval. By letter dated October 17, 2002, the Food and Drug Administration (the "FDA") issued a determination that the VeriChip product is not a medical device under
Section 513(g) of the Federal

         Food, Drug and Cosmetic Act with respect to the intended security, financial and personal identification/safety applications. However, the FDA further stated in its determination letter that with respect to the use of the VeriChip product in health information applications, VeriChip is a medical device subject to the FDA's jurisdiction. On November 8, 2002, we received a letter from the FDA, based upon correspondence from us to the FDA, warning us not to market VeriChip for medical applications. While we currently intend to market and distribute the VeriChip product for security, financial and personal identification/safety applications, in the future, we plan to expand our marketing and distribution efforts to health information applications of the product, subject to any and all necessary FDA and other approvals. There can be no assurances that the required FDA regulatory reviews will be conducted in a timely manner or that regulatory approvals will be obtained. Our future failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution, any of which could have a material adverse effect on us.

    Digital Angel is subject to federal, state and local regulation in the United States and other countries, and it cannot predict the extent to which it may be affected by future legislative and other regulatory developments concerning its products and markets. Digital Angel develops, assembles and markets a broad line of electronic and visual identification devices for the companion animal, livestock and wildlife markets. Digital Angel's readers must and do comply with the FCC Part 15 Regulations for Electromagnetic Emissions, and the insecticide products purchased and resold by Digital Angel have been approved by the U.S. Environmental Protection Agency (EPA) and are produced under EPA regulations. Sales of insecticide products are incidental to Digital Angel's primary business and do not represent a material part of its operations or revenues. Digital Angel's products also are subject to compliance with foreign government agency requirements. Digital Angel's contracts with its distributors generally require the distributor to obtain all necessary regulatory approvals from the governments of the countries into which they sell Digital Angel's products. However, any such approval may be subject to significant delays. Some regulators also have the authority to revoke approval of previously approved products for cause, to request recalls of products and to close manufacturing plants in response to violations. Any actions by these regulators could materially adversely affect Digital Angel's business.

    WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS FROM THE USE OF OUR
PRODUCTS.

    Manufacturing, marketing, selling, and testing our products under development entails a risk of product liability. We could be subject to product liability claims in the event our products or products under development fail to perform as intended. Even unsuccessful claims could result in the expenditure of funds in litigation and the diversion of management time and resources and could damage our reputation and impair the marketability of our products. While we maintain liability insurance, there can be no assurance that a successful claim could not be made against us, that the amount of indemnification payments or insurance would be adequate to cover the costs of defending against or paying such a claim, or that damages payable by us would not have a material adverse effect on our business, financial condition, and results of operations and on the price of our common stock.

    THE THERMO LIFE TECHNOLOGY HAS NOT YET BEEN DEVELOPED FOR
COMMERCIAL DEPLOYMENT.

    The Thermo Life technology has been successfully tested in the laboratory. Our ability to develop and commercialize products based on this proprietary technology will depend on our ability to develop our products internally on a timely basis. No assurances can be given as to when or if the Thermo Life technology will be successfully marketed.

    OUR SUCCESS DEPENDS ON OUR ABILITY TO SELL INCREASING QUANTITIES OF OUR PRODUCTS.

    Our success currently depends primarily upon our ability to successfully market and sell increasing quantities of our products. Our ability to successfully sell increasing quantities of our products will depend significantly on the increasing acceptance of our products. Our failure to sell our products would have a material adverse effect on us. Unfavorable publicity concerning our products or technology also could have an adverse effect on our ability to obtain regulatory approvals and to achieve acceptance by intended users; any of which would have a material adverse effect on us.

    WE HAVE BEEN, AND MAY CONTINUE TO BE, ADVERSELY AFFECTED BY RECENT
EVENTS.

    The events of September 11, 2001, in New York City and Washington D.C. have, and are likely to continue to have, a negative effect on the economic condition of the U.S. financial markets in general and on the technology sector in particular. As a result of the current economic slowdown, which was worsened by the events of September 11, 2001, we have experienced deteriorating sales for certain of our businesses. This resulted in the shut down of several of our businesses during the third and fourth quarters of 2001, which resulted in a decrease in our revenues during 2002. Also, letters of intent that we had received during the last half of 2001 and the first quarter of 2002 related to the sales of certain of our businesses indicated a decline in their fair values. As a result, we recorded asset impairment charges and increased inventory reserves during the third and fourth quarters of 2001. If the economic condition of the U.S. financial markets in general and of the technology sector in particular do not improve in the near term, and if the current economic slowdown continues, we may be forced to shut down additional businesses, causing us to incur additional charges, which could have a material adverse effect on our business, operating results and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 14(c) and 15d - 14(c)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, they have concluded that the Company's current disclosure controls and procedures are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

(b)  Changes in Internal Controls

There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to November 14, 2002, the date of evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We, and certain of our subsidiaries, are parties to various legal actions as either plaintiff or defendant and accordingly, have recorded certain reserves in our financial statements as of September 30, 2002. In our opinion, these proceedings are not likely to have a material adverse affect on our financial position, our cash flows or our overall trends in results. The estimate of the potential impact on our financial position, our overall results of operations or our cash flows for these proceedings could change in the future.

    On June 8, 2001, three individuals filed suit against us and four of our officers in the United States District Court for Delaware seeking equitable relief and damages. The plaintiffs had acquired our stock when the company in which they were shareholders, Computer Equity Corporation, was merged into one of our subsidiaries in 2000. The suit alleged, inter alia, that, because of asserted violations of federal and state securities laws and breach of a contract by us, the merger transaction should be rescinded. The suit was not served until August 6, 2002, by which time, a First Amended Complaint had been filed. As amended, the suit had eight plaintiffs, all of whom had formerly owned stock in Computer Equity

Corporation. The various counts of the complaint asserted violations of federal and state securities laws for our alleged failure to register timely the shares issued in connection with the merger; breach of contract by us for allegedly failing to comply with a registration rights agreement regarding the shares; and breach of a covenant of good faith and fair dealing arising from the same matters. In addition, in two counts the plaintiffs sought a declaratory judgment that any future payments due to them under the merger agreement, so called "earnout" payments, due on or before September 30, 2001, and 2002, be made in cash instead of through issuance of stock, as is permitted in the agreement, because of our alleged failures with regard to registration of shares in the past. The damages sought were those which allegedly arose because of the claimed delay in the registration of the stock issued in connection with the merger in 2000 and described in the First Amended Complaint as being "not less than $1 million." On October 18, 2001, the eight plaintiffs filed a motion for leave to file a second amended complaint. The proposed second amended complaint added Computer Equity Corporation as a defendant. It continued to assert claims for violation of federal securities law, breach of contract for failure to comply with a registration rights agreement, and breach of the covenant of good faith and fair dealing. The proposed second amended complaint added a breach of contract claim for failure to make the September 30, 2001 "earnout" payment. All other claims were eliminated. Plaintiffs sought over $10 million in damages and rescission, as they asked the Court to return the shares of Computer Equity Corporation. In January 2002, the Delaware court dismissed the action without prejudice. Certain of the plaintiffs filed a new lawsuit in Delaware Chancery Court, claiming amounts in connection with the earnout and claiming damages relating to the registration of the shares previously issued to them. On July 15, 2002, we entered into a settlement and release agreement with the plaintiffs on behalf of themselves and on behalf of the former shareholders of Computer Equity Corporation. Under the terms of the settlement agreement and in satisfaction of all claims relating to the merger agreement, we issued 8,000,000 shares of our common stock to the former stockholders of Computer Equity Corporation. The shares were valued at $3.0 million and have been reflected as additional goodwill at June 30, 2002. On August 23, 2002, we issued an additional 100,000 shares of our common stock to the former stockholders of Computer Equity Corporation in settlement of other matters, which shares were valued at approximately $56,000.

    During the quarter ended March 31, 2002, 510 Ryerson Road Inc. filed a lawsuit against us and one of our subsidiaries in connection with a lease for a facility that we vacated prior to the expiration of the lease and which is no longer in use. The trial has been set for December 2002.



    In May 2002, a purported securities fraud class action was filed against us and one of our directors. In the following weeks, fourteen virtually identical complaints were filed and they have now been consolidated into a single action. In re Applied Digital Securities Litigation in the United States District Court for the Southern District of Florida. The primary allegations in the recently filed Amended Consolidated Complaint include claims that:

    o we recklessly engaged in a strategy of acquiring subsidiaries without regard to any strategic worth;
    o  we lacked the necessary accounting controls over our subsidiaries;
    o we manipulated our stock price through the issuance of press releases; and
    o our statements about our subsidiaries Intellesale, Inc. and VeriChip Corporation were false and misleading.

    We believe these claims, and the action in general, are without merit and we intend to vigorously defend the action.

    In July 2002, SRZ Trading LLC filed a derivative complaint in the Circuit Court of Cole County, Missouri against us, and several of our officers and directors. The complaint alleges that we misrepresented our financial condition and disseminated false and misleading statements about VeriChip. The plaintiff demanded monetary relief in an unspecified amount. We believe the action is without merit and intend to vigorously defend against it. On September 25, 2002, The Bank of Scotland filed a complaint in the Court of Session in Edinburgh, Scotland against us alleging that we owe them money under the terms of an agreement dated December 18, 2000, governing the Senior Term Loan and Overdraft Facilities ("Loan Agreement"). Under the terms of the Loan Agreement, Caledonian Venture Holding Limited was purchased by us through the issuance of our common stock. The complaint alleges that we are liable for a shortfall of approximately $565,000 created under the price protection provision of the loan.

ITEM 2. CHANGES IN SECURITIES

    Recent Sales of Unregistered Securities

    The following table lists all unregistered securities sold by the Company between July 1, 2002 and Septemeber 30, 2002. These shares were issued in (i) connection with the earnout provision of an acquisition agreement (ii) for settlement of legal disputes, or (iii) for purchases of equipment. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or Rule 506 of Regulation D promulgated thereunder.

    Name/Entity/Nature       Date of Sale            Aggregate       Number of    Note   Issued For       Number of
                                                     Amount of       Persons                              Common Shares
                                                     Consideration
    --------------------------------------------------------------------------------------------------------------------
    Foley & Lardner          July, 2002              $3,056,000      1            1      Settlement          8,100,000
    Sudiar Limited           August, 2002               278,000      1            2      Settlement            719,012
    Avnet, Inc.              August, 2002                27,000      1            3      Settlement             54,000
    Timely Technology Corp.  September, 2002          3,609,600      1            4      Acquisition         5,502,439
                                                                                                          --------------
                                                                                                            14,375,451
                                                                                                          ==============

1. Represents shares issued in connection with the settlement of certain litigation between us, and the former shareholders of Computer Equity Corporation, which transaction was exempt from registration pursuant to
     Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the purchaser was acquiring the shares for investment and not for resale, and that the purchaser acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.
2. Represents shares issued to a creditor of Caledonian Venture Holdings Limited (CVH) in connection with the acquisition of CVH and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The transaction document included an acknowledgment that the sale was not registered, that the party was acquiring the shares for investment and not for resale, and that the party acknowledged that it must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.
3. Represents shares issued for amounts owed to Avnet, Inc. for purchases of computer equipment, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that shares were acquired for investment and not for resale, and that the shares must be held until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted. Nasim Kahn, an officer of Avenet, Inc., has sole voting and dispositive power with respect to the shares held by Avnet, Inc.
4. Represents shares issued to the selling shareholder(s) in connection with the "earnout" provision of the agreement of sale relating to a prior private transaction directly negotiated by the shareholders in connection with the sale of their business to us, which transaction was exempt from registration pursuant to Rule 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

     (b)  REPORTS ON FORM 8-K

     On November 13, 2002, we filed a Current Report on Form 8-K, which announced that our common stock will begin to trade on the Nasdaq SmallCap Market effective November 12, 2002.

                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Applied Digital Solutions, Inc.
                                             (Registrant)


Dated: November 14, 2002            By:    /S/ EVAN C. MCKEOWN
                                        --------------------------
                                             Evan C. McKeown
                                         Vice President and Chief
                                            Financial Officer

              APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard J. Sullivan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Applied Digital Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Richard J. Sullivan
Richard J. Sullivan
Chairman, Chief Executive Officer and Secretary

              APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Evan C. McKeown, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Applied Digital Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Evan C. McKeown
Evan C. McKeown
Vice President and Chief Financial Officer

EXHIBITS

Exhibit
Number  Description
------- -----------

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

3.4 Amended and Restated Bylaws of the Company dated March 31, 1998 (incorporated herein by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 filed with the Commission on August 14, 2002).

3.5 Amendment to Bylaws of the Company dated April 4, 2002 (incorporated herein by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 filed with the Commission on August 14, 2002).

10.1 Third Amended and Restated Term Credit Agreement dated March 1, 2002 among Applied Digital Solutions, Inc., Digital Angel Share Trust and IBM Credit Corporation (incorporated by reference to Exhibit 10.2 to the Company' Current Report on Form 8-K filed with the Commission on March 8, 2002).

10.2 Letter dated August 13, 2002 from IBM Corporation discussing the waiver of certain existing defaults under the Third Amended and Restated Term Credit Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 filed with the Commission on August 14, 2002).

10.3 Waiver Agreement from IBM Credit Corporation, waiving existing defaults under the Third Amended and Restated Term Credit Agreement as of June 30, 2002 (incorporated herein by reference to Exhibit
        10.20 to the registrant's Registration Statement on Form S-1
        (File No. 333-98799) filed with the Commission on August 27, 2002)

10.4 Amendment to the Third Amended And Restated Term Credit Agreement dated as of September 30, 2002 (incorporated herein by reference to Exhibit 10.21 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on November 5, 2002).

10.5 Amendment to the Third Amended And Restated Term Credit Agreement dated as of November 1, 2002 (incorporated herein by reference to Exhibit 10.22 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on November 5, 2002).

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith