Form 10-K
period 2002-12-31
APPLIED DIGITAL SOLUTIONS INC
filed 2003-03-31
CIK 924642

     As filed with the Securities and Exchange Commission on March 31, 2003
------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------

                                    FORM 10-K

                                   (Mark One)
                      [X] ANNUAL REPORT PURSUANT TO SECTION
                          13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       or
           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

                        COMMISSION FILE NUMBER: 000-26020

                         APPLIED DIGITAL SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

            MISSOURI                                      43-1641533
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                  400 ROYAL PALM WAY, SUITE 410
                       PALM BEACH, FLORIDA                33480
             (Address of principal executive offices)   (Zip code)

                                 (561) 805-8000
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

At June 30, 2002, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, based upon the closing price of our stock on that date of $0.65 per share was approximately $172,981,598.

At March 27, 2003, 284,612,961 shares of our common stock were outstanding. The market value of our common stock held by non-affiliates on March 27, 2003, was $90,598,127.

Documents Incorporated by Reference: None

                                TABLE OF CONTENTS

ITEM   DESCRIPTION                                                       PAGE

       PART I

1.     Business                                                            4
2.     Properties                                                         24
3.     Legal Proceedings                                                  25
4.     Submission of Matters to a Vote of Security Holders                26

       PART II

5.     Market for Registrant's Common Equity and Related Stockholder
       Matters                                                            27
6.     Selected Financial Data                                            29
7.     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                          32
7A.    Quantitative and Qualitative Disclosures About Market Risk         54
8.     Financial Statements and Supplementary Data                        54
9.     Changes in and Disagreements With Accountants on
       Accounting and Financial Disclosures                               54

       PART III

10.    Directors and Executive Officers of the Registrant                 57
11.    Executive Compensation                                             61
12.    Security Ownership of Certain Beneficial Owners and Management
       and Related Stockholder Matters                                    66
13.    Certain Relationships and Related Transactions                     68
14.    Controls and Procedures                                            69

       PART IV

15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K   70
       Signatures                                                         71
       Certifications                                                     72

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performances or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

         Forward-looking statements include, but are not limited to:

            o our ability to raise the required funds to repay our obligations to IBM Credit Corporation (IBM Credit);

            o our growth strategies including, without limitation, our ability to deploy our products and services including Digital Angel(TM), Thermo Life(TM), VeriChip(TM) and Bio-Thermo(TM);

            o   anticipated trends in our business and demographics;

            o   the ability to hire and retain skilled personnel;

            o   relationships with and dependence on technological partners;

            o   uncertainties relating to customer plans and commitments;

            o our ability to successfully integrate the business operations of acquired companies;

            o   our future profitability and liquidity;

            o governmental export and import policies, global trade policies, worldwide political stability and economic growth; and

            o   regulatory, competitive or other economic influences.

         In some cases, you can identify forward-looking statements by terms such as "may," "should," "could," "would," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from estimates or forecasts contained in the forward-looking statements. Some of these risks and uncertainties are beyond our control. Also, these forward-looking statements represent our estimates and assumptions only as of the date the statement was made.

                                    PART I

         ITEM 1.  BUSINESS

         See "Risk Factors" beginning on page 14.

         GENERAL

         We are a Missouri corporation and were incorporated on May 11, 1993. Our business has evolved during the past few years. We have grown significantly through acquisitions and since 1996 we have completed 51 acquisitions. During the last half of 2001 and during 2002 we sold or closed many of the businesses we had acquired that we believed did not enhance our strategy of becoming an advanced digital technology development company. We have emerged from being a supplier of computer hardware, software and telecommunications products and services to becoming an advanced technology company that focuses on a range of life enhancing, personal safeguard technologies, early warning alert systems, miniaturized power sources and security monitoring systems combined with the comprehensive data management services required to support them. To date, we have four such products in various stages of development. They are:

            o Digital Angel(TM), for monitoring and tracking people and objects;

            o   Thermo Life(TM), a thermoelectric generator; and

            o VeriChip(TM), an implantable radio frequency verification device that can be used for security, financial, personal identification/safety and other applications; and

            o Bio-Thermo(TM), a temperature-sensing implantable microchip for use in pets, livestock and other animals.

         During the past several years, we developed a proprietary location and monitoring system that combines advanced biosensor technology and location technology (such as global positioning satellite (GPS)) in a watch/pager device that communicates through proprietary software to a secure 24/7 operations center in California. We filed an International Patent Application directed to the system, which has been published under publication no. W/0 02/44865. The application, which is in the name of Digital Angel Corporation, is currently pending in several countries. This technology provides "where-you-are" and "how-you-are" information about loved ones (particularly elderly relatives and children), their location and their vital signs via the subscriber's computer, personal digital assistant (PDA) or wireless telephone. We branded this technology Digital Angel and merged the technology with a company formerly known as Destron Fearing Corporation. Our goal was to create a new corporation underpinned by the patented technology and complemented by the products and services and revenues of our existing business segments. We united our existing GPS, application service provider and animal tracking business units to form Digital Angel Corporation, which we refer to as pre-merger Digital Angel. Effective March 27, 2002, pre-merger Digital Angel became its own public company through its merger into Medical Advisory Systems, Inc. (MAS) (AMEX:DOC). Currently, we are the beneficial owner of approximately 73.91% of this new company which has been renamed Digital Angel Corporation.

         Our wholly-owned subsidiary, Thermo Life Energy Corp., formerly Advanced Power Solutions, Inc., will develop, market and license our product, Thermo Life, a small thermoelectric generator powered by body heat. Thermo Life is intended to provide a miniaturized power source for a wide range of consumer electronic devices including attachable or implantable medical devices and wristwatches.

On July 9, 2002, we announced that we had achieved an important breakthrough:
3.0-volts of electrical power were successfully generated by Thermo Life in laboratory tests. We expect to begin marketing Thermo Life during the second half of 2003.

         We have developed a miniaturized, implantable verification chip called VeriChip that can be used in a variety of security, financial, personal identification/safety and other applications. On February 7, 2002, we announced that we had created a new wholly-owned subsidiary, VeriChip Corporation, that will develop, market and license VeriChip. About the size of a grain of rice, each VeriChip product contains a unique verification number. Utilizing our proprietary external radio frequency identification
(RFID) scanner, radio frequency energy passes through the skin energizing the dormant VeriChip, which then emits a radio frequency signal transmitting the verification number contained in the VeriChip. VeriChip technology is produced under patent registrations #6,400,338 and #5,211,129. This technology is owned by Digital Angel Corporation and licensed to VeriChip under an exclusive product and technology license with a remaining term of approximately ten years.

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

         We began marketing VeriChip for security, financial and personal identification/safety applications within the United States on October 24, 2002.

         On February 1l, 2003, we announced that we received written clearances from the FDA and the United States Department of Agriculture to market our new product, Bio-Thermo, for use in pets, livestock and other animals. Bio-Thermo is our first fully integrated implantable bio-sensing microchip that can transmit a signal containing accurate temperature readings to our proprietary RFID scanners. With this new technology, accurate temperature readings can be obtained by simply passing the RFID handheld scanner over the animal or by having the animal walk through a portal scanner. We believe that Bio-Thermo and other biosensors developed in the future, will provide vital internal diagnostics about the health of animals more efficiently and accurately than the invasive techniques used in the industry today.

         The majority of our operations are the result of acquisitions completed during the last six years. Our revenues from continuing operations were $99.6 million, $156.3 million, $134.8 million, $129.1 million and $74.3 million, respectively, in 2002, 2001, 2000, 1999 and 1998.

         BUSINESS STRATEGY

         Our business strategy is to position ourselves as an advanced technology development company through the development and commercialization of proprietary technology such as Digital Angel, Thermo Life, VeriChip and Bio-Thermo.

         RECENT DEVELOPMENTS

         Digital Angel/MAS Merger

         On March 27, 2002, pre-merger Digital Angel merged with MAS, and MAS changed its name to Digital Angel Corporation. Also, pursuant to the merger agreement, we contributed all of our stock in Timely Technology Corp., our wholly-owned subsidiary, and Signature Industries, Limited, our 85% owned subsidiary. Prior to the merger, pre-merger Digital Angel, Timely Technology Corp. and Signature Industries, Limited were collectively referred to as the Advanced Wireless Group (AWG). In satisfaction of a condition to the consent to the merger by IBM Credit, we transferred all shares of Digital Angel Corporation common stock owned by us to a Delaware business trust, which we refer to herein as the Digital Angel Trust, controlled by an advisory board and, as a result, the Digital Angel Trust has legal title to approximately 73.91% of the Digital Angel Corporation common stock. The Digital Angel Trust has voting rights with respect to the Digital Angel Corporation common shares until we repay our obligations to IBM Credit in full. We have retained beneficial ownership of the shares. The Digital Angel Trust may be obligated to liquidate the shares of Digital Angel Corporation common stock owned by it for the benefit of IBM Credit in the event we fail to make payments, or otherwise default under our IBM Credit Agreement as more fully discussed below.

         IBM Credit Agreement

         Our Third Amended and Restated Term Credit Agreement with IBM Credit, which we refer to herein as the IBM Credit Agreement, contained covenants relating to our financial position and performance, as well as the financial position and performance of Digital Angel Corporation. On September 30, 2002, we entered into an amendment to the IBM Credit Agreement, which revised certain financial covenants relating to our financial performance and the financial position and performance of Digital Angel Corporation for the quarter ended September 30, 2002 and the fiscal year ending December 31, 2002. On November 1, 2002, we entered into another amendment to the IBM Credit Agreement, which further revised certain covenants relating to the financial performance of Digital Angel Corporation for the quarter ended September 30, 2002, and the fiscal year ending December 31, 2002. At September 30, 2002, we and Digital Angel Corporation were in compliance with the revised covenants under the IBM Credit Agreement. At June 30, 2002, we were not in compliance with our Minimum Cumulative Modified EBITDA debt covenant and with other provisions of the IBM Credit Agreement and Digital Angel Corporation was not in compliance with its Minimum Cumulative Modified EBITDA and Current Assets to Current Liabilities debt covenants. On August 21, 2002, IBM Credit provided us with a waiver of such noncompliance. As consideration for the waiver, we issued to IBM Credit a five year-warrant to acquire 2.9 million shares of our common stock at $0.15 per share, valued at approximately $1.3 million, and a five year-warrant to purchase approximately 1.8 million shares of our wholly-owned subsidiary, VeriChip Corporation's, common stock at $0.05 per share, valued at approximately $44 thousand. At December 31, 2002, we did not maintain compliance with the revised financial performance covenant under the IBM Credit Agreement and Digital Angel Corporation did not maintain compliance with certain financial covenants under its credit agreement with its lender, Wells Fargo Business Credit, Inc. (Wells Fargo). Well Fargo provided Digital Angel Corporation with a waiver of non-compliance. IBM Credit did not provide a waiver.

         Under the terms of the IBM Credit Agreement we were required to repay IBM Credit Corporation $29.8 million of the $77.2 million outstanding principal balance currently owed to them, plus $16.4 million of accrued interest and expenses (totaling approximately $46.2 million), on or before February 28, 2003. We did not make such payment by February 28, 2003. On March 3, 2003, IBM Credit notified us that we had until March 6, 2003, to make the payment. We did not make the payment on March 6, 2003, as required. Our failure to comply with the payment terms imposed by the IBM Credit Agreement and to maintain compliance with the financial performance covenant constitute events of default under the IBM Credit Agreement. On March 7, 2003, we received a letter from IBM Credit declaring the loan in default and indicating that IBM Credit would exercise any and/or all of its remedies.

         Term Sheet

         On March 27, 2003, we announced that we had executed a forbearance agreement term sheet with IBM Credit. The forbearance agreement will become effective on or about March 31, 2003. In turn, we also agreed to dismiss with prejudice a lawsuit we filed against IBM Credit and IBM Corporation in Palm Beach County, Florida on March 6, 2003.

         The payment provisions of the forbearance agreement term sheet are as follows:

                  o the Tranche A Loan, consisting of $68.0 million plus accrued interest, must be repaid in full no later than September 30, 2003, provided that all but $3 million of the Tranche A Loan (the "Tranche A Deficiency Amount") will be deemed to be paid in full on such date if less than the full amount of the Tranche A Loan is repaid but all of the net cash proceeds of the Digital Angel Corporation shares held in the Digital Angel Trust are applied to the repayment of the Tranche A Loan. The Tranche A Deficiency Amount (if any) must be repaid no later than March 31, 2004; and

                  o the Tranche B Loan, consisting of $9.2 million plus accrued interest, must be repaid in full no later than March 31, 2004. Effective March 25, 2003, the Tranche B Loan will bear interest at seven percent (7%) per annum.

         The Tranche A and B Loans may be purchased under the terms of the forbearance agreement term sheet by or on our behalf as follows:

                  o the loans and all the other obligations may be purchased on or before June 30, 2003, for $30 million in cash;

                  o the loans and all the other obligations may be purchased on or before September 30, 2003, for $50 million in cash; and

                  o the Tranche A Loan may be purchased on or before September 30, 2003, for $40 million in cash with an additional $10 million cash payment due on or before December 31, 2003. Payment of any of these amounts by the dates set forth herein will constitute complete satisfaction of any and all of our obligations to IBM Credit under the IBM Credit Agreement.

         In addition, we have agreed under the terms of the forbearance agreement term sheet that the Digital Angel Trust will immediately engage an investment bank to pursue the sale of the 19,600,000 shares of Digital Angel Corporation common stock that are currently held in the Digital Angel Trust. All proceeds from the sale of the Digital Angel Corporation common stock will be applied to the loans and other obligations to satisfy the Tranche A payment provisions as discussed above, in the event that the Company has not satisfied its purchase rights by September 30, 2003.

         The forbearance agreement term sheet also modifies other provisions of the IBM Credit Agreement, including but not limited to, the imposition of additional limitations on permitted expenditures.

         Provided there has not earlier occurred a "Termination Event," as defined, at the end of the forbearance period, the provisions of the forbearance agreement shall become of no force and effect. At that time, if the repayment terms of the forbearance agreement are not met, IBM Credit will be free to exercise and enforce, or to take steps to exercise and enforce, all rights, powers, privileges and remedies available to them under the IBM Credit Agreement, as a result of the payment and covenant defaults existing on March 24, 2003. If we are not successful in satisfying the repayment obligations under the forbearance agreement or we do not comply with the terms of the forbearance agreement or the IBM Credit Agreement, and IBM Credit were to enforce its rights against the collateral securing the obligations to IBM Credit, there would be substantial doubt that we would be able to continue operations in the normal course of business.

         Other

         The Staff of the Securities and Exchange Commission's Southeast Regional Office is conducting an informal inquiry concerning us. We are fully and voluntarily cooperating with this informal inquiry. At this point, we are unable to determine whether this informal investigation may lead to potentially adverse action.

         As of December 31, 2002, the net book value of our goodwill was $67.8 million. There was no impairment of goodwill upon our adoption of FAS 142 on January 1, 2002. Upon our annual review for impairment during the fourth quarter of 2002, we recorded an impairment charge of $62.2 million associated with our Digital Angel Corporation segment. The impairment relates to the goodwill associated with the acquisition of MAS in March 2002, and to Digital Angel Corporation's Wireless and Monitoring segment. Future goodwill impairment reviews may result in additional write-downs. In addition, Digital Angel Corporation wrote down $6.4 million of property and equipment related to software associated with its Wireless and Monitoring segment. As of December 31, 2002, Digital Angel Corporation's Wireless and Monitoring segment has not recorded any significant revenue from its Digital Angel product, and therefore, it was determined that the goodwill and software were impaired.

         On June 8, 2002, our shareholders approved an increase in the number of common shares authorized from 345.0 million to 435.0 million. Our articles of incorporation were amended effective December 20, 2002, to reflect the increase in authorized shares.

         From July 12, 2002, to July 30, 2002, our common stock was traded on the Pink Sheets under the symbol "ADSX.PK." Prior to that time, our shares were traded on the Nasdaq National Market (NasdaqNM). Effective July 31, 2002, our shares were relisted on the NasdaqNM under the symbol "ADSX." As a condition of our relisting, Nasdaq advised us that we had until October 25, 2002, to regain compliance with the minimum closing bid price requirement of at least $1.00 per share, and, immediately following, a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive trading days. We were unable to satisfy the minimum closing bid price requirement by October 25, 2002, and, as a result, effective November 12, 2002, our common stock began trading on the SmallCap, under our existing stock symbol ADSX. To maintain our SmallCap listing, we must continue to comply with the SmallCap's listing requirements and, prior to October 2003, regain the minimum bid requirement of at least $1.00 per share for a minimum of ten (10) consecutive trading days.

         Effective December 10, 2002, Dennis G. Rawan joined our Board of Directors. Mr. Rawan has extensive financial experience, having practiced as a Certified Public Accountant and served as a Chief Financial Officer of a publicly held company. He serves as Chairman of the Audit Committee of our Board of Directors.

         On March 21, 2003, our Chairman of the Board of Directors and Chief Executive Officer Richard J. Sullivan retired. Replacing him in these positions is Scott R. Silverman, our current President and Director. Our Board of Directors negotiated a satisfactory severance agreement with Mr. Sullivan under which Mr. Sullivan will receive a one-time payment of 56.0 million shares of our common stock and 10.9 million re-priced stock options. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. Under the terms of Mr. Sullivan's previous employment contract, we would have been obligated to make payments up to $17 million in cash or stock to Mr. Sullivan.

         On March 21, 2003, Jerome C. Artigliere resigned from his positions of Senior Vice President and Chief Operating Officer. Under the terms of his severance agreement, Mr. Artigliere will receive 4.8 million shares of our common stock and 2.3 million re-priced stock options. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. Replacing Mr. Artigliere is Kevin
H. McLaughlin. Mr. McLaughlin has served most recently as our majority-owned subsidiary SysComm International Corporation's Chief Executive Officer.

         BUSINESS SEGMENTS

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

         Advanced Technology

         The business units comprising our Advanced Technology segment represent those business units that we believe will provide the necessary synergies, support and infrastructure to allow us to develop, promote and fully-integrate our technology products and services. This segment specializes in security-related data collection, value-added data intelligence and complex data delivery systems for a wide variety of end users including commercial operations, government agencies and consumers. VeriChip and Thermo Life products are included in our Advanced Technology segment.

         As of December 31, 2002, 2001 and 2000, revenues from this segment accounted for 42.1%. 28.5% and 24.0%, respectively, of our total revenues.

         Customers
         ---------

         Our Advanced Technology segment delivers products and services across a multitude of industries, including government, insurance, utilities, communications and high tech. Some of this segment's largest customers include several agencies of the United States federal government and PSE&G. Other than customary payment terms, we do not offer any financing to our customers.

         Approximately $31.3 million, or 74.7%, and $27.4 million, or 61.5%, of our Advanced Technology segment's revenues for 2002 and 2001, respectively, were generated by our wholly-owned subsidiary, Computer Equity Corporation. Approximately 99.1% and 77.7% of Computer Equity Corporation's revenues during 2002 and 2001, respectively, were generated through sales to various agencies of the United States Federal Government. Computer Equity Corporation provides telecommunications products and services. Most of Computer Equity Corporation's business was being performed under a contract vehicle entitled Wire and Cable Service (WACS) that was managed by the General Services Administration (GSA). WACS allowed Computer Equity Corporation to provide government agencies with equipment and services for campus and building communications networks and related infrastructure without the need to follow the full procurement process for a new contract.

         The GSA contracting official responsible for WACS had notified Computer Equity Corporation that the WACS contract was expiring on September 30, 2003. Upon the expiration of WACS, no new WACS tasks can be started; however, tasks started prior to the expiration date can be completed. Due to the nature of the government's budget cycle, projects funded in 2003 with fiscal year 2002 and 2003 funds will be continued with an expected completion date by the end of 2004.

         In January 2003, the WACS contract was replaced with the CONNECTIONS contract. The CONNECTIONS contract has a three-year base term and five successive one-year renewal options and a contract ceiling of $35 billion. The CONNECTIONS contract is similar to the WACS contract in that it will allow Computer Equity Corporation to provide government agencies with equipment and services for campus and building communications networks and related infrastructure without the need to follow the full procurement process for a new contract.

         Competitors
         -----------

         Our Advanced Technology segment's competitors include General Dynamics, Inc., Engineering and Professional Services, Inc., CC-ops of California, American Systems Corporation, Nortel, Genesys, Avaya, Aestea, Metrix, People Soft, Cap Gemini, Datalan Corp. and Plural, Inc. We have less than one percent of the federal telecommunications market share. We believe our business to be highly competitive, and we expect that the competitive pressures we face will not diminish. Many of our competitors have greater financial, technological, marketing and other resources than we do.

         Digital Angel Corporation

         Our Digital Angel Corporation segment consists of the business operations of Digital Angel Corporation and is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects. Before March 27, 2002, the business of Digital Angel Corporation was operated in four divisions: Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other. With the acquisition of MAS on March 27, 2002, Digital Angel Corporation re-organized into four new divisions: Animal Applications (formerly Animal Tracking), Wireless and Monitoring (a combination of the former Digital Angel Technology and the Digital Angel Delivery System segments), GPS and Radio Communications (formerly Radio Communications and Other), and Medical Systems (formerly Physician Call Center and Other). Medical Systems represents the business activity of the newly acquired MAS.

         As of December 31, 2002, 2001 and 2000, revenues from this segment accounted for 33.7%, 22.9% and 16.5%, respectively, of our total revenues.

         Customers
         ---------

         During 2002, the top five customers, Schering-Plough, US Army Corps of Engineers, Biomark, Pacific States Marine and San Bernardino County accounted for 31.8% of Digital Angel Corporation's revenues; however, no single customer accounted for more than 10% of revenues. During 2001, the top five customers, Schering Plough, Merial, Pacific States Marine, San Bernardino County and the US Army Corps of Engineers accounted for 30.6% of this segment's revenues, one of which accounted for 10.4% of the segment's revenues.

         Competitors
         -----------

         The animal identification market is highly competitive. The principal competitors in the visual identification market are AllFlex USA, Inc. and Y-Tex Corporation and the principal competitors in the electronic identification market are AllFlex, USA, Inc., Datamars SA and Avid Plc.

         The principal competitor for the Digital Angel product is Whereify Wireless, Inc. We are not aware of any other competitors currently marketing products that compete with the Digital Angel product. However, we are aware of several potential competitors that have expressed an interest in developing and marketing similar technologies. There is no substantial revenue from product sales of any participant in this market.

         The principal competitors for the GPS and Radio Communications division are Tadiran Spectralink Ltd., Smith Group of Companies, Becker Avionic Systems, A.C.R. Electronics Inc. and Securicor Information Systems Ltd.

         Medical Systems competes in the maritime medical advice market with a few foreign government-operated entities. Further, there are several U.S. companies, as well as hospitals, that provide radio medical advice to ships at sea. While we believe that we have a competitive advantage, the barriers to entry into this market are relatively low, and there can be no assurance that other companies will not commence operations similar to those provided by Medical Systems and generate competition that does not now exist.

         SysComm International

         Our SysComm International segment consists of the business operations of our 52.5% owned subsidiary, SysComm International Corporation. This segment is a full service provider of Information Technology, or IT, solutions and products. It specializes in tailoring its approach to the individual customer needs. Doing business as "InfoTech," this segment provides IT consulting, networking, procurement, deployment, integration, migration and security services and solutions. It also provides on-going system and network maintenance services. During 2002, this segment continued its strategy of moving away from a product-driven systems integration business model to a customer-oriented IT solutions-based business model. It has further developed its deliverable IT solutions by adding new consulting and service offerings, and increasing the number of strategic alliances with outside technical service firms and manufacturers of high-end IT products.

         As of December 31, 2002, 2001 and 2000, revenues from this segment accounted for 22.8%, 21.9% and 20.2%, respectively, of our total revenues.

         Customers
         ---------

         A significant percentage of SysComm International's revenue is derived from sales to customers in educational institutions, the legal and financial community, medical facilities, museums and New York City agencies. Its customer base also includes retailers, manufacturers and distributors. During 2002, five customers, Deutsche Bank, Hackensack University Medical Center, Liberty Mutual, Morgan Stanley and Polytechnic University accounted for 23%, 22%, 11%, 11% and 11% of SysComm International's revenues, respectively. During 2001, two customers, Liberty Mutual and Mass Mutual Life Insurance accounted for 40% and 31% of SysComm International's revenues, respectively.

         Competitors
         -----------

         SysComm International competes in a highly competitive market with IT products and solutions providers that vary greatly in their size and technical expertise. Its primary competitors are Manchester Technologies, Inc., AlphaNet Solution, Inc., En Pointe Technologies, Inc. Micros-to-Mainframes, Inc. and Pomeroy Computer Resources. Additionally, we expect SysComm International to face further competition from new market entrants and possible alliances between competitors in the future.

         All Other
         ---------

         Business units that were part of our continuing operations and that were closed or sold during 2002 and 2001 are reported as All Other.

         Corporate/Eliminations
         ----------------------

         The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of our subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporation/Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions. Included in "Corporate/Eliminations" for the year ended December 31, 2002, is a non-cash compensation charge of $18.7 million associated with pre-merger Digital Angel options, which were converted into options to acquire shares of MAS in connection with the merger of pre-merger Digital Angel and MAS.

         Prior Segments
         --------------

         Prior to January 1, 2002, our business was organized into three segments: Applications, Services and Advanced Wireless. Prior period information has been restated to present our reportable segments on a comparative basis.

         On February 22, 2001, our senior management approved a plan to sell Intellesale, Inc. and all of our other non-core businesses. Our Board of Directors approved the plan on March 1, 2001. The results of operations, financial condition and cash flows of Intellesale and all of our other non-core businesses have been reported as Discontinued Operations in our financial statements and prior periods have been restated.

         GEOGRAPHIC AREAS

         Currently, we operate in two geographic areas: the United States, which comprises the majority of our operations, and the United Kingdom. Our United Kingdom operations consist of a company in our Digital Angel Corporation segment. The majority of our revenues and expenses in each geographic area, both from Continuing and Discontinued Operations, were generated in the same currencies, except as noted below.

         Previously, we operated in Canada. Our Canadian operation was comprised of an automotive manufacturing and engineering company, which was part of our Discontinued Operations, and which we disposed of in January 2002. Approximately 41% and 40% of the manufacturing and engineering company's revenues were generated in U.S. Dollars for the years ended December 31, 2001, and 2000, respectively, while 94% and 100% of its expenses were incurred in Canadian Dollars during the same respective periods.

         From mid-December 2000 to April 2002, we operated a United Kingdom company in our Advanced Technology segment. Approximately 89% of this company's revenues were generated in foreign currencies during 2002 and 2001, while approximately 45% of its expenses were generated in foreign currencies.

         We did not incur any significant foreign currency gains or losses during the three years ended

December 31, 2002.

         WEBSITE ACCESS TO INFORMATION AND DISCLOSURE OF WEB ACCESS TO COMPANY REPORTS

         Our website address is: http://www.adsx.com. We make available free of charge through our website our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC.

         RISK FACTORS

         WE HAVE DEFAULTED ON OUR OBLIGATIONS UNDER THE IBM CREDIT AGREEMENT, AND OUR BUSINESS OPERATIONS MAY BE MATERIALLY ADVERSELY AFFECTED.

         On several occasions during 2001, 2002 and 2003, we failed to comply with the covenants and payment terms contained in our credit agreements with IBM Credit, and, as a result, at times we were in default under those agreements. We entered into the IBM Credit Agreement with IBM Credit, which became effective on March 27, 2002, upon the completion of the merger between pre-merger Digital Angel and MAS. The IBM Credit Agreement contains various financial and other restrictive covenants that, among other things, limit our ability to borrow additional funds and declare and pay dividends, and requires us, and Digital Angel Corporation to, among other things, maintain various financial ratios and comply with various other financial covenants. At June 30, 2002, we, and Digital Angel Corporation, were not in compliance with certain of the financial ratios contained in the IBM Credit Agreement and we were not in compliance with other provisions of the IBM Credit Agreement. On August 21, 2002, IBM Credit provided us with a waiver of such noncompliance. As consideration for the waiver, we issued to IBM a five-year warrant to purchase approximately 2.9 million shares of our common stock at $0.15 per share and a warrant to purchase 1.8 million shares of VeriChip Corporation's common stock at $.05 per share. On September 30, 2002, we entered into an amendment to the IBM Credit Agreement, which revised certain financial covenants relating to our performance and the financial position and performance of Digital Angel Corporation for the quarter ended September 30, 2002, and the year ended December 31, 2002. On November 1, 2002, we entered into another amendment to the IBM Credit Agreement, which further revised certain covenants relating to the financial performance of Digital Angel Corporation for the quarter ended September 30, 2002, and the year ended December 31, 2002. At December 31, 2002, we did not maintain compliance with the revised financial performance covenant under the IBM Credit Agreement and Digital Angel Corporation did not maintain compliance with certain financial covenants under its credit agreement with its lender, Wells Fargo Business Credit, Inc. (Wells Fargo). Well Fargo provided Digital Angel Corporation with a waiver of non-compliance. IBM Credit did not provide a waiver.

         Under the terms of the IBM Credit Agreement we were required to repay IBM Credit Corporation $29.8 million of the $77.2 million outstanding principal balance currently owed to them, plus $16.4 million of accrued interest and expenses (totaling approximately $46.2 million), on or before February 28, 2003. We did not make such payment by February 28, 2003. On March 3, 2003, IBM Credit notified us that we had until March 6, 2003, to make the payment. We did not make the payment on March 6, 2003, as required. Our failure to comply with the payment terms imposed by the IBM Credit Agreement and to maintain compliance with the financial performance covenant constitute events of default under the IBM Credit Agreement. On March 7, 2003, we received a letter from IBM Credit declaring the loan in default and indicating that IBM Credit would exercise any and/or all of its remedies.

         On March 27, 2003, we announced that we had executed a forbearance agreement term sheet with IBM Credit. The forbearance agreement becomes effective on or about March 31, 2003 and grants us more favorable loan repayment terms and more time in which to meet our current obligations to IBM Credit. It contains various purchase rights for us to buy back our existing indebtedness from IBM Credit, including a one-time payment on or before June 30, 2003 of $30 million. Payment of this amount will constitute complete satisfaction of any and all of our obligations to IBM Credit. Provided that there has not earlier occurred a "Termination Event," as defined, at the end of the forbearance period, the provisions of the forbearance agreement shall become of no force and effect. At that time, if the repayment terms of the forbearance agreement are not met, IBM Credit shall be free to exercise and enforce, or to take steps to exercise and enforce, all rights, powers, privileges and remedies available to them under the IBM Credit Agreement, as a result of the payment and covenant defaults existing on March 24, 2003. If we are not successful in satisfying the payment obligations under the forbearance agreement or we do not comply with the terms of the forbearance agreement or the IBM Credit Agreement, and IBM Credit were to enforce its rights against the collateral securing the obligations to IBM Credit, there would be substantial doubt that we would be able to continue operations in the normal course of business.

         See the risk factor entitled "Failure to obtain additional funding and to repay our obligations to IBM Credit will have a negative impact on our business, financial condition and results of operations."


         FAILURE TO OBTAIN ADDITIONAL FUNDING AND TO REPAY OUR OBLIGATIONS TO IBM CREDIT WILL HAVE A NEGATIVE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Our failure to comply with the payment terms imposed by the IBM Credit Agreement constitute an event of default under the IBM Credit Agreement. We must satisfy certain payment provisions or purchase rights under the terms of the forbearance agreement with IBM Credit, in order to avoid having to sell the shares of Digital Angel Corporation's common stock held in the Digital Angel Trust. If we fail to obtain the funding required to make the payments; or to buy the purchase rights under the forbearance agreement and IBM Credit enforces its rights against the collateral securing our obligations to them; there would be substantial doubt that we would be able to continue operations in the normal course of business.

         The IBM Credit Agreement prohibits us from borrowing funds from other lenders without IBM's approval. Accordingly, there can be no assurance that we will have access to funds necessary to provide for our ongoing operations. Failure to obtain additional funding will have a material adverse effect on our business, financial condition and results of operations.

         IF WE ARE REQUIRED TO SELL THE SHARES HELD IN THE DIGITAL ANGEL TRUST, IT WILL HAVE A NEGATIVE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         According to the terms of the trust agreement for the Digital Angel Trust, if the amounts we owe IBM Credit are not paid when due, or if we otherwise default under the forbearance agreement or the IBM Credit Agreement (as more fully discussed in Note 2 to the Consolidated Financial Statements), IBM Credit will have the right to require that the shares of the Digital Angel Corporation common stock held in the Digital Angel Trust be sold to provide funds to satisfy our obligations to IBM Credit.

         If we are required to sell the shares held in the Digital Angel Trust for an amount less than our current book value, we would incur a significant non-cash charge and our financial position and operating results would be materially adversely effected.

         In addition, under the terms of the employment agreement dated March 8, 2002, as amended, by and between the Digital Angel Corporation and Randolph K. Geissler (the President and Chief Executive Officer of the Digital Angel Corporation), a "change in control" occurs under that employment agreement if any person becomes the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of securities of the Digital Angel Corporation representing 20% or more of the combined voting power of the then outstanding shares of common stock. Therefore, if the Digital Angel Trust were required to sell more than approximately 5.3 million shares of the Digital Angel Corporation common stock, such sale would constitute a change in control under the employment agreement with Mr. Geissler. Upon the occurrence of a change in control, Mr. Geissler, at his sole option and discretion, may terminate his employment with the Digital Angel Corporation at any time within one year after such change in control upon 15 days' notice. In the event of such termination, the employment agreement provides that the Digital Angel Corporation must pay to Mr. Geissler a severance payment equal to three times the base amount as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended ("Code") minus $1.00 (or a total of approximately $750,000), which would be payable no later than one month after the effective date of Mr. Geissler's termination of employment. In addition, upon the occurrence of a change of control under the employment agreement, all outstanding stock options held by Mr. Geissler would become fully exercisable.

         The employment agreement also provides that upon:

            o   a change of control;

            o the termination of Mr. Geissler's employment for any reason other than due to his material default under the employment agreement; or

            o if he ceases to be the Digital Angel Corporation's President and Chief Executive Officer for any reason other than termination due to his material default under the employment agreement, within 10 days of the occurrence of any such events, the Digital Angel Corporation is to pay to Mr. Geissler $4,000,000. Digital Angel Corporation may pay such amount in cash or in its common stock or with a combination of cash and common stock. The employment agreement also provides that if the $4,000,000 is paid in cash and stock, the amount of cash paid must be sufficient to cover the tax liability associated with such payment, and such payment shall otherwise be structured to maximize tax efficiencies to both the Digital Angel Corporation and Mr. Geissler.

         Also, effective October 30, 2002, Digital Angel Corporation entered into a Credit and Security Agreement with Wells Fargo. The Credit and Security Agreement provides that a "change in control" under that agreement results in a default. A change in control is defined as either Mr. Geissler ceasing to actively manage the Digital Angel Corporation's day-to-day business activities or the transfer of at least 25% of the outstanding shares of Digital Angel Corporation's. Also, if Digital Angel Corporation owes Mr. Geissler $4,000,000 under his employment agreement, the obligation would most likely result in a breach of Digital Angel Corporation's financial covenants under the Credit and Security Agreement. If these defaults occurred and were not waived by Wells Fargo, and if Wells Fargo were to enforce these defaults under the terms of the Credit and Security Agreement and related agreements, Digital Angel Corporation's and the Company's business and financial condition would be materially and adversely affected, and it may force Digital Angel Corporation to cease operations.


         WE CANNOT BE CERTAIN OF FUTURE FINANCIAL RESULTS.

         We incurred losses of $113.9 million, $198.1 million and $29.2 million from continuing operations for the years ended December 31, 2002, 2001 and 2000, respectively. Our business plan depends on our attaining and maintaining profitability; however, we cannot predict whether we will be profitable in the future. Our profitability depends on many factors, including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market new products and technologies. As of December 31, 2002, we reported no revenues from the sale of our VeriChip(TM), Bio Thermo(TM) and ThermoLife(TM) products and we have had minimal sales of our Digital Angel product. We can give no assurance that we will be able to achieve profitable operations. In addition, if we fail to experience profits within the time frame expected by investors, this could have a detrimental effect on the market price of our common stock and there would be substantial doubt that we would be able to continue operations in the normal course of business.

         OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE, AND YOU MAY BE UNABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE AT WHICH YOU ACQUIRE THEM.

         Since January 1, 2000, the price per share of our common stock has ranged from a high of $18.00 to a low of $0.03. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations in response to various factors, including the following:

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

         In addition, the stock market in general, and stocks of technology companies in particular, have often experienced extreme price and volume fluctuations. This volatility is often unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Declines in the market price of our common stock could also harm employee morale and retention, our access to capital, and other aspects of our business. If our stock price is volatile, we may be the target of additional securities litigation, which is costly and time-consuming to defend. Because of recent periods of volatility in the market price of our securities, we face a heightened risk of securities class action litigation. In March 2003, we settled a purported securities fraud class action which was filed against us and one of our directors. While the class action was settled in March 2003, additional litigation of this type could result in substantial costs and a diversion of management's attention and resources, which could significantly harm our business operations and financial condition.

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

         WE WERE RECENTLY DELISTED FROM THE NASDAQNM, LISTED ON THE SMALLCAP, AND CANNOT PROVIDE ASSURANCES THAT WE WILL BE ABLE TO MAINTAIN OUR LISTING ON THE SMALLCAP.

         Our ability to remain listed on Nasdaq depends on our ability to satisfy applicable Nasdaq criteria including our ability to maintain a minimum bid price of $1.00 per share. From July 12, 2002, to July 30, 2002, our common stock was traded on the Pink Sheets under the symbol "ADSX.PK." Prior to that time, our shares were traded on the NasdaqNM. Effective July 31, 2002, our shares were relisted on the NasdaqNM under the symbol "ADSX." As a condition of our relisting, NasdaqNM advised us that we had until October 25, 2002, to regain compliance with the minimum closing bid price requirement of at least $1.00 per share, and, immediately following, a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive trading days. We were unable to satisfy the minimum closing bid price requirement by October 25, 2002, and, as a result, effective November 12, 2002, our common stock began trading on the SmallCap, under our existing stock symbol ADSX. To maintain our SmallCap listing, we must continue to comply with the SmallCap's listing requirements and, prior to October 2003, regain the minimum bid requirement of at least $1.00 per share for a minimum of ten (10) consecutive trading days.

         WE ARE REQUIRED TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN CONNECTION WITH SEVERANCE AGREEMENTS WITH OUR FORMER EXECUTIVE OFFICERS AND DIRECTORS AND AS A RESULT OUR STOCK WILL BE FURTHER DILUTED.

         On March 21, 2003, Richard J. Sullivan, our former Chairman of the Board of Directors and Chief Executive Officer retired, and Jerry C. Artigliere, our former Senior Vice President and Chief Operating Officer resigned. Under the terms, of Messrs. Sullivan's and Artigliere's severance agreements they will receive shares of our common stock of 56.0 million and 4.8 million, respectively. These shares will be issued to the respective parties on or before December 31, 2003.

         IF WE ARE REQUIRED TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN CONNECTION WITH PRIOR ACQUISITIONS OUR STOCK MAY BE FURTHER DILUTED.

         As of March 21, 2003, there were 284,612,961 shares of our common stock outstanding. Since January 1, 2001, we have issued a net aggregate of 183,126,260 shares of common stock, of which 97,261,634 shares were issued in connection with acquisitions of businesses and assets and 64,810,635 shares were issued upon conversion of our Series C preferred stock. We have effected, and will likely continue to effect, acquisitions or contract for services through the issuance of common stock or our other equity securities. In addition, we have agreed to future earnout and "price protection" provisions in prior acquisition and other agreements, which may result in additional shares of common stock being issued. At December 31, 2002, based upon the expected performance of an acquired subsidiary, we are contingently liable for additional consideration of approximately $1.9 million. Such issuances of additional securities may be dilutive to the value of our common stock and may have a material adverse impact on the market price of our common stock.

         WE MAY ISSUE ADDITIONAL SECURITIES, WHICH WOULD DILUTE THE VALUE OF THE SHARES OF OUR COMMON STOCK.

         Certain events over which you will have no control could result in the issuance of additional shares of our common stock or other securities, which could dilute the value of your shares of common stock. We may issue additional shares of common stock or other securities:

            o   to raise additional capital;

            o upon the exercise of outstanding options and stock purchase warrants or additional options and warrants issued in the future;

            o   in connection with loans or other capital raising transactions;
                and

            o   in connection with acquisitions of other businesses or assets.

         As of March 21, 2003, there were outstanding warrants and options to acquire up to 41,567,858 additional shares of our common stock. If exercised, these securities could dilute the value of the shares of common stock. In addition, we have the authority to issue up to a total of 435,000,000 shares of common stock and up to 5,000,000 shares of preferred stock without further shareholder approval, including shares which could be convertible into our common stock, subject to applicable SmallCap requirements for issuing additional shares of stock. Were we to issue any such shares, including the shares being offered in this prospectus, or enter into any other financing transactions, the terms may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of the common stock.

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

         WE DEPEND ON OUR SMALL TEAM OF SENIOR MANAGEMENT, AND WE MAY HAVE DIFFICULTY ATTRACTING AND RETAINING ADDITIONAL PERSONNEL.

         The success of our business depends on the continued service of our executive officers and key personnel. Some of our employees have employment contracts that call for bonus arrangements based on earnings. There can be no assurance that we will be successful in retaining our key employees or that we can attract and retain additional skilled personnel as required. The loss of the services of any of our central management team could harm our business, financial condition and results of operations. In addition, the operations of any of our individual facilities could be adversely affected if the services of the local managers should be unavailable.

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

         We have never declared or paid dividends on our common stock, and we cannot assure you that any dividends will be paid in the foreseeable future. The IBM Credit Agreement places restrictions on the declaration and payment of dividends. We intend to use any earnings which we generate to finance our operations and to repay the amounts outstanding under the IBM Credit Agreement and, we do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock will provide a return to our shareholders.

         WE MAY NOT PREVAIL IN ONGOING LITIGATION AND MAY BE REQUIRED TO PAY SUBSTANTIAL DAMAGES.

         In addition to the litigation described under Legal Proceedings beginning on page 25, we are party to various legal actions as either plaintiff or defendant in the ordinary course of business. While we believe that the final outcome of these proceedings will not have a material adverse effect on our financial position, cash flows or results of operations, we cannot assure the ultimate outcome of these actions and the estimates of the potential future impact on our financial position, cash flows or results of operations for these proceedings could change in the future. In addition, we will continue to incur additional legal costs in connection with pursuing and defending such actions.

         WE CANNOT ENSURE THE VALIDITY OR PROTECTION OF OUR INTELLECTUAL PROPERTY RIGHTS OR PATENT RIGHTS.

         Our ability to commercialize any of our products under development will depend, in part, on our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties. There can be no assurance that the patent applications licensed to or owned by us will result in issued patents, that patent protection will be secured for any particular technology, that any patents that have been or may be issued to us will be valid or enforceable or that any patents will provide meaningful protection to us. Furthermore, we do not own the VeriChip technology that is produced under patents #6,400,338 and #5,211,129. This technology is owned by Digital Angel Corporation and licensed to VeriChip under an exclusive product and technology license with a remaining term of approximately ten years. We cannot provide assurances that VeriChip Corporation will retain licensing rights to the use of these patents beyond the licensing period or that the license will not be terminated early.

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

         OUR BUSINESS IS SUBJECT TO GOVERNMENT REGULATION.

         Some of our current or future products may be subject to government regulation and, in some cases, pre-approval. By letter dated October 17, 2002, the FDA issued a determination that the VeriChip product is not a medical device under Section 513(g) of the Federal Food, Drug and Cosmetic
Act with respect to the intended security, financial and personal identification/safety applications. However, the FDA further stated in its determination letter that with respect to the use of the VeriChip product in health information applications, VeriChip is a medical device subject to the FDA's jurisdiction. On November 8, 2002, we received a letter from the FDA, based upon correspondence from us to the FDA, warning us not to market
VeriChip for medical applications. While we currently intend to market and distribute the VeriChip product for security, financial and personal identification/safety applications, in the future, we plan to expand our marketing and distribution efforts to health information applications of the product, subject to any and all necessary FDA and other approvals. There can be no assurances that the required FDA regulatory reviews will be conducted in a timely manner or that regulatory approvals will be obtained. Our future failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution, any of which could have a material adverse effect on us.

         Digital Angel Corporation is subject to federal, state and local regulation in the United States and other countries, and it cannot predict the extent to which it may be affected by future legislative and other regulatory developments concerning its products and markets. Digital Angel Corporation develops, assembles and markets a broad line of electronic and visual identification devices for the companion animal, livestock and wildlife markets. Digital Angel Corporation's readers must and do comply with the FCC Part 15 Regulations for Electromagnetic Emissions, and the insecticide products purchased and resold by Digital Angel Corporation have been approved by the U.S. Environmental Protection Agency (EPA) and are produced under EPA regulations. Sales of insecticide products are incidental to Digital Angel Corporation's primary business and do not represent a material part of its operations or revenues. Digital Angel Corporation's products also are subject to compliance with foreign government agency requirements. Digital Angel Corporation's contracts with its distributors generally require the distributor to obtain all necessary regulatory approvals from the governments of the countries into which they sell Digital Angel Corporation's products. However, any such approval may be subject to significant delays. Some regulators also have the authority to revoke approval of previously approved products for cause, to request recalls of products and to close manufacturing plants in response to violations. Any actions by these regulators could materially adversely affect Digital Angel Corporation's business.

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

         OUR SUCCESS DEPENDS ON OUR ABILITY TO SELL INCREASING QUANTITIES OF OUR PRODUCTS.

         Our success currently depends primarily upon our ability to successfully market and sell increasing quantities of our products. Our ability to successfully sell increasing quantities of our products will depend significantly on the increasing acceptance of our products. Our failure to sell our products would have a material adverse effect on us. Unfavorable publicity concerning our products or technology also could have an adverse effect on our ability to obtain regulatory approvals and to achieve acceptance by intended users any of which would have a material adverse effect on us.

         WE HAVE BEEN, AND MAY CONTINUE TO BE, ADVERSELY AFFECTED BY PAST
EVENTS.

         The events of September 11, 2001, in New York City and Washington D.C. have, and are likely to continue to have, a negative effect on the economic condition of the U.S. financial markets in general and on the technology sector in particular. As a result of the current economic slowdown, which was worsened by the events of September 11, 2001, we have experienced deteriorating sales for certain of our businesses. This resulted in the shut down of several of our businesses during the third and fourth quarters of 2001, which resulted in a decrease in our revenues during 2002. Also, letters of intent that we had received during the last half of 2001 and the first quarter of 2002 related to the sales of certain of our businesses indicated a decline in their fair values. As a result, we recorded asset impairment charges and increased inventory reserves during the third and fourth quarters of 2001. In addition, based upon our annual goodwill impairment review performed during the fourth quarter of 2002, we impaired certain goodwill and software related to Digital Angel Corporation. If the economic condition of the U.S. financial markets in general and of the technology sector in particular do not improve in the near term, and if the current economic slowdown continues, we may be forced to shut down additional businesses, causing us to incur additional charges, which could have a material adverse effect on our business, operating results and financial condition.

         RAW MATERIALS AND SUPPLIES

         To date, we have not been materially adversely affected by the inability to obtain raw materials or products. Our Digital Angel Corporation segment relies solely on a production arrangement with Raytheon Corporation for the assembly of its patented syringe-injectable microchips, which are used in all of our implantable electronic identification products. The loss of, or any significant reduction in, the production could have an adverse effect on our and Digital Angel Corporation's businesses.

         PATENTS AND TRADEMARKS

         The success of our Advanced Technology and Digital Angel Corporation segments depend significantly on our ability to maintain patent, trademarks and trade secret protection, to obtain future patents and licenses, and to operate without infringing on the propriety rights of third parties. We license VeriChip from Digital Angel Corporation under an exclusive product and technology license, which terminates in 2013. We filed an International Patent Application directed to the Digital Angel product, which has been published under publication no. W/0 02/44865. The application, which is in the name of Digital Angel Corporation, is currently pending in several countries.

         SEASONALITY

         No material portion of our business is considered to be seasonal.

         EMPLOYEES

         At March 14, 2003, we and our subsidiaries employed approximately 419 employees.

         BACKLOG

         At March 14, 2003, we and our subsidiaries had a backlog of approximately $22.0 million. We expect all of the backlog at March 14, 2003 to be filled in 2003 and 2004.

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

         ITEM 2.  PROPERTIES

         Our corporate headquarters is located in Palm Beach, Florida. At December 31, 2002, we were obligated under leases for approximately 183,549 square feet of facilities, of which 124,085 square feet was for office facilities and 59,464 square feet was for factory and warehouse space. These leases expire at various dates through 2042. In addition, we owned 105,777 square feet of office and manufacturing facilities, of which 69,800 square feet was for manufacturing, factory and warehouse use and 35,977 square feet was for office space.

         The following table sets forth our owned and leased properties by business divisions:


                                                                         FACTORY/
                                                          OFFICE        WAREHOUSE       TOTAL
                                                          ------        ---------       -----
                                                               (amounts in square feet)
         Advanced Technology                              56,658          13,464        70,122
         Digital Angel Corporation                        52,258         109,800       162,058
         Syscomm International                             9,262           1,000        10,262
         All Other                                        16,900           5,000        21,900
         Corporate (1)                                    23,484              --        23,484
                                                         -------         -------       -------
         Continuing Operations                           158,562         129,264       287,826
         Discontinued Operations                           1,500              --         1,500
                                                         -------         -------       -------
                  Total                                  160,062         129,264       289,326
                                                         =======         =======       =======



         The following table sets forth the principal locations of our properties:

                                                         FACTORY/
                                          OFFICE        WAREHOUSE       TOTAL
                                          ------        ---------       -----
                                                 (amounts in square feet)
         California                       30,957              --        30,957
         Florida                           6,307              --         6,307
         Louisiana                         1,500              --         1,500
         Maryland                         13,800           4,800        18,600
         Minnesota                        10,000          65,000        75,000
         New Hampshire                    15,856           5,464        21,320
         New Jersey (1)                   20,838           1,000        21,838
         New York                          3,254              --         3,254
         Ohio                             16,900           5,000        21,900
         Virginia                         18,500           8,000        26,500
         United Kingdom                   22,150          40,000        62,150
                                         -------         -------       -------
                  Total                  160,062         129,264       289,326
                                         =======         =======       =======

         (1) Includes office space leased to others.

         ITEM 3.  LEGAL PROCEEDINGS

         We, and certain of our subsidiaries, are parties to various legal actions as either plaintiff or defendant and accordingly, have recorded certain reserves in our financial statements as of December 31, 2002. In our opinion, these proceedings are not likely to have a material adverse affect on our financial position, our cash flows or our overall trends in results. The estimate of the potential impact on our financial position, our overall results of operations or our cash flows for these proceedings could change in the future.

         On August 3, 2001, Prodigy Communications, successor to FlashNet Communications, filed suit against Intellesale in connection with a settlement and computer purchase agreement. During December 2002, we settled with Prodigy Communications. As a result of the settlement, during the fourth quarter of 2002, we reversed approximately $1.4 million in litigation reserves, which were included in our Discontinued Operations.

         On January 31, 2002, Treeline, Inc. filed a complaint in the Common Pleas Court of Cuyahoga County, Ohio against us, and one of our subsidiaries, STR, Inc., now known as ARJANG, Inc. ("STR") and another defendant who was formerly an executive of STR, alleging that STR breached its lease agreement with Treeline, Inc. in connection with a facility no longer being used by us. The complaint alleges that we, and the former executive of STR, are liable as Guarantors of the lease for damages sustained by Treeline as a result of the alleged breach. The plaintiff demanded monetary relief of an unspecified amount.

         During the quarter ended March 31, 2002, 510 Ryerson Road Inc. filed a lawsuit against us and one of our subsidiaries in connection with a lease for a facility that we vacated prior to the expiration of the lease and which is no longer in use. The trial date, originally set for December 2002, has been postponed and not yet re-scheduled.

         In May 2002, a purported securities fraud class action was filed against us and one of our directors. In the following weeks, fourteen virtually identical complaints were consolidated into a single action, In re Applied Digital Solutions Litigation, which was filed in the United States District Court for the Southern District of Florida. In March 2003, we entered into a memorandum of understanding to settle the pending lawsuit. The settlement of $56 million will be entirely covered by proceeds from insurance and is subject to approval by the District Court and review by an independent special litigation committee.

         In July 2002, SRZ Trading LLC filed a derivative complaint in the Circuit Court of Cole County, Missouri against us, and several of our officers and directors. The Missouri action was voluntarily dismissed and refiled in federal court in the Southern District of Florida. The Florida action was voluntarily dismissed with prejudice in February 2003.

         On September 25, 2002, The Bank of Scotland filed a complaint in the Court of Session in Edinburgh, Scotland against us alleging that we owe them money under the terms of an agreement dated December 18, 2000, governing the Senior Term Loan and Overdraft Facilities ("Loan Agreement"). Under the terms of the Loan Agreement, Caledonian Venture Holding Limited (also referred to as Transatlantic Software Corporation) was purchased by us through the issuance of our common stock. The complaint alleges that we are liable for a shortfall of approximately $565,000 created under the price protection provision of the loan.

         On May 29, 2001, Janet Silva, individually and as Guardian ad litem for Jonathan Silva, a minor, and the Estate of Clarence William Silva, Jr. (collectively, "Plaintiffs") filed suit against Customized

Services Administrators, Incorporated (CSA), Pricesmart, Inc., Commercial Union Insurance Company, CGU Insurance Group, and Digital Angel Corporation (collectively, "Defendants") in the Superior Court of the State of California in and for the County of Santa Clara. The allegations of the complaint arise from a vacation guarantee insurance policy (the "Insurance Contract") allegedly purchased by the Plaintiffs from the Defendants on March 6, 2000. The complaint alleges, among other things, that the Defendants breached the Insurance Contract, defrauded Plaintiffs, acted in bad faith, engaged in deceptive and unlawful business practices, resulting in the wrongful death of Clarence William Silva, Jr. (the "deceased") and the intentional infliction of emotional distress on Plaintiffs. The complaint seeks the cost of funeral and burial expenses of the deceased and amounts constituting the loss of financial support of the deceased, general damages, attorney's fees and costs, and exemplary damages. CSA has filed a cross-claim against us alleging that we should be held liable for any liability that CSA may have to the Plaintiffs in this case. We have denied the allegations of the complaint and the CSA cross-claim and are vigorously contesting all aspects of this action.

         We are not subject to any environmental or formal governmental proceedings.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of security holders during the fourth quarter of 2002.

         ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         From July 12, 2002, to July 30, 2002, our common stock was traded on the Pink Sheets under the symbol "ADSX.PK." Prior to that time, our shares were traded on the NasdaqNM. From July 31, 2002, to October 11, 2002, our shares were relisted on the NasdaqNM under the symbol "ADSX." Since November 12, 2002, our common stock has been included in the SmallCap under the symbol "ADSX."

         The following table shows, for the periods indicated, the high and low sales prices per share of the common stock based on published financial sources.

                                                   HIGH              LOW
                                                   ----              ---
         2001
         First Quarter                             $2.97            $0.75
         Second Quarter                             1.75             0.39
         Third Quarter                              0.48             0.11
         Fourth Quarter                             0.67             0.18

         2002
         First Quarter                             $0.55            $0.28
         Second Quarter                             2.40             0.29
         Third Quarter                              0.84             0.03
         Fourth Quarter                             0.70             0.36


         HOLDERS

         As of March 21, 2003, there were approximately 2,393 holders of record of our common stock.

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

         RECENT SALES OF UNREGISTERED SECURITIES

         The following table lists all unregistered securities sold by us during the year ended December 31, 2002, which have not previously been reported. These shares were issued in connection with consulting services. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or Rule 506 of Regulation D promulgated thereunder.

                                                  Aggregate                                          Number of
                                                  Amount of    Number of                               Common
      Name/Entity/Nature         Date of Sale   Consideration   Persons    Note      Issued For        Shares
--------------------------------------------------------------------------------------------------------------

EnviroCommunications, Inc.       December, 2002    $82,000         1         1        Services         200,000
                                                                                                    ----------
Total                                                                                                  200,000
                                                                                                    ==========

   1. Represents shares issued in connection with consulting services provided in connection with our VeriChip product, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that shares were acquired for investment and not for resale, and that the shares must be held until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted. Robert Levy, President, has sole voting and dispositive power with respect to the shares held by EnviroCommunications, Inc.

         ITEM 6.  SELECTED FINANCIAL DATA

         The following table of selected financial data should be read in conjunction with our consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and other financial information appearing elsewhere in this Annual Report. The Summary of Operations data set forth below for each of the years in the three-year period ended December 31, 2002 and the Summary of Balance Sheet Data as of December 31, 2002 and 2001 were derived from, and qualified by reference to, our financial statements appearing elsewhere in this Annual Report. The Summary of Operations data for the years ended December 31, 1999 and 1998 and the Summary of Balance Sheet Data as of December 31, 2000, 1999 and 1998 are derived from audited financial statements not included herein.

                                                       FOR THE FISCAL YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------------
                                            2002         2001          2000         1999          1998
                                            ----         ----          ----         ----          ----
STATEMENT OF OPERATIONS DATA:
 Net revenue                             $  99,600     $ 156,314    $ 134,766    $ 129,064      $74,343
 Cost of goods and services sold            67,718       109,839       82,475       74,299       39,856
                                         ---------     ---------    ---------    ---------      -------
 Gross profit                               31,882        46,475       52,291       54,765       34,487
 Selling, general and administrative
  expense                                   66,450       102,316       61,996       58,960       32,120
 Research and development                    3,518         8,610        2,504           --           --
 Depreciation and amortization               4,773        28,899       11,073        6,560        2,913
 Asset impairment, restructuring and
  unusual costs                             69,382        71,719        6,383        2,550           --
 Loss (gain) on sale of subsidiary
  and assets                                  (132)        6,058         (486)     (20,075)        (733)
 Interest and other income                  (2,356)       (2,076)      (1,095)        (422)        (291)
 Interest expense                           17,524         8,555        5,901        3,478        1,070
                                         ---------     ---------    ---------    ---------      -------
 (Loss) income from continuing
  operations before provision
  for income taxes, minority interest,
  net loss on subsidiary merger
  transaction, equity in net
  loss of affiliate and extraordinary
  loss                                    (127,277)     (177,606)     (33,985)       3,714         (592)
 Provision (benefit) for income taxes          326        20,870       (5,040)       1,180          670
                                         ---------     ---------    ---------    ---------      -------
 (Loss) income from continuing
  operations before minority
  interest, net loss on subsidiary
  merger transaction, equity in net
  loss of affiliate and extraordinary
  loss                                    (127,603)     (198,476)     (28,945)       2,534       (1,262)
 Minority interest                         (18,474)         (718)         229          (46)         120
 Net loss on subsidiary merger
  transaction and stock issuances            4,485            --           --           --           --
 Equity in net loss of affiliate               291           328           --           --           --
                                         ---------     ---------    ---------    ---------      -------
 (Loss) income from continuing
  operations                              (113,905)     (198,086)     (29,174)       2,580       (1,382)
 Income (loss) from discontinued
  operations, net of income taxes               --           213      (75,702)       3,012        6,072
 Loss on disposal of discontinued
  operations, including provision
  for operating losses during
  phase-out period, net of tax
  benefit                                    1,420       (16,695)      (7,266)          --           --
                                         ---------     ---------    ---------    ---------      -------

 (Loss) income before extraordinary
  loss                                    (112,485)     (214,568)    (112,142)       5,592        4,690
 Extraordinary gain (loss), net of
  taxes                                         --         9,465           --         (160)          --
                                         ---------     ---------    ---------    ---------      -------
 Net (loss) income                        (112,485)     (205,103)    (112,142)       5,432        4,690
 Preferred stock dividends                      --        (1,147)        (191)          --          (44)
 Accretion of beneficial conversion
  feature of preferred stock                    --        (9,392)      (3,857)          --           --
                                         ---------     ---------    ---------    ---------      -------
 Net (loss) income available to
  common stockholders                    $(112,485)    $(215,642)   $(116,190)   $   5,432      $ 4,646
                                         =========     =========    =========    =========      =======



                                                       FOR THE FISCAL YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------------
                                            2002         2001          2000         1999          1998
                                            ----         ----          ----         ----          ----
 Net (loss) income per common
  share - basic:
    Continuing operations                $   (0.42)    $   (1.23)   $   (0.52)   $    0.06      $ (0.05)
    Discontinuing operations                    --         (0.10)       (1.30)        0.06         0.19
    Extraordinary gain (loss)                   --          0.06           --           --           --
                                         ---------     ---------    ---------    ---------      -------
      Net (loss) income per common
       share - basic                     $   (0.42)    $   (1.27)   $   (1.82)   $    0.12      $  0.14
                                         =========    ==========    =========    =========      =======

 Net (loss) income per common
  share - diluted:
    Continuing operations                $   (0.42)    $   (1.23)   $   (0.52)   $    0.05      $ (0.05)
    Discontinuing operations                    --         (0.10)       (1.30)        0.06         0.17
    Extraordinary gain (loss)                   --          0.06           --           --           --
                                         ---------     ---------    ---------    ---------      -------
      Net (loss) income per common
       share - diluted                   $   (0.42)    $   (1.27)   $   (1.82)   $    0.11      $  0.12
                                         =========     =========    =========    =========      =======

 Average common shares outstanding:
    Basic                                  269,232       170,009       63,825       46,814       32,318
    Diluted                                269,232       170,009       63,825       50,086       34,800

                                                                 AS OF DECEMBER 31,
                                           ------------------------------------------------------------
                                            2002         2001          2000         1999          1998
                                            ----         ----          ----         ----          ----
                                                             (AMOUNTS IN THOUSANDS)
 BALANCE SHEET DATA:
 Cash and cash equivalents               $   5,818     $   3,696    $   8,039    $   2,181      $  1,936
 Due from buyers of divested
  subsidiary                                    --         2,625           --       31,302            --
 Property and equipment                      9,822        20,185       21,368        6,649         8,933
 Goodwill                                   67,818        90,831      166,024       24,285        23,786
 Net (liabilities) assets of
  discontinued operations                   (9,368)       (9,460)       8,076       75,284        37,320
 Total assets                              117,233       167,489      319,451      186,605        71,613
 Long-term debt                              3,346         2,586       69,146       33,260         1,864
 Total debt                                 85,225        88,442       74,374       62,915        26,055
 Minority interest                          18,422         4,460        4,879        1,292         1,300
 Redeemable preferred stock and option          --         5,180       18,620           --            --
 Stockholders' (deficit) equity            (36,092)       28,119      160,562       92,936        67,560

         The following table presents the impact of FAS 142 on our selected financial data as indicated:

                                                             YEAR ENDED     YEAR ENDED    YEAR ENDED
                                                            DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                                                2001          2000          1999
                                                                ----          ----          ----
(Loss) income before extraordinary (loss) gain:
(Loss) income before extraordinary (loss) gain as
 reported                                                    $(214,568)     $(112,142)     $ 5,592
Add back: Goodwill amortization                                 21,312          9,415        2,602
Add back: Equity method investment amortization                  1,161             --           --
                                                             ---------      ---------      -------
Adjusted (loss) income before extraordinary (loss) gain      $(192,095)     $(102,727)     $ 8,194
                                                             =========      =========      =======

Earnings (loss) per common share - basic
Net (loss) income per share before extraordinary (loss)
 gain - basic as reported                                    $   (1.26)     $   (1.76)     $  0.12
Goodwill amortization                                             0.12           0.15         0.05
Equity method investment amortization                             0.01             --           --
                                                             ---------      ---------      -------
Adjusted (loss) income before extraordinary (loss) gain
 per share - basic                                           $   (1.13)     $   (1.61)     $  0.17
                                                             =========      =========      =======

Earnings (loss) per share - diluted
Net (loss) income per share before extraordinary
 (loss) gain - diluted as reported                           $   (1.26)     $   (1.76)     $  0.11
Goodwill amortization                                             0.12           0.15         0.05
Equity method investment amortization                             0.01             --           --
                                                             ---------      ---------      -------
Adjusted (loss) income before extraordinary (loss) gain
 per share - diluted                                         $   (1.13)     $   (1.61)     $  0.16
                                                             =========      =========      =======
Net (loss) income available to common stockholders:
Net (loss) income available to common stockholders
 as reported                                                 $(215,642)     $(116,190)     $ 5,432



Add back: Goodwill amortization                                 21,312          9,415        2,602
Add back: Equity method investment amortization                  1,161             --           --
                                                             ---------      ---------      -------
Adjusted net (loss) income                                   $(193,169)     $(106,775)     $ 8,034
                                                             =========      =========      =======

Earnings (loss) per common share - basic
Net (loss) income per share - basic, as reported             $   (1.27)     $   (1.82)     $  0.12
Goodwill amortization                                             0.12           0.15         0.05
Equity method investment amortization                             0.01             --           --
                                                             ---------      ---------      -------
Adjusted net (loss) income - basic                           $   (1.14)     $   (1.67)     $  0.17
                                                             =========      =========      =======

Earnings (loss) per share - diluted
Net (loss) income per share - diluted, as reported           $   (1.27)     $   (1.82)     $  0.11
Goodwill amortization                                             0.12           0.15         0.05
Equity method investment amortization                             0.01             --           --
                                                             ---------      ---------      -------
Adjusted net (loss) income per share - diluted               $   (1.14)     $   (1.67)     $  0.16
                                                             =========      =========      =======

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

OVERVIEW

         We are an advanced technology company that focuses on the development of life-enhancing technology products and services. To date, we have developed four such products:

            o Digital Angel(TM), for monitoring and tracking people and objects;

            o   Thermo Life(TM), a thermoelectric generator; and

            o VeriChip(TM), an implantable radio frequency verification device that can be used for security, financial, personal identification/safety and other applications; and

            o Bio-Thermo(TM), a temperature-sensing implantable microchip for use in pets, livestock and other animals.

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

         The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of the Company's subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporation/Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions. Included in "Corporate/Eliminations" for the year ended December 31, 2002, is a non-cash compensation charge of $18.7 million associated with pre-merger Digital Angel options, which were converted into options to acquire shares of MAS in connection with the merger of pre-merger Digital Angel and MAS.

         Prior to January 1, 2002, our business was organized into three segments: Applications, Services and Advanced Wireless. Prior period information has been restated to present our reportable segments on a comparative basis.

         On February 22, 2001, our senior management approved a plan to sell Intellesale, Inc. and all of our other non-core businesses. Our Board of Directors approved the plan on March 1, 2001. The results of operations, financial condition and cash flows of Intellesale and all of our other non-core businesses have been reported as Discontinued Operations in our financial statements and prior periods have been restated.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on the amount reported in these financial statements. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. We believe our most critical accounting policies include revenue recognition, software revenue recognition, VeriChip revenue recognition, goodwill and other intangible assets, stock-based compensation, proprietary software in development, inventory obsolescence, and legal contingencies as explained below.

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

VERICHIP REVENUE RECOGNITION

Distributor Rights Fees

         As of December 31, 2002, we have not yet recognized revenue associated with our VeriChip product. All distributor fees are recorded as deferred revenue on our balance sheet at December 31, 2002 and included in accrued expenses. We will recognize revenue associated with the distributor rights, product sales and monitoring services in the future based upon the following policy:

         The nonrefundable portion of the upfront fee paid for exclusive distributor rights will be recognized over the initial term of the distributor agreement. The initial term will start with the first product sale under the agreement, not the contract period itself. The formula used to calculate this amount should be an amount equal to the percentage that each product order represents in relation to the minimum product order quantities required by the agreement. Until the amount of product returns can be reasonably estimated, no revenues will be recognized until the expiration of the period of time the distributor has to accept or reject the products as provided in their agreements.

         If the distributor materially breaches their agreement and this breach results in the loss of their exclusive distributor rights but not their non-exclusive distributor rights, the balance of the non-amortized upfront fees will continue to be recognized ratably over the remaining life of their agreement. The formula previously described will be used to recognize these remaining fees unless no orders are placed. If this is the case, then the recognition of revenue from the remaining portion of non-amortized fees will be delayed until the expiration of the contract term.

         If a contract breach results in the loss of all distributor rights and the only way to remain a distributor is to pay an additional substantial monetary penalty, then the remaining portion of the initial distributor fee will be recognized as revenues in the month in which the contract requirement is breached.

Product Sales

         Revenue from the sale of products such as microchips and scanners will be recorded at gross with a separate display of cost of sales. Until the amount of returns can be reasonably estimated, revenues will not be recognized until the expiration of the period of time the distributor has to accept or reject the products as provided in their distributor agreement. Once the amount of returns can be reasonably estimated, revenues (net of expected returns) will be recognized at the time of shipment and the passage of title.

Since the final use of the product is unknown at the time it is shipped to the distributor, and end users may choose from a number of non-proprietary monitoring services or choose none at all, and the monitoring services are not essential to the functionality of all chips, the company will not attempt to bundle the revenue from the sale of chips with potential future revenues from a monitoring service.

Monitoring Services

         Monitoring services will be treated as a separate earnings process from product sales. Revenues from this service will be recognized on a straight-line basis over the term of the service agreement.

GOODWILL AND OTHER INTANGIBLE ASSETS

         Up through 2001, we reviewed goodwill and other intangible assets quarterly for impairment whenever events or changes in business circumstances indicated that the remaining useful life may have warranted revision or that the carrying amount of the long-lived asset may not have been fully recoverable. Included in factors considered were significant customer losses, changes in profitability due to sudden economic or competitive factors, change in managements' strategy for the business unit, letters of intent received for the sale of the business unit, or other factors arising in the quarterly period. We annually performed undiscounted cash flows analyses by business unit to determine if impairment existed. For purposes of these analyses, earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow. When impairment was determined to exist, any related impairment loss was calculated based on fair value. Fair value was determined based on discounted cash flows. The discount rate utilized by us was the rate of return expected from the market or the rate of return for a similar investment with similar risks. We recorded goodwill impairment charges of $63.6 million and $0.8 million during 2001 and 2000, respectively.

         On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (FAS 142). FAS 142 eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually. Intangible assets deemed to have indefinite life under FAS 142, such as goodwill, are no longer amortized, but instead reviewed at least annually for impairment. Goodwill amortization amounted to $21.3 million during 2001. Intangible assets with finite lives are amortized over the useful life. As part of the implementation of FAS 142, we were required to complete a transitional impairment test of goodwill and other intangible assets. There was no impairment of goodwill upon the adoption of FAS
142. Annually, we test our goodwill and intangible assets for impairment as a part of our annual business planning cycle during the fourth quarter of each fiscal year. Based upon this annual test, we recorded a goodwill impairment of approximately $62.2 million at December 31, 2002 for goodwill associated with our Digital Angel Corporation segment. In addition, future events such as market conditions or operational performance of our acquired businesses could cause us to conclude that additional impairment exists. Any resulting impairment loss could also have a material adverse impact on our financial condition and results of operations.

STOCK-BASED COMPENSATION

         We account for our employee stock-based compensation plans in accordance with APB Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25, and the disclosure provisions of SFAS No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost is recognized for any of our fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB Opinion No. 25. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation costs are recognized immediately. Under variable accounting, changes in the underlying price of our stock may have a significant impact to earnings. A rise in our stock price results in additional compensation expense and a decrease in our stock price results in a reduction of reported compensation expense. During 2001, we repriced 19.3 million stock options. As a result, we have recorded non-cash compensation expense of $0.7 million and $5.3 million in 2002 and 2001, respectively.

         We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

PROPRIETARY SOFTWARE IN DEVELOPMENT

         In accordance with Statement of Financial Accounting Standards (FAS) 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, we have capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting and tracing the detail program design to product specifications and has been reviewed for high-risk development issues, or to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The estimated useful life for the straight-line method is determined to be 2 to 5 years. Future events such as market conditions, customer demand, or technological obsolescence could cause us to conclude that the software is impaired. The determination of the possible impairment expense requires management to make estimates that effect our consolidated financial statements.

INVENTORY OBSOLESCENCE

         Estimates are used in determining the likelihood that inventory on hand can be sold. Historical inventory usage and current revenue trends are considered in estimating both obsolescence and slow-moving inventory. Inventory is stated at lower of cost or market, determined by the first-in, first-out method, net of any reserve for obsolete or slow-moving inventory.

LEGAL CONTINGENCIES

         We are currently involved in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates.

RESULTS OF CONTINUING OPERATIONS

         The following table sets forth data expressed as a percentage of total revenue for the years indicated.

                                                                          PERCENTAGE OF TOTAL REVENUE
                                                               -------------------------------------------------
                                                                     2002             2001             2000
                                                                       %                %                %
                                                               -------------------------------------------------
         Product revenue                                             81.3             72.4             77.7
         Service revenue                                             18.7             27.6             22.3
                                                               -------------------------------------------------
           Total revenue                                            100.0            100.0            100.0
                                                               -------------------------------------------------
         Cost of products sold                                       58.6             55.4             51.1
         Cost of services sold                                        9.4             14.8             10.1
                                                               -------------------------------------------------
           Total cost of products and services sold                  68.0             70.3             61.2
           Gross margin                                              32.0             29.7             38.8
         Selling, general and administrative expense                 66.7             65.5             46.0
         Research and development expense                             3.5              5.5              1.9
         Interest and non-cash charges:
         Asset impairment and unusual costs                          69.7             45.9              4.7
         Depreciation and amortization                                4.8             18.5              8.2
         Loss (gain) on sales of subsidiaries and
          business assets                                            (0.1)             3.9              0.4
         Interest income                                             (2.4)            (1.3)            (0.8)
         Interest expense                                            17.6              5.5              4.4
                                                               -------------------------------------------------
         Loss before provision (benefit) for income
          taxes, minority interest and equity in net loss
          of affiliate                                             (127.8)          (113.6)           (25.2)
         Provision (benefit) for income taxes                         0.3             13.4             (3.7)
                                                               -------------------------------------------------
         Loss from continuing operations before minority
          interest and equity in net loss of affiliate             (128.1)          (127.0)           (21.5)
         Minority interest                                          (18.5)            (0.5)             0.2
         Net loss from subsidiary merger transaction,
         stock issuances and loss on sale of subsidiary
         stock                                                        4.5
         Equity in net loss of affiliate                              0.3              0.2                --
                                                               -------------------------------------------------
         Loss from continuing operations                           (114.4)          (126.7)           (21.6)
         Income (loss) from discontinued operations, net
          of income taxes                                              --              0.1            (56.2)
                                                               -------------------------------------------------
         Loss on disposal and operating income (losses)
          during the phase out period                                 1.4            (10.7)            (5.4)
                                                               -------------------------------------------------
         Loss before extraordinary gain                            (113.0)          (137.3)           (83.2)
         Extraordinary gain (loss)                                                     6.0               --
                                                               -------------------------------------------------
         Net loss                                                  (113.0)          (131.2)           (83.2)
         Preferred stock dividends                                     --             (0.7)            (0.1)
                                                               -------------------------------------------------
         Accretion of beneficial conversion feature of
          preferred stock                                              --             (6.0)            (2.9)
                                                               -------------------------------------------------
         Net loss available to common stockholders                 (113.0)          (138.0)           (86.2)
                                                               =================================================

REVENUE

     Revenue from continuing operations for 2002 was $99.6 million, a decrease of $56.7 million, or 36.3%, from $156.3 million in 2001. Revenue for 2001 represents an increase of $21.5 million, or 16.0% from $134.8 million in 2000. The decrease in 2002 was primarily attributable to the sale or closure of all businesses that were not cash positive or that did not fit into our strategy of becoming an advanced technology development company. The increase in 2001 was primarily attributable to the growth through acquisitions.

     Revenue for each of the continuing operating segments was:

                                          2002                               2001                                2000
                            --------------------------------    --------------------------------    -------------------------------
                            PRODUCT     SERVICE       TOTAL     PRODUCT     SERVICE       TOTAL     PRODUCT     SERVICE      TOTAL
                            -------     -------       -----     -------     -------       -----     -------     -------      -----
                                                                   (AMOUNTS IN THOUSANDS)
Advanced Technology         $ 28,991    $ 12,939    $ 41,930    $ 28,123    $ 16,447    $ 44,570    $ 24,384    $  7,970   $ 32,354
Digital Angel Corporation     30,876       2,685      33,561      33,220       2,518      35,738      19,605       2,647     22,252
SysComm International         20,056       2,665      22,721      30,075       4,100      34,175      24,774       2,514     27,288
All Other                      1,013         375       1,388      21,318      19,974      41,292      35,805      16,876     52,681
Corporate                          0           0           0         411         128         539         191           0        191
                            --------    --------    --------    --------    --------    --------    --------    --------   --------
Total                       $ 80,936    $ 18,664    $ 99,600    $113,147    $ 43,167    $156,314    $104,759    $ 30,007   $134,766
                            ========    ========    ========    ========    ========    ========    ========    ========   ========

     Changes during the years were:

     Our Advanced Technology's revenue decreased $2.6 million from 2001 to 2002. Product revenue increased by $0.9 million, or 3.1%, while service revenue decreased by $3.5 million, or 21.3%. We attribute the decreases in 2002 to reduced sales of hardware and software products and reduced technology services. The decrease in product revenue was partially offset by an increase in product revenue for Computer Equity Corporation. During 2001, this segment experienced an increase in sales due primarily to the inclusion of twelve months of operating results for two significant acquisitions acquired in 2000. These two significant acquisitions include Computer Equity Corporation, acquired on June 1, 2000, and Pacific Decision Sciences Corporation, acquired on October 1, 2000.

     Our Digital Angel Corporation's revenue decreased $2.2 million, or 6.1%, from 2001 to 2002. Product revenue decreased by $2.3 million, or 7.1%, while service revenue increased by $0.2 million, or 6.6%. We attribute the decrease in product sales for 2002 primarily to a decrease in shipments of visual identification tags for Canadian customers, customer inventory adjustments and continued softness in the livestock market during 2002. We attribute the increase in service revenue to the MAS merger in March 2002. Revenue increased $13.5 million, or 60.8%, from 2000 to 2001. The increase in revenue in 2001 was primarily the result of the acquisitions of Timely Technology Corp. in April 2000 and Destron Fearing Corporation in September 2000.

     Our SysComm International's revenue decreased $11.5 million, or 33.5%, from 2001 to 2002. Product revenue decreased by $10.0 million, or 33.3%, while service revenue decreased by $1.4 million, or 35.0%. The decrease in product and service sales was a result of an industry wide softening in demand that existed throughout 2002. Additionally, product sales declined as a result of a decision in April 2002, to cease selling certain lower-margin computer hardware products and to focus on sales of higher margin products and related technical services. Revenue increased $6.9 million, or 25.2%, from 2000 to 2001. Both product and service revenue increased as a result of internal growth and the acquisition of SysComm International Corporation.

     Our All Other segment's revenue decreased $39.9 million, or 96.6%, from 2001 to 2002. Product revenue decreased by $20.3 million, or 95.2%, while service revenue decreased by $19.6 million, or 98.1%. Revenue decreased $11.4 million, or 21.6%, from 2000 to 2001. The decreases in revenue in 2002 as compared to 2001, and in 2001 as compared to 2000, were due to the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

     GROSS PROFIT AND GROSS PROFIT MARGIN

     Gross profit from continuing operations for 2002 was $31.9 million, a decrease of $14.6 million, or 31.4%, from $46.5 million in 2001. Gross profit for 2001 represents a decrease of $5.8 million, or 11.1% from $52.3 million in 2000. As a percentage of revenue, the gross profit margin was 32.0%, 29.7% and 38.8% for the years ended December 31, 2002, 2001 and 2000, respectively.

     Gross profit from continuing operations for each operating segment was:


                                          2002                                2001                                2000
                            --------------------------------    --------------------------------    -------------------------------
                            PRODUCT     SERVICE       TOTAL     PRODUCT     SERVICE       TOTAL     PRODUCT     SERVICE      TOTAL
                            -------     -------       -----     -------     -------       -----     -------     -------      -----
                                                                     (AMOUNTS IN THOUSANDS)
Advanced Technology         $  5,639    $  7,288    $ 12,927    $  6,867    $  8,593    $ 15,460    $  8,485    $  5,115   $ 13,600
Digital Angel Corporation     13,171         469      13,640      12,968         471      13,439       8,086       1,213      9,299
SysComm International          2,905       1,245       4,150       3,013       2,341       5,354       4,762       1,041      5,803
All Other                        826         339       1,165       3,218       8,465      11,683      14,336       9,062     23,398
Corporate                          0           0           0         411         128         539         191           0        191
                            --------    --------    --------    --------    --------    --------    --------    --------   --------
                            $ 22,541    $  9,341    $ 31,882    $ 26,477    $ 19,998    $ 46,475    $ 35,860    $ 16,431   $ 52,291
                            ========    ========    ========    ========    ========    ========    ========    ========   ========

     Gross profit margin from continuing operations for each operating segment was:

                                            2002                               2001                                2000
                               -------------------------------    --------------------------------    ------------------------------
                               PRODUCT     SERVICE     TOTAL      PRODUCT     SERVICE      TOTAL      PRODUCT     SERVICE     TOTAL
                               -------     -------     -----      -------     -------      -----      -------     -------     -----
                                  %           %          %           %           %           %           %           %          %
                               -------     -------     -----      -------     -------      -----      -------     -------     -----
Advanced Technology             19.5        56.3        30.8        24.4        52.2        34.7        34.8        64.2       42.0
Digital Angel Corporation       42.7        17.5        40.6        39.0        18.7        37.6        41.2        45.8       41.8
SysComm International           14.5        46.7        18.3        10.0        57.1        15.7        19.2        41.4       21.3
All Other                       81.5        90.4        83.9        15.1        42.4        28.3        40.0        53.7       44.4
Corporate                        0.0         0.0         0.0       100.0       100.0       100.0       100.0         0.0      100.0
                                27.9        50.0        32.0        23.4        46.3        29.7        34.2        54.8       38.8

     Changes during the years were:

     Our Advanced Technology segment's gross profit decreased $2.5 million from 2001 to 2002, and margins decreased to 30.8% in 2002 compared to 34.7% in 2001. We attribute the decrease in gross profit and margin primarily to the reduction in sales of higher-margin services during 2002. Gross profit increased $1.9 million from 2000 to 2001 and margins decreased to 34.7% in 2001 compared to 42.0% in 2000. During 2001, this segment experienced an increase in gross margin due primarily to the inclusion of twelve months of operating results for two significant businesses acquired in 2000. These two significant acquisitions were Computer Equity Corporation, acquired on June 1, 2000, and Pacific Decision Sciences Corporation, acquired on October 1, 2000. Companies acquired in 2000 contributed $9.4 million in gross profit in 2000. Gross profit and margin percentage from existing businesses decreased in 2000 as the poor performance of the technology sector during the fourth quarter of 2000 resulted in lower capital spending and increased incentives, which contributed to the decline in gross margin percentage.

     Our Digital Angel Corporation segment's gross profit increased
$0.2 million, or 1.5%, from 2001 to 2002, and margins increase to 40.6% from 37.6%. We attribute the increase in gross profit for 2002, to the Medical Systems segment and we attribute the increase in gross margin to a favorable shift in the product mix. Gross profit increased by $4.1 million, or 44.5%, from 2000 to 2001, and margins decreased to 37.6% from 41.8%. Gross profit increased in 2001 primarily the result of the acquisitions of Timely Technology Corp. in April 2000, and Destron Fearing Corporation in September 2000. Gross profit margins decreased in 2001, primarily because the businesses acquired in 2000 earn lower margin percentages than our existing business.

     Our SysComm International segment's gross profit decreased $1.2 million, or 22.5%, from 2001 to 2002. Gross margin percentage increased to 18.3% from 15.7% in 2001. The decrease in gross profit was primarily due to the overall decrease in revenue resulting from the soft market in the IT industry, while the increase in gross margin is primarily attributable to the focus on sales of higher margin products and related technical services during 2002. Gross profit decreased $0.4 million, or 7.7%, from 2000 to 2001. Gross margin percentage decreased to 15.7% in 2001 compared to 21.3% in 2000. The poor performance of the economy and the technology sector in particular resulted in lower capital spending and increased incentives during 2001 as compared to 2000.

     Our All Other segment's gross profit decreased by $10.5 million, or 90.0%, from 2001 to 2002. Gross margin percentage increased to 83.9% in 2002 compared to 28.3% in 2001. Gross profit decreased $11.7 million, or 50.1%, from 2000 to 2001. Gross margin percentage decreased to 28.3% in 2001 compared to 44.4% in 2000. The decrease in gross profit in 2002 and 2001 is primarily due to the sale or closure of the business units comprising this segment during the last half of 2001 and the first half of 2002. We attribute the increase in gross margin in 2002 to inventory reserves of $4.3 million, which were recorded during 2001, and to the sale and closure of business units within this group. The majority of the business units that were sold or closed earned lower gross margins on average than the remaining business unit comprising the group during the first half of 2002.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses from continuing operations were $66.5 million in 2002, a decrease of $35.9 million, or 35.1%, over the $102.3 million reported in 2001. Selling, general and administrative expenses from continuing operations increased $40.3 million in 2001, or 65.0%, over the $62.0 million reported in 2000. As a percentage of revenue, selling, general and administrative expenses from continuing operations have increased to 66.5% in 2002, from 65.5% in 2001 and 46.0% in 2000.

     Selling, general and administrative expense for each of the operating segments was:

                                           2002        2001        2000
                                           ----        ----        ----
                                              (AMOUNTS IN THOUSANDS)
Advanced Technology                      $12,100     $ 12,273    $10,570
Digital Angel Corporation                 15,615        9,595      7,810
SysComm International                      4,171        5,451      4,075
All Other                                  1,504       28,876     23,041
Corporate (1)                             33,060       46,121     16,500
                                         -------     --------    -------
                                         $66,450     $102,316    $61,996
                                         =======     ========    =======

     Selling, general and administrative expense as a percentage of revenue for each of the operating segments was:

                                            2002        2001        2000
                                            ----        ----        ----
                                              %           %           %
                                              -           -           -
Advanced Technology                         28.9        27.5        32.7
Digital Angel Corporation                   46.4        26.8        35.1
SysComm International                       18.4        16.0        14.9
All Other                                  108.4        69.9        43.7
Corporate (1)                               33.1        29.5        12.2
                                           -----        ----        ----
                                            66.5        65.5        46.0
                                           =====        ====        ====

(1) Corporate's percentage has been calculated as a percentage of total revenue.

     Changes during the years were:

     Our Advanced Technology segment's selling, general and administrative expenses decreased $0.2 million, or 1.4%, to $12.1 million in 2002 from $12.3 million in 2001. We attribute the decrease primarily to the reduction in revenues and the corresponding overhead for several of the businesses within this segment. Partially offsetting the decrease were increases in legal and other costs associated with a lawsuit that was settled on July 15, 2002 and marketing and administrative expenses associated with our VeriChip product launch. As a percentage of revenue, selling, general and administrative expense decreased in 2002 as compared to 2001. Selling, general and administrative expenses increased $1.7 million, or 16.1%, to $12.3 million in 2001 from $10.6 million in 2000. The acquisition of Computer Equity in June 2000 contributed $2.6 million of the increase and $1.2 million resulted from bad debt reserves. These increases were partially offset by staff reductions and other cost saving measures. Selling expense decreased as a percentage of revenue in 2001 as compared to 2000, as companies acquired in 2000 incurred less selling, general and administrative expenses as a percentage of revenue than the existing businesses.

     Our Digital Angel Corporation segment's selling, general and administrative expenses increased by $6.0 million, or 62.7%, to $15.6 million in 2002 from $9.6 million in 2001. As a percentage of revenue, selling, general and administrative expenses increased to 46.4% as compared to 26.8% in 2001. We attribute the increase in 2002, primarily to expenses associated with the merger of pre-merger Digital Angel and MAS during the first quarter of 2002 as well as the costs associated with the introduction of the Digital Angel products. Selling, general and administrative expenses increased by $1.8 million, or 23.1%, to $9.6 million in 2001 from $7.8 million in 2000. The increase in 2001 was the result of the acquisitions of Destron Fearing Corporation and Timely Technology Corp. during 2000.

     Our SysComm International segment's selling, general and administrative expenses decreased $1.3 million, or 23.5%, to $4.2 million in 2002 from $5.5 million in 2001. The decrease in expenses was due to several cost savings measures taken in 2002 including the centralization of the service and administrative operations and the closure of two other small offices. Also, we reduced our work force and payments of sales commissions, both of which were related to the decline in revenue. Selling, general and administrative expense increased to $5.5 million in 2001 from $4.1 million in 2000. The increase in 2001 was due to the acquisition of SysComm International Corporation in the fourth quarter of 2000.

     Our All Other segment's selling, general and administrative expenses decreased $27.4 million, or 94.8%, to $1.5 million in 2002 from $28.9 million in 2001. The decrease resulted from the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002. Selling, general and administrative expenses increased $5.8 million, or 25.3%, to $28.9 million in 2001 from $23.0 million in 2000. We attribute the increase to the acquisition of a software provider in December 2000.

     Corporate/Eliminations selling, general and administrative expenses decreased $13.1 million, or 28.3%, to $33.1 million in 2002 from $46.1 million in 2001. We attribute the decrease in 2002 primarily to the one-time costs incurred during 2001, as more fully discussed below. Partially offsetting the decrease were increases related to the following three factors:

     * Pursuant to the terms of the pre-merger Digital Angel and MAS merger agreement, which became effective March 27, 2002, options to acquire shares of pre-merger Digital Angel common stock were converted into options to acquire shares of MAS common stock. The transaction resulted in a new measurement date for the options and, as a result, we recorded non-cash compensation expense of approximately $18.7 million during 2002. As all of the option holders were our employees or directors, these options were considered fixed awards under APB Opinion No. 25 and expense was recorded for the intrinsic value of the options converted;

     *    We incurred an increase in professional fees during 2002; and

     * We incurred non-cash compensation expense of approximately $0.5 million associated with interest payments that were due on September 27, 2001 and September 27, 2002. We have chosen not to pay the interest and related tax gross-up. We, therefore, consider such notes to be in default and have begun steps to foreclose on the underlying collateral (all of the stock) in satisfaction of the notes. Our decision to take this action relates in part to the passage of the recent corporate reform legislation under the Sarbanes-Oxley Act of 2002, which, among other things, prohibits further extension of credit to officers and directors.

     Corporate/Eliminations selling, general and administrative expenses increased $29.6 million, or 179.5%, to $46.1 million in 2001 from $16.5 million in 2000. The significant increase was primarily as a result of an increase in bad debt reserves on notes and other receivables of $21.9 million. The reserves were considered necessary based upon several factors that occurred during the third and fourth quarters of 2001. These included:

     * A debtor declared bankruptcy, which resulted in a reserve of $2.5 million;

     * A $6.2 million note receivable, plus accrued interest, associated with a business sold in December 2000 was deemed uncollectible as the debtor has experienced significant business interruptions to a business located in New York directly related to September 11, 2001;

     * Three debtors are delinquent under required payment obligations resulting in a reserve of $3.4 million; and

     * A $9.0 million note received for issuance of shares of the Company's common stock was deemed uncollectible based upon the financial condition of the debtor.

     Also contributing to the increase in 2001 were:

     * $5.3 million of non-cash compensation expense due primarily to re-pricing 19.3 million stock options in September 2001. The re-priced options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and, accordingly, fluctuations in our common stock price result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expired; and

     *    $3.6 million in litigation reserves.

     Partially offsetting the increase was a reduction in personnel related expenses of approximately $2.0 million.

     RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expense from continuing operations for 2002 was $3.5 million, a decrease of $5.1 million, or 59.1%, over the $8.6 million reported in 2001. As a percentage of revenue, research and development expense decreased to 3.5% in 2002 from 5.5% in 2001.

     Research and development expense for each of the operating segments was:

                                           2002        2001        2000
                                           ----        ----        ----
                                               (AMOUNTS IN THOUSANDS)
Advanced Technology                       $  861      $3,321      $  269
Digital Angel Corporation                  2,422       5,071       2,235
All Other                                     --         218          --
Corporate                                    235          --          --
                                          ------      ------      ------
                                          $3,518      $8,610      $2,504
                                          ======      ======      ======

     Research and development expense relates primarily to the development of our products, Digital Angel, Thermo Life, VeriChip and Bio-Thermo and to software development costs.

     ASSET IMPAIRMENT

     Asset impairment during the years ended December 31, 2002, 2001 and 2000 was:

                                           2002        2001        2000
                                           ----        ----        ----
                                             (AMOUNTS IN THOUSANDS)
Goodwill:
Advanced Technology                      $    --     $30,453      $   --
  Digital Angel Corporation               62,185         726          --
  All Other                                   --      32,427         818
                                         -------     -------      ------
       Total goodwill                     62,185      63,606         818
Property and equipment                     6,860       2,372          --
Investment in ATEC and Burling stock          --          --       5,565
Software and other                           337       5,741          --
                                         -------     -------      ------
                                         $69,382     $71,719      $6,383
                                         =======     =======      ======

     As of December 31, 2002, the net book value of our goodwill was $67.8 million. There was no impairment of goodwill upon the adoption of FAS 142 on January 1, 2002. Upon our annual review for impairment during the fourth quarter of 2002, we recorded an impairment charge of $62.2 million associated with our Digital Angel Corporation segment. The impairment relates to the goodwill associated with the acquisition of MAS in March 2002, and to Digital Angel Corporation's Wireless and Monitoring segment. Future goodwill impairment reviews may result in additional periodic write-downs. In addition, Digital Angel Corporation impaired $6.4 million of software associated with its Wireless and Monitoring segment. As of December 31, 2002, Digital Angel Corporation's Wireless and Monitoring segment has not recorded any significant revenues from its Digital Angel product, and therefore, it was determined that the goodwill and software were impaired.

     As a result of the economic slowdown during 2001, we experienced deteriorating sales for certain of our businesses. In addition, management concluded that a full transition to an advanced technology company required the sale or closure of all units that did not fit into our new business model or were not cash-flow positive. This resulted in the shutdown of several of our businesses during the third and fourth quarters of 2001 and the first quarter of 2002. Also, letters of intent that we had received during the last half of 2001 and the first quarter of 2002 related to the sales of certain of our businesses indicated a decline in their fair values. The sales of these businesses did not comprise the sale of an entire business segment. Based upon these developments, we reassessed our future expected operating cash flows and business valuations and at December 31, 2001, we performed undiscounted cash flows analyses by business unit to determine if an impairment existed. For purposes of these analyses, earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow. When an impairment was determined to exist, any related impairment loss was calculated based on fair value. Fair value was determined based on discounted cash flows. The discount rate utilized by us was the rate of return expected from the market or the rate of return for a similar investment with similar risks. This reassessment resulted in the asset impairments listed above during 2001.

     As a result of the restructuring and revision to our business model, the plan to implement an enterprise wide software system purchased in 2000 was discontinued, and accordingly, the cost of the software was expensed in 2002 and 2001.

     During the fourth quarter of 2000, we reviewed our goodwill and certain other investments for impairment and concluded that certain assets were impaired. At December 31, 2000, we recorded a charge of $6.4 million for permanent asset impairment as more fully described in our financial statements.

     In addition to the impairments above, during 2002 and 2001, we recorded inventory reserves of $1.4 million and $4.0 million, respectively, and bad debt reserves of $1.3 million and $26.0 million, respectively. The inventory reserves are included in our financial statements in cost of products and the bad debt reserves are included in selling, general and administrative expense.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense from continuing operations for 2002 was $4.8 million, a decrease of $24.1 million, or 83.5%, over the $28.9 million reported in 2001. The 2001 expense represents an increase of $17.8 million, or 161.0% over the $11.1 million reported in 2000. As a percentage of revenue, depreciation and amortization expense was 4.8%, 18.5% and 8.2% in 2002, 2001 and 2000, respectively.

     Under FAS 142, which we adopted on January 1, 2002, goodwill and certain other intangible assets are no longer amortized. We incurred $22.5 million and $9.4 million in goodwill and equity method investment amortization during 2001 and 2000, respectively.

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

     Depreciation and amortization expense from continuing operations by segments was as follows:

                                           2002        2001        2000
                                           ----        ----        ----
                                              (AMOUNTS IN THOUSANDS)
Advanced Technology                       $  569     $ 9,088     $ 2,990
Digital Angel Corporation                  3,638      12,298       2,962
SysComm International                        261         503         176
All Other                                      9       4,768       3,366
Corporate                                    296       2,242       1,579
                                          ------     -------     -------
Total                                     $4,773     $28,899     $11,073
                                          ======     =======     =======

     We attribute the decreases in 2002 primarily to a reduction in goodwill amortization as a result of the adoption of FAS 142. In addition, All Other's depreciation and amortization expense decreased due to the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002. "Corporate / Eliminations" depreciation and amortization expense decreased primarily as a result of the impairment and sale of software and other corporate assets during the last half of 2001.

     The increases in 2001 as compared to 2000 reflect the increased goodwill amortization associated with the business acquisitions during 2000, and the change in goodwill lives noted above.

     LOSS/GAIN ON SALES OF SUBSIDIARIES AND BUSINESS ASSETS

     The gain (loss) on sale of subsidiaries and business assets was $0.1 million, $(6.1) million, and $0.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The loss on the sales of subsidiaries and business assets of $6.1 million for 2001 was due to sales of the business assets of our wholly-owned subsidiaries as follows: ADS Retail Inc., Signal Processors, Limited, ACT Wireless Corp. and our ATI Communications companies. In addition, we sold our 85% ownership interest in Atlantic Systems, Inc. Proceeds from the sales were $3.5 million and were used primarily to repay debt.

     INTEREST INCOME AND EXPENSE

     Interest income was $2.4 million, $2.1 million and $1.1 million for 2002, 2001 and 2000, respectively. Interest income is earned primarily from short-term investments and notes receivable.

     Interest expense was $17.5 million, $8.6 million and $5.9 million for 2002, 2001 and 2000, respectively. Interest expense is a function of the level of outstanding debt and is principally associated with notes payable and term loans.

     INCOME TAXES

     We had effective income tax (benefit) rates of 0.3%, 11.8%, and (14.8)% in 2002, 2001 and 2000, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from goodwill amortization associated with acquisitions, state taxes net of federal benefits and the increase or reduction of valuation allowances related to net operating loss carryforwards and other deferred tax assets. As of December 31, 2002, we have provided a valuation allowance to fully reserve our net operating loss carryforwards and our other existing net deferred tax assets. Our tax provision for 2001 was primarily the result of an increase in the valuation allowance due to the losses incurred during the year ended December 31, 2001, as well as our projections of future taxable income.

     EXTRAORDINARY GAIN/LOSS

     As a result of settling certain disputes between us, the former owners of Bostek, Inc. and an affiliate of Bostek, as more fully discussed in Note 19 to the Consolidated Financial Statements, the parties agreed to forgive a $9.5 million payable provided we registered approximately 3.0 million common shares by June 15, 2001. We were successful in meeting the June 15, 2001 deadline and, accordingly, the extinguishment of the $9.5 million payable was recorded in June 2001 as an extraordinary gain.

     RESULTS OF DISCONTINUED OPERATIONS

     The following discloses the results of Intellesale and all other non-core businesses comprising discontinued operations for the period January 1 through March 1, 2001 and the years ended December 31, 2000:

     DISCONTINUED INTELLESALE BUSINESS:                         JANUARY 1,          YEAR
                                                              THROUGH MARCH 1,      ENDED
                                                                   2001             2000
                                                                   ----             ----
                                                                   (amounts in thousands)
Product revenue                                                   $7,965          $ 95,666
Service revenue                                                      370             6,826
                                                                  ------          --------
Total revenue                                                      8,335           102,492
Cost of products sold                                              6,974           104,396
Cost of services sold                                                 --             5,315
                                                                  ------          --------
Total cost of products and services sold                           6,974           109,711
                                                                  ------          --------
Gross profit                                                       1,361            (7,219)
Selling, general and administrative expenses                       1,602            32,772
Gain on sale of subsidiary                                            --            (5,145)
Depreciation and amortization                                        121             2,949
Interest, net                                                         --                --
Impairment of investments                                             --            46,600
(Benefit) provision for income taxes                                (151)          (13,357)
Minority interest                                                    (11)              140
                                                                  ------          --------
(Loss) income from discontinued Intellesale businesses            $ (200)         $(71,178)
                                                                  ======          ========

     DISCONTINUED NON-CORE BUSINESSES:                          JANUARY 1,           YEAR
                                                             THROUGH MARCH 1,        ENDED
                                                                   2001              2000
                                                                   ----              ----
                                                                   (amounts in thousands)
Product revenue                                                   $5,074           $42,235
Service revenue                                                      476                --
                                                                  ------           -------
Total revenue                                                      5,550            42,235
Cost of products sold                                              3,525            33,428
Cost of services sold                                                259                --
                                                                  ------           -------
Total cost of products and services sold                           3,784            33,428
                                                                  ------           -------
Gross profit                                                       1,766             8,807
Selling, general and administrative expenses                         932             7,926
Loss on sale of subsidiary                                            --               528
Depreciation and amortization                                        143             1,268
Interest, net                                                         29               187
Impairment of investments                                             --             3,619
(Benefit) provision for income taxes                                 185              (257)
Minority interest                                                     64                61
                                                                  ------           -------
(Loss) income from discontinued non-core businesses               $  413           $(4,525)
                                                                  ======           =======




     TOTAL DISCONTINUED OPERATIONS                  JANUARY 1,          YEAR
                                                 THROUGH MARCH 1,       ENDED
                                                      2001              2000
                                                      ----              ----
                                                      (amounts in thousands)
Product revenue                                      $13,039          $137,901
Service revenue                                          846             6,826
                                                     -------          --------
Total revenue                                         13,885           144,727
Cost of products sold                                 10,499           137,824
Cost of services sold                                    259             5,315
                                                     -------          --------
Total cost of products and services sold              10,758           143,139
                                                     -------          --------
Gross profit                                           3,127             1,588
Selling, general and administrative expenses           2,534            40,697
Gain on sale of subsidiary                                --            (4,617)
Depreciation and amortization                            264             4,217
Interest, net                                             29               187
Impairment of investments                                 --            50,219
(Benefit) provision for income taxes                      34           (13,614)
Minority interest                                         53               201
                                                     -------          --------
(Loss) income from discontinued operations           $   213          $(75,702)
                                                     =======          ========

     The above results do not include any allocated or common overhead expenses. Included in Interest, net, above are interest charges based on the debt of one of these businesses that was repaid when the business was sold in January 2002.

     As of March 31, 2003, we have sold or closed substantially all of the businesses comprising Discontinued Operations. There is one insignificant company remaining, which had revenue and net loss for the year ended December 31, 2002 of $0.7 million and $0.2 million, respectively. We anticipate selling this remaining company in the next several months. Proceeds from the sales of Discontinued Operations companies were used to repay amounts outstanding under our credit agreement with IBM Credit. Any additional proceeds on the sale of the remaining business will also be used to repay debt.

     Provision for operating losses and carrying costs during the phase-out period included the estimated loss on sale of the business units as well as operating and other disposal costs incurred in selling the businesses. Carrying costs include the cancellation of facility leases, employment contract buyouts, sales tax liabilities and reserves for certain legal expenses related to on-going litigation.

     During 2002 and 2001, Discontinued Operations incurred a change in estimated loss on disposal and operating losses accrued on the measurement date of $1.4 million and $(16.7) million, respectively. The primary reason for the reduction in estimated losses for 2002 was due to the settlement of litigation for an amount less than anticipated. The primary reasons for the excess losses in 2001 were due to inventory write-downs of $4.5 million during the second quarter of 2001, a decrease in estimated sales proceeds as certain of the businesses were closed in the second and third quarters of 2001, an increase in legal expenses related to on-going litigation, additional sales tax liabilities and additional facility lease costs.

     The business closures in 2001 were the result of a combination of the deteriorating market conditions for the technology sector as well as our strategic decision to reallocate funding to our core businesses. We also increased our estimated loss on the sale of Innovative Vacuum Solutions, Inc., which was sold during the second quarter of 2001, by $0.2 million and on Ground Effects Ltd., which was sold in the first quarter of 2002, by $1.2 million.

     We do not anticipate a further loss on sale of the remaining business comprising Discontinued Operations. However, actual losses could differ from our estimates and any adjustments will be reflected in our future financial statements. During the years ended December 31, 2002, 2001 and 2000, the estimated amounts recorded were as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                            2002           2001        2000
                                                                            ----           ----        ----
                                                                                 (amounts in thousands)
Operating losses and estimated loss on the sale of business units         $   684        $13,010     $ 1,619
Carrying Costs                                                             (2,104)         3,685       6,954

Less: Benefit for income taxes                                                 --             --      (1,307)
                                                                          -------        -------     -------
                                                                          $(1,420)       $16,695     $ 7,266
                                                                          =======        =======     =======

     The following table sets forth the roll forward of the liabilities for operating losses and carrying costs from March 1, 2001, the measurement date, through December 31, 2001. The deductions represent activity from March 1, 2001, the measurement date, to December 31, 2001:

                                                                                         Balance,
                                         Balance,                                      December 31,
Type of Cost                          March 1, 2001        Additions     Deductions        2001
------------                          -------------        ---------     ----------        ----
Operating losses and
 estimated loss on sale                   $1,173           $   684         $1,857         $   --
Carrying costs (1)                         7,218            (2,104)           206          4,908
                                          ------           -------         ------         ------
Total                                     $8,391           $(1,420)        $2,063         $4,908
                                          ======           =======         ======         ======

(1) Carrying costs at December 31, 2002, include all estimated costs to dispose of the discontinued businesses including $2.0 million for future lease commitments, $1.8 million for severance and employment contract settlements, $1.0 million for sales tax liabilities and $0.1 million for litigation settlement.

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

     LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

     As of December 31, 2002, cash and cash equivalents totaled $5.8 million, an increase of $2.1 million, or 56.8% from $3.7 million at December 31, 2001. Cash used in operating activities totaled $3.9 million, $18.0 million and $43.4 million in 2002, 2001 and 2000, respectively. In each year, cash was used primarily to fund operating losses. By operation of the Digital Angel Trust agreement, our share of Digital Angel Corporation's net assets is effectively restricted. Although Digital Angel Corporation and SysComm may pay dividends, access to these subsidiaries' funds is restricted.

     Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased by $5.4 million or 24.7% to $16.5 million at December 31, 2002 from $21.9 million at December 31, 2001. The decrease was primarily as a result of the sale and closure of businesses during 2001 and 2002. As a percentage of 2002 and 2001 revenue, accounts and unbilled receivable were 16.6% and 14.0%, respectively.

     Inventories remained relatively stable at $6.4 million at December 31, 2002 compared to $6.2 million at December 31, 2001.

     Other current assets decreased by $1.9 million or 39.6% to $2.9 million at December 31, 2002 from $4.8 million at December 31, 2001. This decrease is primarily attributable to receipt of a $0.8 million tax refund in 2002 and a decrease in prepaid expenses.

     Accounts payable decreased by $5.6 million or 36.4% to $9.8 million at December 31, 2002 from $15.4 million at December 31, 2001. The decrease was primarily a result of the sale and closure of businesses during the last half of 2001 and the first half of 2002.

     Accrued interest and other expenses increased by $12.1 million or 70.3% to $29.3 million at December 31, 2002 from $17.2 million at December 31, 2001. The increase is primarily attributable to accrued interest.

     Investing activities provided cash of $8.0 million, $2.7 million and $18.4 million in 2002, 2001 and 2000, respectively. In 2002, cash was provided by $3.2 million collection of notes receivables, $4.9 million of proceeds from the sale of subsidiaries, business assets, property and equipment, and $2.6 million was received from buyers of divested subsidiaries. Cash was used primarily to purchase property and equipment and to fund Discontinued Operations. In 2001, $2.8 million was used to acquire property and equipment, offset by cash proceeds from the sale of subsidiaries and business assets of $1.7 million, proceeds from the sale of property and equipment of $1.3 million, collections of notes receivable of $1.3 million and a reduction in other assets of $0.9 million. In 2000, we collected $31.3 million from the purchaser of TigerTel included in decreases in notes receivable and $0.9 million from the sale of assets, and realized cash of $1.7 million for our Discontinued Operations. The sources were partially offset by cash of $9.1 million used to acquire businesses, $8.4 million used to acquire property and equipment, and $1.0 million for other assets.

     Financing activities (used) provided cash of ($2.8) million, $10.9 million and $30.8 million in 2001, 2000 and 1999 respectively. In 2002, cash was used to pay

$6.2 million in notes payable and long-term debt, offset by $1.7 million provided from issuance of common shares, $1.2 million from collections of notes receivable for shares issued, and $1.3 million provided by increases in notes payable. In 2001, cash of $14.0 million was obtained through notes payable, $0.6 million was provided by long-term debt and $0.7 million was provided from the issuance of common shares. Cash was used primarily for stock issuance costs of $0.8 million, and payments of long-term debt of $2.5 million. In 2000, $19.1 million was received from the issuance of Series C preferred stock, $16.0 million was obtained through long-term debt, $2.2 million was obtained from net increases in notes payable and $6.1 million was obtained through the issuance of common shares. Uses of cash in 2000 included payments of $11.6 million against long-term debt, and $0.8 million for other financing costs.

     Debt, Covenant Compliance and Liquidity

     On March 1, 2002, we and the Digital Angel Trust, entered into the IBM Credit Agreement with IBM Credit, which became effective on March 27, 2002, the effective date of the merger between pre-merger Digital Angel and MAS. The principal amount outstanding had an annual rate of 17% and matured on February 28, 2003. If certain amounts were not repaid on or before February 28, 2003, the interest rate increased to an annual rate of 25%. On September 30, 2002, we entered into an amendment to the IBM Credit Agreement, which revised certain financial covenants relating to our financial performance and the financial position and performance of Digital Angel Corporation for the quarter ended September 30, 2002 and the fiscal year ending December 31, 2002. On November 1, 2002, we entered into another amendment to the IBM Credit Agreement, which further revised certain covenants relating to the financial performance of Digital Angel Corporation for the quarter ended September 30, 2002, and the fiscal year ending December 31, 2002. At September 30, 2002, we and Digital Angel Corporation were in compliance with the revised covenants under IBM Credit Agreement. At June 30, 2002, we were not in compliance with our Minimum Cumulative Modified EBITDA debt covenant and with other provisions of the IBM Credit Agreement, and Digital Angel Corporation was not in compliance with its Minimum Cumulative Modified EBITDA and Current Assets to Current Liabilities debt covenants. On August 21, 2002, IBM Credit provided us with a waiver of such noncompliance. As consideration for the waiver, we issued to IBM Credit a five year-warrant to acquire 2.9 million shares of our common stock at $0.15 per share, valued at approximately $1.3 million, and a five year-warrant to purchase approximately 1.8 million shares of our wholly-owned subsidiary VeriChip Corporation's common stock at $0.05 per share, valued at approximately $44 thousand. The fair value of these warrants was included in interest expense in 2002.

     Under the terms of the IBM Credit Agreement we were required to repay
IBM Credit Corporation $29.8 million of the $77.2 million outstanding principal balance owed to them plus $16.4 million of accrued interest and expenses (totaling approximately $46.2 million), on or before February 28, 2003. We did not make such payment by February 28, 2003 and on March 3, 2003, IBM Credit notified us that we had until March 6, 2003, to make the payment.
We did not make the payment on March 6, 2003, as required. In addition, we were not in compliance with the financial performance covenant under the IBM
Credit Agreement as of December 31, 2002. Our failure to comply with the payment terms imposed by the IBM Credit Agreement and our failure to maintain compliance with the financial performance covenant constitute events of default under the IBM Credit Agreement. On March 7, 2003, we received a letter from IBM Credit declaring the loan in default and indicating that IBM Credit would exercise any and/or all of its remedies.

     On March 27, 2003, we announced that we had executed a forbearance agreement term sheet with IBM Credit. The forbearance agreement becomes effective on or about March 31, 2003 and grants us more favorable loan repayment terms and more time in which to meet our current obligations to IBM Credit. It contains various purchase rights for us to buy back our existing indebtedness from IBM Credit, including a one-time payment on or before June 30, 2003 of $30 million. Payment of this amount will constitute complete satisfaction of any and all of our obligations to IBM Credit. Provided there has not earlier occurred a "Termination Event," as defined, at the end of the forbearance period, the provisions of the forbearance agreement shall become of no force and effect. At that time, if the repayment terms of the forbearance agreement are not met, IBM Credit shall be free to exercise and enforce, or to take steps to exercise and enforce, all rights, powers, privileges and remedies available to them under the IBM Credit Agreement, as a result of the payment and covenant defaults existing on March 24, 2003. If we are not successful in satisfying the payment obligations under the forbearance agreement or we do not comply with the terms of the forbearance agreement or the IBM Credit Agreement, and IBM Credit were to enforce its rights against the collateral securing the obligations to IBM Credit, there would be substantial doubt that we would be able to continue operations in the normal course of business.

     Sources of Liquidity

     While we anticipate that our operations will provide positive cash flow during 2003, our operating activities did not provide positive cash flow during 2002 and 2001. In addition, during 2003, we are required to make substantial debt payments under the terms of the forbearance agreement term sheet with IBM Credit. Accordingly, there can be no assurance that we will have access to funds necessary to provide for our ongoing operations or to make the required debt payments. Our sources of liquidity may include proceeds from the sale of common stock and preferred shares, proceeds for the sale of businesses, proceeds from the sale of the Digital Angel Corporation common stock held in the Digital Angel Trust, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings. There can be no assurance however, that these options will be available, or if available, on favorable terms. Our capital requirements depend on a variety of factors, including but not limited to, repayment obligations under the IBM Credit Agreement, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions.

     Failure to obtain additional funding, to generate positive cash flow from operations and to comply with the payment and other provisions of the forbearance agreement with IBM Credit will have a materially adverse effect on our business, financial condition and results of operations.

     Contractual Obligations

     The following table shows the aggregate of our contractual cash obligations at December 31, 2002:

                                                         Less Than          1-3            4-5        After 5
Contractual Cash Obligations                  Total        1 Year          Years          Years        Years
----------------------------                  -----        ------          -----          -----        -----
                                                                  (amounts in thousands)
Notes payable, long-term debt and
 other long-term liabilities                $ 86,280       $81,879         $1,088         $   81      $ 3,232
Operating leases                              15,039         1,385          1,061            696       11,897
Employment contracts                           5,398         2,483          1,404            789          722
                                            --------       -------         ------         ------      -------
  Total contractual cash obligations        $106,717       $85,747         $3,553         $1,566      $15,851
                                            ========       =======         ======         ======      =======

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

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the FASB issued FAS No. 141, Business Combinations and FAS No. 142, Goodwill and Other Intangible Assets. FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We adopted the provisions of each statement, which apply to goodwill and certain intangibles acquired prior to June 30, 2001, on January 1, 2002. The adoption of these standards had the impact of reducing our amortization of goodwill commencing January 1, 2002. There was no impairment of goodwill upon adoption of FAS 142. We recorded an impairment charge of $62.2 million based upon our annual review of our goodwill during the fourth quarter of 2002. Future impairment reviews may result in additional periodic write-downs.

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

     In May 2002, the FASB issued SFAS 145, Rescission of FASB
Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates Statement 4 (and Statement
64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for years beginning after May 2002, for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002, for the provision related to the amendment of Statement 13. The adoption of FAS 145 did not have a material effect on our operations or financial position.

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. We have not yet determined what impact the adoption of FAS 146 will have on our operations and financial position.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.
It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion
No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. We intend to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25. SFAS 148's amendment of the transition and annual disclosure provisions of SFAS 123 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS 148 at December 31, 2002.

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     With our United Kingdom subsidiary we have operations and sales in various regions of the world. Additionally, we export and import to and from other countries. Our operations may therefore be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses may be denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors.

     We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Borrowings under our IBM Credit Agreement bear interest at a fixed annual interest rate. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term investments.

     Due to the nature of our borrowings and our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements and supplementary data included in this Annual Report are listed in Item 15 and begin immediately after Item 15.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 11, 2002, we notified our independent accountants, PricewaterhouseCoopers LLP, that our Board of Directors had approved our decision to transition our audit work to another firm and dismissed PricewaterhouseCoopers, LLP. We had selected Grant Thornton LLP as our new independent accountants.

     The reports of PricewaterhouseCoopers LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that the reports for each of the years ended December 31, 2000 and December 31, 2001 contained an explanatory paragraph expressing doubt about our ability to continue as a going concern. In connection with its audits for the three most recent fiscal years and through April 11, 2002, there had been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years. The following were the only reportable events as defined under Regulation S-K Item 304(a)(1)(v). During the two most recent fiscal years and through April 11, 2002, PricewaterhouseCoopers LLP discussed with the Audit Committee of the Board of Directors the following findings, all of which we agreed with and all of which have been remedied. During the year ended December 31, 2001, one of our subsidiaries lacked evidence of customer acceptance prior to the recognition of certain revenue and did not have proper restrictions to vendor access within its accounts payable system.
During the year ended December 31, 2000, a second subsidiary lacked monitoring controls over its accounts receivable and was unable to provide certain detailed inventory listings for certain general ledger balances. That subsidiary was part of our Discontinued
Operations and has been closed since 2001. On April 17, 2002, we engaged Grant Thornton LLP as our new independent accountants to audit the financial statements for the year ending December 31, 2002. During 2000 and 2001 and in the subsequent interim period, we had not consulted with Grant Thornton LLP on items which concerned the application of accounting principles generally, or to a specific transaction or group of either completed or proposed transactions, or the type of audit opinion that might be rendered on our financial statements.

     On April 22, 2002, we filed a Current Report on Form 8-K with the SEC to report the engagement of Grant Thornton LLP. Attached to that report as an exhibit was a letter from PricewaterhouseCoopers LLP addressed to the SEC stating the following: "We have read the statements made by Applied Digital Solutions, Inc. (copy attached), which was filed with the Commission, pursuant to Item 4 of Form 8-K, as part of the Company's Form 8-K report dated April 11, 2002. On March 27, 2002, we issued a report to the Audit Committee listing two material weaknesses from prior years. Management has represented they have implemented remedial action plans. Since we have performed no audit procedures subsequent to the date of our report, we can not confirm the effectiveness of these remedial actions. Otherwise, we agree with the statements concerning our Firm in such Form 8-K."

     On May 21, 2002, we filed a Current Report on Form 8-K with the
SEC to report that, by letter dated May 14, 2002, Grant Thornton LLP resigned as our outside auditing firm. We, and Grant Thornton, had a disagreement on the proper accounting treatment with respect to a non-cash item in connection with the merger of pre-merger Digital Angel and MAS. As a result, of the nature of the disagreement as outlined below, Grant Thornton communicated its resignation as our auditors. Grant Thornton advised us that our proposed treatment of the non-cash item was inconsistent with the position taken in MAS's definitive proxy statement dated February 14, 2002, related to the merger. Grant Thornton advised that we had not brought to Grant Thornton's attention the change in accounting position and that it did not believe it could rely upon future representations made by our management. Grant Thornton also advised us that it had not completed its review of our quarterly report on Form 10-Q for the first quarter of 2002.

     The accounting item in question (about which we, and Grant
Thornton LLP, had the disagreement) related to options that MAS was to assume or convert into MAS options under the terms of an Agreement and Plan of Merger, dated November 1, 2001, by and among MAS, an MAS wholly-owned subsidiary, and pre-merger Digital Angel. On March 27, 2002, the MAS wholly-owned subsidiary was merged with and into pre-merger Digital Angel under the terms of the merger agreement. We also contributed certain other subsidiaries in the merger. Pre-merger Digital Angel, as the surviving corporation, became a wholly-owned subsidiary of MAS, which has since been renamed Digital Angel Corporation. Grant Thornton has also communicated by letter dated May 14, 2002, the termination of its auditor relationship with Digital Angel Corporation.

     With respect to the dispute as to the proper accounting treatment for these options, Grant Thornton's position was that we should recognize in the first quarter of 2002 a one-time, non-cash, compensation expense, in the amount of approximately $14.5 million, under the guidance provided by Accounting Principles Board Opinion No. 25 (APB 25), as amended by FASB Interpretation No. 44 and Emerging Issues Task Force Issue 00-23. We were of the view that the cost of the assumed or to-be-converted options represents part of the merger consideration and should be capitalized and reflected on our balance sheet, consistent with accounting for the transaction as a business combination using the purchase method of accounting, in accordance with Accounting Principles Board Opinion No. 16 (APB 16). We stated that we were intending to contact the staff of the SEC with respect to this issue and that the Audit Committee of the Board of Directors was advised of management's handling of the proposed accounting treatment for the stock options. We also stated that we had authorized Grant Thornton to respond fully to inquiries of the successor accountant concerning the subject matter of the foregoing disagreement and that we were in negotiations with a new independent accounting firm with respect to the auditing of our financial statements.

     On May 22, 2002, we filed a Current Report on Form 8-K/A with the SEC to include as an exhibit a letter from Grant Thornton LLP addressed to the SEC in which Grant Thornton LLP stated the following: "We have read Item 4 of Form 8-K/A of Applied Digital Solutions, Inc. dated May 21, 2002, and agree with the statements concerning our Firm contained therein. As to the discussion of having contacted the SEC and of the new accountants, we have no basis for agreeing or disagreeing with such statements."

     On May 28, 2002, we filed a Current Report on Form 8-K to announce that on May 23, 2002, we engaged Eisner LLP as our new independent accountants to audit our financial statements for the fiscal year ending December 31, 2002. During 2000 and 2001 and in the subsequent interim period, we had not consulted with Eisner LLP on items which concerned the application of accounting principles generally, or to a specific transaction or group of either completed or proposed transactions, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

     We also reported that due to the timing of the resignation of Grant Thornton LLP, the interim financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which were filed with the SEC on May 20, 2002, were not reviewed by an independent accountant as required pursuant to Rule 10-01 (d) of Regulation S-X, and that our new independent accountants, Eisner LLP, would complete the SAS 71 review of the Registrant's first quarter financial statements and we would file an amended Form 10-Q/A.

     On May 24, 2002, we filed a Current Report on Form 8-K to disclose that we had issued a press release on May 22, 2002, stating that the timing of Grant Thornton's resignation as our outside auditors prevented us from filing its Form 10-Q with an auditor's review. As a result, we received a letter from the Nasdaq staff indicating that the Form 10-Q did not comply with Marketplace Rule 4310(c)(14), and, accordingly, that an "E" would be added to our trading symbol. The letter indicated that our common stock was subject to delisting unless we requested a hearing before a Nasdaq listing qualifications panel.

We informed Nasdaq that we intended to make such a request. In accordance with applicable Marketplace Rules, the hearing request had the effect of staying any action pending the decision of the hearing panel. In the interim, the letter "E" was appended to our trading symbol and from July 12, 2002, to July 30, 2002, our common stock was delisted by the NasdaqNM and was traded on the Pink Sheets under the symbol "ADSX.PK." On July 18, 2002, we filed an amended quarterly report on Form 10-Q, which presented condensed financial statements that had been reviewed by our independent public accountants, Eisner LLP. As a result, the Nasdaq hearing panel temporarily relisted our common stock effective July 31, 2002. However, we were unable to satisfy the required minimum closing bid price requirement by October 25, 2002, and as a result, effective November 12, 2002, our common stock began trading on the SmallCap under our existing symbol ADSX.

                          PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

Name                             Age        Position                                   Position Held Since
----                             ---        --------                                   -------------------
Scott R. Silverman                39        Chairman of the Board, Chief Executive     March 2002 (President)
                                             Officer and President                     March 2003 (Chairman
                                                                                        and CEO)
Kevin McLaughlin                  60        Senior Vice President, Chief Operating
                                             Officer                                   March 2003
Michael E. Krawitz                33        Senior Vice President, General Counsel     December 2000
                                             Secretary                                  (appointed Secretary in
                                                                                        March 2003)
Evan C. McKeown                   44        Vice President, Chief Financial Officer    March 2002
Peter Zhou                        63        Vice President, Chief Scientist            January 2000
Arthur F. Noterman                61        Director                                   February 1997
Daniel E. Penni                   55        Director                                   March 1995
Dennis G. Rawan                   59        Director                                   December 2002
Constance K. Weaver               50        Director                                   July 1998

     Following is a summary of the background and business experience of the directors and executive officers:

     Scott R. Silverman: Mr. Silverman, age 39, has served since August 2001 as a special advisor to the Board of Directors. In March 2002, he was appointed to the Board of Directors and named President. Mr. Silverman's term as director expires in 2004. From September 1999 to March 2002, Mr. Silverman operated his own private investment-banking firm and prior to that time, from October 1996 to September 1999, he served in various capacities for us including positions related to business development, corporate development and legal affairs. From July 1995 to September 1996, he served as President of ATI Communications, Inc., one of our subsidiaries. He began his career as an attorney specializing in commercial litigation and communications law at the law firm of Cooper Perskie in Atlantic City, New Jersey, and Philadelphia, Pennsylvania. Mr. Silverman is a graduate of the University of Pennsylvania and Villanova University School of Law.

     Kevin H. McLaughlin: Mr. McLaughlin, age 60, was appointed our Senior Vice President and Chief Operating Officer in March 2003. From April
12, 2002, Mr. McLaughlin served as a director and Chief Executive
Officer of SysComm International Corporation, our 52.5% owned subsidiary. Prior to that time, he served as Chief Executive Officer of Computer Equity Corporation, our wholly-owned subsidiary. Mr. McLaughlin joined us as Vice President of Sales and Marketing in June 2000. From June 1995 to May 2000, he served as Senior Vice President of Sales for
SCB Computer Technology, Inc.

     Michael E. Krawitz: Mr. Krawitz, age 33, joined us as our Assistant Vice President and General Counsel in April 1999, and was appointed Vice President and Assistant Secretary in December 1999, Senior Vice President in December 2000 and Secretary in March 2003. From 1994 to April 1999, Mr. Krawitz was an attorney with Fried, Frank, Harris, Shriver & Jacobson in New York. Mr. Krawitz earned a Bachelor of Arts degree from Cornell University in 1991 and a juris doctorate from Harvard Law School in 1994.

     Evan C. McKeown: Mr. McKeown, age 44, joined us as our Vice
President, Chief Accounting Officer and Corporate Controller in March 2001. He was appointed Vice President, Chief Financial Officer in March 2002. Prior to joining us, Mr. McKeown served as Corporate Controller at Orius

Corporation in West Palm Beach, Florida. From 1992 to 1999, he served as Controller and then Chief Financial Officer of Zajac, Inc., in Portland, Maine. Mr. McKeown has more that 20 years experience in accounting and financial reporting, including serving as a Tax Manager for Ernst & Young and public accountant with Coopers & Lybrand. He is a graduate of the University of Maine and is a certified public accountant.

     Peter Zhou: Dr. Zhou, age 63, joined us as Vice President and Chief Scientist in January 2000. From 1988 to 1999, Dr. Zhou served as Vice President, Technology for Sentry Technology Corp., and from 1985 to 1988, he served as Research Investigator for the University of Pennsylvania's Department of Science & Engineering. Prior to that, he was a research scientist for Max-Planck Institute, Metallforschung in Stuttgart, Germany and a post-doctoral research fellow at the University of Pennsylvania. Dr. Zhou has a PhD in materials science/solid state physics from the University of Pennsylvania and a Master of Sciences degree in physics from the Beijing University of Sciences and Technology.

     Arthur F. Noterman: Mr. Noterman, age 61, a Chartered Life Underwriter, has served as a director since February 1997, and serves as a member of the Audit and Compensation Committees of the Board of Directors. Mr. Noterman's term as director expires in 2003.
Mr. Noterman currently serves as President and director of P.M.G. Insurance Marketing of MA Inc. Mr. Noterman is a registered NASD broker affiliated with a Chicago, Illinois registered broker/dealer. Mr. Noterman attended Northeastern University from 1965 to 1975 and obtained the Chartered
Life Underwriters Professional degree in 1979 from The American College, Bryn Mawr, Pennsylvania.

     Daniel E. Penni: Mr. Penni, age 55, has served as a director since March 1995, and is Chairman of the Compensation Committee and serves on the Audit Committee of the Board of Directors. Mr. Penni's term as director expires in 2005. Since March 1998, he has been an Area Executive Vice President for Arthur J. Gallagher & Co. (NYSE:AJG). He has worked in many sales and administrative roles in the insurance business since 1969. He is the managing member of the Norsman Group Northeast, LLC, a private sales and marketing company focused on Internet-based education and marketing and serves as Treasurer and Chairman of the Finance Committee of the Board of Trustees of the Massachusetts College of Pharmacy and Health Sciences. Mr. Penni graduated with a bachelor of science degree in 1969 from the School of Management at Boston College.

     Dennis G. Rawan: Mr. Rawan, age 59, was appointed a director effective December 10, 2002 and serves as Chairman of the Audit
Committee of the Board of Directors. Mr. Rawan was Chief Financial Officer of Expo International, Inc. (Expo) from 1996 until his retirement in 2000. Expo provides information technology products and services to the event industry. For over 20 years prior to joining Expo, Mr. Rawan was a certified public accountant (CPA) providing audit, review, tax and financial statement preparation services for a variety of clients. From 1970 to 1988, while working as a CPA, Mr. Rawan taught graduate level accounting courses at Babson College. Mr. Rawan earned a Bachelor of Arts degree and a Master of Business Administration degree from Northeastern University.

     Constance K. Weaver: Ms. Weaver, age 50, was elected to the Board of Directors in July 1998 and serves on the Compensation Committee of the Board of Directors. Ms. Weaver's term as director expires in 2003. Ms. Weaver is Executive Vice President, Publications and Brand Management for AT&T Corporation (AT&T) (NYSE:T). From 1996 to October 2002, Ms. Weaver was Vice President, Investor Relations and Financial Communications for AT&T. From 1995 through 1996, she was Senior Director, Investor Relations and Financial Communications for Microsoft Corporation. From 1993 to 1995, she was Vice President, Investor Relations, and, from 1991 to 1993, she was director of Investor Relations for MCI Communications, Inc. She earned a Bachelor of Science degree from the University of Maryland in 1975 and has completed post-graduate financial management, marketing and strategic planning courses at The Wharton School of the University of Pennsylvania, Stanford University,

 Columbia University and Imede (Switzerland).

     DIRECTORSHIPS

     Mr. Scott R. Silverman and Mr. Kevin H. McLaughlin serve on the Board of Directors of SysComm International Corporation. No other directors or executive officers hold directorships in any other company that has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

     BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

     The Board of Directors held four meetings and acted by written consent 32 times during 2002.

     We have standing Audit and Compensation Committees of the Board of Directors. The members of the committees are identified in the above-referenced descriptions.

     The Audit Committee recommends for approval by the Board of Directors a firm of certified public accountants whose duty it is to audit our consolidated financial statements for the fiscal year in which they are appointed, and monitors the effectiveness of the audit effort, our internal and financial accounting organization and controls and financial reporting. The Audit Committee held five meetings during 2002. The Audit Committee approves all auditor services and otherwise complies with the provisions of the Sarbanes-Oxley Act of 2002. The Audit Committee members are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers listing standards, as applicable and as may be modified or supplemented and as defined by the Sarbanes-Oxley Act of 2002.

     The Compensation Committee administers our 1996 Non-Qualified
Stock Option Plan, the 1999 Flexible Stock Plan and the 1999 Employees Stock Purchase Plan, including the review and grant of stock options to officers and other employees under such plans, and recommends the adoption of new plans. The Compensation Committee also reviews and approves various other compensation policies and matters and reviews and approves salaries and other matters relating to our executive officers. The Compensation Committee reviews all senior corporate employees after the end of each fiscal year to determine compensation for the subsequent year. Particular attention is paid to each employee's contributions to our current and future success along with their salary level as compared to the market value of personnel with similar skills and responsibilities. The Compensation Committee also looks at accomplishments, which are above and beyond management's normal expectations for their positions. The Compensation Committee met two times and acted by written consent eight times during 2002.

     COMPENSATION OF DIRECTORS

     Our non-employee directors receive a fixed quarterly fee in the amount of $5,000 per quarter. In addition, non-employee directors receive a quarterly fee in the amount of $1,000 for each committee of which they are a member. Reasonable travel expenses are reimbursed when incurred. During 2002, Messrs. Noterman and Penni and Ms. Weaver each received $28,000 in additional non-cash compensation. Individuals who become directors are automatically granted an initial option to purchase 25,000 shares of common stock on the date they become directors. Each of such options is granted pursuant to our 1996 Non-Qualified Stock Option Plan or the 1999 Flexible Stock Plan on terms and conditions determined by the Board of Directors. During 2002, Messrs. Noterman, Penni and Rawan and Ms. Weaver were granted 200,000, 200,000 25,000 and 200,000 options to purchase shares of common stock, respectively. Directors who are not also executive officers are not eligible to participate in any of our other benefit plans.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning the total remuneration paid in 2002 and the two prior fiscal years to our Chief Executive Officer and our four other most highly compensated executive officers (collectively, the "Named Executive Officers").

                                          SUMMARY COMPENSATION TABLE

                                                                                          Long-Term Compensation
                                                                                  ------------------------------------
                                              Annual Compensation                          Awards              Payouts
                                 -----------------------------------------------  -----------------------      -------
                                                                   Other Annual   Restricted   Options /        LTIP    All Other
                                                                     Compen-        Stock      SAR's(#)        Payouts    Compen-
Name and Principal Position(1)   Year    Salary ($)  Bonus ($)(2)  sation ($)(3)  Awards ($)     (4)             (#)     sation ($)
------------------------------   ----    ----------  ------------  -------------  ----------   ---------       -------  -----------
Richard J. Sullivan (5)          2002     $450,000     $140,000      $326,841        $  --     3,200,000        $  --      $  --
   Former Chairman, CEO and      2001      450,000      448,801        57,424           --    10,675,000(9)        --         --
   Secretary                     2000      450,000      180,000       936,672           --     4,000,000           --         --

Scott R. Silverman  (6)          2002      165,577       22,030         2,563           --     1,600,000           --         --
   Chairman, CEO, President      2001          N/A          N/A           N/A          N/A           N/A          N/A        N/A
   and Director                  2000          N/A          N/A           N/A          N/A           N/A          N/A        N/A

Jerome C. Artigliere (7)         2002      178,365       22,030            --           --     1,300,000           --         --
   Former Senior Vice            2001      175,000       14,174        87,688           --     1,129,000(9)        --         --
   President, Chief Operating    2000      134,616       35,000            --           --       100,000           --         --
   Officer, Assistant Treasurer

Michael E. Krawitz (8)           2002      170,769       22,030            --           --     1,000,000           --         --
   Senior Vice President,        2001      160,000       14,174            --           --       504,000(9)        --         --
   General Counsel Secretary     2000      151,853       35,000            --           --       100,000           --         --

Peter Zhou                       2002      216,058        7,500            --           --       200,000           --         --
   Vice President, Chief         2001      212,839           --            --           --       229,000(9)        --         --
   Scientist                     2000      151,456       25,000            --           --       150,000           --         --

---------
(1)  See "Related Party Transactions."
(2) The amounts in the Bonus column were discretionary awards granted by the Compensation Committee in consideration of the contributions of the respective named executive officers.
(3) Other annual compensation includes: (a) in 2002, for Richard J. Sullivan $296,190 related to the difference between the price used to determine the number of shares of common stock issued to Mr. Sullivan in lieu of cash compensation and the market price of stock at the time of issuance, an auto allowance and other discretionary payments, and for Mr. Silverman, an auto allowance;
     (b) in 2001, for Richard J. Sullivan, an auto allowance and other discretionary payments, and for Jerome C. Artigliere, $50,000 in moving expenses, an auto allowance and other discretionary payments; and (c) in 2000, for Richard J. Sullivan, $936,672 of other compensation representing the fair value of property distributed to Richard J. Sullivan, including the associated payment of taxes on his behalf, pursuant to his employment agreement.
(4)  Indicates number of securities underlying options.
(5)  Mr. Sullivan retired in March 2003.
(6) Mr. Silverman joined us as a Director and President in March 2002. He assumed the positions of Chairman of the Board of Directors and Chief Executive Officer in March 2003.
(7)  Mr. Artigliere resigned in March 2003.
(8)  Mr. Krawitz assumed the position of Secretary in March 2003.
(9) Includes options granted in prior years that were re-priced during 2001 as follows: (a) for Richard J. Sullivan, 7,675,000; (b) for Jerome C. Artigliere, 254,000; (c) for Michael E. Krawitz,
     154,000; and (d) for Peter Zhou, 129,000.

     The following table contains information concerning the grant of stock options under our 1999 Flexible Stock Plan and our 1999 Employees Stock Purchase Plan to the Named Executive Officers during 2002:

                                            OPTION GRANTS IN 2002
                                              INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------------------------------------
                                                                                                Potential Realizable Value
                                                                                                 At Assumed Rates of Stock
                                                                                               Appreciation for Option Term
-------------------------------------------------------------------------------------------- ---------------------------------
                                                     % of Total
                                                      Options
                          Number of Securities       Granted to
                           Underlying Options       Employees in    Exercise      Expiration
    Name (1)                 Granted (#)(2)             2002       Price ($/Sh)      Date               5% ($)        10% ($)
    --------              --------------------      ------------   ------------   ----------           -------        -------
Richard J. Sullivan          1,200,000  (1)             11.9%        0.32  (3)    February-08          $130,666       $296,457
                             2,000,000  (1)             19.8         0.28  (3)        July-08           190,654        432,592

Scott R. Silverman           1,000,000  (1)              9.9         0.32         February-08           108,888        247,048
                               600,000  (1)              5.9         0.28             July-08            57,196        129,778

Jerome C. Artigliere           850,000  (1)              8.4         0.32  (3)    February-08            92,555        209,990
                               450,000  (1)              4.4         0.28  (3)        July-08            42,897         97,333

Michael E. Krawitz             600,000  (1)              5.9         0.32         February-08            65,333        148,229
                               400,000  (1)              4.0         0.28             July-08            38,131         86,518

Peter Zhou                     150,000  (1)              1.5         0.32         February-08            16,333         37,057
                                50,000  (1)              0.5         0.28             July-08             4,766         10,815

---------
(1) These options were granted under the 1999 Flexible Stock Plan at an exercise price equal to the fair market value of our common stock on the date of grant.

(2) Table excludes options granted to the named executives by our subsidiaries. The table also excludes 23,669 options that were granted to Mr. Artigliere and 12,657 options that were granted to Mr. Krawitz. These options were granted under the 1999 Employees Stock Purchase Plan at a price per share equal to 85% of the fair market value of our common stock on (i) the date on which the option was granted (i.e., the first business day of the offering) and (ii) the date on which the option was exercised (i.e., the last business day of the offering), whichever is less.

(3) Mr. Sullivan's and Mr. Artigliere's options were re-priced on March 24, 2003. The new options are exercisable at $0.01 per share. All other terms remain unchanged.

     The terms of the 1996 Non-Qualified Stock Option Plan and the 1999 Flexible Stock Plan include change of control provisions. Upon a change of control, as defined in the plans, all stock options become fully vested, exercisable or payable.

     The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during 2002 and unexercised options held on December 31, 2002:

                          AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                   Number of Securities
                                                                  Underlying Unexercised         Value of Unexercised In-The-Money
                                  Exercised in 2002              Options at Year End 2002 (#)      Options at Year End 2002 ($)(2)
                         -----------------------------------    -----------------------------    ---------------------------------
                          Shares Acquired        Value
      Name               Upon Exercise (#)   Realized ($)(1)    Exercisable     Unexercisable      Exercisable      Unexercisable
---------------------    -----------------   ---------------    -----------     -------------      -----------      -------------
Richard J. Sullivan           646,297          $171,837         8,285,000  (3)    3,300,000  (3)   $2,154,100          $377,000
Scott R. Silverman                 --                --           325,000         1,600,000            84,500           168,000
Jerome C. Artigliere          104,577             4,049         1,029,000         1,300,000           267,540           135,000
Michael E. Krawitz             13,178               828           504,000         1,000,000           131,040           106,000
Peter Zhou                    100,000            58,000           112,333           216,667            26,787            24,333

---------
(1) The values realized represents the aggregate market value of the shares covered by the option on the date of exercise less the aggregate exercise price paid by the executive officer, but do not include deduction for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares. Amounts do not include value realized upon the exercise of stock options issued by our subsidiaries.

(2) The value of the unexercised in-the-money options at December 31, 2002 assumes a fair market value of $0.43, the closing price of our common stock as reported on The Nasdaq SmallCap Market on December 31, 2002. The values shown are net of the option exercise price, but do not include deduction for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares.

(3) Includes 600,000 exercisable and 100,000 unexercisable options, which are owned by Mr. Sullivan's wife.

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

      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

       None.

      EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

      We, or our subsidiaries, entered into employment agreements with the following Named Executive Officers:

           Name                          Length                                   Commencing                Base Salary
--------------------------            -------------                         ---------------------         ---------------
Michael E. Krawitz                       5 Years                               April 12, 1999               170,000  (1)

---------
(1)   Salary effective March 25, 2002.

      We have not entered into an employment contract with any of our other executive officers.

      On March 21, 2003, Richard J. Sullivan retired. Scott R. Silverman has assumed the positions of Chairman of our Board of Directors and Chief Executive Officer is Scott R. Silverman. Under the terms of Mr. Sullivan's, severance agreement, Mr. Sullivan will receive a one-time payment of 56.0 million shares of our common stock and 10.9 million re-priced options. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. Under the terms of Mr. Sullivan's employment contract, we would have been obligated to make payments in cash or stock up to $17 million to Mr. Sullivan.

      On March 21, 2003, Jerry C. Artigliere resigned from his positions of Senior Vice President and Chief Operating Officer. Under the terms of his severance agreement, Mr. Artigliere will receive 4.8 million shares of our common stock and 2.3 million re-priced options. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. Replacing Mr. Artigliere is Kevin H. McLaughlin. Mr. McLaughlin has served most recently as SysComm International Corporation's Chief Executive Officer.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of all such reports to us. We believe, based on our stock transfer records and other information available to us, that all reports required under Section 16(a) were timely filed during 2002 except as follows: 1) A Form 4 for Mr. Richard Sullivan, our former Chairman and Chief Executive Officer, was filed approximately two weeks late and a Form 4 for Mr. Sullivan was amended approximately six weeks after the initial filing date; 2) A Form 5 for Mrs. Angela Sullivan, a former director, was filed two weeks late: 3) Form 4's for the following directors were filed several months late: Mrs. Angela Sullivan, Mr.
Daniel Penni, Ms. Constance Weaver and Mr. Arthur Noterman.

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OWNERSHIP OF EQUITY SECURITIES

      The following table sets forth information regarding beneficial ownership our common stock by each director and by each executive officer named in the summary compensation table and by all the directors and executive officers as a group as of March 24, 2002:

                                                    Number of
                                                    Shares of                           Percent of
                                                  Common Stock                         Common Stock
                                                  Beneficially                         Beneficially
          Name of Beneficial Owner                  Owned(1)                              Owned
----------------------------------------        ---------------------               ------------------
Arthur F. Noterman                                   1,385,000                                *
Daniel E. Penni                                      1,849,065                                *
Dennis G. Rawan                                             --                                *
Constance K. Weaver                                  1,123,000                                *
Scott R. Silverman                                   1,325,000                                *
Kevin H. McLaughlin                                    369,333
Michael E. Krawitz                                   1,158,781                                *
Evan C. McKeown                                        184,170
Peter Zhou                                             302,526                                *

All directors and executive officers
 as a group (12 persons)                             8,698,480                              2.4%

---------
* Represents less than 1% of the issued and outstanding shares of our common stock.

(1) This table includes presently exercisable stock options. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Arthur F. Noterman
      - 1,064,000; Daniel E. Penni - 1,064,000; Constance K. Weaver - 889,000; Scott R. Silverman - 1,325,000; Kevin H. McLaughlin - 358,333; Michael E. Krawitz - 1,104,000; Evan C. McKeown - 183,334;
      Peter Zhou - 279,000; and all directors and officers as a group -
      7,204,667.

      PRINCIPAL STOCKHOLDERS

      Set forth in the table below is information as of March 24, 2003 with respect to persons known to us (other than the directors and executive officers shown in the preceding table) to be the beneficial owners of more than five percent of our issued and outstanding common stock:

                                    Number of Shares
     Name and Address              Beneficially Owned                    Percent Of Class
------------------------------   ----------------------                --------------------
     Richard J. Sullivan(1)           69,633,852(2)                           19.3%

(1) Pursuant to the terms of Mr. Sullivan severance agreement dated March 24, 2003, Mr. Sullivan will be issued 56.0 million shares of our common stock on or before December 31, 2003. These shares have been reflected as part of Mr. Sullivan's beneficially owned shares at March 24, 2003.

(2) Includes 10,885,000 stock options owned by Mr. Sullivan and 700,000 stock options and 5,000 shares of common stock owned by Mr. Sullivan's wife. Also, includes 259,598 shares owned by The Bay Group and 367,177 shares owned by Great Bay Technology, Inc. Mr. Sullivan controls The Bay Group and Great Bay Technology, Inc.

      CHANGES IN CONTROL

      There are no arrangements known to us, including any pledge of our securities by any person, the operation of which may at a subsequent date result in a change in control us.

      ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      INDEBTEDNESS OF MANAGEMENT AND OTHERS

      Daniel E. Penni, a member of our Board of Directors, has executed a revolving line of credit promissory note in favor of Applied Digital Solutions Financial Corp., our subsidiary, in the amount of $450,000. The promissory note is payable on demand, with interest payable monthly on the unpaid principal balance at the rate equal to one percentage point above the base rate announced by State Street Bank and Trust Company (which interest rate shall fluctuate contemporaneously with changes in such base rate). The largest amount outstanding under the promissory note during 2002 was $420,000, and as of March 20, 2003, $420,000 had been advanced under this note.

      Mr. Richard Sullivan, our former Chairman of the Board, Chief Executive Officer and Secretary, has executed a promissory note in our favor in the amount of $59,711. The promissory note is payable on demand and interest accrues at a rate of 7.0% per annum. The largest amount outstanding under the promissory note during 2002 was $59,711, plus accrued interest, and on March 21, 2003, this note was paid in full.

      On September 27, 2000, the following named executive officers and directors exercised options granted to them under our 1999 Flexible Stock Plan to purchase shares of our common stock. Under the terms of the grant, the named executive officers each executed and delivered a non-recourse, interest bearing promissory note and stock pledge agreement to us in consideration for the purchase of the shares (the officers and directors received no cash proceeds from these loans) as follows:

Named Executive Officer          Amount               Interest Rate            Due Date
-----------------------          ------               -------------            --------
Michael E. Krawitz               $57,750                  6.0%           September 27, 2003
Peter Zhou                        57,750                  6.0            September 27, 2003

Directors                        Amount               Interest Rate            Due Date
---------                        ------               -------------            --------
Richard S. Friedland            $236,500                  6.0%           September 27, 2003
Arthur F. Noterman               236,500                  6.0            September 27, 2003
Daniel E. Penni                  236,500                  6.0            September 27, 2003
Constance K. Weaver              236,500                  6.0            September 27, 2003

      In September 2000, when the loans were originated, we notified these officers and directors that we intended to pay their annual interest as part of their compensation expense/directors remuneration and to provide a gross-up for the associated income taxes. Annual interest payments were due on September 27, 2001 and September 27, 2002. We have chosen not to pay the interest and related tax gross-up. We, therefore, consider such notes to be in default and are in the process of foreclosing on the underlying collateral (all of the stock) in satisfaction of the notes. Our decision to take this action relates in part to the passage of the recent corporate reform legislation under the Sarbanes-Oxley Act of 2002, which, among other things, prohibits further extension of credit to officers and directors.

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

      ITEM 14.  CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

      During the fourth quarter, management, including the Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 14(c) and 15d - 14(c)). Based on that evaluation, they have concluded that the Company's current disclosure controls and procedures are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

      (b) Changes in Internal Controls

      There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

                          PART IV

          ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1)    THE FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
          LISTED BELOW ARE INCLUDED IN THIS REPORT
          Report of Management
          Reports of Independent Accountants
          Financial Statements
          Consolidated Balance Sheets
          Consolidated Statements Of Operations
          Consolidated Statements Of Preferred Stock, Common Stock and Other
           Stockholders' Equity
          Consolidated Statements Of Cash Flows
          Notes to Consolidated Financial Statements
          Financial Statement Schedule
          Schedule of Valuation and Qualifying Accounts
(A)(2)    FINANCIAL STATEMENT SCHEDULES HAVE BEEN INCLUDED IN ITEM 15(A)(1)
          ABOVE.
(A)(3)    EXHIBITS
          See Index to Exhibits filed as part of this annual report on Form
          10-K.
(B)       REPORTS ON FORM 8-K
          (i) On March 4, 2003, we filed a Current Report on Form 8-K, which reported the failure to make a required payment on February 28, 2002, under the Third Amended and Restated Term Credit Agreement with IBM Credit LLC (formerly IBM Credit Corporation).
          (ii) On March 7, 2003, we filed a Current Report on Form 8-K, which reported the failure to make a required payment on March 6, 2003, under the Third Amended and Restated Term Credit Agreement with IBM Credit LLC and certain litigation filed against IBM Credit LLC and IBM Corporation.
          (iii) On March 7, 2003, we filed a Current Report on Form 8-K, which reported that we had received a notice of default under the Third Amended and Restated Term Credit Agreement.
          (iv) On March 10, 2003, we filed a Current Report on Form 8-K which reported that we had settled the pending and consolidated shareholder class action lawsuit.
          (v) On March 27, 2003, we filed a Current Report on Form 8-K announcing that we had agreed to the terms of a forbearance agreement with IBM Credit, that Richard J. Sullivan retired effective March 21, 2003, and that Scott R. Silverman had assumed the titles of Chairman and Chief Executive Officer.

(C)       EXHIBITS - INCLUDED IN ITEM 15(A)(3) ABOVE.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Palm Beach, State of Florida, on March 31, 2002.

                                  APPLIED DIGITAL SOLUTIONS, INC.


                                  By: /s/ Scott R. Silverman
                                     -----------------------------------------
                                     (Scott R. Silverman)
                                     Chairman of the Board of Directors, Chief
                                     Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                              Title                              Date
                ---------                              -----                              ----
         /s/ Scott R. Silverman               Chairman of the Board of               March 31, 2003
-------------------------------------         Directors, Chief Executive
          (Scott R. Silverman)                Officer and President
                                              (Principal Executive Officer)


          /s/ Scott R. Silverman              Director and President                 March 31, 2003
-------------------------------------
           (Scott R. Silverman)


           /s/ Evan C. McKeown                Chief Financial Officer                March 31, 2003
-------------------------------------         (Principal Financial Officer
            (Evan C. McKeown)                 and Principal Accounting
                                              Officer)


          /s/ Arthur F. Noterman              Director                               March 31, 2003
-------------------------------------
           (Arthur F. Noterman)


           /s/ Daniel E. Penni                Director                               March 31, 2003
-------------------------------------
            (Daniel E. Penni)


           /s/ Dennis G. Rawan                Director                               March 31, 2003
-------------------------------------
            (Dennis G. Rawan)


         /s/ Constance K. Weaver              Director                               March 31, 2003
-------------------------------------
          (Constance K. Weaver)

              APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

  CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Scott R. Silverman, certify that:

1. I have reviewed this annual report on Form 10-K of Applied Digital Solutions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Scott R. Silverman
Scott R. Silverman
Chairman, Chief Executive Officer and President

              APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

  CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Evan C. McKeown, certify that:

1. I have reviewed this annual report on Form 10-K of Applied Digital Solutions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Evan C. McKeown
Evan C. McKeown
Vice President and Chief Financial Officer

VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)


                                                               Additions
                                               -----------------------------------------------
                                               Balance at       Charged to           Valuation                 Balance at
                                               beginning         cost and            accounts                    end of
Description                                    of period         expenses            acquired     Deductions     period
-----------                                    ---------        ----------           ---------    ----------   ----------
Valuation reserve deducted in the balance
sheet from the asset to which it applies:
Accounts receivable:
2002 Allowance for doubtful accounts            $ 2,581          $ 4,236               $ --         $5,554       $ 1,263
2001 Allowance for doubtful accounts              1,681            1,914                 --          1,014         2,581
2000 Allowance for doubtful accounts              1,047              823                766            955         1,681

Inventory:
2002 Allowance for excess and
obsolescence                                    $ 1,702          $   104               $ --         $  384       $ 1,422
2001 Allowance for excess and
obsolescence                                      1,500              570                 --            368         1,702
2000 Allowance for excess and
obsolescence                                        916              345                460            221         1,500

Notes receivable:
2002 Allowance for doubtful accounts            $12,671          $ 1,266               $ --         $7,270       $ 6,667
2001 Allowance for doubtful accounts                 --           12,671                 --             --        12,671
2000 Allowance for doubtful accounts                 --               --                 --             --            --

Deferred Taxes:
2002 Valuation reserve                          $66,932          $26,282               $ --         $   --       $93,214
2001 Valuation reserve                           15,850           51,082                 --             --        66,932
2000 Valuation reserve                               --           15,850                 --             --        15,850

List Of Exhibits
(Item 15 (c))

EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
    2.1   Agreement of Purchase and Sale dated as of June 4, 1999 by and among Intellesale.com, Inc., Applied Cellular
          Technology, Inc., David Romano and Eric Limont (incorporated by reference to Exhibit 99.1 to the registrant's Current
          Report on Form 8-K filed with the Commission on June 11,
          1999, as amended on August 12, 1999)

    2.2 Amendment No. 1 to the Agreement of Purchase and Sale, dated as of June 9, 1999 by and among Intellesale.com, Inc., Applied Cellular Technology, Inc., David Romano and Eric
          Limont (incorporated by reference to Exhibit 99.2 to the registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999, as amended on August 12, 1999)

    2.3 Agreement and Plan of Merger, dated April 24, 2000, by and among the Applied Digital Solutions, Inc., Digital Angel
          Corporation and Destron Fearing Corporation (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Commission on May 1, 2000)

    2.4   Agreement dated as of November 28, 1999 by and between AT&T
          Canada Corp. and TigerTel, Inc. (incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form
          8-K filed with the Commission on December 13, 1999, as amended on December 22, 1999 and January 11, 2000)

    2.5   Agreement and Plan of Merger dated as of June 30, 2000 by
          and among the Applied Digital Solutions, Inc. and Compec
          Acquisition Corp. and Computer Equity Corporation and John
          G. Ballenger, Christopher J. Ballenger and Frederick M.
          Henschel (incorporated by reference to Exhibit 2 to the
          registrant's Current Report on Form 8-K filed with the
          Commission on July 14, 2000, as amended on September 11,
          2000)

    2.6   Agreement and Plan of Merger dated as of October 18, 2000, by and among the Applied Digital Solutions, Inc. and PDS
          Acquisition Corp., and Pacific Decision Sciences
          Corporation, and H&K Vasa Family 1999 Limited Partnership,
          H&K Vasa Family 2000 Limited Partnership, David Dorret, and
          David Englund (incorporated by reference to Exhibit 2 to the registrant's Current Report on Form 8-K filed with the
          Commission on November 1, 2000, as amended on December 29,
          2000)

    2.7 MCY Agreement dated as of October 19, 2000 by and between MCY.com, Inc. and Applied Digital Solutions, Inc.
          (incorporated by reference to Exhibit 2 to the registrant's
          Current Report on Form 8-K filed with the Commission on December 5, 2000)

    3.1   Amended and Restated Bylaws of the Company dated March 31,
          1998 (incorporated by reference to Exhibit 3.4 to the
          registrant's Quarterly Report on Form 10-Q for the Quarter
          Ended June 30, 2002 filed with the Commission on August 14,
          2002)

    3.2   Amendment to Bylaws of the Company dated April 4, 2002
          (incorporated by reference to Exhibit 3.4 to the
          registrant's Quarterly Report on Form 10-Q for the Quarter
          Ended June 30, 2002 filed with the Commission on August 14,
          2002)

    3.3   Second Restated Articles of Incorporation of the Registrant
          (incorporated herein by reference to Exhibit 4.1 to the registrant's Post-Effective Amendment No. 1 on Form S-1 to
          Registration Statement (Form S-3 File No. 333-64605) filed with the Commission on June 24, 1999)

    3.4   Amendment of Articles of Incorporation of the Registrant
          filed with the Secretary of State of the State of Missouri on September 5, 2000 (incorporated herein by reference to
          Exhibit 4.3 to the Registrant's Post-Effective Amendment No.
          3 on Form S-3 to Registration Statement on Form S-4 (File
          No. 333-38420-02) filed with the Commission on September 29,
          2000)

    3.5 Amendment of Second Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on July 18, 2001 (incorporated herein by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form
          10-Q filed with the Commission on August 17, 2001)



    4.1   Second Restated Articles of Incorporation, of the Registrant
          (incorporated herein by reference to Exhibit 4.1 to the registrant's Post-Effective Amendment No. 1 on Form S-1 to
          Registration Statement (Form S-3 File No. 333-64605) filed with the Commission on June 24, 1999)

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

    4.3 Amendment of Second Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on July 18, 2001 (incorporated herein by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form
          10-Q filed with the Commission on August 17, 2001)

    4.4 Third Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on December
          20, 2002 (incorporated herein by reference to Exhibit 4.4 to the registrant's Registration Statement on Form S-1 (File
          No. 333-102165) filed with Commission on December 23, 2002.

    4.5   Certificate of Designation of Preferences of Series C
          Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

    4.6   Amended and Restated Bylaws of the Registrant dated March
          31, 1998 (incorporated by reference to Exhibit 3.4 to the
          registrant's Quarterly Report on Form 10-Q for the Quarter
          Ended June 30, 2002 filed with the Commission on August 14,
          2002)

   10.1   1996 Non-Qualified Stock Option Plan of Applied Cellular
          Technology, Inc., as amended through June 13, 1998
          (incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-8 (File No.
          333-91999) filed with the Commission on December 2, 1999)

   10.2   Applied Digital Solutions, Inc. 1999 Employees Stock
          Purchase Plan, as amended through September 23, 1999
          (incorporated herein by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-8 (File No.
          333-88421) filed with the Commission on October 4, 1999)

   10.3   Applied Digital Solutions, Inc. 1999 Flexible Stock Plan
          (incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-8 (File No.
          333-92327) filed with the Commission on December 8, 1999)

   10.4   Credit Agreement between Applied Digital Solutions, Inc. and
          State Street Bank and Trust Company dated as of August 25,
          1998 (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on November 16, 1998)

   10.5   First Amendment to Credit Agreement between Applied Digital
          Solutions, Inc. and State Street Bank and Trust Company dated as of February 4, 1999 (incorporated by reference to Exhibit 10.3 the registrant's Annual Report on Form 10-K filed with the Commission on March 31, 1999)

   10.6 Richard J. Sullivan Employment Agreement (incorporated by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K filed with the Commission on March 30, 2000)*

   10.7 Garrett A. Sullivan Employment Agreement (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K filed with the Commission on March 30, 2000)*

   10.8   Letter Agreement, dated December 30, 2001, between Applied
          Digital Solutions, Inc. and Garrett A. Sullivan
          (incorporated by reference to Exhibit 10.13 to the registrant's Amendment to the Registration Statement on Form
          S-1 (File No. 333-75928) filed with the Commission on
          February 8, 2002)*

   10.9 Jerome C. Artigliere Employment Agreement (incorporated by reference to Exhibit 10.11 to the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2001)*



  10.10 Mercedes Walton Employment Agreement (incorporated by reference to Exhibit 10.12 to the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2001)*

  10.11 David I. Beckett Employment Agreement (incorporated by reference to Exhibit 10.13 to the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2001)*

  10.12 Michael E. Krawitz Employment Agreement (incorporated by reference to Exhibit 10.14 to the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2001)*

  10.13 Dr. Peter Zhou Employment Agreement (incorporated by reference to Exhibit 10.19 to the registrant's Amendment to the Registration Statement on Form S-1 (File No. 333-75928) filed with the Commission on February 8, 2002)*

  10.14 Securities Purchase Agreement, dated as of October 24, 2000, relating to the Registrant's Series C Convertible Preferred
          Stock (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

  10.15 Form of warrant to purchase common stock of the Registrant issued to the holders of the Series C Convertible Preferred
          Stock (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

  10.16 Registration Rights Agreement between the Registrant and the holders of the Series C Convertible Preferred Stock
          (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

  10.17 Lock-Up Agreement dated as of November 28, 1999 by and among AT&T Canada Corp. and Applied Digital Solutions, Inc.
          (incorporated by reference to the Exhibit 99.2 to the registrant's Current Report on Form 8-K filed with the Commission on December 13, 1999, as amended on December 22,
          1999 and January 11, 2000)

  10.18   Voting Agreement by and among Applied Digital Solutions,
          Inc. and certain security holders of Destron Fearing
          Corporation (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on May 1, 2000)

  10.19   Third Amended and Restated Term Credit Agreement dated March
          1, 2002 among Applied Digital Solutions, Inc., Digital Angel
          Share Trust and IBM Credit Corporation (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Commission on March 8, 2002)

  10.20 Waiver Agreement from IBM Credit Corporation, waiving existing defaults under the Third Amended and Restated Term
          Credit Agreement as of June 30, 2002 (incorporated herein by reference to Exhibit 10.20 to the registrant's Registration
          Statement on Form S-1 (File No. 333-98799) filed with the
          Commission on August 27, 2002)

  10.21   Amendment to The Third Amended and Restated Term Credit
          Agreement dated as of September 30, 2002, amending certain financial covenants under the Third Amended and Restated
          Term Credit Agreement (incorporated herein by reference to Exhibit 10.21 to the Company's Post-Effective Amendment No.
          1 to Registration Statement on Form S-1 (File No. 333-98799)
          filed with the Commission on November 5, 2002)

  10.22   Amendment to The Third Amended and Restated Term Credit
          Agreement dated as of November 1, 2002, amending certain financial covenants under the Third Amended and Restated
          Term Credit Agreement (incorporated herein by reference to Exhibit 10.22 to the Company's Post-Effective Amendment No.
          1 to Registration Statement on Form S-1 (File No. 333-98799)
          filed with the Commission on November 5, 2002)

  10.23   Warrant Agreement between Applied Digital Solutions, Inc.
          and IBM Credit Corporation dated August 21, 2002
          (incorporated herein by reference to Exhibit 10.21 to the registrant's Registration Statement on Form S-1 (File No.
          333-98799) filed with the Commission on August 27, 2002)

  10.24   Warrant Agreement between VeriChip Corporation and IBM
          Credit Corporation dated August 21, 2002 (incorporated herein by reference to Exhibit 10.22 to the registrant's
          Registration Statement on Form S-1 (File No. 333-98799)
          filed with the Commission on August 27, 2002)



  10.25   Agreement of Settlement and Release by and between Applied
          Digital Solutions, Inc. and John G. Ballenger, Christopher
          J. Ballenger and Frederick M. Henschel, dated July 17, 2002
          (incorporated herein by reference to Exhibit 10.23 to the registrant's Registration Statement on Form S-1 (File No.
          333-98799) filed with the Commission on August 27, 2002)

  10.26 Amendment to Agreement of Settlement and Release by and between Applied Digital Solutions, Inc. and John G.
          Ballenger, Christopher J. Ballenger and Frederick M.
          Henschel, dated August 23, 2002 (incorporated herein by reference to Exhibit 10.24 to the registrant's Registration
          Statement on Form S-1 (File No. 333-98799) filed with the
          Commission on August 27, 2002)

  10.27 Summary of Terms and Conditions setting forth the terms and conditions of the Forbearance Agreement among IBM Credit LLC,
          Applied Digital Solutions, Inc., Digital Angel Share Trust, and their applicable subsidiaries (if any) dated March 24, 2003
          (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Commission on March 27, 2002)

  10.28   Letter Agreement between Applied Digital Solutions, Inc. and R. J.
          Sullivan (incorporated herein by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed with the Commission on March 27, 2002)

  10.29   Letter Agreement between Applied Digital Solutions, Inc. and J. C.
          Artigliere*, **

   21.1   List of Subsidiaries of Applied Digital Solutions, Inc.**

   23.1   Consent of PricewaterhouseCoopers LLP**

   23.2   Consent of Eisner LLP**

   99.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

   99.2   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

---------
*   Management contract or compensatory plan.
**  Filed herewith.

============================================================================


                       APPLIED DIGITAL SOLUTIONS, INC.
                              AND SUBSIDIARIES

                            FINANCIAL STATEMENTS

                              DECEMBER 31, 2002


============================================================================

                       APPLIED DIGITAL SOLUTIONS, INC.
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS
=============================================================================================================

                                                                                                     PAGE
         REPORT OF MANAGEMENT ......................................................................  F-3

         REPORTS OF INDEPENDENT ACCOUNTANTS.........................................................  F-4

         CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002 AND 2001...............................  F-6

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED
                  DECEMBER 31, 2002.................................................................  F-7

         CONSOLIDATED STATEMENTS OF PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' (DEFICIT)
                  EQUITY FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2002.....  F-8

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED
                  DECEMBER 31, 2002................................................................. F-11

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................................. F-12


------------------------------------------------------------------------------
                                                                      Page F-2

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

Eisner LLP, the Company's independent accountants, were recommended by the Audit Committee of the Board of Directors and selected by the Board of Directors. Eisner LLP maintains an understanding of internal controls and conducts such tests and other auditing procedures considered necessary in the circumstances to express their opinion in the report that follows.

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



SCOTT R. SILVERMAN                           EVAN C. MCKEOWN
Chairman of the Board of Directors,          Vice President and
Chief Executive Officer and President        Chief Financial Officer

March 31, 2003





------------------------------------------------------------------------------
                                                                      Page F-3

                      REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
Applied Digital Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Applied Digital Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, preferred stock, common stock and other stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Digital Solutions, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has experienced a substantial net loss, has a working capital deficit, a net capital deficiency and was informed by a lender that the Company was in default on its loan agreement. These matters, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Company adopted the new standard addressing financial accounting and reporting for goodwill subsequent to an acquisition.

In connection with our audit of the financial statements referred to above, we audited the financial schedule of Valuation and Qualifying Accounts for 2002. In our opinion, this financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.



Eisner LLP
New York, New York
March 27, 2003


------------------------------------------------------------------------------
                                                                      Page F-4

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
 Shareholders of Applied Digital Solutions, Inc.

In our opinion, the consolidated financial statements as of December 31, 2001 and for the two years ended December 31, 2001 and 2000 listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Applied Digital Solutions, Inc. and its subsidiaries at December 31, 2001 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended December 31, 2001 and 2000 listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


PricewaterhouseCoopers LLP
St. Louis, Missouri
March 27, 2002, except for
Note 25 which is as of
August 23, 2002.




------------------------------------------------------------------------------
                                                                      Page F-5

                                     APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------
                                                CONSOLIDATED BALANCE SHEETS
                                             (IN THOUSANDS, EXCEPT PAR VALUE)


                                                 ASSETS                                                DECEMBER 31,
                                                                                                --------------------------
                                                                                                    2002         2001
                                                                                                --------------------------
          CURRENT ASSETS
              Cash and cash equivalents                                                           $   5,818     $   3,696
              Due from buyers of divested subsidiaries                                                   --         2,625
              Accounts receivable and unbilled receivables (net of allowance
                for doubtful accounts of $1,263 in 2002 and $2,581 in 2001)                          16,548        21,871
              Inventories                                                                             6,409         6,174
              Notes receivable                                                                        2,801         2,256
              Other current assets                                                                    2,920         4,786
          ----------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                                       34,496        41,408

          PROPERTY AND EQUIPMENT, NET                                                                 9,822        20,185

          NOTES RECEIVABLE, NET                                                                         758         4,004

          GOODWILL, NET                                                                              67,818        90,831

          INVESTMENT IN AFFILIATE                                                                        --         6,779

          OTHER ASSETS, NET                                                                           4,339         4,282
          ----------------------------------------------------------------------------------------------------------------

                                                                                                  $ 117,233     $ 167,489
          ================================================================================================================

                             LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

          CURRENT LIABILITIES
              Notes payable and current maturities of long-term debt                              $  81,879     $  83,836
              Accounts payable                                                                        9,761        15,441
              Accrued interest                                                                       10,149         2,173
              Other accrued expenses                                                                 19,145        15,006
              Put accrual                                                                               200           200
              Net liabilities of Discontinued Operations                                              9,368         9,460
          ----------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                                                 130,502       126,116

          LONG-TERM DEBT AND NOTES PAYABLE                                                            3,346         2,586
          OTHER LONG-TERM LIABILITIES                                                                 1,055         1,028
          ----------------------------------------------------------------------------------------------------------------

          TOTAL LIABILITIES                                                                         134,903       129,730
          ----------------------------------------------------------------------------------------------------------------
          COMMITMENTS AND CONTINGENCIES
          ----------------------------------------------------------------------------------------------------------------
          MINORITY INTEREST                                                                          18,422         4,460
          ----------------------------------------------------------------------------------------------------------------
          REDEEMABLE PREFERRED STOCK OPTIONS - SERIES C                                                  --         5,180
          ----------------------------------------------------------------------------------------------------------------
          PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' (DEFICIT) EQUITY
              Preferred shares: Authorized 5,000 shares in 2002 and 2001 of $10 par value;
                special voting, no shares issued or outstanding in 2002 and 2001, Class B voting,
                no shares issued or outstanding in 2002 and 2001                                         --            --
              Common shares: Authorized 435,000 shares in 2002 and 345,000 shares in 2001 of
                $.001 par value; 285,069 shares issued and 284,134 shares outstanding in 2002
                and 252,449 shares issued and 251,514 shares outstanding in 2001                        285           252
              Additional paid-in capital                                                            377,621       342,189
              Accumulated deficit                                                                  (417,066)     (304,581)
              Common stock warrants                                                                   5,650         3,293
              Treasury stock (carried at cost, 935 shares in 2002 and 2001)                          (1,777)       (1,777)
              Accumulated other comprehensive income (loss)                                              31          (747)
              Notes received for shares issued                                                         (836)      (10,510)
          ----------------------------------------------------------------------------------------------------------------
          TOTAL PREFERRED STOCK, COMMON STOCK, AND OTHER STOCKHOLDERS' (DEFICIT) EQUITY             (36,092)       28,119
          ----------------------------------------------------------------------------------------------------------------

                                                                                                  $ 117,233     $ 167,489
          ================================================================================================================

                             See the accompanying notes to consolidated financial statements.



------------------------------------------------------------------------------
                                                                      Page F-6

                                          APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                                      -------------------------------------------
                                                                                           2002           2001          2000
                                                                                      -------------------------------------------
   PRODUCT REVENUE                                                                      $  80,936      $ 113,147     $ 104,759
   SERVICE REVENUE                                                                         18,664         43,167        30,007
   ------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUE                                                                           99,600        156,314       134,766
   COSTS OF PRODUCTS SOLD                                                                  58,395         86,670        68,899
   COST OF SERVICES SOLD                                                                    9,323         23,169        13,576
   ------------------------------------------------------------------------------------------------------------------------------
   GROSS PROFIT                                                                            31,882         46,475        52,291

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                                             66,450        102,316        61,996
   RESEARCH AND DEVELOPMENT EXPENSE                                                         3,518          8,610         2,504

   INTEREST AND NON-CASH CHARGES:

   ASSET IMPAIRMENT                                                                        69,382         71,719         6,383
   DEPRECIATION AND AMORTIZATION                                                            4,773         28,899        11,073
   (GAIN) LOSS ON SALE OF SUBSIDIARIES AND BUSINESS ASSETS                                   (132)         6,058          (486)
   INTEREST AND OTHER INCOME                                                               (2,356)        (2,076)       (1,095)
   INTEREST EXPENSE                                                                        17,524          8,555         5,901
   ------------------------------------------------------------------------------------------------------------------------------
   LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION (BENEFIT)
       FOR INCOME TAXES AND MINORITY INTEREST                                            (127,277)      (177,606)      (33,985)

   PROVISION (BENEFIT) FOR INCOME TAXES                                                       326         20,870        (5,040)
   ------------------------------------------------------------------------------------------------------------------------------
   LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                              (127,603)      (198,476)      (28,945)
   MINORITY INTEREST                                                                      (18,474)          (718)          229
   NET LOSS ON SUBSIDIARY MERGER TRANSACTION, STOCK ISSUANCES AND LOSS ON SALE OF
       SUBSIDIARY STOCK                                                                     4,485             --            --
   EQUITY IN NET LOSS OF AFFILIATE                                                            291            328            --
   ------------------------------------------------------------------------------------------------------------------------------
   LOSS FROM CONTINUING OPERATIONS                                                       (113,905)      (198,086)      (29,174)
   INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES
       (BENEFIT) OF $0 IN 2002, $0 IN 2001 AND $(13,614) IN 2000                               --            213       (75,702)
   CHANGE IN ESTIMATE ON LOSS ON DISPOSAL AND OPERATING
       LOSSES DURING THE PHASE OUT PERIOD                                                   1,420        (16,695)       (7,266)
   ------------------------------------------------------------------------------------------------------------------------------
   LOSS BEFORE EXTRAORDINARY GAIN                                                        (112,485)      (214,568)     (112,142)
   EXTRAORDINARY GAIN                                                                          --          9,465            --
   ------------------------------------------------------------------------------------------------------------------------------
   NET LOSS                                                                              (112,485)      (205,103)     (112,142)
   PREFERRED STOCK DIVIDENDS AND OTHER                                                         --          1,147           191
   ACCRETION OF BENEFICIAL CONVERSION FEATURE OF
       REDEEMABLE PREFERRED STOCK - SERIES C                                                   --          9,392         3,857
   ------------------------------------------------------------------------------------------------------------------------------
   NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                                            $(112,485)     $(215,642)    $(116,190)
   ==============================================================================================================================

   EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED
       LOSS FROM CONTINUING OPERATIONS                                                  $   (0.42)     $   (1.23)    $    (.52)
       (LOSS) INCOME FROM DISCONTINUED OPERATIONS                                              --           (.10)        (1.30)
       EXTRAORDINARY GAIN                                                                      --            .06            --
   ------------------------------------------------------------------------------------------------------------------------------
   NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                        $   (0.42)     $   (1.27)    $   (1.82)
   ==============================================================================================================================
   WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
       BASIC AND DILUTED                                                                  269,232        170,009        63,825
   ==============================================================================================================================

   See the accompanying notes to consolidated financial statements.


------------------------------------------------------------------------------
                                                                      Page F-7

                                          APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
                                             CONSOLIDATED STATEMENTS OF PREFERRED STOCK
                                       COMMON STOCK AND OTHER STOCKHOLDERS' (DEFICIT) EQUITY
                                                            PAGE 1 OF 3
                                        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                                           (IN THOUSANDS)

                                                                                                      RETAINED
                                            PREFERRED STOCK          COMMON STOCK        ADDITIONAL   EARNINGS
                                         ----------------------------------------------   PAID-IN   (ACCUMULATED
                                            NUMBER    AMOUNT     NUMBER        AMOUNT     CAPITAL     DEFICIT)
                                         -------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1999                   --        $--      51,116        $  51     $  87,470    $  12,664
  (BROUGHT FORWARD)
   Net loss                                   --         --          --           --            --     (112,142)
   Comprehensive loss -
     Foreign currency translation             --         --          --           --            --           --
                                                                                                      ------------
   Total comprehensive loss                   --         --          --           --            --     (112,142)
   Issuance of warrants attached to
     redeemable preferred shares              --         --          --           --            --           --
   Accretion of beneficial conversion
     feature of redeemable preferred
     shares                                   --         --          --           --        (3,857)          --
   Dividends accrued on redeemable
     preferred stock                          --         --          --           --          (191)          --
   Beneficial conversion feature of
     redeemable preferred stock               --         --          --           --         3,857           --
   Issuance of common shares                  --         --       1,862(1)         2         4,838           --
   Issuance of common shares for
     investment in MAS                        --         --       3,123            3         7,997           --
   Issuance of common shares for
     acquisitions                             --         --      46,226           46       160,273           --
   Issuance of common stock warrants
     for acquisition                          --         --          --           --            --           --
   Warrants redeemed for common shares        --         --         736            1         2,118           --
   Notes receivable for shares issued         --         --          --           --            --           --
   Tax effect of exercise of
     nonqualified stock options               --         --          --           --         4,068           --
                                         -------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2000
  (CARRIED FORWARD)                           --        $--     103,063        $ 103     $ 266,573    $ (99,478)


                                                                       ACCUMULATED
                                               COMMON                     OTHER           NOTES          TOTAL
                                                STOCK    TREASURY     COMPREHENSIVE   RECEIVED FOR   STOCKHOLDERS'
                                              WARRANTS     STOCK      (LOSS) INCOME   SHARES ISSUED     EQUITY
                                           -----------------------------------------------------------------------
BALANCE - DECEMBER 31, 1999                   $    --    $ (7,313)      $    64         $    --       $  92,936
  (BROUGHT FORWARD)
   Net loss                                        --          --            --              --        (112,142)
   Comprehensive loss -
     Foreign currency translation                  --          --          (793)             --            (793)
                                                                       ------------                  -------------
   Total comprehensive loss                        --          --          (793)             --        (112,935)
   Issuance of warrants attached to
     redeemable preferred shares                  627          --            --              --             627
   Accretion of beneficial conversion
     feature of redeemable preferred
     shares                                        --          --            --              --          (3,857)
   Dividends accrued on redeemable
     preferred stock                               --          --            --              --            (191)
   Beneficial conversion feature of
     redeemable preferred stock                    --          --            --              --           3,857
   Issuance of common shares                       --          --            --              --           4,840
   Issuance of common shares for
     investment in MAS                             --          --            --              --           8,000
   Issuance of common shares for
     acquisitions                                  --          --            --              --         160,319
   Issuance of common stock warrants
     for acquisition                            1,656          --            --              --           1,656
   Warrants redeemed for common shares           (877)         --            --              --           1,242
   Notes receivable for shares issued              --       4,510(2)         --          (4,510)             --
   Tax effect of exercise of
     nonqualified stock options                    --          --            --              --           4,068
                                           -----------------------------------------------------------------------
BALANCE - DECEMBER 31, 2000
  (CARRIED FORWARD)                           $ 1,406    $ (2,803)      $  (729)        $(4,510)      $ 160,562

----------------
(1)   Includes 208 shares exercised under the employee stock purchase plan and 37 shares issued for services.
(2)   Includes 1,640 shares for options exercised.

                                  See the accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------
                                                                      Page F-8

                                          APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
                                             CONSOLIDATED STATEMENTS OF PREFERRED STOCK
                                       COMMON STOCK AND OTHER STOCKHOLDERS' (DEFICIT) EQUITY
                                                            PAGE 2 OF 3
                                        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                                           (IN THOUSANDS)

                                            PREFERRED STOCK          COMMON STOCK        ADDITIONAL
                                         ----------------------------------------------   PAID-IN   (ACCUMULATED
                                            NUMBER    AMOUNT     NUMBER        AMOUNT     CAPITAL     DEFICIT)
                                         -------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2000
  (BROUGHT FORWARD)                           --       $--       103,063       $ 103     $ 266,573   $ (99,478)
   Net loss                                   --        --            --          --            --    (205,103)
   Comprehensive loss -
     Foreign currency translation             --        --            --          --            --          --
                                                                                                   ---------------
   Total comprehensive loss                   --        --            --          --            --    (205,103)
   Conversion of redeemable
     preferred shares to common shares        --        --        64,811          65        14,485          --
   Accretion of beneficial
     conversion feature of redeemable
     preferred shares                         --        --            --          --        (9,392)         --
   Dividends accrued on redeemable
     preferred stock                          --        --            --          --          (535)         --
   Beneficial conversion feature of
     redeemable preferred stock               --        --            --          --         9,392          --
   Penalty paid by issuance of
     redeemable preferred stock               --        --            --          --          (612)         --
   Stock option repricing                     --        --            --          --         5,274          --
   Stock option discounts                     --        --            --          --           246          --
   Issuance of warrants                       --        --            --          --           115          --
   Issuance of common shares                  --        --         7,631           8         1,980          --
   Issuance of common shares for
     software license purchase                --        --         6,278           6        10,195          --
   Issuance of common shares for
     investment                               --        --         3,322           3         8,070          --
   Issuance of common shares under
     earnout, put and price
     protection provisions of
     acquisition agreements                   --        --        61,806          61        27,030          --
   Common shares repurchased                  --        --            --          --            --          --
   Note receivable for shares issued          --        --         5,538           6         9,368          --
   Note receivable charged to bad
     debt expense                             --        --            --          --            --          --
                                         -------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001                   --       $--       252,449       $ 252     $ 342,189   $(304,581)



                                                                       ACCUMULATED
                                               COMMON                     OTHER           NOTES          TOTAL
                                                STOCK    TREASURY     COMPREHENSIVE   RECEIVED FOR   STOCKHOLDERS'
                                              WARRANTS     STOCK      (LOSS) INCOME   SHARES ISSUED     EQUITY
                                           -----------------------------------------------------------------------
BALANCE - DECEMBER 31, 2000
  (BROUGHT FORWARD)                            $1,406    $(2,803)        $ (729)        $ (4,510)     $ 160,562
   Net loss                                        --         --             --               --       (205,103)
   Comprehensive loss -
     Foreign currency translation                  --         --            (18)              --            (18)
                                                                       -----------                  --------------
   Total comprehensive loss                        --         --            (18)              --       (205,121)
   Conversion of redeemable
     preferred shares to common shares             --         --             --               --         14,550
   Accretion of beneficial
     conversion feature of redeemable
     preferred shares                              --         --             --               --         (9,392)
   Dividends accrued on redeemable
     preferred stock                               --         --             --               --           (535)
   Beneficial conversion feature of
     redeemable preferred stock                    --         --             --               --          9,392
   Penalty paid by issuance of
     redeemable preferred stock                    --         --             --               --           (612)
   Stock option repricing                          --         --             --               --          5,274
   Stock option discounts                          --         --             --               --            246
   Issuance of warrants                         1,887         --             --               --          2,002
   Issuance of common shares                       --         --             --               --          1,988
   Issuance of common shares for
     software license purchase                     --         --             --               --         10,201
   Issuance of common shares for
     investment                                    --         --             --               --          8,073
   Issuance of common shares under
     earnout, put and price
     protection provisions of
     acquisition agreements                        --         --             --               --         27,091
   Common shares repurchased                       --     (4,600)            --               --         (4,600)
   Note receivable for shares issued               --      5,626             --          (15,000)            --
   Note receivable charged to bad
     debt expense                                  --         --             --            9,000          9,000
                                         -------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001                    $3,293    $(1,777)        $ (747)        $(10,510)     $  28,119

                           See the accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------
                                                                      Page F-9

                                          APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
                                             CONSOLIDATED STATEMENTS OF PREFERRED STOCK
                                       COMMON STOCK AND OTHER STOCKHOLDERS' (DEFICIT) EQUITY
                                                            PAGE 3 OF 3
                                        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                                           (IN THOUSANDS)

                                            PREFERRED STOCK          COMMON STOCK        ADDITIONAL
                                         ----------------------------------------------   PAID-IN   (ACCUMULATED
                                            NUMBER    AMOUNT     NUMBER        AMOUNT     CAPITAL     DEFICIT)
                                         -------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2001
  (BROUGHT FORWARD)                          --        $--       252,449        $ 252     $342,189    $(304,581)
   Net loss                                  --         --            --           --           --     (112,485)
   Comprehensive loss -
     Foreign currency translation            --         --            --           --           --           --
                                                                                                    --------------
   Total comprehensive loss                  --         --            --           --           --     (112,485)
   Expiration of redeemable preferred
     stock options - Series C                --         --            --           --        5,180           --
   Allowance for notes received for
     shares issued                           --         --            --           --       (4,424)          --
   Allowance for uncollectible portion
     of note receivable                      --         --            --           --           --           --
   Collection of notes receivable
     received for shares issued              --         --            --           --           --           --
   Treasury stock transaction                --         --            --           --        1,878           --
   Retirement of treasury stock              --         --          (984)          (1)      (1,877)          --
   Shares issuable for settlement of
     liability                               --         --            --           --           63           --
   Obligation for shares issuable in
     settlement of liability                 --         --            --           --          (63)          --
   Stock option repricing                    --         --            --           --          254           --
   Stock options - Digital Angel
     Corporation                             --         --            --           --       18,800           --
   Stock options - VeriChip Corporation                                                        200           --
   Issuance of warrants                      --         --            --           --           --           --
   Issuance of warrants - Digital
     Angel Corporation                       --         --            --           --          163           --
   Issuance of warrants - VeriChip
     Corporation                             --         --            --           --           44           --
   Remeasurement of warrants -
     Digital Angel Corporation               --         --            --           --        1,066           --
   Issuance of common shares for exercise
     of stock options                        --         --         7,458            8        1,169           --
   Issuance of common shares and
     options for services, compensation
     and other                               --         --        26,146           26       12,979           --
                                         -------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2002                  --        $--       285,069        $ 285     $377,621    $(417,066)
                                         =========================================================================

                                                                       ACCUMULATED
                                               COMMON                     OTHER           NOTES          TOTAL
                                                STOCK    TREASURY     COMPREHENSIVE   RECEIVED FOR   STOCKHOLDERS'
                                              WARRANTS     STOCK      (LOSS) INCOME   SHARES ISSUED     EQUITY
                                           -----------------------------------------------------------------------
BALANCE - DECEMBER 31, 2001
  (BROUGHT FORWARD)                            $3,293    $(1,777)        $  (747)        $(10,510)     $  28,119
   Net loss                                        --         --              --               --       (112,485)
   Comprehensive loss -
     Foreign currency translation                  --         --             778               --            778
                                                                       ------------                   -------------
   Total comprehensive loss                        --         --             778               --       (111,707)
   Expiration of redeemable preferred
     stock options - Series C                      --         --              --               --          5,180
   Allowance for notes received for
     shares issued                                 --         --              --            4,424             --
   Allowance for uncollectible portion
     of note receivable                            --         --              --            4,094          4,094
   Collection of notes receivable
     received for shares issued                    --         --              --            1,156          1,156
   Treasury stock transaction                      --     (1,878)             --               --             --
   Retirement of treasury stock                    --      1,878              --               --             --
   Shares issuable for settlement of
     liability                                     --         --              --               --             63
   Obligation for shares issuable in
     settlement of liability                       --         --              --               --            (63)
   Stock option repricing                          --         --              --               --            254
   Stock options - Digital Angel
     Corporation                                   --         --              --               --         18,800
   Stock options - VeriChip Corporation            --         --              --               --            200
   Issuance of warrants                         2,357         --              --               --          2,357
   Issuance of warrants - Digital
     Angel Corporation                             --         --              --               --            163
   Issuance of warrants - VeriChip
     Corporation                                   --         --              --               --             44
   Remeasurement of warrants -
     Digital Angel Corporation                     --         --              --               --          1,066
   Issuance of common shares for exercise
     of stock options                              --         --              --               --          1,177
   Issuance of common shares and
     options for services, compensation
     and other                                     --         --              --               --         13,005
                                             ---------------------------------------------------------------------
BALANCE - DECEMBER 31, 2002                    $5,650    $(1,777)        $    31         $   (836)      $(36,092)
                                             =====================================================================

                         See the accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------
                                                                      Page F-10

                                  APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                              2002            2001           2000
                                                                         --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                             $(112,485)     $(205,103)       $(112,142)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Asset impairment, restructuring and unusual charges                  69,382         71,719            6,383
         (Income) loss from discontinued operations                           (1,420)        16,482           82,968
         Depreciation and amortization                                         4,773         28,899           11,073
         Non-cash interest expense                                             5,770             --               --
         Deferred income taxes                                                   (69)        21,435           (3,365)
         Impairment of notes receivable                                        4,472         21,873               --
         Interest income on notes received for shares issued                    (475)            --               --
         Net loss on subsidiary merger transaction                             4,485             --               --
         Extraordinary gain                                                       --         (9,465)              --
         Minority interest                                                   (18,474)          (718)             229
         (Gain) loss on sale of subsidiaries and business assets                (132)         6,058             (486)
         Gain on sale of equipment and assets                                   (406)            --             (466)
         Non-cash compensation and administrative expenses                    20,143          5,274               --
         Equity in net loss of affiliate                                         291            328               --
         Issuance of stock for services                                        2,958             --               --
         Reserve on investments                                                   --             --               --
         Net change in operating assets and liabilities                       17,166         28,365           (5,577)
         Net cash provided by (used in) discontinued operations                  116         (3,127)         (22,035)
----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                         (3,905)       (17,980)         (43,418)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in notes receivable                                               3,155          1,299           31,457
    Received from buyers of divested subsidiaries                              2,625             --               --
    Proceeds from sale of property and equipment                               3,535          1,347              939
    Proceeds from sale of subsidiaries and business assets                     1,382          1,673            2,821
    Payments for property and equipment                                       (1,858)        (2,757)          (8,391)
    Payment for asset and business acquisition (net of
      cash balances acquired)                                                   (261)            --           (9,141)
    Decrease (increase) in other assets                                            3            944             (963)
    Net cash (used in) provided by discontinued operations                      (507)           208            1,708
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                      8,074          2,714           18,430
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net amounts (paid) borrowed on notes payable                              (4,778)        13,981            2,234
    Proceeds on long-term debt                                                 1,287            553           15,971
    Payments for long-term debt                                               (1,422)        (2,485)         (11,553)
    Other financing costs                                                       (875)          (375)            (835)
    Issuance of common shares                                                  1,695            678            6,137
    Collection of notes receivable for shares issued                           1,156             --               --
    Issuance of preferred shares, related options and warrants                    --             --           19,056
    Proceeds from subsidiary issuance of common stock                            630            126               --
    Stock issuance costs                                                        (518)          (798)            (180)
    Net cash (used in) provided by discontinued operations                        --           (757)              16
----------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           (2,825)        10,923           30,846
----------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,344         (4,343)           5,858

EFFECT OF EXCHANGE RATES CHANGES ON CASH AND CASH EQUIVALENTS                    778             --               --

----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                  3,696          8,039            2,181
----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                    $   5,818      $   3,696        $   8,039
======================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Income taxes paid (refunds received)                                   $    (971)     $  (2,227)       $     660
    Interest paid                                                              3,778          4,071            5,722
----------------------------------------------------------------------------------------------------------------------

                             See the accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------
                                                                     Page F-11

------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

     1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis and do not reflect any adjustments that might result from the outcome of the uncertainties described in Note 2.

         Certain items in the condensed consolidated financial statements for the 2001 and 2000 periods have been reclassified for comparative purposes.


         ORGANIZATION

         Applied Digital Solutions, Inc. and subsidiaries (the "Company"), a Missouri corporation, is an advanced technology development company. During the last half of 2001 and during 2002, the Company sold or closed many of the businesses the Company had acquired that it believed did not enhance its strategy of becoming an advanced digital technology development company. The Company has emerged from being a supplier of computer hardware, software and telecommunications products and services to becoming an advanced technology company that focuses on a range of life enhancing, personal safeguard technologies, early warning alert systems, miniaturized power sources and security monitoring systems combined with the comprehensive data management services required to support them. The Company has four such products in various stages of development. They are:

            o Digital Angel(TM), for monitoring and tracking people and objects;

            o  Thermo Life(TM), a thermoelectric generator;

            o VeriChip(TM), an implantable radio frequency verification device that can be used for security, financial, personal identification/safety and other applications; and

            o Bio-Thermo(TM), a temperature-sensing implantable microchip for use in pets, livestock and other animals.

         BUSINESS SEGMENTS

         As a result of the merger of pre-merger Digital Angel and MAS, which occurred on March 27, 2002, the significant restructuring of the Company's business during the past year and our emergence as an advanced technology development company, the Company has re-evaluated and realigned its reporting segments. Effective January 1, 2002, the Company currently operates in three business segments:
         Advanced Technology, Digital Angel Corporation and SysComm
         International.

         Prior to January 1, 2002, the Company was organized into three segments: Applications, Services and Advanced Wireless. Prior period information has been restated to present the Company's reportable segments on a comparative basis.

         Advanced Technology

         This segment specializes in security-related data collection, value-added data intelligence and complex data delivery systems for a wide variety of end users including commercial operations, government agencies and consumers. VeriChip and Thermo Life products are included in the Company's Advanced Technology segment.

------------------------------------------------------------------------------
                                                                     Page F-12

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Digital Angel Corporation

         The Digital Angel Corporation segment consists of the business operations of the Company's 73.91% owned subsidiary, Digital Angel Corporation (AMEX:DOC). This segment is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects. Before March 27, 2002, the business of Digital Angel Corporation was operated in four divisions: Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other. With the acquisition of MAS on March 27, 2002, Digital Angel Corporation re-organized into four new divisions: Animal Applications (formerly Animal Tracking), Wireless and Monitoring (a combination of the former Digital Angel Technology and the Digital Angel Delivery System segments), GPS and Radio Communications (formerly Radio Communications and Other), and Medical Systems (formerly Physician Call Center and Other). Medical Systems represents the business activity of the newly acquired MAS.

         SysComm International

         The SysComm International segment consists of the business operations of the Company's 52.5% owned subsidiary, SysComm International Corporation (OTC:SYCM). This segment is a full service provider of Information Technology, or IT, solutions and products. It specializes in tailoring its approach to the individual customer's needs. Doing business as "InfoTech," this segment provides IT consulting, networking, procurement, deployment, integration, migration and security services and solutions. It also provides on-going system and network maintenance services. In 2002, this segment continued its strategy of moving away from a product-driven systems integration business model to a customer-oriented IT solutions-based business model. It has further developed its deliverable IT solutions by adding new consulting and service offerings, and increasing the number of strategic alliances with outside technical service firms and manufacturers of high-end IT products.

         Business units that were part of the Company's continuing operations and that were closed or sold during 2001 and 2002 are reported as All Other.

         The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of the Company's subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporation/Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions. Included in "Corporate/Eliminations" for the year ended December 31, 2002, is a non-cash compensation charge of $18.7 million associated with pre-merger Digital Angel options, which were converted into options to acquire shares of MAS in connection with the merger of pre-merger Digital Angel and MAS.

         On March 1, 2001, the Company's Board of Directors approved a plan to sell or close Intellesale, Inc. and all of the Company's other non-core businesses. The results of operations, financial condition and cash flows now reflect these operations as "Discontinued Operations" and prior periods have been restated.


         PRINCIPLES OF CONSOLIDATION

         The financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, including Digital Angel Corporation and SysComm International Corporation. The minority interest represents outstanding voting stock of the subsidiaries not owned by the Company or the Digital Angel Trust (as defined in Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Our majority-owned subsidiary, SysComm International Corporation operates on a fiscal year ending September 30. Their results of operations have been reflected in the Company's consolidated financial statements on a calendar year basis.

------------------------------------------------------------------------------
                                                                     Page F-13

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         USE OF ESTIMATES

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. The Company uses estimates, among others, to determine whether any impairment is to be recognized.

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

         UNBILLED RECEIVABLES

         Unbilled receivables consist of certain direct costs and profits recorded in excess of amounts currently billable pursuant to contract provisions in connection with system installation projects and software licensing. Unbilled receivables included in accounts receivable was $0.1 million in 2002 and $0.2 million in 2001.

         INVENTORIES

         Inventories consist of raw materials, work in process and finished goods. The majority of the components are plastic ear tags, electronic microchips, electronic readers and components as well as products and components related to GPS search and rescue equipment. Inventory is valued at the lower of cost or market, determined by the first-in, first-out method. The Company closely monitors and analyzes inventory for potential obsolescence and slow-moving items based upon the aging of the inventory and the inventory turns by product. Inventory items designated as obsolete or slow-moving are reduced to net realizable value.

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

         GOODWILL AND OTHER INTANGIBLE ASSETS

         In conjunction with the Company's review for impairment of goodwill and other intangible assets in the fourth quarter of 2000, the Company reviewed the useful lives assigned to goodwill and, effective October 1, 2000, changed the lives to periods ranging from 5 to 10 years, down from periods ranging from 10 to 20 years. The impact in 2001 and 2000 of this change was an increase in amortization of $7.2 million and $3.5 million, respectively and a decrease in earnings per share of $0.04 and $0.05, respectively. Goodwill and other intangible assets are stated on the cost basis and have been amortized, principally on a straight-line basis, over the estimated future periods to be benefited (ranging from 5 to 10 years) through December 31, 2001. Prior to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142) on January 1,

------------------------------------------------------------------------------
                                                                     Page F-14

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         2002, the Company reviewed goodwill and other intangible assets quarterly for impairment whenever events or changes in business circumstances indicated that the remaining useful life may have warranted revision or that the carrying amount of the long-lived asset may not have been fully recoverable. Included in factors considered were significant customer losses, changes in profitability due to sudden economic or competitive factors, change in managements' strategy for the business unit, letters of intent received for the sale of the business unit, or other factors arising in the quarterly period. The Company annually performed undiscounted cash flow analyses by business unit to determine if an impairment existed. For purposes of these analyses, earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow. When an impairment was determined to exist, any related impairment loss was calculated based on fair value. Fair value was determined based on discounted cash flows. The discount rate utilized by the Company was the rate of return expected from the market or the rate of return for a similar investment with similar risks. The Company recorded goodwill impairment charges of $63.6 million and $0.8 million during 2001 and 2000, respectively. See Note 15.

         According to the provision of SFAS 142, in 2002, the Company ceased the amortization of goodwill and other intangible assets deemed to have indefinite lives. Instead, the Company is required to test these assets for impairment annually as part of its annual business planning cycle during the fourth quarter of each year. See Note 8. As part of the implementation of SFAS 142 on January 1, 2002, the Company was required to complete a transitional impairment test of goodwill and other intangible assets. The adoption of SFAS 142 did not result in an impairment charge. The annual test performed by the Company during the fourth quarter of 2002, resulted in an impairment charge of $62.2 million associated with the Company's Digital Angel Corporation segment.

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

         ADVERTISING COSTS

         The Company expenses production costs of print advertisements the first date the advertisements take place. Advertising expense, included in selling, general and administrative expenses, was $0.3 million in 2002, $0.3 million in 2001, $0.4 million in 2000.

         REVENUE RECOGNITION

         For programming, consulting and software licensing services and construction contracts, the Company recognizes revenue based on the percent complete for fixed fee contracts, with the percent complete being calculated as either the number of direct labor hours in the project to date divided by the estimated total direct labor hours or based upon the completion of specific task orders. It is the Company's policy to record contract losses in their entirety in the period in which such losses are foreseeable. For nonfixed fee jobs, revenue is recognized based on the actual direct labor hours in the job times the standard billing rate and adjusted to realizable value, if necessary. For product sales, the Company recognizes revenue at the time products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. Revenue from royalties is recognized when licensed products are shipped. There are no significant post-contract

------------------------------------------------------------------------------
                                                                     Page F-15

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         support obligations at the time of revenue recognition. The Company's accounting policy regarding vendor and post-contract support obligations is based on the terms of the customers' contract, billable upon the occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized. The Company does not experience significant product returns, and therefore, management is of the opinion that based on the most recent information available, no allowance for sales returns is necessary. The Company has no obligation for warranties on new hardware sales, because the warranty is provided by the manufacturer. The Company does not offer a warranty policy for services to customers.

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

         STOCK-BASED COMPENSATION

         As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow the guidance of APB Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25, in accounting for its stock-based employee compensation arrangements. Accordingly, no compensation cost is recognized for any of the Company's fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB Opinion No. 25. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation costs is recognized immediately. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

         At December 31, 2002, the Company had four stock-based employee compensation plans, which are described more fully in Note 13 and the Company's subsidiaries had six stock-based employee compensation plans. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for options granted under its plans as well as to the plans of its subsidiaries:



                                                                     YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------

                                                              2002             2001            2000
                                                           ---------        ---------        --------
         Net loss, as reported                             $(113,961)       $(208,625)       $(33,222)
          Deduct: Total stock-based employee
          compensation expense determined under
          fair value-based method for all awards,
          net of related tax effects (1)                      (3,272)          (2,708)         (2,678)
                                                           ---------        ---------        --------

         Pro forma net loss                                $(117,233)       $(211,333)       $(35,901)

         Loss per share:
           Basic and diluted--as reported                  $  (0.42)        $   (1.23)       $  (0.52)
                                                           =========        =========        ========
           Basic and diluted--pro forma                    $  (0.44)        $   (1.24)       $  (0.56)
                                                           =========        =========        ========

         (1) For 2002, amount includes $1.8 million of compensation expense associated with subsidiary options.

         The weighted average per share fair values of grants made in 2002, 2001 and 2000 for the Company's incentive plans were $0.19, $0.36 and $0.67, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                               2002          2001        2000
                                                               ----          ----        ----
         Estimated option life                              5.5 years      5 years     5 years
         Risk free interest rate                                 2.89%        4.49%       4.98%
         Expected volatility                                    76.00%       68.75%      53.32%
         Expected dividend yield                                 0.00%        0.00%       0.00%

         RESEARCH AND DEVELOPMENT

         Research and development expense consists of personnel costs, supplies, other direct costs and indirect costs, primarily rent and other overhead, of developing new products and technologies and are charged to expense as incurred.
------------------------------------------------------------------------------
                                                                     Page F-16

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         ISSUANCE OF SHARES OF STOCK BY SUBSIDIARY

         Gains where realizable and losses on issuance of shares of stock by a consolidated subsidiary are reflected in the consolidated statement of operations.

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

         EARNINGS (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENT

         Income (loss) available to common stockholders has been adjusted to reflect preferred stock dividends and the accretion to the redemption value and beneficial conversion charge associated with the Series C redeemable preferred stock for the purpose of calculating earnings per share. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock outstanding.

         COMPREHENSIVE INCOME (LOSS)

         The Company's comprehensive accumulated other (loss) income consists of foreign currency translation adjustments, and is reported in the consolidated statements of preferred stock, common stock and other stockholders' equity.

         METHOD OF ACCOUNTING FOR DIGITAL ANGEL CORPORATION

         Effective March 27, 2002, the Company's 93% owned subsidiary, Digital Angel Corporation, which we refer to as pre-merger Digital Angel, merged with and into a wholly-owned subsidiary of a publicly traded company, Medical Advisory Systems, Inc. (MAS), and MAS changed its name to Digital Angel Corporation. Under the terms of the merger agreement, each issued and outstanding share of common stock of pre-merger Digital Angel (including each share issued upon exercise of options prior to the effective time of the merger) was cancelled and converted into the right to receive 0.9375 shares of MAS's common stock. The Company obtained 18.75 million shares of MAS common stock in the merger (representing approximately 61% of the shares then outstanding). Prior to the transaction, the Company owned 850,000 shares of MAS, or approximately 16.7%. On December 31, 2002, the Company owned 19.6 million shares, or approximately 73.91% of the shares outstanding. Also, pursuant to the merger agreement, the Company contributed to MAS all of its stock in Timely Technology Corp., a wholly-owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary. Pre-merger Digital Angel, Timely Technology Corp. and Signature Industries, Limited were collectively referred to as the Advanced Wireless Group (AWG). The merger has been treated as a reverse acquisition for accounting purposes, with the AWG treated as the accounting acquirer.

         The total purchase price of the transaction was $32.0 million, which was comprised of the $25.0 million fair market value of MAS stock outstanding not held by the Company immediately preceding the merger, the $3.4 million estimated fair market value of MAS options and warrants outstanding as well as the direct costs of the acquisition of $3.6 million. The transaction resulted in Digital Angel Corporation allocating approximately $28.3 million of the purchase price to goodwill.

         The consolidated financial statements included in this Form 10-K include the accounts of Digital Angel Corporation and reflect the outstanding voting stock not owned by the Digital Angel Share Trust (the "Digital

------------------------------------------------------------------------------
                                                                     Page F-17

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Angel Trust") (as defined in Note 2) as a minority ownership interest in Digital Angel Corporation on the balance sheet as of December 31, 2002. Significant intercompany balances and transactions have been eliminated in consolidation. Digital Angel Corporation is publicly traded on the American Stock Exchange under the symbol DOC, with a closing market price per share at December 31, 2002, and March 21, 2003, of $2.55 and $1.22, respectively.

         During 2002, the Company recorded a net loss of $0.4 million occasioned by the merger transaction, comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million pre-merger Digital Angel options (representing the difference between the carrying amount of the Company's pro-rata share of the investment in pre-merger Digital Angel and the exercise price of the options) and a gain of approximately $4.7 million from the deemed sale of 22.85% of the AWG, as a result of the merger with MAS. In addition, during 2002, the Company recorded a loss of $4.1 million on the issuances of 1.1 million shares of Digital Angel Corporation common stock resulting primarily from the exercise of stock options. The loss represents the difference between the carrying amount of the Company's pro-rata share of its investment in Digital Angel Corporation and the net proceeds from the issuances of the stock and other changes in the minority interest ownership.

         By operation of the Digital Angel Trust agreement, the Company's share of Digital Angel Corporation's net assets is effectively restricted. Although Digital Angel Corporation may pay dividends, the Company's access to this subsidiary's funds is restricted. The following condensed consolidating balance sheet data at December 31, 2002, shows, among other things, the Company's investment in Digital Angel Corporation. The following consolidating financial data provides supplementary information about the results of operations and cash flows for 2002.

------------------------------------------------------------------------------
                                                                     Page F-18

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                       CONDENSED CONSOLIDATING BALANCE SHEET DATA
                                                    DECEMBER 31, 2002
                                                         APPLIED DIGITAL    DIGITAL ANGEL      CONSOLIDATION
                                                         SOLUTIONS, INC.     CORPORATION       ELIMINATIONS    CONSOLIDATED
                                                         ------------------------------------------------------------------
                                                                                  (in thousands)
Current Assets
Cash and cash equivalents                                   $  5,604           $   214          $     --        $  5,818
Accounts receivable, net                                      12,422             4,126                --          16,548
Inventories                                                    1,464             4,945                --           6,409
Notes receivable                                               2,801                --                --           2,801
Other current assets                                           1,442             1,478                --           2,920
                                                         ------------------------------------------------------------------
Total Current Assets                                          23,733            10,763                --          34,496

Property And Equipment, net                                    2,053             7,769                --           9,822
Notes Receivable, net                                            758                --                --             758
Goodwill, net                                                 20,366            47,452                --          67,818
Investment in Digital Angel Corporation                       40,656                --           (40,656)             --
Other Assets, net                                              2,525             1,814                --           4,339
                                                         ------------------------------------------------------------------
Total Assets                                                $ 90,091           $67,798          $(40,656)       $117,233
                                                         ==================================================================

Current Liabilities
Notes payable and current maturities of
  long-term debt                                            $ 81,063           $   816          $     --        $ 81,879
Accounts payable and accrued expenses                         31,209             7,846                --          39,055
Put accrual                                                      200                --                --             200
Intercompany (receivable) payable                               (462)              462                --              --
Net liabilities of Discontinued Operations                     9,368                --                --           9,368
                                                         ------------------------------------------------------------------
Total Current Liabilities                                    121,378             9,124                --         130,502
Long-Term Debt, Notes Payable and Other Liabilities            1,037             3,364                --           4,401
                                                         ------------------------------------------------------------------
Total Liabilities                                            122,415            12,488                --         134,903
Minority Interest                                              3,768               298            14,356          18,422
                                                         ------------------------------------------------------------------
Accumulated other comprehensive income (loss)                     31              (185)              185              31
Other stockholders' (deficit) equity                         (36,123)           55,197           (55,197)        (36,123)
                                                         ------------------------------------------------------------------
Total Stockholders' Deficit                                  (36,092)           55,012           (55,012)        (36,092)
                                                         ------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                 $ 90,091           $67,798          $(40,656)       $117,233
                                                         ==================================================================

------------------------------------------------------------------------------
                                                                     Page F-19

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS DATA
                                               YEAR ENDED DECEMBER 31, 2002
                                                         APPLIED DIGITAL    DIGITAL ANGEL      CONSOLIDATION
                                                         SOLUTIONS, INC.     CORPORATION       ELIMINATIONS    CONSOLIDATED
                                                         ------------------------------------------------------------------
                                                                                  (in thousands)

Product revenue                                            $  50,060          $ 30,946          $    (70)      $  80,936
Service revenue                                               15,979             2,685                --          18,664
                                                         ------------------------------------------------------------------
  Total revenue                                               66,039            33,631               (70)         99,600
Cost of products sold                                         40,690            17,705                --          58,395
Cost of services sold                                          7,107             2,216                --           9,323
                                                         ------------------------------------------------------------------
  Gross profit                                                18,242            13,710               (70)         31,882
Selling, general and administrative expenses                  32,218            34,302               (70)         66,450
Intercompany management fees                                    (193)              193                --              --
Research and development                                       1,096             2,422                --           3,518
Asset impairment                                               5,564            63,818                --          69,382
Depreciation and amortization                                  1,142             3,631                --           4,773
Gain on sale of subsidiaries and business assets                (132)               --                --            (132)
Interest and other income                                     (1,755)             (601)               --          (2,356)
Interest expense                                              17,221             2,109            (1,806)         17,524
                                                         ------------------------------------------------------------------
Loss from continuing operations before taxes,
  minority interest, loss on subsidiary stock
  issuances and sale of subsidiary stock, and
  equity in net loss of affiliate                            (36,919)          (92,164)            1,806        (127,277)
Provision for income taxes                                       326                --                --             326
                                                         ------------------------------------------------------------------
Loss from continuing operations before minority
  interest, loss on subsidiary stock issuances
  and sale of subsidiary stock and equity in net
  loss of affiliate                                          (37,245)          (92,164)            1,806        (127,603)
Minority interest                                            (18,378)              (96)               --         (18,474)
Loss on subsidiary stock issuances and sale
  of subsidiary stock                                          4,485                --                --           4,485
Equity in net loss of affiliate(1)                            90,553               291           (90,553)            291
                                                         ------------------------------------------------------------------
Loss from continuing operations                            $(113,905)         $(92,359)         $ 92,359       $(113,905)
                                                         ==================================================================

(1) Digital Angel Corporation's separate financial statements include a "push down" of $1.8 million of interest expense associated with the Company's obligation to IBM Credit. Thus the equity in net loss of affiliate on the Company's unconsolidated financial statements differs from Digital Angel Corporation's loss by the $1.8 million.

------------------------------------------------------------------------------
                                                                     Page F-20

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS DATA
                                               YEAR ENDED DECEMBER 31, 2002
                                                         APPLIED DIGITAL    DIGITAL ANGEL      CONSOLIDATION
                                                         SOLUTIONS, INC.     CORPORATION       ELIMINATIONS    CONSOLIDATED
                                                         ------------------------------------------------------------------
                                                                                  (in thousands)

Cash Flows From Operating Activities
    Net loss                                                $(21,932)         $(92,359)           $ 1,806       $(112,485)
  Adjustment to reconcile net loss to net cash
   used in operating activities:
    Non-cash adjustments                                       5,229            87,875             (1,806)         91,298
    Net change in operating assets and liabilities:           15,412             1,754                 --          17,166
    Net cash provided by discontinued operations                 116                --                 --             116
                                                            --------          --------            -------       ---------
Net Cash Used In Operating Activities                         (1,175)           (2,730)                --          (3,905)
                                                            --------          --------            -------       ---------

Cash Flows From Investing Activities
    Decrease in notes receivable                               3,155                --                 --           3,155
    Received from buyers of divested subsidiaries              2,625                                                2,625
    (Increase) decrease in other assets                         (105)              108                 --               3
    Proceeds from the sale of property and equipment           3,535                                   --           3,535
    Proceeds from the sale of subsidiaries and business
     assets and investments                                      357             1,025                 --           1,382
    Payment for property and equipment                          (419)           (1,439)                --          (1,858)
    Investment in subsidiaries                                  (684)               --                684              --
    Payment for asset and business acquisitions                    0              (261)                --            (261)
    Net cash used in discontinued operations                    (507)               --                 --            (507)
                                                            --------          --------            -------       ---------
Net Cash Provided By (Used In) Investing Activities            7,957              (567)               684           8,074
                                                            --------          --------            -------       ---------

Cash Flows From Financing Activities
    Net amounts borrowed (paid) on notes payable and
     line of credit                                             (569)           (4,209)                --          (4,778)
    (Payments on) proceeds from line of credit and
     long-term debt                                           (4,243)            5,530                 --           1,287
    Payments on long-term debt                                (1,379)              (43)                --          (1,422)
    Other financing costs                                       (875)               --                 --            (875)
    Issuance of common shares                                  1,695               631               (631)          1,695
    Collection of notes receivable for shares issued           1,156                --                 --           1,156
    Stock issuance costs                                        (519)               --                 --            (519)
    Subsidiary Issuance of Common Shares                           0                                  631             631
    Intercompany transactions                                      0               684               (684)             --
                                                            --------          --------            -------       ---------
Net Cash (Used In) Provided By Financing Activities           (4,734)            2,593               (684)         (2,825)
                                                            --------          --------            -------       ---------
Net Increase (Decrease) in Cash and Cash Equivalents           2,048              (704)                --           1,344
Effect of exchange rates changes on cash and cash
 equivalents                                                     456               322                 --             778
Cash and Cash Equivalents - Beginning of Period                3,100               596                 --           3,696
                                                            --------          --------            -------       ---------
Cash and Cash Equivalents - End of Period                   $  5,604          $    214            $    --       $   5,818
                                                            --------          --------            -------       ---------


------------------------------------------------------------------------------
                                                                     Page F-21

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         There are no restrictions on Digital Angel Corporation's ability to declare or pay dividends under the IBM Credit Agreement (defined in Note 2). All of the consolidated assets of the Company, exclusive of the assets of Digital Angel Corporation, are collateral under the IBM Credit Agreement. In addition, the shares of Digital Angel Corporation common stock held in the Digital Angel Trust (as defined in Note 2) also collateralize the amounts outstanding under the IBM Credit Agreement.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board (FASB) issued FAS No. 141, Business Combinations and FAS No. 142, Goodwill and Other Intangible Assets. FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company adopted the provisions of each statement, which apply to goodwill and certain intangibles acquired prior to June 30, 2001, on January 1, 2002. The adoption of these standards had the impact of reducing the Company's amortization of goodwill commencing January 1, 2002.

         In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets. This standard supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supercede the provisions of APB Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from Discontinued Operations to be displayed in Discontinued Operations in the period in which the losses are incurred, rather than as of the measurement date as required by APB 30. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on January 1, 2002. The adoption of FAS 144 did not have a material impact on the Company's operations or financial position.

         In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The adoption of FAS 145 did not have a material effect on the Company's operations or financial position.

         In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet determined what impact the adoption of FAS 146 will have on its operations and financial position.

------------------------------------------------------------------------------
                                                                     Page F-22

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company intends to continue to account for stock-based compensation based on the provisions of APB Opinion No.
         25. SFAS 148's amendment of the transition and annual disclosure provisions of SFAS 123 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 on December 31, 2002.

     2.  DEBT COVENANT COMPLIANCE AND LIQUIDITY AND GOING CONCERN
         CONSIDERATIONS

         The Company generated significant net losses during 2002, 2001 and 2000. As a result, the Company was not in compliance with certain financial covenants of its loan agreement as of December 31, 2002, 2001 and 2000. Accordingly, substantial doubt exists about the Company's ability to continue as a going concern. The Company's Second Restated Term and Revolving Credit Agreement with IBM Credit Corporation (IBM Credit) was amended and restated on October 17, 2000 and further amended on March 30, 2001, July 1, 2001, September 15, 2001, November 15, 2001, December 31, 2001, January 31, 2002
         and February 27, 2002. These amendments extended the due dates of principal and interest payments of $4.2 million and $2.9 million, respectively, until April 2, 2002.

         On March 1, 2002, the Company and Digital Angel Trust, a newly created Delaware business trust, entered into the Third Amended and Restated Term Credit Agreement (the IBM Credit Agreement) with IBM Credit, which became effective on March 27, 2002, the effective date of the merger between pre-merger Digital Angel and MAS. Upon completion of the merger, and in satisfaction of a condition to the consent to the merger by IBM Credit, the Company transferred to the Digital Angel Trust, which is controlled by an advisory board, all shares of Digital Angel Corporation common stock owned by it and, as a result, the Digital Angel Trust has legal title to approximately 73.91% of the Digital Angel Corporation common stock at December 31, 2002. The Digital Angel Trust has voting rights with respect to the Digital Angel Corporation common stock until the Company's obligations to IBM Credit are repaid in full. The Company retained beneficial ownership of the shares.

         The IBM Credit Agreement contained covenants relating to the Company's financial position and performance, as well as the financial position and performance of Digital Angel Corporation. On September 30, 2002, the Company entered into an amendment to the IBM Credit Agreement, which revised certain financial covenants relating to its financial performance and the financial position and performance of Digital Angel Corporation for the quarter ended September 30, 2002 and the fiscal year ending December 31, 2002. On November 1, 2002, the Company entered into another amendment to the IBM Credit Agreement, which further revised certain covenants relating to the financial performance of Digital Angel Corporation for the quarter ended September 30, 2002, and the fiscal year ending December 31, 2002. At September 30, 2002, the Company and Digital Angel Corporation were in compliance with the revised covenants under the IBM Credit Agreement. At June 30, 2002, the Company was not in compliance with our Minimum Cumulative Modified EBITDA debt covenant and with other provisions of the IBM Credit Agreement and Digital Angel Corporation was not in compliance with its Minimum Cumulative Modified EBITDA and Current Assets to Current Liabilities debt covenants. On August 21, 2002, IBM Credit provided the Company with a waiver of such noncompliance. As consideration for the waiver, the Company issued to IBM Credit a five year-warrant to acquire 2.9 million shares of its common stock at $0.15 per share, valued at approximately $1.3 million, and a five year-warrant to purchase approximately 1.8 million shares of its wholly-owned subsidiary, VeriChip Corporation's, common stock at $0.05 per share, valued at approximately $44 thousand. At December 31, 2002, the Company was not in compliance with the revised covenants under the IBM Credit Agreement. Digital Angel Corporation did not maintain compliance with certain financial covenants under its credit agreement with its lender, Wells Fargo Business Credit, Inc. (Wells Fargo). Well Fargo provided Digital Angel Corporation with a

------------------------------------------------------------------------------
                                                                     Page F-23

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         waiver of non-compliance. IBM Credit did not provide a waiver.

         Under the terms of the IBM Credit Agreement, the Company was required to repay IBM Credit Corporation $29.8 million of the $77.2 million outstanding principal balance currently owed to them, plus $16.4 million of accrued interest and expenses (totaling approximately $46.2 million), on or before February 28, 2003. The Company did not make such payment by February 28, 2003. On March 3, 2003, IBM Credit notified the Company that it had until March 6, 2003, to make the payment. The Company did not make the payment on March 6, 2003, as required. The Company's failure to comply with the payment terms imposed by the IBM Credit Agreement and to maintain compliance with the financial performance covenant constitute events of default under the IBM Credit Agreement. On March 7, 2003, the Company received a letter from IBM Credit declaring the loan in default and indicating that IBM Credit would exercise any and/or all of its remedies.

         FORBEARANCE AGREEMENT

         On March 27, 2003, the Company announced that it had executed a forbearance agreement term sheet with IBM Credit. The forbearance agreement becomes effective on or about March 31, 2003. In turn, the Company has agreed to dismiss a lawsuit it had filed against IBM Credit and IBM Corporation in Palm Beach County, Florida on March 6, 2003.

         The payment provisions and purchase rights under the terms of the forbearance agreement term sheet are as follows:

             * the Tranche A Loan, consisting of $68.0 million plus accrued interest, must be repaid in full no later than September 30, 2003, provided that all but $3 million of the Tranche A Loan (the "Tranche A Deficiency Amount") will be deemed to be paid in full on such date if less than the full amount of the Tranche A Loan is repaid but all of the net cash proceeds of the Digital Angel Corporation shares held in the Digital Angel Trust are applied to the repayment of the Tranche A Loan. The Tranche A Deficiency Amount (if any) must be repaid no later than March 31, 2004; and

             * the Tranche B Loan, consisting of $9.2 million plus accrued interest, must be repaid in full no later than March 31, 2004. Effective March 25, 2003, the Tranche B Loan will bear interest at seven percent (7%) per annum.

         The Tranche A and B Loans may be purchased under the terms of the forbearance agreement term sheet by or on behalf of the Company as follows:

             * the loans and all the other obligations may be purchased on or before June 30, 2003, for $30 million in cash;

             * the loans and all the other obligations may be purchased on or before September 30, 2003, for $50 million in cash; and

             * the Tranche A Loan may be purchased on or before September 30, 2003, for $40 million in cash with an additional $10 million cash payment due on or before December 31, 2003.

         Payment of the specified amounts by the dates set forth herein will constitute complete satisfaction of any and all of the Company's obligations to IBM Credit under the IBM Credit Agreement, provided that there has not earlier occurred a "Termination Event," as defined.

         In addition, the Company has agreed under the terms of the forbearance agreement term sheet that the Digital Angel Trust will immediately engage an investment bank to pursue the sale of the 19,600,000 shares of Digital Angel Corporation common stock that are currently held in the Digital Angel Trust. All proceeds from the sale of the Digital Angel Corporation common stock will be applied to the loans and other obligations to satisfy the Tranche A payment provisions as discussed above, in the event that the Company has not satisfied its purchase rights by September 30, 2003.

         The forbearance agreement term sheet also modifies other provisions of the IBM Credit Agreement, including but not limited to, the imposition of additional limitations on permitted expenditures.

         At the end of the forbearance period, the provisions of the forbearance agreement shall become of no force and effect. At that time, IBM Credit will be free to exercise and enforce, or to take steps to exercise and enforce, all rights, powers, privileges and remedies available to them under the IBM Credit Agreement, as a result of the payment and covenant defaults existing on March 24, 2003. If the Company is not successful in satisfying the payment obligations under the

------------------------------------------------------------------------------
                                                                     Page F-24

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         forbearance agreement or does not comply with the terms of the forbearance agreement or the IBM Credit Agreement, and IBM Credit were to enforce its rights against the collateral securing the obligations to IBM Credit, there would be substantial doubt that the Company would be able to continue operations in the normal course of business.

         The ability of the Company to continue as a going concern is predicated upon numerous issues including its ability to:

             *  Raise the funds necessary to satisfy its obligations to IBM
                Credit;

             * Successfully implement its business plans, manage expenditures according to its budget, and generate positive cash flow from operations;

             * Realize positive cash flow with respect to its investment in Digital Angel Corporation;

             *  Develop an effective marketing and sales strategy;

             * Obtain the necessary approvals to expand the market for its VeriChip product;

             * Complete the development of its second generation Digital Angel product; and

             * Attract, motivate and/or retain key executives and employees.

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


     3.  ACQUISITIONS AND DISPOSITIONS

         On February 27, 2001, the Company acquired 16.6% of the capital stock of MAS, a provider of medical assistance and technical products and services, in a transaction valued at approximately $8.3 million in consideration for 3.3 million shares of its common stock. The Company became the single largest stockholder and controlled two of the seven board seats. The Company accounted for this investment under the equity method of accounting. The excess of the purchase price over the net book value acquired was approximately $7.0 million and was being amortized on a straight-line basis over five years. Under FAS 142, which the Company adopted on January 1, 2002, the goodwill embedded in the Company's equity investment in MAS is no longer amortized. As a result of no longer amortizing this goodwill, the Company's 2002 net income increased by $1.2 million.

         Effective March 27, 2002, the Company's 93% owned subsidiary, pre-merger Digital Angel, merged with MAS. As a result of the merger, the Company now owns approximately 73.91% of Digital Angel Corporation, as more fully discussed in Note 1.

         Unaudited pro forma results of operations for 2002 and 2001 are included below. Such pro forma information assumes that the merger of pre-merger Digital Angel and MAS had occurred as of January 1, 2001.


                                                                                       (UNAUDITED)          (UNAUDITED)
                                                                                        YEAR ENDED           YEAR ENDED
                                                                                       DECEMBER 31,         DECEMBER 31,
                                                                                           2002                 2001
                                                                                           ----                 ----
         Net operating revenue from continuing operations                               $ 100,486            $ 161,677
         Loss from continuing operations                                                $(114,595)           $(217,472)
         Loss available to common stockholders from continuing operations               $(114,595)           $(228,011)
         Loss per common share from continuing operations - basic and diluted           $   (0.43)           $   (1.34)

         DISPOSITIONS

         The gain (loss) on sale of subsidiaries and business assets was $0.1 million, $(6.1) million, and $0.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The loss on the sale of subsidiaries and business assets of $6.1 million for 2001 was due to sales of the business assets of our wholly-owned subsidiaries as follows: ADS Retail Inc., Signal Processors, Limited, ACT Wireless Corp. and our ATI Communications companies. In addition, the Company sold its 85% ownership interest in Atlantic Systems, Inc. Proceeds from the sales were $3.5 million and were used primarily to repay debt.

------------------------------------------------------------------------------
                                                                     Page F-25

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         EARNOUT AND PUT AGREEMENTS

         Certain acquisition agreements included additional consideration, generally payable in shares of the Company's common stock, contingent on profits of the acquired subsidiary. Upon earning this additional consideration, the value is recorded as additional goodwill. At December 31, 2002, there is one remaining earnout arrangement. Assuming the current expected profits are achieved, the Company is contingently liable for additional consideration of approximately $0.5 million and $0.5 million in 2003 and 2004, respectively, all of which would be payable in shares of the Company's common stock.

         In January 2001, the Company entered into an agreement with the minority shareholders of Intellesale to terminate all put rights and employment agreements that each shareholder had with or in respect of Intellesale. In exchange, the Company issued an aggregate of 6.6 million shares of the Company's common stock valued at $10.3 million. In addition, during the years ended December 31, 2002 and 2001, 13.6 million common shares value at $6.6 million and 27.5 million common shares valued at $16.9 million, respectively, were issued to satisfy earnouts and to purchase minority interests.


     4.  INVENTORIES

                                                               DECEMBER 31,
                                                            2002         2001
                                                            ----         ----
         Raw materials                                   $  1,725      $  1,474
         Work in process                                    1,447           176
         Finished goods                                     4,659         6,226
                                                         --------      --------
                                                            7,831         7,876
         Less:  Allowance for excess and obsolescence       1,422         1,702
                                                         --------      --------

                                                         $  6,409      $  6,174
                                                         ========      ========

------------------------------------------------------------------------------
                                                                     Page F-26

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     5.  NOTES RECEIVABLE

                                                                                        2002               2001
                                                                                     ------------------------------

         Due from purchaser of subsidiary, collateralized by pledge of rights to distributions from a joint venture of the purchaser and an unrelated entity, bears interest at the London Interbank Offered Rate plus
         1.65%, payable in quarterly installments of principal and interest
         totaling $332.                                                                $ 1,023            $ 9,073

         Due from purchaser of four subsidiaries, bears interest at 5%, interest payable quarterly, principal due October 2004. Allowance of
         $2,700 reflected in allowance for bad debts in 2002 and 2001.                   2,700              2,700

         Due from purchaser of subsidiary, collateralized by pledge of investment securities, bears interest at prime, interest payable semi-
         annually, principal due November 2004. Allowance of $2,328 reflected
         in allowance for bad debts in 2002 and 2001.                                    2,328              2,328

         Due from officers, directors and employees of the Company, unsecured, bear interest at varying interest rates, due on demand. Allowance of
         $200 reflected in allowance for bad debts in 2001.                                677                784

         Due from individuals and corporations, bearing interest at varying rates above prime, collateralized by business assets, personal guarantees, and securities, due various dates through July 2004.
         Allowance of $912 reflected in allowance for bad debts in 2001.                   858              1,851

         Due from purchaser of divested subsidiary, collateralized by business assets, bears interest at 8%, payable in monthly installments of principal and interest of $10, balance due in February 2006. Allowance
         of $1,266 reflected in allowance for bad debts in 2002.                         1,266              1,272

         Due from purchaser of divested subsidiary, collateralized by personal guarantee and securities of the purchaser, bears interest at prime plus 1%, payable in monthly installments of interest only through
         March 2003, and then payable in monthly installments of principal and
         interest of $11 through December 2007.                                            497                550

         Due from purchaser of divested subsidiary, collateralized, bears interest at 5%, payable in monthly payments of interest, and annual
         payments of principal through March 2005.                                         478                 --

         Other                                                                              26                 --

         Due from purchaser of business assets, collateralized by maker's assets, bears interest at 8.7% and provides for monthly payments of principal and interest equal to 10% of the maker's net cash revenue for each preceding month, balance due October 2001. Allowance of $373 reflected
         in allowance for bad debts in 2002 and 2001.                                      373                373
         ----------------------------------------------------------------------------------------------------------
                                                                                        10,226             18,931
         Less: Allowance for bad debts                                                   6,667             12,671
         Less: Current portion                                                           2,801              2,256
         ----------------------------------------------------------------------------------------------------------

                                                                                       $   758            $ 4,004
         ==========================================================================================================

         These notes receivable have been pledged as collateral under the Company's debt agreements. See Note 10.


------------------------------------------------------------------------------
                                                                     Page F-27

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     6.  OTHER CURRENT ASSETS

                                                              DECEMBER 31,
                                                          2002            2001
                                                          ----            ----
         Deferred tax asset                             $   13          $  171
         Prepaid expenses                                2,787           3,336
         Income tax refund receivable                       --             806
         Other                                             120             473
                                                        ------          ------

                                                        $2,920          $4,786
                                                        ======          ======

     7.  PROPERTY AND EQUIPMENT

                                                             DECEMBER 31,
                                                         2002            2001
                                                         ----            ----

         Land                                          $   611         $   956
         Building and leasehold improvements             7,770           8,351
         Equipment                                      14,505          14,387
         Software                                           94          10,001
                                                       -------         -------
                                                        22,980          33,695
         Less: Accumulated depreciation                 13,158          13,510
                                                       -------         -------

                                                       $ 9,822         $20,185
                                                       =======         =======

         Included above are vehicles and equipment acquired under capital lease obligations in the amount of $1.0 million and $1.2 million at December 31, 2002 and 2001, respectively. Related accumulated depreciation amounted to $0.7 million and $0.7 million at December 31, 2002 and 2001, respectively.

         Depreciation expense charged against income amounted to $4.1 million, $4.6 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Accumulated depreciation related to disposals of property and equipment amounted to $4.0 million and $0.6 million in 2002 and 2001, respectively.

         During 2002, the Company recorded an impairment charge of $6.4 million to write-down certain software related to its Digital Angel Corporation segment.

     8.  GOODWILL

         Goodwill consists of the excess of cost over fair value of net tangible and identifiable intangible assets of companies purchased. The Company applies the principles of SFAS 141, and uses the purchase method of accounting for acquisitions of wholly owned and majority owned subsidiaries.

                                                            DECEMBER 31,
                                                        2002            2001
                                                      --------        --------
         Balance                                      $123,221        $186,827
         Acquisitions and earnout payments              39,172              --
         Less goodwill impairment                      (62,185)        (63,606)
         Accumulated amortization                      (32,390)        (32,390)
                                                      --------        --------

         Carrying value                               $ 67,818        $ 90,831
                                                      ========        ========

         Goodwill amortization expense, including in 2001 goodwill amortization associated with the Company's equity investment in MAS of $1.2 million, amounted to $22.5 million and $7.5 million for the years ended December 31, 2001, 2000, respectively. Accumulated amortization of goodwill related to subsidiaries sold during 2001 and 2000 amounted to $0.1 million and $0.2 million, respectively.

------------------------------------------------------------------------------
                                                                     Page F-28

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         CHANGE IN METHOD OF ACCOUNTING FOR GOODWILL

         Effective January 1, 2002, the Company adopted SFAS 142. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. The Company tests its goodwill and intangible assets for impairment as a part of its annual business planning cycle during the fourth quarter of each fiscal year or earlier depending on specific changes in conditions surrounding the business units.

         The adoption of SFAS 142 did not result in an impairment charge, however, the annual test performed by the Company during the fourth quarter of 2002 resulted in an impairment charge of $62.2 million. In addition, there can be no assurance that future goodwill impairment tests will not result in additional impairment charges.

         The following table presents the impact of SFAS 142 on (loss) income before extraordinary loss (gain) and net loss and (loss) income before extraordinary (loss) gain per share and net loss per share had the standard been in effect beginning January 1, 2000:

                                                                      YEAR ENDED DECEMBER 31,
                                                                          2001             2000
                                                                     ---------        ---------
(Loss) income before extraordinary (loss) gain:
 (Loss) income before extraordinary (loss) gain as reported          $(214,568)       $(112,142)
 Add back: Goodwill amortization                                        21,312            9,415
 Add back: Equity method investment amortization                         1,161               --
                                                                     ---------        ---------
Adjusted (loss) income before extraordinary (loss) gain              $(192,095)       $(102,727)
                                                                     =========        =========

Earnings (loss) per common share - basic
 Net (loss) income per share before extraordinary (loss) gain -
  basic as reported                                                  $   (1.26)       $   (1.76)
 Goodwill amortization                                                    0.12             0.15
 Equity method investment amortization                                    0.01               --
                                                                     ---------        ---------
Adjusted (loss) income before extraordinary (loss) gain per
 share - basic                                                       $   (1.13)       $   (1.61)
                                                                     =========        =========

Earnings (loss) per share - diluted
 Net (loss) income per share before extraordinary (loss) gain -
  basic as reported                                                  $   (1.26)       $   (1.76)
 Goodwill amortization                                                    0.12             0.15
 Equity method investment amortization                                    0.01               --
                                                                     ---------        ---------
Adjusted (loss) income before extraordinary (loss) gain per
 share - diluted                                                     $   (1.13)       $   (1.61)
                                                                     =========        =========

Net (loss) income available to common stockholders:
 Net (loss) income available to common stockholders as reported      $(215,642)       $(116,190)
 Add back: Goodwill amortization                                        21,312            9,415
 Add back: Equity method investment amortization                         1,161               --
                                                                     ---------        ---------
Adjusted net (loss) income                                           $(193,169)       $(106,775)
                                                                     =========        =========

Earnings (loss) per common share - basic
 Net (loss) income per share - basic, as reported                    $   (1.27)       $   (1.82)
 Goodwill amortization                                                    0.12             0.15
 Equity method investment amortization                                    0.01               --
                                                                     ---------        ---------
Adjusted net (loss) income - basic                                   $   (1.14)       $   (1.67)
                                                                     =========        =========

Earnings (loss) per share - diluted
 Net (loss) income per share - diluted, as reported                  $   (1.27)       $   (1.82)
 Goodwill amortization                                                    0.12             0.15
 Equity method investment amortization                                    0.01               --
                                                                     ---------        ---------
Adjusted net (loss) income per share - diluted                       $   (1.14)       $   (1.67)
                                                                     =========        =========

         The Company had entered into various earnout arrangements with the selling shareholders of certain acquired subsidiaries. These arrangements provided for additional consideration to be paid in future years if certain earnings levels were met. As of December 31, 2002, the Company is obligated under one remaining earnout arrangement. Payments made under earnout arrangements are added to goodwill as earned.

------------------------------------------------------------------------------
                                                                     Page F-29

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     9.  OTHER ASSETS

                                                             DECEMBER 31,
                                                         2002            2001
                                                         ----            ----
         Proprietary software                          $ 2,636         $ 2,368
         Loan acquisition costs                         10,569           3,746
         Other assets                                    2,206           1,120
                                                       -------         -------
                                                        15,411           7,234
         Less: Accumulated amortization                 12,936           5,247
                                                       -------         -------
                                                         2,475           1,987
         Other investments                                 202             771
         Deferred tax asset                              1,223             996
         Other                                             439             528
                                                       -------         -------

                                                       $ 4,339         $ 4,282
                                                       =======         =======

         Amortization of other assets charged against income amounted to $6.4 million, $1.8 million and $1.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Accumulated amortization of other assets related to subsidiaries sold during 2001 amounted to $3.5 million.


    10.  NOTES PAYABLE AND LONG-TERM DEBT

         On May 25, 1999, the Company entered into a credit agreement with IBM Credit. The credit agreement was amended and restated on October 17, 2000, and further amended on March 30, 2001. Effective July 1, 2001, the Company and IBM Credit amended the credit agreement extending until October 1, 2001 the payments due on July 1, 2001, which the Company was unable to pay. On September 15, 2001, November 15, 2001, December 31, 2001, January 31, 2002, and again on February 27, 2002, the Company and IBM Credit amended the credit agreement further extending the payments due under the agreement until April 2, 2002. On March 1, 2002, the Company entered into the IBM Credit Agreement, which became effective on March 27, 2002 as more fully discussed in Note 2.

         As part of the amendments and restatements to the agreements with IBM Credit as discussed above, the Company paid bank fees of $0.4 million and $0.3 million in March 2002 and April 2001, respectively, and in April 2001, the Company issued a five-year warrant to acquire 2.9 million shares of common stock to IBM Credit valued at $1.9 million. In March 2002, the Company agreed to re-price these warrants. The re-priced warrants were valued at $1.0 million. In addition, as a result of the merger between pre-merger Digital Angel and MAS, warrants convertible into common stock of Digital Angel Corporation that were previously issued to IBM Credit were revalued using the Black Scholes method, resulting in additional deferred financing costs of $1.1 million. The bank fees and fair value of the warrants have been recorded as deferred financing fees and are being amortized over the life of the debt as interest expense. These deferred financing fees are being amortized through February 28, 2003, the maturity of the principal balance.

         At September 30, 2002, the Company and Digital Angel Corporation were in compliance with the revised covenants under the IBM Credit Agreement. At June 30, 2002, the Company was not in compliance with its Minimum Cumulative Modified EBITDA debt covenant and with other provisions of the IBM Credit Agreement and Digital Angel Corporation was not in compliance with the Minimum Cumulative Modified EBITDA and Current Assets to Current Liabilities debt covenants. On August 21, 2002, IBM Credit provided the Company with a waiver of such noncompliance. As consideration for the waiver, the Company issued to IBM Credit a five year-warrant to acquire 2.9 million shares of the Company's common stock at $0.15 per share, valued at approximately $1.3 million, and a five year-warrant to purchase approximately 1.8 million shares of the Company's wholly-owned subsidiary, VeriChip Corporation's common stock at $0.05 per share, valued at approximately $44 thousand. The fair value of the warrants has been recorded as interest expense in 2002.

------------------------------------------------------------------------------
                                                                     Page F-30

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Amounts outstanding under the IBM Credit Agreement carried interest at an annual rate of 17% and matured on February 28, 2003, subject to extensions if certain portions of principal and interest payments were made. Under the terms of the IBM Credit Agreement, the Company was required to repay IBM Credit Corporation $29.8 million of the $77.2 million outstanding principal balance currently owed to them, plus $16.4 million of accrued interest and expenses (totaling approximately $46.2 million), on or before February 28, 2003. The Company did not make such payment by February 28, 2003. On March 3, 2003, IBM Credit notified the Company that it had until March 6, 2003, to make the payment. The Company did not make the payment on March 6, 2003, as required. The Company's failure to comply with the payment terms constitutes an event of default under the IBM Credit Agreement. On March 7, 2003, the Company received a letter from IBM Credit declaring the loan in default and indicating that IBM Credit would exercise any and/or all of its remedies. On March 27, 2003, the Company announced that it had agreed to the terms of a forbearance agreement with IBM Credit. The forbearance agreement, which becomes effective on or about March 31, 2003, allows for the forbearance of the obligations due under the IBM Credit Agreement, provides for more favorable loan repayment terms, reduces the Tranche B interest rate to 7% per annum and provides for purchase rights. The forbearance agreement is more fully describe in Note 2.


         The Company's covenants under the IBM Credit Agreement, as amended were as follows:

         COVENANT                                              COVENANT REQUIREMENT
         --------                                              --------------------

                                                     As of the following date not less than:
         Current Assets to Current Liabilities       December 31, 2002                 .11:1

         Minimum Cumulative Modified EBITDA          December 31, 2002           $(7,648,300)

         In addition, the IBM Credit Agreement contained covenants for Digital Angel Corporation, as follows:


         COVENANT                                              COVENANT REQUIREMENT
         --------                                              --------------------

                                                     As of the following date not less than:
         Current Assets to Current Liabilities       December 31, 2002                1.09:1

         Minimum Cumulative Modified EBITDA          December 31, 2002              $732,000

         The Company did not meet the Minimum Cumulative Modified EBITDA covenant at December 31, 2002. IBM did not provide the Company of a waiver of the default - See Note 2.

         The IBM Credit Agreement also contains restrictions on the declaration and payment of dividends.

         Amounts outstanding under the IBM Credit Agreement are collateralized by a security interest in substantially all of the Company's assets, excluding the assets of the newly merged Digital Angel and MAS. The shares of the Company's subsidiaries, including the MAS common stock held in the Digital Angel Trust, also secure the amounts outstanding under the IBM Credit Agreement.

         See Note 2 for a discussion of the Company's violation of payment obligations and the violation of a financial covenant under the IBM Credit Agreement.

------------------------------------------------------------------------------
                                                                     Page F-31

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    NOTES PAYABLE AND LONG-TERM DEBT CONSISTS OF THE FOLLOWING:

                                                                                                DECEMBER 31,
                                                                                           2002               2001
                                                                                       -----------------------------
         Term Loan - IBM Credit, collateralized by all domestic assets of the
         Company and a pledge of the stock of the Company's subsidiaries, bearing interest at 17% through February 28, 2003, due February 28,
         2003; currently bearing interest at 25%                                      $ 80,655           $     --

         Revolving credit line - IBM Credit, collateralized by all domestic assets of the Company and a pledge of the stock of the Company's subsidiaries, bearing interest at the 30 day London Interbank Offered
         Rate plus 3.25% in 2001, originally due in May 2002 and subsequently
         refinanced                                                                          --             61,060

         Term Loan - IBM Credit, collateralized by all domestic assets of the
         Company and a pledge of the stock of the Company's subsidiaries, bearing interest at the 30 day London Interbank Offered Rate plus 4.0%
         in 2001, payable in quarterly principal installments of $1,041 plus
         interest, originally due in May 2002 and subsequently refinanced                    --             21,495

         Term loans, payable in monthly or quarterly installments, bearing
         interest at rates ranging from 4% to 10%, due through April 2009                    --                 77

         SYSCOMM INTERNATIONAL CORPORATION
         Mortgage notes payable, collateralized by land and building, payable in monthly installments of principal and interest totaling $15,000,
         bearing interest at 7.16%, paid in full in March 2002                               --                880

         DIGITAL ANGEL CORPORATION
         Mortgage notes payable, collateralized by land and buildings, payable in monthly installments of principal and interest totaling $30,000,
         bearing interest at 8.18% in 2002, due through November 2010                     2,419              2,465

         Mortgage notes payable, collateralized by land and building, interest only payable monthly, principal amount of $910 due October 1, 2004,
         bearing interest at 12% at December 31, 2002.                                      910                 --

         DIGITAL ANGEL CORPORATION
         Line of credit, collateralized by all Digital Angel Corporation assets,
         interest payable monthly at prime plus 3%, due in October 2005(1)                  709                 --

         Notes payable - other                                                              299                 11

         Capital lease obligations                                                          233                434
         -----------------------------------------------------------------------------------------------------------
                                                                                         85,225             86,422
         Less: Current maturities                                                        81,879             83,836
         -----------------------------------------------------------------------------------------------------------

                                                                                       $  3,346           $  2,586
         ===========================================================================================================

(1) The Digital Angel Corporation line of credit contains certain fnancial covenants, including a monthly minimum book net worth and monthly minimum earnings before taxes, and it limits Digital Angel Corporation's capital expenditures during 2002 and 2003. Any breach of the financial covenants by Digital Angel Corporation will constitute an event of default under the line of credit. As of December 31, 2002, Digital Angel Corporation was not in compliance with the minimum book net worth and monthly minimum earnings before taxes covenants. Digital Angel Corporation has obtained a waiver of these covenant violations from Wells Fargo.


------------------------------------------------------------------------------
                                                                     Page F-32

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         The scheduled payments due based on maturities of long-term debt and amounts subject to acceleration at December 31, 2002 are as follows:

                 YEAR                           AMOUNT
                 ----                           ------
                 2003                          $81,879
                 2004                            1,012
                 2005                               53
                 2006                               54
                 2007                               59
              Thereafter                         2,168
                                               -------
                                               $85,225
                                               =======

         Interest expense on the long and short-term notes payable amounted to $17.5 million, $8.6 million, and $5.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

         The weighted average interest rate was 21% and 7.3% for the years ended December 31, 2002 and 2001, respectively.

         Certain of the Company's subsidiaries included in discontinued operations also have notes payable and long-term debt as follows:

                                                                                           2002             2001
                                                                                     -----------------------------
         Revolving credit line - IBM Credit, collateralized by all domestic assets of the Company and a pledge of the stock of the Company's subsidiaries, bearing interest at the base rate as announced by the
         Toronto-Dominion Bank of Canada plus 1.17% in 2000, due in May 2002.
         Amounts paid in full upon sale of the discontinued Canadian subsidiary
         in January 2002                                                               $     --         $  3,373

         Term Loan - IBM Credit, collateralized by all Canadian assets of the
         Company and a pledge of two-thirds of the stock of the Company's
         Ground Effects, Ltd. subsidiary, bearing interest at the base rate as announced by the Toronto-Dominion Bank of Canada plus 1.17% in 2000, payable in quarterly principal installments of $113 plus interest, due in May 2002. Amounts paid in full upon sale of the discontinued
         Canadian subsidiary in January 2002                                                 --            1,570

         Term loans, other                                                                   --               59

         Capital lease obligations                                                           26               38
         ---------------------------------------------------------------------------------------------------------
                                                                                             26            5,040
         Less: Current maturities                                                            26            5,040
         ---------------------------------------------------------------------------------------------------------

                                                                                       $     --         $     --
         =========================================================================================================

         The obligations to IBM Credit noted above, were repaid in connection with the sale of Ground Effects, Ltd, which was sold on January 31, 2002.


    11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         CASH AND CASH EQUIVALENTS

         The carrying amount approximates fair value because of the short maturity of those instruments.

------------------------------------------------------------------------------
                                                                     Page F-33

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

         LONG-TERM DEBT

         Due to the current default and resulting Forbearance Agreement with respect to the IBM debt, it is not practicable to determine the fair value of the Company's Long-Term Debt.

         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         The carrying amount approximates fair value.


    12.  REDEEMABLE PREFERRED SHARES - SERIES C

         On October 26, 2000, the Company issued 26,000 shares of Series C convertible preferred stock to a select group of institutional investors in a private placement. The stated value of the preferred stock was $1,000 per share, or an aggregate of $26.0 million, and the purchase price of the preferred stock and the related warrants and options was an aggregate of $20.0 million. The preferred stock was convertible into shares of the Company's common stock at various conversion rates.

         The proceeds upon issuance were allocated to the preferred stock, the warrants and the option based upon their relative fair values. The value assigned to the warrants and option increased the discount on preferred stock, as follows:

         Face value of preferred stock                      $26,000
         Discount on preferred stock                         (6,000)
         Relative fair value of warrants                       (627)
         Relative fair value of option                       (5,180)
                                                            -------

         Relative fair value of preferred shares            $14,193
                                                            =======

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

         The holders of the preferred stock also received 0.8 million warrants to purchase up to 0.8 million shares of the Company's common stock. The warrants expire in October 2005. At December 31, 2002, the exercise price was

------------------------------------------------------------------------------
                                                                     Page F-34

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         $4.66 per share, subject to adjustment for various events, including the issuance of shares of common stock, or options or other rights to acquire common stock, at an issuance price lower than the exercise price under the warrants. The exercise price may be paid in cash, in shares of common stock or by surrendering warrants. See Note 13 for the valuation and related assumptions.

         OPTION TO ACQUIRE ADDITIONAL PREFERRED STOCK

         The investors had the option to purchase up to an additional $26.0 million in stated value of Series C convertible preferred stock and warrants with an initial conversion price of $5.00 per share, for an aggregate purchase price of $20.0 million, at any time up to ten months following the effective date of the Company's registration statement relating to the common stock issuable on conversion of the initial series of the preferred stock. The additional preferred stock would have had the same preferences, qualifications and rights as the initial preferred stock. The fair value of the option was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of .40% and a risk free interest rate of 5.5%. The investors elected not to exercise the option and it expired on February 24, 2002. Upon expiration, the value of the options was reclassified to Additional Paid-in-Capital.


    13.  PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY

         PREFERRED SHARES

         The Company has authorized 5 million shares of preferred stock, $10.00 par value, to be issued from time to time on such terms as is specified by the board of directors. At December 31, 2002, no preferred shares were issued or outstanding.

         WARRANTS

         The Company has issued warrants convertible into shares of common stock for consideration, as follows (in thousands, except exercise price):

                                                                   BALANCE
         CLASS OF                                                DECEMBER 31,  EXERCISE       DATE OF           EXERCISABLE
         WARRANTS        AUTHORIZED  ISSUED EXERCISED  EXPIRED      2002        PRICE          ISSUE              PERIOD
         --------        ----------  ------ ---------  -------      ----        -----          -----              ------
         Class P             520      520      480        40           --          3.00    September 1997     5 years
         Class S             600      600      223        --          377          2.00    April 1998         5 years
         Class U             250      250       --        --          250          8.38    November 1998      5 years
         Class V             828      828      429       399           --     .67 -3.32    September 2000     Up to 2.2 years
         Class W             800      800       --        --          800          4.66    October 2000       5 years
         Class X           2,895    2,895       --        --        2,895          0.15    April 2001         5 years
         Class Y           2,895    2,895       --        --        2,895          0.15    August 2002        5 years
                           -----    -----    -----       ---        -----
                           8,788    8,788    1,132       439        7,217
                           =====    =====    =====       ===        =====

         Warrants in classes P through U were issued at the then-current market value of the common stock in consideration for investment banking services provided to the Company.

         Class V warrants were issued in connection with the merger of the Company's wholly owned subsidiary, Digital Angel.net, Inc. into Destron Fearing. These warrants were valued at $1.7 million and included as part of the initial purchase price.

         Class W warrants were issued in connection with the Series C preferred stock issuance. These warrants were valued at $0.6 million, and were recorded as a discount on the preferred stock at issuance.

         Class X warrants were issued to IBM Credit Corporation in connection with an "Acknowledgement, Waiver and Amendment No. 1 to the Second Amended and Restated Term and Revolving Credit Agreement" with IBM Credit. The warrants were valued at $1.9 million. The fair value of the warrants were reflected as deferred financing fees and were amortized as interest expense. Under the terms of the IBM Credit Agreement, which became effective on

------------------------------------------------------------------------------
                                                                     Page F-35

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         March 27, 2002, these warrants were re-priced from an exercise price of $1.25 per share to an exercise price of $0.15 per share. The re-priced warrants were valued at $1.0 million.

         Class Y warrants were issued to IBM Credit Corporation in connection with the IBM Credit Agreement. The warrants were valued at $1.3 million. The fair value of the warrants were reflected as deferred financing fees and are being amortized as interest expense.

         The valuation of warrants utilized the following assumptions in the Black-Scholes model:

         WARRANT SERIES        DIVIDEND YIELD        VOLATILITY       EXPECTED LIVES (YRS.)         RISK FREE RATES
         --------------        --------------        ----------       ---------------------         ---------------

         P                           0%                44.03%                 1.69                        8.5%

         S & U                       0%                43.69%                 1.69                        8.5%

         V                           0%                43.41%                 0.10                        6.4%

         W                           0%                43.41%                 1.69                        6.4%

         X (initial grant)           0%                53.32%                 5.0                         4.6%

         X (re-pricing)              0%                68.75%                 4.0                         4.4%

         Y                           0%                68.75%                 5.0                         3.3%

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

         Under the Option Plan, options for 10 million common shares were authorized for issuance to certain officers and employees of the Company as of December 31, 2002, of which 9.8 million have been issued through December 31, 2002. The options may not be exercised until one to three years after the options have been granted, and are exercisable for a period of five years.

         Under the Flexible Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights (SARs) or Performance Shares may be granted to certain officers and employees of the Company is 36.0 million as of December 31, 2002, of which
         35.9 million options have been issued through December 31, 2002. Some of the options may not be exercised until one to three years after the options have been granted, and are exercisable over a period of five years.

         Under the Employee Plan, the Plan authorized the grant of options to the employees to purchase 1.6 million shares of common stock as of December 31, 2002, of which 1.4 million options have been issued through December 31, 2002. The Plan provides for the grant of incentive stock options, as defined in the Internal Revenue Code, and non-incentive options. The Plan has been discontinued with respect to any future grant of options.

         Under the Director Plan, the Plan authorized the grant of options to the nonemployee directors to purchase shares of common stock. As of December 31, 2002, 0.5 million options have been granted of which 0.3 million options have been issued through December 31, 2002. The Plan has been discontinued with respect to any future grant of options.

------------------------------------------------------------------------------
                                                                     Page F-36

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         A summary of stock option activity for 2002, 2001 and 2000 is as follows (in thousands, except weighted average exercise price):

                                                2002                   2001                    2000
                                        --------------------   --------------------   --------------------
                                                   WEIGHTED-              WEIGHTED-              WEIGHTED-
                                        NUMBER      AVERAGE    NUMBER      AVERAGE    NUMBER      AVERAGE
                                          OF       EXERCISE      OF       EXERCISE      OF       EXERCISE
                                        OPTIONS      PRICE     OPTIONS      PRICE     OPTIONS      PRICE
                                        -------    ---------   -------    ---------   -------    ---------
         Outstanding on January 1       30,230     $  0.76     22,457     $  2.87     12,172      $ 3.01
         Granted                        10,126         .32     12,287         .33     13,725        2.76
         Exercised                      (6,290)        .23     (2,369)        .15     (3,257)       2.89
         Forfeited                         (27)       1.09     (2,145)        .88       (183)       3.28
                                        ------     -------     ------     -------     ------      ------
         Outstanding on December 31     34,039        0.71     30,230         .76(1)  22,457        2.87
                                        ------     -------     ------     -------     ------      ------

         Exercisable on December 31     23,721        0.87     19,999         .99(1)  11,821        2.87
                                        ------     -------     ------     -------     ------      ------

         Shares available on
           December 31 for options
           that may be granted             283                  2,043                 12,878
                                        ------                 ------                 ------

         --------
         (1) Options to acquire 19.3 million shares of the Company's common stock were re-priced during 2001.
             See Note 14.

         The following table summarizes information about stock options at December 31, 2002 (in thousands, except weighted average exercise price):

                                         OUTSTANDING STOCK OPTIONS                  EXERCISABLE STOCK OPTIONS
                                 ------------------------------------------         -------------------------
                                                 WEIGHTED-
                                                  AVERAGE         WEIGHTED-                         WEIGHTED-
                                                 REMAINING         AVERAGE                           AVERAGE
            RANGE OF                            CONTRACTUAL       EXERCISE                          EXERCISE
         EXERCISE PRICES         SHARES            LIFE             PRICE            SHARES            PRICE
         ---------------         ------            ----             -----            ------            -----
         $0.01 to $1.00           27,100            4.20           $   0.24          16,986          $   0.20
         $1.01 to $2.00            1,614            4.00               1.47           1,505              1.49
         $2.01 to $3.00            4,037            2.90               2.51           4,037              2.51
         $3.01 to $4.00              791            2.60               3.53             700              3.56
         $4.01 to $5.00              307            2.20               4.45             306              4.45
         $5.01 to $8.00              190            2.50               5.59             187              5.56
                                  ------                           --------          ------          --------
         $0.01 to $8.00           34,039                           $   0.71          23,721          $   0.87
                                  ======                           ========          ======          ========

         The number of options granted for the year ended December 31, 2000 includes 1,903 stock options acquired in conjunction with the Destron Fearing acquisition.

         In addition to the above options, certain wholly-owned subsidiaries of the Company have issued options to various employees, officers and directors. Information pertaining to options granted by Digital Angel Corporation is as follows:

         During 1999, Digital Angel Corporation adopted a non-qualified stock option plan (the "Stock Option Plan"). In connection with the merger with MAS, Digital Angel Corporation assumed the options granted under the Stock Option Plan under its Amended and Restated Digital Angel Corporation Transition Stock Option Plan ("DAC Stock Option Plan"). As amended, the DAC Stock Option Plan provides 11,195,000 shares of common stock for which options may be granted. As of December 31, 2002, options to purchase 7,816,000 shares were outstanding and 2,137,000 shares were available for the grant of options under the DAC Stock Option Plan. The options vest as determined by Digital Angel Corporation's Board of Directors and are exercisable for a period of no more than ten years.

         Under MAS's nonqualified stock option plan (the "MAS Stock Option Plan") options may be granted at or below the fair market value of the stock and have five and 10 year lives. Options granted to certain individuals vest ratably over three years. As of December 31, 2002 options to purchase 1,150,000 shares were outstanding and 233,000 shares were available for the grant of options under the plan. The MAS Stock Option Plan provides for 1,650,000 shares of common stock for which options may be granted.

         A summary of stock option activity for the aforementioned plans for 2002 is as follows (in thousands, except weighted average exercise price data):

                                                    2002
                                            --------------------
                                                       WEIGHTED-
                                                        AVERAGE
                                                       EXERCISE
                                             SHARES      PRICE
                                            -------    ---------
         Outstanding on January 1            5,148     $  0.44
         Granted                             3,910        3.39
         Assumed in MAS Acquisition          1,211        4.23
         Exercised                          (2,452)       0.25
         Forfeited                              (1)      10.00
                                            ------
         Outstanding on December 31          7,816        2.56
                                            ------

         Exercisable on December 31          3,893        1.70
                                            ======

         Shares available for grant
           on December 31                    2,370          --
                                            ======

         The following table summarizes information about Digital Angel Corporation's stock options at December 31, 2002 (in thousands, except weighted average exercise price data):

                                         OUTSTANDING STOCK OPTIONS                  EXERCISABLE STOCK OPTIONS
                                 ------------------------------------------         -------------------------
                                                 WEIGHTED-
                                                  AVERAGE         WEIGHTED-                         WEIGHTED-
                                                 REMAINING         AVERAGE                           AVERAGE
                                                CONTRACTUAL       EXERCISE                          EXERCISE
         RANGE OF EXERCISE       SHARES            LIFE             PRICE            SHARES            PRICE
         -----------------       ------            ----             -----            ------            -----
         $0.01 to $2.00            2,898            7.31           $   0.60           2,898          $   0.60
         $2.01 to $4.00            4,214            9,40               3.43             304              3.90
         $4.01 to $6.00              550            8.11               4.15             550              4.15
         $6.01 to $8.00               --              --                 --              --                --
         $8.01 to $10.00             154            7.31              10.00             141             10.00
                                   -----                           --------           -----          --------
                                   7,816            8.49           $   2.56           3,893          $   1.70
                                   =====                           ========           =====          ========

------------------------------------------------------------------------------
                                                                     Page F-37

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         QUALIFIED EMPLOYEE STOCK PURCHASE PLAN

         During 1999, the Company adopted a non-compensatory, qualified Employee Stock Purchase Plan (the Stock Purchase Plan). Under the Stock Purchase Plan, options are granted at an exercise price of the lesser of 85% of the fair market value on the date of grant or 85% of the fair market value on the exercise date. Under the Stock Purchase Plan, options for 9.0 million common shares were authorized for issuance to substantially all full-time employees of the Company, of which 2.1 million shares have been issued and exercised through December 31, 2002. Each participant's options to purchase shares will be automatically exercised for the participant on the exercise dates determined by the board of directors.

     14. NON-CASH COMPENSATION EXPENSE ASSOCIATED WITH OPTIONS AND NOTES RECEIVABLE FOR STOCK ISSUANCES

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

         In addition, the Company incurred approximately $0.7 million and $5.3 million of non-cash compensation expense during 2002 and 2001, respectively, due primarily to re-pricing 19.3 million stock options during 2001. The re-priced options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and, accordingly, fluctuations in the Company's common stock price result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expired. This non-cash charge is reflected in the condensed consolidated statement of operations in selling, general and administrative expenses.

         During 2002, the Company incurred approximately $4.1 million for charges to increase valuation reserves associated with the uncollectibility of notes receivable for stock issuances of which $3.8 million related to notes receivable for stock issuances to directors and officers held in escrow by the Company.


    15.  ASSET IMPAIRMENT

         Asset impairment during the years ended December 31, 2002, 2001 and 2000 was:

                                                          2002           2001            2000
                                                          ----           ----            ----
                                                               (AMOUNTS IN THOUSANDS)
         Goodwill:
           Advanced Technology                          $    --       $30,453          $   --
           Digital Angel Corporation                     62,185           726              --
           Syscomm                                           --            --              --
           All Other                                         --        32,427             818
                                                        -------       -------           -----
                Total goodwill                           62,185        63,606             818
         Property and equipment                           6,860         2,372              --
         Investment in ATEC and Burling stock                --            --           5,565
         Software and other                                 337         5,741              --
                                                        -------       -------          ------
                                                        $69,382       $71,719          $6,383
                                                        =======       =======          ======

------------------------------------------------------------------------------
                                                                     Page F-38

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         As of December 31, 2002, the net book value of the Company's goodwill was $67.8 million. There was no impairment of goodwill upon the adoption of FAS 142 on January 1, 2002. However, based upon the Company's annual review for impairment during the fourth quarter of 2002, the Company recorded an impairment charge of $62.2 million associated with its Digital Angel Corporation segment. The impairment relates to the goodwill associated with the acquisition of MAS in March 2002, and to Digital Angel Corporation's Wireless and Monitoring segment. Future goodwill impairment reviews may result in additional periodic write-downs. In addition, Digital Angel Corporation impaired $6.4 million of software associated with its Wireless and Monitoring segment. As of December 31, 2002, Digital Angel Corporation's Wireless and Monitoring segment has not recorded any significant revenues from its Digital Angel product, and therefore, it was determined that the goodwill and software were impaired.

         As a result of the economic slowdown during 2001, the Company experienced deteriorating sales for certain of its businesses. In addition, management concluded that a full transition to an advanced technology company required the sale or closure of all units that did not fit into the Company's new business model or were not cash-flow positive. This resulted in the shut down of several of its businesses during the third and fourth quarters of 2001 and the first quarter of 2002. Also, letters of intent that the Company had received during the last half of 2001 and the first quarter of 2002 related to the sales of certain of its businesses indicated a decline in their fair values. The sales of these businesses did not comprise the sale of an entire business segment. Based upon these developments, the Company reassessed its future expected operating cash flows and business valuations and at December 31, 2001, the Company performed undiscounted cash flows analyses by business unit to determine if an impairment existed. For purposes of these analyses, earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow. When an impairment was determined to exist, any related impairment loss was calculated based on fair value. Fair value was determined based on discounted cash flows. The discount rate utilized by the Company was the rate of return expected from the market or the rate of return for a similar investment with similar risks. This reassessment resulted in the asset impairments listed above during 2001.

         As a result of the restructuring and revision to the Company's business model, the plan to implement an enterprise wide software system purchased in 2000 was discontinued, and accordingly, the cost of the software was expensed in 2002 and 2001.

         In addition to the impairments above, during 2002 and 2001, the Company recorded inventory reserves of $1.4 million and $4.0 million, respectively and bad debt reserves of $1.3 million and $25.7 million, respectively. The inventory reserves are included in the Company's financial statements in cost of products and the bad debt reserves are included in selling, general and administrative expense.

         During the fourth quarter of 2000, the Company reviewed its goodwill and certain other investments for impairment and concluded that certain assets were impaired. At December 31, 2000, the Company recorded a charge of $6.4 million for permanent impairment. The Company acquired a 16% interest in ATEC Group, Inc. as of October 27, 2000. The Company issued 2,077,150 shares of its stock in exchange for its investment in ATEC. As of October 27, 2000 the Company's investment in ATEC was valued at $7.2 million. Due to a continued decline in the value of ATEC's common stock from October 27, 2000 to December 31, 2001, the Company determined its investment in ATEC had experienced a decline in value that was other than temporary. As such, the Company reduced the value of its investment in ATEC by $3.6 million. On March 1, 2001, the Company rescinded the stock purchase transaction in accordance with the rescission provision in the ATEC common stock purchase agreement in consideration of a $1.0 million termination fee which was payable through the issuance of the Company's common stock.


    16.  LOSS/GAIN ON SALES OF SUBSIDIARIES AND BUSINESS ASSETS

         The gain (loss) on sale of subsidiaries and business assets reported in continuing operations was $0.1 million, $(6.1) million, and $0.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The loss of $6.1 million for 2001 was due to sales of the business assets of the Company's wholly-owned subsidiaries as follows: ADS Retail Inc., Signal Processors, Limited, ACT Wireless Corp. and our ATI Communications companies. In addition, the Company sold its 85% ownership interest in Atlantic Systems, Inc. (ASI). Proceeds from the sales were $3.5 million and were used primarily to repay debt.

         See Note 18 for a discussion of dispositions related to Discontinued Operations companies.

------------------------------------------------------------------------------
                                                                     Page F-39

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    17.  INCOME TAXES

         The provision (benefit) for income taxes consists of:

                                                            2002            2001            2000
                                                         ------------------------------------------
         Current:
           United States at statutory rates                 $392         $    --         $(1,675)
           International                                       3              --              --
           Current taxes covered by net operating
             loss                                             --            (565)             --
         ------------------------------------------------------------------------------------------
           Current income tax provision (credit)             395            (565)         (1,675)
         ------------------------------------------------------------------------------------------
         Deferred:
           United States                                     (69)         21,484          (3,005)
           International                                      --             (49)           (360)
         ------------------------------------------------------------------------------------------
           Deferred income taxes provision (credit)          (69)         21,435          (3,365)
         ------------------------------------------------------------------------------------------

                                                            $326         $20,870         $(5,040)
         ==========================================================================================

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                                            2002           2001
                                                                      ----------------------------
         Deferred Tax Assets:
         Liabilities and reserves                                       $  6,000        $  6,511
         Stock-based compensation                                          7,779             118
         Property and equipment                                            2,115              --
         Net operating loss carryforwards                                 80,222          67,842
         -----------------------------------------------------------------------------------------
         Gross deferred tax assets                                        96,136          74,471
         Valuation allowance                                             (93,214)        (66,932)
         -----------------------------------------------------------------------------------------
                                                                           2,922           7,539
         -----------------------------------------------------------------------------------------
         Deferred Tax Liabilities:
         Accounts receivable                                                 366             359
         Installment sales                                                 1,151           4,866
         Property and equipment                                               --             730
         Intangible assets                                                   169             417
         -----------------------------------------------------------------------------------------
                                                                           1,686           6,372
         -----------------------------------------------------------------------------------------

         Net Deferred Tax Asset                                         $  1,236        $  1,167
         =========================================================================================

         The current and long-term components of the deferred tax asset are as follows:

                                                                            2002            2001
                                                                      ----------------------------

         Current deferred tax asset                                       $   13          $  171
         Long-term deferred tax asset                                      1,223             996
         -----------------------------------------------------------------------------------------

                                                                          $1,236          $1,167
         =========================================================================================

         The valuation allowance for deferred tax asset increased by $26.3 million and $51.1 million in 2002 and 2001, respectively, due mainly to the generation of net operating losses. The valuation allowance was provided for net deferred tax assets that exceeded the Company's available carryback and the level of existing deferred tax liabilities and projected pre-tax income. The deferred tax asset of $1.2 million and $1.2 million at December 31, 2002 and 2001, respectively, relates entirely to the Company's 53% interest in SysComm International Corporation subsidiary, which files a separate federal income tax return.

         The ability of the Company to utilize its net operating losses in future years may be limited in accordance with the provisions of
         Section 382 of the Internal Revenue Code.

------------------------------------------------------------------------------
                                                                     Page F-40

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Approximate domestic and international loss from continuing operations before provision for income taxes consists of:

                                               2002               2001               2000
                                           -------------------------------------------------

         Domestic                           $(126,764)         $(168,017)         $(32,661)
         International                           (513)            (9,589)           (1,324)
         -----------------------------------------------------------------------------------

                                            $(127,277)         $(177,606)         $(33,985)
         ===================================================================================

         At December 31, 2002, the Company had aggregate net operating loss carryforwards of approximately $194.0 million for income tax purposes that expire in various amounts through 2022. Approximately $9.0 million of the net operating loss carryforwards were acquired in connection with various acquisitions and are limited as to use in any particular year based on Internal Revenue Code sections related to separate return year and change of ownership restrictions. Digital Angel Corporation and SysComm International Corporation file separate federal income tax returns. Of the aggregate net operating loss carryforwards, $17.0 million and $4.0 million relate to Digital Angel Corporation and SysComm International Corporation, respectively. These net operating loss carryforwards are available to only offset future taxable income of those companies.

         The reconciliation of the effective tax rate with the statutory federal income tax benefit rate is as follows:

                                                          2002           2001          2000
                                                         ------------------------------------
                                                             %              %             %
                                                         ------------------------------------

         Statutory benefit rate                             34             34            34
         Nondeductible goodwill amortization/impairment    (17)           (17)           (8)
         State income taxes, net of federal benefits        --             --             7
         International tax rates different from the
           the statutory US federal rate                    --             (2)           --
         Change in deferred tax asset valuation
            Allowance                                      (20)           (30)          (16)
         Other                                               3              3            (2)
---------------------------------------------------------------------------------------------

                                                            --            (12)           15
=============================================================================================

    18.  DISCONTINUED OPERATIONS

         On March 1, 2001, the Company's Board approved a plan to offer for sale its IntelleSale business segment and several other noncore businesses. Accordingly, these operating results have been reclassified and reported as discontinued operations for all periods presented. The plan of disposal anticipated that these entities would be sold or closed within 12 months from March 1, 2001, the defined "measurement date".

         As of March 31, 2003, the Company has sold or closed all of the businesses comprising Discontinued Operations, except one. This Company had revenue and net loss for the year ended December 31, 2002 of $0.7 million and $0.2 million, respectively. The Company anticipates selling or closing this remaining business in the next several months. Proceeds from the sale of Discontinued Operations companies were used to repay amounts outstanding under the IBM Credit Agreement. Any additional proceeds on the sale of the remaining business will also be used to repay debt.


         The following discloses the results of the discontinued operations for the period January 1, 2001 to March 1, 2001 and the years ended December 31, 2000:

------------------------------------------------------------------------------
                                                                     Page F-41

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                                      YEAR ENDED
                                                                 JANUARY 1, 2001     DECEMBER 31,
                                                                       TO            ------------
                                                                  MARCH 1, 2001          2000
                                                                  -------------          ----
         Product revenue                                             $ 13,039         $  137,901
         Service revenue                                                  846              6,826
                                                                     --------         ----------
         Total revenue                                                 13,885            144,727
                                                                     --------         ----------
         Cost of products sold                                         10,499            137,824
         Cost of services sold                                            259              5,315
                                                                     --------         ----------
           Total cost of products and services sold                    10,758            143,139
         Gross profit                                                   3,127              1,588
         Selling, general and administrative expenses                   2,534             40,697
         Gain on sale of subsidiaries                                      --             (4,617)
         Depreciation and amortization                                    264              4,217
         Interest, net                                                     29                187
         Impairment of assets                                              --             50,219
         (Benefit) provision for income taxes                              34            (13,614)
         Minority interest                                                 53                201
                                                                     --------         ----------
           Income (loss) income from discontinued operations         $    213         $  (75,702)
                                                                     ========         ==========

         The above results do not include any allocated or common overhead expenses. Included in Interest, net, above are interest charges based on the debt of one of these businesses. This debt was repaid when the business was sold on January 31, 2002.

         Assets and liabilities of discontinued operations are as follows at December 31:

                                                                                           2002             2001
                                                                                           ----             ----
         Current Assets
            Cash and cash equivalents                                                   $    66          $    --
            Accounts receivable and unbilled receivables                                    167            5,745
            Inventories                                                                      38            4,430
            Notes receivable                                                                 --               --
            Prepaid expenses and other current assets                                        --              291
                                                                                        -------          -------
         Total Current Assets                                                               271           10,466

         Property and equipment, net                                                         56            3,553
         Notes receivable                                                                    --              242
                                                                                        -------          -------
                                                                                        $   327          $14,261
                                                                                        =======          =======

         Current Liabilities
            Notes payable and current maturities of long-term debt                      $    26          $ 5,040
            Accounts payable                                                              4,189            8,670
            Accrued expenses                                                              5,334            9,610
                                                                                        -------          -------
         Total Current Liabilities                                                        9,549           23,320

         Minority interest                                                                  146              401
                                                                                        -------          -------
                                                                                          9,695           23,721
                                                                                        -------          -------

         Net (Liabilities) Assets Of Discontinued Operations                            $(9,368)         $(9,640)
                                                                                        =======          =======

         Provision for operating losses and carrying costs during the phase-out period included the estimated loss on sale of the business units as well as operating and other disposal costs incurred in selling the businesses. Carrying costs includes the cancellation of facility leases, employment contract buyouts, sales tax liabilities and reserves for certain legal expenses related to on-going litigation.

------------------------------------------------------------------------------
                                                                     Page F-42

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         During 2002 and 2001, Discontinued Operations incurred a change in estimated loss on disposal and operating losses and carrying costs accrued on the measurement date of $(1.4) million and $16.7 million, respectively. The primary reason for the reduction in estimated losses for 2002 was due to the settlement of litigation for an amount less than previously anticipated. The primary reasons for the excess losses in 2001 were due to inventory write-downs during the second quarter of 2001, a decrease in estimated sales proceeds as certain of the businesses were closed in the second and third quarters of 2001, an increase is legal expenses related to on-going litigation, additional sales tax liabilities and additional facility lease costs. The business closures in 2001 were the result of a combination of the deteriorating market condition for the technology sector as well as the Company's strategic decision to reallocate funding to our core businesses.

         Effective May 10, 2001, the Company sold its 80% ownership interest in Innovative Vacuum Solutions, Inc. (IVS) for $1.4 million, or $0.2 million less than the estimated proceeds at December 31, 2000. On October 1, 2001, the Company sold 100% of the stock of its wholly-owned subsidiary, Hopper Manufacturing Co., Inc. (Hopper) and on November 29, 2001, the Company sold substantially all of the business assets of GDB Software Services, Inc. (GDB). The sales proceeds for Hopper and GDB approximated the estimated proceeds of $0.6 million. In addition, in November 2001, the Company ceased operations for all of its Intellesale companies. On January 31, 2002, the Company sold its 85% ownership interest in its Canadian subsidiary, Ground Effects, Ltd. The sales proceeds were $1.6 million plus the repayment of the Canadian portion of the IBM debt, which resulted in an additional loss above the estimated loss on the measurement date of $1.2 million. On May 23, 2002, the Company sold certain business assets of U.S. Electrical Products Corp. for $0.1 million, which resulted in an additional loss above the estimate loss on the measurement date of $0.2 million.

         The Company does not anticipate a further loss on sale of the remaining business comprising Discontinued Operations. However, actual losses could differ from our estimates and any adjustments will be reflected in the Company's future financial statements. During the years ended December 31, 2002, 2001 and 2000, the estimated amounts recorded were as follows:


         --------------------------------------------------------------------------------------
                                                               YEAR ENDED DECEMBER 31,
                                                          2002            2001           2000
                                                          ----            ----           ----
                                                               (amounts in thousands)
         Operating losses and estimated loss on the
           sale of business units                      $   684         $13,010        $ 1,619
         Carrying Costs                                 (2,104)          3,685          6,954
         Less: Benefit for income taxes                     --              --         (1,307)
                                                     ------------------------------------------
                                                       $(1,420)        $16,695        $ 7,266
                                                     ==========================================

------------------------------------------------------------------------------
                                                                     Page F-43

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The following table sets forth the roll forward of the liabilities for operating losses and carrying costs from December 31, 2000 through December 31, 2002. The additions represent changes in the estimated loss on sale or closure and actual losses in excess of estimated operating losses and carrying costs during the phase out period:

                                            BALANCE                                              BALANCE
                                          DECEMBER 31,                                         DECEMBER 31,
                TYPE OF COST                 2000            ADDITIONS      DEDUCTIONS            2001
                ------------                 ----            ---------      ----------            ----
         Operating losses and
            estimated loss on sale        $    1,619        $   13,010      $   13,456         $    1,173
         Carrying costs                        6,954             3,685           3,421              7,218
                                          ----------        ----------      ----------         ----------
         Total                            $    8,573        $   16,695      $   16,877         $    8,391
                                          ==========        ==========      ==========         ==========
                                            BALANCE                                              BALANCE
                                          DECEMBER 31,                                         DECEMBER 31,
                TYPE OF COST                 2001            ADDITIONS      DEDUCTIONS            2002
                ------------                 ----            ---------      ----------            ----
         Operating losses and
            estimated loss on sale        $    1,173        $      684      $    1,857         $       --
         Carrying costs(1)                     7,218            (2,104)            206              4,908
                                          ----------        ----------      ----------         ----------
         Total                            $    8,391        $   (1,420)     $    2,063         $    4,908
                                          ==========        ==========      ==========         ==========

         ----------
         (1) Carrying costs at December 31, 2002, include all estimated costs to dispose of the discontinued businesses including $2.0 million for future lease commitments, $1.8 million for severance and employment contract settlements, $1.0 million for sales tax liabilities and $0.1 million for litigation settlement.

         Included in Discontinued Operations for 2000 is an IntelleSale pre-tax charge of $17.0 million recorded in the second quarter of 2000. This charge was comprised of an inventory reserve of $8.5 million for products IntelleSale expected to sell below cost (included in cost of goods and services sold), $5.5 million related to specific accounts and other receivables, and $3.0 million related to fees and expenses incurred in connection with IntelleSale's cancelled initial public offering and certain other intangible assets.

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

------------------------------------------------------------------------------
                                                                     Page F-44

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    20.  EARNINGS (LOSS) PER SHARE

         A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows:

                                                                                   2002           2001          2000
                                                                                   ----           ----          ----
         NUMERATOR:
            Loss from continuing operations                                    $(113,905)     $(198,086)     $ (29,174)
            Preferred stock dividends                                                 --         (1,147)          (191)
            Accretion of beneficial conversion feature
               of redeemable preferred stock                                          --         (9,392)        (3,857)
                                                                               ---------      ---------      ---------

         Numerator for basic earnings per share -
            Loss from continuing operations available to common
               stockholders                                                     (113,905)      (208,625)       (33,222)
            Net income (loss) from discontinued operations available to
               common stockholders                                                 1,420        (16,482)       (82,968)
            Extraordinary gain                                                        --          9,465             --
                                                                               ---------      ---------      ---------

            Net (loss) available to common stockholders                         (112,485)      (215,642)      (116,190)

         Effect of dilutive securities:
            Preferred stock dividends                                                 --             --             --
            Accretion of beneficial conversion feature of redeemable
               preferred stock                                                        --             --             --
                                                                               ---------      ---------      ---------

         Numerator for diluted earnings per share -
            Net income (loss) available to common stockholders                 $(112,485)     $(215,642)     $(116,190)
                                                                               =========      =========      =========

         DENOMINATOR:
            Denominator for basic and diluted earnings per
               share - weighted-average shares outstanding (1)                   269,232        170,009         63,825
                                                                               ---------      ---------      ---------

         EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
            Continuing operations                                              $   (0.42)     $   (1.23)     $    (.52)
            Discontinued operations                                                   --           (.10)         (1.30)
            Extraordinary gain (loss)                                                 --           0.06             --
                                                                               =========      =========      =========
         TOTAL - BASIC AND DILUTED                                             $   (0.42)     $   (1.27)     $   (1.82)
                                                                               =========      =========      =========

         --------
         (1) The weighted average shares listed below were not included in the computation of diluted loss per share for the year ended December 31, 2002, 2001 and 2000 because to do so would have been anti-dilutive.

                                                    2002       2001         2000
                                                    ----       ----         ----
         Redeemable preferred stock                   --    140,768          617
         Warrants                                  2,950         --          301
         Employee stock options                   15,399      4,173        2,741
                                                  ------    -------        -----
                                                  18,349    144,941        3,659
                                                  ======    =======        =====


------------------------------------------------------------------------------
                                                                     Page F-45

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    21.  COMMITMENTS AND CONTINGENCIES

         Rentals of space, vehicles, and office equipment under operating leases amounted to approximately $2.0 million, $3.5 million and $2.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

         The approximate minimum payments required under operating leases and employment contracts that have initial or remaining terms in excess of one year at December 31, 2002 are as follows (in thousands):

                                                     MINIMUM        EMPLOYMENT
                     YEAR                    RENTAL PAYMENTS         CONTRACTS
                     ------------------------------------------------------------

                     2003                           $  1,385           $ 2,483
                     2004                              1,061             1,404
                     2005                                696               789
                     2006                                427               671
                     2007                                357                51
                     Thereafter                       11,113                --
                     ------------------------------------------------------------

                                                    $ 15,039           $ 5,398
                     ============================================================

         The Company has entered into employment contracts with key officers and employees of the Company. The agreements are for periods ranging from one to five years through February 2007. Some of the employment contracts also call for bonus arrangements based on earnings of a particular subsidiary. The Company recorded $0.5 million associated with these bonus arrangements during 2002.

         On March 24, 2003, the Company terminated its employment agreements with two of its executive officers. The terms of the IBM Credit Agreement limited the amount of salary the Company could pay these executive officers in cash and prevented the Company from making certain cash incentive and perquisite payments to these executive officers. These terminations are more fully discussed in Note 27.

         Effective December 31, 2001, one of the Company's directors, who had previously been an executive officer of the Company, retired and resigned from the Board of Directors. As part his termination agreement, the Company agreed to grant him 2.5 million shares of the Company's common stock the value of which was recorded as compensation expense in the year ended December 31, 2001.

         According to the terms of the trust agreement for the Digital Angel Trust, if amounts due IBM Credit by the Company are not paid when due, or if the Company is otherwise in default under the forbearance agreement or IBM Credit Agreement (as more fully discussed in Note 2) and the Company's obligations are accelerated, IBM Credit will have the right to require that the shares of the Digital Angel Corporation common stock held in the Digital Angel Trust be sold to provide funds to satisfy the obligations of the Company to IBM Credit.

         POSSIBLE CONSEQUENCES OF SALES OF THE DIGITAL ANGEL TRUST SHARES

         If we are required to sell the shares held in the Digital Angel Trust for an amount less than our current book value, we would incur a significant non-cash charge and our financial position and operating results would be materially adversely effected.

         In addition, under the terms of the employment agreement dated March 8, 2002, as amended, by and between the Digital Angel Corporation and Randolph K. Geissler (the President and Chief Executive Officer of the Digital Angel Corporation), a "change in control" occurs under that employment agreement if any person becomes the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of securities of the Digital Angel Corporation representing 20% or more of the combined voting power of the then outstanding shares of common stock. Therefore, if the Digital Angel Trust were to sell more than approximately 5.3 million shares of the Digital Angel Corporation common stock, such sale would constitute a change in control under the employment agreement with Mr. Geissler. Upon the occurrence of a change in control, Mr. Geissler, at his sole option and discretion, may terminate his employment with the Digital Angel Corporation at any time within one year after such change in control upon 15 days' notice. In the event of such termination, the

------------------------------------------------------------------------------
                                                                     Page F-46

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         employment agreement provides that the Digital Angel Corporation must pay to Mr. Geissler a severance payment equal to three times the base amount as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended ("Code") minus $1.00 (or a total of approximately $750,000), which would be payable no later than one month after the effective date of Mr. Geissler's termination of employment. In addition, upon the occurrence of a change of control under the employment agreement, all outstanding stock options held by Mr. Geissler would become fully exercisable. As of December 31, 2002, Mr. Geissler owned options to purchase 1.0 million shares for $3.39 per share none of which had vested, which would become exercisable upon the occurrence of such a change in control.

         The employment agreement also provides that upon (i) a change of control, (ii) the termination of Mr. Geissler's employment for any reason other than due to his material default under the employment agreement, or (iii) if he ceases to be the Digital Angel Corporation's President and Chief Executive Officer for any reason other than termination due to his material default under the employment agreement, within 10 days of the occurrence of any such events, the Digital Angel Corporation is to pay to Mr. Geissler $4,000,000. Digital Angel Corporation may pay such amount in cash or in its common stock or with a combination of cash and common stock. The employment agreement also provides that if the $4,000,000 is paid in cash and stock, the amount of cash paid must be sufficient to cover the tax liability associated with such payment, and such payment shall otherwise be structured to maximize tax efficiencies to both the Digital Angel Corporation and Mr. Geissler.

         Also, effective October 30, 2002, the Digital Angel Corporation entered into a Credit and Security Agreement with Wells Fargo. The Credit and Security Agreement provides that a "change in control" under that agreement results in a default. A change in control is defined as either Mr. Geissler ceasing to actively manage the Digital Angel Corporation's day-to-day business activities or the transfer of at least 25% of the outstanding shares of Digital Angel Corporation's. Also, if the Digital Angel Corporation owes Mr. Geissler $4,000,000 under his employment agreement, the obligation would most likely result in a breach of the Digital Angel Corporation's financial covenants under the Credit and Security Agreement. If these defaults occurred and were not waived by Wells Fargo, and if Wells Fargo were to enforce these defaults under the terms of the Credit and Security Agreement and related agreements, Digital Angel Corporation's and the Company's business and financial condition would be materially and adversely affected, and it may force the Digital Angel Corporation to cease operations.

    22.  PROFIT SHARING PLAN

         The Company has a 401(k) Plan for the benefit of eligible United States employees. The Company has made no contributions to the 401(k) Plan.

         The Company's International subsidiaries operate certain defined contribution pension plans. The Company's expense relating to the plans approximated $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

    23.  LEGAL PROCEEDINGS

         The Company is party to various legal proceedings, and accordingly, has recorded $1.7 million reserves in its financial statements at December 31, 2002. In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position or overall trends in results of the Company. The estimate of potential impact on the Company's financial position, overall results of operations or cash flows for the above legal proceedings could change in the future.

         In May 2002, a class action was filed against the Company and one of its directors. Fourteen virtually identical complaints were consolidated into a single action, in re Applied Digital Solutions Litigation, which was filed in the United States District Court for the Southern District of Florida. In March 2003, the Company entered into a memorandum of understanding to settle the pending lawsuit. The settlement of $5.6 million, which is subject to various conditions is expected to be covered by proceeds from insurance.

    24.  SUPPLEMENTAL CASH FLOW INFORMATION

         The changes in operating assets and liabilities are as follows:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------
                                                           2002              2001               2000
                                                           ----              ----               ----
         (Increase) decrease in accounts receivable
            and unbilled receivables                     $ 5,350           $16,020            $(6,359)
         (Increase) decrease in inventories                 (247)            4,090                607
         Decrease in other current assets                  2,453             2,969                843
         Increase in other assets                            361             1,626                 --
         Increase (decrease) in accounts payable,
            accrued expenses and other liabilities         9,249             3,660               (668)
                                                         -------           -------            -------
                                                         $17,166           $28,365            $(5,577)
                                                         =======           =======            =======


------------------------------------------------------------------------------
                                                                     Page F-47

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         In the years ended December 31, 2002, 2001, and 2000, the Company had the following noncash investing and financing activities:

                                                                       2002            2001          2000
                                                                       ----            ----          ----
         Assets acquired for common stock                              $--           $10,201       $168,319
         Due from buyer of divested subsidiary                          --             2,625             --
         Common stock issued for services                               --               207            125
         Assets acquired for long-term debt and capital leases          --                --          2,201
         Common stock issued upon conversion of preferred stock         --            14,550             --

    25.  SEGMENT INFORMATION

         As a result of the merger of pre-merger Digital Angel and MAS, the significant restructuring of the Company's business during the first quarter of 2002 and the Company's emergence as an advanced technology development company, the Company has re-evaluated and realigned its reporting segments. On January 1, 2002, the Company began operating in the three business segments Advanced Technology, Digital Angel Corporation and SysComm International.

         Business units that were part of the Company's continuing operations and that were closed or sold during 2001 and 2002 are reported as All Other.

         The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of the Company's subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporation/Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions. Included in "Corporate/Eliminations" for the year ended December 31, 2002, is a non-cash compensation charge of $18.7 million associated with pre-merger Digital Angel options, which were converted into options to acquire shares of MAS in connection with the merger of pre-merger Digital Angel and MAS.

         Prior to January 1, 2002, the Company's business units were organized into the three segments Applications, Services and Advanced Wireless. Prior period information has been restated to present the Company's reportable segments on a comparative basis.

         Advanced Technology, Digital Angel Corporation and SysComm International's product and services are as follows:

         OPERATING SEGMENT          PRINCIPAL PRODUCTS AND SERVICES
         -----------------          -------------------------------
         Advanced Technology
                                    o Call center solutions
                                    o Customer relationship management
                                    o Website design
                                    o Internet access
                                    o Software development
                                    o Cable/fiber infrastructure
                                    o Miniaturized implantable verification chip
                                    o Miniaturized power generator

         Digital Angel Corporation
                                    o  Animal Applications
                                    o  Wireless and Monitoring
                                    o  GPS and Radio Communications
                                    o  Medical Systems


------------------------------------------------------------------------------
                                                                     Page F-48

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         SysComm International
                                    o  Systems integration
                                    o  Information technology, procurement,
                                       and logistics
                                    o  Technology strategy

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

                                                                          2002 (IN THOUSANDS)
                                         --------------------------------------------------------------------------------------
                                          ADVANCED    DIGITAL ANGEL     SYSCOMM                     CORPORATE AND
                                         TECHNOLOGY    CORPORATION    INTERNATIONAL    ALL OTHER    ELIMINATIONS   CONSOLIDATED
                                         ----------   -------------   -------------    ---------    -------------  ------------
Net revenue from external customers        $41,930      $ 33,561         $22,721        $1,388        $     --       $ 99,600
Intersegment net revenue                        --            70              --            --             (70)            --
                                           -------      --------         -------        ------        --------       --------
Total revenue                              $41,930      $ 33,631         $22,721        $1,388        $    (70)      $ 99,600
                                           =======      ========         =======        ======        ========       ========

Depreciation and amortization              $   569      $  3,638         $   262        $    9        $    295       $  4,773
Asset impairment                                --        68,597              --            --             785         69,382
Interest income                                239           601              45            --           1,471          2,356
Interest expense                               422           303             184           148          16,467         17,524
Loss from continuing operations
  before provision for income taxes,
  minority interest, net loss on
  subsidiary merger transaction,
  and equity in net loss of
  affiliate (1)                               (786)      (76,439)           (422)         (320)        (49,310)      (127,277)
Goodwill, net                               18,212        47,452           2,154            --              --         67,818
Segment assets                              41,404        67,798           9,340         2,753          (4,062)       117,233
Expenditures for property and
  equipment                                    340         1,439              41            --              38          1,858

(1) For Digital Angel Corporation, amount excludes $1.8 million of interest expense associated with the Company's obligation to IBM Credit and $18.7 million of non-cash compensation expense associated with pre-merger Digital Angel options which were converted into options to acquire MAS stock, both of which have been reflected as additional expense in the separate financial statements of Digital Angel Corporation included in its Form 10-K dated December 31, 2002.

                                                                          2001 (IN THOUSANDS)
                                         --------------------------------------------------------------------------------------
                                          ADVANCED    DIGITAL ANGEL     SYSCOMM                     CORPORATE AND
                                         TECHNOLOGY    CORPORATION    INTERNATIONAL    ALL OTHER    ELIMINATIONS   CONSOLIDATED
                                         ----------   -------------   -------------    ---------    -------------  ------------
Net revenue from external customers        $ 44,570      $ 35,738       $34,175        $ 41,292      $    539       $ 156,314
Intersegment net revenue                        232           964            --             870        (2,066)             --
                                           --------      --------       -------        --------      --------       ---------
Total revenue                              $ 44,802      $ 36,702       $34,175        $ 42,162      $ (1,527)      $ 156,314
                                           ========      ========       =======        ========      ========       =========

Depreciation and amortization              $  9,088      $ 12,298       $   503        $  4,768      $  2,242       $  28,899
Asset impairment                             30,453           726            --          32,427         8,113          71,719
Interest and other income                        20            17            68              34         1,937           2,076
Interest expense                                216           529           325           1,465         6,020           8,555
Income (loss) from continuing
  operations before provision for
  income taxes, minority interest,
  equity in net loss of affiliate and
  extraordinary gain                        (41,493)      (16,262)       (1,322)        (71,636)      (46,893)       (177,606)
Goodwill, net                                15,379        73,095         2,357              --            --          90,831
Segment assets                               38,247       105,042        15,004           4,968         4,228         167,489
Expenditures for property and equipment         151         1,591           490           1,703        10,226          14,161


------------------------------------------------------------------------------
                                                                     Page F-49





APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                          2000(IN THOUSANDS)
                                         --------------------------------------------------------------------------------------
                                          ADVANCED    DIGITAL ANGEL     SYSCOMM                     CORPORATE AND
                                         TECHNOLOGY    CORPORATION    INTERNATIONAL    ALL OTHER    ELIMINATIONS   CONSOLIDATED
                                         ----------   -------------   -------------    ---------    -------------  ------------
Net revenue from external customers        $32,354      $22,252         $27,288         $52,681       $    191       $134,766
Intersegment net revenue                        --           --              --           5,142         (5,142)            --
                                           -------      -------         -------         -------       --------       --------
Total revenue                              $32,354      $22,252         $27,288         $57,823       $ (4,951)      $134,766
                                           =======      =======         =======         =======       ========       ========

Depreciation and amortization              $ 2,990      $ 2,962         $   176         $ 3,366       $  1,579       $ 11,073
Asset impairment                                --           --              --             818          5,565          6,383
Interest and other income                     (431)           9              17              17          1,483          1,095
Interest expense                               117           98             112           1,213          4,361          5,901
Income (loss) from continuing
  operations before provision for
  income taxes and minority interest        (1,544)      (3,816)            923          (5,714)       (23,834)       (33,985)
Goodwill, net                               49,431       77,464           2,330          36,779             --        166,024
Segment assets                              77,463       95,582          16,434          68,741         53,155        311,375
Expenditures for property and equipment        155          758               7           1,183          6,288          8,391


------------------------------------------------------------------------------
                                                                     Page F-50

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Segment assets do not include net assets of discontinued operations of $0 million, $0 million and $8.1 million, in 2002, 2001, and 2000, respectively.

         Approximately $31.3 million, or 74.7%, and $27.4 million, or 61.5%, of the Company's Advanced Technology segment's revenue for 2002 and 2001, respectively, were generated by its wholly-owned subsidiary, Computer Equity Corporation. Approximately 99.1% and 77.7% of Computer Equity Corporation's revenue during 2002 and 2001, respectively, were generated through sales to various agencies of the United States Federal Government.

         For 2002, Digital Angel Corporation's top five customers, Schering-Plough, US Army Corps of Engineers, Biomark, Pacific States Marine and San Bernardino County, accounted for 31.8% this segment's revenue, however, no single customer accounted for more than 10% of the segment's revenue. For 2001, the top five customers, Schering Plough, Merial, Pacific States Marine, San Bernardino County and the US Army Corps of Engineers accounted for 30.6% of this segment's revenue, one of which accounted for 10.4% of the segment's revenue.

         For 2002, five customers, SysComm International's top five customers, Deutsche Bank, Hackensack University Medical Center, Liberty Mutual, Morgan Stanley and Polytechnic University, accounted for 23%, 22%, 11%, 11% and 11% of SysComm
         International's revenue, respectively. For 2001, two customers, Liberty Mutual and Mass Mutual Life Insurance accounted for 40% and 31% of SysComm International's revenue, respectively.

         Sales to an individual customer did not exceed 10% of a segment's revenue during 2000.

         Goodwill by segment for the year ended December 31, 2002 is as follows:

                                                                     YEAR ENDED DECEMBER 31, 2002
                                         --------------------------------------------------------------------------------------
                                          ADVANCED    DIGITAL ANGEL     SYSCOMM
                                         TECHNOLOGY    CORPORATION    INTERNATIONAL    ALL OTHER      CORPORATE    CONSOLIDATED
                                         ----------   -------------   -------------    ---------      ---------    ------------
Balance As of January 1, 2002              $15,212      $ 72,876         $2,154          $ --           $ 589        $ 90,831
Goodwill acquired during the year            3,000        36,761             --            --              --          39,761
Other adjustment                                --*           --             --            --            (589)           (589)
Impairment Losses                               --       (62,185)            --            --              --         (62,185)
Balance as of December 31, 2002            $18,212      $ 47,452         $2,154          $ --           $  --        $ 67,818

         Revenues are attributed to geographic areas based on the location of the assets producing the revenue. Information concerning principal geographic areas as of and for the years ended December 31, was as follows (in thousands):

                                                                                     UNITED
                                           UNITED STATES          CANADA            KINGDOM          CONSOLIDATED
                                       --------------------------------------------------------------------------------
         2002
         Net revenue                            $ 88,190           $  --            $11,410              $ 99,600
         Long-lived tangible assets               15,379              --                855                16,234
         Deferred tax asset                        1,236              --                 --                 1,236
         --------------------------------------------------------------------------------------------------------------


         2001
         Net revenue                            $138,887           $  --            $17,427              $156,314
         Long-lived tangible assets               19,193              --                992                20,185
         Deferred tax asset                        1,167              --                 --                 1,167
         --------------------------------------------------------------------------------------------------------------


         2000
         Net revenue                            $118,849           $ 766            $15,151              $134,766
         Long-lived tangible assets               20,044              --              1,324                21,368
         Deferred tax asset (liability)           21,426            (204)               564                21,786
         --------------------------------------------------------------------------------------------------------------

    26.  NASDAQ LISTING REQUIREMENTS

                  From July 12, 2002, to July 30, 2002, the Company's common stock was traded on the Pink Sheets under the symbol "ADSX.PK." Prior to that time, the Company's shares were traded on the Nasdaq National Market (NasdaqNM). Effective July 31, 2002, the Company's shares were relisted on the NasdaqNM under the symbol "ADSX." As a condition of the relisting, NasdaqNM advised the Company that it had until October 25, 2002, to regain compliance with the minimum closing bid price requirement of at least $1.00 per share, and, immediately following, a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive trading days. The Company was unable to satisfy the minimum closing bid price requirement by October 25, 2002, and, as a result,

------------------------------------------------------------------------------
                                                                     Page F-51

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         effective November 12, 2002, the Company's common stock began trading on the Nasdaq SmallCap Market (SmallCap), under its existing stock symbol ADSX. The Company expects to have until October 2003, in which to regain the minimum bid requirement of at least $1.00 per share for a minimum of ten (10) consecutive trading days to maintain its SmallCap listing, providing the Company continues to comply with the SmallCap's other listing requirements which, as of December 31, 2002 it was not in compliance with.

    27.  SUBSEQUENT EVENTS

         On March 21, 2003, Richard J. Sullivan retired from the Company. Replacing him as Chairman of the Board and Chief Executive Officer is Scott R. Silverman, the Company's current President and Director. The Company's Board of Directors negotiated a satisfactory severance agreement with Mr. Sullivan. Under the terms, Mr. Sullivan will receive a one-time payment of 56.0 shares of the Company's common stock, and 11.6 million re-priced stock options. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. Under the terms of Mr. Sullivan's employment contract, the Company would have been obligated to make payments in cash or stock of up to $17 million to Mr. Sullivan.

         On March 21, 2003, Jerome C. Artigliere resigned from his positions of Senior Vice President and Chief Operating Officer. Under the terms of his severance agreement, Mr. Artigliere will receive 4.8 million shares of the Company's common stock and 2.3 million re-priced stock options. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. Replacing Mr. Artigliere is Kevin H. McLaughlin. Mr. McLaughlin has served most recently as SysComm International Corporation's Chief Executive Officer.

         On March 27, 2003, the Company announced that it had executed a forbearance agreement term sheet with IBM Credit. The forbearance agreement, which becomes effective on or about March 31, 2003, allows for the forbearance of the obligations due under the IBM Credit Agreement, provides for more favorable loan repayment terms, reduces the interest rate on the Tranche B portion of the debt to 7% per annum and provides for purchase rights. The forbearance agreement term sheet is more fully describe in Note 2.

    28.  RECENT EVENT

         The staff of the Securities and Exchange Commission's Southeast Regional Office is conducting an informal inquiry concerning the Company. The Company is fully and voluntarily cooperating with this informal inquiry. At this point, the Company is unable to determine whether this informal inquiry may lead to potentially adverse action.

    29.  SUMMARIZED QUARTERLY DATA (UNAUDITED)

                                                                      FIRST       SECOND        THIRD        FOURTH        FULL
                                                                     QUARTER      QUARTER      QUARTER       QUARTER       YEAR
                                                                     -------      -------      -------       -------       ----
         2002
         Total revenue                                               $ 28,219     $ 25,836     $23,903      $ 21,642     $  99,600
         Gross profit                                                   9,378        8,728       8,735         5,041        31,882
         Net loss from continuing operations (1)                      (24,692)     (19,473)     (5,751)      (63,989)     (113,905)
         Net income (loss) from discontinued operations                   687         (463)       (119)        1,315         1,420
         Basic and diluted net loss per share from Continuing
           Operations (5)                                               (0.10)       (0.07)      (0.02)        (0.23)        (0.42)
         Basic and diluted net income (loss) per share from
           Discontinued Operations (5)                                   0.01        (0.01)         --            --            --


                                                                      FIRST       SECOND        THIRD        FOURTH        FULL
                                                                     QUARTER      QUARTER      QUARTER       QUARTER       YEAR
                                                                     -------      -------      -------       -------       ----
         2001 - AS REPORTED
         Net operating revenue                                       $ 47,409     $ 39,871    $  41,366     $ 27,668     $ 156,314
         Gross profit                                                  17,348       14,311        6,522        8,294        46,475
         Net loss from Continuing Operations(2)                       (11,393)     (29,346)    (109,349)     (47,998)     (198,086)
         (Loss) income from Discontinued Operations(3)                    213      (21,789)        (748)       5,842       (16,482)
         Loss before extraordinary gain                               (11,180)     (51,135)    (110,097)     (42,156)     (214,568)
         Basic and diluted loss per share from
           Continuing Operations(5)                                     (0.13)       (0.22)       (0.56)       (0.18)        (1.23)
         Basic and diluted loss per share from
           Discontinued Operations(5)                                      --        (0.16)          --         0.02         (0.10)
         Basic and diluted income per share from
           extraordinary gain(4) (5)                                       --         0.07           --           --          0.06

------------------------------------------------------------------------------
                                                                     Page F-52





APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         2001 - ADJUSTED FOR CHANGE IN METHOD OF
             ACCOUNTING FOR GOODWILL(A)
         Net operating revenue                                       $ 47,409     $ 39,871    $   41,366     $ 27,668    $ 156,314
         Gross profit                                                  17,348       14,311         6,522        8,294       46,475
         Net loss from Continuing Operations(2)                        (5,865)     (23,221)     (103,036)     (43,491)    (175,613)
         (Loss) income from Discontinued Operations(3)                    213      (21,789)         (748)       5,842      (16,482)
         Loss before extraordinary gain                                (5,652)     (45,010)     (103,784)     (37,649)    (192,095)
         Basic and diluted loss per share from
            Continuing Operations(5)                                    (0.06)       (0.17)        (0.52)       (0.18)       (1.03)
         Basic and diluted loss per share from
            Discontinued Operations(5)                                     --        (0.16)           --         0.02        (0.10)
         Basic and diluted income per share from
            extraordinary gain(4) (5)                                      --         0.07            --           --         0.06


      A. CHANGE IN METHOD OF ACCOUNTING FOR GOODWILL

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 Goodwill and Other Intangible Assets (FAS 142). FAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of FAS 142. The Company performed its annual review for impairment during the fourth quarter of 2002, which resulted in an impairment charge of $62.2 million in 2002. There can be no assurance that future goodwill impairment tests will not result in additional impairment charges.

     (1) First quarter of 2002 loss from Continuing Operations includes a non-cash compensation charge of approximately $18.7 million associated with pre-merger Digital Angel options. Pursuant to the terms of the merger of pre-merger Digital Angel and MAS, options to acquire pre-merger Digital Angel common stock were converted into options to acquire shares of MAS commons stock, which resulted in a new measurement date for the options. In addition, the Company incurred a loss on issuances of subsidiary stock of approximately $3.9 million. Second quarter of 2002 loss from Continuing Operations includes non-cash compensation expense of $6.1 million associated with options that were re-priced in 2001, and valuation reserves on notes receivable from officers and directors. Third quarter of 2002 loss from Continuing Operations includes a reversal of approximately $2.9 million of non-cash compensation expense associated with the options re-priced in 2001, and a reversal of approximately $0.9 million of bad debt reserves. Fourth quarter of 2002 loss from Continuing Operations includes asset impairments of $69.4 million.

     (2) Third quarter of 2001 loss from Continuing Operations includes asset impairment charges of $68,764, inventory reserves of $4,261, loss on disposition of assets of $3,967 and non-cash compensation expense of $1,231. Fourth quarter of 2001 loss from Continuing Operations includes asset impairment charges of $2,955, loss on disposition of assets of $2,091 and non-cash compensation expense of $4,042, and bad debt reserves of $12,758.

     (3) Second quarter of 2001 loss from Discontinued Operations includes a change in estimate on loss on disposal and operating losses during the phase out period of $21,789. Third quarter of 2001 loss from Discontinued Operations includes a change in estimate on loss on disposal and operating losses during the phase out period of $748.

     (4) Second quarter extraordinary gain results from the forgiveness of debt associated with the Bostek acquisition. See Note 19.

     (5) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

------------------------------------------------------------------------------
                                                                     Page F-53