Form 10-K/A
period 2002-12-31
APPLIED DIGITAL SOLUTIONS INC
filed 2003-04-07
CIK 924642

     As filed with the Securities and Exchange Commission on April 4, 2003
------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------

                              FORM 10-K/A NO. 1

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


                              EXPLANATORY NOTE

The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the year ended December 31, 2002, filed by the Registrant on March 31, 2002, to correct typographical errors in the sections set forth below:

         1)    Part I. Item 1. Business and Item 3. Legal Proceedings.

         2) Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         3) Part II. Item 8. Financial Statements Note 26 entitled "Nasdaq Listing Requirements" and Note 27 entitled
               "Subsequent Events."

         4)    Exhibits 99.1 and 99.2: Certifications Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    PART I

         ITEM 1.  BUSINESS

         See "Risk Factors" beginning on page 12.

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

         IF WE ARE REQUIRED TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN CONNECTION WITH PRIOR ACQUISITIONS OUR STOCK MAY BE FURTHER DILUTED.

         As of March 21, 2003, there were 284,612,961 shares of our common stock outstanding. Since January 1, 2001, we have issued a net aggregate of 183,126,260 shares of common stock, of which 97,261,634 shares were issued in connection with acquisitions of businesses and assets and 64,810,635 shares were issued upon conversion of our Series C preferred stock. We have effected, and will likely continue to effect, acquisitions or contract for services through the issuance of common stock or our other equity securities. In addition, we have agreed to future earnout and "price protection" provisions in prior acquisition and other agreements, which may result in additional shares of common stock being issued. At December 31, 2002, based upon the expected performance of an acquired subsidiary, we are contingently liable for additional consideration of approximately $1.0 million. Such issuances of additional securities may be dilutive to the value of our common stock and may have a material adverse impact on the market price of our common stock.

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

         WE MAY NOT PREVAIL IN ONGOING LITIGATION AND MAY BE REQUIRED TO PAY SUBSTANTIAL DAMAGES.

         In addition to the litigation described under Legal Proceedings beginning on page 22, we are party to various legal actions as either plaintiff or defendant in the ordinary course of business. While we believe that the final outcome of these proceedings will not have a material adverse effect on our financial position, cash flows or results of operations, we cannot assure the ultimate outcome of these actions and the estimates of the potential future impact on our financial position, cash flows or results of operations for these proceedings could change in the future. In addition, we will continue to incur additional legal costs in connection with pursuing and defending such actions.

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

         In May 2002, a purported securities fraud class action was filed against us and one of our directors. In the following weeks, fourteen virtually identical complaints were consolidated into a single action, In re Applied Digital Solutions Litigation, which was filed in the United States District Court for the Southern District of Florida. In March 2003, we entered into a memorandum of understanding to settle the pending lawsuit. The settlement of $5.6 million will be entirely covered by proceeds from insurance and is subject to approval by the District Court and review by an independent special litigation committee.

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

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: APRIL 4, 2003               APPLIED DIGITAL SOLUTIONS, INC.


                                  By: /s/ Evan C. McKeown
                                     -----------------------------------------
                                     Evan C. McKeown, Chief Financial Officer

              APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

  CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Scott R. Silverman, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of Applied Digital Solutions, Inc.;

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

Date: April 4, 2003

/s/ Scott R. Silverman
Scott R. Silverman
Chairman, Chief Executive Officer and President

              APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

  CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Evan C. McKeown, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of Applied Digital Solutions, Inc.;

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

Date: April 4, 2003

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
                                                         ------------------------------------------------------------------
                                                                                  (in thousands)

Cash Flows From Operating Activities
    Net loss                                                $(21,932)         $(92,359)           $ 1,806       $(112,485)
  Adjustment to reconcile net loss to net cash
   used in operating activities:
    Non-cash adjustments                                       5,229            87,875             (1,806)         91,298
    Net change in operating assets and liabilities            15,412             1,754                 --          17,166
    Net cash provided by discontinued operations                 116                --                 --             116
                                                            --------          --------            -------       ---------
Net Cash Used In Operating Activities                         (1,175)           (2,730)                --          (3,905)
                                                            --------          --------            -------       ---------

Cash Flows From Investing Activities
    Decrease in notes receivable                               3,155                --                 --           3,155
    Received from buyers of divested subsidiaries              2,625                                                2,625
    (Increase) decrease in other assets                         (105)              108                 --               3
    Proceeds from the sale of property and equipment           3,535                                   --           3,535
    Proceeds from the sale of subsidiaries and business
     assets and investments                                      357             1,025                 --           1,382
    Payment for property and equipment                          (419)           (1,439)                --          (1,858)
    Investment in subsidiaries                                  (684)               --                684              --
    Payment for asset and business acquisitions                    0              (261)                --            (261)
    Net cash used in discontinued operations                    (507)               --                 --            (507)
                                                            --------          --------            -------       ---------
Net Cash Provided By (Used In) Investing Activities            7,957              (567)               684           8,074
                                                            --------          --------            -------       ---------

Cash Flows From Financing Activities
    Net amounts borrowed (paid) on notes payable and
     line of credit                                             (569)           (4,209)                --          (4,778)
    (Payments on) proceeds from line of credit and
     long-term debt                                           (4,243)            5,530                 --           1,287
    Payments on long-term debt                                (1,379)              (43)                --          (1,422)
    Other financing costs                                       (875)               --                 --            (875)
    Issuance of common shares                                  1,695               631               (631)          1,695
    Collection of notes receivable for shares issued           1,156                --                 --           1,156
    Stock issuance costs                                        (519)               --                 --            (519)
    Subsidiary Issuance of Common Shares                           0                                  631             631
    Intercompany transactions                                      0               684               (684)             --
                                                            --------          --------            -------       ---------
Net Cash (Used In) Provided By Financing Activities           (4,734)            2,593               (684)         (2,825)
                                                            --------          --------            -------       ---------
Net Increase (Decrease) in Cash and Cash Equivalents           2,048              (704)                --           1,344
Effect of exchange rates changes on cash and cash
 equivalents                                                     456               322                 --             778
Cash and Cash Equivalents - Beginning of Period                3,100               596                 --           3,696
                                                            --------          --------            -------       ---------
Cash and Cash Equivalents - End of Period                   $  5,604          $    214            $    --       $   5,818
                                                            --------          --------            -------       ---------


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

         At September 30, 2002, the Company and Digital Angel Corporation were in compliance with the revised covenants under the IBM Credit Agreement. At June 30, 2002, the Company was not in compliance with its Minimum Cumulative Modified EBITDA debt covenant and with other provisions of the IBM Credit Agreement and Digital Angel Corporation was not in compliance with the Minimum Cumulative Modified EBITDA and Current Assets to Current Liabilities debt covenants. On August 21, 2002, IBM Credit provided the Company with a waiver of such noncompliance. As consideration for the waiver, the Company issued to IBM Credit a five year-warrant to acquire 2.9 million shares of the Company's common stock at $0.15 per share, valued at approximately $1.3 million, and a five year warrant to purchase approximately 1.8 million shares of the Company's wholly-owned subsidiary, VeriChip Corporation's common stock at $0.05 per share, valued at approximately $44 thousand. The fair value of the warrants has been recorded as interest expense in 2002.

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
         ===========================================================================================================

(1) The Digital Angel Corporation line of credit contains certain financial covenants, including a monthly minimum book net worth and monthly minimum earnings before taxes, and it limits Digital Angel Corporation's capital expenditures during 2002 and 2003. Any breach of the financial covenants by Digital Angel Corporation will constitute an event of default under the line of credit. As of December 31, 2002, Digital Angel Corporation was not in compliance with the minimum book net worth and monthly minimum earnings before taxes covenants. Digital Angel Corporation has obtained a waiver of these covenant violations from Wells Fargo.


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

         Prior to January 1, 2002, the Company's business units were organized into the three segments: Applications, Services and Advanced Wireless. Prior period information has been restated to present the Company's reportable segments on a comparative basis.

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

         Goodwill by segment for the year ended December 31, 2002 is as follows:

                                                                     YEAR ENDED DECEMBER 31, 2002
                                         --------------------------------------------------------------------------------------
                                          ADVANCED    DIGITAL ANGEL     SYSCOMM
                                         TECHNOLOGY    CORPORATION    INTERNATIONAL    ALL OTHER      CORPORATE    CONSOLIDATED
                                         ----------   -------------   -------------    ---------      ---------    ------------
Balance As of January 1, 2002              $15,212      $ 72,876         $2,154          $ --           $ 589        $ 90,831
Goodwill acquired during the year            3,000        36,761             --            --              --          39,761
Other adjustment                                --            --             --            --            (589)           (589)
Impairment Losses                               --       (62,185)            --            --              --         (62,185)
Balance as of December 31, 2002            $18,212      $ 47,452         $2,154          $ --           $  --        $ 67,818

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
         --------------------------------------------------------------------------------------------------------------

    26.  NASDAQ LISTING REQUIREMENTS

                  From July 12, 2002, to July 30, 2002, the Company's common stock was traded on the Pink Sheets under the symbol "ADSX.PK." Prior to that time, the Company's shares were traded on the Nasdaq National Market (NasdaqNM). Effective July 31, 2002, the Company's shares were relisted on the NasdaqNM under the symbol "ADSX." As a condition of the relisting, NasdaqNM advised the Company that it had until October 25, 2002, to regain compliance with the minimum closing bid price requirement of at least $1.00 per share, and, immediately following, a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive trading days. The Company was unable to satisfy the minimum closing bid price requirement by October 25, 2002, and, as a result,

------------------------------------------------------------------------------
                                                                     Page F-51

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         effective November 12, 2002, the Company's common stock began trading on the Nasdaq SmallCap Market (SmallCap), under its existing stock symbol ADSX. The Company expects to have until October 2003, in which to regain the minimum bid requirement of at least $1.00 per share for a minimum of ten (10) consecutive trading days to maintain its SmallCap listing, providing the Company continues to comply with the SmallCap's other listing requirements which, as of December 31, 2002 it was in compliance with.

    27.  SUBSEQUENT EVENTS

         On March 21, 2003, Richard J. Sullivan retired from the Company. Replacing him as Chairman of the Board and Chief Executive Officer is Scott R. Silverman, the Company's current President and Director. The Company's Board of Directors negotiated a satisfactory severance agreement with Mr. Sullivan. Under the terms, Mr. Sullivan will receive a one-time payment of 56.0 million shares of the Company's common stock, and 10.9 million re-priced stock options. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. Under the terms of Mr. Sullivan's employment contract, the Company would have been obligated to make payments in cash or stock of up to $17 million to Mr. Sullivan.

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