Form 10-Q
period 2003-03-31
APPLIED DIGITAL SOLUTIONS INC
filed 2003-05-14
CIK 924642

    As filed with the Securities and Exchange Commission on May 14, 2003
-------------------------------------------------------------------------------




                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                    -------------------------------------

                                  FORM 10-Q
                                 (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended March 31, 2003
                                     or
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act ).
Yes /X/  No / /

     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 9, 2003:

                   Class                         Number of Shares
       Common Stock; $.001 Par Value               289,824,403

                       APPLIED DIGITAL SOLUTIONS, INC.

                              TABLE OF CONTENTS

  Item                          Description                               Page

                       PART I - FINANCIAL INFORMATION

   1.      Financial Statements (unaudited)
           Condensed Consolidated Balance Sheets
              March 31, 2003 and December 31, 2002                         3
           Condensed Consolidated Statements of Operations -
               Three Months ended March 31, 2003 and 2002                  4
           Condensed Consolidated Statement of Stockholders' Deficit -
               Three Months ended March 31, 2003                           5
           Condensed Consolidated Statements of Cash Flows -
               Three Months ended March 31, 2003 and 2002                  6
           Notes to Consolidated Financial Statements                      7
   2.      Management's Discussion and Analysis of Financial Condition     24
               and Results of Operations
   3.      Quantitative and Qualitative Disclosures About Market Risk      52
   4.      Controls and Procedures                                         52

                         PART II - OTHER INFORMATION

   1.      Legal Proceedings                                               53
   2.      Changes In Securities                                           54
   3.      Defaults Upon Senior Securities                                 54
   4.      Submission of Matters to a Vote of Security Holders             55
   5.      Other Information                                               55
   6.      Exhibits and Reports on Form 8-K                                56

SIGNATURE                                                                  57
CERTIFICATIONS                                                             58
EXHIBITS                                                                   60

                                          APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (In thousands, except par value)




                                                                                                 MARCH 31,       December 31,
                                                                                                      2003               2002
                                                                                            ----------------------------------
                                                                                               (UNAUDITED)
                                                              ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                                  $   3,018          $   5,818
      Cash held by note holder                                                                       2,015                  -
      Accounts receivable and unbilled receivables (net of allowance
         for doubtful accounts of $486 in 2003 and $1,263 in 2002)                                  19,129             16,548
      Inventories                                                                                    7,788              6,409
      Notes receivable                                                                               1,999              2,801
      Other current assets                                                                           2,576              2,920
------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                                36,525             34,496

PROPERTY AND EQUIPMENT, NET                                                                          9,553              9,822

NOTES RECEIVABLE, NET                                                                                  553                758

GOODWILL, NET                                                                                       67,818             67,818

OTHER ASSETS, NET                                                                                    3,955              4,339
------------------------------------------------------------------------------------------------------------------------------

                                                                                                 $ 118,404          $ 117,233
==============================================================================================================================

                                               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Notes payable and current maturities of long-term debt                                     $  81,958          $  81,879
      Accounts payable                                                                              12,344              9,761
      Accrued interest                                                                              14,069             10,149
      Accrued severance                                                                             21,841                  -
      Other accrued expenses                                                                        19,300             19,145
      Put accrual                                                                                      200                200
      Net liabilities of Discontinued Operations                                                     9,397              9,368
------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                          159,109            130,502

LONG-TERM DEBT AND NOTES PAYABLE                                                                     3,336              3,346

OTHER LONG-TERM LIABILITIES                                                                          1,103              1,055
------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                                  163,548            134,903
------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES                                                                            -                  -
------------------------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                                   18,833             18,422
------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT
      Preferred shares: Authorized 5,000 shares in 2003 and 2002 of $10 par value; special voting, no shares issued or outstanding in 2003 and
         2002, Class B voting, no shares issued or outstanding in 2003 and 2002                          -                  -
      Common shares: Authorized 435,000 shares in 2003 and 2002, of $.001 par value; 285,549 shares issued and 284,614 shares outstanding in 2003
         and 285,069 shares issued and 284,134 shares outstanding in 2002                              286                285
      Common and preferred additional paid-in capital                                              376,999            377,621
      Accumulated deficit                                                                         (444,006)          (417,066)
      Common stock warrants                                                                          5,650              5,650
      Treasury stock (carried at cost, 935 shares in 2003 and 2002)                                 (1,777)            (1,777)
      Accumulated other comprehensive (loss) income                                                     (7)                31
      Notes received from shares issued                                                             (1,122)              (836)
------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                                        (63,977)           (36,092)
------------------------------------------------------------------------------------------------------------------------------

                                                                                                 $ 118,404          $ 117,233
==============================================================================================================================

See the accompanying notes to condensed consolidated financial statements.

SEE NOTES 1 AND 4 REGARDING THE RESTRICTION ON APPLIED DIGITAL SOLUTIONS, INC.'S ABILITY TO EXERCISE CONTROL OVER THE AFFAIRS,
MANAGE THE RESOURCES AND TRANSFER FUNDS FROM A SIGNIFICANT OPERATING SUBSIDIARY.

                                          APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (In thousands, except per share data)
                                                            (Unaudited)

                                                                                                  FOR THE THREE MONTHS
                                                                                                     ENDED MARCH 31,
                                                                                           -----------------------------------
                                                                                                       2003              2002
                                                                                           -----------------------------------
Product revenue                                                                                   $  21,023         $  23,063
Service revenue                                                                                       4,083             5,156
------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                                        25,106            28,219

Cost of products sold                                                                                14,172            16,516
Cost of services sold                                                                                 1,965             2,325
------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                                          8,969             9,378

Selling, general and administrative expense                                                          29,468            28,900
Research and development                                                                              1,201             1,448
Depreciation and amortization                                                                           626             1,004
Interest and other income                                                                              (220)              (98)
Interest expense                                                                                      4,631             2,059
------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before taxes,
      minority interest, net loss on subsidiary stock issuances                                     (26,737)          (23,935)
      and merger transaction, and equity in net loss of affiliate

(Benefit) provision for income taxes                                                                   (192)              108
------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before minority interest, net loss on subsidiary stock issuances and merger transaction,
      and equity in net loss of affiliate                                                           (26,545)          (24,043)

Minority interest                                                                                      (139)              (36)

Net loss on subsidiary stock issuances and merger transaction                                           377               394

Equity in net loss of affiliate                                                                           -               291
------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations                                                                     (26,783)          (24,692)

Change in estimate on loss on disposal of discontinued operations
      and operating losses during the phase out period                                                 (157)              687
------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                                          $ (26,940)        $ (24,005)
==============================================================================================================================


(Loss) income per common share - basic and diluted
      Loss from continuing operations                                                             $   (0.10)        $   (0.10)
      (Loss) income from discontinued operations                                                          -              0.01
------------------------------------------------------------------------------------------------------------------------------

Net loss per common share - basic and diluted                                                     $   (0.10)        $   (0.09)
==============================================================================================================================

Weighted average number of common shares outstanding - basic and diluted                            282,329           253,938


See the accompanying notes to condensed consolidated financial statements.

SEE NOTES 1 AND 4 REGARDING THE RESTRICTION ON APPLIED DIGITAL SOLUTIONS, INC.'S ABILITY TO EXERCISE CONTROL OVER THE AFFAIRS,
MANAGE THE RESOURCES AND TRANSFER FUNDS FROM A SIGNIFICANT OPERATING SUBSIDIARY.

                                          APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                             FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                                           (In Thousands)
                                                            (Unaudited)



                                                    PREFERRED STOCK            COMMON STOCK            ADDITIONAL
                                                  -------------------------------------------------       PAID-IN   ACCUMULATED
                                                  NUMBER       AMOUNT      NUMBER       AMOUNT            CAPITAL       DEFICIT
                                                  --------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2002                            -       $    -     285,069       $  285          $ 377,621    $ (417,066)
    Net loss                                           -            -           -            -                  -       (26,940)
    Comprehensive loss -
        Foreign currency translation                   -            -           -            -                  -             -
                                                                                                                     -----------
    Total comprehensive loss                           -            -           -            -                  -       (26,940)
                                                                                                                     -----------
    Adjustment to allowance for uncollectible
        portion of notes receivable                    -            -           -            -                  -             -
    Stock option repricing                             -            -           -            -               (979)            -
    Stock options - VeriChip Corporation                                                                      160
    Issuance of common shares                          -            -         310            1                108             -
    Issuance of common shares and options for
        services, compensation and other               -            -         170            -                 89             -
----------------------------------------------------------------------------------------------------------------------------------

BALANCE - MARCH 31, 2003                               -       $    -     285,549       $  286          $ 376,999    $ (444,006)
==================================================================================================================================


                                                                                  ACCUMULATED
                                                    COMMON                              OTHER              NOTES            TOTAL
                                                     STOCK         TREASURY     COMPREHENSIVE       RECEIVED FOR    STOCKHOLDERS'
                                                  WARRANTS            STOCK      INCOME (LOSS)     SHARES ISSUED          DEFICIT
                                               -----------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2002                       $  5,650         $ (1,777)     $         31      $        (836)   $     (36,092)
    Net loss                                             -                -                 -                  -          (26,940)
    Comprehensive loss -
        Foreign currency translation                     -                -               (38)                 -              (38)
                                                                                 -------------                      --------------
    Total comprehensive loss                             -                -               (38)                 -          (26,978)
                                                                                 -------------                      --------------
    Adjustment to allowance for uncollectible
        portion of notes receivable                      -                -                 -               (286)            (286)
    Stock option repricing                               -                -                 -                  -             (979)
    Stock options - VeriChip Corporation                                                                                      160
    Issuance of common shares                            -                -                 -                  -              109
    Issuance of common shares and options for
        services, compensation and other                 -                -                 -                  -               89
----------------------------------------------------------------------------------------------------------------------------------

BALANCE - MARCH 31, 2003                          $  5,650         $ (1,777)     $         (7)     $      (1,122)   $     (63,977)
==================================================================================================================================




See the accompanying notes to condensed consolidated financial statements.

SEE NOTES 1 AND 4 REGARDING THE RESTRICTION ON APPLIED DIGITAL SOLUTIONS, INC.'S ABILITY TO EXERCISE CONTROL OVER THE AFFAIRS,
MANAGE THE RESOURCES AND TRANSFER FUNDS FROM A SIGNIFICANT OPERATING SUBSIDIARY.

                                     APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)
                                                       (Unaudited)


                                                                                                 FOR THE THREE MONTHS
                                                                                                    ENDED MARCH 31,
                                                                                            -----------------------------
                                                                                                   2003             2002
                                                                                            -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                                $   (26,940)     $   (24,005)

    Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
            Loss (income) from discontinued operations                                              157             (687)
            Non-cash compensation and administrative expenses                                      (798)          19,036
            Issuance of stock for services                                                           68            2,453
            Depreciation and amortization                                                           626            1,004
            Non-cash interest expense                                                               520              407
            Deferred income taxes                                                                  (173)              26
            (Recovery) impairment of notes receivable                                              (271)             576
            Net loss on subsidiary merger transaction                                               377              394
            Minority interest                                                                      (139)             (36)
            Equity in net loss of affiliate                                                           -              291
            (Gain) loss on sale of subsidiaries and business assets                                   -             (194)
            Loss on sale of equipment                                                                 9               87
            Change in assets and liabilities:
                Increase in cash held by note holder                                             (2,015)               -
                (Increase) decrease in accounts receivable                                       (2,581)           4,791
                Increase in inventories                                                          (1,379)          (1,299)
                Decrease (increase) in other current assets                                         331             (629)
                Increase (decrease) in accounts payable, accrued expenses
                   and other long-term liabilities                                               28,590             (141)
            Net cash provided by (used in) discontinued operations                                  (99)             415
-------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                              (3,717)           2,489
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in notes receivable                                                                    992               92
    Received from buyers of divested subsidiaries                                                     -            2,625
    (Increase) decrease in other assets                                                             (90)             144
    Proceeds from sale of property and equipment                                                      -            2,469
    Proceeds from sale of subsidiaries and business assets                                            -            1,106
    Payments for property and equipment                                                            (267)            (210)
    Cash acquired (net of payments for costs of business acquisitions)                                -              218
    Net cash used in discontinued operations                                                        (32)            (658)
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                           603            5,786
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net amounts borrowed (repaid) on notes payable                                                  101           (3,583)
    Payments on long-term debt                                                                      (32)          (1,137)
    Other financing costs                                                                             -              (39)
    Issuance of common shares                                                                       143              866
    Stock issuance costs                                                                            (34)            (177)
    Proceeds from subsidiary issuance of common stock                                               175                -
    Net cash provided by discontinued operations                                                      -               13
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                 353           (4,057)
-------------------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                             (2,761)           4,218

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                        (39)              (6)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                   5,818            3,696
-------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                   $     3,018      $     7,908
=========================================================================================================================

See the accompanying notes to condensed consolidated financial statements.

SEE NOTES 1 AND 4 REGARDING THE RESTRICTION ON APPLIED DIGITAL SOLUTIONS, INC.'S ABILITY TO EXERCISE CONTROL OVER THE
AFFAIRS, MANAGE THE RESOURCES AND TRANSFER FUNDS FROM A SIGNIFICANT OPERATING SUBSIDIARY.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.     BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis and do not reflect any adjustments that might result from the outcome of the uncertainties described in Note 4.

         The accompanying unaudited condensed consolidated financial statements of Applied Digital Solutions, Inc. (the "Company") as of March 31, 2003, and December 31, 2002, (the December 31, 2002, financial information included herein has been extracted from the Company's audited financial statements included in the Company's 2002 Annual Report on Form 10-K) and for the three-months ended March 31, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the condensed consolidated financial statements have been made.


         The condensed consolidated statements of operations for the three-months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


         STOCK-BASED COMPENSATION

         As permitted under SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), the Company has elected to continue to follow the guidance of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25 (FIN No. 44), in accounting for its stock-based employee compensation arrangements. Accordingly, no compensation cost is recognized for any of the Company's fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB Opinion No. 25. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation costs is recognized immediately. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

         At March 31, 2003, the Company had four stock-based employee compensation plans, and the Company's subsidiaries had six stock-based employee compensation plans. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, which amended SFAS No. 123, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25 and related interpretations including FIN No. 44. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for options granted under its plans as well as to the plans of its subsidiaries:

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                  THREE-MONTHS ENDED   THREE-MONTHS ENDED
                                                       MARCH 31,            MARCH 31,
                                                ------------------------------------------

                                                         2003                  2002
                                                ------------------------------------------
Net loss, as reported                                  $(26,940)            $(24,005)
  Deduct: Total stock-based employee
  compensation expense determined under fair
  value-based method for all awards, net of
  related tax effects (1)                                  (753)                (739)
                                                       --------             --------

Pro forma net loss                                     $(27,693)            $(24,744)
                                                       ========             ========

Loss per share:
  Basic and diluted--as reported                         $(0.10)              $(0.09)
                                                         ======               ======
  Basic and diluted--pro forma                           $(0.10)              $(0.10)
                                                         ======               ======

(1) Amount includes $0.5 million and $0.4 million of compensation expense associated with subsidiary options for the three-months ended March 31, 2003 and 2002, respectively.

         The Company did not grant fixed stock options to acquire shares of its common stock to its employees during the thee-months ended March 31, 2003.
The weighted average per share fair value of grants made during the three-months ended March 31, 2002, for the Company's incentive plans was $0.20. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                           THREE-
                                                           MONTHS
                                                           ENDED
                                                          MARCH 31,
                                                            2002
                                                          ---------
Estimated option life                                    5.5 years
Risk free interest rate                                       2.89%
Expected volatility                                          76.00%
Expected dividend yield                                       0.00%


         METHOD OF ACCOUNTING FOR DIGITAL ANGEL CORPORATION

         Effective March 27, 2002, the Company's 93% owned subsidiary, Digital Angel Corporation, which we refer to as pre-merger Digital Angel, merged with and into a wholly-owned subsidiary of a publicly traded company, Medical Advisory Systems, Inc. (MAS), and MAS changed its name to Digital Angel Corporation. Under the terms of the merger agreement, each issued and outstanding share of common stock of pre-merger Digital Angel (including each share issued upon exercise of options prior to the effective time of the merger) was cancelled and converted into the right to receive 0.9375 shares of MAS's common stock. The Company obtained 18.7 million shares of MAS common stock in the merger (representing approximately 61% of the shares then outstanding). Prior to the transaction, the Company owned 850,000 shares of MAS, or approximately 16.7%. On March 31, 2003, the Company owned
19.6 million, or approximately 73.12% of the shares outstanding. Also, pursuant to the merger agreement, the Company contributed to MAS all of its stock in Timely Technology Corp., a wholly-owned subsidiary, and Signature Industries, Limited, an 85%

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


owned subsidiary. Pre-merger Digital Angel, Timely Technology Corp. and Signature Industries, Limited were collectively referred to as the Advanced Wireless Group (AWG). The merger has been treated as a reverse acquisition for accounting purposes, with the AWG treated as the accounting acquirer.

         The total purchase price of the transaction was $32.0 million, which was comprised of the $25.0 million fair market value of MAS stock outstanding not held by the Company immediately preceding the merger, the $3.4 million estimated fair market value of MAS options and warrants outstanding as well as the direct costs of the acquisition of approximately $3.6 million. The transaction resulted in Digital Angel Corporation allocating approximately $28.3 million of the purchase price to goodwill, $25.9 million of which was deemed to be impaired during the fourth quarter of 2002 in connection with the Company's annual goodwill impairment review.

         The consolidated financial statements included in this Form 10-Q include the accounts of Digital Angel Corporation and reflect the outstanding voting stock not owned by the Digital Angel Share Trust, which we refer to as Digital Angel Trust, as a minority ownership interest in Digital Angel Corporation on the balance sheets as of March 31, 2003, and December 31, 2002. The Digital Angel Trust is more fully discussed in Note
4. Significant intercompany balances and transactions have been eliminated in consolidation. Digital Angel Corporation is publicly traded on the American Stock Exchange under the symbol DOC, with a closing market price per share at March 31, 2003, and May 7, 2003, of $1.51 and $2.90, respectively.

         During the three-months ended March 31, 2003, the Company recorded a loss of $0.4 million on the issuances of 0.3 million shares of Digital Angel Corporation common stock resulting from the exercise of stock options. The loss represents the difference between the carrying amount of the Company's pro-rata share of its investment in Digital Angel Corporation and the net proceeds from the issuances of the stock and other changes in the minority interest ownership.

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

         By operation of the Digital Angel Trust agreement, the Company's share of Digital Angel Corporation's net assets is effectively restricted. Although Digital Angel Corporation may pay dividends, the Company's access to this subsidiary's funds is restricted. The following condensed consolidating balance sheet data at March 31, 2003, shows, among other things, the Company's investment in Digital Angel Corporation. The following consolidating financial data provides supplementary information about the results of operations and cash flows for the three-months ended March 31, 2003. The merger of pre-merger Digital Angel and MAS occurred on the second to the last business day of the quarter ended March 31, 2002, and, therefore, supplementary information about results of operations and cash flows are not presented for the three-months ended March 31, 2002.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                       CONDENSED CONSOLIDATING BALANCE SHEET DATA
                                                     MARCH 31, 2003
                                                      (UNAUDITED)

                                                         APPLIED DIGITAL    DIGITAL ANGEL       CONSOLIDATION
                                                         SOLUTIONS, INC.     CORPORATION        ELIMINATIONS   CONSOLIDATED
                                                     -------------------------------------------------------------------------
                                                                               (in thousands)
Current Assets
Cash and cash equivalents                                   $  3,018           $    --          $     --        $  3,018
Cash held by note holder                                       2,015                --                --           2,015
Accounts receivable, net                                      11,453             7,676                --          19,129
Inventories                                                    1,869             5,919                --           7,788
Notes receivable                                               1,999                --                --           1,999
Other current assets                                           1,467             1,109                --           2,576
                                                     -------------------------------------------------------------------------
Total Current Assets                                          21,821            14,704                --          36,525

Property and Equipment, net                                    1,897             7,656                --           9,553
Notes Receivable, net                                            553                --                --             553
Goodwill, net                                                 20,365            47,453                --          67,818
Investment in Digital Angel Corporation                       40,669                --           (40,669)             --
Other Assets, net                                              2,243             1,712                --           3,955
                                                     -------------------------------------------------------------------------
Total Assets                                                $ 87,548           $71,525          $(40,669)       $118,404
                                                     =========================================================================

Current Liabilities
Notes payable, current maturities of long-
  term debt                                                 $ 79,171           $ 3,809          $     --        $ 82,980
Accounts payable and accrued expenses                         58,156             8,376                --          66,532
Put accrual                                                      200                --                --             200
Intercompany (receivable) payable                               (323)              323                --              --
Net liabilities of Discontinued Operations                     9,397                --                --           9,397
                                                     -------------------------------------------------------------------------
Total Current Liabilities                                    146,601            12,508                --        $159,109
Long-Term Debt, Notes Payable, Other
  Liabilities and Deferred Revenue                             1,032             3,407                --           4,439
                                                     -------------------------------------------------------------------------
Total Liabilities                                            147,633            15,915                --         163,548
Minority Interest                                              3,669               265            14,899          18,833
                                                     -------------------------------------------------------------------------
Accumulated other comprehensive income (loss)                    216              (223)              --               (7)
Other stockholders' (deficit) equity                         (63,970)           55,568           (55,568)        (63,970)
                                                     -------------------------------------------------------------------------
Total Stockholders' (Deficit) Equity                         (63,754)           55,345           (55,568)        (63,977)
                                                     -------------------------------------------------------------------------
Total Liabilities and Stockholders'
  (Deficit) Equity                                          $ 87,548           $71,525          $(40,669)       $118,404
                                                     =========================================================================

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS DATA
                                               THREE-MONTHS ENDED MARCH 31, 2003
                                                          (UNAUDITED)

                                                                 APPLIED
                                                                 DIGITAL       DIGITAL ANGEL      CONSOLIDATION
                                                             SOLUTIONS, INC.    CORPORATION       ELIMINATIONS     CONSOLIDATED
                                                            --------------------------------------------------------------------
                                                                                         (in thousands)

Product revenue                                                 $ 10,266           $10,865            $(108)        $ 21,023
Service revenue                                                    3,550               533               --            4,083
                                                            --------------------------------------------------------------------
    Total revenue                                                 13,816            11,398             (108)          25,106
Cost of products sold                                              8,703             5,483              (14)          14,172
Cost of services sold                                              1,570               395               --            1,965
                                                            --------------------------------------------------------------------
    Gross profit                                                   3,543             5,520              (94)           8,969
Selling, general and administrative expense                       25,466             4,002               --           29,468
Research and development                                             290               911               --            1,201
Depreciation and amortization                                        192               434               --              626
Interest and other income                                           (178)              (42)              --             (220)
Interest expense                                                   4,493               138               --            4,631
                                                            --------------------------------------------------------------------
(Loss) income from continuing operations before taxes,
  minority interest, loss on subsidiary stock issuances,
  and equity in net income of affiliate                          (26,720)               77              (94)         (26,737)
Benefit for income taxes                                            (192)               --               --             (192)
                                                            --------------------------------------------------------------------
(Loss) income from continuing operations before
  minority interest, loss on subsidiary stock issuances
  and equity in net income of affiliate                          (26,528)               77              (94)         (26,545)
Minority interest                                                   (106)              (33)              --             (139)
Loss on subsidiary stock issuances                                   377                --               --              377
Equity in net income of affiliate                                    110                --             (110)              --
                                                            --------------------------------------------------------------------
(Loss) income from continuing operations                        $(26,689)          $   110            $(204)        $(26,783)
                                                            ====================================================================

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS DATA
                                                     THREE-MONTHS ENDED MARCH 31, 2003
                                                                (UNAUDITED)

                                                                  APPLIED
                                                                  DIGITAL         DIGITAL ANGEL    CONSOLIDATION
                                                               SOLUTIONS, INC.     CORPORATION      ELIMINATIONS   CONSOLIDATED
                                                             --------------------------------------------------------------------
                                                                                       (in thousands)
Cash Flows From Operating Activities
  Net (loss) income                                               $(27,050)          $   110             $--         $(26,940)
  Adjustment to reconcile net (loss) income to net cash
    used in operating activities:
      Non-cash adjustments                                            (119)              495              --              376
      Net change in operating assets and liabilities                26,501            (3,555)             --           22,946
      Decrease in intercompany receivable/payable                      139              (139)             --               --
      Net cash used in Discontinued Operations                         (99)               --              --              (99)
                                                             ----------------------------------------------------------------------
Net Cash Provided By (Used In) Operating Activities                   (628)           (3,089)             --           (3,717)
                                                             ----------------------------------------------------------------------

Cash Flows From Investing Activities
      Decrease in notes receivable                                     992                --              --              992
      Increase in other assets                                         (99)                9              --              (90)
      Payments for property and equipment                              (17)             (250)             --             (267)
      Net cash used in Discontinued Operations                         (32)               --              --              (32)
                                                             ----------------------------------------------------------------------
Net Cash Provided By (Used In) Investing Activities                    844              (241)             --              603
                                                             ----------------------------------------------------------------------

Cash Flows From Financing Activities
      Net amounts borrowed (repaid) on notes payable                (2,899)            3,000              --              101
      Payments on long-term debt                                       (12)              (20)             --              (32)
      Issuance of common shares                                        143                --              --              143
      Stock issuance costs                                             (34)               --              --              (34)
      Proceeds from subsidiary stock issuances                          --               175              --              175
                                                             ----------------------------------------------------------------------
Net Cash (Used In) Provided By Financing Activities                 (2,802)            3,155              --              353
                                                             ----------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                (2,586)             (175)             --           (2,761)
Effect of exchange rates changes on cash and cash
  equivalents                                                           --               (39)             --              (39)
Cash and Cash Equivalents - Beginning of Period                      5,604               214              --            5,818
                                                             ----------------------------------------------------------------------
Cash and Cash Equivalents - End of Period                         $  3,018           $    --             $--         $  3,018
                                                             ----------------------------------------------------------------------

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



2.       PRINCIPLES OF CONSOLIDATION

         The financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, including Digital Angel Corporation and InfoTech USA, Inc. (formerly SysComm International Corporation) (OTC:SYCM). The minority interest represents outstanding voting stock of the subsidiaries not owned by the Company or the Digital Angel Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The Company's majority-owned subsidiary, InfoTech USA, Inc., operates on a fiscal year ending September 30. Their results of operations have been reflected in the Company's consolidated financial statements on a calendar year basis.


3.       INVENTORY

                                                            MARCH 31,    DECEMBER 31,
                                                              2003           2002
                                                              ----           ----
         Raw materials                                       $1,821         $1,725
         Work in process                                      1,830          1,447
         Finished goods                                       5,487          4,659
                                                             ------         ------
                                                              9,138          7,831
         Less: Allowance for excess and obsolescence          1,350          1,422
                                                             ------         ------
                                                             $7,788         $6,409
                                                             ======         ======

4.       DEBT COVENANT COMPLIANCE, LIQUIDITY AND GOING CONCERN CONSIDERATIONS

         On March 1, 2002, the Company and Digital Angel Trust, a newly created Delaware business trust, entered into the Third Amended and Restated Term Credit Agreement (the IBM Credit Agreement) with IBM Credit, which became effective on March 27, 2002, the effective date of the merger between pre-merger Digital Angel and MAS. Upon completion of the merger, and in satisfaction of a condition to the consent to the merger by IBM Credit, the Company transferred to the Digital Angel Trust, which is controlled by an advisory board, all shares of Digital Angel Corporation common stock owned by it and, as a result, the Digital Angel Trust has legal title to approximately 73.12% of the Digital Angel Corporation common stock at March 31, 2003. The Company retained beneficial ownership of the shares. The Digital Angel Trust may be obligated to liquidate the shares of Digital Angel Corporation common stock owned by it for the benefit of IBM Credit as discussed below.

         The IBM Credit Agreement contained covenants relating to the Company's financial position and performance, as well as the financial position and performance of Digital Angel Corporation as of December 31, 2002. The Company was not in compliance with certain of these covenants at December 31, 2002. Also, under the terms of the IBM Credit Agreement, the Company was required to repay IBM Credit $29.8 million of the $77.2 million outstanding principal balance owed to them, plus $16.4 million of accrued interest and expenses (totaling approximately $46.2 million), on or before February 28, 2003. The Company did not make such payment by February 28, 2003. On March 3, 2003, IBM Credit notified the Company that it had until March 6, 2003, to make the payment. The Company did not make the payment on March 6, 2003, as required. The Company's failure to comply with the payment terms imposed by the IBM Credit Agreement and to maintain compliance with the financial covenants constitute events of default under the IBM Credit Agreement. IBM Credit did not provide a waiver of

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


such defaults. On March 7, 2003, the Company received a letter from IBM Credit declaring the loan in default and indicating that IBM Credit would exercise any and/or all of its remedies.

         In addition, as of March 31, 2003, and December 31, 2002, Digital Angel Corporation did not maintain compliance with certain financial covenants under its credit agreement with its lender, Wells Fargo Business Credit, Inc. (Wells Fargo). Well Fargo provided Digital Angel Corporation with waivers of such non-compliance.

         Forbearance Agreement

         On March 27, 2003, the Company announced that it had executed a forbearance agreement term sheet with IBM Credit. The forbearance agreement was executed on April 2, 2003 (the "Forbearance Agreement"). In turn, the Company agreed to dismiss with prejudice a lawsuit it filed against IBM Credit and IBM Corporation in Palm Beach County, Florida on March 6, 2003.

         The payment provisions and purchase rights under the terms of the Forbearance Agreement are as follows:

         o the Tranche A Loan, consisting of $68.0 million plus accrued interest, must be repaid in full no later than September 30, 2003, provided that all but $3 million of the Tranche A Loan (the "Tranche A Deficiency Amount") will be deemed to be paid in full on such date if less than the full amount of the Tranche A Loan is repaid but all of the net cash proceeds of the Digital Angel Corporation shares held in the Digital Angel Trust are applied to the repayment of the Tranche A Loan. The Tranche A Deficiency Amount (if any) must be repaid no later than March 31, 2004. The Tranche A Loan bore interest at seventeen percent (17%) per annum through February 28, 2003. Effective March 1, 2003, the interest rate increased to twenty-five percent (25%) per annum; and

         o the Tranche B Loan, consisting of $9.2 million plus accrued interest, must be repaid in full no later than March 31, 2004. The Tranche B Loan bore interest at seventeen percent (17%) per annum through February 28, 2003, and from March 1, 2003, to March 24, 2003, the Tranche B Loan bore interest at twenty-five percent (25%) per annum. Effective March 25, 2003, the interest rate decreased to seven percent (7%) per annum.


         The Tranche A and B Loans may be purchased under the terms of the Forbearance Agreement by or on behalf of the Company as follows:

         o the loans and all the other obligations may be purchased on or before June 30, 2003, for $30.0 million in cash;

         o the loans and all the other obligations may be purchased on or before September 30, 2003, for $50.0 million in cash; and

         o the Tranche A Loan may be purchased on or before September 30, 2003, for $40.0 million in cash with an additional $10.0 million cash payment due on or before December 31, 2003.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Payment of the specified amounts by the dates set forth herein will constitute complete satisfaction of any and all of the Company's obligations to IBM Credit under the IBM Credit Agreement, provided that there has not earlier occurred a "Termination Event," as defined in the Forbearance Agreement.

         In addition, the Company has agreed under the terms of the Forbearance Agreement that the Digital Angel Trust will immediately engage an investment bank to pursue the sale of the 19,600,000 shares of Digital Angel Corporation common stock that are currently held in the Digital Angel Trust. In May 2003, an investment bank was engaged. All proceeds from the sale of the Digital Angel Corporation common stock will be applied to the loans and other obligations to satisfy the Tranche A payment provisions as discussed above, in the event that the Company has not satisfied its purchase rights by September 30, 2003.

         The Forbearance Agreement also modifies other provisions of the IBM Credit Agreement, including but not limited to, the imposition of additional limitations on permitted expenditures.

         Provided there has not earlier occurred a "Termination Event," as defined, at the end of the forbearance period, the provisions of the Forbearance Agreement shall become of no force and effect. At that time, if the repayment terms of the Forbearance Agreement are not met, IBM Credit will be free to exercise and enforce, or to take steps to exercise and enforce, all rights, powers, privileges and remedies available to them under the IBM Credit Agreement, as a result of the payment and covenant defaults existing on March 24, 2003. If the Company is not successful in satisfying the repayment obligations under the Forbearance Agreement or it does not comply with the terms of the Forbearance Agreement or the IBM Credit Agreement, and IBM Credit were to enforce its rights against the collateral securing the obligations to IBM Credit, there would be substantial doubt that the Company would be able to continue operations in the normal course of business.

         As a result of the payment and financial covenant defaults discussed above, IBM Credit has exercised its rights to control the Company's cash, excluding the cash of Digital Angel Corporation and InfoTech USA, Inc. At March 31, 2003, IBM held in its possession $2.0 million of the Company's cash, which it subsequently remitted back to the Company. IBM Credit continues to maintain control over the Company's deposits and disbursements. Under the terms of the forbearance agreement, the Company is required to be cash flow positive beginning May 2, 2003. The Company requests weekly from IBM Credit a release of funds for the prior weeks cash collections and provides to IBM Credit a schedule detailing cash disbursements complying with the cash flow positive requirement.

         The ability of the Company to continue as a going concern is predicated upon numerous issues including its ability to:

         o Raise the funds necessary to satisfy its obligations to IBM Credit by September 30, 2003;

         o Obtain shareholder approval of the terms of the severance agreements with the Company's former officers and directors as more fully discussed in Note 10;

         o Successfully implement its business plans, manage expenditures according to its budget, and generate positive cash flow from operations;

         o Realize positive cash flow with respect to its investment in Digital Angel Corporation;

         o     Develop an effective marketing and sales strategy;

         o Obtain the necessary approvals to expand the market for its VeriChip product;

         o Complete the development of its second generation Digital Angel product; and

         o     Attract, motivate and/or retain key executives and employees.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The Company is continually seeking operational efficiencies and synergies within each of its operating segments as well as evaluating acquisitions of businesses and customer bases which complement its operations. These strategic initiatives may include acquisitions, raising additional funds through debt or equity offerings, or the divestiture of non-core business units that are not critical to the Company's long-term strategy or other restructurings or rationalization of existing operations. The Company will continue to review all alternatives to ensure maximum appreciation of its shareholder's investments. There can be no assurance, however, that any initiative will be found, or if found, that they will be on terms favorable to the Company.

5.       LOSS PER SHARE

         The following is a reconciliation of the numerator and denominator of basic and diluted loss per share:

                                                                                    ----------------------------------
                                                                                        THREE-MONTHS ENDED MARCH 31,
                                                                                    ----------------------------------
                                                                                           2003                2002
                                                                                           ----                ----
NUMERATOR:
  Loss from continuing operations                                                       $(26,783)           $(24,692)

  Net (loss) income from Discontinued Operations available to common
    shareholders                                                                            (157)                687
                                                                                    ----------------------------------

  Net loss available to common shareholders                                             $(26,940)           $(24,005)
                                                                                    ==================================

DENOMINATOR:

DENOMINATOR FOR BASIC AND DILUTED LOSS PER SHARE (1)-

Weighted-average shares                                                                  282,329             253,938
                                                                                    ----------------------------------
BASIC AND DILUTED LOSS PER SHARE:

     CONTINUING OPERATIONS                                                                $(0.10)             $(0.10)

     DISCONTINUED OPERATIONS                                                                  --                 .01
                                                                                    ----------------------------------
TOTAL - BASIC AND DILUTED                                                                 $(0.10)             $(0.09)
                                                                                    ==================================

     (1) The weighted average shares listed below were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:


                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                           2003               2002
                                                                                           ----               ----
Employee stock options                                                                    10,802             16,020
Warrants                                                                                   3,301              2,103
                                                                                    ----------------------------------
                                                                                          14,103             18,123
                                                                                    ==================================


6.       SEGMENT INFORMATION

         The Company operates in three business segments: Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc, (formerly the segment known as SysComm International).

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Advanced Technology

         The Advanced Technology segment represents those businesses that the Company believes will provide the necessary synergies, support and infrastructure to allow it to develop, promote and fully-integrate its life-enhancing technology products and services. This segment specializes in security-related data collection, value-added data intelligence and complex data delivery systems for a wide variety of end users including government agencies, commercial operations and consumers. The majority of the revenue in this segment is from the Company's wholly-owned subsidiary, Computer Equity Corporation. Expenses associated with VeriChip and Thermo Life products are also included in the Advanced Technology segment.

         Digital Angel Corporation

         The Digital Angel Corporation segment consists of the business operations of Digital Angel Corporation, the Company's approximately 73.12% owned subsidiary and is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects. Before March 27, 2002, the business of Digital Angel Corporation was operated in four divisions: Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other. With the acquisition of MAS on March 27, 2002, Digital Angel Corporation re-organized into four new divisions: Animal Applications (formerly Animal Tracking), Wireless and Monitoring (a combination of the former Digital Angel Technology and the Digital Angel Delivery System segments), GPS and Radio Communications (formerly Radio Communications and Other), and Medical Systems (formerly Physician Call Center and Other). Medical Systems represents the business activity of the newly acquired MAS.

         InfoTech USA, Inc.

         The InfoTech USA, Inc. segment consists of the business operations of the Company's 52.5% owned subsidiary, InfoTech USA, Inc. This segment is a full service provider of Information Technology (IT) solutions and provides IT consulting, networking, procurement, deployment, integration, migration and security services and solutions. It also provides on-going system and networking maintenance services. During 2002, this segment continued its strategy of moving away from a product-driven systems integration business model to a customer-oriented IT solutions-based business model. It has further developed its deliverable IT solutions by adding new consulting and service offerings, and increasing the number of strategic alliances with outside technical services firms and manufacturers of high-end IT products.

         Business units that were part of the Company's continuing operations and that were closed or sold during 2001 and 2002 are reported as "All Other."

         The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of the Company's subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporation/Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions. As discussed in
Note 10, included in "Corporate/Eliminations" for the three-months ended March 31, 2003, is a severance charge of $22.0 million associated with the termination of certain former officers and director. As discussed in Note 9, included in "Corporate/Eliminations" for the three-months ended March 31, 2002, is a non-cash compensation charge of $18.7 million associated with pre-merger Digital Angel options, which were converted into options to acquire shares of MAS common stock in connection with the merger of pre-merger Digital Angel and MAS.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K filed for the year-ended December 31, 2002, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. The Company evaluates performance based on stand-alone segment operating income.

         Following is the selected segment data as of and for the three-months ended March 31, 2003:

                                                                             SEGMENTS
                                                                             --------

                                              Advanced    Digital Angel                         All    Corporate/
                                             Technology    Corporation   InfoTech USA, Inc.    Other  Eliminations  Consolidated
                                           ---------------------------------------------------------------------------------------
Net revenue from external customers:
  Product                                     $ 8,332       $10,757            $1,934         $   --    $     --      $ 21,023
  Service                                       2,950           533               600             --          --         4,083
                                           ---------------------------------------------------------------------------------------
                                               11,282        11,290             2,534             --          --        25,106
Inter-segment revenue                              --           108                --             --        (108)           --
                                           ---------------------------------------------------------------------------------------
Total revenue                                 $11,282       $11,398            $2,534         $   --    $   (108)     $ 25,106
                                           =======================================================================================

Income (loss) from continuing operations
  before income taxes, minority interest
  and net loss on subsidiary stock
  issuances                                   $   621       $    77            $ (460)        $   (5)   $(26,970)     $(26,737)
                                           =======================================================================================

Total assets                                  $43,364       $71,525            $8,799         $2,737    $ (8,021)     $118,404
                                           =======================================================================================


         Following is the selected segment data as of and for the three-months ended March 31, 2002:

                                                                             SEGMENTS
                                                                             --------

                                              Advanced    Digital Angel                         All    Corporate/
                                             Technology    Corporation   InfoTech USA, Inc.    Other  Eliminations  Consolidated
                                           ---------------------------------------------------------------------------------------
Net revenue from external customers:
  Product                                     $ 4,904       $  7,452           $ 9,694        $1,013    $     --      $ 23,063
  Service                                       3,616            303               811           375          51         5,156
Inter-segment revenue                              --             --                --            --          --            --
                                           ---------------------------------------------------------------------------------------
Total revenue                                 $ 8,520       $  7,755           $10,505        $1,388    $     51      $ 28,219
                                           =======================================================================================
Income (loss) from continuing operations
  before income taxes, minority
  interest, net loss on subsidiary
  merger transaction and equity in
  net loss of affiliate (1)                   $   910       $ (1,819)          $    25        $  134    $(23,185)     $(23,935)
                                           =======================================================================================

Total assets (2)                              $37,943       $136,073           $14,099        $2,909    $  6,072      $197,096
                                           =======================================================================================

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

(2) For Digital Angel Corporation, amount includes $4.8 million of goodwill associated with the Company's initial 16.6% investment in MAS. This goodwill was fully impaired during the fourth quarter of 2002.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.       ACQUISITIONS AND DISPOSITIONS

         Effective March 27, 2002, the Company's 93% owned subsidiary, pre-merger Digital Angel, merged with MAS. As a result of the merger, the Company now owns approximately 73.12% of Digital Angel Corporation, as more fully discussed in Note 1.

         Unaudited pro forma results of operations for the three-months ended March 31, 2002, are included below. Such pro forma information assumes that the merger of pre-merger Digital Angel and MAS had occurred as of January 1, 2002.

                                                                                ------------------------
                                                                                   THREE-MONTHS ENDED
                                                                                        MARCH 31,
                                                                                ------------------------
                                                                                           2002
                                                                                           ----
     Net operating revenue from continuing operations                                    $ 29,105
     Loss from continuing operations                                                      (25,383)
     Loss per common share from continuing operations - basic and diluted                $  (0.10)

8.       DISCONTINUED OPERATIONS

         On March 1, 2001, the Company's Board of Directors approved a plan to offer for sale its Intellesale business segment and all of its other "non-core businesses." Accordingly, the operating results of these entities have been reclassified and reported as Discontinued Operations for all periods presented. As of March 1, 2003, the Company had sold or closed substantially all of the businesses comprising Discontinued Operations. There is one insignificant company remaining at March 31, 2003, which had revenue and net loss for the three-months ended March 31, 2003, of $7,000 and $0.1 million, respectively. The Company anticipates selling or closing the remaining company in 2003. Proceeds from the sales of Discontinued Operations companies were used to repay amounts outstanding under the IBM Credit Agreement. Any additional proceeds on the sale of the remaining business will also be used to repay the IBM debt.


         Assets and liabilities of Discontinued Operations at March 31, 2003, and December 31, 2002 are as follows:

                                                                          March 31, 2003        December 31, 2002
                                                                       ---------------------------------------------
                                                                                       (In thousands)
     Current Assets
          Cash and cash equivalents                                         $    97                  $    66
          Accounts receivable, net                                               91                      167
          Inventories                                                            38                       38
                                                                       ---------------------------------------------
     Total Current Assets                                                       226                      271

     Property and equipment, net                                                 34                       56
                                                                       ---------------------------------------------
                                                                            $   260                  $   327
                                                                       =============================================
     Current Liabilities
          Notes payable and current maturities of long-term debt            $    26                  $    26
          Accounts payable                                                    4,178                    4,189
          Accrued expenses                                                    5,318                    5,334
                                                                       ---------------------------------------------
     Total Current Liabilities                                                9,522                    9,549

     Minority interest                                                          135                      146
                                                                       ---------------------------------------------
                                                                              9,657                    9,695
                                                                       =============================================
     Net Liabilities of Discontinued Operations                             $(9,397)                 $(9,368)
                                                                       =============================================

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         During the three-months ended March 31, 2003, Discontinued Operations incurred a change in estimated operating losses accrued on the measurement date of $0.2 million. The primary reason for the increase in the estimated losses during the three-months ended March 31, 2003, was due to the operations of the one remaining business within this group. During the three-months ended March 31, 2002, the Company recorded a reduction of its estimated operating loss on disposal and operating losses during the phase out period of $0.7 million. This reduction was comprised primarily of an increase in the estimated loss on the sale of the Company's 85% ownership in its Canadian subsidiary, Ground Effects Ltd., which was sold in January 2002, of $1.2 million, offset by a decrease in carrying costs as certain of these obligations were settled during the three-months ended March 31, 2002, for amounts less than previously anticipated. Carrying costs include the cancellation of facility leases, employment contract buyouts, sales tax liabilities and litigation reserves.

         The Company does not anticipate a further loss on sale of the remaining business comprising Discontinued Operations. However, actual losses could differ from the Company's estimates and any adjustments will be reflected in the Company's future financial statements.

         The following table sets forth the roll forward of the liabilities for estimated loss on sale and operating losses and carrying costs from December 31, 2002, through March 31, 2003.

                                                               Balance                                      Balance
Type of Cost                                              December 31,        Additions  Deductions       March 31,
                                                                  2002                                         2003
--------------------------------------------------------------------------------------------------------------------

Estimated loss on sale, net of change in
  estimated operating losses                                    $   --             $157        $157          $   --
Carrying costs                                                   4,908               --          23           4,885
                                                      --------------------------------------------------------------
Total                                                           $4,908             $157        $180          $4,885
                                                      ==============================================================

9.       NON-CASH COMPENSATION EXPENSE

         Included in selling, general and administrative expense for the three-months ended March 31, 2003 and 2002, was non-cash compensation expense as follows:

         Pursuant to the terms of the pre-merger Digital Angel and MAS merger agreement, effective March 27, 2002, options to acquire shares of pre-merger Digital Angel common stock were converted into options to acquire shares of MAS common stock. The transaction resulted in a new measurement date for the options and, as a result, the Company recorded non-cash compensation expense of approximately $18.7 million during the three-months ended March 31, 2002. As all of the option holders were employees or directors of the Company, these options were considered fixed awards under APB Opinion No. 25 and expense was recorded for the intrinsic value of the options converted.

         In addition, the Company reversed approximately $1.0 million and incurred approximately $0.3 million in non-cash compensation expense for the three-months ended March 31, 2003 and 2002,

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

respectively, due primarily to re-pricing 19.3 million stock options during 2001. The re-priced options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and fluctuations in the Company's common stock price result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited, modified or expired.

10.      SEVERANCE AGREEMENTS

         On March 21, 2003, Richard J. Sullivan, the Company's then Chairman of the Board of Directors and Chief Executive Officer, retired from such positions. Replacing him in these positions is Scott R. Silverman, the Company's then President and Director. The Company's Board of Directors negotiated a severance agreement with Richard Sullivan under which he is to receive a one-time payment of 56.0 million shares of the Company's common stock. In addition, stock options held by him exercisable for approximately
10.9 million shares of the Company's common stock were re-priced. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. Richard Sullivan's severance agreement provides that the payment of shares and re-pricing of options provided for under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. His employment agreement required the Company to make payments of approximately $17.0 million to him, a portion of such payments of which could be made in either cash or stock, at the Company's option.

         On March 21, 2003, Jerome C. Artigliere, the Company's then Senior Vice President and Chief Operating Officer, resigned from such positions. Replacing Mr. Artigliere is Kevin H. McLaughlin, the Company's President and Chief Operating Officer. Mr. McLaughlin had served most recently as the Chief Executive Officer of the Company's majority-owned subsidiary, InfoTech USA, Inc. Under the terms of his severance agreement, Mr. Artigliere is to receive 4.8 million shares of the Company's common stock. In addition, stock options held by him exercisable for approximately 2.3 million shares of the Company's common stock were re-priced. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. Mr. Artigliere's severance agreement provides that the payment of shares and re-pricing of options provided under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. His employment agreement required the Company to make payments of approximately $1.5 million to Mr. Artigliere.

         As a result of the termination of Richard Sullivan's employment with the Company, a "triggering event" provision in the severance agreement the Company entered into with Garrett Sullivan, the Company's former Vice Chairman of the Board (who is not related to Richard Sullivan), at the time of his ceasing to serve in such capacity in December 2001, has been triggered. The Company recently negotiated a settlement of its obligations under Garrett Sullivan's severance agreement that requires the Company to issue to him 7.5 million shares of the Company's common stock on or before August 31, 2003.

         The terms of each of the severance agreements are subject to shareholder approval, in accordance with applicable Nasdaq rules, because the agreements (i) are deemed to be compensatory arrangements under which the Company's common stock may be acquired by officers or directors, and
(ii) in Richard Sullivan's case, it may result in his potentially holding more than 20% of the outstanding shares of the Company's common stock following the issuance of the shares and exercise of options covered by his severance agreement. In connection with such shareholder approval, the Company also intends to seek

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

shareholder approval of an increase in the number of authorized shares of its common stock.

         The Company intends to include proposals in its proxy statement for its 2003 annual meeting of shareholders to solicit shareholder approval of the terms of such agreements and the increase in the number of authorized shares of its common stock. Should shareholders not approve the terms of the severance agreements or the Company lacks a sufficient number of authorized shares to effect the share issuances provided for by the severance agreements, its former executive officers and directors may take actions against the Company to enforce the terms of their employment agreements. Under such circumstances, there would be substantial doubt that the Company would be able to continue operations in the normal course of business. In such event, holders of the Company's securities may face the loss of their entire investment.

         By virtue of the need to obtain shareholder approval of the terms of the severance agreements, the date by which the Company would otherwise have been obligated to file a registration statement covering the resale of the shares to be issued to its former executive officers and directors under their severance agreements has been extended and the filing of such registration statement will await the outcome of the shareholder vote.

         As a result of the terminations of Messrs. Sullivan and Artigliere, the Company has recorded severance expense of $22.0 million during the three-months ended March 31, 2003. This expense is reflected in the Company's condensed consolidated financial statements for the three-months ended March 31, 2003, as selling, general and administrative expense and represents, in all material respects, the total amount due to these former officers and director and to Garrett Sullivan under their respective employment agreements.

11.      OTHER EVENTS

         The Staff of the Securities and Exchange Commission's Southeast Regional Office is conducting an informal inquiry concerning the Company. The Company is fully and voluntarily cooperating with the informal inquiry. At this point, the Company is unable to determine whether the informal investigation may lead to potentially adverse action.

         The Company is currently offering up to 50,000,000 shares of its common stock in a public offering registered under the Securities Act of 1933. The shares of the Company's common stock are being offered on a best efforts basis through the efforts of a placement agent J.P. Carey
Securities, Inc. under the terms of a placement agency agreement.

         Effective May 9, 2003, Michael Zarriello joined the Company's Board of Directors. Mr. Zarriello was most recently a Senior Managing Director of Jesup & Lamont Securities Corporation and served as President of Jesup and Lamont Merchant Partners LLC. Prior to that, he was Managing Director and Principal of Bear Stearns & Co., Inc. He has extension financial experience having served earlier in his career as Chief Financial Officer of the Principal Activities Group that invested the Bear Stearns & Co., Inc. capital in middle market companies, Chief Financial Officer of United States Leather Holdings, Inc. and Chief Financial Officer of Avon Products, Inc. Healthcare Division. He serves on the Audit Committee of the Board of Directors.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Effective May 12, 2003, Kevin H. McLaughlin was appointed President and Chief Operating Officer of the Company. Prior to his appointment as President, Mr. McLaughlin served as the Company's Senior Vice President and Chief Operating Officer.

12.      NASDAQ LISTING REQUIREMENTS

         From July 12, 2002, to July 30, 2002, the Company's common stock was traded on the Pink Sheets under the symbol "ADSX.PK." Prior to that time, the Company's shares were traded on the Nasdaq National Market (NasdaqNM). Effective July 31, 2002, the Company's shares were relisted on the NasdaqNM under the symbol "ADSX." As a condition of the relisting, NasdaqNM advised the Company that it had until October 25, 2002, to regain compliance with the minimum closing bid price requirement of at least $1.00 per share, and, immediately following, a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive trading days. The Company was unable to satisfy the minimum closing bid price requirement by October 25, 2002, and, as a result, effective November 12, 2002, the Company's common stock began trading on the Nasdaq SmallCap Market (SmallCap), under its existing stock symbol ADSX. The Company expects to have until October 2003, in which to regain the minimum bid requirement of at least $1.00 per share for a minimum of ten (10) consecutive trading days to maintain its SmallCap listing, providing the Company continues to comply with the SmallCap's other listing requirements, which as of March 31, 2003, it was in compliance with.

13.      LEGAL PROCEEDINGS

         The Company is party to various legal proceedings, and accordingly, has recorded $1.5 million in reserves in its financial statements at March 31, 2003. In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position or overall trends in results of the Company. The estimate of potential impact on the Company's financial position, overall results of operations or cash flows for the above legal proceedings could change in the future.

         In May 2002, a class action was filed against the Company and one of its directors. Fourteen virtually identical complaints were consolidated into a single action, in re Applied Digital Solutions Litigation, which was filed in the United States District Court for the Southern District of Florida. In March 2003, the Company entered into a memorandum of understanding to settle the pending lawsuit. The settlement of $5.6 million, which is subject to approval by the District Court and review by an independent special litigation committee, is expected to be covered by proceeds from insurance.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our 2002 Annual Report on Form 10-K.

         Our company, Applied Digital Solutions, Inc., together with our subsidiaries, is an advanced technology development company. We have grown significantly through acquisitions. Since 1996, we have completed 51 acquisitions. During the last half of 2001 and the first half of 2002, we sold or closed many of these business that we had acquired that we believed did not enhance our strategy of becoming an advanced technology development company. We have emerged from being a supplier of computer hardware, software and telecommunications products and services to becoming an advanced technology company that focuses on the development of life-enhancing technology products and services. To date, we have four such products in various states of development. They are:

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

         Over two years ago, we developed a proprietary location and monitoring system that combines advanced biosensor technology and location technology (such as global positioning satellite (GPS)) in a watch/pager device that communicates through proprietary software to a secure 24/7 operations center in California. We filed an International Patent Application directed to the system, which has been published under publication no. W/0 02/44865. The application, which is in the name of Digital Angel Corporation, is currently pending in several countries. This technology provides "where-you-are" and "how-you-are" information about loved ones (particularly elderly relatives and children), their location and their vital signs via the subscriber's computer, personal digital assistant
(PDA) or wireless telephone. We branded this technology Digital Angel and merged the technology with a company formerly known as Destron Fearing Corporation. Our goal was to create a new corporation underpinned by the patented technology and complemented by the products and services and revenues of our existing business segments. We united our existing GPS, application service provider and animal tracking business units to form Digital Angel Corporation, which we refer to as pre-merger Digital Angel. We launched the Digital Angel product on November 26, 2001. Effective March 27, 2002, pre-merger Digital Angel became its own public company through its merger into Medical Advisory Systems, Inc. (MAS) (AMEX:DOC). Currently we are the beneficial owner of approximately 73.12% of this new company which has been renamed Digital Angel Corporation.

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

         We have developed a miniaturized, implantable verification chip, called VeriChip that can be used in a variety of security, financial, personal identification/safety and other applications. On February 7, 2002, we announced that we had created a new wholly-owned subsidiary, VeriChip Corporation, that will develop, market and license VeriChip. About the size of a grain of rice, each VeriChip product contains a unique verification number. Utilizing an external scanner, radio frequency energy passes through the skin energizing the dormant VeriChip, which then emits a radio frequency signal transmitting the verification number contained in the VeriChip.

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

         We began marketing VeriChip for security, financial and personal identification/safety applications within the United States on October 24, 2002. As of March 31, 2003, we have not realized revenue from the sale of VeriChip.

         On February 1l, 2003, we announced that we received written clearances from the FDA and the United States Department of Agriculture to market our new product, Bio-Thermo, for use in pets, livestock and other animals. Bio-Thermo is our first fully integrated implantable bio-sensing microchip that can transmit a signal containing accurate temperature readings to our proprietary radio frequency identification device (RFID) scanners. With this new technology, accurate temperature readings can be obtained by simply passing the RFID handheld scanner over the animal or by having the animal walk through a portal scanner. We believe that Bio-Thermo and other biosensors developed in the future will provide vital internal diagnostics about the health of animals more efficiently and accurately than the invasive techniques used in the industry today. As of March 31, 2003, we have not realized any revenue from the sale of Bio-Thermo.

RECENT/OTHER DEVELOPMENTS

         Digital Angel/MAS Merger

         On March 27, 2002, pre-merger Digital Angel merged with MAS, and MAS changed its name to Digital Angel Corporation. Also, pursuant to the merger agreement, we contributed all of our stock in Timely Technology Corp., our wholly-owned subsidiary, and Signature Industries, Limited, our 85% owned subsidiary. Prior to the merger, pre-merger Digital Angel, Timely Technology Corp. and Signature Industries, Limited were collectively referred to as the Advanced Wireless Group (AWG). In satisfaction of a condition to the consent to the merger by IBM Credit, we transferred all shares of Digital Angel Corporation common stock owned by us to a Delaware business trust, which we refer to herein as the Digital Angel Trust, controlled by an advisory board and, as a result, the Digital Angel Trust has legal title to approximately 73.12% of the Digital Angel Corporation common stock as of March 31, 2003. The Digital Angel Trust has voting rights with respect to the Digital Angel Corporation common shares until we repay our obligations to IBM Credit in full. We have retained beneficial ownership of the shares. The

Digital Angel Trust may be obligated to liquidate the shares of Digital Angel Corporation common stock owned by it for the benefit of IBM Credit in the event we fail to make payments, or otherwise default under our IBM Credit Agreement as more fully discussed below.

         IBM Credit Agreement

         Our IBM Credit Agreement, contained covenants relating to our financial position and performance, as well as the financial position and performance of Digital Angel Corporation. At December 31, 2002, we did not maintain compliance with the revised financial performance covenant under the IBM Credit Agreement. In addition, under the terms of the IBM Credit Agreement we were required to repay IBM Credit $29.8 million of the $77.2 million outstanding principal balance currently owed to them, plus $16.4 million of accrued interest and expenses (totaling approximately $46.2 million), on or before February 28, 2003. We did not make such payment by February 28, 2003. On March 3, 2003, IBM Credit notified us that we had until March 6, 2003, to make the payment. We did not make the payment on March 6, 2003, as required. Our failure to comply with the payment terms imposed by the IBM Credit Agreement and to maintain compliance with the financial performance covenant constitute events of default under the IBM Credit Agreement. On March 7, 2003, we received a letter from IBM Credit declaring the loan in default and indicating that IBM Credit would exercise any and/or all of its remedies.

         In addition, as of December 31, 2002, and March 31, 2003, Digital Angel Corporation did not maintain compliance with certain financial covenants under its credit agreement with its lender, Wells Fargo Business Credit, Inc. (Wells Fargo). Well Fargo provided Digital Angel Corporation with waivers of such non-compliance.

         Forbearance Agreement

         On March 27, 2003, we announced that we had executed a forbearance agreement term sheet with IBM Credit. The forbearance agreement was executed on April 2, 2003 (the "Forbearance Agreement"). In turn, we also agreed to dismiss with prejudice a lawsuit we filed against IBM Credit and IBM Corporation in Palm Beach County, Florida on March 6, 2003.

         The payment provisions of the Forbearance Agreement are as follows:

         o the Tranche A Loan, consisting of $68.0 million plus accrued interest, must be repaid in full no later than September 30, 2003, provided that all but $3 million of the Tranche A Loan
         (the "Tranche A Deficiency Amount") will be deemed to be paid in full on such date if less than the full amount of the Tranche A Loan is repaid but all of the net cash proceeds of the Digital Angel Corporation shares held in the Digital
         Angel Trust are applied to the repayment of the Tranche A
         Loan. The Tranche A Deficiency Amount (if any) must be repaid no later than March 31, 2004. The Tranche A Loan bore interest at seventeen percent (17%) per annum through February 28, 2003. Effective March 1, 2003, the interest rate increased to twenty-five percent (25%) per annum; and

         o the Tranche B Loan, consisting of $9.2 million plus accrued interest, must be repaid in full no later than March 31, 2004. The Tranche B Loan bore interest at seventeen percent (17%) per annum through February 28, 2003, and from March 1, 2003, to March 24, 2003, the Tranche B Loan bore interest at twenty-five percent (25%) per annum. Effective March 25, 2003, the interest rate decreased to seven percent (7%) per annum.

         o the Tranche A and B Loans may be purchased under the terms of the Forbearance Agreement by or on our behalf as follows:

         o the loans and all the other obligations may be purchased on or before June 30, 2003, for $30.0 million in cash;

         o the loans and all the other obligations may be purchased on or before September 30, 2003, for $50.0 million in cash; and

         o the Tranche A Loan may be purchased on or before September 30, 2003, for $40.0 million in cash with an additional $10.0 million cash payment due on or before December 31, 2003.

         Payment of any of these amounts by the dates set forth herein will constitute complete satisfaction of any and all of our obligations to IBM Credit under the IBM Credit Agreement provided that there has not earlier occurred a "Termination Event," as defined in the Forbearance Agreement.

         In addition, we have agreed under the terms of the Forbearance Agreement that the Digital Angel Trust will immediately engage an investment bank to pursue the sale of the 19,600,000 shares of Digital Angel Corporation common stock that are currently held in the Digital Angel Trust. In May 2003, an investment bank was engaged. All proceeds from the sale of the Digital Angel Corporation common stock will be applied to the loans and other obligations to satisfy the Tranche A payment provisions as discussed above, in the event that we have not satisfied our purchase rights by September 30, 2003.

         The Forbearance Agreement also modifies other provisions of the IBM Credit Agreement, including but not limited to, the imposition of additional limitations on permitted expenditures.

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

         As a result of the payment and financial covenant defaults discussed above, IBM Credit has exercised its rights to control our cash, excluding the cash of Digital Angel Corporation and InfoTech USA, Inc. At March 31, 2003, IBM held in its possession $2.0 million of our cash, which it subsequently remitted back to us. IBM Credit continues to maintain control over our deposits and disbursements. Under the terms of the forbearance agreement, we are required to be cash flow positive beginning May 2, 2003. We request weekly from IBM Credit a release of funds for the prior weeks cash collections and provide to IBM Credit a schedule detailing cash disbursements complying with the cash flow positive requirement.

         Other

         The Staff of the Securities and Exchange Commission's Southeast Regional Office is conducting an informal inquiry concerning us. We are fully and voluntarily cooperating with this informal inquiry. At this point, we are unable to determine whether this informal investigation may lead to potentially adverse action.

         We are currently offering up to 50,000,000 shares of our common stock in a public offering registered under the Securities Act of 1933. The shares of our common stock are being offered on a best efforts basis through the efforts of a placement agent J.P. Carey Securities, Inc. under the terms of a placement agency agreement.

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

         On March 21, 2003, Richard J. Sullivan, our then Chairman of the Board of Directors and Chief Executive Officer, retired from such positions. Replacing him in these positions is Scott R. Silverman, our then President and Director. Our Board of Directors negotiated a severance agreement with Richard Sullivan under which he is to receive a one-time payment of 56.0 million shares of our common stock. In addition, stock options held by him exercisable for approximately 10.9 million shares of our common stock were re-priced. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. Richard Sullivan's severance agreement provides that the payment of shares and re-pricing of options provided for under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. His employment agreement required us to make payments of approximately $17.0 million to him, a portion of such payments of which could be made in either cash or stock, at our option.

         On March 21, 2003, Jerome C. Artigliere, our then Senior Vice President and Chief Operating Officer, resigned from such positions. Replacing Mr. Artigliere is Kevin H. McLaughlin, our President and Chief Operating Officer. Mr. McLaughlin had served most recently as the Chief Executive Officer of our majority-owned subsidiary, InfoTech USA, Inc. Under the terms of his severance agreement, Mr. Artigliere is to receive 4.8 million shares of our common stock. In addition, stock options held by him exercisable for approximately 2.3 million shares of our common stock were re-priced. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. Mr. Artigliere's severance agreement provides that the payment of shares and re-pricing of options provided under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. His employment agreement required us to make payments of approximately $1.5 million to Mr. Artigliere.

         As a result of the termination of Richard Sullivan's employment with us, a "triggering event" provision in the severance agreement we entered into with Garrett Sullivan, our former Vice Chairman of the Board (who is not related to Richard Sullivan), at the time of his ceasing to serve in such capacity in December 2001, has been triggered. We recently negotiated a settlement of our obligations under Garrett Sullivan's severance agreement that requires us to issue to him 7.5 million shares of our common stock on or before August 31, 2003.

         The terms of each of the severance agreements are subject to shareholder approval, in accordance with applicable Nasdaq rules, because the agreements (i) are deemed to be compensatory arrangements under which our common stock may be acquired by officers or directors, and (ii) in Richard Sullivan's case, it may result in his potentially holding more than 20% of the outstanding shares of our common stock following the issuance of the shares and exercise of options covered by his severance agreement. In connection with such shareholder approval, we also intend to seek shareholder approval of an increase in the number of authorized shares of our common stock.

         We intend to include proposals in our proxy statement for our 2003 annual meeting of shareholders to solicit shareholder approval of the terms of such agreements and the increase in the number of authorized shares of our common stock. Should shareholders not approve the terms of the severance agreements or we lack a sufficient number of authorized shares to effect the share issuances provided for by the severance agreements, our former executive officers and directors may take actions against us to enforce the terms of their employment agreements. Under such circumstances, there would be substantial doubt that we would be able to continue operations in the normal course of business. In such event, holders of our securities may face the loss of their entire investment.

         By virtue of the need to obtain shareholder approval of the terms of the severance agreements, the date by which we would otherwise have been obligated to file a registration statement covering the resale of the shares to be issued to our former executive officers and directors under their severance agreements has been extended and the filing of such registration statement will await the outcome of the shareholder vote.

         As a result of the terminations of Messrs. Sullivan and Artigliere, we have recorded severance expense of $22.0 million during the three-months ended March 31, 2003. This expense is reflected in our condensed consolidated financial statements for the three-months ended March 31, 2003, as selling, general and administrative expense and represents, in all material respects, the total amount due to these former officers and director and to Garrett Sullivan under their respective employment agreements.

         Effective May 9, 2003, Michael Zarriello joined our Board of Directors. Mr. Zarriello was most recently a Senior Managing Director of Jesup & Lamont Securities Corporation and served as President of Jesup and Lamont Merchant Partners LLC. Prior to that, he was Managing Director and Principal of Bear Stearns & Co., Inc. He has extension financial experience having served earlier in his career as Chief Financial Officer of the Principal Activities Group that invested the Bear Stearns & Co., Inc. capital in middle market companies, Chief Financial Officer of United States Leather Holdings, Inc. and Chief Financial Officer of Avon Products, Inc. Healthcare Division. He serves on the Audit Committee of the Board of Directors.

         Effective May 12, 2003, Kevin H. McLaughlin was appointed our President and Chief Operating Officer. Prior to his appointment as President, Mr. McLaughlin served as our Senior Vice President and Chief Operating Officer.

         BUSINESS SEGMENTS

         As a result of the merger of pre-merger Digital Angel and MAS, which occurred on March 27, 2002, the significant restructuring of our business during the past year and our emergence as an advanced technology development company, we have re-evaluated and realigned our reporting segments. Effective January 1, 2002, we began operating in three business segments: Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc., (formerly the segment known as SysComm International).

         Advanced Technology

         Our Advanced Technology segment represents those businesses that we believe will provide the necessary synergies, support and infrastructure to allow us to develop, promote and fully-integrate our life-enhancing technology products and services. This segment specializes in security-related data collection, value-added data intelligence and complex data delivery systems for a wide variety of end users including government agencies, commercial operations and consumers. Our VeriChip and Thermo Life products are included in the Advanced Technology segment.

         Digital Angel Corporation

         Our Digital Angel Corporation segment consists of the business operations of Digital Angel Corporation, our approximately 73.12% owned subsidiary and is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects. Before March 27, 2002, the business of Digital Angel Corporation was operated in four divisions: Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other. With the acquisition of MAS on March 27, 2002, Digital Angel Corporation re-organized into four new divisions: Animal Applications (formerly Animal Tracking), Wireless and Monitoring (a combination of the former Digital Angel Technology and the Digital Angel Delivery System segments), GPS and Radio Communications (formerly Radio Communications and Other), and Medical Systems (formerly Physician Call Center and Other). Medical Systems represents the business activity of the newly acquired MAS.

         InfoTech USA, Inc.

         Our InfoTech USA, Inc. segment consists of the business operations of our 52.5% owned subsidiary, InfoTech USA, Inc. This segment is a full service provider of Information Technology (IT) solutions and provides IT consulting, networking, procurement, deployment, integration, migration and security services and solutions. It also provides on-going system and networking maintenance services. During 2002, this segment continued its strategy of moving away from a product-driven systems integration business model to a customer-oriented IT solutions-based business model. It has further developed its deliverable IT solutions by adding new consulting and service offerings, and increasing the number of strategic alliances with outside technical services firms and manufacturers of high-end IT products.

         All Other

         Business units that were part of our continuing operations and that were closed or sold during 2001 and 2002 are reported as "All Other."

         The "Corporate/Eliminations" category includes all amounts recognized upon consolidation our subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporate/Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions. Included in "Corporate/Eliminations" for the three-months ended March 31, 2003, is a severance charge of $22.0 million associated with the termination of certain former officers and director. Included in "Corporate/Eliminations" for the three-months ended March 31, 2002, is a non-cash compensation charge of $18.7 million associated with pre-merger Digital Angel options, which were converted into options to acquire shares of MAS in connection with the merger of pre-merger Digital Angel and MAS.

Discontinued Operations

         On March 1, 2001, our Board of Directors approved a plan to sell Intellesale, Inc. and all of our other non-core businesses. The results of operations, financial condition and cash flows of Intellesale and all of our other non-core businesses have been reported as Discontinued Operations in our financial statements.

     RESULTS OF CONTINUING OPERATIONS

     The following table summarizes our results of operations as a percentage of net operating revenue for the three-month periods ended March 31, 2003 and 2002, and is derived from the unaudited consolidated statements of operations in Part I, Item 1 of this report.

                                                                                         RELATIONSHIP TO
                                                                                             REVENUE
                                                                             ----------------------------------------
                                                                                     THREE-MONTHS ENDED MARCH 31,
                                                                             ----------------------------------------
                                                                                       2003                2002
                                                                                       ----                ----
                                                                                         %                   %
                                                                                       ----                ----
Product revenue                                                                        83.7                81.7
Service revenue                                                                        16.3                18.3
                                                                             ----------------------------------------
Total revenue                                                                         100.0               100.0
Cost of goods sold                                                                     67.4                71.6
Cost of services sold                                                                  48.1                45.1
                                                                             ----------------------------------------
Total cost of goods and services sold                                                  64.3                66.7
                                                                             ----------------------------------------
Gross profit                                                                           35.7                33.2
Selling, general and administrative expense                                           117.4               102.5
Research and development                                                                4.8                 5.1
Depreciation and amortization                                                           2.5                 3.6
Interest income                                                                        (0.9)               (0.5)
Interest expense                                                                       18.4                 7.3
                                                                             ----------------------------------------
Loss from continuing operations before income taxes, minority interest, net loss on subsidiary stock issuances and merger transaction and equity in
  net loss of affiliate                                                              (106.5)              (84.8)
(Benefit) provision for income taxes                                                   (0.8)                0.4
                                                                             ----------------------------------------
Lossfrom continuing operations before minority interest, net loss on subsidiary stock issuances and merger transaction and equity in net
  loss of affiliate                                                                  (105.7)              (85.2)
Minority interest                                                                      (0.6)               (0.1)
Net loss on subsidiary stock issuances and subsidiary merger transaction                1.6                 1.4
Equity in net loss of affiliate                                                          --                 1.0
                                                                             ----------------------------------------
Loss from continuing operations                                                      (106.7)              (87.5)
(Loss) income from Discontinued Operations, net of income taxes                        (0.6)                2.4
                                                                              ----------------------------------------
Net loss                                                                             (107.3)              (85.1)
                                                                             ========================================

         REVENUE

         Revenue from continuing operations for the three-months ended March 31, 2003, decreased $3.1 million, or 11.0%, to $25.1 from $28.2 million for the three-months ended March 31, 2002.

         Revenue from continuing operations for the three-months ended March 31, 2003 and 2002, by segment was as follows:

                                                            THREE-MONTHS ENDED MARCH 31,
                                                                   (IN THOUSANDS)
                                    ---------------------------------------------------------------------------------
                                                        2003                                     2002
                                                        ----                                     ----
                                    ---------------------------------------------------------------------------------
                                       Product      Service        Total       Product       Service         Total
                                       -------      -------        -----       -------       -------         -----

     Advanced Technology               $ 8,332       $2,950      $11,282       $ 4,904        $3,616        $ 8,520
     Digital Angel Corporation          10,865          533       11,398         7,452           303          7,755
     InfoTech USA, Inc.                  1,934          600        2,534         9,694           811         10,505
     All Other                              --           --           --         1,013           375          1,388
     Corporate / Eliminations             (108)          --         (108)           --            51             51
                                    ---------------------------------------------------------------------------------
     Total                             $21,023       $4,083      $25,106       $23,063        $5,156        $28,219
                                    =================================================================================

         Advanced Technology's revenue increased $2.8 million for the three-months ended March 31, 2003, compared to the three-months ended March 31, 2002. Product revenue increased by $3.4 million, or 69.9%, and service revenue decreased by $0.7 million, or 18.4%. The increase in product revenue was due to an increase in government contract sales. We attribute the decrease in service revenue to a reduction in demand for our software and technology related services.

         Digital Angel Corporation's revenue increased $3.6 million for the three-months ended March 31, 2003, compared to the three-months ended
March 31, 2002. Product revenue increased by $3.4 million, or 45.8%, and service revenue increased by $0.2 million, or 75.9%. We attribute the increase in product sales primarily to an increase in sales to the fisheries industry customers. Additionally, a portion of the increase is due to depressed sales for the three-months ended March 31, 2002, and differences in timing of shipments. We attribute the increase in service revenue to the inclusion of MAS's revenue for the three-months ended March 31, 2003. We acquired MAS on March 27, 2002.

         InfoTech USA, Inc.'s revenue decreased $8.0 million for the three-months ended March 31, 2003, compared to the three-months ended March 31, 2002. Product revenue decreased by $7.8 million, or 80.0%, and service revenue decreased by $0.2 million, or 26.0%. We attribute the majority of the decrease in revenue to two large orders shipped during the three-months ended March 31, 2002. These sales to two customers were primarily product sales and were in excess of $5.3 million. The continued soft market for IT products also contributed to the decrease in revenue.

         All Other's revenue decreased $1.4 million, or 100.0%, for the three-months ended March 31, 2003, compared to the three-months ended March 31, 2002. The decrease was due to the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

     GROSS PROFIT AND GROSS PROFIT MARGIN

         Gross profit from continuing operations for the three-months ended March 31, 2003, decreased $0.4 million, or 4.4%, to $9.0 million from $9.4 million for the three-months ended March 31, 2002. Gross profit margin was 35.7% and 33.2% of revenue for the three-months ended March 31, 2003 and 2002, respectively.

         Gross profit from continuing operations during the three-months ended March 31, 2003 and 2002, by segment was as follows:

                                                                  THREE-MONTHS ENDED MARCH 31,
                                                                         (IN THOUSANDS)
                                          -------------------------------------------------------------------------------
                                                               2003                                    2002
                                                               ----                                    ----
                                          -------------------------------------------------------------------------------
                                             Product        Service         Total     Product      Service       Total
                                             -------        -------         -----     -------      -------       -----

     Advanced Technology                      $1,286        $1,769          $3,055     $1,611       $1,983       $3,594
     Digital Angel Corporation                 5,382           138           5,520      3,151           52        3,203
     InfoTech USA, Inc.                          277           211             488        960          405        1,365
     All Other                                    --            --              --        825          340        1,165
     Corporate / Eliminations                    (94)           --             (94)        --           51           51
                                          -------------------------------------------------------------------------------
     Total                                    $6,851        $2,118          $8,969     $6,547       $2,831       $9,378
                                          ==========================================  ===================================

         Gross profit margin from continuing operations during the three-months ended March 31, 2003 and 2002, by segment was as follows:

                                                                  THREE-MONTHS ENDED MARCH 31,
                                          -------------------------------------------------------------------------------
                                                               2003                                    2002
                                                               ----                                    ----
                                          -------------------------------------------------------------------------------
                                             Product        Service         Total     Product      Service       Total
                                             -------        -------         -----     -------      -------       -----
                                                %             %             %            %            %            %
                                                -             -             -            -            -            -
     Advanced Technology                      15.4           60.0            27.1       32.8         54.8         42.2
     Digital Angel Corporation                49.5           25.9            48.4       42.3         17.2         41.3
     InfoTech USA, Inc.                       14.3           35.2            19.3        9.9         49.9         14.1
     All Other                                  --             --              --       81.5         90.7         83.9
     Corporate / Eliminations                 87.0             --            87.0         --        100.0        100.0
                                        ---------------------------------------------------------------------------------
     Total                                    32.6           51.9            35.7       28.4         54.9         33.2
                                        ============================================  ===================================

         Advanced Technology's gross profit decreased $0.5 million for the three-months ended March 31, 2003, and gross profit margin decreased to 27.1% from 42.2% for the three-months ended March 31, 2002. We attribute the decrease in gross profit primarily to the decrease in software and technology related sales during the three-months ended March 31, 2003. We attribute the decrease in gross profit margin to a higher percentage of government contract revenue during the three-months ended March 31, 2003, as we achieve lower margins on these sales.

         Digital Angel Corporation's gross profit increased $2.3 million for the three-months ended March 31, 2003, and gross profit margin increased to 48.4% for the three-months ended March 31, 2003, from 41.3% for the three-months ended March 31, 2002. We attribute the increase in gross profit primarily to the previously mentioned sales increase. We attribute the increase in gross profit margin primarily to a higher-margin product mix associated with Animal Applications sales.

         InfoTech USA, Inc.'s gross profit decreased $0.9 million for the three-months ended March 31, 2003, and gross profit margin increased to 19.3% for the three-months ended March 31, 2003, from 14.1% for the three-months ended March 31, 2002. We attribute the decrease in gross profit to the overall decrease in revenue. We attribute the increase in gross profit margin primarily to our strategy to cease selling some of our lower-margin computer hardware and to focus more of our efforts on selling higher-margin products and technical services.

         All Other's gross profit decreased $1.2 million, or 100%, for the three-months ended March 31, 2003, compared to the three-months ended March 31, 2002. Gross margin percentage decreased to 0% for the three-months ended March 31, 2003, from 83.9% for the three-months ended March 31, 2002. The decrease in gross profit and margins resulted from the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half 2002.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expense from continuing operations was $29.5 million for the three-months ended March 31, 2003, an increase of $0.6 million, or 2.0%, from $28.9 million for the three-months ended March 31, 2002. As a percentage of total revenue, selling, general and administrative expense from continuing operations increased to 117.4% for the three-months ended March 31, 2003, from 102.5% for the three-months ended March 31, 2002.

         Selling, general and administrative expense from continuing operations for the three-months ended March 31, 2003 and 2002, by segments was as follows:

                                        THREE-MONTHS ENDED MARCH 31,
                                               (IN THOUSANDS)
                                      -------------------------------
                                            2003              2002
                                            ----              ----
Advanced Technology                      $ 2,273            $ 1,909
Digital Angel Corporation                  4,001              2,660
InfoTech USA, Inc.                           894              1,184
All Other                                     --                914
Corporate / Eliminations                  22,300             22,233
                                      -------------------------------
Total                                    $29,468            $28,900
                                      ===============================

         Selling, general and administrative expense from continuing operations as a percentage of revenue for the three-months ended March 31, 2003 and 2002, by segments was as follows:

                                        THREE-MONTHS ENDED MARCH 31,

                                      -------------------------------
                                          2003                2002
                                          ----                ----
                                           %                   %
                                           -                   -
Advanced Technology                       20.1                22.4
Digital Angel Corporation                 35.1                34.3
InfoTech USA, Inc.                        35.3                11.3
All Other                                   --                65.9
Corporate / Eliminations (1)              88.8                78.8
                                      -------------------------------
Total                                    117.4               102.5
                                      ===============================

(1) Corporate / Eliminations percentage has been calculated as a percentage of total revenue.

         Advanced Technology's selling general and administrative expense increased $0.4 million, or 19.1%, to $2.3 million for the three-months ended March 31, 2003, from $1.9 million for the three-months ended March 31, 2002. We attribute the increase primarily to $0.2 million of severance expense as a result of extending the expiration date of stock options to acquire VeriChip Corporation common stock in connection with the termination of one of our former officers during the three-months ended March 31, 2003, (additional severance expense associated with the termination of officers and director during the three-months ended March 31, 2003, is included in the "Corporate/Eliminations" segment below), and to costs associated with the VeriChip product, which we began marketing during the latter part of 2002. Selling, general and administrative expense decreased as a percentage of revenue due to the previously mentioned sales increase.

         Digital Angel Corporation's selling general and administrative expense increased $1.3 million, or 50.4%, to $4.0 million for the three-months ended March 31, 2003, from $2.7 million for the three-months ended March 31, 2002.
We attribute the increase primarily to expenses associated with the Animal Applications group, and with MAS, which were acquired on March 27, 2002. Selling, general and administrative expense as a percentage of revenue remained relatively constant at 35.1% for the three-months ended March 31, 2003, as compared to 34.3% for the three-months ended March 31, 2002.

         InfoTech USA, Inc.'s selling general and administrative expense decreased $0.3 million, or 24.5%, to $0.9 million for the three-months ended March 31, 2003, from $1.2 million for the three-months ended March 31, 2002. As a percentage of revenue, selling general and administrative expense increased to 35.3% of revenue for the three-months ended March 31, 2003, from 11.3% of revenue for the three-months ended March 31, 2002. We attribute the decrease primarily to headcount reduction, the elimination of expenses related to the Shirley, New York facility, which was sold in January 2002, and reduced commissions on lower sales and other cost control programs. The increase in selling, general and administrative expense as a percentage of revenue resulted from the decrease in sales for the three-months ended March 31, 2003.

         All Other's selling, general and administrative expense decreased
$0.9 million, or 100.0%, to $0.0 million for the three-months ended March 31, 2003, from $0.9 million for the three-months ended March 31, 2002. The decrease resulted from the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

         "Corporate / Eliminations" selling, general and administrative expense increased $0.1 million, or 0.3%, to $22.3 million for the three-months ended March 31, 2003, from $22.2 million for the three-months ended March 31, 2002. Included in selling, general and administrative expense for the three-months ended March 31, 2003, was severance expense of $21.8 million, which resulted from the termination of executive officers and director during the three-months ended March 31, 2003. (An additional $0.2 million of severance expense associated with these terminations is included in the Advance Technology segment's selling, general and administrative expense for the three-months ended March 31, 2003). Included in selling, general and administrative expense for the three-months ended March 31, 2002, was non-cash compensation expense resulting from the pre-merger Digital Angel and MAS merger, whereby options to acquire shares of pre-merger Digital Angel common stock were converted into options to acquire shares of MAS common stock. The transaction resulted in a new measurement date for the options and, as a result, we recorded non-cash compensation expense of approximately $18.7 million during the first quarter of 2002. As all of the option holders were our employees or directors, these options were considered fixed awards under APB Opinion No.
25 and expense was recorded for the intrinsic value of the options converted.

         In addition, we reversed approximately $1.0 million and incurred approximately $0.3 million of non-cash compensation expense for the three-months ended March 31, 2003 and 2002, respectively, due primarily to re-pricing 19.3 million stock options during 2001. The re-priced options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and fluctuations in the Company's common stock price result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited, modified or expired.

         Excluding the effects of the severance and non-cash compensation expense discussed above, "Corporate / Eliminations" decreased $1.7 million, or 53.1%, to $1.5 million for the three-months ended March 31, 2003, from the $3.2 million for the three-months ended March 31, 2002. The decrease resulted primarily from cost reduction programs initiated during 2002.

         RESEARCH AND DEVELOPMENT

         Research and development expense from continuing operations was $1.2 million and $1.4 million for the three-months ended March 31, 2003 and 2002, respectively. Research and development expense decreased to 4.8% of revenue for the three-months ended March 31, 2003, from 5.1% of revenue for the three-months ended March 31, 2002.

         Research and development expense from continuing operations during the three-months ended March 31, 2003 and 2002, by segments was as follows:

                                           THREE-MONTHS ENDED MARCH 31,
                                                  (IN THOUSANDS)
                                         --------------------------------
                                              2003              2002
                                              ----              ----
Advanced Technology                          $   55            $  117
Digital Angel Corporation                       911             1,331
InfoTech USA, Inc.                               --                --
All Other                                        --                --
Corporate/Eliminations                          235                --
                                         --------------------------------
Total                                        $1,201            $1,448
                                         ================================

         Research and development expense relates primarily to the development of our advanced technology products: Digital Angel, VeriChip, Thermo Life and Bio-Thermo.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense from continuing operations for the three-months ended March 31, 2003, decreased $0.4 million, or 37.6%, to $0.6 million from $1.0 million for the three-months ended March 31, 2002. As a percentage of revenue, depreciation and amortization expense decreased to 2.5% for the three-months ended March 31, 2003, from 3.6% for the three-months ended March 31, 2002.

         Depreciation and amortization expense from continuing operations during the three months ended March 31, 2003 and 2002, by segments was as follows:

                                           THREE-MONTHS ENDED MARCH 31,
                                                  (IN THOUSANDS)
                                         --------------------------------
                                              2003              2002
                                              ----              ----
Advanced Technology                           $ 69             $  105
Digital Angel Corporation                      434                735
InfoTech USA, Inc.                              55                 74
All Other                                       --                  9
Corporate/Eliminations                          68                 81
                                         --------------------------------
Total                                         $626             $1,004
                                         ================================

         Advanced Technology's depreciation and amortization expense decreased by $36,000, or 34.3%, to $69,000 for the three-months ended March 31, 2003, from $0.1 million for the three-months ended March 31, 2002. We attribute the decrease to fully depreciating certain assets during 2002 and our decision to limit our expenditures for property and equipment.

         Digital Angel Corporation's depreciation and amortization expense decreased by $0.3 million, or 41.0%, to $0.4 million for the three-months ended March 31, 2003, from $0.7 million for the three-months ended March 31, 2002. We attribute the decrease primarily to the exclusion of depreciation expense for a license to a digital encryption and distribution software system that Digital Angel Corporation impaired during the fourth quarter of 2002.

         InfoTech USA, Inc.'s depreciation and amortization expense decreased by $19,000, or 25.7%, to $55,000 for the three-months ended March 31, 2003, from $74,000 for the three-months ended March 31, 2002. We attribute the decrease primarily to the sale of the Shirley, New York facility during the three-months ended March 31, 2002.

         All Other's depreciation and amortization expense decreased due to the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

         INTEREST AND OTHER INCOME AND EXPENSE

         Interest and other income was $0.2 million and $0.1 million, for the three-months ended March 31, 2003 and 2002, respectively. Interest income is earned primarily from short-term investments and notes receivable.

         Interest expense was $4.6 million and $2.1 million for the three-months ended March 31, 2003 and 2002, respectively. The increase in interest expense resulted primarily from an increase in the interest rate charged by IBM Credit under the terms of the IBM Credit Agreement, which became effective on March 27, 2002.

         INCOME TAXES

         We had an effective (benefit) income tax rate of (0.7)% and 0.4% for the three-months ended March 31, 2003 and 2002, respectively. Differences in the effective income tax rate from the statutory federal income tax rate arise primarily from the recognition of net operating loss carryforwards and state taxes net of federal benefits.

RESULTS OF DISCONTINUED OPERATIONS

         On March 1, 2001, our Board of Directors approved a plan to offer for sale our Intellesale business segment and all of our other "non-core businesses". Accordingly, the operating results of these entities have been reclassified and reported as Discontinued Operations for all periods presented. As of March 1, 2002, we had sold or closed substantially all of the businesses classified as Discontinued Operations. There is one insignificant company remaining at March 31, 2003, which had combined revenue and net loss for the quarter ended March 31, 2003, of $7,000 million and $0.1 million, respectively. We anticipate selling or closing the remaining business within the next several months. We used the proceeds from the sales of companies classified as Discontinued Operations to repay amounts outstanding under the IBM Credit Agreement.

         During the three-months ended March 31, 2003, Discontinued Operations incurred a change in estimated operating losses accrued on the measurement date of $0.2 million. The primary reason for the increase in the estimated losses during the three-months ended March 31, 2003, was due to the operations of the one remaining business within this group. During the three-months ended March 31, 2002, we recorded a reduction of our estimated operating loss on disposal and operating losses during the phase out period of $0.7 million. This reduction was comprised primarily of an increase in the estimated loss on the sale of our 85% ownership in our Canadian subsidiary, Ground Effects Ltd., which was sold in January 2002, of $1.2 million, offset by a decrease in carrying costs as certain of these obligations were settled during the three-months ended March 31, 2002, for amounts less than previously anticipated. Carrying costs include the cancellation of facility leases, employment contract buyouts, sales tax liabilities and litigation reserves.

         We do not anticipate a further loss on sale of the remaining business comprising Discontinued Operations. However, actual losses could differ from our estimates and any adjustments will be reflected in our future financial statements.

         The following table sets forth the roll forward of the liabilities for estimated loss on sale and operating losses and carrying costs from December 31, 2002, through March 31, 2003.

                                                               Balance                                      Balance
Type of Cost                                              December 31,       Additions   Deductions       March 31,
                                                                  2002                                         2003
--------------------------------------------------------------------------------------------------------------------

Estimated loss on sale, net of change in
  estimated operating losses                                    $   --            $157         $157          $   --
Carrying costs                                                   4,908              --           23           4,885
                                                      --------------------------------------------------------------
Total                                                           $4,908            $157         $180          $4,885
                                                      ==============================================================

         LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

         As of March 31, 2003, cash and cash equivalents totaled $3.0 million, a decrease of $2.8 million, or 48.1%, from $5.8 million at December 31, 2002.

         Operating activities used cash of $3.7 million and provided cash of $2.5 million during the three-months ended March 31, 2003 and 2002, respectively. During the three-months ended March 31, 2003, an increase in cash held by note holder, an increase in accounts receivable, and purchases of inventory resulted in the use of cash from operating activities. During the three months ended March 31, 2002, cash was provided primarily by collections on accounts receivable and cash was used primarily to purchase inventory and for other assets.

         Accounts and unbilled receivables, net of allowance for doubtful accounts, increased by $2.6 million, or 15.6%, to $19.1 million at March 31, 2003, from $16.5 million at December 31, 2002. We attribute the increase primarily to a significant number of shipments made by Digital Angel Corporation during the month of March 2003.

         Inventory levels increased by $1.4 million, or 21.5%, to $7.8 million at March 31, 2003, from $6.4 million at December 31, 2002. We attribute the increase primarily to the accumulation of inventory by Digital Angel Corporation in anticipation of current year sales.

         Accounts payable increased by $2.5 million, or 25.5%, to $12.3 million at March 31, 2003, from $9.8 million at December 31, 2002, due primarily to an increase in inventory and improved cash management.

         Investing activities provided cash of $0.6 million and $5.8 million during the three-months ended March 31, 2003 and 2002, respectively. During the three-months ended March 31, 2003, $1.0 million was provided from the collection of notes receivable and $0.3 million was used to purchase property and equipment. During the three-months ended March 31, 2002, cash was provided primarily from collections of amounts due from buyers of divested subsidiaries of $2.6 million, proceeds from the sale of property and equipment of $2.5 million and proceeds from the sale of subsidiaries and business assets of $1.1 million. Partially offsetting the amounts provided were cash used by Discontinued Operations of $0.7 million and cash used to purchase property and equipment of $0.2 million.

         Financing activities provided cash of $0.4 million and used cash of $4.1 million during the three-months ended March 31, 2003 and 2002, respectively. The primary source of cash during the three-months ended March 31, 2003, was the proceeds of subsidiary stock issuance of $0.2 million and proceeds of the issuance of common stock of $0.1 million. During the three-months ended March 31, 2002, cash was used primarily to repay $3.6 million against notes payable and $1.1 million against long-term debt. Partially offsetting the use of cash during the three-months ended March 31, 2002, was cash of $0.9 million provided from the issuance of common shares.

         Debt, Covenant Compliance and Liquidity

         On March 1, 2002, we and the Digital Angel Trust, entered into the IBM Credit Agreement with IBM Credit, which became effective on March 27, 2002, the effective date of the merger between pre-merger Digital Angel and MAS. The principal amount outstanding had an annual rate of 17% and matured on February 28, 2003. If certain amounts were not repaid on or before February 28, 2003, the interest rate increased to an annual rate of 25%. On September 30, 2002, we entered into an amendment to the IBM Credit Agreement, which revised certain financial covenants relating to our financial performance and the financial position and performance of Digital Angel Corporation for the quarter ended September 30, 2002 and the fiscal year ending December 31, 2002. On November 1, 2002, we entered into another amendment to the IBM Credit Agreement, which further revised certain covenants relating to the financial performance of Digital Angel Corporation for the quarter ended September 30, 2002, and the fiscal year ending December 31, 2002. At September 30, 2002, we were in compliance with the revised covenants under IBM Credit Agreement, however, at December 31, 2003, we failed to maintain compliance with the revised financial performance covenant. In addition, as of March 31, 2003, and December 31, 2002, Digital Angel Corporation did not maintain compliance with certain financial covenants under its credit agreement with its lender, Wells Fargo Business Credit, Inc. (Wells Fargo). Well Fargo provided Digital Angel Corporation with waivers of such non-compliance. IBM did not provide a waiver.

         Under the terms of the IBM Credit Agreement we were required to repay IBM Credit $29.8 million of the $77.2 million outstanding principal balance owed to them plus $16.4 million of accrued interest and expenses (totaling approximately $46.2 million), on or before February 28, 2003. We did not make such payment by February 28, 2003 and on March 3, 2003, IBM Credit notified us that we had until March 6, 2003, to make the payment. Our failure to comply with the payment terms imposed by the IBM Credit Agreement and our failure to maintain compliance with the financial performance covenant constitute events of default under the IBM Credit Agreement. On March 7, 2003, we received a letter from IBM Credit declaring the loan in default and indicating that IBM Credit would exercise any and/or all of its remedies.

         On March 27, 2003, we announced that we had executed a forbearance agreement term sheet with IBM Credit. The Forbearance Agreement became effective on April 2, 2003 and grants us more favorable loan repayment terms and more time in which to meet our current obligations to IBM Credit. It contains various purchase rights for us to buy back our existing indebtedness from IBM Credit, including a one-time payment on or before June 30, 2003 of $30.0 million. Payment of this amount will constitute complete satisfaction of any and all of our obligations to IBM Credit. Provided there has not earlier occurred a "Termination Event," as defined in the Forbearance Agreement, at the end of the forbearance period, the provisions of the Forbearance Agreement shall become of no force and effect. At that time, if the repayment terms of the Forbearance Agreement are not met, IBM Credit shall be free to exercise and enforce, or to take steps to exercise and enforce, all rights, powers, privileges and remedies available to them under the IBM Credit Agreement, as a result of the payment and covenant defaults existing on March 24, 2003. If we are not successful in satisfying the payment obligations under the Forbearance Agreement or we do not comply with the terms of the Forbearance Agreement or the IBM Credit

Agreement, and IBM Credit were to enforce its rights against the collateral securing the obligations to IBM Credit, there would be substantial doubt that we would be able to continue operations in the normal course of business.

         Sources of Liquidity

         While we anticipate that our operations will provide positive cash flow during 2003, our operating activities did not provide positive cash flow during 2002 and 2001. In addition, during 2003, we are required to make substantial debt payments under the terms of the Forbearance Agreement with IBM Credit. Accordingly, there can be no assurance that we will have access to funds necessary to provide for our ongoing operations or to make the required debt payments. Our sources of liquidity may include proceeds from the sale of common stock and preferred shares, proceeds for the sale of businesses, proceeds from the sale of the Digital Angel Corporation common stock held in the Digital Angel Trust, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings. There can be no assurance however, that these options will be available, or if available, on favorable terms. Our capital requirements depend on a variety of factors, including but not limited to, repayment obligations under the IBM Credit Agreement, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions.

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

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the FASB issued SFAS No. 141, Business Combinations (FAS No. 141) and FAS No. 142, Goodwill and Other Intangible Assets (FAS
No. 142). FAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We adopted the provisions of each statement, which apply to goodwill and certain intangibles acquired prior to June 30, 2001, on January 1, 2002. The adoption of these standards had the impact of reducing our amortization of goodwill commencing January 1, 2002. There was no impairment of goodwill upon adoption of FAS No. 142. We recorded an impairment charge of $62.2 million based upon our annual review of our goodwill during the fourth quarter of 2002. Future impairment reviews may result in additional periodic write-downs.

         In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS No. 144). This standard supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supercede the provisions of APB Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from Discontinued Operations to be displayed in Discontinued Operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. This statement is effective for fiscal years beginning after December 15, 2001. We adopted this statement on January 1, 2002. The adoption of FAS No. 144 did not have a material impact on our operations or financial position.

         In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (FAS No. 145). FAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The adoption of FAS No. 145 did not have a material effect on our operations or financial position.

         In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS No. 146). This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. We adopted this statement on January 1, 2003. The adoption of FAS No. 146 did not have a material impact on our operations or financial position.

         In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123 (FAS No. 148). This Statement amends SFAS 123, Accounting for Stock-Based Compensation (FAS No. 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. We intend to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25. FAS No. 148's amendment of the transition and annual disclosure provisions of FAS No. 123 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions of FAS No. 148 effective December 31, 2002.

         FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

         RISK FACTORS

         You should carefully consider the risk factors listed below. These risk factors may cause our future earnings to be less or our financial condition to be less favorable than we expect. You should read this section together with the other information contained herein.

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

         This Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. All forward looking statements in this Form 10-Q are made only as of the date of this report, and we do not undertake any obligation to update these forward-looking statements even though circumstances may change in the future.

         Forward-looking statements include, but are not limited to:

             o our ability to raise the required funds to repay our obligations to IBM Credit Corporation (IBM Credit) by September 30, 2003;

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

         IF WE ARE NOT SUCCESSFUL IN SATISFYING THE PAYMENT OBLIGATIONS UNDER THE FORBEARANCE AGREEMENT OR WE DO NOT COMPLY WITH THE TERMS OF THE FORBEARANCE AGREEMENT OR THE IBM CREDIT AGREEMENT, THERE IS SUBSTANTIAL DOUBT THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN AND YOU ARE AT RISK OF LOSING YOUR ENTIRE INVESTMENT.

         Under the terms of the IBM Credit Agreement we were required to repay IBM Credit $29.8 million of the $77.2 million outstanding principal balance currently owed to them, plus $16.4 million of accrued interest and expenses (totaling approximately $46.2 million), on or before February 28, 2003. We did not make such payment by February 28, 2003. On March 3, 2003, IBM Credit notified us that we had until March 6, 2003, to make the payment. We did not make the payment on March 6, 2003, as required. Our failure to comply with the payment terms imposed by the IBM Credit Agreement and to maintain compliance with the financial performance covenant constitute events of default under the IBM Credit Agreement. On March 7, 2003, we received a letter from IBM Credit declaring the loan in default and indicating that IBM Credit would exercise any and/or all of its remedies.

         On March 27, 2003, we announced that we had executed a forbearance agreement term sheet with IBM Credit. The Forbearance Agreement was executed on April 2, 2003, and grants us more favorable loan repayment terms and more time in which to meet our current obligations to IBM Credit. It contains various purchase rights for us to buy back our existing indebtedness from IBM Credit, including a one-time payment on or before June 30, 2003 of $30 million. Payment of this amount will constitute complete satisfaction of any and all of our obligations to IBM Credit. Provided that there has not earlier occurred a "Termination Event," as defined in the Forbearance Agreement, at the end of the forbearance period, the provisions of the Forbearance Agreement shall become of no force and effect. At that time, if the repayment terms of the Forbearance Agreement are not met, IBM Credit shall be free to exercise and enforce, or to take steps to exercise and enforce, all rights, powers, privileges and remedies available to them under the IBM Credit Agreement, as a result of the payment and covenant defaults existing on March 24, 2003. If we are not successful in satisfying the payment obligations under the Forbearance Agreement or we do not comply with the terms of the Forbearance Agreement or the IBM Credit Agreement, IBM Credit will enforce its rights against the collateral securing the obligations to IBM Credit and, as a result there would be substantial doubt that we would be able to continue as a going concern and you are at risk of losing your entire investment.

         OUR FAILURE TO REMAIN CASH FLOW POSITIVE ON A CONSOLIDATED BASIS SUBSEQUENT TO MAY 2, 2003, WILL RESULT IN A TERMINATION EVENT AS DEFINED UNDER THE FORBEARANCE AGREEMENT ALLOWING IBM CREDIT TO IMMEDIATELY EXERCISE ITS RIGHTS AND REMEDIES UNDER THE TERMS OF THE IBM CREDIT AGREEMENT.

         Beginning on May 2, 2003, we have been able to provide for our operating expenses with funds provided by our business operations as required under the Forbearance Agreement. However, if we fail to maintain a positive cash flow from operations at all times subsequent to May 2, 2003, it would result in a "Termination Event," as defined in the Forbearance Agreement, and IBM Credit shall be free to exercise and enforce, or to take steps to exercise and enforce, all rights, powers, privileges and remedies available to them under the IBM Credit Agreement.

         OUR FAILURE TO OBTAIN ADDITIONAL FUNDING WILL HAVE A SUBSTANTIAL NEGATIVE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The IBM Credit Agreement prohibits us from borrowing funds from other lenders without IBM Credit's approval and does not provide for additional funding. Accordingly, there can be no assurance that we will have access to funds necessary to provide for our ongoing operating expenses. Failure to obtain additional funding will have a material adverse effect on our business, financial condition and results of operations.

         See the risk factor entitled, "If we are not successful in satisfying the payment obligations under the Forbearance Agreement or we do not comply with the terms of the Forbearance Agreement or the IBM Credit Agreement, there is substantial doubt that we will be able to continue as a going concern."

         IF WE ARE REQUIRED TO SELL THE SHARES HELD IN THE DIGITAL ANGEL TRUST, IT WILL HAVE A SUBSTANTIAL NEGATIVE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         According to the terms of the trust agreement for the Digital Angel Trust, if the amounts we owe IBM Credit are not paid when due, or if we otherwise default under the Forbearance Agreement or the IBM Credit Agreement, IBM Credit will have the right to require that the shares of the Digital Angel Corporation common stock held in the Digital Angel Trust be sold to provide funds to satisfy our obligations to IBM Credit. We have agreed under the terms of the Forbearance Agreement that the Digital Angel Trust will immediately engage an investment bank to pursue the sale of the 19,600,000 shares of Digital Angel Corporation common stock that are currently held in the Digital Angel Trust. All proceeds from the sale of the Digital Angel Corporation common stock will be applied to the loans and other obligations to satisfy certain obligations to IBM Credit, in the event that the Company has not satisfied its purchase rights by September 30, 2003.

         If we are required to sell the shares held in the Digital Angel Trust for an amount less than our current book value, we would incur a significant non-cash charge and our financial position and operating results would be materially adversely effected.

         In addition, under the terms of the employment agreement dated March 8, 2002, as amended, by and between Digital Angel Corporation and Randolph K. Geissler (the President and Chief Executive Officer of Digital Angel Corporation), a "change in control" occurs under that employment agreement if any person becomes the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of securities of Digital Angel Corporation representing 20% or more of the combined voting power of the then outstanding shares of common stock. Therefore, if the Digital Angel Trust were required to sell more than approximately 5.3 million shares of Digital Angel Corporation's common stock, such sale would constitute a change in control under the employment agreement with Mr. Geissler. Upon the occurrence of a change in control, Mr. Geissler, at his sole option and discretion, may terminate his employment with Digital Angel Corporation at any time within one year after such change in control upon 15 days' notice. In the event of such termination, the employment agreement provides that Digital Angel Corporation must pay to Mr. Geissler a severance payment equal to three times the base amount as defined in Section 280G(b)(3) of the Internal Revenue

Code of 1986, as amended ("Code") minus $1.00 (or a total of approximately $750,000), which would be payable no later than one month after the effective date of Mr. Geissler's termination of employment. In addition, upon the occurrence of a change of control under the employment agreement, all outstanding stock options held by Mr. Geissler would become fully exercisable.

         The employment agreement also provides that upon:

             o    a change of control;

             o the termination of Mr. Geissler's employment for any reason other than due to his material default under the employment agreement; or

             o if he ceases to be Digital Angel Corporation's President and Chief Executive Officer for any reason other than termination due to his material default under the employment agreement, within 10 days of the occurrence of any such events, Digital Angel Corporation is to pay to Mr. Geissler $4,000,000. Digital Angel Corporation may pay such amount in cash or in its common stock or with a combination of cash and common stock. The employment agreement also provides that if the $4,000,000 is paid in cash and stock, the amount of cash paid must be sufficient to cover the tax liability associated with such payment, and such payment shall otherwise be structured to maximize tax efficiencies to both Digital Angel Corporation and Mr. Geissler.

         Also, effective October 30, 2002, Digital Angel Corporation entered into a Credit and Security Agreement with Wells Fargo. The Credit and Security Agreement provides that a "change in control" under that agreement results in a default. A change in control is defined as either Mr. Geissler ceasing to actively manage Digital Angel Corporation's day-to-day business activities or the transfer of at least 25% of the outstanding shares of Digital Angel Corporation's common stock. Also, if Digital Angel Corporation owes Mr. Geissler $4,000,000 under his employment agreement, the obligation would most likely result in a breach of Digital Angel Corporation's financial covenants under the Credit and Security Agreement. If these defaults occurred and were not waived by Wells Fargo, and if Wells Fargo were to enforce these defaults under the terms of the Credit and Security Agreement and related agreements, Digital Angel Corporation's and the Company's business and financial condition would be materially and adversely affected, and it may force Digital Angel Corporation to cease operations.

         WE ARE REQUIRED TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN CONNECTION WITH SEVERANCE AGREEMENTS WITH OUR FORMER EXECUTIVE OFFICERS AND DIRECTORS AND, AS A RESULT, YOUR INVESTMENT IN OUR COMMON STOCK WILL BE FURTHER DILUTED.

         On March 21, 2003, we entered into severance agreements with Richard J. Sullivan, our then Chairman of the Board of Directors and Chief Executive Officer, and Jerry C. Artigliere, our then Senior Vice President and Chief Operating Officer. The severance agreements provide for the payment of 56.0 million and 4.75 million shares of our common stock to Richard Sullivan and Jerome Artigliere, respectively. In addition, stock options held by Richard Sullivan and Jerome Artigliere, which were exercisable for approximately 10.9 and 2.3 million shares of our common stock, respectively, were re-priced. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. As a result of the termination of Richard Sullivan's employment with the Company, a "triggering event" provision in the severance agreement we entered into with Garrett Sullivan, our former Vice Chairman of the Board (who is not related to Richard Sullivan), at the time of Garrett Sullivan's ceasing to serve in such capacity in December 2001, has been triggered. We recently negotiated a settlement of our obligations under Garrett Sullivan's severance agreement that requires us to issue to him 7.5 million shares of our common stock on our before August 31, 2003. The issuance of these shares to our former executive officers and directors, which is subject to shareholder approval, and the exercise of the re-priced options, will result in an increase in the total number of our shares outstanding and may result in investors experiencing a dilution in the net tangible book value per share of our common stock.

         IF SHAREHOLDERS DO NOT APPROVE THE TERMS OF THE SEVERANCE AGREEMENTS WITH OUR FORMER EXECUTIVE OFFICERS AND DIRECTORS OR WE LACK A SUFFICIENT NUMBER OF AUTHORIZED SHARES OF COMMON STOCK TO EFFECT THE SHARE ISSUANCES PROVIDED FOR BY SUCH SEVERANCE AGREEMENTS, OUR FORMER EXECUTIVE OFFICERS AND DIRECTORS MAY TAKE ACTION TO ENFORCE THEIR RIGHTS UNDER THEIR EMPLOYMENT AGREEMENTS WITH US. THIS COULD RESULT IN OUR BEING UNABLE TO CONTINUE OPERATIONS IN THE NORMAL COURSE OF BUSINESS.

         The severance agreements entered into with our former executive officers and directors provide for their receipt of shares of our common stock and re-priced options in lieu of all future compensation and other benefits that would have been owed to them under their employment agreements. The employment agreements required us to make payments in the aggregate amount of approximately $22.0 million. The terms of each of the severance agreements are subject to shareholder approval, in accordance with applicable Nasdaq rules, because the agreements (i) are deemed to be compensatory arrangements under which our common stock may be acquired by officers or directors, and (ii) in Richard Sullivan's case, it may result in his potentially holding more than 20% of the outstanding shares of our common stock following the issuance of the shares and exercise of options covered by his severance agreement. We intend to include proposals in our proxy statement for our 2003 annual meeting of shareholders to solicit shareholder approval of the terms of such agreements, as well as an increase in the number of authorized shares of our common stock, which may be necessary to effect the share issuances under the severance agreements. Should shareholders not approve the terms of the severance agreements or we lack a sufficient number of authorized shares of common stock to effect the share issuances provided under such agreements, our former officers and directors may take actions against us to enforce the terms of their employment agreements. Under such circumstances, there would be substantial doubt that we would be able to continue operations in the normal course of business. In such event, holders of our securities may face the loss of their entire investment.

         WE CANNOT BE CERTAIN OF FUTURE FINANCIAL RESULTS.

         We incurred losses of $26.8 million, $113.9 million, $198.1 million and $29.2 million from continuing operations for the three-months ended March 31, 2003, and the years ended December 31, 2002, 2001 and 2000, respectively. Our business plan depends on our attaining and maintaining profitability; however, we cannot predict whether we will be profitable in the future. Our profitability depends on many factors, including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market new products and technologies. As of March 31, 2003, we reported no revenues from the sale of our Bio Thermo(TM), ThermoLife(TM) and VeriChip products and we have had minimal sales of our Digital Angel product. We can give no assurance that we will be able to achieve profitable operations. In addition, if we fail to experience profits within the time frame expected by investors, this could have a detrimental effect on the market price of our common stock and there would be substantial doubt that we would be able to continue operations in the normal course of business.

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

         In addition, the stock market in general, and stocks of technology companies in particular, have often experienced extreme price and volume fluctuations. This volatility is often unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Declines in the market price of our common stock could also harm employee morale and retention, our access to capital, and other aspects of our business. If our stock price is volatile, we may be the target of additional securities litigation, which is costly and time-consuming to defend. Because of recent periods of volatility in the market price of our securities, we face a heightened risk of securities class action litigation. In March 2003, we settled subject to court approval a purported securities fraud class action, which was filed against us and one of our directors. While the class action was tentatively settled in March 2003, additional litigation of this type could result in substantial costs and a diversion of management's attention and resources, which could significantly harm our business operations and financial condition.

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

         WE WERE RECENTLY DELISTED FROM THE NASDAQ NATIONAL MARKET, LISTED ON THE NASDAQ SMALLCAP MARKET, AND CANNOT PROVIDE ASSURANCES THAT WE WILL BE ABLE TO MAINTAIN OUR LISTING ON THE NASDAQ SMALLCAP MARKET.

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

         IF WE ARE REQUIRED TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN CONNECTION WITH PRIOR ACQUISITIONS, YOUR INVESTMENT IN OUR COMMON STOCK WILL BE FURTHER DILUTED. IN ADDITION, WE MAY ISSUE ADDITIONAL SECURITIES WHICH WOULD DILUTE THE VALUE OUR COMMON STOCK.

         As of May 9, 2003, there were 289,396,988 shares of our common stock outstanding. Since January 1, 2001, we have issued a net aggregate of 187,910,287 shares of common stock, of which 97,261,634 shares were issued in connection with acquisitions of businesses and assets and 64,810,635 shares were issued upon conversion of our Series C preferred stock. We have effected, and will likely continue to effect, acquisitions or contract for services through the issuance of common stock or our other equity securities. In addition, we have agreed to future earnout and "price protection" provisions in prior acquisition and other agreements, which may result in additional shares of common stock being issued.

         Certain events over which you will have no control could result in the issuance of additional shares of our common stock, which could dilute the value of your shares of common stock. We may issue additional shares of common stock:

             o    to raise additional capital;

             o upon the exercise of outstanding options and stock purchase warrants or additional options and warrants issued in the future;

             o    in connection with severance agreements;

             o in connection with loans or other capital raising transactions; and

             o    in connection with acquisitions of other businesses or assets.

         As of May 7, 2003, there were outstanding warrants and options to acquire up to 37,124,926 additional shares of our common stock. If exercised, these securities could dilute the value of the shares of common stock. In addition, we have the authority to issue up to a total of 435,000,000 shares of common stock and up to 5,000,000 shares of preferred stock without further stockholder approval, including shares, which could be convertible into our common stock, subject to applicable SmallCap requirements for issuing additional shares of stock. Were we to issue any such shares, including the 50,000,000 shares being offered under our Registration Statement on Form S-1 (File No. 333-102165) which became effective on May 6, 2003, or enter into any other financing transactions, the terms may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of our common stock.

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

         WE DEPEND ON A SINGLE PRODUCTION ARRANGEMENT WITH RAYTHEON CORPORATION FOR OUR PATENTED SYRINGE-INJECTABLE MICROCHIPS WITHOUT THE BENEFIT OF A FORMAL WRITTEN AGREEMENT, AND THE LOSS OF OR ANY SIGNIFICANT REDUCTION IN THE PRODUCTION COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

         We rely solely on a production arrangement with Raytheon Corporation for the manufacture of our patented syringe-injectable microchips that are used in all of our implantable electronic identification products, but we do not have a formal written agreement with Raytheon. Raytheon utilizes our proprietary technology and our equipment in the production of our syringe-injectable microchips. The termination, or any significant reduction, by Raytheon of the assembly of our microchips or a material increase in the price charged by Raytheon for the assembly of our microchips could have an adverse effect on our financial condition and results of operations. In addition, Raytheon may not be able to produce sufficient quantities of the microchips to meet any significant increased demand for our products or to meet any such demand on a timely basis. Any inability or unwillingness of Raytheon to meet our demand for microchips would require us to utilize an alternative production arrangement and remove our automated assembly production machinery from the Raytheon facility, which would be costly and could delay production. Moreover, if Raytheon terminates our production arrangement, we cannot ensure that the assembly of our microchips from another source would be on comparable or acceptable terms. The failure to make such an alternative production arrangement could have an adverse effect on our business.

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

         WE MAY NOT PREVAIL IN ONGOING LITIGATION AND MAY BE REQUIRED TO PAY SUBSTANTIAL DAMAGES.

         In addition to the litigation described in this Form 10-Q under the Section Legal Proceedings, we are party to various legal actions as either plaintiff or defendant in the ordinary course of business. While we believe that the final outcome of these proceedings will not have a material adverse effect on our financial position, cash flows or results of operations, we cannot assure the ultimate outcome of these actions and the estimates of the potential future impact on our financial position, cash flows or results of operations for these proceedings could change in the future. In addition, we will continue to incur additional legal costs in connection with pursuing and defending such actions.

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

         OUR SUCCESS DEPENDS ON OUR ABILITY TO SELL INCREASING QUANTITIES OF OUR PRODUCTS.

         Our success currently depends primarily upon our ability to successfully market and sell increasing quantities of our products. Our ability to successfully sell increasing quantities of our products will depend significantly on increased market acceptance of our products. Our failure to sell our products would have a material adverse effect on us. Unfavorable publicity concerning our products or technology also could have an adverse effect on our ability to obtain regulatory approvals and to achieve acceptance by intended users any of which would have a material adverse effect on us.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Digital Angel Corporation has a foreign subsidiary operating in the United Kingdom. Our United States companies may export and import to and from other countries. Our operations may therefore be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 14(c) and 15d - 14(c)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, they have concluded that the Company's current disclosure controls and procedures are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)      Changes in Internal Controls

         There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to March 13, 2003, the date of evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We, and certain of our subsidiaries, are parties to various legal actions as either plaintiff or defendant and accordingly, have recorded certain reserves in our financial statements as of March 31, 2003. In our opinion, these proceedings are not likely to have a material adverse affect on our financial position, our cash flows or our overall trends in results. The estimate of the potential impact on our financial position, our overall results of operations or our cash flows for these proceedings could change in the future.

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

         During the quarter ended March 31, 2002, 510 Ryerson Road Inc. filed a lawsuit against us and one of our subsidiaries in connection with a lease for a facility that we vacated prior to the expiration of the lease and which is no longer in use. The trial date, originally set for December 2002, has been postponed until July 2003.

         In May 2002, a purported securities fraud class action was filed against us and one of our directors. In the following weeks, fourteen virtually identical complaints were consolidated into a single action, In re Applied Digital Solutions Litigation, which was filed in the United States District Court for the Southern District of Florida. In March 2003, we entered into a memorandum of understanding to settle the pending lawsuit. The settlement of $5.6 million will be entirely covered by proceeds from insurance, and is subject to approval by the District Court and review by an independent special litigation committee.

         In July 2002, SRZ Trading LLC filed a derivative complaint in the Circuit Court of Cole County, Missouri against us, and several of our officers and directors. The Missouri action was voluntarily dismissed and re-filed in federal court in the Southern District of Florida. The Florida action was voluntarily dismissed with prejudice in February 2003.

         On May 29, 2001, Janet Silva, individually and as Guardian ad Litem for Jonathan Silva, a minor, and the Estate of Clarence William Silva, Jr. (collectively, "Plaintiffs") filed suit against Customized Services Administrators, Incorporated ("CSA"), Pricesmart, Inc. ("Pricesmart"), Commercial Union Insurance Company ("Commercial Union"), CGU Insurance Group, and Digital Angel Corporation (collectively the "Defendants") in the Superior Court of the State of California in and for the County of Santa Clara. The allegations of the complaint arise from a vacation guarantee insurance policy (the "Insurance Contract") allegedly purchased by Plaintiffs from Defendants on March 6, 2000. The complaint alleges, among other things, that Defendants breached the Insurance Contract, defrauded Plaintiffs, acted in bad faith, and engaged in deceptive and unlawful business practices, resulting in the wrongful death of Clarence William Silva, Jr. (the "Deceased") and the intentional infliction of emotional distress on Plaintiffs. The complaint seeks the cost of funeral and burial expenses of the Deceased and amounts constituting the loss of financial support of the Deceased, general damages, attorney's fees and costs, and exemplary damages. CSA has filed a cross-claim against Digital Angel Corporation alleging that Digital Angel Corporation should be held liable for any liability that CSA may have to Plaintiffs. Digital Angel Corporation has denied the allegations of the complaint and the CSA cross-claim and is vigorously contesting all aspects of this action.

ITEM 2.  CHANGES IN SECURITIES

         Recent Sales of Unregistered Securities

         The following table lists all unregistered securities sold by the Company between January 1, 2003, and March 31, 2003. These shares were issued in for settlement of debt for services performed. These shares were issued without registration in reliance upon the exemption provided by
Section 4(2) of the Securities Act of 1933, as amended, or Rule 506 of Regulation D promulgated thereunder.

NAME/ENTITY/NATURE             DATE OF SALE    AGGREGATE AMOUNT   NUMBER OF   NOTE     ISSUED FOR      NUMBER OF
                                               OF CONSIDERATION    PERSONS                              COMMON
                                                                                                        SHARES
-----------------------------------------------------------------------------------------------------------------
Integral, Inc.                 February 2003        $68,000           1        1       Settlement       170,000
                                                                                                      -----------
Total                                                                                                   170,000
                                                                                                      ===========

1. Represents shares issued in connection with the settlement of a debt for services performed, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that shares were acquiring for investment and not for resale, and that the shares much be held until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted. Norman W. Gorin, Chief Financial Officer, has sole voting and dispositive power with respect to the shares held by Integral, Inc.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Under the terms of the IBM Credit Agreement we were required to repay IBM Credit $29.8 million of the $77.2 million outstanding principal balance currently owed to them, plus $16.4 million of accrued interest and expenses (totaling approximately $46.2 million), on or before February 28, 2003. We did not make such payment by February 28, 2003. On March 3, 2003, IBM Credit notified us that we had until March 6, 2003, to make the payment. We did not make the payment on March 6, 2003, as required. Our failure to comply with the payment terms imposed by the IBM Credit Agreement and to maintain compliance with the financial performance covenant constitute events of default under the IBM Credit Agreement. On March 7, 2003, we received a letter from IBM Credit declaring the loan in default and indicating that IBM Credit would exercise any and/or all of its remedies. The total amount of principal and interest due to IBM Credit at March 31, 2003, was $92.1 million.

         On March 27, 2003, we announced that we had executed a forbearance agreement term sheet with IBM Credit. The Forbearance Agreement became executed on April 2, 2003, and grants us more favorable loan repayment terms and more time in which to meet our current obligations to IBM Credit. It contains various purchase rights for us to buy back our existing indebtedness from IBM Credit, including a one-time payment on or before June 30, 2003 of $30 million. Payment of this amount will constitute complete satisfaction of any and all of our obligations to IBM Credit. Provided that there has not earlier occurred a "Termination Event," as defined in the Forbearance Agreement, at the end of the forbearance period, the provisions of the Forbearance Agreement shall become of no force and effect. At that time, if the repayment terms of the Forbearance Agreement are not met, IBM Credit shall be free to exercise and enforce, or to take steps to exercise and enforce, all rights, powers, privileges and remedies available to them under the IBM Credit Agreement, as a result of the payment and covenant defaults existing on March 24, 2003. If we are not successful in satisfying the payment obligations under the Forbearance Agreement or we do not comply with the terms of the Forbearance Agreement or the IBM Credit Agreement, IBM Credit will enforce its rights against the collateral securing the obligations to IBM Credit and, as a result there would be substantial doubt that we would be able to continue as a going concern.

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

                   (iv) On March 10, 2003, we filed a Current Report
                  on Form 8-K, which reported that we had
                  conditionally settled the pending and consolidated shareholder class action lawsuit.

                  (v) On March 27, 2003, we filed a Current Report on Form 8-K announcing that we had agreed to the terms of a Forbearance Agreement with IBM Credit, that Richard J. Sullivan retired effective March 21, 2003, and that Scott R. Silverman had assumed the titles of Chairman and Chief Executive Officer.

                  (vi) On April 3, 2003, we filed a Current Report on Form 8-K, which contained our earning release dated April 1, 2003.

                                  SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      APPLIED DIGITAL SOLUTIONS, INC.
                                      (Registrant)

Dated: May 14, 2003                   By: /S/ EVAN C. MCKEOWN
                                         ------------------------------------
                                                   Evan C. McKeown
                                            Senior Vice President, Chief
                                                  Financial Officer

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

Date: May 14, 2003

/s/ Scott R. Silverman
Scott R. Silverman
Chairman and Chief Executive Officer

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

Date: May 14, 2003

/s/ Evan C. McKeown
Evan C. McKeown
Senior Vice President and Chief Financial Officer

                                  EXHIBITS

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

  10.21 Amendment to The Third Amended and Restated Term Credit Agreement dated as of September 30, 2002, amending certain financial covenants under the Third Amended and Restated Term Credit Agreement (incorporated herein by reference to Exhibit 10.21 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on November 5, 2002)

  10.22 Amendment to The Third Amended and Restated Term Credit Agreement dated as of November 1, 2002, amending certain financial covenants under the Third Amended and Restated Term Credit Agreement (incorporated herein by reference to Exhibit 10.22 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on November 5,
         2002)

  10.23 Warrant Agreement between Applied Digital Solutions, Inc. and IBM Credit Corporation dated August 21, 2002 (incorporated herein by reference to Exhibit 10.21 to the registrant's Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on August 27, 2002)

  10.24 Warrant Agreement between VeriChip Corporation and IBM Credit Corporation dated August 21, 2002 (incorporated herein by reference to Exhibit 10.22 to the registrant's Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on August 27,
         2002)

  10.25 Agreement of Settlement and Release by and between Applied Digital Solutions, Inc. and John G. Ballenger, Christopher J. Ballenger and Frederick M. Henschel, dated July 17, 2002 (incorporated herein by reference to Exhibit 10.23 to the registrant's Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on August 27, 2002)

  10.26 Amendment to Agreement of Settlement and Release by and between Applied Digital Solutions, Inc. and John G. Ballenger, Christopher
         J. Ballenger and Frederick M. Henschel, dated August 23, 2002 (incorporated herein by reference to Exhibit 10.24 to the registrant's Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on August 27, 2002)

  10.27 Summary of Terms and Conditions setting forth the terms and conditions of the Forbearance Agreement among IBM Credit LLC, Applied Digital Solutions, Inc., Digital Angel Share Trust, and their applicable subsidiaries (if any) dated March 24, 2003 (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Commission on March 27, 2002)

  10.28 Forbearance Agreement, Consent and Amendment, dated as of April 2, 2003, with respect to the Third Amended and Restated Credit Agreement, dated as of March 1, 2002 and amended as of September 30, 2002 and November 1, 2002 (as amended, supplemented, restated or otherwise modified through the date hereof, the "Credit Agreement"), among IBM Credit LLC, a Delaware limited liability company, formerly IBM Credit Corporation ("IBM Credit"), Applied Digital Solutions, Inc., a Missouri corporation ("ADS" or the "Tranche B Borrower"), Digital Angel Share Trust, a Delaware statutory business trust (in such capacity, the "Trust"; in its capacity as a Borrower, the "Tranche A Borrower"; and together with the Tranche B Borrower, the "Borrowers") and the other Loan Parties party thereto (incorporated herein by reference to Exhibit 10.27 to the registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on April 11, 2003)

  10.29 Letter Agreement between Applied Digital Solutions, Inc. and R. J. Sullivan (incorporated herein by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed with the Commission on March 27, 2002)*

  10.30 Letter Agreement between Applied Digital Solutions, Inc. and J. C. Artigliere (incorporated herein by reference to Exhibit 10.29 to the registrant's Annual Report on Form 10-K filed with the Commission on March 31, 2003)*

  10.31 Placement Agency Agreement by and between Applied Digital Solutions, Inc. and J.P. Carey Securities Inc. (incorporated herein by reference to Exhibit 10.31 to the registrant's
         Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on April 17,
         2003)

   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

   99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

-------
*     -Management contract or compensatory plan.
**    -Filed herewith