Form 10-K/A
period 2002-12-31
APPLIED DIGITAL SOLUTIONS INC
filed 2003-06-03
CIK 924642

    As filed with the Securities and Exchange Commission on June 3, 2003

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                           ----------------------

                              FORM 10-K/A NO. 2


                      FOR ANNUAL AND TRANSITION REPORTS

                   PURSUANT TO SECTIONS 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

      AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED
                              DECEMBER 31, 2002


                                 (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2002
                                     OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

            For the transition period from           to
                                           ---------    ---------


                       COMMISSION FILE NUMBER: 0-26020

                       APPLIED DIGITAL SOLUTIONS, INC.
           (Exact name of registrant as specified in its charter)


             MISSOURI                                         43-1641533
---------------------------------                        -------------------
(STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

400 ROYAL PALM WAY, SUITE 410, PALM BEACH, FLORIDA                   33480
----------------------------------------------------------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP-CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (561) 805-8000

                              EXPLANATORY NOTE

         The undersigned Registrant hereby amends the following item of its Annual Report on Form 10-K for the year ended December 31, 2002, filed by the Registrant on March 31, 2003, as amended on April 4, 2003, to include in
Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters disclosure regarding Securities Authorized for Issuance Under Equity Compensation Plans.

                                  PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         OWNERSHIP OF EQUITY SECURITIES

         The following table sets forth information regarding beneficial ownership our common stock by each director and by each executive officer named in the summary compensation table and by all the directors and executive officers as a group as of March 24, 2002:

                                                                      --------------------------------
                                                                         Number of
                                                                         Shares of        Percent of
                                                                       Common Stock      Common Stock
                                                                       Beneficially      Beneficially
                      Name of Beneficial Owner                           Owned (1)           Owned
--------------------------------------------------------------------- --------------------------------
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

         PRINCIPAL STOCKHOLDER

         Set forth in the table below is information as of March 24, 2003, with respect to persons known to us (other than the directors and executive officers shown in the preceding table) to be the beneficial owners of more than five percent of our issued and outstanding common stock:

      Name and Address             Number of Shares         Percent Of Class
                                  Beneficially Owned
-----------------------------  ------------------------  ----------------------

   Richard J. Sullivan (1)          69,633,852 (2)               19.3%


  (1) Pursuant to the terms of Mr. Sullivan's severance agreement dated March 24, 2003, and subject to shareholder approval, Mr. Sullivan will be issued 56.0 million shares of our common stock on or before December 31, 2003. These shares have been reflected as part of Mr. Sullivan's beneficially owned shares at March 24, 2003.

  (2) Includes 10,885,000 stock options owned by Mr. Sullivan and 700,000 stock options and 5,000 shares of common stock owned by Mr. Sullivan's wife. Also, includes 259,598 shares owned by The Bay Group and 367,177 shares owned by Great Bay Technology, Inc. Mr. Sullivan controls The Bay Group and Great Bay Technology, Inc.

         CHANGES IN CONTROL

         Except as provided with respect to the IBM Credit Agreement and related forbearance agreement, there are no arrangements known to us, including any pledge of our securities by any person, the operation of which may at a subsequent date result in a change in control us.

         SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         During 2002, the Company granted 10,126,000 options under its 1999 Flexible Stock Plan and 1996 Non-Qualified Stock Option Plan. As of December 31, 2002, the following shares of the Company's common stock were authorized for issuance under the Company's equity compensation plans:

         EQUITY COMPENSATION PLAN INFORMATION

                                          (a)                     (b)                    (c)
Plan Category (1)               Number of securities to    Weighted-average     Number of securities
                                be issued upon exercise     exercise price     remaining available for
                                of outstanding options,      per share of       future issuance under
                                  warrants and rights        outstanding         equity compensation
                                                          options, warrants       plans (excluding
                                                              and rights       securities reflected in
                                                                                     column (a))
Equity compensation plans
approved by security holders                 34,039,000               $0.71                  7,183,000 (2)(3)
Equity compensation plans not
approved by security holders                         --                  --                         --
                                -----------------------------------------------------------------------------
Total                                        34,039,000               $0.71                  7,183,000
--------------------------------=============================================================================

(1) A narrative description of the material terms of the Company's equity compensation plans is set forth in Note 13 to the Company's consolidated financial statements, which are set forth in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 4, 2003.

(2) In addition to the shares available for future issuance reflected in the above table, the shares available for future issuance under the 2003 Flexible Stock Plan, if approved, would be 14,000,000.

(3) Includes 6,900,000 shares available for future issuance under the Company's 1999 Employees Stock Purchase Plan.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: JUNE 3, 2003            APPLIED DIGITAL SOLUTIONS, INC. (REGISTRANT)

                              By: /s/ Evan C. McKeown
                                 ------------------------------------------
                                 Evan C. McKeown, Senior Vice President and
                                 Chief Financial Officer