Form 10-Q
period 2003-06-30
APPLIED DIGITAL SOLUTIONS INC
filed 2003-08-14
CIK 924642

   As Filed with the Securities and Exchange Commission on August 14, 2003
------------------------------------------------------------------------------

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes /X/  No / /

     At June 30, 2003, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, based upon the closing price of our stock on that date of $0.60 per share was approximately $210,156,950.

         The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 11, 2003:

                 Class                               Number of Shares
     Common Stock; $.001 Par Value                     352,262,414

                       APPLIED DIGITAL SOLUTIONS, INC.

                              TABLE OF CONTENTS

  Item                          Description                                Page

                       PART I - FINANCIAL INFORMATION

   1.      Financial Statements (unaudited)
           Condensed Consolidated Balance Sheets
              June 30, 2003 and December 31, 2002                           3
           Condensed Consolidated Statements of Operations -
               Three and Six Months ended June 30, 2003 and 2002            4
           Condensed Consolidated Statement of Stockholders' Equity -
               Six Months ended June 30, 2003                               5
           Condensed Consolidated Statements of Cash Flows -
               Six Months ended June 30, 2003 and 2002                      6
           Notes to Consolidated Financial Statements                       7
   2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    25
   3.      Quantitative and Qualitative Disclosures About Market Risk       58
   4.      Controls and Procedures                                          58

                         PART II - OTHER INFORMATION

   1.      Legal Proceedings                                                58
   2.      Changes In Securities                                            60
   3.      Defaults Upon Senior Securities                                  60
   4.      Submission of Matters to a Vote of Security Holders              61
   5.      Other Information                                                62
   6.      Exhibits and Reports on Form 8-K                                 62

SIGNATURE                                                                   63
EXHIBITS                                                                    64

                                       APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (In thousands, except par value)


                                                                      ASSETS


                                                                                               JUNE 30,       December 31,
                                                                                                   2003               2002
                                                                                              -----------------------------
CURRENT ASSETS                                                                              (UNAUDITED)
     Cash and cash equivalents                                                                $   6,546          $   5,818
     Accounts receivable and unbilled receivables (net of allowance
       for doubtful accounts of $805 in 2003 and $1,263 in 2002)                                 12,559             16,548
     Inventories                                                                                  8,449              6,409
     Notes receivable                                                                             1,990              2,801
     Other current assets                                                                         3,299              2,920
---------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                             32,843             34,496

PROPERTY AND EQUIPMENT, NET                                                                       9,479              9,822

NOTES RECEIVABLE, NET                                                                               530                758

GOODWILL, NET                                                                                    68,266             67,818

OTHER ASSETS, NET                                                                                 4,341              4,339
---------------------------------------------------------------------------------------------------------------------------

                                                                                              $ 115,459          $ 117,233
===========================================================================================================================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes payable and current maturities of long-term debt                                   $   6,493          $  81,879
     Accounts payable                                                                            13,444              9,761
     Accrued interest                                                                                 -             10,149
     Accrued bonuses                                                                              4,306                  -
     Other accrued expenses                                                                      17,476             19,145
     Put accrual                                                                                    200                200
     Net liabilities of Discontinued Operations                                                   9,769              9,368
---------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                        51,688            130,502

LONG-TERM DEBT AND NOTES PAYABLE                                                                  6,189              3,346

ACCRUED SEVERANCE                                                                                21,866                  -

OTHER LONG-TERM LIABILITIES                                                                       2,522              1,055
---------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                                82,265            134,903
---------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES                                                                         -                  -
---------------------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                                18,880             18,422
---------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred shares: Authorized 5,000 shares in 2003 and 2002 of $10 par value; special voting, no shares issued or outstanding in 2003 and
       2002, Class B
       voting, no shares issued or outstanding in 2003 and 2002                                       -                  -
     Common shares: Authorized 435,000 shares in 2003 and 2002, of $.001 par value; 352,335 shares issued and 351,400 shares outstanding in 2003
       and 285,069 shares issued and 284,134 shares outstanding in 2002                             352                285
     Common and preferred additional paid-in capital                                            398,874            377,621
     Accumulated deficit                                                                       (387,640)          (417,066)
     Common stock warrants                                                                        5,650              5,650
     Treasury stock (carried at cost, 935 shares in 2003 and 2002)                               (1,777)            (1,777)
     Accumulated other comprehensive income                                                          79                 31
     Notes received from shares issued                                                           (1,224)              (836)
---------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                                                             14,314            (36,092)
---------------------------------------------------------------------------------------------------------------------------

                                                                                              $ 115,459          $ 117,233
===========================================================================================================================

See the accompanying notes to condensed consolidated financial statements.

                                          APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (In thousands, except per share data)
                                                                 (Unaudited)

                                                                           FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                              ENDED JUNE 30,                    ENDED JUNE 30,
                                                                   ----------------------------------------------------------------
                                                                          2003             2002              2003             2002
                                                                   ----------------------------------------------------------------

Product revenue                                                       $ 17,395         $ 21,237          $ 38,418         $ 44,300
Service revenue                                                          3,494            4,599             7,577            9,755
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                           20,889           25,836            45,995           54,055

Cost of products sold                                                   13,072           14,901            27,244           31,417
Cost of services sold                                                    1,605            2,207             3,570            4,532
-----------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                             6,212            8,728            15,181           18,106

Selling, general and administrative expense                             12,461           18,384            41,929           47,753
Research and development                                                 1,424              782             2,625            1,761
Depreciation and amortization                                              611            1,384             1,237            2,388
Interest and other income                                                 (218)            (555)             (438)            (653)
Gain on forgiveness of debt                                            (70,392)               -           (70,392)               -
Interest expense                                                         4,571            4,733             9,202            6,792
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before taxes, minority interest, net loss on subsidiary stock issuances and merger transaction, and equity in
  net loss of affiliate                                                 57,755          (16,000)           31,018          (39,935)


Provision (benefit) for income taxes                                       967              (13)              775               95
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before minority interest, net loss on subsidiary stock issuances and
  merger transaction, and equity in net loss of affiliate               56,788          (15,987)           30,243          (40,030)

Minority interest                                                         (805)            (402)             (944)            (438)

Net loss on subsidiary stock issuances and merger transaction              792            3,888             1,169            4,282

Equity in net loss of affiliate                                              -                -                 -              291
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                                56,801          (19,473)           30,018          (44,165)

Change in estimate on loss on disposal of discontinued
  operations and operating losses during the phase out
  period                                                                  (435)            (463)             (592)             224
-----------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                     $ 56,366         $(19,936)         $ 29,426         $(43,941)
===================================================================================================================================


Income (loss) per common share - basic
     Income (loss) from continuing operations                         $   0.18         $  (0.07)         $   0.10         $  (0.17)
     (Loss) income from discontinued operations                              -            (0.01)                -                -
-----------------------------------------------------------------------------------------------------------------------------------

Net income (loss) per common share - basic                            $   0.18         $  (0.08)         $   0.10         $  (0.17)
===================================================================================================================================

Income (loss) per common share - diluted
     Income (loss) from continuing operations                         $   0.18         $  (0.07)         $   0.10         $  (0.17)
     (Loss) income from discontinued operations                          (0.01)           (0.01)            (0.01)               -
-----------------------------------------------------------------------------------------------------------------------------------

Net income (loss) per common share - diluted                          $   0.17         $  (0.08)         $   0.09         $  (0.17)
===================================================================================================================================

Weighted average number of common shares outstanding - basic           309,470          265,914           296,052          260,869

Weighted average number of common shares outstanding - diluted         323,173          265,914           310,394          260,869

See the accompanying notes to condensed consolidated financial statements.

                                      APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                            FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                        (In Thousands)
                                                         (Unaudited)

                                                 PREFERRED STOCK       COMMON STOCK    ADDITIONAL                    COMMON
                                                 -----------------------------------      PAID-IN   ACCUMULATED       STOCK
                                                 NUMBER   AMOUNT      NUMBER   AMOUNT     CAPITAL       DEFICIT    WARRANTS
                                                 ---------------------------------------------------------------------------

Balance - December 31, 2002                           -      $ -     285,069    $ 285    $377,621     $(417,066)    $ 5,650
  Net income                                          -        -           -        -           -        29,426           -
  Comprehensive income -
    Foreign currency translation                      -        -           -        -           -             -           -
                                                                                                      ---------
  Total comprehensive income                          -        -           -        -           -        29,426           -
                                                                                                      ---------
  Adjustment to allowance for uncollectible
   portion of notes receivable                        -        -           -        -           -             -           -
  Stock option repricing                              -        -           -        -      (1,036)            -           -
  Stock options - VeriChip Corporation                                                        161
  Issuance of common shares                           -        -      65,582       65      18,222             -           -
  Beneficial conversion feature of convertible,
   exchangeable debentures                            -        -           -        -       3,120             -           -
  Issuance of common shares and options for
   services, compensation and other                   -        -       1,684        2         786             -           -
----------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2003                               -      $ -     352,335    $ 352    $398,874     $(387,640)    $ 5,650
============================================================================================================================


                                                                 ACCUMULATED
                                                                      OTHER           NOTES              TOTAL
                                                   TREASURY   COMPREHENSIVE    RECEIVED FOR      STOCKHOLDERS'
                                                      STOCK          INCOME   SHARES ISSUED    EQUITY (DEFICIT)
                                                 --------------------------------------------------------------

Balance - December 31, 2002                        $ (1,777)           $ 31          $ (836)          $(36,092)
  Net income                                              -               -               -             29,426
  Comprehensive income -
    Foreign currency translation                          -              48               -                 48
                                                                       ----                           --------
  Total comprehensive income                              -              48               -             29,474
                                                                       ----                           --------
  Adjustment to allowance for uncollectible
   portion of notes receivable                            -               -            (388)              (388)
  Stock option repricing                                  -               -               -             (1,036)
  Stock options - VeriChip Corporation                                                                     161
  Issuance of common shares                               -               -               -             18,287
  Beneficial conversion feature of convertible,
   exchangeable debentures                                -               -               -              3,120
  Issuance of common shares and options for
   services, compensation and other                       -               -               -                788
---------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2003                            $ (1,777)           $ 79        $ (1,224)          $ 14,314
===============================================================================================================

See the accompanying notes to condensed consolidated financial statements.

                            APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)
                                               (Unaudited)


                                                                                   FOR THE SIX MONTHS
                                                                                      ENDED JUNE 30,
                                                                               --------------------------
                                                                                   2003             2002
                                                                               --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                          $ 29,426         $(43,941)

    Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
            Loss (income) from discontinued operations                              592             (224)
            Non-cash compensation and administrative expenses                      (861)          22,264
            Issuance of stock for services                                          112            2,702
            Depreciation and amortization                                         1,237            2,388
            Non-cash interest expense                                               539            2,214
            Deferred income taxes                                                  (238)               -
            (Recovery) impairment of notes receivable                              (347)           3,940
            Interest income on notes received for shares issued                       -             (475)
            Gain on forgiveness of debt                                         (70,392)               -
            Net loss on subsidiary merger transaction                             1,169            4,282
            Minority interest                                                      (944)            (438)
            Equity in net loss of affiliate                                           -              291
            Gain on sale of subsidiaries and business assets                          -             (194)
            Loss on sale of equipment                                                17              507
            Change in assets and liabilities:
                Decrease in accounts receivable                                   3,989            4,611
                Increase in inventories                                          (2,040)            (703)
                (Increase) decrease in other current assets                        (466)           1,953
                Increase in accounts payable, accrued expenses
                  and other long-term liabilities                                37,746            2,172
            Net cash (used in) provided by discontinued operations                 (201)             302
---------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                (662)           1,651
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in notes receivable                                                    999               56
    Received from buyers of divested subsidiaries                                     -            2,625
    Increase in other assets                                                        (37)            (388)
    Proceeds from sale of property and equipment                                      -            2,481
    Proceeds from sale of subsidiaries and business assets                            -            1,106
    Payments for property and equipment                                            (599)            (988)
    Cash acquired (net of payments for costs of business acquisitions)                -               40
    Net cash provided by (used in) discontinued operations                           13             (496)
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                           376            4,436
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net amounts repaid on notes payable                                         (27,448)          (3,631)
    Payments on long-term debt                                                      (77)          (1,136)
    Proceeds from issuance of debentures                                         10,035
    Other financing costs                                                           (15)            (174)
    Issuance of common shares                                                    18,686            1,618
    Collection of notes receivable received for shares issued                         -            1,156
    Stock issuance costs                                                           (399)            (193)
    Proceeds from subsidiary issuance of common stock                               232              601
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               1,014           (1,759)
---------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           728            4,328

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   5,818            3,696
---------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $  6,546         $  8,024
=========================================================================================================

See the accompanying notes to condensed consolidated financial statements.

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

         The accompanying unaudited condensed consolidated financial statements of Applied Digital Solutions, Inc. (the "Company") as of June 30, 2003, and December 31, 2002, (the December 31, 2002, financial information included herein has been extracted from the Company's audited financial statements included in the Company's 2002 Annual Report on Form 10-K) and for the three and six-months ended June 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the condensed consolidated financial statements have been made.

         The condensed consolidated statements of operations for the three and six-months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

         At June 30, 2003, the Company had four shareholder-approved, stock-based employee compensation plans, and the Company's subsidiaries had six stock-based employee compensation plans. On July 25, 2003, the Company's shareholders approved a fifth stock-based employee compensation plan, the 2003 Flexible Stock Plan. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, which amended SFAS No. 123, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


and related interpretations including FIN No. 44. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for options granted under its plans as well as to the plans of its subsidiaries:


                                                THREE-MONTHS ENDED  THREE-MONTHS ENDED    SIX-MONTHS ENDED     SIX-MONTHS ENDED
                                                     JUNE 30,           JUNE 30,             JUNE 30,             JUNE 30,
                                               ----------------------------------------------------------------------------------

                                                       2003                2002                2003                 2002
                                               ----------------------------------------------------------------------------------
 Net income (loss), as reported                      $56,366            $(19,936)            $29,426             $(43,941)
  Deduct: Total stock-based employee
  compensation expense determined under fair
  value-based method for all awards, net of
  related tax effects (1)                             (1,410)               (491)             (1,612)                (845)

 Pro forma net income (loss)                         $54,956            $(20,427)            $27,814             $(44,786)

 Income (loss) per share:
   Basic--as reported                                $  0.18            $  (0.08)            $  0.10             $  (0.17)
   Diluted--as reported                              $  0.17            $  (0.08)            $  0.09             $  (0.17)
   Basic--pro forma                                  $  0.18            $  (0.08)            $  0.09             $  (0.17)
   Diluted--pro forma                                $  0.17            $  (0.08)            $  0.09             $  (0.17)

  (1) Amount includes $1.3 million, $0.1 million, $1.8 million and $0.5 million of compensation expense associated with subsidiary options for the three-months ended June 30, 2003 and 2002, and the six-months ended June
  30, 2003 and 2002, respectively.

         The weighted average per share fair value of grants made during the three-months ended June 30, 2003 and 2002, for the Company's incentive plans was $0.26 and $0.22, respectively. The weighted average per share fair value of grants made during the six-months ended June 30, 2003 and 2002, for the Company's incentive plans was $0.26 and $0.20, respectively. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                             THREE-MONTHS ENDED    THREE-MONTHS ENDED    SIX-MONTHS ENDED   SIX-MONTHS ENDED
                               JUNE 30, 2003         JUNE 30, 2002        JUNE 30, 2003      JUNE 30, 2002
                             ------------------    ------------------    ----------------   ----------------

Estimated option life                 5.5 years             5.5 years           5.5 years          5.5 years
Risk free interest rate                    1.51%                 2.89%               1.51%              2.89%
Expected volatility                       76.00%                76.00%              76.00%             76.00%
Expected dividend yield                    0.00%                 0.00%               0.00%              0.00%


         METHOD OF ACCOUNTING FOR DIGITAL ANGEL CORPORATION

         Effective March 27, 2002, the Company's 93% owned subsidiary, Digital Angel Corporation, which we refer to as pre-merger Digital Angel, merged with and into a wholly-owned subsidiary of a publicly traded company, Medical Advisory Systems, Inc. (MAS), and MAS changed its name to Digital

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


Angel Corporation. Under the terms of the merger agreement, each issued and outstanding share of common stock of pre-merger Digital Angel (including each share issued upon exercise of options prior to the effective time of the merger) was cancelled and converted into the right to receive 0.9375 shares of MAS's common stock. The Company obtained 18.75 million shares of MAS common stock in the merger (representing approximately 61% of the shares then outstanding). Prior to the transaction, the Company owned 850,000 shares of MAS, or approximately 16.7%. Upon consummation of the transaction, the Company owned 19.6 million shares, or approximately 72.9% of the shares outstanding on June 30, 2003. Also, pursuant to the merger agreement, the Company contributed to MAS all of its stock in Timely Technology Corp., a wholly-owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary. Pre-merger Digital Angel, Timely Technology Corp. and Signature Industries, Limited were collectively referred to as the Advanced Wireless Group (AWG). The merger has been treated as a reverse acquisition for accounting purposes, with the AWG treated as the accounting acquirer.

         The total purchase price of the transaction was $32.0 million, which was comprised of the $25.0 million fair market value of MAS stock outstanding not held by the Company immediately preceding the merger, the $3.4 million estimated fair market value of MAS options and warrants outstanding as well as the direct costs of the acquisition of approximately $3.6 million. The transaction resulted in Digital Angel Corporation allocating approximately $28.3 million of the purchase price to goodwill, $25.9 million of which was deemed to be impaired during the fourth quarter of 2002 in connection with the Company's annual goodwill impairment review. Digital Angel Corporation is publicly traded on the American Stock Exchange under the symbol DOC, with a closing market price per share at June 30, 2003, and August 11, 2003, of $2.64 and $1.98, respectively.

         During the six-months ended June 30, 2002, the Company recorded a net loss of $0.4 million occasioned by the merger transaction, comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million pre-merger Digital Angel options (representing the difference between the carrying amount of the Company's pro-rata share of the investment in pre-merger Digital Angel and the exercise price of the options) and a gain of approximately $4.7 million from the deemed sale of 22.85% of the AWG, as a result of the merger with MAS.

         During the three-months ended June 30, 2003 and 2002, and the six-months ended June 30, 2003, and 2002, the Company recorded a loss of $0.8 million, $3.9 million $1.2 million and $3.9 million, respectively, on the issuances of 0.1 million, 1.0 million, 0.4 million and 1.0 million shares of Digital Angel Corporation common stock, respectively, resulting from the exercise of stock options and the sale of Digital Angel Corporation common stock. The loss represents the difference between the carrying amount of the Company's pro-rata share of its investment in Digital Angel Corporation and the net proceeds from the issuances of the stock and other changes in the minority interest ownership.

2. PRINCIPLES OF CONSOLIDATION

         The financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, including Digital Angel Corporation and InfoTech USA, Inc., formerly SysComm International Corporation. The minority interest represents outstanding voting stock of the subsidiaries not owned by the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


3. INVENTORY

                                                               June 30,            December 31,
                                                                 2003                  2002
                                                         ----------------    ------------------
         Raw materials                                          $1,747                $1,725
         Work in process                                         1,714                 1,447
         Finished goods                                          6,494                 4,659
                                                         ----------------    ------------------
                                                                 9,955                 7,831
         Allowance for excess and obsolescence                  (1,506)               (1,422)
                                                         ----------------    ------------------
         Net inventory for continuing operations                $8,449                $6,409
                                                         ================    ==================

4. FINANCING AGREEMENTS

         Payment in Full of Obligations to IBM Credit LLC
         ------------------------------------------------

         The Company's Third Amended and Restated Term Credit Agreement (the "IBM Credit Agreement") with IBM Credit LLC ("IBM Credit") contained covenants relating to the Company's financial position and performance, as well as the financial position and performance of Digital Angel Corporation. At December 31, 2002, the Company did not maintain compliance with the revised financial performance covenant under the IBM Credit Agreement. In addition, under the terms of the IBM Credit Agreement the Company was required to repay IBM Credit $29.8 million of the $77.2 million outstanding principal balance currently owed to them, plus $16.4 million of accrued interest and expenses (totaling approximately $46.2 million), on or before February 28, 2003. The Company did not make such payment by February 28, 2003, and on March 7, 2003, it received a notice from IBM Credit declaring the loan in default. Effective April 1, 2003, the Company entered into a Forbearance Agreement with IBM Credit. In turn, the Company agreed to dismiss with prejudice a lawsuit it filed against IBM Credit and IBM Corporation in Palm Beach County, Florida on March 6, 2003. Under the terms of the Forbearance Agreement, the Company had the right to purchase all of its outstanding debt obligations to IBM Credit, totaling approximately $100.4 million (including accrued interest), if it paid IBM Credit $30.0 million in cash by June 30, 2003. As of June 30, 2003, the Company made cash payments to IBM Credit totaling $30.0 million and, thus, it has satisfied in full its debt obligations to IBM Credit. As a result, during the quarter ended June 30, 2003, the Company recorded a gain on the forgiveness of debt of $70.4 million, exclusive of the bonuses discussed below.

         On June 30, 2003, the Company's Board of Directors (through the Compensation Committee) approved the payment of approximately $4.3 million in bonuses. The bonuses, which may be paid in cash (subject to availability) or in shares of the Company's common stock based upon mutual agreement of the recipient and the Company, subject to any regulatory or necessary approvals, were awarded to directors, executive officers and other employees in recognition of their efforts in achieving the successful repayment of all obligations to IBM Credit. The amount and timing of the payment of these bonuses will depend on various factors, including (among others) the rate of the Company's business growth, the Company's research and development efforts and pipeline, the effort and timing involved in obtaining FDA and other necessary approval for the Company's VeriChip product's medical applications, capital equipment needs, the requirements of the Company's customers, and opportunities discovered or presented to the Company, and other cash requirements.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         Funding for $30.0 Million Payment to IBM Credit
         -----------------------------------------------

         Funding for the $30.0 million payment to IBM Credit consisted of $17.8 million in net proceeds from the sales of an aggregate of 50.0 million shares of the Company's common stock, $10.0 million in net proceeds from the issuance of the Company's 8.5% Convertible Exchangeable Debentures, and $2.2 million from cash on hand.

         The 50.0 million shares of the Company's common stock were purchased under the Securities Purchase Agreements. The purchases resulted in net proceeds to the Company of $17.8 million, after deduction of the 3% fee to the Company's placement agent, J.P. Carey Securities, Inc.

         Issuance of 8.5% Convertible Exchangeable Debentures
         ----------------------------------------------------

         On June 30, 2003, the Company entered into the Securities Purchase Agreement (the "Agreement") with certain investors, collectively referred to herein as "the Purchasers." In connection with the Agreement, the Company issued to the Purchasers its $10,500,000 aggregate principal amount of 8.5% Convertible Exchangeable Debentures due November 1, 2005 ("the Debentures"). Subject to the terms under the various agreements, the Debentures are convertible into shares of the Company's common stock (subject in part to shareholder approval) or exchangeable for shares of Digital Angel Corporation common stock owned by the Company, or a combination thereof, at the Purchasers' option. The Company currently owns 19.6 million shares of Digital Angel Corporation's common stock, or 72.9% of the shares outstanding of Digital Angel Corporation's common stock as of June 30, 2003. The Debentures are convertible or exchangeable at any time at the option of the Purchasers. The conversion price for the Company's common stock is $0.515 per share also referred to as the Set Price, subject to anti-dilution provisions. The exchange price for the Digital Angel Corporation common stock owned by the Company is $2.20 per share as to the first fifty percent (50%) of the original principal amount of the Debentures and $4.25 per share as to the remaining fifty percent (50%) of the original principal amount, subject to anti-dilution provisions.

         In addition, the Company has granted to the Purchasers warrants to acquire approximately 5.35 million shares of the Company's common stock, or
0.95 million shares of the Digital Angel Corporation common stock owned by the Company, or a combination of shares from both companies, at the Purchasers' option (the "Warrants"). The exercise prices are $0.564 and $3.178 for the Company's common stock and the Digital Angel Corporation common stock, respectively. The Warrants are subject to anti-dilution provisions, vest immediately and are exercisable through June 30, 2007. The Company has entered into a Registration Rights Agreement with the Purchasers whereby it has agreed to register the Company's common shares issuable upon conversion of the Debentures and Warrants within a specified time period.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         The proceeds upon issuance of the Debentures were allocated as follows:

                Face value of Debentures                          $10,500
                Beneficial conversion feature                      (3,120)
                Relative fair value of Warrants                    (1,387)

                                                              -------------
                Relative fair value of Debentures                 $ 5,993
                                                              =============

         The beneficial conversion feature was recorded as a reduction in the value assigned to the Debentures (original issue discount) and an increase in additional paid-in-capital. The value assigned to the Warrants was recorded as a reduction in the value assigned to the Debentures (original issue discount) and an increase in long-term liabilities. The liability for the Warrants, to the extent potentially settleable in shares of the Digital Angel Corporation common stock owned by the Company, will be revalued at each reporting period and any resulting increase will result in a charge to operations. The Company will be required to record an impairment loss if the carrying value of the Digital Angel Corporation common stock underlying the Warrants exceeds the exercise price. Should the Purchasers elect to exercise the Warrants into shares of the Digital Angel Corporation common stock, such exercise may result in the Company recording a gain on the transaction. The original issue discount of $4.5 million will be accreted over the life of the Debentures as additional interest expense.

         Among other provisions under the Agreement and the Debentures, the Company is required to pay interest at the rate of 8.5% per annum on a quarterly basis beginning September 1, 2003, and, beginning on November 1, 2003, on a monthly basis as to the principal amount required to be redeemed each month. A final interest payment is due on the maturity date, which is November 1, 2005. Interest payments may be made in either cash or in shares of the Digital Angel Corporation common stock owned by the Company, or a combination thereof at the Company's option, subject to certain restrictions. The interest conversion rate for the Digital Angel Corporation common stock is calculated based upon 90% of the average of the lowest 10 of the 20 volume-weighted average stock prices immediately prior to the applicable interest payment date, subject to a late payment adjustment.

         Principal redemption payments of $0.4 million are due monthly beginning November 1, 2003. The principal redemption payments may be made in cash, the Company's common stock or the Digital Angel Corporation common stock owned by the Company at the Company's option, subject to certain limitations regarding the average market value and trading volume of the Digital Angel Corporation common stock. The conversion/exchange redemption prices are based upon the lesser of ninety percent (90%) of the lowest 10 of the 20 volume-weighted average stock prices prior to the redemption date, and the Set Price/exchangeable prices, subject to anti-dilution provisions. If the Company elects to make interest and or principal redemption payments in shares of the Digital Angel Corporation common stock that it owns, such payments may result in additional interest expense and or a gain or loss on the deemed sale of the Digital Angel Corporation common shares. If the Company elects to make principal redemption payments in shares of its common stock, such payments may result in additional interest expense.

         Subject to certain exempt transactions, including among others the issuances of shares in connection with stock options, share issuances under severance agreements with former executives, exercises of warrants currently outstanding including the Warrants, the conversion of the Debentures and issuances of shares for acquisitions or strategic investments, the Company is prohibited under the terms of the Agreement to incur, create, guarantee, assume or to otherwise become liable on account of an

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


indebtedness other than with a federally regulated financial institution or to increase any amounts owing under any existing obligations or to issue or sell shares of the Company's common stock or equivalents until ninety (90) days after the effective date of the registration statement registering the Company's common shares underlying the Debentures and Warrants. In addition, each Purchaser has the right of first refusal with regard to any financings made by the Company in shares of its common stock or common stock equivalents until such time as the Purchaser no longer holds any Debentures.

         As collateral for the Debentures and under the terms of a Security Agreement, the Company and its wholly-owned subsidiary Computer Equity Corporation have granted to the Purchasers a security interest in all of the Company's accounts receivable, and under the terms of a Pledge Agreement, the Company has granted to the Purchasers a security interest in up to 15.0 million shares of the Digital Angel Corporation common stock it currently owns.

         In connection with the Debentures, the Company incurred a placement agency fee of $430,000 and it reimbursed one of the Purchasers $50,000 for legal, administrative, due diligence and other expenses incurred to prepare and negotiate the transaction documents.

Going Concern
-------------

The repayment of all of the Company's debt obligations to IBM Credit resolved one of the major factors impacting the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is also predicated upon numerous issues including the Company's ability to:

         o Successfully implement its business plans, manage expenditures according to its budget, and generate positive cash flow from operations;

         o Realize positive cash flow with respect to its investment in Digital Angel Corporation;

         o     Develop an effective marketing and sales strategy;

         o Obtain the necessary approvals to expand the market for the VeriChip product;

         o Complete the development of the second generation Digital Angel product; and

         o     Attract, motivate and/or retain key executives and employees.

         The Company is continually seeking operational efficiencies and synergies within each of its operating segments as well as evaluating acquisitions of businesses and customer bases which complement its operations. These strategic initiatives may include acquisitions, raising additional funds through equity offerings, or the divestiture of non-core business units that are not critical to the Company's long-term strategy or other restructurings or rationalization of existing operations. The Company will continue to review all alternatives to ensure maximum appreciation of its shareholders' investments. There can be no assurance, however, that any initiative will be found, or if found, that they will be on terms favorable to the Company.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

5. EARNINGS (LOSS) PER SHARE

         The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share:

                                                                                 ------------------------------------------------
                                                                                         THREE-MONTHS            SIX-MONTHS
                                                                                        ENDED JUNE 30,          ENDED JUNE 30,
                                                                                 ------------------------------------------------
                                                                                       2003        2002        2003        2002
                                                                                       ----        ----        ----        ----
NUMERATOR:
                                                                                 ------------------------------------------------
  NUMERATOR FOR BASIC EARNINGS (LOSS) PER SHARE -
  Net income (loss) from continuing operations available
    to common shareholders                                                          $56,801    $(19,473)    $30,018    $(44,165)
  Net income (loss) from discontinued operations available
    to common shareholders                                                             (435)       (463)       (592)        224
                                                                                 ------------------------------------------------
  Net income (loss) available to common shareholders                                $56,366    $(19,936)    $29,426    $(43,941)
                                                                                 ================================================

DENOMINATOR:

DENOMINATOR FOR BASIC LOSS PER SHARE -
Weighted-average shares                                                             309,470     265,914     296,052     260,869
                                                                                 ------------------------------------------------
  Convertible exchangeable debentures                                                   224          --         113          --
  Stock options                                                                       9,743          --      10,684          --
  Warrants                                                                            3,736          --       3,545          --
                                                                                 ------------------------------------------------
DENOMINATOR FOR DILUTED EARNINGS (LOSS) PER SHARE(1) -
Weighted-average shares                                                             323,173     265,914     310,394     260,869
                                                                                 ================================================

BASIC EARNINGS (LOSS) PER SHARE:
     CONTINUING OPERATIONS                                                            $0.18      $(0.07)      $0.10      $(0.17)
     DISCONTINUED OPERATIONS                                                             --       (0.01)         --          --
                                                                                 ------------------------------------------------
TOTAL - BASIC                                                                         $0.18      $(0.08)      $0.10      $(0.17)
                                                                                 ================================================
DILUTED EARNINGS (LOSS) PER SHARE:
     CONTINUING OPERATIONS                                                            $0.18      $(0.07)      $0.10      $(0.17)
     DISCONTINUED OPERATIONS                                                          (0.01)      (0.01)      (0.01)         --
                                                                                 ------------------------------------------------
TOTAL - DILUTED                                                                       $0.17      $(0.08)      $0.09      $(0.17)
                                                                                 ================================================

(1) The weighted average shares listed below were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:

                                        THREE-MONTHS ENDED    SIX-MONTHS ENDED
                                                  JUNE 30,            JUNE 30,
                                                      2002                2002
                                                      ----                ----
     Employee stock options                         18,248              19,121
     Warrants                                        2,460               2,281
                                     ------------------------------------------
                                                    20,708              21,402
                                     ==========================================

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


6. SEGMENT INFORMATION

         As a result of the merger of pre-merger Digital Angel and MAS, which occurred on March 27, 2002, the significant restructuring of the Company's business during the past two years and the Company's emergence as an advanced technology development company, it has re-evaluated and realigned its reporting segments. Effective January 1, 2002, the Company operates in three business segments: Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc. (formerly the segment known as SysComm International)

         Advanced Technology

         The Advanced Technology segment represents those businesses that the Company believes will provide the necessary synergies, support and infrastructure to allow it to develop, promote and fully integrate its technology products and services. This segment specializes in security-related data collection, value-added data intelligence and complex data delivery systems for a wide variety of end users including government agencies, commercial operations and consumers. VeriChip, Thermo Life and PLD products are included in the Advanced Technology segment.

         Digital Angel Corporation

         The Digital Angel Corporation segment consists of the business operations of Digital Angel Corporation, the Company's approximately 72.9% owned subsidiary and is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects. Digital Angel Corporation operates in four divisions: Animal Applications, Wireless and Monitoring, GPS and Radio Communications, and Medical Systems.

         InfoTech USA, Inc. (formerly the segment known as SysComm
International)

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

         Business units that were closed or sold during 2002 are reported as "All Other."

         The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of the Company's subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporation/Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions. Included in "Corporate/Eliminations" for the three and six-months ended June 30, 2003, is a gain on the forgiveness of debt obligations to IBM Credit of $70.4 million and for the six-months ended June 30, 2003, is a severance charge of $22.0 million associated

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


with the termination of certain former officers. Included in "Corporate/Eliminations" for the six-months ended June 30, 2002, is a non-cash compensation charge of $18.7 million associated with pre-merger Digital Angel options, which were converted into options to acquire shares of MAS in connection with the merger of pre-merger Digital Angel and MAS.

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

         Following is the selected segment data as of and for the three-months ended June 30, 2003:

                                                                       SEGMENTS
                                                                       --------

                                                         Digital
                                           Advanced       Angel       InfoTech     All     Corporate/
                                          Technology   Corporation    USA, Inc.   Other   Eliminations     Consolidated
                                          -------------------------------------------------------------------------------
Net revenue from external customers:
Product                                      $ 5,924     $ 8,118       $3,333    $   --     $    20          $ 17,395
Service                                        2,615         242          637        --          --             3,494
Inter-segment revenue-product                     --          20           --        --         (20)               --
                                          -------------------------------------------------------------------------------
Total revenue                                $ 8,539     $ 8,380       $3,970    $   --     $    --          $ 20,889
                                          ===============================================================================

Income (loss) from continuing operations before taxes, minority interest, net loss on subsidiary stock
  issuances and merger transaction           $  (128)    $(2,454)      $ (163)   $  324     $60,176          $ 57,755
                                          ===============================================================================

Total assets                                 $37,312     $70,872       $9,930    $2,737     $(5,392)         $115,459
                                          ===============================================================================

         Following is the selected segment data as of and for the six-months ended June 30, 2003:

                                                                       SEGMENTS
                                                                       --------

                                                         Digital
                                           Advanced       Angel       InfoTech     All     Corporate/
                                          Technology   Corporation    USA, Inc.   Other   Eliminations     Consolidated
                                          -------------------------------------------------------------------------------
Net revenue from external customers:
Product                                      $14,255     $18,983       $5,267    $   --     $   (87)         $38,418
Service                                        5,565         775        1,237                                   7,577
Inter-segment revenue-product                     --         (87)          --        --          87                --
                                          -------------------------------------------------------------------------------
Total revenue                                $19,820     $19,671       $6,504    $   --     $    --          $ 45,995
                                          ===============================================================================

Income (loss) from continuing operations before taxes, minority interest, net loss on subsidiary stock issuances and merger
  transaction                                $   493     $(2,377)      $ (623)   $  329     $33,196          $ 31,018
                                          ===============================================================================

Total assets                                 $37,312     $70,872       $9,930    $2,737     $(5,392)         $115,459
                                          ===============================================================================

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         Following is the selected segment data as of and for the three-months ended June 30, 2002:

                                                                       SEGMENTS
                                                                       --------

                                                         Digital
                                           Advanced       Angel       InfoTech     All     Corporate/
                                          Technology   Corporation    USA, Inc.   Other   Eliminations     Consolidated
                                          -------------------------------------------------------------------------------
Net revenue from external customers:
Product                                      $ 8,528     $  8,662      $ 4,127   $   --     $    (80)        $ 21,237
Service                                        3,368          577          668       --          (14)           4,599
Inter-segment revenue-product                     --          (78)          --       --           78               --
                                          -------------------------------------------------------------------------------
Total revenue                                $11,896     $  9,161      $ 4,795   $   --     $    (16)        $ 25,836
                                          ===============================================================================

Income (loss) from continuing operations before taxes, minority interest, net loss on subsidiary stock issuances and merger transaction and equity in
  net loss of affiliate(1)                   $(1,116)    $ (1,500)     $   (54)  $   10     $(13,340)        $(16,000)
                                          ===============================================================================

Total assets (2)                             $41,837     $138,600      $13,008   $2,849     $  1,209         $197,503
                                          ===============================================================================




         Following is the selected segment data as of and for the six-months ended June 30, 2002:

                                                                       SEGMENTS
                                                                       --------

                                                         Digital
                                           Advanced       Angel       InfoTech     All     Corporate/
                                          Technology   Corporation    USA, Inc.   Other   Eliminations     Consolidated
                                          -------------------------------------------------------------------------------
Net revenue from external customers:
Product                                      $13,431     $ 16,113      $13,820   $1,014     $    (78)        $ 44,300
Service                                        6,984          880        1,480      375           36            9,755
Inter-segment revenue-product                     --          (78)          --       --           78               --
                                          -------------------------------------------------------------------------------
Total revenue                                $20,415     $ 16,915      $15,300   $1,389     $     36         $ 54,055
                                          ===============================================================================

Income (loss) from continuing operations before taxes, minority interest, net loss on subsidiary stock issuances and merger transaction and equity in
  net loss of affiliate(1)                   $   (25)    $ (3,318)     $   (29)  $  144     $(36,707)        $(39,935)
                                          ===============================================================================

Total assets(2)                              $41,837     $138,600      $13,008   $2,849     $  1,209         $197,503
                                          ===============================================================================

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

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

7. ACQUISITIONS AND DISPOSITIONS

         Effective March 27, 2002, the Company's 93% owned subsidiary, pre-merger Digital Angel, merged with MAS. As a result of the merger, the Company now owns approximately 72.9% of Digital Angel Corporation, as more fully discussed in Note 1.

         Unaudited pro forma results of operations for the six-months ended June 30, 2002, are included below. Such pro forma information assumes that the merger of pre-merger Digital Angel and MAS had occurred as of January 1, 2002:

                                                                          ------------------------
                                                                              SIX-MONTHS ENDED
                                                                                  JUNE 30,
                                                                          ------------------------
                                                                                    2002
                                                                                    ----
     Net operating revenue from continuing operations                             $ 54,941
     Loss from continuing operations                                              $(44,855)
     Loss available to common stockholders from continuing operations             $(44,855)
     Loss per common share from continuing operations - basic                     $  (0.18)
     Loss per common share from continuing operations - diluted                   $  (0.18)

         Earnout and Put Agreements
         --------------------------

         Certain acquisition agreements the Company entered into during 2000 included additional consideration contingent on profits of the acquired subsidiary. Upon earning this additional consideration, the value is recorded as additional goodwill. The financial statements include the value of shares earned upon attainment of certain profits by subsidiaries through June 30, 2003. At June 30, 2003, the Company is contingently liable under an earnout agreement with one subsidiary. Based upon the expected performance of this subsidiary, the Company is contingently liable for additional consideration of approximately $30,000.

8. DISCONTINUED OPERATIONS

         On March 1, 2001, the Company's board of directors approved a plan to offer for sale its Intellesale business segment and all of its other "non-core businesses." Accordingly, the operating results of these entities have been reclassified and reported as discontinued operations for all periods presented. As of March 1, 2002, the Company had sold or closed substantially all of the businesses comprising Discontinued Operations and there were two insignificant companies remaining. One of the remaining businesses was sold effective May 2002, and the other was sold in July 2003. Proceeds from the sales of Discontinued Operations companies were primarily used to repay amounts outstanding under the IBM Credit Agreement.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         Assets and liabilities of discontinued operations are as follows at June 30, 2003, and December 31, 2002.

                                                                      June 30, 2003         December 31, 2002
                                                                   ---------------------------------------------

     Current Assets
          Cash and cash equivalents                                     $    53                  $    66
          Accounts receivable and unbilled receivables, net                  87                      167
          Inventories                                                        38                       38
                                                                   ---------------------------------------------
     Total Current Assets                                                   178                      271

     Property and equipment, net                                             28                       56
                                                                   ---------------------------------------------
                                                                        $   206                  $   327
                                                                   =============================================
     Current Liabilities
          Notes payable and current maturities of long-term debt        $    26                  $    26
          Accounts payable                                                4,178                    4,189
          Accrued expenses                                                5,650                    5,334
                                                                   ---------------------------------------------
     Total Current Liabilities                                            9,854                    9,549

     Minority interest                                                      121                      146
                                                                   ---------------------------------------------
                                                                          9,975                    9,695
                                                                   =============================================
     Net Liabilities of Discontinued Operations                         $(9,769)                 $(9,368)
                                                                   =============================================


         During the three-months ended June 30, 2003 and 2002, and during the six-months ended June 30, 2003, Discontinued Operations incurred a change in estimated operating loss on disposal and operating losses during the phase out period of $0.4 million, $0.5 million and $0.6 million, respectively. The primary reasons for the increases in the estimated losses during these periods were (1) an increase in estimated facility lease cancellation costs and (2) the operations of the two remaining businesses within this group. One of these businesses was sold in May of 2002, and the other was sold in July 2003.

         During the six-months ended June 30, 2002, the Company recorded a reduction of its estimated operating loss on disposal and operating losses during the phase out period of $0.2 million. This reduction was comprised primarily of an increase in the estimated loss on the sale of the Company's 85% ownership in its Canadian subsidiary, Ground Effects Ltd., which was sold in January 2002, of $0.2 million, offset by a decrease in carrying costs as certain of these obligations were settled during the six-months ended June 30, 2002, for amounts less than previously anticipated. Carrying costs include the cancellation of facility leases, employment contract buyouts, sales tax liabilities and litigation reserves.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         The following table sets forth the roll forward of the liabilities for estimated loss on sale and operating losses and carrying costs from December 31, 2002 through June 30, 2003.

                                                                 Balance                                    Balance
Type of Cost                                           December 31, 2002      Additions   Deductions  June 30, 2003
--------------------------------------------------------------------------------------------------------------------
Estimated loss on sale, net of change in
  estimated operating losses                                      $   --           $126        $126          $   --
Carrying costs                                                     4,908            309          --           5,217
                                                      --------------------------------------------------------------
Total                                                             $4,908           $435        $126          $5,217
                                                      ==============================================================

9. NON-CASH COMPENSATION EXPENSE

         The Company reduced $0.1 million of non-cash compensation expense and incurred approximately $3.0 million of non-cash compensation expense during the three-months ended June 30, 2003 and 2002, respectively, and the Company reduced approximately $1.0 million of non-cash compensation expense and incurred approximately $3.3 million of non-cash compensation expense during the six-months ended June 30, 2003 and 2002, respectively, due to re-pricing 19.3 million stock options during 2001. The re-priced options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and fluctuations in the Company's common stock price will result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expired. This expense has been reflected in the condensed consolidated statement of operations as selling, general and administrative expenses.

         In addition, pursuant to the terms of the pre-merger Digital Angel and MAS merger agreement, effective March 27, 2002, options to acquire shares of pre-merger Digital Angel common stock were converted into options to acquire shares of MAS common stock. The transaction resulted in a new measurement date for the options and, as a result, the Company recorded a non-cash compensation expense of approximately $18.7 million during the six-months ended June 30, 2002. As all of the option holders were employees or directors of the Company, these options were considered fixed awards under APB Opinion No. 25 and expense was recorded for the intrinsic value of the options converted. This charge is included in the condensed consolidated statement of operations in selling, general and administrative expenses.

10. SEVERANCE AGREEMENTS

         On March 21, 2003, Richard J. Sullivan, the Company then Chairman of the Board of Directors and Chief Executive Officer, retired from such positions. The Company's Board of Directors negotiated a severance agreement with Richard Sullivan under which he is to receive a one-time payment of
56.0 million shares of the Company's common stock. In addition, stock options held by him exercisable for approximately 10.9 million shares of the Company's common stock were re-priced. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. Richard Sullivan's severance agreement provides that the payment of shares and re-pricing of options provided for under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. That agreement required the Company to make payments of approximately
$17 million to him (or approximately $3.9

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


million more than is owed under the severance agreement), a portion of such payments of which could be made in either cash or stock, at the Company's option.

         On March 21, 2003, Jerome C. Artigliere, the Company's then Senior Vice President and Chief Operating Officer, resigned from such positions. Under the terms of his severance agreement, Mr. Artigliere is to receive
4.8 million shares of the Company's common stock. In addition, stock options held by him exercisable for approximately 2.3 million shares of the Company's common stock were re-priced. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. Mr. Artigliere's severance agreement provides that the payment of shares and re-pricing of options provided under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. That agreement required the Company to make payments of approximately $1.5 million to Mr. Artigliere.

         As a result of the termination of Richard Sullivan's employment with the Company, a "triggering event" provision in the severance agreement the Company had entered into with Garrett Sullivan, its former Vice Chairman of the Board, (who is not related to Richard Sullivan) at the time of his ceasing to serve in such capacity in December 2001, has been triggered. The Company negotiated a settlement of its obligations under Garrett Sullivan's severance agreement that requires the Company to issue to him 7.5 million shares of its common stock on or before August 31, 2003.

         The Company's shareholders have approved the issuance of the common stock and have ratified the re-pricing of the options under the terms of the severance agreements with Richard J. Sullivan and Jerome C. Artigliere and they have approved the issuance of the common stock under the agreements entered into with Garrett Sullivan. The terms of each of the severance agreements were subject to shareholder approval, in accordance with applicable Nasdaq rules, because the agreements (i) are deemed to be compensatory arrangements under which the Company's common stock may be acquired by officers or directors, and (ii) in Richard Sullivan's case, it may have resulted in his potentially holding more than 20% of the outstanding shares of the Company's common stock following the issuance of the shares and exercise of options covered by his severance agreement. As a result of the terminations of Messrs. Sullivan and Artigliere, the Company recorded severance expense of $22.0 million during the six-months ended June 30, 2003, including $2.5 million resulting from the re-priced options. The obligation is reflected on the balance sheet as of June 30, 2003, as a long-term liability since the obligation will be settled in shares of the Company's common stock. On July 25, 2003, the Company's shareholders approved the terms of the severance agreement with Richard J. Sullivan, as discussed above, and, therefore, the Company will reverse approximately $3.9 million of such severance expense during the three-months ending September 30, 2003.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

11. COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) represents all non-owner changes in stockholders' equity and consists of the following:

                                                               THREE-MONTHS ENDED               SIX-MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                                 (In thousands)                  (In thousands)
                                                          ----------------------------    ---------------------------
                                                               2003           2002             2003           2002
                                                               ----           ----             ----           ----
                                                          ----------------------------    ---------------------------
Net income (loss)                                              $56,366     $(19,936)           $29,426     $(43,941)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                          86          201                 48          661
                                                          ----------------------------    ---------------------------
Total comprehensive income (loss)                              $56,452     $(19,735)           $29,474     $(43,280)
                                                          ============================    ===========================


12. RELATED PARTY TRANSACTION

         On June 27, 2003, the Company borrowed $1.0 million from InfoTech USA, Inc. under the terms of a commercial loan agreement and term note. The loan accrues interest at an annual rate of 16% and interest is payable monthly beginning on July 31, 2003, with principal and accrued interest due June 30, 2004. Under the terms of a Stock Pledge Agreement, the Company has pledged 750,000 shares of Digital Angel Corporation common stock that it owns as collateral for the loan. The proceeds of the loan are being used to fund operations.

13. OTHER EVENTS

         On July 25, 2003, the Company's shareholders approved an increase in the number of common shares authorized from 435.0 million to 560.0 million. The increase will become effective upon the acceptance of an amendment to the Company's articles of incorporation by the State of Missouri.

         The Staff of the Securities and Exchange Commission's Southeast Regional Office is conducting an informal inquiry concerning the Company. The Company is fully and voluntarily cooperating with the informal inquiry. At this point, the Company is unable to determine whether the informal investigation may lead to potentially adverse action.

         The Company's common stock has traded on the Nasdaq SmallCap Market ("SmallCap") since November 12, 2002, under the symbol "ADSX." Prior to November 12, 2002, the Company's common stock traded on the Nasdaq National Market at all times, except for the period between July 12, 2002 and July 30, 2002, when its common stock traded on the Pink Sheets under the symbol "ADSX.PK." To maintain its SmallCap listing, the Company must continue to comply with the SmallCap's listing requirements and, prior to October 2003, regain the minimum bid requirement of at least $1.00 per share for a minimum of ten (10) consecutive trading days. The Company have included a proposal in its proxy statement for a special meeting of shareholders to be held on September 10, 2003, to solicit shareholder approval to effect a reverse stock split of all of the issued and outstanding shares of its common stock, and granting of discretionary authority to its Board of Directors for a period of twelve months after the

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


date its shareholders approve the proposal to determine the reverse stock split ratio, not to exceed a ratio of 1-for-25, and the effective date of the reverse stock split or to determine not to proceed with the reverse stock split. The Company's Board of Directors currently believes that it should implement a reverse stock split to reduce the number of issued and outstanding shares, which are a result, in part, of the Company's past acquisitions, the payment of debt obligations to IBM Credit and preferred stock conversions. In addition, the Company's Board of Directors believes that a reverse stock split may facilitate the continued listing of the Company's common stock on the SmallCap and may enhance the desirability and marketability of its common stock to the financial community and the investing public.

         The Company is planning to offer up to 30,000,000 shares of its common stock in a public offering registered under the Securities Act of 1933, subject to shareholder approval. The shares of the Company's common stock will be offered on a best efforts basis and may be sold through the efforts of a placement agent, J.P. Carey Securities, Inc.

         Effective May 9, 2003, Michael Zarriello joined the Company's Board of Directors. Mr. Zarriello was most recently a Senior Managing Director of Jesup & Lamont Securities Corporation and served as President of Jesup and Lamont Merchant Partners LLC. Prior to that, he was Managing Director and Principal of Bear Stearns & Co., Inc. He has extensive financial experience having served earlier in his career as Chief Financial Officer of the Principal Activities Group that invested the Bear Stearns & Co., Inc. capital in middle market companies, Chief Financial Officer of United States Leather Holdings, Inc. and Chief Financial Officer of Avon Products, Inc. Healthcare Division. He serves on the Audit Committee of the Company's Board of Directors.

         Effective May 12, 2003, Kevin H. McLaughlin was appointed President and Chief Operating Officer of the Company. Prior to his appointment as President, Mr. McLaughlin served as the Company's Senior Vice President and Chief Operating Officer.

         Effective June 4, 2003, Arthur F. Noterman resigned from the Company's Board of Directors to pursue other interests. Mr. Noterman's term was due to expire at the Company's Annual Meeting of Shareholders, which was held on July 25, 2003. At present, the Company has not filled the position vacated by Mr. Noterman.

         On July 31, 2003, Digital Angel Corporation entered into a securities purchase agreement to sell securities to Laurus Master Fund, Ltd. ("Laurus"). Under the terms of the securities purchase agreement, Digital Angel Corporation issued and sold to Laurus a two-year secured convertible note in the original principal amount of $2.0 million and a common stock warrant to purchase up to 0.1 million shares of Digital Angel Corporation's common stock. The note is convertible, at Laurus' option, into shares of Digital Angel Corporation's common stock at a per share price of $2.33, subject to limitations. The note accrues interest at an annual rate equal to prime plus 1.75% but shall not be less than 6% per annum. The exercise prices of the warrant range from $2.68 to $3.38 per share and the warrant is exercisable for five years. In connection with the note, Digital Angel Corporation and Laurus entered into a security agreement granting to Laurus a lien and security interest in Digital Angel Corporation's assets (having a net book value of $53.1 million as of June 30, 2003), which is subject to a lien and security interest held by Wells Fargo Business Credit, Inc. ("Wells Fargo").

         On August 14, 2003, the Company entered into a Stock Purchase Agreement with Digital Angel Corporation. The Stock Purchase Agreement represents a strategic investment in Digital Angel Corporation, whereby the Company is increasing its ownership interest. The Stock Purchase Agreement provides for the Company to purchase 3.0 million shares of Digital Angel Corporation's common stock at $2.64 per share and for the Company to receive a warrant to purchase up to 1.0 million shares of Digital Angel Corporation's common stock. The aggregate purchase price for the 3.0 million shares of $7.9 million is payable in shares of the Company's common stock equal to the aggregate purchase price divided by the average of the volume weighted average price of the Company's common stock for the ten trading days immediately proceeding the closing date (the "Per Share Exchange Price"). If the Per Share Exchange Price is less than $0.40, the Company shall have the option to postpone the closing date for a period not to exceed thirty calendar days or to terminate the Stock Purchase Agreement. The warrant gives the Company the right to purchase a total of 1.0 million shares of Digital Angel Corporation's common stock for a period of five years from February 1, 2004. The exercise price of the warrant will be equal to the daily volume weighted average price of Digital Angel Corporation's common stock for the first 10 consecutive trading days of 2004 starting on January 2, 2004. As a related part of this transaction, negotiations are taking place with the Purchasers, which may result in Digital Angel Corporation's issuing a five-year warrant to the Purchasers to acquire up to
0.5 million shares of its common stock at an exercise price of $2.64 per share.

14. LEGAL PROCEEDINGS

         The Company is party to various legal proceedings, and accordingly, has recorded $1.2 million in

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


reserves in its financial statements at June 30, 2003. In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position or overall trends in results of the Company. The estimate of potential impact on the Company's financial position, overall results of operations or cash flows for the above legal proceedings could change in the future.

         In May 2002, a class action was filed against the Company and one of its former directors. Fourteen virtually identical complaints were consolidated into a single action, in re Applied Digital Solutions Litigation, which was filed in the United States District Court for the Southern District of Florida. In March 2003, the Company entered into a memorandum of understanding to settle the pending lawsuit. The settlement of $5.6 million, which is subject to approval by the District Court and review by an independent special litigation committee, is expected to be covered by proceeds from insurance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our 2002 Annual Report on Form 10-K.

         Our company, Applied Digital Solutions, Inc., together with our subsidiaries, is an advanced technology development company. We have grown significantly through acquisitions. Since 1996, we have completed 51 acquisitions. During the last half of 2001 and during 2002, we sold or closed many of the businesses that we had acquired that we believed did not enhance our strategy of becoming a leading advanced technology development company. We have emerged from being a supplier of computer hardware, software and telecommunications products and services to becoming an advanced technology company that focuses on a range of life enhancing, personal safeguard technologies, early warning systems, miniaturized power sources and security monitoring systems combined with comprehensive data management services required to support them. To date, we have five such products in various states of development. They are:

         o Digital Angel(TM), for monitoring and tracking people and objects;

         o Thermo Life(TM), a thermoelectric generator powered by body heat;

         o VeriChip(TM), an implantable radio frequency verification device that can be used for security, financial, personal identification/safety and other applications;

         o Bio-Thermo(TM), a temperature-sensing implantable microchip for use in pets, livestock and other animals; and

         o Personal Locating Device (PLD), an implantable global positioning satellite (GPS) location device.

         Several years ago, we developed a proprietary location and monitoring system that combines advanced biosensor technology and location technology (such as global positioning satellite (GPS)), in a watch/pager device that communicates through proprietary software to a secure 24/7 operations center in California. This system is covered under the United States patent registration # 5,629,678, which we acquired in 1999. We filed an International Patent Application directed to the system, which has been published under publication no. W/0 02/44865. The application, which is in the name of Digital Angel Corporation, is currently pending in several countries. This technology provides "where-you-are" and "how-you-are" information about loved ones (particularly elderly relatives and children), their location and their vital signs via the subscriber's computer, personal digital assistant (PDA) or wireless telephone. We branded this technology Digital Angel and merged the technology with a company formerly known as Destron Fearing Corporation. Our goal was to create a new corporation underpinned by the patented technology and complemented by the products, services and revenues of our existing business segments. We united our existing GPS, application service provider and animal tracking business units to form Digital Angel Corporation, which we refer to as pre-merger Digital Angel. Digital Angel, the product, is now developed and was launched on November 26, 2001. Effective March 27, 2002, pre-merger Digital Angel became its own public company through its merger into Medical Advisory Systems, Inc. (MAS) (AMEX:DOC). Currently we are the beneficial owner of approximately 72.9% of this new company which has been renamed Digital Angel Corporation.

         Our wholly-owned subsidiary, Thermo Life Energy Corp. will develop, market and license our product, Thermo Life, a small thermoelectric generator powered by body heat. Thermo Life is intended to provide a miniaturized power source for a wide range of consumer electronic devices including attachable or implantable medical devices and wristwatches. On July 9, 2002, we announced that we had achieved an important breakthrough:
3.0-volts of electrical power were successfully generated by Thermo Life in laboratory tests. We expect to begin marketing Thermo Life during the latter part of 2003.

         We have developed a miniaturized, implantable identification chip, called VeriChip that can be used in a variety of security, financial, personal identification/safety and other applications. On February 7, 2002, we announced that we had created a wholly-owned subsidiary, VeriChip Corporation, which will develop, market and license VeriChip. About the size of a grain of rice, each VeriChip product contains a unique verification number. Utilizing our proprietary external radio frequency identification
(RFID) scanner, radio frequency passes through the skin energizing the dormant VeriChip, which then emits a radio frequency signal transmitting the verification number contained in the VeriChip.

         On October 22, 2002, we announced that the Food and Drug Administration (FDA) had determined that VeriChip is not a regulated medical device for security, financial and personal identification/safety applications. The FDA specified in its ruling that VeriChip is a regulated medical device for health information applications when marketed to provide information to assist in the diagnosis or treatment of injury or illness. On November 8, 2002, we received a letter from the FDA, based upon correspondence from us to the FDA, warning us not to market VeriChip for medical applications. We currently intend to market and distribute the VeriChip product for security, financial and personal identification/safety applications and, in the future, we plan to expand our marketing and distribution efforts to health information applications of the product, subject to any and all necessary FDA and other approvals. We are currently in the process of preparing a 510-K application to obtain FDA approval to market VeriChip for certain health information applications. We intend to submit the 510-K application to the FDA within the next several months.

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

         On May 13, 2003, we announced that we have developed and successfully field-tested a working prototype of, what is to our knowledge, the first-ever sub-dermal GPS personal location device called PLD. The dimensions of this initial PLD prototype are 2.5 inches in diameter by 0.5 inches in depth, roughly the size of a pacemaker. As the process of miniaturization proceeds in the coming months, we expect to be able to shrink the size of the device to at least one-half and perhaps to as little as one-tenth of the current size. The PLD is charged by an induction-based power-recharging method which is similar to that used to recharge implantable pacemakers. This recharging technique functions without requiring any physical connection between the power source and the implant. The exact timing of the commercial availability of PLD is unclear pending further technological refinements and the obtainment of any and all required regulatory clearances. The PLD technology builds on our United States patent registration # 5,629,678.

RECENT/OTHER DEVELOPMENTS

         Payment in Full of Obligations to IBM Credit LLC

         Our Third Amended and Restated Term Credit Agreement (the "IBM Credit Agreement") with IBM Credit LLC ("IBM Credit") contained covenants relating to our financial position and performance, as well as the financial position and performance of Digital Angel Corporation. At December 31, 2002, we did not maintain compliance with the revised financial performance covenant under the IBM Credit Agreement. In addition, under the terms of the IBM Credit Agreement we were required to repay IBM Credit $29.8 million of the $77.2 million outstanding principal balance currently owed to them, plus $16.4 million of accrued interest and expenses (totaling approximately $46.2 million), on or before February 28, 2003. We did not make such payment by February 28, 2003, and on March 7, 2003, we received a notice from IBM Credit declaring the loan in default. Effective April 1, 2003, we entered into a Forbearance Agreement with IBM Credit. In turn, we agreed to dismiss with prejudice a lawsuit we filed against IBM Credit and IBM Corporation in Palm Beach County, Florida on March 6, 2003. Under the terms of the Forbearance Agreement, we had the right to purchase all of our outstanding debt obligations to IBM Credit, totaling approximately $100.4 million (including accrued interest), if we paid IBM Credit $30.0 million in cash by June 30, 2003. As of June 30, 2003, we made cash payments to IBM Credit totaling $30.0 million and, thus, we have satisfied in full our debt obligations to IBM Credit. As a result, during the quarter ended June 30, 2003, we expect to record a gain on the forgiveness of debt of approximately $70.4 million, exclusive of the bonuses discussed below.

         On June 30, 2003, our Board of Directors (through the Compensation Committee) approved the payment of approximately $4.3 million in bonuses. The bonuses, which may be paid in cash (subject to availability) or in shares of our common stock based upon mutual agreement of the recipient and us, subject to any regulatory or necessary approvals, were awarded to directors, executive officers and other employees in recognition of their efforts in achieving the successful repayment of all obligations to IBM Credit. The amount and timing of the payment of these bonuses will depend on various factors, including (among others) the rate of our business growth, our research and development efforts and pipeline, the effort and timing involved in obtaining FDA and other necessary approval for our VeriChip product's medical applications, capital equipment needs, the requirements of our customers, and opportunities discovered or presented to us, and other cash requirements.

         Funding for $30.0 Million Payment to IBM Credit

         Funding for the $30 million payment to IBM Credit consisted of $17.8 million in net proceeds from the sales of an aggregate of 50.0 million shares of our common stock, $10.0 million in net proceeds from the issuance of our 8.5% Convertible Exchangeable Debentures, and $2.2 million from cash on hand.

         The 50.0 million shares of our common stock were purchased under the Securities Purchase Agreements. The purchases resulted in net proceeds to us of $17.8 million, after deduction of the 3% fee to our placement agent, J.P. Carey Securities, Inc.

         Issuance of 8.5% Convertible Exchangeable Debentures

         On June 30, 2003, we entered into the Securities Purchase Agreement (the "Agreement") with certain investors, collectively referred to herein as "the Purchasers." In connection with the Agreement, we issued to the Purchasers the $10.5 million aggregate principal amount of 8.5% Convertible Exchangeable Debentures (the "Debentures"). Subject to the terms under the various agreements, the Debentures are convertible into shares of our common stock (subject in part to shareholder approval) or exchangeable for shares of the Digital Angel Corporation common stock owned by us, or a combination thereof, at the Purchasers' option. We currently own 19.6 million shares of Digital Angel Corporation's common stock, or approximately 72.9% of the shares outstanding of Digital Angel Corporation's common stock as of June 30, 2003. The Debentures are convertible or exchangeable at any time at the option of the Purchasers. The conversion price for our common stock is $0.515 per share also referred to as the Set Price, subject to anti-dilution provisions. The exchange price for the Digital Angel Corporation common stock owned by us is $2.20 per share as to the first fifty percent (50%) of the original principal amount of the Debentures and $4.25 per share as to the remaining fifty percent (50%) of the original principal amount, subject to anti-dilution provisions.

         In addition, we have granted to the Purchasers warrants to acquire approximately 5.35 million shares of our common stock, or 0.95 million shares of the Digital Angel Corporation common stock currently and owned by us, or a combination of shares from both companies, at the Purchasers' option (the "Warrants"). The exercise prices are $0.564 and $3.178 for our common stock and the Digital Angel Corporation common stock owned by us, respectively. The Warrants are subject to anti-dilution provisions, vest immediately and are exercisable through June 30, 2007. We have entered into a Registration Rights Agreement with the Purchasers whereby we have agreed to register our common shares issuable upon conversion of the Debentures and Warrants within a specified time period.


         The proceeds upon issuance of the Debentures were allocated as follows:

                Face value of Debentures                      $10,500
                Beneficial conversion feature                  (3,120)
                Relative fair value of Warrants                (1,387)
                                                          -------------
                Relative fair value of Debentures             $ 5,993
                                                          =============

         The beneficial conversion feature was recorded as a reduction in the value assigned to the Debentures (original issue discount) and an increase in additional paid-in-capital. The value assigned to the Warrants was recorded as a reduction in the value assigned to the Debentures (original issue discount) and an increase in long-term liabilities. The liability for the Warrants, to the extent potentially settleable in shares of the Digital Angel Corporation common stock owned by us, will be revalued at each reporting period and any resulting increase will result in a charge to operations. We will be required to record an impairment loss if the carrying value of the Digital Angel Corporation common stock underlying the Warrants exceeds the exercise price. Should the Purchasers elect to exercise the Warrants into shares of the Digital Angel Corporation common stock, such exercise may result in our recording a gain on the transaction. The original issue discount of $4.5 million will be accreted over the life of the Debentures as additional interest expense.

         Among other provisions under the Agreement and the Debentures, we are required to pay interest at the rate of 8.5% per annum on a quarterly basis beginning September 1, 2003, and, beginning on November 1, 2003, on a monthly basis as to the principal amount required to be redeemed each month. A final interest payment is due on the maturity date, which is November 1, 2005. Interest payments may be made in either cash or in shares of the Digital Angel Corporation common stock owned by us, or a combination thereof at our option, subject to certain restrictions. The interest conversion rate for the Digital Angel Corporation common stock is calculated based upon 90% of the average of the lowest 10 of the 20 volume-weighted average stock prices immediately prior to the applicable interest payment date, subject to a late payment adjustment. Principal redemption payments of $0.4 million are due monthly beginning November 1, 2003. The principal redemption payments may be made in cash, our common stock or the Digital Angel Corporation common stock owned by us at our option, subject to certain limitations regarding the average market value and trading volume of the Digital Angel Corporation common stock. The conversion/exchange redemption prices are based upon the lesser of ninety percent (90%) of the lowest 10 of the 20 volume-weighted average stock prices prior to the redemption date, and the Set Price/exchangeable prices, subject to anti-dilution provisions. If we elect to make interest and or principal redemption payments in shares of the Digital Angel Corporation common stock that we own, such payments may result in additional interest expense and or a gain or loss on the deemed sale of the Digital Angel Corporation common shares. If we elect to make principal redemption payments in shares of our common stock, such payments may result in additional interest expense.

         Subject to certain exempt transactions, including among others the issuances of shares in connection with stock options, share issuances under severance agreements with former executives, exercises of warrants currently outstanding including the Warrants, the conversion of the Debentures and issuances of shares for acquisitions or strategic investments, we are prohibited under the terms of the Agreement to incur, create, guarantee, assume or to otherwise become liable on account of an indebtedness other than with a federally regulated financial institution or to increase any amounts owing under any existing obligations or to issue or sell shares of our common stock or equivalents until ninety (90) days after the effective date of the registration statement registering our common shares underlying the Debentures and Warrants. In addition, each Purchaser has the right of first refusal with regard to any financings made by us in shares of our common stock or common stock equivalents until such time as the Purchaser no longer holds any Debentures.

         As collateral for the Debentures and under the terms of a Security Agreement, we and our wholly-owned subsidiary Computer Equity Corporation have granted to the Purchasers a security interest in all of our accounts receivable, and under the terms of a Pledge Agreement, we have granted to the Purchasers a security interest in up to 15.0 million shares of the Digital Angel Corporation common stock we currently own.

         In connection with the Debentures, we incurred a placement agency fee of $430,000 and we reimbursed one of the Purchasers $50,000 for legal, administrative, due diligence and other expenses incurred to prepare and negotiate the transaction documents.

         SEC Inquiry

         The Staff of the Securities and Exchange Commission's Southeast Regional Office is conducting an informal inquiry concerning us. We are fully and voluntarily cooperating with the informal inquiry. At this point, we are unable to determine whether the informal investigation may lead to potentially adverse action.

         Nasdaq SmallCap Listing

         Our common stock has traded on the SmallCap since November 12, 2002, under the symbol "ADSX." Prior to November 12, 2002, the our common stock traded on the Nasdaq National Market at all times, except for the period between July 12, 2002 and July 30, 2002, when our common stock traded on the Pink Sheets under the symbol "ADSX.PK." To maintain its SmallCap listing, we must continue to comply with the SmallCap's listing requirements and, prior to October 2003, regain the minimum bid requirement of at least $1.00 per share for a minimum of ten (10) consecutive trading days. We have included a proposal in our proxy statement for a special meeting of shareholders to be held on September 10, 2003, to solicit shareholder approval to effect a reverse stock split of all of the issued and outstanding shares of our common stock, and granting of discretionary authority to our Board of Directors for a period of twelve months after the date its shareholders approve the proposal to determine the reverse stock split ratio, not to exceed a ratio of 1-for-25, and the effective date of the reverse stock split or to determine not to proceed with the reverse stock split. Our Board of Directors currently believes that it should implement a reverse stock split to reduce the number of issued and outstanding shares, which are a result, in part, of our past acquisitions, the payment of debt obligations to IBM Credit and preferred stock conversions. In addition, our Board of Directors believes that a reverse stock split may facilitate the continued listing of our common stock on the SmallCap and may enhance the desirability and marketability of our common stock to the financial community and the investing public.

         Severance Agreements

         On March 21, 2003, Richard J. Sullivan, our then Chairman of the Board of Directors and Chief Executive Officer, retired from such positions. Our Board of Directors negotiated a severance agreement with Richard Sullivan under which he is to receive a one-time payment of 56.0 million shares of our common stock. In addition, stock options held by him exercisable for approximately 10.9 million shares of our common stock were re-priced. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. Richard Sullivan's severance agreement provides that the payment of shares and re-pricing of options provided for under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. That agreement required us to make payments of approximately $17 million to him (or approximately $3.9 million more than is owed under the severance agreement), a portion of such payments of which could be made in either cash or stock, at our option.

         On March 21, 2003, Jerome C. Artigliere, our then Senior Vice President and Chief Operating Officer, resigned from such positions. Under the terms of his severance agreement, Mr. Artigliere is to receive 4.8 million shares of our common stock. In addition, stock options held by him exercisable for approximately 2.3 million shares of our common stock were re-priced. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. Mr. Artigliere's severance agreement provides that the payment of shares and re-pricing of options provided under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. That agreement required us to make payments of approximately $1.5 million to Mr. Artigliere.

         As a result of the termination of Richard Sullivan's employment with us, a "triggering event" provision in the severance agreement we had entered into with Garrett Sullivan, our former Vice Chairman of the Board, (who is not related to Richard Sullivan) at the time of his ceasing to serve in such capacity in December 2001, has been triggered. We negotiated a settlement of our obligations under Garrett Sullivan's severance agreement that requires us to issue to him 7.5 million shares of our common stock on our before August 31, 2003.

         Our shareholders have approved the issuance of our common stock and have ratified the re-pricing of the options under the terms of the severance agreements with Richard J. Sullivan and Jerome C. Artigliere and they have approved the issuance of our common stock under the agreements entered into with Garrett Sullivan. The terms of each of the severance agreements were subject to shareholder approval, in accordance with applicable Nasdaq rules, because the agreements (i) are deemed to be compensatory arrangements under which our common stock may be acquired by officers or directors, and (ii) in Richard Sullivan's case, it may have resulted in his potentially holding more than 20% of the outstanding shares of our common stock following the issuance of the shares and exercise of options covered by his severance agreement. As a result of the terminations of Messrs. Sullivan and Artigliere, we recorded severance expense of $22.0 million during the six-months ended June 30, 2003, including $2.5 million resulting from the re-priced options. On July 25, 2003, our shareholders approved the terms of the severance agreement with Richard J. Sullivan, as discussed above, and, therefore, we will reverse approximately $3.9 million of such severance expense during the three-months ending September 30, 2003.

         Other

         On July 25, 2003, our shareholders approved an increase in the number of common shares authorized from 435.0 million to 560.0 million. The increase will become effective upon the acceptance of an amendment to our articles of incorporation by the State of Missouri.

         We are planning to offer up to 30,000,000 shares of our common stock in a public offering registered under the Securities Act of 1933, subject to shareholder approval. The shares of our common stock will be offered on a best efforts basis and may be sold through the efforts of a placement agent, J.P. Carey Securities, Inc.

         Effective May 9, 2003, Michael Zarriello joined our Board of Directors. Mr. Zarriello was most recently a Senior Managing Director of Jesup & Lamont Securities Corporation and served as President of Jesup and Lamont Merchant Partners LLC. Prior to that, he was Managing Director and Principal of Bear Stearns & Co., Inc. He has extensive financial experience having served earlier in his career as Chief Financial Officer of the Principal Activities Group that invested the Bear Stearns & Co., Inc. capital in middle market companies, Chief Financial Officer of United States Leather Holdings, Inc. and Chief Financial Officer of Avon Products, Inc. Healthcare Division. He serves on the Audit Committee of our Board of Directors.

         Effective May 12, 2003, Kevin H. McLaughlin was appointed President and Chief Operating Officer. Prior to his appointment as President, Mr. McLaughlin served as our Senior Vice President and Chief Operating Officer.

         Effective June 4, 2003, Arthur F. Noterman resigned from our Board of Directors to pursue other interests. Mr. Noterman's term was due to expire at our Annual Meeting of Shareholders, which was held on July 25, 2003. At present, we have not filled the position vacated by Mr. Noterman.

         On July 31, 2003, Digital Angel Corporation entered into a securities purchase agreement to sell securities to Laurus Master Fund, Ltd. ("Laurus"). Under the terms of the securities purchase agreement, Digital Angel Corporation issued and sold to Laurus a two-year secured convertible note in the original principal amount of $2.0 million and a common stock warrant to purchase up to 0.1 million shares of Digital Angel Corporation's common stock. The note is convertible, at Laurus' option, into shares of Digital Angel Corporation's common stock at a per share price of $2.33, subject to limitations. The note accrues interest at an annual rate equal to prime plus 1.75% but shall not be less than 6% per annum. The exercise prices of the warrant range from $2.68 to $3.38 per share and the warrant is exercisable for five years. In connection with the note, Digital Angel Corporation and Laurus entered into a security agreement granting to Laurus a lien and security interest in Digital Angel Corporation's assets (having a net book value of $53.1 million as of June 30, 2003), which is subject to a lien and security interest held by Wells Fargo.

         On August 14, 2003, we entered into a Stock Purchase Agreement with Digital Angel Corporation. The Stock Purchase Agreement represents a strategic investment in Digital Angel Corporation, whereby we are increasing our ownership interest. The Stock Purchase Agreement provides for us to purchase 3.0 million shares of Digital Angel Corporation's common stock at $2.64 per share and for us to receive a warrant to purchase up to 1.0 million shares of Digital Angel Corporation's common stock. The aggregate purchase price for the 3.0 million shares of $7.9 million is payable in shares of our common stock equal to the aggregate purchase price divided by the average of the volume weighted average price for our common stock for the ten trading days immediately proceeding the closing date (the "Per Share Exchange Price"). If the Per Share Exchange Price is less than $0.40, we shall have the option to postpone the closing date for a period not to exceed thirty calendar days or to terminate the Stock Purchase Agreement. The warrant gives us the right to purchase a total of 1.0 million shares of Digital Angel Corporation's common stock for a period of five years from February 1, 2004. The exercise price of the warrant will be equal to the daily volume weighted average price of Digital Angel Corporation's common stock for the first 10 consecutive trading days of 2004 starting on January 2, 2004. As a related part of this transaction, negotiations are taking place with the Purchasers, which may result in Digital Angel Corporation's issuing a five-year warrant to the Purchasers to acquire up to 0.5 million shares of its common stock at an exercise price of $2.64 per share.

BUSINESS SEGMENTS

         As a result of the merger of pre-merger Digital Angel and MAS, which occurred on March 27, 2002, the significant restructuring of our business during the past year and our emergence as an advanced technology development company, we have re-evaluated and realigned our reporting segments. Effective January 1, 2002, we began operating in three business segments: Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc. (formerly the segment known as SysComm International).

         Advanced Technology

         Our Advanced Technology segment represents those businesses that we believe will provide the necessary synergies, support and infrastructure to allow us to develop, promote and fully-integrate our life-enhancing technology products and services. This segment specializes in security-related data collection, value-added data intelligence and complex data delivery systems for a wide variety of end users including government agencies, commercial operations and consumers. Our VeriChip, Thermo Life and PLD products are included in the Advanced Technology segment.

         Digital Angel Corporation

         Our Digital Angel Corporation segment consists of the business operations of Digital Angel Corporation, our approximately 72.9% owned subsidiary and is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects. Digital Angel Corporation operates in four divisions:
Animal Applications, Wireless and Monitoring, GPS and Radio Communications, and Medical Systems. Our Digital Angel and Bio-Thermo products are included in the Digital Angel Corporation segment.

         InfoTech USA, Inc. (formerly SysComm International)

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

         All Other

         Business units that were part of our continuing operations and that were closed or sold during 2002 are reported as "All Other."

         "Corporate/Eliminations"

         The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of our subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporation/Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions. Included in "Corporate/Eliminations" for the three and six-months ended June 30, 2003, is gain on the forgiveness of the IBM debt of $70.4 million and for the six-months ended June 30, 2003, is a severance charge of $22.0 million associated with the termination of certain former officers. Included in "Corporate/Eliminations" for the six-months ended June 30, 2002, is a non-cash compensation charge of $18.7 million associated with pre-merger Digital Angel options, which were converted into options to acquire shares of MAS in connection with the merger of pre-merger Digital Angel and MAS.

         Discontinued Operations

         On March 1, 2001, our Board of Directors approved a plan to sell Intellesale, Inc. and all of our other non-core businesses. The results of operations, financial condition and cash flows of Intellesale and all of our other non-core businesses have been reported as Discontinued Operations in our financial statements.

         RESULTS OF CONTINUING OPERATIONS

         The following table summarizes our results of operations as a percentage of net operating revenue for the three and six-month periods ended June 30, 2003 and 2002 and is derived from the unaudited consolidated statements of operations in Part I, Item 1 of this report.

                                                                      -------------------------- ---------------------
                                                                          RELATIONSHIP TO           RELATIONSHIP TO
                                                                              REVENUE                   REVENUE
                                                                        THREE-MONTHS ENDED          SIX-MONTHS ENDED
                                                                             JUNE 30,                   JUNE 30,
                                                                      -------------------------- ---------------------
                                                                            2003        2002        2003         2002
                                                                            ----        ----        ----         ----
                                                                             %           %           %            %
                                                                             -           -           -            -
Product revenue                                                             83.3        82.2        83.5         82.0
Service revenue                                                             16.7        17.8        16.5         18.0
                                                                      -------------------------- ---------------------
Total revenue                                                              100.0       100.0       100.0        100.0
Cost of products sold                                                       62.6        57.7        59.2         58.1
Cost of services sold                                                        7.7         8.5         7.8          8.4
                                                                      -------------------------- ---------------------
Total cost of products and services sold                                    70.3        66.2        67.0         66.5
                                                                      -------------------------- ---------------------
Gross profit                                                                29.7        33.8        33.0         33.5
Selling, general and administrative expenses                               (59.7)      (71.2)      (91.2)       (88.3)
Research and development                                                    (6.8)       (3.0)       (5.7)        (3.3)
Depreciation and amortization                                               (2.9)       (5.4)       (2.7)        (4.4)
Gain on forgiveness of debt                                                337.0          --       153.0           --
Interest and other income                                                    1.0         2.1         1.0          1.2
Interest expense                                                           (21.9)      (18.3)      (20.0)       (12.6)
                                                                      -------------------------- ---------------------
Income (loss) from continuing operations before taxes, minority interest, net loss on subsidiary stock issuances and merger
  transaction and equity in net loss of affiliate                          276.4       (62.0)       67.4        (73.9)
Provision (benefit) for income taxes                                         4.6          --         1.7          0.2
                                                                      -------------------------- ---------------------
Income (loss) from continuing operations before minority
  interest, net loss on subsidiary stock issuances and
  merger transaction and equity in net loss of affiliate                   271.8       (62.0)       65.7        (74.1)
Minority interest                                                           (3.9)       (1.6)       (2.1)        (0.8)
Net loss on subsidiary stock issuances and merger
  transaction                                                                3.8        15.0         2.5          7.9
Equity in net loss of affiliate                                               --          --          --          0.5
                                                                      -------------------------- ---------------------
Income (loss) from continuing operations                                   271.9       (75.4)       65.3        (81.7)
(Loss) income from discontinued operations, net of income
  taxes                                                                     (2.1)       (1.8)       (1.3)         0.4
                                                                      -------------------------- ---------------------
Net loss                                                                   269.8       (77.2)       64.0        (81.3)
                                                                      ========================== ======================

         REVENUE

         Revenue from continuing operations for the three-months ended June 30, 2003, decreased $4.9 million, or 19.1%, to $20.9 from $25.8 million in the three-months ended June 30, 2002. Revenue from continuing operations for the six-months ended June 30, 2003, decreased $8.1 million, or 14.9%, to $46.0 from $54.1 million in the six-months ended June 30, 2002.

         Revenue from continuing operations during the three and six-months ended June 30, 2003, and 2002 by segment was as follows:


                                                             THREE-MONTHS ENDED JUNE 30,
                                                                   (IN THOUSANDS)
                                 ------------------------------------------------------------------------------------
                                                       2003                                     2002
                                                       ----                                     ----
                                 ------------------------------------------------------------------------------------
                                      Product       Service        Total       Product       Service         Total
                                      -------       -------        -----       -------       -------         -----
     Advanced Technology              $ 5,924        $2,615       $ 8,539      $ 8,528        $3,368        $11,896
     Digital Angel Corporation          8,138           242         8,380        8,584           577          9,161
     InfoTech USA, Inc.                 3,333           637         3,970        4,127           668          4,795
     All Other                             --            --           --            --            --             --
     Corporate / Eliminations              --            --           --            (2)          (14)           (16)
                                 ------------------------------------------------------------------------------------
     Total                            $17,395        $3,494       $20,889      $21,237        $4,599        $25,836
                                 =========================================== ========================================

                                                              SIX-MONTHS ENDED JUNE 30,
                                                                   (IN THOUSANDS)
                                 ------------------------------------------------------------------------------------
                                                       2003                                     2002
                                                       ----                                     ----
                                 ------------------------------------------------------------------------------------
                                      Product       Service        Total       Product       Service         Total
                                      -------       -------        -----       -------       -------         -----
     Advanced Technology              $14,255        $5,565       $19,820      $13,431        $6,984        $20,415
     Digital Angel Corporation         18,896           775        19,671       16,035           880         16,915
     InfoTech USA, Inc.                 5,267         1,237         6,504       13,820         1,480         15,300
     All Other                             --            --            --        1,014           375          1,389
     Corporate / Eliminations              --            --            --           --            36             36
                                 ------------------------------------------------------------------------------------
     Total                            $38,418        $7,577       $45,995      $44,300        $9,755        $54,055
                                 =========================================== ========================================

         Advanced Technology's revenue decreased $3.4 million and $0.6 million in the three and six-month periods ended June 30, 2003, respectively, when compared to the three and six-month period ended June 30, 2002. When compared to the amounts for the three-months ended June 30, 2003, product revenue decreased by $2.6 million, or 30.5%, and service revenue decreased by $0.8 million, or 22.4%. When compared to the amounts for the six-months ended June 30, 2003, product revenue increased by $0.8 million, or 6.1%, and service revenue decreased by $1.4 million, or 20.3%. We attribute the decrease in product revenue during the three-months ended June 30, 2003, primarily to a delay in government contract projects. We attribute the increase in product revenue during the six-months ended June 30, 2003 to an increase in government contract sales during the first three months of 2003. We attribute the decreases in service revenues to reduced sales of software and other technology services and to the sale of one of the businesses in this group during the fourth quarter of 2002.


         Digital Angel Corporation's revenue decreased $0.8 million and increased $2.8 million in the three and six-month periods ended June 30, 2003, respectively, when compared to the three and six-month periods ended June 30, 2002. When compared to the amounts for the three-months ended June 30, 2002, product revenue decreased by $0.4 million, or 5.2%, and service revenue decreased by $0.3 million, or 58.1%. When compared to the amounts for the six-months ended June 30, 2002, product revenue increased by $2.9 million, or 17.8%, and service revenue decreased by $0.1 million, or 11.9%. We attribute the decrease in product revenue for the three months ended June 30, 2003, primarily to higher sales in the three-months ended June 30, 2002, as sales were delayed in the first quarter of 2002. We attribute the increase in product sales for the six-months ended June 30, 2003, primarily to an increase in sales to fish and wildlife industry customers and companion animal microchip sales in North America and Europe. We attribute the decreases in service revenue to the cancellation of a significant software contract in February 2003.

         InfoTech USA, Inc.'s revenue decreased $0.8 million and $8.8 million in the three and six-months ended June 30, 2003, respectively, when compared the three and six-month periods ended June 30, 2002. When compared to the amounts for the three-months ended June 30, 2002, product revenue decreased by $0.8 million, or 19.2%, and service revenue decreased by $0.0 million, or 4.6%. When compared to the amounts for the six-months ended June 30, 2002, product revenue decreased by $8.6 million, or 61.9%, and service revenue decreased by $0.2 million, or 16.4%. The decreases in both periods were due to a continued soft market in both product sales and service sales combined with our decision in April 2002 to cease selling some of our lower margin computer hardware and focus on the higher margin products and related technical services.

         All Other had no revenue for the three-months ended June 30, 2003 and 2002, and the six-months ended June 30, 2003, compared to revenue of $1.4 million during the six-months ended June 30, 2002, due to the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

GROSS PROFIT AND GROSS PROFIT MARGIN

         Gross profit from continuing operations for the three-months ended June 30, 2003, decreased $2.5 million, or 28.8%, to $6.2 million from $8.7 million for the three-months ended June 30, 2002. Gross profit from continuing operations for the six-months ended June 30, 2003, decreased $2.9 million, or 16.1%, to $15.2 million from $18.1 million in six-months ended June 30, 2002. Our gross profit margin was 29.7% and 33.0% of revenue, respectively, for the three and six-months ended June 30, 2003, and 33.8% and 33.5% of revenue, respectively, for the three and six-months ended June 30, 2002.

         Gross profit from continuing operations during the three and six-months ended June 30, 2003, and 2002 by segment was as follows:

                                                             THREE-MONTHS ENDED JUNE 30,
                                                                   (IN THOUSANDS)
                                 ------------------------------------------------------------------------------------
                                                       2003                                     2002
                                                       ----                                     ----
                                 ------------------------------------------------------------------------------------
                                      Product       Service        Total       Product       Service         Total
                                      -------       -------        -----       -------       -------         -----
     Advanced Technology              $  779         $1,621       $2,400       $1,817         $1,805        $3,622
     Digital Angel Corporation         3,231             26        3,257        3,827            330         4,157
     InfoTech USA, Inc.                  313            242          555          691            273           964
     All Other                            --             --           --           --             --            --
     Corporate / Eliminations             --             --           --           --            (15)          (15)
                                 ------------------------------------------------------------------------------------
     Total                            $4,323         $1,889       $6,212       $6,335         $2,393        $8,728
                                 =========================================== ========================================

                                                              SIX-MONTHS ENDED JUNE 30,
                                                                   (IN THOUSANDS)
                                 ------------------------------------------------------------------------------------
                                                       2003                                     2002
                                                       ----                                     ----
                                 ------------------------------------------------------------------------------------
                                      Product       Service        Total       Product       Service         Total
                                      -------       -------        -----       -------       -------         -----
     Advanced Technology              $ 2,078        $3,390       $ 5,468      $ 3,428        $3,787        $ 7,215
     Digital Angel Corporation          8,506           164         8,670        6,978           382          7,360
     InfoTech USA, Inc.                   590           453         1,043        1,651           679          2,330
     All Other                             --            --            --          826           339          1,165
     Corporate / Eliminations              --            --            --           --            36             36
                                 ------------------------------------------------------------------------------------
     Total                            $11,174        $4,007       $15,181      $12,883        $5,223        $18,106
                                 =========================================== ========================================

         Gross profit margin from continuing operations during the three and six-months ended June 30, 2003 and 2002, by segment was as follows:

                                                             THREE-MONTHS ENDED JUNE 30,
                                 ------------------------------------------------------------------------------------
                                                       2003                                     2002
                                                       ----                                     ----
                                 ------------------------------------------------------------------------------------
                                      Product       Service        Total       Product       Service         Total
                                      -------       -------        -----       -------       -------         -----
                                         %             %             %            %            %            %
                                         -             -             -            -            -            -
     Advanced Technology               13.1           62.0         28.1         21.3           53.6          30.4
     Digital Angel Corporation         39.7           10.7         38.9         44.6           57.2          45.4
     InfoTech USA, Inc.                 9.4           38.1         14.0         16.7           40.9          20.1
     All Other                           --             --           --           --             --            --
     Corporate / Eliminations            --             --           --           --            N/A           N/A
                                 ------------------------------------------------------------------------------------
     Total                             24.9           54.1         29.7         29.8           52.0          33.8
                                 ========================================== =========================================

                                                              SIX-MONTHS ENDED JUNE 30,
                                 ------------------------------------------------------------------------------------
                                                       2003                                     2002
                                                       ----                                     ----
                                 ------------------------------------------------------------------------------------
                                      Product       Service        Total       Product       Service         Total
                                      -------       -------        -----       -------       -------         -----
                                         %             %             %            %            %            %
                                         -             -             -            -            -            -
    Advanced Technology                14.6           60.9         27.6         25.5           54.2          35.3
     Digital Angel Corporation         45.0           21.2         44.1         43.5           43.4          43.5
     InfoTech USA, Inc.                11.2           36.7         16.1         11.9           45.9          15.2
     All Other                           --             --           --         81.5           90.4          83.9
     Corporate / Eliminations            --             --           --           --            N/A           N/A
                                  -----------------------------------------------------------------------------------
     Total                             29.1           52.9         33.0         29.1           53.5          33.5
                                  ========================================= =========================================

         Advanced Technology's gross profit decreased $1.2 million in the three-months ended June 30, 2003, and margin increased to 28.1% from 30.4% when compared to the three-months ended June 30 2002. Gross profit decreased $1.7 million in the six-months ended June 30, 2003, and margin decreased to 27.6% from 35.3% when compared to the six-months ended June 30, 2002. We attribute the overall decrease in gross profit primarily to the reduction in sales during the first three and six-months of 2003, and the decrease in margin primarily to the reduction in sales of software and other higher-margin products.

         Digital Angel Corporation's gross profit decreased $0.9 million in the three-months ended June 30, 2003, and margins decreased to 38.9% in the three-months ended June 30, 2003 from 45.4% in the three-months ended June 30, 2002. Gross profit increased $1.3 million in the six-months ended June 30, 2003, while margins decreased to 44.1% in the six-months ended June 30, 2003 from 43.5% in the six-months ended June 30, 2002. We attribute the decrease in gross profit for the three months ended June 30, 2003, primarily to the reduced sales during the three months ended June 30, 2003. We attribute the increase in gross profit for the six months ended June 30, 2002, primarily to the previously mentioned sales increase. We attribute the decreases in gross profit margins primarily to lower margins on service revenue.

         InfoTech USA, Inc.'s gross profit decreased $0.4 million in the three-months ended June 30, 2003, and margin decreased to 14.0% in the three-months ended June 30, 2003, from 20.1% in the three-months ended June 30, 2002. Gross profit decreased $1.3 million in the six-months ended June 30, 2003, and margin increased to 16.1% in the six-months ended June 30, 2003, from 15.2% in the six-months ended June 30, 2002. The decrease in gross profit was primarily due to the overall decrease in revenue. The decrease in gross margin to 14.0% in the three-months ended June 30, 2003, from 20.1% in the three-months ended June 30, 2002, was primarily a result of a large volume low margin sale during the current quarter.

         All Other had no gross margin for the three-months ended June 30, 2003 and 2002, and the six-months ended June 30, 2003, compared to gross margin of $1.2 million during the six-months ended June 30, 2002, due to the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expenses from continuing operations was $12.5 million in the three-months ended June 30, 2003, a decrease of $5.9 million, or 32.2%, from $18.4 million in the three-months ended June 30, 2002. Selling, general and administrative expenses from continuing operations was $41.9 million in the six-months ended June 30, 2003, a decrease of $5.8 million, or 12.2%, from $47.8 million in the six-months ended June 30, 2002. As a percentage of total revenue, selling, general and administrative expenses from continuing operations decreased to 59.7% in the three-months ended June 30, 2003, from 71.2% in the three-months ended June 30, 2002 and increased to 91.2% in the six-months ended June 30, 2003, from 88.3% in the six-months ended June 30, 2002.

         Selling, general and administrative expense from continuing operations during the three and six-months ended June 30, 2003 and 2002, by segments was as follows:

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     JUNE 30,                        JUNE 30,
                                                  (In thousands)                  (In thousands)
                                           ----------------------------      -------------------------
                                                2003           2002              2003         2002
                                                ----           ----              ----         ----

     Advanced Technology                        $ 2,405       $ 4,366           $ 4,681      $ 6,718
     Digital Angel Corporation                    3,897         3,713             7,899        6,841
     InfoTech USA, Inc.                             667           917             1,562        2,100
     All Other                                     (325)          (33)             (328)         880
     Corporate / Eliminations                     5,817         9,421            28,115       31,214
                                           ----------------------------      -------------------------
     Total                                      $12,461       $18,384           $41,929      $47,753
                                           ============================      =========================

   Selling, general and administrative expense as a percentage of revenue for each of the operating segments was:

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     JUNE 30,                        JUNE 30,
                                                  (In thousands)                  (In thousands)
                                           ----------------------------      ------------------------
                                                2003           2002              2003         2002
                                                ----           ----              ----         ----
                                                 %              %                 %            %
                                                 -              -                 -            -
     Advanced Technology                        28.2             36.7           23.6           32.9
     Digital Angel Corporation                  46.5             40.5           40.2           40.4
     InfoTech USA, Inc.                         16.8             19.1           24.0           13.7
     All Other                                    --              N/A             --           63.4
     Corporate / Eliminations(1)                27.9             36.5           61.1           57.7
                                           ----------------------------      ------------------------
     Total                                      59.7             71.2           91.2           88.3
                                           ============================      ========================

(1) Corporate's percentage has been calculated as a percentage of total revenue.

         Advanced Technology's selling general and administrative expense decreased $2.0 million, or 44.9%, to $2.4 million in the three-months ended June 30, 2003 from $4.4 million in the three-months ended June 30, 2002. Selling general and administrative expense decreased $2.0 million, or 30.3%, to $4.7 million in the six-months ended June 30, 2003 from $6.7 million in the six-months ended June 30, 2002. As a percentage of revenue, selling, general and administrative expense decreased in the three and six-month periods ended June 30, 2003. We attribute the decreases primarily to decreased legal and other costs associated with a lawsuit that was settled on July 15, 2002, and to the sale of one of the businesses in this group during the fourth quarter of 2002.

         Digital Angel Corporation's selling general and administrative expense increased $0.2 million, or 5.0%, to $3.9 million in the three-months ended June 30, 2003, from $3.7 million in the three-months ended June 30, 2002. Selling general and administrative expense increased $1.1 million, or 15.5%, to $7.9 million in the six-months ended June 30, 2003, from $6.8 million in the six-months ended June 30, 2002. We attribute the increases primarily to additional consulting expenses associated with the VeriChip product distribution and licensing agreement and additional board of director related expenses. As a percentage of revenue, selling, general and administrative expense increased during the three-month period ended June 30, 2003, due primarily to the reduction in sales during the period. As a percentage of revenue, selling, general and administrative expense remained relatively constant during the six-months ended June 30, 2003, as compared to the six-months ended June 30, 2002.

         InfoTech USA, Inc.'s selling general and administrative expense decreased $0.3 million, or 27.3%, to $0.7 million in the three-months ended June 30, 2003, from $0.9 million in the three-months ended June 30, 2002. Selling general and administrative expense decreased $0.5 million, or 25.6%, to $1.6 million in the six-months ended June 30, 2003, from $2.1 million in the six-months ended June 30, 2002. We attribute the decreases primarily to layoffs, the elimination of expenses related to the Shirley, New York facility, which was sold in January 2002, and other cost control programs. As a percentage of revenue, selling general and administrative expense decreased in the three-months period ended June 30, 2003, and increased in the six-months ended June 30, 2003.

         All Other's selling, general and administrative expenses decreased $0.3 million, or 884.8%, in the three-months ended June 30, 2003, from $0.0 million in the three-months ended June 30, 2002. Selling general and administrative expense decreased $1.2 million, or 137.3%, to $0.3) million in the six-months ended June 30, 2003, from $0.9 million in the six-months ended June 30, 2002. The decreases resulted primarily from the settlement of certain litigation for less than anticipated during the three-months ended June 30, 2003, and the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

         "Corporate / Eliminations" selling, general and administrative expenses decreased $3.6 million, or 38.1%, to $5.8 million in the three-months ended June 30, 2003, from $9.4 million in the three-months ended June 30, 2002. We attribute the decrease primarily to the following factors: 1). We incurred a charge of approximately $3.4 million during the three-months ended June 30, 2002, for valuation reserves associated with notes receivable for stock issuances; 2). We reduced approximately $0.1 million and incurred approximately $3.1 million in non-cash compensation expense during the three-months ended June 30, 2003 and 2002, respectively, due primarily to re-pricing 19.3 million stock options during 2001. The options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and fluctuations in our common stock price will result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expired; and 3). We eliminated approximately $1.0 million in expenses primarily from the cost reduction programs initiated during 2002. Partially offsetting the decrease was bonus expense of approximately $4.3 million during the three-months ended June 30, 2003. The bonuses, which may be paid in cash (subject to availability) or in shares of our common stock based upon mutual agreement of the recipient and us, subject to any regulatory or necessary approvals, were awarded to directors, executive officers and other employees in recognition of their efforts in achieving the successful repayment of all obligations to IBM Credit. The amount and timing of the payment of these bonuses will depend on various factors, including (among others) the rate of our business growth, our research and development efforts and pipeline, the effort and timing involved in obtaining FDA and other necessary approval for our VeriChip product's medical applications, capital equipment needs, the requirements of our customers, and opportunities discovered or presented to us.

         Selling, general and administrative expenses decreased $3.1 million, or 9.9%, to $28.1 million in the six-months ended June 30, 2003, from $31.2 million in the six-months ended June 30, 2002. We attribute the decrease to the following factors: 1). We incurred a charge of approximately $4.3 million during the six-months ended June 30, 2002, for valuation reserves associated with notes receivable for stock issuances and other bad debts; 2). We reduced approximately $1.0 million and incurred approximately $3.3 million in non-cash compensation expense during the six-months ended June 30, 2003 and 2002, respectively, due primarily to re-pricing 19.3 million stock options during 2001; 3). We recorded non-cash compensation expense associated with pre-merger Digital Angel options of approximately $18.7 million during the six-months ended June 30, 2002. Under the terms of the merger, options to acquire shares of pre-merger Digital Angel common stock were converted into options to acquire shares of MAS common stock. The transaction resulted in a new measurement date for the options. As all of the option holders were our employees or directors, these options were considered fixed awards under APB Opinion No. 25 and expense was recorded for the intrinsic value of the options converted; and 4). We eliminated approximately $1.7 million in expenses primarily from the cost reduction programs initiated during 2002. Partially offsetting these decreases were the following: 1). We incurred $4.3 million in bonus expense during the six-months ended June 30, 2003, as discussed above; and 2). We incurred approximately $21.8 million in severance expenses during the six-months ended June 30, 2003, which resulted from the termination of executive officers and director during the six-months ended June 30, 2003, including $2.5 million resulting from re-pricing stock options. (An additional $0.2 million of severance expense associated with these terminations is included in the Advance Technology segment's selling, general and administrative expense for the six-months ended June 30, 2003).

         RESEARCH AND DEVELOPMENT

         Research and development expense from continuing operations was $1.4 million and $0.8 million for the three months ended June 30, 2003, and 2002, respectively. Research and development expense from continuing operations was $2.6 million and $1.8 million for the six months ended June 30, 2003 and 2002, respectively. Research and development expense increased to 6.8% of revenue in the three-months ended June 30, 2003, from 3.0% of revenue in the three-months ended June 30, 2002 and increased to 5.7% of revenue in the six-months ended June 30, 2003, from 3.3% of revenue in the six months ended June 30, 2002. Research and development expense relates primarily to the development of our products, Digital Angel and VeriChip, Thermo Life and PLD.

         Research and development expense from continuing operations during the three and six-months ended June 30, 2003 and 2002, by segments was as follows:

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 JUNE 30,                        JUNE 30,
                                              (In thousands)                  (In thousands)
                                       ---------------------------      --------------------------
                                             2003           2002              2003         2002
                                             ----           ----              ----         ----

     Advanced Technology                     $   46          $ --            $  101       $  116
     Digital Angel Corporation                1,172           782             2,083        1,645
     InfoTech USA, Inc.                          --            --                --           --
     All Other                                   --            --                --           --
     Corporate / Eliminations                   206            --               441           --
                                       ---------------------------      --------------------------
     Total                                   $1,424          $782            $2,625       $1,761
                                       ===========================      ==========================

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense from continuing operations was $0.6 million and $1.4 million for the three months ended June 30, 2003, and 2002, respectively. Depreciation and amortization expense from continuing operations was $1.2 million and $2.4 million for the six months ended June 30, 2003, and 2002, respectively. Depreciation and amortization expense decreased to 2.9% of revenue in the three-months ended June 30, 2003, from 5.4% of revenue in the three-months ended June 30, 2002, and decreased to 2.7% of revenue in the six-months ended June 30, 2003, from 4.4% of revenue in the six months ended June 30, 2002.

         Depreciation and amortization expense from continuing operations during the three and six-months ended June 30, 2003, and 2002 by segments was as follows:

                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   JUNE 30,                        JUNE 30,
                                                (In thousands)                  (In thousands)
                                          ---------------------------     --------------------------
                                               2003          2002              2003         2002
                                               ----          ----              ----         ----

     Advanced Technology                        $ 64        $  144            $  133       $  250
     Digital Angel Corporation                   435         1,095               869        1,830
     InfoTech USA, Inc.                           55            69               111          143
     All Other                                    --            --                --            9
     Corporate / Eliminations                     57            76               124          156
                                          ---------------------------     --------------------------
     Total                                      $611        $1,384            $1,237       $2,388
                                          ===========================     ==========================

         Advanced Technology's depreciation and amortization expense decreased by $0.1 million, or 55.6%, to $0.1 million in the three-months ended June 30, 2003 from $0.1 million in the three-months ended June 30, 2002. Depreciation and amortization expense decreased by $0.1 million, or 46.8%, to $0.1 million in the six-months ended June 30, 2003 from $0.3 million in the six-months ended June 30, 2002. We attribute the decrease to fully depreciating certain assets during 2002 and our decision to limit our expenditures for property and equipment.

         Digital Angel Corporation's depreciation and amortization expense depreciation and amortization expense decreased by $0.7 million, or 60.3%, to $0.4 million in the three-months ended June 30, 2003 from $1.1 million in the three-months ended June 30, 2002. Depreciation and amortization expense decreased by $1.0 million, or 52.5%, to $0.9 million in the six-months ended June 30, 2003 from $1.8 million in the six-months ended June 30, 2002. We attribute the decrease primarily to the exclusion of depreciation expense for a license to a digital encryption and distribution software system that Digital Angel Corporation impaired during the fourth quarter of 2002.

         InfoTech USA, Inc.'s depreciation and amortization expense depreciation and amortization expense decrease slightly in the three and six-months ended June 30, 2003, as compared to the three and six-months ended June 30, 2002. We attribute the decreases primarily to the sale of the Shirley, New York facility during the three-months ended March 31, 2002.

         All Other's depreciation and amortization expense decreased due to the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

         Corporate/Elimination's depreciation and amortization expense decrease slightly in the three and six-months ended June 30, 2003, as compared to the three and six-months ended June 30, 2002. We attribute the decreases primarily to our decision to limit our expenditures for property and equipment.

         INTEREST INCOME AND EXPENSE

         Interest income was $0.2 million and $0.6 million, for the three-month ended June 30, 2003 and 2002, respectively, and $0.4 million and $0.7 million for the six-months ended June 30, 2003 and 2002, respectively. Interest income is earned primarily from short-term investments and notes receivable.

         Interest expense was $4.6 million and $4.7 million, for the three-month ended June 30, 2003 and 2002, respectively, and $9.2 million and $6.8 million for the six-months ended June 30, 2002 and 2001, respectively. Interest expense is primarily a function of the level of outstanding debt and the associated interest rate, and is principally associated with the IBM Credit Agreement. Our obligations under the IBM Credit Agreement were repaid as of June 30, 2003.

         INCOME TAXES

         Our effective income tax rates were 1.7% and (0.1)% in the three-months ended June 30, 2003 and 2002, respectively, and 2.5% and 0.2% in the six-months ended June 30, 2003 and 2002, respectively. Differences in the effective income tax rate from the statutory federal income tax rate arise primarily from the recognition of net operating loss carryforwards and state taxes net of federal benefits. In addition, during the three and six-months ended June 30, 2003, we recorded approximately $1.0 million in alternative minimum tax.

RESULTS OF DISCONTINUED OPERATIONS

         On March 1, 2001, our Board of Directors approved a plan to offer for sale its Intellesale business segment and all of its other "non-core businesses." Accordingly, the operating results of these entities have been reclassified and reported as discontinued operations for all periods presented. As of March 1, 2002, we had sold or closed substantially all of the businesses comprising Discontinued Operations and there were two insignificant companies remaining. One of the remaining businesses was sold effective May 2002, and the other was sold in July 2003. Proceeds from the sales of Discontinued Operations companies were primarily used to repay amounts outstanding under the IBM Credit Agreement.

         During the three months ended June 30, 2003 and 2002 and during the six-months ended June 30, 2003, Discontinued Operations incurred a change in estimated operating loss on disposal and operating losses during the phase out period of $0.4 million, $0.5 million and $0.6 million, respectively. The primary reasons for the increases in the estimated losses during these periods were (1) an increase in estimated facility lease cancellation costs and (2) the operations of the two remaining businesses within this group. One of these businesses was sold in May of 2002, and the other was sold in July 2003.

         During the six-months ended June 30, 2002, we recorded a reduction of its estimated operating loss on disposal and operating losses during the phase out period of $0.2 million. This reduction was comprised primarily of an increase in the estimated loss on the sale of the Company's 85% ownership in its Canadian subsidiary, Ground Effects Ltd., which was sold in January 2002, of $0.2 million, offset by a decrease in carrying costs as certain of these obligations were settled during the six-months ended June 30, 2002, for amounts less than previously anticipated. Carrying costs include the cancellation of facility leases, employment contract buyouts, sales tax liabilities and litigation reserves.

         The following table sets forth the roll forward of the liabilities for estimated loss on sale and operating losses and carrying costs from December 31, 2002 through June 30, 2003.

                                                        Balance                                    Balance
Type of Cost                                  December 31, 2002      Additions   Deductions  June 30, 2003
-----------------------------------------------------------------------------------------------------------

Estimated loss on sale, net of change in
  estimated operating losses                             $   --           $126        $126          $   --
Carrying costs                                            4,908            309          --           5,217
                                             --------------------------------------------------------------
Total                                                    $4,908           $435        $126          $5,217
                                             ==============================================================

         LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

         As of June 30, 2003, cash and cash equivalents totaled $6.5 million, an increase of $0.7 million, or 12.1%, from $5.8 million at December 31, 2002.

         Cash of $0.7 million was used by operations and cash of $1.7 million was provided by operations during the first six-months of 2003, and 2002, respectively. In the six-months ended June 30, 2003, cash was used to purchase inventory. In the six months ended June 30, 2002, cash was provided primarily by collections on accounts receivable and a decrease in current and other assets, and cash was used primarily to purchase inventory.

         Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased by $3.9 million, or 23.6%, to $12.6 million at June 30, 2003, from $16.5 million at December 31, 2002. We attribute the increase primarily to a reduction in sales during the current period.

         Inventory levels increased by $2.0 million, or 31.2%, to $8.4 million at June 30, 2003, from $6.4 million at December 31, 2002. We attribute the increase primarily to the accumulation of inventory by Digital Angel Corporation in anticipation of current year sales.

         Accounts payable increased by $3.6 million, or 36.7%, to $13.4 million at June 30, 2003, from $9.8 million at December 31, 2002, due primarily to the increase in inventory.

         Accrued interest decreased by $10.1 million, or 100.0%, from $10.1 million at December 31, 2002, due to the payment in full of all obligations to IBM Credit as of June 30, 2003.

         Investing activities provided cash of $0.4 million and $4.4 million in the first six-months of 2003 and 2002, respectively. In the first six months of 2003, cash was provided primarily by collections on notes receivable of $1.0 million and used primarily to purchase property and equipment of $0.6 million. In the first six months of 2002, cash was provided primarily by collections of amounts due from buyers of divested subsidiaries of $2.6 million, proceeds from the sale of property and equipment of $2.5 million and proceeds from the sale of subsidiaries and business assets of $1.1 million. Partially offsetting the amounts provided were cash used by discontinued operations of $0.5 million and cash used to purchase property and equipment of $1.0 million.

         Financing activities provided cash of $1.0 million in the first six-months of 2003, and used cash of $1.8 million in the first six-months of 2002. In the first six-months of 2003, cash of $18.9 million was provided primarily from the issuances of our and Digital Angel Corporation's common stock, $10.0 million was provided by from the issuance of the Debentures and cash of $27.4 million was used primarily to repay notes payable. In the first six-months of 2002, cash was used primarily to repay $4.8 million against long-term debt and notes payable. Partially offsetting the use of cash during the first six-months of 2002 was cash of $1.6 million provided from the issuance of common shares and $1.2 million from collection of notes receivable for stock issued.

         Debt Covenant Compliance and Liquidity

         On March 1, 2002, we and the Digital Angel Trust entered into the IBM Credit Agreement with IBM Credit, which became effective on March 27, 2002, the effective date of the merger between pre-merger Digital Angel and MAS. At December 31, 2002, we failed to maintain compliance with the financial performance covenant under the IBM Credit Agreement. In addition, as of June 30, 2003, March 31, 2003 and December 31, 2002, Digital Angel Corporation did not maintain compliance with certain financial covenants under its credit agreement with its lender, Wells Fargo. Well Fargo provided Digital Angel Corporation with waivers of such non-compliance. IBM did not provide a waiver.

         Under the terms of the IBM Credit Agreement we were required to repay IBM Credit $29.8 million of the $77.2 million outstanding principal balance owed to them plus $16.4 million of accrued interest and expenses (totaling approximately $46.2 million), on or before February 28, 2003. We did not make such payment by February 28, 2003, and on March 3, 2003, IBM Credit notified us that we had until March 6, 2003, to make the payment. Our failure to comply with the payment terms imposed by the IBM Credit Agreement and our failure to maintain compliance with the financial performance covenant constitute events of default under the IBM Credit Agreement. On March 7, 2003, we received a letter from IBM Credit declaring the loan in default and indicating that IBM Credit would exercise any and/or all of its remedies.

         Effective April 1, 2003, we entered into a Forbearance Agreement with IBM Credit. Under the terms of the Forbearance Agreement, we had the right to purchase all of our outstanding debt obligations to IBM Credit, totaling approximately $100.1 million (including accrued interest), if we paid IBM Credit $30 million in cash by June 30, 2003. As of June 30, 2003, we have made cash payments to IBM Credit totaling $30.0 million and, thus, we have satisfied in full our debt obligations to IBM Credit. As a result, we recorded a gain on the forgiveness of debt of approximately $70.4 million in the quarter ended June 30, 2003.

         Funding for the $30.0 million payment to IBM Credit consisted of $17.8 million in net proceeds from the sales of an aggregate of 50.0 million shares of our common stock, $10.0 million in net proceeds from the issuance of the Debentures, and $2.2 million from cash on hand.

         The 50.0 million shares of our common stock were purchased under the Securities Purchase Agreements. The purchases resulted in net proceeds to us of $17.8 million, after deduction of the 3% fee to our placement agent, J.P. Carey Securities, Inc.

         On June 30, 2003, we entered into the Agreement with certain Purchasers. In connection with the Agreement, we issued to the Purchasers Debentures due November 1, 2005. Subject to the terms under the various agreements, the Debentures are convertible into shares of our common stock (subject in part to shareholder approval) or exchangeable for shares of Digital Angel Corporation common stock owned by us, or a combination thereof, at the Purchasers' option. We currently own 19.6 million shares of Digital Angel Corporation's common stock, or approximately 73% of the shares outstanding of Digital Angel Corporation's common stock as of June 30, 2003. The Debentures are convertible or exchangeable at any time at the option of the Purchasers. The conversion price for our common stock is $0.515 per share also referred to as the Set Price, subject to anti-dilution provisions. The exchange price for the Digital Angel Corporation common stock owned by us is $2.20 per share as to the first fifty percent (50%) of the original principal amount of the Debentures and $4.25 per share as to the remaining fifty percent (50%) of the original principal amount, subject to anti-dilution provisions.

         Among other provisions under the Agreement and the Debenture, we are required to pay interest at the rate of 8.5% per annum on a quarterly basis beginning September 1, 2003, and, beginning on November 1, 2003, on a monthly basis as to the principal amount required to be redeemed each month. A final interest payment is due on the maturity date. Interest payments may be made in either cash or in shares of the Digital Angel Corporation common stock owned by us, or a combination thereof at our option, subject to certain restrictions. The interest conversion rate for the Digital Angel Corporation common stock is calculated based upon 90% of the average of the lowest 10 of the 20 volume-weighted average stock prices immediately prior to the applicable interest payment date, subject to a late payment adjustment. Principal redemption payments of $0.4 million are due monthly beginning November 1, 2003. The principal redemption payments may be made in cash, our common stock or the Digital Angel Corporation common stock owned by us at our option, subject to certain limitations regarding the average market value and trading volume of the Digital Angel Corporation common stock. The conversion prices are based upon the lesser of ninety percent (90%) of the lowest 10 of the 20 volume-weighted average stock prices prior to the redemption date, and the set prices as defined in the Agreement. If we elect to make interest and or principal redemption payments in shares of the Digital Angel Corporation common stock that we own, such payments may result in additional interest expense and or a gain or loss on the deemed sale of the Digital Angel Corporation common shares. If we elect to make principal redemption payments in shares of our common stock, such payments may result in additional interest expense.

         The repayment of all of our debt obligations to IBM Credit resolved one of the major factors impacting our ability to continue as a going concern. Our ability to continue as a going concern is also predicated upon numerous issues including our ability to:

         o Successfully implement our business plans, manage expenditures according to our budget, and generate positive cash flow from operations;

         o Realize positive cash flow with respect to our investment in Digital Angel Corporation;

         o     Develop an effective marketing and sales strategy;

         o Obtain the necessary approvals to expand the market for the VeriChip product;

         o Complete the development of the second generation Digital Angel product; and

         o     Attract, motivate and/or retain key executives and employees.

         Sources of Liquidity

         Our operating activities did not provide positive cash flow during the six-months ending June 30, 2003, or during 2002 and 2001. In addition, during the six-months ended June 30, 2003, we used $2.2 million of our cash on hand to fund a portion of the $30 million debt payment to IBM Credit under the terms of the Forbearance Agreement. Accordingly, there can be no assurance that we will have access to funds necessary to provide for our ongoing operations or to make the required interest and redemption payments associated with the Debentures. Our sources of liquidity may include proceeds from the sale of common stock and preferred shares, proceeds for the sale of businesses, proceeds from the sale of the unrestricted Digital Angel Corporation common stock owned by us, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings. There can be no assurance however, that these options will be available, or if available, on favorable terms. Our capital requirements depend on a variety of factors, including but not limited to, repayment obligations under the Debentures, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions.

         Failure to obtain additional funding, to generate positive cash flow from operations and to comply with the payment and other provisions of the Debentures will have a materially adverse effect on our business, financial condition and results of operations.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (FAS No. 145). FAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item. Also, the exception to applying Opinion 30 is eliminated. This statement is effective for years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The adoption of FAS No. 145 had the effect of reducing our loss from continuing operations and eliminating an extraordinary gain as previously reported for the year ended December 31, 2001, and of reducing our income from continuing operations and eliminating an extraordinary loss as previously reported for the year ended December 31, 1999.
         In June 2002, the FASB issued SFAS 146, Accounting for costs Associated with Exit or Disposal Activities (FAS No. 146). This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. We adopted this statement on January 1, 2003. The adoption of FAS No. 146 did not have a material impact on our operations or financial position.

         In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123 (FAS No. 148). This Statement amends SFAS 123, Accounting for Stock-Based Compensation (FAS No. 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. We intend to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25. FAS No. 148's amendment of the transition and annual disclosure provisions of FAS No. 123 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions of FAS No. 148 effective December 31, 2002.

         In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FAS No. 150). FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We will adopt the provisions of FAS No. 150 effective July 1, 2003. We have not yet determined the impact, if any, of the adoption of FAS No. 150 on our financial position.

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

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK.

         This Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, and include statements relating to:

         o our growth strategies including, without limitation, our ability to deploy our products and services including Digital Angel(TM), Thermo Life(TM), VeriChip(TM), Bio-Thermo(TM) and PLD;

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

         o     regulatory, competitive or other economic influences; and

         o     all statements referring to the future or future events.


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

         OUR FAILURE TO OBTAIN ADDITIONAL FUNDING WILL HAVE A SUBSTANTIAL NEGATIVE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Our operating activities did not provide positive cash flow during the first six months of 2003 and during 2002 and 2001. In addition, during the first six months of 2003, we used $2.2 million of our cash on hand to fund a portion of a $30 million debt payment to IBM Credit under the terms of a Forbearance Agreement with IBM Credit. Accordingly, there can be no assurance that we will have access to funds necessary to provide for our ongoing operations. Our sources of liquidity may include proceeds from the sale of common stock and preferred shares, proceeds from the sale of businesses, proceeds from the sale of the unrestricted Digital Angel Corporation common stock owned by us, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings. There can be no assurance however, that these options will be available, or if available, on favorable terms. Failure to obtain additional funding and to generate positive cash flow from operations will have a materially adverse effect on our business, financial condition and results of operations.

         IF WE DO NOT OBTAIN SHAREHOLDER APPROVAL AT THE SEPTEMBER 10, 2003, SPECIAL MEETING OF SHAREHOLDERS WE WILL NOT BE ABLE TO ISSUE SHARES (BEYOND 7,210,679) IN CONNECTION WITH THE DEBENTURES AND RELATED WARRANTS AND WE MAY ONLY BE ABLE TO MAKE PRINCIPAL REDEMPTION PAYMENTS IN CASH, OR SUBJECT TO CERTAIN CONDITIONS, IN SHARES THAT WE BENEFICIALLY OWN IN DIGITAL ANGEL CORPORATION.

         The Nasdaq rules generally require shareholder approval for the issuance of securities representing 20% or more of an issuer's outstanding listed securities. Nasdaq has taken the position that the 50,000,000 shares we issued under three separate securities purchase agreements dated May 8, 2003, May 22, 2003 and June 4, 2003 (the "Securities Purchase Agreements"), and any issuance of our common stock under the Debentures and Warrants should be combined and treated as one transaction for determining the 20% threshold, since the purpose of and the proceeds from these transactions were used to pay our debt obligation to IBM Credit. We had 286,053,403 shares of our common stock outstanding just prior to the initial issuance of shares under the Securities Purchase Agreements. Therefore, 57,210,680 shares are equal to 20% of our outstanding shares on a pre-transaction basis. Thus, any issuance of our common stock under the Debentures and Warrants in excess of 7,210,679 shares would result in an issuance of securities representing 20% or more of our common stock under Nasdaq's rules. In connection with the Debentures, we have agreed to seek shareholder approval at a special meeting of shareholders being held on September 10, 2003, for the potential issuance of more than 7,210,679 shares of our common stock issuable upon conversion of the Debentures and Warrants to satisfy Nasdaq's requirements of shareholder approval. No shares have been issued in connection with the Debentures and Warrants as of the date of this filing. If shareholder approval were attained, the number of shares that could be issued upon the conversion of the Debentures and exercise of the Warrants would not be limited by the Nasdaq 20% limitation.

         If we do not obtain shareholder approval, we will not be able to issue shares (beyond 7,210,679) upon conversion of the Debentures, exercise of the Warrants, or in connection with monthly principal redemptions payments and we will only be able to make such payments in cash, or subject to certain conditions, in shares that we own in Digital Angel Corporation. Although the failure to obtain shareholder approval would not affect the terms of the Debentures or Warrants or otherwise have an adverse economic effect, we might prefer to have the Debentures convert into shares of our common stock or we might prefer to make our monthly principal redemption payments in shares of our common stock in order to conserve cash and to preserve our ownership of Digital Angel Corporation.

         OUR FINANCIAL STATEMENTS HAVE BEEN PREPARED ON A GOING CONCERN BASIS, AND HAVE INDICATED THAT SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         On June 30, 2003, we repaid of all of our debt obligations to IBM Credit, which resolved one of the major factors impacting our ability to continue as a going concern. Our ability to continue as a going concern is also predicated upon numerous issues including our ability to:

         o Successfully implement our business plans, manage expenditures according to our budget, and generate positive cash flow from operations;

         o Realize positive cash flow with respect to our investment in Digital Angel Corporation;

         o     Develop an effective marketing and sales strategy;

         o Obtain the necessary approvals to expand the market for our VeriChip product;

         o Complete the development of our second generation Digital Angel product; and

         o     Attract, motivate and/or retain key executives and employees.

         We are continually seeking operational efficiencies and synergies within each of our operating segments as well as evaluating acquisitions of businesses and customer bases which complement our operations. These strategic initiatives may include acquisitions, raising additional funds through debt or equity offerings, or the divestiture of non-core business units that are not critical to our long-term strategy or other restructurings or rationalization of existing operations. We will continue to review all alternatives to ensure maximum appreciation of our shareholders' investments. There can be no assurance, however, that any initiative will be found, or if found, that they will be on terms favorable to us.

         A CHANGE OF CONTROL OF DIGITAL ANGEL CORPORATION WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Under the terms of the employment agreement dated March 8, 2002, as amended, by and between Digital Angel Corporation and Randolph K. Geissler (the President and Chief Executive Officer of Digital Angel Corporation), a "change in control" occurs under that employment agreement if any person becomes the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of securities of Digital Angel Corporation representing 20% or more of the combined voting power of the then outstanding shares of common stock. Therefore, if we were required to sell more than approximately 5.3 million shares of Digital Angel Corporation's common stock that we currently own, such sale would constitute a change in control under the employment agreement with Mr. Geissler. Upon the occurrence of a change in control, Mr. Geissler, at his sole option and discretion, may terminate his employment with Digital Angel Corporation at any time within one year after such change in control upon 15 days' notice. In the event of such termination, the employment agreement provides that Digital Angel Corporation must pay to Mr. Geissler a severance payment equal to three times the base amount as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended ("Code") minus $1.00 (or a total of approximately $750,000), which would be payable no later than one month after the effective date of Mr. Geissler's termination of employment. In addition, upon the occurrence of a change of control under the employment agreement, all outstanding stock options held by Mr. Geissler would become fully exercisable.

         The employment agreement also provides that upon:

         o     a change of control;

         o the termination of Mr. Geissler's employment for any reason other than due to his material default under the employment agreement; or

         o if Mr. Geissler ceases to be Digital Angel Corporation's President and Chief Executive Officer for any reason other than termination due to his material default under the employment agreement.

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

         Also, effective October 30, 2002, Digital Angel Corporation entered into a Credit and Security Agreement with Wells Fargo. The Credit and Security Agreement provides that a "change in control" under that agreement results in a default. A change in control is defined as either Mr. Geissler ceasing to actively manage Digital Angel Corporation's day-to-day business activities or the transfer of at least 25% of the outstanding shares of Digital Angel Corporation's common stock. Also, if Digital Angel Corporation owes Mr. Geissler $4,000,000 under his employment agreement, the obligation would most likely result in a breach of Digital Angel Corporation's financial covenants under the Credit and Security Agreement. If these defaults occurred and were not waived by Wells Fargo, and if Wells Fargo were to enforce these defaults under the terms of the Credit and Security Agreement and related agreements, Digital Angel Corporation's and our business and financial condition would be materially and adversely affected, and it may force Digital Angel Corporation to cease operations.

         WE ARE REQUIRED TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN CONNECTION WITH SEVERANCE AGREEMENTS WITH OUR FORMER EXECUTIVE OFFICERS AND DIRECTORS AND, AS A RESULT, YOUR INVESTMENT IN OUR COMMON STOCK WILL BE FURTHER DILUTED.

         On March 21, 2003, we entered into severance agreements with Richard J. Sullivan, our then Chairman of the Board of Directors and Chief Executive Officer, and Jerry C. Artigliere, our then Senior Vice President and Chief Operating Officer. The severance agreements provide for the payment of 56.0 million and 4.8 million shares of our common stock to Richard Sullivan and Jerome Artigliere, respectively. In addition, stock options held by Richard Sullivan and Jerome Artigliere, which were exercisable for approximately 10.9 and 2.3 million shares of our common stock, respectively, were re-priced. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. As a result of the termination of Richard Sullivan's employment with us, a "triggering event" provision in the severance agreement we entered into with Garrett Sullivan, our former Vice Chairman of the Board (who is not related to Richard Sullivan), at the time of Garrett Sullivan's ceasing to serve in such capacity in December 2001, has been triggered. We recently negotiated a settlement of our obligations under Garrett Sullivan's severance agreement that requires us to issue to him 7.5 million shares of our common stock on our before August 31, 2003. The issuance of these shares to our former executive officers and directors, and the exercise of the re-priced options, which have been approved by our shareholders, will result in an increase in the total number of our shares outstanding and may result in investors in the shares being offered by this prospectus experiencing a dilution in the net tangible book value per share of our common stock.

         WE CANNOT BE CERTAIN OF FUTURE FINANCIAL RESULTS.

         We incurred income from continuing operations of $29.4 million during the six-months ended June 30, 2003, which included a loss from continuing operations of $41.0 million, offset by a gain on the forgiveness of debt of $70.4 million. We incurred losses from continuing operations of $113.9 million, $198.1 million and $29.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Our business plan depends on our attaining and maintaining profitability; however, we cannot predict whether we will be profitable in the future. Our profitability depends on many factors, including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market new products and technologies. As of June 30, 2003, we reported no revenues from the sale of our Bio Thermo, Thermo Life and PLD products and we have had minimal sales of our Digital Angel and VeriChip products. We can give no assurance that we will be able to achieve profitable operations. In addition, if we fail to experience profits within the time frame expected by investors, this could have a detrimental effect on the market price of our common stock and there would be substantial doubt that we would be able to continue operations in the normal course of business.

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

         In addition, the stock market in general, and stocks of technology companies in particular, have often experienced extreme price and volume fluctuations. This volatility is often unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Declines in the market price of our common stock could also harm employee morale and retention, our access to capital and other aspects of our business. If our share price is volatile, we may be the target of additional securities litigation, which is costly and time-consuming to defend. Because of recent periods of volatility in the market price of our securities, we face a heightened risk of securities class action litigation. In March 2003, we settled subject to court approval a purported securities fraud class action, which was filed against us and one of our former directors. While the class action was tentatively settled in March 2003, additional litigation of this type could result in substantial costs and a diversion of management's attention and resources, which could significantly harm our business operations and financial condition.

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

         WE CANNOT PROVIDE ASSURANCES THAT WE WILL BE ABLE TO MAINTAIN OUR LISTING ON THE SMALLCAP.

         Our ability to remain listed on Nasdaq depends on our ability to satisfy applicable Nasdaq criteria including our ability to maintain a minimum bid price of $1.00 per share. Our common stock has traded on the SmallCap since November 12, 2002, under the symbol "ADSX." Prior to November 12, 2002, our common stock traded on the Nasdaq National Market at all times, except for the period between July 12, 2002 and July 30, 2002, when our common stock traded on the Pink Sheets under the symbol "ADSX.PK." To maintain our SmallCap listing, we must continue to comply with the SmallCap's listing requirements and, prior to October 2003, regain the minimum bid requirement of at least $1.00 per share for a minimum of ten
(10) consecutive trading days. We have included a proposal in our proxy statement for a special meeting of shareholders being held on September 10, 2003, to solicit shareholder approval to effect a reverse stock split of all of the issued and outstanding shares of our common stock, and granting of discretionary authority to our Board of Directors for a period of twelve months after the date our shareholders approve the proposal to determine the reverse stock split ratio, not to exceed a ratio of 1-for-25, and the effective date of the reverse stock split or to determine not to proceed with the reverse stock split. Our Board of Directors believes that a reverse stock split may facilitate the continued listing of our common stock on the SmallCap and may enhance the desirability and marketability of our common stock to the financial community and the investing public. However, we cannot assure you that if our shareholders approve the reverse stock split that it will be effected or if effected that it will facilitate the continued listing of our common stock on the SmallCap.

         IF WE ARE REQUIRED TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN CONNECTION WITH PRIOR ACQUISITIONS, YOUR INVESTMENT IN OUR COMMON STOCK MAY BE FURTHER DILUTED. IN ADDITION, WE MAY ISSUE ADDITIONAL SECURITIES, WHICH WOULD ALSO DILUTE THE VALUE OF YOUR INVESTMENTS IN OUR COMMON STOCK.

         As of August 11, 2003, there were 352,262,414 shares of our common stock outstanding. Since January 1, 2001, we have issued a net aggregate of 250,775,713 shares of common stock, of which 97,261,634 shares were issued in connection with acquisitions of businesses and assets, 64,810,635 shares were issued upon conversion of our Series C preferred stock and 50,000,000 shares were issued in connection with an offering of our common stock on a best efforts basis through the efforts of a placement agent J.P. Carey Securities, Inc. under the terms of a placement agency agreement. In addition, the Debentures are convertible into shares of our common stock (or exchangeable into the shares of common stock of Digital Angel Corporation that we own) at the option of the Purchasers (subject in part to shareholder approval), and we are currently planning to sell an additional 30,000,000 shares of our common stock in connection with a best efforts offering, some or all of which may be offered through J.P. Carey Securities, Inc. We are currently seeking shareholder approval at a special meeting of shareholders being held on September 10, 2003, which will allow us to sell the shares under this offering.

         We have effected, and will likely continue to effect, acquisitions or contract for services through the issuance of common stock or our other equity securities and we have agreed to future earnout and "price protection" provisions in prior acquisition and other agreements. Such issuances of additional securities may be dilutive to the value of our common stock and may have a material adverse impact on the market price of our common stock.

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


         As of August 11, 2003, there were outstanding warrants and options to acquire up to 30,454,289 additional shares of our common stock. If exercised, these securities could dilute the value of the shares of common stock. In addition, we have the authority to issue up to a total of 560,000,000 shares of common stock and up to 5,000,000 shares of preferred stock without further shareholder approval, including shares that could be convertible into our common stock, subject to applicable SmallCap requirements for issuing additional shares of stock. Were we to issue any such shares, or enter into any other financing transactions, the terms may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of the common stock.

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

         WE MAY NOT BE ABLE TO MAINTAIN COMPLIANCE WITH THE COVENANTS UNDER THE DEBENTURES AND RELATED AGREEMENTS.

         Under the terms of the Debentures and related agreements, failure to make timely interest or principal redemption payments, commencement of bankruptcy against us, failure of our common stock to be eligible for quotation on or quoted for trading on a principal market as defined, and a change in control as defined, among others, constitute events of default under the Debentures. We cannot assure you that we will be able to maintain compliance with these covenants. Failure to maintain compliance could have a material adverse impact on our financial position, results of operations and cash flow.

         BECAUSE WE WILL NOT PAY DIVIDENDS ON OUR COMMON STOCK FOR THE FORESEEABLE FUTURE, SHAREHOLDERS MUST RELY ON STOCK APPRECIATION FOR ANY RETURN ON THEIR INVESTMENT IN THE COMMON STOCK.

         We have never declared or paid dividends on our common stock, and we cannot assure you that any dividends will be paid in the foreseeable future. The Agreement entered into in connection with the Debentures places restrictions on the declaration and payment of dividends. We intend to use any earnings that we generate to finance our operations and to repay debt obligations, and, we do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock will provide a return to our shareholders.

         WE MAY NOT PREVAIL IN ONGOING LITIGATION AND MAY BE REQUIRED TO PAY SUBSTANTIAL DAMAGES.

         In addition to the litigation described under Legal Proceedings, we are party to various legal actions as either plaintiff or defendant in the ordinary course of business. While we believe that the final outcome of these proceedings will not have a material adverse effect on our financial position, cash flows or results of operations, we cannot assure the ultimate outcome of these actions and the estimates of the potential future impact on our financial position, cash flows or results of operations for these proceedings could change in the future. In addition, we will continue to incur additional legal costs in connection with pursuing and defending such actions.

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

         OUR BUSINESS IS SUBJECT TO GOVERNMENT REGULATION.

         Some of our current or future products may be subject to government regulation and, in some cases, pre-approval. By letter dated October 17, 2002, the Food and Drug Administration (the "FDA") issued a determination that the VeriChip product is not a medical device under Section 513(g) of the Federal Food, Drug and Cosmetic Act with respect to the intended security, financial and personal identification/safety applications. However, the FDA further stated in its determination letter that with respect to the use of the VeriChip product in health information applications, VeriChip is a medical device subject to the FDA's jurisdiction. On November 8, 2002, we received a letter from the FDA, based upon correspondence from us to the FDA, warning us not to market VeriChip for medical applications. While we currently intend to market and distribute the VeriChip product for security, financial and personal identification/safety applications, in the future, we plan to expand our marketing and distribution efforts to health information applications of the product, subject to any and all necessary FDA and other approvals. We are currently in the process of preparing a 510-K application to obtain FDA approval to market VeriChip for certain health information applications. We intend to submit the 510-K application to the FDA within the next several months. There can be no assurances that the required FDA regulatory reviews will be conducted in a timely manner or that regulatory approvals will be obtained. Our future failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution, any of which could have a material adverse effect on us.

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

         THE THERMO LIFE AND PLD TECHNOLOGIES HAVE NOT YET BEEN DEVELOPED FOR COMMERCIAL DEPLOYMENT.

         The Thermo Life and PLD technologies have been successfully tested in the laboratory. Our ability to develop and commercialize products based on these proprietary technologies will depend on our ability to develop our products internally on a timely basis. No assurances can be given as to when or if the Thermo Life and PLD technologies will be successfully marketed.

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

         WE HAVE BEEN, AND MAY CONTINUE TO BE, ADVERSELY AFFECTED BY RECENT EVENTS.

         The events of September 11, 2001, in New York City and Washington D.C. have, and are likely to continue to have, a negative effect on the economic condition of the U.S. financial markets in general and on the technology sector in particular. As a result of the current economic slowdown, which was worsened by the events of September 11, 2001, we have experienced deteriorating sales for certain of our businesses. This resulted in the shut down of several of our businesses during the third and fourth quarters of 2001, which resulted in a decrease in our revenues during 2002. Also, letters of intent that we had received during the last half of 2001 and the first and second quarters of 2002 related to the sales of certain of our businesses indicated a decline in their fair values. As a result, we recorded asset impairment charges and increased inventory reserves during the third and fourth quarters of 2001. In addition, based upon our annual goodwill impairment review performed during the fourth quarter of 2002, we impaired certain goodwill and software related to Digital Angel Corporation. If the economic condition of the U.S. financial markets in general and of the technology sector in particular do not improve in the near term, and if the current economic slowdown continues, we may be forced to shut down additional businesses, causing us to incur additional charges, which could have a material adverse effect on our business, operating results and financial condition.

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

         We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Borrowings under the Debentures and Digital Angel Corporations borrowing under its credit agreement with Wells Fargo bear interest at fixed rates. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term investments.

         Due to the nature of our borrowings and our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 15d - 15(e)) as of the end of the quarter. Based on that evaluation, they have concluded that the Company's current disclosure controls and procedures are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         (b) Changes in Internal Controls

         There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to August 13, 2003, the date of evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We, and certain of our subsidiaries, are parties to various legal actions as either plaintiff or defendant and accordingly, have recorded certain reserves in our financial statements as of June 30, 2003. In our opinion, these proceedings are not likely to have a material adverse affect on our financial position, our cash flows or our overall trends in results. The estimate of the potential impact on our financial position, our overall results of operations or our cash flows for these proceedings could change in the future.

         On January 31, 2002, Treeline, Inc. filed a complaint in the Common Pleas Court of Cuyahoga County, Ohio against us, and one of our subsidiaries, STR, Inc., now known as ARJANG, Inc. ("STR") and another defendant who was formerly an executive of STR, alleging that STR breached its lease agreement with Treeline, Inc. in connection with a facility no longer being used by us. On May 15, 2003, we settled the dispute with Treeline, Inc., subject to certain conditions subsequent. The settlement provided for the issuance of 1.1 million shares of our common stock.

         During the quarter ended March 31, 2002, 510 Ryerson Road Inc. filed a lawsuit against us and one of our subsidiaries in connection with a lease for a facility that we vacated prior to the expiration of the lease and which is no longer in use. The trial date, which was reset for July 2003, has been postponed and has not yet been rescheduled.

         In May 2002, a purported securities fraud class action was filed against us and one of our former directors. In the following weeks, fourteen virtually identical complaints were consolidated into a single action, In re Applied Digital Solutions Litigation, which was filed in the United States District Court for the Southern District of Florida. In March 2003, we entered into a memorandum of understanding to settle the pending lawsuit. The settlement of $5.6 million will be entirely covered by proceeds from insurance, and is subject to approval by the District Court and review by an independent special litigation committee.

         On May 29, 2001, Janet Silva, individually and as Guardian ad Litem for Jonathan Silva, a minor, and the Estate of Clarence William Silva, Jr. (collectively, "Plaintiffs") filed suit against Customized Services Administrators, Incorporated ("CSA"), Pricesmart, Inc. ("Pricesmart"), Commercial Union Insurance Company ("Commercial Union"), CGU Insurance Group, and Digital Angel Corporation (collectively the "Defendants") in the Superior Court of the State of California in and for the County of Santa Clara. The allegations of the complaint arise from a vacation guarantee insurance policy (the "Insurance Contract") allegedly purchased by Plaintiffs from Defendants on March 6, 2000. The complaint alleges, among other things, that Defendants breached the terms of the insurance policy, defrauded Plaintiffs, acted in bad faith, and engaged in deceptive and unlawful business practices, resulting in the wrongful death of Clarence William Silva, Jr. (the "Deceased") and the intentional infliction of emotional distress on Plaintiffs. The complaint seeks the cost of funeral and burial expenses of the Deceased and amounts constituting the loss of financial support of the Deceased, general damages, attorney's fees and costs, and exemplary damages. CSA outsources its travel assistance services to Medical Advisory Systems. CSA filed a cross-claim against Digital Angel Corporation alleging that Digital Angel Corporation should be held liable for any liability that CSA may have to Plaintiffs. Digital Angel Corporation has denied the allegations of the complaint and the CSA cross-claim and is vigorously contesting all aspects of the action. Digital Angel Corporation filed motions for summary judgment/adjudication, which were heard by the Court on June 10, 2003. The motions for summary adjudication or Plaintiffs' causes of action for fraud, insurance, bad faith and unlawful business practices were granted. Digital Angel Corporation's motion for summary adjudication of Plaintiffs' cause of action for breach of insurance contract also was granted. However, the Court gave the Plaintiffs permission to amend their complaint on or before June 13, 2003 with respect to this cause of action. Digital Angel Corporation's motion for summary adjudication of plaintiffs' cause of action for intentional infliction of emotional distress was taken under submission. Its motions for summary adjudication of plaintiffs' cause of action for wrongful death and prayer for punitive damages were denied, but the Plaintiffs agreed that the punitive damages claim applied only to their cause of action for intentional infliction of emotional distress. Therefore, if the Court grants Digital Angel Corporation's motion for summary adjudication of this cause of action, the punitive damage claim should be stricken in its entirety. The Court has set a Mandatory Settlement Conference for August 20, 2003 and has set the case for trial on August 25, 2003 in the Santa Clara County Superior Court. Digital Angel Corporation believes this lawsuit is defensible, and it intends to defend this matter vigorously. However, if there is an unfavorable outcome of this matter, Digital Angel Corporation believes that its exposure could be in excess of what it has been advised to be the applicable limits of insurance.

ITEM 2.  CHANGES IN SECURITIES

         Recent Sales of Unregistered Securities

         The following table lists all unregistered securities sold by the Company between April 1, 2003 and June 30, 2003. These shares were issued for services or settlement of legal disputes. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or Rule 506 of Regulation D promulgated thereunder.

                                                     AGGREGATE AMOUNT     NUMBER OF                           NUMBER OF
NAME/ENTITY/NATURE              DATE OF SALE         OF CONSIDERATION      PERSONS     NOTE   ISSUED FOR    COMMON SHARES
==========================================================================================================================

Ronald Kaplan                 April 2003                 $ 90,870            1          1     Settlement          233,000
Ovations International, Inc.  May 2003                     35,950            1          2     Services             81,415
Sherri Sheerr                 May 2003                     44,212            1          3     Settlement          112,500
Peter Ciofani                 May  - June 2003             25,000            1          4     Settlement           62,500
Treeline, Inc.                June 2003                   484,000            1          5     Settlement        1,100,000
Robert Munson                 June 2003                    25,000            1          6     Settlement           62,500
                                                                                                           ---------------
Total                                                                                                           1,651,915
                                                                                                           ===============

1. Represents shares issued in connection with the settlement of a dispute between Mr. Kaplan and us, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the purchaser was acquiring the shares for investment and not for resale, and that the purchaser acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.
2. Represents shares issued in connection with consulting services provided, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that shares were acquiring for investment and not for resale, and that the shares much be held until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted. Matthew Cossolotto, President, has sole voting and dispositive power with respect to the shares held by Ovations International, Inc.
3. Represents shares issued in connection with the settlement of a dispute between Ms. Sheerr and us, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the purchaser was acquiring the shares for investment and not for resale, and that the purchaser acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.
4. Represents shares issued in connection with the settlement of a dispute between Mr. Ciofani and us, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the purchaser was acquiring the shares for investment and not for resale, and that the purchaser acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.
5. Represents shares issued in connection with the settlement of a dispute between Treeline, Inc. and us, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the purchaser was acquiring the shares for investment and not for resale, and that the purchaser acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted. Parviz Boudjeh, President, has sole voting and dispositive power with respect to the shares held by Treeline, Inc.
6. Represents shares issued in connection with the settlement of a dispute between Mr. Munson and us, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the purchaser was acquiring the shares for investment and not for resale, and that the purchaser acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         Under the terms of the IBM Credit Agreement we were required to repay IBM Credit $29.8 million of the $77.2 million outstanding principal balance currently owed to them, plus $16.4 million of accrued interest and expenses (totaling approximately $46.2 million), on or before February 28, 2003. We did not make such payment by February 28, 2003. On March 3, 2003, IBM Credit notified us that we had until March 6, 2003, to make the payment. We did not make the payment on March 6, 2003, as required. Our failure to comply with the payment terms imposed by the IBM Credit Agreement and to maintain compliance with the financial performance covenant constituted events of default under the IBM Credit Agreement. On March 7, 2003, we received a letter from IBM Credit declaring the loan in default and indicating that IBM Credit would exercise any and/or all of its remedies.

         Effective April 1, 2003, we entered into a Forbearance Agreement with IBM Credit. Under the terms of the Forbearance Agreement, we had the right to purchase all of our outstanding debt obligations to IBM Credit, totaling approximately $100.4 million (including accrued interest), if we paid IBM Credit $30.0 million in cash by June 30, 2003. As of June 30, 2003, we made cash payments to IBM Credit totaling $30.0 million and, thus, we have satisfied in full our debt obligations to IBM Credit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An annual meeting of our shareholders was held on July 25, 2003 to:

         (1) Elect one director to hold office until the 2006 annual meeting of shareholders and until her successor has been elected or appointed, to ratify the appointment of one director to hold office until the 2004 annual meeting of the shareholders and until his successor is elected and qualified and to ratify the appointment of one director to hold office until the 2005 annual meeting of the shareholders and until his successor is elected and qualified. Other directors whose term of office continued after the meeting include Scott R. Silverman and Daniel E. Penni. The results of the vote to elect one director and to ratify the appointment of two directors were as follows:

         NAME OF DIRECTOR                          FOR                WITHHELD

         Constance K. Weaver, nominee          300,667,883            3,979,557
         Michael S. Zarriello, appointee       301,146,297            3,501,143
         Dennis G. Rawan, appointee            301,219,923            3,427,517

         (2) Ratify Eisner LLP as independent auditors of the Company for the year ending December 31, 2003. The proposal received 301,671,803 votes for, 2,187,032 votes against, and 788,605 abstentions;

         (3) Approve a proposal to change the Company's state of incorporation from Missouri to Florida through the merger of the Company into a newly-formed, wholly-owned Florida subsidiary. The proposal received 43,790,291 votes for, 5,275,088 votes against, and 968,676 abstentions;

         (4) Approve and adopt the Company's 2003 Flexible Stock Plan. The proposal received 35,329,919 votes for, 13,052,644 votes against and 1,651,492 abstentions;

         (5) Ratify options granted in 2002 under certain of the Company's stock plans. The proposal received 289,051,082 votes for, 13,750,300 votes against and 1,846,057 abstentions;

         (6) Approve the issuance of the Company's common stock and to ratify the re-pricing of stock options under the severance agreement entered into with Richard J. Sullivan. The proposal received 32,929,180 votes for, 14,657,424 votes against and 2,447,451 abstentions;

         (7) Approve of the issuance of the Company's common stock and to ratify the re-pricing of stock options under the severance agreement entered into with Jerome C. Artigliere. The proposal received 34,035,509 votes for, 13,996,458 votes against and 2,002,088 abstentions;

         (8) Approve the issuance of the Company's common stock under agreements entered into with Garrett Sullivan (no relation to Richard J. Sullivan). The proposal received 35,252,980 votes for, 13,134,253 votes against and 1,646,822 abstentions; and

         (9) Approve an amendment to the Company's Third Restated Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 435,000,000 to 560,000,000 shares. The proposal received 291,633,096 votes for, 12,125,753 votes against and 888,590 abstentions.

         All of the proposals were approved except for Item 3, which did not receive two-thirds of the votes as required by Missouri law for that item.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS


         We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

    (b) REPORTS ON FORM 8-K

                  (i) On April 3, 2003, we filed a Current Report on Form 8-K, which contained our earning release dated April 1, 2003.

                  (ii) On May 15, 2003, we filed a Current Report on Form 8-K, which contained our earning release dated May 15, 2003.

                  (iii) On June 30, 2003, we filed a Current Report on Form 8-K, which contained our press release dated June 30, 2003, announcing a $30 million payment to IBM Credit LLC in satisfaction of all outstanding debt obligations to IBM Credit LLC.

                  (iv) On July 9, 2003, we filed a Current Report on Form 8-K announcing the fulfillment of all obligations to IBM Credit LLC, the Securities Purchase Agreement and the issuance of our $10.5 Million Aggregate Principal Amount of 8.5% Convertible Exchangeable Debentures and Warrants.

                                  SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                APPLIED DIGITAL SOLUTIONS, INC.
                                (Registrant)

Dated: August 14, 2003          By:            /S/ EVAN C. MCKEOWN
                                     -----------------------------------------
                                                 Evan C. McKeown
                                          Senior Vice President, Chief
                                                Financial Officer

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

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

    3.3 Second Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 4.1 to the registrant's Post-Effective Amendment No. 1 on Form S-1 to Registration Statement (Form S-3 File No. 333-64605) filed with the Commission on June 24, 1999)

    3.4 Amendment of Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Missouri on September 5, 2000 (incorporated herein by reference to Exhibit 4.3 to the Registrant's Post-Effective Amendment No. 3 on Form S-3 to Registration Statement on Form S-4 (File No. 333-38420-02) filed with the Commission on September 29, 2000)

    3.5 Amendment of Second Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on July 18, 2001 (incorporated herein by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 17, 2001)

    4.1 Second Restated Articles of Incorporation, of the Registrant (incorporated herein by reference to Exhibit 4.1 to the registrant's Post-Effective Amendment No. 1 on Form S-1 to Registration Statement (Form S-3 File No. 333-64605) filed with the Commission on June 24, 1999)

    4.2 Amendment of Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Missouri on September 5, 2000 (incorporated herein by reference to Exhibit 4.3 to the registrant's Post-Effective Amendment No. 3 on Form S-3 to Registration Statement on Form S-4 (File No. 333-38420-02) filed with the Commission on September 29, 2000)

    4.3 Amendment of Second Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on July 18, 2001 (incorporated herein by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on August 17, 2001)

    4.4 Third Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on December 20, 2002 (incorporated by reference to Exhibit 4.4 to the registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on February 6,
         2003)

    4.5 Certificate of Designation of Preferences of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

    4.6 Amended and Restated Bylaws of the Registrant dated March 31, 1998 (incorporated by reference to Exhibit 3.4 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 filed with the Commission on August 14, 2002)

    4.7 Amended and Restated Bylaws of the Registrant dated March 31, 1998 (incorporated by reference to Exhibit 4.7 to the registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on April 11,
         2003)

   10.1  1996 Non-Qualified Stock Option Plan of Applied Cellular
         Technology, Inc., as amended through June 13, 1998 (incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-8 (File No. 333-91999) filed with the Commission on December 2, 1999)

   10.2 Applied Digital Solutions, Inc. 1999 Employees Stock Purchase Plan, as amended through September 23, 1999 (incorporated herein by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-8 (File No. 333-88421) filed with the Commission on October 4, 1999)

   10.3 Applied Digital Solutions, Inc. 1999 Flexible Stock Plan (incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-8 (File No. 333-92327) filed with the Commission on December 8, 1999)

   10.4 Credit Agreement between Applied Digital Solutions, Inc. and State Street Bank and Trust Company dated as of August 25, 1998 (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on November 16, 1998)

   10.5 First Amendment to Credit Agreement between Applied Digital Solutions, Inc. and State Street Bank and Trust Company dated as of February 4, 1999 (incorporated by reference to Exhibit 10.3 the registrant's Annual Report on Form 10-K filed with the Commission on March 31, 1999)

   10.6 Richard J. Sullivan Employment Agreement (incorporated by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K filed with the Commission on March 30, 2000)

   10.7 Garrett A. Sullivan Employment Agreement (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K filed with the Commission on March 30, 2000)

   10.8 Letter Agreement, dated December 30, 2001, between Applied Digital Solutions, Inc. and Garrett A. Sullivan (incorporated by reference to Exhibit 10.13 to the registrant's Amendment to the Registration Statement on Form S-1 (File No. 333-75928) filed with the Commission on February 8, 2002)

   10.9 Jerome C. Artigliere Employment Agreement (incorporated by reference to Exhibit 10.11 to the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2001)

  10.10  Mercedes Walton Employment Agreement (incorporated by reference to
         Exhibit 10.12 to the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2001)

  10.11  David I. Beckett Employment Agreement (incorporated by reference to
         Exhibit 10.13 to the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2001)

  10.12 Michael E. Krawitz Employment Agreement (incorporated by reference to Exhibit 10.14 to the registrant's Annual Report on Form 10-K filed with the Commission on April 10, 2001)

  10.13  Dr. Peter Zhou Employment Agreement (incorporated by reference to
         Exhibit 10.19 to the registrant's Amendment to the Registration Statement on Form S-1 (File No. 333-75928) filed with the Commission on February 8, 2002)

  10.14 Securities Purchase Agreement, dated as of October 24, 2000, relating to the Registrant's Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on October 26,
         2000)

  10.15 Form of warrant to purchase common stock of the Registrant issued to the holders of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the Commission on October 26,
         2000)

  10.16 Registration Rights Agreement between the Registrant and the holders of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

  10.17 Lock-Up Agreement dated as of November 28, 1999 by and among AT&T Canada Corp. and Applied Digital Solutions, Inc. (incorporated by reference to the Exhibit 99.2 to the registrant's Current Report on Form 8-K filed with the Commission on December 13, 1999, as amended on December 22, 1999 and January 11, 2000)

  10.18 Voting Agreement by and among Applied Digital Solutions, Inc. and certain security holders of Destron Fearing Corporation
         (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on May 1,
         2000)

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

  10.21 Amendment to The Third Amended and Restated Term Credit Agreement dated as of September 30, 2002, amending certain financial covenants under the Third Amended and Restated Term Credit Agreement (incorporated herein by reference to Exhibit 10.21 to the registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on November 5, 2002)

  10.22 Amendment to The Third Amended and Restated Term Credit Agreement dated as of November 1, 2002, amending certain financial covenants under the Third Amended and Restated Term Credit Agreement (incorporated herein by reference to Exhibit 10.22 to the registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on November 5, 2002)

  10.23 Warrant Agreement between Applied Digital Solutions, Inc. and IBM Credit Corporation dated August 21, 2002 (incorporated herein by reference to Exhibit 10.21 to the registrant's Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on August 27, 2002)

  10.24 Warrant Agreement between VeriChip Corporation and IBM Credit Corporation dated August 21, 2002

         (incorporated herein by reference to Exhibit 10.22 to the registrant's Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on August 27, 2002)

  10.25 Agreement of Settlement and Release by and between Applied Digital Solutions, Inc. and John G. Ballenger, Christopher J. Ballenger and Frederick M. Henschel, dated July 17, 2002 (incorporated herein by reference to Exhibit 10.23 to the registrant's Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on August 27, 2002)

  10.26 Amendment to Agreement of Settlement and Release by and between Applied Digital Solutions, Inc. and John G. Ballenger, Christopher
         J. Ballenger and Frederick M. Henschel, dated August 23, 2002 (incorporated herein by reference to Exhibit 10.24 to the registrant's Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on August 27, 2002)

  10.27 Summary of Terms and Conditions setting forth the terms and conditions of the Forbearance Agreement among IBM Credit LLC, Applied Digital Solutions, Inc., Digital Angel Share Trust, and their applicable subsidiaries (if any) dated March 24, 2003 (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Commission on March 27, 2002)

  10.28 Forbearance Agreement, Consent and Amendment, dated as of April 2, 2003, with respect to the Third Amended and Restated Credit Agreement, dated as of March 1, 2002 and amended as of September 30, 2002 and November 1, 2002 (as amended, supplemented, restated or otherwise modified through the date hereof, the "Credit Agreement"), among IBM Credit LLC, a Delaware limited liability company, formerly IBM Credit Corporation ("IBM Credit"), Applied Digital Solutions, Inc., a Missouri corporation ("ADS" or the "Tranche B Borrower"), Digital Angel Share Trust, a Delaware statutory business trust (in such capacity, the "Trust"; in its capacity as a Borrower, the "Tranche A Borrower"; and together with the Tranche B Borrower, the "Borrowers") and the other Loan Parties party thereto (incorporated herein by reference to Exhibit 10.27 to the registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on April 11, 2003)

  10.29 Letter Agreement between Applied Digital Solutions, Inc. and R.J. Sullivan dated March 24, 2003 (incorporated herein by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed with the Commission on March 27, 2003)

  10.30 Letter Agreement between Applied Digital Solutions, Inc. and J.C. Artigliere dated March 24, 2003 (incorporated herein by reference to Exhibit 10.29 to the registrant's Annual Report on Form 10-K filed with the Commission on March 31, 2003)

  10.31 Placement Agency Agreement by and between Applied Digital Solutions, Inc. and J.P. Carey Securities Inc.(incorporated herein by reference to Exhibit 10.31 to the registrant's Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on April 17, 2003)

  10.32 Securities Purchase Agreement among Applied Digital Solutions, Inc. and the Purchasers, dated June 30, 2003 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on July 9, 2003)

  10.33 Form of 8.5% Convertible Exchangeable Debentures Due November 1, 2005, between Applied Digital Solutions, Inc. and each of the Purchasers (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Commission on July 9, 2003)

  10.34  Stock Purchase Warrant (incorporated herein by reference to Exhibit
         10.3 to the registrant's Current Report on Form 8-K filed with the Commission on July 9, 2003)

  10.35 Amend and Restated Trust Agreement dated June 30, 2003, between Wilmington Trust Company and Applied Digital Solutions, Inc. (incorporated herein by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed with the Commission on July 9, 2003)

  10.36 Security Agreement among Applied Digital Solutions, Inc., Computer Equity Corporation and the Secured

         Parties (incorporated herein by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed with the Commission on July 9, 2003)

  10.37 Pledge Agreement made by Applied Digital Solution, Inc. in favor of the investors (incorporated herein by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed with the Commission on July 9, 2003)

  10.38 Registration Rights Agreement among Applied Digital Solutions, Inc. and the Purchasers (incorporated herein by reference to Exhibit
         10.7 to the registrant's Current Report on Form 8-K filed with the Commission on July 9, 2003)

  31.1 Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

  31.2 Certification by Evan C. McKeown, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

  32.1 Certification by Scott R. Silverman, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2 Certification by Evan C. McKeown, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002