Form 10-Q
period 2003-09-30
APPLIED DIGITAL SOLUTIONS INC
filed 2003-11-14
CIK 924642

   As Filed with the Securities and Exchange Commission on November 14, 2003
------------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                    -------------------------------------

                                  FORM 10-Q
                                 (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934.
              For the quarterly period ended September 30, 2003
                                     or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934.
                   For the transition period from      to
                                                 -----    -----

                       COMMISSION FILE NUMBER: 0-26020

                       APPLIED DIGITAL SOLUTIONS, INC.
           (Exact name of registrant as specified in its charter)

               MISSOURI                                     43-1641533
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

         The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 12, 2003:

                  Class                           Number of Shares
      Common Stock; $.001 Par Value                 406,491,500

                       APPLIED DIGITAL SOLUTIONS, INC.

                              TABLE OF CONTENTS

Item                          Description                                 Page

                   PART I - FINANCIAL INFORMATION

   1.  Financial Statements (unaudited)
       Condensed Consolidated Balance Sheets
          September 30, 2003 and December 31, 2002                          3
       Condensed Consolidated Statements of Operations -
           Three and Nine-Months Ended September 30, 2003 and 2002          4
       Condensed Consolidated Statement of Stockholders' Equity -
           Nine Months-Ended September 30, 2003                             5
       Condensed Consolidated Statements of Cash Flows -
           Nine Months-Ended September 30, 2003 and 2002                    6
       Notes to Consolidated Financial Statements                           7
   2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       27
   3.  Quantitative and Qualitative Disclosures About Market Risk          57
   4.  Controls and Procedures                                             57

                     PART II - OTHER INFORMATION

   1.  Legal Proceedings                                                   57
   2.  Changes In Securities                                               58
   3.  Defaults Upon Senior Securities                                     58
   4.  Submission of Matters to a Vote of Security Holders                 59
   5.  Other Information                                                   59
   6.  Exhibits and Reports on Form 8-K                                    59

SIGNATURE                                                                  61
EXHIBITS                                                                   62


                                 APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except par value)

                                                      ASSETS

                                                                                SEPTEMBER 30,       December 31,
                                                                                         2003               2002
                                                                                --------------------------------
                                                                                  (UNAUDITED)
CURRENT ASSETS
      Cash and cash equivalents                                                     $   5,271          $   5,818
      Accounts receivable and unbilled receivables (net of allowance
         for doubtful accounts of $748 in 2003 and $1,263 in 2002)                     15,102             16,548
      Inventories                                                                       9,780              6,409
      Notes receivable                                                                  1,446              2,801
      Other current assets                                                              1,876              2,920
----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                   33,475             34,496

PROPERTY AND EQUIPMENT, NET                                                             9,379              9,822

NOTES RECEIVABLE, NET                                                                     530                758

GOODWILL, NET                                                                          68,246             67,818

OTHER ASSETS, NET                                                                       4,973              4,339
----------------------------------------------------------------------------------------------------------------

                                                                                    $ 116,603          $ 117,233
================================================================================================================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Notes payable and current maturities of long-term debt                        $   8,789          $  81,879
      Accounts payable                                                                 12,631              9,761
      Accrued interest                                                                     72             10,149
      Accrued bonuses                                                                   4,264                  -
      Other accrued expenses                                                           20,175             19,145
      Put accrual                                                                         200                200
      Net liabilities of Discontinued Operations                                        9,648              9,368
----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                              55,779            130,502

LONG-TERM DEBT AND NOTES PAYABLE                                                        6,305              3,346

OTHER LONG-TERM LIABILITIES                                                            16,970              1,055
----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                      79,054            134,903
----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES                                                               -                  -
----------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                      17,897             18,422
----------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
      Preferred shares: Authorized 5,000 shares in 2003 and 2002 of $10 par value; special voting, no shares issued or outstanding in 2003 and
         2002, Class B voting, no shares issued or outstanding in 2003 and 2002             -                  -
      Common shares: Authorized 560,000 shares in 2003 and 435,000 shares in 2002, of $.001 par value; 365,370 shares issued and 364,435 shares outstanding
         in 2003 and 285,069 shares issued and 284,134 shares outstanding in 2002         365                285
      Common and preferred additional paid-in capital                                 404,873            377,621
      Accumulated deficit                                                            (388,800)          (417,066)
      Common stock warrants                                                             5,650              5,650
      Treasury stock (carried at cost, 935 shares in 2003 and 2002)                    (1,777)            (1,777)
      Accumulated other comprehensive income                                              157                 31
      Notes received from shares issued                                                  (816)              (836)
-----------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                                                   19,652            (36,092)
-----------------------------------------------------------------------------------------------------------------

                                                                                    $ 116,603          $ 117,233
=================================================================================================================

See the accompanying notes to condensed consolidated financial statements.

                                         APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (In thousands, except per share data)
                                                           (Unaudited)

                                                                             FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                             ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                           ------------------------------------------------------
                                                                               2003           2002            2003           2002
                                                                           ------------------------------------------------------
Product revenue                                                            $ 18,747       $ 19,665        $ 57,164       $ 63,811
Service revenue                                                               5,055          4,505          12,633         14,589
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                23,802         24,170          69,797         78,400

Cost of products sold                                                        14,968         13,233          42,212         44,581
Cost of services sold                                                         1,562          1,935           5,132          6,536
---------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                  7,272          9,002          22,453         27,283

Selling, general and administrative expense                                   5,075          7,430          47,005         54,635
Research and development                                                      1,839            876           4,464          2,474
Depreciation and amortization                                                   588          1,257           1,824          3,747
Asset impairment                                                                  -              -               -            784
Interest and other income                                                      (236)          (735)           (674)        (1,388)
(Gain) loss on forgiveness of debt                                              424              -         (69,968)             -
Interest expense                                                              1,863          5,782          11,066         12,574
---------------------------------------------------------------------------------------------------------------------------------

(Loss) income from continuing operations before taxes,
      minority interest, net (gain) loss on subsidiary stock issuances       (2,281)        (5,608)         28,736        (45,543)
      and merger transaction, and equity in net loss of affiliate

(Benefit) provision for income taxes                                            (17)           105             758            200
---------------------------------------------------------------------------------------------------------------------------------

(Loss)income from continuing operations before minority interest, net
      (gain) loss on subsidiary stock issuances and merger transaction,
      and equity in net loss of affiliate                                    (2,264)        (5,713)         27,978        (45,743)

Minority interest                                                              (737)          (324)         (1,681)          (762)

Net (gain) loss on subsidiary stock issuances and merger transaction           (268)           362             901          4,644

Equity in net loss of affiliate                                                   -              -               -            291
---------------------------------------------------------------------------------------------------------------------------------

(Loss) income from continuing operations                                     (1,259)        (5,751)         28,758        (49,916)

Change in estimate on loss on disposal of discontinued operations
      and operating losses during the phase out period                           99           (119)           (492)           105
---------------------------------------------------------------------------------------------------------------------------------

Net (loss) income                                                          $ (1,160)      $ (5,870)       $ 28,266       $(49,811)
=================================================================================================================================


(Loss) income per common share - basic
      (Loss) income from continuing operations                             $      -       $  (0.02)       $   0.09       $  (0.19)
      (Loss) income from discontinued operations                                  -              -               -              -
---------------------------------------------------------------------------------------------------------------------------------

Net (loss) income per common share - basic                                 $      -       $  (0.02)       $   0.09       $  (0.19)
=================================================================================================================================

(Loss) income per common share - diluted
      (Loss) income from continuing operations                             $      -       $  (0.02)       $   0.09       $  (0.19)
      (Loss) income from discontinued operations                                  -              -               -              -
---------------------------------------------------------------------------------------------------------------------------------

Net (loss) income per common share - diluted                               $      -       $  (0.02)       $   0.09       $  (0.19)
=================================================================================================================================

Weighted average number of common shares outstanding - basic                353,558        274,934         315,380        265,001

Weighted average number of common shares outstanding - diluted              382,354        274,934         334,625        265,001

See the accompanying notes to condensed consolidated financial statements.

                                         APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                          (In Thousands)
                                                           (Unaudited)

                                                         PREFERRED STOCK           COMMON STOCK       ADDITIONAL
                                                       ------------------       -------------------      PAID-IN      ACCUMULATED
                                                       NUMBER      AMOUNT       NUMBER       AMOUNT      CAPITAL          DEFICIT
                                                       --------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2002                                 -      $    -      285,069       $  285    $ 377,621      $  (417,066)
    Net income                                              -           -            -            -            -           28,266
    Comprehensive income -
        Foreign currency translation                        -           -            -            -            -                -
                                                                                                                      -----------
    Total comprehensive income                              -           -            -            -            -           28,266
                                                                                                                      -----------
    Adjustment to allowance for uncollectible
        portion of notes receivable                         -           -            -            -            -                -
    Stock option repricing                                  -           -            -            -       (1,495)               -
    Stock options - VeriChip Corporation                    -           -            -            -          188                -
    Issuance of Digital Angel Corporation warrants          -           -            -            -        1,055                -
    Issuance of common shares                               -           -       71,117           71       20,081                -
    Liability to be settled in common stock                 -           -            -            -        3,518                -
    Beneficial conversion feature of convertible,
        exchangeable debentures                             -           -            -            -        3,120                -
    Issuance of common shares and options for
        services, compensation and other                    -           -        9,184            9          785                -
---------------------------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2003                                -      $    -      365,370       $  365    $ 404,873      $  (388,800)
=================================================================================================================================



                                                                                    ACCUMULATED
                                                         COMMON                           OTHER           NOTES              TOTAL
                                                          STOCK      TREASURY     COMPREHENSIVE    RECEIVED FOR      STOCKHOLDERS'
                                                       WARRANTS         STOCK            INCOME   SHARES ISSUED   EQUITY (DEFICIT)
                                                       ---------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2002                            $  5,650      $ (1,777)    $          31   $        (836)  $        (36,092)
    Net income                                                -             -                 -               -             28,266
    Comprehensive income -
        Foreign currency translation                          -             -               126               -                126
                                                                                  -------------                   ----------------
    Total comprehensive income                                -             -               126               -             28,392
                                                                                  -------------                   ----------------
    Adjustment to allowance for uncollectible
        portion of notes receivable                           -             -                 -              20                 20
    Stock option repricing                                    -             -                 -               -             (1,495)
    Stock options - VeriChip Corporation                      -             -                 -               -                188
    Issuance of Digital Angel Corporation warrants            -             -                 -               -              1,055
    Issuance of common shares                                 -             -                 -               -             20,152
    Liability to be settled in common stock                   -             -                 -               -              3,518
    Beneficial conversion feature of convertible,
        exchangeable debentures                               -             -                 -               -              3,120
    Issuance of common shares and options for
        services, compensation and other                      -             -                 -               -                794
----------------------------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2003                           $  5,650      $ (1,777)    $         157   $        (816)  $         19,652
==================================================================================================================================


See the accompanying notes to condensed consolidated financial statements.

                                    APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)
                                                      (Unaudited)

                                                                                                 FOR THE NINE MONTHS
                                                                                                 ENDED SEPTEMBER 30,
                                                                                             --------------------------
                                                                                                  2003             2002
                                                                                             --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                        $  28,266        $ (49,811)

    Adjustments to reconcile net income (loss) to net cash (used in)
        provided by operating activities:
            Loss (income) from discontinued operations                                             492             (105)
            Non-cash compensation and administrative expenses                                   16,679           19,660
            Goodwill and asset impairment                                                            -              784
            Issuance of stock for services                                                         112            2,871
            Depreciation and amortization                                                        1,824            3,747
            Non-cash interest expense                                                            1,907            4,335
            Deferred income taxes                                                                 (309)               -
            Impairment of notes receivable                                                          61            4,134
            Interest income on notes received for shares issued                                      -             (475)
            Gain on forgiveness of debt                                                        (69,968)               -
            Net loss on subsidiary merger transaction                                              901            4,644
            Minority interest                                                                   (1,681)            (762)
            Equity in net loss of affiliate                                                          -              291
            Gain on sale of subsidiaries and business assets                                         -             (194)
            Loss on sale of equipment                                                               15               89
            Change in assets and liabilities:
                Decrease in accounts receivable                                                  1,446            3,805
                Increase in inventories                                                         (3,371)            (679)
                Decrease in other current assets                                                 1,022            1,996
                Increase in accounts payable, accrued expenses
                   and other long-term liabilities                                              17,846            6,184
            Net cash (used in) provided by discontinued operations                                (209)             211
------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                             (4,967)             725
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in notes receivable                                                                 1,543            1,020
    Received from buyers of divested subsidiaries                                                    -            2,625
    Increase in other assets                                                                      (250)            (308)
    Proceeds from sale of property and equipment                                                    11            2,510
    Proceeds from sale of subsidiaries and business assets                                           -            1,106
    Payments for property and equipment                                                           (968)          (1,367)
    Cash acquired (net of payments for costs of business acquisitions)                               -              (73)
    Net cash used in discontinued operations                                                        (5)            (493)
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                          331            5,020
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net amounts repaid on notes payable                                                        (27,641)          (5,066)
    Proceeds from long-term debt                                                                 2,000            1,258
    Payments on long-term debt                                                                    (150)          (1,349)
    Proceeds from issuance of debentures                                                        10,035                -
    Other financing costs                                                                         (554)            (276)
    Issuance of common shares                                                                   20,752            1,681
    Collection of notes receivable received for shares issued                                        -            1,156
    Stock issuance costs                                                                          (600)            (312)
    Proceeds from subsidiary issuance of common stock                                              247              631
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                              4,089           (2,277)
------------------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                              (547)           3,468

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                  5,818            3,696
------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                    $   5,271        $   7,164
========================================================================================================================

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

         The accompanying unaudited condensed consolidated financial statements of Applied Digital Solutions, Inc. (the "Company") as of September 30, 2003, and December 31, 2002, (the December 31, 2002, financial information included herein has been extracted from the Company's audited financial statements included in the Company's 2002 Annual Report on Form 10-K) and for the three and nine-months ended September 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the condensed consolidated financial statements have been made.

         The condensed consolidated statements of operations for the three and nine-months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         Certain items in the three and nine-months ended September 30, 2002, have been reclassified for comparative purposes.

         STOCK-BASED COMPENSATION

         As permitted under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), the Company has elected to continue to follow the guidance of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25 (FIN No. 44), in accounting for its stock-based employee compensation arrangements. Accordingly, no compensation cost is recognized for any of the Company's fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB Opinion No. 25. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation cost is recognized immediately. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

         At September 30, 2003, the Company had five shareholder-approved, stock-based employee compensation plans, and the Company's subsidiaries had six stock-based employee compensation plans. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure,

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

which amended SFAS No. 123, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25 and related interpretations including FIN No. 44. The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for options granted under its plans as well as to the plans of its subsidiaries:

                                                THREE-MONTHS ENDED  THREE-MONTHS ENDED   NINE-MONTHS ENDED   NINE-MONTHS ENDED
                                                   SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,       SEPTEMBER 30,
                                               ----------------------------------------------------------------------------------
                                                       2003                2002                 2003                2002
                                               ----------------------------------------------------------------------------------
Net (loss) income, as reported                       $(1,160)           $ (5,870)             $28,266            $(49,811)
  Add Back: Total stock-based employee
  compensation expense determined under APB 25
  for all awards, net of related tax effects (1)        (460)             (2,684)              (1,459)             14,873
  Deduct: Total stock-based employee
  compensation expense determined under fair
  value-based method for all awards, net of
  related tax effects (2)                             (1,210)             (1,814)              (4,089)            (17,383)

   Pro forma net (loss) income                       $(2,830)           $(10,368)             $22,718            $(52,321)

   (Loss) earnings per share:

         Basic--as reported                          $    --            $  (0.02)             $  0.09            $  (0.19)

         Diluted--as reported                        $    --            $  (0.02)             $  0.09            $  (0.19)

         Basic--pro forma                            $ (0.01)           $  (0.04)             $  0.07            $  (0.20)

         Diluted--pro forma                          $ (0.00)           $  (0.04)             $  0.07            $  (0.20)

  (1) Amount includes $0.0 million, $0.1 million, $0.0 million and $0.2 million of compensation expense associated with subsidiary options for the three-months ended September 30, 2003 and 2002, and the nine-months ended September 30, 2003 and 2002, respectively.
  (2) Amount includes $1.1 million, $1.3 million, $3.7 million and $1.6 million of compensation expense associated with subsidiary options for the three-months ended September 30, 2003 and 2002, and the nine-months ended
  September 30, 2003 and 2002, respectively.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

         The Company did not grant options during the three-months ended September 30, 2003. The weighted average per share fair value of grants made during the three-months ended September 30, 2002, and the nine-months ended September 30, 2003 and 2002, for the Company's incentive plans was $0.18, $0.26 and $0.19, respectively. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                THREE-MONTHS ENDED   THREE-MONTHS ENDED   NINE-MONTHS ENDED    NINE-MONTHS ENDED
                                                SEPTEMBER 30, 2003   SEPTEMBER 30, 2002   SEPTEMBER 30, 2003   SEPTEMBER 30, 2002
                                               -------------------- -------------------- -------------------- --------------------
      Estimated option life                              --              5.5 years            5.5 years           5.5 years
      Risk free interest rate                            --                   2.89%                1.51%               2.89%
      Expected volatility                                --                  76.00%               76.00%              76.00%
      Expected dividend yield                            --                   0.00%                0.00%               0.00%


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

3. INVENTORY

                                                                        September 30,          December 31,
                                                                            2003                   2002
                                                                      -----------------      ----------------
         Raw materials                                                    $ 1,720               $ 1,725
         Work in process                                                    3,277                 1,447
         Finished goods                                                     6,336                 4,659
                                                                      -----------------      ----------------
                                                                           11,333                 7,831
         Allowance for excess and obsolescence                             (1,553)               (1,422)
                                                                      -----------------      ----------------
         Net inventory for continuing operations                          $ 9,780               $ 6,409
                                                                      =================      ================


4. FINANCING AGREEMENTS

         Payment in Full of Obligations to IBM Credit LLC
         ------------------------------------------------

         The Company's Third Amended and Restated Term Credit Agreement (the "IBM Credit Agreement") with IBM Credit LLC ("IBM Credit") contained covenants relating to the Company's financial position and performance, as well as the financial position and performance of Digital Angel Corporation. At December 31, 2002, the Company did not maintain compliance with the revised financial performance covenant under the IBM Credit Agreement. In addition, under the terms of the IBM Credit Agreement the Company was required to repay IBM Credit $29.8 million of the $77.2 million outstanding principal balance currently owed to them, plus $16.4 million of accrued interest and

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

expenses (totaling approximately $46.2 million), on or before February 28, 2003. The Company did not make such payment by February 28, 2003, and on March 7, 2003, it received a notice from IBM Credit declaring the loan in default. Effective April 1, 2003, the Company entered into a Forbearance Agreement with IBM Credit. In turn, the Company agreed to dismiss with prejudice a lawsuit it filed against IBM Credit and IBM Corporation in Palm Beach County, Florida on March 6, 2003. Under the terms of the Forbearance Agreement, the Company had the right to purchase all of its outstanding debt obligations to IBM Credit, totaling approximately $100.0 million (including accrued interest), if it paid IBM Credit $30.0 million in cash by June 30, 2003. As of June 30, 2003, the Company made cash payments to IBM Credit totaling $30.0 million and, thus, it has satisfied in full its debt obligations to IBM Credit. As a result, during the nine-months ended September 30, 2003, the Company recorded a gain on the forgiveness of debt of $70.0 million, exclusive of the bonuses discussed below.

         On June 30, 2003, the Company's Board of Directors (through the Compensation Committee) approved the payment of approximately $4.3 million in bonuses. The bonuses, which may be paid in cash (subject to availability) or in shares of the Company's common stock based upon mutual agreement of the recipient and the Company, subject to any regulatory or necessary approvals, were awarded to directors, executive officers and other employees in recognition of their efforts in achieving the successful repayment of all obligations to IBM Credit. The amount and timing of the payment of these bonuses will depend on various factors, including (among others) the rate of the Company's business growth, the Company's research and development efforts and pipeline, the effort and timing involved in obtaining the United States Food and Drug Administration ("FDA") and other necessary approvals for the Company's VeriChip product's healthcare information applications, capital equipment needs, the requirements of the Company's customers, opportunities discovered or presented to the Company, and other cash requirements.

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

         Issuance of 8.5% Convertible Exchangeable Debentures
         ----------------------------------------------------

         On June 30, 2003, the Company entered into the Securities Purchase Agreement (the "Agreement") with certain investors, collectively referred to herein as "the Purchasers." In connection with the Agreement, the Company issued to the Purchasers its $10,500,000 aggregate principal amount of 8.5% Convertible Exchangeable Debentures due November 1, 2005 ("the Debentures"). Subject to the terms under the various agreements, the Debentures are convertible into shares of the Company's common stock or exchangeable for shares of Digital Angel Corporation common stock owned by the Company, or a combination thereof, at any time at the Purchasers' option prior to the maturity date of November 1, 2005.

         On November 12, 2003, the Company announced that it had entered in a letter agreement with the Purchasers. Under the letter agreement, the Purchasers were required to convert a minimum of 50% of the outstanding principal amount of the Debentures plus all accrued and unpaid interest into shares of the Company's common stock on November 12, 2003, the First Conversion Date. The conversion price was $0.35 per share. In addition, per the terms of the letter agreement the Purchasers are required to convert any remaining outstanding principal amount of the Debentures plus

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

accrued interest on or before November 19, 2003, the Second Conversion Date. The conversion price for the Second Conversion Date is 84% of the volume weighted average trading price of the Company's common stock for the five trading days prior to November 17, 2003, (the "Discounted VWAP"). If the Discounted VWAP is less than $0.35 per share, the conversion price shall be $0.35 per share and not the Discounted VWAP and the Purchasers shall not be obligated to purchase any remaining principal amount. As of the First Conversion Date, the Purchasers have converted approximately 93% of the original principal amount of the Debentures. The Company has issued 23.8 million shares of its common stock in connection with the conversions taking place on the First Conversion Date. In addition, as of November 12, 2003, the Debenture holders have exchanged $0.7 million of principal amount of the Debentures into 0.3 million shares of the Digital Angel Corporation common stock owned by the Company. Following these exchanges, the Company currently owns 19.3 million shares of Digital Angel Corporation's common stock, or approximately 71.4% of the shares of Digital Angel Corporation's common stock outstanding as of November 12, 2003. Any Debenture that is not converted under the terms of the letter agreement will continue in accordance with the terms of the Debentures and related agreements as discussed below, except that a Debenture holder electing not to convert its Debenture under the offer may not deem the participation in the offer by the other Debenture holders to change the price or cause other adjustment to the Debentures.

         Terms of the Debentures and Related Agreements
         ----------------------------------------------

         The conversion price for the Company's common stock is $0.515 per share also referred to as the Set Price, subject to anti-dilution provisions. The exchange price for the Digital Angel Corporation common stock owned by us, for each individual holder of the Debentures, subject to anti-dilution provisions is $2.20 per share as to the first fifty percent (50%) of the original principal amount of the Debentures and $4.25 per share as to the remaining fifty percent (50%) of the original principal amount, such fifty percent calculation being made on the basis of each individual Debenture holder's principal amount of Debentures purchased.

         In addition, the Company has granted to the Purchasers warrants to acquire approximately 5.35 million shares of the Company's common stock, or
0.95 million shares of the Digital Angel Corporation common stock owned by the Company, or a combination of shares from both companies, at the Purchasers' option (the "Warrants"). The exercise prices are $0.564 and $3.178 for the Company's common stock and the Digital Angel Corporation common stock, respectively. The Warrants are subject to anti-dilution provisions, vest immediately and are exercisable through June 30, 2007. The Company has registered its common shares issuable upon conversion of the Debentures and Warrants in accordance with the terms of a Registration Rights Agreement entered into among the Company and the Purchasers.

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
                                                             =============

         The beneficial conversion feature was recorded as a reduction in the value assigned to the Debentures (original issue discount) and an increase in additional paid-in-capital. The value assigned to the Warrants was recorded as a reduction in the value assigned to the Debentures (original issue

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

discount) and an increase in long-term liabilities. The liability for the Warrants, to the extent potentially settleable in shares of the Digital Angel Corporation common stock owned by the Company, is being revalued at each reporting period and any resulting increase will result in a charge to operations. The revaluation as of September 30, 2003, did not result in an increase in the liability. The Company will be required to record an impairment loss if the carrying value of the Digital Angel Corporation common stock underlying the Warrants exceeds the exercise price. Should the Purchasers elect to exercise the Warrants into shares of the Digital Angel Corporation common stock, such exercise may result in the Company recording a gain on the transaction. The original issue discount of $4.5 million is being accreted over the life of the Debentures as additional interest expense. During the three and nine-months ended September 30, 2003, the Company incurred approximately $0.5 million of interest expense as a result of the accretion of the original issue discount. As a result of the conversions under the letter agreement announced on November 12, 2003, as discussed above, the Company will accrete a minimum of 93% of the remaining original issue discount as interest expense during the fourth quarter of 2003.

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

         If the Company elects to make interest and or principal redemption payments in shares of the Digital Angel Corporation common stock that it owns, such payments may result in additional interest expense and or a gain or loss on the deemed sale of the Digital Angel Corporation common shares. If the Company makes principal redemption and interest payments in shares of its common stock, such payments may result in additional interest expense. To date, the Company has made interest payments in cash on September 1, 2003 and November 1, 2003, and in shares of its common stock on the First Conversion Date. The principal payment due November 1, 2003, was paid $0.3 million in cash and $1.0 million through the exchange of Digital Angel Corporation common stock. A diminutive gain was recorded on the exchange. The conversions under the terms of the letter agreement will also result in additional interest expense during the fourth quarter of 2003.

         Subject to certain exempt transactions, including among others the issuances of shares in connection with stock options, share issuances under severance agreements with former executives, exercises of warrants currently outstanding including the Warrants, the conversion of the Debentures and issuances of shares for acquisitions or strategic investments and certain other exempt transactions, the

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

Company is prohibited under the terms of the Agreement to incur, create, guarantee, assume or to otherwise become liable on account of an indebtedness other than with a federally regulated financial institution or to increase any amounts owing under any existing obligations or to issue or sell shares of the Company's common stock or equivalents until December 28, 2003, which is ninety (90) days after the effective date of the registration statement registering the Company's common shares underlying the Debentures and Warrants or until such time as the Purchasers no longer hold any debentures. In addition, each Purchaser has the right of first refusal with regard to any financings made by the Company in shares of its common stock or common stock equivalents until such time as the Purchaser no longer holds any Debentures.

         As collateral for the Debentures and under the terms of a Security Agreement, the Company and its wholly-owned subsidiary Computer Equity Corporation have granted to the Purchasers a security interest in all of the Company's accounts receivable, and under the terms of a Pledge Agreement, the Company has granted to the Purchasers a security interest in up to
14.9 million shares of the Digital Angel Corporation common stock it currently owns.

         In connection with the Debentures, the Company incurred a placement agency fee of $430,000, and it reimbursed one of the Purchasers $50,000 for legal, administrative, due diligence and other expenses incurred to prepare and negotiate the transaction documents.

         Digital Angel Corporation Financing Transactions
         ------------------------------------------------

         On July 31, 2003, Digital Angel Corporation entered into a securities purchase agreement to sell securities to Laurus Master Fund, Ltd. ("Laurus"). Under the terms of the securities purchase agreement, Digital Angel Corporation issued and sold to Laurus a two-year secured convertible note in the original principal amount of $2.0 million and a common stock warrant to purchase up to 0.1 million shares of Digital Angel Corporation's common stock. The note is convertible, at Laurus' option, into shares of Digital Angel Corporation's common stock at a per share price of $2.33, subject to limitations. The note accrues interest at an annual rate equal to prime plus 1.75% but shall not be less than 6% per annum. The exercise prices of the warrant range from $2.68 to $3.38 per share and the warrant is exercisable for five years. In connection with the note, Digital Angel Corporation and Laurus entered into a security agreement granting to Laurus a lien and security interest in Digital Angel Corporation's assets, having a net book value of $50.6 million as of September 30, 2003. On August 28, 2003, Digital Angel Corporation entered into another security agreement with Laurus under which it may borrow from Laurus the lesser of $5.0 million or an amount that is determined based on percentages of Digital Angel Corporation's eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement. Under the Security Agreement, Digital Angel Corporation issued to Laurus a Secured Revolving Convertible Note (the "Revolving Note") in the original principal amount of $3.5 million and a Secured Minimum Borrowing Convertible Note (the "Minimum Borrowing Note") in the original principal amount of $1.5 million. The notes accrue interest at an annual rate equal to prime plus 2.50%. Digital Angel Corporation used proceeds from the loans from Laurus to satisfy in full its credit facility with Wells Fargo Business Credit, Inc., ("Wells Fargo") which was cancelled effective August 28, 2003. As of September 30, 2003, the aggregate amount outstanding under the Minimum Borrowing Note and Revolving Note was $2.7 million and the availability under the Revolving Note was $0.9 million. Beginning May 28, 2004, the Minimum Borrowing Note and the Revolving Note are convertible, at Laurus' option, into shares of Digital Angel Corporation's common stock at a price per share of $2.64, subject to adjustments upward following each conversion of $2.0 million.

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

    o    Attract, motivate and/or retain key executives and employees; and

    o Maintain compliance with the covenants under the Debentures and related agreements.

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

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


5. EARNINGS (LOSS) PER SHARE

       The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share:

                                                                      ---------------------------------------------------
                                                                           THREE-MONTHS ENDED     NINE-MONTHS ENDED
                                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                                      ---------------------------------------------------
                                                                            2003        2002        2003        2002
                                                                            ----        ----        ----        ----
NUMERATOR:
                                                                      ---------------------------------------------------
  NUMERATOR FOR BASIC EARNINGS (LOSS) PER SHARE -
  Net (loss) income from continuing operations                            $ (1,259)   $ (5,751)  $ 28,758     $(49,916)
  Net income (loss) from discontinued operations                                99        (119)      (492)         105
                                                                      ---------------------------------------------------
  Net (loss) income                                                       $ (1,160)   $ (5,870)  $ 28,266     $(49,811)
                                                                      ===================================================
  NUMERATOR FOR DILUTED EARNINGS (LOSS) PER SHARE -
  Net (loss) income from continuing operations                            $ (1,259)   $ (5,751)  $ 28,758     $(49,916)
  Add back interest on convertible exchangeable debentures                   1,558          --      1,558           --
                                                                      ---------------------------------------------------
  Adjusted net income (loss) from continuing operations                        299      (5,751)    30,316      (49,916)
  Net income (loss) from discontinued operations                                99        (119)      (492)         105
                                                                      ---------------------------------------------------
  Adjusted net income (loss) for diluted earnings (loss) per share        $    398    $ (5,870)  $ 29,824     $(49,811)
                                                                      ===================================================

DENOMINATOR:

DENOMINATOR FOR BASIC EARNINGS (LOSS) PER SHARE -

Weighted-average shares                                                    353,558     274,934    315,380      265,001
                                                                      ---------------------------------------------------
  Convertible exchangeable debentures                                       20,388          --      6,871           --
  Stock options                                                              4,629          --      8,745           --
  Warrants                                                                   3,779          --      3,629           --
                                                                      ---------------------------------------------------
DENOMINATOR FOR DILUTED EARNINGS (LOSS) PER SHARE (1) -

Weighted-average shares                                                    382,354     274,934    334,625      265,001
                                                                      ===================================================

BASIC EARNINGS (LOSS) PER SHARE:
     CONTINUING OPERATIONS                                                $     --    $  (0.02)  $   0.09     $  (0.19)
     DISCONTINUED OPERATIONS                                                    --          --         --           --
                                                                      ---------------------------------------------------
TOTAL - BASIC                                                             $     --    $  (0.02)  $   0.09     $  (0.19)
                                                                      ===================================================
DILUTED EARNINGS (LOSS) PER SHARE:
     CONTINUING OPERATIONS                                                $     --    $  (0.02)  $   0.09     $  (0.19)
     DISCONTINUED OPERATIONS                                                    --          --         --           --
                                                                      ---------------------------------------------------
TOTAL - DILUTED                                                           $     --    $  (0.02)  $   0.09     $  (0.19)
                                                                      ===================================================

(1) The weighted average shares listed below were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:

                                            THREE-MONTHS ENDED     NINE-MONTHS ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,

                                                          2002                  2002
                                                          ----                  ----
Stock options                                            9,161                10,010
Warrants                                                 2,917                 2,542
                                         --------------------------------------------
                                                        12,078                12,552
                                         ============================================

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

         Digital Angel Corporation

         The Digital Angel Corporation segment consists of the business operations of Digital Angel Corporation, the Company's approximately 71.4% owned subsidiary and is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects. Digital Angel Corporation operates in four divisions: Animal Applications, Wireless and Monitoring, GPS and Radio Communications, and Medical Systems.

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

         Business units that were closed or sold during 2001 and 2002 are reported as "All Other."

         The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of the Company's subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporation/Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions. Included in "Corporate/Eliminations" for the three-months ended September 30, 2003, is a reversal of approximately $3.9 million of severance expense associated with the termination of a former officer and director and included in the nine-months ended September 30, 2003, is a gain on the forgiveness of debt obligations to IBM Credit of $70.0 million, $4.3 million of bonuses awarded for the successful repayment of all obligations to IBM Credit and a severance charge of approximately $18.1 million associated with the termination of certain former officers and director. Included in "Corporate/Eliminations" for the nine-months ended September 30, 2002, is a non-

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

cash compensation charge of $18.7 million associated with pre-merger Digital Angel options, which were converted into options to acquire shares of Medical Advisory Systems Inc. ("MAS") in connection with the merger of pre-merger Digital Angel and MAS. The merger is more fully discussed in Note 7.

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

         Following is the selected segment data as of and for the three-months ended September 30, 2003:

                                                                                   SEGMENTS
                                                                                   --------
                                                              Digital
                                                Advanced       Angel        InfoTech      All       Corporate/
                                               Technology   Corporation     USA, Inc.    Other     Eliminations   Consolidated
                                             ----------------------------------------------------------------------------------
Net revenue from external customers:

Product                                         $ 8,514       $ 6,832        $3,419     $   --      $   (18)        $ 18,747
Service                                           2,737         1,512           806         --           --            5,055
Inter-segment revenue-product                        --           (18)           --         --           18               --
                                             ----------------------------------------------------------------------------------
Total revenue                                   $11,251       $ 8,326        $4,225     $   --      $    --         $ 23,802
                                             ==================================================================================

Income (loss) from continuing operations
  before taxes, minority interest,
  net (gain) loss on subsidiary stock
  issuances and merger transaction              $   481       $(2,625)       $ (108)    $   44      $   (73)        $ (2,281)
                                             ==================================================================================

Total assets                                    $40,618       $70,920        $9,228     $2,737      $(6,900)        $116,603
                                             ==================================================================================

         Following is the selected segment data as of and for the three-months ended September 30, 2002:

                                                                                   SEGMENTS
                                                                                   --------
                                                              Digital
                                                Advanced       Angel        InfoTech      All       Corporate/
                                               Technology   Corporation     USA, Inc.    Other     Eliminations   Consolidated
                                             ----------------------------------------------------------------------------------
Net revenue from external customers:

Product                                         $ 7,019       $  8,780       $3,850     $   --       $    16        $ 19,665
Service                                           2,970            826          691         --            18           4,505
Inter-segment revenue-product                        --             16           --         --           (16)             --
                                             ----------------------------------------------------------------------------------
Total revenue                                   $ 9,989       $  9,622       $4,541     $   --       $    18        $ 24,170
                                             ==================================================================================

Income (loss) from continuing operations
  before income taxes, minority interest,
  net (gain) loss on subsidiary merger
  transaction and equity in net loss of
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
                                             ==================================================================================

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

         Following is the selected segment data as of and for the nine-months ended September 30, 2003:

                                                                                   SEGMENTS
                                                                                   --------
                                                              Digital
                                                Advanced       Angel        InfoTech      All       Corporate/
                                               Technology   Corporation     USA, Inc.    Other     Eliminations   Consolidated
                                             ----------------------------------------------------------------------------------
Net revenue from external customers:

Product                                         $22,768       $25,816        $ 8,686    $   --       $  (106)       $ 57,164
Service                                           8,303         2,287          2,043                      --          12,633
Inter-segment revenue-product                        --          (106)            --        --           106              --
                                             ----------------------------------------------------------------------------------
Total revenue                                   $31,071       $27,997        $10,729    $   --       $    --        $ 69,797
                                             ==================================================================================

Income (loss) from continuing operations
  before taxes, minority interest,
  net (gain) loss on subsidiary stock
  issuances and merger transaction              $   974       $(5,038)       $  (731)   $  373       $33,158        $ 28,736
                                             ==================================================================================

Total assets                                    $40,618       $70,920        $ 9,228    $2,737       $(6,900)       $116,603
                                             ==================================================================================

         Following is the selected segment data as of and for the nine-months ended September 30, 2002:

                                                                                   SEGMENTS
                                                                                   --------
                                                              Digital
                                                Advanced       Angel        InfoTech      All       Corporate/
                                               Technology   Corporation     USA, Inc.    Other     Eliminations   Consolidated
                                             ----------------------------------------------------------------------------------
Net revenue from external customers:

Product                                         $20,451       $ 24,739       $17,670     $1,014     $    (63)       $ 63,811
Service                                           9,954          2,035         2,171        375           54          14,589
Inter-segment revenue-product                        --            (63)           --         --           63              --
                                             ----------------------------------------------------------------------------------
Total revenue                                   $30,405       $ 26,711       $19,841     $1,389     $     54        $ 78,400
                                             ==================================================================================

Income (loss) from continuing operations
  before income taxes, minority interest,
  net (gain) loss on subsidiary merger
  transaction and equity in net loss of
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

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

7. ACQUISITIONS

         Effective March 27, 2002, the Company's then 93% owned subsidiary, Digital Angel Corporation, which we refer to as pre-merger Digital Angel, merged with and into a wholly-owned subsidiary of a publicly traded company, MAS, and MAS changed its name to Digital Angel Corporation. Under the terms of the merger agreement, each issued and outstanding share of common stock of pre-merger Digital Angel (including each share issued upon exercise of options prior to the effective time of the merger) was cancelled and converted into the right to receive 0.9375 shares of MAS's common stock. The Company obtained 18.75 million shares of MAS common stock in the merger (representing approximately 61% of the shares then outstanding). Prior to the transaction, the Company owned 850,000 shares of MAS, or approximately 16.7%. Upon consummation of the transaction, the Company owned 19.6 million shares, or approximately 77% of the shares then outstanding. As of November 12, 2003, the Company owned 19.3 million shares of Digital Angel Corporation common stock, or approximately 71.4% of the shares outstanding. Also, pursuant to the merger agreement, the Company contributed to MAS all of its stock in Timely Technology Corp., a wholly-owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary. Pre-merger Digital Angel, Timely Technology Corp. and Signature Industries, Limited were collectively referred to as the Advanced Wireless Group (AWG). The merger has been treated as a reverse acquisition for accounting purposes, with the AWG treated as the accounting acquirer.

         The total purchase price of the transaction was $32.0 million, which was comprised of the $25.0 million fair market value of MAS stock outstanding not held by the Company immediately preceding the merger, the $3.4 million estimated fair market value of MAS options and warrants outstanding as well as the direct costs of the acquisition of approximately $3.6 million. The transaction resulted in Digital Angel Corporation allocating approximately $28.3 million of the purchase price to goodwill, $25.9 million of which was deemed to be impaired during the fourth quarter of 2002 in connection with the Company's annual goodwill impairment review. Digital Angel Corporation is publicly traded on the American Stock Exchange under the symbol DOC, with a closing market price per share at September 30, 2003, and November 12, 2003, of $2.08 and $2.58, respectively.

         During the nine-months ended September 30, 2002, the Company recorded a net loss of $0.4 million occasioned by the merger transaction, comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million pre-merger Digital Angel options (representing the difference between the carrying amount of the Company's pro-rata share of the investment in pre-merger Digital Angel and the exercise price of the options) and a gain of approximately $4.7 million from the deemed sale of 22.85% of the AWG, as a result of the merger with MAS.

         During the three-months ended September 30, 2003 and 2002, and the nine-months ended September 30, 2003 and 2002, the Company recorded a gain
(loss) of $0.3 million, ($0.4) million, ($0.9) million and ($4.2) million, respectively, on the issuances of 0.1 million, 0.1 million, 0.5 million and
1.0 million shares of Digital Angel Corporation common stock, respectively, resulting primarily from the exercise of Digital Angel Corporation stock options. The gain (loss) represents the difference between the carrying amount of the Company's pro-rata share of its investment in Digital Angel Corporation and the net proceeds from the issuances of the stock and other changes in the minority interest ownership.

         Unaudited pro forma results of operations for the nine-months ended September 30, 2002, are included below. Such pro forma information assumes that the merger of pre-merger Digital Angel and

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


MAS had occurred as of January 1, 2002:

                                                                                ---------------------
                                                                                  NINE-MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                ---------------------
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

         Stock Purchase Agreement
         ------------------------

         On August 14, 2003, the Company entered into a Stock Purchase Agreement with Digital Angel Corporation. The Stock Purchase Agreement represents a strategic investment in Digital Angel Corporation, whereby the Company is increasing its ownership interest. The Stock Purchase Agreement provides for the Company to purchase 3.0 million shares of Digital Angel Corporation's common stock at $2.64 per share and for the Company to receive a warrant to purchase up to 1.0 million shares of Digital Angel Corporation's common stock. Upon closing of the transaction, the Company will own approximately 74.2% of the outstanding shares of Digital Angel Corporation's common stock, provided that Laurus has not exercised its rights of conversion as more fully discussed in Note 4. The aggregate purchase price for the 3.0 million shares is $7.9 million. The purchase price is payable in shares of the Company's common stock equal to the aggregate purchase price divided by the average of the volume weighted average price of the Company's common stock for the ten trading days immediately proceeding the closing date (the "Per Share Exchange Price"). Under the terms of the Stock Purchase Agreement, the closing date is scheduled to occur on the business day following the effective date of the registration statement filed with the SEC on October 6, 2003, registering the Company's common stock to be issued to Digital Angel Corporation in payment of the 3.0 million shares. If the Per Share Exchange Price is less than $0.40, the Company has the option to postpone the closing date for a period not to exceed thirty calendar days or to terminate the Stock Purchase Agreement. The warrant gives the Company the right to purchase a total of
1.0 million shares of Digital Angel Corporation's common stock for a period of five years from February 1, 2004. The exercise price of the warrant will be equal to the daily volume weighted average price of Digital Angel Corporation's common stock for the first 10 consecutive trading days of 2004 starting on January 2, 2004. Digital Angel Corporation has granted a five-year warrant to the Debenture holders to acquire up to 0.5 million shares of its common stock at an exercise price of $2.64 per share. The warrant was issued in consideration for a waiver from the Debenture holders allowing the Company to register the shares being issued in connection with this transaction. The value of the warrant of $0.8 million has been included in interest expense during the three- and nine-months ended September 30, 2003.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         Earnout Agreements
         ------------------

         Certain acquisition agreements the Company entered into during 2000 included additional consideration contingent on profits of the acquired subsidiary. Upon earning this additional consideration, the value is recorded as additional goodwill. The financial statements include the value of shares earned upon attainment of certain profits by subsidiaries through September 30, 2003. At September 30, 2003, the Company is contingently liable under one earnout agreement. Based upon the expected performance of this subsidiary, it is currently estimated that the Company is contingently liable for additional consideration of approximately $30 thousand.

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

         Assets and liabilities of discontinued operations are as follows at September 30, 2003, and December 31, 2002.

                                                                     September 30, 2003      December 31, 2002
                                                                   ---------------------------------------------

     Current Assets
       Cash and cash equivalents                                          $     6                 $    66
       Accounts receivable and unbilled receivables, net                       91                     167
       Inventories                                                             --                      38
                                                                   ---------------------------------------------
     Total Current Assets                                                      97                     271

     Property and equipment, net                                               --                      56
                                                                   ---------------------------------------------
                                                                          $    97                 $   327
                                                                   =============================================
     Current Liabilities
       Notes payable and current maturities of long-term debt             $    26                 $    26
       Accounts payable                                                     4,178                   4,189
       Accrued expenses                                                     5,541                   5,334
                                                                   ---------------------------------------------
     Total Current Liabilities                                              9,745                   9,549

     Minority interest                                                         --                     146
                                                                   ---------------------------------------------
                                                                            9,745                   9,695
                                                                   =============================================
     Net Liabilities of Discontinued Operations                           $(9,648)                $(9,368)
                                                                   =============================================

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

         During the three-months ended September 30, 2003 and 2002, Discontinued Operations incurred a (decrease) increase in the estimated loss on disposal and operating losses during the phase out period of $(0.1) million and $0.1 million, respectively, and during the nine-months ended September 30, 2003 and 2002, Discontinued Operations incurred an increase (decrease) in the estimated operating loss on disposal and operating losses during the phase out period of $0.5 million and $(0.1) million, respectively. The primary reason for the reduction in estimated losses during the three-months ended September 30, 2003, and the nine-months ended September 30, 2002, was a reduction in carrying costs as certain of these obligations were settled during the periods for amounts less than previously anticipated. Carrying costs include the cancellation of facility leases, employment contract buyouts, sales tax liabilities and litigation reserves. The primary reasons for the increase in estimated losses during the nine-months ended September 30, 2003, were an increase in carrying costs and the loss of $0.1 million on the sale of the one remaining business unit, which was sold in July 2003, as well as the operations of the remaining business, and the primary reason for the increase in the three-months ended September 30, 2002, was the operations of the one remaining business unit.

         The following table sets forth the roll forward of the liabilities for estimated loss on sale and operating losses and carrying costs from December 31, 2002, through September 30, 2003.

                                                     Balance                                     Balance
                                                   December 31,                               September 30,
Type of Cost                                          2002         Additions   Deductions         2003
-----------------------------------------------------------------------------------------------------------

Estimated loss on sale, net of change in
  estimated operating losses                         $   --          $176         $176           $   --
Carrying costs                                        4,908           316          111            5,113
                                              -------------------------------------------------------------
Total                                                $4,908          $492         $287           $5,113
                                              =============================================================

9. NON-CASH COMPENSATION EXPENSE

         The Company reduced approximately $0.5 million and $2.9 million of non-cash compensation expense during the three-months ended September 30, 2003 and 2002, respectively, and the Company reduced approximately $1.5 million and incurred approximately $0.5 million of non-cash compensation expense during the nine-months ended September 30, 2003 and 2002, respectively, due primarily to re-pricing 19.3 million stock options during 2001. The re-priced options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and fluctuations in the Company's common stock price result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expired. This expense (credit) is included in the condensed consolidated statement of operations in selling, general and administrative expense.

         In addition, pursuant to the terms of the pre-merger Digital Angel and MAS merger agreement, effective March 27, 2002, options to acquire shares of pre-merger Digital Angel common stock were converted into options to acquire shares of MAS common stock. The transaction resulted in a new measurement date for the options and, as a result, the Company recorded a non-cash compensation expense of approximately $18.7 million during the nine-months ended September 30, 2002. As all of the option holders were employees or directors of the Company, these options were considered fixed awards

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

under APB Opinion No. 25 and expense was recorded for the intrinsic value of the options converted. This charge is included in the condensed consolidated statement of operations in selling, general and administrative expense.

10. SEVERANCE AGREEMENTS

         On March 21, 2003, Richard J. Sullivan, the Company's then Chairman of the Board of Directors and Chief Executive Officer, retired from such positions. The Company's Board of Directors negotiated a severance agreement with Richard Sullivan under which he is to receive a one-time payment of
56.0 million shares of the Company's common stock. In addition, stock options held by him exercisable for approximately 10.9 million shares of the Company's common stock were re-priced. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share, all of which have been exercised. Richard Sullivan's severance agreement provides that the payment of shares and re-pricing of options provided for under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. That agreement required the Company to make payments of approximately $17.0 million to him (or approximately $3.9 million more than is owed under the severance agreement), a portion of such payments of which could be made in either cash or stock, at the Company's option.

         On March 21, 2003, Jerome C. Artigliere, the Company's then Senior Vice President and Chief Operating Officer, resigned from such positions. Under the terms of his severance agreement, Mr. Artigliere is to receive 4.8 million shares of the Company's common stock. In addition, stock options held by him exercisable for approximately 2.3 million shares of the Company's common stock were re-priced. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share, all of which have been exercised. Mr. Artigliere's severance agreement provides that the payment of shares and re-pricing of options provided under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. That agreement required the Company to make payments of approximately $1.5 million to Mr. Artigliere.

         As a result of the termination of Richard Sullivan's employment with the Company, a "triggering event" provision in the severance agreement the Company had entered into with Garrett Sullivan, its former Vice Chairman of the Board, (who is not related to Richard Sullivan) at the time of his ceasing to serve in such capacity in December 2001, has been triggered. The Company negotiated a settlement of its obligations under Garrett Sullivan's severance agreement that requires the Company to issue to him 7.5 million shares of its common stock. We issued the shares to Garrett Sullivan on August 19, 2003. In September 2003, Garrett Sullivan surrendered the shares to us. We will reissue the shares to him upon the effectiveness of the registration statement filed with the SEC on October 6, 2003, registering the shares.

         The Company's shareholders have approved the issuance of the common stock and ratified the re-pricing of the options under the terms of the severance agreements with Richard J. Sullivan and Jerome C. Artigliere and they have approved the issuance of the common stock under the agreement entered into with Garrett Sullivan. The terms of each of the severance agreements were subject to shareholder approval, in accordance with applicable Nasdaq rules, because the agreements (i) were deemed to be compensatory arrangements under which the Company's common stock may be acquired by officers or directors, and (ii) in Richard Sullivan's case, it may have resulted in his potentially holding

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

more than 20% of the outstanding shares of the Company's common stock following the issuance of the shares and exercise of options covered by his severance agreement. As a result of the terminations of Messrs. Sullivan and Artigliere, the Company recorded severance expense of $22.0 million during the three-months ended March 31, 2003, including $2.5 million resulting from the re-priced options. On July 25, 2003, the Company's shareholders approved the terms of the severance agreement with Richard J. Sullivan, as discussed above, and, therefore, the Company reversed approximately $3.9 million of such severance expense during the three-months ending September 30, 2003.

11. COMPREHENSIVE (LOSS) INCOME

         Comprehensive (loss) income represents all non-owner changes in stockholders' equity and consists of the following:

                                                               THREE-MONTHS ENDED               NINE-MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                          -----------------------------    ----------------------------
                                                               2003           2002             2003           2002
                                                               ----           ----             ----           ----
                                                          -----------------------------    ----------------------------
Net (loss) income                                            $(1,160)       $(5,870)          $28,266      $(49,811)
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                        78             49               126           710
                                                          -----------------------------    ----------------------------
Total comprehensive (loss) income                            $(1,082)       $(5,821)          $28,392      $(49,101)
                                                          =============================    ============================

12. NASDAQ SMALLCAP MARKET LISTING

         Since November 12, 2002, the Company's common stock has traded on the Nasdaq SmallCap Market (the "SmallCap") under the symbol "ADSX." Since being traded on the SmallCap, the minimum bid price of the Company's common stock has been less than the SmallCap's minimum bid price requirement. To maintain its SmallCap listing, the Company had until October 27, 2003, for its common stock to regain the minimum bid requirement of at least $1.00 per share for a minimum of ten (10) consecutive trading days. The Company's common stock did not regain the minimum bid price requirement and on October 28, 2003, the Nasdaq Stock Market informed the Company by letter that its securities would be delisted from the SmallCap. The Company has filed an appeal and an oral hearing request. The hearing request will stay the delisting of the Company's securities pending a decision by the Nasdaq's Listing Qualifications Panel ("Panel"). Since the Company complies with all of the SmallCap's listing requirements with the exception of the minimum bid price requirement, and since the Board of Directors has the authority to effect a reverse stock split which may enable the Company to meet the minimum bid price requirement as more fully discussed below, the Company does not expect to be delisted from the SmallCap. However, the Company cannot provide assurances that the decision of the Panel will result in the continued listing of the Company's common stock on the SmallCap. If the Company's stock is delisted from the SmallCap, it may trade on the OTC Bulletin Board or another market or quotation system.

         On September 10, 2003, the Company's shareholders approved the granting of discretionary authority to its Board of Directors for a period of twelve months to effect a reverse stock split not to exceed a ratio of 1-for 25, or to determine not to proceed with a reverse stock split. The Company's Board

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


of Directors may decide to implement a reverse stock split to reduce the number of issued and outstanding shares, which are a result, in part, of the Company's past acquisitions, the payment of debt obligations to IBM Credit and preferred stock conversions. The Company's Board of Directors believes that a reverse stock split may facilitate the continued listing of the Company's common stock on the SmallCap and may enhance the desirability and marketability of the Company's common stock to the financial community and the investing public.

13. OTHER EVENTS

         On July 25, 2003, the Company's shareholders approved an increase in the number of common shares authorized from 435.0 million to 560.0 million, which increase became effective on August 26, 2003.

         The Staff of the Securities and Exchange Commission's Southeast Regional Office is conducting an informal inquiry concerning the Company. The Company is fully and voluntarily cooperating with the informal inquiry. At this point, the Company is unable to determine whether the informal investigation may lead to potentially adverse action.

         The Company is offering up to 30.0 million shares of its common stock in a public offering registered under the Securities Act of 1933. To date, the Company has sold an aggregate of 22.0 million shares of its common stock under the offering, pursuant to the terms of three separate securities purchase agreements entered into on September 19, 2003. J.P. Carey Securities, Inc. acted as the Company's placement agent. The sales of its common stock resulted in gross proceeds to the Company of $8.0 million before deduction of a 2.0% placement agency fee.

         On September 5, 2003, Digital Angel Corporation announced that Randolph Geissler resigned from his position of Chief Executive Officer of Digital Angel Corporation and that Mr. Geissler had accepted the position of Chief Executive Officer of the Animal Applications and Information/Medical Divisions. In accepting the new position, Mr. Geissler voluntarily agreed to terminate his existing employment agreement with Digital Angel Corporation, which included a change-of-control triggering event provision that would have required a minimum cash payment of $4.0 million to Mr. Geissler. In his new position, Mr. Geissler has been granted a stock option of 1.0 million shares of Digital Angel Corporation common stock at the current market price. Kevin McLaughlin, the Company's President and Chief Operating Officer, was named Interim Chief Executive Officer of Digital Angel Corporation. Mr. Geissler resigned from Digital Angel Corporation effective November 6, 2003. In addition, on September 12, 2003, Michael Zarriello, a member of the Company's Board of Directors, was appointed to the Board of Directors of Digital Angel Corporation.

         On November 2, 2003, Digital Angel Corporation signed an agreement and plan of merger pursuant to which it will acquire OuterLink Corporation ("OuterLink") of Concord, Massachusetts, subject to certain conditions. OuterLink manufactures and markets a suite of satellite tracking systems, operates a mobile satellite data communications service, and supplies tracking software systems for mapping and messaging. The OuterLink "CP-2 system" provides real-time automated tracking, wireless data transfer, and two-way messaging with large fleets of vehicles -- including utility trucks, helicopters and fixed-wing aircraft, long haul trucks, service vehicles, short haul trucks, and ships. OuterLink's current customer base includes various branches of the Department of Homeland Security (for example, U.S. Border Patrol and U.S. Customs Service). The transaction consideration is the issuance of a zero coupon preferred stock instrument that is convertible into 4.0 million shares of Digital Angel Corporation's common stock as such time as Digital Angel Corporation's common shares close at or

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


above $4.00 per share for ten consecutive trading days. OuterLink's Chief Executive Officer, Mr. Van Chu, was appointed Chief Executive Officer of Digital Angel Corporation replacing Kevin McLaughlin, Digital Angel Corporation's interim Chief Executive Officer. Mr. Chu also joined Digital Angel Corporation's Board of Directors.

14. LEGAL PROCEEDINGS

         The Company is party to various legal proceedings, and accordingly, has recorded $1.2 million in reserves in its financial statements as of September 30, 2003. In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position or overall trends in results of the Company. The estimate of potential impact on the Company's financial position, overall results of operations or cash flows for the above legal proceedings could change in the future.

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

         During the quarter ended March 31, 2002, 510 Ryerson Road Inc. filed a lawsuit against the Company and one of its Discontinued Operations subsidiaries in connection with a lease for a facility that the subsidiary vacated prior to the expiration of the lease and which is no longer in use. The trial date has been set for November 2003.

         On May 29, 2001, Janet Silva, individually and as Guardian ad Litem for Jonathan Silva, a minor, and the Estate of Clarence William Silva, Jr. (collectively, "Plaintiffs") filed suit against Customized Services Administrators, Incorporated ("CSA"), Pricesmart, Inc. ("Pricesmart"), Commercial Union Insurance Company ("Commercial Union"), CGU Insurance Group, and Digital Angel Corporation (collectively the "Defendants") in the Superior Court of the State of California in and for the County of Santa Clara. The allegations of the complaint arose from a vacation guarantee insurance policy (the "Insurance Contract") allegedly purchased by Plaintiffs from the Defendants on March 6, 2000. The complaint alleged, among other things, that Defendants breached the terms of the insurance policy, defrauded Plaintiffs, acted in bad faith, and engaged in deceptive and unlawful business practices, resulting in the wrongful death of Clarence William Silva, Jr. and the intentional infliction of emotional distress on Plaintiffs. Effective September 9, 2003, this lawsuit was settled and the Plaintiffs executed a Full Release and Covenant Not to Sue in which the Plaintiffs agreed to forgo any action against Digital Angel Corporation in consideration for a payment within Digital Angel Corporation's insurance limits.

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

RECENT/OTHER DEVELOPMENTS

         Payment in Full of Obligations to IBM Credit LLC

         Effective April 1, 2003, we entered into a Forbearance Agreement with IBM Credit. Under the terms of the Forbearance Agreement, we had the right to purchase all of our outstanding debt obligations to IBM Credit, totaling approximately $100.0 million (including accrued interest), if we paid IBM Credit $30.0 million in cash by June 30, 2003. As of June 30, 2003, we made cash payments to IBM Credit totaling $30.0 million and, thus, we have satisfied in full our debt obligations to IBM Credit. As a result, during the nine-months ended September 30, 2003, we recorded a gain on the forgiveness of debt of approximately $70.0 million, exclusive of certain bonuses. The repayment of the obligations to IBM Credit and the bonuses are more fully discussed in Note 4 to our condensed consolidated financial statements.

         Issuance of 8.5% Convertible Exchangeable Debentures

         On June 30, 2003, we entered into the Securities Purchase Agreement (the "Agreement") with certain investors, collectively referred to herein as "the Purchasers." In connection with the Agreement, we issued to the Purchasers our $10.5 million aggregate principal amount of 8.5% Convertible

Exchangeable Debentures (the "Debentures"), the proceeds of which were used to repay a portion of our obligations to IBM Credit. In addition, we have granted to the Purchasers warrants to acquire approximately 5.35 million shares of our common stock, or 0.95 million shares of the Digital Angel Corporation common stock currently owned by us, or a combination of shares from both companies, at the Purchasers' option (the "Warrants"). The Debentures and Warrants are more fully described in Note 4 to our condensed consolidated financial statements.

         Securities Purchase Agreements

         We are offering up to 30.0 million shares of our common stock in a public offering registered under the Securities Act of 1933. To date, we have sold an aggregate of 22.0 million shares of our common stock under the offering, pursuant to the terms of three separate securities purchase agreements entered into on September 19, 2003. J.P. Carey Securities, Inc. acted as our placement agent. The sales resulted in gross proceeds to us of $8.0 million before deduction of a 2.0% placement agency fee.

         Nasdaq SmallCap Listing

         Since November 12, 2002, our common stock has traded on the SmallCap under the symbol "ADSX." Since being traded on the SmallCap, the minimum bid price of our common stock has been less than the SmallCap's minimum bid price requirement. To maintain our SmallCap listing, we had until October 27, 2003, for our common stock to regain compliance with the SmallCap's minimum bid requirement of at least $1.00 per share for a minimum of ten (10) consecutive trading days. Our common stock did not regain the minimum bid price requirement and on October 28, 2003, the Nasdaq Stock Market informed us by letter that our securities would be delisted from the SmallCap. We have filed an appeal and an oral hearing request. The hearing request will stay the delisting of our securities pending a decision by the Nasdaq's Listing Qualifications Panel ("Panel"). Since we comply with all of the SmallCap's listing requirements with the exception of the minimum bid price requirement, and since our Board of Directors has the authority to effect a reverse stock split which may enable us to meet the minimum bid price requirement as more fully discussed below, we do not expect to be delisted from the SmallCap. However, we cannot provide assurances that the decision of the Panel will result in the continued listing of our common stock on the SmallCap. If our stock is delisted from the SmallCap, it may trade on the OTC Bulletin Board or another market or quotation system.

         On September 10, 2003, our shareholders approved the granting of discretionary authority to its Board of Directors for a period of twelve months to effect a reverse stock split not to exceed a ratio of 1-for-25, or to determine not to proceed with a reverse stock split. Our Board of Directors may decide to implement a reverse stock split to reduce the number of issued and outstanding shares, which are a result, in part, of our past acquisitions, the payment of debt obligations to IBM Credit and preferred stock conversions. Our Board of Directors believes that a reverse stock split may facilitate the continued listing of our common stock on the SmallCap and may enhance the desirability and marketability of our common stock to the financial community and the investing public.

         SEC Inquiry

         The Staff of the Securities and Exchange Commission's Southeast Regional Office is conducting an informal inquiry concerning us. We are fully and voluntarily cooperating with the informal inquiry. At this point, we are unable to determine whether the informal investigation may lead to potentially adverse action.

         Severance Agreements

         On March 21, 2003, Richard J. Sullivan, our then Chairman of the Board of Directors and Chief Executive Officer, retired and Jerome C. Artigliere, our then Senior Vice President and Chief Operating Officer, resigned. Our Board of Directors negotiated severance agreements with Richard Sullivan and Jerome Artigliere under which they are to receive a one-time payment of 56.0 million shares and 4.8 million shares of our common stock, respectively. In addition, stock options held by them exercisable for approximately 10.9 million shares and 2.3 million shares of our common stock, respectively, were re-priced and exercised. Richard Sullivan's severance agreement provides that the payment of shares and re-pricing of options provided for under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. That agreement required us to make payments of roughly $17 million to him, or approximately $3.9 million more than is owed under the severance agreement. In addition, as a result of the termination of Richard Sullivan's employment with us, a "triggering event" provision in the severance agreement we had entered into with Garrett Sullivan, our former Vice Chairman of the Board, (who is not related to Richard Sullivan) at the time of his ceasing to serve in such capacity in December 2001, was triggered. We negotiated a settlement of our obligations under Garrett Sullivan's severance agreement that required us to issue to him 7.5 million shares of our common stock. As a result of the terminations of Messrs. Sullivan and Artigliere, we recorded severance expense of $22.0 million during the first quarter of 2003, including $2.5 million resulting from the re-priced options. On July 25, 2003, our shareholders approved the terms of the severance agreements. Since our obligation to Richard Sullivan under his severance agreement was less than our obligation to him under his employment agreement, we reversed approximately $3.9 million of such severance expense during the three-months ending September 30, 2003. The severance agreements are more fully discussed in Note 10 to our condensed consolidated financial statements.

         Appointments, Resignations and Acquisitions

         On September 5, 2003, Digital Angel Corporation announced that Randolph Geissler resigned from his position of Chief Executive Officer of Digital Angel Corporation and that Mr. Geissler had accepted the position of Chief Executive Officer of the Animal Applications and Information/Medical Divisions. In accepting the new position, Mr. Geissler voluntarily agreed to terminate his existing employment agreement with Digital Angel Corporation, which included a change-of-control triggering event provision that would have required a minimum cash payment of $4.0 million to Mr. Geissler. In his new position, Mr. Geissler has been granted a stock option of 1.0 million shares of Digital Angel Corporation common stock at the current market price. Kevin McLaughlin, our President and Chief Operating Officer, was named Interim Chief Executive Officer of Digital Angel Corporation. Mr. Geissler resigned from Digital Angel Corporation effective November 6, 2003. In addition, on September 12, 2003, Michael Zarriello, a member of our Board of Directors, was appointed to the Board of Directors of Digital Angel Corporation.

         On November 2, 2003, Digital Angel Corporation signed an agreement and plan of merger pursuant to which it will acquire OuterLink Corporation ("OuterLink") of Concord, Massachusetts, subject to certain conditions. OuterLink manufactures and markets a suite of satellite tracking systems, operates a mobile satellite data communications service, and supplies tracking software systems for mapping and messaging. The OuterLink "CP-2 system" provides real-time automated tracking, wireless data transfer, and two-way messaging with large fleets of vehicles -- including utility trucks, helicopters and fixed-wing aircraft, long haul trucks, service vehicles, short haul trucks, and ships. OuterLink's current customer base includes various branches of the Department of Homeland Security (for example, U.S. Border Patrol and U.S. Customs Service). The transaction consideration is the issuance of a zero coupon preferred stock instrument that is convertible into 4.0 million shares of Digital Angel Corporation's common stock as such time as Digital Angel Corporation's common shares close at or above $4.00 per share for ten consecutive trading days. OuterLink's Chief Executive Officer, Mr. Van

Chu, was appointed Chief Executive Officer of Digital Angel Corporation, replacing Kevin McLaughlin, Digital Angel Corporation's interim Chief Executive Officer. Mr. Chu also joined Digital Angel Corporation's Board of Directors.

         Other

         On July 25, 2003, our shareholders approved an increase in the number of common shares authorized from 435.0 million to 560.0 million, which increase became effective on August 26, 2003.

         On July 31, 2003, Digital Angel Corporation entered into a Securities Purchase Agreement to sell securities to Laurus Master Fund, Ltd. ("Laurus"). Under the terms of the securities purchase agreement, Digital Angel Corporation issued and sold to Laurus a two-year secured convertible note in the original principal amount of $2.0 million and a common stock warrant to purchase up to 0.1 million shares of Digital Angel Corporation's common stock. The note is convertible, at Laurus' option, into shares of Digital Angel Corporation's common stock at a per share price of $2.33, subject to limitations. On August 28, 2003, Digital Angel Corporation entered into a Security Agreement with Laurus under which it may borrow from Laurus the lesser of $5.0 million or an amount that is determined based on percentages of Digital Angel Corporation's eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement. Digital Angel Corporation used proceeds from the loans to satisfy in full its credit facility with Wells Fargo Business Credit, Inc., which was cancelled effective August 28, 2003. The loans are more fully described in Note 4 to the condensed consolidated financial statements.

         On August 14, 2003, we entered into a Stock Purchase Agreement with Digital Angel Corporation. The Stock Purchase Agreement represents a strategic investment in Digital Angel Corporation, whereby we are increasing our ownership interest. It provides for us to purchase 3.0 million shares of Digital Angel Corporation's common stock at $2.64 per share and for us to receive a warrant to purchase up to 1.0 million shares of Digital Angel Corporation's common stock. The purchase price will be paid in shares of our common stock. The Stock Purchase Agreement is more fully described in Note
7 to the condensed consolidated financial statements.

         On October 29, 2003, we announced that we had submitted a 510(k) application to the FDA seeking the FDA's permission to market VeriChip's healthcare information applications in the United States. The FDA's ruling in October 2002, that VeriChip is a regulated medical devise when marketed to provide information to assist in the diagnosis or treatment of injury or illness, necessitated the 510(k) submission. The timetable for the FDA review process is not defined and we understand that the entire process could take several months or more to run its course. Assuming clearance is obtained from the FDA, we plan to market VeriChip's family of healthcare information applications in the United States using the VeriMed(TM) product name.

         During October 2003, we began marketing samples of our Thermo Life product to potential customers.

BUSINESS SEGMENTS

         As a result of the merger of pre-merger Digital Angel and MAS, which occurred on March 27, 2002, the significant restructuring of our business during the past two years and our emergence as an advanced technology development company, we have re-evaluated and realigned our reporting segments. Effective January 1, 2002, we began operating in three business segments: Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc.

         Advanced Technology

         Our Advanced Technology segment represents those businesses that we believe will provide the necessary synergies, support and infrastructure to allow us to develop, promote and fully-integrate our life-enhancing technology products and services. This segment specializes in security-related data collection, value-added data intelligence and complex data delivery systems for a wide variety of end users including government agencies, commercial operations and consumers. Our VeriChip, Thermo Life and PLD products are included in this segment.

         Digital Angel Corporation

         Our Digital Angel Corporation segment consists of the business operations of Digital Angel Corporation, our approximately 71.4% owned subsidiary and is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects. Digital Angel Corporation operates in four divisions:
Animal Applications, Wireless and Monitoring, GPS and Radio Communications, and Medical Systems. Our Digital Angel and Bio-Thermo products are included in this segment.

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

         "Corporate/Eliminations"

         The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of our subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporation/Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions. Included in "Corporate/Eliminations" for the three-months ended September 30, 2003, is a reversal of approximately $3.9 million of severance expense associated with the termination of a former officer and director and included in the nine-months ended September 30, 2003, is a gain on the forgiveness of debt obligations to IBM Credit of $70.0 million, $4.3 million of bonuses awarded for the successful repayment of all obligations to IBM Credit and a severance charge of approximately $18.1 million associated with the termination of certain former officers and director. Included in "Corporate/Eliminations" for the nine-months ended September 30, 2002, is a non-cash compensation charge of $18.7 million associated with pre-merger Digital Angel options, which were converted into options to acquire shares of MAS in connection with the merger of pre-merger Digital Angel and MAS.

         Discontinued Operations

         On March 1, 2001, our Board of Directors approved a plan to sell Intellesale, Inc. and all of our other non-core businesses. The results of operations, financial condition and cash flows of Intellesale and all of our other non-core businesses have been reported as Discontinued Operations in our financial statements.

     RESULTS OF CONTINUING OPERATIONS


     The following table summarizes our results of operations as a percentage of net operating revenue for the three and nine-month periods ended September 30, 2003 and 2002, and is derived from the unaudited condensed consolidated statements of operations in Part I, Item 1 of this report.

                                                                        ----------------------   ----------------------
                                                                            RELATIONSHIP TO          RELATIONSHIP TO
                                                                                REVENUE                  REVENUE
                                                                          THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                                                             SEPTEMBER 30,            SEPTEMBER 30,
                                                                        ----------------------   ----------------------
                                                                            2003        2002        2003         2002
                                                                            ----        ----        ----         ----
                                                                              %           %           %            %
                                                                              -           -           -            -
Product revenue                                                             78.8        81.4         81.9        81.4
Service revenue                                                             21.2        18.6         18.1        18.6
                                                                        ----------------------   ----------------------
Total revenue                                                              100.0       100.0        100.0       100.0
Cost of products sold                                                       62.9        54.7         60.5        56.9
Cost of services sold                                                        6.5         8.1          7.3         8.3
                                                                        ----------------------   ----------------------
Total cost of products and services sold                                    69.4        62.8         67.8        65.2
                                                                        ----------------------   ----------------------
Gross profit                                                                30.6        37.2         32.2        34.8
Selling, general and administrative expenses                                21.3        30.7         67.3        69.7
Research and development                                                     7.7         3.6          6.4         3.2
Depreciation and amortization                                                2.5         5.2          2.6         4.8
Asset impairment                                                              --          --           --         1.0
Interest and other income                                                   (1.0)       (3.0)        (1.0)       (1.8)
Loss (gain) on forgiveness of debt                                           1.9          --       (100.2)         --
Interest expense                                                             7.8        23.9         15.9        16.0
                                                                        ----------------------   ----------------------
(Loss) income from continuing operations before taxes,
   minority interest, net (gain) loss on subsidiary stock
   issuances and merger transaction and equity in net loss
   of affiliate                                                             (9.6)      (23.2)        41.2       (58.1)
(Benefit) provision for income taxes                                        (0.1)        0.4          1.1         0.2
                                                                        ----------------------   ----------------------
(Loss) income from continuing operations before minority
   interest, net (gain) loss on subsidiary stock issuances and
   merger transaction and equity in net loss of affiliate                   (9.5)      (23.6)        40.1       (58.3)
Minority interest                                                           (3.1)       (1.3)        (2.4)       (1.0)
Net (gain) loss on subsidiary stock issuances and merger
   transaction                                                              (1.1)        1.5          1.3         5.9
Equity in net loss of affiliate                                               --          --           --         0.4
                                                                        ----------------------   ----------------------
(Loss) income from continuing operations                                    (5.3)      (23.8)        41.2       (63.6)
Change in estimate on loss on disposal and operating losses
   during the phase out period                                               0.4        (0.5)        (0.7)        0.1
                                                                        ----------------------   ----------------------
Net (loss) income                                                           (4.9)      (24.3)        40.5       (63.5)
                                                                        ======================   ======================

         REVENUE

         Revenue from continuing operations for the three-months ended September 30, 2003 and 2002, remained constant at $23.8 million and $24.2 million, respectively. Revenue from continuing operations for the nine-months ended September 30, 2003, decreased $8.6 million, or 11.0%, to $69.8 million from $78.4 million for the nine-months ended September 30, 2002.

         Revenue from continuing operations during the three and nine-months ended September 30, 2003 and 2002, by segment was as follows:

                                                          THREE-MONTHS ENDED SEPTEMBER 30,
                                                                   (IN THOUSANDS)
                                 ------------------------------------------------------------------------------------
                                                     2003                                     2002
                                                     ----                                     ----
                                 ------------------------------------------------------------------------------------
                                      Product       Service        Total       Product       Service          Total
                                      -------       -------        -----       -------       -------          -----

     Advanced Technology              $ 8,514        $2,737      $11,251       $ 7,019        $2,970        $ 9,989
     Digital Angel Corporation          6,814         1,512        8,326         8,796           826          9,622
     InfoTech USA, Inc.                 3,419           806        4,225         3,850           691          4,541
     All Other                             --            --           --            --            --             --
     Corporate / Eliminations              --            --           --            --            18             18
                                 ------------------------------------------------------------------------------------
     Total                            $18,747        $5,055      $23,802       $19,665        $4,505        $24,170
                                 ==========================================  ========================================

                                                           NINE-MONTHS ENDED SEPTEMBER 30,
                                                                   (IN THOUSANDS)
                                 ------------------------------------------------------------------------------------
                                                     2003                                     2002
                                                     ----                                     ----
                                 ------------------------------------------------------------------------------------
                                      Product       Service        Total       Product       Service          Total
                                      -------       -------        -----       -------       -------          -----

     Advanced Technology              $22,768       $ 8,303      $31,071       $20,451       $ 9,954        $30,405
     Digital Angel Corporation         25,710         2,287       27,997        24,676         2,035         26,711
     InfoTech USA, Inc.                 8,686         2,043       10,729        17,670         2,171         19,841
     All Other                             --            --           --         1,014           375          1,389
     Corporate / Eliminations              --            --           --            --            54             54
                                 ------------------------------------------------------------------------------------
     Total                            $57,164       $12,633      $69,797       $63,811       $14,589        $78,400
                                 ==========================================  ========================================

         Advanced Technology segment's revenue increased $1.3 million and $0.7 million in the three and nine-month periods ended September 30, 2003, respectively, when compared to the three and nine-month periods ended September 30, 2002. When compared to the amounts for the three-months ended September 30, 2002, product revenue increased by $1.5 million, or 21.3%, and service revenue decreased by $0.2 million, or 7.8%. When compared to the amounts for the nine-months ended September 30, 2002, product revenue increased by $2.3 million, or 11.3%, and service revenue decreased by $1.7 million, or 16.6%. We attribute the increase in product revenue during the three and nine-months ended September 30, 2003, primarily to government contract projects. We attribute the decrease in service revenue during the three and nine-months ended September 30, 2003, to the sale of one of the businesses in this group during the fourth quarter of 2002, and to reduced sales of website and software support and other technology services.

         Digital Angel Corporation segment's revenue decreased $1.3 million and increased $1.3 million in the three and nine-month periods ended September 30, 2003, respectively, when compared to the three and nine-month periods ended September 30, 2002. When compared to the amounts for the three-months ended September 30, 2002, product revenue decreased by $2.0 million, or 22.5%, and service revenue increased by $0.7 million. When compared to the amounts for the nine-months ended September 30, 2002, product revenue increased by $1.0 million, or 4.2%, and service revenue increased by $0.3 million, or 12.4%. We attribute the decrease in product revenue for the three months ended September 30, 2003, primarily to fewer sales to fish and wildlife industry customers. We attribute the increase in product sales for the nine-months ended September 30, 2003, primarily to an increase in sales to fish and wildlife industry and companion animal microchip customers in North America and Europe. We attribute the increases in service revenue for the three and nine-months ended
September 30, 2003, primarily to Animal Application's engineering service revenue.

         InfoTech USA, Inc. segment's revenue decreased $0.3 million and $9.1 million in the three and nine-months ended September 30, 2003, respectively, when compared to the amounts for the three and nine-month periods ended September 30, 2002. When compared to the amounts for the three-months ended September 30, 2002, product revenue decreased by $0.4 million, or 11.2%, and service revenue increased by $0.1 million, or 16.6%. When compared to the amounts for the nine-months ended September 30, 2002, product revenue decreased by $9.0 million, or 50.8%, and service revenue decreased by $0.1 million, or 5.9%. We attribute the decreases in product revenue for both periods and the decrease in service revenue during the nine-months ended September 30, 2003, to a continued soft market for both product sales and service sales combined with our decision in April 2002 to cease selling some of our lower-margin computer hardware and focus on selling higher-margin products and related technical services. We attribute the increase in services revenue for the three-months ended September 30, 2003, to an increase in sales requiring technical services.

         All Other had no revenue for the three-months ended September 30, 2003 and 2002, and for the nine-months ended September 30, 2003, as compared to revenue of $1.4 million during the nine-months ended September 30, 2002. The decreases in revenue were due to the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

GROSS PROFIT AND GROSS PROFIT MARGIN

         Gross profit from continuing operations for the three-months ended September 30, 2003, decreased $1.7 million, or 19.2%, to $7.3 million from $9.0 million for the three-months ended September 30, 2002. Gross profit from continuing operations for the nine-months ended September 30, 2003, decreased $4.8 million, or 17.7%, to $22.5 million from $27.3 million for the nine-months ended September 30, 2002. Our gross profit margin was 30.6% and 32.2% of revenue, respectively, for the three and nine-months ended September 30, 2003, and 37.2% and 34.8% of revenue, respectively, for the three and nine-months ended September 30, 2002.

         Gross profit from continuing operations during the three and nine-months ended September 30, 2003 and 2002, by segment was as follows:

                                                            THREE-MONTHS ENDED SEPTEMBER 30,
                                                                     (IN THOUSANDS)
                                    ---------------------------------------------------------------------------------
                                                        2003                                  2002
                                                        ----                                  ----
                                    ---------------------------------------------------------------------------------
                                      Product       Service        Total       Product       Service          Total
                                      -------       -------        -----       -------       -------          -----

     Advanced Technology              $  794        $1,931        $2,725        $1,169        $1,765         $2,934
     Digital Angel Corporation         2,454         1,326         3,780         4,418           456          4,874
     InfoTech USA, Inc.                  531           236           767           845           331          1,176
     All Other                            --            --            --            --            --             --
     Corporate / Eliminations             --            --            --            --            18             18
                                    ---------------------------------------------------------------------------------
     Total                            $3,779        $3,493        $7,272        $6,432        $2,570         $9,002
                                    =======================================  ========================================

                                                              NINE-MONTHS ENDED SEPTEMBER 30,
                                                                       (IN THOUSANDS)
                                    ---------------------------------------------------------------------------------
                                                        2003                                  2002
                                                        ----                                  ----
                                    ---------------------------------------------------------------------------------
                                      Product       Service        Total       Product       Service          Total
                                      -------       -------        -----       -------       -------          -----

     Advanced Technology              $ 2,858        $5,321      $ 8,179       $ 4,677        $5,551        $10,228
     Digital Angel Corporation         10,974         1,490       12,464        11,231         1,099         12,330
     InfoTech USA, Inc.                 1,120           690        1,810         2,496         1,010          3,506
     All Other                             --            --           --           826           339          1,165
     Corporate / Eliminations              --            --           --            --            54             54
                                    ---------------------------------------------------------------------------------
     Total                            $14,952        $7,501      $22,453       $19,230        $8,053        $27,283
                                    =======================================  ========================================

     Gross profit margin from continuing operations during the three and nine-months ended September 30, 2003 and 2002, by segment was as follows:

                                                               THREE-MONTHS ENDED SEPTEMBER 30,

                                    ---------------------------------------------------------------------------------
                                                        2003                                  2002
                                                        ----                                  ----
                                    ---------------------------------------------------------------------------------
                                      Product       Service        Total       Product       Service          Total
                                      -------       -------        -----       -------       -------          -----

                                         %             %             %            %             %               %
                                         -             -             -            -             -               -
     Advanced Technology                9.3          70.6          24.2          16.7          59.4            29.4
     Digital Angel Corporation         36.0          87.7          45.4          50.2          55.2            50.7
     InfoTech USA, Inc.                15.5          29.3          18.2          21.9          47.9            25.9
     All Other                           --            --            --            --            --              --
     Corporate / Eliminations            --            --            --            --         100.0           100.0
                                    ---------------------------------------------------------------------------------
     Total                             20.2          69.1          30.6          32.7          57.0            37.2
                                    =======================================  ========================================

                                                                NINE-MONTHS ENDED SEPTEMBER 30,

                                    ---------------------------------------------------------------------------------
                                                        2003                                  2002
                                                        ----                                  ----
                                    ---------------------------------------------------------------------------------
                                      Product       Service        Total       Product       Service          Total
                                      -------       -------        -----       -------       -------          -----

                                         %             %             %            %             %               %
                                         -             -             -            -             -               -
     Advanced Technology               12.6          64.1          26.3          22.9         55.8             33.6
     Digital Angel Corporation         42.7          65.2          44.5          45.5         54.0             46.2
     InfoTech USA, Inc.                12.9          33.8          16.9          14.1         46.5             17.7
     All Other                           --            --            --          81.5         90.4             83.9
     Corporate / Eliminations            --            --            --            --        100.0            100.0
                                    ---------------------------------------------------------------------------------
     Total                             26.2          59.4          32.2          30.1         55.2             34.8
                                    =======================================  ========================================

         Advanced Technology segment's gross profit decreased $0.2 million in the three-months ended September 30, 2003, and margin decreased to 24.2% from 29.4% when compared to the three-months ended September 30 2002. Gross profit decreased $2.0 million in the nine-months ended September 30, 2003, and margin decreased to 26.3% from 33.6% when compared to the nine-months ended September 30, 2002. We attribute the decrease in gross profit in the three and nine-months ended September 30, 2003, primarily to lower profit margins on government contract sales, as well as to a reduction in sales of software and website support, and the sale of one of the businesses in this group during the fourth quarter of 2002. We attribute the decrease in margins in the three and nine-months ended September 30, 2003, primarily to the increase in lower-margin government contract sales, as well as to the reduction in sales of higher-margin services such as website and software support.

         Digital Angel Corporation segment's gross profit decreased $1.1 million in the three-months ended September 30, 2003, and margin decreased to 45.4% in the three-months ended September 30, 2003, from 50.7% in the three-months ended September 30, 2002. Gross profit increased $0.1 million in the nine-months ended September 30, 2003, while margin decreased to 44.5% in the nine-months ended September 30, 2003, from 46.2% in the nine-months ended September 30, 2002. We attribute the decrease in gross profit for the three months ended September 30, 2003, primarily to the reduced sales during the period. We attribute the increase in gross profit for the nine months ended September 30, 2003, primarily to the previously mentioned sales increase. We attribute the decreases in gross profit margin primarily to lower margin sales, increased overhead expenses and increased scrap expense.

         InfoTech USA, Inc. segment's gross profit decreased $0.4 million in the three-months ended September 30, 2003, and margin decreased to 18.2% in the three-months ended September 30, 2003, from 25.9% in the three-months ended September 30, 2002. Gross profit decreased $1.7 million in the nine-months ended September 30, 2003, and margin decreased to 16.9% in the nine-months ended September 30, 2003, from 17.7% in the nine-months ended September 30, 2002. The decreases in gross profit and gross profit margin during the three and nine-months ended September 30, 2003, were primarily due to reduced incentives from manufacturers.

         All Other had no gross margin for the three-months ended
September 30, 2003 and 2002, and the nine-months ended September 30, 2003, compared to gross margin of $1.2 million during the nine-months ended September 30, 2002, due to the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expense from continuing operations was $5.1 million in the three-months ended September 30, 2003, a decrease of $2.4 million, or 31.7%, from $7.4 million in the three-months ended September 30, 2002. Selling, general and administrative expense from continuing operations was $47.0 million in the nine-months ended
September 30, 2003, a decrease of $7.6 million, or 14.0%, from $54.6 million in the nine-months ended September 30, 2002. As a percentage of total revenue, selling, general and administrative expense from continuing operations decreased to 21.3% in the three-months ended September 30, 2003, from 30.7% in the three-months ended September 30, 2002, and decreased to 67.3% in the nine-months ended September 30, 2003, from 69.7% in the nine-months ended September 30, 2002.

         Selling, general and administrative expense from continuing operations during the three and nine-months ended September 30, 2003 and 2002, by segment was as follows:

                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                               (In thousands)                 (In thousands)
                                      -----------------------------     --------------------------
                                             2003          2002              2003         2002
                                             ----          ----              ----         ----
     Advanced Technology                    $ 1,857       $3,106            $ 5,937      $ 9,508
     Digital Angel Corporation                4,215        4,051             12,115       11,322
     InfoTech USA, Inc.                         849        1,125              2,411        3,224
     All Other                                  (44)          11               (373)       1,067
     Corporate / Eliminations                (1,802)        (863)            26,915       29,514
                                      -----------------------------     --------------------------
     Total                                  $ 5,075       $7,430            $47,005      $54,635
                                      =============================     ==========================

   Selling, general and administrative expense as a percentage of revenue for each of the operating segments was:

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                              ---------------------------      -------------------------
                                                  2003           2002              2003         2002
                                                  ----           ----              ----         ----
                                                   %              %                 %             %
                                                   -              -                 -             -
     Advanced Technology                         16.5           31.1               19.1         31.3
     Digital Angel Corporation                   50.6           42.1               43.3         42.4
     InfoTech USA, Inc.                          20.1           24.8               22.5         16.2
     All Other                                     --             --                 --           --
     Corporate / Eliminations (1)                (7.6)          (3.6)              38.6         38.1
                                              ---------------------------      -------------------------
     Total                                       21.3           30.7               67.3         69.7
                                              ===========================      =========================

(1) Corporate's percentage has been calculated as a percentage of total revenue.

         Advanced Technology segment's selling, general and administrative expense decreased $1.2 million, or 40.2%, to $1.9 million in the three-months ended September 30, 2003 from $3.1 million in the three-months ended September 30, 2002. Selling, general and administrative expense decreased $3.6 million, or 37.6%, to $5.9 million in the nine-months ended September 30, 2003, from $9.5 million in the nine-months ended September 30, 2002. As a percentage of revenue, selling, general and administrative expense decreased in the three and nine-months ended September 30, 2003. We attribute the decrease for the three-months ended September 30, 2003, primarily to introductory marketing and promotional costs associated with our VeriChip product, which were incurred during the three-months ended September 30, 2002, and to the sale of one of the businesses in this group during the fourth quarter of 2002. We attribute the decrease for the nine-months ended September 30, 2003, primarily to decreased legal and other costs associated with a lawsuit that was settled on July 15, 2002, and to the sale of one of the businesses in this group during the fourth quarter of 2002.

         Digital Angel Corporation segment's selling, general and administrative expense increased $0.2 million, or 4.0%, to $4.2 million in the three-months ended September 30, 2003, from $4.1 million in the three-months ended September 30, 2002. Selling, general and administrative expense increased
$0.8 million, or 7.0%, to $12.1 million in the nine-months ended September
30, 2003, from $11.3 million in the nine-months ended September 30, 2002. We attribute the increases for the three and nine-months ended September 30, 2003, primarily to additional consulting expenses associated with the VeriChip product distribution and licensing agreement and the payment of a $0.2 million credit termination fee to Wells Fargo. Digital Angel
Corporation also incurred additional Board of Director related expenses during the nine-months ended September 30, 2003. As a percentage of revenue, selling, general and administrative expense increased during the three-months ended September 30, 2003, due primarily to the reduction in sales during the period and the additional expenses noted above. As a percentage of revenue, selling, general and administrative expense remained relatively constant during the nine-months ended September 30, 2003, as compared to the nine-months ended September 30, 2002.

         InfoTech USA, Inc. segment's selling, general and administrative expense decreased $0.3 million, or 24.5%, to $0.8 million in the three-months ended September 30, 2003, from $1.1 million in the three-months ended September 30, 2002. Selling, general and administrative expense decreased $0.8 million, or 25.2%, to $2.4 million in the nine-months ended September 30, 2003, from $3.2 million in the nine-months ended September 30, 2002. We attribute the decreases primarily to layoffs, the elimination of expenses related to the Shirley, New York facility, which was sold in January 2002, costs related to the aborted VeriChip merger which were expensed during the three-months ended September 30, 2002, and other cost control programs. As a percentage of revenue, selling, general and administrative expense decreased in the three-months ended September 30, 2003, due to the VeriChip merger expenses and cost control programs, and increased in the nine-months ended September 30, 2003, due to the decrease in sales.

         All Other's selling, general and administrative expense was a credit of $44 thousand in the three-months ended September 30, 2003, compared to an expense of $11 thousand in the three-months ended September 30, 2002. Selling, general and administrative expense decreased $1.4 million, or 135.0%, to a credit of $0.4 million in the nine-months ended September 30, 2003, from $1.1 million in the nine-months ended September 30, 2002. The decreases resulted primarily from the settlement of certain litigation for less than anticipated during the three and nine-months ended September 30, 2003, and the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

         "Corporate / Eliminations" selling, general and administrative expense decreased $0.9 million, or 108.8%, resulting in a credit of $1.8 million for the three-months ended September 30, 2003, compared to a credit of $0.9 million in the three-months ended September 30, 2002. We attribute this decrease primarily to the reduction of severance expense of $3.9 million. On July 25, 2003, our shareholders approved the terms of Richard Sullivan's (our former Chairman and Chief Executive Officer) severance agreement. Since our obligation to Richard Sullivan under his severance agreement was less than our obligation to him under his employment agreement, we reversed approximately $3.9 million of severance expense during the three-months ending September 30, 2003. Partially offsetting this decrease was a fluctuation of non-cash compensation expense associated with the re-pricing of 19.3 million stock options during 2001. During the three-months ended September 30, 2003, we reversed approximately $0.5 million in non-cash compensation expense associated with the re-priced options compared to a reversal of $2.9 million during the three-months ended September 2002. The options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and fluctuations in our common stock price result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expired. Also partially offsetting the decrease was a reversal during the three-months ended September 30, 2002, of the valuation allowance associated with a note receivable of approximately $0.9 million.

         Selling, general and administrative expense decreased $2.6 million, or 8.8%, to $26.9 million in the nine-months ended September 30, 2003, from $29.5 million in the nine-months ended September 30, 2002. We attribute the majority of the decrease to the following factors: 1) we incurred a charge of approximately $3.9 million during the nine-months ended September 30, 2002, for valuation reserves associated with notes receivable for stock issuances from certain current and former officers and directors. The officers and directors received no cash proceeds from these loans. In
September 2000, when the notes were originated, we notified these officers and directors that we intended to pay their annual interest as part of their compensation expense/directors remuneration and to provide a gross-up for the associated income taxes. Annual interest payments were due on September
27, 2001 and September 27, 2002. We chose not to pay the interest and related tax gross-up. In addition, the principal amount of the notes and a final annual interest payment became due on September 27, 2003. We, therefore, consider such notes to be in default and have begun steps to foreclose on the underlying collateral (all of the stock) in satisfaction of the notes. Our decision to take this action relates in part to the passage of the corporate reform legislation under the Sarbanes-Oxley Act of 2002, which, among other things, prohibits further extension of credit to officers and directors; 2) we reduced approximately $1.5 million and incurred approximately $0.5 million in non-cash compensation expense during the nine-months ended September 30, 2003 and 2002, respectively, due primarily to re-pricing 19.3 million stock options during 2001; and 3) we recorded non-cash compensation expense associated with pre-merger Digital Angel options of approximately $18.7 million during the nine-months ended
September 30, 2002. Under the terms of the merger, options to acquire shares of pre-merger Digital Angel common stock were converted into options to acquire shares of MAS common stock. The transaction resulted in a new measurement date for the options. As all of the option holders were our employees or directors, these options were considered fixed awards under APB Opinion No. 25 and expense was recorded for the intrinsic value of the options converted. Partially offsetting these decreases were the following: 1) we incurred approximately $17.9 million in severance expense during the nine-months ended September 30, 2003, which resulted from the termination of executive officers and director during the nine-months ended September 30, 2003, including $2.5 million resulting from re-pricing stock options. (An additional $0.2 million of severance expense associated with these terminations is included in the Advance Technology segment's selling, general and administrative expense for the nine-months ended September 30, 2003); and 2) we incurred $4.3 million in bonus expense during the nine-months ended September 30, 2003. The bonuses, which may be paid in cash (subject to availability) or in shares of our common stock based upon mutual agreement of the recipient and us, subject to any regulatory or necessary approvals, were awarded to directors, executive officers and other employees in recognition of their efforts in achieving the successful repayment of all obligations to IBM Credit. The amount and timing of the payment of these bonuses will depend on various factors, including (among others) the rate of our business growth, our research and development efforts and pipeline, the effort and timing involved in obtaining FDA and other necessary approvals for our VeriChip product's heathcare information applications, capital equipment needs, the requirements of our customers, and opportunities discovered or presented to us.

         RESEARCH AND DEVELOPMENT

         Research and development expense from continuing operations was $1.8 million and $0.9 million for the three months ended September 30, 2003, and 2002, respectively. Research and development expense from continuing operations was $4.5 million and $2.5 million for the nine-months ended September 30, 2003 and 2002, respectively. Research and development expense increased to 7.7% of revenue in the three-months ended September 30, 2003, from 3.6% of revenue in the three-months ended September 30, 2002, and increased to 6.4% of revenue in the nine-months ended September 30, 2003, from 3.2% of revenue in the nine-months ended September 30, 2002. Research and development expense relates primarily to the development of our products, Digital Angel, VeriChip, Thermo Life, Bio-Thermo and PLD, and Digital Angel Corporation's Sarbe (locator beacon) project.

         Research and development expense from continuing operations during the three and nine-months ended September 30, 2003 and 2002, by segment was as follows:

                                                               THREE-MONTHS ENDED               NINE-MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                                 (In thousands)                  (In thousands)
                                                          ----------------------------      ------------------------
                                                               2003           2002            2003         2002
                                                               ----           ----            ----         ----
     Advanced Technology                                      $   46          $ 32           $  147       $  148
     Digital Angel Corporation                                 1,551           747            3,634        2,228
     InfoTech USA, Inc.                                           --            --               --           --
     All Other                                                    --            --               --           --
     Corporate / Eliminations                                    242            97              683           98
                                                          ----------------------------      ------------------------
     Total                                                    $1,839          $876           $4,464       $2,474
                                                          ============================      ========================

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense from continuing operations was $0.6 million and $1.3 million for the three-months ended September 30, 2003 and 2002, respectively. Depreciation and amortization expense from continuing operations was $1.8 million and $3.7 million for the nine-months ended September 30, 2003 and 2002, respectively. Depreciation and amortization expense decreased to 2.5% of revenue in the three-months ended September 30, 2003, from 5.2% of revenue in the three-months ended September 30, 2002, and decreased to 2.6% of revenue in the nine-months ended September 30, 2003, from 4.8% of revenue in the nine months ended September 30, 2002.

         Depreciation and amortization expense from continuing operations during the three and nine-months ended September 30, 2003 and 2002, by segment was as follows:

                                                               THREE-MONTHS ENDED               NINE-MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                                 (In thousands)                  (In thousands)
                                                          ----------------------------      ------------------------
                                                               2003           2002            2003         2002
                                                               ----           ----            ----         ----
     Advanced Technology                                       $ 57          $  158          $  191       $  407
     Digital Angel Corporation                                  437             968           1,305        2,900
     InfoTech USA, Inc.                                          56              62             167          205
     All Other                                                   --              --              --            9
     Corporate / Eliminations                                    38              69             161          226
                                                          -----------------------------     --------------------------
     Total                                                     $588          $1,257          $1,824       $3,747
                                                          =============================     ==========================

         Advanced Technology segment's depreciation and amortization expense decreased by $0.1 million, or 63.9%, to $0.1 million in the three-months ended September 30, 2003, from $0.2 million in the three-months ended September 30, 2002. Depreciation and amortization expense decreased by $0.2 million, or 53.1%, to $0.2 million in the nine-months ended September 30, 2003, from $0.4 million in the nine-months ended September 30, 2002. We attribute the decrease to fully depreciating certain assets during 2002 and 2003, our decision to limit our expenditures for property and equipment and the sale of one of the business units within this group during the fourth quarter of 2002.

         Digital Angel Corporation segment's depreciation and amortization expense decreased by $0.5 million, or 54.9%, to $0.4 million in the three-months ended September 30, 2003, from $1.0 million in the three-months ended September 30, 2002. Depreciation and amortization expense decreased by $1.6 million, or 55.0%, to $1.3 million in the nine-months ended September 30, 2003, from $2.9 million in the nine-months ended September 30, 2002. We attribute the decreases primarily to the exclusion of depreciation expense for a license to a digital encryption and distribution software system that Digital Angel Corporation impaired during the fourth quarter of 2002.

         InfoTech USA, Inc. segment's depreciation and amortization expense decreased slightly during the three and nine-months ended September 30, 2003, as compared to the three and nine-months ended September 30, 2002. We attribute the decreases primarily to the sale of the Shirley, New York facility during the three-months ended March 31, 2002, and to fully depreciating certain assets during 2002 and 2003.

         All Other's depreciation and amortization expense decreased due to the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

         Corporate/Elimination's depreciation and amortization expense decreased in the three and nine-months ended September 30, 2003, as compared to the three and nine-months ended September 30, 2002. We attribute the decreases primarily to our decision to limit our expenditures for property and equipment and to fully depreciating certain assets during 2002 and 2003.

         ASSET IMPAIRMENT

         During the economic slowdown of 2001 and 2002, and partially resulting from the terrorist attacks on September 11, 2001, we experienced deteriorating sales for certain of our businesses. This resulted in the shut down of several of our businesses during 2001. Also, letters of intent that we received during the third quarter of 2001 related to the sales of certain of our businesses had indicated a decline in their fair market values. The sales of these businesses were due to our financial condition and did not comprise an entire business segment. Based upon these developments, we reassessed our future expected operating cash flows and business valuations. This reassessment resulted in Corporate/Eliminations incurring asset impairments of $0.8 million for the nine-months ended September 30, 2002.

         INTEREST AND OTHER INCOME AND INTEREST EXPENSE

         Interest income was $0.2 million and $0.7 million, for the three-months ended September 30, 2003 and 2002, respectively, and $0.7 million and $1.4 million for the nine-months ended September 30, 2003 and 2002, respectively. Interest income is earned primarily from short-term investments and notes receivable.

         Interest expense was $1.9 million and $5.8 million, for the three-months ended September 30, 2003 and 2002, respectively, and $11.1 million and $12.6 million for the nine-months ended September 30, 2003 and 2002, respectively. Interest expense is primarily a function of the level of outstanding debt and the associated interest rate. The decrease in interest expense during the three and nine-months ended September 30, 2003, is due primarily to the repayment of all of our obligations to IBM Credit on June 30. 2003.

         INCOME TAXES

         Our effective (benefit) income tax rates were (1.1)% and 1.9% in the three-months ended September 30, 2003 and 2002, respectively, and 2.6% and 0.0% in the nine-months ended September 30, 2003 and 2002, respectively. Differences in the effective income tax rate from the statutory federal income tax rate arise primarily from the timing of the recognition of net operating loss carryforwards and state taxes net of federal benefits. In addition, during the nine-months ended September 30, 2003, we recorded approximately $1.0 million in alternative minimum tax.

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

         During the three-months ended September 30, 2003 and 2002, Discontinued Operations incurred a (decrease) increase in the estimated loss on disposal and operating losses during the phase out period of $(0.1) million and $0.1 million, respectively, and during the nine-months ended September 30, 2003 and 2002, Discontinued Operations incurred an increase (decrease) in the estimated operating loss on disposal and operating losses during the phase out period of $0.5 million and $(0.1) million, respectively. The primary reason for the reduction in estimated losses during the three-months ended September 30, 2003, and the nine-months ended September 30, 2002, was a reduction in carrying costs as certain of these items were settled during the periods for amounts less than previously anticipated. Carrying costs include the cancellation of facility leases, employment contract buyouts, sales tax liabilities and litigation reserves. The primary reasons for the increase in estimated losses during the nine-months ended September 30, 2003, were an increase in carrying costs and the loss of $0.1 million on the sale of the one remaining business unit in this group, which was sold in July 2003, as well as the operations of the remaining business, and the primary reason for the increase in the three-months ended September 30, 2002, was the operations of the one remaining business unit.

         The following table sets forth the roll forward of the liabilities for estimated loss on sale and operating losses and carrying costs from December 31, 2002, through September 30, 2003:

                                                                Balance                                             Balance
Type of Cost                                          December 31, 2002      Additions      Deductions   September 30, 2003
----------------------------------------------------------------------------------------------------------------------------

Estimated loss on sale, net of change in
  estimated operating losses                                     $   --           $176            $176               $   --
Carrying costs                                                    4,908            316             111                5,113
                                                      ----------------------------------------------------------------------
Total                                                            $4,908           $492            $287               $5,113
                                                      ======================================================================

         LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

         As of September 30, 2003, cash and cash equivalents totaled $5.3 million, a decrease of $0.5 million, or 8.6%, from $5.8 million at December 31, 2002.

         Cash of $5.0 million was used by operations and cash of $0.7 million was provided by operations during the nine-months ended September 30, 2003, and 2002, respectively. In the nine-months ended September 30, 2003, cash was used primarily to purchase inventory. In the nine-months ended September 30, 2002, cash was provided primarily by collections on accounts receivable and a decrease in current assets.

         Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased by $1.4 million, or 8.5%, to $15.1 million at September 30, 2003, from $16.5 million at December 31, 2002. We attribute the decrease primarily to increased collections during the current period.

         Inventory levels increased by $3.4 million, or 53.1%, to $9.8 million at September 30, 2003, from $6.4 million at December 31, 2002. We attribute the increase primarily to an increase in work-in process related to government contract projects and the accumulation of inventory by Digital Angel Corporation in anticipation of future sales.

         Accounts payable increased by $2.8 million, or 28.6%, to $12.6 million at September 30, 2003, from $9.8 million at December 31, 2002, due primarily to the increase in inventory.

         Accrued interest decreased by $10.0 million, or 99.0%, from $10.1 million at December 31, 2002, due primarily to the payment in full of all obligations to IBM Credit on June 30, 2003.

         Investing activities provided cash of $0.3 million and $5.0 million in the nine-months ended September 30, 2003 and 2002, respectively. In the nine-months ended September 30, 2003, cash was provided primarily by collections on notes receivable of $1.5 million and used primarily to purchase property and equipment of $1.0 million. In the nine-months ended September 30, 2002, cash was provided primarily by collections of amounts due from buyers of divested subsidiaries of $2.6 million, proceeds from the sale of property and equipment of $2.5 million, proceeds from the sale of subsidiaries and business assets of $1.1 million and collection on notes receivable of $1.0 million. Partially offsetting the amounts provided were cash used to purchase property and equipment of $1.4 million and cash used by Discontinued Operations of $0.5 million.

         Financing activities provided cash of $4.1 million in the nine-months ended September 30, 2003, and used cash of $2.3 million in the nine-months ended September 30, 2002. In the nine-months ended September 30, 2003, cash of $20.8 million was provided from the issuances of common stock, $10.0 million was provided from the issuance of the Debentures and $2.0 million was provided from the issuance of long-term debt. During the nine-months ended September 30, 2003, $27.6 million of cash was used to repay notes payable. In the nine-months ended September 30, 2002, cash was used primarily to repay $6.4 million against long-term debt and notes payable. Partially offsetting the use of cash during the nine-months September 30, 2002, was cash of $1.7 million provided from the issuance of common shares, cash of $1.3 million provided by long-term debt and cash of $1.2 million from the collection of notes receivable for shares issued.

         Debt Covenant Compliance and Liquidity

         On March 1, 2002, we and the Digital Angel Trust entered into the IBM Credit Agreement with IBM Credit, which became effective on March 27, 2002, the effective date of the merger between pre-merger Digital Angel and MAS.
At December 31, 2002, we failed to maintain compliance with the financial performance covenant under the IBM Credit Agreement. In addition, as of June 30, 2003, March 31, 2003, and December 31, 2002, Digital Angel Corporation failed to maintain compliance with certain financial covenants under its credit agreement with its prior lender, Wells Fargo. Well Fargo provided Digital Angel Corporation with waivers of such non-compliance. IBM did not provide a waiver. Digital Angel Corporation terminated its lending arrangement with Well Fargo on August 28, 2003, as more fully discussed in
Note 4 to the condensed consolidated financial statements.

         Under the terms of the IBM Credit Agreement we were required to repay IBM Credit $29.8 million of the $77.2 million outstanding principal balance owed to them plus $16.4 million of accrued interest and expenses (totaling approximately $46.2 million), on or before February 28, 2003. We did not make such payment by February 28, 2003, and on March 3, 2003, IBM Credit notified us that we had until March 6, 2003, to make the payment. Our failure to comply with the payment terms imposed by the IBM Credit Agreement and our failure to maintain compliance with the financial performance covenant constituted events of default under the IBM Credit Agreement. On March 7, 2003, we received a letter from IBM Credit declaring the loan in default and indicating that IBM Credit would exercise any and/or all of its remedies.

         Effective April 1, 2003, we entered into a Forbearance Agreement with IBM Credit. Under the terms of the Forbearance Agreement, we had the right to purchase all of our outstanding debt obligations to IBM Credit, totaling approximately $100.0 million (including accrued interest), if we paid IBM Credit $30 million in cash by June 30, 2003. As of June 30, 2003, we made cash payments to IBM Credit totaling $30.0 million and, thus, we have satisfied in full our debt obligations to IBM Credit. As a result, we recorded a gain on the forgiveness of debt of approximately $70.0 million in the nine-months ended September 30, 2003.

         Funding for the $30.0 million payment to IBM Credit consisted of $17.8 million in net proceeds from the sales of an aggregate of 50.0 million shares of our common stock, $10.0 million in net proceeds from the issuance of the Debentures, and $2.2 million from cash on hand.

         On June 30, 2003, we entered into the Agreement with certain Purchasers. In connection with the Agreement, we issued to the Purchasers Debentures due November 1, 2005. Subject to the terms under the various agreements, the Debentures are convertible into shares of our common stock or exchangeable for shares of Digital Angel Corporation common stock owned by us, or a combination thereof at any time at the option of the Purchasers, through the maturity date of November 1, 2005.

         On November 12, 2003, we announced that we had entered in a letter agreement with the Purchasers. Under the letter agreement, the Purchasers were required to convert a minimum of 50% of the outstanding principal amount of the Debentures plus all accrued and unpaid interest into shares of our common stock on November 12, 2003, the First Conversion Date. The conversion price was $0.35 per share. In addition, per the terms of the letter agreement, the Purchasers are required to convert any remaining outstanding principal amount of the Debentures plus accrued interest on or before November 19, 2003, the Second Conversion Date.
The conversion price for the Second Conversion Date is 84% of the volume-weighted average trading price of our common stock for the five trading days prior to November 17, 2003 (the "Discounted VWAP"). If the Discounted VWAP is less than $0.35 per share, the conversion price shall be $0.35 per share and not the Discounted VWAP and the Purchasers shall not be obligated to purchase the remaining principal amount. As of the First Conversion Date, the Purchasers have converted approximately 93% of the original principal amount of the Debentures. We have issued 23.8 million shares of our common stock in connection with the conversions taking place on the First Conversion Date. In addition, as of November 12, 2003, the Debenture holders have exchanged $0.7 million of principal amount of the Debentures into 0.3 million shares of the Digital Angel Corporation common stock owned by us. Following these exchanges, we currently own 19.3 million shares of Digital Angel Corporation's common stock, or approximately 71.4% of the shares of Digital Angel Corporation's common stock outstanding as of November 12, 2003. Any Debenture that is not converted under the terms of the letter agreement will continue in accordance with the terms of the Debentures and related agreements, except that a Debenture holder electing not to convert its Debenture under the offer may not deem the participation in the offer by the other Debenture holders to change the price or cause other adjustments to the Debentures. The Debentures are more fully described in Note 4 to our condensed consolidated financial statements.

         Under the terms of the Debentures and related agreements, failure to make timely interest or principal redemption payments, commencement of bankruptcy against us, failure of our common stock to be eligible for quotation on or quoted for trading on a principal market, and a change in control of us as defined, among others, constitute events of default. A principal market is defined as the SmallCap, the Nasdaq National Market, the New York Stock Exchange, and the American Stock Exchange. We cannot assure you that we will be able to maintain compliance with these covenants. See the risk factor, "We cannot provide assurances that we will be able to maintain our listing on the SmallCap." Failure to maintain compliance could have a material adverse impact on our financial position, results of operations and cash flow.

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

            o  Attract, motivate and/or retain key executives and employees;
               and

            o Maintain compliance with the covenants under the Debentures and related agreements.

         Sources of Liquidity

         Our operating activities did not provide positive cash flow during the nine-months ended September 30, 2003, or during 2002 and 2001. In addition, during the nine-months ended September 30, 2003, we used $2.2 million of our cash on hand to fund a portion of the $30 million debt payment to IBM Credit under the terms of the Forbearance Agreement.

         We are offering up to 30.0 million shares of our common stock in a public offering registered under the Securities Act of 1933. To date, we have sold an aggregate of 22.0 million shares of our common stock under the offering, pursuant to the terms of three separate securities purchase agreements entered into on September 19, 2003. J.P. Carey Securities, Inc. acted as our placement agent. The sales resulted in gross proceeds to us of $8.0 million before deduction of a 2.0% placement agency fee.

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

         Contractual Obligations

         The following table shows the aggregate of our contractual cash obligations as of September 30, 2003:

                                                                        Less Than     1-3           4-5          After
         Contractual Cash Obligations                   Total           1 Year        Years         Years        5 Years
-------------------------------------------------------------------------------------------------------------------------
                                                                           (amounts in thousands)
-------------------------------------------------------------------------------------------------------------------------
         Notes payable, long-term debt and other(1)    $15,824          $5,413       $ 8,170       $  120       $ 2,121
         Operating leases                               17,084           1,656         1,778        1,160        12,490
         Employment related contracts                    4,028           1,573         1,604          276           575
                                                -------------------------------------------------------------------------
         Total contractual cash obligations            $36,936          $8,642       $11,552       $1,556       $15,186
                                                =========================================================================

(1) Subsequent to September 30, 2003, $9.0 million of the cash obligations reflected in notes payable long-term and other were settled in shares of our common stock as a result of the conversion of a significant portion of the Debentures as more fully discussed in Note 4 to the condensed consolidated financial statements.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         On January 28, 2003, the Securities and Exchange Commission issued FIN 45, Disclosure in Management's Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations (FIN 45). FIN 45 requires a registrant to provide an explanation of its off-balance sheet arrangements in a separately captioned subsection of the "Management's Discussion and Analysis" section of a registrant's disclosure documents. It also requires registrants to provide an overview of certain known contractual obligations in a tabular format. We must adopt the disclosure provisions of FIN 45 in our registration statements, annual reports, proxy statements or information statements that are required to include our financial statements for the year ended December 31, 2003.

         On January 17, 2003, the Securities and Exchange Commission issued FIN 46, Consolidation of Variable Interest Entities (FIN 46). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving addition subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make addition disclosures. FIN 46 is effective immediately for VIEs created after January 31, 2003. A company with a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46 no later than the beginning of the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 did not have an impact on our financial position or results of operations.

         In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FAS No. 150). FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We adopted the provisions of FAS No. 150 effective July 1, 2003. The adoption of FAS No. 150 did not have an impact on our financial position.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS AND UNCERTAINTIES

         RISK FACTORS

         You should carefully consider the risk factors listed below. These risk factors may cause our future earnings to be less or our financial condition to be less favorable than we expect. You should read this section together with the other information contained herein. This Form 10-Q contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, and includes statements relating to:

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

             o   our ability to maintain our SmallCap listing;

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

         OUR FAILURE TO GENERATE POSITIVE CASH FLOW FROM OPERATIONS WILL HAVE A SUBSTANTIAL NEGATIVE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Our operating activities did not provide positive cash flow during the first nine months of 2003 and during 2002 and 2001. Our sources of liquidity may include proceeds from the sale of common stock and preferred shares, proceeds from the sale of businesses, proceeds from the sale of the unrestricted Digital Angel Corporation common stock owned by us, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings. There can be no assurance however, that these options will be available, or if available, on favorable terms. In the future, if we fail to generate positive cash flow from operations, it will have a materially adverse effect on our business, financial condition and results of operations.

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

             o Attract, motivate and/or retain key executives and employees; and

             o Maintain compliance with the covenants under the Debentures and related agreements.

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

         WE CANNOT PROVIDE ASSURANCES THAT WE WILL BE ABLE TO MAINTAIN OUR LISTING ON THE SMALLCAP.

         Our ability to remain listed on Nasdaq depends on our ability to satisfy applicable Nasdaq criteria including our ability to maintain a minimum bid price of $1.00 per share. Since November 12, 2003, our common stock has traded on the SmallCap under the symbol "ADSX." Since being traded on the SmallCap, the minimum bid price of our common stock has been less than the SmallCap's minimum bid price requirement. To maintain our SmallCap listing, we were required by October 27, 2003, to regain the minimum bid requirement of at least $1.00 per share for a minimum of ten (10) consecutive trading days. Our common stock did not regain the minimum bid price requirement and on October 28, 2003, the Nasdaq Stock Market informed us by letter that our securities would be delisted from the SmallCap. We have filed an appeal and an oral hearing request. The hearing request will stay the delisting of our securities pending a decision by the Nasdaq's Listing Qualifications Panel ("Panel"). Since we comply with all of the SmallCap's listing requirements with the exception of the minimum bid price requirement, and since our Board of Directors has the authority to effect a reverse stock split which may enable us to meet the minimum bid price requirement as more fully discussed below, we do not expect to be delisted from the SmallCap. However, we cannot provide assurances that the decision of the Panel will result in the continued listing of our common stock on the SmallCap. If our stock is delisted from the SmallCap, it may trade on the OTC Bulletin Board or another market or quotation system.

         On September 10, 2003, our shareholders approved the granting of discretionary authority to our Board of Directors for a period of twelve months to effect a reverse stock split not to exceed a ratio of 1-for-25, or to determine not to proceed with a reverse stock split. Our Board of Directors believes that a reverse stock split may facilitate the continued listing of our common stock on the SmallCap and may enhance the desirability and marketability of our common stock to the financial community and the investing public. However, we cannot assure you that if our Board of Directors effects a reverse stock split that it will facilitate the continued listing of our common stock on the SmallCap. See the risk factor, "We may not be able to maintain compliance with the covenants under the Debentures and related agreements, including the requirement that our common stock be eligible for quotation on or quoted for trading on a principal market, as defined."

         WE ARE REQUIRED TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN CONNECTION WITH SEVERANCE AGREEMENTS WITH OUR FORMER EXECUTIVE OFFICERS AND DIRECTORS AND, AS A RESULT, YOUR INVESTMENT IN OUR COMMON STOCK WILL BE FURTHER DILUTED.

         On March 21, 2003, we entered into severance agreements with Richard J. Sullivan, our then Chairman of the Board of Directors and Chief Executive Officer, and Jerry C. Artigliere, our then Senior Vice President and Chief Operating Officer. The severance agreements provide for the payment of 56.0 million and 4.8 million shares of our common stock to Richard Sullivan and Jerome Artigliere, respectively. In addition, stock options held by Richard Sullivan and Jerome Artigliere, which were exercisable for approximately 10.9 and 2.3 million shares of our common stock, respectively, were re-priced. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share, all of which have been exercised. As a result of the termination of Richard Sullivan's employment with us, a "triggering event" provision in the severance agreement we entered into with Garrett Sullivan, our former Vice Chairman of the Board (who is not related to Richard Sullivan), at the time of Garrett Sullivan's ceasing to serve in such capacity in December 2001, has been triggered. We recently negotiated a settlement of our obligations under Garrett Sullivan's severance agreement that required us to issue to him 7.5 million shares of our common stock. We issued the shares to Garrett Sullivan on August 19, 2003. In September 2003, Garrett Sullivan surrendered the shares to us. We will reissue the shares to him upon the effectiveness of the registration statement registering the shares, which was filed with the SEC on October 6, 2003. The issuance of these shares to our former executive officers and directors, which have been approved by our shareholders, will result in an increase in the total number of our shares outstanding and, as a result, your investment in our common stock will be further diluted.

         WE CANNOT BE CERTAIN OF FUTURE FINANCIAL RESULTS.

         We incurred income from continuing operations of $28.8 million during the nine-months ended September 30, 2003, which included a loss from continuing operations of $41.2 million, offset by a gain on the forgiveness of debt of $70.0 million. We incurred losses from continuing operations of $113.9 million, $198.1 million and $29.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Our business plan depends on our attaining and maintaining profitability; however, we cannot predict whether we will be profitable in the future. Our profitability depends on many factors, including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market new products and technologies. As of September 30, 2003, we reported no revenues from the sale of our Bio Thermo, Thermo Life and PLD products and we have had minimal sales of our Digital Angel and VeriChip products. We can give no assurance that we will be able to achieve profitable operations. In addition, if we fail to experience profits within the time frame expected by investors, this could have a detrimental effect on the market price of our common stock and there would be substantial doubt that we would be able to continue operations in the normal course of business.

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

         WE MAY NOT BE ABLE TO MAINTAIN COMPLIANCE WITH THE COVENANTS UNDER THE DEBENTURES AND RELATED AGREEMENTS, INCLUDING THE REQUIREMENT THAT OUR COMMON STOCK BE ELIGIBLE FOR QUOTATION ON OR QUOTED FOR TRADING ON A PRINCIPAL MARKET, AS DEFINED.

         Under the terms of the Debentures and related agreements, failure to make timely interest or principal redemption payments, commencement of bankruptcy against us, failure of our common stock to be eligible for quotation on or quoted for trading on a principal market, and a change in control of us as defined, among others, constitute events of default. A principal market is defined as the SmallCap, the Nasdaq National Market, the New York Stock Exchange, and the American Stock Exchange. We cannot assure you that we will be able to maintain compliance with these covenants. See the risk factor, "We cannot provide assurances that we will be able to maintain our listing on the SmallCap." Failure to maintain compliance could have a material adverse impact on our financial position, results of operations and cash flow.

         WE MAY ISSUE ADDITIONAL SECURITIES, WHICH WOULD ALSO DILUTE THE VALUE OF YOUR INVESTMENTS IN OUR COMMON STOCK.

         As of November 12, 2003, there were 406,491,500 shares of our common stock outstanding.

Since January 1, 2001, we have issued a net aggregate of 305,004,799 shares of common stock, of which 97,261,634 shares were issued in connection with acquisitions of businesses and assets, 64,810,635 shares were issued upon conversion of our Series C preferred stock, 50,000,000 shares were issued in connection with an offering of our common stock on a best efforts basis through the efforts of a placement agent J.P. Carey Securities, Inc. under the terms of a placement agency agreement, an aggregate of 21,965,584 shares were issued in connection with our current offering up to 30,000,000 shares of our common stock on a best efforts basis through the efforts of our placement agent, J.P. Carey Securities, Inc. and 23,765,779 shares have been issued to date upon conversion of the Debentures. In addition, our shareholders have approved the issuance of 68.3 million shares of our common stock in connection with three severance agreements with our former officers and directors (7.5 million of which are reflected as outstanding at November 12, 2003), the remaining principal amount of the Debentures are convertible into shares of our common stock (or exchangeable into the shares of common stock of Digital Angel Corporation that we own) at the option of the Debenture holders, and on August 14, 2003, we entered into a Stock Purchase Agreement with Digital Angel Corporation whereby we have agreed to issue up to 19,800,000 shares of our common stock, subject to closing conditions.

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

         As of November 12, 2003, there were outstanding warrants and options to acquire up to 30,448,083 additional shares of our common stock. If exercised, these securities could dilute the value of the shares of common stock. In addition, we have the authority to issue up to a total of 560,000,000 shares of common stock and up to 5,000,000 shares of preferred stock without further shareholder approval, including shares that could be convertible into our common stock, subject to applicable SmallCap requirements for issuing additional shares of stock. Were we to issue any such shares, or enter into any other financing transactions, the terms may have the effect of significantly diluting or adversely affecting the holdings or the rights of the holders of the common stock.

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

         WE HAVE GRANTED A SECURITY INTEREST IN OUR ACCOUNTS RECEIVABLE AND THE ACCOUNTS RECEIVABLE OF OUR WHOLLY-OWNED SUBSIDIARY, COMPUTER EQUITY CORPORATION, AS COLLATERAL FOR THE DEBENTURES AND IF THE DEBENTURE HOLDERS WERE TO ENFORCE THEIR RIGHTS AGAINST THESE ASSETS, IT COULD HAVE AN
ADVERSE EFFECT ON OUR BUSINESS.

         As collateral for the Debentures and under the terms of a Security Agreement, we and our wholly-owned subsidiary Computer Equity Corporation have granted to the Debenture holders a security interest in all of our accounts receivable. If we are not successful in satisfying the payment obligations under the Debentures or we do not comply with the terms of the Debentures and the Debenture holders were to enforce their rights against our accounts receivable and the accounts receivable of Computer Equity Corporation, there could be no assurance that we would have liquidity and access to funds necessary to provide for our ongoing operations; at that time, there would be substantial doubt that we would be able to continue operations in the normal course of business.

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

         WE CANNOT ENSURE THE VALIDITY OR PROTECTION OF OUR INTELLECTUAL PROPERTY RIGHTS OR PATENT RIGHTS.

         Our ability to commercialize any of our products under development will depend, in part, on our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties. There can be no assurance that the patent applications licensed to or owned by us will result in issued patents, that patent protection will be secured for any particular technology, that any patents that have been or may be issued to us will be valid or enforceable or that any patents will provide meaningful protection to us. Furthermore, we do not own the VeriChip technology that is produced under patents #6,400,338 and #5,211,129. This technology is owned by Digital Angel Corporation and licensed to VeriChip under an exclusive product and technology license with a remaining term through March 2013. We cannot provide assurances that VeriChip Corporation will retain licensing rights to the use of these patents beyond the licensing period or that the license will not be terminated early.

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

         OUR BUSINESS IS SUBJECT TO GOVERNMENT REGULATION.

         Some of our current or future products may be subject to government regulation and, in some cases, pre-approval. By letter dated October 17, 2002, the FDA issued a determination that the VeriChip product is not a medical device under Section 513(g) of the Federal Food, Drug and Cosmetic Act with respect to the intended security, financial and personal identification/safety applications. However, the FDA further stated in its determination letter that with respect to the use of the VeriChip product in health information applications, VeriChip is a medical device subject to the FDA's jurisdiction. On November 8, 2002, we received a letter from the FDA, based upon correspondence from us to the FDA, warning us not to market VeriChip for medical applications. While we currently intend to market and distribute the VeriChip product for security, financial and personal identification/safety applications, in the future, we plan to expand our marketing and distribution efforts to health information applications of the product, subject to any and all necessary FDA and other approvals. We have recently submitted a 510-K application to the FDA to obtain permission to market VeriChip for certain healthcare information applications. There can be no assurances that the required FDA regulatory reviews will be conducted in a timely manner or that regulatory approvals will be obtained. Our future failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution, any of which could have a material adverse effect on us.

         The Digital Angel Corporation product line is subject to federal, state and local regulation in the United States and other countries, and we cannot predict the extent to which Digital Angel Corporation's business may be affected by future legislative and other regulatory developments concerning its products and markets. Digital Angel Corporation develops, assembles and markets a broad line of electronic and visual identification devices for the companion animal, livestock and wildlife markets. Digital Angel Corporation's readers must and do comply with the FCC Part 15 Regulations for Electromagnetic Emissions, and the insecticide products purchased and resold by Digital Angel Corporation have been approved by the U.S. Environmental Protection Agency (EPA) and are produced under EPA regulations. Sales of insecticide products are incidental to Digital Angel Corporation's primary business and do not represent a material part of its operations or revenues. Digital Angel Corporation's products also are subject to compliance with foreign government agency requirements. Digital Angel Corporation's contracts with its distributors generally require the distributor to obtain all necessary regulatory approvals from the governments of the countries into which they sell Digital Angel Corporation's products.

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

         THE PLD TECHNOLOGY HAS NOT YET BEEN DEVELOPED FOR COMMERCIAL
DEPLOYMENT.

         The PLD technology has been successfully tested in the laboratory. Our ability to develop and commercialize products based on this proprietary technology will depend on our ability to develop our products internally on a timely basis. No assurances can be given as to when or if the PLD technology will be successfully marketed.

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

         We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Our borrowings under the Debentures bear interest at a fixed rate. Digital Angel Corporation's borrowings under its loan agreements with Laurus bear interest at prime plus 1.75%, to prime plus 2.50%, subject to certain minimums. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term investments.

         Due to the nature of our borrowings and our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

ITEM 4. CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 15d - 15(e)) as of the end of the quarterly period ended September 30, 2003. Based on that evaluation, they have concluded that the Company's current disclosure controls and procedures are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         (b) Changes in Internal Controls

         There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to November 13, 2003, the date of evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We, and certain of our subsidiaries, are parties to various legal actions as either plaintiff or defendant and accordingly, have recorded certain reserves in our financial statements as of September 30, 2003. In our opinion, these proceedings are not likely to have a material adverse affect on our financial position, our cash flows or our overall trends in results. The estimate of the potential impact on our financial position, our overall results of operations or our cash flows for these proceedings could change in the future.

         During the quarter ended March 31, 2002, 510 Ryerson Road Inc. filed a lawsuit against us and one of our subsidiaries in connection with a lease for a facility that we vacated prior to the expiration of the lease and which is no longer in use. The trial date has been set for November 2003.

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

         On May 29, 2001, Janet Silva, individually and as Guardian ad Litem for Jonathan Silva, a minor, and the Estate of Clarence William Silva, Jr. (collectively, "Plaintiffs") filed suit against Customized Services Administrators, Incorporated ("CSA"), Pricesmart, Inc. ("Pricesmart"), Commercial Union Insurance Company ("Commercial Union"), CGU Insurance Group, and Digital Angel Corporation (collectively the "Defendants") in the Superior Court of the State of California in and for the County of Santa Clara. The allegations of the complaint arose from a vacation guarantee insurance policy (the "Insurance Contract") allegedly purchased by Plaintiffs from the Defendants on March 6, 2000. The complaint alleged, among other things, that Defendants breached the terms of the insurance policy, defrauded Plaintiffs, acted in bad faith, and engaged in deceptive and unlawful business practices, resulting in the wrongful death of Clarence William Silva, Jr. and the intentional infliction of emotional distress on Plaintiffs. Effective September 9, 2003, this lawsuit was settled and the Plaintiffs executed a Full Release and Covenant Not to Sue in which the Plaintiffs agreed to forgo any action against Digital Angel Corporation in consideration for a payment within Digital Angel Corporation's insurance limits.

ITEM 2. CHANGES IN SECURITIES

         Recent Sales of Unregistered Securities

         The following table lists all unregistered securities sold by us between July 1, 2003, and September 30, 2003. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or Rule 506 of Regulation D promulgated thereunder.

                                            AGGREGATE                                                NUMBER OF
                                            AMOUNT OF        NUMBER OF              ISSUED            COMMON
NAME/ENTITY/NATURE        DATE OF SALE    CONSIDERATION       PERSONS     NOTE       FOR              SHARES
================================================================================================================
                                                                                   Severance
Garrett Sullivan          August 2003       $3,525,000           1         (1)     Agreement        7,500,000
                                                                                                 ---------------
Total                                                                                               7,500,000
                                                                                                 ===============

(1) Represents shares issued to Mr. Garrett Sullivan in connection with a severance agreement, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the purchaser was acquiring the shares for investment and not for resale, and that the purchaser acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted. In September 2003, Garrett Sullivan surrendered the shares to us. We will reissue the shares to him upon the effectiveness of a registration statement registering the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of our shareholders was held on September 10, 2003 to:

         (1) Approve the potential issuance of up to approximately 26,200,000 shares of our common stock upon the conversion or redemption of our $10,500,000 aggregate principal amount of 8.5% Convertible Exchangeable Debentures and 5,352,773 shares of our common stock upon the exercise of related stock purchase warrants. The proposal received 37,401,447 votes for, 22,642,283 votes against, and 2,834,249 abstentions;

         (2) Approval of the issuance of up to 30,000,000 shares of our common stock after effectiveness of our registration statement on Form S-1 (File No. 333-106300), which was filed with the Securities and Exchange Commission on June 20, 2003. The proposal received 36,033,932 votes for, 23,986,478 votes against, and 2,857,568 abstentions; and

         (3) Approval of an amendment to our Third Restated Articles of Incorporation, as amended, effecting a reverse stock split of our common stock and granting of discretionary authority to the Board of Directors for a period of twelve months after the date our shareholders approve this proposal to determine the reverse stock split ratio, not to exceed a ratio of 1-for-25, and the effective date of the reverse stock split or to determine not to proceed with the reverse stock split. The proposal received 293,145,335 votes for, 28,791,946 votes against and 2,624,660 abstentions.

         Broker non-votes were not counted with respect to matters submitted for a vote at the meeting.

         All of the proposals were approved.

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

         (b) REPORTS ON FORM 8-K

                          (i) Form 8-K dated July 9, 2003, under Item 5. "Other Events" announcing the fulfillment of all obligations to IBM Credit LLC, the Securities Purchase Agreement and the issuance of our $10.5 Million Aggregate Principal Amount of
                          8.5% Convertible Exchangeable Debentures and
                          Warrants.

                          (ii) Form 8-K dated August 15, 2003, under Item 5. "Other Events" containing our earning release dated August 14, 2003.

                          (iii) Form 8-K dated August 22, 2003, under Item 5. "Other Events" announcing the terms of a Stock Sale Plan dated August 11, 2003, between Daniel E. Penni, a member of our Board of Directors, and his broker.

                          (iv) Form 8-K dated September 22, 2003, under
                          Item 5. "Other Events" announcing
                          that we had entered into three separate securities purchase agreements to sell an aggregate of up to 22,857,143 shares of our common stock.

                          (v) Form 8-K dated November 3, 2003, under Item 5. "Other Events" containing our press release dated October 31, 2003, announcing that we had received notification from the Nasdaq that our common stock did not meet the $1.00 minimum bid closing price requirement of Nasdaq Marketplace Rule 4310 (c)(4).

                          (vi) Form 8-K dated November 14, 2003, under Item
                          5. "Other Events" announcing the terms of an agreement to satisfy our aggregate principal amount of $10.5 million 8.5% Convertible Exchangeable Debentures, which were originally issued on June 30, 2003.

                          (vii) Form 8-K dated November 14, 2003, under Item
                          9. "Regulation FD" containing our earnings release dated November 14, 2003.

                                  SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             APPLIED DIGITAL SOLUTIONS, INC.
                                             (Registrant)

Dated: November 14, 2003                     By:   /S/ EVAN C. MCKEOWN
                                                ---------------------------
                                                      Evan C. McKeown
                                                   Senior Vice President,
                                                  Chief Financial Officer

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

    4.3 Amendment of Second Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on July 18, 2001 (incorporated herein by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on August 17, 2001)

    4.4 Third Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on December 20, 2002 (incorporated by reference to Exhibit 4.4 to the registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on February 6,
         2003)

    4.5 Fourth Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on August 26, 2003 (incorporated by reference to Exhibit 4.5 to the registrant's Registration Statement on Form S-1 (File No. 333-108338) filed with the Commission on August 28, 2003)

    4.6 Certificate of Designation of Preferences of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

    4.7 Amended and Restated Bylaws of the Registrant dated March 31, 1998 (incorporated by reference to Exhibit 3.4 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 filed with the Commission on August 14, 2002)

    4.8 Amended and Restated Bylaws of the Registrant dated March 31, 1998 (incorporated by reference to Exhibit 4.7 to the registrant's Post-Effective Amendment No. 1 to Registration Statement on
         Form S-1 (File No. 333-102165) filed with the Commission on
         April 11, 2003)

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

  10.39 Stock Purchase Agreement between Applied Digital Solutions, Inc. and Digital Angel Corporation dated August 14, 2003 (incorporated herein by reference to Exhibit 10.39 to the registrant's
         Registration Statement on Form S-1 (File No. 333-109512) filed with the Commission on October 6, 2003)

  10.40 Securities Purchase Agreement between Applied Digital Solutions, Inc. and First Investors Holding Co., Inc. dated September 19, 2003, (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on September 22,
         2003)

  10.41  Securities Purchase Agreement between Applied Digital Solutions,
         Inc. and Magellan International LTD dated September 19, 2003, (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Commission on September
         22, 2003)

  10.42  Securities Purchase Agreement between Applied Digital Solutions,
         Inc. and Cranshire Capital, LP dated September 19, 2003,
         (incorporated herein by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed with the Commission on September
         22, 2003)

  10.43 Form of letter agreement between Applied Digital Solution, Inc. and each of the Purchasers (incorporated herein by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K filed with the Commission on November 14, 2003)

   31.1 Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)*

   31.2 Certification by Evan C. McKeown, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)*

   99.1 Certification by Scott R. Silverman, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

   99.2 Certification by Evan C. McKeown, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

  * Filed herewith