Form 10-K/A
period 2002-12-31
APPLIED DIGITAL SOLUTIONS INC
filed 2003-12-11
CIK 924642

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 2003,
   -----------------------------------------------------------------------
    AND AS AMENDED ON APRIL 4, 2003, JUNE 3, 2003 AND DECEMBER 11, 2003
    -------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                           ----------------------

                                 FORM 10-K/A
                               AMENDMENT NO. 3

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

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

Documents Incorporated by Reference: None.

                              TABLE OF CONTENTS

ITEM   DESCRIPTION                                                        PAGE

       PART I

1.     Business                                                             3
2.     Properties                                                          30
3.     Legal Proceedings                                                   31
4.     Submission of Matters to a Vote of Security Holders                 33

       PART II

5.     Market for Registrant's Common Equity and Related Stockholder
         Matters                                                           33
6.     Selected Financial Data                                             35

7.     Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         38
7A.    Quantitative and Qualitative Disclosures About Market Risk          70
8.     Financial Statements and Supplementary Data                         70

9.     Changes in and Disagreements With Accountants on
       Accounting and Financial Disclosures                                71

       PART III

10.    Directors and Executive Officers of the Registrant                  74
11.    Executive Compensation                                              78

12.    Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                   85
13.    Certain Relationships and Related Transactions                      87
14.    Controls and Procedures                                             89

       PART IV

15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K    90
       Signatures                                                          91
       Certifications

PART I
     ITEM 1.  BUSINESS

         See "Risk Factors" beginning on page 20.

         GENERAL

         We are a Missouri corporation and were incorporated on May 11, 1993. Our business has evolved during the past few years. We grew significantly through acquisitions and since 1996 have completed 51 acquisitions. During the last half of 2001 and during 2002, we sold or closed many of the businesses we had acquired that we believed did not enhance our strategy of becoming an advanced digital technology development company. These companies were primarily telephone system providers, software developers, software consultants, networking integrators, computer hardware suppliers or were engaged in other businesses or had customer basis that we believed did not promote or complement our current business strategy. As of December 31, 2002, our business operations consisted of the operations of six wholly owned-subsidiaries, which we collectively refer to as the Advanced Technology segment, and two majority-owned subsidiaries, Digital Angel Corporation (AMEX:DOC), and InfoTech USA, Inc. (OTC:IFTH) (formerly SysComm International Corporation). As of December 31, 2002, we owned approximately 73.91% of Digital Angel Corporation and 52.5% of InfoTech USA, Inc.

         Historically we have suffered losses and have not generated positive cash flows from operations. This raises doubt about our ability to continue as a going concern. The audit reports of Eisner LLP for the year ended December 31, 2002, and of Pricewaterhouse Coopers LLP, for each of the two-years ended December 31, 2001 and 2000, contain an explanatory paragraph expressing doubt about our ability to continue as a going concern, as a result of payment and covenant defaults under our credit agreement with IBM Credit LLC ("IBM Credit"), which are more fully discussed in Note 2 to the Consolidated Financial Statements, as well as our historical losses and the negative cash flows from our operations. We incurred consolidated net losses from continuing operations of $113.9 million, $198.1 million and $29.2 million, respectively for the years ended December 31, 2002, 2001 and 2000, respectively, and as of December 31, 2002, we had an accumulative deficit of $417.1 million. Our consolidated operating activities used cash of $3.9 million, $18.0 million and $43.4 million during 2002, 2001 and 2000, respectively.

         Digital Angel Corporation has suffered losses and has not generated positive cash flows from operations. In addition, the audit reports of Eisner LLP for the year ended December 31, 2002, and of Pricewaterhouse Coopers LLP, for each of the two-years ended December 31, 2001 and 2000, contain an explanatory paragraph expressing doubt about Digital Angel Corporation's ability to continue as a going concern. Digital Angel Corporation incurred losses during 2002, 2001 and 2000, which are presented below. In addition, its operating activities used cash of $2.7 million, $3.2 million and $1.4 million during 2002, 2001 and 2000, respectively.

         Because of our situation with IBM Credit, we are unable to predict when and if we will be profitable. Our attaining profitability and adequate liquidity depends on many factors, including our complying with the provisions of a forbearance agreement term sheet with IBM Credit as more fully discussed in Note 2 to the Consolidated Financial Statements, the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies. We will need additional financing to comply with the provisions of the forbearance agreement term sheet and to fund operations. Without such additional financing, we will not have sufficient funds to continue operations beyond the end of the current fiscal year.

         BUSINESS SEGMENTS

         As a result of (a) the merger of pre-merger Digital Angel and MAS on March 27, 2002, (b) the significant restructuring of our business during the past year and (c) our emergence as an advanced technology development company, we have re-evaluated and realigned our reporting segments. Since January 1, 2002, we operate in three business segments: Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc., formerly SysComm International. Business units that were part of our continuing operations and that were closed or sold during 2002 and 2001 are reported as All Other. The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of our subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporation/Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions.

         The percentage of our revenues derived from each of our segments during 2002, 2001 and 2000 was as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                2002          2001         2000
                                                ----          ----         ----
REVENUE BY SEGMENT:
Advanced Technology                              42.1%         28.5%       24.0%
Digital Angel Corporation                        33.7          22.9        16.5
InfoTech USA, Inc.                               22.8          21.9        20.2
All Other                                         1.4          26.4        39.1
"Corporate/Eliminations"                           --           0.3         0.2
                                            --------------------------------------
Total                                           100.0%        100.0%      100.0%
                                            ======================================

         (Loss) income from continuing operations before taxes, minority interest, net loss on subsidiary merger transaction and equity in loss of affiliate from each of our segments during 2002, 2001 and 2000 was as follows (we evaluate performance based on stand-alone segment operating income as presented below):

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                                2002         2001         2000
                                                                ----         ----         ----
                                                                        (in thousands)
                                                                        --------------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAXES,
  MINORITY INTEREST, NET LOSS ON SUBSIDIARY MERGER
  TRANSACTION AND EQUITY IN LOSS OF AFFILIATE BY SEGMENT:

Advanced Technology                                          $    (786)   $ (41,493)   $ (1,544)
Digital Angel Corporation(1)(2)                                (76,439)     (16,262)     (3,816)
InfoTech USA, Inc.                                                (422)      (1,322)        923
All Other                                                         (320)     (71,636)     (5,714)
"Corporate/Eliminations"(2)                                    (49,310)     (46,893)    (23,834)
                                                           --------------------------------------
Total                                                        $(127,277)   $(177,606)   $(33,985)
                                                           ======================================

(1) For Digital Angel Corporation, the loss for 2002 includes goodwill impairment of $62.2 million and impairment of certain software of $6.4 million.

(2) For Digital Angel Corporation, amount for 2002 excludes $1.8 million of interest expense associated with our obligation to IBM Credit and $18.7 million of non-cash compensation expense associated with pre-merger Digital Angel options which were converted into options to acquire MAS stock, both of which have been reflected as additional expense in the separate financial statement of Digital Angel Corporation included in its Form 10-K dated December 31, 2002. The $18.7 million of non -cash compensation expense is reflected in "Corporate/Eliminations" for 2002.

         Advanced Technology

         The business units comprising our Advanced Technology segment represent those business units that we believe will provide the necessary synergies, support and infrastructure to allow us to develop, promote and fully-integrate our technology products and services. This segment specializes in voice, data and video telecommunications networks, software, and other networking products and service. In addition, its VeriChip(TM) product has multiple applications in security, personal identification, safety, healthcare information (subject to FDA approval) and more. Its customer base includes governmental agencies, commercial operations, and consumers. As of December 31, 2002, 2001 and 2000, revenues from this segment accounted for 42.1%, 28.5% and 24.0%, respectively, of our total revenues. The principal products and services in this segment are as follows:

                  o Voice, data and video telecommunications networks;
                  o Call center and customer relationship management software;
                  o Networking products and services;
                  o Internet access;
                  o Website design;
                  o Miniaturized implantable verification chip (VeriChip(TM));
                    and
                  o Miniaturized power generator (Thermo Life(TM)).

         Customers
         ---------

         Our Advanced Technology segment delivers products and services across a multitude of industries, including government, insurance, utilities, communications and high tech. Some of this segment's largest customers include several agencies of the United States federal government and Public Service Electric & Gas on New Jersey. Other than customary payment terms, we do not offer any financing to our customers.

         Approximately $31.3 million, or 74.7% and $27.4 million, or 61.5%, of our Advanced Technology segment's revenues for 2002 and 2001, respectively, were generated by our wholly-owned subsidiary, Computer Equity Corporation. We acquired Computer Equity Corporation effective June 1, 2000. No other products or services provided more than 10.0% of the revenues for this segment during 2002. Networking products and services provided approximately 11.0%, and customer relationship management software provided approximately 11.3% of the revenues for this segment during 2001. No other products or services provided more than 10% of revenues during 2001.

         Computer Equity Corporation is a telecommunications network integrator and a supplier to the federal government of telephone systems, data networks, video, cable and wire infrastructure and wireless telecommunications products and services.

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

         In January 2003, the WACS contract was replaced with the CONNECTIONS contract. Computer Equity Corporation's wholly owned subsidiary, Government Telecommunications Inc. ("GTI"), was one of seventeen companies awarded the federal government's CONNECTIONS contract. The CONNECTIONS contract has a three-year base term and five successive one-year renewal options. The renewal options are at the discretion of the government. There government may terminate the CONNECTIONS contract with or without cause. The CONNECTIONS contract is similar to the WACS contract in that it will allow Computer Equity Corporation to provide government agencies with equipment and services for campus and building communications networks and related infrastructure without the need to follow the full procurement process for a new contract.

         VeriChip Corporation's contracts are generally five-year exclusive distribution agreements. Upon signing an agreement with VeriChip Corporation, a distributor is appointed as VeriChip Corporation's exclusive distributor of products in a given territory. This provides the distributor with exclusive rights to market, promote, sell and provide services for VeriChip. A distributor must achieve certain sales quotas in order to maintain its exclusive distribution rights. A distributor, with or without cause, may terminate a contract without penalty upon thirty-days written notice to VeriChip Corporation.

         As of December 31, 2002, we have not reported any revenues from the sale of our VeriChip and Thermo Life products.

         Future Focus
         ------------

         Going forward the Advanced Technology Group intends to focus on (a) increasing its government contract business and leveraging its government contacts to enhance sales of it advanced technology products, (b) developing new lines of business in technologies related to its Computer Equity Corporation business including access control and video surveillance systems and security networks, (c) developing the markets for its VeriChip, Thermo Life and PLD products throughout the world, and (d) developing or finding one or two new advanced technology products each year. Its strategy for retaining existing customers is to continue to provide expertise in (a) project management, (b) negotiation of deliverables and (c) development of proposals. It also plans to develop and upgrade its proprietary software in order to meets its customers' needs. It plans to continue to focus on excellence in customer service and to leverage its current business relationships in order to retain its existing customers and to generate new business.

         Competitors
         -----------

         Our Advanced Technology segment's competitors include Booz Allen, EDS, Mantech, Verizon, SBC, General Dynamics, Inc., Engineering and Professional Services, Inc., CC-ops of California, American Systems Corporation, Nortel, Genesys, Avaya, Aestea, Metrix, People Soft, Cap Gemini, Datalan Corp. and Plural, Inc. Computer Equity Corporation has less than one percent of the federal telecommunications market share.

         VeriChip Corporation enjoys a first-to-market advantage over its competitors, as well as licensing rights to patented technology. VeriChip Corporation was the first to define the various applications of the implantable RFID technology in humans. VeriChip Corporation's competitors include Texas Instruments, HID and GAITS. Texas Instruments, HID and GAITS have greater capital resources, reputation and market presence than VeriChip Corporation, however, we believe that the intellectual property rights to implantable human microchips that we license from Digital Angel Corporation may give us an advantage over our competitors.

         We believe our business to be highly competitive, and we expect that the competitive pressures we face will not diminish. Many of our competitors have greater financial, technological, marketing and other resources than we do.

         Patents
         -------

         We do not hold patents to any of the products in our Advanced Technology segment. A German research company, Dunnschictht-Thermogenerator-Systemen GmbH ("DTS"), developed our Thermo Life product. We have signed a letter of intent to acquire certain assets of DTS, subject to due diligence. Our goal is to secure the proprietary rights to the Thermo Life technology. Furthermore, Digital Angel

Corporation currently owns our VeriChip technology. U.S. Patent No. 5,211,129 is jointly owned by Digital Angel Corporation and Hughes Aircraft and was issued on May 18, 1993. U.S. Patent No. 6,400,338 was issued on June 4, 2002, to Destron Fearing Corporation and is now owned by Digital Angel Corporation. Provided all maintenance fees are paid, Patent No. 5,211,129 will expire on May 17, 2010, and Patent No. 6,400,338 will expire on January 11, 2020. VeriChip Corporation has acquired the rights to use this technology under an exclusive product and technology license from Digital Angel Corporation that will last through March 2013. Thermo Life and VeriChip are both trademarks and we have applied to the United States Patent & Trademark Office ("USPTO") for their registration. In addition, certain of the software products that we sell are proprietary software, which we have developed in-house and for which we have copyright protection. We believe that our intellectual property assets including patents, trademarks, copyrights and trade secrets provide something of a competitive advantage to us. The intellectual property rights support our commercial products and recognize our innovation. In large part, the success of the Advanced Technology segment is dependent on our proprietary information and technology. There is no guarantee that the steps taken by us will be adequate to deter misappropriation of our proprietary rights or that third parties will not develop substantially similar products or technologies. However, we intend to seek patent protection when appropriate to maintain a competitive edge, and otherwise rely on (a) regulatory-related exclusivity to protect certain of our products and technologies and (b) product superiority in order to maintain market share.

         Digital Angel Corporation

         Our Digital Angel Corporation segment consists of the business operations of Digital Angel Corporation (AMEX:DOC) and is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects. Before March 27, 2002, the business of Digital Angel Corporation was operated in four divisions: Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other. With the acquisition of MAS on March 27, 2002, Digital Angel Corporation re-organized into four new divisions: Animal Applications (formerly Animal Tracking), Wireless and Monitoring (a combination of the former Digital Angel Technology and the Digital Angel Delivery System segments), GPS and Radio Communications (formerly Radio Communications and Other), and Medical Systems (formerly Physician Call Center and Other). Medical Systems represents the business activity of the newly acquired MAS.

         As of December 31, 2002, 2001 and 2000, revenues from this segment accounted for 33.7%, 22.9% and 16.5%, respectively, of our total revenues. The principal products and services in this segment by division are as follows:

         Animal Applications division--develops, manufactures, and markets a broad line of electronic and visual identification devices for the companion animal, livestock, laboratory animal, fish and wildlife markets worldwide. The tracking of cattle and hogs are crucial both for asset management and for disease control and food safety. The principal technologies employed by Animal Applications are electronic ear tags and implantable microchips that use radio frequency transmission. This segment includes our Bio-Thermo(TM) product;

         Wireless and Monitoring division--develops and markets advanced technology to gather location and local sensory data and to communicate that data to an operations center. This segment is continuously developing its technology, which it refers to as its "Digital Angel(TM) technology." The Digital Angel(TM) technology is the integration and miniaturization into marketable products of three technologies: wireless communications (such as cellular), sensors (including bio-sensors) and position location technology (including global positioning systems (GPS) and other systems);

         GPS and Radio Communications division--consists of the design, manufacture and support of secure GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. In addition, it designs, manufactures and distributes intrinsically safe sounders (horn alarms) for industrial use and other electronic components; and

         Medical Systems division--is the MAS business that was acquired on March 27, 2002. A staff of logistics specialists and physicians provide medical assistance services and interactive medical information services to people traveling anywhere in the world. It also sells a variety of kits containing pharmaceutical and medical supplies.

         Customers
         ---------

         Sales of the Animal Applications division's products represented 60.6% and 61.8% of the total revenue from this segment during 2002 and 2001, respectively. Sales of the GPS and Radio Communications division's products represented 29.8% and 31.2% of this segments revenue during 2002 and 2001, respectively. During 2002, the top five customers, Schering-Plough, US Army Corps of Engineers, Biomark, Pacific States Marine and San Bernardino County accounted for 31.8% of Digital Angel Corporation's revenues; however, no single customer accounted for more than 10% of revenues. During 2001, the top five customers, Schering Plough, Merial, Pacific States Marine, San Bernardino County and the US Army Corps of Engineers accounted for 30.6% of this segment's revenues, one of which accounted for 10.4% of the segment's revenues.

         Digital Angel Corporation has multi-year supply and distribution agreements with its customers, which have varying expiration dates. The remaining terms on the agreements are between one and three years. The supply and distribution agreements describe products, delivery and payment terms and distribution territories. The agreements generally do not have minimum purchase requirements and can be terminated without penalty.

         As of December 31, 2002, we have reported minimal sales of our Digital Angel(TM) product and no revenues from the sale of our Bio-Thermo product.

         Future Focus
         ------------

         Digital Angel Corporation intends to focus on (a) its animal identification products in the growing livestock, fish and wildlife industries, and (b) developing THE market for its Digital Angel(TM) product. Its strategy for retaining existing customers is to continue to develop new products based on its customers needs. Digital Angel Corporation will continue to provide product offerings to identified market needs including, but not limited to, Country of Origin Labeling (COOL) and food traceability safety. It plans to rely on its historical arrangements with customers and past performance, as well as its continuous commitment to provide the services and products its customers require to retain existing customers and to generate additional customers.

         Competitors
         -----------

         The animal identification market is highly competitive. The principal competitors in the visual identification market are All Flex USA, Inc. and Y-Tex Corporation and the principal competitors in the electronic identification market are AllFlex, USA, Inc., Datamars SA and Avid Plc. Digital Angel Corporation believes that its intellectual property rights and its reputation for high quality products are its competitive advantages in this market.

         The principal competitor for the Digital Angel product is Whereify Wireless, Inc. We are not aware of any other competitors currently marketing products that compete with the Digital Angel product. However, we are aware of several potential competitors that have expressed an interest in developing and marketing similar technologies. There is presently no substantial revenue from our product sales or that of any participant in this market. Once the second generation Digital Angel product is available for sale, Digital Angel Corporation hopes its product advantages will include (a) the device's ability to report the condition of the person being monitored (subject to any and all required regulatory approvals) (b) its capability to work on all three global satellite messaging frequencies being used throughout the world today and (c) its ability to use interactive voice response to monitor the wearer's condition and location.

         The principal competitors for the GPS and Radio Communications division are Tadiran Spectralink Ltd., Smith Group of Companies, Becker Avionic Systems, A.C.R. Electronics Inc. and Securicor Information Systems Ltd. This division's competitive advantages are (a) that it was one of the first companies to market GPS in search and rescue beacons, and (b) it search and rescue beacons are currently being used in over forty countries, and (c) the barriers to entry in this market place are high due to the technical demands of the customers.

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

         Patents
         -------

         The Digital Angel product is covered under U.S. Patent No. 5,629,678, which was acquired by pre-merger Digital Angel in 1999. Additionally, Digital Angel Corporation has filed for International Patent protection, and Patent Application EP1330802 is currently pending in the European Patent Office for all European Union member countries. U.S. Patent No. 6,400,338 and U.S. Patent No. 5,211,129 cover Digital Angel Corporation's implantable microchip technology, including Bio-Thermo. This technology also has patent protection in Canada, Brazil, China, Europe, Australia and various other countries. Furthermore, Digital Angel Corporation's visual identification tags are covered under U. S. Patent No. 4,741,117, as well as under patents issued in Canada, Brazil, Europe, Australia and various other countries. Patents for the implantable microchip and ear tag were filed on various dates over the past fourteen years. The patents have a term of twenty years from the filing date or seventeen years from the issue date. Digital Angel is a registered trademark and an application for trademark registration on Bio-Thermo is pending. We believe that these patents and trademarks in the aggregate constitute a valuable asset to Digital Angel Corporation, and that they offer something of a competitive advantage and/or barriers to entry in the Animal Applications and Wireless and Monitoring divisions. The intellectual property rights support Digital Angel Corporation's commercial products and recognize its innovation. In large part, the success of the Digital Angel Corporation segment is dependent on its proprietary information and technology. There is no guarantee that the steps taken by Digital Angel

Corporation will be adequate to deter misappropriation of its proprietary rights or that third parties will not develop substantially similar products or technologies.

         InfoTech USA, Inc. (formerly SysComm International)

         Our InfoTech USA, Inc. segment consists of the business operations of our 52.5% owned subsidiary, InfoTech USA, Inc. (OTC:IFTH). This segment is a full service provider of Information Technology, or IT, services and products. It specializes in tailoring its approach to the individual customer's needs. During 2002, this segment continued its strategy of moving away from a product-driven systems integration business model to a customer-oriented IT strategy-based business model. It has further developed its deliverable IT products and services by adding new consulting and service offerings, and increasing the number of strategic alliances with outside technical service firms and manufacturers of high-end IT products.

         As of December 31, 2002, 2001 and 2000, revenues from this segment accounted for 22.8%, 21.9% and 20.2%, respectively, of our total revenues. The principal products and services in this segment were computer hardware and computer services. The majority of InfoTech USA, Inc.'s revenue during 2002 and 2001 was derived from sales of computer hardware, which provided approximately 88.3% and 89.2% of InfoTech USA, Inc.'s revenue in 2002 and 2001, respectively. InfoTech's USA, Inc.'s services consist of IT consulting, installation, project management, design and deployment, computer maintenance and other professional services. No single service accounted for more than 10% of InfoTech's revenue in either year.

         Customers
         ---------

         A significant percentage of InfoTech USA, Inc.'s revenue is derived from sales to customers in educational institutions, the legal and financial community, medical facilities, museums and New York City agencies. Its customer base also includes retailers, manufacturers and distributors. During 2002, five customers, Deutsche Bank, Hackensack University Medical Center, Liberty Mutual, Morgan Stanley and Polytechnic University accounted for 23%, 22%, 11%, 11% and 11% of InfoTech USA, Inc.'s revenues, respectively. During 2001, two customers, Liberty Mutual and Mass Mutual Life Insurance accounted for 40% and 31% of InfoTech USA, Inc.'s revenues, respectively.

         The majority of InfoTech USA, Inc.'s revenue is from purchase orders received from customers for products and/or services that are fulfilled within a few weeks time. Of InfoTech USA, Inc.'s total revenue for 2002, approximately $1.6 million, or 7%, were related to contracts sales. All of InfoTech USA, Inc.'s contracts are hardware maintenance contracts that generally last for a period of one year and are cancelable by either party without penalty upon 90 days' written notice.

         InfoTech USA, Inc. competes in one of the world's largest IT markets, the New York City metropolitan area. Its total market share is less than 1% and it focuses primarily on small to medium sized businesses in a few vertical markets. We believe that its small size and its focus on few vertical markets gives InfoTech, USA, Inc. a competitive advantage in four ways: 1) because it is a relatively small company, it is more easily able to adapt to individual customer needs and is able to tailor its product and service delivery in a way that serves them best; 2) being relatively small also enables InfoTech USA, Inc. to more easily foster close long-term relationships with its customers across all levels and across all departments; and 3) focusing on a few vertical markets gives InfoTech USA, Inc. an advantage over its competition because it has worked in certain industries, such as education, banking and finance and insurance, for years and it believes that it understand the needs of those particular industries better than its competition. InfoTech USA, Inc. has developed an excellent reputation in its vertical markets and this provides it with referral business and strong, relevant reference accounts when pursuing new clients in those industries.

         Future Focus
         ------------

         InfoTech USA, Inc. primarily targets small to medium-sized businesses. It also plans to continue to focus on building relationships with its larger customers and on searching for new opportunities in the Fortune 1000 market space. InfoTech USA, Inc. believes the area of the greatest potential growth will continue to be the small to medium-sized customers seeking expertise they do not have within their organization. InfoTech USA, Inc. continues to identify those companies that will fit well with its culture and targets the vertical markets where it has previously been successful, including educational institutions, legal and financial services, medical facilities, museums and New York City agencies. Geographically, InfoTech USA, Inc. plans to continue to focus on the New York City metropolitan area.

         Competitors
         -----------

         InfoTech USA, Inc. competes in a highly competitive market with IT products and service providers that vary greatly in their size and technical expertise. Its primary competitors are Manchester Technologies, Inc., AlphaNet Solution, Inc., En Pointe Technologies, Inc., Micros-to-Mainframes, Inc. and Pomeroy Computer Resources. Additionally, we expect InfoTech USA, Inc. to face further competition from new market entrants and possible alliances between competitors in the future.

         Certain of InfoTech USA, Inc.'s current and potential competitors have greater financial, technical, marketing and other resources than InfoTech USA, Inc. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their services than InfoTech USA, Inc. InfoTech USA, Inc.'s ability to compete successfully depends on a number of factors such as breadth of product and service offerings, sales and marketing efforts, pricing, quality and reliability of services, technical personnel and other support capabilities. InfoTech USA, Inc. believes that it currently competes favorably due to its focus and expertise in network integration and technical services.

         Patents
         -------

         We do not hold patents or licenses to any of the products in our InfoTech, USA Inc. segment, nor are Intellectual Property rights an important part of the operations of this segment.

         Research Group

          Dr. Peter Zhou, Vice President and Chief Scientist, heads our Research Group, which is located in Riverside California. Dr. Zhou, age 63, joined us in January 2000. From 1988 to 1999, Dr. Zhou served as Vice President, Technology for Sentry Technology Corp., and from 1985 to 1988, he served as Research Investigator for the University of Pennsylvania's Department of Science & Engineering. Prior to that, he was a research scientist for Max-Planck Institute, Metallforschung in Stuttgart, Germany and a post-doctoral research fellow at the University of Pennsylvania. Dr. Zhou has a PhD in materials science/solid state physics from the University of Pennsylvania and a Master of Sciences degree in physics from the Beijing University of Sciences and Technology.

          In addition to Dr. Zhou, the Research Group includes five researchers each holding advanced degrees, one support engineer with a bachelors degree, an officer manager and an intern student. Dr. Zhou has thirty-eight years of scientific experience, and collectively, the Research Group has over eighty-one years of research experience.

         Research and development expense was $3.5 million, $8.6 million and $2.5 million for the years 2002, 2001 and 2000, respectively. Research and development expense relates primarily to the development of our Digital Angel, Thermo Life and VeriChip products, and in 2001, to software development. Included in research and development expense was software development cost of $0.9 million, $3.3 million and $0.3 million in 2002, 2001 and 2000, respectively.

         Prior Segments

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

         GROWTH STRATEGY

         We are an advanced technology company that focuses on a range of life enhancing, personal safeguard technologies, early warning systems, miniature power sources and security monitoring systems combined with comprehensive data management services required to support them. Our business strategy is to position ourselves as a leading advanced technology development company through the development and commercialization of proprietary technology such as our Digital Angel(TM), Thermo Life(TM), VeriChip(TM) and Bio-Thermo(TM) which are examples of what we refer to as our life enhancing technologies, as more fully discussed below.

         Our Research Group is charged with the responsibility of finding or developing one to two personal safeguard proprietary technologies on an annual basis and bringing it to prototype form within 18 to 24 months. At that point, each technology is paired with a complementary operating company that brings revenue and management. Since each technology hopes to be "first of its kind," there are no businesses that compete directly with the technology.

         The first of these technologies was Digital Angel; the first combination of GPS and "how you are" (sensor) information sent live over a wireless network to a 24/7 call center where information is monitored and, if necessary, acted upon. Digital Angel was paired with Destron Fearing Corporation, a leading animal tracking and applications company that complemented Digital Angel and brought revenue and management from its animal tracking business. The result - Digital Angel Corporation - now trades on the American Stock Exchange under the Symbol "DOC." Digital Angel Corporation symbolizes our business model. Digital Angel Corporation also plans to develop new advanced technologies and to date has developed Bio-Thermo.

         VeriChip, which we believe to be the world's first implantable microchip for humans, was the next technology developed by our Research Group. Its distribution rights are licensed from Digital Angel Corporation to VeriChip Corporation, our wholly-owned subsidiary. VeriChip has multiple applications in security, personal identification, safety, healthcare information (subject to FDA approval) and more. Our strategy is for VeriChip Corporation to follow a business model comparable to Digital Angel Corporation. VeriChip Corporation is planned as our next "spawned" technology company.

         With Thermo Life hoping to be launched in the not too distant future as the third product developed by our Research Group (Digital Angel and VeriChip being the first and second products), our business strategy will evolve over time and we hope to become a group of technology companies underpinned by advanced proprietary personal safeguard technologies, each complemented by an operating company that brings revenue and management. By maintaining a majority ownership position in each company, we will consolidate operating results and maximize our investment.

Advanced Technology Products
----------------------------

         Our four advanced technology products, which are in various stages of development, are as follows:

         DIGITAL ANGEL(TM) - The first product to come out of our research group is Digital Angel, a proprietary location and monitoring system that combines advanced biosensor technology and location technology (such as a global positioning satellite (GPS)) in a watch/pager device that communicates through proprietary software to a secure 24/7 operations center in California. This technology provides "where-you-are" and "how-you-are" information about loved ones (particularly elderly relatives and children), their location and their vital signs via the subscriber's computer, personal digital assistant (PDA) or wireless telephone.

         The first generation cellular digital package data ("CDPD") wireless protocol of Digital Angel was marketed from the end of 2001 to fourth quarter of 2002. Since then, a second-generation global system for mobile ("GSM") wireless protocol Digital Angel has been under development to include assisted GPS capabilities to enhance "line of sight" issues. We expect that the second-generation product will be in the beta testing stage during the first quarter of 2004.

         THERMO LIFE(TM) - Our wholly-owned subsidiary, Thermo Life Energy Corp., formerly Advanced Power Solutions, Inc., will develop, market and license our product, Thermo Life, a small thermoelectric generator powered by body heat. Thermo Life is intended to provide a miniaturized power source for a wide range of consumer electronic devices including attachable or implantable medical devices, smoke detectors and other heat-related sensors and wristwatches. On July 9, 2002, we announced that we had been able to increase the voltage of electrical power generated by Thermo Life in laboratory tests from 1.5 volts to 3.0 volts, thus doubling the capacity of the product.

         We expect to begin marketing Thermo Life during the second half of 2003. If and when, an order is received, the manufacturing of Thermo Life will be "original equipment manufacturing" ("OEM")

         VERICHIP(TM) - We have developed a miniaturized, implantable verification chip called VeriChip that can be used in a variety of security, financial, personal identification/safety and other applications. On February 7, 2002, we announced that we had created a new wholly-owned subsidiary, VeriChip Corporation, that will develop, market and license VeriChip. About the size of a grain of rice, each VeriChip product contains a unique verification number. Utilizing our proprietary external radio frequency identification (RFID) scanner, radio frequency energy passes through the skin energizing the dormant VeriChip, which then emits a radio frequency signal transmitting the verification number contained in the VeriChip. VeriChip technology is produced under patent registrations #6,400,338 and #5,211,129. This technology is owned by Digital Angel Corporation and licensed to VeriChip under an exclusive product and technology license with a remaining term of approximately ten years.

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

         We began marketing VeriChip for security, financial and personal identification/safety applications within the United States on October 24, 2002. Examples personal identification and safety applications are control of authorized access to government installations and private-sector buildings, nuclear power plants, national research laboratories, correctional facilities and sensitive transportation resources. VeriChip is able to function as a stand-alone, tamper-proof personal verification technology or it can operate in conjunction with other security technologies such as standard identification badges and advanced biometric devices (for example, retina scanners, thumbprint readers or face recognition devices). The use of VeriChip as a means for secure access can also be extended to include a range of consumer products such as personal computers, laptop computers, cars, cell phones and even access into homes and apartments.

         Financial applications include VeriChip being be used as a personal verification technology that could help prevent fraudulent access to banking, especially via automated teller machines, and credit card accounts. VeriChip's tamper-proof, personal verification technology can provide banking and credit card customers with the added protection of knowing their account could not be accessed unless they themselves initiated and were physically present during the transaction. VeriChip can also be used in identity theft protection.

         One of our major strategic initiatives is to obtain FDA approval to market our VeriChip product for healthcare information applications in the United States. If we are successful in obtaining FDA approval, we believe that the healthcare information applications would expand the market for VeriChip. Examples of the healthcare information applications for VeriChip include, among others:

                o    implanted medical device identification;
                o    emergency access to patient-supplied health information;
                o    portable medical records access;
                o    in-hospital patient identification;
                o    medical facility connectivity via patient; and
                o disease/treatment management of at-risk populations (such as vaccination history).

         BIO-THERMO(TM) - On February 1l, 2003, we announced that we received written clearances from the FDA and the United States Department of Agriculture to market our new product, Bio-Thermo, for use in pets, livestock and other animals. Bio-Thermo is our first fully integrated implantable bio-sensing microchip that can transmit a signal containing accurate temperature readings to our proprietary RFID scanners. With this new technology, accurate temperature readings can be obtained by simply passing the RFID handheld scanner over the animal or by having the animal walk through a portal scanner. We believe that Bio-Thermo and other biosensors developed in the future will provide vital internal diagnostics about the health of animals more efficiently and accurately than the invasive techniques used in the industry today. Digital Angel Corporation developed Bio-Thermo. Sales of Bio-Thermo are expected to begin in mid 2003.

         We believe that we have excellent relationships with our existing customers and we are continually striving to improve our products and services in order to maintain and grow our revenues from our existing customer base. In addition, we intend to use our relationships with our existing customers to aid in the generation of sales of our advanced technology products. For example, the companion animal, livestock, laboratory animal, and wildlife customers for Digital Angel Corporation's visual identification tags and implantable microchip products provide a ready-made market for its Bio-Thermo product. We intend to market VeriChip's security and identification applications to governmental agencies including the agencies that are part of Computer Equity Corporation's customer base; Computer Equity Corporation's key customers include the Departments of Defense, Justice and Agriculture, the United States Postal Service and the Social Security Administration.

         OTHER EVENTS

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

         IBM Credit Agreement

         Our Third Amended and Restated Term Credit Agreement with IBM Credit, which we refer to herein as the IBM Credit Agreement, contained covenants relating to our financial position and performance, as well as the financial position and performance of Digital Angel Corporation. On September 30, 2002, we entered into an amendment to the IBM Credit Agreement, which revised certain financial covenants relating to our financial performance and the financial position and performance of Digital Angel Corporation for the quarter ended September 30, 2002 and the fiscal year ending December 31, 2002. On November 1, 2002, we entered into another amendment to the IBM Credit Agreement, which further revised certain covenants relating to the financial performance of Digital Angel Corporation for the quarter ended September 30, 2002, and the fiscal year ending December 31, 2002. At September 30, 2002, we and Digital Angel Corporation were in compliance with the revised covenants under the IBM Credit Agreement. At June 30, 2002, we were not in compliance with our Minimum Cumulative Modified EBITDA debt covenant and with other provisions of the IBM Credit Agreement and Digital Angel Corporation was not in compliance with its Minimum Cumulative Modified EBITDA and Current Assets to Current Liabilities debt covenants. On August 21, 2002, IBM Credit provided us with a waiver of such noncompliance. As consideration for the waiver, we issued to IBM Credit a five-year warrant to acquire 2.9 million shares of our common stock at $0.15 per share, valued at approximately $1.3 million, and a five year-warrant to purchase approximately 1.8 million shares of our wholly-owned subsidiary, VeriChip Corporation's, common stock at $0.05 per share, valued at approximately $44 thousand. At December 31, 2002, we did not maintain compliance with the revised financial performance covenant under the IBM Credit Agreement and Digital Angel Corporation did not maintain compliance with certain financial covenants under its credit agreement with its lender, Wells Fargo Business Credit, Inc. (Wells Fargo). Well Fargo provided Digital Angel Corporation with a waiver of non-compliance. IBM Credit did not provide a waiver.

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

         As of December 31, 2002, the net book value of our goodwill was $67.8 million. There was no impairment of goodwill upon our adoption of FAS 142 on January 1, 2002. However, based upon our annual review for impairment during the fourth quarter of 2002, we recorded an impairment charge of $62.2 million associated with our Digital Angel Corporation segment. The impairment relates to the goodwill associated with the acquisition of MAS in March 2002, and to Digital Angel Corporation's Wireless and Monitoring segment. Future goodwill impairment reviews may result in additional periodic write-downs. In addition, Digital Angel Corporation wrote down $6.4 million of property and equipment related to software associated with its Wireless and Monitoring segment. As of December 31, 2002, Digital Angel Corporation's Wireless and Monitoring segment has not recorded any significant revenue from its Digital Angel product, and therefore, it was determined that the goodwill and software were impaired.

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

         Richard Sullivan's employment agreement provided for:

                          o an annual salary of $450,000 and an annual bonus of not less than $140,000 for the term of his employment agreement (which was due to expire March 1, 2008, roughly five years later);

                          o supplemental compensation of $2,250,000 (to be paid in 60 equal monthly payments of $37,500 each), in the event of a termination of his employment for any reason other than a termination due to his material default under the agreement; and

                          o a lump sum payment of $12,105,000, upon the occurrence of a "Triggering Event," defined under the employment agreement to include a change of control of us or his ceasing to serve as our Chairman of the Board of Chief Executive Officer for any reason other than due to his material default, with our having the option to pay this amount in cash or in shares of our common stock or any combination of the two. In the event we opted to make this any portion of the payment in common stock, the agreement stipulated that the common stock is to be valued at the average closing price of the stock on the Nasdaq National Market (our stock was, at the time the agreement was entered into, listed on the Nasdaq National Market but has since been transferred to the Nasdaq SmallCap Market) over the last five business days prior to the date of the Triggering Event.

         In total, the employment agreement obligated us to pay Richard Sullivan roughly $17.3 million under or in connection with the termination of his employment agreement. In view of our cash constraints and our need to dedicate essentially all of our cash resources to satisfying our obligations to IBM Credit, we commenced negotiations with Richard Sullivan that led to proposed terms of his severance agreement.

         Richard J. Sullivan has retained his position of Chairman of the Board of Digital Angel Corporation.

         On March 21, 2003, Jerome C. Artigliere resigned from his positions of Senior Vice President and Chief Operating Officer. Under the terms of his severance agreement, Mr. Artigliere will receive 4.8 million shares of our common stock and 2.3 million re-priced stock options. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. Replacing Mr. Artigliere is Kevin H. McLaughlin. Mr. McLaughlin has served most recently as our majority-owned subsidiary InfoTech USA, Inc.'s Chief Executive Officer.

         GEOGRAPHIC AREAS

         Currently, we operate in two geographic areas: the United States, which comprises the majority of our operations, and the United Kingdom. Our United Kingdom operations consist of one company in our Digital Angel Corporation segment. The majority of our revenues and expenses in each geographic area, both from Continuing and Discontinued Operations, were generated in the same currencies, except as noted below.

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

         Revenues are attributed to geographic areas based on the location of the assets producing the revenue. Information concerning principal geographic areas as of and for the years ended December 31, was as follows (in thousands):

                                                                           UNITED
                                UNITED STATES        CANADA               KINGDOM            CONSOLIDATED
                             ---------------------------------------------------------------------------------
2002
Net revenue                          $ 88,190         $ ---               $11,410                $ 99,600
Long-lived tangible assets             15,379           ---                   855                  16,234
Deferred tax asset                      1,236           ---                   ---                   1,236
--------------------------------------------------------------------------------------------------------------

2001
Net revenue                          $138,887         $ ---               $17,427                $156,314
Long-lived tangible assets             19,193           ---                   992                  20,185
Deferred tax asset                      1,167           ---                   ---                   1,167
--------------------------------------------------------------------------------------------------------------

2000
Net revenue                          $118,849         $ 766               $15,151                $134,766
Long-lived tangible assets             20,044           ---                 1,324                  21,368
Deferred tax asset (liability)         21,426          (204)                  564                  21,786
--------------------------------------------------------------------------------------------------------------


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

         On March 27, 2003, we announced that we had executed a forbearance agreement term sheet with IBM Credit. The forbearance agreement becomes effective on or about March 31, 2003, and grants us more favorable loan repayment terms and more time in which to meet our current obligations to IBM Credit. It contains various purchase rights for us to buy back our existing indebtedness from IBM Credit, including a one-time payment on or before June 30, 2003, of $30 million. Payment of this amount will constitute complete satisfaction of any and all of our obligations to IBM Credit. Provided that there has not earlier occurred a "Termination Event," as defined, at the end of the forbearance period, the provisions of the forbearance agreement shall become of no force and effect. At that time, if the repayment terms of the forbearance agreement are not met, IBM Credit shall be free to exercise and enforce, or to take steps to exercise and enforce, all rights, powers, privileges and remedies available to them under the IBM Credit Agreement, as a result of the payment and covenant defaults existing on March 24, 2003. If we are not successful in satisfying the payment obligations under the forbearance agreement or we do not comply with the terms of the forbearance agreement or the IBM Credit Agreement, and IBM Credit were to enforce its rights against the collateral securing the obligations to IBM Credit, there would be substantial doubt that we would be able to continue operations in the normal course of business.

         See the risk factor entitled "Failure to obtain additional funding and to repay our obligations to IBM Credit will have a negative impact on our business, financial condition and results of operations."

         IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN, YOU COULD LOSE THE ENTIRE VALUE OF YOUR INVESTMENT.

         Our financial statements have been prepared on a going concern basis. Our ability to continue as a going concern and to continue operations in the normal course of business is predicated upon numerous factors with varying levels of importance as follows:

             o First, we must successfully repay all of our debt obligations to IBM Credit;

             o Second, we must successfully implement our business plans, manage expenditures according to our budget, and generate positive cash flow from operations so that we can become profitable and generate sufficient cash flow to meet our operating needs;

             o Third, we must develop an effective marketing and sales strategy in order to grow our business and compete successfully in our markets;

             o Fourth, we must obtain the necessary approvals to expand the market for our VeriChip product;

             o Fifth, we must complete the development of our second generation Digital Angel product in order to improve the product's salability; and

             o Finally, we must realize positive cash flow with respect to our investment in Digital Angel Corporation in order to provide us with an appropriate return on our investment.


         FAILURE TO OBTAIN ADDITIONAL FUNDING AND TO REPAY OUR OBLIGATIONS TO IBM CREDIT WILL HAVE A NEGATIVE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Our failure to comply with the payment terms imposed by the IBM Credit Agreement constitutes an event of default under the IBM Credit Agreement. We must satisfy certain payment provisions or purchase rights under the terms of the forbearance agreement with IBM Credit, in order to avoid having to sell the shares of Digital Angel Corporation's common stock held in the Digital Angel Trust. If we fail to obtain the funding required to make the payments; or to buy the purchase rights under the forbearance agreement and IBM Credit enforces its rights against the collateral securing our obligations to them; there would be substantial doubt that we would be able to continue operations in the normal course of business.

         THE IBM CREDIT AGREEMENT PROHIBITS US FROM BORROWING FUNDS FROM OTHER LENDERS WITHOUT IBM'S

APPROVAL. IT IS POSSIBLE THAT WE WILL NOT HAVE ACCESS TO FUNDS NECESSARY TO PROVIDE FOR OUR ONGOING OPERATIONS. FAILURE TO OBTAIN ADDITIONAL FUNDING WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW AND WE MAY NOT BECOME PROFITABLE IN THE FUTURE.

         We incurred net losses from continuing operations of $113.9 million, $198.1 million and $29.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Our consolidated operating activities used cash of $3.9 million, $18.0 million and $43.4 million during 2002, 2001 and 2000, respectively. We have funded our operating cash requirements, as well as our capital needs, during these periods with the proceeds from our investing and/or our financing activities. We may not be able to generate sufficient operating cash flow in the future to meet our operating expenses.

         As of December 31, 2002, we reported no revenues from the sale of our VeriChip(TM), Bio Thermo(TM) and Thermo Life(TM) products and we have had minimal sales of our Digital Angel product. We believe that absent significant improvement in the sales of our Digital Angel, Bio Thermo, VeriChip and Thermo Life products, our future business operations are unlikely to provide sufficient cash flow to support our operational requirements. Our sources of liquidity in the future may include proceeds from the sale of common stock and preferred stock, proceeds from the sale of businesses, proceeds from the sale of the Digital Angel Corporation common stock owned by us, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings. However, we may not be able to obtain sufficient additional financing to meet such requirements on terms acceptable to us, or at all. Our failure to obtain additional funding could have a materially adverse effect on our business, financial condition and results of operations, and may result in our inability to continue operations in the normal course of business.

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

         OUR STOCK PRICE HAS BEEN VOLATILE, AND HAS DECREASED SIGNIFICANTLY OVER THE PAST FEW YEARS, AND YOU MAY BE UNABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE AT WHICH YOU ACQUIRED THEM.

         Since January 1, 2000, the price per share of our common stock has ranged from a high of $18.00 to a low of $0.03. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined over the past few years in part due to our operating performance. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Declines in the market price of our common stock could affect our access to capital, which may impact our ability to continue as a going concern. In addition, declines in the price of our common stock may harm employee morale and retention, curtail investment opportunities presented to us, and negatively impact other aspects of our business. As a result of these declines, you may be unable to resell your shares at or above the price at which you acquired them.

         IF WE ARE DELISTED FROM THE NASDAQ SMALLCAP MARKET IN THE FUTURE IT MAY REDUCE THE LIQUIDITY OF OUR COMMON STOCK, WHICH WOULD IMPACT OUR ABILITY TO RAISE FUNDS IN THE EQUITY MARKETS, AND MAY REDUCE THE MARKET VALUE OF YOUR INVESTMENT.

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

         WE HAVE MADE SIGNIFICANT CHANGES TO OUR BUSINESS MODEL AND WE HAVE EXPANDED INTO DIFFERENT PRODUCT LINES, INCLUDING NEW UNPROVEN TECHNOLOGIES, AND THE NEW BUSINESS MODEL MAY NOT BE SUCCESSFUL.

         During the past few years, we have made significant changes to our business model as a result of a new business strategy and the expansion into different product lines, including new unproven technologies such as Digital Angel and Thermo Life. If we are not successful in implementing our new business model and developing and marketing our new technology products, our advanced technology products may not gain sufficient market acceptance to be profitable or otherwise be successful and the market price of our securities will most likely decrease.

         WE ARE REQUIRED TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN CONNECTION WITH SEVERANCE AND OTHER AGREEMENTS AND ACQUISITIONS, AND AS A RESULT, YOUR INVESTMENT IN OUR COMMON STOCK WILL BE FURTHER DILUTED.

         As of March 21, 2003, there were 284,612,961 shares of our common stock outstanding. Since January 1, 2001, we have issued a net aggregate of 183,126,260 shares of common stock, of which 97,261,634 shares were issued in connection with acquisitions of businesses and assets and 64,810,635 shares were issued upon conversion of our Series C preferred stock. We have effected, and will likely continue to effect, acquisitions or contract for services through the issuance of common stock or our other equity securities. In addition, we have agreed to future earnout and "price protection" provisions in prior acquisition and other agreements, which may result in additional shares of common stock being issued. At December 31, 2002, based upon the expected performance of an acquired subsidiary, we are contingently liable for additional consideration of approximately $1.0 million. In addition, on March 21, 2003, Richard J. Sullivan, our former Chairman of the Board of Directors and Chief Executive Officer retired, and Jerry C. Artigliere, our former Senior Vice President and Chief Operating Officer resigned. Under the terms, of Messrs. Sullivan and Artigliere's severance agreements they will receive shares of our common stock of 56.0 million and 4.8 million, respectively. These shares will be issued to the respective parties on or before December 31, 2003. Such issuances of additional securities will be dilutive to the value of our common stock and may have a material adverse impact on the market price of our common stock.

         THERE ARE ISSUED AND OUTSTANDING A SIGNIFICANT NUMBER OF DERIVATIVE SECURITIES AND THE EXERCISE OF THESE OPTIONS AND WARRANTS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK, AND COULD HAVE A NEGATIVE IMPACT ON THE VALUE OF YOUR INVESTMENT IN OUR COMMON STOCK.

         As of March 21, 2003, there were outstanding warrants and options to acquire up to 41,567,858 additional shares of our common stock. In addition, as of March 21, 2003, we had 89,710 additional shares of our common stock available to be issued in the future under our stock option plans, and 6,540,367 additional shares of our common stock available to be issued in the future under our Employee Stock Purchase Plan. The exercise of these options and warrants and the sale in the public market of the shares purchased upon exercise could have a negative impact on the value of your investment in our common stock.

         WE RELY HEAVILY ON OUR REVENUES DERIVED FROM OUR FEDERAL
TELECOMMUNICATIONS BUSINESS, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN, ORDERS FROM THE UNITED STATES GOVERNMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Approximately $31.3 million, or 74.7%, and $27.4 million, or 61.5%, of our Advanced Technology segment's revenues for the years 2002 and 2001, respectively, were generated by our wholly-owned subsidiary, Computer Equity Corporation. Approximately 99.1% and 77.7% of Computer Equity Corporation's revenues for the years 2002 and 2001, respectively, were generated through sales to various agencies of the United States Federal Government. Computer Equity Corporation provides telecommunications products and services. Computer Equity has less than one percent of the federal telecommunications market share. Computer Equity's business is highly competitive, and we expect that the competitive pressures we face will not diminish in the future. Many of our competitors have greater financial, technological, marketing and other resources than we do. The loss of, or a significant reduction in, federal telecommunications orders could have a material adverse effect on our financial condition and results of operations.

         DIGITAL ANGEL CORPORATION COMPETES WITH OTHER COMPANIES IN THE VISUAL AND ELECTRONIC IDENTIFICATION MARKET, AND THE PRODUCTS SOLD BY ITS COMPETITORS COULD BECOME MORE POPULAR THAN ITS PRODUCTS OR RENDER ITS PRODUCTS OBSOLETE, WHICH COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The market for visual and electronic identification for companion animals and livestock is highly competitive. We believe that our principal competitors in the visual identification market for livestock are AllFlex USA and Y-Tex Corporation, and that our principal competitors in the electronic identification market that have developed permanent electronic identification devices for the companion animal market are AllFlex USA, Datamars SA and Avid Plc. In addition, other companies could enter this line of business in the future. Some of Digital Angel Corporation's competitors have substantially greater financial and other resources than Digital Angel Corporation. Digital Angel Corporation may not be able to compete successfully with those competitors, and those competitors may develop or market technologies and products that are more widely accepted than its products or that could render its products obsolete or noncompetitive, which could have a material adverse affect on our financial condition and results of operations. The principal competitor for the Digital Angel product is Whereify Wireless, Inc. We are not aware of any other competitors currently marketing products that compete with the Digital Angel product. However, we are aware of several potential competitors that have expressed an interest in developing and marketing similar technologies. There is no substantial revenue from product sales of any participant in the market for the Digital Angel product.

         OUR DIGITAL ANGEL CORPORATION'S ANIMAL APPLICATIONS DIVISION RELIES HEAVILY ON SALES TO

GOVERNMENT CONTRACTORS, AND ANY DECLINE IN THE DEMAND BY THESE CUSTOMERS FOR ITS PRODUCTS COULD NEGATIVELY AFFECT OUR BUSINESS.

         The principal customers for electronic identification devices for fish are government contractors that rely on funding from the United States government. Because the contractors rely heavily on government funds, any decline in the availability of such funds could result in a decreased demand by these contractors for Digital Angel Corporation's products. Any decrease in demand by such customers could have a material adverse effect on our financial condition and results of operations.

         INFOTECH USA, INC. COMPETES IN A HIGHLY COMPETITIVE MARKET, AND IT EXPECTS TO FACE FURTHER COMPETITION FROM NEW MARKET ENTRANTS AND POSSIBLE ALLIANCES BETWEEN COMPETITORS IN THE FUTURE, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

         InfoTech USA, Inc. competes in a highly competitive market with IT products and service providers that vary greatly in their size and technical expertise. Its primary competitors are Manchester Technologies, Inc., AlphaNet Solution, Inc., En Pointe Technologies, Inc., Micros-to-Mainframes, Inc., and Pomeroy Computer Resources. Additionally, we expect InfoTech USA, Inc. to face further competition from new market entrants and possible alliances between competitors in the future, which could have a material adverse effect on our financial condition and results of operations.

         WE DEPEND GREATLY ON OUR SMALL TEAM OF SENIOR MANAGEMENT AND KEY PERSONNEL, AND WE MAY HAVE DIFFICULTY ATTRACTING AND RETAINING ADDITIONAL PERSONNEL; THE LOSS OF THE SERVICES OF ANY OF SUCH PERSONNEL COULD MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The success of our business depends on the continued service of our executive officers and key personnel. Some of our employees have employment contracts that call for bonus arrangements based on earnings. Presently, we have not experienced problems recruiting and retaining qualified personnel. However, in the future, we may not be successful in retaining our key employees or in attracting and retaining additional skilled personnel as required. The loss of the services of any of our central management team could harm our business, financial condition and results of operations. In addition, the operations of any of our individual facilities could be adversely affected if the services of the local managers should be unavailable.

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

         IF WE DO NOT PREVAIL IN ONGOING LITIGATION, WE MAY BE REQUIRED TO PAY SUBSTANTIAL DAMAGES.

         In addition to the litigation described under Legal Proceedings beginning on page 31, we are party to various legal actions as either plaintiff or defendant in the ordinary course of business. The ultimate outcome of these actions and the estimates of the potential future impact on our financial position, cash flows or results of operations for these proceedings could change in the future. In addition, we will continue to incur additional legal costs in connection with pursuing and defending such actions.

         OUR INTELLECTUAL PROPERTY RIGHTS OR PATENT RIGHTS MIGHT NOT PROVIDE PROTECTION AND MIGHT BE INVALID OR ENFORCEABLE.

         Our ability to commercialize any of our products under development will depend, in part, on our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties. The patent applications licensed to or owned by us may not result in issued patents, patent protection may not be secured for any particular technology, any patents that have been or may be issued to us may not be valid or enforceable and/or patents issued may not provide meaningful protection to us. Furthermore, we do not own the VeriChip technology that is produced under patents #6,400,338 and #5,211,129. This technology is owned by Digital Angel Corporation and licensed to VeriChip under an exclusive product and technology license with a remaining term of approximately ten years. VeriChip Corporation may not be able to retain licensing rights to the use of these patents beyond the licensing period or the license may be terminated early.

         OUR FAILURE TO COMPLY WITH APPLICABLE REGULATORY REQUIREMENTS REGARDING VERICHIP CAN, AMONG OTHER THINGS, RESULT IN FINES, SUSPENSIONS OF REGULATORY APPROVALS, PRODUCT RECALLS, OPERATING RESTRICTIONS AND CRIMINAL PROSECUTION.

         Some of our current or future products may be subject to government regulation and, in some cases, pre-approval. By letter dated October 17, 2002, the FDA issued a determination that the VeriChip product is not a medical device under Section 513(g) of the Federal Food, Drug and Cosmetic Act with respect to the intended security, financial and personal identification/safety applications. However, the FDA further stated in its determination letter that with respect to the use of the VeriChip product in health information applications, VeriChip is a medical device subject to the FDA's jurisdiction. On November 8, 2002, we received a letter from the FDA, based upon correspondence from us to the FDA, warning us not to market VeriChip for medical applications. While we currently intend to market and distribute the VeriChip product for security, financial and personal identification/safety applications, in the future, we plan to expand our marketing and distribution efforts to healthcare information applications of the product, subject to any and all necessary FDA and other approvals. Our future failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution, any of which could have a material adverse effect on us.

         DIGITAL ANGEL CORPORATION IS SUBJECT TO GOVERNMENT REGULATION AND ANY ACTION ON THE PART OF REGULATORS COULD HAVE A MATERIAL ADVERSE EFFECT ON DIGITAL ANGEL CORPORATION'S BUSINESS.

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

         THE THERMO LIFE TECHNOLOGY HAS NOT YET BEEN DEVELOPED FOR COMMERCIAL DEPLOYMENT, AND THERE IS NO CERTAINTY THAT IT WILL BE
SUCCESSFULLY MARKETED.

         The Thermo Life technology has been successfully tested in the laboratory. Our ability to develop and commercialize products based on this proprietary technology will depend on our ability to develop our products internally on a timely basis. However, there is no certainty as to when or if the Thermo Life technology will be successfully marketed.

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

         RAW MATERIALS AND SUPPLIES

         To date, we have not been materially adversely affected by the inability to obtain raw materials or products. Our principal manufacturing subcontractors and suppliers by segment are as follows:

         Advanced Technology

         As of March 21, 2003, Computer Equity Corporation's major suppliers were NEC, Graybar, Koss, and Computer Cable Connect, among others. Computer Equity Corporation does enter into contracts with its suppliers. Computer Equity Corporation is generally obligated to make net payments to its suppliers within 30 days of the suppliers invoice date.

         The VeriChip product is licensed from Digital Angel Corporation under an exclusive product and technology license with a remaining term of approximately ten years.

         Computer Equity Corporation has formed strategic partnerships with various well-known companies within their industry. This dynamic group of companies offers Computer Equity Corporation the experience and expertise needed to meet the most demanding project requirements. Also, Computer Equity Corporation relies on a network of eight hundred local equipment suppliers and service providers throughout the nation. Under Computer Equity's direction, they install and maintain equipment and networks and enable Computer Equity Corporation to respond quickly to its customers.

         Digital Angel Corporation

         Principal Suppliers
         -------------------

         Our Digital Angel Corporation segment relies solely on a production arrangement with Raytheon Corporation for the assembly of its patented syringe-injectable microchips, which are used in all of our implantable electronic identification products. The loss of, or any significant reduction in, the production could have an adverse effect on our and Digital Angel Corporation's businesses. In addition to Raytheon, Digital Angel Corporation's principal suppliers are EM Microelectronics-Marin SA, Ashland Distribution Company, Creation Technologies and TSI Molding, Inc. Digital Angel Corporation does not have contracts or supply arrangements with these suppliers.

         InfoTech USA, Inc

         Principal Suppliers
         -------------------

         Over 80% of InfoTech USA, Inc.'s purchases during 2002 were from its top four suppliers as follows: Support Net, 34%, Ingram, 25%, IBM, 11%, Tech Data, 16%.

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

         The following table sets forth our owned and leased properties by business divisions:

                                                                FACTORY/
                                                  OFFICE       WAREHOUSE       TOTAL
                                              ----------------------------------------
                                                       (amounts in square feet)
Advanced Technology                               56,658         13,464        70,122
Digital Angel Corporation                         52,258        109,800       162,058
InfoTech USA, Inc.                                 9,262          1,000        10,262
All Other                                         16,900          5,000        21,900
Corporate (1)                                     23,484             --        23,484
                                                 -------        -------       -------
Continuing Operations                            158,562        129,264       287,826
Discontinued Operations                            1,500             --         1,500
                                                 -------        -------       -------
         Total                                   160,062        129,264       289,326
                                                 =======        =======       =======

          The following table sets forth the principal locations of our properties:

                                                                FACTORY/
                                                  OFFICE       WAREHOUSE       TOTAL
                                              ----------------------------------------
                                                       (amounts in square feet)
California                                        30,957             --        30,957
Florida                                            6,307             --         6,307
Louisiana                                          1,500             --         1,500
Maryland                                          13,800          4,800        18,600
Minnesota                                         10,000         65,000        75,000
New Hampshire                                     15,856          5,464        21,320
New Jersey(1)                                     20,838          1,000        21,838
New York                                           3,254             --         3,254
Ohio                                              16,900          5,000        21,900
Virginia                                          18,500          8,000        26,500
United Kingdom                                    22,150         40,000        62,150
                                                 -------        -------       -------
         Total                                   160,062        129,264       289,326
                                                 =======        =======       =======

         (1) Includes office space leased to others.

         In June 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. We will adopt FAS 143 on January 1, 2003. Application of the new rules is not expected to have a significant impact on our financial position and results of operations as we believe we do not currently have any legal obligations associated with the retirement of long-lived assets or leased facilities.

     ITEM 3.  LEGAL PROCEEDINGS

         We, and certain of our subsidiaries, are parties to various legal actions as either plaintiff or defendant and accordingly, we have recorded certain reserves in our financial statements as of December 31, 2002. In our opinion, these proceedings are not likely to have a material adverse affect on our financial position, our cash flows or our overall trends in results. The estimate of the potential impact on our financial position, our overall results of operations or our cash flows for these proceedings could change in the future.

         On August 3, 2001, Prodigy Communications, successor to FlashNet Communications, filed suit against Intellesale in connection with a settlement and computer purchase agreement. During December 2002, we settled with Prodigy Communications for $0.1 million. As a result of the settlement, during the fourth quarter of 2002, we reversed approximately $1.4 million in litigation reserves, which were included in our Discontinued Operations.

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

         On March 31, 2002, 510 Ryerson Road Inc. filed a lawsuit in the Superior Court of New Jersey, Essex County against us, and one of our subsidiaries, in connection with a lease for a facility that we vacated prior to the expiration of the lease and which is no longer in use. The plaintiffs have demanded relief in the amount of $2.0 million. The trial date, originally set for December 2002, has been postponed and not yet re-scheduled.

         On May 20, 2002, a purported securities fraud class action was filed against us and one of our directors. In the following weeks, fourteen virtually identical complaints were consolidated into a single action, In re Applied Digital Solutions Litigation, which was filed in the United States District Court for the Southern District of Florida. In March 2003, we entered into a memorandum of understanding to settle the pending lawsuit. The settlement of $5.6 million will be entirely covered by proceeds from insurance, and is subject to approval by the District Court and review by an independent special litigation committee.

         In July, 2002, SRZ Trading LLC filed a derivative complaint in the Circuit Court of Cole County, Missouri against us, and several of our officers and directors for unspecified damages. The complaint alleges that the defendants made false and misleading statements about Applied Digital Solutions, Inc.'s business and financial performance. The Missouri action was voluntarily dismissed and refiled in federal court in the Southern District of Florida. The Florida action was voluntarily dismissed with prejudice on March 7, 2003.

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

         On May 29, 2001, Janet Silva, individually and as Guardian ad litem for Jonathan Silva, a minor, and the Estate of Clarence William Silva, Jr. (collectively, "Plaintiffs") filed suit against Customized Services Administrators, Incorporated (CSA), Pricesmart, Inc., Commercial Union Insurance Company, CGU Insurance Group, and Digital Angel Corporation (collectively, "Defendants") in the Superior Court of the State of California in and for the County of Santa Clara. The allegations of the complaint arise from a vacation guarantee insurance policy (the "Insurance Contract") allegedly purchased by the Plaintiffs from the Defendants on March 6, 2000. The complaint alleges, among other things, that the Defendants breached the Insurance Contract, defrauded Plaintiffs, acted in bad faith, engaged in deceptive and unlawful business practices, resulting in the wrongful death of Clarence William Silva, Jr. (the "deceased") and the intentional infliction of emotional distress on Plaintiffs. The complaint seeks the cost of funeral and burial expenses of the Deceased and amounts constituting the loss of financial support of the deceased, general damages, attorney's fees and costs, and exemplary damages of an unspecified amount. CSA has filed a cross-claim against us alleging that we should be held liable for any liability that CSA may have to the Plaintiffs in this case. We have denied the allegations of the complaint and the CSA cross-claim and are vigorously contesting all aspects of this action.

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

         The following table shows, for the periods indicated, the high and low sales prices per share of our common stock based on published financial sources.

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

                                                  Aggregate                                           Number of
                                                  Amount of    Number of                               Common
      Name/Entity/Nature         Date of Sale   Consideration   Persons    Note      Issued For        Shares
-----------------------------------------------------------------------------------------------------------------

EnviroCommunications, Inc.      December, 2002     $82,000         1         1        Services         200,000
                                                                                                    -------------
Total                                                                                                  200,000
                                                                                                    =============

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

     ITEM 6.  SELECTED FINANCIAL DATA

         The following table of selected financial data should be read in conjunction with our consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information appearing elsewhere in this Annual Report. The Summary of Operations data set forth below for each of the years in the three-year period ended December 31, 2002, and the Summary of Balance Sheet Data as of December 31, 2002 and 2001, were derived from, and qualified by reference to, our financial statements appearing elsewhere in this Annual Report. The Summary of Operations data for the years ended December 31, 1999 and 1998, and the Summary of Balance Sheet Data as of December 31, 2000, 1999 and 1998, are derived from audited financial statements not included herein.

                                                      FOR THE FISCAL YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------------
                                            2002          2001        2000          1999          1998
                                            ----          ----        ----          ----          ----

STATEMENT OF OPERATIONS DATA:
 Net revenue                             $  99,600     $ 156,314    $ 134,766     $129,064      $74,343
 Cost of goods and services sold            67,718       109,839       82,475       74,299       39,856
                                         ---------     ---------    ---------     --------      -------
 Gross profit                               31,882        46,475       52,291       54,765       34,487
 Selling, general and administrative
   expense                                  66,450       102,316       61,996       58,960       32,120
 Research and development                    3,518         8,610        2,504           --           --
 Depreciation and amortization               4,773        28,899       11,073        6,560        2,913
 Asset impairment, restructuring and
   unusual costs                            69,382        71,719        6,383        2,550           --
 Loss (gain) on sale of subsidiary
   and assets                                 (132)        6,058         (486)     (20,075)        (733)
 Interest and other income                  (2,356)       (2,076)      (1,095)        (422)        (291)
 Interest expense                           17,524         8,555        5,901        3,478        1,070
                                         ---------     ---------    ---------     --------      -------
 (Loss) income from continuing
   operations before provision for
   income taxes, minority interest,
   net loss on subsidiary merger
   transaction, equity in net loss
   of affiliate and extraordinary gain
   (loss)                                 (127,277)     (177,606)     (33,985)       3,714         (592)
 Provision (benefit) for income taxes          326        20,870       (5,040)       1,180          670
                                         ---------     ---------    ---------     --------      -------
 (Loss) income from continuing
   operations before minority
   interest, net loss on subsidiary
   merger transaction, equity in net
   loss of affiliate and extraordinary
   gain (loss)                            (127,603)     (198,476)     (28,945)       2,534       (1,262)
 Minority interest                         (18,474)         (718)         229          (46)         120
 Net loss on subsidiary merger
   transaction and stock issuances           4,485            --           --           --           --

 Equity in net loss of affiliate               291           328           --           --           --
                                         ---------     ---------    ---------     --------      -------
 (Loss) income from continuing
   operations                             (113,905)     (198,086)     (29,174)       2,580       (1,382)
 Income (loss) from discontinued
   operations, net of income taxes              --           213      (75,702)       3,012        6,072
 Income (loss) on disposal of
   discontinued operations, including
   provision for operating losses
   during phase-out period, net of
   tax benefit                               1,420       (16,695)      (7,266)          --           --
                                         ---------     ---------    ---------     --------      -------
 (Loss) income before extraordinary
   gain (loss)                            (112,485)     (214,568)    (112,142)       5,592        4,690
 Extraordinary gain (loss), net of
   taxes                                        --         9,465           --         (160)          --
                                         ---------     ---------    ---------     --------      -------
 Net (loss) income                        (112,485)     (205,103)    (112,142)       5,432        4,690
 Preferred stock dividends                      --        (1,147)        (191)          --          (44)
 Accretion of beneficial conversion
   feature of preferred stock                   --        (9,392)      (3,857)          --           --
                                         ---------     ---------    ---------     --------      -------
 Net (loss) income available to
   common stockholders                   $(112,485)    $(215,642)   $(116,190)    $  5,432      $ 4,646
                                         =========     =========    =========     ========      =======




                                                      FOR THE FISCAL YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------
                                           2002          2001         2000          1999          1998
                                           ----          ----         ----          ----          ----

 Net (loss) income per common
   share - basic:
    Continuing operations                $   (0.42)    $   (1.23)   $   (0.52)    $   0.06      $ (0.05)
    Discontinuing operations                    --         (0.10)       (1.30)        0.06         0.19
    Extraordinary gain (loss)                   --          0.06           --           --           --
                                         ---------     ---------    ---------     --------      -------
      Net (loss) income per common
        share basic                      $   (0.42)    $   (1.27)   $   (1.82)    $   0.12      $  0.14
                                         =========     =========    =========     ========      =======

 Net (loss) income per common
   share - diluted:
    Continuing operations                $   (0.42)    $   (1.23)   $   (0.52)    $   0.05      $ (0.05)
    Discontinuing operations                    --         (0.10)       (1.30)        0.06         0.17
    Extraordinary gain (loss)                   --          0.06           --           --           --
                                         ---------     ---------    ---------     --------      -------
      Net (loss) income per common
        share-diluted                    $   (0.42)    $   (1.27)   $   (1.82)    $   0.11      $  0.12
                                         =========     =========    =========     ========      =======

 Average common shares outstanding:
    Basic                                  269,232       170,009       63,825       46,814       32,318
    Diluted                                269,232       170,009       63,825       50,086       34,800


                                                                AS OF DECEMBER 31,
                                         ---------------------------------------------------------------
                                           2002          2001         2000          1999          1998
                                           ----          ----         ----          ----          ----
                                                              (AMOUNTS IN THOUSANDS)

 BALANCE SHEET DATA:
 Cash and cash equivalents               $   5,818     $   3,696    $   8,039     $  2,181      $  1,936
 Due from buyers of divested
   subsidiary                                   --         2,625           --       31,302            --
 Property and equipment                      9,822        20,185       21,368        6,649         8,933
 Goodwill                                   67,818        90,831      166,024       24,285        23,786
 Net (liabilities) assets of
   discontinued operations                  (9,368)       (9,460)       8,076       75,284        37,320
 Total assets                              117,233       167,489      319,451      186,605        71,613
 Long-term debt                              3,346         2,586       69,146       33,260         1,864
 Total debt                                 85,225        86,422       74,374       62,915        26,055
 Minority interest                          18,422         4,460        4,879        1,292         1,300
 Redeemable preferred stock and option          --         5,180       18,620           --            --
 Stockholders' (deficit) equity            (36,092)       28,119      160,562       92,936        67,560

         The following table presents the impact of FAS 142 on our selected financial data as indicated:

                                                                      YEAR ENDED       YEAR ENDED      YEAR ENDED
                                                                     DECEMBER 31,     DECEMBER 31,    DECEMBER 31,

                                                                         2001             2000            1999
                                                                         ----             ----            ----
     (Loss) income before extraordinary (loss) gain:
     (Loss) income before extraordinary (loss) gain as reported       $(214,568)       $(112,142)        $5,592
     Add back: Goodwill amortization                                     21,312            9,415          2,602
     Add back: Equity method investment amortization                      1,161               --             --
                                                                      ---------        ---------         ------
     Adjusted (loss) income before extraordinary (loss) gain          $(192,095)       $(102,727)        $8,194
                                                                      =========        =========         ======

     Earnings (loss) per common share - basic
     Net (loss) income per share before extraordinary (loss)
       gain - basic as reported                                       $   (1.26)       $   (1.76)        $ 0.12
     Goodwill amortization                                                 0.12             0.15           0.05
     Equity method investment amortization                                 0.01               --             --
                                                                      ---------        ---------         ------
     Adjusted (loss) income before extraordinary (loss) gain
       per share - basic                                              $   (1.13)       $   (1.61)        $ 0.17
                                                                      =========        =========         ======

     Earnings (loss) per share - diluted
     Net (loss) income per share before extraordinary (loss)
       gain - diluted as reported                                     $   (1.26)       $   (1.76)        $ 0.11
     Goodwill amortization                                                 0.12             0.15           0.05
     Equity method investment amortization                                 0.01               --             --
                                                                      ---------        ---------         ------
     Adjusted (loss) income before extraordinary (loss) gain
       per share - diluted                                            $   (1.13)       $   (1.61)        $ 0.16
                                                                      =========        =========         ======

     Net (loss) income available to common stockholders:
     Net (loss) income available to common stockholders
       as reported                                                    $(215,642)       $(116,190)        $5,432
     Add back: Goodwill amortization                                     21,312            9,415          2,602
     Add back: Equity method investment amortization                      1,161               --             --
                                                                      ---------        ---------         ------
     Adjusted net (loss) income                                       $(193,169)       $(106,775)        $8,034
                                                                      =========        =========         ======

     Earnings (loss) per common share - basic
     Net (loss) income per share - basic, as reported                 $   (1.27)       $   (1.82)        $ 0.12
     Goodwill amortization                                                 0.12             0.15           0.05
     Equity method investment amortization                                 0.01               --             --
                                                                      ---------        ---------         ------
     Adjusted net (loss) income - basic                               $   (1.14)       $   (1.67)        $ 0.17
                                                                      =========        =========         ======

     Earnings (loss) per share - diluted
     Net (loss) income per share - diluted, as reported               $   (1.27)       $   (1.82)        $ 0.11
     Goodwill amortization                                                 0.12             0.15           0.05
     Equity method investment amortization                                 0.01               --             --
                                                                      ---------        ---------         ------
     Adjusted net (loss) income per share - diluted                   $   (1.14)       $   (1.67)        $ 0.16
                                                                      =========        =========         ======

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

OVERVIEW

         Our business has evolved during the past few years. We grew significantly through acquisitions and since 1996 have completed 51 acquisitions. During the last half of 2001 and during 2002, we sold or closed many of the businesses we had acquired that we believed did not enhance our strategy of becoming an advanced digital technology development company. These companies were primarily telephone system providers, software developers, software consultants, networking integrators, computer hardware suppliers or were engaged in other businesses or had a customer basis that we believed did not promote or complement our current business strategy. As of December 31, 2002, our business operations consisted of the operations of six wholly owned-subsidiaries, which we collectively refer to as the Advanced Technology segment, and two majority-owned subsidiaries, Digital Angel Corporation (AMEX:DOC), and InfoTech USA, Inc. (OTC:IFTH) (formerly SysComm International Corporation). As of December 31, 2002, we owned approximately 73.91% of Digital Angel Corporation and 52.5% of InfoTech USA, Inc.

         Historically, we have suffered losses and we have not generated positive cash flows from operations. This raises doubt about our ability to continue as a going concern. The audit reports of Eisner LLP for the year ended December 31, 2002, and of Pricewaterhouse Coopers LLP, for each of the two-years ended December 31, 2001 and 2000, contain an explanatory paragraph expressing doubt about our ability to continue as a going concern, as a result of payment and covenant defaults under our credit agreement with IBM Credit LLC ("IBM Credit"), which are more fully discussed in this Form 10-K under Part I - Item 1 - Business "Other Events" beginning on page 15, and in Note 2 to the Consolidated Financial Statements, as well as our historical losses and the negative cash flows from our operations. We incurred net losses from continuing operations of $113.9 million, $198.1 million and $29.2 million for the years ended December 31, 2002, 2001 and 2000, respectively and as of December 31, 2002, we had an accumulated deficit of $417.1 million. Our operating activities used cash of $3.9 million, $18.0 million and $43.4 million during 2002, 2001 and 2000.

         Digital Angel Corporation has suffered losses and has not generated positive cash flows from operations. In addition, the audit reports of Eisner LLP for the year ended December 31, 2002, and of Pricewaterhouse Coopers LLP, for each of the two-years ended December 31, 2001 and 2000, contain an explanatory paragraph expressing doubt about Digital Angel Corporation's ability to continue as a going concern. Digital Angel Corporation incurred losses during 2002, 2001 and 2000, which are presented below. In addition, its operating activities used cash of $2.7 million, $3.2 million and $1.4 million during 2002, 2001 and 2000, respectively.

         Our profitability and liquidity depend on many factors, including our complying with the provisions of a forbearance agreement term sheet with IBM Credit, as more fully discussed in this Form 10-K under Part II - Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources from Continuing Operations" beginning on page 63 and in Note 2 to the Consolidated Financial Statements, the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies. We will need additional financing to comply with the provisions of the forbearance agreement term sheet and to fund operations. Without such additional financing, we will not have sufficient funds to continue operations beyond the end of the current fiscal year.

         We have established a management plan to mitigate the effect of our going concern uncertainty conditions over the next twelve months. The major components of our plan are as follows:

     o To raise funds to repay a portion of our obligations to IBM Credit through the offering of up to 50 million shares of our common stock in a best efforts offering. These shares are currently being registered under a registration statement filed with the SEC on December 23, 2002 (File No. 333-102165);

     o To utilize the shares of Digital Angel Corporation's common stock currently in the Digital Angel Trust and/or our receivables and inventory to secure additional funds to repay IBM Credit (noting that these assets will be released from liens by IBM Credit upon repayment in full of our obligations under the forbearance agreement);

     o To borrow against Digital Angel Corporation's receivables and inventory, if necessary;

     o To attempt to establish a sustainable positive cash flow business model;

     o To attempt to produce additional cash flow and revenue from our advanced technology products - Digital Angel(TM), Thermo Life(TM), VeriChip(TM) and Bio-Thermo(TM); and

     o To generate additional liquidity through divestiture of business units and assets that are not critical to our long-term strategy.

         It is the opinion of our management that the likelihood of the above plan being effectively implemented is good. Our sources of revenue and gross profit consist of sales of products and services from our three operating segments.

         Our significant sources of revenue for 2002 were as follows:

                                                                                     Percentage of
Sources of Revenue:                                                                  Total Revenue
-------------------                                                                  -------------

Sales of voice, data and video telecommunications networks to government agencies        31.5%

Electronic visual identification tags and implantable microchips for the
  companion animal, livestock, laboratory animal, fish and wildlife markets              20.5%
Sales of IT hardware and services from our InfoTech USA, Inc. segment                    22.8%

GPS enabled search and rescue equipment, intelligent communications products
  and services for telemetry, mobile data and radio communications                       10.1%

Other products and services (individually, none of these products and services
  exceeded 10% of our total revenues for 2002)                                           15.1%
                                                                                     ------------
Total                                                                                   100.0%
                                                                                     ============

         We hope to continue to grow our revenues and gross profits.
We see a possible increase in revenue from sales of voice, data and video telecommunications networks to government agencies will increase due to being awarded additional government contracts, such as the CONNECTIONS contract that we were awarded in January 2003. We expect sales of visual identification tags and implantable microchips to the companion animal, livestock, laboratory animal, fish and wildlife markets to increase. We plan to expand of our visual identification tags and implantable microchip product lines with complementary products, such as our Bio-Thermo product. Also, we believe that concerns over the safety and source of animal and other food sources will increase the markets for these products. We expect revenue from our InfoTech USA, Inc. segment to decrease as we continue to shift our focus from sales of lower-margin computer hardware products to sales of higher-margin products and technology services overall. In the short-term our gross profit margins will most likely decrease as a result of competitive pressures. However, we are hoping that our gross profit margins will improve once we begin selling significant quantities of our advanced technology products. To date, we have not recorded any significant revenues from our advanced technology products.

         BUSINESS SEGMENTS

         As a result of the merger of pre-merger Digital Angel and MAS, which occurred on March 27, 2002, the significant restructuring of our business during the past year and our emergence as an advanced technology development company, we have re-evaluated and realigned our reporting segments. Effective January 1, 2002, we currently operate in three business segments: Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc., formerly SysComm International. Business units that were part of our continuing operations and that were closed or sold during 2002 and 2001 are reported as All Other. The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporation/Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions.

         (Loss) income from continuing operations before taxes, minority interest, net loss on subsidiary merger transaction and equity in loss of affiliate from each of our segments during 2002, 2001 and 2000 was as follows (we evaluate performance based on stand-alone segment operating income as presented below):

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                                2002         2001         2000
                                                                ----         ----         ----
                                                                        (IN THOUSANDS)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAXES,
  MINORITY INTEREST, NET LOSS ON SUBSIDIARY MERGER
  TRANSACTION AND EQUITY IN LOSS OF AFFILIATE BY SEGMENT:

ADVANCED TECHNOLOGY                                          $    (786)   $ (41,493)   $ (1,544)
DIGITAL ANGEL CORPORATION(1)(2)                                (76,439)     (16,262)     (3,816)
INFOTECH USA, INC.                                                (422)      (1,322)        923
ALL OTHER                                                         (320)     (71,636)     (5,714)
"CORPORATE/ELIMINATIONS"(2)                                    (49,310)     (46,893)    (23,834)
                                                            -------------------------------------
TOTAL                                                        $(127,277)   $(177,606)   $(33,985)
                                                            =====================================

         (1) For Digital Angel Corporation, the loss for 2002 includes goodwill impairment of $62.2 million and impairment of the value of certain software of $6.4 million.

         (2) For Digital Angel Corporation, the loss for 2002 excludes $1.8 million of interest expense associated with our obligation to IBM Credit and $18.7 million of non-cash compensation expense associated with pre-merger Digital Angel options which were converted into options to acquire MAS stock, all of such expenses having been reflected as additional expense in the separate financial statement of Digital Angel Corporation included in its Form 10-K dated December 31, 2002. The $1.8 million of interest expense and the $18.7 million of non-cash compensation expense are reflected in "Corporate/Eliminations" for 2002.

         Today, we are an advanced technology company that focuses on the development of life-enhancing technology products and services. To date, we have four such products in various stages of development, they are:

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

         These advanced technology products are more fully described in this Form 10-K under Part I - Item 1 - Business. We have not recorded any significant revenues from our advanced technology products.

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

REVENUE RECOGNITION

         Advanced Technology Revenue Recognition

         Computer Equity Corporation Revenue Recognition
         -----------------------------------------------

         The largest company in the Advanced Technology segment is Computer Equity Corporation. This company supplies voice, data and video telecommunications networks and related products to government agencies. These products include voice mail, Internet cabling, phones and telephone wiring. Services are a minor part of the business and usually consist of small jobs such as phone moves. Computer Equity Corporation also receives monthly revenues from product related maintenance contracts, which revenues represent the smallest portion of their business. For product sales, we recognize revenue after the products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exists, revenue is recognized when such uncertainties are resolved. Hardware sales for products that are shipped to a customer's site and require modification or installation are recognized when the work is complete and accepted by the customer. We do not experience significant product returns, and therefore, management is of the opinion that no allowance for sales returns is necessary. We have no obligation for warranties on new hardware sales, because the manufacturer provides the warranty. Services and phone installation jobs are billed and the revenue recognized following the completion of the work and the receipt of a written acceptance from the customer. Revenue from maintenance contracts is recognized ratably over the term of the contract.

         Other Advanced Technology Companies Revenue Recognition (Excluding
         ------------------------------------------------------------------
VeriChip Corporation)
---------------------

         The other companies in the Advanced Technology segment that provide programming, consulting and software licensing services recognize revenue based on the expended actual direct labor hours in the job times the standard billing rate and adjusted to realizable value, if necessary. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable. We do not offer a warranty policy for services to our customers. Revenue from license royalties is recognized when licensed products are shipped. There are no significant post-contract support obligations at the time of revenue recognition. Our accounting policy regarding vendor and post-contract support obligations is based on the terms of the customers' contract, billable upon the occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized.

         For product sales, we recognize revenue after the products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sale price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exists, revenue is recognized when such uncertainties are resolved. Hardware sales for products that are shipped to a customer's site and require modification or installation are recognized when the work is complete and accepted by the customer. We do not experience significant product returns, and therefore, management is of the opinion that no allowance for sales returns is necessary. We have no obligation for warranties on new hardware sales, because the manufacturer provides the warranty.

         VeriChip Corporation Revenue Recognition
         ----------------------------------------

         The VeriChip microchip is a miniaturized, implantable radio frequency identification device (RFID) for use in a variety of identification and information applications. About the size of a grain of rice, each VeriChip contains a unique identification number that can be used to access a subscriber-supplied database providing personal related information.

         To complement the VeriChip microchip, the proprietary scanner is a scanning device that activates and reads the RFID within the microchip. The scanner emits a small amount of radio frequency energy that energizes the dormant VeriChip, which then emits a radio frequency signal containing the VeriChip identification number. The VeriChip subscriber number then provides instant access to the Global VeriChip Subscriber Registry - through secure password-protected web access to subscriber-supplied information.

         VeriChip revenue is comprised of the sale of VeriChip microchips, scanners, and a distributorship fee. Generally, the distributorship rights include the rights to market, promote and sell the product(s) in a specific territory under the VeriChip name and trademarks for a specific period of time. For these rights, the distributor pays a one-time, upfront non-refundable fee. As long as minimum annual purchase requirements are satisfied, the customer's exclusive distribution rights are retained. The distributor strives to meet annual marketing goals, or quotas, as agreed-upon by the distributor and the Company, by ordering and taking delivery from the company of predetermined quantities of product each year through the term of the contract. The purchase requirements typically increase substantially, during the contract period, as we and the distributors hope to realize increased sales volumes for the VeriChip microchips and scanners over time.

         Failure to meet the quota constitutes a material breach of the contract and the loss of distributorship exclusivity privileges within the territory. To renew a preexisting agreement, the distributor must request the renewal in-writing thirty days prior to the expiration date of the contract. The Company, at its own discretion, may then negotiate with the distributor for a renewal of the agreement.

         As of December 31, 2002, we have not yet recognized revenue associated with our VeriChip product. We plan to recognize revenue associated with the distributor rights, product sales and monitoring services in the future based upon the following policy:

         Distributor Rights Fees

         The nonrefundable portion of the upfront fee paid for exclusive distributor rights, if any, will be recognized over the initial term of the distributor agreement. The initial term will start with the first product sale under the agreement, not the contract period itself. The formula used to calculate this amount should be an amount equal to the percentage that each product order represents in relation to the minimum product order quantities required by the agreement. Until the amount of product returns can be reasonably estimated, no revenues will be recognized until the expiration of the period of time the distributor has to accept or reject the products as provided in their agreements.

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

         If a contract breach results in the loss of all distributor rights and the only way to remain a distributor is to pay an additional substantial monetary penalty, then the remaining portion of the initial distributor fee will be recognized as revenue in the month in which the contract requirement is breached.

         Approximately $0.2 million of distributor fees were recorded as deferred revenue on our balance sheet at December 31, 2002, and included in accrued expenses.

Product Sales

         Revenue from the sale of products such as microchips and scanners will be recorded at gross with a separate display of cost of sales. Until the amount of returns can be reasonably estimated, we will not recognize revenues until after the products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable, the period of time the distributor has to return the products as provided in their distributor agreement has expired and collectibility is reasonably assured. Once the amount of returns can be reasonably estimated, revenues (net of expected returns) will be recognized at the time of shipment and the passage of title, assuming there are no uncertainties regarding customer acceptance. If uncertainties regarding customer acceptance exist, revenue will not be recognized until such uncertainties are resolved. The period of time to accept or reject products is contract specific. This right of return privilege ranges from fifteen to ninety days. Statement of Financial Accounting Standards No. 48,
Revenue Recognition When Right of Return Exists, precludes the recognition of revenue at the time of sale or passage of title unless the amount of returns can be reasonably estimated. The Company is currently unable to reasonably estimate the amount of returns because of the absence of historical experience. The Company anticipates that it will take at least one full year to accumulate enough historical data to reasonably estimate product returns. As a result, currently the Company will only recognize revenue from a product sale when the product return period has expired. Until that condition is met, revenue will not be recognized, and it will be recorded as deferred revenue. We had no deferred revenue associated with VeriChip product sales at December 31, 2002.

         Since the final use of the product is unknown at the time it is shipped to the distributor, and end users may choose from a number of non-proprietary monitoring services or choose none at all, and the monitoring services are not essential to the functionality of all chips, we do not currently anticipate bundling the revenue from the sale of chips with potential future revenues from a monitoring service.

Monitoring Services

         Monitoring services (when offered) will be treated as a separate earnings process from product sales. Revenues from this service will be recognized on a straight-line basis over the term of the service agreement.

         Digital Angel Corporation Revenue Recognition

         For product sales, Digital Angel Corporation recognizes revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exists, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Digital Angel Corporation's accounting policy regarding vendor and post contract support obligations is based on the terms of the customers' contracts, billable upon occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized. Digital Angel Corporation does not offer a warranty policy for services to customers. It is Digital Angel Corporation's policy to record contract losses in their entirety in the period in which such losses are foreseeable. For non-fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to realizable value, if necessary. Revenues from contracts that provide services are recognized ratably over the term of the contract. Fixed fee revenues from contracts for services are recorded when earned and exclude reimbursable costs. Reimbursable costs incurred in performing such services are presented on a net basis and include transportation medical and communication costs. Other revenues are recognized at the time service or goods are provided.

         InfoTech USA, Inc. Revenue Recognition

         For product sales, InfoTech USA, Inc. recognizes revenue in accordance with the applicable product's shipping terms. InfoTech USA, Inc. has no obligation for warranties on new product sales. The manufacturer provides the warranty. For consulting and professional services, InfoTech USA, Inc. recognizes revenue based on the direct labor hours incurred times the standard billing rate, adjusted to realizable value, if necessary. Revenues from sales contracts involving both products and consulting and other services are allocated to each element based on vendor specific objective evidence of fair value, regardless of any separate prices that may be stated in the contract. Vendor specific objective evidence of fair value is the price charged when the elements are sold separately. If an element is not yet being sold separately, the fair value is the price established by management having the relevant authority to do so. It is considered probable that the price established by management will not change before the separate introduction of the element.

         All Other

         For arrangements where the contract to deliver software require significant production, modification or customization of the software, revenue is recognized using the percentage of completion accounting in accordance with Statement of Position ("SOP") 97-2 and SOP 81-1. The service element of these contracts was essential to the functionality of other elements in the contract and could not be accounted for separately as allowed in SOP 97-2. The cost to complete and extent of progress towards completion of these contracts was reasonably ascertained based on the detailed tracking regarding labor hours expended in accordance with SOP 97-2 and SOP 81-1. Progress payments on the contracts were required and progress was measured using the efforts expended input measure as allowed in SOP 81-1. As of December 31, 2001, we had sold or closed the businesses that recognized revenue using the percentage of completion accounting as outlined above. The amount of revenue recognized using the percentage of completion method for 2001 and 2000 was $6.7 million and $14.7 million, respectively.

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

         On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (FAS 142). FAS 142 eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually. Intangible assets deemed to have indefinite life under FAS 142, such as goodwill, are no longer amortized, but instead reviewed at least annually for impairment. Goodwill amortization amounted to $21.3 million during 2001. Intangible assets with finite lives are amortized over the useful life. As part of the implementation of FAS
142, we were required to complete a transitional impairment test of goodwill and other intangible assets. There was no impairment of goodwill upon the adoption of FAS 142. Annually, we test our goodwill and intangible assets for impairment as a part of our annual business planning cycle during the fourth quarter of each fiscal year. Based upon this annual test, we recorded a goodwill impairment of approximately $62.2 million at December 31, 2002, for goodwill associated with our Digital Angel Corporation segment. In addition, future events such as market conditions or operational performance of our acquired businesses could cause us to conclude that additional impairment exists. Any resulting impairment loss could also have a material adverse impact on our financial condition and results of operations.

STOCK-BASED COMPENSATION

        We account for our employee stock-based compensation plans in accordance with APB Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25, and the disclosure provisions of SFAS No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost is recognized for any of our fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. When options are granted to employees and directors at a price less than fair market value on the date of grant, compensation expense is calculated based on the intrinsic value or the difference between the exercise price and the fair value on the date of grant, and the compensation is recognized over the vesting period of the options. If the options are fully vested, the expense is recognized immediately. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB Opinion No. 25. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation costs are recognized immediately. Under variable accounting, changes in the underlying price of our stock may have a significant impact to earnings. A rise in our stock price results in additional compensation expense and a decrease in our stock price results in a reduction of reported compensation expense. During 2001, we re-priced 19.3 million stock options. As a result, we have recorded non-cash compensation expense of $0.7 million and $5.3 million in 2002 and 2001, respectively. In addition, on September 24, 2001, we issued 3.9 million options to employees and directors with exercise prices of $0.15 per share, or $0.02 per share less than the fair market value of the underlying common stock on the date of grant. We have recognized compensation expense of $0.1 million associated with these options. The compensation expense was amortized over the vesting period of the options.

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

                      RESULTS OF CONTINUING OPERATIONS

         The following table sets forth data expressed as a percentage of total revenue for the years indicated.

                                                                     PERCENTAGE OF TOTAL REVENUE
                                                            --------------------------------------------
                                                                2002             2001             2000
                                                                  %               %                %
                                                            --------------------------------------------
         Product revenue                                        81.3             72.4             77.7
         Service revenue                                        18.7             27.6             22.3
                                                            --------------------------------------------
           Total revenue                                       100.0            100.0            100.0
                                                            --------------------------------------------
         Cost of products sold                                  58.6             55.4             51.1
         Cost of services sold                                   9.4             14.8             10.1
                                                            --------------------------------------------
           Total cost of products and services sold             68.0             70.3             61.2
           Gross margin                                         32.0             29.7             38.8
         Selling, general and administrative expense            66.7             65.5             46.0
         Research and development expense                        3.5              5.5              1.9
         Interest and non-cash charges:
         Asset impairment                                       69.7             45.9              4.7
         Depreciation and amortization                           4.8             18.5              8.2
         Loss (gain) on sales of subsidiaries and
           business assets                                      (0.1)             3.9              0.4
         Interest and other income                              (2.4)            (1.3)            (0.8)
         Interest expense                                       17.6              5.5              4.4
                                                            --------------------------------------------
         Loss before provision (benefit) for income
           taxes, minority interest and equity in net loss
           of affiliate                                       (127.8)          (113.6)           (25.2)
         Provision (benefit) for income taxes                    0.3             13.4             (3.7)
                                                            --------------------------------------------
         Loss from continuing operations before minority
           interest and equity in net loss of affiliate       (128.1)          (127.0)           (21.5)
         Minority interest                                     (18.5)            (0.5)             0.2
         Net loss from subsidiary merger transaction,
           stock issuances and loss on sale of subsidiary
           stock                                                 4.5
         Equity in net loss of affiliate                         0.3              0.2               --
                                                            --------------------------------------------
         Loss from continuing operations                      (114.4)          (126.7)           (21.6)
         Income (loss) from discontinued operations, net
           of income taxes                                        --              0.1            (56.2)
                                                            --------------------------------------------
         Loss on disposal and operating income (losses)
           during the phase out period                           1.4            (10.7)            (5.4)
                                                            --------------------------------------------
         Loss before extraordinary gain                       (113.0)          (137.3)           (83.2)
         Extraordinary gain                                                       6.0               --
                                                            --------------------------------------------
         Net loss                                             (113.0)          (131.2)           (83.2)
         Preferred stock dividends and other                      --             (0.7)            (0.1)
                                                            --------------------------------------------
         Accretion of beneficial conversion feature of
           preferred stock                                        --             (6.0)            (2.9)
                                                            --------------------------------------------
         Net loss available to common stockholders            (113.0)          (138.0)           (86.2)
                                                            ============================================

         Our significant sources of revenue for 2002 were as follows:

                                                                                     Percentage of
Sources of Revenue:                                                                  Total Revenue
-------------------                                                                  -------------

Sales of voice, data and video telecommunications networks to government agencies         31.5%

Electronic visual identification tags and implantable microchips for the
  companion animal, livestock, laboratory animal, fish and wildlife markets               20.5%

Sales of IT hardware and services from our InfoTech USA, Inc. segment                     22.8%

GPS enabled search and rescue equipment, intelligent communications products
  and services for telemetry, mobile data and radio communications                        10.1%

Other products and services (individually, none of these products and services
  exceeded 10% of our total revenues for 2002)                                            15.1%
                                                                                       ----------
Total                                                                                    100.0%
                                                                                       ==========


         Our significant sources of gross profit and gross profit margin by product type for 2002 were as follows:

                                                                                     GROSS PROFIT       GROSS MARGIN
Gross Profit and Gross Profit Margin by Product Type:                               (IN THOUSANDS)       PERCENTAGE
-----------------------------------------------------                               --------------      ------------

Sales of voice, data and video telecommunications networks to government agencies      $ 7,992             25.5%

Visual identification tags and implantable microchips for the companion
  animal, livestock, laboratory animal, fish and wildlife markets                        8,087             39.7%

Sales of IT hardware and services from our InfoTech USA, Inc. segment                    4,150             18.3%

GPS enabled search and rescue equipment, intelligent communications
  products and services for telemetry, mobile data and radio communications              4,878             48.7%

Other products and services                                                              6,775             44.7%
                                                                                    --------------------------------
Total                                                                                  $31,882             32.0%
                                                                                    ================================

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

         Revenue for each of the continuing operating segments was:

                                              2002                          2001                            2000
                                  ---------------------------   -----------------------------    ------------------------------
                                  PRODUCT   SERVICE    TOTAL     PRODUCT   SERVICE     TOTAL      PRODUCT    SERVICE     TOTAL
                                  -------   -------    -----     -------   -------     -----      -------    -------     -----
                                                                  (AMOUNTS IN THOUSANDS)

     Advanced Technology          $28,991   $12,939   $41,930   $ 28,123   $16,447   $ 44,570    $ 24,384    $ 7,970   $ 32,354
     Digital Angel Corporation     30,876     2,685    33,561     33,220     2,518     35,738      19,605      2,647     22,252
     InfoTech USA, Inc.            20,056     2,665    22,721     30,075     4,100     34,175      24,774      2,514     27,288
     All Other                      1,013       375     1,388     21,318    19,974     41,292      35,805     16,876     52,681
     Corporate                         --        --        --        411       128        539         191          0        191
     ---------------------------------------------------------------------------------------------------------------------------
                                  $80,936   $18,664   $99,600   $113,147   $43,167   $156,314    $104,759    $30,007   $134,766
     ===========================================================================================================================

         Changes during the years were:

         Our Advanced Technology segment's revenue decreased $2.6 million from 2001 to 2002. Product revenue increased by $0.9 million, or 3.1%, while service revenue decreased by $3.5 million, or 21.3%. We attribute the decrease in revenue in 2002 to a soft market for sales of networking hardware, call center and relationship management software products and reduced technology services for all of the businesses in this segment, with the exception of Computer Equity Corporation. The most significant decrease in revenue was from our computer networking business, which experienced a decrease of $3.6 million in revenue. This business was sold during the fourth quarter of 2002. Computer Equity Corporation's product revenue increased $3.9 million in 2002, primarily as a result of additional sales under its WACS contract. Computer Equity Corporation's service revenue remained relatively constant at $4.8 million in 2002 and 2001. Computer Equity Corporation's revenue accounted for 74.7% of this segment's revenue for 2002. During 2001, this segment experienced an increase in sales due primarily to the inclusion of twelve months of operating results for two significant acquisitions acquired in 2000. These two significant acquisitions include Computer Equity Corporation, acquired on June 1, 2000, which contributed $10.0 million of the increase, and Pacific Decision Sciences Corporation, acquired on October 1, 2000, which contributed $3.9 million of the increase.

         Our Digital Angel Corporation segment's revenue decreased $2.2 million, or 6.1%, from 2001 to 2002. Product revenue decreased by $2.3 million, or 7.1%, while service revenue increased by $0.2 million, or 6.6%. We attribute the decrease in product sales for 2002 primarily to a decrease in shipments of visual identification tags, which contributed approximately $1.4 million of the decrease, a decrease in the shipment of the Animal Application division's electronic identification products, which contributed approximately $0.3 million of the decrease, a decrease in the GPS and Radio Communication division's control product sales, which contributed approximately $1.1 million of the decrease, partially offset by an increase of $0.6 million in the Medical Systems division's product revenue. We attribute the increase in service revenue to the acquisition of the Medical Systems in March 2002, which contributed approximately $1.2 million of the increase in service revenue during 2002. This was partly offset by a decrease in service revenue from the Wireless and Monitoring division of approximately$1.0 million. Revenue increased $13.5 million, or 60.8%, from 2000 to 2001. The increase in revenue in 2001 was primarily the result of the acquisitions of Timely Technology Corp. in April 2000, which contributed $0.9 million of the increase, and Destron Fearing Corporation in September 2000, which contributed $15.5 million of the increase. These increases were partially offset by a reduction in revenue from our one existing business in this segment.

         Our InfoTech USA, Inc. segment's revenue decreased $11.5 million, or 33.5%, from 2001 to 2002. Product revenue decreased by $10.0 million, or 33.3%, while service revenue decreased by $1.4 million, or 35.0%. The decrease in product and service sales was primarily a result of an industry wide softening in demand that existed throughout 2002. Additionally, product sales declined as a result of a decision in April 2002, to cease selling certain lower-margin computer hardware products and to focus on sales of higher-margin products and related technical services. The lower-margin computer hardware products were mid-range Unix based computers, which offered little opportunity for adjunct sales of related higher-margined technical services. InfoTech USA, Inc.'s current offering of higher-margin products and related technical services include Intel based computers and servers, which provide InfoTech USA, Inc. with an opportunity to provide add-on higher-margined technical services. Revenue increased $6.9 million, or 25.2%, from 2000 to 2001. Both product and service revenue increased as a result of internal growth and the acquisition of InfoTech USA, Inc.

         Our All Other's revenue decreased $39.9 million, or 96.6%, from 2001 to 2002. Product revenue decreased by $20.3 million, or 95.2%, while service revenue decreased by $19.6 million, or 98.1%. Revenue decreased $11.4 million, or 21.6%, from 2000 to 2001. The decreases in revenue in 2002 as compared to 2001, and in 2001 as compared to 2000, were due to the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

         GROSS PROFIT AND GROSS PROFIT MARGIN

         Gross profit from continuing operations for 2002 was $31.9 million, a decrease of $14.6 million, or 31.4%, from $46.5 million in 2001. Gross profit for 2001 represents a decrease of $5.8 million, or 11.1% from $52.3 million in 2000. As a percentage of revenue, gross profit margin was 32.0%, 29.7% and 38.8% for the years ended December 31, 2002, 2001 and 2000, respectively.

         Gross profit from continuing operations for each operating segment was:

                                              2002                          2001                              2000
                                  ---------------------------   -----------------------------    ------------------------------
                                  PRODUCT   SERVICE    TOTAL     PRODUCT   SERVICE     TOTAL      PRODUCT    SERVICE     TOTAL
                                  -------   -------    -----     -------   -------     -----      -------    -------     -----
                                                                  (AMOUNTS IN THOUSANDS)

      Advanced Technology         $ 5,639    $7,288   $12,927    $ 6,867    $ 8,593  $15,460      $ 8,485    $ 5,115   $13,600
      Digital Angel Corporation    13,171       469    13,640     12,968        471   13,439        8,086      1,213     9,299
      InfoTech USA, Inc.            2,905     1,245     4,150      3,013      2,341    5,354        4,762      1,041     5,803
      All Other                       826       339     1,165      3,218      8,465   11,683       14,336      9,062    23,398
      Corporate                        --        --        --        411        128      539          191          0       191
      -------------------------------------------------------------------------------------------------------------------------
                                  $22,541    $9,341   $31,882    $26,477    $19,998  $46,475      $35,860    $16,431   $52,291
      =========================================================================================================================

         Gross profit margin from continuing operations for each operating segment was:

                                              2002                          2001                              2000
                                  ---------------------------   -----------------------------    ------------------------------
                                  PRODUCT   SERVICE    TOTAL     PRODUCT   SERVICE     TOTAL      PRODUCT    SERVICE     TOTAL
                                  -------   -------    -----     -------   -------     -----      -------    -------     -----
                                     %         %         %          %         %          %           %          %          %
                                  -------   -------    -----     -------   -------     -----      -------    -------     -----

      Advanced Technology          19.5      56.3      30.8        24.4      52.2       34.7        34.8       64.2       42.0
      Digital Angel Corporation    42.7      17.5      40.6        39.0      18.7       37.6        41.2       45.8       41.8
      InfoTech USA, Inc.           14.5      46.7      18.3        10.0      57.1       15.7        19.2       41.4       21.3
      All Other                    81.5      90.4      83.9        15.1      42.4       28.3        40.0       53.7       44.4
      Corporate                      --        --        --       100.0     100.0      100.0       100.0        0.0      100.0
      -------------------------------------------------------------------------------------------------------------------------
                                   27.9      50.0      32.0        23.4      46.3       29.7        34.2       54.8       38.8
      =========================================================================================================================

                  Changes during the years were:

         Our Advanced Technology segment's gross profit decreased $2.5 million from 2001 to 2002, and margins decreased to 30.8% in 2002 compared to 34.7% in 2001. We attribute the decrease in gross profit and margin primarily to the reduction in sales of services and of higher- margin networking products during 2002. Approximately $2.1 million of the decrease in gross profit was related to the decrease in sales from our computer networking business, which was sold in the fourth quarter of 2002. Computer Equity Corporation's gross profit increased $1.1 million while its margins remained relatively constant at approximately 25.5%. Computer Equity Corporation contributed 61.8% of the gross profit generated by this segment during 2002. Gross profit increased $1.9 million from 2000 to 2001 and margins decreased to 34.7% in 2001 compared to 42.0% in 2000. During 2001, this segment experienced an increase in gross margin due primarily to the inclusion of twelve months of operating results for two significant businesses acquired in 2000. These two significant acquisitions were Computer Equity Corporation, acquired on June 1, 2000, and Pacific Decision

Sciences Corporation, acquired on October 1, 2000. Companies acquired in 2000 contributed $9.4 million in gross profit in 2000. Gross profit and margin percentage from existing businesses decreased in 2000 as the poor performance of the technology sector during the fourth quarter of 2000 resulted in lower capital spending and increased incentives.

         Our Digital Angel Corporation segment's gross profit increased $0.2 million, or 1.5%, from 2001 to 2002, and margins increase to 40.6% from 37.6%. We attribute the increase in gross profit for 2002, to the acquisition of the Medical Systems division in March 2002, which contributed approximately $0.6 million of gross profit. This was partially offset by a decrease in gross profit of approximately $0.4 million from the Wireless and Monitoring division as a result of the decreased in sales in this division.. Gross profit increased by $4.1 million, or 44.5%, from 2000 to 2001, and margins decreased to 37.6% from 41.8%. Gross profit increased in 2001 primarily as a result of the acquisitions of Timely Technology Corp. in April 2000, which contributed $0.2 million of the increase, and Destron Fearing Corporation in September 2000, which contributed $5.6 million of the increase. These increases were partially offset by a reduction in gross margin from our existing business in this group. Gross profit margins decreased in 2001, primarily because the businesses acquired in 2000 earn lower margin percentages than our one existing business in this segment.

         Our InfoTech USA, Inc. segment's gross profit decreased $1.2 million, or 22.5%, from 2001 to 2002. Gross margin percentage increased to 18.3% from 15.7% in 2001. The decrease in gross profit was primarily due to the overall decrease in revenue resulting from the soft market in the IT industry, while the increase in gross margin is primarily attributable to the focus on sales of higher margin Intel based products and related technical services during 2002. Gross profit decreased $0.4 million, or 7.7%, from 2000 to 2001. Gross margin percentage decreased to 15.7% in 2001 compared to 21.3% in 2000. The poor performance of the economy and the technology sector in particular resulted in lower capital spending by our customers and increased incentives to our customers during 2001 as compared to 2000.

         Our All Other segment's gross profit decreased by $10.5 million, or 90.0%, from 2001 to 2002. Gross margin percentage increased to 83.9% in 2002 compared to 28.3% in 2001. Gross profit decreased $11.7 million, or 50.1%, from 2000 to 2001. Gross margin percentage decreased to 28.3% in 2001 compared to 44.4% in 2000. The decrease in gross profit in 2002 and 2001 is primarily due to the sale or closure of the business units comprising this segment during the last half of 2001 and the first half of 2002. We attribute the increase in gross margin in 2002 to inventory reserves of $4.3 million, which were recorded during 2001, and to the sale and closure of business units within this group. The majority of the business units that were sold or closed earned lower gross margins on average than the remaining business unit comprising this group during the first half of 2002.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expense from continuing operations was $66.5 million in 2002, a decrease of $35.9 million, or 35.1%, over the $102.3 million reported in 2001. Selling, general and administrative expense from continuing operations increased $40.3 million in 2001, or 65.0%, over the $62.0 million reported in 2000. As a percentage of revenue, selling, general and administrative expense from continuing operations has increased to 66.5% in 2002, from 65.5% in 2001 and 46.0% in 2000.

         Selling, general and administrative expense for each of the operating segments was:

                                                                2002            2001             2000
                                                                ----            ----             ----
                                                                     (AMOUNTS IN THOUSANDS)

Advanced Technology                                            $12,100        $ 12,273          $10,570
Digital Angel Corporation                                       15,615           9,595            7,810
InfoTech USA, Inc.                                               4,171           5,451            4,075
All Other                                                        1,504          28,876           23,041
Corporate (1)                                                   33,060          46,121           16,500
--------------------------------------------------------------------------------------------------------
                                                               $66,450        $102,316          $61,996
========================================================================================================

         Selling, general and administrative expense as a percentage of revenue for each of the operating segments was:

                                                              2002           2001            2000
                                                              ----           ----            ----
                                                               %              %               %
                                                              ----           ----            ----
Advanced Technology                                           28.9           27.5            32.7
Digital Angel Corporation                                     46.4           26.8            35.1
InfoTech USA, Inc.                                            18.4           16.0            14.9
All Other                                                    108.4           69.9            43.7
Corporate (1)                                                 33.1           29.5            12.2
-------------------------------------------------------------------------------------------------------
                                                              66.5           65.5            46.0
=======================================================================================================

(1)   Corporate's percentage has been calculated as a percentage of total revenue.


         Changes during the years were:

         Our Advanced Technology segment's selling, general and administrative expense decreased $0.2 million, or 1.4%, to $12.1 million in 2002 from $12.3 million in 2001. We attribute the decrease primarily to the reduction in revenues and the corresponding overhead for the majority of the businesses within this segment. As a percentage of revenue, selling, general and administrative expense increased 1.4% in 2002 as compared to 2001. Selling, general and administrative expense increased $1.7 million, or 16.1%, to $12.3 million in 2001 from $10.6 million in 2000. The acquisition of Computer Equity in June 2000 contributed $2.6 million of the increase and $1.2 million resulted from bad debt reserves. The increases were partially offset by staff reductions and other cost saving measures. Selling expense decreased as a percentage of revenue in 2001 as compared to 2000, as companies acquired in 2000 incurred less selling, general and administrative expenses as a percentage of revenue than the existing businesses.

         Our Digital Angel Corporation segment's selling, general and administrative expense increased by $6.0 million, or 62.7%, to $15.6 million in 2002 from $9.6 million in 2001. As a percentage of revenue, selling, general and administrative expense increased to 46.4% as compared to 26.8% in 2001. The increase in 2002 relates to expenses associated with the merger of pre-merger Digital Angel and MAS during the first quarter of 2002, of approximately $2.1 million, approximately

$2.5 million in expenses associated with the introduction of the Digital Angel product, approximately $0.6 million of additional commission and marketing expense in the GPS and Radio Communications division, and approximately $0.8 million of expense attributable to the Medical Systems division which was acquired in March 2002.. Selling, general and administrative expense increased by $1.8 million, or 23.1% to $9.6 million in 2001 from $7.8 million in 2000. The increase in 2001 was the result of the acquisitions during 2000 of Destron Fearing Corporation, which contributed $2.9 million of the increase, and Timely Technology Corp., which contributed $0.4 million of the increase. These increases were partially offset by a decrease in selling, general and administrative expense from our one existing business in this segment.

         Our InfoTech USA, Inc. segment's selling, general and administrative expense decreased $1.3 million, or 23.5%, to $4.2 million in 2002 from $5.5 million in 2001. The decrease in expense was due to several cost savings measures taken in 2002 including the centralization of the service and administrative operations, and the closure of two other small offices, which contributed $0.2 million of the decrease. Also, we reduced our work force and payments of sales commissions, both of which were related to the decline in revenue, which contributed $0.8 million of the decrease. Selling, general and administrative expense increased to $5.5 million in 2001 from $4.1 million in 2000. The increase in 2001 was due to the acquisition of InfoTech USA, Inc. in the fourth quarter of 2000.

         Our All Other's selling, general and administrative expense decreased $27.4 million, or 94.8%, to $1.5 million in 2002 from $28.9 million in 2001. The decrease resulted from the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002. Selling, general and administrative expense increased $5.8 million, or 25.3%, to $28.9 million in 2001 from $23.0 million in 2000. We attribute the increase to the acquisition of a software provider in December 2000.

         Corporate/Eliminations selling, general and administrative expense decreased $13.1 million, or 28.3%, to $33.1 million in 2002 from $46.1 million in 2001. We attribute the decrease in 2002 primarily to the one-time costs incurred during 2001, as more fully discussed below, and to a reduction in legal fees of approximately $1.7 million. Partially offsetting the decrease were increases related to the following factors:

             o Pursuant to the terms of the pre-merger Digital Angel and MAS merger agreement, which became effective March 27, 2002, options to acquire shares of pre-merger Digital Angel common stock were converted into options to acquire shares of MAS common stock. The transaction resulted in a new measurement date for the options and, as a result, we recorded non-cash compensation expense of approximately $18.7 million during 2002. As all of the option holders were our employees or directors, these options were considered fixed awards under APB Opinion No. 25 and expense was recorded for the intrinsic value of the options converted;

             o We incurred an increase in professional fees associated with accounting and auditing services during 2002 of approximately $1.2 million; and

             o We incurred non-cash compensation expense of approximately $0.5 million associated with interest payments that were due on September 27, 2001 and September 27, 2002. We have chosen not to pay the interest and related tax gross-up. We, therefore, consider such notes to be in default and have begun steps to foreclose on the underlying collateral (all of the stock) in satisfaction of the notes. Our decision to take this action relates in part to the passage of the recent corporate reform legislation under the Sarbanes-Oxley Act of 2002, which, among other things, prohibits further extension of credit to officers and directors.

         Corporate/Eliminations selling, general and administrative expenses increased $29.6 million, or 179.5% to $46.1 million in 2001 from $16.5 million in 2000. The significant increase was primarily as a result of an increase in bad debt reserves on notes and other receivables of $21.9 million. The reserves were considered necessary based upon several factors that occurred during the third and fourth quarters of 2001. These included:

             o A debtor declared bankruptcy, which resulted in a reserve of $2.5 million;

             o A $6.2 million note receivable, plus accrued interest, associated with a business sold in December 2000 was deemed uncollectible as the debtor has experienced significant business interruptions to a business located in New York directly related to September 11, 2001;

             o Three debtors are delinquent under required payment obligations resulting in a reserve of $3.4 million; and

             o A $9.0 million note received for issuance of shares of the Company's common stock was deemed uncollectible based upon the financial condition of the debtor.

         Also contributing to the increase in 2001 were:

             o $5.3 million of non-cash compensation expense due primarily to re-pricing 19.3 million stock options in September 2001. The re-priced options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and, accordingly, fluctuations in our common stock price result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expired; and

             o   $3.6 million in litigation reserves.

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

         Research and development expense for each of the operating segments was:

                                                      2002         2001         2000
                                                      ----         ----         ----
                                                          (AMOUNTS IN THOUSANDS)

Advanced Technology                                  $  861       $3,321       $  269
Digital Angel Corporation                             2,422        5,071        2,235
All Other                                                --          218           --
Corporate                                               235           --           --
---------------------------------------------------------------------------------------
                                                     $3,518       $8,610       $2,504
=======================================================================================

         Research and development expense relates primarily to the development of our products, Digital Angel, Thermo Life, VeriChip and Bio-Thermo and to software development costs. The research and development expense associated with software development was $0.9 million, $3.3 million and $0.3 million in 2002, 2001 and 2000, respectively.

         ASSET IMPAIRMENT

         Asset impairment during the years ended December 31, 2002, 2001 and 2000 was:

                                                       2002         2001        2000
                                                       ----         ----        ----
                                                          (AMOUNTS IN THOUSANDS)

Goodwill:

Advanced Technology                                  $    --      $30,453      $   --
  Digital Angel Corporation                           62,185          726          --
  All Other                                               --       32,427         818
--------------------------------------------------------------------------------------
       Total goodwill                                 62,185       63,606         818
Property and equipment                                 6,860        2,372          --
Investment in ATEC and Burling stock                      --           --       5,565
Software and other                                       337        5,741          --
--------------------------------------------------------------------------------------
                                                     $69,382      $71,719      $6,383
======================================================================================

         As of December 31, 2002, the net book value of our goodwill was $67.8 million. There was no impairment of goodwill upon the adoption of FAS 142 on January 1, 2002. However, based upon our annual review for impairment during the fourth quarter of 2002, we recorded an impairment charge of $62.2 million associated with our Digital Angel Corporation segment. The impairment relates to the goodwill associated with the acquisition of MAS in March 2002, and to Digital Angel Corporation's Wireless and Monitoring segment. Future goodwill impairment reviews may result in additional periodic write-downs. In addition, Digital Angel Corporation impaired $6.4 million of software associated with its Wireless and Monitoring segment. As of December 31, 2002, Digital Angel Corporation's Wireless and Monitoring segment has not recorded any significant revenues from its Digital Angel product, and therefore, it was determined that the goodwill and software were impaired.

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

         As a result of the restructuring and revision to our business model, the plan to implement an enterprise wide software system purchased in 2000 was discontinued during the third quarter of 2001, at which time the associated software costs were fully written off and the computer hardware was written down to its estimated net realizable value. During 2002, the remaining value of the equipment, which was no longer deemed saleable of approximately $0.5 million was written off.

         During the fourth quarter of 2000, we reviewed our goodwill and certain other investments for impairment and concluded that certain assets were impaired. At December 31, 2000, we recorded a charge of $6.4 million for permanent asset impairment related to our Digital Angel Corporation segment. The write off related to an exclusive license to a digital encryption and distribution software system. The charge is included in the consolidated statement of operations under the caption Asset Impairment.

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

         Depreciation and amortization expense from continuing operations by segments was as follows:

                                                            2002            2001         2000
                                                            ----            ----         ----
                                                                (AMOUNTS IN THOUSANDS)

Advanced Technology                                        $  569         $ 9,088      $ 2,990
Digital Angel Corporation                                   3,638          12,298        2,962
InfoTech USA, Inc.                                            261             503          176
All Other                                                       9           4,768        3,366
Corporate                                                     296           2,242        1,579
-----------------------------------------------------------------------------------------------
Total                                                      $4,773         $28,899      $11,073
===============================================================================================

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

         INCOME TAXES

         We had effective income tax (benefit) rates of 0.3%, 11.8%, and (14.8)% in 2002, 2001 and 2000, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from goodwill amortization associated with acquisitions, state taxes net of federal benefits and the increase or reduction of valuation allowances related to net operating loss carry forwards and other deferred tax assets. As of December 31, 2002, we have provided a valuation allowance to fully reserve our net operating loss carry forwards and our other existing net deferred tax assets. Our tax provision for 2001 was primarily the result of an increase in the valuation allowance due to the losses incurred during the year ended December 31, 2001, as well as our projections of future taxable income.

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

         RESULTS OF DISCONTINUED OPERATIONS

         The following discloses the results of Intellesale and all other non-core businesses comprising discontinued operations for the period January 1 through March 1, 2001, and the year ended December 31, 2000:

         DISCONTINUED INTELLESALE BUSINESS:                              JANUARY 1,
                                                                   THROUGH MARCH 1,          YEAR ENDED
                                                                               2001                2000
                                                                               ----                ----
                                                                              (amounts in thousands)
Product revenue                                                              $7,965            $ 95,666
Service revenue                                                                 370               6,826
                                                                  --------------------------------------
Total revenue                                                                 8,335             102,492
Cost of products sold                                                         6,974             104,396
Cost of services sold                                                            --               5,315
                                                                  --------------------------------------
Total cost of products and services sold                                      6,974             109,711
                                                                  --------------------------------------
Gross profit                                                                  1,361              (7,219)
Selling, general and administrative expenses                                  1,602              32,772
Gain on sale of subsidiary                                                       --              (5,145)
Depreciation and amortization                                                   121               2,949
Interest, net                                                                    --                  --
Impairment of investments                                                        --              46,600
(Benefit) provision for income taxes                                           (151)            (13,357)
Minority interest                                                               (11)                140
                                                                  --------------------------------------
(Loss) income from discontinued Intellesale businesses                       $ (200)           $(71,178)
                                                                  ======================================

         DISCONTINUED NON-CORE BUSINESSES:                               JANUARY 1,
                                                                   THROUGH MARCH 1,          YEAR ENDED
                                                                               2001                2000
                                                                               ----                ----
                                                                              (amounts in thousands)
Product revenue                                                              $5,074             $42,235
Service revenue                                                                 476                  --
                                                                  --------------------------------------
Total revenue                                                                 5,550              42,235
Cost of products sold                                                         3,525              33,428
Cost of services sold                                                           259                  --
                                                                  --------------------------------------
Total cost of products and services sold                                      3,784              33,428
                                                                  --------------------------------------
Gross profit                                                                  1,766               8,807
Selling, general and administrative expenses                                    932               7,926
Loss on sale of subsidiary                                                       --                 528
Depreciation and amortization                                                   143               1,268
Interest, net                                                                    29                 187
Impairment of investments                                                        --               3,619
(Benefit) provision for income taxes                                            185                (257)
Minority interest                                                                64                  61
                                                                  --------------------------------------
(Loss) income from discontinued non-core businesses                          $  413             $(4,525)
                                                                  ======================================

         TOTAL DISCONTINUED OPERATIONS:                                  JANUARY 1,
                                                                   THROUGH MARCH 1,          YEAR ENDED
                                                                               2001                2000
                                                                               ----                ----
                                                                              (amounts in thousands)
Product revenue                                                             $13,039            $137,901
Service revenue                                                                 846               6,826
                                                                  --------------------------------------
Total revenue                                                                13,885             144,727
Cost of products sold                                                        10,499             137,824
Cost of services sold                                                           259               5,315
                                                                  --------------------------------------
Total cost of products and services sold                                     10,758             143,139
                                                                  --------------------------------------
Gross profit                                                                  3,127               1,588
Selling, general and administrative expenses                                  2,534              40,697
Gain on sale of subsidiary                                                       --              (4,617)
Depreciation and amortization                                                   264               4,217
Interest, net                                                                    29                 187
Impairment of investments                                                        --              50,219
(Benefit) provision for income taxes                                             34             (13,614)
Minority interest                                                                53                 201
                                                                  --------------------------------------
(Loss) income from discontinued operations                                  $   213            $(75,702)
                                                                  ======================================

         The above results do not include any allocated or common overhead expenses. Included in Interest, net, above are interest charges based on the debt of one of these businesses that was repaid when the business was sold in January 2002.

         As of March 31, 2003, we have sold or closed substantially all of the businesses comprising Discontinued Operations. There is one insignificant company remaining, which had revenue and net loss for the year ended December 31, 2002, of $0.7 million and $0.2 million, respectively. We anticipate selling this remaining company in the next several months. Proceeds from the sales of Discontinued Operations companies were used to repay amounts outstanding under our credit agreement with IBM Credit. Any additional proceeds on the sale of the remaining business will also be used to repay debt.

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

         During 2002 and 2001, Discontinued Operations incurred a change in estimated loss on disposal and operating losses accrued on the measurement date of $1.4 million and $(16.7) million, respectively. The primary reason for the reduction in estimated losses for 2002 was due to the settlement of litigation for an amount less than anticipated. The primary reasons for the excess losses in 2001 were due to inventory write-downs of $4.5 million during the second quarter of 2001, a decrease in estimated sales proceeds as certain of the businesses were closed in the second and third quarters of 2001, an increase in legal expenses related to ongoing litigation, additional sales tax liabilities and additional facility lease costs.

         The business closures in 2001 were the result of a combination of the deteriorating market conditions for the technology sector as well as our strategic decision to reallocate funding to our core businesses. We also increased our estimated loss on the sale of Innovative Vacuum Solutions, Inc., which was sold during the second quarter of 2001, by $0.2 million, and on Ground Effects Ltd., which was sold in the first quarter of 2002, by $1.2 million.

         We do not anticipate a further loss on sale of the remaining business comprising Discontinued Operations. However, actual losses could differ from our estimates and any adjustments will be reflected in our future financial statements. During the years ended December 31, 2002, 2001 and 2000, the estimated amounts recorded were as follows:

-------------------------------------------------------------------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                           2002         2001        2000
                                                                           ----         ----        ----
                                                                               (amounts in thousands)
Operating losses and estimated loss on the sale of business units        $   684      $13,010     $ 1,619
Carrying Costs                                                            (2,104)       3,685       6,954

Less: Benefit for income taxes                                                --           --      (1,307)
                                                                    -----------------------------------------
                                                                         $(1,420)     $16,695     $ 7,266
                                                                    =========================================

         The following table sets forth the roll forward of the liabilities for operating losses and carrying costs from December 31, 2001, through December 31, 2002:

                                            Balance,                                                 Balance
                                          December 31,                                             December 31,
Type of Cost                                 2001              Additions       Deductions              2002
----------------------------------------------------------------------------------------------------------------
Operating losses and estimated
  loss on sale                              $ 1,173             $   684          $1,857              $    --
Carrying costs (1)                            7,218              (2,104)            206                4,908
Total                                       $ 8,391             $(1,420)         $2,063              $ 4,908
                                   =============================================================================

(1) Carrying costs at December 31, 2002, include all estimated costs to dispose of the discontinued businesses including $2.0 million for future lease commitments, $1.8 million for severance and employment contract settlements, $1.0 million for sales tax liabilities and $0.1 million for litigation settlement.

         During 2000, Intellesale refocused its business model away from the Internet segment and began concentrating on its traditional business of asset management and brokerage services and the sale of refurbished and new desktop and notebook computers, monitors and related components as a wholesale, business to business supplier. The transition resulted in significantly reduced revenues from its Bostek business unit in the first half of 2000 compared to substantial sales from this unit in the second half of 1999, contributing to the decline in revenue from 1999 to 2000. Gross profit was significantly impacted by lower margin business in the first half of 2000 coupled with an inventory charge of $8.5 million, as discussed below.

         In the second quarter of 2000, Intellesale recorded a pre-tax charge of $17.0 million. Included in this charge was an inventory reserve of $8.5 million for products Intellesale expected to sell below cost (included in cost of goods sold), $5.5 million related to specific accounts and other receivables, and $3.0 million related to fees and expenses incurred in connection with Intellesale's cancelled public offering and certain other intangible assets. This charge reflects the segment's decreasing revenue trend, lower quarterly gross profits and the expansion of Intellesale's infrastructure into a major warehouse facility. In addition, a more competitive business environment resulting from an overall slowdown in Intellesale's business segment, and management's attention to the Bostek operational and legal issues, contributed to the negative results. The impact of the loss resulted in Intellesale restructuring its overhead and refocusing its business model away from the Internet segment and back to its traditional business lines. This restructuring was completed in the fourth quarter of 2000 and during that quarter an additional $5.5 million of inventory acquired for retail distribution was written down to realizable value.

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

         Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased by $5.4 million or 24.7% to $16.5 million at December 31, 2002, from $21.9 million at December 31, 2001. The decrease was primarily as a result of the sale and closure of businesses during 2001 and 2002. As a percentage of 2002 and 2001 revenue, accounts and unbilled receivable were 16.6% and 14.0%, respectively.

         Inventories remained relatively stable at $6.4 million at December 31, 2002, compared to $6.2 million at December 31, 2001.

         Other current assets decreased by $1.9 million or 39.6% to $2.9 million at December 31, 2002, from $4.8 million at December 31, 2001. This decrease is primarily attributable to receipt of an $0.8 million tax refund in 2002 and a decrease in prepaid expenses.

         Accounts payable decreased by $5.6 million or 36.4% to $9.8 million at December 31, 2002 from $15.4 million at December 31, 2001. The decrease was primarily a result of the sale and closure of businesses during the last half of 2001 and the first half of 2002.

         Accrued interest and other expenses increased by $12.1 million, or 70.3%, to $29.3 million at December 31, 2002, from $17.2 million at December 31, 2001. The increase is primarily attributable to accrued interest.

         Investing activities provided cash of $8.0 million, $2.7 million and $18.4 million in 2002, 2001 and 2000, respectively. In 2002, cash of $3.2 million was provided by collection of notes receivables, $4.9 million of proceeds from the sale of subsidiaries, business assets, property and equipment, and $2.6 million was received from buyers of divested subsidiaries. Cash was used primarily to purchase property and equipment and to fund Discontinued Operations. In 2001, $2.8 million was used to acquire property and equipment, offset by cash proceeds from the sale of subsidiaries and business assets of $1.7 million, proceeds from the sale of property and equipment of $1.3 million, collections of notes receivable of $1.3 million and a reduction in other assets of $0.9 million. In 2000, we collected $31.3 million from the purchaser of TigerTel included in decreases in notes receivable and $0.9 million from the sale of assets, and realized cash of $1.7 million from our Discontinued Operations. The sources were partially offset by cash of $9.1 million used to acquire businesses, $8.4 million used to acquire property and equipment, and $1.0 million for other assets.

         Financing activities (used) provided cash of ($2.8) million, $10.9 million and $30.8 million in 2001, 2000 and 1999, respectively. In 2002, cash was used to pay $6.2 million in notes payable and long-term debt, offset by $1.7 million provided from issuance of common shares, $1.2 from collections of notes receivable for shares issued, and $1.3 provided by increases in notes payable. In 2001, cash of $14.0 million was obtained through notes payable, $0.6 million was provided by long-term debt and $0.7 million was provided from the issuance of common shares. Cash was used primarily for stock issuance costs of $0.8 million, and payments of long-term debt of $2.5 million. In 2000, $19.1 million was received from the issuance of Series C preferred stock, $16.0 million was obtained through long-term debt, $2.2 million was obtained from net increases in notes payable and $6.1 million was obtained through the issuance of common shares. Uses of cash in 2000 included payments of $11.6 million against long-term debt, and $0.8 million for other financing costs.

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

         Under the terms of the IBM Credit Agreement we were required to repay IBM Credit Corporation $29.8 million of the $77.2 million outstanding principal balance owed to them plus $16.4 million of accrued interest and expenses (totaling approximately $46.2 million), on or before February 28, 2003. We did not make such payment by February 28, 2003, and on March 3, 2003, IBM Credit notified us that we had until March 6, 2003, to make the payment. We did not make the payment on March 6, 2003, as required. In addition, were not in compliance with the financial performance covenant under the IBM Credit Agreement as of December 31, 2002. Our failure to comply with the payment terms imposed by the IBM Credit Agreement and our failure to maintain compliance with the financial performance covenant constitute events of default under the IBM Credit Agreement. On March 7, 2003, we received a letter from IBM Credit declaring the loan in default and indicating that IBM Credit would exercise any and/or all of its remedies.

         On March 27, 2003, we announced that we had executed a forbearance agreement term sheet with IBM Credit. The forbearance agreement becomes effective on or about March 31, 2003 and grants us more favorable loan repayment terms and more time in which to meet our current obligations to IBM Credit. It contains various purchase rights for us to buy back our existing indebtedness from IBM Credit, including a one-time payment on or before June 30, 2003, of $30 million. Payment of this amount will constitute complete satisfaction of any and all of our obligations to IBM Credit. Provided there has not earlier occurred a "Termination Event," as defined, at the end of the forbearance period, the provisions of the forbearance agreement shall become of no force and effect. At that time, if the repayment terms of the forbearance agreement are not met, IBM Credit shall be free to exercise and enforce, or to take steps to exercise and enforce, all rights, powers, privileges and remedies available to them under the IBM Credit Agreement, as a result of the payment and covenant defaults existing on March 24, 2003. If we are not successful in satisfying the payment obligations under the forbearance agreement or we do not comply with the terms of the forbearance agreement or the IBM Credit Agreement, and IBM Credit were to enforce its rights against the collateral securing the obligations to IBM Credit, there would be substantial doubt that we would be able to continue operations in the normal course of business.

         Our ability to continue as a going concern and to continue operations in the normal course of business is also predicated upon numerous factors with varying levels of importance as follows:

              o First, to the successful repayment of all of our obligations to IBM Credit, is to successfully implement our business plans, manage expenditures according to our budget, and generate positive cash flow from operations so that we can become profitable and generate sufficient cash flow to meet our operating needs;

              o Second, we must develop an effective marketing and sales strategy in order to grow our business and compete successfully in our markets;

              o Third, we must obtain the necessary approvals to expand the market for our VeriChip product;

              o Fourth, we must complete the development of the second generation Digital Angel product in order to improve the product's salability; and

              o Finally, we must realize positive cash flow with respect to our investment in Digital Angel Corporation in order to provide us with an appropriate return on our investment.

         We have established a management plan to mitigate the effect of our going concern uncertainty conditions over the next twelve months. The major components of our plan are as follows:

     o To raise funds to repay a portion of our obligations to IBM Credit through the offering of up to 50 million shares of our common stock in a best efforts offering. These shares are currently being registered under a registration statement filed with the SEC on December 23, 2002 (File No. 333-102165);

     o To utilize the shares of Digital Angel Corporation's common stock currently in the Digital Angel Trust and/or our receivables and inventory to secure additional funds to repay IBM Credit (noting that these assets will be released from liens by IBM Credit upon repayment in full of our obligations under the forbearance agreement);

     o To borrow against Digital Angel Corporation's receivables and inventory, if necessary;

     o To attempt to establish a sustainable positive cash flow business model;

     o To attempt to produce additional cash flow and revenue from our advanced technology products - Digital Angel(TM), Thermo Life(TM), VeriChip(TM) and Bio-Thermo(TM); and

     o To generate additional liquidity through divestiture of business units and assets that are not critical to our long-term strategy.

         It is the opinion of our management that the likelihood of the above plan being effectively implemented is good. On a consolidated reporting basis, cash of $3.9 million was used by operations for the year ended December 31, 2002. Of this amount, Digital Angel Corporation used approximately $2.7 million. Our goal is to establish a sustainable positive cash flow business model.

         We believe that we will be able to generate sufficient revenues, profit margins and related cash flow in the year 2003 from the Advanced Technology segment to cover the operating expenses of this segment as well as our corporate overhead (exclusive of the corporate overhead of Digital Angel Corporation and InfoTech USA, Inc.). The primary source of revenue for the Advanced Technology segment is Computer Equity Corporation. For the year ended December 31, 2002, the Advanced Technology segment reported gross revenue of $41.9 million. Of this amount, Computer Equity Corporation represented $31.3 million or 74.7% of the total revenue. The future revenue outlook for Computer Equity Corporation appears to be positive. In January 2003, Computer Equity Corporation's wholly owned subsidiary, GTI, was one of seventeen companies awarded the federal government's CONNECTIONS contract, which replaced the previous WACS contract. The CONNECTIONS contract has a three-year base term and five successive one-year renewal options.

The renewal options are at the discretion of the government. The CONNECTIONS contract is similar to the WACS contract in that it will allow Computer Equity Corporation to provide government agencies with equipment and services for campus and building communications networks and related infrastructure without the need to follow the full procurement process for a new contract. During 2003 and beyond our focus will be to generate significant revenue and cash flow from our advanced technology products. We hope to realize revenue and positive cash flow in 2003 and beyond as these products gain customer acceptance and awareness throughout the world.

         As of December 31, 2002, the Advanced Technology segment and "Corporate/Eliminations" had a combined cash balance $3.0 million, Digital Angel Corporation had a cash balance of $0.2 million and InfoTech USA, Inc.
had a cash balance of $2.6 million. The specific components and the approximate amount of funds that we anticipate that we will need to continue operating for the next twelve months are as follows:

               o To fund operations (excluding research and development) - none, as we expect to achieve cash flow from operations exclusive of research and development expense
               o   To fund research and development - $6.2 million
               o   To fund capital expenditures - $1.4 million
               o   To fund debt service - $30.5 million

         The nature of our business is such that it does not require a material cash outlay for capital expenditures, and we have no plans to make significant investments in capital expenditures for the next twelve months. We estimate that our Advanced Technology segment's capital expenditures for 2003 will be less than $0.4 million, that Digital Angel Corporation's capital expenditure will be approximately $1.0 million for 2003 and that InfoTech USA, Inc.'s capital expenditures for 2003 will be de minimus. For the year ended December 31, 2003, we anticipate the cash outlay for our research and development efforts relating to our advanced technology products to approximate $0.8 million and that Digital Angel Corporation's cash outlay for such efforts will be approximately $5.4 million. InfoTech USA, Inc. does not incur research and development expense.

         Assuming that we are successful in satisfying our obligations to IBM Credit under the terms of the forbearance agreement, that we have positive cash flow from operations and that we rely on our various other sources of liquidity as discussed below, we believe that we should have sufficient working capital to satisfy our short-term needs over the next twelve months.

         Sources of Liquidity

         While we anticipate that our operations will provide positive cash flow during 2003, our operating activities did not provide positive cash flow during 2002 and 2001. In addition, during 2003, we are required to make substantial debt payments under the terms of the forbearance agreement term sheet with IBM Credit. Accordingly, there can be no assurance that we will have access to funds necessary to provide for our ongoing operations or to make the required debt payments. Our sources of liquidity may include proceeds from the sale of common stock and preferred shares, proceeds from the sale of businesses, proceeds from the sale of the Digital Angel Corporation common stock held in the Digital Angel Trust, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings. These options may not be available, or if available, may not be on favorable terms. Our capital requirements depend on a variety of factors, including but not limited to, repayment obligations under the IBM Credit Agreement, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions.

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

         Contractual Obligations

         The following table shows the aggregate of our contractual cash obligations at December 31, 2002:

                                                                    Less Than                              After 5
Contractual Cash Obligations                             Total         1 Year    1-3 Years  4-5 Years        Years
-------------------------------------------------------------------------------------------------------------------
                                                                       (amounts in thousands)
Notes payable, long-term debt and other
  long-term liabilities                               $ 86,280        $81,879       $1,088     $   81      $ 3,232
Operating leases                                        15,039          1,385        1,061        696       11,897
Employment contracts                                     5,398          2,483        1,404        789          722
                                                  -----------------------------------------------------------------
  Total contractual cash obligations                  $106,717        $85,747       $3,553     $1,566      $15,851
                                                  =================================================================

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

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the FASB issued FAS No. 141 Business Combinations and FAS No. 142 Goodwill and Other Intangible Assets. FAS 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We adopted the provisions of each statement, which apply to goodwill and certain intangibles acquired prior to June 30, 2001, on January 1, 2002. The adoption of these standards had the impact of reducing our amortization of goodwill commencing January 1, 2002. There was no impairment of goodwill upon adoption of FAS 142. We recorded an impairment charged of $62.2 million based upon our annual review of our goodwill during the fourth quarter of 2002. Future impairment reviews may result in additional periodic write-downs.

         In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. We will adopt FAS 143 on January 1, 2003. Application of the new rules is not expected to have a significant impact on our financial position and results of operations.

         In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supercede the provisions of APB Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from Discontinued Operations to be displayed in Discontinued Operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. This statement is effective for fiscal years beginning after December 15, 2001. We adopted this statement on January 1, 2002. The adoption of FAS 144 did not have a material impact on our operations or financial position.

         In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for years beginning after May 2002, for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002, for the provision related to the amendment of Statement 13. The adoption of FAS 145 did not have material effect on our operations or financial position.

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

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         With our United Kingdom subsidiary we have operations and sales in various regions of the world. Additionally, we export and import to and from other countries. Our operations may therefore be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses are denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors.

         We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Borrowings under our IBM Credit Agreement and borrowings under Digital Angel Corporation's mortgage notes payable bear interest at fixed interest rates. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term (less than three-months) investments.

         Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosure is required.

         The table below presents the principal amount and weighted-average interest rate for our debt portfolio:

                                                                       Carrying Value at
         Dollars in Millions                                           December 31, 2002*
         --------------------------------------------------------------------------------
           Total notes payable and long-term debt                            $85.2
           Notes payable bearing interest at fixed interest rates            $84.0
           Weighted-average interest rate in 2002                            21.0%

         *Due to the current default and resulting Forbearance Agreement with respect to the IBM debt, it is not practicable to determine the fair value of the Company's notes payable and long-term debt.

         The table below presents a sensitivity analysis of fluctuations in foreign currency exchange rates:

                                                                      For the Year Ended
         Dollars in Millions                                           December 31, 2002
         --------------------------------------------------------------------------------
         Exchange Rate Sensitivity:
         Net foreign currency gains recorded
           in our Consolidated Statement of Operations                   $0.03 million
         Foreign currency translation adjustments included
           in Other Comprehensive Income                                 $ 0.8 million

      A 10% change in the applicable foreign exchange rates would result in an increase or decrease in our foreign currency gains and losses and translation adjustments of a de minimus amount.

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

         The reports of PricewaterhouseCoopers LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that the reports for each of the years ended December 31, 2000, and December 31, 2001 contained an explanatory paragraph expressing doubt about our ability to continue as a going concern. In connection with its audits for the three most recent fiscal years and through April 11, 2002, there had been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years. The following were the only reportable events as defined under Regulation S-K Item 304(a)(1)(v). During the two most recent fiscal years and through April 11, 2002, PricewaterhouseCoopers LLP discussed with the Audit Committee of the Board of Directors the following findings, all of which we agreed with and all of which have been remedied. During the year ended December 31, 2001, one of our subsidiaries lacked evidence of customer acceptance prior to the recognition of certain revenue and did not have proper restrictions to vendor access within its accounts payable system. During the year ended December 31, 2000, a second subsidiary lacked monitoring controls over its accounts receivable and was unable to provide certain detailed inventory listings for certain general ledger balances. That subsidiary was part of our Discontinued Operations and has been closed since 2001. On April 17, 2002, we engaged Grant Thornton LLP as our new independent accountants to audit the financial statements for the year ending December 31, 2002. During 2000 and 2001, and in the subsequent interim period, we had not consulted with Grant Thornton LLP on items which concerned the application of accounting principles generally, or to a specific transaction or group of either completed or proposed transactions, or the type of audit opinion that might be rendered on our financial statements.

         On April 22, 2002, we filed a Current Report on Form 8-K with the SEC to report the engagement of Grant Thornton LLP. Attached to that report as an exhibit was a letter from PricewaterhouseCoopers LLP addressed to the SEC stating the following: "We have read the statements made by Applied Digital Solutions, Inc. (copy attached), which was filed with the Commission, pursuant to Item 4 of Form 8-K, as part of the Company's Form 8-K report dated April 11, 2002. On March 27, 2002, we issued a report to the Audit Committee listing two material weaknesses from prior years. Management has represented they have implemented remedial action plans. Since we have performed no audit procedures subsequent to the date of our report, we cannot confirm the effectiveness of these remedial actions. Otherwise, we agree with the statements concerning our Firm in such Form 8-K."

         On May 21, 2002, we filed a Current Report on Form 8-K with the SEC to report that, by letter dated May 14, 2002, Grant Thornton LLP resigned as our outside auditing firm. We, and Grant Thornton, had a disagreement on the proper accounting treatment with respect to a non-cash item in connection with the merger of pre-merger Digital Angel and MAS. As a result of the nature of the disagreement as outlined below, Grant Thornton communicated its resignation as our auditors. Grant Thornton advised us that our proposed treatment of the non-cash item was inconsistent with the position taken in MAS's definitive proxy statement dated February 14, 2002, related to the merger. Grant Thornton advised that we had not brought to Grant Thornton's attention the change in accounting position and that it did not believe it could rely upon future representations made by our management. Grant Thornton also advised us that it had not completed its review of our quarterly report on Form 10-Q for the first quarter of 2002.

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

         On May 24, 2002, we filed a Current Report on Form 8-K to disclose that we had issued a press release on May 22, 2002, stating that the timing of Grant Thornton's resignation as our outside auditors prevented us from filing its Form 10-Q with an auditor's review. As a result, we received a letter from the Nasdaq staff indicating that the

Form 10-Q did not comply with Marketplace Rule 4310(c)(14), and, accordingly, that an "E" would be added to our trading symbol. The letter indicated that our common stock was subject to delisting unless we requested a hearing before a Nasdaq listing qualifications panel. We informed Nasdaq that we intended to make such a request. In accordance with applicable Marketplace Rules, the hearing request had the effect of staying any action pending the decision of the hearing panel. In the interim, the letter "E" was appended to our trading symbol and from July 12, 2002, to July 30, 2002, our common stock was delisted by the Nasdaq NM and was traded on the Pink Sheets under the symbol "ADSX.PK." On July 18, 2002, we filed an amended quarterly report on Form 10-Q, which presented condensed financial statements that had been reviewed by our independent public accountants, Eisner LLP. As a result, the Nasdaq hearing panel temporarily relisted our common stock effective July 31, 2002. However, we were unable to satisfy the required minimum closing bid price requirement by October 25, 2002, and as a result, effective November 12, 2002, our common stock began trading on the SmallCap under our existing symbol ADSX.

                                  PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

         Name                  Age                          Position                         Position Held Since
----------------------------------------------------------------------------------------------------------------------

  Scott R. Silverman            39         Chairman of the Board, Chief Executive Officer    March 2002 (President)
                                           and President                                     March 2003 (Chairman
                                                                                             and CEO)
  Kevin H. McLaughlin           60         Senior Vice President, Chief Operating Officer    March 2003
  Michael E. Krawitz            33         Senior Vice President, General Counsel Secretary  December 2000
                                                                                             (appointed Secretary in
                                                                                             March 2003)
  Evan C. McKeown               44         Vice President, Chief Financial Officer           March 2002
  Peter Zhou                    63         Vice President, Chief Scientist                   January 2000
  Arthur F. Noterman            61         Director                                          February 1997
  Daniel E. Penni               55         Director                                          March 1995
  Dennis G. Rawan               59         Director                                          December 2002
  Constance K. Weaver           50         Director                                          July 1998

         Following is a summary of the background and business experience of the directors and executive officers:

         Scott R. Silverman: Mr. Silverman, age 39, has served since August 2001 as a special advisor to the Board of Directors. In March 2002, he was appointed to the Board of Directors and named President. In March 2003, he was appointed Chairman of the Board and Chief Executive Officer. Mr. Silverman's term as director expires in 2004. From September 1999 to March 2002, Mr. Silverman operated his own private investment-banking firm and prior to that time, from October 1996 to September 1999, he served in various capacities for us including positions related to business development, corporate development and legal affairs. From July 1995 to September 1996, he served as President of ATI Communications, Inc., one of our subsidiaries. He began his career as an attorney specializing in commercial litigation and communications law at the law firm of Cooper Perskie in Atlantic City, New Jersey, and Philadelphia, Pennsylvania. Mr. Silverman is a graduate of the University of Pennsylvania and Villanova University School of Law.

         Kevin H. McLaughlin: Mr. McLaughlin, age 60, was appointed our Senior Vice President and Chief Operating Officer in March 2003. From April 12, 2002, Mr. McLaughlin served as a director and Chief Executive Officer of InfoTech USA, Inc., our 52.5% owned subsidiary. Prior to that time, he served as Chief Executive Officer of Computer Equity Corporation, our wholly-owned subsidiary. Mr. McLaughlin joined us as Vice President of Sales and Marketing in June 2000. From June 1995 to May 2000, he served as Senior Vice President of Sales for SCB Computer Technology, Inc.

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

         Dennis G. Rawan: Mr. Rawan, age 59, was appointed a director effective December 10, 2002 and serves as Chairman of the Audit Committee of the Board of Directors. Mr. Rawan was Chief Financial Officer of Expo International, Inc. (Expo) from 1996 until his retirement in 2000. Expo provides information technology products and services to the event industry. For over 20 year prior to joining Expo, Mr. Rawan was a certified public accountant (CPA) providing audit, review, tax and financial statement preparation services for a variety of clients. From 1970 to 1988, while working as a CPA, Mr. Rawan taught graduate level accounting courses at Babson College. Mr. Rawan earned a Bachelor of Arts degree and a Master of Business Administration degree from Northeastern University.

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

         DIRECTORSHIPS

         Mr. Scott R. Silverman and Mr. Kevin H. McLaughlin serve on the Board of Directors of InfoTech USA, Inc. No other directors or executive officers hold directorships in any other company that has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

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

         COMPENSATION OF DIRECTORS

         Our non-employee directors receive a fixed quarterly fee in the amount of $5,000 per quarter. In addition, non-employee directors receive a quarterly fee in the amount of $1,000 for each committee of which they are a member. Reasonable travel expenses are reimbursed when incurred. During
2002, Messrs. Noterman, Penni and Ms. Weaver each received $28,000 in additional non-cash compensation, which resulted from the difference between the price used to determine the number of shares of common stock issued to Messrs. Noterman, Penni and Ms. Weaver in payment of their standard directors fees and the market price of our common stock at the time of issuance. Individuals who become directors are automatically granted an initial option to purchase 25,000 shares of common stock on the date they become directors. Each of such options is granted pursuant to our 1996 Non-Qualified Stock Option Plan or the 1999 Flexible Stock Plan on terms and conditions determined by the Board of Directors. During 2002, Messrs. Noterman, Penni and Rawan and Ms. Weaver were granted 200,000, 200,000, 25,000 and 200,000 options to purchase shares of our common stock, respectively. Mr. Rawan's options were issued in connection with his appointment to the Board of Directors in December 2002. Messrs. Noterman, Penni and Ms Weaver's options were annual option awards. The amount of options granted was discretionary and was determined by the Compensation Committee of the Board of Directors. Directors who are not also executive officers are not eligible to participate in any of our other benefit plans.

     ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain summary information concerning the total remuneration paid in 2002 and the two prior fiscal years to our Chief Executive Officer and our four other most highly compensated executive officers (collectively, the "Named Executive Officers").

                                               SUMMARY COMPENSATION TABLE

                                                                                       Long-Term Compensation
                                                                               --------------------------------------
                                                Annual Compensation                     Awards               Payouts
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Other
                                                                  Annual       Restricted    Options/          LTIP     All Other
    Name and Principal                    Salary     Bonus($)  Compensation      Stock       SAR's(#)         Payouts  Compensation
       Position (1)               Year      ($)        (2)        ($)(3)        Awards($)      (4)              (#)        ($)

Richard J. Sullivan(5)            2002   $450,000    $140,000     $326,841        $  --     6,000,000(9)        $ --       $ --
Former Chairman, CEO and          2001    450,000     448,801       57,424           --    10,875,000(10)(11)     --         --
     Secretary                    2000    450,000     180,000      936,672           --     4,000,000(12)         --         --


Scott R. Silverman(6)             2002    165,577      22,030        2,563           --     2,900,000(13)         --         --
  Chairman, CEO, President        2001         --          --           --           --       243,750(14)         --         --

  and Director                    2000         --          --           --           --            --             --         --

Jerome C. Artigliere(7)           2002    178,365      22,030       31,588           --     2,750,000(15)         --         --
  Former Senior Vice President,   2001    175,000      14,174       87,688           --     1,363,375(10),(16)    --         --
  Chief Operating Officer,        2000    134,616      35,000           --           --       100,000(17)         --         --
  Assistant Treasurer

Michael E. Krawitz(8)             2002    170,769      22,030           --           --     1,950,000(18)         --         --
  Senior Vice President,          2001    160,000      14,174           --           --       550,875(9),(19)     --         --
  General Counsel                 2000    151,853      35,000           --           --       100,000(20)         --         --
  Secretary

Peter Zhou                        2002    216,058       7,500           --           --       200,000(21)         --         --
  Vice President, Chief           2001    212,839          --           --           --       322,750(9),(22)     --         --
  Scientist                       2000    151,456      25,000           --           --       478,125(23)         --         --

----------------------------
(1)  See "Related Party Transactions."
(2) The amounts in the Bonus column were discretionary awards granted by the Compensation Committee in consideration of the contributions of the respective named executive officers.
(3) Other annual compensation includes: (a) in 2002, for Richard J. Sullivan $296,190 related to the difference between the price used to determine the number of shares of common stock issued to Mr. Sullivan in lieu of cash compensation and the market price of stock at the time of issuance, a general expense allowance of $17,362, an auto allowance of $10,242 and a payment of $3,047 for a tax gross up; for Mr. Silverman, an auto allowance of $2,563, for Mr. Artigliere a general expense allowance of $25,000 and an auto allowance of $6,588; (b) in 2001, for Richard J. Sullivan, a general expense allowance of $39,673 and an auto allowance of $17,751, for Mr. Artigliere, $50,000 in moving expenses, a general expense allowance of $30,000 and an auto allowance of $7,688; and (c) in 2000, for Richard J. Sullivan, $936,672 of other compensation representing the fair value of property (a two bedroom condominium in Ocean Ridge, Florida) paid to Richard J. Sullivan, including the associated payment of taxes on his behalf, pursuant to his employment agreement.
(4) Indicates number of securities underlying options. Includes options granted by our subsidiaries.
(5)  Mr. Sullivan retired in March 2003.
(6)  Mr. Silverman joined us as a Director and President in March 2002.
     He assumed the positions of Chairman of the Board of Directors and Chief Executive Officer in March 2003.
(7)  Mr. Artigliere resigned in March 2003.
(8)  Mr. Krawitz assumed the position of Secretary in March 2003.
(9) Includes 3,200,000 options granted by us, 1,000,000 options granted by Digital Angel, 350,000 options granted by InfoTech USA, Inc., 1,450,000 options granted by VeriChip Corporation.
(10) Includes options granted in prior years that were re-priced during 2001 as follows: (a) for Richard J. Sullivan, 7,675,000; (b) for Jerome C. Artigliere, 254,000; (c) for Michael E. Krawitz, 154,000; and (d) for Peter Zhou, 129,000.
(11) Includes 10,675,000 options granted by us, 200,000 options granted by InfoTech USA.
(12) Includes 4,000,000 options granted by us.
(13) Includes 1,600,000 options granted by us, 350,000 options granted by InfoTech USA, Inc., 950,000 options granted by VeriChip
     Corporation.
(14) Includes 93,750 options granted by Digital Angel, 50,000 options granted by New Digital Angel, 100,000 options granted by InfoTech USA, Inc.
(15) Includes 1,300,000 options granted by us, 500,000 options granted by InfoTech USA, Inc., 950,000 options granted by VeriChip Corporation.



(16) Includes 1,129,000 options granted by us, 234,375 options granted by Digital Angel.
(17) Includes 100,000 granted by us.
(18) Includes 1,000,000 options granted by us, 950,000 options granted by VeriChip Corporation.
(19) Includes 504,000 options granted by us, 46,875 options granted by Digital Angel.
(20) Includes 100,000 granted by us.
(21) Includes 200,000 granted by us.
(22) Includes 229,000 granted by us, 93,750 options granted by Digital
     Angel.
(23) Includes 150,000 granted by us, 328,125 options granted by Digital Angel.

         The following table contains information concerning the grant under all of our stock option plans and under all of our subsidiary stock option plans, to the Named Executive Officers during 2002:

                                                  OPTION GRANTS IN 2002
                                                    INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------------------------------
                                                                                           Potential Realizable Value At
                                                                                              Assumed Rates of Stock
                                                                                           Appreciation for Option Term
---------------------------------------------------------------------------------------    -----------------------------
                         Number of         % of Total
                         Securities          Option
                         Underlying        Granted to
                          Options           Employees     Exercise
       Name              Granted (#)         in 2002    Price ($/Sh)    Expiration Date       5% ($)             10% ($)
-----------------------  ----------        ----------   ------------    ---------------      --------         ----------
Richard J. Sullivan       1,200,000    (1)    11.9%       $0.32(7)        February-08        $130,666         $  296,457
                          2,000,000    (1)    19.8         0.28(7)            July-08         190,654            432,592
                          1,000,000    (2)    27.1         3.39               June-13         711,025          1,855,353
                            350,000    (3)    13.6         0.28               June-10         167,248            400,648
                          1,000,000    (4)    14.5         0.05           February-10         477,850          1,144,709
                            450,000    (5)     6.5         0.05              April-11         248,284            611,631

Scott R. Silverman        1,000,000    (1)     9.9         0.32           February-08         108,888            247,048
                            600,000    (1)     5.9         0.28               July-08          57,196            129,778
                            350,000    (3)    13.6         0.28               June-10         167,248            400,648
                            500,000    (4)     7.2         0.05           February-10         238,925            572,354
                            450,000    (5)     6.5         0.05              April-11         248,284            611,631

Jerome C. Artigliere(6)     850,000    (1)     8.4         0.32(7)        February-08          92,555            209,990
                            450,000    (1)     4.4         0.28(7)            July-08          42,897             97,333
                            500,000    (3)    19.4         0.28               June-10         238,925            572,354
                            500,000    (4)     7.2         0.05           February-10         238,925            572,354
                            450,000    (5)     6.5         0.05              April-11         248,284            611,631

Michael E. Krawitz (6)      600,000    (1)     5.9         0.32           February-08          65,333            148,229
                            400,000    (1)     4.0         0.28               July-08          38,131             86,518
                            350,000    (3)    13.6         0.28               June-10         167,248            400,648
                            500,000    (4)     7.2         0.05           February-10         238,925            572,354
                            440,000    (5)     6.4         0.05              April-11         242,767            598,039

Peter Zhou                  150,000    (1)     1.5         0.32           February-08          16,333             37,057
                             50,000    (1)     0.5         0.28               July-08           4,766             10,815

-------------------
(1) These options were granted under the 1999 Flexible Stock Plan at an exercise price equal to the fair market value of our common stock on the date of grant. These options vest one year from the date of grant.

(2) Digital Angel Corporation granted these options at an exercise price equal to the fair market value of our common stock on the date of grant. These options vest one year from the date of grant.

(3) InfoTech USA, Inc. granted these options at an exercise price equal to the fair market value of our common stock on the date of grant. These options vest one year from the date of grant.

(4) VeriChip Corporation granted these options at an exercise price equal to the fair market value of our common stock on the date of grant. These options vest one year from the date of grant.

(5) VeriChip Corporation granted these options at an exercise price equal to the fair market value of our common stock on the date of grant. These options vest two years from the date of grant.

(6) The table excludes 23,669 options that were granted to Mr. Artigliere and 12,657 options that were granted to Mr. Krawitz. These options were granted under the 1999 Employees Stock Purchase Plan at a price per share equal to 85% of the fair market value of our common stock on (i) the date on which the option was granted (i.e., the first business day of the offering) and (ii) the date on which the option was exercised (i.e., the last business day of the offering), whichever is less.

(7) Mr. Sullivan's and Mr. Artigliere's options were re-priced on March 24, 2003. The new options are exercisable at $0.01 per share. All other terms remain unchanged.

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

         The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during 2002 and unexercised options held on December 31, 2002:

                  AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                                                              Number of Securities           Value of Unexercised
                                                             Underlying Unexercised          In-The-Money Options
                                 Exercised in 2002         Options at Year End 2002 (#)    at Year End 2002 ($)(2)
                          -------------------------------  ----------------------------   ----------------------------
                            Shares Acquired     Value
            Name            Upon Exercise(#)  Realized($)  Exercisable    Unexercisable   Exercisable    Unexercisable
--------------------------  ----------------  -----------  -----------    -------------   -----------    -------------
RICHARD J. SULLIVAN
           Applied Digital
           Solutions, Inc.      646,297        $171,837    8,285,000(3)     3,300,000(3)   $2,154,100       $377,000
       Digital Angel Corp.      937,500               -            -                -               -              -
        InfoTech USA, Inc.            -               -      200,000          350,000               -              -
      VeriChip Corporation            -               -            -        1,450,000               -        290,000

SCOTT R. SILVERMAN
           Applied Digital
           Solutions, Inc.            -               -       325,000       1,600,000          84,500        168,000
       Digital Angel Corp.       93,750         366,830             -               -               -              -
        InfoTech USA, Inc.            -               -       100,000         350,000               -              -
      VeriChip Corporation            -               -             -         950,000               -        190,000

JEROME C. ARTIGLIERE
           Applied Digital
           Solutions, Inc.      104,577           4,049     1,029,000       1,300,000         267,540        135,000
       Digital Angel Corp.            -               -       234,375               -         440,156              -
        InfoTech USA, Inc.            -               -             -         500,000               -              -
      VeriChip Corporation            -               -             -         950,000               -        190,000

MICHAEL E. KRAWITZ
           Applied Digital
           Solutions, Inc.       13,178             828       504,000       1,000,000         131,040        106,000
       Digital Angel Corp.        3,000          19,962       114,188               -         214,445              -
        InfoTech USA, Inc.            -               -       100,000         350,000               -              -
      VeriChip Corporation            -               -                       940,000               -        188,000

PETER ZHOU
           Applied Digital
           Solutions, Inc.      100,000          58,000       112,333         216,667          29,207         24,333
       Digital Angel Corp.      150,000         529,595       271,875               -         491,581              -
        InfoTech USA, Inc.            -               -             -               -               -              -
      VeriChip Corporation            -               -             -         100,000               -              -

--------------------
(1) The values realized represents the aggregate market value of the shares covered by the option on the date of exercise less the aggregate exercise price paid by the executive officer, but do not include deduction for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares. Amounts do not include value realized upon the exercise of stock options issued by our subsidiaries.

(2) The value of the unexercised in-the-money options at December 31, 2002, is based upon the following fair market values: $0.41 for options exercisable into shares of our common stock (based on the closing price of our common stock as reported on the Nasdaq SmallCap Market on December 31, 2002); $2.55 for options exercisable into shares of Digital Angel Corporation's common stock (based upon the closing price of Digital Angel Corporations common stock as reported on the American Stock Exchange on December 31, 2002; $0.17 for options exercisable into shares of InfoTech USA, Inc.'s common stock (based on the closing price of InfoTech USA, Inc.'s common stock on the OTC Bulletin Board on December 31, 2002; and $0.25 for options exercisable into shares of VeriChip Corporation's common stock based upon the estimated fair value on December 31, 2002. The values shown are net of the option exercise price, but do not include deduction for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares.

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

         None

         EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
CHANGE-IN-CONTROL ARRANGEMENTS

         We, or our subsidiaries, entered into employment agreements with the following Named Executive Officers:

                Name                         Length              Commencing             Base Salary
--------------------------------------    -----------        --------------------    -----------------
Michael E. Krawitz                          5 Years             April 12, 1999           170,000(1)

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

         Richard Sullivan's employment agreement provided for:

             o an annual salary of $450,000 and an annual bonus of not less than $140,000 for the term of his employment agreement (which was due to expire March 1, 2008, roughly five years later);

             o supplemental compensation of $2,250,000 (to be paid in 60 equal monthly payments of $37,500 each), in the event of a termination of his employment for any reason other than a termination due to his material default under the agreement; and

             o a lump sum payment of $12,105,000, upon the occurrence of a "Triggering Event," defined under the employment agreement to include a change of control of the Company or his ceasing to serve as the Company's Chairman of the Board of Chief Executive Officer for any reason other than due to his material default, with the Company having the option to pay this amount in cash or the Company's common stock or any combination of the two. In the event the Company opted to make any portion of the payment in common stock, the agreement stipulated that the common stock is to be valued at the average closing price of the stock on the Nasdaq National Market (the Company's stock was, at the time the agreement was entered into, listed on the Nasdaq National Market but has since been transferred to the Nasdaq SmallCap Market) over the last five business days prior to the date of the Triggering Event.

         In total, the employment agreement obligated the Company to pay Richard Sullivan roughly $17.3 million under or in connection with the termination of his employment agreement. In view of the Company's cash constraints and its need to dedicate essentially all of its cash resources to satisfying its obligations to IBM Credit, the Company commenced negotiations with Richard Sullivan that led to proposed terms of his severance agreement.

         Richard J. Sullivan has retained his position of Chairman of the Board of Digital Angel Corporation.

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

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         OWNERSHIP OF EQUITY SECURITIES

         The following table sets forth information regarding beneficial ownership of our common stock by each director and by each executive officer named in the summary compensation table and by all the directors and executive officers as a group as of March 24, 2003:

                                                                      ---------------------------------
                                                                         Number of
                                                                         Shares of        Percent of
                                                                       Common Stock      Common Stock
                                                                       Beneficially      Beneficially
                      Name of Beneficial Owner                           Owned (1)           Owned
--------------------------------------------------------------------- ----------------   --------------
  Arthur F. Noterman                                                      1,385,000              *
  Daniel E. Penni                                                         1,849,065              *
  Dennis G. Rawan                                                                --              *
  Constance K. Weaver                                                     1,123,000              *
  Richard J. Sullivan(2)(3)                                              69,633,852           19.0%
  Scott R. Silverman                                                      1,325,000              *
  Kevin H. McLaughlin                                                       369,333              *
  Jerome C. Artigliere                                                    7,121,049            1.9%
  Michael E. Krawitz                                                      1,158,781              *
  Evan C. McKeown                                                           184,170              *
  Peter Zhou                                                                302,526              *
  All directors and executive officers as a group (14 persons)           85,453,426           23.3%

---------------
* Represents less than 1% of the issued and outstanding shares of our common stock.

(1) This table includes presently exercisable stock options and options that are exercisable within sixty days of March 24, 2003 in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Arthur F. Noterman -1,064,000; Daniel E. Penni -1,064,000; Constance K. Weaver - 889,000; Scott R. Silverman - 1,325,000; Kevin H. McLaughlin - 358,333; Michael E. Krawitz - 1,104,000; Evan
    C. McKeown - 183,334; Peter Zhou - 279,000; and all directors and officers as a group -7,204,667.

(2) Pursuant to the terms of Mr. Sullivan's severance agreement dated March 24, 2003, and subject to shareholder approval, Mr. Sullivan will be issued 56.0 million shares of our common stock on or before December 31, 2003. These shares have been reflected as part of Mr. Sullivan's beneficially owned shares at March 24, 2003.

(3) Includes 10,885,000 stock options owned by Mr. Sullivan and 700,000 stock options and 5,000 shares of common stock owned by Mr. Sullivan's wife. Also, includes 259,598 shares owned by The Bay Group and 367,177 shares owned by Great Bay Technology, Inc. Mr. Sullivan controls The Bay Group and Great Bay Technology, Inc.

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

         EQUITY COMPENSATION PLAN INFORMATION

                                          (a)                     (b)                   (c)
Plan Category(1)                Number of securities to    Weighted-average     Number of securities
                                be issued upon exercise     exercise price     remaining available for
                                of outstanding options,      per share of       future issuance under
                                  warrants and rights         outstanding         equity compensation
                                                           options, warrants       plans (excluding
                                                              and rights       securities reflected in
                                                                                      column (a))

Equity compensation plans
  approved by security holders                34,039,000               $0.71                  7,183,000(2)(3)
Equity compensation plans not
  approved by security holders                        --                  --                         --
                                -------------------------------------------------------------------------------
Total                                         34,039,000               $0.71                  7,183,000
--------------------------------===============================================================================

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

(3) Includes 6,900,000 shares available for future issuance under the Company's 1999 Employees Stock Purchase Plan.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         INDEBTEDNESS OF MANAGEMENT AND OTHERS

         Daniel E. Penni, a member of our Board of Directors, has executed a revolving line of credit promissory note in favor of Applied Digital Solutions Financial Corp., our subsidiary, in the amount of $450,000. The promissory note, which was executed on March 23, 1999, is payable on demand, with interest payable monthly on the unpaid principal balance at the rate equal to one percentage point above the base rate announced by State Street Bank and Trust Company (which interest rate shall fluctuate contemporaneously with changes in such base rate). On March 21, 2003, the interest rate equaled 5.25%. The largest amount outstanding under the promissory note during 2002 was $420,000, and as of March 21, 2003, $420,000 had been advanced under this note. Accrued interest at March 21, 2003, was $942.

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

Named Executive Officer                Amount         Interest Rate           Due Date
-----------------------                ------         -------------           --------
Michael E. Krawitz                     $57,750             6.0%          September 27, 2003
Peter Zhou                              57,750             6.0           September 27, 2003

Directors                              Amount         Interest Rate           Due Date
---------                              ------         -------------           --------
Arthur F. Noterman                    $236,500             6.0%          September 27, 2003
Daniel E. Penni                        236,500             6.0           September 27, 2003
Constance K. Weaver                    236,500             6.0           September 27, 2003

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

         As of March 21, 2003, Marc Sherman, the former Chief Executive Officer of Intellesale, Inc.

and brother-in-law of Constance Weaver, a member of our Board of Directors, is indebted to us for $961,271. This amount represents the amount due to us under seven promissory notes with principal balances aggregating $795,000, plus accrued interest of $166,271. Six of the promissory notes with an aggregate principal balance of $595,000 were executed during a six-month period beginning March 26, 1998 through September 10, 1998. These six promissory notes are due on demand and bear interest at the rate of 6% per annum. The seventh promissory note is a non-interest bearing promissory note in the amount of $200,000, which was executed on January 1, 1999. The proceeds of the $200,000 note were used by Mr. Sherman to acquire 100,000 shares of our common stock. This note is due upon the sale of such common stock by Mr. Sherman. The largest principal amount outstanding under the seven promissory notes during 2002 was $795,000.

         Mr. Sherman was also indebted to us under a mortgage note with a principal balance of $825,000. The mortgage note was executed on January 1, 1999. During 2001, the highest balance outstanding on the note was $345,119. The note, which had an interest rate equal to the prime rate published by the Wall Street Journal plus 1%, was paid in full in May 2001.

         TRANSACTIONS WITH SUBSIDIARIES

         Digital Angel Corporation

         During 2002, the Digital Angel Corporation paid us approximately $300,000 for research services. Other transactions, primarily for research services and insurance premiums, resulted in a $500,000 payment due to us from Digital Angel at December 31, 2002. We are the beneficial owner, along with the Digital Angel Share Trust, of approximately 73.91% of the Digital Angel Corporation's outstanding common stock on December 31, 2002. Our former Chairman of the Board and Chief Executive Officer, Richard J. Sullivan, is Chairman of the Board of Directors of Digital Angel Corporation.

         Before March 27, 2002, we provided certain general and administrative services to pre-merger Digital Angel, including finance, legal, benefits and other miscellaneous items. The costs of these services were about $200,000 for the year ended December 31, 2002. We also charged pre-merger Digital Angel $1.8 million of interest expense in 2002, which was converted to pre-merger Digital Angel's capital by us. In addition, during 2002, accrued expenses of $300,000 were relieved and contributed to pre-merger Digital Angel's capital by us.

         All of the transactions noted above between us and Digital Angel Corporation have been eliminated in consolidation.

         InfoTech USA, Inc.

         On December 31, 2002, InfoTech USA, Inc. was indebted to us in the amount of $149,000, which amount has been eliminated in consolidation. We owned approximately 52.5% of InfoTech USA, Inc. at December 31, 2002.

     ITEM 14.  CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 15d - 15(e)) as of the end of the quarterly period ended December 31, 2002. Based on that evaluation, they have concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

         (b) Changes in Internal Controls

         There have not been any changes in the Company's internal controls or in other factors that have materially affected, or are reasonable likely to materially affect the Company's internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

                                   PART IV

     ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON  FORM 8-K

(a)(1) THE FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE LISTED BELOW ARE INCLUDED IN THIS REPORT
              Report of Management
              Reports of Independent Accountants
              Financial Statements
              Consolidated Balance Sheets
              Consolidated Statements Of Operations
              Consolidated Statements Of Preferred Stock, Common Stock and
                Other Stockholders' (Deficit) Equity
              Consolidated Statements Of Cash Flows
              Notes to Consolidated Financial Statements
              Financial Statement Schedule
              Schedule of Valuation and Qualifying Accounts
(a)(2)        FINANCIAL STATEMENT SCHEDULES HAVE BEEN INCLUDED IN ITEM
              15(a)(1) ABOVE.
(a)(3)        EXHIBITS
              See Index to Exhibits filed as part of this annual report on Form 10-K.
(b)           REPORTS ON FORM 8-K
              (i) On March 4, 2003, we filed a Current Report on Form 8-K, which reported the failure to make a required payment on February 28, 2002, under the Third Amended and Restated Term Credit Agreement with IBM Credit LLC (formerly IBM Credit Corporation).
              (ii) On March 7, 2003, we filed a Current Report on Form 8-K, which reported the failure to make a required payment on March 6, 2003, under the Third Amended and Restated Term Credit Agreement with IBM Credit LLC and certain litigation filed against IBM Credit LLC and IBM Corporation.
              (iii) On March 7, 2003, we filed a Current Report on Form 8-K, which reported that we had received a notice of default under the Third Amended and Restated Term Credit Agreement.
              (iv) On March 10, 2003, we filed a Current Report on Form 8-K which reported that we had settled the pending and consolidated shareholder class action lawsuit.
              (v) On March 27, 2003, we filed a Current Report on Form 8-K announcing that we had agreed to the terms of a forbearance agreement with IBM Credit, that Richard J. Sullivan retired effective March 21, 2003, and that Scott R. Silverman had assumed the titles of Chairman and Chief Executive Officer.

(c)           EXHIBITS - INCLUDED IN ITEM 15(a)(3) ABOVE.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  DECEMBER  11, 2003         APPLIED DIGITAL SOLUTIONS, INC. (REGISTRANT)

                                  By: /s/ Evan C. McKeown
                                  ----------------------------------
                                  Evan C. McKeown, Senior Vice President and
                                  Chief Financial Officer

VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)

                                                                         Additions
                                                         Balance at     Charged to      Valuation                       Balance
                                                          beginning       cost and       accounts                     at end of
Description                                               of period       expenses       acquired       Deductions       period
--------------------------------------------------------------------------------------------------------------------------------
Valuation reserve deducted in the balance
  sheet from the asset to which it
  applies: Accounts receivable:
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

    2.4 Agreement dated as of November 28, 1999 by and between AT&T Canada Corp. and TigerTel, Inc. (incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K filed with the Commission on December 13, 1999, as amended on December 22, 1999 and January 11, 2000)

    2.5 Agreement and Plan of Merger dated as of June 30, 2000 by and among the Applied Digital Solutions, Inc. and Compec Acquisition Corp. and Computer Equity Corporation and John G. Ballenger, Christopher
         J. Ballenger and Frederick M. Henschel (incorporated by reference to Exhibit 2 to the registrant's Current Report on Form 8-K filed with the Commission on July 14, 2000, as amended on September 11,
         2000)

    2.6 Agreement and Plan of Merger dated as of October 18, 2000, by and among the Applied Digital Solutions, Inc. and PDS Acquisition Corp., and Pacific Decision Sciences Corporation, and H&K Vasa Family 1999 Limited Partnership, H&K Vasa Family 2000 Limited Partnership, David Dorret, and David Englund (incorporated by reference to Exhibit 2 to the registrant's Current Report on Form 8-K filed with the Commission on November 1, 2000, as amended on December 29, 2000)

    2.7 MCY Agreement dated as of October 19, 2000 by and between MCY.com, Inc. and Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 2 to the registrant's Current Report on Form 8-K filed with the Commission on December 5, 2000)

    2.8 Agreement and Plan of Merger dated as of July 1, 2000 by and among Applied Digital Solutions, Inc., Web Serve Acquisition Corp., WebNet Services, Inc., Steven P. Couture, Jeffrey M. Couture and Raymond D. Maggi**

    3.1 Amended and Restated Bylaws of the Company dated March 31, 1998 (incorporated by reference to Exhibit 3.4 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 filed with the Commission on August 14, 2002)

    3.2  Amendment to Bylaws of the Company dated April 4, 2002
         (incorporated by reference to Exhibit 3.4 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 filed with the Commission on August 14, 2002)

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

  10.25 Agreement of Settlement and Release by and between Applied Digital Solutions, Inc. and John G. Ballenger, Christopher J. Ballenger and Frederick M. Henschel, dated July 17, 2002 (incorporated herein by reference to Exhibit 10.23 to the registrant's Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on August 27, 2002)

  10.26 Amendment to Agreement of Settlement and Release by and between Applied Digital Solutions, Inc. and John G. Ballenger, Christopher
         J. Ballenger and Frederick M. Henschel, dated August 23, 2002 (incorporated herein by reference to Exhibit 10.24 to the registrant's Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on August 27, 2002)

  10.27 Summary of Terms and Conditions setting forth the terms and conditions of the Forbearance Agreement among IBM Credit LLC, Applied Digital Solutions, Inc., Digital Angel Share Trust, and their applicable subsidiaries (if any) dated March 24, 2003 (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Commission on March 27, 2002)

  10.28 Letter Agreement between Applied Digital Solutions, Inc. and R. J. Sullivan (incorporated herein by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed with the Commission on March 27, 2002)

  10.29 Letter Agreement between Applied Digital Solutions, Inc. and J. C. Artigliere (incorporated herein by reference to Exhibit 10.29 to the registrant's Annual Report on Form 10-K filed with the Commission on March 31, 2003)*

  10.30 Letter Agreement between Applied Digital Solutions, Inc. and G.A. Sullivan**

  10.31 International Distribution Agreement dated March 8, 2003, by and between Verichip Corporation and the Company LaFont, LTDA**

  10.32 International Distribution Agreement, dated September 25, 2002, by and between VeriChip Corporation and Sistemas de Proteccion Integral de Mexico, S.A. de C.V.**

  21.1   List of Subsidiaries of Applied Digital Solutions, Inc.**

  23.1   Consent of PricewaterhouseCoopers LLP**

  23.2   Consent of Eisner LLP**

  31.1 Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)**

  31.2 Certification by Evan C. McKeown, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)**

  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

-------
*     - Management contract or compensatory plan.
**    - Filed herewith

==============================================================================


                       APPLIED DIGITAL SOLUTIONS, INC.
                              AND SUBSIDIARIES

                            FINANCIAL STATEMENTS

                              DECEMBER 31, 2002

==============================================================================

                                      APPLIED DIGITAL SOLUTIONS, INC.
                                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS
===========================================================================================================
                                                                                                      PAGE
Report of Management................................................................................  F-3

Reports of Independent Accountants..................................................................  F-4

Consolidated Balance Sheets as of December 31, 2002 and 2001........................................  F-6

Consolidated Statements of Operations for each of the years in the three year period ended
       December 31, 2002............................................................................  F-7

Consolidated Statements of Preferred Stock, Common Stock and Other Stockholders' (Deficit)
      Equity for each of the years in the three year period ended December 31, 2002.................  F-8

Consolidated Statements of Cash Flows for each of the years in the three year period ended
      December 31, 2002.............................................................................  F-11

Notes to Consolidated Financial Statements..........................................................  F-12



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

The Audit Committee of the Company's Board of Directors meets with the independent accountants, management and internal auditors periodically to discuss internal accounting controls and auditing and financial reporting matters. The Committee reviews with the independent accountants, the scope and results of the audit effort. The Committee also meets periodically with the independent accountants and the director of internal audit without management present to ensure that the independent accountants and the director of internal audit have free access to the Committee.



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


Eisner LLP
New York, New York
March 27, 2003

                                                      Page F-4

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
    Shareholders of Applied Digital Solutions, Inc.

In our opinion, the consolidated financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 listed in the index appearing on page F-2, present fairly, in all material respects, the financial position of Applied Digital Solutions, Inc. and its subsidiaries at December 31, 2001 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended December 31, 2001 and 2000 listed in the index on page F-2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


PricewaterhouseCoopers LLP
St. Louis, Missouri
March 27, 2002, except for
Note 25, which is as of
August 23, 2002.

                                                      Page F-5

                                     APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------
                                                CONSOLIDATED BALANCE SHEETS
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

------------------------------------------------------------------------------
                                                                      Page F-6

                                          APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------------
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                                     -----------------------------------------
                                                                                           2002           2001          2000
                                                                                     -----------------------------------------
   PRODUCT REVENUE                                                                      $  80,936      $ 113,147     $ 104,759
   SERVICE REVENUE                                                                         18,664         43,167        30,007
------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUE                                                                           99,600        156,314       134,766
   COSTS OF PRODUCTS SOLD (EXCLUSIVE OF DEPRECIATION SHOWN SEPARATELY BELOW)               58,395         86,670        68,899
   COST OF SERVICES SOLD                                                                    9,323         23,169        13,576
------------------------------------------------------------------------------------------------------------------------------
   GROSS PROFIT                                                                            31,882         46,475        52,291

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                                             66,450        102,316        61,996
   RESEARCH AND DEVELOPMENT EXPENSE                                                         3,518          8,610         2,504

   INTEREST AND NON-CASH CHARGES:
   ASSET IMPAIRMENT                                                                        69,382         71,719         6,383
   DEPRECIATION AND AMORTIZATION                                                            4,773         28,899        11,073
   (GAIN) LOSS ON SALE OF SUBSIDIARIES AND BUSINESS ASSETS                                   (132)         6,058          (486)
   INTEREST AND OTHER INCOME                                                               (2,356)        (2,076)       (1,095)
   INTEREST EXPENSE                                                                        17,524          8,555         5,901
------------------------------------------------------------------------------------------------------------------------------
   LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION (BENEFIT)
       FOR INCOME TAXES AND MINORITY INTEREST                                            (127,277)      (177,606)      (33,985)

   PROVISION (BENEFIT) FOR INCOME TAXES                                                       326         20,870        (5,040)
------------------------------------------------------------------------------------------------------------------------------
   LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                              (127,603)      (198,476)      (28,945)
   MINORITY INTEREST                                                                      (18,474)          (718)          229
   NET LOSS ON SUBSIDIARY MERGER TRANSACTION, STOCK ISSUANCES AND LOSS ON SALE OF
       SUBSIDIARY STOCK                                                                     4,485             --            --
   EQUITY IN NET LOSS OF AFFILIATE                                                            291            328            --
------------------------------------------------------------------------------------------------------------------------------
   LOSS FROM CONTINUING OPERATIONS                                                       (113,905)      (198,086)      (29,174)
   INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES
       (BENEFIT) OF $0 IN 2002, $0 IN 2001 AND $(13,614) IN 2000                               --            213       (75,702)
   CHANGE IN ESTIMATE ON LOSS ON DISPOSAL AND OPERATING
       LOSSES DURING THE PHASE OUT PERIOD                                                   1,420        (16,695)       (7,266)
   LOSS BEFORE EXTRAORDINARY GAIN                                                        (112,485)      (214,568)     (112,142)
   EXTRAORDINARY GAIN                                                                          --          9,465            --
------------------------------------------------------------------------------------------------------------------------------
   NET LOSS                                                                              (112,485)      (205,103)     (112,142)
   PREFERRED STOCK DIVIDENDS AND OTHER                                                         --          1,147           191
   ACCRETION OF BENEFICIAL CONVERSION FEATURE OF
       REDEEMABLE PREFERRED STOCK - SERIES C                                                   --          9,392         3,857
------------------------------------------------------------------------------------------------------------------------------
   NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                                            $(112,485)     $(215,642)    $(116,190)
==============================================================================================================================

   EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED
       LOSS FROM CONTINUING OPERATIONS                                                  $   (0.42)     $   (1.23)    $    (.52)
       (LOSS) INCOME FROM DISCONTINUED OPERATIONS                                              --           (.10)        (1.30)
       EXTRAORDINARY GAIN                                                                      --            .06            --
------------------------------------------------------------------------------------------------------------------------------
   NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                        $   (0.42)     $   (1.27)    $   (1.82)
==============================================================================================================================
   WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
       BASIC AND DILUTED                                                                  269,232        170,009        63,825
==============================================================================================================================

   See the accompanying notes to consolidated financial statements.


------------------------------------------------------------------------------
                                                                      Page F-7

                                           APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------------
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

------------------------------------------------------------------------------
                                                                      Page F-8

                                          APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------------
                                             CONSOLIDATED STATEMENTS OF PREFERRED STOCK
                                       COMMON STOCK AND OTHER STOCKHOLDERS' (DEFICIT) EQUITY
                                                            PAGE 2 OF 3
                                        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                                           (IN THOUSANDS)

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

------------------------------------------------------------------------------
                                                                      Page F-9

                                          APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------------
                                             CONSOLIDATED STATEMENTS OF PREFERRED STOCK
                                       COMMON STOCK AND OTHER STOCKHOLDERS' (DEFICIT) EQUITY
                                                            PAGE 3 OF 3
                                        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                                           (IN THOUSANDS)

                                            PREFERRED STOCK          COMMON STOCK        ADDITIONAL
                                         ----------------------------------------------   PAID-IN   (ACCUMULATED
                                            NUMBER    AMOUNT     NUMBER        AMOUNT     CAPITAL     DEFICIT)
                                         -------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2001
  (BROUGHT FORWARD)                          --        $--       252,449        $ 252     $342,189    $(304,581)
   Net loss                                  --         --            --           --           --     (112,485)
   Comprehensive loss -
     Foreign currency translation            --         --            --           --           --           --
                                                                                                    --------------
   Total comprehensive loss                  --         --            --           --           --     (112,485)
   Expiration of redeemable preferred
     stock options - Series C                --         --            --           --        5,180           --
   Adjustment for notes received for
     shares issued                           --         --            --           --       (4,424)          --
   Allowance for uncollectible portion
     of note receivable                      --         --            --           --           --           --
   Collection of notes receivable
     received for shares issued              --         --            --           --           --           --
   Treasury stock transaction                --         --            --           --        1,878           --
   Retirement of treasury stock              --         --          (984)          (1)      (1,877)          --
   Shares issuable for settlement of
     liability                               --         --            --           --           63           --
   Obligation for shares issuable in
     settlement of liability                 --         --            --           --          (63)          --
   Stock option repricing                    --         --            --           --          254           --
   Stock options - Digital Angel
     Corporation                             --         --            --           --       18,800           --
   Stock options - VeriChip Corporation                                                        200           --
   Issuance of warrants                      --         --            --           --           --           --
   Issuance of warrants - Digital
     Angel Corporation                       --         --            --           --          163           --
   Issuance of warrants - VeriChip
     Corporation                             --         --            --           --           44           --
   Remeasurement of warrants -
     Digital Angel Corporation               --         --            --           --        1,066           --
   Issuance of common shares for exercise
     of stock options                        --         --         7,458            8        1,169           --
   Issuance of common shares and
     options for services, compensation
     and other                               --         --        26,146           26       12,979           --
                                         -------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2002                  --        $--       285,069        $ 285     $377,621    $(417,066)
                                         =========================================================================

                                                                       ACCUMULATED
                                               COMMON                     OTHER           NOTES          TOTAL
                                                STOCK    TREASURY     COMPREHENSIVE   RECEIVED FOR   STOCKHOLDERS'
                                              WARRANTS     STOCK      (LOSS) INCOME   SHARES ISSUED     EQUITY
                                           -----------------------------------------------------------------------
BALANCE - DECEMBER 31, 2001
  (BROUGHT FORWARD)                            $3,293    $(1,777)        $  (747)        $(10,510)     $  28,119
   Net loss                                        --         --              --               --       (112,485)
   Comprehensive loss -
     Foreign currency translation                  --         --             778               --            778
                                                                       ------------                   -------------
   Total comprehensive loss                        --         --             778               --       (111,707)
   Expiration of redeemable preferred
     stock options - Series C                      --         --              --               --          5,180
   Adjustment for notes received for
     shares issued                                 --         --              --            4,424             --
   Allowance for uncollectible portion
     of note receivable                            --         --              --            4,094          4,094
   Collection of notes receivable
     received for shares issued                    --         --              --            1,156          1,156
   Treasury stock transaction                      --     (1,878)             --               --             --
   Retirement of treasury stock                    --      1,878              --               --             --
   Shares issuable for settlement of
     liability                                     --         --              --               --             63
   Obligation for shares issuable in
     settlement of liability                       --         --              --               --            (63)
   Stock option repricing                          --         --              --               --            254
   Stock options - Digital Angel
     Corporation                                   --         --              --               --         18,800
   Stock options - VeriChip Corporation            --         --              --               --            200
   Issuance of warrants                         2,357         --              --               --          2,357
   Issuance of warrants - Digital
     Angel Corporation                             --         --              --               --            163
   Issuance of warrants - VeriChip
     Corporation                                   --         --              --               --             44
   Remeasurement of warrants -
     Digital Angel Corporation                     --         --              --               --          1,066
   Issuance of common shares for exercise
     of stock options                              --         --              --               --          1,177
   Issuance of common shares and
     options for services, compensation
     and other                                     --         --              --               --         13,005
                                             ---------------------------------------------------------------------
BALANCE - DECEMBER 31, 2002                    $5,650    $(1,777)        $    31         $   (836)      $(36,092)
                                             =====================================================================

See the accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------
                                                                      Page F-10

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

                                 APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                              2002           2001             2000
                                                                         --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                                      $(112,485)     $(205,103)       $(112,142)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Asset impairment, restructuring and unusual charges                  69,382         71,719            6,383
         (Income) loss from discontinued operations                           (1,420)        16,482           82,968
         Depreciation and amortization                                         4,773         28,899           11,073
         Non-cash interest expense                                             5,770             --               --
         Deferred income taxes                                                   (69)        21,435           (3,365)
         Impairment of notes receivable                                        4,472         21,873               --
         Interest income on notes received for shares issued                    (475)            --               --
         Net loss on subsidiary merger transaction                             4,485             --               --
         Extraordinary gain                                                       --         (9,465)              --
         Minority interest                                                   (18,474)          (718)             229
         (Gain) loss on sale of subsidiaries and business assets                (132)         6,058             (486)
         Gain on sale of equipment and assets                                   (406)            --             (466)
         Non-cash compensation and administrative expenses                    20,143          5,274               --
         Equity in net loss of affiliate                                         291            328               --
         Issuance of stock for services                                        2,958             --               --
         Net change in operating assets and liabilities                       17,166         28,365           (5,577)
         Net cash provided by (used in) discontinued operations                  116         (3,127)         (22,035)
----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                         (3,905)       (17,980)         (43,418)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in notes receivable                                               3,155          1,299           31,457
    Received from buyers of divested subsidiaries                              2,625             --               --
    Proceeds from sale of property and equipment                               3,535          1,347              939
    Proceeds from sale of subsidiaries and business assets                     1,382          1,673            2,821
    Payments for property and equipment                                       (1,858)        (2,757)          (8,391)
    Payment for asset and business acquisition (net of
      cash balances acquired)                                                   (261)            --           (9,141)
    Decrease (increase) in other assets                                            3            944             (963)
    Net cash (used in) provided by discontinued operations                      (507)           208            1,708
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                      8,074          2,714           18,430
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net amounts (paid) borrowed on notes payable                              (4,778)        13,981            2,234
    Proceeds on long-term debt                                                 1,287            553           15,971
    Payments for long-term debt                                               (1,422)        (2,485)         (11,553)
    Other financing costs                                                       (875)          (375)            (835)
    Issuance of common shares                                                  1,695            678            6,137
    Collection of notes receivable for shares issued                           1,156             --               --
    Issuance of preferred shares, related options and warrants                    --             --           19,056
    Proceeds from subsidiary issuance of common stock                            630            126               --
    Stock issuance costs                                                        (518)          (798)            (180)
    Net cash (used in) provided by discontinued operations                        --           (757)              16
----------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           (2,825)        10,923           30,846
----------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,344         (4,343)           5,858

EFFECT OF EXCHANGE RATES CHANGES ON CASH AND CASH EQUIVALENTS                    778             --               --

----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                  3,696          8,039            2,181
----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                    $   5,818      $   3,696        $   8,039
======================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Income taxes (refunds received) paid                                   $    (971)     $  (2,227)       $     660
    Interest paid                                                              3,778          4,071            5,722
----------------------------------------------------------------------------------------------------------------------

See the accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------
                                                                     Page F-11

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

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

ORGANIZATION

Applied Digital Solutions, Inc. and subsidiaries (the "Company"), a Missouri corporation, is an advanced technology development company. During the last half of 2001 and during 2002, the Company sold or closed many of the businesses the Company had acquired that it believed did not enhance its strategy of becoming an advanced digital technology development company. The Company has emerged from being a supplier of computer hardware, software and telecommunications products and services to becoming an advanced technology company that focuses on a range of life enhancing, personal safeguard technologies, early warning alert systems, miniaturized power sources and security monitoring systems combined with the comprehensive data management services required to support them. The Company has four such products in various stages of development. They are:

  *  Digital Angel(TM), for monitoring and tracking people and objects;

  *  Thermo Life(TM), a thermoelectric generator;

  * VeriChip(TM), an implantable radio frequency verification device that can be used for security, financial, personal identification/safety and other applications; and

  * Bio-Thermo(TM), a temperature-sensing implantable microchip for use in pets, livestock and other animals.

BUSINESS SEGMENTS

As a result of the merger of pre-merger Digital Angel and MAS, which occurred on March 27, 2002, the significant restructuring of the Company's business during the past year and our emergence as an advanced technology development company, the Company has re-evaluated and realigned its reporting segments. Effective January 1, 2002, the Company currently operates in three business segments: Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc., formerly SysComm International Corporation.

Prior to January 1, 2002, the Company was organized into three segments:
Applications, Services and Advanced Wireless. Prior period information has been restated to present the Company's reportable segments on a comparative basis.

Advanced Technology

The business units comprising the Company's Advanced Technology segment represent those business units that it believes will provide the necessary synergies, support and infrastructure to allow it to develop, promote and fully-integrate its technology products and services. This segment specializes in voice, data and video telecommunications networks, software, and other networking products and service. In addition, its VeriChip(TM)

----------------------------------------------------------------------------
                                                                   Page F-12

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


product has multiple applications in security, personal identification, safety, healthcare (subject to FDA approval) and more. Its customer base includes governmental agencies, commercial operations, and consumers. As of December 31, 2002, 2001 and 2000, revenues from this segment accounted for 42.1%, 28.5% and 24.0%, respectively, of the Company's total revenues. The principal products and services in this segment are as follows:

         o   Voice, data and video telecommunications networks;
         o   Call center and customer relationship management software;
         o   Networking products and services;
         o   Internet access;
         o   Website design;
         o   Miniaturized implantable verification chip (VeriChip(TM)); and
         o   Miniaturized power generator (Thermo Life (TM)).

Approximately $31.3 million, or 74.7% and $27.4 million, or 61.5%, of the Advanced Technology segment's revenues for 2002 and 2001, respectively, were generated by the Company's wholly-owned subsidiary, Computer Equity Corporation. Computer Equity Corporation was acquired effective June 1, 2000. No other products or services provided more than 10.0% of the revenues for this segment during 2002. Networking products and services provided approximately 11.0%, and customer relationship management software provided approximately 11.3% of the revenues for this segment during 2001. No other products or services provided more than 10% of revenues during 2001. As of December 31, 2002, the Company has not reported any revenues from sale of its VeriChip and Thermo Life products.

Computer Equity Corporation is a telecommunications network integrator and a supplier to the federal government of telephone systems, data networks, video, cable and wire infrastructure and wireless telecommunications of products and services.

Digital Angel Corporation

The Digital Angel Corporation segment consists of the business operations the Company's 73.91% owned subsidiary, Digital Angel Corporation (AMEX:DOC). This segment is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects. Before March 27, 2002, the business of Digital Angel Corporation was operated in four divisions: Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other. With the acquisition of MAS on March 27, 2002, Digital Angel Corporation re-organized into four new divisions: Animal Applications (formerly Animal Tracking), Wireless and Monitoring (a combination of the former Digital Angel Technology and the Digital Angel Delivery System segments), GPS and Radio Communications (formerly Radio Communications and Other), and Medical Systems (formerly Physician Call Center and Other). Medical Systems represents the business activity of the newly acquired MAS. As of December 31, 2002, 2001 and 2000, revenues from this segment accounted for 33.7%, 22.9% and 16.5%, respectively, of our total revenues. The principal products and services in this segment by division are as follows:

Animal Applications division--develops, manufactures, and markets a broad line of electronic and visual identification devices for the companion animal, livestock, laboratory animal, fish and wildlife markets worldwide. The tracking of cattle and hogs are crucial both or asset management and for disease control and food safety. The principal technologies employed by Animal Applications are electronic ear tags and implantable microchips that use radio frequency transmission. This segment includes the Bio-Thermo(TM) product;

Wireless and Monitoring division--develops and markets advanced technology to gather location and local sensory data and to communicate that data to an operations center. This segment is continuously developing its technology, which it refers to as its "Digital Angel(TM) technology." The Digital Angel(TM) technology is the integration and miniaturization into marketable products of three technologies: wireless communications (such as cellular), sensors (including bio-sensors) and position location technology (including global positioning systems (GPS) and other systems);

GPS and Radio Communications division--consists of the design, manufacture and support of secure GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and

----------------------------------------------------------------------------
                                                                   Page F-13

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------

radio communications applications serving commercial and military markets. In addition, it designs, manufactures and distributes intrinsically safe sounders (horn alarms) for industrial use and other electronic components; and

Medical Systems division--is the MAS business that was acquired on March 27, 2002. A staff of logistics specialists and physicians provide medical assistance services and interactive medical information services to people traveling anywhere in the world. It also sells a variety of kits containing pharmaceutical and medical supplies.

Sales of the Animal Applications division's products represented 60.6% and 61.8% of the total revenue from this segment during 2002 and 2001, respectively. Sales of the GPS and Radio Communications division's products represented 29.8% and 31.2% of this segments revenue during 2002 and 2001, respectively.

InfoTech USA, Inc., formerly SysComm International

The InfoTech USA, Inc. segment consists of the business operations of the Company's 52.5% owned subsidiary, InfoTech USA, Inc., formerly SysComm International Corporation (OTC:IFTH). This segment is a full service provider of Information Technology, or IT, products and services. It specializes in tailoring its approach to the individual customer's needs. In 2002, this segment continued its strategy of moving away from a product-driven systems integration business model to a customer-oriented IT solutions-based business model. It has further developed its deliverable IT products and services by adding new consulting and service offerings, and increasing the number of strategic alliances with outside technical service firms and manufacturers of high-end IT products.

As of December 31, 2002, 2001 and 2000, revenues from this segment accounted for 22.8%, 21.9% and 20.2%, respectively, of our total revenues. The principal products and services in this segment were computer hardware and computer services. The majority of InfoTech USA, Inc.'s revenue during 2002 and 2001 was derived from sales of computer hardware, which provided approximately 88.3% and 89.2% of InfoTech USA, Inc.'s revenue in 2002 and 2001, respectively. InfoTech's USA, Inc.'s services consist of IT consulting, installation, project management, design and deployment, computer maintenance and other professional services. No single service accounted for more than 10% of InfoTech's revenue in either year.

All Other

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

On March 1, 2001, the Company's Board of Directors approved a plan to sell or close Intellesale, Inc. and all of the Company's other non-core businesses. The results of operations, financial condition and cash flows of now reflect these operations as "Discontinued Operations" and prior periods have been restated.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, including Digital Angel Corporation and InfoTech USA, Inc. The minority interest represents outstanding voting stock of the subsidiaries not owned by the Company or the Digital Angel Trust (as defined in

----------------------------------------------------------------------------
                                                                   Page F-14

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
----------------------------------------------------------------------------


Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

Our majority-owned subsidiary, InfoTech USA, Inc. operates on a fiscal year ending September 30. Their results of operations have been reflected in the Company's consolidated financial statements on a calendar year basis.

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

FOREIGN CURRENCIES

The Company's foreign subsidiaries use their local currency as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive (loss) income in the statement of preferred stock, common stock and other stockholders' (deficit) equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the financial statements.

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

----------------------------------------------------------------------------
                                                                   Page F-15

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
----------------------------------------------------------------------------


INVENTORIES

Inventories consist of raw materials, work in process and finished goods The majority of the components are plastic ear tags, electronic microchips, electronic readers and components as well as products and components related to GPS search and rescue equipment. Inventory is valued at the lower of cost or market, determined by the first-in, first-out method. The Company closely monitors and analyzes inventory for potential obsolescence and slow-moving items based upon the aging of the inventory and the inventory turns by product. Inventory items designated as obsolete or slow moving are reduced to net realizable value.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

In conjunction with the Company's review for impairment of goodwill and other intangible assets in the fourth quarter of 2000, the Company reviewed the useful lives assigned to goodwill and, effective October 1, 2000, changed the lives to periods ranging from 5 to 10 years, down from periods ranging from 10 to 20 years. The impact in 2001 and 2000 of this change was an increase in amortization of $7.2 million and $3.5 million, respectively and a decrease in earnings per share of $0.04 and $0.05, respectively. Goodwill and other intangible assets are stated on the cost basis and have been amortized, principally on a straight-line basis, over the estimated future periods to be benefited (ranging from 5 to 10 years) through December 31, 2001. Prior to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142) on January 1, 2002, the Company reviewed goodwill and other intangible assets quarterly for impairment whenever events or changes in business circumstances indicated that the remaining useful life may have warranted revision or that the carrying amount of the long-lived asset may not have been fully recoverable. The Company followed the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment Of Long-Lived Assets and Of Long-Lived Assets to be Disposed Of." to access and measure the asset impairments. Included in factors considered were significant customer losses, changes in profitability due to sudden economic or competitive factors, change in managements' strategy for the business unit, letters of intent received for the sale of the business unit, or other factors arising in the quarterly period. The Company annually performed undiscounted cash flow analyses by business unit to determine if an impairment existed and, where available, market related information. For purposes of these analyses, earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow. When an impairment was determined to exist, any related impairment loss was calculated based on fair value. Fair value was determined based on discounted cash flows and where available, market related information. The discount rate utilized by the Company was the rate of return expected from the market or the rate of return for a similar investment with similar risks. The Company recorded goodwill impairment charges of $63.6 million and $0.8 million during 2001 and 2000, respectively. See Note 15.

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

The annual test performed by the Company during the fourth quarter of 2002, resulted in an impairment charge of $62.2 million associated with the Company's Digital Angel Corporation segment. This impairment charge is included in the consolidated statement of operations under Asset Impairment. In the fourth quarter of 2002, the company tested goodwill at each reporting level unit. Goodwill was assigned to each applicable reporting unit as of the date of acquisition. The Company's reporting units are those businesses for which discrete financial information is available and upon which segment management makes operating decisions.

At December 31, 2002, the Company's reporting units consisted of the following:

               o  Advanced Technology segment
               o  Digital Angel Corporation's Animal Application division
               o  Digital Angel Corporation's Wireless and Monitoring division
               o Digital Angel Corporation's GPS and Radio Communications division
               o  Digital Angel Corporation's Medical Systems division
               o  InfoTech USA, Inc.


----------------------------------------------------------------------------
                                                                   Page F-16

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
----------------------------------------------------------------------------


The fair values of the Company's reporting units were estimated using the expected present value of future cash flows. Based upon these fair value tests, it was determined that certain goodwill was impaired. The impairment relates to the goodwill associated with Digital Angel Corporation's Medical Systems division resulting from the acquisition of MAS in March 2002, and to Digital Angel Corporation's Wireless and Monitoring division. As of December 31, 2002, Digital Angel Corporation's Wireless and Monitoring segment had not recorded any significant revenues from its Digital Angel product and the revenues associated with the Medical Systems business had decreased. The changes in the carrying amount of goodwill for the year ended December 31, 2002, by reporting unit are as follows (in thousands):

                  COMPUTER                                        WIRELESS   GPS AND
                   EQUITY               PACIFIC        ANIMAL       AND       RADIO                   INFOTECH
                CORPORATION   P-TECH,  DECISIONS    APPLICATIONS MONITORING  COMMUNI-    MEDICAL        USA
                    (1)       INC.(1)  SCIENCES(1)       (2)        (2)      CATIONS(2)  SYSTEMS(2)    INC.(3)  CORPORATE   TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance
January 1, 2002   $13,178      $530     $1,504         $43,971   $ 27,854     $1,051     $     --       $2,154   $ 589    $ 90,831
Acquisitions,
  adjustments
  and earnout
  payments          3,000        --         --                      3,606         63       33,092                 (589)     39,172
Less goodwill
  impairment           --        --         --                    (31,460)        --      (30,725)                         (62,185)
                -------------------------------------------------------------------------------------------------------------------
Balance
December 31,
2002              $16,178      $530     $1,504         $43,971        $--     $1,114     $  2,367       $2,154   $  --    $ 67,818

===================================================================================================================================

(1) Reporting unit is a component of the Advanced Technology segment.
(2) Reporting unit is a component of the Digital Angel Corporation segment.
(3) The InfoTech USA, Inc. segment is a reporting unit.

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

These unamortized computer software and computer software development costs were $2.6 million and $2.4 million, at December 31, 2002 and 2001, respectively. The total amount charged to expense for the amortization of these capitalized computer software costs and for amounts written down to net realizable were $2.4 million, $0.7 million and $0.2 million in 2002, 2001 and 2000, respectively. Research and developments costs incurred for the development of computer software were $0.9 million, $3.3 million and $0.3 million in 2002, 2001 and 2000, respectively.

ADVERTISING COSTS

The Company expenses production costs of print advertisements the first date the advertisements take place. Advertising expense, included in selling, general and administrative expenses, was $0.3 million in 2002, $0.3 million in 2001, $0.4 million in 2000.

----------------------------------------------------------------------------
                                                                   Page F-17

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
----------------------------------------------------------------------------


REVENUE RECOGNITION

ADVANCED TECHNOLOGY REVENUE RECOGNITION

Computer Equity Corporation Revenue Recognition

The largest company in the Advanced Technology segment is Computer Equity Corporation. This company supplies voice, data and video telecommunications networks and related products to government agencies. These products include voice mail, Internet cabling, phones and telephone wiring. Services are a minor part of the business and usually consist of small jobs such as phone moves. Computer Equity Corporation also receives monthly revenues from product related maintenance contracts, which revenues represent the smallest portion of their business. For product sales, we recognize revenue after the products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exists, revenue is recognized when such uncertainties are resolved. Hardware sales for products that are shipped to a customer's site and require modification or installation are recognized when the work is complete and accepted by the customer. We do not experience significant product returns, and therefore, management is of the opinion that no allowance for sales returns is necessary. We have no obligation for warranties on new hardware sales, because the manufacturer provides the warranty. Services and phone installation jobs are billed and the revenue recognized following the completion of the work and the receipt of a written acceptance from the customer. Revenue from maintenance contracts is recognized ratably over the term of the contract.

Other Advanced Technology Companies Revenue Recognition (Excluding VeriChip Corporation)

The other companies in the Advanced Technology segment that provide programming, consulting and software licensing services recognize revenue based on the expended actual direct labor hours in the job times the standard billing rate and adjusted to realizable value, if necessary. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable. We do not offer a warranty policy for services to our customers. Revenue from license royalties is recognized when licensed products are shipped. There are no significant post-contract support obligations at the time of revenue recognition. Our accounting policy regarding vendor and post-contract support obligations is based on the terms of the customers' contract, billable upon the occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized.

For product sales, we recognize revenue after the products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sale price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding

----------------------------------------------------------------------------
                                                                   Page F-18

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
----------------------------------------------------------------------------

customer acceptance exists, revenue is recognized when such uncertainties are resolved. Hardware sales for products that are shipped to a customer's site and require modification or installation are recognized when the work is complete and accepted by the customer. We do not experience significant product returns, and therefore, management is of the opinion that no allowance for sales returns is necessary. We have no obligation for warranties on new hardware sales, because the manufacturer provides the warranty.

VeriChip Corporation Revenue Recognition
----------------------------------------

The VeriChip microchip is a miniaturized, implantable radio frequency identification device (RFID) for use in a variety of identification and information applications. About the size of a grain of rice, each VeriChip contains a unique identification number that can be used to access a subscriber-supplied database providing personal related information.

To complement the VeriChip microchip, the proprietary scanner is a scanning device that activates and reads the RFID within the microchip. The scanner emits a small amount of radio frequency energy that energizes the dormant VeriChip, which then emits a radio frequency signal containing the VeriChip identification number. The VeriChip subscriber number then provides instant access to the Global VeriChip Subscriber Registry - through secure password-protected web access to subscriber-supplied information.

VeriChip revenue is comprised of the sale of VeriChip microchips, scanners, and a distributorship fee. Generally, the distributorship rights include the rights to market, promote and sell the product(s) in a specific territory under the VeriChip name and trademarks for a specific period of time. For these rights, the distributor pays a one-time, upfront non-refundable fee. As long as minimum annual purchase requirements are satisfied, the customer's exclusive distribution rights are retained. The distributor strives to meet annual marketing goals, or quotas, as agreed-upon by the distributor and the Company, by ordering and taking delivery from the company of predetermined quantities of product each year through the term of the contract. The purchase requirements typically increase substantially, during the contract period, as we and the distributors hope to realize increased sales volumes for the VeriChip microchips and scanners over time.

Failure to meet the quota constitutes a material breach of the contract and the loss of distributorship exclusivity privileges within the territory. To renew a preexisting agreement, the distributor must request the renewal in-writing thirty (30) days prior to the expiration date of the contract. The Company, at its own discretion, may then negotiate with the distributor for a renewal of the agreement.

As of December 31, 2002, we have not yet recognized revenue associated with our VeriChip product. We plan to recognize revenue associated with the distributor rights, product sales and monitoring services in the future based upon the following policy:

Distributor Rights Fees

The nonrefundable portion of the upfront fee paid for exclusive distributor rights, if any, will be recognized over the initial term of the distributor agreement. The initial term will start with the first product sale under the agreement, not the contract period itself. The formula used to calculate this amount should be an amount equal to the percentage that each product order represents in relation to the minimum product order quantities required by the agreement. Until the amount of product returns can be reasonably estimated, no revenues will be recognized until the expiration of the period of time the distributor has to accept or reject the products as provided in their agreements.

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

----------------------------------------------------------------------------
                                                                   Page F-19

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
----------------------------------------------------------------------------


If a contract breach results in the loss of all distributor rights and the only way to remain a distributor is to pay an additional substantial monetary penalty, then the remaining portion of the initial distributor fee will be recognized as revenue in the month in which the contract requirement is breached.

Approximately $0.2 million of distributor fees were recorded as deferred revenue on our balance sheet at December 31, 2002, and included in accrued expenses.

Product Sales

Revenue from the sale of products such as microchips and scanners will be recorded at gross with a separate display of cost of sales. Until the amount of returns can be reasonably estimated, we will not recognize revenues until after the products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable, the period of time the distributor has to return the products as provided in their distributor agreement has expired and collectibility is reasonably assured. Once the amount of returns can be reasonably estimated, revenues (net of expected returns) will be recognized at the time of shipment and the passage of title, assuming there are no uncertainties regarding customer acceptance. If uncertainties regarding customer acceptance exist, revenue will not be recognized until such uncertainties are resolved. The period of time to accept or reject products is contract specific. This right of return privilege ranges from fifteen (15) to ninety (90) days. Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, precludes the recognition of revenue at the time of sale or passage of title unless the amount of returns can be reasonably estimated.
The Company is currently unable to reasonably estimate the amount of returns because of the absence of historical precedence. The Company anticipates that it will take approximately one full year to accumulate enough historical data to reasonably estimate product returns. As a result, currently the Company will only recognize revenue from a product sale when the product return period has expired. Until that condition is met, revenue will not be recognized, and it will be recorded as deferred revenue. We had no deferred revenue associated with VeriChip product sales at December 31, 2002.

Since the final use of the product is unknown at the time it is shipped to the distributor, and end users may choose from a number of non-proprietary monitoring services or choose none at all, and the monitoring services are not essential to the functionality of all chips, the Company does not currently anticipate bundling the revenue from the sale of chips with potential future revenues from a monitoring service.

Monitoring Services

Monitoring services (when offered) will be treated as a separate earnings process from product sales. Revenues from this service will be recognized on a straight-line basis over the term of the service agreement.

----------------------------------------------------------------------------
                                                                   Page F-20

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
----------------------------------------------------------------------------


DIGITAL ANGEL CORPORATION REVENUE RECOGNITION

For product sales, Digital Angel Corporation recognizes revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exists, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Digital Angel Corporation's accounting policy regarding vendor and post contract support obligations is based on the terms of the customers' contracts, billable upon occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized. Digital Angel Corporation does not offer a warranty policy for services to customers. It is Digital Angel Corporation's policy to record contract losses in their entirety in the period in which such losses are foreseeable. For non-fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to realizable value, if necessary. Revenues from contracts that provide services are recognized ratably over the term of the contract. Fixed fee revenues from contracts for services are recorded when earned and exclude reimbursable costs. Reimbursable costs incurred in performing such services are presented on a net basis and include transportation medical and communication costs. Other revenues are recognized at the time service or goods are provided.

INFOTECH USA, INC. REVENUE RECOGNITION

For product sales, InfoTech USA, Inc. recognizes revenue in accordance with the applicable product's shipping terms. InfoTech USA, Inc. has no obligation for warranties on new product sales. The manufacturer provides the warranty. For consulting and professional services, InfoTech USA, Inc. recognizes revenue based on the direct labor hours incurred times the standard billing rate, adjusted to realizable value, if necessary. Revenues from sales contracts involving both products and consulting and other services are allocated to each element based on vendor specific objective evidence of fair value, regardless of any separate prices that may be stated in the contract. Vendor specific objective evidence of fair value is the price charged when the elements are sold separately. If an element is not yet being sold separately, the fair value is the price established by management having the relevant authority to do so. It is considered probable that the price established by management will not change before the separate introduction of the element.

ALL OTHER

For arrangements where the contract to deliver software require significant production, modification or customization of the software, revenue is recognized using the percentage of completion accounting in accordance with Statement of Position ("SOP") 97-2 and SOP 81-1. The service element of these contracts was essential to the functionality of other elements in the contract and could not be accounted for separately as allowed in SOP 97-2. The cost to complete and extent of progress towards completion of these contracts was reasonably ascertained based on the detailed tracking regarding labor hours expended in accordance with SOP 97-2 and SOP 81-1. Progress payments on the contracts were required and progress was measured using the efforts expended input measure as allowed in SOP 81-1. As of December 31, 2001, the Company had sold or closed the businesses that recognized revenue using the percentage of completion accounting as outlined above. The amount of revenue recognized using the percentage of completion method for 2001 and 2000 was $6.7 million and $14.7 million, respectively.

----------------------------------------------------------------------------
                                                                   Page F-21

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
----------------------------------------------------------------------------


STOCK-BASED COMPENSATION

As permitted under SFAS No. 123, Accounting for Stock-based Compensation, the Company has elected to continue follow the guidance of APB Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25, in accounting for its stock-based employee compensation arrangements. Accordingly, no compensation cost is recognized for any of the Company's fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. When options are granted to officers and directors at a price less than the fair market value on the date of grant, compensation expense is calculated based on the difference between the exercise price and the fair market value on the date of grant, and the compensation expense is recognized over the vesting period of the options. If the options are fully vested, the expense is recognized immediately. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB Opinion No. 25. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation cost is recognized immediately. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

At December 31, 2002, the Company had four stock-based employee compensation plans, which are described more fully in Note 13 and the Company's subsidiaries had six stock-based employee compensation plans. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No.
25. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for options granted under its plans as well as to the plans of its subsidiaries:

----------------------------------------------------------------------------
                                                                   Page F-22

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
----------------------------------------------------------------------------


                                                                     YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------

                                                              2002             2001            2000
                                                           ---------        ---------        --------
         Net loss, as reported                             $(113,961)       $(208,625)       $(33,222)
          Deduct: Total stock-based employee
            compensation expense determined under
            fair value-based method for all awards,
            net of related tax effects (1)                    (3,272)          (2,708)         (2,678)
                                                           ---------        ---------        --------

         Pro forma net loss                                $(117,233)       $(211,333)       $(35,901)
                                                           ---------        ---------        --------

         Loss per share:
           Basic and diluted--as reported                  $   (0.42)       $   (1.23)       $  (0.52)
                                                           =========        =========        ========
           Basic and diluted--pro forma                    $   (0.44)       $   (1.24)       $  (0.56)
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

ISSUANCE OF SHARES OF STOCK BY SUBSIDIARY

Gains where realizable and losses on issuance of shares of stock by the Company's consolidated subsidiary, Digital Angel Corporation, are reflected in the consolidated statement of operations. The Company determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel Corporation was appropriate since the shares issued to date were not sales of unissued shares in a public offering, the Company does not plan to reacquire the shares issued and the value of the proceeds could be objectively determined. During 2002, the Company recorded a net loss of $0.4 million occasioned by the merger of pre-merger Digital Angel and MAS, comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million pre-merger Digital Angel options (representing the difference between the carrying amount of the Company's pro-rata share of the investment in pre-merger Digital Angel and the exercise price of the options) and a gain of approximately $4.7 million from the deemed sale of 22.85% of the AWG, as a result of the merger with MAS. In addition, during 2002, the Company recorded a loss of $4.1 million on the issuances of 1.1 million shares of Digital Angel Corporation common stock resulting primarily from the exercise of stock options. The loss represents the difference between the carrying amount of the Company's pro-rata share of its investment in Digital Angel

----------------------------------------------------------------------------
                                                                   Page F-23

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
----------------------------------------------------------------------------

Corporation and the net proceeds from the issuances of the stock and other changes in the minority interest ownership.

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

COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive accumulated other (loss) income consists of foreign currency translation adjustments, and is reported in the consolidated statements of preferred stock, common stock and other stockholders' (deficit) equity.

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

The consolidated financial statements included in this Form 10-K include the accounts of Digital Angel Corporation and reflect the outstanding voting stock not owned by the Digital Angel Share Trust (the "Digital Angel Trust") (as defined in Note 2) as a minority ownership interest in Digital Angel Corporation on the balance

----------------------------------------------------------------------------
                                                                   Page F-24

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
----------------------------------------------------------------------------

sheet as of December 31, 2002. Significant intercompany balances and transactions have been eliminated in consolidation. Digital Angel
Corporation is publicly traded on the American Stock Exchange under the symbol DOC, with a closing market price per share at December 31, 2002, and March 21, 2003, of $2.55 and $1.22, respectively.

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

----------------------------------------------------------------------------
                                                                   Page F-25

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
----------------------------------------------------------------------------


                                       CONDENSED CONSOLIDATING BALANCE SHEET DATA
                                                    DECEMBER 31, 2002
                                                         APPLIED DIGITAL    DIGITAL ANGEL      CONSOLIDATION
                                                         SOLUTIONS, INC.     CORPORATION       ELIMINATIONS    CONSOLIDATED
                                                         ------------------------------------------------------------------
                                                                                (amounts in thousands)
Current Assets
Cash and cash equivalents                                   $  5,604           $   214          $     --        $  5,818
Accounts receivable, net                                      12,422             4,126                --          16,548
Inventories                                                    1,464             4,945                --           6,409
Notes receivable                                               2,801                --                --           2,801
Other current assets                                           1,442             1,478                --           2,920
                                                         ------------------------------------------------------------------
Total Current Assets                                          23,733            10,763                --          34,496

Property And Equipment, net                                    2,053             7,769                --           9,822
Notes Receivable, net                                            758                --                --             758
Goodwill, net                                                 20,366            47,452                --          67,818
Investment in Digital Angel Corporation                       40,656                --           (40,656)             --
Other Assets, net                                              2,525             1,814                --           4,339
                                                         ------------------------------------------------------------------
Total Assets                                                $ 90,091           $67,798          $(40,656)       $117,233
                                                         ==================================================================

Current Liabilities
Notes payable and current maturities of long-
  term debt                                                 $ 81,063           $   816          $     --        $ 81,879
Accounts payable and accrued expenses                         31,209             7,846                --          39,055
Put accrual                                                      200                --                --             200
Intercompany (receivable) payable                               (462)              462                --              --
Net liabilities of Discontinued Operations                     9,368                --                --           9,368
                                                         ------------------------------------------------------------------
Total Current Liabilities                                    121,378             9,124                --         130,502
Long-Term Debt, Notes Payable and Other Liabilities            1,037             3,364                --           4,401
                                                         ------------------------------------------------------------------
Total Liabilities                                            122,415            12,488                --         134,903
Minority Interest                                              3,768               298            14,356          18,422
                                                         ------------------------------------------------------------------
Accumulated other comprehensive income (loss)                     31              (185)              185              31
Other stockholders' (deficit) equity                         (36,123)           55,197           (55,197)        (36,123)
                                                         ------------------------------------------------------------------
Total Stockholders' (Deficit) Equity                         (36,092)           55,012           (55,012)        (36,092)
                                                         ------------------------------------------------------------------
Total Liabilities and Stockholders' (Deficit) Equity        $ 90,091           $67,798          $(40,656)       $117,233
                                                         ==================================================================

------------------------------------------------------------------------------
                                                                     Page F-26

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


                                   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS DATA
                                               YEAR ENDED DECEMBER 31, 2002
                                                         APPLIED DIGITAL    DIGITAL ANGEL      CONSOLIDATION
                                                         SOLUTIONS, INC.     CORPORATION       ELIMINATIONS    CONSOLIDATED
                                                         ------------------------------------------------------------------
                                                                               (amounts in thousands)

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

------------------------------------------------------------------------------
                                                                     Page F-27

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


                                   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS DATA
                                               YEAR ENDED DECEMBER 31, 2002
                                                         APPLIED DIGITAL    DIGITAL ANGEL      CONSOLIDATION
                                                         SOLUTIONS, INC.     CORPORATION       ELIMINATIONS    CONSOLIDATED
                                                         ------------------------------------------------------------------
                                                                                  (in thousands)

Cash Flows From Operating Activities
    Net loss                                                $(21,932)         $(92,359)           $ 1,806       $(112,485)
  Adjustment to reconcile net loss to net cash
   used in operating activities:
    Non-cash adjustments                                       5,229            87,875             (1,806)         91,298
    Net change in operating assets and liabilities            15,412             1,754                 --          17,166
    Net cash provided by discontinued operations                 116                --                 --             116
                                                            -------------------------------------------------------------
Net Cash Used In Operating Activities                         (1,175)           (2,730)                --          (3,905)
                                                            -------------------------------------------------------------

Cash Flows From Investing Activities
    Decrease in notes receivable                               3,155                --                 --           3,155
    Received from buyers of divested subsidiaries              2,625                                                2,625
    (Increase) decrease in other assets                         (105)              108                 --               3
    Proceeds from the sale of property and equipment           3,535                                   --           3,535
    Proceeds from the sale of subsidiaries and business
     assets and investments                                      357             1,025                 --           1,382
    Payment for property and equipment                          (419)           (1,439)                --          (1,858)
    Investment in subsidiaries                                  (684)               --                684              --
    Payment for asset and business acquisitions                    0              (261)                --            (261)
    Net cash used in discontinued operations                    (507)               --                 --            (507)
                                                            -------------------------------------------------------------
Net Cash Provided By (Used In) Investing Activities            7,957              (567)               684           8,074
                                                            -------------------------------------------------------------

Cash Flows From Financing Activities
    Net amounts borrowed (paid) on notes payable and
     line of credit                                             (569)           (4,209)                --          (4,778)
    (Payments on) proceeds from line of credit and
     long-term debt                                           (4,243)            5,530                 --           1,287
    Payments on long-term debt                                (1,379)              (43)                --          (1,422)
    Other financing costs                                       (875)               --                 --            (875)
    Issuance of common shares                                  1,695               631               (631)          1,695
    Collection of notes receivable for shares issued           1,156                --                 --           1,156
    Stock issuance costs                                        (519)               --                 --            (519)
    Subsidiary Issuance of Common Shares                           0                                  631             631
    Intercompany transactions                                      0               684               (684)             --
                                                            -------------------------------------------------------------
Net Cash (Used In) Provided By Financing Activities           (4,734)            2,593               (684)         (2,825)
                                                            -------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents           2,048              (704)                --           1,344
Effect of exchange rates changes on cash and cash
 equivalents                                                     456               322                 --             778
Cash and Cash Equivalents - Beginning of Period                3,100               596                 --           3,696
                                                            -------------------------------------------------------------
Cash and Cash Equivalents - End of Period                   $  5,604          $    214            $    --       $   5,818
                                                            =============================================================


------------------------------------------------------------------------------
                                                                     Page F-28

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


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

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt FAS 143 on January 1, 2003. Application of the new rules is not expected to have a significant impact on the Company's financial position and results of operations as it does not currently have any legal obligations associated with the retirement of long-lived assets or leased facilities.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets. This standard supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supercede the provisions of APB Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from Discontinued Operations to be displayed in Discontinued Operations in the period in which the losses are incurred, rather than as of the measurement date as required by APB 30. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on January 1, 2002. The adoption of FAS 144 did not have a material impact on the Company's operations or financial position.

In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates Statement 4 (and Statement 64, as it amends Statement
4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The adoption of FAS 145 did not have material effect on the Company's operations or financial position.

------------------------------------------------------------------------------
                                                                     Page F-29

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company intends to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25. SFAS 148's amendment of the transition and annual disclosure provisions of SFAS 123 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 on December 31, 2002.

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

The IBM Credit Agreement contained covenants relating to the Company's financial position and performance, as well as the financial position and performance of Digital Angel Corporation. On September 30, 2002, the Company entered into an amendment to the IBM Credit Agreement, which revised certain financial covenants relating to its financial performance and the financial position and performance of Digital Angel Corporation for the quarter ended September 30, 2002 and the fiscal year ending December 31, 2002. On November 1, 2002, the Company entered into another amendment to the IBM Credit Agreement, which further revised certain covenants relating to the financial performance of Digital Angel Corporation for the quarter ended September 30, 2002, and the fiscal year ending December 31, 2002. At September 30, 2002, the Company and Digital Angel Corporation were in compliance with the revised covenants under the IBM Credit Agreement. At June 30, 2002, the Company was not in compliance with our Minimum Cumulative Modified EBITDA debt covenant and with other provisions of the IBM Credit Agreement and Digital Angel Corporation was not in compliance with its Minimum Cumulative Modified EBITDA and Current Assets to Current Liabilities debt covenants. On August 21, 2002, IBM Credit provided the Company with a waiver of such noncompliance. As consideration for the waiver, the Company issued

------------------------------------------------------------------------------
                                                                     Page F-30

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


to IBM Credit a five year-warrant to acquire 2.9 million shares of its common stock at $0.15 per share, valued at approximately $1.3 million, and a five year-warrant to purchase approximately 1.8 million shares of its wholly-owned subsidiary, VeriChip Corporation's, common stock at $0.05 per share, valued at approximately $44 thousand. At December 31, 2002, the Company was not in compliance with the revised covenants under the IBM
Credit Agreement. Digital Angel Corporation did not maintain compliance with certain financial covenants under its credit agreement with its lender, Wells Fargo Business Credit, Inc. (Wells Fargo). Wells Fargo provided Digital Angel Corporation with a waiver of non-compliance. IBM Credit did not provide a waiver.

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

------------------------------------------------------------------------------
                                                                     Page F-31

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


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

At the end of the forbearance period, the provisions of the forbearance agreement shall become of no force and effect. At that time, IBM Credit will be free to exercise and enforce, or to take steps to exercise and enforce, all rights, powers, privileges and remedies available to them under the IBM Credit Agreement, as a result of the payment and covenant defaults existing on March 24, 2003. If the Company is not successful in satisfying the payment obligations under the forbearance agreement or does not comply with the terms of the forbearance agreement or the IBM Credit Agreement, and IBM Credit were to enforce its rights against the collateral securing the obligations to IBM Credit, there would be substantial doubt that the Company would be able to continue operations in the normal course of business.

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

  * Obtain the necessary approvals to expand the market for its VeriChip product; and

  *  Complete the development of its second generation Digital
     Angel product.

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

------------------------------------------------------------------------------
                                                                     Page F-32

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


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

In January 2001, the Company entered into an agreement with the minority shareholders of Intellesale to terminate all put rights and employment agreements that each shareholder had with or in respect of Intellesale. In exchange, the Company issued an aggregate of 6.6 million shares of the Company's common stock valued at $10.3 million. In addition, during the years ended December 31, 2002 and 2001, 13.6 million common shares valued at $6.6 million and 27.5 million common shares valued at $16.9 million, respectively, were issued to satisfy earnouts and to purchase minority interests.

------------------------------------------------------------------------------
                                                                     Page F-33

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


4.  INVENTORIES

                                                     DECEMBER 31,
                                                     ------------
                                                2002            2001
                                                ----            ----
Raw materials                                  $1,725          $1,474
Work in process                                 1,447             176
Finished goods                                  4,659           6,226
                                               ------          ------
                                                7,831           7,876
Less:  Allowance for excess and obsolescence    1,422           1,702
                                               ------          ------
                                               $6,409          $6,174
                                               ======          ======

5.  NOTES RECEIVABLE

                                                                    DECEMBER 31,
                                                                    ------------
                                                                2002            2001
                                                                ----            ----
Due from purchaser of subsidiary, collateralized
by pledge of rights to distributions from a joint
venture of the purchaser and an unrelated entity,
bears interest at the London Interbank Offered Rate
plus 1.65%, payable in quarterly installments of
principal and interest totaling $332.                        $ 1,023          $ 9,073

Due from purchaser of four subsidiaries, bears
interest at 5%, interest payable quarterly,
principal due October 2004.  Allowance of $2,700
reflected in allowance for bad debts in 2002 and 2001.         2,700            2,700

Due from purchaser of subsidiary, collateralized by
pledge of investment securities, bears interest at
prime, interest payable semi-annually, principal due
November 2004.  Allowance of $2,328 reflected in
allowance for bad debts in 2002 and 2001.                      2,328            2,328

Due from officers, directors and employees of the
Company, unsecured, bear interest at varying interest
rates, due on demand.  Allowance of $200 reflected
in allowance for bad debts in 2001.                              677              784

Due from individuals and corporations, bearing
interest at varying rates above prime, secured
by business assets, personal guarantees, and
securities, due various dates through July 2004.
Allowance of $912 reflected in allowance for bad debts
in 2001.                                                         858            1,851

Due from purchaser of divested subsidiary,
collateralized by business assets, bears interest
at 8%, payable in monthly installments of principal
and interest of $10, balance due in February 2006.
Allowance of $1,266 reflected in allowance for bad
debts in 2002.                                                 1,266            1,272

Due from purchaser of divested subsidiary,
collateralized by personal guarantee and securities
of the purchaser, bears interest at prime plus 1%,
payable in monthly installments of interest only
through March 2003, and then payable in monthly
installments of principal and interest of $11
through December 2007.                                           497              550

Due from purchaser of divested subsidiary,
collateralized, bears interest at 5%, payable in
monthly payments of interest, and annual payments
of principal through March 2005.                                 478               --

Other                                                             26               --

------------------------------------------------------------------------------
                                                                     Page F-34



APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------



Due from purchaser of business assets, secured by
maker's assets, bears interest at 8.7% and provides
for monthly payments of principal and interest equal
to 10% of the maker's net cash revenue for each preceding
month, balance due October 2001.  Allowance of $373
reflected in allowance for bad debts in 2002 and 2001.           373              373
-------------------------------------------------------------------------------------
                                                              10,226           18,931
Less:  Allowance for bad debts                                 6,667           12,671
Less:  Current portion                                         2,801            2,256
-------------------------------------------------------------------------------------
                                                            $    758         $  4,004
=====================================================================================

These notes receivable have been pledged as collateral under the Company's debt agreements. See Note 10.

6.   OTHER CURRENT ASSETS

                                                               DECEMBER 31,
                                                               ------------
                                                           2002             2001
                                                   ------------------------------------
Deferred tax asset                                       $   13           $  171
Prepaid expenses                                          2,787            3,336
Income tax refund receivable                                 --              806
Other                                                       120              473
----------------------------------------------------------------------------------------
                                                         $2,920           $4,786
========================================================================================

7.  PROPERTY AND EQUIPMENT

                                                                DECEMBER 31,
                                                                ------------
                                                           2002             2001
                                                     -------------------------------
Land                                                    $   611          $   956
Building and leasehold improvements                       7,770            8,351
Equipment                                                14,505           14,387
Software                                                     94           10,001
------------------------------------------------------------------------------------
                                                         22,980           33,695
Less:  Accumulated depreciation                          13,158           13,510
------------------------------------------------------------------------------------
                                                        $ 9,822          $20,185
====================================================================================

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

During 2002, the Company recorded an impairment charge of $6.4 million to write-down certain software related to its Digital Angel Corporation segment. The write off related to an exclusive license to a digital encryption and distribution software system, which was on longer usable. The charge is included in the consolidated statement of operations under the caption Asset Impairment.

------------------------------------------------------------------------------
                                                                     Page F-35

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


8.  GOODWILL

Goodwill consists of the excess of cost over fair value of net tangible and identifiable intangible assets of companies purchased. The Company applies the principles of SFAS 141, and uses the purchase method of accounting for acquisitions of wholly owned and majority owned subsidiaries.

                                                             DECEMBER 31,
                                                             ------------
                                                         2002             2001
                                                     ----------------------------
Balance                                                $123,221         $186,827
Acquisitions and earnout payments                        39,172               --
Less goodwill impairment                                (62,185)         (63,606)
Accumulated amortization                                (32,390)         (32,390)
---------------------------------------------------------------------------------

Carrying value                                         $ 67,818         $ 90,831
=================================================================================

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

The adoption of SFAS 142 did not result in an impairment charge, however, the annual test performed by the Company during the fourth quarter of 2002 resulted in an impairment charge of $62.2 million associated with the Company's Digital Angel Corporation segment. This impairment charge is included in the consolidated statement of operations under the caption Asset Impairment. In the fourth quarter of 2002, the company tested goodwill at each reporting level unit. Goodwill was assigned to each applicable reporting unit as of the date of acquisition. The Company's reporting units are those businesses for which discrete financial information is available and upon which segment management makes operating decisions.

At December 31, 2002, the Company's reporting units consisted of the following:

               o  Advanced Technology segment
               o  Digital Angel Corporation's Animal Application division
               o  Digital Angel Corporation's Wireless and Monitoring division
               o Digital Angel Corporation's GPS and Radio Communications division
               o  Digital Angel Corporation's Medical Systems division
               o  InfoTech USA, Inc.

The fair values of the Company's reporting units were estimated using the expected present value of future cash flows. Based upon these fair value tests, it was determined that certain goodwill was impaired. The impairment relates to the goodwill associated with Digital Angel Corporation's Medical Systems division resulting from the acquisition of MAS in March 2002, and to Digital Angel Corporation's Wireless and Monitoring division. As of December 31, 2002, Digital Angel Corporation's Wireless and Monitoring segment had not recorded any significant revenues from its Digital Angel product and the revenues associated with the Medical Systems business had decreased. In addition, there can be no assurance that future goodwill impairment tests will not result in additional impairment charges.

The following table presents the impact of SFAS 142 on (loss) income before extraordinary (loss) gain and net loss and (loss) income before extraordinary (loss) gain per share and net loss per share had the standard been in effect beginning January 1, 2000:

------------------------------------------------------------------------------
                                                                     Page F-36

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------



                                                               YEAR ENDED DECEMBER 31,

                                                                     2001        2000
                                                               ----------  ----------
(Loss) income before extraordinary (loss) gain:
(Loss) income before extraordinary (loss) gain as reported     $ (214,568)  $(112,142)
Add back: Goodwill amortization                                    21,312       9,415
Add back: Equity method investment amortization                     1,161          --
                                                               ----------   ---------
Adjusted (loss) income before extraordinary (loss) gain        $ (192,095)  $(102,727)
                                                               ==========   =========

Earnings (loss) per common share - basic
 Net (loss) income per share before extraordinary (loss)
  gain - basic as reported                                     $    (1.26)  $   (1.76)
 Goodwill amortization                                               0.12        0.15
 Equity method investment amortization                               0.01          --
                                                               ----------   ---------
 Adjusted (loss) income before extraordinary (loss) gain
  per share - basic                                            $    (1.13)  $   (1.61)
                                                               ==========   =========

Earnings (loss) per share - diluted
 Net (loss) income per share before extraordinary (loss)
  gain - basic as reported                                     $    (1.26)  $   (1.76)
 Goodwill amortization                                               0.12        0.15
 Equity method investment amortization                               0.01          --
                                                               ----------   ---------
 Adjusted (loss) income before extraordinary (loss) gain
  per share - diluted                                          $    (1.13)  $   (1.61)
                                                               ==========   =========
`
Net (loss) income available to common stockholders:
 Net (loss) income available to common stockholders
  as reported                                                  $ (215,642)  $(116,190)
 Add back: Goodwill amortization                                   21,312       9,415
 Add back: Equity method investment amortization                    1,161          --
                                                               ----------   ---------
Adjusted net (loss) income                                     $ (193,169)  $(106,775)
                                                               ==========   =========

Earnings (loss) per common share - basic
 Net (loss) income per share - basic, as reported              $    (1.27)  $   (1.82)
 Goodwill amortization                                               0.12        0.15
 Equity method investment amortization                               0.01          --
                                                               ----------   ---------
Adjusted net (loss) income - basic                             $    (1.14)  $   (1.67)
                                                               ----------   ---------

Earnings (loss) per share - diluted
 Net (loss) income per share - diluted, as reported            $    (1.27)  $   (1.82)
 Goodwill amortization                                               0.12        0.15
 Equity method investment amortization                               0.01          --
                                                               ----------   ---------
Adjusted net (loss) income per share - diluted                 $    (1.14)  $   (1.67)
                                                               ==========   =========

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

------------------------------------------------------------------------------
                                                                     Page F-37

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


9.  OTHER ASSETS

                                                                      DECEMBER 31,
                                                                      ------------
                                                                    2002        2001
-------------------------------------------------------------------------------------
Proprietary software                                              $ 2,636     $ 2,368
Loan acquisition costs                                             10,569       3,746
Other assets                                                        2,206       1,120
-------------------------------------------------------------------------------------
                                                                   15,411       7,234
Less:  Accumulated amortization                                    12,936       5,247
-------------------------------------------------------------------------------------
                                                                    2,475       1,987
Other investments                                                     202         771
Deferred tax asset                                                  1,223         996
Other                                                                 439         528
-------------------------------------------------------------------------------------

                                                                  $ 4,339     $ 4,282
=====================================================================================

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

At September 30, 2002, the Company and Digital Angel Corporation were in compliance with the revised covenants under the IBM Credit Agreement. At June 30, 2002, the Company was not in compliance with its Minimum Cumulative Modified EBITDA debt covenant and with other provisions of the IBM Credit Agreement and Digital Angel Corporation was not in compliance with the Minimum Cumulative Modified EBITDA and Current Assets to Current Liabilities debt covenants. On August 21, 2002, IBM Credit provided the Company with a waiver of such noncompliance. As consideration for the waiver, the Company issued to IBM Credit a five year warrant to acquire 2.9 million shares of the Company's common stock at $0.15 per share, valued at approximately $1.3 million, and a five year-warrant to purchase approximately 1.8 million shares of the Company's wholly-owned subsidiary, VeriChip Corporation's common stock at $0.05 per share, valued at approximately $44 thousand. The fair value of the warrants has been recorded as interest expense in 2002.

------------------------------------------------------------------------------
                                                                     Page F-38

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


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




The Company did not meet the Minimum Cumulative Modified EBITDA covenant at December 31, 2002. IBM did not provide the Company of a waiver of the default -See Note 2.

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

------------------------------------------------------------------------------
                                                                     Page F-39

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


NOTES PAYABLE AND LONG-TERM DEBT CONSISTS OF THE FOLLOWING:

                                                                          DECEMBER 31,
                                                                          ------------
                                                                      2002          2001
                                                                   -------------------------
Term Loan - IBM Credit, collateralized by all domestic assets of the Company and a pledge of the stock of the Company's
subsidiaries, bearing interest at 17% through February 28,
2003, due February 28, 2003; currently bearing interest at 25%     $ 80,655      $      --

Revolving credit line - IBM Credit, collateralized by all
domestic assets of the Company and a pledge of the stock
of the Company's subsidiaries, bearing interest at the 30
day London Interbank Offered Rate plus 3.25% in 2001,
originally due in May 2002 and subsequently refinanced                   --         61,060

Term Loan - IBM Credit, collateralized by all domestic
assets of the Company and a pledge of the stock of the
Company's subsidiaries, bearing interest at the 30 day
London Interbank Offered Rate plus 4.0% in 2001, payable
in quarterly principal installments of $1,041 plus interest,
originally due in May 2002 and subsequently refinanced                   --         21,495

Term loans, payable in monthly or quarterly installments,
bearing interest at rates ranging from 4% to 10%, due through
April 2009                                                                              77

INFOTECH USA, INC.
Mortgage notes payable, collateralized by land and building, payable in monthly installments of principal and interest
totaling $15,000, bearing interest at 7.16%, paid in full
in March 2002                                                            --            880

DIGITAL ANGEL CORPORATION
Mortgage notes payable, collateralized by land and buildings, payable in monthly installments of principal and interest
totaling $30,000, bearing interest at 8.18% in 2002, due
through November 2010                                                 2,419          2,465

Mortgage notes payable, collateralized by land and
building, interest only payable monthly, principal
amount of $910 due October 1, 2004, bearing interest
at 12% at December 31, 2002.                                            910             --

Line of credit, collateralized by all Digital Angel
Corporation assets, interest payable monthly at prime
plus 3%, due in October 2005 (1)                                        709             --

Notes payable - other                                                   299             11

Capital lease obligations                                               233            434
------------------------------------------------------------------------------------------
                                                                     85,225         86,422
Less:  Current maturities                                            81,879         83,836
------------------------------------------------------------------------------------------
                                                                  $   3,346      $   2,586
==========================================================================================

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

------------------------------------------------------------------------------
                                                                     Page F-40

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


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

Certain of the Company's subsidiaries included in discontinued operations also have notes payable and long-term debt as follows:

                                                                           DECEMBER 31,
                                                                --------------------------------
                                                                     2002                  2001
                                                                --------------------------------
Revolving credit line - IBM Credit, collateralized by all
domestic assets of the Company and a pledge of the stock
of the Company's subsidiaries, bearing interest at the
base rate as announced by the Toronto-Dominion Bank of
Canada plus 1.17% in 2000, due in May 2002.  Amounts
paid in full upon sale of the discontinued Canadian
subsidiary in January 2002                                           $ --               $ 3,373

Term Loan - IBM Credit, collateralized by all Canadian
assets of the Company and a pledge of two-thirds of the
stock of the Company's Ground Effects, Ltd. subsidiary,
bearing interest at the base rate as announced by the
Toronto-Dominion Bank of Canada plus 1.17% in 2000, payable
in quarterly principal installments of $113 plus interest,
due in May 2002.  Amounts paid in full upon sale of the
discontinued Canadian subsidiary in January 2002                       --                 1,570

Term loans, other                                                      --                    59

Capital lease obligations                                              26                    38
-------------------------------------------------------------------------------------------------
                                                                       26                 5,040
Less:  Current maturities                                              26                 5,040
-------------------------------------------------------------------------------------------------

                                                                     $ --               $    --
=================================================================================================

The obligations to IBM Credit noted above, were repaid in connection with the sale of Ground Effects, Ltd, which was sold on January 31, 2002.

------------------------------------------------------------------------------
                                                                     Page F-41

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


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

The proceeds upon issuance were allocated to the preferred stock, the detachable warrants and the option based upon their relative fair values. The value assigned to the warrants and option increased the discount on preferred stock, as follows (amounts in thousands):


Face value of preferred stock                  $26,000
Discount on preferred stock                     (6,000)
Preferred stock issuance costs                    (944)
                                               -------
Net proceeds                                   $19,056
                                               =======

Relative fair value of warrants                $   627
Relative fair value of options                   5,180
Relative fair value of preferred shares         13,249
                                               -------
                                               $19,056
                                               =======

The beneficial conversion feature was calculated as the difference between the most beneficial conversion price and the fair value of the Company's common stock, multiplied by the number of shares into which the preferred stock was convertible in accordance with EITF 98-5 and 00-27. For the year ended December 31, 2001, the beneficial conversion feature (BCF) associated with the Company's preferred stock charged to earnings per share was $9.4 million. The Company has cumulatively recorded a charge to earnings per share of $13.2 million, since the issuance

------------------------------------------------------------------------------
                                                                     Page F-42

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


of the preferred stock. As of June 30, 2001, the BCF was fully accreted. As of December 31, 2001, all of the preferred shares have been converted into shares of the Company's common stock.

The BCF was recorded as a reduction in the value assigned to the preferred stock and an increase in additional paid-in capital. The Company recorded the accretion of the BCF over the period from the date of issuance to the earliest beneficial conversion date available through equity, reducing the income available to common stockholders and earnings per share.

The holders of the preferred stock also received 0.8 million warrants to purchase up to 0.8 million shares of the Company's common stock. The warrants expire in October 2005. At December 31, 2002, the exercise price was $4.66 per share, subject to adjustment for various events, including the issuance of shares of common stock, or options or other rights to acquire common stock, at an issuance price lower than the exercise price under the warrants. The exercise price may be paid in cash, in shares of common stock or by surrendering warrants. See Note 13 for the valuation and related assumptions.

OPTION TO ACQUIRE ADDITIONAL PREFERRED STOCK

The investors had the option to purchase up to an additional $26.0 million in stated value of Series C convertible preferred stock and warrants with an initial conversion price of $5.00 per share, for an aggregate purchase price of $20.0 million, at any time up to ten months following the effective date of the Company's registration statement relating to the common stock issuable on conversion of the initial series of the preferred stock. The additional preferred stock would have had the same preferences, qualifications and rights as the initial preferred stock. The fair value of the option was estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of .40% and a risk free interest rate of 5.5%. The investors elected not to exercise the option and it expired on February 24, 2002. Upon expiration, the value of the options was reclassified to Additional Paid-in-Capital.


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

Class V warrants were issued in connection with the merger of the Company's wholly owned subsidiary, Digital

------------------------------------------------------------------------------
                                                                     Page F-43

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


Angel.net, Inc. into Destron Fearing. These warrants were valued at $1.7 million and included as part of the initial purchase price.

Class W warrants were issued in connection with the Series C preferred stock issuance. These warrants were valued at $0.6 million, and were recorded as a discount on the preferred stock at issuance.

Class X warrants were issued to IBM Credit Corporation in connection with an "Acknowledgement, Waiver and Amendment No. 1 to the Second Amended and Restated Term and Revolving Credit Agreement" with IBM Credit. The warrants were valued at $1.9 million. The fair value of the warrants was reflected as deferred financing fees and was amortized as interest expense. Under the terms of the IBM Credit Agreement, which became effective on March 27, 2002, these warrants were re-priced from an exercise price of $1.25 per share to an exercise price of $0.15 per share. The re-priced warrants were valued at $1.0 million.

Class Y warrants were issued to IBM Credit Corporation in connection with the IBM Credit Agreement. The warrants were valued at $1.3 million. The fair value of the warrants was reflected as deferred financing fees and is being amortized as interest expense.

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

Under the Employee Plan, the Plan authorized the grant of options to the employees to purchase 1.6 million shares of

------------------------------------------------------------------------------
                                                                     Page F-44

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


common stock as of December 31, 2002, of which 1.4 million options have been issued through December 31, 2002. The Plan provides for the grant of incentive stock options, as defined in the Internal Revenue Code, and non-incentive options. The Plan has been discontinued with respect to any future grant of options.

Under the Director Plan, the Plan authorized the grant of options to the non-employee directors to purchase shares of common stock. As of December 31, 2002, 0.5 million options have been granted of which 0.3 million options have been issued through December 31, 2002. The Plan has been discontinued with respect to any future grant of options.

A summary of stock option activity for 2002, 2001 and 2000 is as follows (in thousands, except weighted average exercise price):

                                                    2002                           2001                        2000
                                          ------------------------      ------------------------     ------------------------
                                                         WEIGHTED-                     WEIGHTED-                    WEIGHTED-
                                          NUMBER          AVERAGE       NUMBER         AVERAGE       NUMBER          AVERAGE
                                            OF           EXERCISE         OF           EXERCISE        OF           EXERCISE
                                          OPTIONS          PRICE        OPTIONS         PRICE        OPTIONS          PRICE
                                          -------          -----        -------         -----        -------          -----
Outstanding on January 1                  30,230          $0.76         22,457          $2.87         12,172          $3.01
Granted                                   10,126            .32         12,287            .33         13,725           2.76
Exercised                                 (6,290)           .23         (2,369)           .15         (3,257)          2.89
Forfeited                                    (27)          1.09         (2,145)           .88           (183)          3.28
                                          ------          -----         ------          -----         ------          -----
Outstanding on December 31                34,039           0.71         30,230            .76(1)      22,457           2.87
                                          ------          -----         ------          -----         ------          -----

Exercisable on December 31                23,721           0.87         19,999            .99(1)      11,821           2.87
                                          ------          -----         ------          -----         ------          -----
Shares available on December 31
 for options that may
 be granted                                  283                         2,043                        12,878
                                          ------                        ------                        ------

---------
   (1)  Options to acquire 19.3 million shares of the Company's common stock were re-priced during 2001.
        See Note 14.

The Company incurred approximately $0.7 million and $5.3 million of non-cash compensation expense during 2002 and 2001, respectively, due primarily to re-pricing 19.3 million stock options during 2001. The re-priced options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and, accordingly, fluctuations in the Company's common stock price result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expire. This non-cash charge is reflected in the condensed consolidated statement of operations in selling, general and administrative expenses. In addition, on September 24, 2001, the company issued 3.9 million options to employees and directors with exercise prices of $0.15 per share, or $0.02 per share less than the fair market value of the underlying common stock on the date of grant. In accordance with APB Opinion No. 25, the Company recognized compensation expense of $0.1 million associated with these options. The compensation expense was amortized over the vesting period of the options. During 2000, a de minimus amount of compensation expense was recorded related to options granted to several employees at a 15% discount to the fair market value on the date of grant.

------------------------------------------------------------------------------
                                                                     Page F-45

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


The following table summarizes information about stock options at December 31, 2002 (in thousands, except weighted average exercise price):

                                     OUTSTANDING STOCK OPTIONS            EXERCISABLE STOCK OPTIONS
                              ---------------------------------------     -------------------------
                                             WEIGHTED-
                                              AVERAGE       WEIGHTED-                     WEIGHTED-
                                             REMAINING      AVERAGE                       AVERAGE
    RANGE OF                                CONTRACTUAL     EXERCISE                      EXERCISE
 EXERCISE PRICE               SHARES           LIFE          PRICE         SHARES          PRICE
 --------------               ------           ----          -----         ------          -----
 $0.01 to $1.00               27,100           4.20          $0.24         16,986          $0.20
 $1.01 to $2.00                1,614           4.00           1.47          1,505           1.49
 $2.01 to $3.00                4,037           2.90           2.51          4,037           2.51
 $3.01 to $4.00                  791           2.60           3.53            700           3.56
 $4.01 to $5.00                  307           2.20           4.45            306           4.45
 $5.01 to $8.00                  190           2.50           5.59            187           5.56
                              ------                         -----         ------          -----
 $0.01 to $8.00               34,039                         $0.71         23,721          $0.87
                              ======                         =====         ======          =====

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

A summary of stock option activity for the aforementioned plans for 2002 is as follows (in thousands, except weighted average exercise price data):

                                                    2002
                                          ------------------------
                                                         WEIGHTED-
                                                         AVERAGE
                                                         EXERCISE
                                          SHARES          PRICE
                                          ------         ---------
Outstanding on January 1                   5,148         $ 0.44

Granted                                    3,910           3.39

Assumed in MAS Acquisition                 1,211           4.23

Exercised                                 (2,452)          0.25

Forfeited                                     (1)         10.00
                                          ------

Outstanding on December 31                 7,816           2.56
                                          ------

Exercisable on December 31                 3,893           1.70
                                          ======

Shares available for grant on
 December 31                               2,370             --
                                          ======

------------------------------------------------------------------------------
                                                                     Page F-46

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


The following table summarizes information about the Digital Angel Corporation's stock options at December 31, 2002 (in thousands, except weighted average exercise price data):

                                     OUTSTANDING STOCK OPTIONS            EXERCISABLE STOCK OPTIONS
                             ---------------------------------------      -------------------------
                                             WEIGHTED
                                              AVERAGE       WEIGHTED                      WEIGHTED
                                             REMAINING      AVERAGE                       AVERAGE
   RANGE OF                                 CONTRACTUAL     EXERCISE                      EXERCISE
EXERCISE PRICE                SHARES           LIFE          PRICE         SHARES          PRICE
--------------                ------           ----          -----         ------          -----
$0.01 to $2.00                2,898            7.31         $ 0.60          2,898         $ 0.60
$2.01 to $4.00                4,214            9.40           3.43            304           3.90
$4.01 to $6.00                  550            8.11           4.15            550           4.15
$6.01 to $8.00                   --              --             --             --             --
$8.00 to $10.00                 154            7.31          10.00            141          10.00
                              -----                         ------          -----         ------
                              7,816            8.49         $ 2.56          3,893         $ 1.70
                              =====                         ======          =====         ======

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

------------------------------------------------------------------------------
                                                                     Page F-47

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


15. ASSET IMPAIRMENT

Asset impairment during the years ended December 31, 2002, 2001 and 2000 was:

                                              2002          2001             2000
----------------------------------------------------------------------------------
                                                    (AMOUNTS IN THOUSANDS)

Goodwill:

  Advanced Technology                       $    --        $30,453         $   --
  Digital Angel Corporation                  62,185            726             --
  All Other                                      --         32,427            818
----------------------------------------------------------------------------------
    Total goodwill                           62,185         63,606            818
Property and equipment                        6,860          2,372             --
Investment in ATEC and Burling stock             --             --          5,565
Software and other                              337          5,741             --
----------------------------------------------------------------------------------
                                            $69,382        $71,719         $6,383
==================================================================================

As of December 31, 2002, the net book value of the Company's goodwill was $67.8 million. There was no impairment of goodwill upon the adoption of FAS 142 on January 1, 2002. However, based upon the Company's annual review for impairment during the fourth quarter of 2002, the Company recorded an impairment charge of $62.2 million associated with its Digital Angel Corporation segment. The impairment relates to the goodwill associated with the acquisition of MAS in March 2002, and to Digital Angel Corporation's Wireless and Monitoring segment. Future goodwill impairment reviews may result in additional periodic write-downs. This impairment charge is included in the consolidated statement of operations under Asset Impairment. In the fourth quarter of 2002, the company tested goodwill at each reporting level unit. Goodwill was assigned to each applicable reporting unit as of the date of acquisition. The Company's reporting units are those businesses for which discrete financial information is available and upon which segment management makes operating decisions. The fair values of the Company's reporting units were estimated using the expected present value of future cash flows. Based upon these fair value tests, it was determined that certain goodwill was impaired. The impairment relates to the goodwill associated with Digital Angel Corporation's Medical Systems segment resulting from the acquisition of MAS in March 2002, and to Digital Angel Corporation's Wireless and Monitoring segment. As of December 31, 2002, Digital Angel Corporation's Wireless and Monitoring segment had not recorded any significant revenues from its Digital Angel product and the revenues associated with the Medical Systems business had decreased. The changes in the carrying amount of goodwill for the year ended December 31, 2002, by reporting unit are as follows (in thousands):

                  COMPUTER                                        WIRELESS   GPS AND
                   EQUITY               PACIFIC        ANIMAL       AND       RADIO                   INFOTECH
                CORPORATION   P-TECH,  DECISIONS    APPLICATIONS MONITORING  COMMUNI-    MEDICAL        USA
                    (1)       INC.(1)  SCIENCES(1)       (2)        (2)      CATIONS(2)  SYSTEMS(2)    INC.(3)  CORPORATE   TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance
January 1, 2002   $13,178      $530     $1,504         $43,971   $ 27,854     $1,051     $     --       $2,154     589    $ 90,831
Acquisitions,
  adjustments
  and earnout
  payments          3,000        --         --                      3,606         63       33,092                 (589)     39,172
Less goodwill
  impairment           --        --         --                    (31,460)        --      (30,725)                         (62,185)
                -------------------------------------------------------------------------------------------------------------------
Balance
December 31,
2002              $16,178      $530     $1,504         $43,971        $--     $1,114     $  2,367       $2,154   $  --    $ 67,818
===================================================================================================================================

(1) Reporting unit is a component of the Advanced Technology segment.
(2) Reporting unit is a component of the Digital Angel Corporation segment.
(3) The InfoTech USA, Inc. segment is a reporting unit.

------------------------------------------------------------------------------
                                                                     Page F-48

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


In addition, Digital Angel Corporation impaired $6.4 million of software associated with its Wireless and Monitoring segment. This software was included in property and equipment.

The Company experienced goodwill write-downs and impairments in the third and fourth quarters of 2001 and first quarter of 2002. The write-downs related to (a) business closings, (b) letters of intent used as the basis for fair market value, and (c) impairments of assets pursuant to Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of" ("FAS 121"). As a result of the economic slowdown during 2001, the Company experienced deteriorating sales for certain of its businesses. In addition, management concluded that a full transition to an advanced technology company required the sale or closure of all units that did not fit into the Company's new business model or were not cash-flow positive. This resulted in the shut down of several of its businesses during the third and fourth quarters of 2001 and the first quarter of 2002 and related goodwill write-downs; and also, letters of intent that the Company had received during the last half of 2001 and the first quarter of 2002 related to the sales of certain of its businesses indicated a decline in their fair values.
These contractual letters of intent were used as the foundation to determine fair market value and related goodwill write-downs of each individual business unit. The sales of these businesses did not comprise the sale of an entire business segment. Based upon these developments, the Company reassessed its future expected operating cash flows and business valuations and at December 31, 2001, the Company performed undiscounted cash flows analyses by business unit to determine if an impairment existed. The Company followed the provisions of FAS 121 to assess and measure the asset impairments. For purposes of these analyses, earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow. When an impairment was determined to exist, any related impairment loss was calculated based on fair value. Fair value was determined based on discounted cash flows. The discount rate utilized by the Company was the rate of return expected from the market or the rate of return for a similar investment with similar risks. This reassessment resulted in the asset impairments listed above during 2001. The assumptions used in the Company's determination of fair value using discounted cash flows were as follows:

              o Cash flows were generated for periods ranging from 5 to 10 years based on the expected life of the business goodwill;

              o Earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow; and

              o A discount rate of 12.0% was used. The rate was determined based on the risk free rate of the 10 year U.S. Treasury Bond plus a market risk premium of 7%.

As a result of the restructuring and revision to the Company's business model, the plan to implement an enterprise wide software system purchased in 2000 was discontinued during the third quarter of 2001, at which time the associated software costs were written off and the computer hardware was written down to its estimated net realizable value. During 2002, the remaining value of the equipment of approximately $0.5 million was fully impaired and written off.

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

16. LOSS/GAIN ON SALES OF SUBSIDIARIES AND BUSINESS ASSETS

The gain (loss) on sale of subsidiaries and business assets reported in continuing operations was $0.1 million, $(6.1)

------------------------------------------------------------------------------
                                                                     Page F-49

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


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

See Note 18 for a discussion of dispositions related to Discontinued Operations companies.

17. INCOME TAXES

The provision (benefit) for income taxes consists of:

                                              2002           2001           2000
                                           ---------------------------------------
                                                   (AMOUNTS IN THOUSANDS)
                                           ---------------------------------------
Current:
  United States at statutory rates           $ 392        $    --        $(1,675)
  International                                  3             --             --
  Current taxes covered by net operating
    Loss                                        --           (565)            --
----------------------------------------------------------------------------------
  Current income tax provision (credit)        395           (565)        (1,675)
----------------------------------------------------------------------------------
Deferred:
  United States                                (69)        21,484         (3,005)
  International                                 --            (49)          (360)
----------------------------------------------------------------------------------
  Deferred income taxes provision (credit)     (69)        21,435         (3,365)
----------------------------------------------------------------------------------
                                             $ 326        $20,870        $(5,040)
==================================================================================

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                            2002           2001
                                      ---------------------------
                                         (AMOUNTS IN THOUSANDS)
Deferred Tax Assets:
Liabilities and reserves                $  6,000       $  6,511
Stock-based compensation                   7,779            118
Property and equipment                     2,115             --
Net operating loss carryforwards          80,222         67,842
-----------------------------------------------------------------
Gross deferred tax assets                 96,136         74,471
Valuation allowance                      (93,214)       (66,932)
-----------------------------------------------------------------
                                           2,922          7,539
-----------------------------------------------------------------
Deferred Tax Liabilities:
Accounts receivable                          366            359
Installment sales                          1,151          4,866
Property and equipment                        --            730
Intangible assets                            169            417
-----------------------------------------------------------------
                                           1,686          6,372
-----------------------------------------------------------------

Net Deferred Tax Asset                  $  1,236       $  1,167
=================================================================

------------------------------------------------------------------------------
                                                                     Page F-50

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


The current and long-term components of the deferred tax asset are as follows:

                                            2002           2001
                                       --------------------------
                                         (AMOUNTS IN THOUSANDS)
Current deferred tax asset               $    13        $   171
Long-term deferred tax asset               1,223            996
-----------------------------------------------------------------

                                         $ 1,236        $ 1,167
=================================================================

The valuation allowance for deferred tax asset increased by $26.3 million and $51.1 million in 2002 and 2001, respectively, due mainly to the generation of net operating losses. The valuation allowance was provided for net deferred tax assets that exceeded the Company's available carryback and the level of existing deferred tax liabilities and projected pre-tax income. The deferred tax asset of $1.2 million and $1.2 million at December 31, 2002 and 2001, respectively, relates entirely to the Company's 53% interest in InfoTech USA, Inc. subsidiary, which files a separate federal income tax return.

The ability of the Company to utilize its net operating losses in future years may be limited in accordance with the provisions of Section 382 of the Internal Revenue Code.

Approximate domestic and international loss from continuing operations before provision for income taxes consists of:

                                         2002           2001           2000
                                   ---------------------------------------------
                                              (AMOUNTS IN THOUSANDS)
Domestic                             $ (126,764)    $ (168,017)     $ (32,661)
International                              (513)        (9,589)        (1,324)
--------------------------------------------------------------------------------

                                     $ (127,277)    $ (177,606)     $ (33,985)
================================================================================

At December 31, 2002, the Company had aggregate net operating loss carryforwards of approximately $194.0 million for income tax purposes that expire in various amounts through 2022. Approximately $9.0 million of the net operating loss carryforwards were acquired in connection with various acquisitions and are limited as to use in any particular year based on Internal Revenue Code sections related to separate return year and change of ownership restrictions. Digital Angel Corporation and InfoTech USA, Inc. file separate federal income tax returns. Of the aggregate net operating loss carryforwards, $17.0 million and $4.0 million relate to Digital Angel Corporation and InfoTech USA, Inc., respectively. These net operating loss carryforwards are available to only offset future taxable income of those companies.

------------------------------------------------------------------------------
                                                                     Page F-51

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


The reconciliation of the effective tax rate with the statutory federal income tax benefit rate is as follows:

                                                           2002           2001           2000
                                                         --------------------------------------
                                                              %              %              %
                                                         --------------------------------------
Statutory benefit rate                                       34             34             34
Nondeductible goodwill amortization/impairment              (17)           (17)            (8)
State income taxes, net of federal benefits                  --             --              7
International tax rates different from the
  statutory US federal rate                                  --             (2)            --
Change in deferred tax asset valuation
  allowance                                                 (20)           (30)           (16)
Other                                                         3              3             (2)
-----------------------------------------------------------------------------------------------

                                                             --            (12)            15
===============================================================================================


18.  DISCONTINUED OPERATIONS

On March 1, 2001, the Company's Board of Directors approved a plan to offer for sale of its IntelleSale business segment and several other noncore businesses. Prior to approving the plan, the assets and results of operations of the noncore businesses had been segregated for external and internal financial reporting purposes from the assets and results of operations of the Company. All of these noncore businesses were part of their own reporting unit for segment reporting purposes and all of these businesses were being held for sale. These five individually managed businesses operated in manufacturing and fabricating industries apart from our core businesses. Accordingly, these operating results have been reclassified and reported as discontinued operations for all periods presented. The plan of disposal anticipated that these entities would be sold or closed within 12 months from March 1, 2001, the defined "measurement date".

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

------------------------------------------------------------------------------
                                                                     Page F-52

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


The following discloses the results of the discontinued operations for the period January 1, 2001 to March 1, 2001 and the year ended December 31, 2000:

                                                                       YEAR ENDED
                                                                       ----------
                                                    JANUARY 1, 2001    DECEMBER 31,
                                                          TO           ------------
                                                     MARCH 1, 2001         2000
                                                    ---------------    ------------
Product revenue                                         $13,039         $137,901
Service revenue                                             846            6,826
                                                        -------         --------
Total revenue                                            13,885          144,727
                                                        -------         --------
Cost of products sold                                    10,499          137,824
Cost of services sold                                       259            5,315
                                                        -------         --------
  Total cost of products and services sold               10,758          143,139
Gross profit                                              3,127            1,588
Selling, general and administrative expenses              2,534           40,697
Gain on sale of subsidiaries                                 --           (4,617)
Depreciation and amortization                               264            4,217
Interest, net                                                29              187
Impairment of assets                                         --           50,219
(Benefit) provision for income taxes                         34          (13,614)
Minority interest                                            53              201
                                                        -------         --------
  Income (loss) income from discontinued operations     $   213         $(75,702)
                                                        =======         ========

The above results do not include any allocated or common overhead expenses. Included in Interest, net, above are interest charges based on the debt of one of these businesses. This debt was repaid when the business was sold on January 31, 2002.

Assets and liabilities of discontinued operations are as follows at December 31 (in thousands):

                                                                          2002           2001
                                                                          ----           ----
Current Assets
   Cash and cash equivalents                                           $    66        $    --
   Accounts receivable and unbilled receivables                            167          5,745
   Inventories                                                              38          4,430
   Prepaid expenses and other current assets                                --            291
                                                                       -------        -------
Total Current Assets                                                       271         10,466

Property and equipment, net                                                 56          3,553
Notes receivable                                                            --            242
                                                                       -------        -------
                                                                       $   327        $14,261
                                                                       =======        =======

Current Liabilities
   Notes payable and current maturities of long-term debt              $    26        $ 5,040
   Accounts payable                                                      4,189          8,670
   Accrued expenses                                                      5,334          9,610
                                                                       -------        -------
Total Current Liabilities                                                9,549         23,320

Minority interest                                                          146            401
                                                                       -------        -------
                                                                         9,695         23,721
                                                                       -------        -------

Net (Liabilities) Assets Of Discontinued Operations                    $(9,368)       $(9,640)
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

------------------------------------------------------------------------------
                                                                     Page F-53

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


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

The Company does not anticipate a further loss on sale of the remaining business comprising Discontinued Operations. However, actual losses could differ from our estimates and any adjustments will be reflected in the Company's future financial statements. During the years ended December 31, 2002, 2001 and 2000, the estimated amounts recorded were as follows:

------------------------------------------------------------------------------------------------------------
                                                                             YEAR ENDED DECEMBER 31,
                                                                        2002           2001          2000
------------------------------------------------------------------------------------------------------------
                                                                             (AMOUNTS IN THOUSANDS)
Operating losses and estimated loss on the sale of business units     $   684        $13,010       $ 1,619
Carrying Costs                                                         (2,104)         3,685         6,954
Less: Benefit for income taxes                                             --             --        (1,307)
------------------------------------------------------------------------------------------------------------
                                                                      $(1,420)       $16,695       $ 7,266
============================================================================================================

------------------------------------------------------------------------------
                                                                     Page F-54

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


The following table sets forth the roll forward of the liabilities for operating losses and carrying costs from December 31, 2000 through December 31, 2002. The additions represent changes in the estimated loss on sale or closure and actual losses in excess of estimated operating losses and carrying costs during the phase out period (in thousands):

                                          BALANCE                                     BALANCE
                                        DECEMBER 31,                                DECEMBER 31,
     TYPE OF COST                           2000       ADDITIONS      DEDUCTIONS       2001
     ------------                           ----       ---------      ----------       ----
Operating losses and
  estimated loss on sale                  $1,619        $13,010        $13,456         $1,173
Carrying costs                             6,954          3,685          3,421          7,218
                                          ------        -------        -------         ------
Total                                     $8,573        $16,695        $16,877         $8,391
                                          ======        =======        =======         ======

                                          BALANCE                                     BALANCE
                                        DECEMBER 31,                                DECEMBER 31,
     TYPE OF COST                           2001       ADDITIONS      DEDUCTIONS       2002
     ------------                           ----       ---------      ----------       ----
Operating losses and
  estimated loss on sale                  $1,173        $   684         $1,857         $   --
Carrying costs(1)                          7,218         (2,104)           206          4,908
                                          ------        -------        -------         ------
Total                                     $8,391        $(1,420)        $2,063         $4,908
                                          ======        =======        =======         ======

----------------
(1) Carrying costs at December 31, 2002, include all estimated costs to dispose of the discontinued businesses including $2.0 million for future lease commitments, $1.8 million for severance and employment contract settlements, $1.0 million for sales tax liabilities and $0.1 million for litigation settlement.

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

------------------------------------------------------------------------------
                                                                     Page F-55

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


20.  EARNINGS (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands):

                                                                          2002           2001            2000
                                                                          ----           ----            ----
NUMERATOR:
   Loss from continuing operations                                     $(113,905)     $(198,086)      $ (29,174)
   Preferred stock dividends                                                  --         (1,147)           (191)
   Accretion of beneficial conversion feature
      of redeemable preferred stock                                           --         (9,392)         (3,857)
-----------------------------------------------------------------------------------------------------------------

Numerator for basic earnings per share -
   Loss from continuing operations available to common
      Stockholders                                                      (113,905)      (208,625)        (33,222)
   Net income (loss) from discontinued operations available to
      common stockholders                                                  1,420        (16,482)        (82,968)
   Extraordinary gain                                                         --          9,465              --
-----------------------------------------------------------------------------------------------------------------

   Net loss available to common stockholders                            (112,485)      (215,642)       (116,190)

Effect of dilutive securities:
   Preferred stock dividends                                                  --             --              --

   Accretion of beneficial conversion feature of redeemable
      preferred stock                                                         --             --              --

-----------------------------------------------------------------------------------------------------------------

Numerator for diluted earnings per share -
   Net income (loss) available to common stockholders                  $(112,485)     $(215,642)      $(116,190)
=================================================================================================================

DENOMINATOR:
   Denominator for basic and diluted earnings per
     share - weighted-average shares outstanding(1)                      269,232        170,009          63,825
-----------------------------------------------------------------------------------------------------------------

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
   Continuing operations                                               $   (0.42)     $   (1.23)      $    (.52)
   Discontinued operations                                                    --           (.10)          (1.30)
   Extraordinary gain (loss)                                                  --           0.06              --
-----------------------------------------------------------------------------------------------------------------
TOTAL - BASIC AND DILUTED                                              $   (0.42)     $   (1.27)      $   (1.82)
=================================================================================================================

--------
(1) The weighted average shares listed below were not included in the computation of diluted loss per share for the year ended December 31, 2002, 2001 and 2000 because to do so would have been anti-dilutive.


                                         2002       2001          2000
                                         ----       ----          ----
Redeemable preferred stock                 --     140,768          617
Warrants                                2,950          --          301
Employee stock options                 15,399       4,173        2,741
------------------------------------------------------------------------
                                       18,349     144,941        3,659
========================================================================

------------------------------------------------------------------------------
                                                                     Page F-56

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


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

The approximate minimum payments required under operating leases and employment contracts that have initial or remaining terms in excess of one year at December 31, 2002 are as follows (in thousands):

                                      MINIMUM  EMPLOYMENT
YEAR                          RENTAL PAYMENTS   CONTRACTS
-----------------------------------------------------------
2003                                $   1,385     $ 2,483
2004                                    1,061       1,404
2005                                      696         789
2006                                      427         671
2007                                      357          51
Thereafter                             11,113          --
-----------------------------------------------------------
                                     $ 15,039     $ 5,398
===========================================================

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

In addition, under the terms of the employment agreement dated March 8, 2002, as amended, by and between Digital Angel Corporation and Randolph K. Geissler (the President and Chief Executive Officer of Digital Angel Corporation), a "change in control" occurs under that employment agreement if any person becomes the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of securities of Digital Angel Corporation representing 20% or more of the combined voting power of the then outstanding shares of common stock. Therefore, if the Digital Angel Trust were to sell more than approximately 5.3 million shares of the Digital Angel Corporation common stock, such sale would constitute a change in control

------------------------------------------------------------------------------
                                                                     Page F-57

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------

under the employment agreement with Mr. Geissler. Upon the occurrence of a change in control, Mr. Geissler, at his sole option and discretion, may terminate his employment with Digital Angel Corporation at any time within one year after such change in control upon 15 days' notice. In the event of such termination, the employment agreement provides that Digital Angel Corporation must pay to Mr. Geissler a severance payment equal to three times the base salary amount as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended ("Code") minus $1.00 (or a total of approximately $750,000), which would be payable no later than one month after the effective date of Mr. Geissler's termination of employment. In addition, upon the occurrence of a change of control under the employment agreement, all outstanding stock options held by Mr. Geissler would become fully exercisable. As of December 31, 2002, Mr. Geissler owned options to purchase 1.0 million shares for $3.39 per share none of which had vested which would become exercisable upon the occurrence of such a change in control.

The employment agreement also provides that upon (i) a change of control,
(ii) the termination of Mr. Geissler's employment for any reason other than due to his material default under the employment agreement, or (iii) if he ceases to be Digital Angel Corporation's President and Chief Executive Officer for any reason other than termination due to his material default under the employment agreement, within 10 days of the occurrence of any such events, Digital Angel Corporation is to pay to Mr. Geissler $4,000,000. Digital Angel Corporation may pay such amount in cash or in its common stock or with a combination of cash and common stock. The employment agreement also provides that if the $4,000,000 is paid in cash and stock, the amount of cash paid must be sufficient to cover the tax liability associated with such payment, and such payment shall otherwise be structured to maximize tax efficiencies to both Digital Angel Corporation and Mr. Geissler.

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

23. LEGAL PROCEEDINGS

The Company is party to various legal proceedings, and accordingly, has recorded $1.7 million in reserves in its financial statements at December 31, 2002. In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position or overall trends in results of the Company. The estimate of potential impact on the Company's financial position, overall results of operations or cash flows for the above legal proceedings could change in the future.

In May 2002, a class action was filed against the Company and one of its directors. Fourteen virtually identical complaints were consolidated into a single action, in re Applied Digital Solutions Litigation, which was filed in the United States District Court for the Southern District of Florida. In March 2003, the Company entered into a

------------------------------------------------------------------------------
                                                                     Page F-58

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


memorandum of understanding to settle the pending lawsuit. The settlement of $5.6 million, which is subject to various conditions, is expected to be covered by proceeds from insurance.

24.  SUPPLEMENTAL CASH FLOW INFORMATION

The changes in operating assets and liabilities are as follows (in thousands):

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                     ---------------------------------
                                                      2002         2001         2000
                                                     ---------------------------------
(Increase) decrease in accounts receivable
  and unbilled receivables                           $ 5,350     $16,020      $(6,359)
(Increase) decrease in inventories                      (247)      4,090          607
Decrease in other current assets                       2,453       2,969          843
Increase in other assets                                 361       1,626           --
Increase (decrease) in accounts payable,
  accrued expenses and other liabilities               9,249       3,660         (668)
---------------------------------------------------------------------------------------
                                                     $17,166     $28,365      $(5,577)
=======================================================================================

In the years ended December 31, 2002, 2001, and 2000, the Company had the following noncash investing and financing activities:

                                                         2002        2001         2000
                                                       -----------------------------------
Assets acquired for common stock                          $--       $10,201     $168,319
Due from buyer of divested subsidiary                      --         2,625           --
Common stock issued for services                           --           207          125
Assets acquired for long-term debt and capital leases      --            --        2,201
Common stock issued upon conversion of preferred stock     --        14,550           --

25. SEGMENT INFORMATION

As a result of (a) the merger of pre-merger Digital Angel and MAS on March 27, 2002, (b) the significant restructuring of the Company's business during the first quarter of 2002 and (c) the Company's emergence as an advanced technology development company, the Company has re-evaluated and realigned its reporting segments. On January 1, 2002, the Company began operating in the three business segments Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc.

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

------------------------------------------------------------------------------
                                                                     Page F-59

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


Advanced Technology, Digital Angel Corporation and SysComm International's product and services are as follows:

OPERATING SEGMENT                  PRINCIPAL PRODUCTS AND SERVICES
-----------------                  -------------------------------
Advanced Technology
                                   o  Voice, data and video telecommunications
                                      networks
                                   o  Call center and customer relationship
                                      management software
                                   o  Networking products and services
                                   o  Website design
                                   o  Internet access
                                   o  Miniaturized implantable verification chip
                                   o  Miniaturized power generator

Digital Angel Corporation
                                   o  Animal Applications
                                   o  Wireless and Monitoring
                                   o  GPS and Radio Communications
                                   o  Medical Systems

InfoTech USA, Inc.
                                   o  Computer hardware
                                   o  Computer services

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

------------------------------------------------------------------------------
                                                                     Page F-60

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


                                                                               2002 (IN THOUSANDS)
                                               -----------------------------------------------------------------------------------
                                                 ADVANCED     DIGITAL ANGEL    INFOTECH                 CORPORATE AND
                                                TECHNOLOGY     CORPORATION     USA, INC.    ALL OTHER   ELIMINATIONS  CONSOLIDATED
                                                ----------    -------------    ---------    ---------   ------------- ------------
Net product revenue from external customers       $28,991       $ 30,876       $20,056       $1,013       $     --      $ 80,936
Net service revenue from external customers        12,939          2,685         2,665          375             --        18,664
Intersegment net revenue                               --             70            --           --            (70)           --
                                                ---------       --------       -------       ------       --------     ---------
Total revenue                                     $41,930       $ 33,631       $22,721       $1,388       $    (70)     $ 99,600
                                                =========       ========       =======       ======       ========     =========

Depreciation and amortization                     $   569       $  3,638       $   262       $    9       $    295      $  4,773
Asset impairment                                       --         68,597            --           --            785        69,382
Interest income                                       239            601            45           --          1,471         2,356
Interest expense                                      422            303           184          148         16,467        17,524
Loss from continuing operations
  before provision for income taxes, minority
 interest, net loss on subsidiary merger
 transaction, and equity in net loss of
 affiliate(1)                                        (786)       (76,439)         (422)        (320)       (49,310)     (127,277)
Goodwill, net                                      18,212         47,452         2,154           --             --        67,818
Segment assets                                     41,404         67,798         9,340        2,753         (4,062)      117,233
Expenditures for property and equipment               340          1,439            41           --             38         1,858

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

                                                                               2001 (IN THOUSANDS)
                                               -----------------------------------------------------------------------------------
                                                 ADVANCED     DIGITAL ANGEL  INFOTECH                   CORPORATE AND
                                                TECHNOLOGY     CORPORATION   USA, INC.      ALL OTHER   ELIMINATIONS  CONSOLIDATED
                                                ----------    -------------  ---------      ---------   ------------- ------------
Net product revenue from external customers       $28,123       $33,220      $30,075         $21,318      $   411       $113,147
Net service revenue from external customers        16,447         2,518        4,100          19,974          128         43,167
Intersegment net revenue                              232           964           --             870       (2,066)            --
                                                  -------       -------      -------         -------      -------       --------
Total revenue                                     $44,802       $36,702      $34,175         $42,162      $(1,527)      $156,314
                                                  =======       =======      =======         =======      =======       ========

Depreciation and amortization                     $ 9,088       $12,298      $   503         $ 4,768      $ 2,242        $28,899
Asset impairment                                   30,453           726           --          32,427        8,113         71,719
Interest and other income                              20            17           68              34        1,937          2,076
Interest expense                                      216           529          325           1,465        6,020          8,555
Income (loss) from continuing operations
  before provision for income taxes,
  minority interest, equity in net loss
  of affiliate and extraordinary gain             (41,493)      (16,262)      (1,322)        (71,636)     (46,893)      (177,606)
Goodwill, net                                      15,379        73,095        2,357              --           --         90,831
Segment assets                                     38,247       105,042       15,004           4,968        4,228        167,489
Expenditures for property and equipment               151         1,591          490           1,703       10,226         14,161


------------------------------------------------------------------------------
                                                                     Page F-61




APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------

                                                                               2000 (IN THOUSANDS)
                                               -----------------------------------------------------------------------------------
                                                 ADVANCED     DIGITAL ANGEL     INFOTECH               CORPORATE AND
                                                TECHNOLOGY     CORPORATION      USA, INC.  ALL OTHER   ELIMINATIONS  CONSOLIDATED
                                                ----------    -------------     --------   ---------   ------------- ------------
Net product revenue from external customers       $24,384      $19,605         $24,774       $35,805      $    --       $104,759
Net service revenue from external customers         7,970        2,647           2,514        16,876          191         30,007
Intersegment net revenue                               --           --              --         5,142       (5,142)            --
                                                  -------      -------         -------       -------      -------       --------
Total revenue                                     $32,354      $22,252         $27,288       $57,823      $(4,951)      $134,766
                                                  =======      =======         =======       =======      =======       ========

Depreciation and amortization                     $ 2,990      $ 2,962         $   176       $ 3,366      $ 1,579        $11,073
Asset impairment                                       --           --              --           818        5,565          6,383
Interest and other income                            (431)           9              17            17        1,483          1,095
Interest expense                                      117           98             112         1,213        4,361          5,901
Income (loss) from continuing operations
  before provision for income taxes and
  minority interest                                (1,544)      (3,816)            923        (5,714)     (23,834)       (33,985)
Goodwill, net                                      49,431       77,464           2,330        36,779           --        166,024
Segment assets                                     77,463       95,582          16,434        68,741       53,155        311,375
Expenditures for property and equipment               155          758               7         1,183        6,288          8,391


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

For 2002, Digital Angel Corporation's top five customers, Schering-Plough, US Army Corps of Engineers, Biomark, Pacific States Marine and San Bernardino County, accounted for 31.8% of this segment's revenues, however, no single customer accounted for more than 10% of this segment's revenue. For 2001, the top five customers, Schering Plough, Merial, Pacific States Marine, San Bernardino County and the US Army Corps of Engineers accounted for 30.6% of this segment's revenue, one of which accounted for 10.4% of the segment's revenue.

For 2002, five customers, InfoTech USA, Inc.'s top five customers, Deutsche Bank, Hackensack University Medical Center, Liberty Mutual, Morgan Stanley and Polytechnic University, accounted for 23%, 22%, 11%, 11% and 11% of InfoTech USA, Inc.'s revenue, respectively. For 2001, two customers, Liberty Mutual and Mass Mutual Life Insurance accounted for 40% and 31% of InfoTech USA, Inc.'s revenue, respectively.

Sales to an individual customer did not exceed 10% of a segment's revenue during 2000.
------------------------------------------------------------------------------
                                                                     Page F-62

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


Goodwill by segment for the year ended December 31, 2002, is as follows (in thousands):

                                                                      YEAR ENDED DECEMBER 31, 2002
                                          -----------------------------------------------------------------------------------
                                            ADVANCED     DIGITAL ANGEL     INFOTECH
                                           TECHNOLOGY     CORPORATION      USA, INC.   ALL OTHER     CORPORATE   CONSOLIDATED
                                           ----------    -------------     ---------   ---------   ------------- ------------
Balance As of January 1, 2002                $15,212      $ 72,876         $2,154         $--          $ 589         $90,831
Goodwill acquired during the year              3,000        36,761             --          --             --          39,761
Other adjustment                                  --            --             --          --           (589)           (589)
Impairment Losses                                 --       (62,185)            --          --             --         (62,185)
                                          ------------------------------------------------------------------------------------
Balance as of December 31, 2002              $18,212      $ 47,452         $2,154         $--          $  --         $67,818
                                          ====================================================================================

Revenues are attributed to geographic areas based on the location of the assets producing the revenue. Information concerning principal geographic areas as of and for the years ended December 31, was as follows (in thousands):

                                                                    UNITED
                                    UNITED STATES      CANADA      KINGDOM    CONSOLIDATED
                                  ----------------------------------------------------------
2002
Net revenue                              $ 88,190      $   --      $11,410        $ 99,600
Long-lived tangible assets                 15,379          --          855          16,234
Deferred tax asset                          1,236          --           --           1,236
--------------------------------------------------------------------------------------------

2001
Net revenue                              $138,887      $   --      $17,427        $156,314
Long-lived tangible assets                 19,193          --          992          20,185
Deferred tax asset                          1,167          --           --           1,167
--------------------------------------------------------------------------------------------

2000
Net revenue                              $118,849      $  766      $15,151        $134,766
Long-lived tangible assets                 20,044          --        1,324          21,368
Deferred tax asset (liability)             21,426        (204)         564          21,786
--------------------------------------------------------------------------------------------

26. NASDAQ LISTING REQUIREMENTS

From July 12, 2002, to July 30, 2002, the Company's common stock was traded on the Pink Sheets under the symbol "ADSX.PK." Prior to that time, the Company's shares were traded on the Nasdaq National Market (NasdaqNM). Effective July 31, 2002, the Company's shares were relisted on the NasdaqNM under the symbol "ADSX." As a condition of the relisting, NasdaqNM advised the Company that it had until October 25, 2002, to regain compliance with the minimum closing bid price requirement of at least $1.00 per share, and, immediately following, a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive trading days. The Company was unable to satisfy the minimum closing bid price requirement by October 25, 2002, and, as a result, effective November 12, 2002, the Company's common stock began trading on the Nasdaq SmallCap Market (SmallCap), under its existing stock symbol ADSX. The Company expects to have until October 2003, in which to regain the minimum bid requirement of at least $1.00 per share for a minimum of ten (10) consecutive trading days to maintain its SmallCap listing, providing the Company continues to comply with the SmallCap's other listing requirements, which as of December 31, 2002, it was in compliance with.
------------------------------------------------------------------------------
                                                                     Page F-63

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


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

         Richard Sullivan's employment agreement provided for:

              o an annual salary of $450,000 and an annual bonus of not less than $140,000 for the term of his employment agreement (which was due to expire March 1, 2008, roughly five years later);

              o supplemental compensation of $2,250,000 (to be paid in 60 equal monthly payments of $37,500 each), in the event of a termination of his employment for any reason other than a termination due to his material default under the agreement; and

              o a lump sum payment of $12,105,000, upon the occurrence of a "Triggering Event," defined under the employment agreement to include a change of control of the Company or his ceasing to serve as the Company's Chairman of the Board of Chief Executive Officer for any reason other than due to his material default, with the Company having the option to pay this amount in cash or the Company's common stock or any combination of the two. In the event the Company opted to make this any portion of the payment in common stock, the agreement stipulated that the common stock is to be valued at the average closing price of the stock on the Nasdaq National Market (the Company's stock was, at the time the agreement was entered into, listed on the Nasdaq National Market but has since been transferred to the Nasdaq SmallCap Market) over the last five business days prior to the date of the Triggering Event.

         In total, the employment agreement obligated the Company to pay Richard Sullivan roughly $17.3 million under or in connection with the termination of his employment agreement. In view of the Company's cash constraints and its need to dedicate essentially all of its cash resources to satisfying its obligations to IBM Credit, the Company commenced negotiations with Richard Sullivan that led to proposed terms of his severance agreement.

On March 21, 2003, Jerome C. Artigliere resigned from his positions of Senior Vice President and Chief Operating Officer. Under the terms of his severance agreement, Mr. Artigliere will receive 4.8 million shares of the Company's common stock and 2.3 million re-priced stock options. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. Replacing Mr. Artigliere is Kevin H. McLaughlin. Mr. McLaughlin has served most recently as InfoTech USA, Inc.'s Chief Executive Officer.

On March 27, 2003, the Company announced that it had executed to a forbearance agreement term sheet with IBM Credit. The forbearance agreement, which becomes effective on or about March 31, 2003, allows for the forbearance of the obligations due under the IBM Credit Agreement, provides for more favorable loan repayment terms, reduces the interest rate on the Tranche B portion of the debt to 7% per annum and provides for purchase rights. The forbearance agreement term sheet is more fully describe in Note 2.

28. RECENT EVENT

The staff of the Securities and Exchange Commission's Southeast Regional Office is conducting an informal inquiry concerning the Company. The Company is fully and voluntarily cooperating with this informal inquiry. At this point, the Company is unable to determine whether this informal inquiry may lead to potentially adverse action.
------------------------------------------------------------------------------
                                                                     Page F-64

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


29. SUMMARIZED QUARTERLY DATA (UNAUDITED)

                                                  FIRST        SECOND         THIRD        FOURTH       FULL
                                                 QUARTER       QUARTER       QUARTER      QUARTER       YEAR
                                                 -------       -------       -------      -------       ----
2002
Total revenue                                    $ 28,219     $ 25,836       $23,903     $ 21,642    $  99,600
Gross profit                                        9,378        8,728         8,735        5,041       31,882
Net loss from Continuing Operations (1)           (24,692)     (19,473)       (5,751)     (63,989)    (113,905)
Net income (loss) from Discontinued Operations        687         (463)         (119)       1,315        1,420
Basic and diluted net loss per share from
  Continuing Operations (5)                         (0.10)       (0.07)        (0.02)       (0.23)       (0.42)
Basic and diluted net income (loss) per share
  from Discontinued Operations (5)                   0.01        (0.01)           --           --           --


                                                  FIRST        SECOND        THIRD       FOURTH        FULL
                                                 QUARTER       QUARTER      QUARTER      QUARTER       YEAR
                                                 -------       -------      -------      -------       ----
2001 - AS REPORTED
Net operating revenue                            $ 47,409     $ 39,871     $  41,366     $ 27,668    $ 156,314
Gross profit                                       17,348       14,311         6,522        8,294       46,475
Net loss from Continuing Operations(2)            (11,393)     (29,346)     (109,349)     (47,998)    (198,086)
(Loss) income from Discontinued Operations(3)         213      (21,789)         (748)       5,842      (16,482)
Loss before extraordinary gain                    (11,180)     (51,135)     (110,097)     (42,156)    (214,568)
Basic and diluted loss per share from
   Continuing Operations(5)                         (0.13)       (0.22)        (0.56)       (0.18)       (1.23)
Basic and diluted loss per share from
   Discontinued Operations(5)                          --        (0.16)           --         0.02        (0.10)
Basic and diluted income per share from
   extraordinary gain(4)(5)                            --         0.07            --           --         0.06

2001 - ADJUSTED FOR CHANGE IN METHOD OF
  ACCOUNTING FOR GOODWILL(A)

Net operating revenue                             $47,409     $ 39,871     $  41,366     $ 27,668    $ 156,314
Gross profit                                       17,348       14,311         6,522        8,294       46,475
Net loss from Continuing Operations(2)             (5,865)     (23,221)     (103,036)     (43,491)    (175,613)
(Loss) income from Discontinued Operations(3)         213      (21,789)         (748)       5,842      (16,482)
Loss before extraordinary gain                     (5,652)     (45,010)     (103,784)     (37,649)    (192,095)
Basic and diluted loss per share from
   Continuing Operations(5)                         (0.06)       (0.17)        (0.52)       (0.18)       (1.03)
Basic and diluted loss per share from
   Discontinued Operations(5)                          --        (0.16)           --         0.02        (0.10)
Basic and diluted income per share from
   extraordinary gain(4)(5)                            --         0.07            --           --         0.06

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

(1) First quarter of 2002 loss from Continuing Operations includes a non-cash compensation charge of approximately $18.7 million associated with pre-merger Digital Angel options. Pursuant to the terms of the merger of pre-merger Digital Angel and MAS, options to acquire pre-merger Digital Angel common stock were converted into options to acquire shares of MAS commons stock, which resulted in a new measurement date for the options. In addition, the Company incurred a loss on issuances of subsidiary stock of approximately
    $3.9
------------------------------------------------------------------------------
                                                                     Page F-65





APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------

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

------------------------------------------------------------------------------
                                                                     Page F-66