Form 10-Q/A
period 2003-03-31
APPLIED DIGITAL SOLUTIONS INC
filed 2003-12-11
CIK 924642

    As filed with the Securities and Exchange Commission on May 14, 2003,
                      As Amended on December 11, 2003
-------------------------------------------------------------------------------




                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                    -------------------------------------

                                 FORM 10-Q/A
                               AMENDMENT NO. 1
                                 (Mark One)

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

                       APPLIED DIGITAL SOLUTIONS, INC.

                              TABLE OF CONTENTS

  Item                          Description                               Page

                       PART I - FINANCIAL INFORMATION

   1.      Financial Statements (unaudited)
           Condensed Consolidated Balance Sheets
              March 31, 2003 and December 31, 2002                         3
           Condensed Consolidated Statements of Operations -
               Three-months ended March 31, 2003 and 2002                  4
           Condensed Consolidated Statement of Stockholders' Deficit -
               Three-months ended March 31, 2003                           5
           Condensed Consolidated Statements of Cash Flows -
               Three-months ended March 31, 2003 and 2002                  6
           Notes to Consolidated Financial Statements                      7
   2.      Management's Discussion and Analysis of Financial Condition     28
               and Results of Operations
   3.      Quantitative and Qualitative Disclosures About Market Risk      64
   4.      Controls and Procedures                                         64

                         PART II - OTHER INFORMATION

   1.      Legal Proceedings                                               65
   2.      Changes In Securities                                           67
   3.      Defaults Upon Senior Securities                                 67
   4.      Submission of Matters to a Vote of Security Holders             68
   5.      Other Information                                               68
   6.      Exhibits and Reports on Form 8-K                                69

SIGNATURE                                                                  70
EXHIBITS                                                                   71

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

                                          APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (In thousands, except per share data)
                                                            (Unaudited)

                                                                                                  FOR THE THREE MONTHS
                                                                                                     ENDED MARCH 31,
                                                                                           -----------------------------------
                                                                                                       2003              2002
                                                                                           -----------------------------------
Product revenue                                                                                   $  21,023         $  23,063
Service revenue                                                                                       4,083             5,156
------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                                        25,106            28,219

Cost of products sold (exclusive of depreciation shown separately below)                             14,172            16,516
Cost of services sold                                                                                 1,965             2,325
------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                                          8,969             9,378

Selling, general and administrative expense                                                          29,468            28,900
Research and development                                                                              1,201             1,448
Depreciation and amortization                                                                           626             1,004
Interest and other income                                                                              (220)              (98)
Interest expense                                                                                      4,631             2,059
------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before taxes,
      minority interest, net loss on subsidiary stock issuances                                     (26,737)          (23,935)
      and merger transaction, and equity in net loss of affiliate

(Benefit) provision for income taxes                                                                   (192)              108
------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before minority interest, net loss on subsidiary stock issuances and merger transaction,
      and equity in net loss of affiliate                                                           (26,545)          (24,043)

Minority interest                                                                                      (139)              (36)

Net loss on subsidiary stock issuances and merger transaction                                           377               394

Equity in net loss of affiliate                                                                           -               291
------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations                                                                     (26,783)          (24,692)

Change in estimate on loss on disposal of discontinued operations
      and operating losses during the phase out period                                                 (157)              687
------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                                          $ (26,940)        $ (24,005)
==============================================================================================================================


(Loss) income per common share - basic and diluted
      Loss from continuing operations                                                             $   (0.10)        $   (0.10)
      (Loss) income from discontinued operations                                                          -              0.01
------------------------------------------------------------------------------------------------------------------------------

Net loss per common share - basic and diluted                                                     $   (0.10)        $   (0.09)
==============================================================================================================================

Weighted average number of common shares outstanding - basic and diluted                            282,329           253,938


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


         The Company's business has evolved during the past few years. The Company grew significantly through acquisitions and since 1996 has completed 51 acquisitions. During the last half of 2001 and during 2002, the Company sold or closed many of the businesses it had acquired that it believed did not enhance its strategy of becoming an advanced digital technology development company. These companies were primarily telephone system providers, software developers, software consultants, networking integrators, computer hardware suppliers or were engaged in other businesses or had customer basis that the Company believed did not promote or complement its current business strategy. As of March 31, 2003, the Company's business operations consisted of the operations of six wholly-owned subsidiaries, which are collectively referred to as the Advanced Technology segment, and two majority-owned subsidiaries, Digital Angel Corporation (AMEX:DOC), and InfoTech USA, Inc. (OTC:IFTH) (formerly SysComm International Corporation). As of March 31, 2003, the Company owned approximately 73.12% of Digital Angel Corporation and 52.5% of InfoTech USA, Inc.

         Historically the Company has suffered losses and has not generated positive cash flows from operations. This raises doubt about its ability to continue as a going concern. The audit reports of Eisner LLP for the year ended December 31, 2002, and of PricewaterhouseCoopers LLP, for each of the two-years ended December 31, 2001 and 2000, contain an explanatory paragraph expressing doubt about

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Company's ability to continue as a going concern, as a result of payment and covenant defaults under its credit agreement with IBM Credit LLC ("IBM Credit"), which are more fully discussed in Note 4, as well its historical losses and the negative cash flows from its operations. Additionally, the Company incurred consolidated net losses from continuing operations of $26.8 million and $24.7 million for the three-months ended March 31, 2003 and 2002, respectively, and as of March 31, 2003, the Company had an accumulative deficit of $444.0 million. The Company's consolidated operating activities used cash of $3.7 million and provided cash of $2.5 million during the three-months ended March 31, 2003 and 2002, respectively.

         Digital Angel Corporation has suffered losses and has not generated positive cash flows from operations. In addition, the audit reports of Eisner LLP for the year ended December 31, 2002, and of PricewaterhouseCoopers LLP, for each of the two-years ended December 31, 2001 and 2000, contain an explanatory paragraph expressing doubt about Digital Angel Corporation's ability to continue as a going concern. While Digital Angel Corporation's operating income before taxes, minority interest and net loss of affiliate was $0.1 million during the three-months ended March 31, 2003, Digital Angel Corporation incurred operating loss before taxes, minority interest and equity in net loss of affiliate during the three-months ended March 31, 2002 of $1.9 million. Excluded from Digital Angel Corporation's operating loss for the three-months ended March 31, 2002, was $1.8 million of interest expense associated with the Company's obligation to IBM Credit and $18.7 million of non-cash compensation expense associated with pre-merger Digital Angel options which were converted into options to acquire Medical Advisory Systems ("MAS") stock, all of such expense having been reflected as additional expense in the separate financial statements of Digital Angel Corporation included in its Form 10-Q dated March 31, 2002. In addition, the Company's operating activities used cash of $3.1 million and $0.5 million during the three-months ended March 31, 2003 and 2002, respectively.

         Because of its situation with IBM Credit, the Company is unable to predict when and if it will be profitable. The Company's profitability and liquidity depend on many factors, including its complying with the provisions of a forbearance agreement term sheet with IBM Credit as more fully discussed in Note 4, the success of its marketing programs, the maintenance and reduction of expenses and its ability to successfully develop and bring to market its new products and technologies. The Company will need additional financing to comply with the provisions of the forbearance agreement term sheet and to fund operations. Without such additional financing, it will not have sufficient funds to continue operations beyond the current fiscal year.

         The Company has established a management plan to mitigate the effect of its going concern uncertainty conditions over the next twelve months. The major components of the Company's plan are discussed below in
Note 4 and under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources from Continuing Operations.

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

         The Company did not grant fixed stock options to acquire shares of its common stock to its employees during the three-months ended March 31, 2003.
The weighted average per share fair value of grants made during the three-months ended March 31, 2002, for the Company's incentive plans was $0.20. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

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

         Gains where realized and losses on issuances of shares of stock by the Company's consolidated subsidiary, Digital Angel Corporation, are reflected in the consolidated statement of operations. The Company determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel Corporation was appropriate since the shares issued to date were not sales of unissued shares in a public offering, the Company does not plan to reacquire the shares issued and the value of the proceeds could be objectively determined. During the three-months ended March 31, 2003, the Company recorded a loss of $0.4 million on the issuances of 0.3 million shares of Digital Angel Corporation common stock resulting from the exercise of stock options. The loss represents the difference between the carrying amount of the Company's pro-rata share of its investment in Digital Angel Corporation and the net proceeds from the issuances of the stock and other changes in the minority interest ownership.

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



2.       PRINCIPLES OF CONSOLIDATION

         The financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, including Digital Angel Corporation and InfoTech USA, Inc. (formerly SysComm International Corporation) (OTC:IFTH). The minority interest represents outstanding voting stock of the subsidiaries not owned by the Company or the Digital Angel Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         The ability of the Company to continue as a going concern and to continue operations in the normal course of business is predicated upon numerous issues including its ability to:

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

         o     Develop an effective marketing and sales strategy;

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         o Obtain the necessary approvals to expand the market for its VeriChip product;

         o Realize positive cash flow with respect to its investment in Digital Angel Corporation; and

         o Complete the development of its second generation Digital Angel product.

         The Company is continually seeking operational efficiencies and synergies within each of its operating segments as well as evaluating acquisitions of businesses and customer bases which complement its operations. These strategic initiatives may include acquisitions, raising additional funds through debt or equity offerings, or the divestiture of non-core business units that are not critical to the Company's long-term strategy or other restructurings or rationalization of existing operations. The Company will continue to review all alternatives to ensure maximum appreciation of its shareholder's investments. However, the Company cannot be certain that any initiatives will be found, or if found, that they will be on terms favorable to the Company.

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
                                                                                    ==================================

     (1) The weighted average shares listed below were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:


                                                                                        THREE-MONTHS ENDED MARCH 31,
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

         Advanced Technology

         The Advanced Technology segment represents those businesses that the Company believes will provide the necessary synergies, support and infrastructure to allow it to develop, promote and fully integrate its life-enhancing technology products and services. This segment specializes in voice, data and video telecommunications networks, propriety software and Internet access and website design. The majority of the revenue in this segment is from the Company's wholly-owned subsidiary, Computer Equity Corporation. In January 2003, Computer Equity Corporation's wholly-owned subsidiary, GTI, was one of seventeen companies awarded the federal government's CONNECTIONS contract, which replaced the previous Wire and Cable Service ("WACS") contract. The CONNECTIONS contract has a

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


three-year base term and five successive one-year renewal options. The renewal options are at the discretion of the government. The CONNECTIONS contract is similar to the WACS contract in that it will allow Computer Equity Corporation to provide government agencies with equipment and services for campus and building communications networks and related infrastructure without the need to follow the full procurement process for a new contract.

         Expenses associated with VeriChip and Thermo Life products are also included in the Advanced Technology segment. The Company's VeriChip(TM) product has multiple applications in security, personal identification, safety, healthcare (subject to FDA approval) and more.

         The Advanced Technology segment's customer base includes governmental agencies, commercial operations, and consumers. The principal products and services in this segment are as follows:

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

         The Advanced Technology segment delivers products and services across a multitude of industries, including government, insurance, utilities, communications and high tech. As of March 31, 2003, the Company had not recorded any revenue from its VeriChip or Thermo Life products.

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

         InfoTech USA, Inc.

         The InfoTech USA, Inc. segment consists of the business operations of the Company's 52.5% owned subsidiary, InfoTech USA, Inc. This segment is a full service provider of Information Technology (IT) products and services. During 2002, this segment continued its strategy of moving away from a product-driven systems integration business model to a customer-oriented IT strategy-based business model. It has further developed its deliverable IT products and services by adding new consulting and service offerings, and increasing the number of strategic alliances with outside technical services firms and manufacturers of high-end IT products. The principal products and services in this segment are computer hardware and computer services. The majority of InfoTech USA, Inc.'s revenue is derived from sales of computer hardware. InfoTech's services consist of IT consulting, installation, project management, design and deployment, computer maintenance and other professional services.

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

8.       DISCONTINUED OPERATIONS

         On March 1, 2001, the Company's Board of Directors approved a plan to offer for sale its Intellesale business segment and all of its other "non-core businesses." Prior to approving the plan, the assets and results of operations of the noncore businesses had been segregated for external and internal financial reporting purposes from the assets and results of operations of the Company. All of these noncore businesses were part of their own reporting unit for segment reporting purposes and all of these businesses were being held for sale. These five individually managed businesses, operated in manufacturing and fabricating industries apart from our core businesses. Accordingly, the operating results of these entities have been reclassified and reported as Discontinued Operations for all periods presented. As of March 1, 2003, the Company had sold or closed substantially all of the businesses comprising Discontinued Operations. There is one insignificant company remaining at March 31, 2003, which had revenue and net loss for the three-months ended March 31, 2003, of $7,000 and $0.1 million, respectively. The Company anticipates selling or closing the remaining company in 2003. Proceeds from the sales of Discontinued Operations companies were used to repay amounts outstanding under the IBM Credit Agreement. Any additional proceeds on the sale of the remaining business will also be used to repay the IBM debt.

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

    o supplemental compensation of $2,250,000 (to be paid in 60 equal monthly payments of $37,500 each), in the event of a termination of his employment for any reason other than a termination due to his material default under the agreement; and

    o a lump sum payment of $12,105,000, upon the occurrence of a "Triggering Event," defined under the employment agreement to include a change of control of the Company or his ceasing to serve as our Chairman of the Board and Chief Executive Officer for any reason other than due to his material default, with the Company having the option to pay this amount in cash or in the Company's common stock or any combination of the two. In the event the Company opted to make any portion of the payment in common stock, the agreement stipulated that the common stock is to be valued at the average closing price of the stock on the Nasdaq National Market (the Company's stock was, at the time the agreement was entered into, listed on the Nasdaq National Market but has since been transferred to the Nasdaq SmallCap Market) over the last five business days prior to the date of the Triggering Event.

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

         The terms of each of the severance agreements are subject to shareholder approval, in accordance with applicable Nasdaq rules, because the agreements (i) are deemed to be compensatory arrangements under which the Company's common stock may be acquired by officers or directors, and
(ii) in Richard Sullivan's case, it may result in his potentially holding more than 20% of the outstanding shares of the Company's common stock following the issuance of the shares and exercise of options covered by his severance agreement. In connection with such shareholder approval, the Company also intends to seek shareholder approval of an increase in the number of authorized shares of its common stock.

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

         The Company is currently offering up to 50,000,000 shares of its common stock in a public offering registered under the Securities Act of 1933. The shares of the Company's common stock are being offered on a best efforts basis through the efforts of a placement agent J.P. Carey Securities, Inc. under the terms of a placement agency agreement. The Company has agreed to pay J.P. Carey Securities, Inc. a 3% placement agency fee. In connection with this offering, on May 8, 2003, the Company entered into Securities Purchase Agreements with Cranshire Capital, L.P and Magellan International Ltd. Each of the Securities Purchase Agreements provide for the purchase of up to 12.5 million shares of the Company's common stock (25.0 million shares in the aggregate) by each of the purchasers on up to five settlement dates within a 16-trading day period following the Company's issuance of a press release announcing that it had entered into these agreements, which occurred on May 9, 2003. The agreements provide that if the average of the volume weighted average trading price of the Company's common stock

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


on the three trading days immediately preceding the applicable settlement date is less than $0.40, the purchaser has the right (but not the obligation) to purchase on such settlement date up to the maximum aggregate amount of the shares under the applicable purchase agreement at $0.35 per share. As of May 14, 2003, 7.5 million shares of the Company's common stock were sold under the Securities Purchase Agreements at a price of $0.3833 per share.

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

         Our company, Applied Digital Solutions, Inc., together with our subsidiaries, is an advanced technology development company. We grew significantly through acquisitions and since 1996 have completed 51 acquisitions. During the last half of 2001 and the first half of 2002, we sold or closed many of these business that we had acquired that we believed did not enhance our strategy of becoming an advanced technology development company. These companies were primarily telephone system providers, software developers, software consultants, networking integrators, computer hardware suppliers or were engaged in other businesses or had a customer basis that we believed did not promote or complement our current business strategy. As of March 31, 2003, our business operations consisted of the operations of six wholly-owned subsidiaries, which we collectively refer to as the Advanced Technology segment, and two majority-owned subsidiaries, Digital Angel Corporation (AMEX:DOC), and InfoTech USA, Inc. (OTC:IFTH) (formerly SysComm International Corporation). As of March 31, 2003, we owned approximately 73.12% of Digital Angel Corporation and 52.5% of InfoTech USA, Inc.

         Historically we have suffered losses and have not generated positive cash flows from operations. This raises doubt about our ability to continue as a going concern. The audit reports of Eisner LLP for the year ended December 31, 2002, and of PricewaterhouseCoopers LLP, for each of the two-years ended December 31, 2001 and 2000, contain an explanatory paragraph expressing doubt about our ability to continue as a going concern, as a result of payment and covenant defaults under our credit agreement with IBM Credit LLC ("IBM Credit"), which are more fully discussed in Note 4 to our Condensed Consolidated Financial Statements, as well as our historical losses and the negative cash flows from our operations, as more fully discussed in Note 1 to our Condensed Consolidated Financial Statements. Digital Angel Corporation has suffered losses and has not generated positive cash flows from operations, as more fully discussed in Note 1 to our Condensed Consolidated Financial Statements. In addition, the audit reports of Eisner LLP for the year ended December 31, 2002, and of PricewaterhouseCoopers LLP, for each of the two-years ended December 31, 2001 and 2000, contain an explanatory paragraph expressing doubt about
Digital Angel Corporation's ability to continue operations as a going concern.

         Our profitability and liquidity depend on many factors, including our complying with the provisions of a forbearance agreement term sheet with IBM Credit as more fully discussed in Note 4 to our Condensed Consolidated Financial Statements, the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies. We will need additional financing to comply with the provisions of the forbearance agreement term sheet and to fund operations. Without such additional financing, we will not have sufficient funds to continue as a going concern.

         We have established a management plan to mitigate the effect of our going concern uncertainty conditions over the next twelve months. The major components of our plan are discussed below under the section Liquidity and Capital Resources from Continuing Operations.

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

         o the loans and all the other obligations may be purchased on or before September 30, 2003, for $50.0 million in cash; or

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

         We are currently offering up to 50,000,000 shares of our common stock in a public offering registered under the Securities Act of 1933. The shares of our common stock are being offered on a best efforts basis through the efforts of a placement agent J.P. Carey Securities, Inc. under the terms of a placement agency agreement. We have agreed to pay J.P. Carey Securities, Inc. a 3% placement agency fee. In connection with this offering, on May 8, 2003, we entered into Securities Purchase Agreements with Cranshire Capital, L.P. and Magellan International Ltd. Each of the Securities Purchase Agreements provide for the purchase of up to 12.5 million shares of our common stock (25.0 million shares in the aggregate) by each of the purchasers on up to five settlement dates within a 16-trading day period following our issuance of a press release announcing that we had enter into these agreements, which occurred on May 9, 2003. The agreements provide that if the average of the volume weighted average trading price of our common stock on the three trading days immediately preceding the applicable settlement date is less than $0.40, the purchaser has the right (but not the obligation) to purchase on such settlement date up to the maximum aggregate amount of the shares under the applicable purchase agreement at $0.35 per share. As of May 14, 2003, 7.5 million shares of our common stock were sold under the Securities Purchase Agreements at a price of $0.3833 per share.

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

         On March 21, 2003, Richard J. Sullivan, our then Chairman of the Board of Directors and Chief Executive Officer, retired from such positions. Replacing him in these positions is Scott R. Silverman, our then President and Director. Our Board of Directors negotiated a severance agreement with Richard Sullivan under which he is to receive a one-time payment of 56.0 million shares of our common stock. In addition, stock options held by him exercisable for approximately 10.9 million shares of our common stock were re-priced. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. Richard Sullivan's severance agreement provides that the payment of shares and re-pricing of options provided for under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. His employment agreement required us to make payments of approximately $17.0 million to him, a portion of such payments of which could be made in either cash or stock, at our option, as more fully discussed in Note 10 to our Condensed Consolidated Financial Statements.

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

         As a result of the termination of Richard Sullivan's employment with us, a "triggering event" provision in the severance agreement we entered into with Garrett Sullivan, our former Vice Chairman of the Board (who is not related to Richard Sullivan) at the time of his ceasing to serve in such capacity in December 2001, has been triggered. We recently negotiated a settlement of our obligations under Garrett Sullivan's severance agreement that requires us to issue to him 7.5 million shares of our common stock on or before August 31, 2003.

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

         BUSINESS SEGMENTS

         As a result of (a) the merger of pre-merger Digital Angel and MAS, which occurred on March 27, 2002, (b) the significant restructuring of our business during the past year, and (c) our emergence as an advanced technology development company, we have re-evaluated and realigned our reporting segments. Since January 1, 2002, we operate in three business segments: Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc., (formerly the segment known as SysComm International). Business units that were part of our continuing operations and that were closed or sold during 2001 and 2002 are reported as "All Other." The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporate/Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions. Included in "Corporate/Eliminations" for the three-months ended March 31, 2003, is a severance charge of $22.0 million associated with the termination of certain former officers and director. Included in "Corporate/Eliminations" for the three-months ended March 31, 2002, is a non-cash compensation charge of $18.7 million associated with pre-merger Digital Angel options, which were converted into options to acquire shares of MAS in connection with the merger of pre-merger Digital Angel and MAS.

         (Loss) income from continuing operations before taxes, minority interest, net loss on subsidiary merger transaction and equity in loss of affiliate from each of our segments during the three-months ended March 31, 2003 and 2002, was as follows (we evaluate performance based on stand-alone segment operating income as presented below):

                                                                    THREE-MONTHS ENDED
                                                                    ------------------
                                                                         MARCH 31,
                                                                         ---------
                                                                     2003         2002
                                                                     ----         ----

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAXES,
  MINORITY INTEREST, NET LOSS ON SUBSIDIARY MERGER
   TRANSACTION AND EQUITY IN LOSS OF AFFILIATE BY SEGMENT:

                                                                      (IN THOUSANDS)
                                                                      --------------
ADVANCED TECHNOLOGY                                                $    621    $    910
DIGITAL ANGEL CORPORATION(1)                                             77      (1,819)
INFOTECH USA, INC.                                                     (460)         25
ALL OTHER                                                                (5)        134
"CORPORATE/ELIMINATIONS"(1)                                         (26,970)    (23,185)
                                                                 ------------------------
TOTAL                                                              $(26,737)   $(23,935)
                                                                 ========================

         (1) For Digital Angel Corporation, the loss for the three-months ended March 31, 2002 excludes $1.8 million of interest expense associated with our obligations to IBM Credit and $18.7 million of non-cash compensation expense associated with pre-merger Digital Angel options which were converted into options to acquire MAS stock, all of such expenses having been reflected as additional expense in the separate financial statement of Digital Angel Corporation included in its Form 10-Q dated March 31, 2002. The $1.8 million of interest expense and the $18.7 million of non-cash compensation expense are reflected in "Corporate/Eliminations" for the three-months ended March 31, 2002.

         Our sources of revenue and gross profit consist of sales of products and services from our three operating segments. Our significant sources of revenue for the three-months ended March 31, 2003, were as follows:

                                                                                            Percentage of
Sources of Revenue:                                                                         Total Revenue
-------------------                                                                         -------------

Sales of voice, data and video telecommunications networks to government agencies                   37.2%

Electronic visual identification tags and implantable microchips for the companion
animal, livestock, laboratory animal, fish and wildlife markets                                     31.1%

Sales of IT hardware and services from our InfoTech USA, Inc. segment                               10.1%

GPS enabled search and rescue equipment, intelligent communications products and
  services for telemetry, mobile data and radio communications                                      10.8%

Other products and services (individually, none of these products and services
  exceeded 10% of our total revenues for the three-months ended March 31, 2003)                     10.8%
                                                                                               -----------
Total                                                                                              100.0%
                                                                                               ===========

         Our significant sources of gross profit and margin by product type for the three-months ended March 31, 2003, were as follows:

                                                                                GROSS PROFIT         GROSS MARGIN
Gross Profit and Margin by Product Type:                                       (IN THOUSANDS)         PERCENTAGE
----------------------------------------

Sales of voice, data and video telecommunications networks to government
  agencies                                                                            $2,095             22.4%

Visual identification tags and implantable microchips for the companion
  animal, livestock, laboratory animal, fish and wildlife markets                      3,660             46.9%

Sales of IT hardware and services from our InfoTech USA, Inc. segment                    488             19.3%

GPS enabled search and rescue equipment, intelligent communications
  products and services for telemetry, mobile data and radio communications            1,365             50.6%

Other products and services                                                            1,361             49.7%
                                                                             ---------------- -----------------
Total                                                                                 $8,969             35.7%
                                                                             ================ =================

         A breakdown of our revenues and gross profit and margins from continuing operations by segment for the three-months ended March 31, 2003 and 2002, is presented under the heading "Results of Continuing Operations", which begins on page 40. We hope to continue to grow our revenues and gross profits. We see a possible increase in revenue from sales of voice, data and video telecommunications networks to government agencies will increase due to being awarded additional government contracts, such as the CONNECTIONS contract that we were awarded in January 2003. We expect sales of visual identification tags and implantable microchips to the companion animal, livestock, laboratory animal, fish and wildlife markets to increase. We plan to expand our visual identification tags and implantable microchip product lines with complementary products, such as our Bio-Thermo product. Also, we believe that concerns over the safety and source of animal and other food sources will increase the markets for these products. We expect revenue from our InfoTech USA, Inc. segment to decrease as we continue to shift our focus from sales of lower-margin computer hardware products to sales of higher-margin products and technology services. Overall, in the short-term our gross profit margins will most likely decrease as a result of competitive pressures. However, we are hoping that our gross profit margins will improve once we begin selling significant quantities of our advanced technology products. To date, we have not recorded any significant revenues from our advanced technology products.

         Advanced Technology

         Our Advanced Technology segment represents those businesses that we believe will provide the necessary synergies, support and infrastructure to allow us to develop, promote and fully-integrate our life-enhancing technology products and services. This segment specializes in voice, data and video telecommunications networks, propriety software and Internet access and website design.

         The majority of the revenue in this segment is generated from the Company's wholly-owned subsidiary, Computer Equity Corporation. In January 2003, Computer Equity Corporation's wholly-owned subsidiary, GTI, was one of seventeen companies awarded the federal government's CONNECTIONS contract, which replaced the previous Wire and Cable Service ("WACS") contract. The CONNECTIONS contract has a three-year base term and five successive one-year renewal options. The renewal options are at the discretion of the government. The CONNECTIONS contract is similar to the WACS contract in that it will allow Computer Equity Corporation to provide government agencies with equipment and services for campus and building communications networks and related infrastructure without the need to follow the full procurement process for a new contract.

         Expenses associated with VeriChip and Thermo Life products are also included in the Advanced Technology segment. Our VeriChip(TM) product has multiple applications in security, personal identification, safety, healthcare (subject to FDA approval) and more. However, as of March 31, 2003, we have not recorded any revenue from our VeriChip or Thermo Life products.

         The Advanced Technology segment's customer base includes governmental agencies, commercial operations, and consumers. The principal products and services in this segment are as follows:

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

         The Advanced Technology segment delivers products and services across a multitude of industries, including government, insurance, utilities, communications and high tech.

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

         Wireless and Monitoring division--develops and markets advanced technology to gather location and local sensory data and to communicate that data to an operations center. This segment is continuously developing its technology, which it refers to as its "Digital Angel(TM) technology." The Digital Angel(TM) technology is the integration and miniaturization into marketable products of three technologies: wireless communications (such as cellular), sensors (including bio-sensors) and position location technology;

         GPS and Radio Communications division--consists of the design, manufacture and support of secure GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. In addition, it designs, manufactures and distributes intrinsically safe sounders (horn alarms)for industrial use and other electronic components; and

         Medical Systems division--is the MAS business that was acquired on March 27, 2002. A staff of logistics specialists and physicians provide medical assistance services and interactive medical information services to people traveling anywhere in the world. It also sells a variety of kits containing pharmaceutical and medical supplies.

         The majority of sales in this segment are from the Animal Applications division. Minimal sales of the Digital Angel product and no sales of the Bio-Thermo product have been recorded as of March 31, 2003.

         InfoTech USA, Inc.

         Our InfoTech USA, Inc. segment consists of the business operations of our 52.5% owned subsidiary, InfoTech USA, Inc. This segment is a full service provider of Information Technology (IT) products and services. During 2002, this segment continued its strategy of moving away from a product-driven systems integration business model to a customer-oriented IT strategy-based business model. It has further developed its deliverable IT products and services by adding new consulting and service offerings, and increasing the number of strategic alliances with outside technical services firms and manufacturers of high-end IT products. The principal products and services in this segment are computer hardware and computer services. The majority of InfoTech USA, Inc.'s revenue is derived from sales of computer hardware. InfoTech USA, Inc.'s services consist of IT consulting, installation, project management, design and deployment, computer maintenance and other professional services.

         Discontinued Operations

         On March 1, 2001, our Board of Directors approved a plan to sell Intellesale, Inc. and all of our other non-core businesses. The results of operations, financial condition and cash flows of Intellesale and all of our other non-core businesses have been reported as Discontinued Operations in our financial statements.

         Growth Strategy

         We are an advanced technology company that focuses on a range of life enhancing, personal safeguard technologies, early warning systems, miniaturized power sources and security monitoring systems combined with comprehensive data management services required to support them. Our business strategy is to position ourselves as a leading advanced technology development company through the development and commercialization of proprietary technology such as our Digital Angel(TM), Thermo Life(TM), VeriChip(TM) and Bio-Thermo(TM), which are examples of what we refer to as our life enhancing technologies as more fully discussed below.

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

         Advanced Technology Products

         Our four advanced technology products, which are in various stages of development are as follows:

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

         We expect to begin marketing Thermo Life during the second half of 2003. If and when, an order is received, the manufacturing of Thermo Life will be "original equipment manufacturing" ("OEM").

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

         On October 22, 2002, we announced that the Food and Drug Administration (FDA) had determined that VeriChip is not a regulated medical device for security, financial and personal identification/safety applications. The FDA specified in its ruling that VeriChip is a regulated medical device for healthcare information applications when marketed to provide information to assist in the diagnosis or treatment of injury or illness. On November 8, 2002, we received a letter from the FDA, based upon correspondence from us to the FDA, warning us not to market VeriChip for medical applications. We currently intend to market and distribute the VeriChip product for security, financial and personal identification/safety applications and, in the future, we plan to expand our marketing and distribution efforts to healthcare information applications of the product, subject to any and all necessary FDA and other approvals.

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
                                    =================================================================================

         Advanced Technology segment's revenue increased $2.8 million for the three-months ended March 31, 2003, compared to the three-months ended March 31, 2002. Product revenue increased by $3.4 million, or 69.9%, and service revenue decreased by $0.7 million, or 18.4%. The increase in product revenue was due to an increase of approximately $3.9 million in Computer Equity Corporation's government contract sales. Most of Computer Equity Corporation's business was being performed under a contract vehicle entitled Wire and Cable Service (WACS) that was managed by the General Services Administration. WACS allowed Computer Equity Corporation to provide government agencies with equipment and services for campus and building communications networks and related infrastructure without the need to follow the full procurement process for a new contract. We attribute the decrease in service revenue to a reduction in demand for our software and technology related services and to the sale of one of the businesses in this group during the fourth quarter of 2002. The business that was sold during the fourth quarter of 2002 contributed $0.4 million in service revenue during the three-months ended March 31, 2002.

         Digital Angel Corporation segment's revenue increased $3.6 million for the three-months ended March 31, 2003, compared to the three-months ended March 31, 2002. Product revenue increased by $3.4 million, or 45.8%, and service revenue increased by approximately $0.2 million, or 75.9%. We attribute the increase in product sales primarily to an increase in sales of approximately $2.0 million to the fisheries industry customers. Our primary fish and wildlife customers are the Army Corp of Engineers, BioMark, Inc., the Department of Energy and Pacific States Marine Fisheries. Additionally, approximately $0.9 million of the increase was due to increased shipments of companion animal microchips when compared to the three-months ended March 31, 2002, and approximately $0.4 million was attributable to the inclusion of product sales of the Medical Services division, which we acquired on March 27, 2002. We attribute the increase in service revenue to the inclusion of the Medical Services division's revenue of approximately $0.2 million for the three-months ended March 31, 2003.

         InfoTech USA, Inc. segment's revenue decreased $8.0 million for the three-months ended March 31, 2003, compared to the three-months ended March 31, 2002. Product revenue decreased by $7.8 million, or 80.0%, and service revenue decreased by $0.2 million, or 26.0%. We attribute the majority of the decrease in revenue to two large orders shipped during the three-months ended March 31, 2002. These sales to two customers were primarily product sales and were in excess of $5.3 million. The continued soft market for IT products also contributed to the decrease in revenue.

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
                                        ============================================  ===================================

         Advanced Technology's gross profit decreased $0.5 million for the three- months ended March 31, 2003, and gross profit margin decreased to 27.1% from 42.2% for the three-months ended March 31, 2002. We attribute the decrease in gross profit primarily to a decrease in gross profit on government contract sales of approximately $0.2 million during the three-months ended March 31, 2002, as a result of a change in the product mix, which included more sales of certain lower-margined telephony integration systems. We also experienced a decrease in software and technology related sales during the three-months ended March 31, 2003. We attribute the decrease in gross profit margin to the lower margins from our government contract sales during the three-months ended March 31, 2003. Gross margins on our government contract sales were approximately 22.4% and 42.0% during the three-months ended March 31, 2003 and 2002, respectively.

         Digital Angel Corporation's gross profit increased $2.3 million for the three-months ended March 31, 2003, and gross profit margin increased to 48.4% for the three-months ended March 31, 2003, from

41.3% for the three-months ended March 31, 2002. We attribute $1.2 million of the increase in gross profit primarily to the previously mentioned sales increase and $0.6 million to improved margins in our Animal Applications division. Additionally, we attribute $0.2 million to our Medical Services division acquired on March 27, 2002. The increase in gross profit margin is primarily related to lower material costs in our Animal Applications division.

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

         Advanced Technology's selling, general and administrative expense increased $0.4 million, or 19.1%, to $2.3 million for the three-months ended March 31, 2003, from $1.9 million for the three-months ended March 31, 2002. We attribute the increase primarily to approximately $0.2 million of severance expense as a result of extending the expiration date of stock options to acquire VeriChip Corporation common stock in connection with the termination of one of our former officers during the three-months ended March 31, 2003, (additional severance expense associated with the termination of officers and director during the three-months ended March 31, 2003, is included in the "Corporate/Eliminations" segment below), and to approximately $0.3 million in expenses associated with the VeriChip product, which we began marketing during the latter part of 2002. Selling, general and administrative expense decreased as a percentage of revenue due to the previously mentioned sales increase.

         Digital Angel Corporation's selling, general and administrative expense increased $1.3 million, or 50.4%, to $4.0 million for the three-months ended March 31, 2003, from $2.7 million for the three-months ended March 31, 2002. We attribute the increase primarily to increased compensation expense and insurance expense in our Animal Applications segment and $0.2 million associated with the acquisition of the Medical Services division on March 27, 2002. Selling, general and administrative expense as a percentage of revenue remained relatively constant at 35.1% for the three-months ended March 31, 2003, as compared to 34.3% for the three-months ended March 31, 2002.

         InfoTech USA, Inc.'s selling, general and administrative expense decreased $0.3 million, or 24.5%, to $0.9 million for the three-months ended March 31, 2003, from $1.2 million for the three-months ended March 31, 2002. As a percentage of revenue, selling general and administrative expense increased to 35.3% of revenue for the three-months ended March 31, 2003, from 11.3% of revenue for the three-months ended March 31, 2002. We attribute approximately $0.6 million of the decrease primarily to headcount reduction, the elimination of expenses related to the Shirley, New York facility, which was sold in January 2002, and approximately $0.3 million to reduced commissions on lower sales and other cost control programs. The increase in selling, general and administrative expense as a percentage of revenue resulted from the decrease in sales for the three-months ended
March 31, 2003.

         All Other's selling, general and administrative expense decreased
$0.9 million, or 100.0%, to $0.0 million for the three-months ended March 31, 2003, from $0.9 million for the three-months ended March 31, 2002. The decrease resulted from the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

         "Corporate / Eliminations" selling, general and administrative expense increased $0.1 million, or 0.3%, to $22.3 million for the three-months ended March 31, 2003, from $22.2 million for the three-months ended March 31, 2002. Included in selling, general and administrative expense for the three-months ended March 31, 2003, was severance expense of approximately $21.8 million, which resulted from the termination of executive officers and director during the three-months ended March 31, 2003.

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

         Depreciation and amortization expense from continuing operations during the three-months ended March 31, 2003 and 2002, by segments was as follows:

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

RESULTS OF DISCONTINUED OPERATIONS

         On March 1, 2001, our Board of Directors approved a plan to offer for sale our Intellesale business segment and all of our other "noncore businesses". Prior to approving the plan, the assets and results of operations of the noncore businesses had been segregated for external and internal financial reporting purposes from the assets and results of operations of the Company. All of these noncore businesses were part of their own reporting unit for segment reporting purposes and all of these businesses were being held for sale. These five individually managed businesses operated in manufacturing and fabricating industries apart from our core businesses. Accordingly, the operating results of these entities have been reclassified and reported as Discontinued Operations for all periods presented. As of March 1, 2002, we had sold or closed substantially all of the businesses classified as Discontinued Operations. There is one insignificant company remaining at March 31, 2003, which had combined revenue and net loss for the quarter ended March 31, 2003, of $7,000 million and $0.1 million, respectively. We anticipate selling or closing the remaining business within the next several months. We used the proceeds from the sales of companies classified as Discontinued Operations to repay amounts outstanding under the IBM Credit Agreement.

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

         Operating activities used cash of $3.7 million and provided cash of $2.5 million during the three-months ended March 31, 2003 and 2002, respectively. During the three-months ended March 31, 2003, an increase in cash held by note holder, an increase in accounts receivable, and purchases of inventory resulted in the use of cash from operating activities. During the three-months ended March 31, 2002, cash was provided primarily by collections on accounts receivable and cash was used primarily to purchase inventory and for other assets.

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

         Our ability to continue as a going concern and to continue operations in the normal course of business is also predicated upon numerous factors including the following:

             o First to the repayment of all our obligations to IBM Credit, is to obtain shareholder approval of the terms of the severance agreements with the Company's former officers and directors as more fully discussed in Note 10 to the Condensed Consolidated Financial Statements;

             o Second, we must successfully implement our business plans, manage expenditures according to our budget, and generate positive cash flow from operations;

             o Third, we must develop an effective marketing and sales strategy;

             o Fourth, we must obtain the necessary approvals to expand the market for the VeriChip product;

             o Fifth, we must realize positive cash flow with respect to our investment in Digital Angel Corporation; and

             o Finally, we must complete the development of the second generation Digital Angel product.

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

         It is the opinion of our management that the likelihood of the above plan being effectively implemented is good. On a consolidated reporting basis, cash of $3.9 million was used by operations for the year ended December 31, 2002. Of this amount, Digital Angel Corporation used approximately $2.7 million. For the three-months ended March 31, 2003, cash of $3.7 million was used by operations, of which Digital Angel Corporation used approximately $3.1 million, while our remaining operations used $0.6 million. Our goal is to establish a sustainable positive cash flow business model.

         We believe that we will be able to generate sufficient revenues, profit margins and related cash flow in the next twelve months from the Advanced Technology segment to cover the operating expenses of this segment as well as our corporate overhead (exclusive of the corporate overhead of Digital Angel Corporation and InfoTech USA, Inc.). The primary source of revenue for the Advanced Technology segment is Computer Equity Corporation. For the quarter ended March 31, 2003, the Advanced Technology segment reported gross revenue of $11.3 million. Of this amount, Computer Equity Corporation represented $9.3 million or 82.3% of the total revenue. The future revenue outlook for Computer Equity Corporation appears to be positive. In January 2003, Computer Equity Corporation's wholly-owned subsidiary, GTI, was one of seventeen companies awarded the federal government's CONNECTIONS contract, which replaced the previous WACS contract. The CONNECTIONS contract has a three-year base term and five successive one-year renewal options. The CONNECTIONS contract is similar to the WACS contract in that it will allow Computer Equity Corporation to provide government agencies with equipment and services for campus and building communications networks and related infrastructure without the need to follow the full procurement process for a new contract. During the remainder of 2003 and beyond, our focus will be to generate significant revenue and cash flow from our advanced technology products. We hope to realize positive cash flow in 2003 and beyond as these products gain customer acceptance and awareness throughout the world.

         As of March 31, 2003, the Advanced Technology segment and "Corporate/Eliminations" had a combined cash balance of $3.0 million and InfoTech USA, Inc. had a cash balance of $2.0 million. Digital Angel Corporation did not have cash on hand. The specific components and the approximate amount of funds that we anticipate that we will need to continue operating for the next twelve months are as follows:

             o To fund operations (excluding research and development) - none, as we expect to achieve cash flow from operations exclusive of research and development expense
             o   To fund research and development - $6.2 million
             o   To fund capital expenditures - $1.4 million
             o   To fund debt service - $30.5 million

         The nature of our business is such that it does not require a material cash outlay for capital expenditures, and we have no plans to make significant investments in capital expenditures for the next twelve months. We estimate that our Advanced Technology segment's capital expenditures for the next twelve months will be less than $0.4 million, that Digital Angel Corporation's capital expenditures for 2003 will be approximately $1.0 million and that InfoTech USA, Inc.'s capital expenditures for the next twelve months will be de minimus. For the next twelve months, we anticipate the cash outlay for our research and development efforts relating to our advanced technology products to approximate $0.8 million and that Digital Angel Corporation's cash outlay for such efforts will be approximately $5.4 million. InfoTech USA, Inc. does not incur research and development expense.

         Assuming that we are successful in satisfying our obligations to IBM Credit under the terms of the forbearance agreement, that we have positive cash flow from operations and that we rely on our various other sources of liquidity as discussed below, we believe that we should have sufficient working capital to satisfy our short-term needs over the next twelve months.

         Sources of Liquidity

         Our operating activities did not provide positive cash flow during the three-months ending March 31, 2003, or during 2002 and 2001. While we anticipate that our operations will provide positive cash flow during 2003, our operating activities did not provide positive cash flow during 2002 and 2001. In addition, during 2003, we are required to make substantial debt payments under the terms of the Forbearance Agreement with IBM Credit. Accordingly, we may not have access to funds necessary to provide for our ongoing operations or to make the required debt payments. Our sources of liquidity may include proceeds from the sale of common stock and preferred shares, proceeds for the sale of businesses, proceeds from the sale of the Digital Angel Corporation common stock held in the Digital Angel Trust, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings. These options may not be available, or if available, may not be on favorable terms. Our capital requirements depend on a variety of factors, including but not limited to, repayment obligations under the IBM Credit Agreement, the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions.

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

         In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. We adopted FAS 143 on January 1, 2003. Application of the new rules did not have a significant impact on our financial position and results of operations.

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

         Associated Risk Factors

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

           IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN, YOU COULD LOSE THE ENTIRE VALUE OF YOUR INVESTMENT.

         Our financial statements have been prepared on a going concern basis. Our ability to continue as a going concern is predicated upon numerous factors with varying levels of importance as follows:

             o First, we must successfully repay all of our debt obligations to IBM Credit;

             o Second, we must obtain shareholder approval of the terms of the severance agreements with our former officers and directors as more fully discussed in Note 10 to the Condensed Consolidated Financial Statements;

             o Third, we must successfully implement our business plans, manage expenditures according to our budget, and generate positive cash flow from operations so that we can become profitable and generate sufficient cash flow to meet our operating needs;

             o Fourth, we must develop an effective marketing and sales strategy in order to grow our business and compete successfully in our markets;

             o Fifth, we must obtain the necessary approvals to expand the market for the VeriChip product;

             o Sixth, we must realize positive cash flow with respect to our investment in Digital Angel Corporation in order to provide us with an appropriate return on our investment; and

             o Finally, we must complete the development of the second generation Digital Angel product in order to improve the product's salability.

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

         OUR FAILURE TO OBTAIN ADDITIONAL FUNDING WILL HAVE A SUBSTANTIAL NEGATIVE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The IBM Credit Agreement prohibits us from borrowing funds from other lenders without IBM Credit's approval and does not provide for additional funding. It is possible that we will not have access to funds necessary to provide for our ongoing operating expenses. Failure to obtain additional funding will have a material adverse effect on our business, financial condition and results of operations.

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

         WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW AND WE MAY NOT BECOME PROFITABLE IN THE FUTURE.

         We incurred net losses from continuing operations of $26.8 million, $113.9 million, $188.6 million and $29.2 million during the three-months ended March 31, 2003, and for the years ended December 31, 2002, 2001 and 2000, respectively. Our consolidated operating activities used cash of $3.7 million, $3.9 million, $18.0 million and $43.4 million during the three-months ended March 31, 2003, and during 2002, 2001 and 2000, respectively. We have funded our operating cash requirements, as well as our capital needs, during these periods with the proceeds from our investing and/or our financing activities. We may not be able to generate sufficient operating cash flow in the future to meet our operating expenses.

         As of March 31, 2003, we reported no revenues from the sale of our VeriChip(TM), Bio Thermo(TM) and Thermo Life(TM) products and we have had minimal sales of our Digital Angel product. We believe that absent significant improvement the sales of our Digital Angel, Bio Thermo, VeriChip and Thermo Life products, our future business operations are unlikely to provide sufficient cash flow to support our operational requirements. Our sources of liquidity in the future may include proceeds from the sale of common stock and preferred stock, proceeds from the sale of businesses, proceeds from the sale of the Digital Angel Corporation common stock owned by us, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings. However, we may not be able to obtain sufficient additional financing to meet such requirements on terms acceptable to us, or at all. Our failure to obtain additional funding could have a materially adverse effect on our business, financial condition and results of operations, and may result in our inability to continue operations in the normal course of business.

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

         In addition, under the terms of the employment agreement dated March 8, 2002, as amended, by and between Digital Angel Corporation and Randolph K. Geissler (the President and Chief Executive Officer of Digital Angel Corporation), a "change in control" occurs under that employment agreement if any person becomes the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of securities of Digital Angel Corporation representing 20% or more of the combined voting power of the then outstanding shares of common stock. Therefore, if the Digital Angel Trust were required to sell more than approximately 5.3 million shares of Digital Angel Corporation's common stock, such sale would constitute a change in control under the employment agreement with Mr. Geissler. Upon the occurrence of a change in control, Mr. Geissler, at his sole option and discretion, may terminate his employment with Digital Angel Corporation at any time within one year after such change in control upon 15 days' notice. In the event of such termination, the employment agreement provides that Digital Angel Corporation must pay to Mr. Geissler a severance payment equal to three times the base amount as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended, minus $1.00 (or a total of approximately $750,000), which would be payable no later than one month after the effective date of Mr. Geissler's termination of employment. In addition, upon the occurrence of a change of control under the employment agreement, all outstanding stock options held by Mr. Geissler would become fully exercisable.

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

         WE ARE REQUIRED TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN CONNECTION WITH SEVERANCE AGREEMENTS WITH OUR FORMER EXECUTIVE OFFICERS AND DIRECTORS AND, AS A RESULT, OUR STOCK WILL BE FURTHER DILUTED.

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

         Since January 1, 2000, the price per share of our common stock has ranged from a high of $18.00 to a low of $0.03. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. Further, the market value of our common stock has declined over the past few years in part due to our operating performance. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Declines in the market price of our common stock could affect our access to capital, which may impact our ability to continue as a going concern. In addition, declines in the price of our common stock may harm employee morale and retention, curtail investment opportunities presented to us, and negatively impact other aspects of our business. As a result of these declines, you may be unable to resell your shares at or above the price at which you acquired them.

         IF WE ARE DELISTED FROM THE NASDAQ SMALLCAP MARKET IN THE FUTURE IT MAY REDUCE THE LIQUIDITY OF OUR COMMON STOCK, WHICH WOULD IMPACT OUR ABILITY TO RAISE FUNDS IN THE EQUITY MARKETS AND MAY REDUCE THE MARKET VALUE OF YOUR INVESTMENT.

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

         BECAUSE OF RECENT PERIODS OF VOLATILITY IN THE MARKET PRICE OF OUR SECURITIES, WE FACE A HEIGHTENED RISK OF SECURITIES CLASS ACTION LITIGATION, WHICH COULD SIGNIFICANTLY HARM OUR BUSINESS OPERATIONS AND FINANCIAL CONDITION.

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

         WE HAVE MADE SIGNIFICANT CHANGES TO OUR BUSINESS MODEL AND WE HAVE EXPANDED INTO DIFFERENT PRODUCT LINES INCLUDING NEW UNPROVEN TECHNOLOGIES AND THE NEW BUSINESS MODEL MAY NOT BE SUCCESSFUL.

         During the past few years, we have made significant changes to our business model as a result of a new business strategy and the expansion into different product lines including new unproven technologies such as Digital Angel and Thermo Life. If we are not successful in implementing our new business model and developing and marketing our new technology products, our advanced technology products may not gain sufficient market acceptance to be profitable or otherwise be successful and the market price of our securities will most likely decrease.

         WE ARE REQUIRED TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN CONNECTION WITH PRIOR ACQUISITIONS, AND AS A RESULT, YOUR INVESTMENT IN OUR COMMON STOCK WILL BE FURTHER DILUTED.

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

         As of May 7, 2003, there were outstanding warrants and options to acquire up to 37,124,926 additional shares of our common stock. In addition, as of March 7, 2003, we had 80,710 additional shares of our common stock available to be issued in the future under our stock option plans and 6,432,340 shares of our common stock available to be issued in the future under our 1999 Employee Stock Purchase Plan. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon exercise could have a negative impact on the value of your investment in our common stock.

         WE RELY HEAVILY ON OUR REVENUES DERIVED FROM OUR FEDERAL
TELECOMMUNICATIONS BUSINESS, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN, ORDERS FROM THE UNITED STATES GOVERNMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Approximately $9.3 million, or 82.7%, $31.3 million, or 74.7%, and $27.4 million, or 61.5%, of our Advanced Technology segment's revenues for the three-months ended March 31, 2003, and for the years 2002 and 2001, respectively, were generated by our wholly-owned subsidiary, Computer Equity Corporation. Approximately 99.9%, 99.1% and 77.7% of Computer Equity Corporation's revenues during the three-months ended March 31, 2003, and for the years 2002 and 2001, respectively, were generated through sales to various agencies of the United States Federal Government. Computer Equity Corporation provides telecommunications products and services. Computer Equity has less than one percent of the federal telecommunications market share. Computer Equity's business is highly competitive, and we expect that the competitive pressures we face will not diminish in the future. Many of our competitors have greater financial, technological, marketing and other resources than we do. The loss of, or a significant reduction in, federal telecommunications orders could have a material adverse effect on our financial condition and results of operations.

         DIGITAL ANGEL CORPORATION COMPETES WITH OTHER COMPANIES IN THE VISUAL AND ELECTRONIC IDENTIFICATION MARKET, AND THE PRODUCTS SOLD BY ITS COMPETITORS COULD BECOME MORE POPULAR THAN ITS PRODUCTS OR RENDER ITS PRODUCTS OBSOLETE, WHICH COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The market for visual and electronic identification for companion animals and livestock is highly competitive. We believe that our principal competitors in the visual identification market for livestock are AllFlex USA and Y-Tex Corporation, and that our principal competitors in the electronic identification market that have developed permanent electronic identification devices for the companion animal market are AllFlex USA, Datamars SA and Avid Plc. In addition, other companies could enter this line of business in the future. Some of Digital Angel Corporation's competitors have substantially greater financial and other resources than they do. Digital Angel Corporation may not be able to compete successfully with those competitors, and those competitors may develop or market technologies and products that are more widely accepted than its products or that could render its products obsolete or noncompetitive, which could have a material adverse affect on our financial condition and results of operations. We are not currently aware of any other competitors currently marketing products that would compete directly with the Digital Angel product. However, we are aware of several potential competitors that have expressed an interest in similar technologies. There is no substantial revenue from product sales of any participant in the market for the Digital Angel product.

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

         InfoTech USA, Inc. competes in a highly competitive market with IT products and services providers that vary greatly in their size and technical expertise. Its primary competitors are Manchester Technologies, Inc., AlphaNet Solution, Inc., En Pointe Technologies, Inc., Micros-to-Mainframes, Inc., and Pomeroy Computer Resources. Additionally, we expect InfoTech USA, Inc. to face further competition from new market entrants and possible alliances between competitors in the future, which could have a material adverse effect on our financial condition and results of operations.

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

         THE BOOK VALUE OF OUR INVENTORY HAS INCREASED AND WE FACE THE RISKS THAT THE VALUE OF OUR INVENTORY MAY DECLINE BEFORE WE SELL IT OR THAT WE MAY NOT BE ABLE TO SELL OUR INVENTORY AT THE PRICES WE ANTICIPATE.

     On March 31, 2003, the book value of our inventory was $7.8 million as compared to a book value of $6.4 million as of December 31, 2002. We attribute the increase primarily to the accumulation of inventory by Digital Angel Corporation in anticipation of current year sales. Our success depends on our ability to purchase inventory at attractive prices relative to its resale value and our ability to turn our inventory rapidly through sales. If we pay too much or hold inventory too long, we may be forced to sell our inventory at a discount or at a loss or write down its value, and our business could be materially adversely affected.

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

         IF WE DO NOT PREVAIL IN ONGOING LITIGATION, WE MAY BE REQUIRED TO PAY SUBSTANTIAL DAMAGES.

         In addition to the litigation described in this Form 10-Q under the section entitled Legal Proceedings, we are party to various legal actions as either plaintiff or defendant in the ordinary course of business. The ultimate outcome of these actions and the estimates of the potential future impact on our financial position, cash flows or results of operations for these proceedings could change in the future. In addition, we will continue to incur additional legal costs in connection with pursuing and defending such actions.

         OUR INTELLECTUAL PROPERTY RIGHTS OR PATENT RIGHTS MIGHT NOT PROVIDE PROTECTION AND MIGHT BE INVALID OR UNENFORCEABLE.

         Our ability to commercialize any of our products under development will depend, in part, on our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties. The patent applications licensed to or owned by us may not result in issued patents, patent protection may not be secured for any particular technology, any patents that have been or may be issued to us may not be valid or enforceable and patents issued may not provide meaningful protection to us. Furthermore, we do not own the VeriChip technology that is produced under patents #6,400,338 and #5,211,129. This technology is owned by Digital Angel Corporation and licensed to VeriChip under an exclusive product and technology license with a remaining term of approximately ten years. VeriChip Corporation may be unable to retain licensing rights to the use of these patents beyond the licensing period or the license may be terminated early.

         OUR FAILURE TO COMPLY WITH APPLICABLE REGULATORY REQUIREMENTS REGARDING VERICHIP CAN, AMONG OTHER THINGS, RESULT IN FINES, SUSPENSIONS OF REGULATORY APPROVALS, PRODUCT RECALLS, OPERATING RESTRICTIONS AND CRIMINAL PROSECUTION.

         Some of our current or future products may be subject to government regulation and, in some cases, pre-approval. By letter dated October 17, 2002, the Food and Drug Administration (FDA) issued a determination that the VeriChip product is not a medical device under Section 513(g) of the Federal Food, Drug and Cosmetic Act with respect to the intended security, financial and personal identification/safety applications. However, the FDA further stated in its determination letter that with respect to the use of the VeriChip product in healthcare information applications, VeriChip is a medical device subject to the FDA's jurisdiction. On November 8, 2002, we received a letter from the FDA, based upon correspondence from us to the FDA, warning us not to market VeriChip for medical applications. While we currently intend to market and distribute the VeriChip product for security, financial and personal identification/safety applications, in the future, we plan to expand our marketing and distribution efforts to healthcare information applications of the product, subject to any and all necessary FDA and other approvals. It is possible that the required FDA regulatory reviews will not be conducted in a timely manner or that regulatory approvals will not be obtained. Our future failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution, any of which could have a material adverse effect on us.

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

         THE THERMO LIFE TECHNOLOGY HAS NOT YET BEEN DEVELOPED FOR COMMERCIAL DEPLOYMENT, AND THERE IS NO CERTAINTY THAT THIS TECHNOLOGY WILL BE SUCCESSFULLY MARKETED.

         The Thermo Life technology has been successfully tested in the laboratory. Our ability to develop and commercialize products based on this proprietary technology will depend on our ability to develop our products internally on a timely basis. However, there is no certainty that this technology will be successfully marketed or generate material sales revenue.

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

         We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Borrowings under the IBM Credit Agreement and borrowings under Digital Angel Corporation's mortgage notes payable bear interest at a fixed rate. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term (less than three month) investments.

         Due to the nature of our short-term investments, and we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosure is required. Due to the de minimus amounts of foreign currency exchange gains and losses and translation adjustments during the three-months ended March 31, 2003, a sensitivity analysis of fluctuations in foreign currency exchange rates is not required.

         The table below presents the principal amount and weighted-average interest rate for our debt portfolio:

                                                                       Carrying Value at
         Dollars in Millions                                            March 31, 2003*
         -------------------------------------------------------------------------------
           Total notes payable and long-term debt                            $85.3
           Notes payable bearing interest at fixed interest rates            $81.5
           Weighted-average interest rate for the three-months
             ended March 31, 2003                                             21.4%

         *Due to the current default and resulting Forbearance Agreement with respect to the IBM debt, it is not practicable to determine the fair value of the Company's notes payable and long-term debt.

ITEM 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 14(c) and 15d - 14(c)) as of the end of the quarterly period ended March 31, 2003. Based on that evaluation, they have concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. The Company's disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives and the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in reaching that level of reasonable assurance.

(b)      Changes in Internal Controls

         There have not been any changes in the Company's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

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

         On March 31, 2002, 510 Ryerson Road Inc. filed a lawsuit in the Superior Court of New Jersey, Essex County against us and one of our subsidiaries in connection with a lease for a facility that we vacated prior to the expiration of the lease and which is no longer in use. The plaintiffs have demanded relief in the amount of $2.0 million. The trial date, originally set for December 2002, has been postponed until July 2003.

         On May 20, 2002, a purported securities fraud class action was filed against us and one of our directors. In the following weeks, fourteen virtually identical complaints were consolidated into a single action, In re Applied Digital Solutions Litigation, which was filed in the United States District Court for the Southern District of Florida. In March 2003, we entered into a memorandum of understanding to settle the pending lawsuit. The settlement of $5.6 million will be entirely covered by proceeds form insurance, and is subject to approval by the District Court and review by an independent special litigation committee.

         In July 2002, SRZ Trading LLC filed a derivative complaint in the Circuit Court of Cole County, Missouri against us, and several of our officers and directors for unspecified damages. The complaint alleged that the defendants made false and misleading statements about Applied Digital Solutions, Inc.'s business and financial performance. The Missouri action was voluntarily dismissed and re-filed in federal court in the Southern District of Florida. The Florida action was voluntarily dismissed with prejudice on March 7, 2003.

         On September 25, 2002, The Bank of Scotland filed a complaint in the Court of Session in Edinburgh, Scotland against us alleging that we owe them money under the terms of an agreement dated December 18, 2000, governing the Senior Term Loan and Overdraft Facilities ("Loan Agreement"). Under the terms of the Loan Agreement, Caledonian Venture Holding Limited (also referred to as Transatlantic Software Corporation) was purchased by us through the issuance of our common stock. The complaint alleged that we are liable for a shortfall of approximately $565,000 created under the price protection provision of the loan. During the second quarter of 2003, the plaintiff voluntarily dismissed this action. The plaintiff agreed to pay our attorney's fees in connection with the case.

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

                                      APPLIED DIGITAL SOLUTIONS, INC.
                                      (Registrant)

Dated: December 11, 2003             By: /S/ EVAN C. MCKEOWN
                                         ------------------------------------
                                                   Evan C. McKeown
                                            Senior Vice President, Chief
                                                  Financial Officer

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

   2.8 Agreement and Plan of Merger, dated as of July 1, 2000, by and among Applied Digital Solutions, Inc., Web Serve Acquisition Corp., WebNet Services, Inc., Steven P. Couture, Jeffrey M. Couture and Raymond D. Maggi (incorporated by reference to Exhibit 2.8 to the registrant's Annual Report on Form 10-K/A filed with the Commission on December 11, 2003)

   3.1 Amended and Restated Bylaws of the Company dated March 31, 1998 (incorporated by reference to Exhibit 3.4 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 filed with the Commission on August 14, 2002)

   3.2   Amendment to Bylaws of the Company dated April 4, 2002
         (incorporated by reference to Exhibit 3.4 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 filed with the Commission on August 14, 2002)

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

  10.32 Letter Agreement between Applied Digital Solutions, Inc. and G.A. Sullivan (incorporated by reference to Exhibit 10.30 of the registrant's Annual Report on Form 10-K/A filed with the Commission on December 11, 2003)

  10.33 International Distribution Agreement, dated March 8, 2003, by and between VeriChip Corporation and the Company La Font, LTDA (incorporated by reference to Exhibit 10.31 of the registrant's Annual Report on Form 10-K/A filed with the Commission on December 11, 2003)

  10.34 Securities Purchase Agreement dated May 8, 2003, by and between Applied Digital Solutions, Inc. and Cranshire Capital, L.P.**

  10.35 Securities Purchase Agreement dated May 8, 2003, by and between Applied Digital Solutions, Inc. and Magellan International Ltd.**

  10.36 International Distribution Agreement, dated September 25, 2002, by and between VeriChip Corporation and Sistemus de Proteccion Integral de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.32 of the registrant's Annual Report on Form 10-K/A filed with the Commission on December 11, 2003)

   31.1 Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)**

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