Form 10-Q/A
period 2003-06-30
APPLIED DIGITAL SOLUTIONS INC
filed 2003-12-11
CIK 924642

  As Filed with the Securities and Exchange Commission on August 14, 2003,
                    and as Amended on December 11, 2003
------------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                    -------------------------------------

                                 FORM 10-Q/A
                              AMENDMENT NO. 1
                                 (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended June 30, 2003
                                     or
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934.
                   For the transition period from ____ to ____

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

         The number of shares outstanding of each of the issuer's classes of common stock as of close of business on August 11, 2003:

                 Class                               Number of Shares
     Common Stock: $.001 Par Value                     352,262,414

                       APPLIED DIGITAL SOLUTIONS, INC.

                              TABLE OF CONTENTS

  Item                          Description                                Page

                       PART I - FINANCIAL INFORMATION

   1.      Financial Statements (unaudited)
           Condensed Consolidated Balance Sheets
              June 30, 2003 and December 31, 2002                            3
           Condensed Consolidated Statements of Operations -
               Three and Six-Months ended June 30, 2003 and 2002             4
           Condensed Consolidated Statement of Stockholders' Equity -
               Six-Months ended June 30, 2003                                5
           Condensed Consolidated Statements of Cash Flows -
               Six-Months ended June 30, 2003 and 2002                       6
           Notes to Consolidated Financial Statements                        7
   2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    30
   3.      Quantitative and Qualitative Disclosures About Market Risk       73
   4.      Controls and Procedures                                          73

                         PART II - OTHER INFORMATION

   1.      Legal Proceedings                                                74
   2.      Changes In Securities                                            76
   3.      Defaults Upon Senior Securities                                  77
   4.      Submission of Matters to a Vote of Security Holders              77
   5.      Other Information                                                78
   6.      Exhibits and Reports on Form 8-K                                 78

SIGNATURE                                                                   79
EXHIBITS                                                                    80

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

                                          APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (In thousands, except per share data)
                                                                 (Unaudited)

                                                                           FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                              ENDED JUNE 30,                    ENDED JUNE 30,
                                                                   ----------------------------------------------------------------
                                                                          2003             2002              2003             2002
                                                                   ----------------------------------------------------------------

Product revenue                                                       $ 17,395         $ 21,237          $ 38,418         $ 44,300
Service revenue                                                          3,494            4,599             7,577            9,755
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                           20,889           25,836            45,995           54,055

Cost of products sold (exclusive of depreciation shown separately
  below)                                                                13,072           14,901            27,244           31,417
Cost of services sold                                                    1,605            2,207             3,570            4,532
-----------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                             6,212            8,728            15,181           18,106

Selling, general and administrative expense                             12,461           18,384            41,929           47,753
Research and development                                                 1,424              782             2,625            1,761
Depreciation and amortization                                              611            1,384             1,237            2,388
Interest and other income                                                 (218)            (555)             (438)            (653)
Gain on forgiveness of debt                                            (70,392)               -           (70,392)               -
Interest expense                                                         4,571            4,733             9,202            6,792
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before taxes, minority interest, net loss on subsidiary stock issuances and merger
  transaction, and equity in net loss of affiliate                      57,755          (16,000)           31,018          (39,935)


Provision (benefit) for income taxes                                       967              (13)              775               95
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before minority interest, net loss on subsidiary stock issuances and
  merger transaction, and equity in net loss of affiliate               56,788          (15,987)           30,243          (40,030)

Minority interest                                                         (805)            (402)             (944)            (438)

Net loss on subsidiary stock issuances and merger transaction              792            3,888             1,169            4,282

Equity in net loss of affiliate                                              -                -                 -              291
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                                56,801          (19,473)           30,018          (44,165)

Change in estimate on loss on disposal of discontinued
  operations and operating losses during the phase out
  period                                                                  (435)            (463)             (592)             224
-----------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                     $ 56,366         $(19,936)         $ 29,426         $(43,941)
===================================================================================================================================


Income (loss) per common share - basic
     Income (loss) from continuing operations                         $   0.18         $  (0.07)         $   0.10         $  (0.17)
     (Loss) income from discontinued operations                              -            (0.01)                -                -
-----------------------------------------------------------------------------------------------------------------------------------

Net income (loss) per common share - basic                            $   0.18         $  (0.08)         $   0.10         $  (0.17)
===================================================================================================================================

Income (loss) per common share - diluted
     Income (loss) from continuing operations                         $   0.18         $  (0.07)         $   0.10         $  (0.17)
     (Loss) income from discontinued operations                          (0.01)           (0.01)            (0.01)               -
-----------------------------------------------------------------------------------------------------------------------------------

Net income (loss) per common share - diluted                          $   0.17         $  (0.08)         $   0.09         $  (0.17)
===================================================================================================================================

Weighted average number of common shares outstanding - basic           309,470          265,914           296,052          260,869

Weighted average number of common shares outstanding - diluted         323,173          265,914           310,394          260,869

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

         The Company's business has evolved during the past few years. The Company grew significantly through acquisitions and since 1996 has completed 51 acquisitions. During the last half of 2001 and during 2002, the Company sold or closed many of the businesses it had acquired that it believed did not enhance its strategy of becoming an advanced digital technology development company. These companies were primarily telephony system providers, software developers, software consultants, networking integrators, computer hardware suppliers or were engaged in other businesses or had customer bases that the Company believed did not promote or complement its current business strategy. As of June 30, 2003, the Company's business operations consisted of the operations of six wholly-owned subsidiaries, which are collectively referred to as the Advanced
Technology segment, and two majority-owned subsidiaries, Digital Angel Corporation (AMEX:DOC), and InfoTech USA, Inc. (OTC:IFTH) (formerly SysComm International Corporation). As of June 30, 2003, the Company owned approximately 72.9% of Digital Angel Corporation and 52.5% of InfoTech USA, Inc.

         Historically, the Company has suffered losses and has not generated positive cash flows from operations. This raises doubt about its ability to continue as a going concern. The audit reports of Eisner LLP for the year ended December 31, 2002, and of PricewaterhouseCoopers LLP, for each of the two-years ended December 31, 2001 and 2000, contain an explanatory paragraph expressing doubt about the Company's ability to continue as a going concern, as a result of payment and covenant defaults under its credit agreement with IBM Credit LLC ("IBM Credit"), which are more fully discussed in Note 4, as well its historical losses and the negative cash flows from its operations. On June 30, 2003, the Company repaid all of its obligations to IBM Credit, which resolved one of the major factors impacting the Company's ability to continue as a going concern. This repayment is more fully discussed in Note 4 to the condensed consolidated financial statements. Excluding the effects of a one-time gain on the forgiveness of debt of

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


$70.4 million, the Company incurred consolidated net losses from continuing operations of $13.6 million and $40.4 million for the three and six-months ended June 30, 2003, respectively. Additionally, the Company incurred consolidated net losses from continuing operations of $19.5 million and $44.2 million for the three and six-months ended June 30, 2002, respectively. As of June 30, 2003, the Company had an accumulative deficit of $387.6 million. The Company's consolidated operating activities used cash of $0.7 million and provided cash of $1.7 million during the six-months ended June 30, 2003 and 2002, respectively.

         Digital Angel Corporation has suffered losses and has not generated positive cash flows from operations. In addition, the audit reports of Eisner LLP for the year ended December 31, 2002, and of PricewaterhouseCoopers LLP, for each of the two-years ended December 31, 2001 and 2000, contain an explanatory paragraph expressing doubt about Digital Angel Corporation's ability to continue as a going concern. Digital Angel Corporation incurred operating loss before taxes, minority interest and equity in net loss of affiliate during the three and six-months ended June 30, 2003 of $2.5 million and $2.4 million, respectively, and $1.5 million and $3.3 million for the three and six-months ended June 30, 2002, respectively. Excluded from Digital Angel Corporation's operating loss for the six-months ended June 30, 2002, was $1.8 million of interest expense associated with the Company's obligation to IBM Credit and $18.7 million of non-cash compensation expense associated with pre-merger Digital Angel options which were converted into options to acquire Medical Advisory Systems, Inc. ("MAS") stock, all of such expenses having been reflected as additional expense in the separate financial statements of Digital Angel Corporation included in its Form 10-Q dated June 30, 2002. In addition, Digital Angel Corporation's operating activities used cash of $2.3 million and $1.0 million during the six-months ended June 30, 2003 and 2002, respectively.

         The Company is unable to predict its operating profits or losses for future periods. The Company's profitability and liquidity depend on many factors including the success of its marketing programs, the maintenance and reduction of expenses and its ability to successfully develop and bring to market its new products and technologies. The Company has established a management plan to mitigate the effect of its going concern uncertainty conditions over the next twelve months. The major components of the Company's plan are discussed below under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources from Continuing Operations." Assuming the Company is successful in achieving its plan, the Company should have sufficient working capital to satisfy its short-terms needs over the next twelve months.

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

         During the three-months ended June 30, 2003 and 2002, and the six-months ended June 30, 2003, and 2002, the Company recorded a loss of $0.8 million, $3.9 million, $1.2 million and $3.9 million, respectively, on the issuances of 0.1 million, 1.0 million, 0.4 million and 1.0 million shares of Digital Angel Corporation common stock, respectively, resulting from the exercise of stock options and the sale of Digital Angel Corporation common stock. The loss represents the difference between the carrying amount of the Company's pro-rata share of its investment in Digital Angel Corporation and the net proceeds from the issuances of the stock and other changes in the minority interest ownership.

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
                                                         ================    ==================

4. FINANCING AGREEMENTS

         Payment in Full of Obligations to IBM Credit LLC
         ------------------------------------------------

         The Company's Third Amended and Restated Term Credit Agreement (the "IBM Credit Agreement") with IBM Credit LLC ("IBM Credit") and the Digital Angel Share Trust contained covenants relating to the Company's financial position and performance, as well as the financial position and performance of Digital Angel Corporation. At December 31, 2002, the Company did not maintain compliance with the revised financial performance covenant under the IBM Credit Agreement. In addition, under the terms of the IBM Credit Agreement, the Company was required to repay IBM Credit $29.8 million of the $77.2 million outstanding principal balance currently owed to them, plus $16.4 million of accrued interest and expenses (totaling approximately $46.2 million), on or before February 28, 2003. The Company did not make such payment by February 28, 2003, and on March 7, 2003, it received a notice from IBM Credit declaring the loan in default. Effective April 1, 2003, the Company entered into a Forbearance Agreement with IBM Credit. In turn, the Company agreed to dismiss with prejudice a lawsuit it filed against IBM Credit and IBM Corporation in Palm Beach County, Florida on March 6, 2003. Under the terms of the Forbearance Agreement, the Company had the right to purchase all of its outstanding debt obligations to IBM Credit, totaling approximately $100.4 million (including accrued interest), if it paid IBM Credit $30.0 million in cash by June 30, 2003. As of June 30, 2003, the Company made cash payments to IBM Credit totaling $30.0 million and, thus, it has satisfied in full its debt obligations to IBM Credit. As a result, during the quarter ended June 30, 2003, the Company recorded a gain on the forgiveness of debt of $70.4 million, exclusive of the bonuses discussed below.

         On June 30, 2003, the Company's Board of Directors (through the Compensation Committee) approved the payment of approximately $4.3 million in discretionary bonus awards. The bonuses, which may be paid in cash (subject to availability) or in shares of the Company's common stock based upon mutual agreement of the recipient and the Company, subject to any regulatory or necessary approvals, were awarded to directors, executive officers and other employees in recognition of their efforts in achieving the successful repayment of all obligations to IBM Credit. This repayment resulted in a gain on the forgiveness of debt of approximately $70.4 million in the three-months ended June 30, 2003. The amount and timing of the payment of these bonuses, which is at the discretion of the Board of Directors,

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


will depend on various factors, including (among others) the rate of the Company's business growth, the Company's research and development efforts and pipeline, the effort and timing involved in obtaining FDA and other necessary approval for the Company's VeriChip product's medical applications, capital equipment needs, the requirements of the Company's customers, and opportunities discovered or presented to the Company, and other cash requirements.

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

         The 50.0 million shares of the Company's common stock were offered on a best efforts basis through the efforts of a placement agent J.P. Carey Securities, Inc. under the terms of a placement agency agreement. The Company agreed to pay J.P. Carey Securities, Inc. a 3% placement agency fee. In connection with this offering, on May 8, 2003, May 22, 2003 and June 4, 2003, the Company entered into Securities Purchase Agreements with Cranshire Capital, L.P. and Magellan International Ltd. The Securities Purchase Agreements provided for Cranshire Capital L.P. and Magellan International Ltd. to purchase an aggregate of 20.5 million shares and 29.5 million shares of the Company's common stock, respectively, resulting in net proceeds to the Company of $17.8 million, after deduction of the 3% placement agency fee.

         Issuance of 8.5% Convertible Exchangeable Debentures
         ----------------------------------------------------

         On June 30, 2003, the Company entered into the Securities Purchase Agreement (the "Agreement") with certain investors, collectively referred to herein as "the Purchasers." In connection with the Agreement, the Company issued to the Purchasers its $10,500,000 aggregate principal amount of 8.5% Convertible Exchangeable Debentures due November 1, 2005 ("the Debentures"). Subject to the terms under the various agreements, the Debentures are convertible into shares of the Company's common stock (subject in part to shareholder approval) or exchangeable for shares of Digital Angel Corporation common stock owned by the Company, or a combination thereof, at the Purchasers' option. The Company currently owns 19.6 million shares of Digital Angel Corporation's common stock, or 72.9% of the shares outstanding of Digital Angel Corporation's common stock as of June 30, 2003. The Debentures are convertible or exchangeable at any time at the option of the Purchasers. The conversion price for the Company's common stock is $0.515 per share, also referred to as the Set Price, subject to anti-dilution provisions. The exchange price for the Digital Angel Corporation common stock owned by the Company is $2.20 per share as to the first fifty percent (50%) of the original principal amount of the Debentures and $4.25 per share as to the remaining fifty percent (50%) of the original principal amount, subject to anti-dilution provisions.

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
                                                              =============

         The beneficial conversion feature was calculated as the difference between the beneficial conversion price and the fair value of the Company's common stock, multiplied by the number of shares into which the Debentures were convertible in accordance with the Emerging Issues Task Force ("EITF")
- 00-27. The beneficial conversion feature was recorded as a reduction in the value assigned to the Debentures (original issue discount) and an increase in additional paid-in-capital. The value assigned to the Warrants was recorded as a reduction in the value assigned to the Debentures (original issue discount) and an increase in long-term liabilities. The liability for the Warrants, to the extent potentially settleable in shares of the Digital Angel Corporation common stock owned by the Company, will be revalued at each reporting period and any resulting increase will result in a charge to operations. The Company will be required to record an impairment loss if the carrying value of the Digital Angel Corporation common stock underlying the Warrants exceeds the exercise price. Should the Purchasers elect to exercise the Warrants into shares of the Digital Angel Corporation common stock, such exercise may result in the Company recording a gain on the transaction. The original issue discount of $4.5 million will be accreted over the life of the Debentures as additional interest expense.

         Among other provisions under the Agreement and the Debentures, the Company is required to pay interest at the rate of 8.5% per annum on a quarterly basis beginning September 1, 2003, and, beginning on November 1, 2003, on a monthly basis as to the principal amount required to be redeemed each month. A final interest payment is due on the maturity date, which is November 1, 2005. Interest payments may be made in either cash or in shares of the Digital Angel Corporation common stock owned by the Company, or a combination thereof at the Company's option, subject to certain restrictions. The interest conversion rate for the Digital Angel Corporation common stock is calculated based upon 90% of the average of the lowest 10 of the 20 volume-weighted average stock prices immediately prior to the applicable interest payment date, subject to a late payment adjustment. Principal redemption payments of $0.4 million are due monthly beginning November 1, 2003. The principal redemption payments may be made in cash, the Company's common stock or the Digital Angel Corporation common stock owned by the Company at the Company's option, subject to certain limitations regarding the average market value and trading volume of the Digital Angel Corporation common stock. The conversion/exchange redemption prices are based upon the lesser of ninety percent (90%) of the lowest 10 of the 20 volume-weighted average stock prices prior to the redemption date, and the Set Price/exchangeable prices, subject to anti-dilution provisions. If the Company elects to make interest and or principal redemption

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

payments in shares of the Digital Angel Corporation common stock that it owns, such payments may result in additional interest expense and/or a gain or loss on the deemed sale of the Digital Angel Corporation common shares. If the Company elects to make principal redemption payments in shares of its common stock, such payments may result in additional interest expense.

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

         In connection with the Debentures, the Company incurred a placement agency fee of $430,000 and it reimbursed one of the Purchasers $50,000 for legal, administrative, due diligence and other expenses incurred to prepare and negotiate the transaction documents. The Company realized net proceeds from the issuance of the Debentures of $10.0 million, after deduction of the placement agency fee and transaction document costs. To date, the Company has not realized any proceeds from the issuance of the Warrants, as the Warrants have not yet been exercised.

         As a result of the complete satisfaction of all of our obligations to IBM Credit, the Company entered into an Amended and Restated Trust Agreement with the Digital Angel Share Trust dated June 30, 2003. Under the terms of the revised trust agreement, the Digital Angel Share Trust has retained all of its rights, title and interest in 15.0 million shares of the Digital Angel Corporation common stock owned by the Company in consideration of the Debentures and in order to secure and facilitate the payment of the Company's obligations under the Debentures. Scott R. Silverman, the Company's Chief Executive Officer, serves as the sole advisory board member of the Digital Angel Share Trust.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


Going Concern
-------------

The repayment of all of the Company's debt obligations to IBM Credit resolved one of the major factors impacting the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is also predicated upon numerous factors including the Company's ability to:

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
                                     ==========================================

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


6. SEGMENT INFORMATION

         As a result of (a) the merger of pre-merger Digital Angel and MAS on March 27, 2002, (b) the significant restructuring of the Company's business during the past two years and (c) the Company's emergence as an advanced technology development company, it has re-evaluated and realigned its reporting segments. Since January 1, 2002, the Company operates in three business segments: Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc. (formerly the segment known as SysComm International).

         Advanced Technology

         The Advanced Technology segment represents those businesses that the Company believes will provide the necessary synergies, support and infrastructure to allow it to develop, promote and fully integrate its technology products and services. This segment specializes in voice, data and video telecommunications networks, propriety software and Internet access and website design. The majority of the revenue in this segment is from the Company's wholly-owned subsidiary, Computer Equity Corporation. In January 2003, Computer Equity Corporation's wholly-owned subsidiary, GTI, was one of seventeen companies awarded the federal government's CONNECTIONS contract, which replaced the previous Wire and Cable Service ("WACS") contract. The CONNECTIONS contract has a three-year base term and five successive one-year renewal options. The renewal options are at the discretion of the government. The CONNECTIONS contract is similar to the WACS contract in that it will allow Computer Equity Corporation to provide government agencies with equipment and services for campus and building communications networks and related infrastructure without the need to follow the full procurement process for a new contract. Expenses associated with VeriChip, Thermo Life and Personal Locating Device ("PLD") products are also included in the Advanced Technology segment. The Company's VeriChip(TM) product has multiple applications in security, personal identification, safety, healthcare (subject to FDA approval) and more. The Advanced Technology segment's customer base includes governmental agencies, commercial operations, and consumers. The principal products and services in this segment are as follows:

             o   Voice, data and video telecommunications networks;
             o   Call center and customer relationship management software;
             o   Networking products and services;
             o   Internet access;
             o   Website design;
             o   Miniaturized implantable verification chip (VeriChip(TM));
             o   Miniaturized power generator (Thermo Life(TM)); and
             o   Personal Locating Device.

         The Advanced Technology segment delivers products and services across a multitude of industries, including government, insurance, utilities, communications and high tech. As of June 30, 2003, the Company had recorded minimal revenue from its VeriChip product and it had not recorded any revenue from its Thermo Life or PDL products.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

         Digital Angel Corporation

         The Digital Angel Corporation segment consists of the business operations of Digital Angel Corporation, the Company's approximately 72.9% owned subsidiary, and is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects. Digital Angel Corporation operates in four divisions: Animal Applications, Wireless and Monitoring, GPS and Radio Communications, and Medical Systems. The principal products and services in this segment by division are as follows:

         The Company's Animal Applications division develops, manufactures, and markets a broad line of electronic and visual identification devices for the companion animal, livestock, laboratory animal, fish and wildlife markets worldwide. The tracking of cattle and hogs are crucial both for asset management and for disease control and food safety. The principal technologies employed by Animal Applications are electronic ear tags and implantable microchips that use radio frequency transmission. This segment includes our Bio-Thermo(TM) product;

         The Company's Wireless and Monitoring division develops and markets advanced technology to gather location and local sensory data and to communicate that data to an operations center. This segment is continuously developing its technology, which it refers to as its "Digital Angel(TM) technology." The Digital Angel(TM) technology is the integration and miniaturization into marketable products of three technologies: wireless communications (such as cellular), sensors (including bio-sensors) and position location technology (including global positioning systems (GPS) and other systems);

         The Company's GPS and Radio Communications division consists of the design, manufacture and support of secure GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. In addition, it designs, manufactures and distributes intrinsically safe sounders (horn alarms) for industrial use and other electronic components; and

         The Company's Medical Systems division is the MAS business that was acquired on March 27, 2002. A staff of logistics specialists and physicians provide medical assistance services and interactive medical information services to people traveling anywhere in the world. It also sells a variety of kits containing pharmaceutical and medical supplies.

         The majority of sales in this segment are from the Animal Applications division. Minimal sales of the Digital Angel product and no sales of the Bio-Thermo product have been recorded as of June 30, 2003.

         InfoTech USA, Inc. (formerly the segment known as SysComm
International)

         The InfoTech USA, Inc. segment consists of the business operations of the Company's 52.5% owned subsidiary, InfoTech USA, Inc. This segment is a full service provider of Information Technology, or IT, products and services. This segment provides IT consulting, networking, procurement, deployment, integration, migration and security services. It also provides on-going system and networking maintenance services. During 2002, this segment continued its strategy of moving away

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

from a product-driven systems integration business model to a customer-oriented IT strategy-based business model. It has further developed its deliverable IT products and services by adding new consulting and service offerings, and increasing the number of strategic alliances with outside technical services firms and manufacturers of high-end IT products. The principal products and services in this segment are computer hardware and computer services. The majority of InfoTech USA, Inc.'s revenue is derived from sales of computer hardware. InfoTech's services consist of IT consulting, installation, project management, design and deployment, computer maintenance and other professional services.

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

8. DISCONTINUED OPERATIONS

         On March 1, 2001, the Company's board of directors approved a plan to offer for sale its Intellesale business segment and all of its other "noncore businesses." Prior to approving the plan, the assets and results of operations of the noncore businesses had been segregated for external and internal financial reporting purposes from the assets and results of operations of the Company. All of these noncore businesses were part of their own reporting unit for segment reporting purposes and all of these businesses were being held for sale. These five individually managed businesses, operated in manufacturing and fabricating industries apart from our core businesses. Accordingly, the operating results of these entities have been reclassified and reported as discontinued operations for all periods presented. As of March 1, 2002, the Company had sold or closed substantially all of the businesses comprising Discontinued Operations and there were two insignificant companies remaining. One of the remaining businesses was sold effective May 2002, and the other was sold in July 2003. Proceeds from the sales of Discontinued Operations companies were primarily used to repay amounts outstanding under the IBM Credit Agreement.

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
                                                                   =============================================


         During the three-months ended June 30, 2003 and 2002, and during the six-months ended June 30, 2003, Discontinued Operations incurred a change in estimated operating loss on disposal and operating losses during the phase out period of $0.4 million, $0.5 million and $0.6 million, respectively. The primary reasons for the increases in the estimated losses during these periods were (1) an increase in estimated facility lease cancellation costs and (2) the operations of the two remaining businesses within this group. One of these businesses was sold in May 2002, and the other was sold in July 2003.

         During the six-months ended June 30, 2002, the Company recorded a reduction of its estimated operating loss on disposal and operating losses during the phase out period of $0.2 million. This reduction was comprised primarily of an increase of $0.2 million in the estimated loss on the sale of the Company's 85% ownership in its Canadian subsidiary, Ground Effects Ltd., which was sold in January 2002. Partially offsetting this increase was a decrease in carrying costs as certain of these obligations were settled during the six-months ended June 30, 2002, for amounts less than previously anticipated. Carrying costs include the cancellation of facility leases, employment contract buyouts, sales tax liabilities and litigation reserves.

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

         In total, the employment agreement obligated the Comapny to pay Richard Sullivan roughly $17.3 million under, or in connection with, the termination of his employment agreement. In view of our cash constraints and our need at the time to dedicate our cash resources to satisfying our obligations to IBM Credit, we commenced negotiations with Richard Sullivan that led to the proposed terms of his severance agreement. The severance agreement requires us to make approximately $3.9 million less in payments to Richard Sullivan than would have been owed to him under his employment agreement.

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

         As a result of the termination of Richard Sullivan's employment with the Company, a "triggering event" provision in the severance agreement the Company had entered into with Garrett Sullivan, its former Vice Chairman of the Board (who is not related to Richard Sullivan), at the time of his ceasing to serve in such capacity in December 2001, has been triggered. The Company negotiated a settlement of its obligations under Garrett Sullivan's severance agreement that requires the Company to issue to him 7.5 million shares of its common stock on or before August 31, 2003.

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

         The Company's common stock has traded on the Nasdaq SmallCap Market ("SmallCap") since November 12, 2002, under the symbol "ADSX." Prior to November 12, 2002, the Company's common stock traded on the Nasdaq National Market at all times, except for the period between July 12, 2002 and July 30, 2002, when its common stock traded on the Pink Sheets under the symbol "ADSX.PK." To maintain its SmallCap listing, the Company must continue to comply with the SmallCap's listing requirements and, prior to October 2003, regain the minimum bid requirement of at least $1.00 per share for a minimum of ten (10) consecutive trading days. The Company has included a proposal in its proxy statement for a special meeting of shareholders to be held on September 10, 2003, to solicit shareholder approval to effect a reverse stock split of all of the issued and outstanding shares of its common stock, and granting of discretionary authority to its Board of Directors for a period of twelve months after the date its shareholders approve the proposal to determine the reverse stock split ratio, not to exceed a ratio of 1-for-25, and the effective date of the reverse stock split or to determine not to proceed with the reverse stock split. The Company's Board of Directors currently believes that it should implement a reverse stock split to reduce the number of issued and outstanding shares, which are a result, in part, of the Company's past acquisitions, the payment of debt obligations to IBM Credit and preferred stock conversions. In addition, the Company's Board of Directors believes that a reverse stock split may facilitate the continued listing of the Company's common stock on the SmallCap and may enhance the desirability and marketability of its common stock to the financial community and the investing public.

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

         On August 14, 2003, the Company entered into a Stock Purchase Agreement with Digital Angel Corporation. The Stock Purchase Agreement represents a strategic investment by the Company, whereby the Company is increasing its ownership interest in Digital Angel Corporation. The Company believes that Digital Angel Corporation's common stock is currently undervalued, and the Company desires to maintain a controlling interest in Digital Angel Corporation. Therefore, the Company considers an additional investment in Digital Angel Corporation to be a strategically advantageous undertaking. The Stock Purchase Agreement provides for the Company to purchase 3.0 million shares of Digital Angel Corporation's common stock at $2.64 per share and for the Company to receive a warrant to purchase up to
1.0 million shares of Digital Angel Corporation's common stock. The aggregate purchase price for the 3.0 million shares of $7.9 million is payable in shares of the Company's common stock equal to the aggregate purchase price divided by the average of the volume weighted average price of the Company's common stock for the ten trading days immediately proceeding the closing date (the "Per Share Exchange Price"). If the Per Share Exchange Price is less than $0.40, the Company shall have the option to postpone the closing date for a period not to exceed thirty calendar days or to terminate the Stock Purchase Agreement. The warrant gives the Company the right to purchase a total of 1.0 million shares of Digital Angel Corporation's common stock for a period of five years from February 1, 2004. The exercise price of the warrant will be equal to the daily volume weighted average price of Digital Angel Corporation's common stock for the first 10 consecutive trading days of 2004 starting on January 2, 2004. As a related part of this transaction, negotiations are taking place with the Purchasers, which may result in Digital Angel Corporation's issuing a five-year warrant to the Purchasers to acquire up to 0.5 million shares of its common stock at an exercise price of $2.64 per share.

         The aggregate purchase price of $7.9 million for the 3.0 million shares of Digital Angel Corporation's common stock was based on the closing price of Digital Angel Corporation's common stock on June 30, 2003, of $2.64 per share. This price was used because the Company and Digital Angel Corporation felt that this was a fair price, and because it reflected the market price of Digital Angel Corporation's common stock before any impact of the Debentures as a result of the Purchasers potentially hedging their position in Digital Angel Corporation's common stock and thereby affecting the market price of the stock.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         Under the terms of the Stock Purchase Agreement, the Company is required to file a registration statement covering the resale of the shares of its common stock being exchanged for the 3.0 million shares of Digital Angel Corporation's common stock on or before October 13, 2003, and the Company is required to use its best efforts to cause the registration statement to be declared effective as soon as possible after the filing thereof. Per the terms of the Stock Purchase Agreement, the closing date is scheduled to occur on the business day following the effective date of the registration statement covering the shares.

14. LEGAL PROCEEDINGS

         The Company is party to various legal proceedings, and accordingly, has recorded $1.2 million in reserves in its financial statements at June 30, 2003. In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position or overall trends in results of the Company. The estimate of potential impact on the Company's financial position, overall results of operations or cash flows for the above legal proceedings could change in the future.

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

         Our company, Applied Digital Solutions, Inc., together with our subsidiaries, is an advanced technology development company. We grew significantly through acquisitions and since 1996, completed 51 acquisitions. During the last half of 2001 and during 2002, we sold or closed many of the businesses that we had acquired that we believed did not enhance our strategy of becoming a leading advanced technology development company. These companies were primarily telephone system providers, software developers, software consultants, networking integrators, computer hardware suppliers or were engaged in other businesses or had a customer basis that we believed did not promote or complement our current business strategy. As of June 30, 2003, our business operations consisted of the operations of six wholly-owned subsidiaries, which we collectively refer to as the Advanced Technology segment, and two majority-owned subsidiaries, Digital Angel Corporation (AMEX:DOC), and InfoTech USA, Inc. (OTC:IFTH) (formerly SysComm International Corporation). As of June 30, 2003, we owned approximately 72.9% of Digital Angel Corporation and 52.5% of InfoTech USA, Inc.

         Historically, we have suffered losses and have not generated positive cash flows from operations. This raises doubt about our ability to continue as a going concern. The audit reports of Eisner LLP for the year ended December 31, 2002, and of PricewaterhouseCoopers LLP, for each of the two-years ended December 31, 2001 and 2000, contain an explanatory paragraph expressing doubt about our ability to continue as a going concern, as a result of payment and covenant defaults under our credit agreement with IBM Credit LLC ("IBM Credit"), which are more fully discussed in Note 4 to our condensed consolidated financial statements, as well as our historical losses and the negative cash flows from our operations, as more fully discussed in Note 1 to our condensed consolidated financial statements. On June 30, 2003, we repaid all of our obligations to IBM Credit, which resolved one of the major factors impacting our ability to continue as a going concern. This repayment is more fully discussed in Note 4 to the condensed consolidated financial statements. Digital Angel Corporation has suffered losses and has not generated positive cash flows from operations, as more fully discussed in Note 1 to our condensed consolidated financial statements. In addition, the audit reports of Eisner LLP for the year ended December 31, 2002, and of PricewaterhouseCoopers LLP, for each of the two-years ended December 31, 2001 and 2000, contain an explanatory paragraph expressing doubt about Digital Angel Corporation's ability to continue as a going concern.

         We are unable to predict our operating profits or losses for future periods. Our profitability and liquidity depends on many factors including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies. We have established a management plan to mitigate the effect of our going concern uncertainty conditions over the next twelve months. The major components of our plan are discussed below under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources from Continuing Operations." Assuming we are successful in achieving our plan, we should have sufficient working capital to satisfy our short-terms needs over the next twelve months.

RECENT/OTHER DEVELOPMENTS

         Payment in Full of Obligations to IBM Credit LLC

         Our Third Amended and Restated Term Credit Agreement (the "IBM Credit Agreement") with IBM Credit LLC ("IBM Credit") contained covenants relating to our financial position and performance, as well as the financial position and performance of Digital Angel Corporation. At December 31, 2002, we did not maintain compliance with the revised financial performance covenant under the IBM Credit Agreement. In addition, under the terms of the IBM Credit Agreement, we were required to repay IBM Credit $29.8 million of the $77.2 million outstanding principal balance currently owed to them, plus $16.4 million of accrued interest and expenses (totaling approximately $46.2 million), on or before February 28, 2003. We did not make such payment by February 28, 2003, and on March 7, 2003, we received a notice from IBM Credit declaring the loan in default. Effective April 1, 2003, we entered into a Forbearance Agreement with IBM Credit. In turn, we agreed to dismiss with prejudice a lawsuit we filed against IBM Credit and IBM Corporation in Palm Beach County, Florida on March 6, 2003. Under the terms of the Forbearance Agreement, we had the right to purchase all of our outstanding debt obligations to IBM Credit, totaling approximately $100.4 million (including accrued interest), if we paid IBM Credit $30.0 million in cash by June 30, 2003. As of June 30, 2003, we made cash payments to IBM Credit totaling $30.0 million and, thus, we have satisfied in full our debt obligations to IBM Credit. As a result, during the quarter ended June 30, 2003, we expect to record a gain on the forgiveness of debt of approximately $70.4 million, exclusive of the bonuses discussed below.

         On June 30, 2003, our Board of Directors (through the Compensation Committee) approved the payment of approximately $4.3 million in discretionary bonus awards. The bonuses, which may be paid in cash (subject to availability) or in shares of our common stock based upon mutual agreement of the recipient and us, subject to any regulatory or necessary approvals, were awarded to directors, executive officers and other employees in recognition of their efforts in achieving the successful repayment of all obligations to IBM Credit. This repayment resulted in a gain on the forgiveness of debt of approximately $70.4 million in the three-months ended June 30, 2003. The amount and timing of the payment of these bonuses, which is at the discretion of the Board of Directors, will depend on various factors, including (among others) the rate of our business growth, our research and development efforts and pipeline, the effort and timing involved in obtaining FDA and other necessary approval for our VeriChip product's medical applications, capital equipment needs, the requirements of our customers, opportunities discovered or presented to us, and other cash requirements.

         Funding for $30.0 Million Payment to IBM Credit

         Funding for the $30 million payment to IBM Credit consisted of $17.8 million in net proceeds from the sales of an aggregate of 50.0 million shares of our common stock, $10.0 million in net proceeds from the issuance of our 8.5% Convertible Exchangeable Debentures, and $2.2 million from cash on hand.

         The 50.0 million shares of our common stock were offered on a best efforts basis through the efforts of a placement agent J.P. Carey
Securities, Inc. under the terms of a placement agency agreement. We agreed to pay J.P. Carey Securities, Inc. a 3% placement agency fee. In connection with this offering, on May 8, 2003, May 22, 2003 and June 4, 2003, we entered into Securities Purchase Agreements with Cranshire Capital, L.P. and Magellan International Ltd. The Securities Purchase Agreements provided for Cranshire Capital L.P. and Magellan International Ltd. to purchase an aggregate of
20.5 million shares and 29.5 million shares of our common stock, respectively, resulting in net proceeds to us of $17.8 million, after deduction of the 3% placement agency fee.

         Issuance of 8.5% Convertible Exchangeable Debentures

         On June 30, 2003, we entered into the Securities Purchase Agreement (the "Agreement") with certain investors, collectively referred to herein as "the Purchasers." In connection with the Agreement, we issued to the Purchasers the $10.5 million aggregate principal amount of 8.5% Convertible Exchangeable Debentures (the "Debentures"). Subject to the terms under the various agreements, the Debentures are convertible into shares of our common stock (subject in part to shareholder approval) or exchangeable for shares of the Digital Angel Corporation common stock owned by us, or a combination thereof, at the Purchasers' option. We currently own 19.6 million shares of Digital Angel Corporation's common stock, or approximately 72.9% of the shares outstanding of Digital Angel Corporation's common stock as of June
30, 2003. The Debentures are convertible or exchangeable at any time at the option of the Purchasers. The conversion price for our common stock is $0.515 per share, also referred to as the Set Price, subject to anti-dilution provisions. The exchange price for the Digital Angel Corporation common stock owned by us is $2.20 per share as to the first fifty percent (50%) of the original principal amount of the Debentures and $4.25 per share as to the remaining fifty percent (50%) of the original principal amount, subject to anti-dilution provisions.

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
                                                          =============

         The beneficial conversion feature was calculated as the difference between the beneficial conversion price and the fair value of our common stock, multiplied by the number of shares into which the Debentures were convertible in accordance with the EITF 00-27. The beneficial conversion feature was recorded as a reduction in the value assigned to the Debentures (original issue discount) and an increase in additional paid-in-capital. The value assigned to the Warrants was recorded as a reduction in the value assigned to the Debentures (original issue discount) and an increase in long-term liabilities. The liability for the Warrants, to the extent potentially settleable in shares of the Digital Angel Corporation common stock owned by us, will be revalued at each reporting period and any resulting increase will result in a charge to operations. We will be required to record an impairment loss if the carrying value of the Digital Angel Corporation common stock underlying the Warrants exceeds the exercise price. Should the Purchasers elect to exercise the Warrants into shares of the Digital Angel Corporation common stock, such exercise may result in our recording a gain on the transaction. The original issue discount of $4.5 million will be accreted over the life of the Debentures as additional interest expense.

         Among other provisions under the Agreement and the Debentures, we are required to pay interest at the rate of 8.5% per annum on a quarterly basis beginning September 1, 2003, and, beginning on November 1, 2003, on a monthly basis as to the principal amount required to be redeemed each month. A final interest payment is due on the maturity date, which is November 1, 2005. Interest payments may be made in either cash or in shares of the Digital Angel Corporation common stock owned by us, or a combination thereof at our option, subject to certain restrictions. The interest conversion rate for the Digital Angel Corporation common stock is calculated based upon 90% of the average of the lowest 10 of the 20 volume-weighted average stock prices immediately prior to the applicable interest payment date, subject to a late payment adjustment. Principal redemption payments of $0.4 million are due monthly beginning November 1, 2003. The principal redemption payments may be made in cash, our common stock or the Digital Angel Corporation common stock owned by us at our option, subject to certain limitations regarding the average market value and trading volume of the Digital Angel Corporation common stock. The conversion/exchange redemption prices are based upon the lesser of ninety percent (90%) of the lowest 10 of the 20 volume-weighted average stock prices prior to the redemption date, and the Set Price/exchangeable prices, subject to anti-dilution provisions. If we elect to make interest and/or principal redemption payments in shares of the Digital Angel Corporation common stock that we own, such payments may result in additional interest expense and or a gain or loss on the deemed sale of the Digital Angel Corporation common shares. If we elect to make principal redemption payments in shares of our common stock, such payments may result in additional interest expense.

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

         In connection with the Debentures, we incurred a placement agency fee of $430,000 and we reimbursed one of the Purchasers $50,000 for legal, administrative, due diligence and other expenses incurred to prepare and negotiate the transaction documents. The net proceeds to us from the issuance of the Debentures were $10.0 million, after deduction of the placement agency fee and transaction document costs. To date, we have not realized any proceeds from the issuance of the Warrants, as the Warrants have not yet been exercised.

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

         Severance Agreements

         On March 21, 2003, Richard J. Sullivan, our then Chairman of the Board of Directors and Chief Executive Officer, retired from such positions. Our Board of Directors negotiated a severance agreement with Richard Sullivan under which he is to receive a one-time payment of 56.0 million shares of our common stock. In addition, stock options held by him exercisable for approximately 10.9 million shares of our common stock were re-priced. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. Richard Sullivan's severance agreement provides that the payment of shares and re-pricing of options provided for under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. That agreement required us to make payments of approximately $17 million to him (or approximately $3.9 million more than is owed under the severance agreement), a portion of such payments of which could be made in either cash or stock, at our option as more fully discussed in Note 10 to our condensed consolidated financial statements.

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

         As a result of the termination of Richard Sullivan's employment with us, a "triggering event" provision in the severance agreement we had entered into with Garrett Sullivan, our former Vice Chairman of the Board (who is not related to Richard Sullivan), at the time of his ceasing to serve in such capacity in December 2001, has been triggered. We negotiated a settlement of our obligations under Garrett Sullivan's severance agreement that requires us to issue to him 7.5 million shares of our common stock on our before August 31, 2003.

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

         On August 14, 2003, we entered into a Stock Purchase Agreement with Digital Angel Corporation. The Stock Purchase Agreement represents a strategic investment by us, whereby we are increasing our ownership interest in Digital Angel Corporation. We believe that Digital Angel Corporation's common stock is currently undervalued, and we desire to maintain a controlling interest in Digital Angel Corporation. Therefore, we consider an additional investment in Digital Angel Corporation to be a strategically advantageous undertaking. The Stock Purchase Agreement provides for us to purchase 3.0 million shares of Digital Angel Corporation's common stock at $2.64 per share and for us to receive a warrant to purchase up to 1.0 million shares of Digital Angel Corporation's common stock. The aggregate purchase price for the 3.0 million shares of $7.9 million is payable in shares of our common stock equal to the aggregate purchase price divided by the average of the volume weighted average price for our common stock for the ten trading days immediately proceeding the closing date (the "Per Share Exchange Price"). If the Per Share Exchange Price is less than $0.40, we shall have the option to postpone the closing date for a period not to exceed thirty calendar days or to terminate the Stock Purchase Agreement. The warrant gives us the right to purchase a total of 1.0 million shares of Digital Angel Corporation's common stock for a period of five years from February 1, 2004. The exercise price of the warrant will be equal to the daily volume weighted average price of Digital Angel Corporation's common stock for the first 10 consecutive trading days of 2004 starting on January 2, 2004. As a related part of this transaction, negotiations are taking place with the Purchasers, which may result in Digital Angel Corporation's issuing a five-year warrant to the Purchasers to acquire up to 0.5 million shares of its common stock at an exercise price of $2.64 per share.

         The aggregate purchase price of $7.9 million for the 3.0 million shares of Digital Angel Corporation's common stock was based on the closing price of Digital Angel Corporation's common stock on June 30, 2003, of $2.64 per share. This price was used because (a) we and Digital Angel Corporation felt this was a fair price; and (b) it reflected the market price of Digital Angel Corporation's common stock before any impact of the Debentures as a result of the Purchasers potentially hedging their position in Digital Angel Corporation's common stock and thereby affecting the market price of the stock.

         Under the terms of the Stock Purchase Agreement, we are required to file a registration statement covering the resale of the shares of our common stock being exchanged for the 3.0 million shares of Digital Angel Corporation's common stock on or before October 13, 2003, and we are required to use our best efforts to cause the registration statement to be declared effective as soon as possible after the filing thereof. Per the terms of the Stock Purchase Agreement, the closing date is scheduled to occur on the business day following the effective date of the registration statement covering the shares.

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

         (Loss) income from continuing operations before taxes, minority interest, net loss on subsidiary merger transaction and equity in loss of affiliate from each of our segments during the three and six-months ended June 30, 2003 and 2002, was as follows (we evaluate performance based on stand-alone segment operating income as presented below):

                                                               THREE-MONTHS ENDED                SIX-MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                                 (In thousands)                   (In thousands)
                                                          -----------------------------     ---------------------------
                                                               2003           2002              2003          2002
                                                               ----           ----              ----          ----
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES,
MINORITY INTEREST, NET LOSS ON SUBSIDIARY MERGER
TRANSACTION AND EQUITY IN LOSS OF AFFILIATE BY SEGMENT:

     ADVANCED TECHNOLOGY                                       $  (128)     $ (1,116)          $   493      $    (25)
     DIGITAL ANGEL CORPORATION (1)                              (2,454)       (1,500)           (2,377)       (3,318)
     INFOTECH USA, INC.                                           (163)          (54)             (623)          (29)
     ALL OTHER                                                     324            10               329           144
     CORPORATE / ELIMINATIONS (1)                               60,176       (13,340)           33,196       (36,707)
                                                          -----------------------------     ---------------------------
     TOTAL                                                     $57,755      $(16,000)          $31,018      $(39,935)
                                                          =============================     ===========================


          (1) For Digital Angel Corporation, the loss for the six-months ended June 30, 2002 excludes $1.8 million of interest expense associated with our obligations to IBM Credit and $18.7 million of non-cash compensation expense associated with pre-merger Digital Angel options which were converted into options to acquire MAS stock, all of such expenses having been reflected as additional expense in the separate financial statement of Digital Angel Corporation included in its Form 10-Q dated June 30, 2002. The $1.8 million of interest expense and the $18.7 million of non-cash compensation expense are reflected in "Corporate/Eliminations" for the six-months ended June 30, 2002.

         Our sources of revenue and gross profit consist of sales of products and services from our three operating segments. Our significant sources of revenue for the six-months ended June 30, 2003, were as follows:

                                                                                            PERCENTAGE OF
Sources of Revenue:                                                                         TOTAL REVENUE
-------------------                                                                         -------------

Sales of voice, data and video telecommunications networks to government agencies                   34.6%

Electronic visual identification tags and implantable microchips for the companion
  animal, livestock, laboratory animal, fish and wildlife markets                                   28.2%

Sales of IT hardware and services from our InfoTech USA, Inc. segment                               14.1%

GPS enabled search and rescue equipment, intelligent communications products and
  services for telemetry, mobile data and radio communications                                      11.8%

Other products and services (individually, none of these products and services
  exceeded 10% of our total revenues for the six-months ended June 30, 2003)                        11.3%
                                                                                              ------------
Total                                                                                              100.0%
                                                                                              ============

         Our significant sources of gross profit and margin by product type for the six-months ended June 30, 2003, were as follows:

                                                                                GROSS PROFIT      GROSS MARGIN
Gross Profit and Margin by Product Type:                                       (IN THOUSANDS)      PERCENTAGE
----------------------------------------                                       --------------     ------------

Sales of voice, data and video telecommunications networks to government
  agencies                                                                            $3,465             21.8%

Visual identification tags and implantable microchips for the companion
  animal, livestock, laboratory animal, fish and wildlife markets                      5,677             43.7%

Sales of IT hardware and services from our InfoTech USA, Inc. segment                  1,044             16.1%

GPS enabled search and rescue equipment, intelligent communications
  products and services for telemetry, mobile data and radio communications            2,586             47.8%

Other products and services                                                            2,409             46.4%
                                                                             ----------------------------------
Total                                                                                $15,181             33.0%
                                                                             ==================================

         A breakdown of our revenues and gross profit and margins from continuing operations by segment for the three and six-months ended June 30, 2003 and 2002, is presented under the heading "Results of Continuing Operations", beginning on page 45.

         We hope to continue to grow our revenues and gross profits. We see a possible increase in sales of voice, data and video telecommunications networks to government agencies due to being awarded additional government contracts, such as the CONNECTIONS contract that we were awarded in January 2003. We anticipate an increase in sales of visual identification tags and implantable microchips to the companion animal, livestock, laboratory animal, fish and wildlife markets, and the expansion of our visual identification tags and implantable microchip product lines into new products such as our Bio-Thermo product. Also, we believe that concerns over the safety and source of animal and other food sources will increase the markets for Digital Angel Corporation's products. We expect revenue from our InfoTech USA, Inc. segment to decrease as we shift our focus from sales of lower-margin computer hardware products to sales of higher-margin products and technology services. Overall, in the short-term our gross profit margins will most likely decrease as a result of competitive pressures. However, we are hoping that our gross profit margins will improve once we begin selling significant quantities of our advanced technology products. To date, we have not recorded any significant revenues from our advanced technology products.

         Advanced Technology

         Our Advanced Technology segment represents those businesses that we believe will provide the necessary synergies, support and infrastructure to allow us to develop, promote and fully-integrate our life-enhancing technology products and services. This segment specializes in voice, data and video telecommunications networks, propriety software and Internet access and website design. The majority of the revenue in this segment is generated from the Company's wholly-owned subsidiary, Computer Equity Corporation. In January 2003, Computer Equity Corporation's wholly-owned subsidiary, GTI, was one of seventeen companies awarded the federal government's CONNECTIONS contract, which replaced the previous Wire and Cable Service ("WACS") contract. The CONNECTIONS contract has a three-year base term and five successive one-year renewal options. The option renewals are at the discretion of the government. The CONNECTIONS contract is similar to the WACS contract in that it will allow Computer Equity Corporation to provide government agencies with equipment and services for campus and building communications networks and related infrastructure without the need to follow the full procurement process for a new contract.

         Expenses associated with our VeriChip, Thermo Life and PLD products are included in the Advanced Technology segment. Our VeriChip product has multiple applications in security, personal identification, safety, healthcare (subject to FDA approval) and more. As of June 30, 2003, we have recorded minimal sales of our VeriChip product, and we have not recorded any revenue from our Thermo Life or PLD products.

         The Advanced Technology segment's customer base includes governmental agencies, commercial operations, and consumers. The principal products and services in this segment are as follows:

             o   Voice, data and video telecommunications networks;
             o   Call center and customer relationship management software;
             o   Networking products and services;
             o   Internet access;
             o   Website design;
             o   Miniaturized implantable verification chip (VeriChip(TM));
             o   Miniaturized power generator (Thermo Life(TM)); and
             o   PLD.

         The Advanced Technology segment delivers products and services across a multitude of industries, including government, insurance, utilities, communications and high tech.

         Digital Angel Corporation

         Our Digital Angel Corporation segment consists of the business operations of Digital Angel Corporation, our approximately 72.9% owned subsidiary, and is engaged in the business of developing and bringing to market proprietary technologies used to identify, locate and monitor people, animals and objects. Digital Angel Corporation operates in four divisions: Animal Applications, Wireless and Monitoring, GPS and Radio Communications, and Medical Systems. Our Digital Angel and Bio-Thermo products are included in the Digital Angel Corporation segment. The principal products and services in this segment by division are as follows:

         Our Animal Applications division develops, manufactures, and markets a broad line of electronic and visual identification devices for the companion animal, livestock, laboratory animal, fish and wildlife markets worldwide. The tracking of cattle and hogs are crucial both for asset management and for disease control and food safety. The principal technologies employed by Animal Applications are electronic ear tags and implantable microchips that use radio frequency transmission. This segment includes our Bio-Thermo(TM) product;

         Our Wireless and Monitoring division develops and markets advanced technology to gather location and local sensory data and to communicate that data to an operations center. This segment is continuously developing its technology, which it refers to as its "Digital Angel(TM) technology." The Digital Angel(TM) technology is the integration and miniaturization into marketable products of three technologies: wireless communications (such as cellular), sensors (including bio-sensors) and position location technology (including global positioning systems (GPS) and other systems);

         Our GPS and Radio Communications division consists of the design, manufacture and support of secure GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. In addition, it designs, manufactures and distributes intrinsically safe sounders (horn alarms) for industrial use and other electronic components; and

         Our Medical Systems division is the MAS business that was acquired on March 27, 2002. A staff of logistics specialists and physicians provide medical assistance services and interactive medical information services to people traveling anywhere in the world. It also sells a variety of kits containing pharmaceutical and medical supplies.

         The majority of sales in this segment are from the Animal Applications division. Minimal sales of the Digital Angel product and no sales of the Bio-Thermo product have been recorded as of June 30, 2003.

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

         Growth Strategy

         We are an advanced technology company that focuses on a range of life enhancing personal safeguard technologies, early warning systems, miniaturized power sources and security monitoring systems combined with comprehensive data management services to support them. Our business strategy is to position ourselves as a leading advanced technology development company through the development and commercialization of proprietary technology such as our Digital Angel(TM), Thermo Life(TM), VeriChip(TM), Bio-Thermo(TM) and PLD products which are examples of what we refer to as our life enhancing technologies, as more fully discussed below.

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

         The first of these technologies was Digital Angel, the first combination of GPS and "how you are" (sensor) information sent live over a wireless network to a 24/7 call center where information is monitored and, if necessary, acted upon. Digital Angel was paired with Destron Fearing Corporation, a leading animal tracking and applications company that complemented Digital Angel and brought revenue and management from its animal tracking business. Effective March 27, 2002, pre-merger Digital Angel became its own public company through its merger into Medical Advisory Systems, Inc. (MAS). The result - Digital Angel Corporation - now trades on the American Stock Exchange under the Symbol "DOC." Digital Angel Corporation symbolizes our business model and is its first proof statement. Digital Angel Corporation also plans to develop new advanced technologies and to date has developed Bio-Thermo.

         VeriChip, which we believe to be the world's first implantable microchip for humans, was the next technology developed by our Research Group. Its distribution rights are licensed from Digital Angel Corporation to VeriChip Corporation, our wholly-owned subsidiary. VeriChip has multiple applications in security, personal identification, safety, healthcare (subject to FDA approval) and more. Our strategy is for VeriChip Corporation to follow a comparable business model to Digital Angel Corporation. VeriChip Corporation is planned as our next "spawned" technology company.

         With Thermo Life, Bio-Thermo and PLD hoping to be launched in the not to distant future as the third, fourth and fifth products developed by our Research Group (Digital Angel and VeriChip being the first and second products), our business strategy will evolve over time and we hope to become a group of technology companies underpinned by advanced proprietary personal safeguard technologies, each complemented by an operating company that brings revenue and management. By maintaining a majority ownership position in each company, we will consolidate operating results and maximize our investment.

         Advanced Technology Products

         To date, our five advanced technology products, which are in various states of development are as follows:

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

         DIGITAL ANGEL(TM) - The first product to come out of our research is Digital Angel, a proprietary location and monitoring system that combines advanced biosensor technology and location technology (such as a global positioning satellite (GPS)) in a watch/pager device that communicates through proprietary software to a secure 24/7 operations center in California. This technology provides "where-you-are" and "how-you-are" information about loved ones (particularly elderly relatives and children), their location and their vital signs via the subscriber's computer, personal digital assistant (PDA) or wireless telephone. We launched the first generation Digital Angel product on November 26, 2001. The first generation cellular digital package data ("CDPD") wireless protocol Digital Angel was marketed from the end of 2001 to fourth quarter of 2002. Since then, a second-generation global system for mobile ("GSM") wireless protocol of Digital Angel has been under development to include assisted GPS capabilities to enhance "line of sight" issues. We expect that the second generation product will be in the beta testing stage during the first quarter of 2004.

         THERMO-LIFE(TM) - Our wholly-owned subsidiary, Thermo Life Energy Corp, formerly Advanced Power Solutions, Inc., will develop, market and license our new product, Thermo Life, a small thermoelectric generator powered by body heat. Thermo Life is intended to provide a miniaturized power source for a wide range of consumer electronic devices including attachable or implantable medical device, smoke detectors and other heat-related sensors and wristwatches. On July 9, 2002, we announced that we had been able to increase the voltage of electrical power generated by Thermo Life in laboratory tests from 1.5 volts to 3.0 volts, thus doubling the capacity of the product.

         We hope to begin marketing Thermo Life in the fourth quarter of 2003. If and when an order is received, the manufacturing of Thermo Life will be "original equipment manufacturing".

         VERICHIP(TM) - We have developed a miniaturized, implantable verification chip, called VeriChip that can be used in a variety of security, financial, personal identification/safety and other applications. On February 7, 2002, we announced that we had created a new wholly-owned subsidiary, VeriChip Corporation, that will develop, market and license VeriChip. About the size a grain of rice, each VeriChip product contains a unique verification number. Utilizing an external scanner, radio frequency energy passes through the skin energizing the dormant VeriChip, which then emits a radio frequency signal transmitting the verification number contained in the VeriChip.

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

         We began marketing VeriChip for security, financial and personal identification/safety applications within the United States on October 24, 2002. We recorded our first sales of our VeriChip product during the three-months ended June 30, 2003.

         Examples of security, financial and personal identification/safety applications of VeriChip include control of authorized access to government installations and private-sector buildings, nuclear power plants, national research laboratories, correctional facilities and sensitive transportation resources. VeriChip is able to function as a stand-alone, tamper-proof personal verification technology or it can operate in conjunction with other security technologies such as standard identification badges and advanced biometric devices (for example, retina scanners, thumbprint readers or face recognition devices). The use of VeriChip as a means for secure access can also be extended to include a range of consumer products such as personal computers, laptop computers, cars, cell phones and even access into homes and apartments.

         Financial applications of VeriChip include being used as a personal verification technology that could help prevent fraudulent access to banking, especially via automated teller machines, and credit card accounts. VeriChip's tamper-proof, personal verification technology can provide banking and credit card customers with the added protection of knowing their account could not be accessed unless they themselves initiated and were physically present during the transaction. VeriChip can also be used in identity theft protection.

         One of our major strategic initiatives is to obtain FDA approval to market our VeriChip product for healthcare information applications in the United States. If we are successful in obtaining FDA permission, we believe that the healthcare related applications would expand the market for VeriChip. Examples of the healthcare information applications of VeriChip (which are subject to FDA approval) include, among others:

             o   implanted medical device identification;
             o   emergency access to patient-supplied health information;
             o   portable medical records access;
             o   in-hospital patient identification;
             o   medical facility connectivity via patient; and
             o disease/treatment management of at-risk populations (such as vaccination history).

     BIO-THERMO(TM) - On February 1l, 2003, we announced that we received written clearances from the FDA and the United States Department of Agriculture to market our new product, Bio-Thermo, for use in pets, livestock and other animals. Bio-Thermo is our first fully integrated implantable bio-sensing microchip that can transmit a signal containing accurate temperature readings to our proprietary radio frequency identification device (RFID) scanners. With this new technology, accurate temperature readings can be obtained by simply passing the RFID handheld scanner over the animal or by having the animal walk through a portal scanner. We believe that Bio-Thermo and other biosensors developed in the future will provide vital internal diagnostics about the health of animals more efficiently and accurately than the invasive techniques used in the industry today. Digital Angel Corporation developed Bio-Thermo. Sales of Bio-Thermo are expected to begin in the third quarter of 2003. As of June 30, 2003, we have not realized any revenue from the sale of Bio-Thermo.

     PLD - On May 13, 2003, we announced that we have developed and successfully field-tested a working prototype of, what is to our knowledge, the first-ever sub-dermal personal location device called PLD. The dimensions of this initial PLD prototype are 2.5 inches in diameter by 0.5 inches in depth, roughly the size of a pacemaker. It is proposed that PLD be surgically implanted in the clavicle area of a human. Our original PLD prototype is based on a combination of GPS and cell wireless technologies. We believe that by removing the GPS and using an alternative location technology such as wireless triangulation, we will be able to shrink the size of the PLD. As the process of miniaturization proceeds in the coming months, we hope to be able to shrink the size of the device to at least one-half and perhaps to as little as one-tenth of the current size. The PLD is charged by an induction-based power-recharging method which is similar to that used to recharge implantable pacemakers. This recharging technique functions without requiring any physical connection between the power source and the implant. The exact timing of the commercial availability of PLD is unclear pending further technological refinements and the procurement of any and all required regulatory clearances.

         We believe that we have excellent relationships with our existing customers and we are continually striving to improve our products and services in order to maintain and grow our revenues from our existing customer base. In addition, we intend to use our relationships with our existing customers to aid in the generation of sales of our advanced technology products. For example, the companion animal, livestock, laboratory animal, and wildlife customers for Digital Angel Corporation's visual identification tags and implantable microchip products provide a ready-made market for its Bio-Thermo product. We intend to market VeriChip's security and identification applications to governmental agencies including the agencies that are part of Computer Equity Corporation's customer base; Computer Equity Corporation's key customers include the Departments of Defense, Justice and Agriculture, the United States Postal Service and the Social Security Administration. One of our major strategic initiatives is to obtain FDA permission to market our VeriChip product for healthcare information applications in the United States. If we are successful in obtaining FDA permission, we believe that the healthcare related applications would expand the market for VeriChip.

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
                                 =========================================== ========================================

         Advanced Technology's revenue decreased $3.4 million and $0.6 million in the three and six-month periods ended June 30, 2003, respectively, when compared to the three and six-month period ended June 30, 2002. When comparing the three-months ended June 30, 2003, to the three-months ended June 30, 2002, product revenue decreased by $2.6 million, or 30.5%, and service revenue decreased by $0.8 million, or 22.4%. When comparing the six-months ended June 30, 2003, to the six-months ended
June 30, 2002, product revenue increased by $0.8 million, or 6.1%, and service revenue decreased by $1.4 million, or 20.3%. We attribute the decrease in product revenue during the three-months ended June 30, 2003, primarily to a delay in government contract projects as Computer Equity Corporation's product sales were approximately $5.4 million in the three-months ended June 30, 2003, as compared to approximately $7.9 million in the three-months ended June 30, 2002. These projects were part of our WACS contract and were delayed due to delays in project completion dates. We attribute the increase in product revenue during the six-months ended June 30, 2003 to an increase in government contract sales of approximately $3.9 million during the first three-months of 2003. We attribute the decreases in service revenues to reduced sales of software and other technology services and to the sale of one of the businesses in this group during the fourth quarter of 2002.

         Digital Angel Corporation's revenue decreased $0.8 million and increased $2.8 million in the three and six-month periods ended June 30, 2003, respectively, when compared to the three and six-month periods ended June 30, 2002. Product revenue decreased by $0.4 million, or 5.2%, and service revenue decreased by $0.3 million, or 58.1%, in the three-months ended June 30, 2003, as compared to the three-months ended June 30, 2002. Product revenue increased by $2.9 million, or 17.8%, and service revenue decreased by $0.1 million, or 11.9%, in the six-months ended June 30, 2003, as compared to the six-months ended June 30, 2002. We attribute the decrease in product revenue for the three months ended June 30, 2003, primarily to a decrease of approximately $0.2 million in our Medical Systems division and a decrease of approximately $0.4 million in our Animal Applications division partially offset by an increase of approximately $0.2 million in our GPS and Radio Communications division. We attribute the increase in product sales for the six-months ended June 30, 2003, primarily to an increase in sales to fish and wildlife industry customers of approximately $1.3 million and an increase in companion animal microchip sales of approximately $1.3 million. Digital Angel Corporation's primary fish and wildlife industry customers consist of the Army Corp of Engineers, Biomark, Inc., the Department of Energy and Pacific States Marine Fisheries. We attribute the decreases in service revenue to the cancellation of a significant software contract in February 2003.

         InfoTech USA, Inc.'s revenue decreased $0.8 million and $8.8 million in the three and six-months ended June 30, 2003, respectively, when compared the three and six-month periods ended June 30, 2002. Product revenue decreased by $0.8 million, or 19.2%, and service revenue decreased by $0.0 million, or 4.6%, in the three-months ended June 30, 2003, as compared to the three-months ended June 30, 2002. Product revenue decreased by approximately $8.6 million, or 61.9%, and service revenue decreased by $0.2 million, or 16.4%, in the six-months ended June 30, 2003, as compared to the six-months ended June 30, 2002. The decreases in both periods were due to a continued soft market in both product sales and service sales combined with our decision in April 2002 to cease selling some of our lower margin computer hardware and focus on the higher margin products and related technical services. The lower-margin computer hardware products were mid-range Unix based computers, which offered little opportunity for adjunct sales of related higher-margined technical services, such as consulting and design. InfoTech USA, Inc.'s current offering of higher-margin products and related technical services include Intel based computers and servers, which provide InfoTech USA, Inc. with an opportunity to provide add-on higher-margined technical services.

         All Other had no revenue for the three-months ended June 30, 2003 and 2002, and the six-months ended June 30, 2003, compared to revenue of $1.4 million during the six- months ended June 30, 2002, due to the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

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
                                  ========================================= =========================================

         Advanced Technology's gross profit decreased $1.2 million in the three-months ended June 30, 2003, and margin increased to 28.1% from 30.4% when compared to the three-months ended June 30, 2002. Gross profit decreased $1.7 million in the six-months ended June 30, 2003, and margin decreased to 27.6% from 35.3% when compared to the six-months ended June
30, 2002. We attribute the overall decrease in gross profit primarily to the reduction in sales during the first three and six-months of 2003, and the decrease in margin primarily to the reduction in sales of software and other higher-margin products.

         Digital Angel Corporation's gross profit decreased $0.9 million in the three-months ended June 30, 2003, and margins decreased to 38.9% in the three-months ended June 30, 2003 from 45.4% in the three-months ended June 30, 2002. Gross profit increased $1.3 million in the six-months ended June 30, 2003, while margins decreased to 44.1% in the six-months ended June 30, 2003 from 43.5% in the six-months ended June 30, 2002. We attribute the decrease in gross profit for the three-months ended June 30, 2003, primarily to the reduced sales during the three-months ended June 30, 2003. We attribute the increase in gross profit for the six-months ended June 30, 2002, primarily to the previously mentioned sales increase. We attribute the decreases in gross profit margins primarily to increases in freight expense in our Animal Applications division.

         InfoTech USA, Inc.'s gross profit decreased $0.4 million in the three-months ended June 30, 2003, and margin decreased to 14.0% in the three-months ended June 30, 2003, from 20.1% in the three-months ended June 30, 2002. Gross profit decreased $1.3 million in the six-months ended June 30, 2003, and margin increased to 16.1% in the six-months ended June 30, 2003, from 15.2% in the six-months ended June 30, 2002. The decrease in gross profit was primarily due to the overall decrease in revenue. The decrease in gross margin to 14.0% in the three-months ended June 30, 2003, from 20.1% in the three-months ended June 30, 2002, was primarily a result of a large volume low margin sale during the current quarter. The large volume low margin sale was a $1.2 million sale of IBM laptop computers. The services related to the sale were performed in the third quarter of 2003. Going forward, InfoTech
USA, Inc.'s strategy is to increase its margins as it continues to focus on sales of higher-margined products and services.

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

                                                THREE-MONTHS ENDED               SIX-MONTHS ENDED
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

                                                THREE-MONTHS ENDED               SIX-MONTHS ENDED
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

         Advanced Technology's selling, general and administrative expense decreased $2.0 million, or 44.9%, to $2.4 million in the three-months ended June 30, 2003 from $4.4 million in the three-months ended June 30, 2002. Selling, general and administrative expense decreased $2.0 million, or 30.3%, to $4.7 million in the six-months ended June 30, 2003 from $6.7 million in the six-months ended June 30, 2002. As a percentage of revenue, selling, general and administrative expense decreased in the three and six-month periods ended June 30, 2003. We attribute the decreases primarily to (a) decreased legal and other costs of approximately $1.3 million that were paid in the six-months ended June 30, 2002, and were associated with a lawsuit that was settled on July 15, 2002, and (b) to the sale of one of the businesses in this group during the fourth quarter of 2002. The business that was sold incurred selling, general and administrative expenses of approximately $0.5 million during the six-months ended June 30, 2002.

         Digital Angel Corporation's selling, general and administrative expense increased $0.2 million, or 5.0%, to $3.9 million in the three-months ended June 30, 2003, from $3.7 million in the three-months ended June 30, 2002. Selling, general and administrative expense increased $1.1 million, or 15.5%, to $7.9 million in the six-months ended June 30, 2003, from $6.8 million in the six-months ended June 30, 2002. We attribute the increases primarily to approximately $0.4 million of additional marketing and promotion expenses in our GPS and Radio Communications division, additional consulting expenses associated with obtaining FDA approval for our VeriChip product of approximately $0.3 million and additional board of director related expenses of approximately $0.2 million. As a percentage of revenue, selling, general and administrative expense increased during the three-month period ended June 30, 2003, due primarily to the reduction in sales during the period. As a percentage of revenue, selling, general and administrative expense remained relatively constant during the six-months ended June 30, 2003, as compared to the six-months ended June 30, 2002.

         InfoTech USA, Inc.'s selling, general and administrative expense decreased $0.3 million, or 27.3%, to $0.7 million in the three-months ended June 30, 2003, from $0.9 million in the three-months ended June 30, 2002. Selling, general and administrative expense decreased $0.5 million, or 25.6%, to $1.6 million in the six-months ended June 30, 2003, from $2.1 million in the six-months ended June 30, 2002. We attribute the decreases primarily to layoffs, which contributed the majority of the decrease. Also, contributing to the decrease were the elimination of expenses related to the Shirley, New York facility, which was sold in January 2002, and to other cost control programs. As a percentage of revenue, selling, general and administrative expense decreased in the three-months period ended June 30, 2003, and increased in the six-months ended June 30, 2003.

         All Other's selling, general and administrative expenses decreased $0.3 million, or 884.8%, in the three-months ended June 30, 2003, from $0.0 million in the three-months ended June 30, 2002. Selling, general and administrative expense decreased $1.2 million, or 137.3%, to ($0.3) million in the six-months ended June 30, 2003, from $0.9 million in the six-months ended June 30, 2002. The decreases resulted primarily from the settlement of certain litigation for less than anticipated during the three-months ended June 30, 2003, and the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

         "Corporate / Eliminations" selling, general and administrative expenses decreased $3.6 million, or 38.1%, to $5.8 million in the three-months ended June 30, 2003, from $9.4 million in the three-months ended June 30, 2002. We attribute the decrease primarily to the following factors: a) We incurred a charge of approximately $3.4 million during the three-months ended June 30, 2002, for valuation reserves associated with notes receivable for stock issuances; b) We reduced approximately $0.1 million and incurred approximately $3.1 million in non-cash compensation expense during the three-months ended June 30, 2003 and 2002, respectively, due primarily to re-pricing 19.3 million stock options during 2001. The options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and fluctuations in our common stock price will result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expired; and c) We eliminated approximately $1.0 million in expenses primarily from the cost reduction programs initiated during 2002. Partially offsetting the decrease was bonus expense of approximately $4.3 million during the three-months ended June 30, 2003. The bonuses, which may be paid in cash (subject to availability) or in shares of our common stock based upon mutual agreement of the recipient and us, subject to any regulatory or necessary approvals, were awarded to directors, executive officers and other employees in recognition of their efforts in achieving the successful repayment of all obligations to IBM Credit. The amount and timing of the payment of these bonuses will depend on various factors, including (among others) the rate of our business growth, our research and development efforts and pipeline, the effort and timing involved in obtaining FDA and other necessary approval for our VeriChip product's medical applications, capital equipment needs, the requirements of our customers, and opportunities discovered or presented to us.

         Selling, general and administrative expenses decreased $3.1 million, or 9.9%, to $28.1 million in the six-months ended June 30, 2003, from $31.2 million in the six-months ended June 30, 2002. We attribute the decrease to the following factors: a) We incurred a charge of approximately $4.3 million during the six-months ended June 30, 2002, for valuation reserves associated with notes receivable for stock issuances and other bad debts; b) We reduced approximately $1.0 million and incurred approximately $3.3 million in non-cash compensation expense during the six-months ended June 30, 2003 and 2002, respectively, due primarily to re-pricing 19.3 million stock options during 2001; c) We recorded non-cash compensation expense associated with pre-merger Digital Angel options of approximately $18.7 million during the six-months ended June 30, 2002. Under the terms of the merger, options to acquire shares of pre-merger Digital Angel common stock were converted into options to acquire shares of MAS common stock. The transaction resulted in a new measurement date for the options. As all of the option holders were our employees or directors, these options were considered fixed awards under APB Opinion No. 25 and expense was recorded for the intrinsic value of the options converted; and d) We eliminated approximately $1.7 million in expenses primarily from the cost reduction programs initiated during 2002. Partially offsetting these decreases were the following: a) We incurred $4.3 million in bonus expense during the six-months ended June 30, 2003, as discussed above; and b) We incurred approximately $21.8 million in severance expenses during the six-months ended June 30, 2003, which resulted from the termination of executive officers and director during the six-months ended June 30, 2003, including $2.5 million resulting from re-pricing stock options. (An additional $0.2 million of severance expense associated with these terminations is included in the Advance Technology segment's selling, general and administrative expense for the six-months ended June 30, 2003).

         RESEARCH AND DEVELOPMENT

         Research and development expense from continuing operations was $1.4 million and $0.8 million for the three-months ended June 30, 2003, and 2002, respectively. Research and development expense from continuing operations was $2.6 million and $1.8 million for the six-months ended June 30, 2003 and 2002, respectively. Research and development expense increased to 6.8% of revenue in the three-months ended June 30, 2003, from 3.0% of revenue in the three-months ended June 30, 2002 and increased to 5.7% of revenue in the six-months ended June 30, 2003, from 3.3% of revenue in the six-months ended June 30, 2002. Research and development expense relates primarily to the development of our products, Digital Angel and VeriChip, Thermo Life and PLD.

         Research and development expense from continuing operations during the three and six-months ended June 30, 2003 and 2002, by segments was as follows:

                                            THREE-MONTHS ENDED               SIX-MONTHS ENDED
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
                                       ===========================      ==========================

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense from continuing operations was $0.6 million and $1.4 million for the three-months ended June 30, 2003, and 2002, respectively. Depreciation and amortization expense from continuing operations was $1.2 million and $2.4 million for the six-months ended June 30, 2003, and 2002, respectively. Depreciation and amortization expense decreased to 2.9% of revenue in the three-months ended June 30, 2003, from 5.4% of revenue in the three-months ended June 30, 2002, and decreased to 2.7% of revenue in the six-months ended June 30, 2003, from 4.4% of revenue in the six-months ended June 30, 2002.

         Depreciation and amortization expense from continuing operations during the three and six-months ended June 30, 2003, and 2002 by segments was as follows:

                                              THREE-MONTHS ENDED               SIX-MONTHS ENDED
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

         Digital Angel Corporation's depreciation and amortization expense depreciation and amortization expense decreased by $0.7 million, or 60.3%, to $0.4 million in the three- months ended June 30, 2003 from $1.1 million in the three-months ended June 30, 2002. Depreciation and amortization expense decreased by $1.0 million, or 52.5%, to $0.9 million in the six-months ended June 30, 2003 from $1.8 million in the six-months ended June 30, 2002. We attribute the decrease primarily to the exclusion of depreciation expense for a license to a digital encryption and distribution software system that Digital Angel Corporation impaired during the fourth quarter of 2002. In connection with this system, Digital Angel Corporation incurred $0.5 million and $1.0 million of depreciation expense in the three and six-months ended June 30, 2002, respectively.

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

RESULTS OF DISCONTINUED OPERATIONS

         On March 1, 2001, our Board of Directors approved a plan to offer for sale its Intellesale business segment and all of its other "noncore businesses." Prior to approving the plan, the assets and results of operations of the noncore businesses had been segregated for external and internal financial reporting purposes from the assets and results of operations of the Company. All of these noncore businesses were part of their own reporting unit for segment reporting purposes and all of these businesses were being held for sale.
These five individually managed businesses operated in manufacturing and fabricating industries apart from our core businesses. Accordingly, the operating results of these entities have been reclassified and reported as discontinued operations for all periods presented. As of March 1, 2002, we had sold or closed substantially all of the businesses comprising
Discontinued Operations and there were two insignificant companies remaining. One of the remaining businesses was sold effective May 2002, and the other was sold in July 2003. Proceeds from the sales of Discontinued Operations companies were primarily used to repay amounts outstanding under the IBM Credit Agreement.

         During the three-months ended June 30, 2003 and 2002 and during the six-months ended June 30, 2003, Discontinued Operations incurred a change in estimated operating loss on disposal and operating losses during the phase out period of $0.4 million, $0.5 million and $0.6 million, respectively. The primary reasons for the increases in the estimated losses during these periods were (a) an increase in estimated facility lease cancellation costs and (b) the operations of the two remaining businesses within this group. One of these businesses was sold in May 2002, and the other was sold in July 2003.

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

         Cash of $0.7 million was used by operations and cash of $1.7 million was provided by operations during the first six-months of 2003, and 2002, respectively. In the six-months ended June 30, 2003, cash was used to purchase inventory. In the six-months ended June 30, 2002, cash was provided primarily by collections on accounts receivable and a decrease in current and other assets, and cash was used primarily to purchase inventory.

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

         Investing activities provided cash of $0.4 million and $4.4 million in the first six-months of 2003 and 2002, respectively. In the first six-months of 2003, cash was provided primarily by collections on notes receivable of $1.0 million and used primarily to purchase property and equipment of $0.6 million. In the first six-months of 2002, cash was provided primarily by collections of amounts due from buyers of divested subsidiaries of $2.6 million, proceeds from the sale of property and equipment of $2.5 million and proceeds from the sale of subsidiaries and business assets of $1.1 million. Partially offsetting the amounts provided were cash used by discontinued operations of $0.5 million and cash used to purchase property and equipment of $1.0 million.

         Financing activities provided cash of $1.0 million in the first six-months of 2003, and used cash of $1.8 million in the first six-months of 2002. In the first six-months of 2003, cash of $18.9 million was provided primarily from the issuances of our and Digital Angel Corporation's common stock, $10.0 million was provided from the issuance of the Debentures and cash of $27.4 million was used primarily to repay notes payable. In the first six-months of 2002, cash was used primarily to repay $4.8 million against long-term debt and notes payable. Partially offsetting the use of cash during the first six-months of 2002 was cash of $1.6 million provided from the issuance of common shares and $1.2 million from collection of notes receivable for stock issued.

         Debt Covenant Compliance and Liquidity

         On March 1, 2002, we and the Digital Angel Share Trust entered into the IBM Credit Agreement with IBM Credit, which became effective on March 27, 2002, the effective date of the merger between pre-merger Digital Angel and MAS. At December 31, 2002, we failed to maintain compliance with the financial performance covenant under the IBM Credit Agreement. In addition, as of June 30, 2003, March 31, 2003 and December 31, 2002, Digital Angel Corporation did not maintain compliance with certain financial covenants under its credit agreement with its lender, Wells Fargo. Well Fargo provided

Digital Angel Corporation with waivers of such non-compliance. IBM did not provide a waiver.

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

         The 50.0 million shares of our common stock were purchased under the Securities Purchase Agreements. The purchases resulted in net proceeds to us of $17.8 million, after deduction of the 3% fee to our placement agent, J.P. Carey Securities, Inc. The details of the Securities Purchase Agreements are more fully described in Note 4 to our condensed consolidated financial statements.

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

         Among other provisions under the Agreement and the Debenture, we are required to pay interest at the rate of 8.5% per annum on a quarterly basis beginning September 1, 2003, and, beginning on November 1, 2003, on a monthly basis as to the principal amount required to be redeemed each month. A final interest payment is due on the maturity date. Interest payments may be made in either cash or in shares of the Digital Angel Corporation common stock owned by us, or a combination thereof at our option, subject to certain restrictions. The interest conversion rate for the Digital Angel Corporation common stock is calculated based upon 90% of the average of the lowest 10 of the 20 volume-weighted average stock prices immediately prior to the applicable interest payment date, subject to a late payment adjustment. Principal redemption payments of $0.4 million are due monthly beginning November 1,

2003. The principal redemption payments may be made in cash, our common stock or the Digital Angel Corporation common stock owned by us at our option, subject to certain limitations regarding the average market value and trading volume of the Digital Angel Corporation common stock. The conversion prices are based upon the lesser of ninety percent (90%) of the lowest 10 of the 20 volume-weighted average stock prices prior to the redemption date, and the set prices as defined in the Agreement. If we elect to make interest and/or principal redemption payments in shares of the Digital Angel Corporation common stock that we own, such payments may result in additional interest expense and/or a gain or loss on the deemed sale of the Digital Angel Corporation common shares. If we elect to make principal redemption payments in shares of our common stock, such payments may result in additional interest expense.

         As a result of the complete satisfaction of all of our obligations to IBM Credit, we and the Digital Angel Share Trust entered into an Amended and Restated Trust Agreement dated June 30, 2003. Under the terms of the revised trust agreement, the Digital Angel Share Trust has retained all of its rights, title and interest in 15.0 million shares of the Digital Angel Corporation common stock owned by us in consideration of the Debentures and in order to secure and facilitate the payment of our obligations under the Debentures. Scott R. Silverman, our Chief Executive Officer, serves as the sole advisory board member of the Digital Angel Share Trust.

         The repayment of all of our debt obligations to IBM Credit resolved one of the major factors impacting our ability to continue as a going concern. Our ability to continue as a going concern is also predicated upon numerous factors with varying levels of importance as follows:

             o First, we must successfully implement our business plans, manage expenditures according to our budget, and generate positive cash flow from operations so that we can become profitable and generate sufficient cash flow to meet our operating needs;

             o Second, we must develop an effective marketing and sales strategy in order to grow our business and compete successfully in our markets;

             o Third, we must obtain the necessary approvals to expand the market for the VeriChip product;

             o Fourth, we must realize positive cash flow with respect to our investment in Digital Angel Corporation and in order to provide us with an appropriate return on our investment;

             o Fifth, we must complete the development of the second generation Digital Angel product in order to improve the products salability; and

             o Finally, we must maintain compliance with the covenants under the Debentures and related agreements.

         We have established a management plan to mitigate the effect of our going concern uncertainty conditions over the next twelve months. The major components of our plan are as follows:

         o To attempt to establish a sustainable positive cash flow business model;

         o To attempt to produce additional cash flow and revenue from our advanced technology products - Digital Angel(TM), Thermo Life(TM), VeriChip(TM), Bio-Thermo(TM) and PLD;

         o To raise additional equity through the offering of up to 30.0 million shares of our common stock in a public offering being registered under the Securities Act of 1933 (S-1 SEC File No. 333-106300), subject to shareholder approval;

         o To generate additional liquidity through divestiture of business units and assets that are not critical to our long-term strategy; and

         o To increase our ownership equity position in Digital Angel Corporation by purchasing 3.0 million shares of Digital Angel Corporation common stock at $2.64 per share payable in shares of our ADS common stock.

         It is the opinion of our management that the likelihood of the above plan being effectively implemented is good. On a consolidated reporting basis, cash of $0.7 million was used by operations for the six-months ended June 30, 2003. Digital Angel Corporation used approximately $2.3 million, while our remaining operations provided $1.6 million. Our goal is to establish a sustainable positive cash flow business model.

         We believe that we will be able to generate sufficient revenues, profit margins and related cash flow in the next twelve months from the Advanced Technology segment to cover the operating expenses of this segment as well as our corporate overhead (exclusive of the corporate overhead of Digital Angel Corporation and InfoTech USA, Inc.). The primary source of revenue for the Advanced Technology segment is Computer Equity Corporation. For the six-months ended June 30, 2003, the Advanced Technology segment reported gross revenue of $19.8 million. Of this amount, Computer Equity Corporation represented $15.9 million or 80.3% of the total revenue. The future revenue outlook for Computer Equity Corporation appears to be positive. In January 2003, Computer Equity Corporation's wholly-owned subsidiary, GTI, was one of seventeen companies awarded the federal government's CONNECTIONS contract, which replaced the previous WACS contract. The CONNECTIONS contract has a three-year base term and five successive one-year renewal options. The CONNECTIONS contract is similar to the WACS contract in that it will allow Computer Equity Corporation to provide government agencies with equipment and services for campus and building communications networks and related infrastructure without the need to follow the full procurement process for a new contract. During the remainder of 2003 and beyond our focus will be to generate significant revenue and cash flow from our advanced technology products. We hope to realize positive cash flow in 2003 and beyond as these products gain customer acceptance and awareness throughout the world.

         As of June 30, 2003, the Advanced Technology segment and
"Corporate/Eliminations" had a combined cash balance of $5.4 million, InfoTech USA, Inc. had a cash balance of $1.1 million and Digital Angel Corporation did not have cash on hand. The specific components and the approximate amount of funds that we anticipate that we will need to continue operating for the next twelve months are as follows:

             o To fund operations (excluding research and development) - none, as we expect to achieve cash flow from operations exclusive of research and development expense
             o   To fund research and development - $4.9 million
             o   To fund capital expenditures - $1.5 million
             o   To fund principal debt payments - $3.4 million

         The nature of our business is such that it does not require a material cash outlay for capital expenditures, and we have no plans to make significant investments in capital expenditures for the next twelve months. We estimate that our Advanced Technology segment's capital expenditures for the next twelve months will be approximately $0.5 million, that Digital Angel Corporation's capital expenditures for 2003 will be approximately $1.0 million and that InfoTech USA, Inc.'s capital expenditures for the next twelve months will be de minimus. For the twelve months ending June 30, 2004, we anticipate the cash outlay for our research and development efforts relating to our advanced technology products to approximate $0.9 million and that Digital Angel Corporation's cash outlay for such efforts will be approximately $4.0 million. InfoTech USA, Inc. does not incur research and development expense.

         Contractual Obligations

         The following table shows the aggregate of our contractual cash obligations at June 30, 2003:

                                                                       Less Than                     4-5     After 5
Contractual Cash Obligations                               Total          1 Year    1-3 Years      Years       Years
----------------------------------------------------------------------------------------------------------------------
                                                          (amounts in thousands)
----------------------------------------------------------------------------------------------------------------------
Notes payable, long-term debt and other
   long-term liabilities                                 $13,973          $3,388      $ 8,331     $  117      $ 2,137
Operating leases                                          15,002           1,271        1,402        637       11,692
Employment contracts                                       3,719           1,723        1,621        375           --
                                                    ------------------------------------------------------------------
  Total contractual cash obligations                     $32,694          $6,382      $11,354     $1,129      $13,829
                                                    ==================================================================

     Assuming that we have positive cash flow from operations and that we rely on our various other sources of liquidity as discussed below, we believe that we should have sufficient working capital to satisfy our short-term needs over the next twelve months.

         Sources of Liquidity

         Our operating activities did not provide positive cash flow during the six-months ending June 30, 2003, or during 2002 and 2001. In addition, during the six-months ended June 30, 2003, we used $2.2 million of our cash on hand to fund a portion of the $30 million debt payment to IBM Credit under the terms of the Forbearance Agreement. Accordingly, we may not have access to funds necessary to provide for our ongoing operations or to make the required interest and redemption payments associated with the Debentures. Our sources of liquidity may include proceeds from the sale of common stock and preferred shares, proceeds for the sale of businesses, proceeds from the sale of the unrestricted Digital Angel Corporation common stock owned by us, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings. However, these options may not be available, or if available, they may not be on favorable terms. Our capital requirements depend on a variety of factors, including but not limited to: repayment obligations under the Debentures; the rate of increase or decrease in our existing business base; the success, timing, and amount of investment required to bring new products on-line; revenue growth or decline; and potential acquisitions.

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

         Associated Risk Factors
         -----------------------

         IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN, YOU COULD LOSE THE ENTIRE VALUE OF YOUR INVESTMENT.

         Our financial statements have been prepared on a going concern basis. Our ability to continue as a going concern is predicated upon numerous factors with varying levels of importance as follows:

             o First, we must successfully implement our business plans, manage expenditures according to our budget, and generate positive cash flow from operations so that we can become profitable and generate sufficient cash flow to meet our operating needs;

             o Second, we must develop an effective marketing and sales strategy in order to grow our business and compete successfully in our markets;

             o Third, we must obtain the necessary approvals to expand the market for our VeriChip product;

             o Fourth, we must realize positive cash flow with respect to our investment in Digital Angel Corporation in order to provide us with an appropriate return on our investment;

             o Fifth, we must complete the development of our second generation Digital Angel product in order to improve the product's salability; and

             o Finally, we must maintain compliance with the covenants under the Debentures and related agreements.

         FAILURE TO OBTAIN ADDITIONAL FUNDING WILL HAVE A SUBSTANTIAL NEGATIVE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Our operating activities did not provide positive cash flow during the first six-months of 2003 and during 2002 and 2001. In addition, during the first six-months of 2003, we used $2.2 million of our cash on hand to fund a portion of a $30 million debt payment to IBM Credit under the terms of a Forbearance Agreement with IBM Credit. Accordingly, we may not have access to funds necessary to provide for our ongoing operations. Our sources of liquidity may include proceeds from the sale of common stock and preferred shares, proceeds from the sale of businesses, proceeds from the sale of the unrestricted Digital Angel Corporation common stock owned by us, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings which may not be available on favorable terms. Failure to obtain additional funding and to generate positive cash flow from operations will have a materially adverse effect on our business, financial condition and results of operations.

         WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW AND WE MAY NOT BECOME PROFITABLE IN THE FUTURE.

         Excluding a gain on the forgiveness of debt of $70.4 million, we incurred a net loss from continuing operations during the six-months ended June 30, 2003, of $40.4 million and we incurred net losses from continuing operations of $113.9 million, $188.6 million and $29.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Our consolidated operating activities used cash of $0.7 million, $3.9 million, $18.0 million and $43.4 million during the six-months ended June 30, 2003, and during 2002, 2001 and 2000, respectively. We have funded our operating cash requirements, as well as our capital needs, during these periods with the proceeds from our investing and/or our financing activities. We may not be able to generate sufficient operating cash flow in the future to meet our operating expenses.

         As of June 30, 2003, we reported no revenues from the sale of our Bio Thermo, Thermo Life, and PLD products and we have had minimal sales of our Digital Angel and VeriChip products. We believe that absent significant improvement the sales of our advanced technology products, our business operations are unlikely to provide sufficient cash flow to support our operational requirements. Our sources of liquidity in the future may include proceeds from the sale of common stock and preferred stock, proceeds from the sale of businesses, proceeds from the sale of the unrestricted Digital Angel Corporation common stock owned by us, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings. However, we may not be able to obtain sufficient additional financing to meet such requirements on terms acceptable to us, or at all. Our failure to obtain additional funding could have a materially adverse effect on our business, financial condition and results of operations, and may result in our inability to continue operations in the normal course of business.

         IF WE DO NOT OBTAIN SHAREHOLDER APPROVAL AT THE SEPTEMBER 10, 2003, SPECIAL MEETING OF SHAREHOLDERS WE WILL NOT BE ABLE TO ISSUE SHARES (BEYOND 7,210,679) IN CONNECTION WITH THE DEBENTURES AND RELATED WARRANTS AND WE MAY ONLY BE ABLE TO MAKE PRINCIPAL REDEMPTION PAYMENTS IN CASH, OR SUBJECT TO CERTAIN CONDITIONS, IN SHARES THAT WE BENEFICIALLY OWN IN DIGITAL ANGEL CORPORATION.

         The Nasdaq rules generally require shareholder approval for the issuance of securities representing 20% or more of an issuer's outstanding listed securities. Nasdaq has taken the position that the 50,000,000 shares we issued under three separate securities purchase agreements dated May 8, 2003, May 22, 2003 and June 4, 2003 (the "Securities Purchase Agreements"), and any issuance of our common stock under the Debentures and Warrants should be combined and treated as one transaction for determining the 20% threshold, since the purpose of, and the proceeds from, these transactions were used to pay our debt obligation to IBM Credit. We had 286,053,403 shares of our common stock outstanding just prior to the initial issuance of shares under the Securities Purchase Agreements. Therefore, 57,210,680 shares are equal to 20% of our outstanding shares on a pre-transaction basis. Thus, any issuance of our common stock under the Debentures and Warrants in excess of 7,210,679 shares would result in an issuance of securities representing 20% or more of our common stock under Nasdaq's rules. In connection with the Debentures, we have agreed to seek shareholder approval at a special meeting of shareholders being held on September 10, 2003, for the potential issuance of more than 7,210,679 shares of our common stock issuable upon conversion of the Debentures and Warrants to satisfy Nasdaq's requirements of shareholder approval. No shares have been issued in connection with the Debentures and Warrants as of the date of this filing. If shareholder approval were attained, the number of shares that could be issued upon the conversion of the Debentures and exercise of the Warrants would not be limited by the Nasdaq 20% limitation.

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

         OUR STOCK PRICE HAS BEEN VOLATILE AND HAS DECREASED SIGNIFICANTLY OVER THE PAST FEW YEARS, AND YOU MAY BE UNABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE AT WHICH YOU ACQUIRE THEM.

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

         Because of recent periods of volatility in the market price of our securities, we face a heightened risk of securities class action litigation. In March 2003, we settled, subject to court approval, a purported securities fraud class action, which was filed against us and one of our former directors. While the class action was tentatively settled in March 2003, additional litigation of this type could result in substantial costs and a diversion of management's attention and resources, which could significantly harm our business operations and financial condition.

         IF WE ARE DELISTED FROM THE NASDAQ SMALLCAP MARKET IN THE FUTURE IT MAY REDUCE THE LIQUIDITY OF OUR COMMON STOCK, WHICH WOULD IMPACT OUR ABILITY TO RAISE FUNDS IN THE EQUITY MARKETS, AND MAY REDUCE THE MARKET VALUE OF YOUR INVESTMENT.

         Our ability to remain listed on Nasdaq depends on our ability to satisfy applicable Nasdaq criteria including our ability to maintain a minimum bid price of $1.00 per share. Our common stock has traded on the SmallCap since November 12, 2002, under the symbol "ADSX." Prior to November 12, 2002, our common stock traded on the Nasdaq National Market at all times, except for the period between July 12, 2002 and July 30, 2002, when our common stock traded on the Pink Sheets under the symbol "ADSX.PK." To maintain our SmallCap listing, we must continue to comply with the SmallCap's listing requirements and, prior to October 2003, regain the minimum bid requirement of at least $1.00 per share for a minimum of ten
(10) consecutive trading days. We have included a proposal in our proxy statement for a special meeting of shareholders being held on September 10, 2003, to solicit shareholder approval to effect a reverse stock split of all of the issued and outstanding shares of our common stock, and granting of discretionary authority to our Board of Directors for a period of twelve months after the date our shareholders approve the proposal to determine the reverse stock split ratio, not to exceed a ratio of 1-for-25, and the effective date of the reverse stock split or to determine not to proceed with the reverse stock split. Our Board of Directors believes that a reverse stock split may facilitate the continued listing of our common stock on the SmallCap and may enhance the desirability and marketability of our common stock to the financial community and the investing public. However, even if a reverse stock split were effected it may not facilitate the continued listing of our common stock on the SmallCap.

         WE ARE REQUIRED TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN CONNECTION WITH PRIOR AGREEMENTS AND ACQUISITIONS, AND AS A RESULT, YOUR INVESTMENT IN OUR COMMON STOCK WILL BE FURTHER DILUTED.

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

         We have effected, and will likely continue to effect, acquisitions or contract for services through the issuance of common stock or our other equity securities and we have agreed to future earnout and "price protection" provisions in a prior acquisition and other agreements. Such issuances of additional securities may be dilutive to the value of our common stock and may have a material adverse impact on the market price of our common stock.

         WE HAVE ISSUED AND OUTSTANDING A SIGNIFICANT NUMBER OF DERIVATIVE SECURITIES AND THE EXERCISE OF THESE OPTIONS AND WARRANTS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK, AND COULD HAVE A NEGATIVE IMPACT ON THE VALUE OF YOUR INVESTMENT IN OUR COMMON STOCK.

         As of August 11, 2003, there were outstanding warrants and options to acquire up to 30,454,289 additional shares of our common stock. If exercised, these securities could dilute the value of the shares of common stock. In addition, as of August 11, 2003, we had 14,458,210 additional shares of our common stock available to be issued in the future under our stock option plans, and we had 5,987,831 additional shares of our common stock available to be issued in the future under our Employee Stock Purchase Plan. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon exercise could have a negative impact on the value of your investment in our common stock.

         WE HAVE MADE SIGNIFICANT CHANGES TO OUR BUSINESS MODEL AND WE HAVE EXPANDED INTO DIFFERENT PRODUCT LINES INCLUDING NEW UNPROVEN TECHNOLOGIES AND THE NEW BUSINESS MODEL MAY NOT BE SUCCESSFUL.

         During the past few years, we have made significant changes to our business model as a result of a new business strategy and the expansion into different product lines including new unproven technologies such as Digital Angel, Thermo Life and PLD. If we are not successful in implementing our new business model and developing and marketing our new technology products, our advanced technology products may not gain sufficient market acceptance to be profitable or otherwise be successful and the market price of our securities will most likely decrease.

         WE RELY HEAVILY ON OUR REVENUES DERIVED FROM OUR FEDERAL
 TELECOMMUNICATIONS BUSINESS, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN, ORDERS FROM THE UNITED STATES GOVERNMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Approximately $15.9 million, or 80.3%, $31.3 million, or 74.7%, and $27.4 million, or 61.5%, of our Advanced Technology segment's revenue for the six-months ended June 30, 2003, and for the years 2002 and 2001, respectively, were generated by our wholly-owned subsidiary, Computer Equity Corporation. Approximately 99.9%, 99.1% and 77.7% of Computer Equity Corporation's revenues during the six-months ended June 30, 2003, and for the years 2002 and 2001, respectively, were generated through sales to various agencies of the United States Federal Government. Computer Equity Corporation provides telecommunications products and services. Computer Equity has less than one percent of the federal telecommunications market share. Computer Equity's business is highly competitive, and we expect that the competitive pressures we face will not diminish in the future. Many of our competitors have greater financial, technological, marketing and other resources than we do. The loss of, or a significant reduction in, federal telecommunications orders could have a material adverse effect on our financial condition and results of operations.

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

         OUR DIGITAL ANGEL CORPORATION'S ANIMAL APPLICATIONS SEGMENT RELIES HEAVILY ON SALES TO GOVERNMENT CONTRACTORS, AND ANY DECLINE IN THE DEMAND BY THESE CUSTOMERS FOR ITS PRODUCTS COULD NEGATIVELY AFFECT OUR BUSINESS.

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

         INFOTECH USA, INC. COMPETES IN A HIGHLY COMPETITIVE MARKET AND IT EXPECTS TO FACE FURTHER COMPETITION FROM NEW MARKET ENTRANTS AND POSSIBLE ALLIANCES BETWEEN COMPETITORS IN THE FUTURE, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

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

         WE DEPEND ON OUR SMALL TEAM OF SENIOR MANAGEMENT AND KEY PERSONNEL AND WE MAY HAVE DIFFICULTY ATTRACTING AND RETAINING ADDITIONAL PERSONNEL AND THE LOSS OF THE SERVICES OF ANY OF THEM COULD MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         THE BOOK VALUE OF OUR INVENTORY HAS INCREASED AND WE FACE THE RISK THAT THE VALUE OF OUR INVENTORY MAY DECLINE BEFORE WE SELL IT OR THAT WE MAY NOT BE ABLE TO SELL OUR INVENTORY AT THE PRICES WE ANTICIPATE.

         On June 30, 2003, the book value of our inventory was $8.4 million as compared to a book value of $6.4 million as of December 31, 2002. We attribute the increase primarily to the accumulation of inventory by Digital Angel Corporation in anticipation of future sales. Our success depends in part on our ability to purchase inventory at attractive prices relative to its resale value and our ability to turn our inventory rapidly through sales. If we pay too much or hold inventory too long, we may be forced to sell our inventory at a discount or at a loss or write down its value, and our business could be materially adversely affected.

         WE HAVE GRANTED A SECURITY INTEREST IN OUR ACCOUNTS RECEIVABLE AND THE ACCOUNTS RECEIVABLE OF OUR WHOLLY-OWNED SUBSIDIARY, COMPUTER EQUITY CORPORATION, AS COLLATERAL FOR THE DEBENTURES AND IF THE DEBENTURE HOLDERS WERE TO ENFORCE THEIR RIGHTS AGAINST THESE ASSETS, IT COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

         As collateral for the Debentures and under the terms of a Security Agreement, we and our wholly-owned subsidiary Computer Equity Corporation have granted to the Debenture holders a security interest in all of our accounts receivable. If we are not successful in satisfying the payment obligations under the Debentures or we do not comply with the terms of the Debentures and the Debenture holders were to enforce their rights against our accounts receivable and the accounts receivable of Computer Equity Corporation, we may not have liquidity and access to funds necessary to provide for our ongoing operations; at that time, there would be substantial doubt that we would be able to continue operations in the normal course of business. At June 30, 2003, $10.5 million is owed under the Debentures.

         WE DEPEND ON A SINGLE PRODUCTION ARRANGEMENT WITH RAYTHEON CORPORATION FOR OUR PATENTED SYRINGE-INJECTABLE MICROCHIPS WITHOUT THE BENEFIT OF A FORMAL WRITTEN AGREEMENT, AND THE LOSS, OF OR ANY SIGNIFICANT REDUCTION IN, THE PRODUCTION COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

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

         IF WE DO NOT PREVAIL IN ONGOING LITIGATION, WE MAY BE REQUIRED TO PAY SUBSTANTIAL DAMAGES.

         In addition to the litigation described under Legal Proceedings on page 74, we are party to various legal actions as either plaintiff or defendant in the ordinary course of business. The ultimate outcome of these actions and the estimates of the potential future impact on our financial position, cash flows or results of operations for these proceedings could change in the future. In addition, we will continue to incur additional legal costs in connection with pursuing and defending such actions.

         OUR INTELLECTUAL PROPERTY RIGHTS OR PATENT RIGHTS MIGHT NOT PROVIDE PROTECTION AND MIGHT BE INVALID OR UNENFORCEABLE.

         Our ability to commercialize any of our products under development will depend, in part, on our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties. The patent applications licensed to or owned by us might not result in issued patents, patent protection may not be secured for any particular technology, any patents that have been or may be issued to us may not be valid or enforceable and patents may not provide meaningful protection to us. Furthermore, we do not own the VeriChip technology that is produced under patents #6,400,338 and #5,211,129. This technology is owned by Digital Angel Corporation and licensed to VeriChip under an exclusive product and technology license with a remaining term of approximately ten years. VeriChip Corporation may be unable to retain licensing rights for the use of these patents beyond the licensing period or the license may be terminated early.

         OUR FAILURE TO COMPLY WITH APPLICABLE REGULATORY REQUIREMENTS REGARDING VERICHIP CAN, AMONG OTHER THINGS, RESULT IN FINES, SUSPENSIONS OF REGULATORY APPROVALS, PRODUCT RECALLS, OPERATING RESTRICTIONS AND CRIMINAL PROSECUTION, ANY OF WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

         Some of our current or future products may be subject to government regulation and, in some cases, pre-approval. By letter dated October 17, 2002, the Food and Drug Administration (the "FDA") issued a determination that the VeriChip product is not a medical device under Section 513(g) of the Federal Food, Drug and Cosmetic Act with respect to the intended security, financial and personal identification/safety applications. However, the FDA further stated in its determination letter that with respect to the use of the VeriChip product in health information applications, VeriChip is a medical device subject to the FDA's jurisdiction. On November 8, 2002, we received a letter from the FDA, based upon correspondence from us to the FDA, warning us not to market VeriChip for medical applications. While we currently intend to market and distribute the VeriChip product for security, financial and personal identification/safety applications, in the future, we plan to expand our marketing and distribution efforts to healthcare information applications of the product, subject to any and all necessary FDA and other approvals. We are currently in the process of preparing a 510-K application to obtain FDA approval to market VeriChip for certain healthcare information applications and intend to submit the 510-K application to the FDA within the next several months. Our future failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution, any of which could have a material adverse effect on us.

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

         WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS FROM THE USE OF OUR PRODUCTS THAT COULD RESULT IN COSTS OR DAMAGES PAYABLE BY US ADVERSELY EFFECTING OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS.

         Manufacturing, marketing, selling, and testing our products under development entails a risk of product liability. We could be subject to product liability claims in the event our products or products under development fail to perform as intended. Even unsuccessful claims could result in the expenditure of funds in litigation and the diversion of management time and resources and could damage our reputation and impair the marketability of our products. While we maintain liability insurance, it is possible that a successful claim could be made against us, that the amount of indemnification payments or insurance would not be adequate to cover the costs of defending against or paying such a claim, or that damages payable by us would have a material adverse effect on our business, financial condition, and results of operations.

         THE THERMO LIFE AND PLD TECHNOLOGIES HAVE NOT YET BEEN DEVELOPED FOR COMMERCIAL DEPLOYMENT AND THERE IS NO CERTAINTY THAT THEY WILL BE SUCCESSFULLY MARKETED.

         The Thermo Life and PLD technologies have been successfully tested in the laboratory. Our ability to develop and commercialize products based on these proprietary technologies will depend on our ability to develop our products internally on a timely basis. However, there is no certainty that these technologies will be successfully marketed.

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

         Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required. Due to the de minimus amounts of foreign currency exchange gains and losses and translation adjustments during the three and six-months ended June 30, 2003, a sensitivity analysis of fluctuations in foreign currency exchange rates is not required.

         The table below presents the principal amount and weighted-average interest rate for our debt portfolio:

                                                                       Fair Value at
         Dollars in Millions                                           June 30, 2003
         ---------------------------------------------------------------------------
           Total notes payable and long-term debt                          $12.7
           Notes payable bearing interest at fixed interest rates          $ 9.6
           Weighted-average interest rate for the six-months
               ended June 30, 2003                                          24.6%

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 15d - 15(e)) as of the end of the quarterly period ended June 30, 2003. Based on that evaluation, they have concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the

Exchange Act. The Company's disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives and the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in reaching that level of reasonable assurance.

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

         On January 31, 2002, Treeline, Inc. filed a complaint in the Common Pleas Court of Cuyahoga County, Ohio against us, and one of our subsidiaries, STR, Inc., now known as ARJANG, Inc. ("STR") and another defendant who was formerly an executive of STR, alleging that STR breached its lease agreement with Treeline, Inc. in connection with a facility no longer being used by us. The plaintiff demanded monetary relief of an unspecified amount. On May 15, 2003, we settled the dispute with Treeline, Inc., subject to certain conditions subsequent. The settlement provided for the issuance of 1.1 million shares of our common stock.

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

         On May 29, 2001, Janet Silva, individually and as Guardian ad Litem for Jonathan Silva, a minor, and the Estate of Clarence William Silva, Jr. (collectively, "Plaintiffs") filed suit against Customized Services Administrators, Incorporated ("CSA"), Pricesmart, Inc. ("Pricesmart"), Commercial Union Insurance Company ("Commercial Union"), CGU Insurance Group, and Digital Angel Corporation (collectively the "Defendants") in the Superior Court of the State of California in and for the County of Santa Clara. The allegations of the complaint arise from a vacation guarantee insurance policy (the "Insurance Contract") allegedly purchased by Plaintiffs from Defendants on March 6, 2000. The complaint alleges, among other things, that Defendants breached the terms of the insurance policy, defrauded Plaintiffs, acted in bad faith, and engaged in deceptive and unlawful business practices, resulting in the wrongful death of Clarence William Silva, Jr. (the "Deceased") and the intentional infliction of emotional distress on Plaintiffs. The complaint seeks the cost of funeral and burial expenses of the Deceased and amounts constituting the loss of financial support of the Deceased, general damages, attorney's fees and costs, and exemplary damages of an unspecified amount. CSA outsources its travel assistance services to Medical Advisory Systems. CSA filed a cross-claim against Digital Angel Corporation alleging that Digital Angel Corporation should be held liable for any liability that CSA may have to Plaintiffs. Digital Angel Corporation has denied the allegations of the complaint and the CSA cross-claim and is vigorously contesting all aspects of the action. Digital Angel Corporation filed motions for summary judgment/adjudication, which were heard by the Court on June 10, 2003. The motions for summary adjudication on Plaintiffs' causes of action for fraud, insurance, bad faith and unlawful business practices were granted. Digital Angel Corporation's motion for summary adjudication on Plaintiffs' cause of action for breach of insurance contract also was granted, however, the Court gave the Plaintiffs permission to amend their complaint on or before June 13, 2003 with respect to this cause of action. Digital Angel Corporation's motion for summary adjudication of plaintiffs' cause of action for intentional infliction of emotional distress was taken under submission. Its motions for summary adjudication of Plaintiffs' cause of action for wrongful death and prayer for punitive damages were denied, but the Plaintiffs agreed that the punitive damages claim applied only to their cause of action for intentional infliction of emotional distress. Therefore, if the Court grants Digital Angel Corporation's motion for summary adjudication of this cause of action, the punitive damage claim should be stricken in its entirety. The Court has set a Mandatory Settlement Conference for August 20, 2003 and has set the case for trial on August 25, 2003 in the Santa Clara County Superior Court. Digital Angel Corporation believes this lawsuit is defensible, and it intends to defend this matter vigorously. However, if there is an unfavorable outcome of this matter, Digital Angel Corporation believes that its exposure could be in excess of what it has been advised to be the applicable limits of insurance.

ITEM 2.  CHANGES IN SECURITIES

         Recent Sales of Unregistered Securities

         The following table lists all unregistered securities sold by the Company between April 1, 2003 and June 30, 2003. These securities were issued for cash consideration, services or settlement of legal disputes. These securities were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or Rule 506 of Regulation D promulgated thereunder.

                                                     AGGREGATE AMOUNT     NUMBER OF                           NUMBER OF
NAME/ENTITY/NATURE              DATE OF SALE         OF CONSIDERATION      PERSONS     NOTE   ISSUED FOR    COMMON SHARES*
==========================================================================================================================

Ronald Kaplan                 April 2003               $   90,870            1          1     Settlement          233,000
Ovations International, Inc.  May 2003                     35,950            1          2     Services             81,415
Sherri Sheerr                 May 2003                     44,212            1          3     Settlement          112,500
Peter Ciofani                 May  - June 2003             25,000            1          4     Settlement           62,500
Treeline, Inc.                June 2003                   484,000            1          5     Settlement        1,100,000
Robert Munson                 June 2003                    25,000            1          6     Settlement           62,500
                                                                                                           ---------------
Elliott Associates, L.P.      June 2003                 1,400,000            1          7     Cash             See Note 7
                                                                                                           ---------------
Elliott International, L.P.   June 2003                 2,100,000            1          7     Cash             See Note 7
                                                                                                           ---------------
Midsummer Investment, LTD     June 2003                 2,000,000            1          7     Cash             See Note 7
                                                                                                           ---------------
Omicron Master Trust          June 2003                 1,500,000            1          7     Cash             See Note 7
                                                                                                           ---------------
Islandia, L.P.                June 2003                 2,000,000            1          7     Cash             See Note 7
                                                                                                           ---------------
Portside Growth and
  Opportunity Fund            June 2003                 1,500,000            1          7     Cash             See Note 7
                                                                                                           ---------------
                                                                                                                1,651,915
                                                                                                           ===============

* Does not include an indeterminate number of shares of our common stock underlying the 8.5% Convertible Exchangeable Debentures issued on June 30, 2003, more fully described in Note 7.
1. Represents shares issued in connection with the settlement of a dispute between Mr. Kaplan and us, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the purchaser was acquiring the shares for investment and not for resale, and that the purchaser acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.
2. Represents shares issued in connection with consulting services provided, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that shares were acquiring for investment and not for resale, and that the shares must be held until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted. Matthew Cossolotto, President, has sole voting and dispositive power with respect to the shares held by Ovations International, Inc.
3. Represents shares issued in connection with the settlement of a dispute between Ms. Sheerr and us, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the purchaser was acquiring the shares for investment and not for resale, and that the purchaser acknowledged that she must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.
4. Represents shares issued in connection with the settlement of a dispute between Mr. Ciofani and us, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the purchaser was acquiring the shares for investment and not for resale, and that the purchaser acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.
5. Represents shares issued in connection with the settlement of a dispute between Treeline, Inc. and us, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the purchaser was acquiring the shares for investment and not for resale, and that the purchaser acknowledged that it must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted. Parviz Boudjeh, President, has sole voting and dispositive power with respect to the shares held by Treeline, Inc.
6. Represents shares issued in connection with the settlement of a dispute between Mr. Munson and us, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction document included an acknowledgment that the sale was not registered, that the purchaser was acquiring the shares for investment and not for resale, and that the purchaser acknowledged that he must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.
7. Represents our 8.5% Convertible Exchangeable Debentures due November 1, 2005 issued on June 30, 2003, for cash consideration in the aggregate principal amount of $10,500,000, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction documents included an acknowledgment that the sales were not registered, that the debenture purchasers were acquiring the shares for investment and not for resale, and that the debenture purchasers acknowledged that they must hold the shares until and unless registered or transferred in another transaction exempt from registration. In addition, certificates representing the debentures were legended to indicate that they were restricted. The debentures are convertible into shares of our common stock or exchangeable for shares of Digital Angel Corporation common stock, or a combination thereof, at the purchasers' option.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An annual meeting of our shareholders was held on July 25, 2003 to:

         (1) Elect one director to hold office until the 2006 annual meeting of shareholders and until a successor has been elected or appointed, to ratify the appointment of one director to hold office until the 2004 annual meeting of the shareholders and until a successor is elected and qualified and to ratify the appointment of one director to hold office until the 2005 annual meeting of the shareholders and until a successor is elected and qualified. Other directors whose term of office continued after the meeting include Scott R. Silverman and Daniel E. Penni. The results of the vote to elect one director and to ratify the appointment of two directors were as follows:

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

                  (iv) On July 9, 2003, we filed a Current Report on Form 8-K announcing the fulfillment of all obligations to IBM Credit LLC, the Securities Purchase Agreement and the issuance of our $10.5 Million Aggregate Principal Amount of 8.5 Convertible Exchangeable Debentures and Warrants.

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

    2.4 Agreement dated as of November 28, 1999 by and between AT&T Canada Corp. and TigerTel, Inc. (incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K filed with the Commission on December 13, 1999, as amended on December 22, 1999 and January 11, 2000)

    2.5 Agreement and Plan of Merger dated as of June 30, 2000 by and among the Applied Digital Solutions, Inc. and Compec Acquisition Corp. and Computer Equity Corporation and John G. Ballenger, Christopher
         J. Ballenger and Frederick M. Henschel (incorporated by reference to Exhibit 2 to the registrant's Current Report on Form 8-K filed with the Commission on July 14, 2000, as amended on September 11,
         2000)

    2.6 Agreement and Plan of Merger dated as of October 18, 2000, by and among the Applied Digital Solutions, Inc. and PDS Acquisition Corp., and Pacific Decision Sciences Corporation, and H&K Vasa Family 1999 Limited Partnership, H&K Vasa Family 2000 Limited Partnership, David Dorret, and David Englund (incorporated by reference to Exhibit 2 to the registrant's Current Report on Form 8-K filed with the Commission on November 1, 2000, as amended on December 29, 2000)

    2.7 MCY Agreement dated as of October 19, 2000 by and between MCY.com, Inc. and Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 2 to the registrant's Current Report on Form 8-K filed with the Commission on December 5, 2000)

    2.8 Agreement and Plan of Merger, dated July 1, 2000, by and among Applied Digital Solutions, Inc., Web Serve Acquisition Corp., WebNet Services, Inc., Steven P. Couture, Jeffrey M. Couture and Raymond D. Maggi (incorporated by reference to Exhibit 2.8 to the registrant's Annual Report on Form 10-K/A filed with the Commission on December 11, 2003)

    3.1 Amended and Restated Bylaws of the Company dated March 31, 1998 (incorporated by reference to Exhibit 3.4 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 filed with the Commission on August 14, 2002)

    3.2  Amendment to Bylaws of the Company dated April 4, 2002
         (incorporated by reference to Exhibit 3.4 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 filed with the Commission on August 14, 2002)

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

  10.35 Amended and Restated Trust Agreement dated June 30, 2003, between Wilmington Trust Company and Applied Digital Solutions, Inc. (incorporated herein by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed with the Commission on July 9, 2003)

  10.36 Security Agreement among Applied Digital Solutions, Inc., Computer Equity Corporation and the Secured

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

  10.39 Letter Agreement between Applied Digital Solutions, Inc. and G.A. Sullivan, Inc. (incorporated by reference to Exhibit 10.30 of the registrant's Annual Report on Form 10-K/A filed with the Commission on December 11, 2003)

  10.40 International Distribution Agreement, dated March 8, 2003, by and between Verichip Corporation and the Company La Font LTDA (incorporated by reference to Exhibit 10.31 of the registrant's Annual Report on Form 10K/A filed with the Commission on December 11, 2003)

  10.41 International Distribution Agreement, dated May 30, 2003, by and between Verichip Corporation and RussGPS, Ltd.*

  10.42 Securities Purchase Agreement, dated May 8, 2003, by and between Applied Digital Solutions, Inc. and Cranshire Capital, L.P. (incorporated by reference to Exhibit 10.34 of the registrant's Quarterly Report on Form 10Q/A for the period ended March 31, 2003, filed with the Commission on December 11, 2003)

  10.43 Securities Purchase Agreement, dated May 8, 2003, by and between Applied Digital Solutions, Inc. and Magellan International Ltd. (incorporated by reference to Exhibit 10.35 of the registrant's Quarterly Report on Form 10Q/A for the period ended March 31, 2003, filed with the Commission on December 11, 2003)

  10.44 Securities Purchase Agreement, dated May 22, 2003, by and between Applied Digital Solutions, Inc. and Cranshire Capital, L.P.*

  10.45 Securities Purchase Agreement, dated May 22, 2003, by and between Applied Digital Solutions, Inc. and Magellan International Ltd.*

  10.46 Securities Purchase Agreement, dated June 4, 2003, by and between Applied Digital Solutions, Inc. and Cranshire Capital, L.P.*

  10.47 Securities Purchase Agreement, dated June 4, 2003, by and between Applied Digital Solutions, Inc. and Magellan International Ltd.*

  10.48 United States Postal Service Contract, effective June 16, 2003, by and between United States Postal Service and Government
         Telecommunications, Inc.*

  10.49 Blanket Purchase Agreement by and between United States Department of Agriculture and Government Telecommunications, Inc.*

  10.50 2003 Flexible Stock Plan (incorporated by reference to Appendix E of the registrant's Proxy Statement filed with the Commission on June 10, 2003)

  10.51 International Distribution Agreement, dated September 25, 2002, by and between VeriChip Corporation and Sistemas de Proteccion Integral de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.32 of the registrant's Annual Report on Form 10-K/A filed with the Commission on December 11, 2003)

  31.1 Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)*

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