Form 10-Q/A
period 2003-09-30
APPLIED DIGITAL SOLUTIONS INC
filed 2003-12-11
CIK 924642

   As Filed with the Securities and Exchange Commission on November 14, 2003
                     and as Amended on December 11, 2003
------------------------------------------------------------------------------

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

         The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 12, 2003:

                  Class                           Number of Shares
      Common Stock: $.001 Par Value                 406,491,500

                       APPLIED DIGITAL SOLUTIONS, INC.

                              TABLE OF CONTENTS

Item                          Description                                 Page

                   PART I - FINANCIAL INFORMATION

   1.  Financial Statements (unaudited)
       Condensed Consolidated Balance Sheets
          September 30, 2003 and December 31, 2002                          3
       Condensed Consolidated Statements of Operations -
           Three and Nine-Months Ended September 30, 2003 and 2002          4
       Condensed Consolidated Statement of Stockholders' Equity -
           Nine-Months Ended September 30, 2003                             5
       Condensed Consolidated Statements of Cash Flows -
           Nine-Months Ended September 30, 2003 and 2002                    6
       Notes to Consolidated Financial Statements                           7
   2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       34
   3.  Quantitative and Qualitative Disclosures About Market Risk          77
   4.  Controls and Procedures                                             77

                     PART II - OTHER INFORMATION

   1.  Legal Proceedings                                                   78
   2.  Changes In Securities                                               79
   3.  Defaults Upon Senior Securities                                     79
   4.  Submission of Matters to a Vote of Security Holders                 79
   5.  Other Information                                                   80
   6.  Exhibits and Reports on Form 8-K                                    80

SIGNATURE                                                                  82
EXHIBITS                                                                   83


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

                                         APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (In thousands, except per share data)
                                                           (Unaudited)

                                                                             FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                             ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                           ------------------------------------------------------
                                                                               2003           2002            2003           2002
                                                                           ------------------------------------------------------
Product revenue                                                            $ 18,747       $ 19,665        $ 57,164       $ 63,811
Service revenue                                                               5,055          4,505          12,633         14,589
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                23,802         24,170          69,797         78,400

Cost of products sold (exclusive of depreciation shown separately below)     14,968         13,233          42,212         44,581
Cost of services sold                                                         1,562          1,935           5,132          6,536
---------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                  7,272          9,002          22,453         27,283

Selling, general and administrative expense                                   5,075          7,430          47,005         54,635
Research and development                                                      1,839            876           4,464          2,474
Depreciation and amortization                                                   588          1,257           1,824          3,747
Asset impairment                                                                  -              -               -            784
Interest and other income                                                      (236)          (735)           (674)        (1,388)
(Gain) loss on forgiveness of debt                                              424              -         (69,968)             -
Interest expense                                                              1,863          5,782          11,066         12,574
---------------------------------------------------------------------------------------------------------------------------------

(Loss) income from continuing operations before taxes,
      minority interest, net (gain) loss on subsidiary stock issuances       (2,281)        (5,608)         28,736        (45,543)
      and merger transaction, and equity in net loss of affiliate

(Benefit) provision for income taxes                                            (17)           105             758            200
---------------------------------------------------------------------------------------------------------------------------------

(Loss)income from continuing operations before minority interest, net
      (gain) loss on subsidiary stock issuances and merger transaction,
      and equity in net loss of affiliate                                    (2,264)        (5,713)         27,978        (45,743)

Minority interest                                                              (737)          (324)         (1,681)          (762)

Net (gain) loss on subsidiary stock issuances and merger transaction           (268)           362             901          4,644

Equity in net loss of affiliate                                                   -              -               -            291
---------------------------------------------------------------------------------------------------------------------------------

(Loss) income from continuing operations                                     (1,259)        (5,751)         28,758        (49,916)

Change in estimate on loss on disposal of discontinued operations
      and operating losses during the phase out period                           99           (119)           (492)           105
---------------------------------------------------------------------------------------------------------------------------------

Net (loss) income                                                          $ (1,160)      $ (5,870)       $ 28,266       $(49,811)
=================================================================================================================================


(Loss) income per common share - basic
      (Loss) income from continuing operations                             $      -       $  (0.02)       $   0.09       $  (0.19)
      (Loss) income from discontinued operations                                  -              -               -              -
---------------------------------------------------------------------------------------------------------------------------------

Net (loss) income per common share - basic                                 $      -       $  (0.02)       $   0.09       $  (0.19)
=================================================================================================================================

(Loss) income per common share - diluted
      (Loss) income from continuing operations                             $      -       $  (0.02)       $   0.09       $  (0.19)
      (Loss) income from discontinued operations                                  -              -               -              -
---------------------------------------------------------------------------------------------------------------------------------

Net (loss) income per common share - diluted                               $      -       $  (0.02)       $   0.09       $  (0.19)
=================================================================================================================================

Weighted average number of common shares outstanding - basic                353,558        274,934         315,380        265,001

Weighted average number of common shares outstanding - diluted              382,354        274,934         334,625        265,001

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

         The Company's business has evolved during the past few years. The Company grew significantly through acquisitions and since 1996 has completed 51 acquisitions. During the last half of 2001 and during 2002, the Company sold or closed many of the businesses it had acquired that it believed did not enhance its strategy of becoming an advanced digital technology development company. These companies were primarily telephony system providers, software developers, software consultants, networking integrators, computer hardware suppliers or were engaged in other businesses or had customer bases that the Company believed did not promote or complement its current business strategy. As of September 30, 2003, the Company's business operations consisted of the operations of six wholly owned-subsidiaries, which are collectively referred to as the Advanced Technology segment, and two majority-owned subsidiaries, Digital Angel Corporation (AMEX:DOC), and InfoTech USA, Inc. (OTC:IFTH) (formerly SysComm International Corporation). Currently, the Company owns approximately 71.4% of Digital Angel Corporation and 52.5% of InfoTech USA, Inc.

         Historically, the Company has suffered losses and has not generated positive cash flows from operations. This raises doubt about its ability to continue as a going concern. The audit reports of Eisner LLP for the year ended December 31, 2002, and of Pricewaterhouse Coopers LLP, for each of the two-years ended December 31, 2001 and 2000, contain an explanatory paragraph expressing doubt about the Company's ability to continue as a going concern, as a result of payment and covenant defaults under its credit agreement with IBM Credit LLC ("IBM Credit"), which are more fully discussed in Note 4, as well its historical losses and the negative cash flows from its operations. On June 30, 2003, the Company repaid all

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

of its obligations to IBM Credit, which resolved one of the major factors impacting the Company's ability to continue as a going concern. This repayment is more fully discussed in Note 4 to the condensed consolidated financial statements. Excluding the effects of a one-time gain on the forgiveness of debt of $70.0 million in the nine-months ended September 30, 2003, the Company incurred consolidated net losses from continuing operations of $1.3 million and $41.2 million for the three and nine-months ended September 30, 2003, respectively. Additionally, the Company incurred consolidated net losses from continuing operations of $5.8 million and $49.9 million for the three and nine-months ended September 30, 2002, respectively. As of September 30, 2003, it had an accumulative deficit of $388.8 million. The Company's consolidated operating activities used cash of $5.0 million and provided cash of $0.7 million during the nine-months ended September 30, 2003 and 2002, respectively.

         Digital Angel Corporation has suffered losses and has not generated positive cash flows from operations. In addition, the audit reports of Eisner LLP for the year ended December 31, 2002, and of Pricewaterhouse Coopers LLP, for each of the two-years ended December 31, 2001 and 2000, contain an explanatory paragraph expressing doubt about Digital Angel Corporation's ability to continue as a going concern. Digital Angel Corporation incurred operating loss before taxes, minority interest and equity in net loss of affiliate during the three and nine-months ended September 30, 2003 of $2.6 million and $5.0 million, respectively, and $1.0 million and $4.3 million for the three and six-months ended September 30, 2002, respectively. Excluded from Digital Angel Corporation's operating loss for the nine-months ended September 30, 2002, was $1.8 million of interest expense associated with the Company's obligation to IBM Credit and $18.7 million of non-cash compensation expense associated with pre-merger Digital Angel options which were converted into options to acquire Medical Advisory Systems, Inc. ("MAS") stock, all of such expenses having been reflected as additional expense in the separate financial statements of Digital Angel Corporation included in its Form 10-Q dated September 30, 2002. In addition, its operating activities used cash of $3.5 million and $1.3 million during the six-months ended September 30, 2003 and 2002, respectively.

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

         At September 30, 2003, the Company had five shareholder-approved, stock-based employee compensation plans, and the Company's subsidiaries had six stock-based employee compensation plans. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25 and related interpretations including FIN No. 44. The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for options granted under its plans as well as to the plans of its subsidiaries:

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

         VERICHIP REVENUE RECOGNITION

         VeriChip revenue is comprised of the sale of VeriChip microchips, VeriChip scanners, and a nominal distributorship fee. Generally, the distributorship rights include the rights to market, promote and sell the product(s) in a specific territory under the VeriChip name and trademarks for a specific period of time. We are currently amending our distributor agreements such that the distributor strives to meet annual marketing goals, or quotas, as agreed-upon by the distributor and the Company, by ordering and taking delivery from the Company of predetermined quantities of product each year through the term of the contract. Failure to meet the quota shall constitute a material breach of the contract and the loss of distributorship exclusivity privileges within the territory. To renew a preexisting agreement, the distributor must request so in-writing 30 days prior to the expiration of the contract. The Company, at its own discretion, may then negotiate in good faith with the distributor for a renewal of the agreement.

         VeriChip is a miniaturized, implantable radio frequency identification device (RFID) for use in a variety of identification and information applications. About the size of a grain of rice, each VeriChip contains a unique identification number that can be used to access a subscriber-supplied database providing personal related information.

         To complement the VeriChip microchip, the VeriChip Proprietary Scanner is a scanning device that activates and reads the RFID within the microchip. The scanner emits a small amount of radio frequency energy that energizes the dormant VeriChip, which then emits a radio frequency signal containing the VeriChip identification number.

         Originally, the Company entered into distributorship agreements whereby the customer would pay an up-front fee in exchange for the exclusive right to market, promote and sell VeriChip Products within the agreed-upon territory. Under this arrangement, the distribution fee was not credited against or applied towards amounts due for any products subsequently ordered by the distributor. However, it soon became clear that there was more realizable value via a relationship where distributors could apply up-front monies in exchange for product. We found that distributors expressed reluctance to pay fees without receiving a tangible product in return. After time, it became clear that the standard for entrants into comparable unestablished marketplaces was to not charge up-front fees. In an effort to retain our customer base, management redefined its business strategy and plans to amend its existing contracts to stipulate that $1.00 of up-front money would be allocated to the distribution fee, and the remaining funds could be used for product. The advantage to this was that the customer will be able to receive a tangible product to directly supply to the resellers, as opposed to fronting additional money to purchase additional product.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

         Product Sales
         -------------

         Revenue from the sale of products such as VeriChip microchips and VeriChip scanners is recorded at gross with a separate display of cost of sales. Until the amount of returns can be reasonably estimated, we do not recognize revenues until after the products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable, the period of time the distributor has to return the products as provided in their distributor agreement has expired and collectibility is reasonably assured. Once the amount of returns can be reasonably estimated, revenues (net of expected returns) will be recognized at the time of shipment and the passage of title and there are no uncertainties regarding customer acceptance. If uncertainties regarding customer acceptance exists, revenue will not be recognized until such uncertainties are resolved.

         Monitoring Services
         -------------------

         When offered, monitoring services will be sold as a stand-alone contract and treated as a separate earnings process from product sales. Revenues from this service will be recognized on a straight-line basis over the term of the service agreement. Since the final use of the product is unknown at the time it is shipped to the distributor, end users will have the option of choosing from a number of non-proprietary monitoring services or choose none at all, and the monitoring services are not essential to the functionality of all chips; the Company will not attempt to bundle the revenue from the sale of chips with potential future revenues from a monitoring service.

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

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

         On June 30, 2003, the Company's Board of Directors (through the Compensation Committee) approved the payment of approximately $4.3 million in discretionary bonus awards. The bonuses, which may be paid in cash (subject to availability) or in shares of the Company's common stock based upon mutual agreement of the recipient and the Company, subject to any regulatory or necessary approvals, were awarded to directors, executive officers and other employees in recognition of their efforts in achieving the successful repayment of all obligations to IBM Credit. This repayment resulted in a gain on the forgiveness of debt of approximately $70.4 million in the three-months ended June 30, 2003. The amount and timing of the payment of these bonuses, which is at the discretion of the Board of Directors, will depend on various factors, including (among others) the rate of the Company's business growth, the Company's research and development efforts and pipeline, the effort and timing involved in obtaining the United States Food and Drug Administration ("FDA") and other necessary approvals for the Company's VeriChip product's healthcare information applications, capital equipment needs, the requirements of the Company's customers, opportunities discovered or presented to the Company, and other cash requirements.

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

         Terms of the Debentures and Related Agreements
         ----------------------------------------------

         The conversion price for the Company's common stock is $0.515 per share, also referred to as the Set Price, subject to anti-dilution provisions. The exchange price for the Digital Angel Corporation common stock owned by us, for each individual holder of the Debentures, subject to anti-dilution provisions, is $2.20 per share as to the first fifty percent (50%) of the original principal amount of the Debentures and $4.25 per share as to the remaining fifty percent (50%) of the original principal amount, such fifty percent calculation being made on the basis of each individual Debenture holder's principal amount of Debentures purchased.

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

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

         If the Company elects to make interest and/or principal redemption payments in shares of the Digital Angel Corporation common stock that it owns, such payments may result in additional interest expense and/or a gain or loss on the deemed sale of the Digital Angel Corporation common shares. If the Company makes principal redemption and interest payments in shares of its common stock, such payments may result in additional interest expense. To date, the Company has made interest payments in cash on September 1, 2003 and November 1, 2003, and in shares of its common stock on the First Conversion Date. The principal payment due November 1, 2003, was paid $0.3 million in cash and $1.0 million through the exchange of Digital Angel Corporation common stock. A diminutive gain was recorded on the exchange. The conversions under the terms of the letter agreement will also result in additional interest expense during the fourth quarter of 2003.

         Subject to certain exempt transactions, including among others the issuances of shares in connection with stock options, share issuances under severance agreements with former executives, exercises of warrants currently outstanding including the Warrants, the conversion of the Debentures and issuances of shares for acquisitions or strategic investments and certain other exempt transactions, the Company is prohibited under the terms of the Agreement to incur, create, guarantee, assume or to otherwise become liable on account of an indebtedness other than with a federally regulated financial institution or to increase any amounts owing under any existing obligations or to issue or sell shares of the Company's common stock or equivalents until December 28, 2003, which is ninety (90) days after the effective date of the registration statement registering the Company's common shares underlying the Debentures and Warrants or until such time as the Purchasers no longer hold any debentures. In addition, each Purchaser has the right of first refusal with regard to any financings made by the Company in shares of its common stock or common stock equivalents until such time as the Purchaser no longer holds any Debentures.

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

         In connection with the Debentures, the Company incurred a placement agency fee of $430,000, and it reimbursed one of the Purchasers $50,000 for legal, administrative, due diligence and other expenses incurred to prepare and negotiate the transaction documents. The Company realized net proceeds of $10.0 million from the issuance of the Debentures, after deduction of the placement agency fee and transaction document costs. To date, the Company has not realized any proceeds from the issuance of the Warrants, as the Warrants have not yet been exercised.

         As a result of the complete satisfaction of all of the Company's obligations to IBM Credit, the Company entered into an Amended and Restated Trust Agreement dated June 30, 2003 with the Digital Angel Share Trust. Under the terms of the revised trust agreement, the Digital Angel Share Trust has retained all of its rights, title and interest in 15.0 million shares of the Digital Angel Corporation common stock owned by the Company in consideration of the Debentures and in order to secure and facilitate the payment of the Company's obligations under the Debentures. Scott R. Silverman, the Company's Chief Executive Officer, serves as the sole advisory board member to the Digital Angel Share Trust.

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

         The Advanced Technology segment delivers products and services across a multitude of industries, including government, insurance, utilities, communications and high tech. As of September 30, 2003, the Company had recorded $0.3 million in revenue from its VeriChip product and it had not recorded any revenue from its Thermo Life or PLD products.

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

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

         The principal products and services in this segment by division are as follows:

         The Company's Animal Applications division develops, manufactures, and markets a broad line of electronic and visual identification devices for the companion animal, livestock, laboratory animal, fish and wildlife markets worldwide. The tracking of cattle and hogs are crucial both for asset management and for disease control and food safety. The principal technologies employed by Animal Applications are electronic ear tags and implantable microchips that use radio frequency transmission. This division includes our Bio-Thermo(TM) product;

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

         The majority of sales in this segment are from the Animal Applications division. Minimal sales of the Digital Angel and Bio-Thermo products have been recorded as of September 30, 2003.

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

         All Other
         ---------

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

         Gains where realized and losses on issuance of shares of stock by the Company's consolidated subsidiary, Digital Angel Corporation, are reflected in the consolidated statement of operations. The Company determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel Corporation was appropriate since the shares issued to date were not sales of unissued shares in a public offering, the Company does not plan to reacquire the shares issued and the value of the proceeds could be objectively determined. During the nine-months ended September 30, 2002, the Company recorded a net loss of $0.4 million occasioned by the merger transaction, comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million pre-merger Digital Angel options (representing the difference between the carrying amount of the Company's pro-rata share of the investment in pre-merger Digital Angel and the exercise price of the options) and a gain of approximately $4.7 million from the deemed sale of 22.85% of the AWG, as a result of the merger with MAS.

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

         The aggregate purchase price of $7.9 million for the 3.0 million shares of Digital Angel Corporation's common stock was based on the closing price of Digital Angel Corporation's common stock on June 30, 2003, of $2.64 per share. This price was used because the Company and Digital Angel Corporation felt that this was a fair price and because it reflected the market price of Digital Angel Corporation's common stock before any impact of the Debentures as a result of the Purchasers potentially hedging their position in Digital Angel Corporation's common stock and thereby affecting the market price of the stock.

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
                                                                   =============================================

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

         During the three-months ended September 30, 2003 and 2002, Discontinued Operations incurred a (decrease) increase in the estimated loss on disposal and operating losses during the phase out period of $(0.1) million and $0.1 million, respectively, and during the nine-months ended September 30, 2003 and 2002, Discontinued Operations incurred an increase (decrease) in the estimated operating loss on disposal and operating losses during the phase out period of $0.5 million and $(0.1) million, respectively. The primary reason for the reduction in estimated losses during the three-months ended September 30, 2003, and the nine-months ended September 30, 2002, was a reduction in carrying costs as certain of these obligations were settled during the periods for amounts less than previously anticipated. Carrying costs include the cancellation of facility leases, employment contract buyouts, sales tax liabilities and litigation reserves. The primary reasons for the increase in estimated losses during the nine-months ended September 30, 2003, were an increase in carrying costs and the loss of $0.1 million on the sale of the one remaining business unit, which was sold in July 2003, as well as the operations of the remaining business. The primary reason for the increase in the three-months ended September 30, 2002, was the operations of the one remaining business unit.

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

         In total, the employment agreement obligated the Company to pay Richard Sullivan roughly $17.3 million under, or in connection with, the termination of his employment agreement. In view of our cash constraints and our need at the time to dedicate our cash resources to satisfying our obligations to IBM Credit, we commenced negotiations with Richard Sullivan that led to the proposed terms of his severance agreement. The severance agreement requires us to make approximately $3.9 million less in payments to Richard Sullivan than would have been owed to him under his employment agreement.

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

         As a result of the termination of Richard Sullivan's employment with the Company, a "triggering event" provision in the severance agreement the Company had entered into with Garrett Sullivan, its former Vice Chairman of the Board (who is not related to Richard Sullivan), at the time of his ceasing to serve in such capacity in December 2001, has been triggered. The Company negotiated a settlement of its obligations under Garrett Sullivan's severance agreement that requires the Company to issue to him 7.5 million shares of its common stock. The Company issued the shares to Garrett Sullivan on August 19, 2003. At the advice of Garrett Sullivan's financial advisor, in September 2003, Garrett Sullivan surrendered the shares to the Company.
In accordance with the terms of a letter agreement between Garrett Sullivan and the Company dated October 20, 2003, the Company will reissue the shares to him upon the effectiveness of the registration statement filed with the SEC on October 6, 2003, registering the shares.

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
                                                          =============================    ============================

12. NASDAQ SMALLCAP MARKET LISTING

         Since November 12, 2002, the Company's common stock has traded on the Nasdaq SmallCap Market (the "SmallCap") under the symbol "ADSX." Since being traded on the SmallCap, the minimum bid price of the Company's common stock has been less than the SmallCap's minimum bid price requirement. To maintain its SmallCap listing, the Company had until October 27, 2003, for its common stock to regain the minimum bid requirement of at least $1.00 per share for a minimum of ten (10) consecutive trading days. The Company's common stock did not regain the minimum bid price requirement and on October 28, 2003, the Nasdaq Stock Market informed the Company by letter that its securities would be delisted from the SmallCap. The Company has filed an appeal and an oral hearing request. The hearing request will stay the delisting of the Company's securities pending a decision by the Nasdaq's Listing Qualifications Panel ("Panel"). Since the Company complies with all of the SmallCap's listing requirements with the exception of the minimum bid price requirement, and since the Board of Directors has the authority to effect a reverse stock split which may enable the Company to meet the minimum bid price requirement as more fully discussed below, the Company does not expect to be delisted from the SmallCap. If the Company's stock is delisted from the SmallCap, it may trade on the OTC Bulletin Board or another market or quotation system. While the Company does not anticipate that a delisting of its common stock from the SmallCap would have any material implications on its results of operations, it may impact the Company's ability to raise funds in the equity markets, and it may reduce the liquidity of its common stock. The delisting of the Company's common stock would constitute an event of default under the Debentures and related agreements.

         On September 10, 2003, the Company's shareholders approved the granting of discretionary authority to its Board of Directors for a period of twelve months to effect a reverse stock split not to exceed a ratio of 1-for 25, or to determine not to proceed with a reverse stock split. The Company's Board of Directors may decide to implement a reverse stock split to reduce the number of issued and outstanding shares, which are a result, in part, of the Company's past acquisitions, the payment of debt obligations to IBM Credit and preferred stock conversions. The Company's Board of Directors believes that a reverse stock split may facilitate the continued listing of the Company's common stock on the SmallCap and may enhance the desirability and marketability of the Company's common stock to the financial community and the investing public.

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

         The Company is offering up to 30.0 million shares of its common stock in a public offering registered under the Securities Act of 1933. To date, the Company has sold an aggregate of 22.0 million shares of its common stock under the offering, pursuant to the terms of three separate securities purchase agreements entered into on September 19, 2003, with each of First Investors Holding Co., Inc., Magellan International LTD and Cranshire Capital, LP. J.P. Carey Securities, Inc. acted as the Company's placement agent. The sales of its common stock resulted in gross proceeds to the Company of $8.0 million before deduction of a 2.0% placement agency fee.

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

         On March 31, 2002, 510 Ryerson Road Inc. filed a lawsuit against the Company and one of its Discontinued Operations subsidiaries in connection with a lease for a facility that the subsidiary vacated prior to the expiration of the lease and which is no longer in use. The plaintiffs have demanded relief in the amount of $2.0 million. The trial date has been set for November 2003.

         On September 25, 2002, The Bank of Scotland filed a complaint in the Court of Session in Edinburgh, Scotland against the Company alleging that it owed them money under the terms of an agreement dated December 18, 2000, governing the Senior Term Loan and Overdraft Facilities ("Loan Agreement"). Under the terms of the Loan Agreement, Caledonian Venture Holding Limited (also referred to as Transatlantic Software Corporation) was purchased by the Company through the issuance of the Company's common stock. The complaint alleged that we are liable for a shortfall of approximately $565,000 created under the price protection provision of the loan. During the second quarter of 2003, the plaintiff voluntarily dismissed this action. The plaintiff agreed to pay our attorney's fees in connection with the case.

         On May 29, 2001, Janet Silva, individually and as Guardian ad Litem for Jonathan Silva, a minor, and the Estate of Clarence William Silva, Jr. (collectively, "Plaintiffs") filed suit against Customized Services Administrators, Incorporated ("CSA"), Pricesmart, Inc. ("Pricesmart"), Commercial Union Insurance Company ("Commercial Union"), CGU Insurance Group, and Digital Angel Corporation (collectively the "Defendants") in the Superior Court of the State of California in and for the County of Santa Clara. The allegations of the complaint arose from a vacation guarantee insurance policy (the "Insurance Contract") allegedly purchased by Plaintiffs from the Defendants on March 6, 2000. The complaint alleged, among other things, that Defendants breached the terms of the insurance policy, defrauded Plaintiffs, acted in bad faith, and engaged in deceptive and unlawful business practices, resulting in the wrongful death of Clarence William Silva, Jr. and the intentional infliction of emotional distress on Plaintiffs. The Plaintiffs sought damages in an unspecified amount. Effective September 9, 2003, this lawsuit was settled and the Plaintiffs executed a Full Release and Covenant Not to Sue in which the Plaintiffs agreed to forgo any action against Digital Angel Corporation in consideration for a payment within Digital Angel Corporation's insurance limits.

15. RELATED PARTY TRANSACTION

          On June 27, 2003, the Company borrowed $1.0 million from InfoTech USA, Inc. under the terms of a commercial loan agreement and term note.
The loan accrues interest at an annual rate of 16% and interest is payable monthly beginning on July 31, 2003 with principal and accrued interest due June 30, 2004. Under the terms of a Stock Pledge Agreement the Company has pledged 750,000 shares of Digital Angel Corporation common stock that it owns as collateral for the loan. The proceeds of the loan were used to fund operations.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our 2002 Annual Report on Form 10-K.

         Our company, Applied Digital Solutions, Inc., together with our subsidiaries, is an advanced technology development company. We grew significantly through acquisitions, and since 1996 we have completed 51 acquisitions. During the last half of 2001 and during 2002, we sold or closed many of the businesses that we had acquired that we believed did not enhance our strategy of becoming a leading advanced technology development company. These companies were primarily telephone system providers, software developers, software consultants, networking integrators, computer hardware suppliers or were engaged in other businesses or had a customer basis that we believed did not promote or complement our current business strategy. As of September 30, 2003, our business operations consisted of the operations of six wholly owned-subsidiaries, which we collectively refer to as the Advanced Technology segment, and two majority-owned subsidiaries, Digital Angel Corporation (AMEX:DOC), and InfoTech USA, Inc. (OTC:IFTH) (formerly SysComm International Corporation). Currently, we own approximately 71.4% of Digital Angel Corporation and 52.5% of InfoTech USA, Inc.

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

RECENT/OTHER DEVELOPMENTS

         Payment in Full of Obligations to IBM Credit LLC

         Effective April 1, 2003, we entered into a Forbearance Agreement with IBM Credit. Under the terms of the Forbearance Agreement, we had the right to purchase all of our outstanding debt obligations to IBM Credit, totaling approximately $100.0 million (including accrued interest), if we paid IBM Credit $30.0 million in cash by June 30, 2003. As of June 30, 2003, we made cash payments to IBM Credit totaling $30.0 million and, thus, we have satisfied in full our debt obligations to IBM Credit. As a result, during the nine-months ended September 30, 2003, we recorded a gain on the forgiveness of debt of approximately $70.0 million, exclusive of certain bonuses. The repayment of the obligations to IBM Credit and the bonuses are more fully discussed in Note 4.

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

         Securities Purchase Agreements

         We are offering up to 30.0 million shares of our common stock in a public offering registered under the Securities Act of 1933. To date, we have sold an aggregate of 22.0 million shares of our common stock under the offering, pursuant to the terms of three separate securities purchase agreements entered into on September 19, 2003 with each of First Investors Holding Co., Inc., Magellan International LTD and Cranshire Capital, LP. J.P. Carey Securities, Inc. acted as our placement agent. The sales resulted in gross proceeds to us of $8.0 million before deduction of a 2.0% placement agency fee.

         Nasdaq SmallCap Listing

         Since November 12, 2002, our common stock has traded on the SmallCap under the symbol "ADSX." Since being traded on the SmallCap, the minimum bid price of our common stock has been less than the SmallCap's minimum bid price requirement. To maintain our SmallCap listing, we had until October 27, 2003, for our common stock to regain compliance with the SmallCap's minimum bid requirement of at least $1.00 per share for a minimum of ten (10) consecutive trading days. Our common stock did not regain the minimum bid price requirement and on October 28, 2003, the Nasdaq Stock Market informed us by letter that our securities would be delisted from the SmallCap. We have filed an appeal and an oral hearing request. The hearing request will stay the delisting of our securities pending a decision by the Nasdaq's Listing Qualifications Panel ("Panel"). Since we comply with all of the SmallCap's listing requirements with the exception of the minimum bid price requirement, and since our Board of Directors has the authority to effect a reverse stock split which may enable us to meet the minimum bid price requirement as more fully discussed below, we do not expect to be delisted from the

SmallCap. If our stock is delisted from the SmallCap, it may trade on the OTC Bulletin Board or another market or quotation system. While we do not anticipate that a delisting of our common stock from the SmallCap would have any material implications on our results of operations, it may impact our ability to raise funds in the equity markets, and it may reduce the liquidity of our common stock. The delisting of our common stock would constitute an event of default under the Debentures and related agreements.

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

         Severance Agreements

         On March 21, 2003, Richard J. Sullivan, our then Chairman of the Board of Directors and Chief Executive Officer, retired and Jerome C. Artigliere, our then Senior Vice President and Chief Operating Officer, resigned. Our Board of Directors negotiated severance agreements with Richard Sullivan and Jerome Artigliere under which they are to receive a one-time payment of 56.0 million shares and 4.8 million shares of our common stock, respectively. In addition, stock options held by them exercisable for approximately 10.9 million shares and 2.3 million shares of our common stock, respectively, were re-priced and exercised. Richard Sullivan's severance agreement provides that the payment of shares and re-pricing of options provided for under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. That agreement required us to make payments of roughly $17 million to him, or approximately $3.9 million more than is owed under the severance agreement. In addition, as a result of the termination of Richard Sullivan's employment with us, a "triggering event" provision in the severance agreement we had entered into with Garrett Sullivan, our former Vice Chairman of the Board (who is not related to Richard Sullivan), at the time of his ceasing to serve in such capacity in December 2001, was triggered. We negotiated a settlement of our obligations under Garrett Sullivan's severance agreement that required us to issue to him 7.5 million shares of our common stock. As a result of the terminations of Messrs. Sullivan and Artigliere, we recorded severance expense of $22.0 million during the first quarter of 2003, including $2.5 million resulting from the re-priced options. On July 25, 2003, our shareholders approved the terms of the severance agreements. Since our obligation to Richard Sullivan under his severance agreement was less than our obligation to him under his employment agreement, we reversed approximately $3.9 million of such severance expense during the three-months ending September 30, 2003. The severance agreements and the terms of Richard Sullivan's previous employment agreement are more fully discussed in Note 10 to our condensed consolidated financial statements.

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

BUSINESS SEGMENTS

         As a result of (a) the merger of pre-merger Digital Angel and MAS on March 27, 2002, (b) the significant restructuring of our business during the past two years and (c) our emergence as an advanced technology development company, we have re-evaluated and realigned our reporting segments. Since January 1, 2002, we operated in three business segments:
Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc. Business units that were part of our continuing operations and that were closed or sold during 2001 and 2002 are reported as "All Other." The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of our subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporate/Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions. Included in "Corporate/Eliminations" for the three-months ended September 30, 2003, is a reversal of approximately $3.9 million of severance expense associated with the termination of a former officer and director and included in the nine-months ended September 30, 2003, is a gain on the forgiveness of debt obligations to IBM Credit of $70.0 million, $4.3 million of bonuses awarded for the successful repayment of all obligations to IBM Credit and a severance charge of approximately $18.1 million associated with the termination of certain former officers and director. Included in "Corporate/Eliminations" for the nine-months ended September 30, 2002, is a non-cash compensation charge of $18.7 million associated with pre-merger Digital Angel options, which were converted into options to acquire shares of MAS in connection with the merger of pre-merger Digital Angel and MAS.

         (Loss) income from continuing operations before taxes, minority interest, net loss on subsidiary merger transaction and equity in loss of affiliate from each of our segments during the three and nine-months ended September 30, 2003 and 2002, was as follows (we evaluate performance based on stand-alone segment operating income as presented below):

                                                               THREE-MONTHS ENDED               NINE-MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                                 (In thousands)                   (In thousands)
                                                          -----------------------------     ---------------------------
                                                               2003           2002              2003          2002
                                                               ----           ----              ----          ----
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES,
MINORITY INTEREST, NET (GAIN) LOSS ON SUBSIDIARY
MERGER  TRANSACTION AND EQUITY IN LOSS OF AFFILIATE BY
SEGMENT:

     ADVANCED TECHNOLOGY                                        $481           $(90)             $974          $(113)
     DIGITAL ANGEL CORPORATION (1)                            (2,625)          (976)           (5,038)        (4,250)
     INFOTECH USA, INC.                                         (108)           (33)             (731)           (62)
     ALL OTHER                                                    44            (27)              373            117
     CORPORATE / ELIMINATIONS (1)                                (73)        (4,482)           33,158        (41,235)
                                                          --------------- -------------     ------------- -------------
     TOTAL                                                   $(2,281)       $(5,608)          $28,736       $(45,543)
                                                          =============== =============     ============= =============

         (1) For Digital Angel Corporation, the loss for the nine-months ended September 30, 2002 excludes $1.8 million of interest expense associated with our obligations to IBM Credit and $18.7 million of non-cash compensation expense associated with pre-merger Digital Angel options which were converted into options to acquire MAS stock, all of such expenses having been reflected as additional expense in the separate financial statement of Digital Angel Corporation included in its Form 10-Q dated September 30, 2002. The $1.8 million of interest expense and the $18.7 million of non-cash compensation expense are reflected in "Corporate/Eliminations" for the nine-months ended September 30, 2002.

         Our sources of revenue and gross profit consist of sales of products and services from our three operating segments. Our significant sources of revenue for the nine-months ended September 30, 2003, were as follows:

                                                                                                Percentage of
Sources of Revenue:                                                                             Total Revenue
-------------------                                                                             -------------
Sales of voice, data and video telecommunications networks to government
  agencies                                                                                              36.1%

Electronic visual identification tags and implantable microchips for the
  companion animal, livestock, laboratory animal, fish and wildlife markets                             26.3%

Sales of IT hardware and services from our InfoTech USA, Inc. segment                                   15.4%

GPS enabled search and rescue equipment, intelligent communications products and
  services for telemetry, mobile data and radio communications                                          11.4%

Other products and services (individually, none of these products and services
  exceeded 10% of our total revenues for the nine-months ended September 30, 2003)                      10.8%
                                                                                            ------------------
Total                                                                                                  100.0%
                                                                                            ==================

         Our significant sources of gross profit and margin by product type for the nine-months ended September 30, 2003, were as follows:

                                                                                GROSS PROFIT      GROSS MARGIN
Gross Profit and Margin by Product Type:                                       (IN THOUSANDS)      PERCENTAGE
----------------------------------------                                       --------------     ------------
Sales of voice, data and video telecommunications networks to government
  agencies                                                                            $4,926             19.6%
Visual identification tags and implantable microchips for the companion
  animal, livestock, laboratory animal, fish and wildlife markets                      7,912             43.1%
Sales of IT hardware and services from our InfoTech USA, Inc. segment                  1,810             16.9%
GPS enabled search and rescue equipment, intelligent communications
  products and services for telemetry, mobile data and radio communications            3,871             48.8%
Other products and services                                                            3,934             51.7%
                                                                             ---------------- -----------------
Total                                                                                $22,453             32.2%
                                                                             ================ =================


         A breakdown of our revenues and gross profit and margins from continuing operations by segment for the three and nine-months ended September 30, 2003 and 2002, is presented under the heading "Results of Continuing Operations", beginning on page 47.

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

         Expenses associated with our VeriChip, Thermo Life and PLD products are included in this segment. Our VeriChip product has multiple applications in security, personal identification, safety, healthcare (subject to FDA approval) and more. As of September 30, 2003, we have recorded revenue of $0.3 million associated with our VeriChip product, and we have not recorded any revenue from our Thermo Life or PLD products.

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

         Our Animal Applications division develops, manufactures, and markets a broad line of electronic and visual identification devices for the companion animal, livestock, laboratory animal, fish and wildlife markets worldwide. The tracking of cattle and hogs are crucial both for asset management and for disease control and food safety. The principal technologies employed by Animal Applications are electronic ear tags and implantable microchips that use radio frequency transmission. This division includes our Bio-Thermo(TM) product;

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

         The majority of sales in this segment are from the Animal Applications division. Digital Angel Corporation has recorded minimal sales of the Digital Angel and Bio-Thermo products as of September 30, 2003.

         InfoTech USA, Inc. (formerly SysComm International)

         Our InfoTech USA, Inc. segment consists of the business operations of our 52.5% owned subsidiary, InfoTech USA, Inc. This segment is a full service provider of Information Technology (IT) products and services. During 2002, this segment continued its strategy of moving away from a product-driven systems integration business model to a customer-oriented IT strategy-based business model. It has further developed its deliverable IT product and services by adding new consulting and service offerings, and increasing the number of strategic alliances with outside technical services firms and manufacturers of high-end IT products. The principal products and services in this segment are computer hardware and computer services. The majority of InfoTech USA, Inc.'s revenue is derived from sales of computer hardware. InfoTech USA, Inc.'s services consist of IT consulting, installation, project management, design and deployment, computer maintenance and other professional services.

         Discontinued Operations

         On March 1, 2001, our Board of Directors approved a plan to sell Intellesale, Inc. and all of our other non-core businesses. The results of operations, financial condition and cash flows of Intellesale and all of our other non-core businesses have been reported as Discontinued Operations in our financial statements.

         Growth Strategy

         We are an advanced technology company that focuses on a range of life enhancing personal safeguard technologies, early warning systems, miniaturized power sources and security monitoring systems combined with the comprehensive data management services to support them. Our business strategy is to position ourselves as a leading advanced technology development company through the development and commercialization of proprietary technology such as our Digital

Angel(TM), Thermo Life(TM), VeriChip(TM), Bio-Thermo(TM) and PLD, which are examples of what we refer to as our life enhancing technology, as more fully discussed below.

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

         VeriChip, which we believe to be the world's first implantable microchip for humans was the next technology developed by our Research Group. Its distribution rights are licensed from Digital Angel Corporation to VeriChip Corporation, our wholly-owned subsidiary. VeriChip has multiple applications in security, personal identification, safety, healthcare information (subject to FDA approval) and more. Our strategy is for VeriChip Corporation to follow a business model comparable to Digital Angel Corporation. VeriChip Corporation is planned as our next "spawned" technology company.

         With Thermo Life, Bio-Thermo and PLD hoping to be launched in the not too distant future as the third, fourth and fifth products developed by our Research Group (Digital Angel and VeriChip being the first and second products), our business strategy will evolve over time and we hope to become a group of technology companies underpinned by advanced proprietary personal safeguard technologies, each complemented by an operating company that brings revenue and management. By maintaining a majority ownership position in each company, we will consolidate operating results and maximize our investment.

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

         We expect to begin marketing Thermo Life during the fourth quarter of 2003. If and when, an order is received, the manufacturing of Thermo Life will be "original equipment manufacturing".

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

         BIO-THERMO(TM) - On February 1l, 2003, we announced that we received written clearances from the FDA and the United States Department of Agriculture to market our new product, Bio-Thermo, for use in pets, livestock and other animals. Bio-Thermo is our first fully integrated implantable bio-sensing microchip that can transmit a signal containing accurate temperature readings to our proprietary RFID scanners. With this new technology, accurate temperature readings can be obtained by simply passing the RFID handheld scanner over the animal or by having the animal walk through a portal scanner. We believe that Bio-Thermo and other biosensors developed in the future will provide vital internal diagnostics about the health of animals more efficiently and accurately than the invasive techniques used in the industry today. Digital Angel Corporation developed Bio-Thermo. Sales of Bio-Thermo began in the third quarter of 2003.

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

         We believe that we have excellent relationships with our existing customers and we are continually striving to improve our products and services in order to maintain and grow our revenues from our existing customer base. In addition, we intend to use our relationships with our existing customers to aid in the generation of sales of our advanced technology products. For example, the companion animal, livestock, laboratory animal, and wildlife customers for Digital Angel Corporation's visual identification tags and implantable microchip products provide a ready-made market for its Bio-Thermo product. We intend to market VeriChip's security and identification applications to governmental agencies including the agencies that are part of Computer Equity Corporation's customer base. Computer Equity Corporation's key customers include the Departments of Defense, Justice and Agriculture, the United States Postal Service and the Social Security Administration. One of our major strategic initiatives is to obtain FDA permission to market our VeriChip product for healthcare information applications in the United States. If we are successful in obtaining FDA permission, we believe that the healthcare related applications would greatly expand the market for VeriChip.

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
                                 ==========================================  ========================================

         Advanced Technology segment's revenue increased $1.3 million and $0.7 million in the three and nine-month periods ended September 30, 2003, respectively, when compared to the three and nine-month periods ended September 30, 2002. Product revenue increased by $1.5 million, or 21.3%, and service revenue decreased by $0.2 million, or 7.8%, in the three-months ended September 30, 2003, as compared to the three-months ended September 30, 2002. Product revenue increased by $2.3 million, or 11.3%, and service revenue decreased by $1.7 million, or 16.6%, in the nine-months ended September 30, 2003, as compared to the nine-months ended September 30, 2002. We attribute the increase in product revenue during the three and nine-months ended September 30, 2003, to Computer Equity Corporation's government contract projects. Government contract revenue increased as a result of higher revenues under the WACS contract. We attribute the decrease in service revenue during the three and nine-months ended September 30, 2003, to the sale of one of the businesses in this group during the fourth quarter of 2002, which contributed approximately $0.9 million of the decrease for the nine-months ended September 30, 2003, and to reduced sales of website and software support and other technology services, which contributed approximately $0.8 million of the decrease for the nine-months ended September 30, 2003.

         Digital Angel Corporation segment's revenue decreased $1.3 million and increased $1.3 million in the three and nine-month periods ended September 30, 2003, respectively, when compared to the three and nine-month periods ended September 30, 2002. Product revenue decreased by $2.0 million, or 22.5%, and service revenue increased by $0.7 million, or 83.1%, in the three-months ended September 30, 2003, as compared to the three-months ended September 30, 2002. Product revenue increased by $1.0 million, or 4.2%, and service revenue increased by $0.3 million, or 12.4%, in the nine-months ended September 30, 2003, as compared to the nine-months ended September 30, 2002. We attribute the decrease in product revenue for the three-months ended September 30, 2003, primarily to fewer sales to companion animal microchip customers of approximately $1.3 million. We attribute the increase in product sales for the nine-months ended September 30, 2003, primarily to an increase in sales to fish and wildlife industry customers. Our fish and wildlife industry customers consist of the Army Corp of Engineers, Biomark, Inc., the Department of Energy and Pacific Marine Fisheries. These increases are partially offset by a decrease of approximately $0.6 million in sales to our companion animal microchip customers. We attribute the increases in service revenue for the nine-months ended September 30, 2003, primarily to Animal Application's engineering service revenue, which contributed approximately $0.8 million of the increase and to our Medical Systems division, which contributed $0.4 million of the increase. These increases were partially offset by a decrease in revenue from our wireless and monitoring division. The engineering service revenue results from research and development performed for certain of our fish and wildlife customers.

         InfoTech USA, Inc. segment's revenue decreased $0.3 million and $9.1 million in the three and nine-months ended September 30, 2003, respectively, when compared to the amounts for the three and nine-month ended September 30, 2002. Product revenue decreased by $0.4 million, or 11.2%, and service revenue increased by $0.1 million, or 16.6%, in the three-months ended September 30, 2003, as compared to the three-months ended September 30, 2002. Product revenue decreased by $9.0 million, or 50.8%, and service revenue decreased by $0.1 million, or 5.9%, in the nine-months ended September 30, 2003, as compared to the nine-months ended September 30, 2002. We attribute the decreases in product revenue for both periods and the decrease in service revenue during the nine-months ended September 30, 2003, primarily to a continued soft market for both product sales and service sales, and also to our decision in April 2002 to cease selling some of our lower-margin computer hardware and focus on selling higher-margin products and related technical services. The lower-margin computer hardware products were mid-range Unix based computers, which offered little opportunity for adjunct sales of related higher-margined technical services. InfoTech USA, Inc.'s current offering of higher-margin products and related technical services include Intel based computers and servers, which provide InfoTech USA, Inc. with an opportunity to provide add-on higher-margined technical services. We attribute the increase in services revenue for the three-months ended September 30, 2003, to an increase in sales requiring technical services. These services included installation and configuration of laptops sold in the previous quarter and installation and configuration of an enterprise storage area network.

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
                                    =======================================  ========================================

         Advanced Technology segment's gross profit decreased $0.2 million in the three-months ended September 30, 2003, and margin decreased to 24.2% from 29.4% when compared to the three-months ended September 30 2002. Gross profit decreased $2.0 million in the nine-months ended September 30, 2003, and margin decreased to 26.3% from 33.6% when compared to the nine-months ended September 30, 2002. We attribute the decrease in gross profit and margins in the three and nine-months ended September 30, 2003, primarily to lower profit margins on government contract sales, as well as to a reduction in sales of software and website support, and the sale of one of the businesses in this group during the fourth quarter of 2002. We earned lower gross profit margin on government contract sales in the three and nine-months ended September 30, 2003, due to an increase in competition for government contracts and an increase in sales of certain lower-margin telephone integration systems. Margins earned on government contract sales during the three and nine-months ended September 30, 2003, were 15.8% and 19.6%, respectively, as compared to margins of 23.9% and 29.4%, for the three and nine-months ended September 30, 2002, respectively. We anticipate that our margins from government contract sales will continue to range from 15.0% to 20.0% in the future.

         Digital Angel Corporation segment's gross profit decreased $1.1 million in the three-months ended September 30, 2003, and margin decreased to 45.4% in the three-months ended September 30, 2003, from 50.7% in the three-months ended September 30, 2002. Gross profit increased $0.1 million in the nine-months ended September 30, 2003, while margin decreased to $44.5% in the nine-months ended September 30, 2003, from 46.2% in the nine-months ended September 30, 2002. We attribute the decrease in gross profit for the three-months ended September 30, 2003, primarily to the reduced sales of our companion animal microchips during the period. We attribute the increase in gross profit for the nine-months ended September 30, 2003, primarily to the previously mentioned increase in revenue from sales to our fish and wildlife industry customers. We attribute the decreases in gross profit margin primarily to increased overhead expenses at our Animal Applications division. We expect our gross margins to remain the same in the future.

         InfoTech USA, Inc. segment's gross profit decreased $0.4 million in the three-months ended September 30, 2003, and margin decreased to 18.2% in the three-months ended September 30, 2003, from 25.9% in the three-months ended September 30, 2002. Gross profit decreased $1.7 million in the nine-months ended September 30, 2003, and margin decreased to 16.9% in the nine-months ended September 30, 2003, from 17.7% in the nine-months ended September 30, 2002. The decreases in gross profit and gross profit margin during the three and nine-months ended September 30, 2003, were primarily due to reduced incentives from manufacturers. We are hoping that our margins will improve in the future as we focus on sales of higher margined products and services. We do not anticipate a decrease due to cost cutting measures.

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

         Selling, general and administrative expense from continuing operations during the three and nine-months ended September 30, 2003 and 2002, by segment was as follows:

                                             THREE-MONTHS ENDED              NINE-MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                               (In thousands)                 (In thousands)
                                      -----------------------------     --------------------------
                                             2003          2002              2003         2002
                                             ----          ----              ----         ----
     Advanced Technology                    $ 2,151       $3,106            $ 6,824      $ 9,508
     Digital Angel Corporation                4,215        4,051             12,115       11,322
     InfoTech USA, Inc.                         849        1,125              2,411        3,224
     All Other                                  (44)          11               (373)       1,067
     Corporate / Eliminations                (2,096)        (863)            26,028       29,514
                                      -----------------------------     --------------------------
     Total                                  $ 5,075       $7,430            $47,005      $54,635
                                      =============================     ==========================

   Selling, general and administrative expense as a percentage of revenue for each of the operating segments was:

                                                   THREE-MONTHS ENDED              NINE-MONTHS ENDED
                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                              ---------------------------      -------------------------
                                                  2003           2002              2003         2002
                                                  ----           ----              ----         ----
                                                   %              %                 %             %
                                                   -              -                 -             -
     Advanced Technology                         19.1           31.1               22.0         31.3
     Digital Angel Corporation                   50.6           42.1               43.3         42.4
     InfoTech USA, Inc.                          20.1           24.8               22.5         16.2
     All Other                                     --             --                 --           --
     Corporate / Eliminations (1)                (8.8)          (3.6)              37.3         38.1
                                              ---------------------------      -------------------------
     Total                                       21.3           30.7               67.3         69.7
                                              ===========================      =========================

(1) Corporate's percentage has been calculated as a percentage of total revenue.

         Advanced Technology segment's selling, general and administrative expense decreased $0.9 million, or 30.3%, to $2.2 million in the three-months ended September 30, 2003 from $3.1 million in the three-months ended September 30, 2002. Selling, general and administrative expense decreased $2.7 million, or 28.2%, to $6.8 million in the nine-months ended September 30, 2003, from $9.5 million in the nine-months ended September 30, 2002. As a percentage of revenue, selling, general and administrative expense decreased in the three and nine-months ended September 30, 2003. We attribute the decrease for the three-months ended September 30, 2003, primarily to introductory marketing and promotional costs associated with our VeriChip product of approximately $0.5 million, which were incurred during the three-months ended September 30, 2002, and to the sale of one of the businesses in this group during the fourth quarter of 2002. This business incurred approximately $0.3 million of selling, general and administrative expense during the three-months ended September 30, 2002. We attribute the decrease for the nine-months ended September 30, 2003, primarily to a decrease of approximately $1.3 million in legal and other costs associated with a lawsuit that was settled on July 15, 2002, and to the sale of one of the businesses in this group during the fourth quarter of 2002. This business incurred approximately $0.7 million of selling, general and administrative expense during the nine-months ended September 30, 2002. Other cost saving measures also contributed to the decrease.

         Digital Angel Corporation segment's selling, general and administrative expense increased $0.2 million, or 4.0%, to $4.2 million in the three-months ended September 30, 2003, from $4.1 million in the three-months ended September 30, 2002. Selling, general and administrative expense increased $0.8 million, or 7.0%, to $12.1 million in the nine-months ended September 30, 2003, from $11.3 million in the nine-months ended September 30, 2002. We attribute the increases for the nine-months ended September 30, 2003, primarily to additional consulting expenses associated with obtaining FDA approval for the VeriChip product of approximately $0.6 million, the payment of a $0.2 million credit termination fee to Wells Fargo and additional expenses of $0.4 million for our GPS and Radio and Communications division. These increases were partially offset by a decrease in selling, general and administrative expense for our Wireless and Monitoring division. As a percentage of revenue, selling, general and administrative -- expense increased during the three-months ended September 30, 2003, due primarily to the reduction in sales during the period and the additional expenses noted above. As a percentage of revenue, selling, general and administrative expense remained relatively constant during the nine-months ended September 30, 2003, as compared to the nine-months ended September 30, 2002.

         InfoTech USA, Inc. segment's selling, general and administrative expense decreased $0.3 million, or 24.5%, to $0.8 million in the three-months ended September 30, 2003, from $1.1 million in the three-months ended September 30, 2002. Selling, general and administrative expense decreased $0.8 million, or 25.2%, to $2.4 million in the nine-months ended September 30, 2003, from $3.2 million in the nine-months ended September 30, 2002. We attribute the decreases primarily to layoffs and costs related to the aborted VeriChip merger, which were expensed during the three-months ended September 30, 2002. The costs related to the VeriChip merger were approximately $0.3 million in both the three and nine-months ended September 30, 2002. The layoffs reduced selling, general and administrative expense by approximately $0.1 million and $0.5 million in the three and nine-months ended September 30, 2003, respectively. As a percentage of revenue, selling, general and administrative expense decreased in the three-months ended September 30, 2003, due primarily to the VeriChip merger expenses and increased in the nine-months ended September 30, 2003, due to the decrease in sales.

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

         "Corporate / Eliminations" selling, general and administrative expense decreased $1.2 million, or 142.9%, resulting in a credit of $2.1 million for the three-months ended September 30, 2003, compared to a credit of $0.9 million in the three-months ended September 30, 2002. We attribute this decrease primarily to the reduction of severance expense of $3.9 million. On July 25, 2003, our shareholders approved the terms of Richard Sullivan's (our former Chairman and Chief Executive Officer) severance agreement. Since our obligation to Richard Sullivan under his severance agreement was less than our obligation to him under his employment agreement, we reversed approximately $3.9 million of severance expense during the three-months ending September 30, 2003. Partially offsetting this decrease was a fluctuation of non-cash compensation expense associated with the re-pricing of 19.3 million stock options during 2001. During the three-months ended September 30, 2003, we reversed approximately $0.5 million in non-cash compensation expense associated with the re-priced options compared to a reversal of $2.9 million during the three-months ended September 2002. The options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and fluctuations in our common stock price result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expired. Also partially offsetting the decrease was a reversal during the three-months ended September 30, 2002, of the valuation allowance associated with a note receivable of approximately $0.9 million.

         Selling, general and administrative expense decreased $3.5 million, or 11.9%, to $26.0 million in the nine-months ended September 30, 2003, from $29.5 million in the nine-months ended September 30, 2002. We attribute the majority of the decrease to the following factors: a) we incurred a charge of approximately $3.9 million during the nine-months ended September 30, 2002, for valuation reserves associated with notes receivable for stock issuances from certain current and former officers and directors. The officers and directors received no cash proceeds from these loans. In September 2000, when the notes were originated, we notified these officers and directors that we intended to pay their annual interest as part of their compensation expense/directors remuneration and to provide a gross-up for the associated income taxes. Annual interest payments were due on September 27, 2001 and September 27, 2002. We chose not to pay the interest and related tax gross-up. In addition, the principal amount of the notes and a final annual interest payment became due on September 27, 2003. We, therefore, consider such notes to be in default and have begun steps to foreclose on the underlying collateral (all of the stock) in satisfaction of the notes. Our decision to take this action relates in part to the passage of the corporate reform legislation under the Sarbanes-Oxley Act of 2002, which, among other things, prohibits further extension of credit to officers and directors; b) we reduced approximately $1.5 million and incurred approximately $0.5 million in non-cash compensation expense during the nine-months ended September 30, 2003 and 2002, respectively, due primarily to re-pricing 19.3 million stock options during 2001; and c) we recorded non-cash compensation expense associated with pre-merger Digital Angel options of approximately $18.7 million during the nine-months ended September 30, 2002. Under the terms of the merger, options to acquire shares of pre-merger Digital Angel common stock were converted into options to acquire shares of MAS common stock. The transaction resulted in a new measurement date for the options. As all of the option holders were our employees or directors, these options were considered fixed awards under APB Opinion No. 25 and expense was recorded for the intrinsic value of the options converted. Partially offsetting these decreases were the following:
a) we incurred approximately $17.9 million in severance expense during the nine-months ended September 30, 2003, which resulted from the termination of executive officers and director during the nine-months ended September 30, 2003, including $2.5 million resulting from re-pricing stock options. (An additional

$0.2 million of severance expense associated with these terminations is included in the Advance Technology segment's selling, general and administrative expense for the nine-months ended September 30, 2003); and b) we incurred $4.3 million in bonus expense during the nine-months ended September 30, 2003. The bonuses, which may be paid in cash (subject to availability) or in shares of our common stock based upon mutual agreement of the recipient and us, subject to any regulatory or necessary approvals, were awarded to directors, executive officers and other employees in recognition of their efforts in achieving the successful repayment of all obligations to IBM Credit. The amount and timing of the payment of these bonuses will depend on various factors, including (among others) the rate of our business growth, our research and development efforts and pipeline, the effort and timing involved in obtaining FDA and other necessary approvals for our VeriChip product's heathcare information applications, capital equipment needs, the requirements of our customers, and opportunities discovered or presented to us.

         RESEARCH AND DEVELOPMENT

         Research and development expense from continuing operations was $1.8 million and $0.9 million for the three-months ended September 30, 2003, and 2002, respectively. Research and development expense from continuing operations was $4.5 million and $2.5 million for the nine-months ended September 30, 2003 and 2002, respectively. Research and development expense increased to 7.7% of revenue in the three-months ended September 30, 2003, from 3.6% of revenue in the three-months ended September 30, 2002, and increased to 6.4% of revenue in the nine-months ended September 30, 2003, from 3.2% of revenue in the nine-months ended September 30, 2002. Research and development expense relates primarily to the development of our products, Digital Angel, VeriChip, Thermo Life, Bio-Thermo and PLD, and Digital Angel Corporation's Sarbe (locator beacon) project.

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
                                                          ============================      ========================

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense from continuing operations was $0.6 million and $1.3 million for the three-months ended September 30, 2003 and 2002, respectively. Depreciation and amortization expense from continuing operations was $1.8 million and $3.7 million for the nine-months ended September 30, 2003 and 2002, respectively. Depreciation and amortization expense decreased to 2.5% of revenue in the three-months ended September 30, 2003, from 5.2% of revenue in the three-months ended September 30, 2002, and decreased to 2.6% of revenue in the nine-months ended September 30, 2003, from 4.8% of revenue in the nine-months ended September 30, 2002.

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

         Digital Angel Corporation segment's depreciation and amortization expense decreased by $0.5 million, or 54.9%, to $0.4 million in the three-months ended September 30, 2003, from $1.0 million in the three-months ended September 30, 2002. Depreciation and amortization expense decreased by $1.6 million, or 55.0%, to $1.3 million in the nine-months ended September 30, 2003, from $2.9 million in the nine-months ended September 30, 2002. We attribute the decreases primarily to the exclusion of depreciation expense for a license to a digital encryption and distribution software system that Digital Angel Corporation impaired during the fourth quarter of 2002. In connection with this system, Digital Angel Corporation incurred $0.5 million and $1.5 million of depreciation expense in the three and nine-months ended September 30, 2002, respectively.

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

RESULTS OF DISCONTINUED OPERATIONS

         On March 1, 2001, our Board of Directors approved a plan to offer for sale our Intellesale business segment and all of our other "noncore businesses." Prior to approving the plan, the assets and results of operations of the noncore businesses had been segregated for external and internal financial reporting purposes from the assets and results of operations of the Company. All of these noncore businesses were part of their own reporting unit for segment reporting purposes and all of these businesses were being held for sale. These five individually managed businesses, operated in manufacturing and fabricating industries apart from our core businesses. Accordingly, the operating results of these entities have been reclassified and reported as discontinued operations for all periods presented. As of March 1, 2002, we had sold or closed substantially all of the businesses comprising Discontinued Operations and there were two insignificant companies remaining. One of the remaining businesses was sold effective May 2002, and the other was sold in July 2003. Proceeds from the sales of Discontinued Operations companies were primarily used to repay amounts outstanding under the IBM Credit Agreement.

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

         Debt Covenant Compliance and Liquidity

         On March 1, 2002, we and the Digital Angel Share Trust entered into the IBM Credit Agreement with IBM Credit, which became effective on March 27, 2002, the effective date of the merger between pre-merger Digital Angel and MAS. At December 31, 2002, we failed to maintain compliance with the financial performance covenant under the IBM Credit Agreement. In addition, as of June 30, 2003, March 31, 2003, and December 31, 2002, Digital Angel Corporation failed to maintain compliance with certain financial covenants under its credit agreement with its prior lender, Wells Fargo. Well Fargo provided Digital Angel Corporation with waivers of such non-compliance. IBM did not provide a waiver. Digital Angel Corporation terminated its lending arrangement with Wells Fargo on August 28, 2003, as more fully discussed in
Note 4 to the condensed consolidated financial statements.

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

         On November 12, 2003, we announced that we had entered in a letter agreement with the Purchasers. Under the letter agreement, the Purchasers were required to convert a minimum of 50% of the outstanding principal amount of the Debentures plus all accrued and unpaid interest into shares of our common stock on November 12, 2003, the First Conversion Date. The conversion price was $0.35 per share. In addition, per the terms of the letter agreement, the Purchasers are required to convert any remaining outstanding principal amount of the Debentures plus accrued interest on or before November

19, 2003, the Second Conversion Date. The conversion price for the Second Conversion Date is 84% of the volume- weighted average trading price of our common stock for the five trading days prior to November 17, 2003 (the "Discounted VWAP"). If the Discounted VWAP is less than $0.35 per share, the conversion price shall be $0.35 per share and not the Discounted VWAP and the Purchasers shall not be obligated to purchase the remaining principal amount. As of the First Conversion Date, the Purchasers have converted approximately 93% of the original principal amount of the Debentures. We have issued 23.8 million shares of our common stock in connection with the conversions taking place on the First Conversion Date. In addition, as of November 12, 2003, the Debenture holders have exchanged $0.7 million of principal amount of the Debentures into 0.3 million shares of the Digital Angel Corporation common stock owned by us. Following these exchanges, we currently own 19.3 million shares of Digital Angel Corporation's common stock, or approximately 71.4% of the shares of Digital Angel Corporation's common stock outstanding as of November 12, 2003. Any Debenture that is not converted under the terms of the letter agreement will continue in accordance with the terms of the Debentures and related agreements, except that a Debenture holder electing not to convert its Debenture under the offer may not deem the participation in the offer by the other Debenture holders to change the price or cause other adjustments to the Debentures. The Debentures are more fully described in Note 4 to our condensed consolidated financial statements.

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

         As a result of the complete satisfaction of all of our obligations to IBM Credit, we entered into an Amended and Restated Trust Agreement with the Digital Angel Share Trust, dated June 30, 2003. Under the terms of the revised trust agreement, the Digital Angel Share Trust has retained all of its rights, title and interest in 15.0 million shares of the Digital Angel Corporation common stock owned by us in consideration of the Debentures and in order to secure and facilitate the payment of our obligations under the Debentures. Scott R. Silverman, our Chief Executive Officer, serves as the sole advisory board member of the Digital Angel Share Trust.

         The repayment of all of our debt obligations to IBM Credit resolved one of the major factors impacting our ability to continue as a going concern. Our ability to continue as a going concern is also predicated upon numerous factors with varying levels of importance including our ability to:

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

            o Fifth, we must complete the development of the second generation Digital Angel product in order to improve the product's salability; and

            o Finally, we must continue to maintain compliance with the covenants under the Debentures and related agreements.

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

    o To raise additional equity through the offering of up to 8.0 million shares of our common stock in a public offering being registered under the Securities Act of 1933 (S-1 SEC File No. 333-106300), subject to approval by the Debenture holders;

    o To successfully convert the remaining Debentures into equity on or before the Second Conversion date, which is November 19, 2003;

    o To generate additional liquidity through divestiture of business units and assets that are not critical to our long-term strategy;

    o To increase our ownership equity position in Digital Angel Corporation by purchasing 3.0 million shares of the Company's common stock at $2.64 per share payable in ADS common stock; and

    o To position Digital Angel Corporation for growth with a new management team and through strategic acquisitions such as OuterLink Corporation.

         It is the opinion of our management that the likelihood of the above plan being effectively implemented is good. On a consolidated reporting basis, cash of $5.0 million was used by operations for the nine-months ended September 30, 2003. Digital Angel Corporation used approximately $3.5 million, while our remaining operations used $1.5 million. Our goal is to establish a sustainable positive cash flow business model.

         We believe that we will be able to generate sufficient revenues, profit margins and related cash flow in the next twelve months from the Advanced Technology segment to cover the operating expenses of this segment as well as our corporate overhead (exclusive of the corporate overhead of Digital Angel Corporation and InfoTech USA, Inc.). The primary source of revenue for the Advanced Technology segment is Computer Equity Corporation. For the nine-months ended September 30, 2003, the Advanced Technology segment reported gross revenue of $31.1 million. Of this amount, Computer Equity Corporation represented $25.2 million or 81.3% of the total revenue. The future revenue outlook for Computer Equity Corporation appears to be positive. In January 2003, Computer Equity Corporation's wholly owned subsidiary, GTI, was one of seventeen companies awarded the federal government's CONNECTIONS contract, which replaced the previous WACS contract. The CONNECTIONS contract has a three-year base term and five successive one-year renewal options. The CONNECTIONS contract is similar to the WACS contract in that it will allow Computer Equity Corporation to provide government agencies with equipment and services for campus and building communications networks and related infrastructure without the need to follow the full procurement process for a new contract. During the remainder of 2003 and beyond our focus will be to generate significant revenue and cash flow from our advanced technology products. We hope to realize positive cash flow in the next twelve months and beyond as these products gain customer acceptance and awareness throughout the world.

         As of September 30, 2003, the Advanced Technology segment and "Corporate/Eliminations" had a combined cash balance of $3.7 million, InfoTech USA, Inc. had a cash balance of $0.9 million, and Digital Angel Corporation had a cash balance of $0.7 million. The specific components and the approximate amount of funds that we anticipate that we will need to continue operating for the next twelve months are as follows:

            o To fund operations (excluding research and development) - none, as we expect to achieve cash flow from operations exclusive of research and development expense
            o  To fund research and development - $4.0 million
            o  To fund capital expenditures - $1.5 million
            o  To fund principal debt payments - $5.0 million

         The nature of our business is such that it does not require a material cash outlay for capital expenditures, and we have no plans to make significant investments in capital expenditures for the next twelve months. We estimate that our Advanced Technology segment's capital expenditures for the next twelve months will be approximately $0.5 million, that Digital Angel Corporation's capital expenditures for 2003 will be approximately $1.0 million and that InfoTech USA, Inc.'s capital expenditures for the next twelve months will be de minimus. For the twelve months ending September 30, 2004, we anticipate the cash outlay for our research and development efforts relating to our advanced technology products to approximate $1.0 million and that Digital Angel Corporation's cash outlay for such efforts will be approximately $3.0 million. InfoTech USA, Inc. does not incur research and development expense.

         Contractual Obligations

         The following table shows the aggregate of our contractual cash obligations as of September 30, 2003:

                                                                        Less Than         1-3           4-5          After 5
         Contractual Cash Obligations                    Total          1 Year            Years         Years        Years
-----------------------------------------------------------------------------------------------------------------------------
                                                                           (amounts in thousands)
-----------------------------------------------------------------------------------------------------------------------------
         Notes payable, long-term debt and other (1)      $15,824            $5,413        $8,170         $120        $2,121
         Operating leases                                  17,084             1,656         1,778        1,160        12,490
         Employment related contracts                       4,028             1,573         1,604          276           575
                                                    -------------- ----------------- ------------- ------------ -------------
           Total contractual cash obligations             $36,936            $8,642       $11,552       $1,556       $15,186
                                                    ============== ================= ============= ============ =============

         (1) Subsequent to September 30, 2003, $9.0 million of the cash obligations reflected in notes payable-long term and other were settled in shares of our common stock as a result of the conversion of a significant portion of the Debentures as more fully discussed in Note 4 to the condensed consolidated financial statements.

         If we are able to achieve positive cash flow from operations and to rely on our various other sources of liquidity as discussed below, we believe that we should have sufficient working capital to satisfy our short-term needs over the next twelve months.

         Sources of Liquidity

         Our operating activities did not provide positive cash flow during the nine-months ended September 30, 2003, or during 2002 and 2001. In addition, during the nine-months ended September 30, 2003, we used $2.2 million of our cash on hand to fund a portion of the $30 million debt payment to IBM Credit under the terms of the Forbearance Agreement.

         Our sources of liquidity may include proceeds from the sale of common stock and preferred shares, proceeds from the sale of businesses, proceeds from the sale of the unrestricted Digital Angel Corporation common stock owned by us, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings. However, these options may not be available, or if available, they may not be on favorable terms. Our capital requirements depend on a variety of factors, including but not limited to, repayment obligations under the Debentures, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions.

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

         On January 17, 2003, the Securities and Exchange Commission issued FIN 46, Consolidation of Variable Interest Entities (FIN 46). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (a) the equity investors (if any) do not have a controlling financial interest or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving addition subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective immediately for VIEs created after January 31, 2003. A company with a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN
46 no later than the beginning of the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 did not have an impact on our financial position or results of operations.

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

FORWARD-LOOKING STATEMENTS

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

         ASSOCIATED RISK FACTORS

         IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN, YOU COULD LOSE THE ENTIRE VALUE OF YOUR INVESTMENT.

         Our financial statements have been prepared on a going concern basis. Our ability to continue as a going concern is predicated upon numerous factors with varying levels of importance as follows:

             o First, we must successfully implement our business plans, manage expenditures according to its budget, and generate positive cash flow from operations;

             o Secondly, we must develop an effective marketing and sales strategy in order to grow our business and compete successfully in our markets;

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

         If we are not successful in managing these factors and achieving these goals, and we are unable to continue as a going concern, you could lose the entire value of your investment.

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

         WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW AND WE MAY NOT BECOME PROFITABLE IN THE FUTURE.

         Excluding a gain on the forgiveness of debt of $70.0 million, we incurred a net loss from continuing operations during the nine-months ended September 30, 2003, of $41.2 million and we incurred net losses from continuing operations of $113.9 million, $188.6 million and $29.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Our consolidated operating activities used cash of $5.0 million, $3.9 million, $18.0 million and $43.4 million during the nine-months ended September 30, 2003, and during 2002, 2001 and 2000, respectively. We have funded our operating cash requirements, as well as our capital needs, during these periods with the proceeds from our investing and/or our financing activities. We may not be able to generate sufficient operating cash flow in the future to meet our operating expenses.

         As of September 30, 2003, we reported minimal revenues from the sale of our Digital Angel(TM), VeriChip(TM) and Bio Thermo(TM) products and we have had no sales of our Thermo Life(TM) and PLD products. We believe that absent significant improvement in the sales of these advanced technology products, our business operations are unlikely to provide sufficient cash flow to support our operational requirements. Our sources of liquidity in the future may include proceeds from the sale of common stock and preferred stock, proceeds from the sale of businesses, proceeds from the sale of the Digital Angel Corporation common stock owned by us, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings. However, we may not be able to obtain sufficient additional financing to meet such requirements on terms acceptable to us, or at all. Our failure to obtain additional funding could have a materially adverse effect on our business, financial condition and results of operations, and may result in our inability to continue operations in the normal course of business.

         IF WE ARE DELISTED FROM THE SMALLCAP IN THE FUTURE IT MAY REDUCE THE LIQUIDITY OF OUR COMMON STOCK, WHICH WOULD IMPACT OUR ABILITY TO RAISE FUNDS IN THE EQUITY MARKETS, AND MAY REDUCE THE MARKET VALUE OF YOUR INVESTMENT.

         Our ability to remain listed on Nasdaq depends on our ability to satisfy applicable Nasdaq criteria including our ability to maintain a minimum bid price of $1.00 per share. Since November 12, 2003, our common stock has traded on the SmallCap under the symbol "ADSX." Since being traded on the SmallCap, the minimum bid price of our common stock has been less than the SmallCap's minimum bid price requirement. To maintain our SmallCap listing, we were required by October 27, 2003, to regain the minimum bid requirement of at least $1.00 per share for a minimum of ten (10) consecutive trading days. Our common stock did not regain the minimum bid price requirement and on October 28, 2003, the Nasdaq Stock Market informed us by letter that our securities would be delisted from the SmallCap. We have filed an appeal and an oral hearing request. The hearing request will stay the delisting of our securities pending a decision by the Nasdaq's Listing Qualifications Panel ("Panel"). The decision of the Panel may not, however, result in the continued listing of our common stock on the SmallCap. If our stock is delisted from the SmallCap, it may trade on the OTC Bulletin Board or another market or quotation system. If our common stock is delisted from the SmallCap, it may impact our ability to raise funds in the equity markets, and it may reduce the liquidity of our common stock.

         WE ARE REQUIRED TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN CONNECTION WITH SEVERANCE AGREEMENTS WITH OUR FORMER EXECUTIVE OFFICERS AND DIRECTORS AND, AS A RESULT, YOUR INVESTMENT IN OUR COMMON STOCK WILL BE FURTHER DILUTED.

         On March 21, 2003, we entered into severance agreements with Richard J. Sullivan, our then Chairman of the Board of Directors and Chief Executive Officer, and Jerry C. Artigliere, our then Senior Vice President and Chief Operating Officer. The severance agreements provide for the payment of 56.0 million and 4.8 million shares of our common stock to Richard Sullivan and Jerome Artigliere, respectively. In addition, stock options held by Richard Sullivan and Jerome Artigliere, which were exercisable for approximately 10.9 and 2.3 million shares of our common stock, respectively, were re-priced. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share, all of which have been exercised. As a result of the termination of Richard Sullivan's employment with us, a "triggering event" provision in the severance agreement we entered into with Garrett Sullivan, our former Vice Chairman of the Board (who is not related to Richard Sullivan), at the time of Garrett Sullivan's ceasing to serve in such capacity in December 2001, has been triggered. We recently negotiated a settlement of our obligations under Garrett Sullivan's severance agreement that required us to issue to him 7.5 million shares of our common stock. We issued the shares to Garrett Sullivan on August 19, 2003. At the advice of Garrett Sullivan's financial advisor, in September 2003, Garrett Sullivan surrendered the shares to us. In accordance with the terms of a letter agreement between Garrett Sullivan and us dated October 20, 2003, we will reissue the shares to him upon the effectiveness of the registration statement registering the shares, which was filed with the SEC on October 6, 2003. The issuance of these shares to our former executive officers and directors, which have been approved by our shareholders, will result in an increase in the total number of our shares outstanding and, as a result, your investment in our common stock will be further diluted.

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

         As of November 12, 2003, there were outstanding warrants and options to acquire up to 37,168,083 additional shares of our common stock. If exercised, these securities could dilute the value of the shares of common stock. In addition, as of November 12, 2003, we had 7,738,210 additional shares of our common stock available to be issued in the future under our stock option plans, and we had 5,949,259 additional shares of our common stock available to be issued in the future under our Employee Stock Purchase Plan. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon exercise could have a negative impact on the value of your investment in our common stock.

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

         Approximately $25.2 million, or 81.3%, $31.3 million, or 74.7%, and $27.4 million, or 61.5%, of our Advanced Technology segment's revenue for the nine-months ended September 30, 2003, and for the years 2002 and 2001, respectively, were generated by our wholly-owned subsidiary, Computer Equity Corporation. Approximately 99.9%, 99.1% and 77.7% of Computer Equity Corporation's revenues during the nine-months ended September 30, 2003, and for the years 2002 and 2001, respectively, were generated through sales to various agencies of the United States Federal Government. Computer Equity Corporation provides telecommunications products and services. Computer Equity has less than one percent of the federal telecommunications market share. Computer Equity's business is highly competitive, and we expect that the competitive pressures we face will not diminish in the future. Many of our competitors have greater financial, technological, marketing and other resources than we do. The loss of, or a significant reduction in, federal telecommunications orders could have a material adverse effect on our financial condition and results of operations.

         DIGITAL ANGEL CORPORATION COMPETES WITH OTHER COMPANIES IN THE VISUAL AND ELECTRONIC IDENTIFICATION MARKET, AND THE PRODUCTS SOLD BY ITS COMPETITORS COULD BECOME MORE POPULAR THAN ITS PRODUCTS OR RENDER ITS PRODUCTS OBSOLETE, WHICH COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The market for visual and electronic identification for companion animals and livestock is highly competitive. We believe that our principal competitors in the visual identification market for livestock are AllFlex USA and Y-Tex Corporation, and that our principal competitors in the electronic identification market that have developed permanent electronic identification devices for the companion animal market are AllFlex USA, Datamars SA and Avid Plc. In addition, other companies could enter this line of business in the future. Some of Digital Angel Corporation's competitors have substantially greater financial and other resources than they do. Digital Angel Corporation may not be able to compete successfully with those competitors, and those competitors may develop or market technologies and products that are more widely accepted than its products or that could render its products obsolete or noncompetitive, which could have a material adverse affect on our financial condition and results of operations. We are not currently aware of any other competitors currently marketing products that would compete directly with the Digital Angel product, however, we are aware of several potential competitors that have expressed an interest in similar technologies.

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

         WE DEPEND ON OUR SMALL TEAM OF SENIOR MANAGEMENT AND KEY PERSONNEL, AND WE MAY HAVE DIFFICULTY ATTRACTING AND RETAINING ADDITIONAL PERSONNEL AND THE LOSS OF THE SERVICES OF ANY OF THEM COULD MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         On September 30, 2003, the book value of our inventory was $9.8 million, as compared to a book value of $6.4 million as of December 30, 2002. We attribute the increase primarily to an increase in work-in process related to government contract projects and the accumulation of inventory by Digital Angel Corporation in anticipation of future sales. Our success depends in part on our ability to purchase inventory at attractive prices relative to its resale value and our ability to turn our inventory rapidly through sales. If we pay too much or hold inventory too long, we may be forced to sell our inventory at a discount or at a loss or write down its value, and our business could be materially adversely affected.

         WE DEPEND ON A SINGLE PRODUCTION ARRANGEMENT WITH RAYTHEON CORPORATION FOR OUR PATENTED SYRINGE-INJECTABLE MICROCHIPS WITHOUT THE BENEFIT OF A FORMAL WRITTEN AGREEMENT, AND THE LOSS OF, OR ANY SIGNIFICANT REDUCTION IN, THE PRODUCTION COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

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

         As collateral for the Debentures and under the terms of a Security Agreement, we and our wholly-owned subsidiary Computer Equity Corporation have granted to the Debenture holders a security interest in all of our accounts receivable. If we are not successful in satisfying the payment obligations under the Debentures or we do not comply with the terms of the Debentures and the Debenture holders were to enforce their rights against our accounts receivable and the accounts receivable of Computer Equity Corporation, we may not have liquidity and access to funds necessary to provide for our ongoing operations; at that time, there would be substantial doubt that we would be able to continue operations in the normal course of business. As of September 30, 2003, $10.5 million was owed under the Debentures.

         BECAUSE WE WILL NOT PAY DIVIDENDS ON OUR COMMON STOCK FOR THE FORESEEABLE FUTURE, SHAREHOLDERS MUST RELY ON STOCK APPRECIATION FOR ANY RETURN ON THEIR INVESTMENT IN THE COMMON STOCK.

         We have never declared or paid dividends on our common stock, and we cannot guarantee that any dividends will be paid in the foreseeable future. The Agreement entered into in connection with the Debentures places restrictions on the declaration and payment of dividends. We intend to use any earnings that we generate to finance our operations and to repay debt obligations, and, we do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock will provide a return to our shareholders.

         IF WE DO NOT PREVAIL IN ONGOING LITIGATION WE MAY BE REQUIRED TO PAY SUBSTANTIAL DAMAGES.

         In addition to the litigation described under Legal Proceedings beginning on page 78, we are party to various legal actions as either plaintiff or defendant in the ordinary course of business. The ultimate outcome of these actions and the estimates of the potential future impact on our financial position, cash flows or results of operations for these proceedings could have a material adverse effect on our business. In addition, we will continue to incur additional legal costs in connection with pursuing and defending such actions.

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

         THE PLD TECHNOLOGY HAS NOT YET BEEN DEVELOPED FOR COMMERCIAL DEPLOYMENT AND THERE IS NO CERTAINTY THAT THEY WILL BE SUCCESSFULLY MARKETED.

         The PLD technology has been successfully tested in the laboratory. Our ability to develop and commercialize products based on this proprietary technology will depend on our ability to develop our products internally on a timely basis. However, there is no certainty that this technology will be successfully marketed.

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

         Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required. Due to the de minimus amounts of foreign currency exchange gains and losses and translation adjustments during the three-and nine-months ended September 30, 2003, a sensitivity analysis of fluctuations in foreign currency exchange rates is not required.

         The table below presents the principal amount and weighted-average interest rate for our debt portfolio:

                                                                       Fair Value at
         Dollars in Millions                                        September 30, 2003
         -----------------------------------------------------------------------------
         Total notes payable and long-term debt                           $15.1
         Notes payable bearing interest atfixed interest rates            $10.1
         Weighted-average interest rate for the nine-months
             ended September 30, 2003                                      25.8%


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

         On March 31, 2002, 510 Ryerson Road Inc. filed a lawsuit in the Superior Court of New Jersey, Essex County against us and one of our subsidiaries in connection with a lease for a facility that we vacated prior to the expiration of the lease and which is no longer in use. The plaintiffs have demanded relief in the amount of $2.0 million. The trial date has been set for November 2003.

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

         On May 29, 2001, Janet Silva, individually and as Guardian ad Litem for Jonathan Silva, a minor, and the Estate of Clarence William Silva, Jr. (collectively, "Plaintiffs") filed suit against Customized Services Administrators, Incorporated ("CSA"), Pricesmart, Inc. ("Pricesmart"), Commercial Union Insurance Company ("Commercial Union"), CGU Insurance Group, and Digital Angel

Corporation (collectively the "Defendants") in the Superior Court of the State of California in and for the County of Santa Clara. The allegations of the complaint arose from a vacation guarantee insurance policy (the "Insurance Contract") allegedly purchased by Plaintiffs from the Defendants on March 6, 2000. The complaint alleged, among other things, that Defendants breached the terms of the insurance policy, defrauded Plaintiffs, acted in bad faith, and engaged in deceptive and unlawful business practices, resulting in the wrongful death of Clarence William Silva, Jr. and the intentional infliction of emotional distress on Plaintiffs. The Plaintiffs demanded monetary relief of an unspecified amount. Effective September 9, 2003, this lawsuit was settled and the Plaintiffs executed a Full Release and Covenant Not to Sue in which the Plaintiffs agreed to forgo any action against Digital Angel Corporation in consideration for a payment within Digital Angel Corporation's insurance limits.

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

    2.4 Agreement dated as of November 28, 1999 by and between AT&T Canada Corp. and TigerTel, Inc. (incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K filed with the Commission on December 13, 1999, as amended on December 22, 1999 and January 11, 2000)

    2.5 Agreement and Plan of Merger dated as of June 30, 2000 by and among the Applied Digital Solutions, Inc. and Compec Acquisition Corp. and Computer Equity Corporation and John G. Ballenger, Christopher J. Ballenger and Frederick M. Henschel (incorporated by reference to Exhibit 2 to the registrant's Current Report on Form 8-K filed with the Commission on July 14, 2000, as amended on September 11, 2000)

    2.6 Agreement and Plan of Merger dated as of October 18, 2000, by and among the Applied Digital Solutions, Inc. and PDS Acquisition Corp., and Pacific Decision Sciences Corporation, and H&K Vasa Family 1999 Limited Partnership, H&K Vasa Family 2000 Limited Partnership, David Dorret, and David Englund (incorporated by reference to Exhibit 2 to the registrant's Current Report on Form 8-K filed with the Commission on November 1, 2000, as amended on December 29, 2000)

    2.7 MCY Agreement dated as of October 19, 2000 by and between MCY.com, Inc. and Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 2 to the registrant's Current Report on Form 8-K filed with the Commission on December 5, 2000)

    2.8 Agreement and Plan of Merger, dated July 1, 2000, by and among Applied Digital Solutions, Inc., Web Serve Acquisition Corp., WebNet Services, Inc., Steven P. Couture, Jeffrey M. Couture and Raymond D. Maggi (incorporated by reference to Exhibit 2.8 to the registrant's Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Commission on December 11, 2003)

    2.9 Agreement and Plan of Merger, dated November 2, 2003, by and among Digital Angel Corporation, DA Acquisition, Inc. and Outerlink Corporation*

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

  10.43 Form of letter agreement between Applied Digital Solution, Inc. and each of the Purchasers (incorporated herein by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K filed with the Commission on November 14, 2003)

  10.44 Letter Agreement between Applied Digital Solutions, Inc. and G.A. Sullivan, Inc. (incorporated by reference to Exhibit 10.30 of the registrant's Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Commission on December 11, 2003)

  10.45 Amendment to Letter Agreement between Applied Digital Solutions, Inc. and G.A. Sullivan*

  10.46 International Distribution Agreement, dated March 8, 2003, by and between Verichip Corporation and the Company La Font LTDA (incorporated by reference to Exhibit 10.31 of the registrant's Annual Report on Form 10K/A for the year ended December 31, 2002, filed with the Commission on December 11, 2003)

  10.47 International Distribution Agreement, dated May 30, 2003, by and between Verichip Corporation and RussGPS, Ltd. (incorporated by reference to Exhibit 10.41 of the registrant's Quarterly Report on Form 10-Q/A for the period ended March 31, 2003, filed with the Commission on December 11, 2003)

  10.48 Securities Purchase Agreement dated May 8, 2003 by and between Applied Digital Solutions, Inc. and Cranshire Capital, L.P. (incorporated by reference to Exhibit 10.34 of the registrant's Quarterly Report on Form 10Q/A for the period ended March 31, 2003, filed with the Commission on December 11, 2003)

  10.49 Securities Purchase Agreement dated May 8, 2003 by and between Applied Digital Solutions, Inc. and Magellan International Ltd. (incorporated by reference to Exhibit 10.35 of the registrant's Quarterly Report on Form 10Q/A for the period ended March 31, 2003, filed with the Commission on December 11, 2003)

  10.50 Securities Purchase Agreement, dated May 22, 2003, by and between Applied Digital Solutions, Inc. and Cranshire Capital, L.P. (incorporated by reference to Exhibit 10.44 of the registrant's Quarterly Report on Form 10Q/A for the period ended June 30, 2003, filed with the Commission on December 11, 2003)

  10.51 Securities Purchase Agreement, dated May 22, 2003, by and between Applied Digital Solutions, Inc. and Magellan International Ltd. (incorporated by reference to Exhibit 10.45 of the registrant's Quarterly Report on Form 10Q/A for the period ended June 30, 2003, filed with the Commission on December 11, 2003)

  10.52 Securities Purchase Agreement, dated June 4, 2003, by and between Applied Digital Solutions, Inc. and Cranshire Capital, L.P. (incorporated by reference to Exhibit 10.46 of the registrant's Quarterly Report on Form 10Q/A for the period ended June 30, 2003, filed with the Commission on December 11, 2003)

  10.53 Securities Purchase Agreement, dated June 4, 2003, by and between Applied Digital Solutions, Inc. and Magellan International Ltd. (incorporated by reference to Exhibit 10.47 of the registrant's Quarterly Report on Form 10Q/A for the period ended June 30, 2003, filed with the Commission on December 11, 2003)

  10.54 United States Postal Service Contract, effective June 16, 2003, by and between United States Postal Service and Government Telecommunications, Inc. (incorporated by reference to Exhibit
         10.48 of the registrant's Quarterly Report on Form 10Q/A for the period ended June 30, 2003, filed with the Commission on December 11, 2003)

  10.55 Blanket Purchase Agreement by and between United States Department of Agriculture and Government Telecommunications, Inc.
         (incorporated by reference to Exhibit 10.49 of the registrant's Quarterly Report on Form 10Q/A for the period ended June 30, 2003, filed with the Commission on December 11, 2003)

  10.56 International Distribution Agreement, dated September 10, 2003, by and between VeriChip Corporation and Metro Risk Management LLC, for the territory of Brazil*

  10.57 Master Product Purchasing Agreement, dated September 5, 2003, by and between VeriChip Corporation and Metro Risk Management for the territory of the State of New York*

  10.58 2003 Flexible Stock Plan (incorporated by reference to Appendix E of the registrant's Proxy Statement filed with the Commission on June 10, 2003)

  10.59 International Distribution Agreement, dated September 25, 2002, by and between VeriChip Corporation and Sistemas de Proteccion Integral de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.32 of the registrant's Annual Report on Form 10K/A filed with the Commission on December 11, 2003)

  10.60 International Distribution Agreement, dated September 3, 2003, by and between VeriChip Corporation and Metro Risk Management LLC, for the territories including Argentina, Chile, Paraguay, Uruguay and Spain*

  10.61 International Distribution Agreement, dated August 20, 2003, by and between VeriChip Corporation and Metro Risk Management LLC, for the territory of Ecuador*

   31.1 Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)*

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