Form 10-K/A
period 2002-12-31
APPLIED DIGITAL SOLUTIONS INC
filed 2004-02-17
CIK 924642

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 2003,
   -----------------------------------------------------------------------
         AND AS AMENDED ON APRIL 4, 2003, JUNE 3, 2003, DECEMBER 11,
         -----------------------------------------------------------
                          2003 AND FEBRUARY 17, 2004
                          -------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                           ----------------------

                                 FORM 10-K/A
                               AMENDMENT NO. 4

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

Documents Incorporated by Reference: None.

                              TABLE OF CONTENTS

ITEM   DESCRIPTION                                                        PAGE

       PART I

1.     Business                                                             3
2.     Properties                                                          30
3.     Legal Proceedings                                                   31
4.     Submission of Matters to a Vote of Security Holders                 32

       PART II

5.     Market for Registrant's Common Equity and Related Stockholder
         Matters                                                           32
6.     Selected Financial Data                                             34
7.     Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         37
7A.    Quantitative and Qualitative Disclosures About Market Risk          71
8.     Financial Statements and Supplementary Data                         71
9.     Changes in and Disagreements With Accountants on
       Accounting and Financial Disclosures                                72

       PART III

10.    Directors and Executive Officers of the Registrant                  75
11.    Executive Compensation                                              79
12.    Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                   86
13.    Certain Relationships and Related Transactions                      91
14.    Controls and Procedures                                             93

       PART IV

15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K    94
       Signatures                                                          95
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
                                            ======================================

         (Loss) income from continuing operations before taxes, minority interest, losses attributable to capital transactions of subsidiary and equity in loss of affiliate from each of our segments during 2002, 2001 and 2000 was as follows (we evaluate performance based on stand-alone segment operating income as presented below):

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                                2002         2001         2000
                                                                ----         ----         ----
                                                                        (in thousands)
                                                                        --------------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAXES,
  MINORITY INTEREST, LOSSES ATTRIBUTABLE TO CAPITAL
  TRANSACTIONS OF SUBSIDIARY AND EQUITY IN LOSS OF
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

         Advanced Technology

         The business units comprising our Advanced Technology segment represent those business units that we believe will provide the necessary synergies, support and infrastructure to allow us to develop, promote and fully-integrate our technology products and services. This segment specializes in voice, data and video telecommunications networks, software, and other networking products and service. In addition, its VeriChip(TM) product has multiple applications in security, personal identification, safety, healthcare information (subject to FDA approval) and more. Its customer base includes governmental agencies, commercial operations, and consumers. As of December 31, 2002, 2001 and 2000, revenues from this segment accounted for 42.1%, 28.5% and 24.0%, respectively, of our total revenues. The principal products and services in this segment are as follows:

                  o Voice, data and video telecommunications networks;
                  o Call center and customer relationship management software;
                  o Networking products and services;
                  o Website design and Internet access;
                  o Miniaturized implantable verification chip (VeriChip(TM));
                    and
                  o Miniaturized power generator (Thermo Life(TM)).

         Customers
         ---------

         Our Advanced Technology segment delivers products and services across a multitude of industries, including government, insurance, utilities, communications and high tech. Some of this segment's largest customers include several agencies of the United States federal government and Public Service Electric & Gas of New Jersey. Other than customary payment terms, we do not offer any financing to our customers.

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

         In January 2003, the WACS contract was replaced with the CONNECTIONS contract. Computer Equity Corporation's wholly owned subsidiary, Government Telecommunications Inc. ("GTI"), was one of seventeen companies awarded the federal government's CONNECTIONS contract. The CONNECTIONS contract has a three-year base term and five successive one-year renewal options. The renewal options are at the discretion of the government. The government may terminate the CONNECTIONS contract with or without cause. The CONNECTIONS contract is similar to the WACS contract in that it will allow Computer Equity Corporation to provide government agencies with equipment and services for campus and building communications networks and related infrastructure without the need to follow the full procurement process for a new contract.

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

         Future Focus
         ------------

         Digital Angel Corporation intends to focus on (a) its animal identification products in the growing livestock, fish and wildlife industries, and (b) developing THE market for its Digital Angel(TM) product. Its strategy for retaining existing customers is to continue to develop new products based on its customers' needs. Digital Angel Corporation will continue to provide product offerings to identified market needs including, but not limited to, Country of Origin Labeling (COOL) and food traceability safety. It plans to rely on its historical arrangements with customers and past performance, as well as its continuous commitment to provide the services and products its customers require to retain existing customers and to generate additional customers.

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

         Patents
         -------

         The Digital Angel product is covered under U.S. Patent No. 5,629,678, which was acquired by pre-merger Digital Angel in 1999 and is under an exclusive license to Digital Angel Corporation. Provided all maintenance fees are paid, this patent will extend until January 10, 2015. Additionally, Digital Angel Corporation has filed for International Patent protection, and Patent Application EP1330802 is currently pending in the European Patent Office for all European Union member countries. U.S. Patent No. 6,400,338 and U.S. Patent No. 5,211,129 cover Digital Angel Corporation's implantable microchip technology, including Bio-Thermo. This technology also has patent protection in Canada, Brazil, China, Europe, Australia and various other countries. Furthermore, Digital Angel Corporation's visual identification tags are covered under U. S. Patent No. 4,741,117, which patent is owned by Digital Angel Corporation and will expire on October 23, 2006. In addition there are related patents issued in Canada, Brazil, Europe, Australia and various other countries. Patents for the implantable microchip and ear tag were filed on various dates over the past fourteen years. The U.S. patents have a term of twenty years from the filing date or seventeen years from the issue date depending upon when they were filed. Digital Angel is a registered trademark and an application for trademark registration on Bio-Thermo is pending. We believe that these patents and trademarks in the aggregate constitute a valuable asset to Digital Angel Corporation, and that they offer something of a competitive advantage and/or barriers to entry in the Animal Applications and Wireless and Monitoring divisions. The intellectual property rights support Digital Angel Corporation's commercial products and recognize its innovation. In large part, the success of the Digital Angel Corporation segment is dependent on its proprietary information and technology. There is no guarantee that the steps taken by Digital Angel Corporation will be adequate to deter misappropriation of its proprietary rights or that third parties will not develop substantially similar products or technologies.

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

         InfoTech USA, Inc. competes in one of the world's largest IT markets, the New York City metropolitan area. Its total market share is less than 1% and it focuses primarily on small to medium sized businesses in a few vertical markets. We believe that its small size and its focus on few vertical markets gives InfoTech, USA, Inc. a competitive advantage in three ways: 1) because it is a relatively small company, it is more easily able to adapt to individual customer needs and is able to tailor its product and service delivery in a way that serves them best; 2) being relatively small also enables InfoTech USA, Inc. to more easily foster close long-term relationships with its customers across all levels and across all departments; and 3) focusing on a few vertical markets gives InfoTech USA, Inc. an advantage over its competition because it has worked in certain industries, such as education, banking and finance and insurance, for years and it believes that it understand the needs of those particular industries better than its competition. InfoTech USA, Inc. has developed an excellent reputation in its vertical markets and this provides it with referral business and strong, relevant reference accounts when pursuing new clients in those industries.

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

         The first generation cellular digital package data ("CDPD") wireless protocol of Digital Angel was marketed from the end of 2001 to fourth quarter of 2002. Since then, a second-generation Digital Angel has been under development to include assisted GPS capabilities to enhance "line of sight" issues. Currently, the technology remains in development and is being tested internally. We are uncertain when this technology will be incorporated into products.

         THERMO LIFE(TM) - Our wholly-owned subsidiary, Thermo Life Energy Corp., formerly Advanced Power Solutions, Inc., will develop, market and license our product, Thermo Life, a small thermoelectric generator powered by body heat. Thermo Life is intended to provide a miniaturized power source for a wide range of consumer electronic devices including attachable or implantable medical devices, smoke detectors and other heat-related sensors and wristwatches. The Thermo Life chip is being designed for power supplies for embedded devices or devices that attach to the human skin. The temperature difference between the human skin and the environmental temperature is 3-5 degrees Fahrenheit. The size of the Thermo Life chip is 9mm x 5.2mm x 1.8mm. This cross section is designed to match the size of a human fingertip. Originally, the Thermo Life chip in this cross section and with this temperature difference generated 1.5 volts of electrical power. However, common electrical devices and electronic chips are mostly designed for 3 volts, therefore, the output of the original Thermo Life chip had greater limitations as a working power supply for common electronic devices. On July 9, 2002, we announced that we had been able to increase the voltage of electrical power generated by Thermo Life in laboratory tests from 1.5 volts to 3.0 volts within the same cross section and using the same temperature difference. As a result, these chips can now be used with most of the common electrical devices.

         As of March 27, 2003, Thermo Life was still in the development stage. We expect to begin marketing Thermo Life during the second half of 2003. If and when, an order is received, the manufacturing of Thermo Life will be original equipment manufacturing.

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

          VeriChip is fully developed and we began marketing VeriChip for security, financial and personal identification/safety applications within the United States on October 24, 2002. Examples of personal identification and safety applications are control of authorized access to government installations and private-sector buildings, nuclear power plants, national research laboratories, correctional facilities and sensitive transportation resources. VeriChip is able to function as a stand-alone, tamper-proof personal verification technology or it can operate in conjunction with other security technologies such as standard identification badges and advanced biometric devices (for example, retina scanners, thumbprint readers or face recognition devices). The use of VeriChip as a means for secure access can also be extended to include a range of consumer products such as personal computers, laptop computers, cars, cell phones and even access into homes and apartments.

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

         One of our major strategic initiatives is to obtain FDA approval to market our VeriChip product for healthcare information applications in the United States. If we are successful in obtaining FDA approval, we believe that the healthcare information applications would expand the market for VeriChip and consequently increase our VeriChip revenues. Examples of the healthcare information applications for VeriChip include, among others:

                o    implanted medical device identification;
                o    emergency access to patient-supplied health information;
                o portable medical records access including insurance information;
                o    in-hospital patient identification;
                o    medical facility connectivity via patient; and
                o disease/treatment management of at-risk populations (such as vaccination history).

         These potential medical applications are a very important piece of our VeriChip business model, and therefore, the 510K process and the obtainment of FDA approval are key elements in enabling us to achieve our business plans for VeriChip.

         BIO-THERMO(TM) - On February 1l, 2003, we announced that we received written clearances from the FDA and the United States Department of Agriculture to market our new fully developed product, Bio-Thermo, for use in pets, livestock and other animals. Bio-Thermo is our first fully integrated implantable bio-sensing microchip that can transmit a signal containing accurate temperature readings to our proprietary RFID scanners. With this new technology, accurate temperature readings can be obtained by simply passing the RFID handheld scanner over the animal or by having the animal walk through a portal scanner. We believe that Bio-Thermo and other biosensors developed in the future will provide vital internal diagnostics about the health of animals more efficiently and accurately than the invasive techniques used in the industry today. Digital Angel Corporation developed Bio-Thermo. Sales of Bio-Thermo are expected to begin in mid 2003.

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

         RAW MATERIALS AND SUPPLIES

         To date, we have not been materially adversely affected by the inability to obtain raw materials or products. Our principal manufacturing subcontractors and suppliers by segment are as follows:

         Advanced Technology

         As of March 21, 2003, Computer Equity Corporation's major suppliers were NEC, Graybar, Koss, and Computer Cable Connect, among others. Computer Equity Corporation does enter into contracts with its suppliers. Computer Equity Corporation is generally obligated to make net payments to its suppliers within 30 days of the suppliers' invoice date.

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

         InfoTech USA, Inc.

         Principal Suppliers
         -------------------

         Over 80% of InfoTech USA, Inc.'s purchases during 2002 were from its top four suppliers as follows: Support Net, 34%, Ingram, 25%, IBM, 11%, Tech Data, 16%. InfoTech USA, Inc. does enter into contracts with its suppliers and is generally obligated to make net payments to its suppliers within 30 days of the suppliers' invoice date.

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

         In June 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. We will adopt FAS 143 on January 1, 2003. Application of the new rules is not expected to have a significant impact on our financial position and results of operations, as we believe we do not currently have any legal obligations associated with the retirement of long-lived assets or leased facilities.

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

                                                      FOR THE FISCAL YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------------
                                            2002          2001        2000          1999          1998
                                            ----          ----        ----          ----          ----

STATEMENT OF OPERATIONS DATA:
 Net revenue                             $  99,600     $ 156,314    $ 134,766     $129,064      $74,343
 Cost of products and services sold
   (exclusive of depreciation and
   amortization shown separately
   below)                                   67,718       109,839       82,475       74,299       39,856
 Selling, general and administrative
   expense                                  66,450       102,316       61,996       58,960       32,120
 Research and development                    3,518         8,610        2,504           --           --
 Depreciation and amortization               4,773        28,899       11,073        6,560        2,913
 Asset impairment, restructuring and
   unusual costs                            69,382        71,719        6,383        2,550           --
 Loss (gain) on sale of subsidiary
   and assets                                 (132)        6,058         (486)     (20,075)        (733)
 Interest and other income                  (2,356)       (2,076)      (1,095)        (422)        (291)
 Interest expense                           17,524         8,555        5,901        3,478        1,070
                                         ---------     ---------    ---------     --------      -------
 (Loss) income from continuing
   operations before provision for
   income taxes, minority interest,
   losses attributable to capital
   transactions of subsidiary, equity
   in net loss of affiliate and
   extraordinary gain (loss)              (127,277)     (177,606)     (33,985)       3,714         (592)
 Provision (benefit) for income taxes          326        20,870       (5,040)       1,180          670
                                         ---------     ---------    ---------     --------      -------
 (Loss) income from continuing
   operations before minority
   interest, losses attributable to
   capital transactions of subsidiary,
   equity in net loss of affiliate and
   extraordinary gain (loss)              (127,603)     (198,476)     (28,945)       2,534       (1,262)
 Minority interest                         (18,474)         (718)         229          (46)         120
 Net loss on capital transactions
   of subsidiary                             2,437            --           --           --           --
 Loss attributable to changes in
   minority interest as a result of
   capital transactions of subsidiary        2,048            --           --           --           --
 Equity in net loss of affiliate               291           328           --           --           --
                                         ---------     ---------    ---------     --------      -------
 (Loss) income from continuing
   operations                             (113,905)     (198,086)     (29,174)       2,580       (1,382)
 Income (loss) from discontinued
   operations, net of income taxes              --           213      (75,702)       3,012        6,072
 Income (loss) on disposal of
   discontinued operations, including
   provision for operating losses
   during phase-out period, net of
   tax benefit                               1,420       (16,695)      (7,266)          --           --
                                         ---------     ---------    ---------     --------      -------
 (Loss) income before extraordinary
   gain (loss)                            (112,485)     (214,568)    (112,142)       5,592        4,690
 Extraordinary gain (loss), net of
   taxes                                        --         9,465           --         (160)          --
                                         ---------     ---------    ---------     --------      -------
 Net (loss) income                        (112,485)     (205,103)    (112,142)       5,432        4,690
 Preferred stock dividends                      --        (1,147)        (191)          --          (44)
 Accretion of beneficial conversion
   feature of preferred stock                   --        (9,392)      (3,857)          --           --
                                         ---------     ---------    ---------     --------      -------
 Net (loss) income available to
   common stockholders                   $(112,485)    $(215,642)   $(116,190)    $  5,432      $ 4,646
                                         =========     =========    =========     ========      =======




                                                      FOR THE FISCAL YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------
                                           2002          2001         2000          1999          1998
                                           ----          ----         ----          ----          ----

 Net (loss) income per common
   share - basic:
    Continuing operations                $   (0.42)    $   (1.23)   $   (0.52)    $   0.06      $ (0.05)
    Discontinuing operations                    --         (0.10)       (1.30)        0.06         0.19
    Extraordinary gain (loss)                   --          0.06           --           --           --
                                         ---------     ---------    ---------     --------      -------
      Net (loss) income per common
        share basic                      $   (0.42)    $   (1.27)   $   (1.82)    $   0.12      $  0.14
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

         Our profitability and liquidity depend on many factors, including our complying with the provisions of a forbearance agreement term sheet with IBM Credit, as more fully discussed in this Form 10-K under Part II - Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources from Continuing Operations" beginning on page 64 and in Note 2 to the Consolidated Financial Statements, the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies. We will need additional financing to comply with the provisions of the forbearance agreement term sheet and to fund operations. Without such additional financing, we will not have sufficient funds to continue operations beyond the end of the current fiscal year.

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

         It is the opinion of our management that the likelihood of the above plan being effectively implemented is good. Our sources of revenue consist of sales of products and services from our three operating segments.

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
                                                                                     ============

         We hope to continue to grow our revenues. We see a possible increase in revenue from sales of voice, data and video telecommunications networks to government agencies will increase due to being awarded additional government contracts, such as the CONNECTIONS contract that we were awarded in January 2003. We expect sales of visual identification tags and implantable microchips to the companion animal, livestock, laboratory animal, fish and wildlife markets to increase. We plan to expand of our visual identification tags and implantable microchip product lines with complementary products, such as our Bio-Thermo product. Also, we believe that concerns over the safety and source of animal and other food sources will increase the markets for these products. We expect revenue from our InfoTech USA, Inc. segment to decrease as we continue to shift our focus from sales of lower-margin computer hardware products to sales of higher-margin products and technology services. Overall, in the short-term our cost of products and services sold (exclusive of depreciation and amortization) as a percentage of revenue will most likely increase as a result of competitive pressures. However, we are hoping that the cost of products and services sold (exclusive of depreciation and amortization) as a percentage of revenue will decrease once we begin selling significant quantities of our advanced technology products. To date, we have not recorded any significant revenues from our advanced technology products.

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

         (Loss) income from continuing operations before taxes, minority interest, net loss on subsidiary merger transaction and equity in loss of affiliate from each of our segments during 2002, 2001 and 2000 was as follows (we evaluate performance based on stand-alone segment operating income as presented below):

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                                2002         2001         2000
                                                                ----         ----         ----
                                                                        (IN THOUSANDS)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAXES,
  MINORITY INTEREST, LOSSES ATTRIBUTABLE TO CAPITAL
  TRANSACTIONS OF SUBSIDIARY AND EQUITY IN LOSS OF
  AFFILIATE BY SEGMENT:

ADVANCED TECHNOLOGY                                          $    (786)   $ (41,493)   $ (1,544)
DIGITAL ANGEL CORPORATION(1)(2)                                (76,439)     (16,262)     (3,816)
INFOTECH USA, INC.                                                (422)      (1,322)        923
ALL OTHER                                                         (320)     (71,636)     (5,714)
"CORPORATE/ELIMINATIONS"(2)                                    (49,310)     (46,893)    (23,834)
                                                            -------------------------------------
TOTAL                                                        $(127,277)   $(177,606)   $(33,985)
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

         Digital Angel Corporation Revenue Recognition

         For product sales, Digital Angel Corporation recognizes revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exists, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Digital Angel Corporation's accounting policy regarding vendor and post contract support obligations is based on the terms of the customers' contracts, billable upon occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized. Digital Angel Corporation does not offer a warranty policy for services to customers. It is Digital Angel Corporation's policy to record contract losses in their entirety in the period in which such losses are foreseeable. For non-fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to realizable value, if necessary. Revenues from contracts that provide services are recognized ratably over the term of the contract. Fixed fee revenues from contracts for services are recorded when earned and exclude reimbursable costs. Reimbursable costs incurred in performing such services are presented on a net basis and include transportation, medical and communication costs. Other revenues are recognized at the time service or goods are provided.

         InfoTech USA, Inc. Revenue Recognition

         For product sales, InfoTech USA, Inc. recognizes revenue in accordance with the applicable products' shipping terms. InfoTech USA, Inc. has no obligation for warranties on new product sales. The manufacturer provides the warranty. For consulting and professional services, InfoTech USA, Inc. recognizes revenue based on the direct labor hours incurred times the standard billing rate, adjusted to realizable value, if necessary. Revenues from sales contracts involving both products and consulting and other services are allocated to each element based on vendor specific objective evidence of fair value, regardless of any separate prices that may be stated in the contract. Vendor specific objective evidence of fair value is the price charged when the elements are sold separately. If an element is not yet being sold separately, the fair value is the price established by management having the relevant authority to do so. It is considered probable that the price established by management will not change before the separate introduction of the element.

         All Other

         For arrangements where the contract to deliver software require significant production, modification or customization of the software, revenue is recognized using the percentage of completion accounting in accordance with Statement of Position ("SOP") 97-2 and SOP 81-1. The service element of these contracts was essential to the functionality of other elements in the contract and could not be accounted for separately as allowed in SOP 97-2. The cost to complete and extent of progress towards completion of these contracts was reasonably ascertained based on the detailed tracking regarding labor hours expended in accordance with SOP 97-2 and SOP 81-1. Progress payments on the contracts were required and progress was measured using the efforts expended input measure as allowed in SOP 81-1. As of December 31, 2001, we had sold or closed the business that recognized revenue using the percentage of completion accounting as outlined above. The amount of revenue recognized using the percentage of completion method for 2001 and 2000 was $6.7 million and $8.8 million, respectively.

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

         On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (FAS 142). FAS 142 eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually. Intangible assets deemed to have indefinite life under FAS 142, such as goodwill, are no longer amortized, but instead reviewed at least annually for impairment. Goodwill amortization amounted to $21.3 million during 2001. Intangible assets with finite lives are amortized over the useful life. As part of the implementation of

FAS 142, we were required to complete a transitional impairment test for goodwill and other intangible assets. There was no impairment of goodwill upon the adoption of FAS 142. Annually, we test our goodwill and intangible assets for impairment as a part of our annual business planning cycle during the fourth quarter of each fiscal year. Based upon this annual test in the fourth quarter of 2002, we recorded a goodwill impairment of approximately $62.2 million at December 31, 2002, for goodwill associated with our Digital Angel Corporation segment. In addition, future events such as market conditions or operational performance of our acquired businesses could cause us to conclude that additional impairment exists. Any resulting impairment loss could also have a material adverse impact on our financial condition and results of operations.

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

                      RESULTS OF CONTINUING OPERATIONS

         The following table sets forth data expressed as a percentage of total revenue for the years indicated.

                                                                     PERCENTAGE OF TOTAL REVENUE
                                                            --------------------------------------------
                                                                2002             2001             2000
                                                                  %               %                %
                                                            --------------------------------------------
Product revenue                                                 81.3             72.4             77.7
Service revenue                                                 18.7             27.6             22.3
                                                            --------------------------------------------
  Total revenue                                                100.0            100.0            100.0
                                                            --------------------------------------------
Cost of products sold (exclusive of
  depreciation and amortization shown
  separately below)                                             58.6             55.4             51.1
Cost of services sold                                            9.4             14.8             10.1
                                                            --------------------------------------------
  Total cost of products and services sold
    (exclusive of depreciation and amortization
    shown separately below)                                     68.0             70.3             61.2
Cost of products and services sold
Selling, general and administrative expense                     66.7             65.5             46.0
Research and development expense                                 3.5              5.5              1.9
Interest and non-cash charges:
Asset impairment                                                69.7             45.9              4.7
Depreciation and amortization                                    4.8             18.5              8.2
Loss (gain) on sales of subsidiaries and
  business assets                                               (0.1)             3.9              0.4
Interest and other income                                       (2.4)            (1.3)            (0.8)
Interest expense                                                17.6              5.5              4.4
                                                            --------------------------------------------
Loss before provision (benefit) for income
  taxes, minority interest and equity in net loss
  of affiliate                                                (127.8)          (113.6)           (25.2)
Provision (benefit) for income taxes                             0.3             13.4             (3.7)
                                                            --------------------------------------------
Loss from continuing operations before minority
  interest and equity in net loss of affiliate                (128.1)          (127.0)           (21.5)
Minority interest                                              (18.5)            (0.5)             0.2
Net loss on capital transactions of subsidiary                   2.4               --               --
Loss attributable to changes in minority interest
  as a result of capital transactions of subsidiary              2.1               --               --
Equity in net loss of affiliate                                  0.3              0.2               --
                                                            --------------------------------------------
Loss from continuing operations                               (114.4)          (126.7)           (21.6)
Income (loss) from discontinued operations, net
  of income taxes                                                 --              0.1            (56.2)
                                                            --------------------------------------------
Loss on disposal and operating income (losses)
  during the phase out period                                    1.4            (10.7)            (5.4)
                                                            --------------------------------------------
Loss before extraordinary gain                                (113.0)          (137.3)           (83.2)
Extraordinary gain                                                                6.0               --
                                                            --------------------------------------------
Net loss                                                      (113.0)          (131.2)           (83.2)
Preferred stock dividends and other                               --             (0.7)            (0.1)
                                                            --------------------------------------------
Accretion of beneficial conversion feature of
  preferred stock                                                 --             (6.0)            (2.9)
                                                            --------------------------------------------
Net loss available to common stockholders                     (113.0)          (138.0)           (86.2)
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
                                                                                       ==========


         Our significant sources of cost of products and services sold (exclusive of depreciation and amortization shown separately below) and cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue by product type for 2002 were as follows:

                                                                                       COST OF             COST OF
                                                                                     PRODUCTS AND        PRODUCTS AND
                                                                                    SERVICES SOLD       SERVICES SOLD
                                                                                    (EXCLUSIVE OF        (EXCLUSIVE
                                                                                     DEPRECIATION      OF DEPRECIATION
                                                                                         AND           AND AMORTIZATION
Cost of Products and Services Sold (Exclusive of Depreciation and                    AMORTIZATION      SHOWN SEPARATELY
Amortization Shown Separately Below) and Cost of Products and Services             SHOWN SEPARATELY         BELOW)
Sold (Exclusive of Depreciation and Amortization Shown Separately Below)                BELOW)         AS A PERCENTAGE
as a Percentage of Revenue by Product Type:                                         (IN THOUSANDS)       OF REVENUE
--------------------------------------------------------------------------         ----------------   ----------------

Sales of voice, data and video telecommunications networks to government agencies      $23,335             74.5%

Visual identification tags and implantable microchips for the companion
  animal, livestock, laboratory animal, fish and wildlife markets                       12,291             60.3%

Sales of IT hardware and services from our InfoTech USA, Inc. segment                   18,571             81.7%

GPS enabled search and rescue equipment, intelligent communications
  products and services for telemetry, mobile data and radio communications              5,144             51.3%

Other products and services                                                              8,377             55.3%
                                                                                    --------------------------------
Total                                                                                  $67,718             68.0%
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

         COST OF PRODUCTS AND SERVICES SOLD (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN SEPARATELY BELOW)

         Cost of products and services sold (exclusive of depreciation and amortization shown separately below) from continuing operations for 2002 was $67.7 million, a decrease of $42.1 million, or 38.3% from $109.8 million in 2001. Cost of products and services sold (exclusive of depreciation and amortization shown separately below) for 2001 represents an increase of $27.3 million, or 33.1% from $82.5 million in 2000. As a percentage of revenue, cost of products and services sold (exclusive of depreciation and amortization shown separately below) was 68.0%, 70.3%, and 61.2% for the years ended December 31, 2002, 2001 and 2000, respectively.

         Cost of products and services sold (exclusive of depreciation and amortization shown separately below) from continuing operations for each operating segment was:

                                     2002                      2001                        2000
                           ------------------------  --------------------------  --------------------------
                           PRODUCT  SERVICE  TOTAL   PRODUCT  SERVICE    TOTAL   PRODUCT  SERVICE    TOTAL
                           -------  -------  -----   -------  -------    -----   -------  -------    -----
                                                        (AMOUNTS IN THOUSANDS)

Advanced Technology        $23,352  $5,651  $29,003  $21,256  $ 7,854  $ 29,110  $15,899  $ 2,855   $18,754
Digital Angel Corporation   17,705   2,216   19,921   20,252    2,047    22,299   11,519    1,434    12,953
InfoTech USA, Inc.          17,151   1,420   18,571   27,062    1,759    28,821   20,012    1,473    21,485
All Other                      187      36      223   18,100   11,509    29,609   21,469    7,814    29,283
Corporate                       --      --       --       --       --        --       --       --        --
-----------------------------------------------------------------------------------------------------------
                           $58,395  $9,323  $67,718  $86,670  $23,169  $109,839  $68,899  $13,576   $82,475
===========================================================================================================

         Cost of products and services sold (exclusive of depreciation and amortization shown separately below) for each operating segment was:

                                     2002                      2001                        2000
                           ------------------------  --------------------------  --------------------------
                           PRODUCT  SERVICE  TOTAL   PRODUCT  SERVICE    TOTAL   PRODUCT  SERVICE    TOTAL
                           -------  -------  -----   -------  -------    -----   -------  -------    -----
                              %        %       %        %        %         %        %        %         %
                           -------  -------  -----   -------  -------    -----   -------  -------    -----
Advanced Technology          80.5    43.7     69.2     75.6     47.8      65.3     65.2     35.8      58.0
Digital Angel Corporation    57.3    82.5     59.4     61.0     81.3      62.4     58.8     54.2      58.2
InfoTech USA, Inc.           85.5    53.3     81.7     90.0     42.9      84.3     80.8     58.6      78.7
All Other                    18.2     9.6     15.9     84.9     57.6      71.7     60.0     46.3      55.6
Corporate                      --      --       --       --       --        --       --       --        --
-----------------------------------------------------------------------------------------------------------
                             72.1    50.0     68.0     76.6     53.7      70.3     65.8     45.2      61.2
===========================================================================================================

         Changes during the years were:

         Our Advanced Technology segment's cost of products and services sold (exclusive of depreciation and amortization shown separately below) remained relatively constant in 2002, as compared to 2001, at $29.0 million and $29.1 million, respectively. Cost of products sold (exclusive of depreciation and amortization shown separately below) increased by $2.1 million in 2002, as compared to 2001, while cost of services sold deceased by $2.2 million in 2002, as compared to 2001. As a percentage of revenue cost of products and services sold (exclusive of depreciation and amortization shown separately below) increased to 69.2% in 2002, as compared to 65.3% in 2001. We attribute the increase in cost of products sold (exclusive of depreciation and amortization shown separately below) primarily to the increase in costs of approximately $4.8 million associated with the increase in revenue of Computer Equity Corporation. Partially offsetting this increase was a reduction in cost of products sold (exclusive of depreciation and amortization shown separately below) of approximately $2.2 million related to our computer networking business, which was sold in the fourth quarter of 2002. Cost of products and services sold (exclusive of depreciation and amortization shown separately below) increased approximately $10.4 million in 2001 as compared to 2000. As a percentage of revenue cost of products and services sold (exclusive of depreciation and amortization shown separately below) increased to 65.3% in 2001 as compared to 58.0% in 2000. During 2001, this segment experienced an increase in cost of products and services sold (exclusive of depreciation and amortization shown separately below) due primarily to the inclusion of twelve months of operating results for two significant businesses acquired in 2000. These two significant acquisitions were Computer Equity Corporation, acquired on June 1, 2000, and Pacific Decision Sciences Corporation, acquired on October 1, 2000. Companies acquired in 2000 contributed $12.8 million of the increase in cost of products and services sold (exclusive of depreciation and amortization shown separately below) in 2001, which was partially offset by a reduction in costs from our existing businesses.

         Our Digital Angel Corporation segment's cost of products and services sold (exclusive of depreciation and amortization shown separately below) decreased $2.4 million, or 10.7%, in 2002, as compared to 2001. As a percentage of revenue, cost of products and services sold (exclusive of depreciation and amortization shown separately below) decreased to 59.4% in 2002 from 62.4% in 2001. We attribute the decrease in cost of products and services sold (exclusive of depreciation and amortization shown separately below) in 2002 to a decrease in revenue in our Animal Applications, Wireless and Monitoring, and GPS and Radio Communications divisions. This was partially offset by an increase in cost of products and services sold (exclusive of depreciation and amortization shown separately below) related to our Medical Systems division, which we acquired in March 2002. Cost of products and services sold (exclusive of depreciation and amortization shown separately below) increased by $9.3 million, or 72.2%, in 2001, as compared to 2000. As a percentage of revenue, cost of products and services sold (exclusive of depreciation and amortization shown separately below) increased to 62.4% in 2001 from 58.2% in 2000. Cost of products and services sold (exclusive of depreciation and amortization shown separately below) increased in 2001 primarily as a result of the acquisitions of Timely Technology Corp. in April 2000, which contributed $0.6 million of the increase, and Destron Fearing Corporation in September 2000, which contributed $9.8 million of the increase. These increases were partially offset by a reduction in cost of products and services sold (exclusive of depreciation and amortization shown separately below) from our one existing business in this group. Cost of products and services sold (exclusive of depreciation and amortization shown separately below) increased as a percentage of revenue in 2001, primarily because the businesses acquired in 2000 experience higher costs of sales than our one existing business in this segment.

         Our InfoTech USA, Inc. segment's cost of products sold (exclusive of depreciation and amortization shown separately below) decreased $9.9 million, or 36.6%, in 2002, as compared to 2001, while cost of services sold decreased by $0.3 million in 2002, as compared to 2001. As a percentage of revenue, cost of products and services sold (exclusive of depreciation and amortization shown separately below) remained relatively stable at 81.7% versus 84.3% in 2002 and 2001, respectively. The decrease in cost of products sold (exclusive of depreciation and amortization shown separately below) was primarily due to the overall decrease in revenue resulting from the soft market in the IT industry. Cost of products and services increased $7.3 million, or 34.1%, in 2001, as compared to 2000. As a percentage of revenue, cost of products and services increased to 84.3% in 2001, as compared to 78.7% in 2000. We attribute the increase in cost of products and services sold (exclusive of depreciation and amortization shown separately below) in 2001 to internal growth and the acquisition of InfoTech USA, Inc. We attribute the increase in cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue primarily to the poor performance of the economy and the technology sector in particular, which resulted in increased incentives to our customers during 2001 as compared to 2000.

         Our All Other segment's cost of products and services sold (exclusive of depreciation and amortization shown separately below) decreased by $29.4 million, or 99.3%, from 2001 to 2002. As a percentage of revenue cost of products and services sold (exclusive of depreciation and amortization shown separately below) decreased to 15.9% in 2002, as compared to 71.7% in 2001. Cost of products and services sold (exclusive of depreciation and amortization shown separately below) remained relatively constant in 2001, as compared to 2000 at approximately $29.6 million and $29.3 million, respectively. As a percentage of revenue, cost of products and services sold (exclusive of depreciation and amortization shown separately below) increased to 71.7% in 2001, as compared to 55.6% in 2000. The decrease in cost of products and services sold (exclusive of depreciation and amortization shown separately below) in 2002 is primarily due to the sale or closure of the business units comprising this segment during the last half of 2001 and the first half of 2002. We attribute the increase in cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue in 2001 primarily to inventory reserves of $4.3 million.

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

         Our Digital Angel Corporation segment's selling, general and administrative expense increased by $6.0 million, or 62.7%, to $15.6 million in 2002 from $9.6 million in 2001. As a percentage of revenue, selling, general and administrative expense increased to 46.4% as compared to 26.8% in 2001. The increase in 2002 relates to expenses associated with the merger of pre-merger Digital Angel and MAS during the first quarter of 2002, of approximately $2.1 million, approximately

$2.5 million in expenses associated with the introduction of the Digital Angel product, approximately $0.6 million of additional commission and marketing expense in the GPS and Radio Communications division, and approximately $0.8 million of expense attributable to the Medical Systems division which was acquired in March 2002. Selling, general and administrative expense increased by $1.8 million, or 23.1% to $9.6 million in 2001 from $7.8 million in 2000. The increase in 2001 was the result of the acquisitions during 2000 of Destron Fearing Corporation, which contributed $2.9 million of the increase, and Timely Technology Corp., which contributed $0.4 million of the increase. These increases were partially offset by a decrease in selling, general and administrative expense from our one existing business in this segment.

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

         Methodology for Assigning Goodwill to Reporting Units:

         In accordance with FAS 142, upon adoption, we were required to allocate goodwill to our various reporting units. At January 1, 2002, our reporting units consisted of the following (our reporting units listed below are those businesses, which have goodwill and for which discrete financial information is available and upon which segment management makes operating decisions):

             *   Advanced Technology segment's Computer Equity Corporation;
             *   Advanced Technology segment's P-Tech., Inc.;
             *   Advanced Technology segment's Pacific Decision Sciences;
             * Pre-merger Digital Angel Corporation's Animal Applications division;
             * Pre-merger Digital Angel Corporation's Wireless and Monitoring division;
             * Pre-merger Digital Angel Corporation's GPS and Radio Communications division; and
             *   InfoTech USA, Inc.

         The goodwill assigned to our reporting units was based on the goodwill resulting from our acquisition of the reporting unit, with the goodwill attributable to the merger of Destron Fearing Corporation, which was a publicly held company trading on the Nasdaq (Destron), and Digital Angel.net Inc. (DA.net) allocated between the Animal Applications and the Wireless and Monitoring reporting units. The merger of Destron and DA.net occurred in September 2000. The goodwill resulting from the Destron and DA.net merger was approximately $74.7 million, of which $50.7 million was allocated to Animal Applications and $24.0 was allocated to Wireless and Monitoring. (The Wireless and Monitoring reporting unit also included the goodwill associated with the acquisition of Timely Technology Corp., of approximately $7.5 million).

         We believe that a portion of the goodwill resulting from the Destron and DA.net merger was due to the synergies of the combined companies. There were several potential benefits/synergies of the merger that we believed would contribute to the success of the combination. These potential benefits/synergies included:

             o the acceleration of the opportunities of the Digital Angel technology through the combination with Destron and the current products it offers, which establishes a company with stronger capabilities;

             o the combination of Digital Angel.net Inc. and Destron, with its injectable microchip technology and its current products in the animal identification markets, provide broader product offerings for the combined company;

             o improvement in the purchasing power of the combined company as compared to either company standing alone, resulting in reduced costs;

             o the management team of the combined company having greater depth of knowledge of the injectable microchip and animal identification industries and more business experience than that of either company standing alone;

             o the potential to expand the market presence of Digital Angel.net and Destron's products globally through a larger combined sales force and geographically more extensive sales and distribution channels;

             o the complementary nature of each company's product offerings as an extension of the offerings of the other company;

             o increased product diversification and penetration of each company's customer base;

             o   similarities in corporate culture; and

             o the opportunity for expanded research and development of the combined product offerings, including potential new product offerings.

         Since none of the assets and liabilities resulting from the merger had been assigned to the Wireless and Monitoring reporting unit, we determined the allocation of the goodwill between the Animal Applications and Wireless and Monitoring reporting units based upon guidance provided in FAS 142. FAS 142 states that, "the methodology used to determine the amount of goodwill to assign to a reporting unit shall be reasonable and supportable and shall be applied in a consistent manner." Since Destron was a publicly held company at the time of the merger, and as a result, its fair market value was readily determinable, we allocated to the Animal Applications reporting unit the amount of goodwill equal to Destron's fair market value prior to our public announcement of the potential merger, which was approximately $50.7 million. This resulted in our allocation of approximately $24.0 million to the Wireless and Monitoring reporting unit, which we believed represented the fair market value of the unit at that point in time, based on our belief in the market potential for the Digital Angel product, coupled with the synergies of the combined companies, as discussed above. On November 26, 2001, we launched the Digital Product and during 2002, we marketed the product extensively. Despite our aggressive marketing campaign, the Digital Angel product did not achieve our forecasted revenues during 2002. (Sales of the Digital Angel product were affected, in part, by the lack of GPS tracking capabilities within buildings. We are currently working on a second-generation Digital Angel product to include assisted GPS capabilities to enhance these "line of sight" issues). Therefore, during the fourth quarter of 2002, we recorded an impairment charge of approximately $31.5 of the goodwill associated with the Wireless and Monitoring reporting unit as more fully discussed below.

         We engaged an independent valuation firm to review and evaluate the goodwill of Digital Angel Corporation, as reflected on our books for the year-ended December 31, 2002. Independently, the valuation firm reviewed the goodwill of the various reporting units (Animal Applications, Wireless and Monitoring, GPS and Radio Communications and Medical Systems) at the request of Digital Angel Corporation. Digital Angel Corporation's management compiled the cash flow forecasts, growth rates, gross margin, fixed and variable cost structure, depreciation and amortization expenses, corporate overhead, tax rates, and capital expenditures, among other data and assumptions related to the financial projections upon which the valuation reports were based. The valuation firm's methodology including residual or terminal enterprise values were based on the following factors: risk free rate of 10 years; current leverage (E/V); leveraged beta - Bloomberg; unleveraged beta; risk premium; cost of equity; after-tax cost of debt; and weighted average cost of capital. These variables generated a discount rate calculation.

         Residual or Terminal Enterprise Value Calculation:

         The independent valuation firm was engaged by Digital Angel Corporation to perform a company comparable analysis utilizing financial and market information on publicly traded companies that are considered to be generally comparable to the Animal Applications, Wireless and Monitoring, GPS and Radio Communications and Medical Systems reporting units. Each analysis provided a benchmark for determining the terminal values for each business unit to be utilized in its discounted cash flow analysis. The analysis generated a multiple for each reporting unit, which was incorporated into the appropriate business unit's discounted cash flow model.

         Discounted Cash Flows:

         Discounted cash flow analyses were prepared for each of the reporting units, to compare their carrying values with the discounted present values of their cash flows, which indicated that the goodwill associated with Digital Angel Corporation was impaired.

         These analyses were subjected to tests of reasonableness by our independent auditors in light of the operating history of the respective business units, the newness of the technology, particularly with respect to the Digital Angel product, and the reliability of achieving forecast results and growth expectations. Neither we nor Digital Angel Corporation had a historical track record of achieving forecasts for new or existing technology products. The Digital Angel watch and pager is the primary revenue driver for the Digital Angel Corporation's Wireless and Monitoring division. The Digital Angel product itself had minimal sales despite an intensive marketing campaign for the product. The poor sales are partly explained by continuing R&D development efforts to enhance the product to make it user friendly, and an over estimation of consumer demand as a result of a challenging economic environment (i.e. consumers considered the Digital Watch a discretionary luxury item) and an uncertain marketplace (we overestimated consumer demand for an innovative and new technology to be introduced into the consumer marketplace). As a result of such evaluation, an impairment charge of approximately $62.2 million was determined by us to be reasonable, of which $30.7 million was associated with Digital Angel Corporation's Medical Systems division, which was acquired on March 27, 2002, and $31.5 million was associated with Digital Angel Corporation's Wireless and Monitoring division. Future goodwill impairment reviews may result in additional write-downs. Such determination involves the use of estimates and assumptions, which may be difficult to accurately measure or value.

         In addition, Digital Angel Corporation impaired $6.4 million of software associated with its Wireless and Monitoring segment. The write off related to an exclusive license to a digital encryption and distribution software system. The charge is included in the Consolidated Statements of Operations under the caption Asset Impairment.

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

         As a result of the restructuring and revision to our business model, the plan to implement an enterprise wide software system purchased in 2000 was discontinued during the third quarter of 2001, at which time the associated software costs were fully written off and the computer hardware was written down to its estimated net realizable value. During 2002, the remaining value of the equipment, which was no longer deemed saleable of approximately $0.5 million, was written off.

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

         NET LOSS ON CAPITAL TRANSACTIONS OF SUBSIDIARY AND LOSS ATTRIBUTABLE TO CHANGES IN MINORITY INTEREST AS A RESULT OF CAPITAL TRANSACTIONS OF SUBSIDIARY

         Gains where realizable and losses on issuance of shares of stock by our consolidated subsidiary, Digital Angel Corporation, are reflected in the consolidated statement of operations. We determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel Corporation was appropriate since the shares issued to date were not sales of unissued shares in a public offering, we do not plan to reacquire the shares issued and the value of the proceeds could be objectively determined. During 2002, we recorded a net loss of $2.4 million comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million pre-merger Digital Angel options (representing the difference between the carrying amount of our pro-rata share of our investment in pre-merger Digital Angel and the exercise price of the options), a gain of approximately $4.7 million from the deemed sale of 22.85% of the AWG, as a result of the merger with MAS, and a loss of approximately $2.0 million on the issuance of 1.1 million shares of Digital Angel Corporation common stock resulting primarily from the exercise of stock options. The loss represents the difference between the carrying amount of our pro-rata share of our investment in Digital Angel Corporation and the net proceeds from the issuances of the stock. In addition, during 2002, we recorded a loss of $2.0 million attributable to changes in our minority interest ownership of Digital Angel Corporation as a result of the stock issuances. We anticipate that in the future we will continue to realize gains and losses on the issuances of stock by Digital Angel Corporation.

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

         RESULTS OF DISCONTINUED OPERATIONS

         The following discloses the results of Intellesale and all other non-core businesses comprising discontinued operations for the period January 1 through March 1, 2001, and the year ended December 31, 2000:

         DISCONTINUED INTELLESALE BUSINESS:                              JANUARY 1,
                                                                   THROUGH MARCH 1,          YEAR ENDED
                                                                               2001                2000
                                                                               ----                ----
                                                                              (amounts in thousands)
Product revenue                                                              $7,965            $ 95,666
Service revenue                                                                 370               6,826
                                                                  --------------------------------------
Total revenue                                                                 8,335             102,492
Cost of products sold (exclusive of depreciation and
  amortization shown separately below)                                        6,974             104,396
Cost of services sold                                                            --               5,315
                                                                  --------------------------------------
Total cost of products and services sold (exclusive of
  depreciation and amortization shown separately below)                       6,974             109,711
Selling, general and administrative expenses                                  1,602              32,772
Gain on sale of subsidiary                                                       --              (5,145)
Depreciation and amortization                                                   121               2,949
Interest, net                                                                    --                  --
Impairment of investments                                                        --              46,600
(Benefit) provision for income taxes                                           (151)            (13,357)
Minority interest                                                               (11)                140
                                                                  --------------------------------------
(Loss) income from discontinued Intellesale businesses                       $ (200)           $(71,178)
                                                                  ======================================

         DISCONTINUED NON-CORE BUSINESSES:                               JANUARY 1,
                                                                   THROUGH MARCH 1,          YEAR ENDED
                                                                               2001                2000
                                                                               ----                ----
                                                                              (amounts in thousands)
Product revenue                                                              $5,074             $42,235
Service revenue                                                                 476                  --
                                                                  --------------------------------------
Total revenue                                                                 5,550              42,235
Cost of products sold (exclusive of depreciation and
  amortization shown separately below)                                        3,525              33,428
Cost of services sold                                                           259                  --
                                                                  --------------------------------------
Total cost of products and services sold (exclusive of
  depreciation and amortization shown separately below)                       3,784              33,428
Selling, general and administrative expenses                                    932               7,926
Loss on sale of subsidiary                                                       --                 528
Depreciation and amortization                                                   143               1,268
Interest, net                                                                    29                 187
Impairment of investments                                                        --               3,619
(Benefit) provision for income taxes                                            185                (257)
Minority interest                                                                64                  61
                                                                  --------------------------------------
(Loss) income from discontinued non-core businesses                          $  413             $(4,525)
                                                                  ======================================

         TOTAL DISCONTINUED OPERATIONS:                                  JANUARY 1,
                                                                   THROUGH MARCH 1,          YEAR ENDED
                                                                               2001                2000
                                                                               ----                ----
                                                                              (amounts in thousands)
Product revenue                                                             $13,039            $137,901
Service revenue                                                                 846               6,826
                                                                  --------------------------------------
Total revenue                                                                13,885             144,727
Cost of products sold (exclusive of depreciation and
  amortization shown separately below)                                       10,499             137,824
Cost of services sold                                                           259               5,315
                                                                  --------------------------------------
Total cost of products and services sold (exclusive of
  depreciation and amortization shown separately below)                      10,758             143,139
                                                                  --------------------------------------
Selling, general and administrative expenses                                  2,534              40,697
Gain on sale of subsidiary                                                       --              (4,617)
Depreciation and amortization                                                   264               4,217
Interest, net                                                                    29                 187
Impairment of investments                                                        --              50,219
(Benefit) provision for income taxes                                             34             (13,614)
Minority interest                                                                53                 201
                                                                  --------------------------------------
(Loss) income from discontinued operations                                  $   213            $(75,702)
                                                                  ======================================

         The above results do not include any allocated or common overhead expenses. Included in Interest, net, above are interest charges based on the debt of one of these businesses that was repaid when the business was sold in January 2002.

         As of March 27, 2003, we have sold or closed substantially all of the businesses comprising Discontinued Operations. There is one insignificant company remaining, which had revenue and net loss for the year ended December 31, 2002, of $0.7 million and $0.2 million, respectively. We anticipate selling this remaining company in the next several months. Proceeds from the sales of Discontinued Operations companies were used to repay amounts outstanding under our credit agreement with IBM Credit. Any additional proceeds on the sale of the remaining business will also be used to repay debt.

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

         During 2000, Intellesale refocused its business model away from the Internet segment and began concentrating on its traditional business of asset management and brokerage services and the sale of refurbished and new desktop and notebook computers, monitors and related components as a wholesale, business to business supplier. The transition resulted in significantly reduced revenues from its Bostek business unit in the first half of 2000 compared to substantial sales from this unit in the second half of 1999, contributing to the decline in revenue from 1999 to 2000. Cost of products and services sold (exclusive of depreciation and amortization) was significantly impacted by lower margin business in the first half of 2000 coupled with an inventory charge of $8.5 million, as discussed below.

         In the second quarter of 2000, Intellesale recorded a pre-tax charge of $17.0 million. Included in this charge was an inventory reserve of $8.5 million for products Intellesale expected to sell below cost (included in cost of goods sold), $5.5 million related to specific accounts and other receivables, and $3.0 million related to fees and expenses incurred in connection with Intellesale's cancelled public offering and certain other intangible assets. This charge reflects the segment's decreasing revenue trend, higher quarterly cost of products and services sold (exclusive of depreciation and amortization) and the expansion of Intellesale's infrastructure into a major warehouse facility. In addition, a more competitive business environment resulting from an overall slowdown in Intellesale's business segment, and management's attention to the Bostek operational and legal issues, contributed to the negative results. The impact of the loss resulted in Intellesale restructuring its overhead and refocusing its business model away from the Internet segment and back to its traditional business lines. This restructuring was completed in the fourth quarter of 2000 and during that quarter an additional $5.5 million of inventory acquired for retail distribution was written down to realizable value.

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

         We believe that we will be able to generate sufficient revenues and related cash flow in the year 2003 from the Advanced Technology segment to cover the operating expenses of this segment as well as our corporate overhead (exclusive of the corporate overhead of Digital Angel Corporation and InfoTech USA, Inc.). The primary source of revenue for the Advanced Technology segment is Computer Equity Corporation. For the year ended December 31, 2002, the Advanced Technology segment reported gross revenue of $41.9 million. Of this amount, Computer Equity Corporation represented $31.3 million or 74.7% of the total revenue. The future revenue outlook for Computer

Equity Corporation appears to be positive. In January 2003, Computer Equity Corporation's wholly owned subsidiary, GTI, was one of seventeen companies awarded the federal government's CONNECTIONS contract, which replaced the previous WACS contract. The CONNECTIONS contract has a three-year base term and five successive one-year renewal options. The renewal options are at the discretion of the government. The CONNECTIONS contract is similar to the WACS contract in that it will allow Computer Equity Corporation to provide government agencies with equipment and services for campus and building communications networks and related infrastructure without the need to follow the full procurement process for a new contract. During 2003 and beyond our focus will be to generate significant revenue and cash flow from our advanced technology products. We hope to realize revenue and positive cash flow in 2003 and beyond as these products gain customer acceptance and awareness throughout the world.

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

         On May 21, 2002, we filed a Current Report on Form 8-K with the SEC to report that, by letter dated May 14, 2002, Grant Thornton LLP resigned as our outside auditing firm. We, and Grant Thornton, had a disagreement on the proper accounting treatment with respect to a non-cash item in connection with the merger of pre-merger Digital Angel and MAS. As a result of the nature of the disagreement as outlined below, Grant Thornton communicated its resignation as our auditors. Grant Thornton advised us that our proposed treatment of the non-cash item was inconsistent with the position taken in MAS's definitive proxy statement dated February 14, 2002, related to the merger. Grant Thornton advised that we had not brought to Grant Thornton's attention the change in
                                     72
accounting position and that it did not believe it could rely upon future representations made by our management. Grant Thornton also advised us that it had not completed its review of our quarterly report on Form 10-Q for the first quarter of 2002.

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

         The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during 2002 and unexercised options held on December 31, 2002:

                  AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                                                                 Number of Securities           Value of Unexercised
                                                                Underlying Unexercised          In-The-Money Options
                                    Exercised in 2002         Options at Year End 2002 (#)    at Year End 2002 ($)(2)
                               -----------------------------  ----------------------------   ----------------------------
                               Shares Acquired     Value
            Name               Upon Exercise(#)  Realized($)  Exercisable    Unexercisable   Exercisable    Unexercisable
--------------------------     ----------------  -----------  -----------    -------------   -----------    -------------
RICHARD J. SULLIVAN
           Applied Digital
           Solutions, Inc.         646,297      $  171,837    8,285,000(3)     3,300,000(3)   $2,154,100       $377,000
 Digital Angel Corporation(4)      937,500       5,293,750            -                -               -              -
        InfoTech USA, Inc.               -               -      200,000          350,000               -              -
      VeriChip Corporation               -               -            -        1,450,000               -        290,000

SCOTT R. SILVERMAN
           Applied Digital
           Solutions, Inc.               -               -      325,000        1,600,000          84,500        168,000
 Digital Angel Corporation          93,750         366,830            -                -               -              -
        InfoTech USA, Inc.               -               -      100,000          350,000               -              -
      VeriChip Corporation               -               -            -          950,000               -        190,000

JEROME C. ARTIGLIERE
           Applied Digital
           Solutions, Inc.         104,577           4,049    1,029,000        1,300,000         267,540        135,000
 Digital Angel Corporation               -               -      234,375                -         440,156              -
        InfoTech USA, Inc.               -               -            -          500,000               -              -
      VeriChip Corporation               -               -            -          950,000               -        190,000

MICHAEL E. KRAWITZ
           Applied Digital
           Solutions, Inc.          13,178             828      504,000        1,000,000         131,040        106,000
 Digital Angel Corporation           3,000          19,962      114,188                -         214,445              -
        InfoTech USA, Inc.               -               -      100,000          350,000               -              -
      VeriChip Corporation               -               -                       940,000               -        188,000

PETER ZHOU
           Applied Digital
           Solutions, Inc.         100,000          58,000      112,333          216,667          29,207         24,333
 Digital Angel Corporation         150,000         529,595      271,875                -         491,581              -
        InfoTech USA, Inc.               -               -            -                -               -              -
      VeriChip Corporation               -               -            -          100,000               -              -

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

(4) To our knowledge, Mr. Sullivan has not sold the 937,500 shares he received upon exercise of the Digital Angel Corporation stock options. Moreover, the actual fair value on the date of exercise may be discounted because it was conceivable at the time he exercised the options that the merger of pre-merger Digital Angel and MAS might not close.


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

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         OWNERSHIP OF EQUITY SECURITIES

         The following table sets forth information regarding beneficial ownership of our common stock by each director and by each executive officer named in the summary compensation table and by all the directors and executive officers as a group as of March 24, 2003:

                                                                     ----------------------------------
                                                                        Number of
                                                                        Shares of         Percent of
                                                                       Common Stock      Common Stock
                                                                       Beneficially      Beneficially
Name of Beneficial Owner                                                Owned (1)            Owned
-----------------------------------------------------------------   ------------------   --------------
  Arthur F. Noterman                                                      1,385,000              *
  Daniel E. Penni                                                         1,849,065              *
  Dennis G. Rawan                                                                --              *
  Constance K. Weaver                                                     1,123,000              *
  Richard J. Sullivan (2) (3)                                            69,633,852          19.0%
  Scott R. Silverman                                                      1,325,000              *
  Kevin H. McLaughlin                                                       369,333              *
  Jerome C. Artigliere (2)                                                7,121,094           1.9%
  Michael E. Krawitz                                                      1,158,781              *
  Evan C. McKeown                                                           184,170              *
  Peter Zhou                                                                302,526              *

  All directors and executive officers as a group (14 persons)           85,453,426          23.3%

-------------

* Represents less than 1% of the issued and outstanding shares of our common stock.

     (1) This table includes presently exercisable stock options and options that are exercisable within sixty days of March 24, 2003 in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Arthur F. Noterman -1,064,000; Daniel E. Penni -1,064,000; Constance K. Weaver - 889,000; Richard J. Sullivan - 11,585,000; Scott R. Silverman - 1,325,000; Kevin H. McLaughlin - 358,333; Michael E. Krawitz - 1,104,000; Jerome C. Artigliere - 2,329,000; Evan C. McKeown - 183,334; Peter Zhou - 279,000; and all directors and officers as a group -21,118,667.

     (2) Pursuant to the terms of Messrs. Sullivan and Artigliere's severance agreements dated March 24, 2003, and subject to shareholder approval, Messrs. Sullivan and Artigliere will be issued 56.0 million and
         4.8 million shares of our common stock, respectively, on or before December 31, 2003, as extended per the terms of the severance agreements. These shares have been reflected as part of Messrs. Sullivan and Artigliere's beneficially owned shares at March 24, 2003.

     (3) Includes 10,885,000 stock options owned by Mr. Sullivan and 700,000 stock options and 5,000 shares of common stock owned by Mr. Sullivan's wife. Also, includes 259,598 shares owned by The Bay Group and 367,177 shares owned by Great Bay Technology, Inc. Mr. Sullivan controls The Bay Group and Great Bay Technology, Inc.

         The following table sets forth information regarding beneficial ownership of our 73.91% subsidiary, Digital Angel Corporation's common stock by each director and by each executive officer named in the summary compensation table and by all the directors and executive officers as a group as of March 24, 2003:

                                                                     ----------------------------------
                                                                        Number of
                                                                        Shares of         Percent of
                                                                       Common Stock      Common Stock
                                                                       Beneficially      Beneficially
Name of Beneficial Owner                                                Owned (1)            Owned
-----------------------------------------------------------------   ------------------   --------------
  Arthur F. Noterman                                                         93,750              *
  Daniel E. Penni                                                            93,750              *
  Dennis G. Rawan                                                                --             --
  Constance K. Weaver                                                        82,950              *
  Richard J. Sullivan (2)                                                 1,081,250           3.9%
  Scott R. Silverman                                                             --             --
  Kevin H. McLaughlin                                                            --             --
  Jerome C. Artigliere                                                      234,375              *
  Michael E. Krawitz                                                        114,188              *
  Evan C. McKeown                                                            30,468              *
  Peter Zhou                                                                234,375              *

  All directors and executive officers as a group (14 persons)            2,039,169           7.3%

-------------

* Represents less than 1% of the issued and outstanding shares of our common stock.

(1) This table includes presently exercisable stock options and options that are exercisable within sixty days of March 24, 2003 in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Arthur F. Noterman - 93,750; Daniel E. Penni - 93,750; Constance K. Weaver - 82,950; Richard J. Sullivan - 143,750; Michael E. Krawitz - 114,188; Jerome C. Artigliere - 234,375; Peter Zhou - 234,375; and all directors and officers as a group
         - 1,071,201.

(2)      Includes 93,750 stock options owned by Mr. Sullivan's wife.

         The following table sets forth information regarding beneficial ownership of our 52.5% subsidiary, InfoTech USA, Inc.'s common stock by each director and by each executive officer named in the summary compensation table and by all the directors and executive officers as a group as of March 24, 2003:

                                                                     ----------------------------------
                                                                        Number of
                                                                        Shares of         Percent of
                                                                       Common Stock      Common Stock
                                                                       Beneficially      Beneficially
Name of Beneficial Owner                                                Owned (1)            Owned
-----------------------------------------------------------------   ------------------   --------------
  Arthur F. Noterman                                                             --             --
  Daniel E. Penni                                                                --             --
  Dennis G. Rawan                                                                --             --
  Constance K. Weaver                                                            --             --
  Richard J. Sullivan                                                            --             --
  Scott R. Silverman                                                        100,000           2.0%
  Kevin H. McLaughlin                                                            --             --
  Jerome C. Artigliere                                                           --             --
  Michael E. Krawitz                                                        100,000           2.0%
  Evan C. McKeown                                                                --             --
  Peter Zhou                                                                     --             --

  All directors and executive officers as a group (14 persons)              200,000           3.9%

-------------

* Represents less than 1% of the issued and outstanding shares of our common stock.

(1) This table includes presently exercisable stock options and options that are exercisable within sixty days of March 24, 2003 in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Scott R. Silverman - 100,000; Michael E. Krawitz - 100,000; and all directors and officers as a group -200,000.

         The following table sets forth information regarding beneficial ownership of our wholly-owned subsidiary, VeriChip Corporation's common stock by each director and by each executive officer named in the summary compensation table and by all the directors and executive officers as a group as of March 24, 2003:

                                                                     ----------------------------------
                                                                        Number of
                                                                        Shares of         Percent of
                                                                       Common Stock      Common Stock
                                                                       Beneficially      Beneficially
Name of Beneficial Owner                                                Owned (1)            Owned
-----------------------------------------------------------------   ------------------   --------------
  Arthur F. Noterman                                                        100,000              *
  Daniel E. Penni                                                           100,000              *
  Dennis G. Rawan                                                                --             --
  Constance K. Weaver                                                       100,000              *
  Richard J. Sullivan (2)                                                 1,100,000           4.7%
  Scott R. Silverman                                                        500,000           2.1%
  Kevin H. McLaughlin                                                            --             --
  Jerome C. Artigliere                                                      500,000           2.1%
  Michael E. Krawitz                                                        500,000           2.1%
  Evan C. McKeown                                                           100,000              *
  Peter Zhou                                                                     --             --

  All directors and executive officers as a group (14 persons)            3,350,000          14.3%

-------------

* Represents less than 1% of the issued and outstanding shares of our common stock.

(1) This table includes presently exercisable stock options and options that are exercisable within sixty days of March 24, 2003 in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. The following directors and executive officers hold the number of exercisable options set forth following their respective names:
        Arthur F. Noterman - 100,000; Daniel E. Penni - 100,000; Constance
        K. Weaver - 100,000; Richard J. Sullivan - 1,100,000; Scott R. Silverman - 500,000; Michael E. Krawitz - 500,000; Jerome C. Artigliere - 500,000; Evan C. McKeown - 100,000; and all directors and officers as a group -3,350,000.

(2)     Includes 100,000 stock options owned by Mr. Sullivan's wife.

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

Named Executive Officer                Amount         Interest Rate           Due Date
-----------------------                ------         -------------           --------
Richard J. Sullivan                 $1,375,000             6.0%          September 27, 2003
Jerome C. Artigliere                    57,750             6.0           September 27, 2003
Michael E. Krawitz                      57,750             6.0           September 27, 2003
Peter Zhou                              57,750             6.0           September 27, 2003

Directors                              Amount         Interest Rate           Due Date
---------                              ------         -------------           --------
Arthur F. Noterman                    $236,500             6.0%          September 27, 2003
Daniel E. Penni                        236,500             6.0           September 27, 2003
Constance K. Weaver                    236,500             6.0           September 27, 2003

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

         Before March 27, 2002, we provided certain general and administrative services to pre-merger Digital Angel, including finance, legal, benefits and other miscellaneous items. The costs of these services were approximately $200,000 for the year ended December 31, 2002. We also charged pre-merger Digital Angel $1.8 million of interest expense in 2002, which was converted to pre-merger Digital Angel's capital by us. In addition, during 2002, accrued expenses of $300,000 were relieved and contributed to pre-merger Digital Angel's capital by us.

         All of the transactions noted above between us and Digital Angel Corporation have been eliminated in consolidation.

         InfoTech USA, Inc.

         On December 31, 2002, InfoTech USA, Inc. was indebted to us in the amount of $149,000. We owned approximately 52.5% of InfoTech USA, Inc. at December 31, 2002. Beginning in April 2002, and for the period of time during which Kevin McLaughlin served as InfoTech USA, Inc.'s President, Chief Executive Officer and Chief Operating Officer, we had a financial arrangement with InfoTech USA, Inc. whereby the salary, bonus and benefits for Mr. McLaughlin were paid by us. InfoTech USA, Inc. reimbursed us for all payroll and benefit-related expenses incurred as a result of such financial arrangement on a monthly basis. Mr. McLaughlin resigned as InfoTech USA, Inc.'s President, Chief Executive Officer and Chief Operating Officer on March 10, 2003. In addition, InfoTech USA, Inc. reimburses us on a monthly basis for various business insurance coverages and other miscellaneous business expenses. During the fiscal year ending December 31, 2002, InfoTech

USA, Inc. reimbursed us approximately $415,073 for such business expenses. All of the transactions noted above between us and InfoTech USA, Inc. have been eliminated in consolidation.

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

         (b) Internal Control Over Financial Reporting

         There have not been any changes in the Company's internal controls over financial reporting identified in connection with an evaluation thereof that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

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

DATE:  FEBRUARY 17, 2004          APPLIED DIGITAL SOLUTIONS, INC. (REGISTRANT)

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

  10.31 International Distribution Agreement, dated March 8, 2003, by and between VeriChip Corporation and the Company LaFont, LTDA (incorporated herein by reference to Exhibit 10.31 to the registrant's Annual Report on Form 10-K/A filed with the Commission on December 22, 2003)

  21.1   List of Subsidiaries of Applied Digital Solutions, Inc.**

  23.1   Consent of PricewaterhouseCoopers LLP**

  23.2   Consent of Eisner LLP**

  31.1 Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)**

  31.2 Certification by Evan C. McKeown, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)**

  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

  32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

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
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                                     -----------------------------------------
                                                                                           2002           2001          2000
                                                                                     -----------------------------------------
   PRODUCT REVENUE                                                                      $  80,936      $ 113,147     $ 104,759
   SERVICE REVENUE                                                                         18,664         43,167        30,007
------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUE                                                                           99,600        156,314       134,766
   COST OF PRODUCTS SOLD (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN
       SEPARATELY BELOW)                                                                   58,395         86,670        68,899
   COST OF SERVICES SOLD                                                                    9,323         23,169        13,576
------------------------------------------------------------------------------------------------------------------------------
   TOTAL COST OF PRODUCTS AND SERVICES SOLD (EXCLUSIVE OF DEPRECIATION AND
       AMORTIZATION SHOWN SEPARATELY BELOW)                                                67,718        109,839        82,475
   SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                                             66,450        102,316        61,996
   RESEARCH AND DEVELOPMENT EXPENSE                                                         3,518          8,610         2,504

   INTEREST AND NON-CASH CHARGES:

   ASSET IMPAIRMENT                                                                        69,382         71,719         6,383
   DEPRECIATION AND AMORTIZATION                                                            4,773         28,899        11,073
   (GAIN) LOSS ON SALE OF SUBSIDIARIES AND BUSINESS ASSETS                                   (132)         6,058          (486)
   INTEREST AND OTHER INCOME                                                               (2,356)        (2,076)       (1,095)
   INTEREST EXPENSE                                                                        17,524          8,555         5,901
------------------------------------------------------------------------------------------------------------------------------
   LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION (BENEFIT)
       FOR INCOME TAXES AND MINORITY INTEREST                                            (127,277)      (177,606)      (33,985)

   PROVISION (BENEFIT) FOR INCOME TAXES                                                       326         20,870        (5,040)
------------------------------------------------------------------------------------------------------------------------------
   LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                              (127,603)      (198,476)      (28,945)
   MINORITY INTEREST                                                                      (18,474)          (718)          229
   NET LOSS ON CAPITAL TRANSACTIONS OF SUBSIDIARY                                           2,437             --            --
   LOSS ATTRIBUTABLE TO CHANGES IN MINORITY INTEREST AS A RESULT OF CAPITAL
       TRANSACTIONS OF SUBSIDIARY                                                           2,048             --            --
   EQUITY IN NET LOSS OF AFFILIATE                                                            291            328            --
------------------------------------------------------------------------------------------------------------------------------
   LOSS FROM CONTINUING OPERATIONS                                                       (113,905)      (198,086)      (29,174)
   INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES
       (BENEFIT) OF $0 IN 2002, $0 IN 2001 AND $(13,614) IN 2000                               --            213       (75,702)
   CHANGE IN ESTIMATE ON LOSS ON DISPOSAL AND OPERATING
       LOSSES DURING THE PHASE OUT PERIOD                                                   1,420        (16,695)       (7,266)
   LOSS BEFORE EXTRAORDINARY GAIN                                                        (112,485)      (214,568)     (112,142)
   EXTRAORDINARY GAIN                                                                          --          9,465            --
------------------------------------------------------------------------------------------------------------------------------
   NET LOSS                                                                              (112,485)      (205,103)     (112,142)
   PREFERRED STOCK DIVIDENDS AND OTHER                                                         --          1,147           191
   ACCRETION OF BENEFICIAL CONVERSION FEATURE OF
       REDEEMABLE PREFERRED STOCK - SERIES C                                                   --          9,392         3,857
------------------------------------------------------------------------------------------------------------------------------
   NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                                            $(112,485)     $(215,642)    $(116,190)
==============================================================================================================================

   EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED
       LOSS FROM CONTINUING OPERATIONS                                                  $   (0.42)     $   (1.23)    $    (.52)
       (LOSS) INCOME FROM DISCONTINUED OPERATIONS                                              --           (.10)        (1.30)
       EXTRAORDINARY GAIN                                                                      --            .06            --
------------------------------------------------------------------------------------------------------------------------------
   NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                        $   (0.42)     $   (1.27)    $   (1.82)
==============================================================================================================================
   WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
       BASIC AND DILUTED                                                                  269,232        170,009        63,825
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
                                                    (IN THOUSANDS)

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                              2002           2001             2000
                                                                         --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                                      $(112,485)     $(205,103)       $(112,142)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Asset impairment, restructuring and unusual charges                  69,382         71,719            6,383
         (Income) loss from discontinued operations                           (1,420)        16,482           82,968
         Depreciation and amortization                                         4,773         28,899           11,073
         Non-cash interest expense                                             5,770             --               --
         Deferred income taxes                                                   (69)        21,435           (3,365)
         Impairment of notes receivable                                        4,472         21,873               --
         Interest income on notes received for shares issued                    (475)            --               --
         Net loss on capital transactions of subsidiary                        2,437             --               --
         Loss attributable to changes in minority interest as a
           result of capital transactions of subsidiary                        2,048             --               --
         Extraordinary gain                                                       --         (9,465)              --
         Minority interest                                                   (18,474)          (718)             229
         (Gain) loss on sale of subsidiaries and business assets                (132)         6,058             (486)
         Gain on sale of equipment and assets                                   (406)            --             (466)
         Non-cash compensation and administrative expenses                    20,143          5,274               --
         Equity in net loss of affiliate                                         291            328               --
         Issuance of stock for services                                        2,958             --               --
         Net change in operating assets and liabilities                       17,166         28,365           (5,577)
         Net cash provided by (used in) discontinued operations                  116         (3,127)         (22,035)
----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                         (3,905)       (17,980)         (43,418)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in notes receivable                                               3,155          1,299           31,457
    Received from buyers of divested subsidiaries                              2,625             --               --
    Proceeds from sale of property and equipment                               3,535          1,347              939
    Proceeds from sale of subsidiaries and business assets                     1,382          1,673            2,821
    Payments for property and equipment                                       (1,858)        (2,757)          (8,391)
    Payment for asset and business acquisition (net of
      cash balances acquired)                                                   (261)            --           (9,141)
    Decrease (increase) in other assets                                            3            944             (963)
    Net cash (used in) provided by discontinued operations                      (507)           208            1,708
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                      8,074          2,714           18,430
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net amounts (paid) borrowed on notes payable                              (4,778)        13,981            2,234
    Proceeds on long-term debt                                                 1,287            553           15,971
    Payments for long-term debt                                               (1,422)        (2,485)         (11,553)
    Other financing costs                                                       (875)          (375)            (835)
    Issuance of common shares                                                  1,695            678            6,137
    Collection of notes receivable for shares issued                           1,156             --               --
    Issuance of preferred shares, related options and warrants                    --             --           19,056
    Proceeds from subsidiary issuance of common stock                            630            126               --
    Stock issuance costs                                                        (518)          (798)            (180)
    Net cash (used in) provided by discontinued operations                        --           (757)              16
----------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           (2,825)        10,923           30,846
----------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,344         (4,343)           5,858

EFFECT OF EXCHANGE RATES CHANGES ON CASH AND CASH EQUIVALENTS                    778             --               --

----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                  3,696          8,039            2,181
----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                    $   5,818      $   3,696        $   8,039
======================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Income taxes (refunds received) paid                                   $    (971)     $  (2,227)       $     660
    Interest paid                                                              3,778          4,071            5,722
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

Advanced Technology

The business units comprising the Company's Advanced Technology segment represent those business units that it believes will provide the necessary synergies, support and infrastructure to allow it to develop, promote and fully-integrate its technology products and services. This

----------------------------------------------------------------------------
                                                                   Page F-12

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


segment specializes in voice, data and video telecommunications networks, software, and other networking products and service. In addition, its VeriChip(TM) product has multiple applications in security, personal identification, safety, healthcare (subject to FDA approval) and more. Its customer base includes governmental agencies, commercial operations, and consumers. As of December 31, 2002, 2001 and 2000, revenues from this segment accounted for 42.1%, 28.5% and 24.0%, respectively, of the Company's total revenues. The principal products and services in this segment are as follows:

         o   Voice, data and video telecommunications networks;
         o   Call center and customer relationship management software;
         o   Networking products and services;
         o   Website design and Internet access;
         o   Miniaturized implantable verification chip (VeriChip(TM)); and
         o   Miniaturized power generator (Thermo Life (TM)).

Approximately $31.3 million, or 74.7% and $27.4 million, or 61.5%, of the Advanced Technology segment's revenues for 2002 and 2001, respectively, were generated by the Company's wholly-owned subsidiary, Computer Equity Corporation. Computer Equity Corporation was acquired effective June 1,
2000. No other products or services provided more than 10.0% of the revenues for this segment during 2002. Networking products and services provided approximately 11.0%, and customer relationship management software provided approximately 11.3% of the revenues for this segment during 2001. No other products or services provided more than 10% of revenues during 2001. As of December 31, 2002, the Company has not reported any revenues from the sales of its VeriChip and Thermo Life products.

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

Medical Systems division--is the MAS division that was acquired on March 27, 2002. A staff of logistics specialists and physicians provide medical assistance services and interactive medical information services to people traveling anywhere in the world. It also sells a variety of kits containing pharmaceutical and medical supplies.

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

Upon the adoption of SFAS 142, in 2002, the Company discontinued the amortization of goodwill and other intangible assets deemed to have indefinite lives. Instead, the Company is required to test these assets for impairment annually as part of its annual business planning cycle during the fourth quarter of each year. See Note 8. As part of the implementation of SFAS 142 on January 1, 2002, the Company was required to complete a transitional impairment test for goodwill and other intangible assets. The transitional impairment test required the Company to compare the fair value of each of its reporting units to its carrying value. At January 1, 2002, the Company's reporting units consisted of the following (the Company's reporting units listed below are those businesses,


----------------------------------------------------------------------------
                                                                   Page F-16

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
----------------------------------------------------------------------------

which have goodwill and for which discrete financial information is available and upon which segment management makes operating decisions). Goodwill was assigned to each applicable reporting unit as of the date of acquisition.

     o  Advanced Technology segment's Computer Equity Corporation;
     o  Advanced Technology segment's P-Tech., Inc.;
     o  Advanced Technology segment's Pacific Decision Sciences;
     o  Pre-merger Digital Angel Corporation's Animal Applications division;
     o Pre-merger Digital Angel Corporation's Wireless and Monitoring division;
     o Pre-merger Digital Angel Corporation's GPS and Radio Communications division; and
     o  InfoTech USA, Inc.

Methodology for Assigning Goodwill to Reporting Units:

The goodwill assigned to the Company's reporting units was based on the goodwill resulting from its acquisition of the reporting unit, with the goodwill attributable to the merger of Destron Fearing Corporation, which was a publicly held company trading on the Nasdaq (Destron), and Digital Angel.net Inc. (DA.net) allocated between the Animal Applications and the Wireless and Monitoring reporting units. The merger of Destron and DA.net occurred in September 2000. The goodwill resulting from the Destron and DA.net merger was approximately $74.7 million, of which $50.7 million was allocated to Animal Applications and $24.0 was allocated to Wireless and Monitoring. (The Wireless and Monitoring reporting unit also included the goodwill associated with the acquisition of Timely Technology Corp., of approximately $7.5 million).

The Company believes that a portion of the goodwill resulting from the Destron and DA.net merger was due to the synergies of the combined companies. There were several potential benefits/synergies of the merger that it believed would contribute to the success of the combination. These potential benefits/synergies included:

               o the acceleration of the opportunities of the Digital Angel technology through the combination with Destron and the current products it offers, which establishes a company with stronger capabilities;
               o the combination of Digital Angel.net Inc. and Destron, with its injectable microchip technology and its current products in the animal identification markets, provide broader product offerings for the combined company;
               o improvement in the purchasing power of the combined company as compared to either company standing alone, resulting in reduced costs;
               o the management team of the combined company having greater depth of knowledge of the injectable microchip and animal identification industries and more business experience than that of either company standing alone;
               o the potential to expand the market presence of Digital Angel.net and Destron's products globally through a larger combined sales force and geographically more extensive sales and distribution channels;
               o the complementary nature of each company's product offerings as an extension of the offerings of the other company;
               o increased product diversification and penetration of each company's customer base;
               o  similarities in corporate culture; and
               o the opportunity for expanded research and development of the combined product offerings, including potential new product offerings.

Since none of the assets and liabilities resulting from the merger had been assigned to the Wireless and Monitoring reporting unit, the Company determined the allocation of the goodwill between the Animal Applications and Wireless and Monitoring reporting units based upon guidance provided in FAS 142. FAS 142 states that, "the methodology used to determine the amount of goodwill to assign to a reporting unit shall be reasonable and supportable and shall be applied in a consistent manner." Since Destron was a publicly held company at the time of the merger, and as a result, its fair market value was readily determinable, the Company allocated to the Animal Applications reporting unit the amount of goodwill equal to Destron's fair market value prior to our public announcement of the potential merger, which was approximately $50.7 million. This resulted in our allocation of approximately $24.0 million to the Wireless and Monitoring reporting unit, which the Company believed represented the fair market value of the unit at that point in time, based on its belief in the market potential for the Digital Angel product, coupled with the synergies of the combined companies, as discussed above. On November 26, 2001, the Company launched the Digital Product and during 2002, it marketed the product extensively. Despite the Company's aggressive marketing campaign, the Digital Angel product did not achieve the company's forecasted revenues during 2002. (Sales of the Digital Angel product were affected, in part, by the lack of GPS tracking capabilities within buildings. The Company is currently working on a second-generation Digital Angel product to include assisted capabilities to enhance these "line of sight" issues). Therefore, during the fourth quarter of 2002, the Company recorded an impairment charge of approximately $31.5 of the goodwill associated with the Wireless and Monitoring reporting unit as more fully discussed below.

The Company's methodology for estimating the fair value of each reporting unit at January 1, 2002, was a combination of impairment testing both internally (for the Advanced Technology segment's Computer Equity Corporation, P-Tech, Inc. and Pacific Decision Sciences reporting units and for the InfoTech USA, Inc. reporting unit based primarily on discounted future cash flows), and externally (by engagement of outside valuation professionals to analyze the reporting units associated with pre-merger Digital Angel Corporation, using a combination of comparable company and discounted cash flow analyses). If the fair value of a reporting unit exceeded its carrying value, then no further testing was required. However, if the carrying value of a reporting unit exceeded its fair value, then an impairment charge was required. Based upon the conclusion of our internal and external impairment testing methodology, the adoption of SFAS 142 did not result in an impairment charge.

The annual test performed by the Company during the fourth quarter of 2002, resulted in an impairment charge of $62.2 million associated with the Company's Digital Angel Corporation segment, as more fully described below. This impairment charge is included in the Consolidated Statements of Operations under Asset Impairment. In the fourth quarter of 2002, the Company tested goodwill at each reporting unit level. At December 31, 2002, the Company's reporting units consisted of the following:

               o  Advanced Technology segment's Computer Equity Corporation;
               o  Advanced Technology segment's P. Tech, Inc.;
               o  Advanced Technology segment's Pacific Decision Sciences;
               o  Digital Angel Corporation's Animal Applications division;
               o  Digital Angel Corporation's Wireless and Monitoring division;
               o Digital Angel Corporation's GPS and Radio Communications division;
               o Digital Angel Corporation's Medical Systems division (consisting of the business operations of MAS, which was acquired on March 27, 2002); and
               o  InfoTech USA, Inc.

The Company's methodology for estimating the fair value of each reporting unit during the fourth quarter of 2002 was a combination of impairment testing performed both internally and externally. The tests for the Advanced Technology segment's P-Tech., Inc. and Pacific Decision Sciences reporting units were performed internally based primarily on discounted future cash flows. The tests for the Advanced Technology segment's Computer Equity Corporation, the reporting units associated with Digital Angel Corporation and the InfoTech USA, Inc. reporting unit were performed externally through the engagement of outside valuation professionals who performed valuations using a combination of comparable company and discounted cash flow analyses). If the fair value of a reporting unit exceeded its carrying value, then no further testing was required. However, if the carrying value of a reporting unit exceeded its fair value, then a impairment charge was recorded. When fair value was determined using discounted cash flows, the discount rate utilized by the Company was the rate of return expected from the market or the rate of return for a similar investment with similar risks. The assumptions used in the determination of fair value using discounted cash flows were as follows:



----------------------------------------------------------------------------
                                                                   Page F-17

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
----------------------------------------------------------------------------


     o Cash flows were generated for periods ranging from 5 to 10 years based on the expected recovery period for the goodwill;
     o Earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow; and
     o A discount rate of 11.0% was used. The rate was determined based on the risk free rate of the 10-year U.S. Treasury Bond plus a market risk premium of 7%.

RESIDUAL OR TERMINAL ENTERPRISE VALUE CALCULATION:

An independent valuation firm was engaged by Digital Angel Corporation to perform a company comparable analysis utilizing financial and market information on publicly traded companies that are considered to be generally comparable to Digital Angel Corporation's four business units: Animal Applications, Wireless and Monitoring, GPS and Radio Communications and the Medical Systems. Each analysis provided a benchmark for determining the terminal values for each business unit to be utilized in its discounted cash flow analysis. The analyses generated a multiple for each reporting unit, which was incorporated into the appropriate business unit's discounted cash flow model.

As of December 31, 2002, Digital Angel Corporation's Wireless and Monitoring segment had not recorded any significant revenues from its Digital Angel product and it had not achieved the revenue projections used as the basis for the Company's impairment tests upon the adoption of FAS 142 on January 1, 2002. In addition, the revenues associated with the Medical Systems business had decreased. At December 31, 2002, the market value of the Company's investment in Digital Angel Corporation (AMEX:DOC) was approximately $50.0 million. In consideration of these factors, the newness of the Digital Angel Technology, the operating history of Digital Angel Corporation, the challenging economic environment and uncertainties in the marketplace along with the independent fair value measurement valuations performed by the independent professionals, the Company concluded that future cash flows from certain operations would not be sufficient to recover $30.7 million of the goodwill associated with Digital Angel Corporation's Medical Systems division, and all of the $31.5 million of goodwill associated with Digital Angel Corporation's Wireless and Monitoring division. Accordingly, these amounts were recorded as impairment charges during the fourth quarter of 2002. The business operations of the reporting units associated with Digital Angel Corporation are described in Note 1. The changes in the carrying amount of goodwill for the year ended December 31, 2002, by reporting unit are as follows (in thousands):

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

Other than goodwill, as discussed above, the Company does not have any intangible assets with an indefinite life.

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

As of December 31, 2002, the Company has not yet recognized revenue associated with its VeriChip product. The Company plans to recognize revenue associated with the distributor rights, product sales and monitoring services in the future based upon the following policy:

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

ALL OTHER

For arrangements where the contract to deliver software require significant production, modification or customization of the software, revenue is recognized using the percentage of completion accounting in accordance with Statement of Position ("SOP") 97-2 and SOP 81-1. The service element of these contracts was essential to the functionality of other elements in the contract and could not be accounted for separately as allowed in SOP 97-2. The cost to complete and extent of progress towards completion of these contracts was reasonably ascertained based on the detailed tracking regarding labor hours expended in accordance with SOP 97-2 and SOP 81-1. Progress payments on the contracts were required and progress was measured using the efforts expended input measure as allowed in SOP 81-1. As of December 31, 2001, the Company had sold or closed the business that recognized revenue using the percentage of completion accounting as outlined above. The amount of revenue recognized using the percentage of completion method for 2001 and 2000 was $6.7 million and $8.8 million, respectively.

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

                                                                     YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------

                                                              2002             2001            2000
                                                           ---------        ---------       ---------
Net loss available to common
  shareholders, as reported                                $(112,485)       $(215,642)      $(116,190)
          Deduct: Total stock-based employee
            compensation expense determined under
            fair value-based method for all awards,
            net of related tax effects (1)                    (3,272)          (2,708)         (2,678)
                                                           ---------        ---------       ---------

         Pro forma net loss                                $(115,757)       $(218,350)      $(118,868)
                                                           ---------        ---------       ---------

         Loss per share:
           Basic and diluted--as reported                  $   (0.42)       $   (1.27)      $   (1.82)
                                                           =========        =========       =========
           Basic and diluted--pro forma                    $   (0.43)       $   (1.28)      $   (1.86)
                                                           =========        =========       =========

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

NET LOSS ON CAPITAL TRANSACTIONS OF SUBSIDIARY AND LOSS ATTRIBUTABLE TO CHANGES IN MINORITY INTEREST AS A RESULT OF CAPITAL TRANSACTIONS OF SUBSIDIARY

Gains where realizable and losses on issuance of shares of stock by the Company's consolidated subsidiary, Digital Angel Corporation, are reflected in the consolidated statement of operations. The Company determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel Corporation was appropriate since the shares issued to date were not sales of unissued shares in a public offering, the Company does not plan to reacquire the shares issued and the value of the proceeds could be objectively determined. During 2002, the Company recorded a net loss of $2.4 million occasioned by the merger of pre-merger Digital Angel and MAS, comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million pre-merger Digital Angel options (representing the difference between the carrying amount of the Company's pro-rata share of its investment in pre-merger Digital Angel and the exercise price of the options), a gain of approximately $4.7 million from the deemed sale of 22.85% of the AWG, as a result of the merger with MAS, and a loss of $2.0 million on the issuances of 1.1 million shares of Digital Angel Corporation common stock resulting primarily from the exercise of stock options. The loss represents the difference between the carrying amount of the Company's pro-rata share of its investment in Digital Angel Corporation and the net proceeds from the issuances of the stock. In addition, during 2002, the Company recorded a loss of $2.0 million attributable to changes in its minority interest ownership of Digital Angel Corporation as a result of the stock issuances. See Note 28.

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

During 2002, the Company recorded a net loss on capital transactions of Digital Angel Corporation and losses attributable to changes in minority interest as a result of capital transactions of Digital Angel Corporation as more fully described in Note 28.

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
                                                         ==================================================================

------------------------------------------------------------------------------
                                                                     Page F-26

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


                                   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS DATA
                                               YEAR ENDED DECEMBER 31, 2002
                                                         APPLIED DIGITAL    DIGITAL ANGEL      CONSOLIDATION
                                                         SOLUTIONS, INC.     CORPORATION       ELIMINATIONS    CONSOLIDATED
                                                         ------------------------------------------------------------------
                                                                               (amounts in thousands)

Product revenue                                            $  50,060          $ 30,946          $    (70)      $  80,936
Service revenue                                               15,979             2,685                --          18,664
                                                         ------------------------------------------------------------------
  Total revenue                                               66,039            33,631               (70)         99,600
Cost of products sold (exclusive of depreciation
  and amortization shown separately below)                    40,690            17,705                --          58,395
Cost of services sold                                          7,107             2,216                --           9,323
                                                         ------------------------------------------------------------------
  Total cost of products and services sold (exclusive
    of depreciation and amortization shown separately
    below)                                                    47,797            19,921                --          67,718
Selling, general and administrative expenses                  32,218            34,302               (70)         66,450
Intercompany management fees                                    (193)              193                --              --
Research and development                                       1,096             2,422                --           3,518
Asset impairment                                               5,564            63,818                --          69,382
Depreciation and amortization                                  1,142             3,631                --           4,773
Gain on sale of subsidiaries and business assets                (132)               --                --            (132)
Interest and other income                                     (1,755)             (601)               --          (2,356)
Interest expense                                              17,221             2,109            (1,806)         17,524
                                                         ------------------------------------------------------------------
Loss from continuing operations before taxes,
  minority interest, losses attributable to
  capital transactions of subsidiary and equity
  in net loss of affiliate                                   (36,919)          (92,164)            1,806        (127,277)
Provision for income taxes                                       326                --                --             326
                                                         ------------------------------------------------------------------
Loss from continuing operations before minority
  interest, losses attributable to capital
  transactions of subsidiary and equity in net
  loss of affiliate                                          (37,245)          (92,164)            1,806        (127,603)
Minority interest                                            (18,378)              (96)               --         (18,474)
Net loss on capital transactions of subsidiary                 2,437                --                --           2,437
Loss attributable to changes in minority interest
  as a result of capital transactions of subsidiary            2,048                --                --           2,048
Equity in net loss of affiliate(1)                            90,553               291           (90,553)            291
                                                         ------------------------------------------------------------------
Loss from continuing operations                            $(113,905)         $(92,359)         $ 92,359       $(113,905)
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

During 2002, the Company recorded an impairment charge of $6.4 million to write-down certain software related to its Digital Angel Corporation segment. The write off related to an exclusive license to a digital encryption and distribution software system, which was on longer usable. The charge is included in the Consolidated Statements of Operations under the caption Asset Impairment.

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

The adoption of SFAS 142 did not result in an impairment charge, however, the annual test performed by the Company during the fourth quarter of 2002 resulted in an impairment charge of $62.2 million associated with the Company's Digital Angel Corporation segment. This impairment charge is included in the consolidated statement of operations under the caption Asset Impairment. In the fourth quarter of 2002, the company tested goodwill at each reporting level unit. Goodwill was assigned to each applicable reporting unit as of the date of acquisition. The Company's reporting units are those businesses, which have goodwill, and for which discrete financial information is available and upon which segment management makes operating decisions. At December 31, 2002, the Company's reporting units consisted of the following:

               o  Advanced Technology segment's Computer Equity Corporation;
               o  Advanced Technology segment's P-Tech., Inc.;
               o  Advanced Technology segment's Pacific Decision Sciences;
               o  Digital Angel Corporation's Animal Applications division;
               o  Digital Angel Corporation's Wireless and Monitoring division;
               o Digital Angel Corporation's GPS and Radio Communications division;
               o  Digital Angel Corporation's Medical Systems division; and
               o  InfoTech USA, Inc.

The fair values of the Company's reporting units were estimated using the expected present value of future cash flows. Based upon these fair value tests, it was determined that certain goodwill was impaired. The impairment relates to the goodwill associated with Digital Angel Corporation's Medical Systems division resulting from the acquisition of MAS in March 2002, and to Digital Angel Corporation's Wireless and Monitoring division. As of December 31, 2002, Digital Angel Corporation's Wireless and Monitoring segment had not recorded any significant revenues from its Digital Angel product and the revenues associated with the Medical Systems business had decreased. The impairment charge is more fully described in Notes 1 and 15. In addition, there can be no assurance that future goodwill impairment tests will not result in additional impairment charges.


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

The holders of the preferred stock also received 0.8 million warrants to purchase up to 0.8 million shares of the Company's common stock. The warrants expire in October 2005. At December 31, 2002, the exercise price was $4.66 per share, subject to adjustment for various events, including the issuance of shares of common stock, or options or other rights to acquire common stock, at an issuance price lower than the exercise price under the warrants. The exercise price may be paid in cash, in shares of common stock or by surrendering warrants. The warrants were valued using the Black-Scholes valuation model. See Note 13 for the valuation and related assumptions.

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

Under the Flexible Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights (SARs) or Performance
Shares may be granted to certain officers and employees of the Company is
36.0 million as of December 31, 2002, of which 35.9 million options have been issued through December 31, 2002. To date, the Company has not granted SARs under the Flexible Plan. Some of the options may not be exercised until one to three years after the options have been granted, and are exercisable over a period of five years.

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
                              =====                         ======          =====         ======

Information pertaining to options granted by the Company's subsidiary, InfoTech USA, Inc., is as follows: In February 1998, InfoTech USA, Inc.'s shareholders approved a stock option plan (the "InfoTech 1998 Plan"), as amended. Under the InfoTech 1998 Plan, 1,000,000 shares of InfoTech USA, Inc.'s common stock are reserved for issuance upon the exercise of options designated as either incentive stock options or non-qualified stock options. The InfoTech 1998 Plan will terminate in February 2008. During 2000, options for the purchase of 110,000 shares of InfoTech USA, Inc.'s common stock were granted to investment bankers, directors and employees of InfoTech USA, Inc. with immediate vesting. All other options granted prior to 2000 vest over a four-year period following the date of grant. All options granted under the InfoTech 1998 Plan expire five years from the date of grant. As of December 31, 2002, 733,000 options have been issued under the InfoTech 1998 Plan and 295,000 options remain outstanding.

------------------------------------------------------------------------------
                                                                     Page F-48

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


In March 2001, the shareholders of InfoTech USA, Inc. approved the InfoTech USA, Inc. 2001 Flexible Stock Plan (the "InfoTech 2001 Plan"). Under the InfoTech 2001 Plan, the number of shares which may be issued, or for which options, SARs or performance shares may be granted to certain directors, officers and employees of InfoTech USA, Inc. is 2,500,000 per year, plus an annual increase, effective as of the first day of each calendar year, commencing with 2002, equal to 25% of the number of InfoTech USA, Inc.'s outstanding shares as of the first day of such calendar year, but in no event more than 10,000,000 shares in the aggregate. To date, 3,825,000 stock options have been issued under the InfoTech 2001 Plan, and they all remained outstanding as of December 31, 2002. No SARs have been granted as of December 31, 2002. The options may not be exercised until one year after the options have been granted, and are exercisable over a period of ten years.

Information pertaining to options granted by VeriChip Corporation is as follows: In February 2002, the Board of Directors of VeriChip Corporation approved the VeriChip Corporation 2002 Flexible Stock Plan (the "VeriChip 2002 Plan"). Under the VeriChip 2002 Plan, the number of shares for which options, SARs or performance shares may be granted to certain directors, officers and employees is 8,000,000. As of December 31, 2002, 6,906,000 options have been granted to directors, officers and employees under the plan, with vesting ranging from one to two years from the date of grant. All of the options expire ten years from the vesting date. As of December 31, 2002, no SARs have been granted under the VeriChip 2002 Plan.

The Company's subsidiary, Thermo Life Corporation also has a stock option plan. As of December 31, 2002, no options or other awards have been granted under this plan.

All options granted under the stock option plans of the Company's subsidiaries have been issued at fair market value on the date of grant.

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

Methodology for Assigning Goodwill to Reporting Units:

In accordance with FAS 142, upon adoption, the Company was required to allocate goodwill to our various reporting units. At January 1, 2002, our reporting units consisted of the following (the Company's reporting units listed below are those businesses, which have goodwill and for which discrete financial information is available and upon which segment management makes operating decisions):

         *  Advanced Technology segment's Computer Equity Corporation;
         *  Advanced Technology segment's P-Tech., Inc.;
         *  Advanced Technology segment's Pacific Decision Sciences;
         * Pre-merger Digital Angel Corporation's Animal Applications division;
         * Pre-merger Digital Angel Corporation's Wireless and Monitoring division;
         * Pre-merger Digital Angel Corporation's GPS and Radio Communications division; and
         *  InfoTech USA, Inc.

The goodwill assigned to the Company's reporting units was based on the goodwill resulting from our acquisition of the reporting unit, with the goodwill attributable to the merger of Destron Fearing Corporation, which was a publicly held company trading on the Nasdaq (Destron), and Digital Angel.net Inc. (DA.net) allocated between the Animal Applications and the Wireless and Monitoring reporting units. The merger of Destron and DA.net occurred in September 2000. The goodwill resulting from the Destron and DA.net merger was approximately $74.7 million, of which $50.7 million was allocated to Animal Applications and $24.0 was allocated to Wireless and Monitoring. (The Wireless and Monitoring reporting unit also included the goodwill associated with the acquisition of Timely Technology Corp., of approximately $7.5 million).

The Company believes that a portion of the goodwill resulting from the Destron and DA.net merger was due to the synergies of the combined companies. There were several potential benefits/synergies of the merger that we believed would contribute to the success of the combination. These potential benefits/synergies included:

      o the acceleration of the opportunities of the Digital Angel technology through the combination with Destron and the current products it offers, which establishes a company with stronger capabilities;
      o the combination of Digital Angel.net Inc. and Destron, with its injectable microchip technology and its current products in the animal identification markets, provide broader product offerings for the combined company;
      o improvement in the purchasing power of the combined company as compared to either company standing alone, resulting in reduced costs;
      o the management team of the combined company having greater depth of knowledge of the injectable microchip and animal identification industries and more business experience than that of either company standing alone;
      o the potential to expand the market presence of Digital Angel.net and Destron's products globally through a larger combined sales force and geographically more extensive sales and distribution channels;
      o the complementary nature of each company's product offerings as an extension of the offerings of the other company;
      o increased product diversification and penetration of each company's customer base;
      o  similarities in corporate culture; and
      o the opportunity for expanded research and development of the combined product offerings, including potential new product offerings.

Since none of the assets and liabilities resulting from the merger had been assigned to the Wireless and Monitoring reporting unit, the Company determined the allocation of the goodwill between the Animal Applications and Wireless and Monitoring reporting units based upon guidance provided in FAS 142. FAS 142 states that, "the methodology used to determine the amount of goodwill to assign to a reporting unit shall be reasonable and supportable and shall be applied in a consistent manner." Since Destron was a publicly held company at the time of the merger, and as a result, its fair market value was readily determinable, the Company allocated to the Animal Applications reporting unit the amount of goodwill equal to Destron's fair market value prior to our public announcement of the potential merger, which was approximately $50.7 million. This resulted in our allocation of approximately $24.0 million to the Wireless and Monitoring reporting unit, which the Company believed represented the fair market value of the unit at that point in time, based on its belief in the market potential for the Digital Angel product, coupled with the synergies of the combined companies, as discussed above. On November 26, 2001, the Company launched the Digital Product and during 2002, it marketed the product extensively. Despite the Company's aggressive marketing campaign, the Digital Angel product did not achieve the company's forecasted revenues during 2002. (Sales of the Digital Angel product were affected, in part, by the lack of GPS tracking capabilities within buildings. The Company is currently working on a second-generation Digital Angel product to include assisted capabilities to enhance these "line of sight" issues). Therefore, during the fourth quarter of 2002, the Company recorded an impairment charge of approximately $31.5 of the goodwill associated with the Wireless and Monitoring reporting unit as more fully discussed below.

------------------------------------------------------------------------------
                                                                     Page F-50

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------

In the fourth quarter of 2002, the company tested goodwill at each reporting unit level. The Company's methodology for estimating the fair value of each reporting unit during the fourth quarter of 2002 was a combination of impairment testing performed both internally and externally. The tests for the Advanced Technology segment's P-Tech., Inc. and Pacific Decision Sciences reporting units were performed internally based primarily on discounted future cash flows. The tests for the Advanced Technology segment's Computer Equity Corporation, the reporting units associated with Digital Angel Corporation and the InfoTech USA, Inc. reporting unit were performed externally through the engagement of outside valuation professionals who performed valuations using a combination of comparable company and discounted cash flow analyses. If the fair value of a reporting unit exceeded its carrying value, then no further testing was required. However, if the carrying value of a reporting unit exceeded its fair value, then an impairment charge was recorded. When fair value was determined using discounted cash flows, the discount rate utilized by the Company was the rate of return expected from the market or the rate of return for a similar investment with similar risks. The assumptions used in the determination of fair value using discounted cash flows were as follows:

      o Cash flows were generated for periods ranging from 5 to 10 years based on the expected recovery period for the goodwill;
      o Earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow; and
      o A discount rate of 11.0% was used. The rate was determined based on the risk free rate of the 10-year U.S. Treasury Bond plus a market risk premium of 7%.

RESIDUAL OR TERMINAL ENTERPRISE VALUE CALCULATION:

An independent valuation firm was engaged by Digital Angel Corporation to perform a company comparable analysis utilizing financial and market information on publicly traded companies that are considered to be generally comparable to Digital Angel Corporation's four business units: Animal Applications, Wireless and Monitoring, GPS and Radio Communications and the Medical Systems. Each analysis provided a benchmark for determining the terminal values for each business unit to be utilized in its discounted cash flow analysis. The analyses generated a multiple for each reporting unit, which was incorporated into the appropriate business unit's discounted cash flow model.

As of December 31, 2002, Digital Angel Corporation's Wireless and Monitoring segment had not recorded any significant revenues from its Digital Angel product and it had not achieved the revenue projections used as the basis for the Company's impairment tests upon the adoption of FAS 142 on January 1, 2002. In addition, the revenues associated with the Medical Systems business had decreased. At December 31, 2002, the market value of the Company's investment in Digital Angel Corporation (AMEX:DOC) was approximately $50.0 million. In consideration of these factors, the newness of the Digital Angel Technology, the operating history of Digital Angel Corporation, the challenging economic environment and uncertainties in the marketplace along with the independent fair value measurement valuations performed by the independent professionals, the Company concluded that future cash flows from certain operations would not be sufficient to recover $30.7 million of the goodwill associated with Digital Angel Corporation's Medical Systems division, and all of the $31.5 million of goodwill associated with Digital Angel Corporation's Wireless and Monitoring division. Accordingly, these amounts were recorded as impairment changes during the fourth quarter of 2002. This impairment charge is included in the Consolidated Statements of Operations under Asset Impairment. Future goodwill impairment reviews may result in additional write-downs. Such determination involves the use of estimates and assumptions, which may be difficult to accurately measure or value.

The business operations of the reporting units associated with Digital Angel Corporation are described in Note 1.

------------------------------------------------------------------------------
                                                                     Page F-51

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


The changes in the carrying amount of goodwill for the year ended December 31, 2002, by reporting unit are as follows (in thousands):

                  COMPUTER                                        WIRELESS   GPS AND
                   EQUITY               PACIFIC        ANIMAL       AND       RADIO                   INFOTECH
                CORPORATION   P-TECH,  DECISIONS    APPLICATIONS MONITORING  COMMUNI-    MEDICAL        USA
                    (1)       INC.(1)  SCIENCES(1)       (2)        (2)      CATIONS(2)  SYSTEMS(2)    INC.(3)  CORPORATE   TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance
January 1, 2002   $13,178      $530     $1,504         $43,971   $ 27,854     $1,051     $     --       $2,154   $ 589    $ 90,831
Acquisitions,
  adjustments
  and earnout
  payments          3,000        --         --                      3,606         63       33,092                 (589)     39,172
Less goodwill
  impairment           --        --         --                    (31,460)        --      (30,725)                         (62,185)
                -------------------------------------------------------------------------------------------------------------------
Balance
December 31,
2002              $16,178      $530     $1,504         $43,971   $     --     $1,114     $  2,367       $2,154   $  --    $ 67,818
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

As of March 27, 2003, the Company has sold or closed all of the businesses comprising Discontinued Operations, except one. This Company had revenue and net loss for the year ended December 31, 2002 of $0.7 million and $0.2 million, respectively. The Company anticipates selling or closing this remaining business in the next several months. Proceeds from the sales of Discontinued Operations companies were used to repay amounts outstanding under the IBM Credit Agreement. Any additional proceeds on the sale of the remaining business will also be used to repay debt.

The following discloses the results of the discontinued operations for the period January 1, 2001 to March 1, 2001 and the year ended December 31, 2000:

                                                                       YEAR ENDED
                                                                       ----------
                                                    JANUARY 1, 2001    DECEMBER 31,
                                                          TO           ------------
                                                     MARCH 1, 2001         2000
                                                    ---------------    ------------
Product revenue                                         $13,039         $137,901
Service revenue                                             846            6,826
                                                        -------         --------
Total revenue                                            13,885          144,727
                                                        -------         --------

Cost of products sold (exclusive of depreciation
  and amortization shown separately below)               10,499          137,824
Cost of services sold                                       259            5,315
                                                        -------         --------
Total cost of products and services sold (exclusive
  of depreciation and amortization shown separately
  below)                                                 10,758          143,139
Selling, general and administrative expenses              2,534           40,697
Gain on sale of subsidiaries                                 --           (4,617)
Depreciation and amortization                               264            4,217
Interest, net                                                29              187
Impairment of assets                                         --           50,219
(Benefit) provision for income taxes                         34          (13,614)
Minority interest                                            53              201
                                                        -------         --------
  Income (loss) income from discontinued operations     $   213         $(75,702)
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

Effective May 10, 2001, the Company sold its 80% ownership interest in Innovative Vacuum Solutions, Inc. (IVS) for $1.4 million, or $0.2 million less than the estimated proceeds at December 31, 2000. On October 1, 2001, the Company sold 100% of the stock of its wholly-owned subsidiary, Hopper Manufacturing Co., Inc. (Hopper), and on November 29, 2001, the Company sold substantially all of the business assets of GDB Software Services, Inc.
(GDB). The sales proceeds for Hopper and GDB approximated the estimated proceeds of $0.6 million. In addition, in November 2001, the Company ceased operations for all of its Intellesale companies. On January 31, 2002, the Company sold its 85% ownership interest in its Canadian subsidiary, Ground Effects, Ltd. The sales proceeds were $1.6 million plus the repayment of the Canadian portion of the IBM debt, which resulted in an additional loss above the estimated loss on the measurement date of $1.2 million. On May 23, 2002, the Company sold certain business assets of U.S. Electrical Products Corp. for $0.1 million, which resulted in an additional loss above the estimate loss on the measurement date of $0.2 million.

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
============================================================================================================

The following table sets forth the roll forward of the liabilities for operating losses and carrying costs from December 31, 2000 through December 31, 2002. The additions represent changes in the estimated loss on sale or closure and actual losses in excess of estimated operating losses and carrying costs during the phase out period (in thousands):

                                          BALANCE                                     BALANCE
                                        DECEMBER 31,                                DECEMBER 31,
     TYPE OF COST                           2000       ADDITIONS      DEDUCTIONS       2001
     ------------                           ----       ---------      ----------       ----
Operating losses and
  estimated loss on sale                  $1,619        $13,010        $13,456         $1,173
Carrying costs                             6,954          3,685          3,421          7,218
                                          ------        -------        -------         ------
Total                                     $8,573        $16,695        $16,877         $8,391
                                          ======        =======        =======         ======

                                          BALANCE                                     BALANCE
                                        DECEMBER 31,                                DECEMBER 31,
     TYPE OF COST                           2001       ADDITIONS      DEDUCTIONS       2002
     ------------                           ----       ---------      ----------       ----
Operating losses and
  estimated loss on sale                  $1,173        $   684         $1,857         $   --
Carrying costs (1)                         7,218         (2,104)           206          4,908
                                          ------        -------        -------         ------
Total                                     $8,391        $(1,420)        $2,063         $4,908
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

Advanced Technology, Digital Angel Corporation and SysComm International's product and services are as follows:

OPERATING SEGMENT                  PRINCIPAL PRODUCTS AND SERVICES
-----------------                  -------------------------------
Advanced Technology
                                   o  Voice, data and video telecommunications
                                      networks
                                   o  Call center and customer relationship
                                      management software
                                   o  Networking products and services
                                   o  Website design and Internet access
                                   o  Miniaturized implantable verification chip
                                   o  Miniaturized power generator

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

------------------------------------------------------------------------------
                                                                     Page F-63

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


                                                                               2002 (IN THOUSANDS)
                                               -----------------------------------------------------------------------------------
                                                 ADVANCED     DIGITAL ANGEL    INFOTECH                 CORPORATE AND
                                                TECHNOLOGY     CORPORATION     USA, INC.    ALL OTHER   ELIMINATIONS  CONSOLIDATED
                                                ----------    -------------    ---------    ---------   ------------- ------------
Net product revenue from external customers       $28,991       $ 30,876       $20,056       $1,013       $     --      $ 80,936
Net service from external customers                12,939          2,685         2,665          375             --        18,664
Intersegment net revenue                               --             70            --           --            (70)           --
                                                ---------       --------       -------       ------       --------     ---------
Total revenue                                     $41,930       $ 33,631       $22,721       $1,388       $    (70)     $ 99,600
                                                =========       ========       =======       ======       ========     =========

Depreciation and amortization                     $   569       $  3,638       $   262       $    9       $    295      $  4,773
Asset impairment                                       --         68,597            --           --            785        69,382
Interest income                                       239            601            45           --          1,471         2,356
Interest expense                                      422            303           184          148         16,467        17,524
Loss from continuing operations
  before provision for income taxes, minority
  interest, losses attributable to capital
  transactions of subsidiary, and equity in net
  loss of affiliate(1)                               (786)       (76,439)         (422)        (320)       (49,310)     (127,277)
Goodwill, net                                      18,212         47,452         2,154           --             --        67,818
Segment assets                                     41,404         67,798         9,340        2,753         (4,062)      117,233
Expenditures for property and equipment               340          1,439            41           --             38         1,858

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


------------------------------------------------------------------------------
                                                                     Page F-64




APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------

                                                                               2000 (IN THOUSANDS)
                                               -----------------------------------------------------------------------------------
                                                 ADVANCED     DIGITAL ANGEL     INFOTECH               CORPORATE AND
                                                TECHNOLOGY     CORPORATION      USA, INC.  ALL OTHER   ELIMINATIONS  CONSOLIDATED
                                                ----------    -------------     --------   ---------   ------------- ------------
Net product revenue from external customers       $24,384      $19,605         $24,774       $35,805      $    --       $104,759
Net service revenue from external customers         7,970        2,647           2,514        16,876          191         30,007
Intersegment net revenue                               --           --              --         5,142       (5,142)            --
                                                  -------      -------         -------       -------      -------       --------
Total revenue                                     $32,354      $22,252         $27,288       $57,823      $(4,951)      $134,766
                                                  =======      =======         =======       =======      =======       ========

Depreciation and amortization                     $ 2,990      $ 2,962         $   176       $ 3,366      $ 1,579        $11,073
Asset impairment                                       --           --              --           818        5,565          6,383
Interest and other income                            (431)           9              17            17        1,483          1,095
Interest expense                                      117           98             112         1,213        4,361          5,901
Income (loss) from continuing operations
  before provision for income taxes and
  minority interest                                (1,544)      (3,816)            923        (5,714)     (23,834)       (33,985)
Goodwill, net                                      49,431       77,464           2,330        36,779           --        166,024
Segment assets                                     77,463       95,582          16,434        68,741       53,155        311,375
Expenditures for property and equipment               155          758               7         1,183        6,288          8,391

         The following is a breakdown of the Company's revenue by segment and type of product and service:

                                             2002                            2001                            2000
                                  --------------------------     ----------------------------    ----------------------------
                                  PRODUCT   SERVICE    TOTAL     PRODUCT    SERVICE     TOTAL    PRODUCT    SERVICE     TOTAL
                                  -------   -------    -----     -------    -------     -----    -------    -------     -----
                                                                     (AMOUNTS IN THOUSANDS)

ADVANCED TECHNOLOGY
Voice, data and video
  telecommunications networks     $26,535   $ 4,792   $31,327    $22,656    $ 4,757    $27,413   $15,546     $1,886    $17,432
Call center and customer
  relationship management
  software                            976     5,165     6,141      1,197      7,314      8,511     3,557      1,147      4,704
Networking products and
  services                            357       940     1,297      2,505      2,466      4,971     4,558      4,512      9,070
Website design and Internet
  access                            1,123     2,042     3,165      1,765      1,910      3,675       723        425      1,148
Intercompany:
   Call center and customer
     relationship management
     software                           -         -         -          -        232        232         -          -          -
                                  ----------------------------------------------------------------------------------------------
  Total Revenue                   $28,991   $12,939   $41,930    $28,123    $16,679    $44,802   $24,384     $7,970    $32,354
                                  ==============================================================================================





------------------------------------------------------------------------------
                                                                     Page F-65




APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


                                             2002                            2001                            2000
                                  --------------------------     ----------------------------    ----------------------------
                                  PRODUCT   SERVICE    TOTAL     PRODUCT    SERVICE     TOTAL    PRODUCT    SERVICE     TOTAL
                                  -------   -------    -----     -------    -------     -----    -------    -------     -----
                                                                     (AMOUNTS IN THOUSANDS)

DIGITAL ANGEL CORPORATION
Animal Applications               $20,309   $    -    $20,309    $22,074    $    -     $22,074   $ 6,619     $    -    $ 6,619
GPS and Radio Communications       10,022        -     10,022     11,144         -      11,144    12,986          -     12,986
Wireless and Monitoring                 -    1,503      1,503          2     2,518       2,520         -      2,647      2,647
Medical Systems                       545    1,182      1,727          -         -           -         -          -          -
Intercompany:
   Animal Applications                 70        -         70          -         -           -         -          -          -
   Wireless and Monitoring              -        -          -          -       964         964         -          -          -
                                  --------------------------------------------------------------------------------------------
  Total Revenue                   $30,946   $2,685    $33,631    $33,220    $3,482     $36,702   $19,605     $2,647    $22,252
                                  ============================================================================================

                                             2002                            2001                            2000
                                  --------------------------     ----------------------------    ----------------------------
                                  PRODUCT   SERVICE    TOTAL     PRODUCT    SERVICE     TOTAL    PRODUCT    SERVICE     TOTAL
                                  -------   -------    -----     -------    -------     -----    -------    -------     -----
                                                                     (AMOUNTS IN THOUSANDS)

INFOTECH USA, INC.
Computer hardware                 $20,056   $    -    $20,056    $30,075    $    -     $30,075   $24,774     $    -    $24,774
Computer services                       -    2,665      2,665          -     4,100       4,100         -      2,514      2,514
                                  --------------------------------------------------------------------------------------------
  Total Revenue                   $20,056   $2,665    $22,721    $30,075    $4,100     $34,175   $24,774     $2,514    $27,288
                                  ============================================================================================

                                             2002                            2001                            2000
                                  --------------------------     ----------------------------    ----------------------------
                                  PRODUCT   SERVICE    TOTAL     PRODUCT    SERVICE     TOTAL    PRODUCT    SERVICE     TOTAL
                                  -------   -------    -----     -------    -------     -----    -------    -------     -----
                                                                     (AMOUNTS IN THOUSANDS)

ALL OTHER
Telephony systems                  $    -   $  -      $    -     $ 8,720    $ 7,210    $15,930   $15,288     $ 7,299   $22,587
Software development and
  applications                      1,013    375       1,388      11,450     11,325     22,775    11,334       8,298    19,633
Networking products and
  services                              -      -           -       1,147      1,439      2,586     9,184       1,277    10,461
Intercompany:
   Software development and
     applications                       -      -           -          88        783        871                 5,142     5,142
                                  --------------------------------------------------------------------------------------------
  Total Revenue                    $1,013   $375      $1,388     $21,405    $20,757    $42,163   $35,805    $22,018    $57,823
                                  ============================================================================================


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

For 2002, Digital Angel Corporation's top five customers, Schering-Plough,
US Army Corps of Engineers, Biomark, Pacific States Marine and San
Bernardino County, accounted for 31.8% of this segment's revenues, however, no single customer accounted for more than 10% of this segment's revenue.
For 2001, the top five customers, Schering Plough, Merial, Pacific States Marine, San Bernardino County and the US Army Corps of Engineers accounted for 30.6% of this segment's revenue, one of which accounted for 10.4% of the segment's revenue.
------------------------------------------------------------------------------
                                                                     Page F-66

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


For 2002, five customers, InfoTech USA, Inc.'s top five customers, Deutsche Bank, Hackensack University Medical Center, Liberty Mutual, Morgan Stanley and Polytechnic University, accounted for 23%, 22%, 11%, 11%% and 11% of InfoTech USA, Inc.'s revenue, respectively.

For 2001, two customers, Liberty Mutual and Mass Mutual Life Insurance accounted for 40% and 31% of InfoTech USA, Inc.'s revenue, respectively.

Segment assets do not include net assets of discontinued operations of $0 million, $0 million and $8.1 million, in 2002, 2001, and 2000, respectively.

Sales to an individual customer did not exceed 10% of a segment's revenue during 2000. Goodwill by segment for the year ended December 31, 2002 is as follows (in thousands):

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
                                          ====================================================================================

------------------------------------------------------------------------------
                                                                     Page F-67

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

         Richard Sullivan's employment agreement provided for:

              o   an annual salary of $450,000 and an annual bonus of not
                  less than $140,000 for the term of his employment
                  agreement (which was due to expire March 1, 2008, roughly
                  five
------------------------------------------------------------------------------
                                                                     Page F-68

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

28. NET LOSS ON CAPITAL TRANSACTIONS OF SUBSIDIARY AND LOSS ATTRIBUTABLE TO CHANGES IN MINORITY INTEREST AS A RESULT OF CAPITAL TRANSACTIONS OF SUBSIDIARY

Effective March 27, 2002, the Company's 93% owned subsidiary, Digital Angel Corporation, which we refer to as pre-merger Digital Angel, merged with and into a wholly-owned subsidiary of a publicly traded company, Medical Advisory Systems, Inc. (MAS), and MAS changed its name to Digital Angel Corporation. Under the terms of the merger agreement, each issued and outstanding share of common stock of pre-merger Digital Angel (including each share issued upon exercise of options prior to the effective time of the merger) was cancelled and converted into the right to receive 0.9375 shares of MAS's common stock. The Company obtained 18.75 million shares of MAS common stock in the merger (representing approximately 61% of the shares then outstanding). Prior to the transaction, the Company owned 850,000 shares of MAS, or approximately 16.7%. On December 31, 2002, the Company owned 19.6 million shares, or approximately 73.91% of the shares outstanding. Also, pursuant to the merger agreement, the Company contributed to MAS all of its stock in Timely Technology Corp., a wholly-owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary. Pre-merger Digital Angel, Timely Technology Corp. and Signature Industries, Limited were collectively referred to as the Advanced Wireless Group (AWG). The merger has been treated as a reverse acquisition for

------------------------------------------------------------------------------
                                                                     Page F-69

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------


accounting purposes, with the AWG treated as the accounting acquirer. The business operations of Digital Angel Corporation are described in Note 1.

During 2002, Digital Angel Corporation had the following stock issuances of its common stock:

========================================================================================================
                                                               For the Year Ended December 31,
--------------------------------------------------------------------------------------------------------
                                                               2002                 2001            2000
                                                               (in thousands, except per share amounts)

Issuances of common stock for stock option exercises           2,452                 --              --
Issuances of common stock for services                            98                 --              --
                                                       -------------------------------------------------
Total issuances of common stock                                2,550                 --              --
                                                       =================================================
Proceeds from stock issuances                                $ 1,192                 --              --
                                                       =================================================
Average price per share                                      $  0.47
                                                       =================================================
Beginning ownership percentage of Digital Angel
  Corporation                                                 100.00%                --              --
                                                       =================================================
Ending ownership percentage of Digital Angel
  Corporation                                                  73.91% (1)            --              --
                                                       =================================================

Change in ownership percentage                                 26.09% (1)            --              --
                                                       =================================================
Loss on the issuances of stock by Digital Angel
  Corporation                                                $ 7,192                 --              --
Gain on the sale of AWG                                       (4,755) (1)            --              --
                                                       =================================================
Net loss on capital transactions of subsidiary(2)              2,437                 --              --
                                                       =================================================

Loss attributable to changes in minority interest
  as a result of capital transactions of
  subsidiary(2)                                              $ 2,048                 --              --
========================================================================================================

(1) The reduction in the Company's ownership percentage includes the impact of the sale of the AWG, as well as the stock issuances by Digital Angel Corporation.
(2) The Company has not provided a tax benefit for the net loss on capital transactions of subsidiary and the loss attributable to changes in minority interest as a result of capital transactions of subsidiary.

29. RECENT EVENT

The staff of the Securities and Exchange Commission's Southeast Regional Office is conducting an informal inquiry concerning the Company. The Company is fully and voluntarily cooperating with this informal inquiry. At this point, the Company is unable to determine whether this informal inquiry may lead to potentially adverse action.


------------------------------------------------------------------------------
                                                                     Page F-70

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
------------------------------------------------------------------------------

30. SUMMARIZED QUARTERLY DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE
    AMOUNTS)


                                                  FIRST        SECOND         THIRD        FOURTH       FULL
                                                 QUARTER       QUARTER       QUARTER      QUARTER       YEAR
                                                 -------       -------       -------      -------       ----
2002
Total revenue                                    $ 28,219     $ 25,836       $23,903     $ 21,642    $  99,600
Net loss from Continuing Operations (1)           (24,692)     (19,473)       (5,751)     (63,989)    (113,905)
Net income (loss) from Discontinued Operations        687         (463)         (119)       1,315        1,420
Basic and diluted net loss per share from
  Continuing Operations (5)                         (0.10)       (0.07)        (0.02)       (0.23)       (0.42)
Basic and diluted net income (loss) per share
  from Discontinued Operations (5)                   0.01        (0.01)           --           --           --

                                                  FIRST        SECOND        THIRD       FOURTH        FULL
                                                 QUARTER       QUARTER      QUARTER      QUARTER       YEAR
                                                 -------       -------      -------      -------       ----
2001 - AS REPORTED
Net operating revenue                            $ 47,409     $ 39,871     $  41,366     $ 27,668    $ 156,314
Net loss from Continuing Operations(2)            (11,393)     (29,346)     (109,349)     (47,998)    (198,086)
(Loss) income from Discontinued Operations(3)         213      (21,789)         (748)       5,842      (16,482)
Loss before extraordinary gain                    (11,180)     (51,135)     (110,097)     (42,156)    (214,568)
Basic and diluted loss per share from
   Continuing Operations(5)                         (0.13)       (0.22)        (0.56)       (0.18)       (1.23)
Basic and diluted loss per share from
   Discontinued Operations(5)                          --        (0.16)           --         0.02        (0.10)
Basic and diluted income per share from
   extraordinary gain(4)(5)                            --         0.07            --           --         0.06

2001 - ADJUSTED FOR CHANGE IN METHOD OF
  ACCOUNTING FOR GOODWILL(A)

Net operating revenue                            $ 47,409     $ 39,871     $  41,366     $ 27,668    $ 156,314
Net loss from Continuing Operations(2)             (5,865)     (23,221)     (103,036)     (43,491)    (175,613)
(Loss) income from Discontinued Operations(3)         213      (21,789)         (748)       5,842      (16,482)
Loss before extraordinary gain                     (5,652)     (45,010)     (103,784)     (37,649)    (192,095)
Basic and diluted loss per share from
   Continuing Operations(5)                         (0.06)       (0.17)        (0.52)       (0.18)       (1.03)
Basic and diluted loss per share from
   Discontinued Operations(5)                          --        (0.16)           --         0.02        (0.10)
Basic and diluted income per share from
   extraordinary gain(4)(5)                            --         0.07            --           --         0.06

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

------------------------------------------------------------------------------
                                                                     Page F-71





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

------------------------------------------------------------------------------
                                                                     Page F-72