Form 10-Q/A
period 2003-03-31
APPLIED DIGITAL SOLUTIONS INC
filed 2004-02-23
CIK 924642

    As filed with the Securities and Exchange Commission on May 14, 2003, and as Amended on December 11, 2003 and February 23, 2004
-------------------------------------------------------------------------------




                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                    -------------------------------------

                                 FORM 10-Q/A
                               AMENDMENT NO. 2
                                 (Mark One)

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

                       APPLIED DIGITAL SOLUTIONS, INC.

                              TABLE OF CONTENTS

  Item                          Description                               Page

                       PART I - FINANCIAL INFORMATION

   1.      Financial Statements (unaudited)
           Condensed Consolidated Balance Sheets
              March 31, 2003 and December 31, 2002                         3
           Condensed Consolidated Statements of Operations -
               Three-months ended March 31, 2003 and 2002                  4
           Condensed Consolidated Statement of Stockholders' Deficit -
               Three-months ended March 31, 2003                           5
           Condensed Consolidated Statements of Cash Flows -
               Three-months ended March 31, 2003 and 2002                  6
           Notes to Consolidated Financial Statements                      7
   2.      Management's Discussion and Analysis of Financial Condition     30
               and Results of Operations
   3.      Quantitative and Qualitative Disclosures About Market Risk      65
   4.      Controls and Procedures                                         66

                         PART II - OTHER INFORMATION

   1.      Legal Proceedings                                               66
   2.      Changes In Securities                                           68
   3.      Defaults Upon Senior Securities                                 68
   4.      Submission of Matters to a Vote of Security Holders             69
   5.      Other Information                                               69
   6.      Exhibits and Reports on Form 8-K                                70

SIGNATURE                                                                  71
EXHIBITS                                                                   72

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

                                          APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (In thousands, except per share data)
                                                            (Unaudited)

                                                                                                  FOR THE THREE MONTHS
                                                                                                     ENDED MARCH 31,
                                                                                           -----------------------------------
                                                                                                       2003              2002
                                                                                           -----------------------------------
Product revenue                                                                                   $  21,023         $  23,063
Service revenue                                                                                       4,083             5,156
------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                                        25,106            28,219

Cost of products sold (exclusive of depreciation and amortization shown separately below)            14,172            16,516
Cost of services sold                                                                                 1,965             2,325
------------------------------------------------------------------------------------------------------------------------------

Total cost of products and services sold (exclusive of depreciation and amortization shown
      separately below)                                                                              16,137            18,841

Selling, general and administrative expense                                                          29,468            28,900
Research and development                                                                              1,201             1,448
Depreciation and amortization                                                                           626             1,004
Interest and other income                                                                              (220)              (98)
Interest expense                                                                                      4,631             2,059
------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before taxes,
      minority interest, losses attributable to capital transactions
      of subsidiary, and equity in net loss of affiliate                                            (26,737)          (23,935)

(Benefit) provision for income taxes                                                                   (192)              108
------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before minority interest,
      losses attributable to capital transactions of subsidiary,
      and equity in net loss of affiliate                                                           (26,545)          (24,043)

Minority interest                                                                                      (139)              (36)

Net loss on capital transactions of subsidiary                                                          171               394

Loss attributable to changes in minority interest as a result of capital
      transactions of subsidiary                                                                        206                 -

Equity in net loss of affiliate                                                                           -               291
------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations                                                                     (26,783)          (24,692)

Change in estimate on loss on disposal of discontinued operations
      and operating losses during the phase out period                                                 (157)              687
------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                                          $ (26,940)        $ (24,005)
==============================================================================================================================


(Loss) income per common share - basic and diluted
      Loss from continuing operations                                                             $   (0.10)        $   (0.10)
      (Loss) income from discontinued operations                                                          -              0.01
------------------------------------------------------------------------------------------------------------------------------

Net loss per common share - basic and diluted                                                     $   (0.10)        $   (0.09)
==============================================================================================================================

Weighted average number of common shares outstanding - basic and diluted                            282,329           253,938


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

                                     APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)
                                                       (Unaudited)


                                                                                                 FOR THE THREE MONTHS
                                                                                                    ENDED MARCH 31,
                                                                                            -----------------------------
                                                                                                   2003             2002
                                                                                            -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                                $   (26,940)     $   (24,005)

    Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
            Loss (income) from discontinued operations                                              157             (687)
            Non-cash compensation and administrative expenses                                      (798)          19,036
            Issuance of stock for services                                                           68            2,453
            Depreciation and amortization                                                           626            1,004
            Non-cash interest expense                                                               520              407
            Deferred income taxes                                                                  (173)              26
            (Recovery) impairment of notes receivable                                              (271)             576
            Net loss on capital transactions of subsidiary                                          171              394
            Loss attributable to changes in minority interest as a
              result of capital transactions of subsidiary                                          206                -
            Minority interest                                                                      (139)             (36)
            Equity in net loss of affiliate                                                           -              291
            (Gain) loss on sale of subsidiaries and business assets                                   -             (194)
            Loss on sale of equipment                                                                 9               87
            Change in assets and liabilities:
                Increase in cash held by note holder                                             (2,015)               -
                (Increase) decrease in accounts receivable                                       (2,581)           4,791
                Increase in inventories                                                          (1,379)          (1,299)
                Decrease (increase) in other current assets                                         331             (629)
                Increase (decrease) in accounts payable, accrued expenses
                   and other long-term liabilities                                               28,590             (141)
            Net cash provided by (used in) discontinued operations                                  (99)             415
-------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                              (3,717)           2,489
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in notes receivable                                                                    992               92
    Received from buyers of divested subsidiaries                                                     -            2,625
    (Increase) decrease in other assets                                                             (90)             144
    Proceeds from sale of property and equipment                                                      -            2,469
    Proceeds from sale of subsidiaries and business assets                                            -            1,106
    Payments for property and equipment                                                            (267)            (210)
    Cash acquired (net of payments for costs of business acquisitions)                                -              218
    Net cash used in discontinued operations                                                        (32)            (658)
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                           603            5,786
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net amounts borrowed (repaid) on notes payable                                                  101           (3,583)
    Payments on long-term debt                                                                      (32)          (1,137)
    Other financing costs                                                                             -              (39)
    Issuance of common shares                                                                       143              866
    Stock issuance costs                                                                            (34)            (177)
    Proceeds from subsidiary issuance of common stock                                               175                -
    Net cash provided by discontinued operations                                                      -               13
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                 353           (4,057)
-------------------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                             (2,761)           4,218

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                        (39)              (6)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                   5,818            3,696
-------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                   $     3,018      $     7,908
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

         Gains where realized and losses on issuances of shares of stock by the Company's consolidated subsidiary, Digital Angel Corporation, are reflected in the consolidated statement of operations. The Company determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel Corporation was appropriate since the shares issued to date were not sales of unissued shares in a public offering, the Company does not plan to reacquire the shares issued and the value of the proceeds could be objectively determined. During the three-months ended March 31, 2003, the Company recorded a loss of $0.2 million on the issuances of 0.3 million shares of Digital Angel Corporation common stock resulting from the exercise of stock options. The loss represents the difference between the carrying amount of the Company's pro-rata share of its investment in Digital Angel Corporation and the net proceeds from the issuances of the stock. In addition, during the three-months ended March 31, 2003, the Company recorded a loss of $0.2 million attributable to changes in its minority interest ownership of Digital Angel Corporation as a result of the stock issuances. See Note 11. During the three-months ended March 31, 2002, the Company recorded a net loss of $0.4 million, comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million pre-merger Digital Angel options (representing the difference between the carrying amount of the Company's pro-rata share of the investment in pre-merger Digital Angel and the exercise price of the options) and a gain of approximately $4.7 million from the deemed sale of 22.85% of the AWG, as a result of the merger with MAS. The business operations of Digital Angel Corporation are described in Note 6.

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



                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS DATA
                                               THREE-MONTHS ENDED MARCH 31, 2003
                                                          (UNAUDITED)

                                                                 APPLIED
                                                                 DIGITAL       DIGITAL ANGEL      CONSOLIDATION
                                                             SOLUTIONS, INC.    CORPORATION       ELIMINATIONS     CONSOLIDATED
                                                            --------------------------------------------------------------------
                                                                                         (in thousands)

Product revenue                                                 $ 10,266           $10,865            $(108)        $ 21,023
Service revenue                                                    3,550               533               --            4,083
                                                            --------------------------------------------------------------------
    Total revenue                                                 13,816            11,398             (108)          25,106
Cost of products sold (exclusive of depreciation
  and amortization shown separately below)                         8,703             5,483              (14)          14,172
Cost of services sold                                              1,570               395               --            1,965
                                                            --------------------------------------------------------------------
    Total cost of products and services sold (exclusive
      of depreciation and amortization shown separately
      below)                                                      10,273             5,878              (14)          16,137
Selling, general and administrative expense                       25,466             4,002               --           29,468
Research and development                                             290               911               --            1,201
Depreciation and amortization                                        192               434               --              626
Interest and other income                                           (178)              (42)              --             (220)
Interest expense                                                   4,493               138               --            4,631
                                                            --------------------------------------------------------------------
(Loss) income from continuing operations before taxes,
  minority interest, losses attributable to capital
  transactions of subsidiary and equity in net income
  of affiliate                                                   (26,720)               77              (94)         (26,737)
Benefit for income taxes                                            (192)               --               --             (192)
                                                            --------------------------------------------------------------------
(Loss) income from continuing operations before
  minority interest, losses attributable to capital
  transactions of subsidiary and equity in net income
  of affiliate                                                   (26,528)               77              (94)         (26,545)
Minority interest                                                   (106)              (33)              --             (139)
Net loss on capital transactions of subsidiary                       171                --               --              171
Loss attributable to changes in minority interest as
  a result of capital transactions of subsidiary                     206                --               --              206
Equity in net income of affiliate                                    110                --             (110)              --
                                                            --------------------------------------------------------------------
(Loss) income from continuing operations                        $(26,689)          $   110            $(204)        $(26,783)
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
                                           =======================================================================================

Income (loss) from continuing operations
  before income taxes, minority interest
  and losses attributable to capital
  transactions of subsidiary                  $   621       $    77            $ (460)        $   (5)   $(26,970)     $(26,737)
                                           =======================================================================================

Total assets                                  $43,364       $71,525            $8,799         $2,737    $ (8,021)     $118,404
                                           =======================================================================================


         Following is the selected segment data as of and for the three-months ended March 31, 2002:

                                                                             SEGMENTS
                                                                             --------

                                              Advanced    Digital Angel                         All    Corporate/
                                             Technology    Corporation   InfoTech USA, Inc.    Other  Eliminations  Consolidated
                                           ---------------------------------------------------------------------------------------
Net revenue from external customers:
  Product                                     $ 4,904       $  7,452           $ 9,694        $1,013    $     --      $ 23,063
  Service                                       3,616            303               811           375          51         5,156
Inter-segment revenue                              --             --                --            --          --            --
                                           ---------------------------------------------------------------------------------------
Total revenue                                 $ 8,520       $  7,755           $10,505        $1,388    $     51      $ 28,219
                                           =======================================================================================
Income (loss) from continuing operations
  before income taxes, minority
  interest, losses attributable to
  capital transactions of subsidiary
  and equity in net loss of affiliate (1)     $   910       $ (1,819)          $    25        $  134    $(23,185)     $(23,935)
                                           =======================================================================================

Total assets (2)                              $37,943       $136,073           $14,099        $2,909    $  6,072      $197,096
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


         The following is a breakdown of the Company's revenue by segment and type of product and service:

                                                               THREE-MONTHS ENDED MARCH 31,
                                                                      (IN THOUSANDS)
                                 ------------------------------------------------------------------------------------
                                                        2003                                     2002
                                                        ----                                     ----
                                 ------------------------------------------------------------------------------------
                                     Product       Service        Total       Product       Service          Total
                                     -------       -------        -----       -------       -------          -----
  ADVANCED TECHNOLOGY
  Voice, data and video
    telecommunications networks       $8,130        $1,207       $9,337        $4,193        $1,226         $5,419
  Call center and customer
    relationship management
    software                             114         1,370        1,484           225         1,460          1,685
  Networking products and
    services                               -             -            -           180           389            569
  Website design and Internet
    access                                88           373          461           306           541            847
                                 ------------------------------------------------------------------------------------
   Total                              $8,332        $2,950      $11,282        $4,904        $3,616         $8,520
                                 ====================================================================================

                                 ------------------------------------------------------------------------------------
                                                               THREE-MONTHS ENDED MARCH 31,
                                                                      (IN THOUSANDS)
                                 ------------------------------------------------------------------------------------
                                                        2003                                     2002
                                                        ----                                     ----
                                 ------------------------------------------------------------------------------------
                                     Product       Service        Total       Product       Service          Total
                                     -------       -------        -----       -------       -------          -----

  DIGITAL ANGEL CORPORATION
  Animal Applications                 $7,801             $       $7,801        $4,816            $-         $4,816
  GPS and Radio Communications         2,699             -        2,699         2,636             -          2,636
  Wireless and Monitoring                  -           154          154             -           303            303
  Medical Systems                        365           379          744             -             -              -
                                 ------------------------------------------------------------------------------------
   Total                             $10,865          $533      $11,398        $7,452          $303         $7,755
                                 ====================================================================================

                                                               THREE-MONTHS ENDED MARCH 31,
                                                                      (IN THOUSANDS)
                               ------------------------------------------------------------------------------------
                                                        2003                                     2002
                                                        ----                                     ----
                                 ------------------------------------------------------------------------------------
                                     Product       Service        Total       Product       Service          Total
                                     -------       -------        -----       -------       -------          -----

  INFOTECH USA, INC.
  Computer hardware                   $1,934            $-       $1,934        $9,694            $-         $9,694
  Computer services                        -           600          600             -           811            811
                                 ------------------------------------------------------------------------------------
   Total                              $1,934          $600       $2,534        $9,694          $811        $10,505
                                 ====================================================================================

                                 ------------------------------------------------------------------------------------
                                                               THREE-MONTHS ENDED MARCH 31,
                                                                      (IN THOUSANDS)
                                 ------------------------------------------------------------------------------------
                                                        2003                                     2002
                                                        ----                                     ----
                                 ------------------------------------------------------------------------------------
                                     Product       Service        Total       Product       Service          Total
                                     -------       -------        -----       -------       -------          -----

  ALL OTHER
  Telephony systems                       $-            $-           $-            $-            $-             $-
  Software development and
    applications                           -             -            -         1,013           375          1,388
  Networking products and
    services                               -             -            -             -             -              -
                                 ------------------------------------------------------------------------------------
   Total                                  $-            $-           $-        $1,013          $375         $1,388
                                 ====================================================================================

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

         Effective March 27, 2002, the Company's 93% owned subsidiary, Digital Angel Corporation, which the Company refers to as pre-merger Digital Angel, merged with and into a wholly-owned subsidiary of a publicly traded company, Medical Advisory Systems, Inc. (MAS), and MAS changed its name to Digital Angel Corporation. Under the terms of the merger agreement, each issued and outstanding share of common stock of pre-merger Digital Angel (including each share issued upon exercise of options prior to the effective time of the merger) was cancelled and converted into the right to receive
0.9375 shares of MAS's common stock. The Company obtained 18.75 million shares of MAS common stock in the merger (representing approximately 61% of the shares then outstanding). Prior to the transaction, the Company owned 850,000 shares of MAS, or approximately 16.7%. On March 31, 2003, the Company owned 19.6 million shares, or approximately 73.12% of the shares outstanding. Also, pursuant to the merger agreement, the Company contributed to MAS all of its stock in Timely Technology Corp., a wholly-owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary. Pre-merger Digital Angel, Timely Technology Corp. and Signature Industries, Limited were collectively referred to as the Advanced Wireless Group (AWG). The merger has been treated as a reverse acquisition for accounting purposes, with the AWG treated as the accounting acquirer. The business operations of Digital Angel Corporation are described in Note 6.

         During the three-months ended March 31, 2003 and 2002, Digital Angel Corporation had the following stock issuances of its common stock:

-----------------------------------------------------------------------------------------------------------------
                                                                           Three-Months Ended March 31,
-----------------------------------------------------------------------------------------------------------------
                                                                                  2003                      2002
                                                                                  ----                      ----
                                                                          (in thousands, except per share amounts)
Issuances of common stock for stock option exercises                               288                     1,437
Issuances of common stock for services                                              --                        --
                                                                  -----------------------------------------------
Total issuances of common stock                                                    288                     1,437
                                                                  ===============================================
Proceeds from stock issuances                                                     $174                       $95
                                                                  ===============================================
Average price per share                                                          $0.60                     $0.07
                                                                  ===============================================
Beginning ownership percentage of Digital Angel Corporation                     73.91%                   100.00%
Ending ownership percentage of Digital Angel Corporation (1)                    73.12%                     77.0%
                                                                  ===============================================

Change in ownership percentage (1)                                               0.79%                     23.0%
                                                                  ===============================================
Loss on the issuances of stock by Digital Angel Corporation                       $171                    $5,149
Gain on the sale of AWG (1)                                                         --                    (4,755)
                                                                  -----------------------------------------------
Net loss on capital transactions of subsidiary (2)                                $171                      $394
                                                                  ===============================================
Loss  attributable  to changes in minority  interest as a result
  of capital transactions of subsidiary (2)                                       $206                       $--
=================================================================================================================

(1) The reduction in the Company's ownership percentage includes the impact of the sale of the AWG, as well as the stock issuances by Digital Angel Corporation.
(2) The Company has not provided a tax benefit for the net loss on capital transactions of subsidiary and the loss attributable to changes in minority interest as a result of capital transactions of subsidiary.

12.      OTHER EVENTS

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

13.      NASDAQ LISTING REQUIREMENTS

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

         (Loss) income from continuing operations before taxes, minority interest, losses attributable to capital transactions of subsidiary and equity in loss of affiliate from each of our segments during the three-months ended March 31, 2003 and 2002, was as follows (we evaluate performance based on stand-alone segment operating income as presented below):

                                                                    THREE-MONTHS ENDED
                                                                    ------------------
                                                                         MARCH 31,
                                                                         ---------
                                                                     2003         2002
                                                                     ----         ----
                                                                      (IN THOUSANDS)
                                                                      --------------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAXES,
  MINORITY INTEREST, LOSSES ATTRIBUTABLE TO CAPITAL
  TRANSACTIONS OF SUBSIDIARY AND EQUITY IN LOSS OF
  AFFILIATE BY SEGMENT:

ADVANCED TECHNOLOGY                                                $    621    $    910
DIGITAL ANGEL CORPORATION(1)                                             77      (1,819)
INFOTECH USA, INC.                                                     (460)         25
ALL OTHER                                                                (5)        134
"CORPORATE/ELIMINATIONS"(1)                                         (26,970)    (23,185)
                                                                 ------------------------
TOTAL                                                              $(26,737)   $(23,935)
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
                                                                                               ===========

         Our significant sources of cost of products and services sold (exclusive of depreciation and amortization shown separately below) and cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue by product type for the three-months ended March 31, 2003, were as follows:

                                                                                                       COST OF
                                                                                  COST OF            PRODUCTS AND
                                                                                PRODUCTS AND        SERVICES SOLD
                                                                               SERVICES SOLD        (EXCLUSIVE OF
                                                                               (EXCLUSIVE OF       DEPRECIATION AND
Cost of Products and Services Sold (Exclusive of Depreciation and             DEPRECIATION AND    AMORTIZATION SHOWN
Amortization Shown Separately Below) and Cost of Products and                AMORTIZATION SHOWN   SEPARATELY BELOW)
Services Sold (Exclusive of Depreciation and Amortization Shown               SEPARATELY BELOW     AS A PERCENTAGE
Separately Below) as a Percentage of Revenue by Product Type:                  (IN THOUSANDS)         OF REVENUE
-----------------------------------------------------------------            ------------------   ------------------

Sales of voice, data and video telecommunications networks to government
  agencies                                                                           $ 7,239             77.6%

Visual identification tags and implantable microchips for the companion
  animal, livestock, laboratory animal, fish and wildlife markets                      4,141             53.1%

Sales of IT hardware and services from our InfoTech USA, Inc. segment                  2,046             80.7%

GPS enabled search and rescue equipment, intelligent communications
  products and services for telemetry, mobile data and radio communications            1,334             49.4%

Other products and services                                                            1,377             50.3%
                                                                             ---------------- -----------------
Total                                                                                $16,137             64.3%
                                                                             ================ =================

         A breakdown of our revenues and cost of products and services sold (exclusive of depreciation and amortization shown separately below) and our cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue from continuing operations by segment for the three-months ended March 31, 2003 and 2002, is presented under the heading "Results of Continuing Operations", which begins on page 40. We hope to continue to grow our revenues. We see a possible increase in revenue from sales of voice, data and video telecommunications networks to government agencies will increase due to being awarded additional government contracts, such as the CONNECTIONS contract that we were awarded in January 2003. We expect sales of visual identification tags and implantable microchips to the companion animal, livestock, laboratory animal, fish and wildlife markets to increase. We plan to expand our visual identification tags and implantable microchip product lines with complementary products, such as our Bio-Thermo product. Also, we believe that concerns over the safety and source of animal and other food sources will increase the markets for these products. We expect revenue from our InfoTech USA, Inc. segment to decrease as we continue to shift our focus from sales of higher cost computer hardware products to sales of products and technology services with lower cost of products and services sold (exclusive of depreciation and amortization) as a percentage of revenue. Overall, in the short-term our cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue will most likely increase as a result of competitive pressures. However, we are hoping that our cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue will improve once we begin selling significant quantities of our advanced technology products. To date, we have not recorded any significant revenues from our advanced technology products.

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

                                                                                         RELATIONSHIP TO
                                                                                             REVENUE
                                                                             ----------------------------------------
                                                                                     THREE-MONTHS ENDED MARCH 31,
                                                                             ----------------------------------------
                                                                                       2003                2002
                                                                                       ----                ----
                                                                                         %                   %
                                                                                       ----                ----
Product revenue                                                                        83.7                81.7
Service revenue                                                                        16.3                18.3
                                                                             ----------------------------------------
Total revenue                                                                         100.0               100.0
Cost of products sold (exclusive of depreciation and
  amortization shown separately below)                                                 67.4                71.6
Cost of services sold                                                                  48.1                45.1
                                                                             ----------------------------------------
Total cost of products and services sold (exclusive of
  depreciation and amortization shown separately below)                                64.3                66.7
Gross profit                                                                           35.7                33.2
Selling, general and administrative expense                                           117.4               102.5
Research and development                                                                4.8                 5.1
Depreciation and amortization                                                           2.5                 3.6
Interest income                                                                        (0.9)               (0.5)
Interest expense                                                                       18.4                 7.3
                                                                             ----------------------------------------
Loss from continuing operations before income taxes, minority interest, losses attributable to capital transactions of subsidiary and equity
  in net loss of affiliate                                                           (106.5)              (84.8)
(Benefit) provision for income taxes                                                   (0.8)                0.4
                                                                             ----------------------------------------
Loss from continuing operations before minority interest, losses attributable to capital transactions of subsidiary and equity
  in net loss of affiliate                                                           (105.7)              (85.2)
Minority interest                                                                      (0.6)               (0.1)
Net loss on capital transactions of subsidiary                                          0.8                 1.4
Loss attributable to changes in minority interest as a result of
  capital transactions of subsidiary                                                    0.8                  --
Equity in net loss of affiliate                                                          --                 1.0
                                                                             ----------------------------------------
Loss from continuing operations                                                      (106.7)              (87.5)
(Loss) income from Discontinued Operations, net of income taxes                        (0.6)                2.4
                                                                              ----------------------------------------
Net loss                                                                             (107.3)              (85.1)
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

         Cost of products and services sold (exclusive of depreciation and amortization shown separately below) from continuing operations for the three-months ended March 31, 2003, decreased $2.7 million, or 14.4%, to $16.1 million from $18.8 million for the three-months ended March 31, 2002. Cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue was 64.3% and 66.8% of revenue for the three-months ended March 31, 2003 and 2002, respectively.

         Cost of products and services sold (exclusive of depreciation and amortization shown separately below) from continuing operations during the three-months ended March 31, 2003 and 2002, by segment was as follows:

                                                                  THREE-MONTHS ENDED MARCH 31,
                                                                         (IN THOUSANDS)
                                          -------------------------------------------------------------------------------
                                                               2003                                    2002
                                                               ----                                    ----
                                          -------------------------------------------------------------------------------
                                             Product        Service         Total     Product      Service       Total
                                             -------        -------         -----     -------      -------       -----

     Advanced Technology                     $ 7,046        $1,181         $ 8,227    $ 3,293       $1,633      $ 4,926
     Digital Angel Corporation                 5,483           395           5,878      4,301          251        4,552
     InfoTech USA, Inc.                        1,657           389           2,046      8,734          406        9,140
     All Other                                    --            --              --        188           35          223
     Corporate / Eliminations                    (14)           --             (14)        --           --           --
                                          -------------------------------------------------------------------------------
     Total                                   $14,172        $1,965         $16,137    $16,516       $2,325      $18,841
                                          ==========================================  ===================================

         Cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue from continuing operations during the three-months ended March 31, 2003 and 2002, by segment was as follows:

                                                                  THREE-MONTHS ENDED MARCH 31,
                                          -------------------------------------------------------------------------------
                                                               2003                                    2002
                                                               ----                                    ----
                                          -------------------------------------------------------------------------------
                                             Product        Service         Total     Product      Service       Total
                                             -------        -------         -----     -------      -------       -----
                                                %             %             %            %            %            %
                                                -             -             -            -            -            -
     Advanced Technology                      84.6           40.0            72.9       67.1         45.2         57.8
     Digital Angel Corporation                50.5           74.1            51.6       57.7         82.8         58.7
     InfoTech USA, Inc.                       85.7           64.8            80.7       90.1         50.1         87.0
     All Other                                  --             --              --       18.6          9.3         16.1
     Corporate / Eliminations                 13.0             --            13.0         --           --           --
                                        ---------------------------------------------------------------------------------
     Total                                    67.4           48.1            64.3       71.6         45.1         66.8
                                        ============================================  ===================================

         Our Advanced Technology segment's cost of products and services sold (exclusive of depreciation and amortization shown separately below) increased $3.3 million for the three-months ended March 31, 2003, as compared to the three-months ended March 31, 2002, and cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue increased to 72.9% for the three-months ended March 31, 2003, from 57.8% for the three-months ended March 31, 2002. We attribute the increase in cost of products and services sold (exclusive of depreciation and amortization shown separately below) primarily to an increase in cost of products and services sold (exclusive of depreciation and amortization shown separately below) related to government contract sales of approximately $4.1 million during the three-months ended March 31, 2003, as a result of a change in the product mix to, which included more sales of certain higher cost telephony integration systems. Partially offsetting the increase in costs, were decreases in software and technology related cost of products and services sold (exclusive of depreciation and amortization shown separately below) during the three-months ended March 31, 2003, as a result of a decrease in revenue from these sources. We attribute the increase in cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue primarily to the higher cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue from our government contract sales during the three-months ended March 31, 2003. Cost of products and services sold as percentage of revenue for our government contract sales were approximately 77.6% and 58.0% during the three-months ended March 31, 2003 and 2002, respectively.

         Digital Angel Corporation's cost of products and services sold (exclusive of depreciation and amortization shown separately below) increased $1.3 million for the three-months ended March 31, 2003, as compared to the three-months ended March 31, 2002, and cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue decreased to 51.6% for the three-months ended March 31, 2003, from 58.7% for the three-months ended March 31, 2002. We attribute $1.2 million of the increase in cost of products and services sold (exclusive of depreciation and amortization shown separately below) primarily to the previously mentioned sales increase in our Animal Applications division. Additionally, we attribute $0.4 million of the increase to our Medical
Services division acquired on March 27, 2002. These increases were partially offset by decreases in costs in the Wireless and Monitoring and GPS and Radio Communications divisions. The decrease in cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue is primarily related to lower material costs in our Animal Applications division.

         InfoTech USA, Inc.'s cost of products and services sold (exclusive of depreciation and amortization shown separately below) decreased $7.1 million for the three-months ended March 31, 2003, as compared to the three-months ended March 31, 2002, and cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue decreased to 80.7% for the three-months ended March 31, 2003, from 87.0% for the three-months ended March 31, 2002. We attribute the decrease in cost of products and services sold (exclusive of depreciation and amortization shown separately below) to the overall decrease in revenue. We attribute the decrease in cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue primarily to our strategy to cease selling some of our higher-cost computer hardware and to focus more of our efforts on selling products and technical services with lower cost of products and services sold (exclusive of depreciation and amortization) as a percentage of revenue. The higher-cost computer hardware products were mid-range Unix based computers, which offered little opportunity for adjunct sales of related technical services, which have with lower cost of products and services sold (exclusive of depreciation and amortization) as a percentage of revenue. InfoTech USA, Inc.'s current offering of products and related technical services with lower cost of products and services sold (exclusive of depreciation and amortization) as a percentage of revenue include Intel based computers and servers, which provide InfoTech USA, Inc. with an opportunity to provide add-on technical services.

         All Other's cost of products and services sold (exclusive of depreciation and amortization shown separately below) decreased $.02 million, or 100%, for the three-months ended March 31, 2003, compared to the three-months ended March 31, 2002. Cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue was 0% for the three-months ended March 31, 2003, from 16.1% for the three-months ended March 31, 2002. The decrease in cost of products and services sold (exclusive of depreciation and amortization shown separately below) and cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue resulted from the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half 2002.

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

         NET LOSS ON CAPITAL TRANSACTIONS OF SUBSIDIARY AND LOSSES ATTRIBUTABLE TO CHANGES IN MINORITY INTEREST AS A RESULT OF CAPITAL TRANSACTIONS OF SUBSIDIARY

         Gains where realized and losses on issuances of shares of stock by our consolidated subsidiary, Digital Angel Corporation, are reflected in the Condensed Consolidated Statement of Operations. We determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel Corporation was appropriate since the shares issued to date were not sales of unissued shares in a public offering, we do not plan to reacquire the shares issued and the value of the proceeds could be objectively determined. During the three-months ended March 31, 2003, we recorded a loss of $0.2 million on the issuances of 0.3 million shares of Digital Angel Corporation common stock resulting from the exercise of stock options. The loss represents the difference between the carrying amount of our pro-rata share of our investment in Digital Angel Corporation and the net proceeds from the issuances of the stock. In addition, during the three-months ended March 31, 2003, we recorded a loss of $0.2 million attributable to changes in its minority interest ownership of Digital Angel Corporation as a result of the stock issuances. See Note 11. During the three-months ended March 31, 2002, we recorded a net loss of $0.4 million, comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million pre-merger Digital Angel options (representing the difference between the carrying amount of our pro-rata share of the investment in pre-merger Digital Angel and the exercise price of the options) and a gain of approximately $4.7 million from the deemed sale of 22.85% of the AWG, as a result of the merger with MAS. The business operations of Digital Angel Corporation are described in Note 6 to the Condensed Consolidated Financial Statements. We anticipate that in the future we will continue to realize gains and losses on the issuances of stock by Digital Angel Corporation.

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

         We believe that we will be able to generate sufficient revenues and related cash flow in the next twelve months from the Advanced Technology segment to cover the operating expenses of this segment as well as our corporate overhead (exclusive of the corporate overhead of Digital Angel Corporation and InfoTech USA, Inc.). The primary source of revenue for the Advanced Technology segment is Computer Equity Corporation. For the quarter ended March 31, 2003, the Advanced Technology segment reported gross revenue of $11.3 million. Of this amount, Computer Equity Corporation represented $9.3 million or 82.3% of the total revenue. The future revenue outlook for Computer Equity Corporation appears to be positive. In January 2003, Computer Equity Corporation's wholly-owned subsidiary, GTI, was one of seventeen companies awarded the federal government's CONNECTIONS contract, which replaced the previous WACS contract. The CONNECTIONS contract has a three-year base term and five successive one-year renewal options. The CONNECTIONS contract is similar to the WACS contract in that it will allow Computer Equity Corporation to provide government agencies with equipment and services for campus and building communications networks and related infrastructure without the need to follow the full procurement process for a new contract. During the remainder of 2003 and beyond, our focus will be to generate significant revenue and cash flow from our advanced technology products. We hope to realize positive cash flow in 2003 and beyond as these products gain customer acceptance and awareness throughout the world.

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


         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the FASB issued SFAS No. 141, Business Combinations (FAS No. 141) and FAS No. 142, Goodwill and Other Intangible Assets (FAS
No. 142). FAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We adopted the provisions of each statement, which apply to goodwill and certain intangibles acquired prior to June 30, 2001, on January 1, 2002. The adoption of these standards had the impact of reducing our amortization of goodwill commencing January 1, 2002. There was no impairment of goodwill upon adoption of FAS No. 142. We recorded an impairment charge of $62.2 million based upon our annual review of our goodwill during the fourth quarter of 2002. Future impairment reviews may result in additional write-downs.

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

         Associated Risk Factors
         -----------------------

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

(b)      Internal Control Over Financial Reporting

         There have not been any changes in the Company's internal controls over financial reporting identified in connection with an evaluation thereof that occurred during the Company's first fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

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

                                      APPLIED DIGITAL SOLUTIONS, INC.
                                      (Registrant)

Dated: February 23, 2004             By: /S/ EVAN C. MCKEOWN
                                         ------------------------------------
                                                   Evan C. McKeown
                                            Senior Vice President, Chief
                                                  Financial Officer

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

  10.32 Letter Agreement between Applied Digital Solutions, Inc. and G.A. Sullivan (incorporated herein by reference to Exhibit 10.30 of the registrant's Annual Report on Form 10-K/A filed with the Commission on February 17, 2004)*

  10.33 International Distribution Agreement, dated March 8, 2003, by and between VeriChip Corporation and the Company La Font, LTDA (incorporated herein by reference to Exhibit 10.31 of the registrant's Annual Report on Form 10-K/A filed with the Commission on December 22, 2003)

  10.34 Securities Purchase Agreement dated May 8, 2003, by and between Applied Digital Solutions, Inc. and Cranshire Capital, L.P. (incorporated herein by reference to Exhibit 10.48 of the registrant's Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-109512) filed with the Commission on February 17, 2004)

  10.35 Securities Purchase Agreement dated May 8, 2003, by and between Applied Digital Solutions, Inc. and Magellan International Ltd. (incorporated herein by reference to Exhibit 10.49 of the registrant's Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-109512) filed with the Commission on February 17, 2004)

  10.36 International Distribution Agreement, dated September 25, 2002, by and between VeriChip Corporation and Sistemus de Proteccion Integral de Mexico, S.A. de C.V. (incorporated herein by reference to Exhibit 10.32 of the registrant's Annual Report on Form 10-K/A filed with the Commission on December 11, 2003)

   31.1 Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)**

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