Form 10-Q/A
period 2003-06-30
APPLIED DIGITAL SOLUTIONS INC
filed 2004-02-23
CIK 924642

   As Filed with the Securities and Exchange Commission on August 14, 2003,
          and as Amended on December 11, 2003, and February 23, 2004
------------------------------------------------------------------------------

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

                       APPLIED DIGITAL SOLUTIONS, INC.

                              TABLE OF CONTENTS

  Item                          Description                                Page

                       PART I - FINANCIAL INFORMATION

   1.      Financial Statements (unaudited)
           Condensed Consolidated Balance Sheets
              June 30, 2003 and December 31, 2002                            3
           Condensed Consolidated Statements of Operations -
               Three and Six-Months ended June 30, 2003 and 2002             4
           Condensed Consolidated Statement of Stockholders' Equity -
               Six-Months ended June 30, 2003                                5
           Condensed Consolidated Statements of Cash Flows -
               Six-Months ended June 30, 2003 and 2002                       6
           Notes to Consolidated Financial Statements                        7
   2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    35
   3.      Quantitative and Qualitative Disclosures About Market Risk       77
   4.      Controls and Procedures                                          77

                         PART II - OTHER INFORMATION

   1.      Legal Proceedings                                                78
   2.      Changes In Securities                                            80
   3.      Defaults Upon Senior Securities                                  81
   4.      Submission of Matters to a Vote of Security Holders              81
   5.      Other Information                                                82
   6.      Exhibits and Reports on Form 8-K                                 82

SIGNATURE                                                                   83
EXHIBITS                                                                    84

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

                                          APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (In thousands, except per share data)
                                                            (Unaudited)

                                                                           FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                              ENDED JUNE 30,                    ENDED JUNE 30,
                                                                   ----------------------------------------------------------------
                                                                          2003             2002              2003             2002
                                                                   ----------------------------------------------------------------

Product revenue                                                       $ 17,395         $ 21,237          $ 38,418         $ 44,300
Service revenue                                                          3,494            4,599             7,577            9,755
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                           20,889           25,836            45,995           54,055

Cost of products sold (exclusive of depreciation and
  amortization shown separately below)                                  13,072           14,901            27,244           31,417
Cost of services sold                                                    1,605            2,207             3,570            4,532
-----------------------------------------------------------------------------------------------------------------------------------

Total cost of products and services sold (exclusive
  of depreciation and amortization shown separately below)               6,212            8,728            15,181           18,106

Selling, general and administrative expense                             12,461           18,384            41,929           47,753
Research and development                                                 1,424              782             2,625            1,761
Depreciation and amortization                                              611            1,384             1,237            2,388
Interest and other income                                                 (218)            (555)             (438)            (653)
Gain on forgiveness of debt                                            (70,392)               -           (70,392)               -
Interest expense                                                         4,571            4,733             9,202            6,792
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before taxes, minority interest, losses attributable to capital transactions of
  subsidiary, and equity in net loss of affiliate                       57,755          (16,000)           31,018          (39,935)


Provision (benefit) for income taxes                                       967              (13)              775               95
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before minority interest, losses attributable to capital transactions of subsidiary,
  and equity in net loss of affiliate                                   56,788          (15,987)           30,243          (40,030)

Minority interest                                                         (805)            (402)             (944)            (438)

Net loss on capital transactions of subsidiary                              50            2,098               221            2,492

Loss attributable to changes in minority interest as a result of
  capital transactions of subsidiary                                       742            1,790               948            1,790

Equity in net loss of affiliate                                              -                -                 -              291
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                                56,801          (19,473)           30,018          (44,165)

Change in estimate on loss on disposal of discontinued
  operations and operating losses during the phase out
  period                                                                  (435)            (463)             (592)             224
-----------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                     $ 56,366         $(19,936)         $ 29,426         $(43,941)
===================================================================================================================================


Income (loss) per common share - basic
     Income (loss) from continuing operations                         $   0.18         $  (0.07)         $   0.10         $  (0.17)
     (Loss) income from discontinued operations                              -            (0.01)                -                -
-----------------------------------------------------------------------------------------------------------------------------------

Net income (loss) per common share - basic                            $   0.18         $  (0.08)         $   0.10         $  (0.17)
===================================================================================================================================

Income (loss) per common share - diluted
     Income (loss) from continuing operations                         $   0.18         $  (0.07)         $   0.10         $  (0.17)
     (Loss) income from discontinued operations                          (0.01)           (0.01)            (0.01)               -
-----------------------------------------------------------------------------------------------------------------------------------

Net income (loss) per common share - diluted                          $   0.17         $  (0.08)         $   0.09         $  (0.17)
===================================================================================================================================

Weighted average number of common shares outstanding - basic           309,470          265,914           296,052          260,869

Weighted average number of common shares outstanding - diluted         323,173          265,914           310,394          260,869

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
============================================================================================================================


                                                                 ACCUMULATED
                                                                      OTHER           NOTES              TOTAL
                                                   TREASURY   COMPREHENSIVE    RECEIVED FOR      STOCKHOLDERS'
                                                      STOCK          INCOME   SHARES ISSUED    EQUITY (DEFICIT)
                                                 --------------------------------------------------------------

Balance - December 31, 2002                        $ (1,777)           $ 31         $  (836)          $(36,092)
  Net income                                              -               -               -             29,426
  Comprehensive income -
    Foreign currency translation                          -              48               -                 48
                                                                       ----                           --------
  Total comprehensive income                              -              48               -             29,474
                                                                       ----                           --------
  Adjustment to allowance for uncollectible
   portion of notes receivable                            -               -            (388)              (388)
  Stock option repricing                                  -               -               -             (1,036)
  Stock options - VeriChip Corporation                                                                     161
  Issuance of common shares                               -               -               -             18,287
  Beneficial conversion feature of convertible,
   exchangeable debentures                                -               -               -              3,120
  Issuance of common shares and options for
   services, compensation and other                       -               -               -                788
---------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2003                            $ (1,777)           $ 79         $(1,224)          $ 14,314
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

                            APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)
                                               (Unaudited)


                                                                                   FOR THE SIX MONTHS
                                                                                      ENDED JUNE 30,
                                                                               --------------------------
                                                                                   2003             2002
                                                                               --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                          $ 29,426         $(43,941)

    Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
            Loss (income) from discontinued operations                              592             (224)
            Non-cash compensation and administrative expenses                      (861)          22,264
            Issuance of stock for services                                          112            2,702
            Depreciation and amortization                                         1,237            2,388
            Non-cash interest expense                                               539            2,214
            Deferred income taxes                                                  (238)               -
            (Recovery) impairment of notes receivable                              (347)           3,940
            Interest income on notes received for shares issued                       -             (475)
            Gain on forgiveness of debt                                         (70,392)               -
            Net loss on capital transactions of subsidiary                          221            2,492
            Loss attributable to changes in minority interest as a
              result of capital transactions of subsidiary                          948            1,790
            Minority interest                                                      (944)            (438)
            Equity in net loss of affiliate                                           -              291
            Gain on sale of subsidiaries and business assets                          -             (194)
            Loss on sale of equipment                                                17              507
            Change in assets and liabilities:
                Decrease in accounts receivable                                   3,989            4,611
                Increase in inventories                                          (2,040)            (703)
                (Increase) decrease in other current assets                        (466)           1,953
                Increase in accounts payable, accrued expenses
                  and other long-term liabilities                                37,746            2,172
            Net cash (used in) provided by discontinued operations                 (201)             302
---------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                (662)           1,651
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in notes receivable                                                    999               56
    Received from buyers of divested subsidiaries                                     -            2,625
    Increase in other assets                                                        (37)            (388)
    Proceeds from sale of property and equipment                                      -            2,481
    Proceeds from sale of subsidiaries and business assets                            -            1,106
    Payments for property and equipment                                            (599)            (988)
    Cash acquired (net of payments for costs of business acquisitions)                -               40
    Net cash provided by (used in) discontinued operations                           13             (496)
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                           376            4,436
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net amounts repaid on notes payable                                         (27,448)          (3,631)
    Payments on long-term debt                                                      (77)          (1,136)
    Proceeds from issuance of debentures                                         10,035
    Other financing costs                                                           (15)            (174)
    Issuance of common shares                                                    18,686            1,618
    Collection of notes receivable received for shares issued                         -            1,156
    Stock issuance costs                                                           (399)            (193)
    Proceeds from subsidiary issuance of common stock                               232              601
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               1,014           (1,759)
---------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           728            4,328

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   5,818            3,696
---------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $  6,546         $  8,024
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

         Gains where realized and losses on issuances of shares of stock by the Company's consolidated subsidiary, Digital Angel Corporation, are reflected in the consolidated statement of operations. The Company determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel Corporation was appropriate since the shares issued to date were not sales of unissued shares in a public offering, the Company does not plan to reacquire the shares issued and the value of the proceeds could be objectively determined. During the six-months ended June 30, 2002, the Company recorded a net loss of $0.4 million, comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million pre-merger Digital Angel options (representing the difference between the carrying amount of the Company's pro-rata share of its investment in pre-merger Digital Angel and the exercise price of the options), and a gain of approximately $4.7 million from the deemed sale of 22.85% of the AWG, as a result of the merger with MAS. During the three-months ended June 30, 2003 and 2002, and the six-months ended June 30, 2003, and 2002, the Company recorded a loss of $0.1 million, $2.1 million, $0.2 million and $2.1 million, respectively, on the issuances of 0.1 million, 1.0 million, 0.4 million and 1.0 million shares of Digital Angel Corporation common stock, respectively, resulting from the exercise of stock options and the issuances of Digital Angel Corporation's common stock for services. The loss represents the difference between the carrying amount of the Company's pro-rata share of its investment in Digital Angel Corporation and the net proceeds from the issuances of the stock. In addition, during the three-months ended June 30, 2003 and 2002, and the six-months ended June 30, 2003 and 2002, the Company recorded a loss of $0.7 million, $1.8 million, $0.9 million and $1.8 million, respectively,

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


attributable to changes in its minority interest ownership of Digital Angel Corporation as a result of such stock issuances. See Note 11.

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

         On June 30, 2003, the Company's Board of Directors (through the Compensation Committee) approved the payment of approximately $4.3 million in discretionary bonus awards. The bonuses, which

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


may be paid in cash (subject to availability) or in shares of the Company's common stock based upon mutual agreement of the recipient and the Company, subject to any regulatory or necessary approvals, were awarded to directors, executive officers and other employees in recognition of their efforts in achieving the successful repayment of all obligations to IBM Credit. This repayment resulted in a gain on the forgiveness of debt of approximately $70.4 million in the three-months ended June 30, 2003. The approval of the bonuses directly reflected the efforts of certain employees/directors in satisfying all of the Company's obligations to IBM Credit and, accordingly, the approval was not subject to further conditions, except for continuation of employment until the bonuses were paid. The Company's Board of Directors, based on various factors including the contribution of the respective employee/director and the Company's cash needs and availability, will determine the allocation of the bonuses among the group of employees/directors and the timing of the payments. The timing of the payment of these bonuses, which is at the discretion of the Board of Directors, will depend on various factors, including (among others) the rate of the Company's business growth, the Company's research and development efforts and pipeline, the effort and timing involved in obtaining FDA and other necessary approval for the Company's VeriChip product's medical applications, capital equipment needs, the requirements of the Company's customers, and opportunities discovered or presented to the Company, and other cash requirements.

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
                                                              =============

         The beneficial conversion feature was calculated as the difference between the beneficial conversion price and the fair value of the Company's common stock, multiplied by the number of shares into which the Debentures were convertible in accordance with the Emerging Issues Task Force ("EITF")
- 00-27. The beneficial conversion feature was recorded as a reduction in the value assigned to the Debentures (original issue discount) and an increase in additional paid-in-capital. The value assigned to the Warrants was recorded as a reduction in the value assigned to the Debentures (original issue discount) and an increase in long-term liabilities. The fair value of the Warrants was estimated using the Black-Scholes valuation model. The liability for the Warrants, to the extent potentially settleable in shares of the Digital Angel Corporation common stock owned by the Company, will be revalued at each reporting period and any resulting increase will result in a charge to operations. The Company will be required to record an impairment loss if the carrying value of the Digital Angel Corporation common stock underlying the Warrants exceeds the exercise price. Should the Purchasers elect to exercise the Warrants into shares of the Digital Angel Corporation common stock, such exercise may result in the Company recording a gain on the transaction. The original issue discount of $4.5 million will be accreted over the life of the Debentures as additional interest expense.

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
                                          ===============================================================================

Income (loss) from continuing operations
  before taxes, minority interest, losses
  attributable to capital transactions
  of subsidiary                              $  (128)    $(2,454)      $ (163)   $  324     $60,176          $ 57,755
                                          ===============================================================================

Total assets                                 $37,312     $70,872       $9,930    $2,737     $(5,392)         $115,459
                                          ===============================================================================

         Following is the selected segment data as of and for the six-months ended June 30, 2003:

                                                                       SEGMENTS
                                                                       --------

                                                         Digital
                                           Advanced       Angel       InfoTech     All     Corporate/
                                          Technology   Corporation    USA, Inc.   Other   Eliminations     Consolidated
                                          -------------------------------------------------------------------------------
Net revenue from external customers:
Product                                      $14,255     $18,983       $5,267    $   --     $   (87)         $ 38,418
Service                                        5,565         775        1,237                                   7,577
Inter-segment revenue-product                     --         (87)          --        --          87                --
                                          -------------------------------------------------------------------------------
Total revenue                                $19,820     $19,671       $6,504    $   --     $    --          $ 45,995
                                          ===============================================================================

Income (loss) from continuing operations
  before taxes, minority interest, losses
  attributable to capital transactions
  of subsidiary                              $   493     $(2,377)      $ (623)   $  329     $33,196          $ 31,018
                                          ===============================================================================

Total assets                                 $37,312     $70,872       $9,930    $2,737     $(5,392)         $115,459
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
                                          ===============================================================================

Income (loss) from continuing operations
  before taxes, minority interest, losses
  attributable to capital transactions
  of subsidiary and equity in net loss
  of affiliate (1)                           $(1,116)    $ (1,500)     $   (54)  $   10     $(13,340)        $(16,000)
                                          ===============================================================================

Total assets (2)                             $41,837     $138,600      $13,008   $2,849     $  1,209         $197,503
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
                                          ===============================================================================

Income (loss) from continuing operations
  before taxes, minority interest, losses
  attributable to capital transactions
  of subsidiary and equity in net loss
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

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         The following is a breakdown of the Company's revenue by segment and type of product and service:

                                                               THREE-MONTHS ENDED JUNE 30,
                                                                      (IN THOUSANDS)
                                 ------------------------------------------------------------------------------------
                                                        2003                                     2002
                                                        ----                                     ----
                                 ------------------------------------------------------------------------------------
                                     Product       Service        Total       Product       Service          Total
                                     -------       -------        -----       -------       -------          -----

  ADVANCED TECHNOLOGY
  Voice, data and video
   telecommunications networks        $5,426        $1,165       $6,591        $7,877        $1,201         $9,078
  Call center and customer
   relationship management
   software                              149         1,079        1,228           288         1,402          1,690
  Networking products and
   services                                -             -            -            49           250            299
  Website design and Internet
   access                                201           371          572           314           515            829
  Implantable verification chip          148             -          148             -             -              -
                                 ------------------------------------------------------------------------------------
   Total                              $5,924        $2,615       $8,539        $8,528        $3,368        $11,896
                                 ====================================================================================

                                                               THREE-MONTHS ENDED JUNE 30,
                                                                      (IN THOUSANDS)
                                 ------------------------------------------------------------------------------------
                                                        2003                                     2002
                                                        ----                                     ----
                                 ------------------------------------------------------------------------------------
                                     Product       Service        Total       Product       Service          Total
                                     -------       -------        -----       -------       -------          -----

  DIGITAL ANGEL CORPORATION
  Animal Applications                 $5,188            $-       $5,188        $5,612            $-         $5,612
  GPS and Radio Communications         2,708             -        2,708         2,480             -          2,480
  Wireless and Monitoring                  -             5            5             -           577            577
  Medical Systems                        222           237          459           570             -            570
  Inter-segment revenue-product           20             -           20           (78)            -            (78)
                                 ------------------------------------------------------------------------------------
   Total                              $8,138          $242       $8,380        $8,584          $577         $9,161
                                 ====================================================================================

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                               THREE-MONTHS ENDED JUNE 30,
                                                                      (IN THOUSANDS)
                                 ------------------------------------------------------------------------------------
                                                        2003                                     2002
                                                        ----                                     ----
                                 ------------------------------------------------------------------------------------
                                     Product       Service        Total       Product       Service          Total
                                     -------       -------        -----       -------       -------          -----

  INFOTECH USA, INC.
  Computer hardware                   $3,333            $-       $3,333        $4,127            $-         $4,127
  Computer services                        -           637          637             -           668            668
                                 ------------------------------------------------------------------------------------
   Total                              $3,333          $637       $3,970        $4,127          $668         $4,795
                                 ====================================================================================

                                                               THREE-MONTHS ENDED JUNE 30,
                                                                      (IN THOUSANDS)
                                 ------------------------------------------------------------------------------------
                                                        2003                                     2002
                                                        ----                                     ----
                                 ------------------------------------------------------------------------------------
                                     Product       Service        Total       Product       Service          Total
                                     -------       -------        -----       -------       -------          -----

  ALL OTHER
  Software development and
    applications                          $-            $-           $-            $-            $-             $-
                                 ------------------------------------------------------------------------------------
   Total                                  $-            $-           $-            $-            $-             $-

                                                                SIX-MONTHS ENDED JUNE 30,
                                                                      (IN THOUSANDS)
                                 ------------------------------------------------------------------------------------
                                                        2003                                     2002
                                                        ----                                     ----
                                 ------------------------------------------------------------------------------------
                                      Product      Service        Total       Product       Service          Total
                                      -------      -------        -----       -------       -------          -----

  ADVANCED TECHNOLOGY
  Voice, data and video
   telecommunications networks        $13,555       $2,371      $15,926       $12,070        $2,428        $14,498
  Call center and customer
   relationship management
   software                               263        2,450        2,713           512         2,861          3,373
  Networking products and
   services                                 -            -            -           229           640            869
  Website design and Internet
   access                                 289          744        1,033           620         1,055          1,675
  Implantable verification chip           148            -          148             -             -
                                 ------------------------------------------------------------------------------------
   Total                              $14,255       $5,565      $19,820       $13,431        $6,984        $20,415
                                 ====================================================================================

                                 ------------------------------------------------------------------------------------
                                                                SIX-MONTHS ENDED JUNE 30,
                                                                      (IN THOUSANDS)
                                 ------------------------------------------------------------------------------------
                                                        2003                                     2002
                                                        ----                                     ----
                                 ------------------------------------------------------------------------------------
                                     Product       Service        Total       Product       Service          Total
                                     -------       -------        -----       -------       -------          -----

  DIGITAL ANGEL CORPORATION
  Animal Applications                $12,989            $-      $12,989       $10,427            $-        $10,427
  GPS and Radio Communications         5,407             -        5,407         5,116             -          5,116
  Wireless and Monitoring                  -           159          159             -           880            880
  Medical Systems                        587           616        1,203           570             -            570
  Inter-segment revenue-product          (87)            -          (87)          (78)            -            (78)
                                 ------------------------------------------------------------------------------------
   Total                             $18,896          $775      $19,671       $16,035          $880        $16,915
                                 ====================================================================================

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                                SIX-MONTHS ENDED JUNE 30,
                                                                      (IN THOUSANDS)
                                 ------------------------------------------------------------------------------------
                                                        2003                                     2002
                                                        ----                                     ----
                                 ------------------------------------------------------------------------------------
                                     Product       Service        Total       Product       Service          Total
                                     -------       -------        -----       -------       -------          -----

  INFOTECH USA, INC.
  Computer hardware                   $5,267            $-       $5,267       $13,820            $-        $13,820
  Computer services                        -         1,237        1,237             -         1,480          1,480
                                 ------------------------------------------------------------------------------------
   Total                              $5,267        $1,237       $6,504       $13,820        $1,480        $15,300
                                 ====================================================================================

                                 ------------------------------------------------------------------------------------
                                                                SIX-MONTHS ENDED JUNE 30,
                                                                      (IN THOUSANDS)
                                 ------------------------------------------------------------------------------------
                                                        2003                                     2002
                                                        ----                                     ----
                                 ------------------------------------------------------------------------------------
                                     Product       Service        Total       Product       Service          Total
                                     -------       -------        -----       -------       -------          -----

  ALL OTHER
  Software development and
   applications                            -             -            -        $1,014          $375         $1,389
                                 ------------------------------------------------------------------------------------
   Total                                  $-            $-           $-        $1,014          $375         $1,389
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

         Effective March 27, 2002, the Company's 93% owned subsidiary, Digital Angel Corporation, which we refer to as pre-merger Digital Angel, merged with and into a wholly-owned subsidiary of a publicly traded company, Medical Advisory Systems, Inc. (MAS), and MAS changed its name to Digital Angel Corporation. Under the terms of the merger agreement, each issued and outstanding share of common stock of pre-merger Digital Angel (including each share issued upon exercise of options prior to the effective time of the merger) was cancelled and converted into the right to receive 0.9375 shares of MAS's common stock. The Company obtained 18.75 million shares of MAS common stock in the merger (representing approximately 61% of the shares then outstanding). Prior to the transaction, the Company owned 850,000 shares of MAS, or approximately 16.7%. On June 30, 2003, the Company owned
19.6 million shares, or approximately 72.87% of the shares outstanding. Also, pursuant to the merger agreement, the Company contributed to MAS all of its stock in Timely Technology Corp., a wholly-owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary. Pre-merger Digital Angel, Timely Technology Corp. and Signature Industries, Limited were collectively referred to as the Advanced Wireless Group (AWG). The merger has been treated as a reverse acquisition for accounting purposes, with the AWG treated as the accounting acquirer. The business operations of Digital Angel Corporation are described in Note 6.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         During the three and six-months ended June 30, 2003 and 2002, Digital Angel Corporation had the following stock issuances of its common stock:

                                                                       FOR THE THREE-MONTHS    FOR THE SIX-MONTHS
                                                                          ENDED JUNE 30,         ENDED JUNE 30,
                                                                      -----------------------------------------------
                                                                          2003       2002      2003        2002
                                                                      -----------------------------------------------
                                                                         (in thousands, except per share amounts)
Issuances of common stock for stock option exercises                         90        955        378       2,392

Issuances of common stock for services                                       --         38         --          38
                                                                      -----------------------------------------------
Total issuances of common stock                                              90        993        378       2,430
                                                                      ===============================================
Proceeds from stock issuances                                               $50       $730       $224        $825
                                                                      ===============================================
Average price per share                                                   $0.55      $0.74      $0.59       $0.34
                                                                      ===============================================
Beginning ownership percentage of Digital Angel Corporation              73.12%     77.15%     73.91%     100.00%

Ending ownership percentage of Digital Angel Corporation (1)             72.87%     74.25%     72.87%      74.25%

Change in ownership percentage                                            0.25%      2.90%      1.04%      25.75%

Loss on issuances of stock by Digital Angel Corporation                     $50     $2,098       $221      $7,247

Gain on the sale of AWG (1)                                                  --         --         --      (4,755)
                                                                      -----------------------------------------------

Net loss on capital transactions of subsidiary (2)                          $50     $2,098       $221      $2,492
                                                                      ===============================================
Losses attributable to changes in minority interest as a
   result of capital transactions of subsidiary(2)                         $742     $1,790       $948      $1,790
                                                                      ===============================================


               (1) The reduction in the Company's ownership percentage
                   includes the impact of the sale of the AWG, as well as the stock issuances by Digital Angel Corporation.
               (2) The Company has not provided a tax provision/benefit for the net loss on capital transactions of subsidiary and the (gain) loss attributable to changes in minority interest as a result of capital transactions of subsidiary.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


12. COMPREHENSIVE INCOME (LOSS)

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


13. RELATED PARTY TRANSACTION

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

14. OTHER EVENTS

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

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


         On August 14, 2003, the Company entered into a Share Exchange Agreement with Digital Angel Corporation. The Share Exchange Agreement represents a strategic investment by the Company, whereby the Company is increasing its ownership interest in Digital Angel Corporation. The Company believes that Digital Angel Corporation's common stock is currently undervalued, and the Company desires to maintain a controlling interest in Digital Angel Corporation. Therefore, the Company considers an additional investment in Digital Angel Corporation to be a strategically advantageous undertaking. The Share Exchange Agreement provides for the Company to purchase 3.0 million shares of Digital Angel Corporation's common stock at $2.64 per share and for the Company to receive a warrant to purchase up to
1.0 million shares of Digital Angel Corporation's common stock. The aggregate purchase price for the 3.0 million shares of $7.9 million is payable in shares of the Company's common stock equal to the aggregate purchase price divided by the average of the volume weighted average price of the Company's common stock for the ten trading days immediately proceeding the closing date (the "Per Share Exchange Price"). If the Per Share Exchange Price is less than $0.40, the Company shall have the option to postpone the closing date for a period not to exceed thirty calendar days or to terminate the Share Exchange Agreement. The warrant gives the Company the right to purchase a total of 1.0 million shares of Digital Angel Corporation's common stock for a period of five years from February 1, 2004. The exercise price of the warrant will be equal to the daily volume weighted average price of Digital Angel Corporation's common stock for the first 10 consecutive trading days of 2004 starting on January 2, 2004. As a related part of this transaction, negotiations are taking place with the Purchasers, which may result in Digital Angel Corporation's issuing a five-year warrant to the Purchasers to acquire up to 0.5 million shares of its common stock at an exercise price of $2.64 per share.

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

         Under the terms of the Share Exchange Agreement, the Company is required to file a registration statement covering the resale of the shares of its common stock being exchanged for the 3.0 million shares of Digital Angel Corporation's common stock on or before October 13, 2003, and the Company is required to use its best efforts to cause the registration statement to be declared effective as soon as possible after the filing thereof. Per the terms of the Share Exchange Agreement, the closing date is scheduled to occur on the business day following the effective date of the registration statement covering the shares.

15. LEGAL PROCEEDINGS

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

         On June 30, 2003, our Board of Directors (through the Compensation Committee) approved the payment of approximately $4.3 million in discretionary bonus awards. The bonuses, which may be paid in cash (subject to availability) or in shares of our common stock based upon mutual agreement of the recipient and us, subject to any regulatory or necessary approvals, were awarded to directors, executive officers and other employees in recognition of their efforts in achieving the successful repayment of all obligations to IBM Credit. This repayment resulted in a gain on the forgiveness of debt of approximately $70.4 million in the three-months ended June 30, 2003. The approval of the bonuses directly reflected the efforts of certain employees/directors in satisfying all of our obligations to IBM Credit and, accordingly, the approval was not subject to further conditions, except for continuation of employment until the bonuses were paid. Our Board of Directors, based on various factors including the contribution of the respective employee/director and our cash needs and availability, will determine the allocation of the bonuses among the group of employees/directors and the timing of the payments. The timing of the payment of these bonuses, which is at the discretion of the Board of Directors, will depend on various factors, including (among others) the rate of our business growth, our research and development efforts and pipeline, the effort and timing involved in obtaining FDA and other necessary approval for our VeriChip product's medical applications, capital equipment needs, the requirements of our customers, opportunities discovered or presented to us, and other cash requirements.

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
                                                          =============

         The beneficial conversion feature was calculated as the difference between the beneficial conversion price and the fair value of our common stock, multiplied by the number of shares into which the Debentures were convertible in accordance with the EITF 00-27. The beneficial conversion feature was recorded as a reduction in the value assigned to the Debentures (original issue discount) and an increase in additional paid-in-capital. The value assigned to the Warrants was recorded as a reduction in the value assigned to the Debentures (original issue discount) and an increase in long-term liabilities. The fair value of the Warrants was estimated using the Black-Scholes valuation model. The liability for the Warrants, to the extent potentially settleable in shares of the Digital Angel Corporation common stock owned by us, will be revalued at each reporting period and any resulting increase will result in a charge to operations. We will be required to record an impairment loss if the carrying value of the Digital Angel Corporation common stock underlying the Warrants exceeds the exercise price. Should the Purchasers elect to exercise the Warrants into shares of the Digital Angel Corporation common stock, such exercise may result in our recording a gain on the transaction. The original issue discount of $4.5 million will be accreted over the life of the Debentures as additional interest expense.

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

         On August 14, 2003, we entered into a Share Exchange Agreement with Digital Angel Corporation. The Share Exchange Agreement represents a strategic investment by us, whereby we are increasing our ownership interest in Digital Angel Corporation. We believe that Digital Angel Corporation's common stock is currently undervalued, and we desire to maintain a controlling interest in Digital Angel Corporation. Therefore, we consider an additional investment in Digital Angel Corporation to be a strategically advantageous undertaking. The Share Exchange Agreement provides for us to purchase 3.0 million shares of Digital Angel Corporation's common stock at $2.64 per share and for us to receive a warrant to purchase up to 1.0 million shares of Digital Angel Corporation's common stock. The aggregate purchase price for the 3.0 million shares of $7.9 million is payable in shares of our common stock equal to the aggregate purchase price divided by the average of the volume weighted average price for our common stock for the ten trading days immediately proceeding the closing date (the "Per Share Exchange Price"). If the Per Share Exchange Price is less than $0.40, we shall have the option to postpone the closing date for a period not to exceed thirty calendar days or to terminate the Share Exchange Agreement. The warrant gives us the right to purchase a total of 1.0 million shares of Digital Angel Corporation's common stock for a period of five years from February 1, 2004. The exercise price of the warrant will be equal to the daily volume weighted average price of Digital Angel Corporation's common stock for the first 10 consecutive trading days of 2004 starting on January 2, 2004. As a related part of this transaction, negotiations are taking place with the Purchasers, which may result in Digital Angel Corporation's issuing a five-year warrant to the Purchasers to acquire up to 0.5 million shares of its common stock at an exercise price of $2.64 per share.

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

         Under the terms of the Share Exchange Agreement, we are required to file a registration statement covering the resale of the shares of our common stock being exchanged for the 3.0 million shares of Digital Angel Corporation's common stock on or before October 13, 2003, and we are required to use our best efforts to cause the registration statement to be declared effective as soon as possible after the filing thereof. Per the terms of the Share Exchange Agreement, the closing date is scheduled to occur on the business day following the effective date of the registration statement covering the shares.

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

         (Loss) income from continuing operations before taxes, minority interest, losses attributable to capital transactions of subsidiary and equity in loss of affiliate from each of our segments during the three and six-months ended June 30, 2003 and 2002, was as follows (we evaluate performance based on stand-alone segment operating income as presented below):

                                                               THREE-MONTHS ENDED                SIX-MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                                 (In thousands)                   (In thousands)
                                                          -----------------------------     ---------------------------
                                                               2003           2002              2003          2002
                                                               ----           ----              ----          ----
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES,
MINORITY INTEREST, LOSSES ATTRIBUTABLE TO CAPITAL
TRANSACTIONS OF SUBSIDIARY AND EQUITY IN LOSS OF
AFFILIATE BY SEGMENT:

     ADVANCED TECHNOLOGY                                       $  (128)     $ (1,116)          $   493      $    (25)
     DIGITAL ANGEL CORPORATION (1)                              (2,454)       (1,500)           (2,377)       (3,318)
     INFOTECH USA, INC.                                           (163)          (54)             (623)          (29)
     ALL OTHER                                                     324            10               329           144
     CORPORATE / ELIMINATIONS (1)                               60,176       (13,340)           33,196       (36,707)
                                                          -----------------------------     ---------------------------
     TOTAL                                                     $57,755      $(16,000)          $31,018      $(39,935)
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
                                                                                              ============

         Our significant sources of cost of products and services sold (exclusive of depreciation and amortization shown separately below) and cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue by product type for the six-months ended June 30, 2003, were as follows:

                                                                                                       COST OF
                                                                                  COST OF            PRODUCTS AND
                                                                                PRODUCTS AND        SERVICES SOLD
                                                                               SERVICES SOLD        (EXCLUSIVE OF
                                                                               (EXCLUSIVE OF       DEPRECIATION AND
Cost of Products and Services Sold (Exclusive of Depreciation and             DEPRECIATION AND    AMORTIZATION SHOWN
Amortization Shown Separately Below) and Cost of Products and                AMORTIZATION SHOWN   SEPARATELY BELOW)
Services Sold (Exclusive of Depreciation and Amortization Shown               SEPARATELY BELOW     AS A PERCENTAGE
Separately Below) as a Percentage of Revenue by Product Type:                  (IN THOUSANDS)         OF REVENUE
-----------------------------------------------------------------            ------------------   ------------------

Sales of voice, data and video telecommunications networks to government
  agencies                                                                           $12,460             78.2%

Visual identification tags and implantable microchips for the companion
  animal, livestock, laboratory animal, fish and wildlife markets                      7,312             56.3%

Sales of IT hardware and services from our InfoTech USA, Inc. segment                  5,460             83.9%

GPS enabled search and rescue equipment, intelligent communications
  products and services for telemetry, mobile data and radio communications            2,821             52.2%

Other products and services                                                            2,761             53.4%
                                                                             ----------------------------------
Total                                                                                $30,814             67.0%
                                                                             ==================================

         A breakdown of our revenues and cost of products and services sold (exclusive of depreciation and amortization shown separately below) and cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenues from continuing operations by segment for the three and six-months ended June 30, 2003 and 2002, is presented under the heading "Results of Continuing Operations", beginning on page 47.

         We hope to continue to grow our revenues. We see a possible increase in sales of voice, data and video telecommunications networks to government agencies due to being awarded additional government contracts, such as the CONNECTIONS contract that we were awarded in January 2003. We anticipate an increase in sales of visual identification tags and implantable microchips to the companion animal, livestock, laboratory animal, fish and wildlife markets, and the expansion of our visual identification tags and implantable microchip product lines into new products such as our Bio-Thermo product. Also, we believe that concerns over the safety and source of animal and other food sources will increase the markets for Digital Angel Corporation's products. We expect revenue from our InfoTech USA, Inc. segment to decrease as we shift our focus from sales of certain computer hardware products, which have higher cost of products (exclusive of depreciation and amortization) as a percentage of revenue, to sales of products and technology services, which have lower cost of products and services (exclusive of depreciation and amortization) as a percentage of revenue. In the short-term our cost of products and services sold (exclusive of depreciation and amortization) and our cost of products and services sold (exclusive of depreciation and amortization) as a percentage of revenues will most likely increase overall as a result of competitive pressures. However, we are hoping that our cost of products and services sold (exclusive of depreciation and amortization) as a percentage of revenues will decrease once we begin selling significant quantities of our advanced technology products. To date, we have not recorded any significant revenues from our advanced technology products.

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

                                                                      -------------------------- ---------------------
                                                                          RELATIONSHIP TO           RELATIONSHIP TO
                                                                              REVENUE                   REVENUE
                                                                        THREE-MONTHS ENDED          SIX-MONTHS ENDED
                                                                             JUNE 30,                   JUNE 30,
                                                                      -------------------------- ---------------------
                                                                            2003        2002        2003         2002
                                                                            ----        ----        ----         ----
                                                                             %           %           %            %
                                                                             -           -           -            -
Product revenue                                                             83.3        82.2        83.5         82.0
Service revenue                                                             16.7        17.8        16.5         18.0
                                                                      -------------------------- ---------------------
Total revenue                                                              100.0       100.0       100.0        100.0
Cost of products sold (exclusive of depreciation and
  amortization shown separately below)                                      62.6        57.7        59.2         58.1
Cost of services sold                                                        7.7         8.5         7.8          8.4
                                                                      -------------------------- ---------------------
Total cost of products and services sold (exclusive of
  depreciation and amortization shown separately below)                     70.3        66.2        67.0         66.5
                                                                      -------------------------- ---------------------
Cost of products and services sold (exclusive of
  depreciation and amortization shown separately below)
Selling, general and administrative expenses                               (59.7)      (71.2)      (91.2)       (88.3)
Research and development                                                    (6.8)       (3.0)       (5.7)        (3.3)
Depreciation and amortization                                               (2.9)       (5.4)       (2.7)        (4.4)
Gain on forgiveness of debt                                                337.0          --       153.0           --
Interest and other income                                                    1.0         2.1         1.0          1.2
Interest expense                                                           (21.9)      (18.3)      (20.0)       (12.6)
                                                                      -------------------------- ---------------------
Income (loss) from continuing operations before taxes, minority interest, losses attributable to capital transactions of
  subsidiary and equity in net loss of affiliate                           276.4       (62.0)       67.4        (73.9)
Provision (benefit) for income taxes                                         4.6          --         1.7          0.2
                                                                      -------------------------- ---------------------
Income (loss) from continuing operations before minority
  interest, losses attributable to capital transactions of
  subsidiary and equity in net loss of affiliate                           271.8       (62.0)       65.7        (74.1)
Minority interest                                                           (3.9)       (1.6)       (2.1)        (0.8)
Net loss on capital transactions of subsidiary                               0.2         8.1         .05          4.6
Loss attributable to changes in minority interest as a result
  of capital transactions of subsidiary                                      3.6         6.9         2.0          3.3
Equity in net loss of affiliate                                               --          --          --          0.5
                                                                      -------------------------- ---------------------
Income (loss) from continuing operations                                   271.9       (75.4)       65.3        (81.7)
(Loss) income from discontinued operations, net of income
  taxes                                                                     (2.1)       (1.8)       (1.3)         0.4
                                                                      -------------------------- ---------------------
Net loss                                                                   269.8       (77.2)       64.0        (81.3)
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

         InfoTech USA, Inc.'s revenue decreased million and million in the three and six-months ended June 30, 2003, respectively, when compared the three and six-month periods ended June 30, 2002. Product revenue decreased by million, or , and service revenue decreased by million, or in the three-months ended June 30, 2003, as compared to the three-months ended June 30, 2002. Product revenue decreased by approximately million, or , and service revenue decreased by million, or in the six-months ended June 30, 2003, as compared to the six-months ended June 30, 2002. The decreases in both periods were due to a continued soft market in both product sales and service sales combined with our decision in April 2002 to cease selling some of our computer hardware with higher cost of products sold (exclusive of depreciation and amortization) as a percentage of revenue and focus on the products and related technical services, which have lower cost of products and services sold (exclusive of depreciation and amortization) as a percentage of revenue. The higher cost computer hardware products were mid-range Unix based computers, which offered little opportunity for adjunct sales of related technical services, which have lower cost of products and services sold (exclusive of depreciation and amortization) as a percentage of revenue. InfoTech USA, Inc.'s current offering of products and related technical services, which have lower cost of products and services sold (exclusive of depreciation and amortization) as a percentage of revenue, include Intel based computers and servers, which provide InfoTech USA, Inc. with an opportunity to provide add-on technical services.

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

         Cost of products and services sold (exclusive of depreciation and amortization shown separately below) from continuing operations for the three-months ended June 30, 2003, decreased $2.4 million, or 14.2%, to $14.7 million from $17.1 million for the three-months ended June 30, 2002. Cost of products and services sold (exclusive of depreciation and amortization shown separately below) from continuing operations for the six-months ended June 30, 2003, decreased $5.1 million, or 14.3%, to $30.8 million from $35.9 million in six-months ended June 30, 2002. Our cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue was 70.3% and 67.0% of revenue, respectively, for the three and six-months ended June 30, 2003, and 66.2% and 66.5% of revenue, respectively, for the three and six-months ended June 30, 2002.

         Cost of products and services sold (exclusive of depreciation and amortization shown separately below) from continuing operations during the three and six-months ended June 30, 2003, and 2002 by segment was as follows:

                                                             THREE-MONTHS ENDED JUNE 30,
                                                                   (IN THOUSANDS)
                                 ------------------------------------------------------------------------------------
                                                       2003                                     2002
                                                       ----                                     ----
                                 ------------------------------------------------------------------------------------
                                      Product       Service        Total       Product       Service         Total
                                      -------       -------        -----       -------       -------         -----
     Advanced Technology             $ 5,145         $  994      $ 6,139      $ 6,711         $1,563        $8,274
     Digital Angel Corporation         4,907            216        5,123        4,757            247         5,004
     InfoTech USA, Inc.                3,020            395        3,415        3,436            395         3,831
     All Other                            --             --           --           --             --            --
     Corporate / Eliminations             --             --           --           (3)             2            (1)
                                 ------------------------------------------------------------------------------------
     Total                           $13,072         $1,605      $14,677      $14,901         $2,207       $17,108
                                 =========================================== ========================================


                                                              SIX-MONTHS ENDED JUNE 30,
                                                                   (IN THOUSANDS)
                                 ------------------------------------------------------------------------------------
                                                       2003                                     2002
                                                       ----                                     ----
                                 ------------------------------------------------------------------------------------
                                      Product       Service        Total       Product       Service         Total
                                      -------       -------        -----       -------       -------         -----
     Advanced Technology              $12,177        $2,175       $14,352      $10,003        $3,197        $13,200
     Digital Angel Corporation         10,390           611        11,001        9,057           498          9,555
     InfoTech USA, Inc.                 4,677           784         5,461       12,169           801         12,970
     All Other                             --            --            --          188            36            224
     Corporate / Eliminations              --            --            --           --            --             --
                                 ------------------------------------------------------------------------------------
     Total                            $27,244        $3,570       $30,814      $31,417        $4,532        $35,949
                                 =========================================== ========================================

         Cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue from continuing operations during the three and six-months ended June 30, 2003 and 2002, by segment was as follows:

                                                             THREE-MONTHS ENDED JUNE 30,
                                 ------------------------------------------------------------------------------------
                                                       2003                                     2002
                                                       ----                                     ----
                                 ------------------------------------------------------------------------------------
                                      Product       Service        Total       Product       Service         Total
                                      -------       -------        -----       -------       -------         -----
                                         %             %             %            %            %            %
                                         -             -             -            -            -            -
     Advanced Technology               86.9           38.0         71.9         78.7           46.4          69.6
     Digital Angel Corporation         60.3           89.3         61.1         55.4           42.8          54.6
     InfoTech USA, Inc.                90.6           62.0         86.0         83.3           59.1          79.9
     All Other                           --             --           --           --             --            --
     Corporate / Eliminations            --             --           --           --             --            --
                                 ------------------------------------------------------------------------------------
     Total                             75.1           45.9         70.3         70.2           48.0          66.2
                                 ========================================== =========================================

                                                              SIX-MONTHS ENDED JUNE 30,
                                 ------------------------------------------------------------------------------------
                                                       2003                                     2002
                                                       ----                                     ----
                                 ------------------------------------------------------------------------------------
                                      Product       Service        Total       Product       Service         Total
                                      -------       -------        -----       -------       -------         -----
                                         %             %             %            %            %            %
                                         -             -             -            -            -            -
     Advanced Technology               85.4           39.1         72.4         74.5           45.8          64.7
     Digital Angel Corporation         55.0           78.8         55.9         56.5           56.6          56.5
     InfoTech USA, Inc.                88.8           63.4         84.0         88.1           54.1          84.8
     All Other                           --             --           --         18.5            9.6          16.1
     Corporate / Eliminations            --             --           --           --             --            --
                                  -----------------------------------------------------------------------------------
     Total                             70.9           47.1         67.0         70.9           46.5          66.5
                                  ========================================= =========================================

         Advanced Technology's cost of products and services sold (exclusive of depreciation and amortization shown separately below) decreased $2.1 million in the three-months ended June 30, 2003, and cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue increased to 71.9% from 69.6% when compared to the three-months ended June 30 2002. Cost of products and services sold (exclusive of depreciation and amortization shown separately below) increased $1.2 million in the six-months ended June 30, 2003, and cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue increased to 72.4% from 64.7%, when compared to the six-months ended June 30, 2002. We attribute the decrease in cost of products and services sold (exclusive of depreciation and amortization shown separately below) in the three-months ended June 30, 2003, as compared to the three-months ended June 30, 2002, to the reduction in sales. We attribute the increase in cost of products and services sold (exclusive of depreciation and amortization shown separately below) during the six-months ended June 30, 2003, as compared to the six-months ended June 30, 2002, to an increase in costs associated with government contracts. The increase in cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue in the three- and six-months ended June 30, 2003, is due primarily to the reduction in sales of software and other lower cost products.

         Digital Angel Corporation's cost of products and services sold (exclusive of depreciation and amortization shown separately below) increased $0.1 million in the three-months ended June 30, 2003, and cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenues increased to 61.1% in the three-months ended June 30, 2003 from 54.6% in the three-months ended June 30, 2002. Cost of products and services sold (exclusive of depreciation and amortization shown separately below) increased $1.4 million in the six-months ended June 30, 2003, while cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenues decreased to 55.9% in the six-months ended June 30, 2003 from 56.5% in the six-months ended June 30, 2002. We attribute the increase in cost of products and services sold (exclusive of depreciation and amortization shown separately below) for the three-months ended June 30, 2003, to the Animal Applications and the GPS and Radio and Communications divisions. We attribute the increase in cost of products and services sold (exclusive of depreciation and amortization shown separately below) for the six-months ended June 30, 2003, primarily to the previously mentioned sales increase. We attribute the increase in cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue during the three-months ended June 30, 2003, primarily to an increase in freight expense in our Animal Applications division.

         InfoTech USA, Inc.'s cost of products and services sold (exclusive of depreciation and amortization shown separately below) decreased $0.4 million in the three-months ended June 30, 2003, and cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue increased to 86.0% in the three-months ended June 30, 2003, from 79.9% in the three-months ended June 30, 2002. Cost of products and services sold (exclusive of depreciation and amortization shown separately below) decreased $7.5 million in the six-months ended June 30, 2003, and as a percentage of revenue remained relatively constant at 84.0% in the six-months ended June 30, 2003, as compared to 84.8% in the six-months ended June 30, 2002. The decrease in cost of products and services sold (exclusive of depreciation and amortization shown separately below) in the three and six-months ended June 30, 2003, as compared to the three and six-months ended June 30, 2002, was primarily due to the overall decrease in revenue. The increase in cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue in the three-months ended June 30, 2003, was primarily a result of a large volume sale during the current quarter, which had higher costs as a percentage of revenue. The large volume, higher cost sale was a $1.2 million sale of IBM laptop computers. The services related to the sale were performed in the third quarter of 2003. Going forward, InfoTech USA, Inc.'s strategy is to decrease its cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue as it continues to focus on sales of products and services with lower-cost as a percentage of revenue.

         All Other had no cost of products and services sold (exclusive of depreciation and amortization shown separately below) for the three-months ended June 30, 2003 and 2002, and the six-months ended June 30, 2003, compared to cost of products and services sold (exclusive of depreciation and amortization shown separately below) of $0.2 million during the six-months ended June 30, 2002, due to the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

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

         NET LOSS ON CAPITAL TRANSACTIONS OF SUBSIDIARY AND LOSS
ATTRIBUTABLE TO CHANGES IN MINORITY INTEREST AS A RESULT OF CAPITAL TRANSACTIONS OF SUBSIDIARY

         Gains where realized and losses on issuances of shares of stock by our consolidated subsidiary, Digital Angel Corporation, are reflected in the Condensed Consolidated Statement of Operations. We determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel Corporation was appropriate since the shares issued to date were not sales of unissued shares in a public offering, we do not plan to reacquire the shares issued and the value of the proceeds could be objectively determined. During the six-months ended June 30, 2002, we recorded a net loss of $0.4 million, comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million pre-merger Digital Angel options (representing the difference between the carrying amount of our pro-rata share of our investment in pre-merger Digital Angel and the exercise price of the options), and a gain of approximately $4.7 million from the deemed sale of 22.85% of the AWG, as a result of the merger with MAS. During the three-months ended June 30, 2003 and 2002, and the six-months ended June 30, 2003, and 2002, we recorded a loss of $0.1 million, $2.1 million, $0.2 million and $2.1 million, respectively, on the issuances of 0.1 million, 1.0 million, 0.4 million and 1.0 million shares of Digital Angel Corporation common stock, respectively, resulting from the exercise of stock options and the issuances of Digital Angel Corporation's common stock for services. The loss represents the difference between the carrying amount of our pro-rata share of our investment in Digital Angel Corporation and the net proceeds from the issuances of the stock. In addition, during the three-months ended June 30, 2003 and 2002, and the six-months ended June 30, 2003, and 2002, we recorded a loss of $0.7 million, $1.8 million, $0.9 million and $1.8 million, respectively, attributable to changes in our minority interest ownership of Digital Angel Corporation as a result of such stock issuances. The business operations of Digital Angel Corporation are described in Note 6 to the Condensed Consolidated Financial Statements.

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

         IF WE DO NOT PREVAIL IN ONGOING LITIGATION, WE MAY BE REQUIRED TO PAY SUBSTANTIAL DAMAGES.

         In addition to the litigation described under Legal Proceedings on page 78, we are party to various legal actions as either plaintiff or defendant in the ordinary course of business. The ultimate outcome of these actions and the estimates of the potential future impact on our financial position, cash flows or results of operations for these proceedings could change in the future. In addition, we will continue to incur additional legal costs in connection with pursuing and defending such actions.

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

         (b) Internal Control Over Financial Reporting

         There have not been any changes in the Company's internal controls over financial reporting identified in connection with an evaluation thereof that occurred during the Company's second fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

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

  10.39 Letter Agreement between Applied Digital Solutions, Inc. and G.A. Sullivan, Inc. (incorporated herein by reference to Exhibit 10.30 of the registrant's Annual Report on Form 10-K/A filed with the Commission on February 17, 2004)

  10.40 International Distribution Agreement, dated March 8, 2003, by and between Verichip Corporation and the Company La Font LTDA (incorporated herein by reference to Exhibit 10.31 of the registrant's Annual Report on Form 10K/A filed with the Commission on December 11, 2003)

  10.41 International Distribution Agreement, dated May 30, 2003, by and between Verichip Corporation and RussGPS, Ltd. (incorporated herein by reference to Exhibit 10.41 of the registrant's Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2003, filed with the Commission on December 11, 2003)

  10.42 Securities Purchase Agreement, dated May 8, 2003, by and between Applied Digital Solutions, Inc. and Cranshire Capital, L.P. (incorporated herein by reference to Exhibit 10.34 of the registrant's Quarterly Report on Form 10Q/A for the period ended March 31, 2003, filed with the Commission on December 11, 2003)

  10.43 Securities Purchase Agreement, dated May 8, 2003, by and between Applied Digital Solutions, Inc. and Magellan International Ltd. (incorporated herein by reference to Exhibit 10.49 of the registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-109512) filed with the Commission on February 17, 2004)

  10.44 Securities Purchase Agreement, dated May 22, 2003, by and between Applied Digital Solutions, Inc. and Cranshire Capital, L.P. (incorporated herein by reference to Exhibit 10.50 of the registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-109512) filed with the Commission on February 17, 2004)

  10.45 Securities Purchase Agreement, dated May 22, 2003, by and between Applied Digital Solutions, Inc. and Magellan International Ltd. (incorporated herein by reference to Exhibit 10.51 of the registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-109512) filed with the Commission on February 17, 2004)

  10.46 Securities Purchase Agreement, dated June 4, 2003, by and between Applied Digital Solutions, Inc. and Cranshire Capital, L.P. (incorporated herein by reference to Exhibit 10.52 of the registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-109512) filed with the Commission on February 17, 2004)

  10.47 Securities Purchase Agreement, dated June 4, 2003, by and between Applied Digital Solutions, Inc. and Magellan International Ltd. (incorporated herein by reference to Exhibit 10.53 of the registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-109512) filed with the Commission on February 17, 2004)

  10.48 United States Postal Service Contract, effective June 16, 2003, by and between United States Postal Service and Government Telecommunications, Inc. (incorporated herein by reference to Exhibit 10.54 of the registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-109512) filed with the Commission on February 17, 2004)

  10.49 Blanket Purchase Agreement by and between United States Department of Agriculture and Government Telecommunications, Inc.
         (incorporated herein by reference to Exhibit 10.55 of the registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-109512) filed with the Commission on February 17, 2004)

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