Form 10-Q/A
period 2003-09-30
APPLIED DIGITAL SOLUTIONS INC
filed 2004-02-23
CIK 924642

   As Filed with the Securities and Exchange Commission on November 14, 2003
            and as Amended on December 11, 2003 and February 23, 2004
------------------------------------------------------------------------------

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

                       APPLIED DIGITAL SOLUTIONS, INC.

                              TABLE OF CONTENTS

Item                          Description                                 Page

                   PART I - FINANCIAL INFORMATION

   1.  Financial Statements (unaudited)
       Condensed Consolidated Balance Sheets
          September 30, 2003 and December 31, 2002                          3
       Condensed Consolidated Statements of Operations -
           Three and Nine-Months Ended September 30, 2003 and 2002          4
       Condensed Consolidated Statement of Stockholders' Equity -
           Nine-Months Ended September 30, 2003                             5
       Condensed Consolidated Statements of Cash Flows -
           Nine-Months Ended September 30, 2003 and 2002                    6
       Notes to Consolidated Financial Statements                           7
   2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       37
   3.  Quantitative and Qualitative Disclosures About Market Risk          74
   4.  Controls and Procedures                                             74

                     PART II - OTHER INFORMATION

   1.  Legal Proceedings                                                   75
   2.  Changes In Securities                                               76
   3.  Defaults Upon Senior Securities                                     76
   4.  Submission of Matters to a Vote of Security Holders                 76
   5.  Other Information                                                   77
   6.  Exhibits and Reports on Form 8-K                                    77

SIGNATURE                                                                  79
EXHIBITS                                                                   80


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

                                         APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (In thousands, except per share data)
                                                           (Unaudited)

                                                                             FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                             ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                           ------------------------------------------------------
                                                                               2003           2002            2003           2002
                                                                           ------------------------------------------------------
Product revenue                                                            $ 18,747       $ 19,665        $ 57,164       $ 63,811
Service revenue                                                               5,055          4,505          12,633         14,589
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                23,802         24,170          69,797         78,400

Cost of products sold (exclusive of depreciation and amortization
      shown separately below)                                                14,968         13,233          42,212         44,581
Cost of services sold                                                         1,562          1,935           5,132          6,536
---------------------------------------------------------------------------------------------------------------------------------

Total cost of products and services sold (exclusive of depreciation
      and amortization shown separately below)                               16,530         15,168          47,344         51,117

Selling, general and administrative expense                                   5,075          7,430          47,005         54,635
Research and development                                                      1,839            876           4,464          2,474
Depreciation and amortization                                                   588          1,257           1,824          3,747
Asset impairment                                                                  -              -               -            784
Interest and other income                                                      (236)          (735)           (674)        (1,388)
(Gain) loss on forgiveness of debt                                              424              -         (69,968)             -
Interest expense                                                              1,863          5,782          11,066         12,574
---------------------------------------------------------------------------------------------------------------------------------

(Loss) income from continuing operations before taxes,
      minority interest, (gain) losses attributable to capital
      transactions of subsidiary and equity in net loss of
      affiliate                                                              (2,281)        (5,608)         28,736        (45,543)

(Benefit) provision for income taxes                                            (17)           105             758            200
---------------------------------------------------------------------------------------------------------------------------------

(Loss) income from continuing operations before minority interest, net
      (gain) losses attributable to capital transactions of subsidiary
      and equity in net loss of affiliate                                    (2,264)        (5,713)         27,978        (45,743)

Minority interest                                                              (737)          (324)         (1,681)          (762)

Net loss on capital transactions of subsidiary                                  103            128             324          2,620

(Gain) loss attributable to changes in minority interest as a
      result of capital transactions of subsidiary                             (371)           234             577          2,024

Equity in net loss of affiliate                                                   -              -               -            291
---------------------------------------------------------------------------------------------------------------------------------

(Loss) income from continuing operations                                     (1,259)        (5,751)         28,758        (49,916)

Change in estimate on loss on disposal of discontinued operations
      and operating losses during the phase out period                           99           (119)           (492)           105
---------------------------------------------------------------------------------------------------------------------------------

Net (loss) income                                                          $ (1,160)      $ (5,870)       $ 28,266       $(49,811)
=================================================================================================================================


(Loss) income per common share - basic
      (Loss) income from continuing operations                             $      -       $  (0.02)       $   0.09       $  (0.19)
      (Loss) income from discontinued operations                                  -              -               -              -
---------------------------------------------------------------------------------------------------------------------------------

Net (loss) income per common share - basic                                 $      -       $  (0.02)       $   0.09       $  (0.19)
=================================================================================================================================

(Loss) income per common share - diluted
      (Loss) income from continuing operations                             $      -       $  (0.02)       $   0.09       $  (0.19)
      (Loss) income from discontinued operations                                  -              -               -              -
---------------------------------------------------------------------------------------------------------------------------------

Net (loss) income per common share - diluted                               $      -       $  (0.02)       $   0.09       $  (0.19)
=================================================================================================================================

Weighted average number of common shares outstanding - basic                353,558        274,934         315,380        265,001

Weighted average number of common shares outstanding - diluted              382,354        274,934         334,625        265,001

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

                                    APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)
                                                      (Unaudited)

                                                                                                 FOR THE NINE MONTHS
                                                                                                 ENDED SEPTEMBER 30,
                                                                                             --------------------------
                                                                                                  2003             2002
                                                                                             --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                        $  28,266        $ (49,811)

    Adjustments to reconcile net income (loss) to net cash (used in)
        provided by operating activities:
            Loss (income) from discontinued operations                                             492             (105)
            Non-cash compensation and administrative expenses                                   16,679           19,660
            Goodwill and asset impairment                                                            -              784
            Issuance of stock for services                                                         112            2,871
            Depreciation and amortization                                                        1,824            3,747
            Non-cash interest expense                                                            1,907            4,335
            Deferred income taxes                                                                 (309)               -
            Impairment of notes receivable                                                          61            4,134
            Interest income on notes received for shares issued                                      -             (475)
            Gain on forgiveness of debt                                                        (69,968)               -
            Net loss on capital transactions of subsidiary                                         324            2,620
            Loss attributable to changes in minority interest as a
                result of capital transactions of subsidiary                                       577            2,024
            Minority interest                                                                   (1,681)            (762)
            Equity in net loss of affiliate                                                          -              291
            Gain on sale of subsidiaries and business assets                                         -             (194)
            Loss on sale of equipment                                                               15               89
            Change in assets and liabilities:
                Decrease in accounts receivable                                                  1,446            3,805
                Increase in inventories                                                         (3,371)            (679)
                Decrease in other current assets                                                 1,022            1,996
                Increase in accounts payable, accrued expenses
                   and other long-term liabilities                                              17,846            6,184
            Net cash (used in) provided by discontinued operations                                (209)             211
------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                             (4,967)             725
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in notes receivable                                                                 1,543            1,020
    Received from buyers of divested subsidiaries                                                    -            2,625
    Increase in other assets                                                                      (250)            (308)
    Proceeds from sale of property and equipment                                                    11            2,510
    Proceeds from sale of subsidiaries and business assets                                           -            1,106
    Payments for property and equipment                                                           (968)          (1,367)
    Cash acquired (net of payments for costs of business acquisitions)                               -              (73)
    Net cash used in discontinued operations                                                        (5)            (493)
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                          331            5,020
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net amounts repaid on notes payable                                                        (27,641)          (5,066)
    Proceeds from long-term debt                                                                 2,000            1,258
    Payments on long-term debt                                                                    (150)          (1,349)
    Proceeds from issuance of debentures                                                        10,035                -
    Other financing costs                                                                         (554)            (276)
    Issuance of common shares                                                                   20,752            1,681
    Collection of notes receivable received for shares issued                                        -            1,156
    Stock issuance costs                                                                          (600)            (312)
    Proceeds from subsidiary issuance of common stock                                              247              631
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                              4,089           (2,277)
------------------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                              (547)           3,468

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                  5,818            3,696
------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                    $   5,271        $   7,164
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

         Originally, the Company entered into distributorship agreements whereby the customer would pay an up-front fee in exchange for the exclusive right to market, promote and sell VeriChip Products within the agreed-upon territory. Under this arrangement, the distribution fee was not credited against or applied towards amounts due for any products subsequently ordered by the distributor. However, it soon became clear that there was more realizable value via a relationship where distributors could apply up-front monies in exchange for product. We found that distributors expressed reluctance to pay fees without receiving a tangible product in return. After time, it became clear that the standard for entrants into comparable unestablished marketplaces was to not charge up-front fees. In an effort to retain our customer base, management redefined its business strategy and amended its existing contracts to stipulate that $1.00 of up-front money would be allocated to the distribution fee, and the remaining amounts were customer deposits, which were applied against future purchases of VeriChip microchips and scanners.

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

The advantage to this was that the customer was able to receive a tangible product to directly supply to the resellers, as opposed to fronting additional money to purchase additional product.


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

         Subject to certain exempt transactions, including among others the issuances of shares in connection with stock options, share issuances under severance agreements with former executives, exercises of warrants currently outstanding including the Warrants, the conversion of the Debentures and issuances of shares for acquisitions or strategic investments and certain other exempt transactions, the Company is prohibited under the terms of the Agreement to incur, create, guarantee, assume or to otherwise become liable on account of an indebtedness other than with a federally regulated financial institution or to increase any amounts owing under any existing obligations or to issue or sell shares of the Company's common stock or equivalents until December 28, 2003, which is ninety (90) days after

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)
the effective date of the registration statement registering the Company's common shares underlying the Debentures and Warrants or until such time as the Purchasers no longer hold any debentures. In addition, each Purchaser has the right of first refusal with regard to any financings made by the Company in shares of its common stock or common stock equivalents until such time as the Purchaser no longer holds any Debentures.

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
                                             ==================================================================================

Income (loss) from continuing operations
  before taxes, minority interest,
  (gain) losses attributable to capital
  transactions of subsidiary                    $   481       $(2,625)       $ (108)    $   44      $   (73)        $ (2,281)
                                             ==================================================================================

Total assets                                    $40,618       $70,920        $9,228     $2,737      $(6,900)        $116,603
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
                                             ==================================================================================

Income (loss) from continuing operations
  before income taxes, minority interest,
  (gain) losses attributable to capital
  transactions of subsidiary and equity
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
                                             ==================================================================================

Income (loss) from continuing operations
  before taxes, minority interest,
  (gain) losses attributable to capital
  transactions of subsidiary                    $   974       $(5,038)       $  (731)   $  373       $33,158        $ 28,736
                                             ==================================================================================

Total assets                                    $40,618       $70,920        $ 9,228    $2,737       $(6,900)       $116,603
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
                                             ==================================================================================

Income (loss) from continuing operations
  before income taxes, minority interest,
  (gain) losses attributable to capital
  transactions of subsidiary and equity
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

     The following is a breakdown of the Company's revenue by segment and type of product and service:

                                                            THREE-MONTHS ENDED SEPTEMBER 30,
                                                                   (IN THOUSANDS)
                                            ----------------------------------------------------------
                                                          2003                          2002
                                                          ----                          ----
                                            ----------------------------------------------------------
                                             Product   Service     Total   Product   Service     Total
                                             -------   -------     -----   -------   -------     -----
ADVANCED TECHNOLOGY
Voice, data and video telecommunications
 networks                                     $8,064    $1,182    $9,246    $6,397    $1,204    $7,600
Call center and customer relationship
 management software                             243     1,314     1,557       178     1,053     1,231
Networking products and services                   -         -         -        97       222       319
Website design and Internet access                84       241       326       329       491       820
Implantable verification chip                    123         -       123        18         -        18
                                            ----------------------------------------------------------
     Total                                    $8,514    $2,737   $11,251    $7,019    $2,969    $9,989
                                            ==========================================================

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                           THREE-MONTHS ENDED SEPTEMBER 30,
                                                                  (IN THOUSANDS)
                                            ----------------------------------------------------------
                                                          2003                          2002
                                                          ----                          ----
                                            ----------------------------------------------------------
                                             Product   Service     Total   Product   Service     Total
                                             -------   -------     -----   -------   -------     -----
DIGITAL ANGEL CORPORATION
Animal Applications                           $4,167    $1,192    $5,359    $5,887      $267    $6,154
GPS and Radio Communications                   2,526         -     2,526     2,506         -     2,506
Wireless and Monitoring                            -       125       125         -       335       335
Medical Systems                                  139       195       334       387       224       611
Inter-segment revenue-product                    (18)        -       (18)       16         -        16
                                            ----------------------------------------------------------
     Total                                    $6,814    $1,512    $8,326    $8,796      $826    $9,622
                                            ==========================================================

                                                            THREE-MONTHS ENDED SEPTEMBER 30,
                                                                   (IN THOUSANDS)
                                            ----------------------------------------------------------
                                                          2003                          2002
                                                          ----                          ----
                                            ----------------------------------------------------------
                                             Product   Service     Total   Product   Service     Total
                                             -------   -------     -----   -------   -------     -----
INFOTECH USA, INC.
Computer hardware                             $3,419        $-    $3,419    $3,850        $-    $3,850
Computer services                                  -       806       806         -       691       691
                                            ----------------------------------------------------------
     Total                                    $3,419      $806    $4,225    $3,850      $691    $4,541
                                            ==========================================================

                                                            THREE-MONTHS ENDED SEPTEMBER 30,
                                                                   (IN THOUSANDS)
                                            ----------------------------------------------------------
                                                          2003                          2002
                                                          ----                          ----
                                            ----------------------------------------------------------
                                             Product   Service     Total   Product   Service     Total
                                             -------   -------     -----   -------   -------     -----
ALL OTHER
Telephony systems                                 $-        $-        $-        $-        $-        $-
Software development and applications              -         -         -         -         -         -
Networking products and services                   -         -         -         -         -         -
                                            ----------------------------------------------------------
     Total                                        $-        $-        $-        $-        $-        $-
                                            ==========================================================

                                                             NINE-MONTHS ENDED SEPTEMBER 30,
                                                                    (IN THOUSANDS)
                                            ----------------------------------------------------------
                                                          2003                          2002
                                                          ----                          ----
                                            ----------------------------------------------------------
                                             Product   Service     Total   Product   Service     Total
                                             -------   -------     -----   -------   -------     -----
ADVANCED TECHNOLOGY
Voice, data and video telecommunications
 networks                                    $21,619    $3,553   $25,172   $18,466    $3,632   $22,098
Call center and customer relationship
 management software                             505     3,764     4,269       690     3,915     4,605
Networking products and services                   -         -         -       326       862     1,188
Website design and Internet access               373       986     1,359       950     1,546     2,496
Implantable verification chip                    271         -       271        18         -        18
                                            ----------------------------------------------------------
     Total                                   $22,768    $8,303   $31,071   $20,451    $9,954   $30,405
                                            ==========================================================

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                            NINE-MONTHS ENDED SEPTEMBER 30,
                                                                    (IN THOUSANDS)
                                            ----------------------------------------------------------
                                                          2003                          2002
                                                          ----                          ----
                                            ----------------------------------------------------------
                                             Product   Service     Total   Product   Service     Total
                                             -------   -------     -----   -------   -------     -----
DIGITAL ANGEL CORPORATION
Animal Applications                          $17,157    $1,192   $18,349   $16,314      $442   $16,756
GPS and Radio Communications                   7,933         -     7,933     7,622         -     7,622
Wireless and Monitoring                            -       284       284         -     1,215     1,215
Medical Systems                                  726       811     1,537       803       378     1,181
Inter-segment revenue-product                   (106)        -      (106)      (63)        -       (63)
                                            ----------------------------------------------------------
     Total                                   $25,710    $2,287   $27,997   $24,676    $2,035   $26,711
                                            ==========================================================


                                                            NINE-MONTHS ENDED SEPTEMBER 30,
                                                                    (IN THOUSANDS)
                                            ----------------------------------------------------------
                                                          2003                          2002
                                                          ----                          ----
                                            ----------------------------------------------------------
                                             Product   Service     Total   Product   Service     Total
                                             -------   -------     -----   -------   -------     -----
INFOTECH USA, INC.
Computer hardware                             $8,686        $-    $8,686   $17,670        $-   $17,670
Computer services                                  -     2,043     2,043         -     2,171     2,171
                                            ----------------------------------------------------------
     Total                                    $8,686    $2,043   $10,729   $17,670    $2,171   $19,841
                                            ==========================================================

                                                            NINE-MONTHS ENDED SEPTEMBER 30,
                                                                    (IN THOUSANDS)
                                            ----------------------------------------------------------
                                                          2003                          2002
                                                          ----                          ----
                                            ----------------------------------------------------------
                                             Product   Service     Total   Product   Service     Total
                                             -------   -------     -----   -------   -------     -----
ALL OTHER
Telephony systems                                 $-        $-        $-        $-        $-        $-
Software development and applications              -         -         -     1,014       375     1,388
Networking products and services                   -         -         -         -         -         -
                                            ----------------------------------------------------------
     Total                                        $-        $-        $-    $1,014      $375    $1,389
                                            ==========================================================




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

         Gains where realized and losses on issuance of shares of stock by the Company's consolidated subsidiary, Digital Angel Corporation, are reflected in the consolidated statement of operations. The Company determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel Corporation was appropriate since the shares issued to date were not sales of unissued shares in a public offering, the Company does not plan to reacquire the shares issued and the value of the proceeds could be objectively determined. During the nine-months ended September 30, 2002, the Company recorded a net loss of $0.4 million, comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million pre-merger Digital Angel options (representing the difference between the carrying amount of the Company's pro-rata share of the investment in pre-merger Digital Angel and the exercise price of the options) and a gain of approximately $4.7 million from the deemed sale of 22.85% of the AWG, as a result of the merger with MAS. During the three-months ended September 30, 2003 and 2002, and the nine-months ended September 30, 2003 and 2002, the Company recorded a net gain (loss) of $0.3 million, ($0.4) million, ($0.9) million and ($4.2) million, respectively, on the issuances of 0.1 million, 0.1 million, 0.5 million and 1.0 million shares of Digital Angel Corporation common stock, respectively, resulting primarily from the exercise of Digital Angel Corporation stock options. The gain (loss) represents the difference between the carrying amount of the Company's pro-rata share of its investment in Digital Angel Corporation and the net proceeds from the issuances of the stock and other changes in the minority interest ownership as follows:

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)



                                                       FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                      ----------------------------------------------
                                                          2003      2002         2003      2002
                                                      ----------------------------------------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Issuances of common stock for stock option
 exercises                                                 106        60          484     2,452
Issuances of common stock for services                      --        --           --        38
                                                      ==============================================
Total issuances of common stock                            106        60          484     2,490
                                                      ==============================================
Proceeds from stock issuances                              $14       $30         $238      $855
                                                      ==============================================
Average price per share                                  $0.13     $0.50        $0.49     $0.24
                                                      ==============================================
Beginning ownership percentage of Digital
 Angel Corporation                                       72.87%    74.25%       73.91%   100.00%
Ending ownership percentage of Digital
 Angel Corporation (1)                                   72.57%    74.08%       72.57%    74.08%

Change in ownership percentage                            0.30%     0.17%        1.34%    25.92%
Loss on issuances of stock by Digital
 Angel Corporation                                        $103      $128         $324    $7,375
Gain on the sale of AWG (1)                                 --        --           --    (4,755)
                                                      ==============================================

Net loss on capital transactions of subsidiary (2)        $103      $128         $324    $2,620
                                                      ==============================================

(Gain) loss attributable to changes in minority
 interest as a result of capital transactions of
 subsidiary(2)                                           $(371)     $234         $577    $2,024
                                                      ==============================================

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

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

         Share Exchange Agreement
         ------------------------

         On August 14, 2003, the Company entered into a Share Exchange Agreement with Digital Angel Corporation. The Share Exchange Agreement represents a strategic investment by the Company, whereby the Company is increasing its ownership interest in Digital Angel Corporation. The Company believes that Digital Angel Corporation's common stock is currently undervalued, and the Company desires to maintain a controlling interest in Digital Angel Corporation. Therefore, the Company considers an additional investment in Digital Angel Corporation to be a strategically advantageous undertaking. The Share Exchange Agreement provides for the Company to purchase 3.0 million shares of Digital Angel Corporation's common stock at $2.64 per share and for the Company to receive a warrant to purchase up to 1.0 million shares of Digital Angel Corporation's common stock. Upon closing of the transaction, the Company will own approximately 74.2% of the outstanding shares of Digital Angel Corporation's common stock, provided that Laurus has not exercised its rights of conversion as more fully discussed in Note 4. The aggregate purchase price for the 3.0 million shares is $7.9 million. The purchase price is payable in shares of the Company's common stock equal to the aggregate purchase price divided by the average of the volume weighted average price of the Company's common stock for the ten trading days immediately proceeding the closing date (the "Per Share Exchange Price"). Under the terms of the Share Exchange Agreement, the closing date is scheduled to occur on the business day following the effective date of the registration statement filed with the SEC on October 6, 2003, registering the Company's common stock to be issued to Digital Angel Corporation in payment of the 3.0 million shares. If the Per Share Exchange Price is less than $0.40, the Company has the option to postpone the closing date for a period not to exceed thirty calendar days or to terminate the Share Exchange Agreement. The warrant gives the Company the right to purchase a total of 1.0 million shares of Digital Angel Corporation's common stock for a period of five years from February 1, 2004. The exercise price of the warrant will be equal to the daily volume weighted average price of Digital Angel Corporation's common stock for the first 10 consecutive trading days of 2004 starting on January 2, 2004. Digital Angel Corporation has granted a five-year warrant to the Debenture holders to acquire up to 0.5 million shares of its common stock at an exercise price of $2.64 per share. The warrant was issued in consideration for a waiver from the Debenture holders allowing the Company to register the shares being issued in connection with this transaction. The value of the warrant of $0.8 million has been included in interest expense during the three- and nine-months ended September 30, 2003.

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

         On September 5, 2003, Digital Angel Corporation announced that Randolph Geissler resigned from his position of Chief Executive Officer of Digital Angel Corporation and that Mr. Geissler had accepted the position of Chief Executive Officer of the Animal Applications and Information/Medical Divisions. In accepting the new position, Mr. Geissler voluntarily agreed to terminate his existing

                       APPLIED DIGITAL SOLUTIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)
employment agreement with Digital Angel Corporation, which included a change-of-control triggering event provision that would have required a minimum cash payment of $4.0 million to Mr. Geissler. In his new position, Mr. Geissler has been granted a stock option of 1.0 million shares of Digital Angel Corporation common stock at the current market price. Kevin McLaughlin, the Company's President and Chief Operating Officer, was named Interim Chief Executive Officer of Digital Angel Corporation. Mr. Geissler resigned from Digital
Angel Corporation effective November 6, 2003. In addition, on September 12, 2003, Michael Zarriello, a member of the Company's Board of Directors, was appointed to the Board of Directors of Digital Angel Corporation.

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

         On August 14, 2003, we entered into a Share Exchange Agreement with Digital Angel Corporation. The Share Exchange Agreement represents a strategic investment in Digital Angel

Corporation, whereby we are increasing our ownership interest. It provides for us to purchase 3.0 million shares of Digital Angel Corporation's common stock at $2.64 per share and for us to receive a warrant to purchase up to
1.0 million shares of Digital Angel Corporation's common stock. The purchase price will be paid in shares of our common stock. The Share Exchange Agreement is more fully described in Note 7 to the condensed consolidated financial statements.

         On October 29, 2003, we announced that we had submitted a 510(k) application to the FDA seeking the FDA's permission to market VeriChip's healthcare information applications in the United States. The FDA's ruling in October 2002, that VeriChip is a regulated medical devise when marketed to provide information to assist in the diagnosis or treatment of injury or illness, necessitated the 510(k) submission. The timetable for the FDA review process is not defined and we understand that the entire process could take several months or more to run its course. Assuming clearance is obtained from the FDA, we plan to market VeriChip's family of healthcare information applications in the United States using the VeriMed(TM) product name. We believe that our ability to market VeriChip for medical applications will significantly increase our revenues from this product.

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

         (Loss) income from continuing operations before taxes, minority interest, (gain) losses attributable to capital transactions of subsidiary and equity in loss of affiliate from each of our segments during the three and nine-months ended September 30, 2003 and 2002, was as follows (we evaluate performance based on stand-alone segment operating income as presented below):

                                                               THREE-MONTHS ENDED               NINE-MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                                 (In thousands)                   (In thousands)
                                                          -----------------------------     ---------------------------
                                                               2003           2002              2003          2002
                                                               ----           ----              ----          ----
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES,
MINORITY INTEREST, (GAIN) LOSSES ATTRIBUTABLE TO CAPITAL
TRANSACTIONS OF SUBSIDIARY AND EQUITY IN LOSS OF
AFFILIATE BY SEGMENT:

     ADVANCED TECHNOLOGY                                        $481           $(90)             $974          $(113)
     DIGITAL ANGEL CORPORATION (1)                            (2,625)          (976)           (5,038)        (4,250)
     INFOTECH USA, INC.                                         (108)           (33)             (731)           (62)
     ALL OTHER                                                    44            (27)              373            117
     CORPORATE / ELIMINATIONS (1)                                (73)        (4,482)           33,158        (41,235)
                                                          --------------- -------------     ------------- -------------
     TOTAL                                                   $(2,281)       $(5,608)          $28,736       $(45,543)
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
                                                                                            ==================

         Our significant sources of cost of products and services sold (exclusive of depreciation and amortization shown separately below) and cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue by product type for the nine-months ended September 30, 2003, were as follows:

                                                                                       COST OF             COST OF
                                                                                     PRODUCTS AND        PRODUCTS AND
                                                                                    SERVICES SOLD       SERVICES SOLD
                                                                                    (EXCLUSIVE OF        (EXCLUSIVE
                                                                                     DEPRECIATION      OF DEPRECIATION
                                                                                         AND           AND AMORTIZATION
COST OF PRODUCTS AND SERVICES SOLD (EXCLUSIVE OF DEPRECIATION AND                    AMORTIZATION      SHOWN SEPARATELY
AMORTIZATION SHOWN SEPARATELY BELOW) AND COST OF PRODUCTS AND SERVICES             SHOWN SEPARATELY      BELOW) AS A
SOLD (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN SEPARATELY BELOW)                BELOW)            PERCENTAGE
AS A PERCENTAGE OF REVENUE BY PRODUCT TYPE:                                         (IN THOUSANDS)        OF REVENUE
-------------------------------------------                                         --------------        ----------

Sales of voice, data and video telecommunications networks to government
  agencies                                                                              $20,246             80.4%
Visual identification tags and implantable microchips for the companion
  animal, livestock, laboratory animal, fish and wildlife markets                        10,437             56.9%
Sales of IT hardware and services from our InfoTech USA, Inc. segment                     8,919             83.1%
GPS enabled search and rescue equipment, intelligent communications
  products and services for telemetry, mobile data and radio communications               4,062             51.2%
Other products and services                                                               3,680             48.3%
                                                                                ---------------- -----------------
Total                                                                                   $47,344             67.8%
                                                                                ================ =================


         A breakdown of our revenues and cost of products and services sold (exclusive of depreciation and amortization shown separately below) from continuing operations by segment for the three and nine-months ended September 30, 2003 and 2002, is presented under the heading "Results of Continuing Operations", beginning on page 46.

         We hope to continue to grow our revenues. We see a possible increase in sales of voice, data and video telecommunications networks to government agencies due to being awarded additional government contracts, such as the CONNECTIONS contract that we were awarded in January 2003. We anticipate an increase in sales of visual identification tags and implantable microchips to the companion animal, livestock, laboratory animal, fish and wildlife markets, and the expansion of our visual identification tags and implantable microchip product lines into new products such as our Bio-Thermo product.
Also, we believe that concerns over the safety and source of animal and other food sources will increase the markets for Digital Angel Corporation's products. We expect revenue from our InfoTech USA, Inc. segment to decrease as we shift our focus from sales of certain computer hardware products, which have higher cost of products (exclusive of depreciation and amortization) as a percentage of revenue, to sales of products and technology services which have lower cost of products and services sold (exclusive of depreciation and amortization) as a percentage of revenue. Overall, in the short-term our cost of products and services sold (exclusive of depreciation and amortization) as a percentage of revenue will most likely increase as a result of competitive pressures. However, we are hoping that our cost of products and services sold

(exclusive of depreciation and amortization) as a percentage of revenue will decrease once we begin selling significant quantities of our advanced technology products. To date, we have not recorded any significant revenues from our advanced technology products.

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

                                                                        ----------------------   ----------------------
                                                                            RELATIONSHIP TO          RELATIONSHIP TO
                                                                                REVENUE                  REVENUE
                                                                          THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                                                             SEPTEMBER 30,            SEPTEMBER 30,
                                                                        ----------------------   ----------------------
                                                                            2003        2002        2003         2002
                                                                            ----        ----        ----         ----
                                                                              %           %           %            %
                                                                              -           -           -            -
Product revenue                                                             78.8        81.4         81.9        81.4
Service revenue                                                             21.2        18.6         18.1        18.6
                                                                        ----------------------   ----------------------
Total revenue                                                              100.0       100.0        100.0       100.0
Cost of products sold (exclusive of depreciation
   and amortization shown separately below)                                 62.9        54.7         60.5        56.9
Cost of services sold                                                        6.5         8.1          7.3         8.3
                                                                        ----------------------   ----------------------
Total cost of products and services sold
    (exclusive of depreciation and amortization
    shown separately below)                                                 69.4        62.8         67.8        65.2
                                                                        ----------------------   ----------------------
Selling, general and administrative expenses                                21.3        30.7         67.3        69.7
Research and development                                                     7.7         3.6          6.4         3.2
Depreciation and amortization                                                2.5         5.2          2.6         4.8
Asset impairment                                                              --          --           --         1.0
Interest and other income                                                   (1.0)       (3.0)        (1.0)       (1.8)
Loss (gain) on forgiveness of debt                                           1.9          --       (100.2)         --
Interest expense                                                             7.8        23.9         15.9        16.0
                                                                        ----------------------   ----------------------
(Loss) income from continuing operations before taxes,
   minority interest, (gain) losses attributable to capital
   transactions of subsidiary and equity in net loss
   of affiliate                                                             (9.6)      (23.2)        41.2       (58.1)
(Benefit) provision for income taxes                                        (0.1)        0.4          1.1         0.2
                                                                        ----------------------   ----------------------
(Loss) income from continuing operations before minority
   interest, (gain) losses on capital transactions of
   subsidiary and equity in net loss of affiliate                           (9.5)      (23.6)        40.1       (58.3)
Minority interest                                                           (3.1)       (1.3)        (2.4)       (1.0)
Net loss on capital transactions of subsidiary                               0.4         0.5          0.5         3.3
(Gain) loss attributable to changes in minority interest as a
   result of capital transactions of subsidiary                             (1.5)        1.0          0.8         2.6
Equity in net loss of affiliate                                               --          --           --         0.4
                                                                        ----------------------   ----------------------
(Loss) income from continuing operations                                    (5.3)      (23.8)        41.2       (63.6)
Change in estimate on loss on disposal and operating losses
   during the phase out period                                               0.4        (0.5)        (0.7)        0.1
                                                                        ----------------------   ----------------------
Net (loss) income                                                           (4.9)      (24.3)        40.5       (63.5)
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

         InfoTech USA, Inc. segment's revenue decreased $0.3 million and $9.1 million in the three and nine-months ended September 30, 2003, respectively, when compared to the amounts for the three and nine-month ended September 30, 2002. Product revenue decreased by $0.4 million, or 11.2%, and service revenue increased by $0.1 million, or 16.6%, in the three-months ended September 30, 2003, as compared to the three-months ended September 30, 2002. Product revenue decreased by $9.0 million, or 50.8%, and service revenue decreased by $0.1 million, or 5.9%, in the nine-months ended September 30, 2003, as compared to the nine-months ended September 30, 2002. We attribute the decreases in product revenue for both periods and the decrease in service revenue during the nine-months ended September 30, 2003, primarily to a continued soft market for both product sales and service sales, and also to our decision in April 2002 to cease selling some of our computer hardware and focus on selling products and related technical services with lower cost of products and services sold (exclusive of depreciation and amortization) as a percentage of revenue. The computer hardware products were mid-range Unix based computers with higher cost of products and services sold (exclusive of depreciation and amortization) as a percentage of revenue, and which offered little opportunity for adjunct sales of related technical services. InfoTech USA, Inc.'s current offering of products and related technical services with lower cost of products and services sold (exclusive of depreciation and amortization) as a percentage of revenue include Intel based computers and servers, which provide InfoTech USA, Inc. with an opportunity to provide add-on technical services, which have lower cost of products and services sold (exclusive of depreciation and amortization) as a percentage of revenue. We attribute the increase in services revenue for the three-months ended September 30, 2003, to an increase in sales requiring technical services. These services included installation and configuration of an enterprise storage area network.

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

     COST OF PRODUCTS AND SERVICES SOLD (EXCLUSIVE OF
DEPRECIATION AND AMORTIZATION SHOWN SEPARATELY BELOW)

     Cost of products and services sold (exclusive of depreciation and amortization shown separately below) from continuing operations for the three-months ended September 30, 2003, increased $1.3 million, or 8.6%, to $16.5 million from $15.2 million for the three-months ended September 30, 2002. Cost of products and services sold (exclusive of depreciation and amortization shown separately below) from continuing operations for the nine-months ended September 30, 2003, decreased $3.8 million, or 7.4%, to $47.3 million from $51.1 million for the nine-months ended September 30, 2002. Cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue was 69.4% and 67.8% of revenue, respectively, for the three and nine-months ended September 30, 2003, and 62.8% and 65.2% of revenue, respectively, for the three and nine-months ended September 30, 2002.

     Cost of products and services sold (exclusive of depreciation and amortization shown separately below) from continuing operations during the three and nine-months ended
September 30, 2003 and 2002, by segment was as follows:

                                                     THREE-MONTHS ENDED SEPTEMBER 30,
                                                            (IN THOUSANDS)
                                   -------------------------------------------------------------------
                                               2003                                    2002
                                               ----                                    ----
                                   -------------------------------------------------------------------
                                   Product   Service     Total             Product   Service     Total
                                   -------   -------     -----             -------   -------     -----
Advanced Technology                 $7,720      $806    $8,526              $5,580    $1,205    $7,055
Digital Angel Corporation            4,360       186     4,546               4,378       370     4,748
InfoTech USA, Inc.                   2,888       570     3,458               3,005       360     3,365
All Other                               --        --        --                  --        --        --
Corporate / Eliminations                --        --        --                  --        --        --
                                   -------------------------------------------------------------------
Total                              $14,968    $1,562   $16,530             $13,233    $1,935   $15,168
                                   ===================================================================




                                                     NINE-MONTHS ENDED SEPTEMBER 30,
                                                           (IN THOUSANDS)
                                   -------------------------------------------------------------------
                                               2003                                    2002
                                               ----                                    ----
                                   -------------------------------------------------------------------
                                   Product   Service     Total             Product   Service     Total
                                   -------   -------     -----             -------   -------     -----
Advanced Technology                $19,910    $2,982   $22,892             $15,774    $4,403   $20,177
Digital Angel Corporation           14,736       797    15,533              13,445       936    14,381
InfoTech USA, Inc.                   7,566     1,353     8,919              15,174     1,161    16,335
All Other                               --        --        --                 188        36       224
Corporate / Eliminations                --        --        --                  --        --        --
                                   -------------------------------------------------------------------
Total                              $42,212    $5,132   $47,344             $44,581    $6,536   $51,117
                                   ===================================================================


     Cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue from continuing operations during the three and nine-months ended September 30, 2003 and 2002, by segment was as follows:


                                                     THREE-MONTHS ENDED SEPTEMBER 30,
                                   -------------------------------------------------------------------
                                               2003                                    2002
                                               ----                                    ----
                                   -------------------------------------------------------------------
                                   Product   Service     Total             Product   Service     Total
                                   -------   -------     -----             -------   -------     -----
                                         %         %         %                   %         %         %
                                         -         -         -                   -         -         -
Advanced Technology                   90.7      29.4      75.8                83.3      40.6      70.6
Digital Angel Corporation             64.0      12.3      54.6                49.8      44.8      49.3
InfoTech USA, Inc.                    84.5      70.7      81.8                78.1      52.1      74.1

All Other                               --        --        --                  --        --        --

Corporate / Eliminations                --        --        --                  --        --        --
                                   -------------------------------------------------------------------
Total                                 78.8      30.9      69.4                67.3      43.0      62.8
                                   ===================================================================


                                                     NINE-MONTHS ENDED SEPTEMBER 30,
                                   -------------------------------------------------------------------
                                               2003                                    2002
                                               ----                                    ----
                                   -------------------------------------------------------------------
                                   Product   Service     Total             Product   Service     Total
                                   -------   -------     -----             -------   -------     -----
                                         %         %         %                   %         %         %
                                         -         -         -                   -         -         -
Advanced Technology                   87.4      35.9      73.7                77.1      44.2      56.4
Digital Angel Corporation             57.3      34.8      55.5                54.5      46.0      53.8
InfoTech USA, Inc.                    87.1      66.2      83.1                85.9      53.5      82.3
All Other                               --        --        --                18.5       9.6      16.1
Corporate / Eliminations                --        --        --                  --        --        --
                                   -------------------------------------------------------------------
Total                                 73.8      40.6      67.8                69.9      44.8      65.2
                                   ===================================================================



     Advanced Technology segment's cost of products and services sold (exclusive of depreciation and amortization shown separately below) increased $1.5 million in the three-months ended September 30, 2003, and cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue increased to 75.8% from 70.6% when compared to the three-months ended September 30 2002. Cost of products and services sold (exclusive of depreciation and amortization shown separately below) increased $2.7 million in the nine-months ended September 30, 2003, and cost of products and services (exclusive of depreciation and amortization shown separately below) sold as a percentage of revenue increased to 73.7% from 56.4% when compared to the nine-months ended September 30, 2002.
We attribute the increase in cost of products and services (exclusive of depreciation and amortization shown separately below) sold and in cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue in the three and nine-months ended September 30, 2003, primarily to higher costs associated with government contract sales. We anticipate that our costs associated with government contract sales will continue to range from 75.0% to 80.0% of revenue in the future.

     Digital Angel Corporation segment's cost of products and services sold (exclusive of depreciation and amortization shown separately below) decreased $0.2 million in the three-months ended September 30, 2003, as compared to the three-months ended September 30, 2002, and cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue increased to 54.6% in the three-months ended September 30, 2003, from 49.3% in the three-months ended September 30, 2002. Cost of products and services sold

(exclusive of depreciation and amortization shown separately below) increased $1.2 million in the nine-months ended September 30, 2003, as compared to the nine-months ended September 30, 2002, while cost of products and services (exclusive of depreciation and amortization shown separately below) as a percentage of revenue increased to 55.5% in the nine-months ended September 30, 2003, from 53.8% in the nine-months ended September 30, 2002. We attribute the decrease in cost of products and services sold (exclusive of depreciation and amortization shown separately below) for the three-months ended September 30, 2003, primarily to the reduced sales of our companion animal microchips during the period. We attribute the increase in cost of products and services sold (exclusive of depreciation and amortization shown separately below) for the nine-months ended September 30, 2003, primarily to the previously mentioned increase in revenue from sales to our fish and wildlife industry customers products. We attribute the increases in cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue primarily to increased overhead expenses at our Animal Applications division. We expect our cost of products and services (exclusive of depreciation and amortization shown separately below) as a percentage of revenue to remain the same in the future.

     InfoTech USA, Inc. segment's cost of products and services sold (exclusive of depreciation and amortization shown separately below) increased $0.1 million in the three-months ended September 30, 2003, as compared to the three-month ended September 30, 2002, and cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue increased to 81.8% in the three-months ended September 30, 2003, from 74.1% in the three-months ended September 30, 2002. Cost of products and services sold (exclusive of depreciation and amortization shown separately below) decreased $7.4 million in the nine-months ended September 30, 2003, as compared to the three-months ended September 30, 2002, and cost of products and services sold (exclusive of depreciation and amortization shown separately below) as a percentage of revenue remained relatively constant at 83.1% in the nine-months ended September 30, 2003, versus 82.3% in the nine-months ended September 30, 2002. The decrease in cost of products and services sold (exclusive of depreciation and amortization shown separately below) during the nine-months ended September 30, 2003, was primarily due to a change in product mix toward lower cost products.

     All Other had no cost of products and services sold (exclusive of depreciation and amortization shown separately below) for the three-months ended September 30, 2003 and 2002, and the nine-months ended September 30, 2003, compared to cost of products and services sold (exclusive of depreciation and amortization shown separately below) of $0.2 million during the nine-months ended September 30, 2002, due to the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

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

         We believe that we will be able to generate sufficient revenues related cash flow in the next twelve months from the Advanced Technology segment to cover the operating expenses of this segment as well as our corporate overhead (exclusive of the corporate overhead of Digital Angel Corporation and InfoTech USA, Inc.). The primary source of revenue for the Advanced Technology segment is Computer Equity Corporation.
For the nine-months ended September 30, 2003, the Advanced Technology segment reported gross revenue of $31.1 million. Of this amount, Computer Equity Corporation represented $25.2 million or 81.3% of the total revenue. The future revenue outlook for Computer Equity Corporation appears to be positive. In January 2003, Computer Equity Corporation's wholly owned subsidiary, GTI, was one of seventeen companies awarded the federal government's CONNECTIONS contract, which replaced the previous WACS contract. The CONNECTIONS contract has a three-year base term and five successive one-year renewal options. The CONNECTIONS contract is similar to the WACS contract in that it will allow Computer Equity Corporation to provide government agencies with equipment and services for campus and building communications networks and related infrastructure without the need to follow the full procurement process for a new contract. During the remainder of 2003 and beyond our focus will be to generate significant revenue and cash flow from our advanced technology products. We hope to realize positive cash flow in the next twelve months and beyond as these products gain customer acceptance and awareness throughout the world.

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

         As of November 12, 2003, there were 406,491,500 shares of our common stock outstanding. Since January 1, 2001, we have issued a net aggregate of 305,004,799 shares of common stock, of which 97,261,634 shares were issued in connection with acquisitions of businesses and assets, 64,810,635 shares were issued upon conversion of our Series C preferred stock, 50,000,000 shares were issued in connection with an offering of our common stock on a best efforts basis through the efforts of a placement agent J.P. Carey Securities, Inc. under the terms of a placement agency agreement, an aggregate of 21,965,584 shares were issued in connection with our current offering up to 30,000,000 shares of our common stock on a best efforts basis through the efforts of our placement agent, J.P. Carey

Securities, Inc. and 23,765,779 shares have been issued to date upon conversion of the Debentures. In addition, our shareholders have approved the issuance of 68.3 million shares of our common stock in connection with three severance agreements with our former officers and directors (7.5 million of which are reflected as outstanding at November 12, 2003), the remaining principal amount of the Debentures are convertible into shares of our common stock (or exchangeable into the shares of common stock of Digital Angel Corporation that we own) at the option of the Debenture holders, and on August 14, 2003, we entered into a Share Exchange Agreement with Digital Angel Corporation whereby we have agreed to issue up to 19,800,000 shares of our common stock, subject to closing conditions.

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

         IF WE DO NOT PREVAIL IN ONGOING LITIGATION WE MAY BE REQUIRED TO PAY SUBSTANTIAL DAMAGES.

         In addition to the litigation described under Legal Proceedings beginning on page 75, we are party to various legal actions as either plaintiff or defendant in the ordinary course of business. The ultimate outcome of these actions and the estimates of the potential future impact on our financial position, cash flows or results of operations for these proceedings could have a material adverse effect on our business. In addition, we will continue to incur additional legal costs in connection with pursuing and defending such actions.

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

         (b) Internal Control Over Financial Reporting

         There have not been any changes in the Company's internal controls over financial reporting identified in connection with an evaluation thereof that occurred during the Company's third fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

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

         On May 29, 2001, Janet Silva, individually and as Guardian ad Litem for Jonathan Silva, a minor, and the Estate of Clarence William Silva, Jr. (collectively, "Plaintiffs") filed suit against Customized Services Administrators, Incorporated ("CSA"), Pricesmart, Inc. ("Pricesmart"), Commercial
                                     75

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

  10.39 Share Exchange Agreement between Applied Digital Solutions, Inc. and Digital Angel Corporation dated August 14, 2003 (incorporated herein by reference to Exhibit 10.39 to the registrant's
         Registration Statement on Form S-1 (File No. 333-109512) filed with the Commission on October 6, 2003)

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

  10.43 Form of letter agreement between Applied Digital Solution, Inc. and each of the Purchasers (incorporated herein by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K filed with the Commission on November 14, 2003)

  10.44 Letter Agreement between Applied Digital Solutions, Inc. and G.A. Sullivan, Inc. (incorporated herein by reference to Exhibit 10.30 of the registrant's Annual Report on Form 10-K/A for the year ended December 31, 2003, filed with the Commission on February 17, 2004)

  10.45 Amendment to Letter Agreement between Applied Digital Solutions, Inc. and G.A. Sullivan (incorporated herein by reference to Exhibit
         10.45 to the registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-109512) filed with the Commission on February 17, 2004)

  10.46 International Distribution Agreement, dated March 8, 2003, by and between Verichip Corporation and the Company La Font LTDA (incorporated herein by reference to Exhibit 10.31 of the registrant's Annual Report on Form 10K/A for the year ended December 31, 2002, filed with the Commission on December 11, 2003)

  10.47 International Distribution Agreement, dated May 30, 2003, by and between Verichip Corporation and RussGPS, Ltd. (incorporated herein by reference to Exhibit 10.41 of the registrant's Quarterly Report on Form 10-Q/A for the period ended June 30, 2003, filed with the Commission on December 11, 2003)

  10.48 Securities Purchase Agreement dated May 8, 2003 by and between Applied Digital Solutions, Inc. and Cranshire Capital, L.P. (incorporated herein by reference to Exhibit 10.48 to the registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-109512) filed with the Commission on February 17, 2004)

  10.49 Securities Purchase Agreement dated May 8, 2003 by and between Applied Digital Solutions, Inc. and Magellan International Ltd. (incorporated herein by reference to Exhibit 10.49 to the registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-109512) filed with the Commission on February 17, 2004)

  10.50 Securities Purchase Agreement, dated May 22, 2003, by and between Applied Digital Solutions, Inc. and Cranshire Capital, L.P. (incorporated herein by reference to Exhibit 10.50 to the registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-109512) filed with the Commission on February 17, 2004)

  10.51 Securities Purchase Agreement, dated May 22, 2003, by and between Applied Digital Solutions, Inc. and Magellan International Ltd. (incorporated herein by reference to Exhibit 10.51 to the registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-109512) filed with the Commission on February 17, 2004)

  10.52 Securities Purchase Agreement, dated June 4, 2003, by and between Applied Digital Solutions, Inc. and Cranshire Capital, L.P. (incorporated herein by reference to Exhibit 10.52 to the registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-109512) filed with the Commission on February 17, 2004)

  10.53 Securities Purchase Agreement, dated June 4, 2003, by and between Applied Digital Solutions, Inc. and Magellan International Ltd. (incorporated herein by reference to Exhibit 10.53 to the registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-109512) filed with the Commission on February 17, 2004)

  10.54 United States Postal Service Contract, effective June 16, 2003, by and between United States Postal Service and Government Telecommunications, Inc. (incorporated herein by reference to Exhibit 10.54 to the registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-109512) filed with the Commission on February 17, 2004)

  10.55 Blanket Purchase Agreement by and between United States Department of Agriculture and Government Telecommunications, Inc.
         (incorporated herein by reference to Exhibit 10.55 to the registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-109512) filed with the Commission on February 17, 2004)

  10.56 International Distribution Agreement, dated September 10, 2003, by and between VeriChip Corporation and Metro Risk Management LLC, for the territory of Brazil (incorporated herein by reference to Exhibit 10.56 to the registrant's Quarterly Report on Form 10-Q/A for the period ended September 30, 2003 filed with the Commission on December 11, 2003)

  10.57 Master Product Purchasing Agreement, dated September 5, 2003, by and between VeriChip Corporation and Metro Risk Management for the territory of the State of New York (incorporated herein by reference to Exhibit 10.57 to the registrant's Quarterly Report on Form 10-Q/A for the period ended September 30, 2003 filed with the Commission on December 11, 2003)

  10.58 2003 Flexible Stock Plan (incorporated by reference to Appendix E of the registrant's Proxy Statement filed with the Commission on June 10, 2003)

  10.59 International Distribution Agreement, dated September 25, 2002, by and between VeriChip Corporation and Sistemas de Proteccion Integral de Mexico, S.A. de C.V. (incorporated by reference to Exhibit 10.32 of the registrant's Annual Report on Form 10K/A filed with the Commission on December 11, 2003)

  10.60 International Distribution Agreement, dated September 3, 2003, by and between VeriChip Corporation and Metro Risk Management LLC, for the territories including Argentina, Chile, Paraguay, Uruguay and Spain (incorporated herein by reference to Exhibit 10.60 to the registrant's Quarterly Report on Form 10-Q/A for the period ended September 30, 2003 filed with the Commission on December 11, 2003)

  10.61 International Distribution Agreement, dated August 20, 2003, by and between VeriChip Corporation and Metro Risk Management LLC, for the territory of Ecuador (incorporated herein by reference to Exhibit
         10.61 to the registrant's Quarterly Report on Form 10-Q/A for the period ended September 30, 2003 filed with the Commission on December 11, 2003)

  10.62 International Distribution Agreement, dated September 10, 2003, by and between VeriChip Corporation and Metro Risk Management LLC, (incorporated herein by reference to Exhibit 10.56 to the registrant's Quarterly Report on Form 10-Q/A for the period ended June 30, 2003, filed with the Commission on December 11, 2003)

  10.63 Master Product Purchase Agreement, dated September 5, 2003, by and between VeriChip Corporation and Metro Risk Management
         (incorporated herein by reference to Exhibit 10.57 to the registrant's Quarterly Report on Form 10-Q/A for the period ended June 30, 2003, filed with the Commission on December 11, 2003)

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