Form 10-K
period 2003-12-31
APPLIED DIGITAL SOLUTIONS INC
filed 2004-03-15
CIK 924642

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 15, 2004
   ----------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                           ----------------------
                                  FORM 10-K


          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2003
                                     or
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________


                      COMMISSION FILE NUMBER: 000-26020

                       APPLIED DIGITAL SOLUTIONS, INC.
           (Exact name of registrant as specified in its charter)

               MISSOURI                               43-1641533
   (State or other jurisdiction                    (I.R.S. Employer
 of incorporation or organization)                Identification No.)

                        400 ROYAL PALM WAY, SUITE 410
                             PALM BEACH, FLORIDA             33480
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

At March 10, 2004, 502,893,991 shares of our common stock were outstanding. The market value of our common stock held by non-affiliates on March 10, 2004, was $428,353.

Documents Incorporated by Reference:  None.

                              Table of Contents

Item    Description                                                  Page

        Part I

1.      Business                                                       3

2.      Properties                                                    39

3.      Legal Proceedings                                             40

4.      Submission of Matters to a Vote of Security Holders           41

        Part II

5.      Market Price of the Registrant's Common Equity and
         Related Stockholder Matters                                  42

6.      Selected Financial Data                                       44

7.      Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          47

7a.     Quantitative and Qualitative Disclosures About Market
         Risk                                                         82

8.      Financial Statements and Supplementary Data                   82

9.      Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosures                         83

9a.     Controls and Procedures                                       85

        Part III

10.     Directors and Executive Officers of the Registrant            86

11.     Executive Compensation                                        90

12.     Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                   97

13.     Certain Relationships and Related Transactions               103

14.     Principal Accountants Services and Fees                      105

        Part IV

15.     Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K                                                    106

        Signatures                                                   107

        Certifications

PART I

ITEM 1. BUSINESS

   See "Risk Factors" beginning on page 27.

   GENERAL

   We are a Missouri corporation and were incorporated on May 11, 1993. Our business has evolved during the past few years. We grew significantly through acquisitions and since 1996 have completed 51 acquisitions. During the last half of 2001 and during 2002, we sold or closed many of the businesses we had acquired that we believed did not enhance our strategy of becoming an advanced technology development company. These companies were primarily telephone system providers, software developers, software consultants, networking integrators, computer hardware suppliers or were engaged in other businesses or had customer bases that we believed did not promote or complement our current business strategy. As of December 31, 2003, our business operations consisted of the operations of five wholly-owned subsidiaries, which we collectively refer to as the Advanced Technology segment, and two majority-owned subsidiaries, Digital Angel Corporation (AMEX:DOC), and InfoTech USA, Inc. (OTC:IFTH) (formerly SysComm International Corporation). As of December 31, 2003, we owned approximately 66.9% of Digital Angel Corporation and 52.5% of InfoTech USA, Inc.

   Historically we have suffered losses and have not generated positive cash flows from operations. Excluding the effects of a gain on the extinguishment of debt of $70.1 million, we incurred a consolidated loss from continuing operations of $66.5 million for the year ended December 31, 2003. We incurred consolidated losses from continuing operations of $113.9 million and $188.6 million, respectively, for the years ended December 31, 2002 and 2001, and as of December 31, 2003, we had an accumulated deficit of $413.9 million.
Our consolidated operating activities used cash of $11.4 million, $3.9 million and $18.0 million during 2003, 2002 and 2001, respectively. Digital Angel Corporation has suffered losses and has not generated positive cash flows from operations. Digital Angel Corporation incurred losses during 2003, 2002 and 2001, which are presented below. In addition, its operating activities used cash of $4.7 million, $2.7 million and $3.2 million during 2003, 2002 and 2001, respectively.

   The reduced settlement payment of our debt obligations to IBM Credit LLC ("IBM Credit"), the conversion to equity of our obligations under the Debentures, and the sale of 30.0 million shares of our common stock under our 30.0 million share offering, have been major factors mitigating concerns that existed about our ability to continue as a going concern. Our profitability and liquidity depend on many factors including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies. We have established a management plan intending to guide us in achieving profitability and positive cash flows over the twelve months ending December 31, 2003, however, no assurance can be given that such plan will be realized. The major components of our plan are discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources from Continuing Operations."

   BUSINESS SEGMENTS

   As a result of (a) the merger of our 97% owned subsidiary, Digital Angel Corporation, which we referred to herein as pre-merger Digital Angel, and Medical Advisory Systems, Inc. ("MAS") on March 27, 2002, (b) the significant restructuring of our business during 2002 and 2001, and (c) our emergence as an advanced technology development company, we have re-evaluated and realigned our reporting segments. Since January 1, 2002, we operate in three business segments: Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc., formerly SysComm International Corporation. Business units that were part of our continuing operations and that were closed or sold during 2002 and 2001 are reported as All Other. The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of our subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporate/Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions.

   The percentage of our revenues derived from each of our segments during 2003, 2002 and 2001 was as follows:

                                       YEAR ENDED DECEMBER 31,
                                       -----------------------
                                     2003      2002      2001
                                     ----      ----      ----
REVENUE BY SEGMENT:
Advanced Technology                   46.8%     41.8%     28.5%
Digital Angel Corporation             38.0      34.1      22.9
InfoTech USA, Inc.                    15.2      22.7      21.9
All Other                               --       1.4      26.4
"Corporate/Eliminations"                --        --       0.3
                                   -----------------------------
Total                                100.0%    100.0%    100.0%
                                   =============================


   Our sources of revenue consist of sales of products and services from our three operating segments. Our significant sources of revenue for the year ended December 31, 2003, were as follows:

SOURCES OF REVENUE:                                            PERCENTAGE OF
                                                               TOTAL REVENUE

Sales of voice, data and video telecommunications networks to
 government agencies from our Advanced Technology segment              39.0%


Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and
 wildlife markets from our Digital Angel Corporation segment           25.1%


Sales of IT hardware and services from our InfoTech USA,
 Inc. segment                                                          15.1%


GPS enabled search and rescue equipment, intelligent
 communications products and services for telemetry, mobile
 data and radio communications from our Digital Angel
 Corporation segment                                                   10.9%

Other products and services                                             9.9%
                                                                    ---------
Total                                                                 100.0%
                                                                    =========

   Income (loss) from continuing operations before taxes, minority interest, losses attributable to capital transactions of subsidiary and equity in loss of affiliate from each of our segments during 2003, 2002 and 2001 was as follows (we evaluate performance based on stand-alone segment operating income as presented below):

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                             2003         2002             2001
                                                             ----         ----             ----
                                                                     (in thousands)
                                                                     --------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES,
  MINORITY INTEREST, LOSSES ATTRIBUTABLE TO CAPITAL
  TRANSACTIONS OF SUBSIDIARY AND EQUITY IN LOSS OF
  AFFILIATE BY SEGMENT:

Advanced Technology                                        $  (108)     $    (786)      $ (41,493)
Digital Angel Corporation (1) (2)                           (9,753)       (76,439)        (16,262)
InfoTech USA, Inc. (3)                                      (3,052)          (422)         (1,322)
All Other                                                      298           (320)        (71,636)
"Corporate/Eliminations" (2) (4)                            19,441        (49,310)        (37,428)
                                                          ----------------------------------------
Total                                                      $ 6,826      $(127,277)      $(168,141)
                                                          ========================================

(1) For Digital Angel Corporation, the loss for 2003 includes a goodwill impairment charge of $2.4 million and impairment of certain other intangible assets of $0.6 million, and the loss for 2002 includes a goodwill impairment charge of $62.2 million and an impairment charge related to certain software of $6.4 million.

(2) For Digital Angel Corporation, the amount for 2002 excludes $1.8 million of interest expense associated with our previous obligation to IBM Credit and $18.7 million of non-cash compensation expense associated with pre-merger Digital Angel options which were converted into options to acquire MAS stock, both of which have been reflected as additional expense in the separate financial statement of Digital Angel Corporation included in its Form 10-K dated December 31, 2003. These charges are reflected in "Corporate/Eliminations" for 2002.

(3) For InfoTech USA, Inc., the loss for 2003 includes a goodwill impairment charge of $2.2 million.

(4) For "Corporate/Eliminations", the amount for 2003 includes extinguishment of debt of $70.1 million, as a result of the repayment in full of all of our obligations to IBM Credit on June 30, 2003, and $17.9 million of non-cash compensation expense resulting from severance agreements with certain former officers and directors.

   Advanced Technology Products

   Our current objective is to become an advanced technology development company that focuses on a range of life enhancing, personal safeguard technologies, early warning alert systems, miniaturized power sources and security monitoring systems combined with the comprehensive data management services required to support them. We have five life enhancing technology products in various stages of development. They are Digital Angel(TM), Thermo Life(TM), VeriChip(TM), Bio-Thermo(TM) and Personal Locating Device ("PLD"). As of December 31, 2003, we have reported no revenues from the sales of our Thermo Life and PLD products and we have had minimal sales of our Digital Angel, Bio-Thermo and VeriChip products. These products are in various stages of development as follows:

   * Digital Angel(TM) is the integration and miniaturization into marketable products of three technologies: wireless communications (such as cellular), sensors (including bio-sensors) and position location technology (including global positioning systems ("GPS") and other systems). The development of the Digital Angel(TM) technology began in April 1998. The first Digital Angel(TM) technology product, a biosensor chip linked to GPS in a watch/pager device, was marketed from November 2001 to the fourth quarter of 2002. Since then the Digital Angel(TM) technology been in the development stage and we are uncertain when this technology will be incorporated into our products;

   * Thermo Life(TM) is a thermoelectric generator. During the fourth quarter of 2003, we began sending samples of Thermo Life to potential customers. If and when, an order is received, the manufacturing will be original equipment manufacturing;

   * VeriChip(TM) is a human implantable radio frequency verification microchip. VeriChip is currently being sold and shipped worldwide;

   * Bio-Thermo(TM) is a temperature-sensing implantable microchip for use in pets, livestock and other animals.
        Bio-Thermo was developed by Digital Angel Corporation and is currently being sold and shipped by them worldwide; and

   * PLD is an implantable GPS location device. The first PLD prototype was completed in December 2002. Since the first quarter of 2003, our research group has worked on minimization of this product through alternative location technology such as wireless triangulation. This product currently remains in the development stage.

   Each of these technologies is more fully discussed below beginning on page 15.

   Advanced Technology Segment

   The business units comprising our Advanced Technology segment represent those business units that we believe will provide the necessary synergies, support and infrastructure to allow us to develop, promote and fully-integrate our technology products and services. This segment specializes in voice, data and video telecommunications networks, software, and in 2002 and 2001, other networking products and services. In addition, the VeriChip(TM) product has multiple applications in security, personal identification, safety, healthcare information (subject to FDA approval) and more. This segment's customer base includes governmental agencies, commercial operations, distributors and consumers.

   As of December 31, 2003, 2002 and 2001, revenues from this segment were $44.6 million, $41.9 million and $44.6 million, respectively, and accounted for 46.8%, 41.8% and 28.5%, respectively, of our total revenues. The principal products and services in this segment are as follows:

   *    Voice, data and video telecommunications networks;

   *    Call center and customer relationship management software;

   *    Networking products and services (in 2002 and 2001);

   *    Website design and Internet access;

   *    Miniaturized implantable verification chip (VeriChip(TM));

   *    Miniaturized power generator (Thermo Life(TM)); and

   *    PLD.

   Customers
   ---------

   Our Advanced Technology segment delivers products and services across a multitude of industries, including government, insurance, utilities, communications and high tech. Some of this segment's largest customers include several agencies of the United States federal government, including the Departments of Defense, Agriculture, Justice, the Social Security Administration, the Veterans Administration and the United States Postal Service and the Public Service Electric & Gas of New Jersey. Other than customary payment terms, we do not offer any financing to our customers.

   Approximately $37.1 million, or 83.2%, $31.3 million, or 74.7%, and $27.4 million, or 61.5%, of our Advanced Technology segment's revenues for 2003, 2002 and 2001, respectively, were generated by our wholly-owned subsidiary, Computer Equity Corporation. No other products or services provided more than 10.0% of the revenues for this segment during 2003 and 2002. Networking products and services provided approximately 11.0%, and customer relationship management software provided approximately 11.3% of the revenues from this segment during 2001. No other products or services provided more than 10% of revenues during 2001.

   Computer Equity Corporation is a telecommunications network integrator and a supplier to the federal government of telephone systems, data networks, video, cable and wire infrastructure and wireless telecommunications products and services.

   Approximately 99.3%, 99.1% and 77.7% of Computer Equity
Corporation's revenues during 2003, 2002 and 2001, respectively, were generated through sales to various agencies of the United States federal government. Most of Computer Equity Corporation's business was being performed under a contract vehicle entitled Wire and Cable Service ("WACS") that was managed by the General Services Administration ("GSA"). WACS allowed Computer Equity Corporation to provide government agencies with equipment and services for campus and building communications networks and related infrastructure without the need to follow the full procurement process for a new contract. Upon the expiration of WACS, no new WACS tasks can be started; however, tasks started prior to the expiration date can be completed. Due to the nature of the government's budget cycle, projects funded in 2003 with fiscal year 2002 and 2003 funds will be continued with an expected completion date by the end of 2004.

   In January 2003, the WACS contract was replaced with the CONNECTIONS contract. Computer Equity Corporation's wholly owned subsidiary, Government Telecommunications Inc. ("GTI"), was one of seventeen companies awarded the federal government's CONNECTIONS contract. The CONNECTIONS contract has a three-year base term and five successive one-year renewal options. The renewal options are at the discretion of the government. The government may terminate the CONNECTIONS contract with or without cause. The CONNECTIONS contract is similar to the WACS contract in that it allows Computer Equity Corporation to provide government agencies with equipment and services for campus and building communications networks and related infrastructure without the need to follow the full procurement process for a new contract.

   As of December 31, 2003, 2002, and 2001, we have reported revenue of $0.5 million, $0.0 million and $0.0 million, respectively, from the sales of our VeriChip product and no revenue from the sales of our Thermo Life and PLD products.

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

   Operating Strategy
   ------------------

   The principal components of our Advanced Technology segment's operating strategy are to (a) increase the volume of government contract business and leverage government contacts to enhance sales of our advanced technology products, (b) develop new lines of business in technologies related to our Computer Equity Corporation business including access control and video surveillance systems and security networks, (c) develop the markets for our VeriChip, Thermo Life and PLD products throughout the world, and (d) develop or find one or two new advanced technology products each year. Our Advanced Technology segment's strategy for retaining existing customers is to continue to provide expertise in (a) project management, (b) negotiation of deliverables and (c) development of proposals. The segment also plans to develop and upgrade our proprietary software in order to meets our customers' needs. The segment plans to continue to focus on excellence in customer service and to leverage our current business relationships in order to retain our existing customers and to generate new business.

   Competitors
   -----------

   Our Advanced Technology segment's competitors include Booz Allen, EDS, Mantech, Verizon,

SBC, Engineering and Professional Services, Inc., CC-ops of California, American Systems Corporation, Nortel, Genesys, Avaya, Aestea, Metrix, People Soft, Cap Gemini, Datalan Corp. and Plural, Inc. Computer Equity Corporation holds less than one percent of the federal telecommunications contract market share.

   VeriChip Corporation enjoys a first-to-market advantage over its competitors, as well as licensing rights to patented technology. VeriChip Corporation was the first to define the various applications of the implantable radio frequency identification device ("RFID") technology in humans. VeriChip Corporation's competitors include Texas Instruments, HID and GAITS. Texas Instruments, HID and GAITS have greater capital resources, reputation and market presence than VeriChip Corporation; however, we believe that the intellectual property rights to the implantable human microchips we license from Digital Angel Corporation may give us an advantage over our competitors.

   We believe our business to be highly competitive, and we expect that the competitive pressures we face will not diminish. Many of our competitors have greater financial, technological, marketing and other resources than we do.

   Patents
   -------

   A German research company, Dunnschictht-Thermogenerator-Systemen
GmbH ("DTS"), developed our Thermo Life product. We acquired certain assets of DTS, including its intellectual property in June 2003. In May 2003, we filed a patent application in the United States in connection with our Thermo Life product. Our goal is to secure the proprietary rights to the Thermo Life technology. Digital Angel Corporation currently owns our VeriChip technology. U.S. Patent No. 5,211,129 is jointly owned by Digital Angel Corporation and Hughes Aircraft and was issued on May 18, 1993. U.S. Patent No. 6,400,338 was issued on June 4, 2002, to Destron Fearing Corporation and is now owned by Digital Angel Corporation. Provided all maintenance fees are paid, Patent No. 5,211,129 will expire on May 17, 2010, and Patent No. 6,400,338 will expire on January 11, 2020. VeriChip Corporation has acquired the rights to use this technology under an exclusive product and technology license from Digital Angel Corporation that will last through March 2013. Thermo Life and VeriChip are both trademarks, and we have applied to the United States Patent & Trademark Office ("USPTO") for their registration. In addition, certain of the software products that we sell are proprietary software, which we have developed in-house and for which we have copyright protection. We believe that our intellectual property assets including patents, trademarks, copyrights and trade secrets provide something of a competitive advantage to us. The intellectual property rights support our commercial products and recognize our innovation. In large part, the success of the Advanced Technology segment is dependent on our proprietary information and technology. There is no guarantee that the steps taken by us will be adequate to deter misappropriation of our proprietary rights or that third parties will not develop substantially similar products or technologies. However, we intend to seek patent protection when appropriate to maintain a competitive edge, and otherwise rely on (a) regulatory-related exclusivity to protect certain of our products and technologies and (b) product superiority in order to maintain market share.

   Digital Angel Corporation Segment

   Our Digital Angel Corporation segment develops and deploys sensor and communications technologies that enable rapid and accurate identification, location tracking, and condition monitoring of animals and high-value mobile assets. Applications for Digital Angel Corporation's products include the identification and monitoring of pets, fish and livestock through its patented visual identification tags and implantable microchips, location tracking and message monitoring of vehicles and aircraft in remote locations through systems that integrate GPS and geosynchronous satellite communications, and monitoring of asset conditions such as temperature and movement, through advanced miniature sensors. Before March 27, 2002, the business of Digital Angel Corporation was operated in four divisions: Animal

Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other. With the acquisition of MAS on March 27, 2002, Digital Angel Corporation re-organized into four new divisions: Animal Applications (formerly Animal Tracking), Wireless and Monitoring (a combination of the former Digital Angel Technology and the Digital Angel Delivery System segments), GPS and Radio Communications (formerly Radio Communications and Other), and Medical Systems (formerly Physician Call Center and Other). Medical Systems represents the business activity of MAS. On January 22, 2004, Digital Angel Corporation acquired OuterLink Corporation ("OuterLink"), as more fully discussed on page 19.

   As of December 31, 2003, 2002 and 2001, revenues from this segment were $36.2 million, $34.2 million and $35.9 million, respectively, and accounted for 38.0%, 34.1% and 22.9%, respectively, of our total revenues. The principal products and services in this segment by division are as follows:

   Our Animal Applications division develops, manufactures, and markets a broad line of electronic and visual identification devices for the companion animal, livestock, laboratory animal, fish and wildlife markets worldwide. The tracking of cattle and hogs are crucial both for asset management and for disease control and food safety. The principal technologies employed by the Animal Applications division are electronic ear tags and implantable microchips that use radio frequency transmission. The Animal Applications division has marketed visual identification products for livestock since the 1940s. Livestock producers are currently evaluating electronic identification products for livestock. Currently, sales of visual products represent virtually all of the sales to livestock producers. The Animal Applications division's pet identification system involves the insertion of a microchip with identifying information in the animal. Readers at animal shelters, veterinary clinics and other locations can determine the animal's owner and other information. This pet identification system is marketed in the United States by Schering-Plough Animal Health Corporation under the brand name "Home Again(TM)," in Europe by Merial Pharmaceutical, and in Japan by Dainippon Pharmaceutical. Digital Angel Corporation has distribution agreements with a variety of other companies outside the United States to market its products. It has an established infrastructure with readers placed in approximately seventy thousand global animal shelters and veterinary clinics. Over 2.0 million companion animals in the United States have been enrolled in the database, and more than five thousand pet recoveries occur in the United States each month. Digital Angel Corporation's Bio-Thermo(TM) product is included in this division.

   Our Wireless and Monitoring division develops and markets advanced technology to gather location and local sensory data and to communicate that data to an operations center. This technology, which is referred to as the "Digital Angel(TM) technology," is the integration and miniaturization into marketable products of three technologies: wireless communications (such as cellular), sensors (including bio-sensors) and position location technology (GPS and other systems). The Digital Angel(TM) technology continues to be in the development stage and we are uncertain when this technology will be incorporated into our products. The first Digital Angel(TM) technology product, a biosensor chip linked to GPS in a watch/pager device, was marketed from November 2001 to the fourth quarter of 2002. This technology has not generated any significant revenue through December 31, 2003.

   Our GPS and Radio Communications division consists of the design, manufacture and support of secure GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. In addition, it designs, manufactures and distributes intrinsically safe sounders (horn alarms) for industrial use and other electronic components.

   Our Medical Systems division is the MAS business that was acquired on March 27, 2002. A staff of logistics specialists and physicians provide medical assistance services and interactive medical information services to people traveling anywhere in the world. Services include coordination of medical care, provision of general medical information, physician consultation, translation assistance, claims handling and cost containment on behalf of assistance companies, insurance companies and managed care organizations. This division also offers medical training services to the maritime industry, and sells a variety of kits containing pharmaceutical and medical supplies to its maritime and airline customers through its pharmaceutical warehouse facility located in Owings, Maryland.

   Customers
   ---------

   Sales of the Animal Applications division's products were $23.9 million, $21.0 million and $22.2 million, respectively, and represented 65.2%, 61.5% and 60.3% of the total revenue from this segment during 2003, 2002 and 2001, respectively. Sales of the GPS and Radio Communications division's products were $10.4 million, $10.0 million and $11.1 million, respectively, and represented 28.2%, 29.3% and 30.2% of this segment's revenue during 2003, 2002 and 2001, respectively. During 2003, the top six customers, Schering-Plough, United States Army Corps of Engineers, Biomark, Inc., United States Department of Energy, Pacific States Marine and Merial accounted for 41.3% of Digital Angel Corporation's revenues, one of which accounted for 12.0% of the segment's revenues. During 2002, the top seven customers, Schering-Plough, US Army Corps of Engineers, Biomark, Inc., Pacific States Marine, Merial, Animal Care Limited and San Bernardino County accounted for 37.2% of Digital Angel Corporation's revenues; however, no single customer accounted for more than 10% of revenues. During 2001, the top four customers, Schering Plough, Merial, Pacific States Marine and the US Army Corps of Engineers accounted for 30.4% of this segment's revenues, one of which accounted for 10.3% of the segment's revenues.

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

   As of December 31, 2003, we have reported minimal sales of our Digital Angel(TM) and Bio-Thermo(TM) products.

   Operating Strategy
   ------------------

   The principal components of our Digital Angel Corporation segment's operating strategy are to focus on (a) animal identification products in the growing livestock, fish and wildlife industries: (b) food source traceability and safety tracking systems; (c) growing our high-value asset management business; and (d) developing the Digital Angel(TM) technology. Our strategy for retaining existing customers is to continue to develop new products based on customers' needs. This segment will continue to provide product offerings to identified market needs including, but not limited to, Country of Origin Labeling (COOL) and food traceability safety. This segment plans to rely on its historical arrangements with customers and past performance, as well as continuous commitment to provide the services and products our customers require to retain existing customers and to generate additional customers.

   Competitors
   -----------

   The animal identification market is highly competitive. The principal competitors in the visual identification market are All Flex USA, Inc. and Y-Tex Corporation and the principal competitors in the electronic identification market are AllFlex, USA, Inc., Datamars SA and Avid Plc. Digital Angel Corporation believes that its intellectual property rights and reputation for high quality products are competitive advantages in this market.

   The principal competitor for the Digital Angel(TM) product is Wherify Wireless, Inc. Other competitors in this market include National Scientific, Child Locate, Pomals, Inc., ACR Electronics, Inc., Airbiquity and TCS. Our Digital Angel product is not currently available for sale. If and when the Digital Angel product is available for sale, Digital Angel Corporation anticipates its product advantages will include: (a) the device's ability to report the condition of the person being monitored (subject to any and all required regulatory approvals); (b) its capability to work on all three global satellite messaging frequencies being used throughout the world today; and (c) its ability to use interactive voice response to monitor the wearer's condition and location.

   The principal competitors for the GPS and Radio Communications segment are Boeing North American Inc., General Dynamics Decision Systems, Tadiran Spectralink Ltd., Becker Avionic Systems, and ACR Electronics, Inc. This division's competitive advantages are: (a) that it was one of the first companies to market GPS in search and rescue beacons; (b) its search and rescue beacons are currently being used in over forty countries; and (c) the barriers to entry in this market place are high due to the technical demands of its customers.

   Medical Systems competes in the maritime medical advice market with a few foreign government-operated entities. Further, there are several U.S. companies, as well as hospitals, that provide radio medical advice to ships at sea. While we believe that our first to market status, our long-term market dominance, and the unique nature of our service methodology are competitive advantages, the barriers to entry into this market are relatively low.

   Patents
   -------

   The Digital Angel product is covered under U.S. Patent No. 5,629,678, which was acquired by pre-merger Digital Angel in 1999 and is under an exclusive license to Digital Angel Corporation. Provided all maintenance fees are paid, this patent will extend until January 10, 2015. Additionally, Digital Angel Corporation has filed for International Patent protection, and Patent Application EP1330802 is currently pending in the European Patent Office for all European Union member countries. U.S. Patent No. 6,400,338 and U.S. Patent No. 5,211,129 cover Digital Angel Corporation's implantable microchip technology, including Bio-Thermo. This technology also has patent protection in Canada, Brazil, China, Europe, Australia and various other countries. Furthermore, Digital Angel Corporation's visual identification tags are covered under U. S. Patent No. 4,741,117, which is owned by Digital Angel Corporation and will expire on October 23, 2006. In addition, there are related patents issued in Canada, Brazil, Europe, Australia and various other countries. Patents for the implantable microchip and ear tag were filed on various dates over the past fourteen years. The U.S. patents have a term of twenty years from the filing date or seventeen years from the issue date depending upon when they were filed. Digital Angel is a registered trademark and an application for trademark registration on Bio-Thermo is pending. We believe that these patents and trademarks in the aggregate constitute a valuable asset to Digital Angel Corporation, and that they offer something of a competitive advantage and/or barriers to entry in the Animal Applications and Wireless and Monitoring divisions' markets. The intellectual property rights support Digital Angel Corporation's commercial products and recognize its innovation. In large part, the success of the Digital Angel Corporation segment is dependent on its proprietary information and technology. There is no guarantee that the steps taken by Digital Angel Corporation will be adequate to deter misappropriation of its proprietary rights or that third parties will not develop substantially similar products or technologies.

   Ownership of Digital Angel Corporation

   As of December 31, 2003 and March 10, 2004, we owned approximately 66.9% and 68.5%, respectively, of the outstanding common stock of Digital Angel Corporation. Digital Angel Corporation has outstanding options and warrants and it has issued debt and preferred stock, which are convertible into shares of its common stock. If all of the outstanding options and warrants and all of the convertible debt and preferred stock were converted into shares of Digital Angel Corporation's common stock, our ownership would be less than 50%. We desire to maintain a controlling interest in Digital Angel Corporation, and therefore, in the future, we may enter into share exchange agreements with Digital Angel Corporation, or we may elect to buy back a portion of the outstanding shares of Digital Angel Corporation's common stock that we do not currently own.

   InfoTech USA, Inc. Segment (formerly SysComm International)

   Our InfoTech USA, Inc. segment is a full service provider of Information Technology, or IT, services and products. It specializes in tailoring its approach to the individual customer's needs. During 2003 and 2002, this segment continued its strategy of moving away from a product-driven systems integration business model to a customer-oriented IT strategy-based business model. It has further developed its deliverable IT products and services by adding new consulting and service offerings, and increasing the number of strategic alliances with outside technical service firms and manufacturers of high-end IT products.

   As of December 31, 2003, 2002 and 2001, revenues from this segment were $14.5 million, $22.7 million and $34.2 million and accounted for 15.1%, 22.7% and 21.9%, respectively, of our total revenues. The principal products and services in this segment were computer hardware and computer services. The majority of InfoTech USA, Inc.'s revenue during 2003, 2002 and 2001 was derived from sales of computer hardware, which provided approximately 80.3%, 88.3% and 89.2% of InfoTech USA, Inc.'s revenue in 2003, 2002 and 2001, respectively. InfoTech's USA, Inc.'s services consist of IT consulting, installation, project management, design and deployment, computer maintenance and other professional services. No single service accounted for more than 10% of InfoTech's total revenue during 2003, 2002 and 2001.

   Customers
   ---------

   A significant percentage of InfoTech USA, Inc.'s revenue is derived from sales to customers in educational institutions, the legal and financial community, medical facilities, museums and New York City agencies. Its customer base also includes retailers, manufacturers and distributors. During 2003, three customers, GAF Material Corporation, Hackensack University Medical Center and Centenary College, accounted for 15%, 12% and 11% of its consolidated revenues, respectively. During 2002, five customers, Deutsche Bank, Hackensack University Medical Center, Liberty Mutual, Morgan Stanley and Polytechnic University accounted for 23%, 22%, 11%, 11% and 11% of InfoTech USA, Inc.'s revenues, respectively. During 2001, two customers, Liberty Mutual and Mass Mutual Life Insurance accounted for 40% and 31% of InfoTech USA, Inc.'s revenues, respectively.

   The majority of InfoTech USA, Inc.'s revenue is from purchase orders received from customers for products and/or services that are fulfilled within a few weeks time. Of InfoTech USA, Inc.'s total revenue for 2003, approximately $1.6 million, or 11.3%, was related to contracts sales. All of InfoTech USA, Inc.'s contracts are hardware maintenance contracts that generally last for a period of one year and are cancelable by either party without penalty upon 90 days written notice.

   InfoTech USA, Inc. competes in one of the world's largest IT markets, the New York City metropolitan area. Its total market share is less than 1% and it focuses primarily on small to medium sized businesses in a few vertical markets. We believe that its small size and its focus on few vertical markets gives InfoTech, USA, Inc. a competitive advantage in three ways: 1) because it is a relatively small company, it is more easily able to adapt to the needs of each of its customers and is able to tailor its product and service delivery in a way that serves them best; 2) being relatively small also enables InfoTech USA, Inc. to more easily foster close long-term relationships with its customers across all levels and across all departments; and 3) focusing on a few vertical markets gives InfoTech USA, Inc. an advantage over its competition because it has worked in certain industries, such as education, banking and finance and insurance, for years and it believes that it understand the needs of those particular industries better than its competition. InfoTech USA, Inc. has developed an excellent reputation in its vertical markets and this provides it with referral business and strong, relevant reference accounts when pursuing new clients in those industries.

   Operating Strategy
   ------------------

   The InfoTech USA, Inc. segment primarily targets small to medium-sized businesses. Its operating strategy is to continue to focus on building relationships with its larger customers and searching for new opportunities in the Fortune 1000 market space. This segment believes the area of the greatest potential growth will continue to be the small to medium-sized customers seeking expertise they do not have within their organization. InfoTech USA, Inc. continues to identify those companies that will fit well with its culture and targets the vertical markets where it has previously been successful, including educational institutions, legal and financial services, medical facilities, museums and New York City agencies. Geographically, InfoTech USA, Inc. plans to continue to focus on the New York City metropolitan area.

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

   In addition to Dr. Zhou, the Research Group includes six researchers each holding advanced degrees, one support engineer with a bachelors degree, and an office manager. Dr. Zhou has thirty-eight years of scientific experience, and collectively, the Research Group has over eighty-one years of research experience.

   Research and development expense was $6.3 million, $4.1 million and $8.8 million for the years 2003, 2002 and 2001, respectively. Research and development expense relates primarily to the development of our Digital Angel, Thermo Life, VeriChip and PLD products, and in 2001, to software development. Included in research and development expense was software development cost of $0.5 million, $0.9 million and $3.3 million in 2003, 2002 and 2001, respectively.

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

   GROWTH STRATEGY

   We are an advanced technology development company that focuses on a range of life enhancing, personal safeguard technologies, early warning systems, miniature power sources and security monitoring systems combined with comprehensive data management services required to support them. Our business strategy is to position ourselves as a leading advanced technology development company through the development and commercialization of proprietary technology such as our Digital Angel(TM), Thermo Life(TM), VeriChip(TM), Bio-Thermo(TM) and PLD products, all examples of what we refer to as our life enhancing technologies as more fully discussed below.

   Our Research Group is charged with the responsibility of finding or developing one to two personal safeguard proprietary technologies on an annual basis and bringing it to prototype form within 18 to 24 months. At that point, each technology is paired with a complementary operating company that brings revenue and management. Each technology hopes to be the "first of its kind," and there are currently no businesses that compete directly with the technologies.

   The first of these technologies was Digital Angel TM; the first combination of GPS and "how you are" (sensor) information sent live over a wireless network to a 24/7 call center where information is monitored and, if necessary, acted upon. Digital Angel was paired with Destron Fearing Corporation, a leading animal tracking and applications company that complemented Digital Angel and brought revenue and management from its animal tracking business. Digital Angel Corporation, the post- merger corporation, now trades on the American Stock Exchange under the Symbol "DOC." Digital Angel Corporation symbolizes our business model. Digital Angel Corporation also plans to develop new advanced technologies and to date has developed Bio-Thermo(TM).

   VeriChip, which we believe to be the world's first implantable microchip for humans, was the next technology developed by our Research Group. Its distribution rights are licensed from Digital Angel Corporation to VeriChip Corporation, our wholly owned subsidiary. VeriChip has multiple applications, including but not limited to, applications in security, personal identification, safety, healthcare information (subject to FDA approval) and more. Our strategy is for VeriChip Corporation to follow a business model comparable to Digital Angel Corporation. VeriChip Corporation is planned as our next "spawned" technology company.

   With Thermo Life launched in the fourth quarter of 2003 as the third product developed by our Research Group (Digital Angel and VeriChip being the first and second products), our business strategy will evolve over time and we hope to become a group of technology companies underpinned by advanced proprietary personal safeguard technologies, each complemented by an operating company that brings revenue and management. By maintaining a majority ownership position in each company, we will consolidate operating results and maximize our investment.

   Advanced Technology Products
   ----------------------------

   Our five advanced technology products, which are in various stages of development, are as follows:

   DIGITAL ANGEL(TM) is the integration and miniaturization into marketable products of three technologies: wireless communications (such as cellular), sensors (including bio-sensors) and position location technology (including GPS and other systems). The product communicates through proprietary software to a secure 24/7 operations center to provide "where-you-are" and "how-you-are" information about loved ones (particularly elderly relatives and children), their location and their vital signs via the subscriber's computer, personal digital assistant or wireless telephone.

   The development of the Digital Angel(TM) technology began in April 1998. The first Digital Angel(TM) technology product, a watch/pager device with a biosensor chip linked to GPS, was marketed from November 2001 to the fourth quarter of 2002. Since then the Digital Angel(TM) technology has been in the development stage to include assisted GPS capabilities to enhance "line of sight" issues. We are uncertain when this technology will be incorporated into our products.

   THERMO LIFE(TM) - Our wholly-owned subsidiary, Thermo Life Energy Corp., formerly Advanced Power Solutions, Inc., was formed to market our product, Thermo Life, a small thermoelectric generator powered by body heat. Thermo Life is intended to provide a miniaturized power source for a wide range of consumer electronic devices including attachable or implantable medical devices, smoke detectors and other heat-related sensors and wristwatches. The Thermo Life chip is being designed for power supplies for embedded devices or devices that attach to the human skin. The temperature difference between the human skin and the environmental temperature is 3-5 degrees Fahrenheit. The size of the Thermo Life chip is 9mm x 5.2mm x 1.8mm. This cross section is designed to match the size of a human fingertip. Originally, the Thermo Life chip in this cross section and with this temperature difference generated 1.5 volts of electrical power. However, common electrical devices and electronic chips are mostly designed for 3 volts, therefore, the output of the original Thermo Life chip had greater limitations as a working power supply for common electronic devices. On July 9, 2002, we announced that we had been able to increase the voltage of electrical power generated by Thermo Life in laboratory tests from 1.5 volts to 3.0 volts within the same cross section and using the same temperature difference. As a result, these chips can now be used with most of the common electrical devices.

   We began submitting samples of Thermo Life to potential customers during the fourth quarter of 2003. If and when an order is received the manufacturing of Thermo Life will be original equipment manufacturing.

   VERICHIP(TM) - We have developed a miniaturized, implantable verification chip called VeriChip that can be used in a variety of security, financial, personal identification/safety and other applications. On February 7, 2002, we announced that we had created a new wholly owned subsidiary, VeriChip Corporation, to market and license VeriChip. About the size of a grain of rice, each VeriChip product contains a unique verification number. Utilizing our proprietary external RFID scanner, radio frequency energy passes through the skin energizing the dormant VeriChip, which then emits a radio frequency signal transmitting the verification number contained in the VeriChip. VeriChip technology is produced under patent registrations #6,400,338 and #5,211,129. This technology is owned by Digital Angel Corporation and licensed to VeriChip Corporation under an exclusive product and technology license with a remaining term until March 2013.

   On October 22, 2002, we announced that the FDA had determined that VeriChip is not a regulated medical device for security, financial and personal identification/safety applications. The FDA specified in its ruling that VeriChip is a regulated medical device for health information applications when marketed to provide information to assist in the diagnosis or treatment of injury or illness. We currently intend to market and distribute the VeriChip product for security, financial and personal identification/safety applications, and we plan to expand our marketing and distribution efforts to health information applications of the product, subject to any and all necessary FDA and other approvals more particularly discussed below.

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

   Financial applications include VeriChip being used as a personal verification technology that could help prevent fraudulent access to banking, especially via automated teller machines, and credit card accounts. VeriChip's tamper-proof, personal verification technology can provide banking and credit card customers with the added protection of knowing their account could not be accessed unless they themselves initiated and were physically present during the transaction. VeriChip can also be used in identity theft protection.

   One of our major strategic initiatives is to obtain FDA approval to market our VeriChip product for healthcare information applications in the United States. If we are successful in obtaining FDA approval pursuant to our 510-K application, filed with the FDA in October 2003, we believe that the healthcare information applications would expand the market for VeriChip and consequently increase our VeriChip revenues. Examples of the healthcare information applications for VeriChip include, among others:

   *    implanted medical device identification;

   *    emergency access to patient-supplied health information;

   *    portable medical records access including insurance information;

   *    in-hospital patient identification;

   *    medical facility connectivity via patient; and

   *    disease/treatment management of at-risk populations
         (such as vaccination history).

   These potential medical applications are a very important piece of our VeriChip business model, and therefore, the 510K application process and the obtainment of FDA approval are key elements in enabling us to achieve our business plans for VeriChip. Section 510(K) of the Food, Drug and Cosmetic Act requires those device manufacturers who must register to notify the FDA, at least 90 days in advance, of their intent to market a medical device. This is known as Pre-market notification - also called PMN or 510(K). It allows the FDA to determine whether the device is equivalent to a device already placed into one of three classifications categories. Thus "new" devices that have not been classified can be properly identified.

   BIO-THERMO(TM) - On February 1l, 2003, we announced that we received written clearances from the FDA and the United States Department of Agriculture to market our new fully developed product, Bio-Thermo, for use in pets, livestock and other animals. Bio-Thermo is our first fully integrated implantable bio-sensing microchip that can transmit a signal containing accurate temperature readings to our proprietary RFID scanners. With this new technology, accurate temperature readings can be obtained by simply passing the RFID handheld scanner over the animal or by having the animal walk through a portal scanner. We believe that Bio-Thermo and other biosensors developed in the future will provide vital internal diagnostics about the health of animals more efficiently and accurately than the invasive techniques used in the industry today. Digital Angel Corporation developed Bio-Thermo and sales of Bio-Thermo commenced in the third quarter of 2003.

   PLD - On May 13, 2003, we announced that we have developed and successfully field-tested a working prototype of, what is to our knowledge, the first sub-dermal personal location device called PLD.
The dimensions of this initial PLD prototype are 2.5 inches in diameter by 0.5 inches in depth, roughly the size of a pacemaker. It is proposed that PLD be surgically implanted in the clavicle area of a human. Our original PLD prototype is based on a combination of GPS and cell wireless technologies. We believe that by removing the GPS and using an alternative location technology such as wireless triangulation, we will be able to shrink the size of the PLD. As the process of miniaturization proceeds in the coming months, we hope to be able to shrink the size of the device to at least one-half and perhaps to as little as one-tenth of the current size. The PLD is charged by an induction-based power-recharging method which is similar to that used to recharge implantable pacemakers. This recharging technique functions without requiring any physical connection between the power source and the implant. The exact timing of the commercial availability of PLD is unclear pending further technological refinements and the procurement of any and all required regulatory clearances.

   Market Synergies

   We believe that we have excellent relationships with our existing customers and we are continually striving to improve our products and services in order to maintain and grow our revenues from our existing customer base. In addition, we intend to use our relationships with our existing customers to aid in the generation of sales of our advanced technology products. For example, the companion animal, livestock, laboratory animal, and wildlife customers for Digital Angel Corporation's visual identification tags and implantable microchip products provide a ready-made market for its Bio-Thermo product. We intend to market VeriChip's security and identification applications to governmental agencies including the agencies that are part of Computer Equity Corporation's customer base. Computer Equity Corporation's key customers include the Departments of Defense, Justice and Agriculture, the United States Postal Service and the Social Security Administration. One of our major strategic initiatives is to obtain FDA approval to market our VeriChip product for healthcare information applications in the United States. If we are successful in obtaining FDA approval, we believe that the healthcare related applications would greatly expand the market for VeriChip and that our Medical Systems division may provide synergies in the marketing of VeriChip for healthcare applications.

   RECENT EVENTS

   Reverse Stock Split

   On September 10, 2003, our shareholders approved the granting of discretionary authority to our Board of Directors for a period of twelve months to effect a reverse stock split not to exceed a ratio of 1-for 25, or to determine not to proceed with a reverse stock split. On March 12, 2004, our Board of Directors authorized a 1-for-10 reverse stock split, and our Board of Directors has set April 5, 2004, as the record date for the reverse stock split. In conjunction with the reverse stock split, our Board of Directors has authorized a reduction in the number of authorized shares of our common stock from 560.0 million to 125.0 million. Our Board of Directors has decided to implement a reverse stock split to reduce the number of issued and outstanding shares, resulting, in part, from our past acquisitions, the payment of debt obligations to IBM Credit and preferred stock and Debenture conversions. Our Board of Directors believes that a reverse stock split may facilitate the continued listing of our common stock on the SmallCap and may enhance the desirability and marketability of our common stock to the financial community and the investing public.

   Share Exchange Agreement with Digital Angel Corporation

   On March 1, 2004, we exchanged shares of our common stock in consideration for shares of the common stock of Digital Angel Corporation under the terms of a Share Exchange Agreement dated August 14, 2003. The Share Exchange Agreement represented a strategic investment by us, whereby we increased our ownership interest in Digital Angel Corporation. As of August 14, 2003, we believed that Digital Angel Corporation's common stock was undervalued, and we desire to maintain a controlling interest in Digital Angel Corporation. Therefore, we consider the additional investment in Digital Angel Corporation to be a strategically advantageous undertaking. Under the terms of the Share Exchange Agreement, we purchased 3.0 million new shares of Digital Angel Corporation's common stock for $2.64 per share and we received a warrant to purchase up to 1.0 million shares of Digital Angel Corporation's common stock for a period of five years from February 1, 2004, at an exercise price of $3.74 per share. The aggregate purchase price for the 3.0 million shares was $7.9 million. The purchase price was payable in 19.8 million shares of our common stock.

   The aggregate purchase price of $7.9 million for the 3.0 million shares of Digital Angel Corporation's common stock was based on the closing price of Digital Angel Corporation's common stock on June 30,

2003, of $2.64 per share. This price was used because we and Digital Angel Corporation felt that this was a fair price and because it reflected the market price of Digital Angel Corporation's common stock before any impact that may have resulted from our 8.5% Convertible Exchangeable Debentures (the "Debentures") as a result of the Debentures holders potentially hedging their position in Digital Angel Corporation's common stock, and thereby affecting the market price of Digital Angel Corporation's common stock. The Debentures are more fully described below. Pursuant to the terms of the Share Exchange Agreement, we were required to file a registration statement covering the sale of the 19.8 million shares of our common stock. The registration statement registering the shares was declared effective on February 17, 2004. Digital Angel Corporation expects to generate cash by selling the 19.8 million shares of the Company's common stock. Digital Angel Corporation expects that the cash generated, along with other funds available, will be sufficient to meet its projected working capital requirements for the next 12 months.

   InfoTech USA, Inc. Segment Financing Transaction

   The InfoTech USA, Inc. segment finances its accounts receivable and inventory. Its current financing arrangement with IBM Credit provides financing on inventory purchases up to $1.8 million. Borrowing for purchases is based upon 75% of all eligible receivables due within 90 days and up to 100% of all eligible inventories. Interest for balances not paid within the interest free period provided in the arrangement accrues at prime plus 4.4%. Borrowings under the financing arrangement were $0.8 million at December 31, 2003, and are reflected in the balance sheet in either accounts payable or other accrued expenses. On September 5, 2003, InfoTech USA, Inc. received a letter from IBM Credit constituting their formal notice of termination of their agreement. The effective date of such termination, which was originally set for March 10, 2004, has been extended until April 9, 2004. InfoTech USA, Inc. is currently in the process of securing other financing and expects to replace its financing arrangement prior to the termination date set by IBM Credit. However, there is no assurance that InfoTech USA, Inc. will be able to obtain a replacement for its IBM Credit arrangement. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources from Continuing Operations."

   Appointments and Changes in Management

   On February 18, 2004, Scott R. Silverman was appointed Chairman of the Board of Directors of Digital Angel Corporation. Effective March 3, 2004, Richard J. Sullivan resigned from the Board of Directors of Digital Angel Corporation.

   On November 3, 2003, OuterLink's then Chief Executive Officer, Mr.
Van Chu, was appointed Chief Executive Officer of Digital Angel Corporation. Mr. Chu's employment was terminated for cause, effective January 12, 2004, as a result of Mr. Chu's failure to fulfill the obligations of his employment. The terms of Mr. Chu's termination are subject to a confidentiality agreement, dated January 22, 2004, among Digital Angel Corporation, OuterLink and Mr. Chu. On January 15, 2004, the Digital Angel Corporation's Board of Directors appointed Kevin N. McGrath as President and Chief Executive Officer of Digital Angel Corporation. Prior to joining Digital Angel Corporation, Mr. McGrath spent 16 years at El Segundo, CA-based Hughes Electronics Corp., during which time he served as, among other things, Chairman of DirecTV Latin America, a Hughes subsidiary.

   OuterLink Corporation Acquisition

   On January 22, 2004, Digital Angel Corporation completed the acquisition of OuterLink, based in Concord, Massachusetts. OuterLink manufactures and markets a suite of satellite tracking systems, operates a mobile satellite data communications service, and supplies tracking software systems for mapping and messaging. The OuterLink "CP-2 system" provides real-time automated tracking, wireless data transfer, and two-way messaging with large fleets of vehicles--including utility trucks, helicopters and fixed-wing aircraft, long haul trucks, service vehicles, short haul trucks, and ships. OuterLink's current customer base includes various branches of the Department of Homeland Security including the U.S. Border Patrol and U.S. Customs Service. As consideration for the acquisition, Digital Angel Corporation issued 0.1 million shares of its Series A Preferred Stock in exchange for all of the issued and outstanding shares of OuterLink's capital stock. Approximately 20% of the shares are being held in escrow as security for indemnified claims. The Series A Preferred Stock is convertible into four million shares of Digital Angel Corporation's common stock when the volume-weighted average price of Digital Angel Corporation's common stock equals or exceeds $4.00 per share for ten consecutive trading days. The preferred stockholders have the right to designate one director to Digital Angel Corporation's Board of Directors prior to July 22, 2004.

   OTHER DEVELOPMENTS

   Nasdaq SmallCap Listing

   Since November 12, 2002, our common stock has traded on the National SmallCap Market (SmallCap) under the symbol "ADSX." Since being traded on the SmallCap, the minimum bid price of our common stock has been less than the SmallCap's minimum bid price requirement. On January 6, 2004, the Nasdaq Listing Qualifications Panel notified us that we have been granted an extension until July 25, 2004 to meet the requirements for continued inclusion on the SmallCap pursuant to an exception to the bid price requirement as set forth in Nasdaq Marketplace Rule 4310 (c) (4). Currently, we comply with all of the SmallCap's listing requirements with the exception of the minimum bid price requirement. If we are unable to regain compliance with the minimum bid price requirement by July 25, 2004, and our stock is delisted from the SmallCap, it may trade on the OTC Bulletin Board or another market or quotation system. While we do not anticipate that a delisting of our common stock from the SmallCap would have any material implications on our results of operations, it may impact our ability to raise funds in the equity markets, and it may reduce the liquidity of our common stock. The delisting of our common stock would not currently constitute an event of default under any of our significant contractual agreements.

   Securities Purchase Agreements Dated September 30, 2003 and
December 2, 2003

   During 2003, we offered 30.0 million shares of our common stock in a public offering registered under the Securities Act of 1933. J.P. Carey Securities, Inc. acted as our placement agent for the offering. We sold an aggregate of 22.0 million of these shares under the terms of three separate Securities Purchase Agreements entered into on September 19, 2003, with each of First Investors Holding Co., Inc., Magellan International LTD and Cranshire Capital, LP., resulting in gross proceeds to us of approximately $8.0 million before deduction of the 2.0% placement agency fee. In addition, we sold an aggregate of up to
8.0 million of the shares under eight separate Securities Purchase Agreements entered into on December 2, 2003, as amended, with each of First Investors Holding Co., Inc., Magellan International LTD, Elliott Associates, L.P., Islandia, L.P., Midsummer Investment, Ltd., Omicron Master Trust, Portside Growth and Opportunity Fund and Elliott International L.P., resulting in aggregate gross proceeds to us of approximately $2.9 million before deduction of the 2.0% placement agency fee. As of March 10, 2004, we have used approximately $4.3 million of the total net proceeds of approximately $10.7 from the 30.0 million share offering. We intend to use the remaining net proceeds from the
30.0 million share offering for general corporate purposes (including working capital requirements, sales and marketing and capital expenditures). Our liquidity and capital requirements are more fully discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources from Continuing Operations."

   Sale of WebNet Services, Inc.

   Effective December 15, 2003, under the terms of a Stock Purchase Agreement between us and Internet Technologies Group, LLC ("ITG"), we sold 100% of the shares of our wholly-owned subsidiary, WebNet Services, Inc. The purchase price for the shares was $0.4 million, and our loss on the sale was approximately $0.3 million. The purchase price is payable in twelve equal monthly installments commencing on January 2, 2004, under the terms of a non-interest bearing promissory note, which is collateralized by shares of WebNet Services, Inc.'s common stock. WebNet Services, Inc. was included in our Advanced Technology segment. The former owners of WebNet Services, Inc. are the principals of ITG.

   Payment in Full of Obligations to IBM Credit

   Our Third Amended and Restated Term Credit Agreement (the "IBM
Credit Agreement") with IBM Credit contained covenants relating to our financial position and performance, as well as the financial position and performance of Digital Angel Corporation. At December 31, 2002, we did not maintain compliance with the revised financial performance covenant under the IBM Credit Agreement. In addition, under the terms of the IBM Credit Agreement we were required to repay IBM Credit $29.8 million of the $77.2 million outstanding principal balance then owed to them, plus $16.4 million of accrued interest and expenses (totaling approximately $46.2 million), on or before February 28, 2003. We did not make such payment by February 28, 2003, and on March 7, 2003, we received a notice from IBM Credit declaring the loan in default. Effective April 1, 2003, we entered into a Forbearance Agreement with IBM Credit. In turn, we agreed to dismiss with prejudice a lawsuit we filed against IBM Credit and IBM Corporation in Palm Beach County, Florida on March 6, 2003. Under the terms of the Forbearance Agreement, we had the right to purchase all of our outstanding debt obligations to IBM Credit, totaling approximately $100.1 million (including accrued interest), if we paid IBM Credit $30.0 million in cash by June 30, 2003. As of June 30, 2003, we made cash payments to IBM Credit totaling $30.0 million and, thus, we have satisfied in full our debt obligations to IBM Credit. As a result, during the year ended December 31, 2003, we recorded a gain on the extinguishment of debt of approximately $70.1 million, exclusive of the bonuses discussed below.

   On June 30, 2003, our Board of Directors (through the Compensation Committee) approved the payment of approximately $4.3 million in discretionary bonus awards. The bonuses were awarded to directors, executive officers and other employees in recognition of their efforts in achieving the successful repayment of all of our obligations to IBM Credit on June 30, 2003. This repayment resulted in our recording a gain on the extinguishment of debt of approximately $70.1 million during 2003. The approval of the bonuses directly reflected the efforts of certain employees/directors in satisfying all of our obligations to IBM Credit, and accordingly, the approval was not subject to further conditions, except for continuation of employment until the bonuses were paid. Our Board of Directors, based on various factors including the contribution of the respective employee/director and our cash needs and availability, determined the allocation of the bonuses among the group of employees/directors and the timing of the payments. Our Board of Directors determined to satisfy the payment of the bonuses in cash. The bonuses were paid to the directors in November 2003, and to executive officers and other employees on various dates in November 2003, December 2003 and January 2004.

   Funding for $30.0 Million Payment to IBM Credit

   Funding for the $30.0 million payment to IBM Credit consisted of $17.8 million in net proceeds from the sales of an aggregate of 50.0 million shares of our common stock, $10.0 million in net proceeds from the issuance of our Debentures, and $2.2 million from cash on hand.

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

   Issuance of 8.5% Convertible Exchangeable Debentures

   On June 30, 2003, we entered into the Debenture Agreement ("the Agreement") with certain Purchasers, collectively referred to herein as the Purchasers or the Debenture holders. In connection with the Agreement, we issued to the Purchasers the Debentures due November 1, 2005. Subject to the terms under the various agreements, the Debentures were convertible into shares of our common stock or exchangeable for shares of the Digital Angel Corporation common stock owned by us, or a combination thereof, at the Purchasers' option prior to the maturity date of November 1, 2005. On November 12, 2003, we announced that we had entered into a letter agreement with the Debentures holders. Under the letter agreement, the Debenture holders were required to convert a minimum of 50% of the outstanding principal amount of the Debentures, plus all accrued and unpaid interest, into shares of our common stock on November 12, 2003, the First Conversion Date, at a conversion price of $0.35 per share. In addition, the Purchasers were required to convert any remaining outstanding principal amount of the Debentures plus accrued interest on or before November 19, 2003, the Second Conversion Date. The conversion price for the Second Conversion Date was 84% of the volume weighted average trading price of our common stock for the five trading days prior to November 17, 2003, which average was $0.4406. As of November 19, 2003, the total principal amount of the Debentures has been converted, and accordingly, our obligations under the Debentures have been satisfied in full. We have issued an aggregate of 27.7 million shares of our common stock in connection with the conversions taking place on the First and Second Conversion Dates. In addition, in connection with the exchange of a portion of the Debentures, we have issued an aggregate of 0.3 million shares of the Digital Angel Corporation common stock that we owned.

   In connection with the Debentures, we have granted to the Purchasers warrants (the "Warrants") to acquire approximately 5.35 million shares of our common stock, or 0.95 million shares of Digital Angel Corporation's common stock currently outstanding and owned by us, or a combination of shares from both companies, at the Purchasers' option. The exercise prices are $0.564 and $3.178 for our common stock and Digital Angel Corporation's common stock, respectively. The Warrants are subject to anti-dilution provisions, vest immediately and are exercisable through June 30, 2007.

   The proceeds upon issuance of the Debentures were allocated as follows:

                                               (in thousands)
      Face value of Debentures                     $10,500
      Beneficial conversion feature                 (3,120)
      Relative fair value of Warrants               (1,387)
                                                  ---------
      Relative fair value of Debentures            $ 5,993
                                                  =========

   The beneficial conversion feature was calculated as the difference between the beneficial conversion price and the fair value of our common stock, multiplied by the number of shares into which the Debentures were convertible in accordance with the Emerging Issues Task Force ("EITF") - 00-27. The beneficial conversion feature was recorded as a reduction in the value assigned to the Debentures (original issue discount) and an increase in additional paid-in-capital. The fair value of the Warrants was estimated using the Black-Scholes valuation model. The value assigned to the Warrants was recorded as a reduction in the value assigned to the Debentures (original issue discount) and an increase in long-term liabilities. The liability for the Warrants, to the extent potentially settleable in shares of the Digital Angel Corporation common stock owned by us, is being revalued at each reporting period with any resulting increase/decrease being recorded as an increase/decrease in interest expense. During 2003, we recorded interest expense of $2.0 million as a result of such revaluation. We will be required to record an impairment loss if the carrying value of the Digital Angel Corporation common stock underlying the Warrants exceeds the exercise price. Should the Purchasers elect to exercise the Warrants into shares of the Digital Angel Corporation common stock owned by us, such exercise may result in our recording a gain on the transaction.

   As a result of the repayment of all of the Debentures, the unamortized balance of the original issue discount and debt issue costs of approximately $4.2 million was recorded as interest expense during the fourth quarter of 2003. In addition, as a result of the difference between the original conversion price under the Agreement of $0.515 per share, and the revised conversion prices per the terms of the letter agreement, which averaged $0.351 per share, we recorded additional beneficial conversion feature of approximately $4.5 million during the fourth quarter of 2003. This additional beneficial conversion feature was recorded as interest expense and an increase in additional paid-in capital. Thus, during the fourth quarter of 2003, we incurred $8.7 million in total non-cash stock-based interest expense as a result of the conversions of the Debentures under the terms of the letter agreement.

   In connection with the Debentures, we incurred a placement agency fee of $0.4 million and we reimbursed one of the Purchasers $0.1 million for legal, administrative, due diligence and other expenses incurred to prepare and negotiate the transaction documents. We realized net proceeds of $10.0 million from the issuance of the Debentures, after deduction of the placement agency fee and the transaction costs. To date, we have not realized any proceeds from the issuance of the Warrants, as the Warrants have not been exercised.

   In addition, Digital Angel Corporation has granted a five-year warrant to the Debenture holders to acquire up to 0.5 million shares of its common stock at an exercise price of $2.64 per share. The warrant was issued in consideration for a waiver from the Debenture holders, which allowed us to register the shares that we issued in connection with the Share Exchange Agreement between us and Digital Angel Corporation. The fair value of the warrant of approximately $0.8 million was determined using the Black-Scholes valuation model and was recorded as interest expense during 2003. The total interest expense recorded in 2003 in connection with the Debentures was approximately $12.7 million.

   As a result of the complete satisfaction of all of our obligations to IBM Credit, we entered into an Amended and Restated Trust Agreement dated June 30, 2003, with the Digital Angel Share Trust ("Trust"). Under the terms of the revised trust agreement, the Trust retained all of its rights, title and interest in 15.0 million shares of the Digital Angel Corporation common stock owned by us in consideration of the Debentures and in order to secure and facilitate the payment of our obligations under the Debentures. As a result of the repayment in full of the Debentures on November 19, 2003, we expect to dissolve the Trust in the near future. Currently, Scott R. Silverman, our Chief Executive Officer, serves as the sole advisory board member to the Trust.

   SEC Informal Inquiry

   The Staff of the Securities and Exchange Commission's Southeast Regional Office is conducting an informal inquiry concerning us. We are fully and voluntarily cooperating with this informal inquiry. At this point, we are unable to determine whether this informal investigation may lead to potentially adverse action.

   Severance Agreements

   On March 21, 2003, Richard J. Sullivan, our then Chairman of the
Board of Directors and Chief Executive Officer, retired from such positions. Our Board of Directors negotiated a severance agreement with Richard Sullivan under which he received a one-time payment of 56.0 million shares of our common stock. We issued the shares to Richard Sullivan on March 1, 2004. In addition, stock options held by him exercisable for approximately 10.9 million shares of our common stock were re-priced. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. All of the re-priced options have been exercised. Richard Sullivan's severance agreement provides that the payment of shares and re-pricing of options provided for under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. Richard Sullivan's employment agreement provided for:

   * an annual salary of $450,000 and an annual bonus of not less than $140,000 for the term of his employment agreement
        (which was due to expire March 1, 2008, roughly five years later);

   * supplemental compensation of $2,250,000 (to be paid in 60 equal monthly payments of $37,500 each), in the event of a termination of his employment for any reason other than a termination due to his material default under the agreement; and

   * a lump sum payment of $12,105,000, upon the occurrence of a "Triggering Event," defined under the employment agreement to include a change of control of us or his ceasing to serve as our Chairman of the Board or Chief Executive Officer for any reason other than due to his material default, with us having the option to pay this amount in cash or in shares of our common stock or any combination of the two. In the event we opted to make any portion of the payment in shares of our common stock, the agreement stipulated that the common stock was to be valued at the average closing price of the stock on the Nasdaq National Market (our stock was, at the time the agreement was entered into, listed on the Nasdaq National Market but has since been transferred to the SmallCap) over the last five business days prior to the date of the Triggering Event.

   In total, the employment agreement obligated us to pay Richard Sullivan approximately $17.3 million under, or in connection with, the termination of his employment agreement. In view of our cash constraints and our need at the time to dedicate our cash resources to satisfying our obligations to IBM Credit, we commenced negotiations with Richard Sullivan that led to the proposed terms of his severance agreement. The severance agreement required us to make approximately $3.9 million less in payments to Richard Sullivan than would have been owed to him under his employment agreement.

   Effective March 3, 2004, Richard J. Sullivan resigned from Digital Angel Corporation's Board of Directors, and thus, he no longer has any affiliation with us.

   On March 21, 2003, Jerome C. Artigliere, our then Senior Vice President and Chief Operating Officer, resigned from such positions. Under the terms of his severance agreement, Mr. Artigliere received 4.8 million shares of our common stock. We issued the shares to Mr. Artigliere on March 1, 2004. In addition, stock options held by him exercisable for approximately 2.3 million shares of our common stock were re-priced. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. All of the re-priced options have been exercised. Mr. Artigliere's severance agreement provides that the payment of shares and re-pricing of options provided under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. That agreement required us to make payments of approximately $1.5 million to Mr. Artigliere.

   As a result of the termination of Richard Sullivan's employment with us, a "triggering event" provision in the severance agreement we entered into with Garrett Sullivan, our former Vice Chairman of the Board, (who is not related to Richard Sullivan) at the time of his ceasing to serve in such capacity in

December 2001, has been triggered. We negotiated a settlement of our obligations under Garrett Sullivan's severance agreement that required us to issue to Garrett Sullivan 7.5 million shares of our common stock. We issued the shares, valued at $3.5 million, to Garrett Sullivan on February 17, 2004.

   Our shareholders have approved the issuances of the common stock and have ratified the re-pricing of the options under the terms of the severance agreements with Richard J. Sullivan and Jerome C. Artigliere and they have approved the issuance of the common stock under the agreement entered into with Garrett Sullivan. The terms of each of the severance agreements were subject to shareholder approval, in accordance with applicable Nasdaq rules, because the agreements: (i) were deemed to be compensatory arrangements under which our common stock was being acquired by officers or directors; and (ii) in Richard Sullivan's case, such issuance may have resulted in his potentially holding more than 20% of the outstanding shares of our common stock following the issuance of the shares and exercise of options covered by his severance agreement.

   As a result of the terminations of Messrs. Sullivan and Artigliere, we recorded severance expense of $18.1 million during the year ended December 31, 2003, of which $17.9 million is reflected in "Corporate/Eliminations," and $0.2 million is reflected in the Advanced Technology segment. The expense is included in our Consolidated Statements of Operations in selling, general and administrative expense.


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

   Previously, we operated in Canada. Our Canadian operation was comprised of an automotive manufacturing and engineering company, which was part of our Discontinued Operations, and which we disposed of in January 2002. Approximately 41% of the manufacturing and engineering company's revenues were generated in U.S. Dollars for the year ended December 31, 2001, while 94% of its expenses were incurred in Canadian Dollars during the same period.

   From the latter part of December 2000 to April 2002, we operated a United Kingdom company that was part of All Other. Approximately 89% of this company's revenues were generated in foreign currencies during 2002, while approximately 45% of its expenses were generated in foreign currencies.

   We did not incur any significant foreign currency gains or losses during the three years ended December 31, 2003.

   Revenues are attributed to geographic areas based on the location of the assets producing the revenue. Information concerning principal geographic areas from continuing operations as of and for the years ended December 31, was as follows (in thousands):

                                                 UNITED
                                UNITED STATES   KINGDOM   CONSOLIDATED
                               ----------------------------------------
   2003
   Net revenue                        $84,905   $10,362      $95,267
   Long-lived tangible assets           8,250     1,115        9,365
   Deferred tax asset                      --        --           --
   --------------------------------------------------------------------

   2002
   Net revenue                        $88,802   $11,410     $100,212
   Long-lived tangible assets           8,967       855        9,822
   Deferred tax asset                   1,236       ---        1,236
   --------------------------------------------------------------------

   2001
   Net revenue                       $139,060   $17,427     $156,487
   Long-lived tangible assets          19,193       992       20,185
   Deferred tax asset                   1,167        --        1,167
   --------------------------------------------------------------------

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

   RISK FACTORS

   WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOWS AND WE MAY NOT BECOME PROFITABLE IN THE FUTURE, WHICH COULD RESULT IN OUR INABILITY TO CONTINUE OPERATIONS IN THE NORMAL COURSE OF BUSINESS.


   Historically we have suffered losses and have not generated positive cash flows from operations.  This raised doubt in the past
about our ability to continue as a going concern.   As of December 31,
2003, as a result of the reduced settlement payment of the our debt obligations to IBM, the conversion to equity of our obligations under the Debentures, and the sale of 30.0 million shares of our common stock under our 30.0 million share offering, we have mitigated the substantial doubt regarding our ability to continue as a going concern.

   Excluding a gain on the extinguishment of debt of $70.1 million, we incurred a net loss from continuing operations for the year ended December 31, 2003, of $66.5 million and we incurred net losses from continuing operations of $113.9 million and $188.6 million for the years ended December 31, 2002 and 2001, respectively. Our consolidated operating activities used cash of $11.4 million, $3.9 million and $18.0 million during 2003, 2002 and 2001, respectively. We have funded our operating cash requirements, as well as our capital needs, during these periods with the proceeds from our investing and/or our financing activities.

   As of December 31, 2003, we reported minimal revenues from the sales of our Digital Angel(TM), VeriChip(TM) and Bio Thermo(TM) products and we have had no sales of our Thermo Life(TM) and PLD products. As of December 31, 2003, we had a consolidated cash balance of $10.2 million, which we believe, along with other sources of funds, will provide us with sufficient working capital for the twelve months ending December 31, 2004. However, beyond that time frame, we believe that absent significant improvement in the sales of these advanced technology products, our business operations are unlikely to provide sufficient cash flow to support our operational requirements. Our profitability and liquidity depend on many factors including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies. Our ability to achieve profitability and/or generate positive cash flows from operations is predicated upon numerous factors with varying levels of importance as follows:

   * First, we will attempt to successfully implement our business plans, manage expenditures according to our budget, and generate positive cash flow from operations;

   * Second, we will attempt to develop an effective marketing and sales strategy in order to grow our business and compete successfully in our markets;

   * Third, we will attempt to obtain the necessary approvals to expand the market for the VeriChip product in order to improve the product's salability;

   * Fourth, we will attempt to realize positive cash flow with respect to our investment in Digital Angel Corporation in order to provide us with an appropriate return on our investment; and

   * Finally, we will attempt to complete the development of the Digital Angel and PLD products.


   If we are not successful in managing these factors and achieving these goals, it could have a material adverse effect on our business, financial condition and results of operations, which could result in our inability to continue operations in the normal course of business.

   OUR FAILURE TO GENERATE POSITIVE CASH FLOW FROM OPERATIONS WILL
HAVE A SUBSTANTIAL NEGATIVE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Our operating activities did not provide positive cash flow during 2003, 2002 and 2001. Our sources of liquidity may include proceeds from the sale of common stock and preferred shares, proceeds from the sale of businesses, proceeds from the sale of the Digital Angel Corporation common stock owned by us, proceeds from the sale of the Company's stock issued to Digital Angel Corporation under the Share Exchange Agreement, proceeds from accounts receivable and inventory financing arrangements, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings, which may not be available to us on favorable terms. In the future, if we fail to generate positive cash flow from operations, it will have a materially adverse effect on our business, financial condition and results of operations.

   IF WE ARE DELISTED FROM THE SMALLCAP IN THE FUTURE IT MAY REDUCE THE LIQUIDITY OF OUR COMMON STOCK, WHICH WOULD IMPACT OUR ABILITY TO RAISE FUNDS IN THE EQUITY MARKETS, AND MAY REDUCE THE MARKET VALUE OF YOUR INVESTMENT.

   Our ability to remain listed on the SmallCap depends on our ability to satisfy applicable Nasdaq criteria including our ability to maintain a minimum bid price of $1.00 per share. Since November 12, 2002, our common stock has traded on the SmallCap under the symbol "ADSX. On January 6, 2004, the Nasdaq Listing Qualifications Panel notified us that we have been granted additional time to meet the requirements for continued inclusion on the SmallCap pursuant to an exception to the bid price requirement as set forth in Nasdaq Marketplace Rule 4310 (c) (4). As a result, we now have until July 25, 2004, to satisfy the minimum bid price requirement for continued listing, provided we continue to meet all of the other continued listing requirements. If our stock is delisted from the SmallCap, it may trade on the OTC Bulletin Board or another market or quotation system. If our common stock is delisted from the SmallCap, it may impact our ability to raise funds in the equity markets and it may reduce the demand for our common stock, which may result in an inability for our investors to readily sell their shares of our common stock, all of which may reduce the market value of your investment.

   WE WERE REQUIRED TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN CONNECTION WITH SEVERANCE AGREEMENTS WITH OUR FORMER EXECUTIVE OFFICERS AND DIRECTORS AND, AS A RESULT, YOUR INVESTMENT IN OUR COMMON STOCK HAS BEEN DILUTED, AND YOU MAY BE UNABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE AT WHICH YOU ACQUIRED THEM.

   On March 21, 2003, we entered into severance agreements with Richard J. Sullivan, our then Chairman of the Board of Directors and Chief Executive Officer, and Jerry C. Artigliere, our then Senior Vice President and Chief Operating Officer. The severance agreements provided for the issuance of 56.0 million and 4.8 million shares of our common stock to Richard Sullivan and Jerome Artigliere, respectively. We issued the shares to Richard Sullivan and Jerome Artigliere on March 1, 2004. In addition, stock options held by Richard Sullivan and Jerome Artigliere, which were exercisable for approximately 10.9 and 2.3 million shares of our common stock, respectively, were re-priced. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share, all of which have been exercised. As a result of the termination of Richard Sullivan's employment with us, a "triggering event" provision in the severance agreement we entered into with Garrett Sullivan, our former Vice Chairman of the Board (who is not related to Richard Sullivan), at the time of Garrett Sullivan's ceasing to serve in such capacity in December 2001, has been triggered. We negotiated a settlement of our obligations under Garrett Sullivan's severance agreement that required us to issue to him 7.5 million shares of our common stock. We issued the shares to Garrett Sullivan on February

17, 2004. The issuance of these shares to our former executive officers and directors, which have been approved by our shareholders, have resulted in an increase in the total number of our shares outstanding and, as a result, your investment in our common stock has been further diluted, and you may be unable to resell your shares at or above the price at which you acquired them.

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

   WE MAY BE REQUIRED TO ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK
IN CONNECTION WITH PRIOR AGREEMENTS, AND AS A RESULT, YOUR INVESTMENT IN OUR COMMON STOCK MAY BE FURTHER DILUTED.

   As of March 10, 2004, there were 502,893,991 shares of our common stock outstanding. Since January 1, 2001, we have issued a net aggregate of 401,407,290 shares of common stock, of which

   * 97,261,634 shares were issued in connection with acquisitions of businesses and assets;
   * 64,810,635 shares were issued upon conversion of our Series C Preferred Stock;
   * 27,699,598 shares were issued in connection with the Debentures;
   * 79,965,582 shares were issued in connection with two best-efforts offerings of our common stock through the efforts of a placement agent J.P. Carey Securities, Inc.;
   * 68,250,000 shares were issued in connection with three severance agreements with our former officers and directors; and
   * 19,800,000 shares were issued to Digital Angel Corporation under the terms of the Share Exchange Agreement.

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


   As of March 10, 2004, there were outstanding warrants and options to acquire up to 36,804,556 additional shares of our common stock. In addition, as of March 10, 2004, we had 7,574,506 additional shares of our common stock available to be issued in the future under our stock option plans, and we had 5,886,290 additional shares of our common stock available to be issued in the future under our Employee Stock Purchase Plan. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon exercise could have a negative impact on the value of your investment in our common stock.

   WE HAVE MADE SIGNIFICANT CHANGES TO OUR BUSINESS MODEL AND WE HAVE EXPANDED INTO DIFFERENT PRODUCT LINES INCLUDING NEW UNPROVEN
TECHNOLOGIES AND OUR NEW BUSINESS MODEL MAY NOT BE SUCCESSFUL.

   During the past few years, we have made significant changes to our business model as a result of a new business strategy and the expansion into different product lines including new unproven technologies such as Digital Angel, VeriChip and Thermo Life. If we are not successful in implementing our new business model and developing and marketing our new technology products, our advanced technology products may not gain sufficient market acceptance to be profitable or otherwise be successful and the market price of our securities will most likely decrease.

   WE RELY HEAVILY ON OUR REVENUES DERIVED FROM OUR FEDERAL
TELECOMMUNICATIONS BUSINESS, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN, ORDERS FROM THE UNITED STATES GOVERNMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Approximately $37.1 million, or 83.2%, $31.3 million, or 74.7%, and $27.4 million, or 61.5%, of our Advanced Technology segment's revenue for the years 2003, 2002 and 2001, respectively, were generated by our wholly-owned subsidiary, Computer Equity Corporation. Approximately 99.3%, 99.1% and 77.7% of Computer Equity Corporation's revenue for the years 2003, 2002 and 2001, respectively, were generated through sales to various agencies of the United States federal government. Computer Equity Corporation provides telecommunications products and services and holds less than one percent of the federal telecommunications market share. Computer Equity's business is highly competitive, and we expect that the competitive pressures it faces will not diminish in the future. Many of our competitors have greater financial, technological, marketing and other resources than we do. The loss of, or a significant reduction in, federal telecommunications orders could have a material adverse effect on our financial condition and results of operations.

   DIGITAL ANGEL CORPORATION COMPETES WITH OTHER COMPANIES IN THE
VISUAL AND ELECTRONIC IDENTIFICATION MARKET, AND THE PRODUCTS SOLD BY ITS COMPETITORS COULD BECOME MORE POPULAR THAN ITS PRODUCTS OR RENDER ITS PRODUCTS OBSOLETE, WHICH COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The market for visual and electronic identification for companion animals and livestock is highly competitive. We believe that our principal competitors in the visual identification market for livestock are AllFlex USA and Y-Tex Corporation, and that our principal competitors in the electronic identification market that have developed permanent electronic identification devices for the companion animal market are AllFlex USA, Datamars SA and Avid Plc. In addition, other companies could enter this line of business in the future. Some of Digital Angel Corporation's competitors have substantially greater financial and other resources than it does. Digital Angel Corporation may not be able to compete successfully with those competitors, and those competitors may develop or market technologies and products that are more widely accepted than Digital Angel Corporation's products or that could render its products obsolete or noncompetitive, which could have a material adverse affect on our financial condition and results of operations.

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

   WE DEPEND ON OUR SMALL TEAM OF SENIOR MANAGEMENT AND KEY
PERSONNEL, AND WE MAY HAVE DIFFICULTY ATTRACTING AND RETAINING
ADDITIONAL PERSONNEL, AND THE LOSS OF THE SERVICES OF ANY ONE OF THEM COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

   On December 31, 2003, the book value of our inventory was $9.5 million as compared to a book value of $6.4 million as of December 31,
2002.   We attribute the increase to an increase in work-in-process related to government contract projects and the accumulation of inventory by Digital Angel Corporation in anticipation of future sales. Our success depends in part on our ability to purchase inventory at attractive prices relative to its resale value and our ability to turn our inventory rapidly through sales. If we pay too much or hold inventory too long, we may be forced to sell our inventory at a discount or at a loss or write down its value, and our business could be materially adversely affected.

   DIGITAL ANGEL CORPORATION MAY NOT HAVE SUFFICIENT FUNDS TO REPAY ITS OBLIGATIONS TO LAURUS WHEN THEY BECOME DUE.

   Digital Angel Corporation may not have sufficient funds to repay Laurus when its debt obligations to Laurus become due. Accordingly, it may be required to obtain the funds necessary to repay these obligations either through refinancing, the issuance of additional equity or debt securities or the sale of assets. Digital Angel Corporation may be unable to obtain the funds needed, if any, to repay the obligations from any one or more of these other sources on favorable economic terms or at all. If Digital Angel Corporation is unable to obtain funds to repay this indebtedness, it may be forced to dispose of its assets or take other actions on disadvantageous terms, which could result in losses to Digital Angel Corporation and could have a material adverse effect on our financial condition and results of operations.

   THE TERMS OF DIGITAL ANGEL CORPORATION'S DEBT OBLIGATIONS TO
LAURUS SUBJECT US TO THE RISK OF FORECLOSURE ON SUBSTANTIALLY ALL OF DIGITAL ANGEL CORPORATION'S ASSETS.

   To secure the payment of all obligations owed to Laurus, Digital Angel Corporation has granted to Laurus a security interest in and lien upon all of its property and assets, whether real or personal, tangible or intangible, whether now owned or hereafter acquired, or in which it now has, or at any time in the future may acquire, any right, title or interest. The occurrence of an event of default under any of its obligations would subject Digital Angel Corporation to foreclosure by Laurus on substantially all of its assets to the extent necessary to repay any amounts due. Any such defaults and resulting foreclosure would have a material adverse effect on our financial condition.

   INFOTECH USA, INC. MAY NOT BE SUCCESSFUL IN OBTAINING A
REPLACEMENT FOR ITS IBM CREDIT FACILITY, WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

   The InfoTech USA, Inc. segment finances its accounts receivable and inventory. Its current financing arrangement with IBM Credit provides financing on inventory purchases up to $1.8 million. Borrowing for purchases is based upon 75% of all eligible receivables due within 90 days and up to 100% of all eligible inventories. Borrowings under the financing arrangement with IBM Credit were $0.8 million at December 31, 2003. On September 5, 2003, InfoTech USA, Inc. received a letter from IBM Credit constituting their formal notice of termination of the agreement. The effective date of such termination, which was originally set for March 10, 2004, has been extended until April 9, 2004. InfoTech USA, Inc. is currently in the process of securing other financing and expects to replace its financing arrangement prior to the termination date set by IBM Credit. However, if InfoTech USA, Inc. is not successful in obtaining a replacement for the IBM Credit financing arrangement, which is needed to fund its operations in the coming year and beyond, InfoTech USA, Inc. may not be able to continue in the ordinary course of business, which would have a material adverse impact on our financial condition, results of operations and cash flows.

   THE ISSUANCES OF COMMON STOCK TO THIRD PARTIES BY DIGITAL ANGEL CORPORATION GIVE RISE TO A REDUCTION OF OUR OWNERSHIP INTEREST AND MAY RESULT IN SIGNIFICANT LOSSES, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

   Gains where realizable and losses on issuance of shares of stock by our consolidated subsidiary, Digital Angel Corporation, are reflected in our Consolidated Statement of Operations. These gains and losses result from the difference between the carrying amount of the pro-rata share of our investment in Digital Angel Corporation and the net proceeds from the issuances of the stock. In the past, the issuances of stock to third parties by Digital Angel Corporation have also given rise to losses as a result of the reduction of our interest ownership in Digital Angel Corporation. Future stock issuances to third parties by

Digital Angel Corporation, including upon the exercise of stock options and warrants, the conversions of debt or the conversion of Digital Angel Corporation's Series A Preferred Stock issued in connection with the OuterLink acquisition, will further dilute our ownership percentage, which may give rise to significant losses, and/or our inability to consolidate the operations of Digital Angel Corporation. If we incur such losses and/or become unable to consolidate the operation of Digital Angel Corporation, it could have a material adverse impact on our financial condition and results of operations.

   DIGITAL ANGEL CORPORATION DEPENDS ON A SINGLE PRODUCTION
ARRANGEMENT WITH RAYTHEON CORPORATION FOR OUR PATENTED SYRINGE-
INJECTABLE MICROCHIPS WITHOUT THE BENEFIT OF A FORMAL WRITTEN AGREEMENT, AND THE LOSS OF OR ANY SIGNIFICANT REDUCTION IN THE PRODUCTION COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

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

   IF WE DO NOT PREVAIL IN ONGOING LITIGATION WE MAY BE REQUIRED TO PAY SUBSTANTIAL DAMAGES.

   In addition to the litigation described under Legal Proceedings beginning on page 40, we are party to various legal actions as either plaintiff or defendant in the ordinary course of business. The ultimate outcome of these actions and the estimates of the potential future impact on our financial position, cash flows or results of operations for these proceedings could have a material adverse effect on our business. In addition, we will continue to incur additional legal costs in connection with pursuing and defending such actions.

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

   Some of our current or future products may be subject to government regulation and, in some cases, pre-approval. By letter dated October 17, 2002, the FDA issued a determination that the VeriChip product is not a medical device under Section 513(g) of the Federal Food, Drug and Cosmetic Act with respect to its intended security, financial and personal identification/safety applications. However, the FDA further stated in its determination letter that with respect to the use of the VeriChip product in health information applications, VeriChip is a medical device subject to the FDA's jurisdiction. On November 8, 2002, we received a letter from the FDA, based upon correspondence from us to the FDA, warning us not to market VeriChip for medical applications. While we currently intend to market and distribute the VeriChip product for security, financial and personal identification/safety applications, in the future, we plan to expand our marketing and distribution efforts to healthcare information applications of the product, subject to any and all necessary FDA and other approvals. Our future failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution, any of which could have a material adverse effect on us.

   DIGITAL ANGEL CORPORATION IS SUBJECT TO GOVERNMENT REGULATION AND ANY ACTION ON THE PART OF REGULATORS COULD HAVE A MATERIAL ADVERSE EFFECT ON DIGITAL ANGEL CORPORATION'S BUSINESS.

   Digital Angel Corporation is subject to federal, state and local regulation in the United States and other countries, and it cannot predict the extent to which it may be affected by future legislative and other regulatory developments concerning its products and markets. Digital Angel Corporation develops, assembles and markets a broad line of electronic and visual identification devices for the companion animal, livestock and wildlife markets. Digital Angel Corporation's readers must and do comply with the FCC Part 15 Regulations for Electromagnetic Emissions, and the insecticide products purchased and resold by Digital Angel Corporation have been approved by the U.S. Environmental Protection Agency (EPA) and are produced under EPA regulations. Sales of insecticide products are incidental to Digital Angel Corporation's primary business and do not represent a material part of its operations or revenues. Digital Angel Corporation's products also are subject to compliance with foreign government agency requirements. Digital Angel Corporation's contracts with its distributors generally require the distributor to obtain all necessary regulatory approvals from the governments of the countries into which they sell Digital Angel Corporation's products. However, any such approval may be subject to significant delays. Some regulators also have the authority to revoke approval of previously approved products for cause, to request recalls of products and to close manufacturing plants in response to violations. Any actions by these regulators could materially adversely effect Digital Angel Corporation's business.

   CERTAIN FACTORS COULD IMPAIR DIGITAL ANGEL CORPORATION'S ABILITY TO DEVELOP AND SELL ITS PRODUCTS IN CERTAIN MARKETS.

   The electronic animal identification market can be negatively affected by such factors as food safety concerns, consumer perceptions regarding cost and efficacy, international technology standards, national infrastructures, and slaughterhouse removal of microchips. The occurrence of any of these factors could prevent Digital Angel Corporation from selling, or materially impair its ability to sell, its products in certain markets and could negatively affect our business.

   WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS FROM THE USE OF OUR PRODUCTS THAT COULD RESULT IN COSTS OR DAMAGES PAYABLE BY US ADVERSELY EFFECTING OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS.

   Manufacturing, marketing, selling, and testing our products under development entail a risk of product liability. We could be subject to product liability claims in the event our products or products under development fail to perform as intended. Even unsuccessful claims could result in the expenditure of funds in litigation and the diversion of management time and resources and could damage our reputation and impair the marketability of our products. While we maintain liability insurance, it is possible that a successful claim could be made against us, that the amount of indemnification payments or insurance would not be adequate to cover the costs of defending against or paying such a claim, or that damages payable by us would have a material adverse effect on our business, financial condition, and results of operations.

   THE DIGITAL ANGEL AND PLD TECHNOLOGIES ARE NOT DEVELOPED FOR
COMMERCIAL DEPLOYMENT AND THERE IS NO CERTAINTY THAT THEY WILL BE
SUCCESSFULLY MARKETED.

   Our ability to develop and commercialize products based on the Digital Angel and PLD proprietary technologies will depend on our ability to develop our products internally on a timely basis. However, there is no certainty that these technologies will be developed, and if developed, that they will be successfully marketed.

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

   Forward-looking statements include, but are not limited to:

   * our working capital requirements over the next twelve months;

   * our growth strategies including, without limitation, our ability to deploy our products and services including
        Digital Angel(TM), Thermo Life(TM), VeriChip(TM), Bio-
        Thermo(TM) and PLD;

   *    anticipated trends in our business and demographics;

   * the ability to obtain regulatory agencies' approvals including but not limited to FDA approval regarding
        VeriChip;

   *    the ability to hire and retain skilled personnel;

   *    relationships with and dependence on technological partners;

   *    uncertainties relating to customer plans and commitments;

   * our ability to successfully integrate the business operations of acquired companies;

   *    our future profitability and liquidity;

   * governmental export and import policies, global trade policies, worldwide political stability and economic growth; and

   *    regulatory, competitive or other economic influences.

   In some cases, you can identify forward-looking statements by terms such as "will likely result," "are expected to," "will continue," "is anticipated," "projects," "target," "goal," "plans," "objective," "may," "should," "could," "would," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "hopes," and similar expressions intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from estimates or forecasts contained in the forward-looking statements. Some of these risks and uncertainties are beyond our control. Also, these forward-looking statements represent our estimates and assumptions only as of the date the statement was made. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of.

   RAW MATERIALS AND SUPPLIES

   To date, we have not been materially adversely affected by the inability to obtain raw materials or products. Our principal manufacturing subcontractors and suppliers by segment are as follows:

   Advanced Technology Segment

   Principal Suppliers
   -------------------

   Computer Equity Corporation's major suppliers are Anixter, NEC America, Inc., Graybar Electric, Koss Comm Systems, Inc., and Accu-Tech, among others. Computer Equity Corporation does not enter into contracts with its suppliers. Computer Equity Corporation is generally obligated to make net payments to its suppliers within 30 days of the suppliers' invoice date.

   The VeriChip product is licensed from Digital Angel Corporation under an exclusive product and technology license with a remaining term until March 2013.

   Digital Angel Corporation Segment

   Principal Suppliers
   -------------------

   Our Digital Angel Corporation segment relies solely on a production arrangement with Raytheon Corporation for the assembly of its patented syringe-injectable microchips, which are used in all of our implantable electronic identification products. The loss of, or any significant reduction in, the production could have an adverse effect on our and Digital Angel Corporation's businesses. In addition to Raytheon, Digital Angel Corporation's principal suppliers are TSI Molding, Inc., Motorola Ltd., EM Microelectronics-Marin SA, and Elder Industries. Digital Angel Corporation does not have contracts or supply arrangements with these suppliers.

   InfoTech USA, Inc. Segment

   Principal Suppliers
   -------------------

   Over 74.7% of InfoTech USA, Inc.'s purchases during 2003 were from its top four suppliers as follows: Ingram, 38.3%, IBM, 17.7%, Tech Data, 9.5%, Compaq, 9.2%. InfoTech USA, Inc. does not enter into contracts with its suppliers and is generally obligated to make net payments to its suppliers within 30 days of the suppliers' invoice date.

   SEASONALITY

   No material portion of our business is considered to be seasonal.

   EMPLOYEES

   At March 10, 2004, we and our subsidiaries employed approximately 403 employees.

   BACKLOG

   At March 10, 2004, we and our subsidiaries had a backlog of approximately $34.7 million. We expect the entire backlog at March 10, 2004, to be filled in 2004 and 2005.

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

   GOVERNMENT REGULATION

   We are subject to federal, state and local regulation in the United States, including the FDA and Federal Communications Commission. We are also subject to regulation by government entities in other countries.

   UNITED STATES REGULATION

   Advanced Technology Segment

   The FDA ruled in October 2002, that VeriChip is a regulated medical device when marketed to provide information to assist in the diagnosis or treatment of injury or illness. On October 29, 2003, we announced that we had submitted a 510(k) application to the FDA seeking the FDA's approval to market VeriChip's healthcare information applications in the United States. If approval is obtained, we plan to market VeriChip for healthcare information applications under the name VeriMed(TM).

   Digital Angel Corporation Segment

   Animal products for food producing animals have been reviewed by the FDA's Center for Veterinary Medicine and the FDA has determined that Digital Angel Corporation's product, as presently configured, is unregulated. As of December 31, 2003, Digital Angel Corporation's products do not incorporate FDA regulated components. However, any applications directly related to medical information will require FDA approval. The FCC has also approved certain Digital Angel Corporation products. Digital Angel Corporations insecticide products require approval by the United States Environmental Protection Agency, which has been obtained.

   The FCC has licensed Digital Angel Corporation to operate a limited coast, high frequency single-side-band (SSB) radio station.
This radio station is used in connection with the Medical Systems division's maritime services. The United States Department of Justice and the United States Drug Enforcement Administration (DEA) also monitor Digital Angel Corporation's distribution of controlled substances. The DEA and the Maryland Board of Pharmacy have licensed Digital Angel Corporation for the distribution of pharmaceuticals. Digital Angel Corporation does not hold any medical licenses, but it uses the services of licensed physicians.

   Digital Angel Corporation is also in compliance with the Health Insurance Portability and Accountability Act (HIPAA), which took effect on April 15, 2003. HIPAA requires Digital Angel Corporation to maintain the privacy of its customers' medical information.

   REGULATION ABROAD

   Our products are subject to compliance with applicable regulatory requirements in those foreign countries where our products are sold. The contracts we maintain with our distributors in these foreign countries generally require the distributor to obtain all necessary regulatory approvals from the governments of the countries in which these distributors sell our products.

   ITEM 2. PROPERTIES

   Our corporate headquarters is located in Palm Beach, Florida. At March 10, 2003, we were obligated under leases for approximately 163,614 square feet of facilities, of which 109,150 square feet was for office facilities and 54,464 square feet was for factory and warehouse space. These leases expire at various dates through 2042. In addition, we owned 111,977 square feet of office and manufacturing facilities, of which 78,800 square feet were for manufacturing, factory and warehouse use and 33,177 square feet was for office space.

   The following table sets forth our owned and leased properties by business divisions:

                                                 Factory/
                                                 --------
                                    Office      Warehouse       Total
                                    ------      ---------       -----
                                         (amounts in square feet)
Advanced Technology                 56,005        13,464        69,469
Digital Angel Corporation           56,621       118,800       175,421
InfoTech USA, Inc.                   9,119         1,000         9,119
All Other                               --            --            --
Corporate (1)                       20,582            --        20,582
                                   -------       -------       -------
Continuing Operations              142,327       133,264       275,591
Discontinued Operations                 --            --            --
                                   -------       -------       -------
         Total                     142,327       133,264       275,591
                                   =======       =======       =======

      The following table sets forth the principal locations of our properties:

                                                 Factory/
                                                 --------
                                    Office      Warehouse       Total
                                    ------      ---------       -----
                                         (amounts in square feet)
California                          27,649            --        27,649
Florida                              3,894            --         3,894
Louisiana                               --            --            --
Maryland                            15,000         4,800        19,800
Massachusetts                       10,471                      10,471
Minnesota                            6,000        74,000        80,000
New Hampshire                       15,856         5,464        21,320
New Jersey (1)                      20,838         1,000        21,838
New York                             1,969            --         1,969
Ohio                                    --            --            --
Virginia                            18,500         8,000        26,500
United Kingdom                      22,150        40,000        62,150
                                   -------       -------       -------
         Total                     142,327       133,264       275,591
                                   =======       =======       =======

(1) Includes office space leased to others.

   In June 2001, the FASB issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (FAS 143), which is effective for fiscal years beginning after June 15, 2002. FAS 143 requires legal obligations associated with the retirement of long- lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, the cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. We adopted FAS 143 on January 1, 2003. Application of the new rules did not have any impact on our financial position and results of operations, as we do not currently have any legal obligations associated with the retirement of long-lived assets or leased facilities.

   ITEM 3.   LEGAL PROCEEDINGS

   We, and certain of our subsidiaries, are parties to various legal actions as either plaintiff or defendant and accordingly, we have recorded certain reserves in our financial statements as of December 31, 2003. In our opinion, these proceedings are not likely to have a material adverse affect on our financial position, our cash flows or our overall trends in results. The estimate of the potential impact on our financial position, our overall results of operations or our cash flows for these proceedings could change in the future.

   On January 31, 2002, Treeline, Inc. filed a complaint in the Common Pleas Court of Cuyahoga County, Ohio against us, and one of our subsidiaries, STR, Inc., now known as ARJANG, Inc. ("STR") and another defendant who was formerly an executive of STR, alleging that STR breached its lease agreement with Treeline, Inc. in connection with a facility no longer being used by us. On May 15, 2003, we settled the dispute with Treeline, Inc., subject to certain conditions subsequent. The settlement provided for the issuance of
1.1 million shares of our common stock, subject to price protection provisions under the settlement agreement. The Securities and Exchange Commission declared our registration statement registering the 1.1 million shares issued in connection with this settlement effective on September 10, 2003.

   On March 31, 2002, 510 Ryerson Road, Inc. filed a lawsuit against us and one of our subsidiaries in connection with a lease for a facility that we vacated prior to the expiration of the lease and which is no longer in use. The plaintiffs demanded relief in the amount of $2.0 million. We have entered into a settlement agreement with the plaintiffs pursuant to which we issued to the plaintiff shares having a value of approximately $1.1 million plus interest. The shares were issued on February 17, 2004.

   On May 20, 2002, a purported securities fraud class action was filed against us and one of our directors. In the following weeks, fourteen virtually identical complaints were consolidated into a single action, In re Applied Digital Solutions Litigation, which was filed in the United States District Court for the Southern District of Florida. In March 2003, we entered into a memorandum of understanding to settle the pending lawsuit. The settlement of $5.6 million will be entirely covered by proceeds from insurance, and is subject to approval by the District Court. In December 2003, the District Court issued a preliminary approval of the class action settlement and directed that Class Members be given notice of the Settlement. The final hearing, at which the Court will consider whether to issue its final approval and enter final judgment, is set for March 19, 2004.

   On October 22, 2002, Anat Ebenstein, InfoTech USA, Inc.'s former Chief Executive Officer, filed a complaint against us and InfoTech USA, Inc. and certain officers and directors in connection with the termination of her employment. The complaint filed in the Superior Court of New Jersey, Mercer County, seeks compensatory and punitive damages of $1.0 million arising from an alleged improper termination. The action is currently in the discovery stage. We believe that a portion of any ultimate damages may be covered under insurance.

   On October 22, 2003, Melvin Maudlin (the "Plaintiff"), a former employee at our subsidiary, Pacific Decision Sciences Corporation ("PDSC"), filed suit in the Superior Court of California against PDSC, Hark Vasa and us in connection with a purported trust agreement involving PDSC which, according to the Plaintiff provides that he is to receive monthly payments of $10,000 for approximately 17 years. The Plaintiff has obtained a pre-judgment right to attach order in the amount of his total claim of $2.1 million, and subsequently obtained a purported writ of attachment of certain PDSC assets. The suit has not materially affected PDSC's ability to operate its business but could affect such operations in the future. Discovery has not yet begun, and no trial date has been set. We intend to vigorously defend this suit.

   In February 2003, an action was filed in Middlesex County Superior
Court in the Commonwealth of Massachusetts. Digital Angel Corporation's subsidiary, OuterLink (OuterLink was acquired in January 2004), as well as a significant stockholder of OuterLink and a principal of the significant stockholder are named as defendants. Such principal was a director of OuterLink. The complaint alleged breach of an August 25, 1999 employment contract. The plaintiff was President and Chief Executive Officer of OuterLink from July 1999 through August 2002. The Complaint seeks damages based principally on a contractual severance provision that allegedly provided for four months of compensation for every year or fraction thereof served prior to termination. At the time of termination, the complaint alleges that the plaintiff's salary was approximately $0.3 million per year. The Defendants answered denying all liability and asserting a counterclaim. Discovery will be completed in this matter shortly and the Defendants intend to vigorously defend this matter and pursue their counterclaim. The ultimate outcome of this proceeding cannot be predicted at this time and we are currently unable to determine the potential effect of this litigation on our consolidated financial position, results of operation or cash flows.

   In June, 2002, eResearch Technology, Inc. f/k/a Premier Research Worldwide, Ltd. ("ERT") commenced a proceeding in the United States District Court for the District of New Jersey against U.S. Bank National Association ("US Bank") and Digital Angel Corporation. This suit was commenced to pursue alleged damages of approximately $0.4 million due to the Digital Angel Corporation and US Bank's alleged failure to register transfers of restricted Digital Angel Corporation's common stock sold by ERT in May 2002. Digital Angel Corporation has agreed to indemnify US Bank for all damages and reasonable costs relating to this litigation. Digital Angel Corporation has asserted a counterclaim against ERT based on ERT's breach of a license agreement and services agreements between the parties that resulted in the original issuance of approximately 0.6 million restricted shares of Digital Angel Corporation's common stock to ERT. The damages to Digital Angel Corporation exceed $4 million and this amount does not include the share of profits which Digital Angel Corporation seeks to recover had ERT not breached the agreements. Further, the alleged damages sought by the Plaintiff in this matter do not take into account plaintiff's duty to mitigate damages, which if discharged, would have resulted in a profit to ERT. The ultimate outcome of this proceeding cannot be predicted at this time, and we are currently unable to determine the potential effect of this litigation on our consolidated financial position, results of operation or cash flows.

   In February 2004, Electronic Identification Devices, Ltd. ("EID") commenced a Declaratory Judgment Action against Digital Angel Corporation in the United States District Court for the Western District of Texas. This action seeks a declaration of patent non-infringement relating to Digital Angel Corporation's syringe implantable identification transponders. Monetary damages are not being sought. The lawsuit alleges that Plaintiff EID has developed a new transponder that it believes does not infringe on Digital Angel Corporation's patent. The lawsuit acknowledges that Digital Angel Corporation obtained a Judgment of Infringement and two Contempt Orders against EID based on selling certain systems that infringed on Digital Angel Corporation's patent in 1997, 1998 and 1999. Digital Angel Corporation has not yet answered the Complaint and given the very early stage of this matter, the ultimate outcome of this proceeding cannot be predicted at this time.

   We are not subject to any environmental or formal governmental proceedings.

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   We did not submit any matters to a vote of security holders during the fourth quarter of 2003.

                                   PART II


   ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

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

                                              HIGH        LOW
                                              ----        ---
     2002
     First Quarter                           $0.55       $0.28
     Second Quarter                           2.40        0.29
     Third Quarter                            0.84        0.03
     Fourth Quarter                           0.70        0.36

     2003
     First Quarter                           $0.64       $0.18
     Second Quarter                           0.61        0.35
     Third Quarter                            0.55        0.37
     Fourth Quarter                           0.50        0.28

   HOLDERS

   According to the records of our transfer agent, as of March 10, 2004, there were approximately 2,661 holders of record of our common stock.

   DIVIDENDS

   We have never paid cash dividends on our common stock. The decision whether to apply legally available funds to the payment of dividends on our common stock will be made by our Board of Directors from time to time in the exercise of its business judgment.

   RECENT SALES OF UNREGISTERED SECURITIES

   The following table lists all unregistered securities sold by us during the year ended December 31, 2003, which have not previously been reported. These shares were issued in connection with the earnout provisions of an acquisition agreement, employee stock options and payment of directors' fees. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or Rule 506 of Regulation D promulgated thereunder.

                                                  Aggregate                                           Number of
                                                  Amount of    Number of                                Common
      Name/Entity/Nature         Date of Sale   Consideration   Persons    Note     Issued For          Shares
-----------------------------------------------------------------------------------------------------------------
Steven Couture                  October 2003      $138,832         1       (1)      Earnout             326,111
Jeffrey Couture                 October 2003       134,750         1       (1)      Earnout             316,520
Raymond Maggi                   October 2003       134,750         1       (1)      Earnout             316,520
Applied Digital Solutions,
Inc.'s Directors, Officers and                                                      Employee stock
Employees                       November 2003           --      Various    (2)      options           6,720,000

Dan Penni                       November 2003       42,000         1       (3)      Services             93,333
Art Noterman                    November 2003       39,356         1       (3)      Services             87,457
Connie Weaver                   November 2003       47,778         1       (3)      Services            106,173
Angel Sullivan                  November 2003       10,000         1       (3)      Services             22,222
Michael Zarriello               November 2003       11,034         1       (3)      Services             24,519
                                                -------------                                       -------------
  Total                                           $558,500                                            8,012,855
                                                =============                                       =============

     (1) Represents shares issued to the shareholder in connection with the "earnout" provision of the agreement of sale relating to a prior private transaction directly negotiated by the shareholder in connection with the sale of their business to us, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The earnout provision provided for post-closing compensation to the shareholder based on the post-closing performance of the acquired company's business.

     (2) Represents options granted under our 2003 Flexible Stock Plan. No consideration has been received in connection with these options as none have been exercised.

     (3) Represents shares issued in lieu of cash payments for all or a portion of the director's fees for the second, third and fourth quarters of 2001, for the year ended December 31, 2002, and for the first, second and third quarters of 2003. The certificates representing the shares were legended to indicate that they were restricted.

   ITEM 6. SELECTED FINANCIAL DATA

   The following table of selected financial data should be read in conjunction with our consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information appearing elsewhere in this Annual Report. The Summary of Operations data set forth below for each of the years in the three-year period ended December 31, 2003, and the Summary of Balance Sheet Data as of December 31, 2003 and 2002, were derived from, and qualified by reference to, our financial statements appearing elsewhere in this Annual Report. The Summary of Operations data for the years ended December 31, 2000 and 1999, and the Summary of Balance Sheet Data as of December 31, 2001, 2000 and 1999, are derived from audited financial statements not included herein.

                                                         FOR THE FISCAL YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------
                                               2003          2002         2001           2000        1999
                                               ----          ----         ----           ----        ----
                                                       (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Net revenue                                  $95,267      $ 100,212    $ 156,487     $ 135,007     $129,064
Cost of products and services sold            66,447         68,562      110,677        82,968       75,442
                                             -------      ---------    ---------     ---------     --------
 Gross profit                                 28,820         31,650       45,810        52,039       53,622
 Selling, general and administrative
  expense                                     56,656         66,450      102,316        61,996       58,960
 Research and development expense              6,255          4,130        8,783         2,745           --
 Depreciation and amortization                 1,754          3,929       28,061        10,580        5,417
 Asset impairment restructuring and
  unusual costs                                5,442         69,382       71,719         6,383        2,550
(Gain) loss on extinguishment of debt        (70,064)            --       (9,465)           --          249
Loss (gain) on sales of subsidiaries and
 assets                                          330           (132)       6,058          (486)     (20,075)
 Interest and other income                    (1,115)        (2,356)      (2,076)       (1,095)        (422)
 Interest expense                             22,736         17,524        8,555         5,901        3,478
                                             -------      ---------    ---------     ---------     --------
 Income (loss) from continuing
  operations before provision (benefit)
  for taxes, minority interest, losses
  attributable to capital
  transactions of subsidiary and
  equity in net loss of affiliate              6,826       (127,277)    (168,141)      (33,985)       3,465
 Provision (benefit) for income taxes          1,702            326       20,870        (5,040)       1,091
                                             -------      ---------    ---------     ---------     --------
 Income (loss) from continuing
  operations before minority interest,
  losses attributable to capital
  transactions of subsidiary and equity
  in net loss of affiliate                     5,124       (127,603)    (189,011)      (28,945)       2,374
 Minority interest                            (5,180)       (18,474)        (718)          229          (46)
 Net loss on capital transactions of
  subsidiary                                     244          2,437           --            --           --
 Loss attributable to changes in minority
  interest as a result of capital
  transactions of subsidiary                   6,535          2,048           --            --           --
 Equity in net loss of affiliate                  --            291          328            --           --
                                             -------      ---------    ---------     ---------     --------
 Income (loss) from continuing operations      3,525       (113,905)    (188,621)      (29,174)       2,420
 Income (loss) from discontinued
  operations, net of income taxes                 --             --          213       (75,702)       3,012
 (Loss) income on disposal of
  discontinued operations, including
  provision for operating losses during
  phase-out period, net of income taxes         (382)         1,420      (16,695)       (7,266)          --
                                             -------      ---------    ---------     ---------     --------

 Net income (loss)                             3,143       (112,485)    (205,103)     (112,142)       5,432
 Preferred stock dividends and other              --             --       (1,147)         (191)          --
  Accretion of beneficial conversion
  feature of preferred stock                      --             --       (9,392)       (3,857)          --
                                             -------      ---------    ---------     ---------     --------
 Net income (loss) available to common
  shareholders                               $ 3,143      $(112,485)   $(215,642)    $(116,190)    $  5,432
                                             =======      =========    =========     =========     ========




                                                         FOR THE FISCAL YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------
                                               2003          2002         2001           2000        1999
                                               ----          ----         ----           ----        ----
Net income (loss) per common share - basic:
  Continuing operations                      $  0.01       $  (0.42)   $   (1.17)    $   (0.52)    $   0.06
  Discontinued operations                         --             --        (0.10)        (1.30)        0.06
                                             -------       --------    ---------     ---------     --------
    Net income (loss) per common
     share-basic                             $  0.01       $  (0.42)   $   (1.27)    $   (1.82)    $   0.12
                                             =======       ========    =========     =========     ========

Net income (loss) per common share -
 diluted:
  Continuing operations                      $  0.01       $  (0.42)   $   (1.17)    $   (0.52)    $   0.05
  Discontinued operations                         --             --        (0.10)        (1.30)        0.06
                                             -------       --------    ---------     ---------     --------
    Net income (loss) per common
     share-diluted                           $  0.01       $  (0.42)   $   (1.27)    $   (1.82)    $   0.11
                                             =======       ========    =========     =========     ========

Average common shares outstanding:
  Basic                                      361,781        269,232      170,009        63,825       46,814
  Diluted                                    372,989        269,232      170,009        63,825       50,086


                                                                   AS OF DECEMBER 31,
                                             --------------------------------------------------------------
                                               2003          2002         2001         2000          1999
                                               ----          ----         ----         ----          ----
                                                                 (AMOUNTS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                   $ 10,161       $  5,818     $  3,696     $  8,039      $  2,181
Restricted cash                                  765             --           --           --            --
Due from buyers of divested subsidiary            --             --        2,625           --        31,302
Property and equipment                         9,365          9,822       20,185       21,368         6,649
Goodwill                                      63,331         67,818       90,831      166,024        24,285
Net (liabilities) assets of discontinued
 operations                                   (9,545)        (9,368)      (9,460)       8,076        75,284
Total assets                                 114,262        117,233      167,489      319,451       186,605
Long-term debt                                 2,860          3,346        2,586       69,146        33,260
Total debt                                     8,996         85,225       86,422       74,374        62,915
Minority interest                             23,029         18,422        4,460        4,879         1,292
Redeemable preferred stock and option             --             --        5,180       18,620            --
Stockholders' equity (deficit)              $ 32,736        (36,092)      28,119      160,562        92,936

   Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142 Goodwill and Other Intangible Assets (FAS 142). FAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually.

   The following table presents the impact of FAS 142 on our selected financial data as indicated:

                                                                 YEAR ENDED     YEAR ENDED    YEAR ENDED
                                                                DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                                                    2001           2000          1999
                                                                    ----           ----          ----
          Net (loss) income available to common stockholders:
          Net (loss) income available to common stockholders
            as reported                                           $(215,642)     $(116,190)     $ 5,432
          Add back: Goodwill amortization                            21,312          9,415        2,602
          Add back: Equity method investment amortization             1,161             --           --
                                                                  ---------      ---------      -------
          Adjusted net (loss) income                              $(193,169)     $(106,775)     $ 8,034
                                                                  =========      =========      =======

          Earnings (loss) per common share - basic:
          Net (loss) income per share - basic, as reported        $   (1.27)     $   (1.82)     $  0.12
          Goodwill amortization                                        0.12           0.15         0.05
          Equity method investment amortization                        0.01             --           --
                                                                  ---------      ---------      -------
          Adjusted net (loss) income - basic                      $   (1.14)     $   (1.67)     $  0.17
                                                                  =========      =========      =======

          Earnings (loss) per common share - diluted:
          Net (loss) income per share - diluted, as reported      $   (1.27)     $   (1.82)     $  0.11
          Goodwill amortization                                        0.12           0.15         0.05
          Equity method investment amortization                        0.01             --           --
                                                                  ---------      ---------      -------
          Adjusted net (loss) income per share - diluted          $   (1.14)     $   (1.67)     $  0.16
                                                                  =========      =========      =======

   We have adopted Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (FAS 145), effective January 1, 2003. Under FAS 145, gains and losses on the extinguishment of debt are included as part of continuing operations. FAS 145 requires all periods presented to be consistent, and, as such, gains and losses on extinguishment of debt previously recorded as extraordinary must be reclassified from extraordinary treatment and presented as a component of continuing operations.

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

OVERVIEW

         Our business has evolved during the past few years. We grew significantly through acquisitions and since 1996 have completed 51 acquisitions. During the last half of 2001 and during 2002, we sold or closed many of the businesses we had acquired that we believed did not enhance our strategy of becoming an advanced technology development company. These companies were primarily telephone system providers, software developers, software consultants, networking integrators, computer hardware suppliers or were engaged in other businesses or had customer bases that we believed did not promote or complement our current business strategy. As of December 31, 2003, our business operations consisted of the operations of five wholly-owned subsidiaries, which we collectively refer to as the Advanced Technology segment, and two majority-owned subsidiaries, Digital Angel Corporation (AMEX:DOC), and InfoTech USA, Inc. (OTC:IFTH) (formerly SysComm International Corporation).

         Excluding the effects of a gain on the extinguishment of debt of $70.1 million, we incurred a consolidated loss from continuing operations of $66.5 million for the year ended December 31, 2003. We incurred consolidated losses from continuing operations of $113.9 million and $188.6 million, respectively, for the years ended December 31, 2002 and 2001, and as of December 31, 2003, we had an accumulative deficit of $413.9 million. Our consolidated operating activities used cash of $11.4 million, $3.9 million and $18.0 million during 2003, 2002 and 2001, respectively. Digital Angel Corporation incurred losses during 2003, 2002 and 2001, which are presented below. In addition, its operating activities used cash of $4.7 million, $2.7 million and $3.2 million during 2003, 2002 and 2001, respectively.

         The reduced settlement payment of our debt obligations to IBM Credit, the conversion to equity of our obligations under the Debentures, and the sale of 30.0 million shares of our common stock under our 30.0 million share offering, have been major factors mitigating concerns that existed about our ability to continue as a going concern. Our profitability and liquidity depend on many factors including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies. We have established a management plan intending to guide us in achieving profitability and positive cash flows over the twelve months ending December 31, 2004. The major components of our plan are as follows:

   o    to attempt to establish a sustainable positive cash flow business model;

   o to attempt to produce additional cash flow and revenue from our advanced technology products - Digital Angel(TM), Thermo Life(TM), VeriChip(TM), Bio-Thermo(TM) and PLD;

   o to generate additional liquidity through divestiture of business units and assets that are not critical to us;

   o to position Digital Angel Corporation for growth under the leadership of it new management team and through strategic acquisitions such as the recent OuterLink acquisition;

   o to generate additional liquidity for Digital Angel Corporation through the Share Exchange Agreement between us and Digital Angel Corporation;

   o to attempt to pair VeriChip Corporation with a complementary company that will bring experienced management, revenue and a synergistic customer base.

   Our management estimates that the above plan can be effectively implemented.

   BUSINESS SEGMENTS

   As a result of the merger of pre-merger Digital Angel and MAS on March 27, 2002, the significant restructuring of our business during 2002 and 2001, and our emergence as an advanced technology development company, we have re-evaluated and realigned our reporting segments. Effective January 1, 2002, we currently operate in three business segments: Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc., formerly SysComm International Corporation. Business units that were part of our continuing operations and that were closed or sold during 2002 and 2001 are reported as All Other. The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporate/Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions.

   Income (loss) from continuing operations before taxes, minority interest, losses attributable to capital transactions of subsidiary and equity in loss of affiliate from each of our segments during 2003, 2002 and 2001 was as follows (we evaluate performance based on stand-alone segment operating income as presented below):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                           2003         2002         2001
                                                           ----         ----         ----
                                                                   (IN THOUSANDS)
                                                                   --------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES,
  MINORITY INTEREST, LOSSES ATTRIBUTABLE TO CAPITAL
  TRANSACTIONS OF SUBSIDIARY AND EQUITY IN LOSS
  OF AFFILIATE BY SEGMENT:

ADVANCED TECHNOLOGY                                       $  (108)   $    (786)  $ (41,493)
DIGITAL ANGEL CORPORATION (1) (2)                          (9,753)     (76,439)    (16,262)
INFOTECH USA, INC. (3)                                     (3,052)        (422)     (1,322)
ALL OTHER                                                     298         (320)    (71,636)
"CORPORATE/ELIMINATIONS" (2) (4)                           19,441      (49,310)    (37,428)
                                                        -------------------------------------
TOTAL                                                     $ 6,826    $(127,277)  $(168,141)
                                                        =====================================

   (1) For Digital Angel Corporation, the loss for 2003 includes goodwill impairment of $2.4 million and impairment of certain other intangible assets of $0.6 million, and the loss for 2002 includes goodwill impairment of $62.2 million and impairment of certain software of $6.4 million.

   (2) For Digital Angel Corporation, amount for 2002 excludes $1.8 million of interest expense associated with our previous obligation to IBM Credit and $18.7 million of non-cash compensation expense associated with pre-merger Digital Angel options which were converted into options to acquire MAS stock, both of which have been reflected as additional expense in the separate financial statement of Digital Angel Corporation included in its Form 10-K dated December 31, 2003. These expenses are reflected in "Corporate/Eliminations" for 2002.

   (3) For InfoTech USA, Inc. the amount for 2003 includes a goodwill impairment charge of $2.2 million.

   (4) For "Corporate/Eliminations", the amount for 2003 includes extinguishment of debt of $70.1 million, as a result of the repayment in full of all of our obligations to IBM Credit on June 30, 2003, and $17.9 million of non-cash compensation expense resulting from severance agreements with certain former officers and directors.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

   Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on the amount reported in these financial statements. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. We believe our most critical accounting policies include revenue recognition, goodwill and other intangible assets, gains/losses attributable to capital transactions of subsidiary, stock-based compensation, warrants settleable in shares of Digital Angel Corporation's common stock owned by us, proprietary software in development, inventory obsolescence, and legal contingencies as explained below.

REVENUE RECOGNITION

   Advanced Technology Segment Revenue Recognition

   Computer Equity Corporation Revenue Recognition
   -----------------------------------------------

   The largest company in the Advanced Technology segment is Computer
Equity Corporation. This company supplies voice, data and video telecommunications networks and related products to government agencies. These products include voice mail, Internet cabling, phones and telephone wiring. Services are a minor part of the business and usually consist of small jobs such as phone moves. Computer Equity Corporation also receives monthly revenues from product related maintenance contracts, which revenues represent the smallest portion of its business. For product sales, we recognize revenue after the products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exists, revenue is recognized when such uncertainties are resolved. Hardware sales for products that are shipped to a customer's site and require modification or installation are recognized when the work is complete and accepted by the customer. We do not experience significant product returns, and therefore, management is of the opinion that no allowance for sales returns is necessary. We have no obligation for warranties on new hardware sales, because the manufacturer provides the warranty. Services and phone installation jobs are billed and the revenue recognized following the completion of the work and the receipt of a written acceptance from the customer. Revenue from maintenance contracts is recognized ratably over the term of the contract.

   Other Advanced Technology Segment Companies Revenue Recognition (Excluding
   --------------------------------------------------------------------------
VeriChip Corporation)
---------------------

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

   For product sales, we recognize revenue after the products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sale price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. Hardware sales for products that are shipped to a customer's site and require modification or installation are recognized when the work is complete and accepted by the customer. We do not experience significant product returns, and therefore, management is of the opinion that no allowance for sales returns is necessary. We have no obligation for warranties on new hardware sales, because the manufacturer provides the warranty.

   VeriChip Corporation Revenue Recognition
   ----------------------------------------

   VeriChip is a miniaturized, implantable microchip for use in a variety of identification, security and information applications. About the size of a grain of rice, each VeriChip contains a unique verification number that can be used to access a subscriber-supplied database providing personal related information.

   To complement the VeriChip microchip, the VeriChip proprietary scanner is a scanning device that activates and reads the RFID within the microchip. The scanner emits a small amount of radio frequency energy that energizes the dormant VeriChip, which then emits a radio frequency signal containing the VeriChip verification number.

   VeriChip revenue is comprised of the sale of VeriChip microchips, VeriChip scanners, and a nominal distributorship fee. Generally, the distributorship rights include the rights to market, promote and sell the product(s) in a specific territory under the VeriChip name and trademarks for a specific period of time. We are currently amending our distributor agreements such that the distributor strives to meet annual marketing goals, or quotas, as agreed upon by the distributor and us, by ordering and taking delivery from us of predetermined quantities of product each year through the term of the contract. Failure to meet the quota shall constitute a material breach of the contract and the loss of distributorship exclusivity privileges within the territory. To renew a preexisting agreement, the distributor must request so in-writing 30 days prior to the expiration of the contract. We, at our own discretion, may then negotiate in good faith with the distributor for a renewal of the agreement.

   Originally, we entered into distributorship agreements whereby the customer would pay an up-front fee in exchange for the exclusive right to market, promote and sell VeriChip products within the agreed upon territory. Under this arrangement, the distributorship fee was not credited against or applied towards amounts due for any products subsequently ordered by the distributor. However, it soon became clear that there was more realizable value via a relationship where distributors could apply up-front monies in exchange for product. We found that distributors expressed reluctance to pay fees without receiving a tangible product in return. After time, it became clear that the standard for entrants into comparable non-established marketplaces was to not charge up-front fees. In an effort to retain our customer base, management redefined its business strategy and amended its existing contracts to stipulate that $1.00 of up-front money would be allocated to the distributorship fee, and the remaining amounts were customer deposits, which were applied against future purchases of VeriChip microchips and scanners. The advantage to this was that the distributor was able to receive a tangible product to directly supply the resellers, as opposed to fronting additional money to purchase additional product.

   Product Sales

   Revenue from the sale of VeriChip microchips and scanners is recorded at gross with a separate display of cost of products sold. Until the amount of returns can be reasonably estimated, we do not recognize revenues until after the products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable, the period of time the distributor has to return the products as provided in their distributor agreement has expired and collectability is reasonably assured. Once the amount of returns can be reasonably estimated, revenues (net of expected returns) will be recognized at the time of shipment and the passage of title, assuming there are no uncertainties regarding customer acceptance. If uncertainties regarding customer acceptance exist, revenue will not be recognized until such uncertainties are resolved. As of December 31, 2003, VeriChip deferred product revenue was $0.2 million.

   Monitoring Services

   When offered, monitoring services will be sold as a stand-alone contract and treated as a separate earnings process from product sales. Revenues from this service will be recognized on a straight-line basis over the term of the service agreement. Since the final use of the product is unknown at the time it is shipped to the distributor (end users will have the option of choosing from a number of non-proprietary monitoring services or to choose none at all), and the monitoring services are not essential to the functionality of all chips, we will not attempt to bundle the revenue from the sale of chips with potential future revenues from a monitoring service.

   Digital Angel Corporation Segment Revenue Recognition

   For product sales, Digital Angel Corporation recognizes revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exists, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Digital Angel Corporation's accounting policy regarding vendor and post contract support obligations is based on the terms of the customers' contracts, billable upon occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized. Digital Angel Corporation does not offer a warranty policy for services to customers. It is Digital Angel Corporation's policy to record contract losses in their entirety in the period in which such losses are foreseeable. For non-fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to realizable value, if necessary. Revenues from contracts that provide services are recognized ratably over the term of the contract. Fixed fee revenues from contracts for services are recorded when earned and exclude reimbursable costs. Reimbursable costs incurred in performing such services are presented on a net basis and include transportation, medical and communication costs. Other revenues are recognized at the time services or goods are provided.

   InfoTech USA, Inc. Segment Revenue Recognition

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

   All Other

   For arrangements where the contract to deliver software required significant production, modification or customization of the software, revenue was recognized using the percentage of completion accounting in accordance with Statement of Position ("SOP") 97-2 and SOP 81-1. The service element of these contracts was essential to the functionality of other elements in the contract and could not be accounted for separately as allowed in SOP 97-2. The cost to complete and extent of progress towards completion of these contracts was reasonably ascertained based on the detailed tracking regarding labor hours expended in accordance with SOP 97-2 and SOP 81-1. Progress payments on the contracts were required and progress was measured using the efforts expended input measure as allowed in SOP 81-1. As of December 31, 2001, we had sold or closed the business that recognized revenue using the percentage of completion accounting as outlined above. The amount of revenue recognized using the percentage of completion method for 2001 was $6.7 million.

GOODWILL AND OTHER INTANGIBLE ASSETS

   Up through December 31, 2001, we reviewed goodwill and other intangible assets quarterly for impairment whenever events or changes in business circumstances indicated that the remaining useful life may have warranted revision or that the carrying amount of the long-lived asset may not have been fully recoverable. Included in factors considered were significant customer losses, changes in profitability due to sudden economic or competitive factors, change in managements' strategy for the business unit, letters of intent received for the sale of the business unit, or other factors arising in the quarterly period. We annually performed undiscounted cash flows analyses by business unit to determine if impairment existed. For purposes of these analyses, earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow. When impairment was determined to exist, any related impairment loss was calculated based on fair value. Fair value was determined based on discounted cash flows and where available, market related information. The discount rate utilized by us was the rate of return expected from the market or the rate of return for a similar investment with similar risks. We recorded goodwill impairment charges of $63.6 million during 2001.

   On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets ("FAS 142"). FAS 142 eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually. Intangible assets with finite lives are amortized over the useful life. Other than goodwill, we currently do not have any intangible assets with indefinite lives. As part of the implementation of FAS 142, we were required to complete a transitional impairment test of goodwill and other intangible assets. There was no impairment of goodwill upon the adoption of FAS 142. Annually, we test our goodwill and intangible assets for impairment as a part of our annual business planning cycle during the fourth quarter of each fiscal year. Based upon this annual test, we recorded goodwill impairment charges of approximately $2.4 million and $62.2 million in the fourth quarters of 2003 and 2002, respectively, for goodwill associated with our Digital Angel Corporation segment, and a goodwill impairment charge of $2.2 million in the fourth quarter of 2003, for goodwill associated with our InfoTech USA, Inc. segment. In addition, during the fourth quarter of 2003, we recorded an impairment charge of $0.6 million related to other intangible assets associated with our Digital Angel Corporation segment. Future events, such as market conditions or operational performance of our acquired businesses, could cause us to conclude that additional impairment exists. Any resulting impairment loss could also have a material adverse impact on our financial condition and results of operations.

GAINS/LOSSES ATTRIBUTABLE TO CAPITAL TRANSACTIONS OF SUBSIDIARY

   Gains where realizable and losses on issuances of shares of common stock by our consolidated subsidiary, Digital Angel Corporation, are reflected in our Consolidated Statement of Operations. We determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel Corporation was appropriate since the shares issued to date were not sales of unissued shares in a public offering, we do not plan to reacquire the shares issued, and the value of the proceeds could be objectively determined. These gains and losses result from the differences between the carrying amount of the pro-rata share of our investment in Digital Angel Corporation and the net proceeds from the issuances of the stock. The issuances of stock by Digital Angel Corporation have also given rise to losses as a result of the changes in the minority interest ownership of Digital Angel Corporation. Future stock issuances to third parties by Digital Angel Corporation will further dilute our ownership percentage and may give rise to additional losses, which could have a material adverse impact on our financial condition and results of operations.

STOCK-BASED COMPENSATION

   We account for our employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25, and the disclosure provisions of Statement of Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost is recognized for any of our fixed stock options granted to employees and directors when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. When options are granted to employees and directors at a price less than fair market value on the date of the grant, compensation expense is calculated based on the intrinsic value or the difference between the exercise price and the fair value on the date of the grant, and the compensation is recognized over the vesting period of the options. If the options are fully vested, the expense is recognized immediately. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB No. 25. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation costs are recognized immediately. Under variable accounting, changes in the underlying price of our stock may have a significant impact to our earnings. A rise in our stock price results in additional compensation expense and a decrease in our common stock price results in a reduction of reported compensation expense. During 2001, we re-priced 19.3 million stock options. As a result, we have (recovered) recorded non-cash compensation expense of $(1.3) million, $0.7 million and $5.3 million in 2003, 2002 and 2001, respectively. In addition, on September 24, 2001, we issued 3.9 million options to employees and directors with exercise prices of $0.15 per share, or $0.02 per share less than the fair market value of the underlying common stock on the date of grant. We have recognized compensation expense of $0.1 million associated with these options. The compensation expense was amortized over the vesting period of the options.

   We account for equity instruments issued to non-employees in accordance with the provisions of FAS No. 123.

WARRANTS SETTLEABLE IN SHARES OF DIGITAL ANGEL CORPORATION'S COMMON STOCK OWNED BY US

   In connection with the Debentures, we granted to the Purchasers
Warrants to acquire approximately 5.35 million shares of our common stock, or 0.95 million shares of Digital Angel Corporation's common stock currently outstanding and owned by us, or a combination of shares from both companies, at the Purchasers' option. The exercise prices are $0.564 and $3.178 for our common stock and the Digital Angel Corporation common stock owned by us, respectively. The Warrants, vested immediately, are subject to anti-dilution provisions and are exercisable through June 30, 2007.

   The value assigned to the Warrants was recorded as a reduction in the value assigned to the Debentures (original issue discount) and an increase in long-term liabilities. The liability for the Warrants, to the extent potentially settleable in shares of the Digital Angel Corporation common stock owned by us, is being revalued at each reporting period with any resulting increase/decrease being recorded as an increase/decrease in interest expense. During the fourth quarter of 2003, we recorded interest expense of $2.0 million as a result of such revaluation. Going forward, changes in the market price of Digital Angel Corporation's common stock will result in additional charges or credits to operations, which charges could have a material adverse effect on our result of operations. We will be required to record an impairment loss if the carrying value of the Digital Angel Corporation common stock underlying the Warrants exceeds the exercise price. Should the Purchasers elect to exercise the Warrants into shares of the Digital Angel Corporation common stock owned by us, such exercise may result in our recording a gain on the sale transaction equal to the amount of the Warrant liability on the date of exercise.

PROPRIETARY SOFTWARE IN DEVELOPMENT

   In accordance with Statement of Financial Accounting Standards 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (FAS 86), we have capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting and tracing the detail program design to product specifications and has been reviewed for high-risk development issues, or to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The estimated useful life for the straight-line method is determined to be 2 to 5 years. Future events such as market conditions, customer demand, or technological obsolescence could cause us to conclude that the software is impaired. The determination of the possible impairment expense requires management to make estimates that effect our consolidated financial statements.

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

                      RESULTS OF CONTINUING OPERATIONS

         The following table sets forth data expressed as a percentage of total revenue for the years indicated.

                                                                           PERCENTAGE OF TOTAL REVENUE
                                                                 ---------------------------------------------
                                                                     2003             2002             2001
                                                                       %               %                %
                                                                 ---------------------------------------------
         Product revenue                                             82.6             80.8             72.3
         Service revenue                                             17.4             19.2             27.7
                                                                 ---------------------------------------------
           Total revenue                                            100.0            100.0            100.0
                                                                 ---------------------------------------------
         Cost of products sold                                       62.9             59.1             55.9
         Cost of services sold                                        6.8              9.3             14.8
                                                                 ---------------------------------------------
           Total cost of products and services sold                  69.7             68.4             70.7
         Gross profit                                                30.3             31.6             29.3
         Selling, general and administrative expense                 59.5             66.3             65.4
         Research and development expense                             6.5              4.1              5.6
         Gain on extinguishment of debt                             (73.4)                             (6.0)
         Asset impairment                                             5.7             69.2             45.8
         Depreciation and amortization                                1.8              3.9             17.9
         Loss (gain) on sales of subsidiaries and
          business assets                                             0.3             (0.1)             3.9
         Interest and other income                                   (1.2)            (2.4)            (1.3)
         Interest expense                                            23.9             17.6              5.5
                                                                 ---------------------------------------------
         Income (loss) from continuing operations before
          provision for income taxes, minority interest,
          losses attributable to capital transactions of
          subsidiary and equity in net loss of affiliate              7.2           (127.0)          (107.5)
         Provision for income taxes                                   1.8              0.3             13.3
                                                                 ---------------------------------------------
         Income (loss) from continuing operations before
          minority interest, losses attributable to
          capital transactions of subsidiary and equity
          in net loss of affiliate                                    5.4           (127.3)          (120.8)
         Minority interest                                           (5.4)           (18.4)            (0.5)
         Net loss on capital transactions of subsidiary               0.2              2.4               --
         Loss attributable to changes in minority
          interest as a result of capital transactions of
          subsidiary                                                  6.9              2.0               --
         Equity in net loss of affiliate                               --              0.3              0.2
                                                                 ---------------------------------------------
         Income (loss) from continuing operations                     3.7           (113.6)          (120.5)
         Income (loss) from discontinued operations, net
          of income taxes                                              --               --              0.1
                                                                 ---------------------------------------------
         Change in estimate on loss on disposal and
          operating losses during the phase out period               (0.4)             1.4            (10.7)
                                                                 ---------------------------------------------
         Net income (loss)                                            3.3           (112.2)          (131.1)
         Preferred stock dividends and other                           --               --             (0.7)
                                                                 ---------------------------------------------
         Accretion of beneficial conversion feature of
          preferred stock                                              --               --             (6.0)
                                                                 ---------------------------------------------
           Net income (loss) available to common
            shareholders                                              3.3           (112.2)          (137.8)
                                                                 =============================================

   Our significant sources of revenue for 2003 were as follows:

                                                                                           PERCENTAGE OF
  Sources of Revenue:                                                                      TOTAL REVENUE
  -------------------                                                                      -------------
Sales of voice, data and video telecommunications networks to government agencies
 from our Advanced Technology segment                                                          39.0%

Visual  identification  tags and implantable  microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital
 Angel Corporation segment                                                                     25.1%

Sales of IT hardware and services from our InfoTech USA, Inc. segment                          15.1%

GPS enabled search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications for our Digital
 Angel Corporation segment                                                                     10.9%

Other products and services                                                                     9.9%
                                                                                           -------------
  Total                                                                                       100.0%
                                                                                           =============

   Our significant sources of gross profit and gross profit margin by product type for 2003 were as follows:

                                                                          GROSS PROFIT      GROSS MARGIN
Gross Profit and Gross Profit Margin by Product Type:                    (IN THOUSANDS)      PERCENTAGE
-----------------------------------------------------                    --------------     ------------

Sales of voice, data and video telecommunications networks to
 government agencies from our Advanced Technology segment                    $ 7,015           18.9%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and
 wildlife markets from our Digital Angel Corporation segment                   9,740           40.7%

Sales of IT hardware and services from our InfoTech USA, Inc.
 segment                                                                       2,510           17.4%

GPS enabled search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio
communications from our Digital Angel Corporation segment                      4,913           47.4%

Other products and services                                                    4,642           49.5%
                                                                         --------------------------------
Total                                                                        $28,820           30.3%
                                                                         ================================

   We hope to continue to grow our revenues and gross profits. We see a possible increase in revenue from sales of voice, data and video telecommunications networks to government agencies due to being awarded additional government contracts, such as the CONNECTIONS contract that we were awarded in January 2003. We expect sales of visual identification tags and implantable microchips to the companion animal, livestock, laboratory animal, fish and wildlife markets to increase. We plan to expand our visual identification tags and implantable microchip product lines with complementary products, such as our Bio-Thermo product. Also, we believe that concerns over the safety and traceability of animals and other food sources will increase the markets for these products. With the IT market conditions improving and its continued focus on higher-end Intel-based products, we are hoping that sales volumes for our InfoTech USA, Inc. segment will increase during

2004. Overall, in the short-term our gross profit margins will most likely decrease as a result of competitive pressures. However, we are hoping that our gross profit margins will improve once we begin selling significant quantities of our advanced technology products. To date, we have not recorded any significant revenues from our advanced technology products.

   REVENUE

   Revenue from continuing operations for 2003 was $95.3 million, a decrease of $4.9 million, or 4.9%, from $100.2 million in 2002. Revenue for 2002 represents a decrease of $56.3 million, or 36.0% from $156.5 million in 2001. The decrease in 2003 was primarily related to our InfoTech USA, Inc.'s decision, in April 2002, to shift its focus to higher-margined products and related technical services. The decrease in 2002 was primarily attributable to the sale or closure of all businesses that were not cash positive or that did not fit into our strategy of becoming an advanced technology development company.

   Revenue for each of the continuing operating segments was:

                                           2003                              2002                            2001
                                 --------------------------     -----------------------------    -----------------------------
                                 PRODUCT   SERVICE    TOTAL     PRODUCT     SERVICE     TOTAL    PRODUCT    SERVICE     TOTAL
                                 -------   -------    -----     -------     -------     -----    -------    -------     -----
                                                                    (AMOUNTS IN THOUSANDS)

     Advanced Technology         $33,804   $10,805   $44,609    $28,991     $12,939   $ 41,930  $ 28,123    $16,447   $ 44,570
     Digital Angel Corporation    33,239     2,963    36,202     30,876       3,297     34,173    33,220      2,691     35,911
     InfoTech USA, Inc.           11,606     2,850    14,456     20,056       2,665     22,721    30,075      4,100     34,175
     All Other                        --        --        --      1,013         375      1,388    21,318     19,974     41,292
     "Corporate/Eliminations"         --        --        --         --          --         --       411        128        539
     --------------------------------------------------------------------------------------------------------------------------
                                 $78,649   $16,618   $95,267    $80,936     $19,276   $100,212  $113,147    $43,340   $156,487
     ==========================================================================================================================

   Changes during the years were:

   Our Advanced Technology segment's revenue increased $2.7 million from 2002 to 2003. Product revenue increased by $4.8 million, or 16.6%, while service revenue decreased by $2.1 million, or 16.5%. We attribute the increase in product revenue in 2003 to increased government contract revenues from Computer Equity Corporation. These revenues were associated with the CONNECTIONS, WACS and various other United States government agency contracts that Computer Equity has been awarded over the past two years. Computer Equity Corporation's revenue accounted for 83.2% of this segment's revenue in 2003. We attribute $0.9 million of the decrease in service revenue to the sale of our computer networking business, which was sold during the fourth quarter of 2002, $0.9 million to reduced website design and Internet access revenue associated with our WebNet Services, Inc. business which was sold during the fourth quarter of 2003, and reduced sales of call center and relationship software services of approximately $0.3 million. We expect to grow our revenue from this segment as we realize revenue associated with Computer Equity Corporation's CONNECTIONS and other government contracts, and we increase the sales of our VeriChip product. Our Advanced Technology segment's revenue decreased $2.6 million from 2001 to 2002. Product revenue increased by $0.9 million, or 3.1%, while service revenue decreased by $3.5 million, or 21.3%. We attribute the decrease in revenue in 2002 to a soft market for sales of networking hardware, call center and relationship management software products and reduced technology services for all of the businesses in this segment, with the exception of Computer Equity Corporation. The most significant decrease in revenue was from our computer networking business, which experienced a decrease in revenue of approximately $3.6 million. This business was sold during the fourth quarter of 2002. Computer Equity Corporation's product revenue increased $3.9 million in 2002, primarily as a result of additional sales under its WACS contract. Computer Equity Corporation's service revenue remained relatively constant at approximately $4.8 million in each of the years 2002 and 2001. Computer Equity Corporation's revenue accounted for 74.7% of this segment's revenue for 2002.

     Our Digital Angel Corporation segment's revenue increased $2.0 million, or 5.9%, from 2002 to 2003. Product revenue increased by $2.4 million, or 7.7%, while service revenue decreased by $0.3 million, or 10.1%. We attribute the increase in product revenue for 2003 primarily to an increase in microchip sales to companion animal, fish and wildlife customers of approximately $1.7 million and increased sales of visual identification products. Despite an increase in engineering service revenue of approximately $1.0 million in 2003 as compared to 2002, our service revenue decreased in 2003, primarily as a result of the lower revenue of approximately $1.4 million in our Wireless and Monitoring division due to the cancellation of a significant software contract in February 2003. Engineering service revenue results from research and development performed for certain of our fish and wildlife customers. Our fish and wildlife industry customers consist of the Army Corp of Engineers, Biomark, Inc., the Department of Energy and Pacific Marine Fisheries. We expect that our revenues from this segment will increase in the future as a result of the acquisition of OuterLink in January 2004, and worldwide concerns over food safety and traceability. Several bills proposing the establishment of a national electronic identification program for livestock have recently been introduced in Congress. We cannot estimate the impact a national identification program would have on the Animal Application division's revenue. However, if implemented, we would expect the impact to be favorable. Digital Angel Corporation segment's revenue decreased $1.7 million, or 4.8%, from 2001 to 2002. Product revenue decreased by $2.3 million, or 7.1%, while service revenue increased by $0.6 million, or 22.5%. We attribute the decrease in product sales for 2002 primarily to a decrease in the Animal Applications division's shipments of visual identification tags, which contributed approximately $1.4 million of the decrease, and electronic identification products, which contributed approximately $0.3 million of the decrease. Also contributing to the reduction was a decrease in the GPS and Radio Communication division's control product sales, which contributed approximately $1.1 million of the decrease. These decreases were partially offset by an increase in product revenue in the Medical Systems division of approximately $0.6 million. We attribute the increase in service revenue to the acquisition of the Medical Systems division in March 2002, which contributed approximately $1.2 million of the increase in service revenue during 2002, and to higher engineering service revenue related to our Animal Applications division, which contributed approximately $0.4 million of the increase. Partly offsetting these increases was a decrease in service revenue from the Wireless and Monitoring division of approximately $1.0 million.

     Our InfoTech USA, Inc. segment's revenue decreased $8.3 million, or 36.4%, from 2002 to 2003. Product revenue decreased by $ 8.5 million, or 42.1%, while service revenue increased by $0.2 million, or 6.9%. We attribute the decrease in product revenue to our decision in April 2002, to cease selling certain lower-margin computer hardware products and to focus on sales of higher-margin products and related technical services. The lower-margin computer hardware products were mid-range Unix based computers, which offered little opportunity for adjunct sales of related higher-margined technical services. InfoTech USA, Inc.'s current offering of higher-margin products and related technical services include Intel based computers and servers, which provide InfoTech USA, Inc. with an opportunity to provide add-on higher-margin technical services. We attribute the increase in service revenue in 2003, to InfoTech USA, Inc.'s focus on providing its customers higher-margin technical services. With the IT market conditions improving and InfoTech USA, Inc.'s continued focus on higher-end, Intel-based products, InfoTech USA, Inc. is anticipating that sales volumes will increase during 2004. Revenue decreased $11.5 million, or 33.5%, from 2001 to 2002. Product revenue decreased $10.0 million and service revenue decreased $1.5 million. The decreases in both product and service revenue were primarily a result of an industry wide softening in demand that existed throughout 2002. Additionally, product sales declined during 2002, as a result of our change in focus to higher-margin products and related technical services as discussed above.

     Our All Other's revenue decreased $1.4 million, or 100.0%, from 2002 to 2003. Revenue decreased $39.9 million, or 96.6%, from 2001 to 2002. The decreases in revenue in 2003 as compared to 2002, and in 2002 as compared to 2001, were due to the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

   GROSS PROFIT AND GROSS PROFIT MARGIN

   Gross profit from continuing operations for 2003 was $28.8 million, a decrease of $2.8 million, or 8.9%, from $31.7 million in 2002. Gross profit for 2002 represents a decrease of $14.2 million, or 30.9% from $45.8 million in 2001. As a percentage of revenue, gross profit margin was 30.3%, 15.8% and 14.6% for the years ended December 31, 2003, 2002 and 2001, respectively.

   Gross profit from continuing operations for each operating segment was:

                                       2003                             2002                          2001
                            ---------------------------     ----------------------------    --------------------------
                            PRODUCT   SERVICE     TOTAL     PRODUCT    SERVICE     TOTAL    PRODUCT   SERVICE    TOTAL
                            -------   -------     -----     -------    -------     -----    -------   -------    -----
                                                                (AMOUNTS IN THOUSANDS)

Advanced Technology         $ 4,031    $ 7,344    $11,375    $ 5,392   $ 7,288    $12,680   $ 6,611   $ 8,593   $15,204
Digital Angel Corporation    13,144      1,791     14,935     12,583      1081     13,664    12,620       644    13,264
InfoTech USA, Inc.            1,553        957      2,510      2,905     1,245      4,150     3,013     2,341     5,354
All Other                        --         --         --        817       339      1,156     2,984     8,465    11,449
"Corporate/Eliminations"         --         --         --         --        --         --       411       128       539
-------------------------------------------------------------------------------------------------------------------------
                            $18,728    $10,092    $28,820    $21,697   $ 9,553    $31,650   $25,639   $20,171   $45,810
=========================================================================================================================

         Gross profit margin from continuing operations for each operating segment was:

                                       2003                             2002                          2001
                            ---------------------------     ----------------------------    --------------------------
                            PRODUCT   SERVICE     TOTAL     PRODUCT    SERVICE     TOTAL    PRODUCT   SERVICE    TOTAL
                            -------   -------     -----     -------    -------     -----    -------   -------    -----
                               %         %          %          %          %          %         %         %         %
                            -------   -------     -----     -------    -------     -----    -------   -------    -----
Advanced Technology           11.9      68.0       25.5       18.6      56.3       30.2       23.5      52.2      34.1
Digital Angel Corporation     39.5      60.4       41.3       40.8      32.8       40.0       38.0      23.9      36.9
InfoTech USA, Inc.            13.4      33.6       17.4       14.5      46.7       18.3       10.0      57.1      15.7
All Other                       --        --         --       80.7      90.4       83.3       14.0      42.4      27.7
"Corporate/Eliminations"        --        --         --         --        --         --      100.0     100.0     100.0
-------------------------------------------------------------------------------------------------------------------------
                              23.8      60.7       30.3       26.8      51.6       31.6       22.7      46.5      29.3
=========================================================================================================================

   Changes during the years were:

   Our Advanced Technology segment's gross profit decreased $1.3 million from 2002 to 2003, and margins decreased to 25.5% in 2003, compared to 30.2% in 2002. We attribute the decrease in gross profit and margins in 2003 primarily to a reduction in gross profit from Computer Equity Corporation of approximately $1.0 million, as a result of competitive pressures. These competitive pressures have resulted in lower margins from the CONNECTIONS and other current government contracts as compared to margins realized under the WACS contract. Computer Equity Corporation contributed 62.8% of the gross profit generated by this segment during 2003. We anticipate that Computer Equity Corporation's gross profits will increase in 2004, and that its margins will remain at its 2003 levels of approximately 19.0% during 2004. Also contributing to the reduction in gross profit was a reduction in gross profit of approximately $0.4 million from WebNet Services, Inc., which was sold during the fourth quarter of 2003. Partially offsetting these decreases was gross margin from the initial sales of our VeriChip product of $0.3 million in 2003. We hope to realize increased margins from sales of VeriChip during 2004. Gross profit decreased $2.5 million from 2001 to 2002 and margins decreased to 30.2% in 2002, compared to 34.1% in 2001. We attribute the decrease in gross profit and margin primarily to the reduction in sales of services and of higher- margin networking products during 2002. Approximately $2.1 million of the decrease in gross profit was related to the decrease in sales from our computer networking business, which was sold in the fourth quarter of 2002. Computer Equity Corporation's gross profit increased $1.1 million while its margins remained relatively constant at approximately 25.5%. Computer Equity Corporation contributed 61.8% of the gross profit generated by this segment during 2002.

   Our Digital Angel Corporation segment's gross profit increased $1.3 million, or 9.3%, from 2002 to 2003, and margins increased to 41.3% in 2003, compared to 40.0% in 2002. We attribute the increase in gross profit and margins during 2003 primarily to the increase in sales in the Animal Applications division. Also contributing to the increase in 2003 was the inclusion of twelve months of gross profit from the Medical Systems divisions, which we acquired on March 27, 2002. We expect Digital Angel Corporation's gross margins to remain the same in the future. Gross profit increased by $0.4 million, or 3.0%, from 2001 to 2002, and margins increased to 40.0% from 36.9%. We attribute the increase in gross profit for 2002, to the acquisition of the Medical Systems division in March 2002, which contributed approximately $0.6 million of gross profit. This was partially offset by a decrease in gross profit of approximately from the Wireless and Monitoring division as a result of the decrease in sales in this division.

   Our InfoTech USA, Inc. segment's gross profit decreased $1.6 million, or 39.5%, from 2002 to 2003, and margins decreased to 17.4% in 2003 from 18.3% in 2002. The decreases in gross profit and margins were primarily due to a combination of competitive pressures forcing product margins down and the underutilization of technicians and engineers forcing service margins down. We expect the service margins to improve during 2004 due to the improving IT market conditions and our focus on higher-margin products and related services. We anticipate these factors will result in a higher utilization rate of our technicians and engineers. Gross profit decreased $1.2 million, or 22.5%, from 2001 to 2002. Gross margin percentage increased to 18.3% in 2002 compared to 15.7% in 2001. The decrease in gross profit was primarily due to the overall decrease in revenue resulting from the soft market in the IT industry, while the increase in gross margin was primarily attributable to the shift in our focus to sales of higher-margin Intel based products and related technical services during 2002.

   Our All Other segment's gross profit decreased by $1.2 million, or 100.0%, from 2002 to 2003. Gross margin percentage decreased to 0.0% in 2003 compared to 83.3% in 2002. Gross profit decreased $10.3 million, or 89.9%, from 2001 to 2002. Gross margin percentage was 83.3% in 2002 compared to 27.7% in 2001. The decrease in gross profit in 2003 and 2002 is due to the sale or closure of all of the business units comprising this segment during the last half of 2001 and the first half of 2002. We attribute the higher gross profit margin in 2002 to inventory reserves of $4.3 million, which were recorded during 2001, and to the sale and closure of business units within this group. The majority of the business units that were sold or closed in 2001 earned lower gross margins on average than the remaining business unit comprising this group during the first half of 2002.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

   Selling, general and administrative expense from continuing operations was $56.7 million in 2003, a decrease of $9.8 million, or 14.7%, over the $66.5 million reported in 2002. Selling, general and administrative expense from continuing operations decreased $35.9 million in 2002, or 35.1%, from the $102.3 million reported in 2001. As a percentage of revenue, selling, general and administrative expense from continuing operations has decreased to 59.5% in 2003, from 66.3% in 2002 and 65.4% in 2001.

   Selling, general and administrative expense for each of the operating segments was:

                                           2003         2002         2001
                                           ----         ----         ----
                                             (AMOUNTS IN THOUSANDS)

Advanced Technology                     $10,166      $12,100     $ 12,273
Digital Angel Corporation                15,651       15,615        9,595
InfoTech USA, Inc.                        3,272        4,171        5,451
All Other                                  (298)       1,504       28,876
"Corporate/Eliminations" (1)             27,865       33,060       46,121
--------------------------------------------------------------------------
                                        $56,656      $66,450     $102,316
==========================================================================

   Selling, general and administrative expense as a percentage of revenue for each of the operating segments was:

                                           2003         2002         2001
                                           ----         ----         ----
                                            %             %           %
                                           ----         ----         ----
Advanced Technology                        22.8         28.9         27.5
Digital Angel Corporation                  43.2         45.7         26.7
InfoTech USA, Inc.                         22.6         18.4         16.0
All Other                                    --        108.4         69.9
"Corporate/Eliminations"                   29.2         33.0         29.5
--------------------------------------------------------------------------
                                           59.5         66.3         65.4
==========================================================================

(1) "Corporate/Eliminations" percentage has been calculated as a percentage of total revenue.

   Changes during the years were:

   Our Advanced Technology segment's selling, general and administrative expense decreased $1.9 million, or 16.0%, to $10.2 million in 2003 from $12.1 million in 2002. As a percentage of revenue, selling, general and administrative expense decreased to 22.7% in 2003, as compared to 28.9% in 2002. We attribute the decreases primarily to the sale of one of the businesses in this segment during the fourth quarter of 2002, which contributed $0.9 million of the decrease, and to overhead reductions associated with the decrease in service revenue during 2003. We anticipate that selling, general and administrative expenses from this segment will decrease in 2004 because we sold our WebNet Services, Inc. business during the fourth quarter of 2003, and because we incurred approximately $1.2 million in litigation reserves in both 2003 and 2002, that we do not anticipate incurring during 2004. Selling, general and administrative expense decreased $0.2 million, or 1.4%, to $12.1 million in 2002 from $12.3 million in 2001. We attribute the decrease primarily to the reduction in revenues and the corresponding overhead for the majority of the businesses within this segment.

   Our Digital Angel Corporation segment's selling, general and administrative expense was $15.7 million in 2003, compared to $15.6 million in 2002. As a percentage of revenue, selling, general and administrative expense decreased to 42.8% as compared to 45.7% in 2002. During 2003, Digital Angel Corporation's selling, general and administrative expense remained constant in 2003 as compared to 2002. One time costs associated with the merger of pre-merger Digital Angel and MAS in 2002, and introductory costs associated with the Digital Angel product launch that were incurred during 2002, were offset by various additional expenses that were incurred during 2003 including: (a) consulting expenses associated with the VeriChip product of approximately $0.7 million; (b) approximately $0.8 million of expenses related to the Digital Angel product; (c) the payment of a $0.2 million credit termination fee to Wells Fargo, Digital Angel Corporation's prior lender; (d) additional expenses of $0.2 million for the GPS and Radio and Communications division; and (d) $0.3 million of additional expense due to the inclusion of three additional months of selling, general and administrative expense for the Medical Systems division, which was acquired on March 27, 2002. We expect that Digital Angel Corporation's selling, general and administrative expense will increase in 2004 as a result of the acquisition of OuterLink. Selling, general and administrative expense increased by $6.0 million, or 62.7% to $15.6 million in 2002 from $9.6 million in 2001. The increase in 2002 relates to expenses associated with the merger of pre-merger Digital Angel and MAS during the first quarter of 2002, of approximately $2.1 million, approximately $2.5 million in expenses associated with the Digital Angel product, which was introduced to the market in November 2001, approximately $0.6 million of additional commission and marketing expense in the GPS and Radio Communications division, and approximately $0.8 million of expense attributable to the Medical Systems division which was acquired in March 2002.

   Our InfoTech USA, Inc. segment's selling, general and administrative expense decreased $0.9 million, or 21.6%, to $3.3 million in 2003 from $4.2 million in 2002. We attribute the decreases primarily to layoffs during 2002, which contributed approximately $0.5 million of the decrease, and to $0.3 million in costs in 2002, which were related to a proposed merger with VeriChip Corporation that was aborted during 2002. During the current fiscal year, as market conditions improve, we believe that InfoTech USA, Inc.'s management and administrative staff will be sufficient, however InfoTech USA, Inc. may need to add additional personnel in the sales and technical areas of the business as sales volume dictates. Selling, general and administrative expense decreased to $4.2 million in 2002, from $5.5 million in 2001. The decrease in expense was due to several cost savings measures taken in 2002 including the centralization of the service and administrative operations, and the closure of two other small offices, which contributed $0.2 million of the decrease. Also, we reduced our work force and payments of sales commissions, both of which were related to the decline in revenue, which contributed $0.8 million of the decrease.

   Our All Other's selling, general and administrative expense decreased $1.8 million, or 119.8%, to $-0.3 million in 2003 from $1.5 million in 2002. Selling, general and administrative expense decreased $27.4 million, or 94.8%, to $1.5 million in 2002 from $28.9 million in 2001. The decreases resulted from the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

   "Corporate/Eliminations" selling, general and administrative expense decreased $5.2 million, or 15.7%, to $27.9 million in 2003 from $33.1 million in 2002. We attribute the majority of the decrease to the following factors:

   o we incurred a charge of approximately $4.3 million during 2002 for valuation reserves associated with notes receivable for stock issuances from certain current and former officers and directors. The officers and directors received no cash proceeds from these loans. In September 2000, when the notes were originated, we notified these officers and directors that we intended to pay their annual interest as part of their compensation expense/directors remuneration and to provide a gross-up for the associated income taxes. Annual interest payments were due on September 27, 2001 and September 27, 2002. We chose not to pay the interest and related tax gross-up. In addition, the principal amount of the notes and a final annual interest payment became due on September 27, 2003. We, therefore, consider such notes to be in default and have begun steps to foreclose on the underlying collateral (all of the stock) in satisfaction of the notes. Our decision to take this action relates in part to the passage of the corporate reform legislation under the Sarbanes-Oxley Act of 2002, which, among other things, prohibits further extension of credit to officers and directors;

   o we reduced approximately $1.3 million and incurred approximately $0.7 million in non-cash compensation expense during 2003 and 2002, respectively, due to re-pricing 19.3 million stock options during 2001 The re-priced options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB No. 25 and, accordingly, fluctuations in our common stock price result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expired; and

   o we recorded non-cash compensation expense associated with pre-merger Digital Angel options of approximately $18.7 million during 2002. Under the terms of the merger, options to acquire shares of pre-merger Digital Angel common stock were converted into options to acquire shares of MAS common stock. The transaction resulted in a new measurement date for the options. As all of the option holders were our employees or directors, these options were considered fixed awards under APB Opinion No. 25 and expense was recorded for the intrinsic value of the options converted.

Partially offsetting these decreases were the following:

   o we incurred approximately $17.9 million in severance expense during 2003, which resulted from the termination of executive officers and director during 2003, including $2.5 million resulting from re-pricing stock options. (An additional $0.2 million of severance expense associated with these terminations is included in the Advanced Technology segment's selling, general and administrative expense in
      2003); and

   o we incurred $4.3 million in bonus expense during 2003. The bonuses were awarded to directors, executive officers and other employees in recognition of their efforts in achieving the successful repayment of all of our obligations to IBM Credit during 2003. As a result of this repayment we recorded a gain on the extinguishment of debt of approximately $70.1 million in 2003.

      o "Corporate/Eliminations" selling, general and administrative expenses decreased $13.1 million, or 28.3% to $33.1 million in 2002 from $46.1 million in 2001. We attribute the decrease in 2002 primarily to the costs incurred during 2001 for bad debt reserves on notes and other receivables of $21.9 million (as more fully discussed below), non-cash compensation expense of approximately $0.7 million in 2002 versus $5.3 million in 2001 resulting from the repricing of 19.3 million stock options in September 2001, and litigation reserves in 2001 of approximately $3.6 million. Also contributing to the decrease in 2002 as compared to 2001 was a reduction in legal fees of approximately $1.7 million. Partially offsetting the decrease in 2002 were increases related to the options to acquire shares of pre-merger Digital Angel common stock that were converted into shares of MAS common stock as discussed above, the charge of approximately $4.3 million during 2002 for valuation reserves associated with notes receivable for stock issuances from certain current and former officers and directors, and an increase in professional fees associated with accounting and auditing services during 2002 of approximately $1.2 million.

   The bad debt reserves on notes and other receivables of $21.9 million, which were recorded in 2001, were considered necessary based upon several factors that occurred during the third and fourth quarters of 2001. These included:

   o A debtor declared bankruptcy, which resulted in a reserve of $2.5 million;

   o A $6.2 million note receivable, plus accrued interest, associated with a business sold in December 2000 was deemed uncollectible as the debtor has experienced significant business interruptions to a business located in New York directly related to September 11, 2001;

   o Three debtors were delinquent under required payment obligations resulting in a reserve of $3.4 million; and

   o A $9.0 million note received for issuance of shares of our common stock was deemed uncollectible based upon the financial condition of the debtor.

   We anticipate that "Corporate/Eliminations" selling, general and administrative expenses will decrease significantly in the future, as we no longer have any employment contracts with our executive officers which could potentially result in large severance payouts such as the amounts that were incurred in 2003, and we do not anticipate incurring other one time charges as noted above.

RESEARCH AND DEVELOPMENT EXPENSE

   Research and development expense from continuing operations for 2003 was $6.3 million, an increase of $2.1 million, or 51.5%, over the $4.1 million reported in 2002. Research and development expense from continuing operations decreased $4.7 million in 2002, or 53.0% from the $8.8 million reported in 2001. As a percentage of revenue, research and development expense was 6.6%, 4.1% and 5.6% in 2003, 2002 and 2001, respectively.

   Research and development expense for each of the operating segments was:


                                             2003            2002           2001
                                             ----            ----           ----
                                                   (AMOUNTS IN THOUSANDS)

Advanced Technology                      $  502            $  861          $3,321
Digital Angel Corporation                 4,898             3,034           5,244
InfoTech USA, Inc.                           --                --              --
All Other                                    --                --             218
"Corporate/Eliminations"                    855               235              --
-----------------------------------------------------------------------------------
                                         $6,255            $4,130          $8,783
===================================================================================


   Research and development expense relates primarily to the development of our products, Digital Angel, Thermo Life, VeriChip, Bio-Thermo PLD, and in 2001, to software development costs. The research and development expense associated with software development was $0.5 million, $0.9 million and $3.3 million in 2003, 2002 and 2001, respectively. We anticipate that we will incur approximately $4.0 million in research and development expense in 2004.

   ASSET IMPAIRMENT

                                                   2003           2002       2001
                                                   ----           ----       ----
                                                        (AMOUNTS IN THOUSANDS)

Goodwill:
  Advanced Technology                             $   --       $    --      $30,453
  Digital Angel Corporation                        2,375        62,185          726
  InfoTech USA, Inc.                               2,154            --           --
  All Other                                           --            --       32,427
-------------------------------------------------------------------------------------
       Total goodwill                              4,529        62,185       63,606
Property and equipment                                --         6,860        2,372
Software and other                                   913           337        5,741
-------------------------------------------------------------------------------------
                                                  $5,442       $69,382      $71,719
=====================================================================================

   As of December 31, 2003, the net carrying value of our goodwill was $63.3 million. There was no impairment of goodwill upon the adoption of FAS 142 on January 1, 2002. However, based upon our annual review for impairment, we recorded impairment charges of $4.5 and $62.2 million in the fourth quarters of 2003 and 2002, respectively. The impairment charge recorded in 2003 relates to the goodwill associated with Digital Angel Corporation's Medical Systems division and our InfoTech USA, Inc. segment. The impairment charge for 2002 relates to the goodwill associated with Digital Angel Corporation's Medical Systems and Wireless and Monitoring divisions.

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

   o the combination of DA.net and Destron, with its injectable microchip technology and its current products in the animal identification markets, provide broader product offerings for the combined company;

   o improvement in the purchasing power of the combined company as compared to either company standing alone, resulting in reduced costs;

   o the management team of the combined company having greater depth of knowledge of the injectable microchip and animal identification industries and more business experience than that of either company standing alone;

   o the potential to expand the market presence of DA.net and Destron's products globally through a larger combined sales force and geographically more extensive sales and distribution channels;

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

   As of December 31, 2002, our reporting units consisted of the following:

   o    Advanced Technology segment's Computer Equity Corporation:
   o    Advanced Technology segment's P. Tech, Inc.;
   o    Advanced Technology segment's Pacific Decision Sciences;
   o    Digital Angel Corporation's Animal Applications division;
   o    Digital Angel Corporation's Wireless and Monitoring division;
   o    Digital Angel Corporation's GPS and Radio Communications division;
   o Digital Angel Corporation's Medical Systems division (consisting of the business operations of MAS, which was acquired on March 27,
        2002); and
   o    InfoTech USA, Inc.

   Our reporting units at December 31, 2003, were the same as its reporting units at December 31, 2002, except for the exclusion of Digital Angel Corporation's Wireless and Monitoring division, as its goodwill was fully impaired at December 31, 2002, as discussed below.

   Our methodology for estimating the fair value of each reporting unit during the fourth quarters of 2003 and 2002 was a combination of impairment testing performed both internally and externally. The tests for the P-Tech., Inc., and Pacific Decision Sciences reporting units were performed internally based primarily on discounted future cash flows. The tests for the Computer Equity Corporation reporting unit, the reporting units associated with Digital Angel Corporation and the InfoTech USA, Inc. reporting unit were performed externally through the engagement of independent valuation professionals who performed valuations using a combination of comparable company and discounted cash flow analyses). The InfoTech USA, Inc. reporting unit has a fiscal year ending on September 30, and therefore, these tests were performed during their fiscal 2003 and 2002 fourth quarters. If the fair value of a reporting unit exceeded its carrying value, then no further testing was required. However, if the carrying value of a reporting unit exceeded its fair value, then an impairment charge was recorded.

   We engaged an independent valuation firm to review and evaluate the goodwill of Digital Angel Corporation, as reflected on our books as of December 31, 2003 and 2002. Independently, the valuation firm reviewed the goodwill of the various reporting units (Animal Applications, Wireless and Monitoring, GPS and Radio Communications and Medical Systems) at the request of Digital Angel Corporation. Digital Angel Corporation's management compiled the cash flow forecasts, growth rates, gross margin, fixed and variable cost structure, depreciation and amortization expenses, corporate overhead, tax rates, and capital expenditures, among other data and assumptions related to the financial projections upon which the valuation reports were based. The valuation firm's methodology including residual or terminal enterprise values were based on the following factors: risk free rate of 10 years; current leverage (E/V); leveraged beta - Bloomberg; unleveraged beta; risk premium; cost of equity; after-tax cost of debt; and weighted average cost of capital. These variables generated a discount rate calculation. The assumptions used in the determination of fair value using discounted cash flows were as follows:

   o Cash flows were generated for 5 years, which was the expected recovery period for the goodwill;
   o Earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow; and
   o A discount rates ranging from 15% to 20% were used. The rate was determined based on the risk free rate of the 10-year U.S. Treasury Bond plus a market risk premium of 7.5%. (The discount rate utilized by the Company was the rate of return expected from the market or the rate of return for a similar investment with similar risks).

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

   The analyses for 2003 indicated that the remaining goodwill associated with Digital Angel Corporation's Medical Systems division of approximately $2.4 million was impaired. The analyses for 2002 indicated that approximately $30.7 million of the goodwill associated with the Digital Angel Corporation's Medical Systems division and all of the goodwill associated with its Wireless and Monitoring division of approximately $31.5 million was impaired, as discussed below.

   On November 26, 2001, we launched the Digital Angel product and during 2002, it marketed the product extensively. Despite our aggressive marketing campaign, the Digital Angel product did not achieve our forecasted revenues during 2002. Sales of the Digital Angel product were affected, in part, by the lack of GPS tracking capabilities within buildings. We are currently working on the development of the Digital Angel technology to include assisted GPS capabilities to enhance these "line of sight" issues. Neither we nor Digital Angel Corporation had a historical track record of achieving forecasts for new or existing technology products. The Digital Angel watch/pager was expected to be the primary revenue driver for the Digital Angel Corporation's Wireless and Monitoring division. In addition to the "line of sight issues," the poor sales are partly explained by an over estimation of consumer demand as a result of a challenging economic environment (i.e. consumers considered the Digital Angel watch/pager to be a discretionary luxury item), and an uncertain marketplace (we overestimated consumer demand for an innovative and new technology to be introduced into the consumer marketplace). As of December 31, 2002, Digital Angel Corporation's

Wireless and Monitoring segment had not recorded any significant revenues from its Digital Angel product and it had not achieved the revenue projections used as the basis for our impairment tests upon the adoption of FAS 142 on January 1, 2002. In addition, the revenues associated with the Medical Systems business had decreased. At December 31, 2002, the market value of the Company's investment in Digital Angel Corporation was approximately $50.0 million. In consideration of these factors, the newness of the Digital Angel Technology, the operating history of Digital Angel Corporation, the challenging economic environment and uncertainties in the marketplace along with the independent fair value measurement valuations performed by the independent professionals, and other valuations performed, we concluded that future cash flows from certain operations would not be sufficient to recover $30.7 million of the goodwill associated with Digital Angel Corporation's Medical Systems division, and all of the $31.5 million of goodwill associated with Digital Angel Corporation's Wireless and Monitoring division. Accordingly, these amounts were recorded as impairment charges during the fourth quarter of 2002.

   Our InfoTech USA, Inc. segment operates on a September 30 fiscal year end. As part of InfoTech USA, Inc.'s fiscal year end planning cycle, they engaged an independent valuation firm to review and evaluate their goodwill of approximately $2.2 million. The goodwill resulted from prior acquisitions by InfoTech USA, Inc. The methodology used by the independent valuation firm to evaluate InfoTech USA, Inc.'s goodwill was the same as discussed above for the evaluations associated with Digital Angel Corporation. Based on the evaluation, InfoTech USA, Inc.'s goodwill was not impaired as of September 30, 2003. However, InfoTech USA, Inc. has not achieved its projected operating results, and it has not returned to profitability (InfoTech USA, Inc. has incurred loss for the past several years). Also, the market value of InfoTech USA, Inc. common stock, even after adjustment for its limited public float, was significantly less at December 31, 2003, than its book value. In addition, certain third parties had expressed interest in purchasing InfoTech USA, Inc. for amounts less than our carrying value. As a result of these factors, we believe that the full value of InfoTech USA, Inc.'s goodwill of approximately $2.2 million was impaired as of December 31, 2003.

   Future goodwill impairment reviews may result in additional write-downs. Such determination involves the use of estimates and assumptions, which may be difficult to accurately measure or value.

   In addition, in the fourth quarter of 2002, Digital Angel Corporation impaired $6.4 million of software associated with its Wireless and Monitoring segment. The write off related to an exclusive license to a digital encryption and distribution software system. The charge is included in the Consolidated Statement of Operations under the caption Asset Impairment.

   As a result of the economic slowdown during 2001, we experienced deteriorating sales for certain of our businesses. In addition, management concluded that a full transition to an advanced technology company required the sale or closure of all units that did not fit into our new business model or were not cash-flow positive. This resulted in the shutdown of several of our businesses during the third and fourth quarters of 2001 and the first quarter of 2002. Also, letters of intent that we had received during the last half of 2001 and the first quarter of 2002 related to the sale of certain of our businesses indicated a decline in their fair values. The sale of these businesses did not comprise the sale of an entire business segment. Based upon these developments, we reassessed our future expected operating cash flows and business valuations and at December 31, 2001, we performed undiscounted cash flow analyses by business unit to determine if an impairment existed. For purposes of these analyses, earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow. When an impairment was determined to exist, any related impairment loss was calculated based on fair value. Fair value was determined based on discounted cash flows. The discount rate utilized by us was the rate of return expected from the market or the rate of return for a similar investment with similar risks. This reassessment resulted in the asset impairments listed above during 2001. The assumptions used in the Company's determination of fair value using discounted cash flows were as follows:

   o Cash flows were generated for periods ranging from 5 to 10 years based on the expected life of the business' goodwill;
   o Earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow; and
   o A discount rate of 12.0% was used. The rate was determined based on the risk free rate of the 10 year U.S. Treasury Bond plus a market risk premium of 7%.

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

   DEPRECIATION AND AMORTIZATION

   Depreciation and amortization expense from continuing operations for 2003 was $1.8 million, a decrease of $2.2 million, or 55.4%, over the $3.9 million reported in 2002. The 2002 expense represents a decrease of $24.1 million, or 86.0% over the $28.1 million reported in 2001. As a percentage of revenue, depreciation and amortization expense was 1.8%, 3.9% and 17.9% in 2003, 2002 and 2001, respectively. Depreciation and amortization expense related to cost of products sold is included in gross profit above.

   Under FAS 142, which we adopted on January 1, 2002, goodwill and certain other intangible assets are no longer amortized. We incurred $22.5 million in goodwill and equity method investment amortization during 2001.

   Depreciation and amortization expense from continuing operations by segments was as follows:

                                                 2003            2002           2001
                                                 ----            ----           ----
                                                    (AMOUNTS IN THOUSANDS)

Advanced Technology                            $  231          $  322        $ 8,832
Digital Angel Corporation                       1,110           3,050         11,950
InfoTech USA, Inc.                                213             261            503
All Other                                          --              --          4,534
Corporate                                         200             296          2,242
-------------------------------------------------------------------------------------
Total                                          $1,754          $3,929        $28,061
=====================================================================================

   Advanced Technology segment's depreciation and amortization expense decreased $0.1 million, or 28.5%, to $0.2 million in 2003, from $0.3 million in 2002. We attribute the decrease to fully depreciating certain assets during 2002 and 2003, our decision in 2002 to limit our expenditures for property and equipment, and the sale of one of the business units within this segment during the fourth quarter of 2002. In 2004, we expect depreciation and amortization expense to decrease slightly due to the sale of WebNet Services, Inc. in the fourth quarter of 2003. Depreciation and amortization expense decreased $8.5 million, or 96.3% in 2002 as compared to 2001. We attribute the decrease in 2002 primarily to a reduction in goodwill amortization as a result of the adoption of FAS 142.

   Digital Angel Corporation segment's depreciation and amortization expense decreased $1.9 million, or 63.6%, to $1.1 million in 2003, from $3.0 million in 2002. We attribute the decrease primarily to the exclusion of depreciation expense for a digital encryption and distribution software system license for which Digital Angel Corporation recorded an impairment during the fourth quarter of 2002. In connection with this system, Digital Angel Corporation incurred approximately $2.0 million of depreciation expense in 2002. We expect that Digital Angel Corporation's depreciation and amortization expense will remain at its current level during 2004. Depreciation and amortization expense decreased $8.9 million, or 74.5% in 2002 as compared to 2001. We attribute the decrease in 2002 primarily to a reduction in goodwill amortization as a result of the adoption of FAS 142.

   InfoTech USA, Inc. segment's depreciation and amortization expense decreased slightly in 2003, as compared to 2002. We attribute the decrease primarily to the sale of the Shirley, New York facility during the first quarter of 2002, and to fully depreciating certain assets during 2002 and 2003. We expect that InfoTech USA, Inc.'s depreciation and amortization expense will decrease in 2004 as a result of fully depreciating certain assets during 2003. Depreciation and amortization expense decreased $0.2 million, or 48.1% in 2002, as compared to 2001. We attribute the decrease in 2002 primarily to a reduction in goodwill amortization as a result of the adoption of FAS 142.

   All Other's depreciation and amortization expense decreased in 2002, as compared to 2001, primarily as a result of the adoption of FAS 142. Also contributing to the decrease was the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

   "Corporate/Elimination's" depreciation and amortization expense decreased $0.1 million, or 32.4%, to $0.2 million in 2003, from $0.3 million in 2002. We attribute the decrease primarily to our decision to limit our expenditures for property and equipment and to fully depreciating certain assets during 2002 and 2003. We expect depreciation and amortization expense to remain at its current level during 2004. Depreciation and amortization expense decreased $1.9 million, or 86.8%, in 2002 as compared to 2001. The decrease is primarily the result of the impairment and sale of software and other corporate assets during the last half of 2001.

   LOSS/GAIN ON SALES OF SUBSIDIARIES AND BUSINESS ASSETS

   The loss (gain) on sales of subsidiaries and business assets was $0.3 million, $(0.1) million and $6.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The loss on the sales of subsidiaries and business assets of $0.3 million for 2003 resulted from the sale of our wholly owned subsidiary, WebNet Services Inc. The loss of $6.1 million for 2001 was due to the sale of our 85% ownership interest in Atlantic Systems, Inc., and the sales of the business assets of our wholly-owned subsidiaries as follows: ADS Retail Inc., Signal Processors, Limited, ACT Wireless Corp. and our ATI Communications companies. Proceeds from the 2001 sales were $3.5 million and were used primarily to repay debt.

   INTEREST INCOME

   Interest income was $0.1 million, $2.4 million and $2.1 million for 2003, 2002 and 2001, respectively. Interest income is earned primarily from short-term investments and notes receivable.

   INTEREST EXPENSE

   Interest expense was $22.7 million, $17.5 million and $8.6 million for 2003, 2002 and 2001, respectively. Interest expense is a function of the level of outstanding debt. The interest expense associated with the Debentures and the IBM Credit Agreement was $12.7 million and $8.8 million, respectively, in 2003. Interest expense associated with the IBM Credit Agreement was $16.9 million and $8.4 million in 2002 and 2001, respectively.

   Due to the repayments of all of our obligations to IBM Credit and the conversion of all of the Debentures during 2003, we anticipate that our interest expense will be significantly lower during 2004. However, our interest expense will vary as a result of increases and/or decreases in the market price of Digital Angel Corporation's common stock. This is a result of the Warrants that we issued to the Debenture holders. The liability for the Warrants, to the extent potentially settleable in shares of the Digital Angel Corporation common stock owned by us, is required to be revalued at each reporting period with any resulting increase/(decrease) being charged/(credited) to operations as an increase/(decrease) in interest expense. During the fourth quarter of 2003, we recorded interest expense of $2.0 million as a result of such revaluation. As a result of such revaluation, the exercise of the Warrants by the Debenture holders into shares of the Digital Angel Corporation common stock owned by us may result in our recording a gain on the transaction.

   INCOME TAXES

   We had effective income tax rates of 24.9%, 0.3% and 11.8% in 2003, 2002 and 2001, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from goodwill amortization associated with acquisitions, state taxes net of federal benefits and the increase or reduction of valuation allowances related to net operating loss carry forwards and other deferred tax assets. Our tax provision for 2003 was primarily the result of an increase in the valuation allowance associated with InfoTech USA, Inc.'s deferred tax assets of approximately $1.6 million. As of December 31, 2003, we have provided a valuation allowance to fully reserve our net operating loss carry forwards and our other existing net deferred tax assets. Our tax provision for 2001 was primarily the result of an increase in the valuation allowance due to the losses incurred during the year ended December 31, 2001, as well as our projections of future taxable income.

   NET LOSS ON CAPITAL TRANSACTIONS OF SUBSIDIARY AND LOSS ATTRIBUTABLE TO CHANGES IN MINORITY INTEREST AS A RESULT OF CAPITAL TRANSACTIONS OF SUBSIDIARY

   Gains where realizable and losses on the issuance of shares of stock by our consolidated subsidiary, Digital Angel Corporation, are reflected in the Consolidated Statement of Operations. We determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel Corporation was appropriate since the shares issued to date were not sales of unissued shares in a public offering, since we do not plan to reacquire the shares issued, and the value of the proceeds could be objectively determined. During 2003, we recorded a loss of $0.2 million on the issuances of 2.3 million shares of Digital Angel Corporation's common stock resulting from the exercise of stock options. During 2002, we recorded a net loss of $2.4 million, comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million pre-merger Digital Angel options, a gain of approximately $4.7 million from the deemed sale of 22.85% of the AWG, as a result of the merger with MAS, and a loss of $2.0 million on the issuances of 1.1 million shares of Digital Angel Corporation's common stock resulting primarily from the exercise of stock options. The losses on the issuances of common stock by Digital Angel Corporation represent the difference between the carrying amount of the pro-rata share of our investment in Digital Angel Corporation, and the net proceeds from the issuances of the stock. In addition, during 2003 and 2002, we recorded a loss of $6.5 million and $2.0 million, respectively, attributable to changes in our minority interest ownership of Digital Angel Corporation as a result of the stock issuances. We anticipate that in the future we will continue to realize gains and losses on the issuances of stock by Digital Angel Corporation.

   RESULTS OF DISCONTINUED OPERATIONS

   The following discloses the results of Intellesale and all other non-core businesses comprising discontinued operations for the period January 1 through March 1, 2001, the measurement date:

Total Discontinued Operations                                       JANUARY 1, THROUGH
                                                                      MARCH 1, 2001
                                                                  (amounts in thousands)
Product revenue                                                           $13,039
Service revenue                                                               846
                                                                      --------------
Total revenue                                                              13,885
Cost of products sold (exclusive of depreciation and amortization
 shown separately below)                                                   10,499
Cost of services sold                                                         259
                                                                      --------------
Total cost of products and services sold (exclusive of
 depreciation and amortization shown separately below)                     10,758
                                                                      --------------
Selling, general and administrative expense                                 2,534
Depreciation and amortization                                                 264
Interest, net                                                                  29
Provision for income taxes                                                     34
Minority interest                                                              53
                                                                      --------------
  Income from discontinued operations                                     $   213
                                                                      ==============

   The above results do not include any allocated or common overhead expenses. Included in Interest, net, above are interest charges based on the debt of one of these businesses that was repaid when the business was sold in January 2002.

   We have sold or closed all of the businesses comprising Discontinued Operations. Proceeds from the sales of Discontinued Operations companies were used primarily to repay amounts outstanding under our credit agreement with IBM Credit.

   Provision for operating losses and carrying costs during the phase-out period included the estimated loss on sale of the business units as well as operating and other disposal costs incurred in selling the businesses. Carrying costs include lease commitments, employment contract buyouts, and sales tax liabilities.

   During 2003, 2002 and 2001, Discontinued Operations incurred an increase (decrease) in estimated loss on disposal and operating losses accrued on the measurement date of $0.4 million, $(1.4) million and $16.7 million, respectively. The primary reasons for the increase in estimated losses for 2003 were an increase in estimated facility cancellation costs of $0.2 million and the operations of the one remaining business unit in this segment, which was sold in July 2003. The primary reason for the decrease in estimated losses for 2002 was the settlement of litigation for an amount less than anticipated. The primary reasons for the increase in estimated losses for 2001 were inventory write-downs of $4.5 million, a decrease in estimated sales proceeds as certain of the businesses were closed in the second and third quarters of 2001, an increase in legal expenses related to ongoing litigation, additional sales tax liabilities and additional facility lease costs. The business closures in 2001 were the result of a combination of the deteriorating market conditions for the technology sector as well as our strategic decision to reallocate funding to our core businesses. We also increased our estimated loss on the sale of Innovative Vacuum Solutions, Inc., which was sold during the second quarter of 2001, by $0.2 million, and on Ground Effects Ltd., which was sold in the first quarter of 2002, by $1.2 million.

   We do not anticipate any future losses related to Discontinued Operations as a result of changes in carrying costs. However, actual losses could differ from our estimates and any adjustments will be reflected in our future financial statements. During the years ended December 31, 2003, 2002 and 2001, the estimated amounts recorded were as follows:

-------------------------------------------------------------------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                            2003         2002      2001
                                                                            ----         ----      ----
                                                                                (amounts in thousands)
Operating losses and estimated loss on the sale of business units           $205       $   684    $13,010
Carrying Costs                                                               177        (2,104)     3,685

Less: (Provision) benefit for income taxes                                    --            --         --
                                                                    -----------------------------------------
                                                                            $382       $(1,420)   $16,695
                                                                    =========================================

   The following table sets forth the roll forward of the liabilities for operating losses and carrying costs from December 31, 2001, through December 31, 2003:

                                       Balance,                                                Balance
                                     December 31,                                            December 31,
Type of Cost                             2001            Additions         Deductions            2002
------------------------------------------------------------------------------------------------------------
Operating losses and estimated
 loss on sale                          $1,173              $   684           $1,857            $   --
Carrying costs                          7,218               (2,104)             206             4,908
                                   -------------------------------------------------------------------------
Total                                  $8,391              $(1,420)          $2,063            $4,908
                                   =========================================================================

                                       Balance,                                                Balance
                                     December 31,                                            December 31,
Type of Cost                             2002            Additions         Deductions            2003
------------------------------------------------------------------------------------------------------------
Operating losses and estimated
 loss on sale                           $   --             $205              $205             $   --
Carrying costs (1)                       4,908              177               172              4,913
                                   -------------------------------------------------------------------------
Total                                   $4,908             $382              $377             $4,913
                                   =========================================================================

 (1) Carrying costs at December 31, 2003, include all estimated costs to dispose of the discontinued businesses including $2.2 million for lease commitments, $1.7 million for severance and employment contract settlements and $1.0 million for sales tax liabilities.

   LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

   As of December 31, 2003, cash and cash equivalents totaled $10.2 million, an increase of $4.4 million, or 75.9% from $5.8 million at December 31, 2002. Cash used in operating activities totaled $11.4 million, $3.9 million and $18.0 million in 2003, 2002 and 2001, respectively. In each year, cash was used primarily to fund operating losses. In addition, Digital Angel Corporation had $0.8 million of restricted cash at December 31, 2003. Although Digital Angel Corporation and InfoTech USA, Inc. may pay dividends, since we do not own 100% of these subsidiaries, access to their funds is limited.

   Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased $2.0 million or 12.1% to $14.5 million at December 31, 2003, from $16.5 million at December 31, 2002. The decrease was due primarily to increased collections during the fourth quarter of 2003. As a percentage of 2003 and 2002 revenue, accounts and unbilled receivable were 15.3% and 16.5%, respectively.

   Inventories increased to $9.5 million at December 31, 2003, compared to $6.4 million at December 31, 2002. We attribute the increase primarily to an increase in work-in process related to government contract projects and the accumulation of inventory by Digital Angel Corporation in anticipation of future sales.

   Accounts payable increased $3.9 million or 39.8% to $13.7 million at December 31, 2003, from $9.8 million at December 31, 2002. The increase was primarily a result of the timing of vendor payments.

   Accrued interest and other accrued expenses decreased $6.7 million, or 22.9%, to $22.6 million at December 31, 2003, from $29.3 million at December 31, 2002. The decrease is primarily attributable to a reduction in accrued interest, as we fully satisfied all of our debt obligations to IBM Credit during 2003. The decrease was partially offset by an accrual for bonuses at December 31, 2003.

   Investing activities provided cash of $0.6 million, $8.1 million and $2.7 million in 2003, 2002 and 2001, respectively. In 2003, cash of $1.8 million was provided by collection of notes receivables, and cash of $1.4 million was used to purchase property and equipment. In 2002, cash of $3.2 million was provided by collection of notes receivables, $4.9 million of proceeds was received from the sale of subsidiaries, business assets and property and equipment, and $2.6 million was received from buyers of divested subsidiaries. Cash was used primarily to purchase property and equipment and to fund Discontinued Operations. In 2001, $2.8 million was used to acquire property and equipment, offset by cash proceeds from the sale of subsidiaries and business assets of $1.7 million, proceeds from the sale of property and equipment of $1.3 million, collections of notes receivable of $1.3 million and a reduction in other assets of $0.9 million.

   Financing activities provided (used) cash of $15.0 million, $(2.8) million and $10.9 million in 2003, 2002 and 2001, respectively. In 2003, cash of $29.9 was provided by the issuance of common stock, and $12.0 million was provided by long-term debt. Cash of $27.0 was used to repay debt. In 2002, cash was used to pay $6.2 million in notes payable and long-term debt, offset by $1.7 million provided from issuance of common shares, $1.2 from collections of notes receivable for shares issued, and $1.3 provided by increases in notes payable. In 2001, cash of $14.0 million was obtained through notes payable, $0.6 million was provided by long-term debt and $0.7 million was provided from the issuance of common shares. Cash was used primarily for stock issuance costs of $0.8 million, and payments of long-term debt of $2.5 million.

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

   Effective April 1, 2003, we entered into a Forbearance Agreement with IBM Credit. Under the terms of the Forbearance Agreement, we had the right to purchase all of our outstanding debt obligations to IBM Credit, totaling approximately $100.1 million (including accrued interest), if we paid IBM Credit $30.0 million in cash by June 30, 2003. As of June 30, 2003, we made cash payments to IBM Credit totaling $30.0 million and, thus, we have satisfied in full our debt obligations to IBM Credit. As a result, we recorded a gain on the extinguishment of debt of approximately $70.1 million in 2003.

   Funding for the $30.0 million payment to IBM Credit consisted of $17.8 million in net proceeds from the sales of an aggregate of 50.0 million shares of our common stock, $10.0 million in net proceeds from the issuance of the Debentures, and $2.2 million from cash on hand.

   The 50.0 million shares of our common stock were purchased under Securities Purchase Agreements entered into on May 8, 2003, May 22, 2003 and June 4, 2003, with Cranshire Capital, L.P. and Magellan International Ltd. The Securities Purchase Agreements provided for Cranshire Capital L.P. and Magellan International Ltd. to purchase an aggregate of 20.5 million shares and 29.5 million shares of our common stock, respectively. The purchases resulted in net proceeds to us of $17.8 million, after deduction of the 3% fee to our placement agent, J.P. Carey Securities, Inc.

   On June 30, 2003, we issued our $10.5 million principal amount of 8.5% Convertible Exchangeable Debentures (the "Debentures). Subject to the terms under the various related agreements, the Debentures were convertible into shares of our common stock or exchangeable for shares of the Digital Angel Corporation common stock owned by us, or a combination thereof at any time at the option of the Debenture holders, through the maturity date of November 1, 2005. On November 12, 2003, we announced that we had entered in a letter agreement with the Debenture holders. Under the terms of the letter agreement, the Debenture holders were required to convert a minimum of 50% of the outstanding principal amount of the Debentures plus all accrued and unpaid interest into shares of our common stock on November 12, 2003. In addition, per the terms of the letter agreement, the Debenture holders were required to convert any remaining outstanding principal amount of the Debentures plus accrued interest on or before November 19, 2003. As of November 19, 2003, the total principal amount of the Debentures was converted, and accordingly, our obligations under the Debentures have been satisfied in full. Net proceeds from the issuance of the Debentures were $10.0 million.

   We have recently offered up to 30.0 million shares of our common stock in a public offering registered under the Securities Act of 1933. J.P. Carey Securities, Inc. acted as our placement agent for the offering. An aggregate of 22.0 million of these shares were sold under the terms of three separate securities purchase agreements entered into on September 19, 2003, with each of First

Investors Holding Co., Inc., Magellan International LTD and Cranshire Capital, LP., resulting in gross proceeds to us of approximately $8.0 million before deduction of the 2.0% placement agency fee. In addition, an aggregate of 8.0 million of the shares were sold under eight separate securities purchase agreements entered into on December 2, 2003, as amended, with each of First Investors Holding Co., Inc., Magellan International LTD, Elliott Associates, L.P., Islandia, L.P., Midsummer Investment, Ltd., Omicron Master Trust, Portside Growth and Opportunity Fund and Elliott International L.P., which resulted in aggregate gross proceeds to us of approximately $2.9 million before deduction of the 2.0% placement agency fee. To date, we have used approximately $4.3 million of the net proceeds from the 30.0 million share offering. We intend to use the remaining net proceeds for general corporate purposes (including working capital requirements, sales and marketing and capital expenditures).

   On August 28, 2003, Digital Angel Corporation entered into a Security Agreement with Laurus under which it may borrow from Laurus the lesser of $5,000,000 or an amount that is determined based on percentages of Digital Angel Corporation's eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement. The terms of the Security Agreement, as well as the terms of a $2.0 million two-year secured convertible note between Digital Angel Corporation and Laurus, are fully described in Note 11 to our Consolidated Financial Statement. Digital Angel Corporation had availability under the Security Agreement of $0.2 million at December 31, 2003.

   The InfoTech USA, Inc. segment finances its accounts receivable and inventory. Its current financing arrangement with IBM Credit provides financing on inventory purchases up to $1.8 million. Borrowing for purchases is based upon 75% of all eligible receivables due within 90 days and up to 100% of all eligible inventories. Interest for balances not paid within the interest free period provided in the agreements accrues at prime plus 4.4%. Borrowings under the financing arrangement with IBM Credit were $0.8 million at December 31, 2003. On September 5, 2003, InfoTech USA, Inc. received a letter from IBM Credit constituting their formal notice of termination of the agreement. The effective date of such termination, which was originally set for March 10, 2004, has been extended April 9, 2004. InfoTech USA, Inc. is currently in the process of securing other financing and expects to replace the IBM Credit financing arrangement prior to the termination date set by IBM Credit. InfoTech USA, Inc. believes that its present financing arrangement with IBM Credit, its current cash position, the expected replacement of the IBM Credit agreement, and the repayment by us of our $1.0 million loan from InfoTech, USA, Inc., which is due in June 2004, will provide InfoTech USA, Inc. with sufficient capital for the next twelve months. However, if InfoTech USA, Inc. is not successful in obtaining a replacement for the IBM Credit financing arrangement, which is needed to fund its operations in the coming year and beyond, it could have a material adverse impact on our financial condition, results of operations and cash flows.

   The reduced settlement payment of our debt obligations to IBM, the conversion to equity of our obligations under the Debentures, and the sale of 30.0 million shares of our common stock under its 30.0 million share offering, have been major factors mitigating concerns that existed about the Company's ability to continue as a going concern. The repayment of all of our debt obligations to IBM Credit, the repayment of all of our obligations under the Debentures, and the sale of 30.0 million shares of our common stock under our share offering, as discussed above, contributed to our ability to continue as a going concern. Our future profitability and liquidity depend on many factors including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies. Our ability to achieve profitability and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

   o First, we must attempt to successfully implement our business plans, manage expenditures according to our budget, and generate positive cash flow from operations;

   o Second, we must attempt to develop an effective marketing and sales strategy in order to grow our business and compete successfully in our markets;

   o Third, we must attempt to obtain the necessary approvals to expand the market for the VeriChip product in order to improve the product's salability;

   o Fourth, we must attempt to realize positive cash flow with respect to our investment in Digital Angel Corporation in order to provide us with an appropriate return on our investment; and

   o Finally, we must attempt to complete the development of the Digital Angel and PLD products.

   We have established a management plan to assist us in achieving profitability and positive cash flows over the twelve-months ending December 31, 2004. The major components of our plan are as follows:

   o    to attempt to establish a sustainable positive cash flow business model;

   o to attempt to produce additional cash flow and revenue from our advanced technology products - Digital Angel(TM), Thermo Life(TM), VeriChip(TM), Bio-Thermo(TM) and PLD;

   o to generate additional liquidity through divestiture of business units and assets that are not critical to us;

   o to position Digital Angel Corporation for growth under the leadership of it new management team and through strategic acquisitions such as the recent OuterLink acquisition;

   o to generate additional liquidity for Digital Angel Corporation through the Share Exchange Agreement between us and Digital Angel Corporation: and

   o to attempt to pair VeriChip Corporation with a complementary company that will bring experienced management, revenue and a synergistic customer base.

   Our management estimates that the above plan can be effectively implemented. As of December 31, 2003, we had a working capital deficiency. However a significant portion of the past due liabilities associated with the Discontinued Operations and All Other business units have not been guaranteed by us and/or we do not intend to repay such liabilities in cash during the next twelve months. Therefore, notwithstanding our working capital deficiency, we believe that with our current cash position, our expectation about the achievement of our management plan, and the reliance on our various other sources of liquidity as discussed below, that we should have sufficient working capital to satisfy our needs over the next twelve months.

   We believe that we will be able to generate sufficient revenues and related cash flow in the next twelve months from the Advanced Technology segment to cover the operating expenses of this segment as well as our corporate overhead (exclusive of the corporate overhead of Digital Angel Corporation and InfoTech USA, Inc.). The primary source of revenue for the Advanced Technology segment is Computer Equity Corporation. For 2003, the Advanced Technology segment reported gross revenue of $44.6 million. Of this amount, Computer Equity Corporation represented $37.1 million, or 83.2% of the total revenue. The future revenue outlook for Computer Equity Corporation is expected to be positive. In January 2003, Computer Equity Corporation's wholly owned subsidiary, GTI, was one of seventeen companies awarded the federal government's CONNECTIONS contract, which replaced the previous WACS contract. The CONNECTIONS contract has a three-year base term and five successive one-year renewal options. The CONNECTIONS contract is similar to the WACS contract in that it will allow Computer Equity Corporation to provide government agencies with equipment and services for campus and building communications networks and related infrastructure without the need to follow the full procurement process for a new contract. During 2004 and beyond, our focus will be to generate significant revenue and cash flow from our advanced technology products. We hope to realize positive cash flow in the next twelve months and beyond as these products gain customer acceptance and awareness throughout the world.

   As of December 31, 2003, the Advanced Technology segment and "Corporate/Eliminations" had a combined cash balance of $8.6 million, InfoTech USA, Inc. had a cash balance of $0.7 million, and Digital Angel Corporation had a cash balance of $1.7 million, including restricted cash of $0.8 million. The specific components and the approximate amount of funds that we anticipate that we will need to continue operating for the next twelve months are as follows:

   O To fund operations (excluding research and development) - none, as we expect to achieve cash flow from operations exclusive of research and development expense;

   o    To fund research and development - $4.0 million;

   o    To fund capital expenditures - $1.5 million; and

   o    To fund principal debt payments - $6.3 million.

   The nature of our business is such that it does not require a material cash outlay for capital expenditures, and we have no plans to make significant investments in capital expenditures for the next twelve months. We estimate that our Advanced Technology segment's capital expenditures for 2004 will be approximately $0.5 million, that Digital Angel Corporation's capital expenditures for 2004 will be approximately $1.0 million and that InfoTech USA, Inc.'s capital expenditures for the next twelve months will be de minimus. For 2004, we anticipate the cash outlay for our research and development efforts relating to our advanced technology products to be approximate $1.0 million and that Digital Angel Corporation's cash outlay for such efforts will be approximately $3.0 million. InfoTech USA, Inc. does not incur research and development expense.

   Contractual Obligations

   The following table shows the aggregate of our contractual cash obligations as of December 31, 2003:

Contractual Cash Obligations                             Total       Less Than 1 Year   1-3 Years   4-5 Years   After 5 Years
-----------------------------------------------------------------------------------------------------------------------------
                                                                              (amounts in thousands)
-----------------------------------------------------------------------------------------------------------------------------
NOTES PAYABLE, LONG-TERM DEBT AND OTHER
   LONG-TERM LIABILITIES                                $ 9,228            $6,255        $  745       $  123       $ 2,105
OPERATING LEASES                                         13,158             1,345         1,516        1,163         9,134
EMPLOYMENT RELATED CONTRACTS                              2,675             1,660         1,015           --            --
                                                -----------------------------------------------------------------------------
  TOTAL CONTRACTUAL CASH OBLIGATIONS                    $25,061            $9,260        $3,276       $1,286       $11,239
                                                =============================================================================

   Sources of Liquidity

   Our sources of liquidity may include proceeds from the sale of common stock and preferred shares, proceeds from the sale of businesses, proceeds from the sale of the Digital Angel Corporation common stock owned by us, proceeds from the sale of our common stock issued to Digital Angel Corporation under the Share Exchange Agreement, proceeds from the exercise of stock options and warrants, proceeds from accounts receivable and inventory financing arrangements, and the raising of other forms of debt or equity through private placement or public offerings. However, these options may not be available, or if available, they may not be on favorable terms. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a materially adverse effect on our business, financial condition and results of operations.

   Outlook

   We are constantly looking for ways to maximize shareholder value. As such, we are continually seeking operational efficiencies and synergies within our operating segments as well as evaluating acquisitions of businesses and customer bases which complement our operations. These strategic initiatives may include acquisitions, raising additional funds through debt or equity offerings, or the divestiture of business units that are not critical to our long-term strategy or other restructuring or rationalization of existing operations. We will continue to review all alternatives to ensure maximum appreciation of our shareholders' investments. However, initiatives may not be found, or if found, they may not be on terms favorable to us.

   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

   In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (FAS No. 143), which was effective for fiscal years beginning after June 15, 2002. FAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. We adopted FAS 143 on January 1, 2003. Application of the new rules did not have any impact on our financial position and results of operations, as we do not currently have any legal obligations associated with the retirement of long-lived assets or leased facilities.

   In May 2002, the FASB issued SFAS 145, Rescission of FASB
Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (FAS No. 145). FAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item. Also, the exception to applying Opinion 30 is eliminated. This statement is effective for years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The adoption of FAS No. 145 had the effect of reducing our loss from continuing operations and eliminating an extraordinary gain as previously reported for the year ended December 31, 2001.

   In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS No. 146). This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement was required with the beginning of fiscal year 2003. We adopted this statement on January 1, 2003. The adoption of FAS No. 146 did not have any impact on our operations or financial position.

   Effective January 1, 2003, we adopted the recognition and measurement provisions of FASB Interpretation No. 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("Interpretation 45"). This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not currently provide significant guarantees on a routine basis. As a result, this interpretation has not had a material impact on our financial statements.

   In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities--an Interpretation of ARB No. 51 ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities, other than SPEs. The adoption of FIN 46 is not expected to have an impact on our financial condition, results of operations or cash flows.

   In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have any impact on our current financial position or our results of operations.

   In May 2003, the FASB issued SFAS 150, Accounting for Certain
Financial Instruments with Characteristics of Both Liabilities and Equity (FAS No. 150). FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We adopted the provisions of FAS No. 150 effective July 1, 2003. The adoption of FAS No. 150 did not have any impact on our financial position or results of operations.

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

   We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. As of December 31, 2003, our debt consisted of Digital Angel Corporation's borrowing under its loan agreements with Laurus and capitalized leases with fixed implicit interest rates. Digital Angel Corporation's borrowings under its loan agreements with Laurus bear interest at prime plus 1.75% to prime plus 2.75%. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term investments.

   Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosure is required.

   The table below presents the principal amount and weighted-average interest rate for our debt portfolio:

                                                                       Carrying Value at
         Dollars in Millions                                           December 31, 2003
         -------------------------------------------------------------------------------
           Total notes payable and long-term debt                            $ 9.0
           Notes payable bearing interest at fixed interest rates            $ 3.4
           Weighted-average interest rate during 2003                         0.49%(1)

   (1) The weighted-average interest rate during 2003 was significantly impacted by non-cash interest expense associated with the Debentures, which were fully repaid as of November 19, 2003. The total interest expense related to the Debentures during 2003 was $12.7 million.

   The table below presents a sensitivity analysis of fluctuations in foreign currency exchange rates:

                                                                       Carrying Value at
         Dollars in Millions                                           December 31, 2003
         -------------------------------------------------------------------------------
        Exchange Rate Sensitivity:
         Net foreign currency gains recorded
           in our Consolidated Statement of Operations                     De minimus
         Foreign currency translation adjustments included
           in Other Comprehensive Income                                  $0.2 million

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

ITEM 9A.  CONTROLS AND PROCEDURES

   Evaluation of Disclosure Controls and Procedures

   (a) The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 15d - 15(e)) as of the end of the period ended December 31, 2003. Based on that evaluation, they have concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

   (b) Internal Control Over Financial Reporting

   There have not been any changes in the Company's internal controls over financial reporting identified in connection with an evaluation thereof that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonable likely to materially affect the Company's internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

                                  PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Our directors and executive officers are:

       NAME                     AGE                          POSITION                                  POSITION HELD SINCE
---------------------------------------------------------------------------------------------------------------------------------
Scott R. Silverman              40     Chairman of the Board and Chief Executive Officer    (March 2003 - Chairman and CEO)

Kevin H. McLaughlin             61     President and Chief Operating Officer                (March 2003 - Chief Operating Officer)
                                                                                            (May 2003 - President)

Michael E. Krawitz              34     Executive Vice President, General Counsel and        (April 1999 - General Counsel) (March
                                       Secretary                                            2003 - Secretary) (April 2003 -
                                                                                            Executive Vice President)

Evan C. McKeown                 45     Senior Vice President and Chief Financial Officer    (March 2002 - Chief Financial Officer)
                                                                                            (March 2003 - Senior Vice President)

Peter Y. Zhou                   64     Vice President and Chief Scientist                   (January 2000 - Vice President and
                                                                                            Chief Scientist)

J. Michael Norris               57     Director                                             January 2004

Daniel E. Penni                 56     Director                                             March 1995

Dennis G. Rawan                 60     Director                                             December 2002

Constance K. Weaver             51     Director                                             July 1998

Michael S. Zarriello            54     Director                                             May 2003

   Scott R. Silverman: Mr. Silverman, age 40, previously served since
August 2001 as a special advisor to the Board of Directors. In March 2002, he was appointed to the Board of Directors and named President. In March 2003, he was appointed Chairman of the Board and Chief Executive Officer. From September 1999 to March 2002, Mr. Silverman operated his own private investment-banking firm and prior to that time, from October 1996 to September 1999, he served in various capacities for us including positions related to business development, corporate development and legal affairs. From July 1995 to September 1996, he served as President of ATI Communications, Inc., one of our subsidiaries. He began his career as an attorney specializing in commercial litigation and communications law at the law firm of Cooper Perskie in Atlantic City, New Jersey, and Philadelphia, Pennsylvania. Mr. Silverman is a graduate of the University of Pennsylvania and Villanova University School of Law.

   Kevin H. McLaughlin: Mr. McLaughlin, age 61, was appointed our
President in May 2003 and our Chief Operating Officer in March 2003. From April 12, 2002, Mr. McLaughlin served as a director and Chief Executive Officer of InfoTech USA, Inc., our 52.5% owned subsidiary. Prior to that time, he served as Chief Executive Officer of Computer Equity Corporation, our wholly-owned subsidiary. Mr. McLaughlin joined us as Vice President of Sales and Marketing in June 2000. From June 1995 to May 2000, he served as Senior Vice President of Sales for SCB Computer Technology, Inc.

   Michael E. Krawitz: Mr. Krawitz, age 34, joined us as Assistant
Vice President and General Counsel in April 1999, and was appointed Vice President and Assistant Secretary in December 1999, Senior Vice President in December 2000, Secretary in March 2003 and Executive Vice President in April 2003. From 1994 to April 1999, Mr. Krawitz was an attorney with Fried, Frank, Harris, Shriver & Jacobson in New York. Mr. Krawitz earned a Bachelor of Arts degree from Cornell University in 1991 and a juris doctorate from Harvard Law School in 1994.

   Evan C. McKeown: Mr. McKeown, age 45, joined us as Vice President, Chief Accounting Officer and Corporate Controller in March 2001. He was appointed Vice President, Chief Financial Officer in March 2002 and Senior Vice President in March 2003. Prior to joining us, Mr. McKeown served as Corporate Controller at Orius Corporation in West Palm Beach, Florida. From 1992 to 1999, he served as Controller and then Chief Financial Officer of Zajac, Inc., in Portland, Maine. Mr. McKeown has more that 20 years experience in accounting and financial reporting, including serving as a Tax Manager for Ernst & Young and public accountant with Coopers & Lybrand. He is a graduate of the University of Maine and is a certified public accountant.

   Peter Zhou: Dr. Zhou, age 64, joined us as Vice President and Chief Scientist in January 2000. From 1988 to 1999, Dr. Zhou served as Vice President, Technology for Sentry Technology Corp., and from 1985 to 1988, he served as Research Investigator for the University of Pennsylvania's Department of Science & Engineering. Prior to that, he was a research scientist for Max-Planck Institute, Metallforschung in Stuttgart, Germany and a post-doctoral research fellow at the University of Pennsylvania. Dr. Zhou has a PhD in materials science/solid state physics from the University of Pennsylvania and a Master of Sciences degree in physics from the Beijing University of Sciences and Technology.

   J. Michael Norris: Mr. Norris, age 57, was appointed a director on January 12, 2004, and serves as an independent member of the Audit Committee of the Board of Directors. Mr. Norris served as the Chairman and Chief Executive Officer of Next Level Communications before it was acquired by Motorola in the spring of 2003. Prior to joining Next Level Communications, Mr. Norris was a Senior Vice President and General Manager of the Network Management Group where he was responsible for Motorola's global Cellular Operating Joint Ventures, International Satellite Gateway Operations and Wireless Resale Operations for approximately10 years. Mr. Norris holds a bachelor's degree with a specialization in economics and a master's degree with a specialization in finance, from Rollins College, Winter Park, Florida.

   Daniel E. Penni: Mr. Penni, age 56, has served as a director since
March 1995, and is Chairman of the Compensation Committee and serves on the Audit Committee of the Board of Directors. Since March 1998, he has been an Area Executive Vice President for Arthur J. Gallagher & Co. (NYSE:AJG). He has worked in many sales and administrative roles in the insurance business since 1969. He is the managing member of the Norsman Group Northeast, LLC, a private sales and marketing company focused on Internet-based education and marketing and serves as Treasurer and Chairman of the Finance Committee of the Board of Trustees of the Massachusetts College of Pharmacy and Health Sciences. Mr. Penni graduated with a Bachelor of Science degree in 1969 from the School of Management at Boston College.

   Dennis G. Rawan: Mr. Rawan, age 60, was appointed a director effective December 10, 2002, and serves as Chairman of the Audit Committee of the Board of Directors. Mr. Rawan was Chief Financial Officer of Expo International, Inc. (Expo) from 1996 until his retirement in 2000.

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

   Constance K. Weaver: Ms. Weaver, age 51, was elected a director in July 1998, and serves on the Compensation Committee of the Board of Directors. Ms. Weaver is Executive Vice President, Public Relations, Marketing Communications and Brand Management for AT&T Corporation (AT&T) (NYSE:T). From 1996 to October 2002, Ms. Weaver was Vice President, Investor Relations and Financial Communications for AT&T. From 1995 through 1996, she was Senior Director, Investor Relations and Financial Communications for Microsoft Corporation. From 1993 to 1995, she was Vice President, Investor Relations, and, from 1991 to 1993, she was Director of Investor Relations for MCI Communications, Inc. She earned a Bachelor of Science degree from the University of Maryland in 1975 and has completed post-graduate financial management, marketing and strategic planning courses at The Wharton School of the University of Pennsylvania, Stanford University, Columbia University and Imede (Switzerland).

   Michael S. Zarriello: Mr. Zarriello, age 54, was appointed a director effective May 9, 2003, and serves on the Audit Committee of the Board of Directors. Mr. Zarriello was a Senior Managing Director of Jesup & Lamont Securities Corporation and President of Jesup & Lamont Merchant Partners LLC from 1998 to 2003. From 1989 to 1997, Mr. Zarriello was a Managing Director-Principal of Bear Stearns & Co., Inc. and from 1989 to 1991 he served as Chief Financial Officer of the Principal Activities Group that invested the Bear Stearns' capital in middle market companies. Prior to that time, he has held positions as Chief Financial Officer of United States Leather Holdings, Inc., Chief Financial Officer of Avon Products, Inc. Healthcare Division and Assistant Corporate Controller for Avon. He graduated with a Bachelors of Science degree from the State University of New York at Albany; he holds a Masters in Business Administration from Fairleigh Dickinson University and an Advanced Professional Certificate from New York University. Mr. Zarriello holds several licenses from the National Association of Securities Dealers.

   DIRECTORSHIPS

   Mr. McLaughlin serves on the Boards of Directors of InfoTech USA, Inc. and Digital Angel Corporation. Messrs. Silverman and Zarriello serve on the Board of Directors of Digital Angel Corporation. No other directors or executive officers hold directorships in any other company that has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

   BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

   The Board of Directors held 11 meetings and acted by written consent 38 times during 2003.

   We have standing Audit and Compensation Committees of the Board of Directors. The members of the committees are identified in the above-referenced descriptions.

   The Audit Committee recommends for approval by the Board of Directors a firm of certified public accountants whose duty it is to audit our consolidated financial statements for the fiscal year in which they are appointed, and monitors the effectiveness of the audit effort, our internal and financial accounting organization and controls and financial reporting. The Audit Committee held four meetings and acted by written consent four times during 2003. The Audit Committee approves all auditor services and otherwise complies with the provisions of the Sarbanes-Oxley Act of 2002. The Audit Committee members are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers listing standards, as applicable and as may be modified or supplemented and as defined by the Sarbanes-Oxley Act of 2002.

   The Compensation Committee administers our 1996 Non-Qualified Stock Option Plan, the 1999 Flexible Stock Plan, the 1999 Employees Stock Purchase Plan and the 2003 Flexible Stock Plan including the review and grant of stock options to officers and other employees under such plans, and recommends the adoption of new plans. The Compensation Committee also reviews and approves various other compensation policies and matters and reviews and approves salaries and other matters relating to our executive officers. The Compensation Committee reviews all senior corporate employees after the end of each fiscal year to determine compensation for the subsequent year. Particular attention is paid to each employee's contributions to our current and future success along with their salary level as compared to the market value of personnel with similar skills and responsibilities. The Compensation Committee also looks at accomplishments, which are above and beyond management's normal expectations for their positions. The Compensation Committee met two times and acted by written consent six times during 2003.

   COMPENSATION OF DIRECTORS

   Our non-employee directors receive a fixed quarterly fee in the amount of $7,000 per quarter, effective July 1, 2003. In addition, the Chairman of the Audit Committee receives a quarterly fee of $2,500 and the Chairman of the Compensation Committee receives a quarterly fee $1,500. Other non-employee directors receive a quarterly fee in the amount of $1,000 for each committee on which they serve as a member. Reasonable travel expenses are reimbursed when incurred. During 2003, Messrs. Penni and Rawan and Ms. Weaver each received a bonus of $150,000, and Mr. Zarriello received a bonus of $30,000, as a result of the successful repayment of all of our obligations to IBM Credit on June 30, 2003, under the terms of a forbearance agreement. As a result of the repayment, we recognized a gain on the extinguishment of debt of approximately $70.1 million during 2003. Individuals who become directors are automatically granted an initial option to purchase 25,000 shares of common stock on the date they become directors. Each of such options is granted pursuant to our 1996 Non-Qualified Stock Option Plan, the 1999 Flexible Stock Plan, or the 2003 Flexible Stock Plan on terms and conditions determined by our Board of Directors. During 2003, Messrs. Penni, Rawan and Zarriello and Ms. Weaver were granted 250,000, 250,000, 125,000 and 250,000 options, respectively, to purchase shares of our common stock. Messrs. Penni and Rawan and Ms Weaver's options were annual option awards. Twenty-five thousand of Mr. Zarriello's options were issued in connection with his appointment to our Board of Directors in May 2003, and 100,000 were issued as part of our annual option award. The amount of the annual option awards was discretionary and was determined by the Compensation Committee of the Board of Directors. Directors who are not also executive officers are not eligible to participate in any of our other benefit plans. Mr. Norris joined our Board of Directors on January 12, 2004, and therefore, he did not receive any compensation during 2003.

   CODE OF ETHICS

   We have adopted a code of ethics that applies to, among others, our principal executive officer and principal financial officer, and other persons performing similar functions. We will provide to any person without charge, upon request, a copy of such code. Requests for the code should be directed to: Corporate Secretary, Applied Digital Solutions, Inc., 400 Royal Palm Way, Suite 410, Palm Beach, Florida 33480.

      ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth certain summary information concerning the total remuneration paid in 2003 and the two prior fiscal years to our Chief Executive Officer, our former Chief Executive Officer who retired in March 2003, and our four other most highly compensated executive officers (collectively, the "Named Executive Officers").

                                                     SUMMARY COMPENSATION TABLE

                                                                                       Long-Term Compensation
                                                                             -------------------------------------------
                                                 Annual Compensation                    Awards                   Payouts
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Other
                                                                    Annual   Restricted                                   All Other
                                                                    Compen-     Stock                              LTIP    Compen-
                                            Salary       Bonus      sation     Awards       Options / SAR's      Payouts   sation
  Name and Principal Position (1)   Year     ($)        ($) (2)     ($) (3)      ($)            (#) (4)             (#)      ($)

Scott R. Silverman (5)              2003   $278,077   $1,350,000    $44,442       --      3,250,000(10)              --       --
  Chairman and CEO                  2002    165,577       22,030      2,563       --      2,900,000(11)              --       --
                                    2001         --           --         --       --        568,750(12)              --       --

Richard J. Sullivan (6)             2003   $103,406           --    $15,106       --     10,885,000(13)(30)        $ --     $ --
  Former Chairman, CEO and          2002    450,000     $140,000    326,841       --      6,200,000(14)(29)(30)      --       --
    Secretary                       2001    450,000      448,801     57,424       --     13,710,000(15)(28)(29)      --       --

Kevin H. McLaughlin (7)             2003   $157,692     $650,000     $8,250       --        800,000(16)              --       --
  President and Chief Operating     2002   $152,885       20,000     97,517       --        425,000(17)              --       --
    Officer                         2001   $150,000        7,087     10,615       --        773,375(18)(28)          --       --

Michael E. Krawitz (8)              2003   $181,538     $650,000         --               1,850,000(19)
  Executive Vice President,         2002    170,769       22,030         --       --      2,290,000(20)              --       --
    General Counsel Secretary       2001    160,000       14,174         --       --        750,875(21)(28)          --       --

Evan C. McKeown (9)                 2003   $167,692     $650,000         --       --        550,000(22)              --       --
  Senior Vice President,            2002   $155,673        7,868         --       --        250,000(23)              --       --
    Chief Financial Officer,        2001    $93,750        7,087         --       --        180,469(24)              --       --

Peter Zhou                          2003   $228,981       $7,500         --                 550,000(25)              --       --
  Vice President, Chief Scientist   2002    216,058        7,500         --                 200,000(26)              --       --
                                    2001    212,839           --         --       --        522,750(27)(28)          --       --

--------------------
(1)   See "Related Party Transactions."
(2) The amounts in the Bonus column were discretionary awards granted by the Compensation Committee in consideration of the contributions of the respective named executive officers.
(3) Other annual compensation includes: (a) in 2003, for Mr. Silverman, a general expense allowance of $38,462 and an auto allowance of $5,980, and for Richard J. Sullivan, health insurance reimbursements of $10,190 and an auto allowance of $4,916, for Mr. McLaughlin, a car allowance of $8,250; (b) in 2002, for Mr. Silverman, an auto allowance of $2,563, for Richard J. Sullivan $296,190 related to the difference between the price used to determine the number of shares of common stock issued to Mr. Sullivan in lieu of cash compensation and the market price of stock at the time of issuance, a general expense allowance of $17,362, an auto allowance of $10,242 and a payment of $3,047 for a tax gross up, and for Mr. McLaughlin, an auto allowance of $9,517; and (c) in 2001, for Richard J. Sullivan, a general expense allowance of $39,673 and an auto allowance of $17,751, and for Mr. McLaughlin, an auto allowance of $10,615.
(4) Indicates number of securities underlying options. Includes options granted by our subsidiaries.
(5) Mr. Silverman joined us as a Director and President in March 2002. He assumed the positions of Chairman of the Board of Directors and Chief Executive Officer in March 2003.
(6)   Mr. Sullivan retired in March 2003.
(7) Mr. McLaughlin joined us as Vice President of Sales and Marketing in June 2000. He assumed the positions of President and Chief Operating Officer in March 2003.
(8)   Mr. Krawitz assumed the position of Secretary in March 2003.
(9) Mr. McKeown joined us as Vice President, Chief Accounting Officer and Corporate Controller in March 2001. He was appointed Vice President, Chief Financial Officer in March 2002 and Senior Vice President in March 2003.
(10) Includes 2,000,000 options granted by us, 500,000 options granted by Digital Angel Corporation and; 750,000 options granted by Thermo Life Energy Corp.




(11) Includes 1,600,000 options granted by us, 350,000 options granted by InfoTech USA, Inc., 950,000 options granted by VeriChip Corporation.
(12) Includes 325,000 options granted by us, 143,750 options granted by Digital Angel Corporation, 100,000 options granted by InfoTech USA, Inc.
(13) Includes 10,885,000 options which were granted by us in prior years and that were re-priced in March 2003, under the terms of Mr. Sullivan's severance agreement.
(14) Includes 3,300,000 options granted by us, 1,000,000 options granted by Digital Angel Corporation, 350,000 options granted by InfoTech USA, Inc., 1,450,000 options granted by VeriChip Corporation, and 100,000 shares of VeriChip Corporation belonging to Mr. Sullivan's wife.
(15) Includes 13,410,000 options granted by us, 200,000 options granted by InfoTech USA, Inc, and 100,000 shares of Applied Digital Solutions belonging to Mr. Sullivan's wife.
(16) Includes 250,000 options granted by us, 250,000 options granted by Digital Angel Corporation, 100,000 options granted by VeriChip Corporation, and 200,000 options granted by Thermo Life Energy Corp.
(17) Includes 75,000 options granted by us, and 350,000 options granted by InfoTech USA, Inc.
(18) Includes 539,000 options granted by us, and 234,375 options granted by Digital Angel Corporation.
(19) Includes 1,000,000 options granted by us, 100,000 options granted by Digital Angel Corporation, and 750,000 options granted by Thermo Life Energy Corp.
(20) Includes 1,000,000 options granted by us, 350,000 options granted by InfoTech USA, Inc, and 940,000 options granted by VeriChip
      Corporation.
(21) Includes 604,000 options granted by us, 46,875 options granted by Digital Angel Corporation, and 100,000 options granted by InfoTech
      USA, Inc.
(22) Includes 250,000 options granted by us, 100,000 options granted by VeriChip Corporation, and 200,000 options granted by Thermo Life
      Energy Corp.
(23) Includes 150,000 options granted by us, and 100,000 options granted by VeriChip Corporation.
(24) Includes 150,000 options granted by us, and 30,469 options granted by Digital Angel Corporation.
(25) Includes 150,000 options granted by us, and 100,000 options granted by VeriChip Corporation, and 300,000 options granted by Thermo Life Energy Corp.
(26)  Includes 200,000 options granted by us.
(27) Includes 429,000 options granted by us, and 93,750 options granted by Digital Angel Corporation.
(28) Includes options granted by us in prior years that were re-priced during 2001 as follows: (a) for Richard J. Sullivan, 7,675,000;
      (b) for Kevin McLaughlin, 189,000; (c) for Michael E. Krawitz,
      154,000; and (d) for Peter Zhou, 129,000.
(29)  Info Tech USA, Inc. options forfeited on resignation.
(30)  VeriChip Corporation options forfeited on resignation.


      The following table contains information concerning the grant under all of our stock option plans and under all of our subsidiary stock option plans, to the Named Executive Officers during 2003:

                                                       OPTION GRANTS IN 2003
                                                         INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Potential Realizable Value At
                                                                                                         Assumed Rates of Stock
                                                                                                      Appreciation for Option Term
--------------------------------------------------------------------------------------------------  ------------------------------
                                  Number of          % of
                                 Securities          Total
                                 Underlying         Options
                                   Options        Granted to
                                   Granted         Employees      Exercise
          Name                       (#)            in 2003     Price ($/Sh)     Expiration Date       5% ($)           10% ($)
-------------------------------  ----------       ----------    ------------   -------------------  ------------    --------------
Scott R. Silverman                2,000,000 (1)       9.9%          $0.39           November-11       $955,701        $2,289,417
                                    250,000 (2)      13.9            1.91          September-14        177,756           463,838
                                    250,000 (2)      13.9            3.89          December-14         413,768         1,434,072
                                    750,000 (4)      19.2            0.05            April-11          358,388           858,531
Richard J. Sullivan               2,000,000 (5)       9.9            0.01 (5)        July-08           595,572         1,327,890
                                  1,200,000 (5)       6.0            0.01 (5)      February-08         321,946           709,038
                                    185,000 (5)       0.9            0.01 (5)        April-04            9,614            19,245
                                  3,500,000 (5)      17.4            0.01 (5)      September-06        654,798         1,392,898
                                  1,000,000 (5)       5.0            0.01 (5)      September-07        246,439           537,768
                                  2,000,000 (5)       9.9            0.01 (5)       January-07         405,154           867,665
                                  1,000,000 (5)       5.0            0.01 (5)         May-05           110,784           227,824
Kevin H. McLaughlin                 250,000 (1)       1.2            0.39          November-11         119,463           286,177
                                    250,000 (2)      13.9            1.91          September-11        177,699           463,652
                                    100,000 (3)      12.7            0.25            April-11           47,785           114,471
                                    200,000 (4)       5.1            0.05            April-11           95,570           228,942
Michael E. Krawitz                1,000,000 (1)       5.0            0.39          November-11         477,850         1,144,709
                                    100,000 (2)       5.6            3.89          December-14         165,507           573,629
                                    750,000 (4)      19.2            0.05            April-11          358,388           858,531
Evan C. McKeown                     250,000 (1)       1.2            0.39          November-14         119,463           286,177
                                    100,000 (3)      12.7            0.25            April-11           47,785           114,471
                                    200,000 (4)       5.1            0.05            April-11           95,570           228,942
Peter Zhou                          150,000 (1)       0.7            0.39          November-14          94,432           239,366
                                    100,000 (3)      12.7            0.25            April-11           47,785           114,471
                                    300,000 (4)       7.7            0.05            April-11          143,355           343,413

--------------------
(1) These options were granted under the 2003 Flexible Stock Plan at an exercise price equal to the fair market value of our common stock on the date of grant. These options vest one year from the date of grant.
(2) Digital Angel Corporation granted these options at an exercise price equal to the fair market value of our common stock on the date of grant. These options vest one year from the date of grant.
(3) VeriChip Corporation granted these options at an exercise price equal to the fair market value of our common stock on the date of grant. These options vest one year from the date of grant.
(4) Thermo Life Energy Corp. granted these options at an exercise price equal to the fair market value of our common stock on the date of grant. These options vest one year from the date of grant.
(5) These options were granted by us under the 1996 Non-Qualified Stock Option Plan and/or the 1999 Flexible Stock Plan in prior years and were re-priced on March 24, 2003, as part of Mr. Sullivan's severance agreement. The re-priced options are exercisable at $0.01 per share. All other terms remained unchanged.

      The terms of the 1996 Non-Qualified Stock Option Plan, the 1999 Flexible Stock Plan and the 2003 Flexible Stock Plan include change of control provisions. Upon a change of control, as defined in the plans, all stock options become fully vested, exercisable or payable.

      The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during 2003 and unexercised options held on December 31, 2003:

                          AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                              Number of Securities           Value of Unexercised
                                                                             Underlying Unexercised          In-The-Money Options
                                            Exercised in 2003             Options at Year End 2003 (#)     at Year End 2003 ($) (2)
                                    ----------------------------------    ----------------------------   --------------------------
                                                             Value
                                     Shares Acquired       Realized
             Name                   Upon Exercise (#)      ($) (1)         Exercisable  Unexercisable    Exercisable  Unexercisable
---------------------------------   -----------------   --------------     -----------  -------------    -----------  -------------
SCOTT R. SILVERMAN
  Applied Digital Solutions, Inc.             -                 -         1,925,000       2,000,000        $368,000      $160,000
              Digital Angel Corp.             -                 -           250,000         250,000         707,500       212,500
               InfoTech USA, Inc.             -                 -           100,000         350,000               -             -
             VeriChip Corporation             -                 -           500,000         450,000         100,000        90,000
         Thermo Life Energy Corp.             -                 -                 -         750,000               -             -
RICHARD J. SULLIVAN
  Applied Digital Solutions, Inc.                                           100,000 (4)           -          15,000             -
              Digital Angel Corp.    11,485,000 (3)    $4,662,159 (3)     1,093,750 (5)           -       4,601,078             -
               InfoTech USA, Inc.             -                 -                 - (4)           -               -             -
             VeriChip Corporation             -                 -           100,000               -          20,000             -
         Thermo Life Energy Corp.             -                 -                 -               -               -             -
KEVIN H. MCLAUGHLIN
  Applied Digital Solutions, Inc.                                           391,666         250,000         112,583        20,000
              Digital Angel Corp.             -                 -                 -         250,000               -       707,500
               InfoTech USA, Inc.             -                 -                 -         350,000               -             -
             VeriChip Corporation             -                 -                 -         100,000               -             -
         Thermo Life Energy Corp.             -                 -                 -         200,000               -             -
MICHAEL E. KRAWITZ
  Applied Digital Solutions, Inc.                                         1,504,000       1,000,000         327,280        80,000
              Digital Angel Corp.             -                 -           114,188         100,000         506,161        85,000
               InfoTech USA, Inc.             -                 -           100,000         350,000               -             -
             VeriChip Corporation             -                 -           500,000         440,000               -             -
         Thermo Life Energy Corp.             -                 -                 -         750,000               -             -
EVAN C. MCKEOWN
  Applied Digital Solutions, Inc.                                           233,333         266,667          51,166        25,333
              Digital Angel Corp.             -                 -                 -               -               -             -
               InfoTech USA, Inc.             -                 -                 -               -               -             -
             VeriChip Corporation             -                 -           100,000         100,000          20,000             -
         Thermo Life Energy Corp.             -                 -                 -         200,000               -             -
PETER ZHOU
  Applied Digital Solutions, Inc.                                           329,000         150,000          73,280        12,000
              Digital Angel Corp.             -                 -           271,875               -       1,086,986             -
               InfoTech USA, Inc.             -                 -                 -               -               -             -
             VeriChip Corporation             -                 -                 -         100,000               -             -
         Thermo Life Energy Corp.             -                 -                 -         300,000               -             -

--------------------
(1) The values realized represent the aggregate market value of the shares covered by the option on the date of exercise less the aggregate exercise price paid by the executive officer, but do not include deduction for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares.
(2) The value of the unexercised in-the-money options at December 31, 2003, is based upon the following fair market values: $0.47 for options exercisable into shares of our common stock (based on the closing price of our common stock as reported on the Nasdaq SmallCap Market on December 31, 2002); $4.74 for options exercisable into shares of Digital Angel Corporation's common stock (based upon the closing price of Digital Angel Corporations common stock as reported on the American Stock Exchange on December 31, 2002); $0.23 for options exercisable into shares of InfoTech USA, Inc.'s common stock (based on the closing price of InfoTech USA, Inc.'s common stock on the OTC Bulletin Board on December 31, 2003); $0.25 for options exercisable into shares of VeriChip Corporation's common stock based upon the estimated fair value on December 31, 2003; and $0.05 for options exercisable into shares of Thermo Life Energy Corp.'s common stock based upon the estimated fair value on December 31, 2003. The values shown are net of the option exercise price, but do not include deduction for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares.
(3) Includes 600,000 options exercised by Mr. Sullivan's wife. The value received for these shares was $198,000.
(4)   Includes 100,000 exercisable options, which are owned by Mr.
      Sullivan's wife.
(5) Includes 93,570 exercisable options, which are owned by Mr. Sullivan's wife. The options have a value of $394,378.

The following table sets forth information with respect to the named executive officers concerning the repricing of options during 2003 and 2001 and for the last ten completed fiscal years:

                                                    10-YEAR OPTION/SAR RE-PRICING

                                                     Number of                                                         Length of
                                                    Securities     Market Price                                     Original Option
                                                    Underlying      of Stock at     Exercise Price                  Term Remaining
                                                   Options/SARs       Time of         at Time of        New           at Date of
                                                   Re-priced or    Repricing or      Repricing or     Exercise       Repricing or
                 Name            Date               Amended (#)    Amendment ($)     Amendment ($)    Price ($)        Amendment
---------------------------------------------------------------------------------- -------------------------------------------------
Richard J. Sullivan             March 24, 2003       2,000,000         $0.20             $0.28         $ 0.01           55 months
                                March 24, 2003       1,200,000          0.20              0.32           0.01           50 months
                                March 24, 2003         185,000          0.20              0.15           0.01            4 months
                                March 24, 2003       3,500,000          0.20              0.15           0.01           33 months
                                March 24, 2003       1,000,000          0.20              0.15           0.01           45 months
                                March 24, 2003       2,000,000          0.20              0.15           0.01           36 months
                                March 24, 2003       1,000,000          0.20              0.15           0.01           17 months
                            September 21, 2001         500,000          0.15              3.93           0.15           22 months
                            September 21, 2001         500,000          0.15              5.58           0.15           25 months
                            September 21, 2001         630,000          0.15              4.46           0.15           12 months
                            September 21, 2001          45,000          0.15              4.25           0.15           10 months
                            September 21, 2001         500,000          0.15              3.51           0.15           30 months
                            September 21, 2001         500,000          0.15              3.03           0.15         31.5 months
                            September 21, 2001         500,000          0.15              2.19           0.15           38 months
                            September 21, 2001       1,000,000          0.15              2.03           0.15        104.5 months
                            September 21, 2001       3,500,000          0.15              2.75           0.15           60 months
                            September 21, 2001       2,000,000          0.15              0.69           0.15           63 months

Scott R. Silverman          September 21, 2001         100,000          0.15              0.27           0.15         58.5 months


Michael E. Krawitz          September 21, 2001          25,000          0.15              2.03           0.15        104.5 months
                            September 21, 2001          50,000          0.15              2.00           0.15         49.5 months
                            September 21, 2001          79,000          0.15              2.75           0.15           60 months
                            September 21, 2001         100,000          0.15              0.69           0.15           63 months

Evan C. McKeown             September 21, 2001          16,667          0.15              1.22           0.15           66 months
                            September 21, 2001          16,667          0.15              1.22           0.15           78 months
                            September 21, 2001          16,666          0.15              1.22           0.15           90 months

Kevin McLaughlin            September 21, 2001          33,334          0.15              3.66           0.15         57.5 months
                            September 21, 2001          33,333          0.15              3.66           0.15         69.5 months
                            September 21, 2001          33,333          0.15              3.66           0.15         81.5 months
                            September 21, 2001          39,000          0.15              2.75           0.15           60 months
                            September 21, 2001          75,000          0.15              0.69           0.15           63 months

Peter Zhou                  September 21, 2001          16,667          0.15              6.34           0.15         51.5 months
                            September 21, 2001          16,667          0.15              6.34           0.15         63.5 months
                            September 21, 2001          16,666          0.15              6.34           0.15         75.5 months
                            September 21, 2001          79,000          0.15              2.75           0.15           60 months
                            September 21, 2001         100,000          0.15              0.69           0.15           63 months


      Incentive Plans

      Cash and Stock Incentive Compensation Programs. To reward performance, we provide our executive officers and our subsidiary officers with additional compensation in the form of a cash bonus and/or stock awards. As of December 31, 2003, no fixed formula or weighting has been applied by the Compensation Committee to corporate performance versus individual performance in determining these awards. The Compensation Committee acting in its discretion has determined the amounts of such awards. Such determination, except in the case of the award for the Chairman, was made after considering the recommendations of the Chairman and President and such other matters as the Compensation Committee deems relevant. The Compensation Committee, acting in its discretion, may determine to pay a lesser award than the maximum amount specified. The amount of the total incentive is divided between cash and stock at the discretion of the Compensation Committee.

      Stock Options and Other Awards Granted under the 1996 Non-Qualified Stock Option Plan, the 1999 Flexible Stock Plan and the 2003 Flexible Stock Plan.

      The 1996 Non-Qualified Stock Option Plan, the 1999 Flexible Stock Plan and the 2003 Flexible Stock Plan are long-term plans designed to link rewards with shareholder value over time. Stock options are granted to aid in the retention of employees and to align the interests of employees with shareholders. The value of the stock options to an employee increases as the price of our stock increases above the fair market value on the grant date, and the employee must remain in our employ for the period required for the stock option to be exercisable, thus providing an incentive to remain in our employ.

      These Plans allow grants of stock options to all of our employees, including executive officers. Grants to our executive officers and to officers of our subsidiaries are made at the discretion of the Compensation Committee. The Compensation Committee may also make available a pool of options to each subsidiary to be granted at the discretion of such subsidiary's president.

      The 2003 Flexible Stock Plan is also designed to encourage ownership of our common stock by employees, directors and other individuals, and to promote and further the best interests of us by granting cash and other stock awards. We also intend to grant awards of our common stock in lieu of payments of cash compensation pursuant to the mutual agreement with the participant.

      Stock Options Granted under the 1999 Employee Stock Purchase Plan.

      The 1999 Employee Stock Purchase Plan, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, provides eligible employees with an opportunity to accumulate, through payroll deductions, funds to be used toward the purchase of our stock pursuant to options granted under the plan. Options granted in connection with an offering under the plan, permit the option holder to purchase our stock at a price per share equal to 85% of the fair market value of the stock on (i) the date on which the option is granted (i.e., the first business day of the offering) and (ii) the date on which the option is exercised (i.e., the last business day of the offering), whichever is less.
Section 423 of the Internal Revenue Code also provides certain favorable tax consequences to the option holder, provided that the stock acquired under the plan is held for a specified minimum period of time.

      Other than as otherwise disclosed herein, there were no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year.

      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

      None

      EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

      We have not entered into employment contracts with any of our executive officers. Previously, we had entered into an employment contract with Michael E. Krawitz, Executive Vice President, General Counsel and Secretary, which Mr. Krawitz agreed to terminate for no consideration in November
                                     95

2003. We have established a severance policy for our executive officers under which, if we terminate an employee without cause, as defined, or the employee resigns with good reason the employee will receive severance payments. Under the policy, senior vice presidents and above will receive one year of base salary and vice presidents will receive six months of base salary, based on the salary in effect at time of the termination. The severance amount is reduced by half if the employee has been in our employ for less than one year. Payments cease if, in any material respect, the employee engages in an activity that competes with us or if the employee breaches a duty of confidentiality.

      On March 21, 2003, Richard J. Sullivan retired. Under the terms of Mr. Sullivan's, severance agreement, Mr. Sullivan received a one time payment of
56.0 million shares of our common stock, which were issued to Mr. Sullivan on March 1, 2004, and 10.9 million re-priced options. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. All of the options have been exercised.

      Richard Sullivan's employment agreement provided for:

      o an annual salary of $450,000 and an annual bonus of not less than $140,000 for the term of his employment agreement (which was due to expire March 1, 2008, roughly five years later);

      o supplemental compensation of $2,250,000 (to be paid in 60 equal monthly payments of $37,500 each), in the event of a termination of his employment for any reason other than a termination due to his material default under the agreement; and

      o a lump sum payment of $12,105,000, upon the occurrence of a "Triggering Event," defined under the employment agreement to include a change of control of us or his ceasing to serve as our Chairman of the Board or Chief Executive Officer for any reason other than due to his material default, with us having the option to pay this amount in cash or in our common stock or any combination of the two. In the event we opted to make any portion of the payment in common stock, the agreement stipulated that the common stock is to be valued at the average closing price of the stock on the Nasdaq National Market (our stock was, at the time the agreement was entered into, listed on the Nasdaq National Market but has since been transferred to the Nasdaq SmallCap Market) over the last five business days prior to the date of the Triggering Event.

      In total, the employment agreement obligated us to pay Richard Sullivan approximately $17.3 million under or in connection with the termination of his employment agreement. In view of our cash constraints and our need at the time to dedicate essentially all of our cash resources to satisfying our obligations to IBM Credit, we commenced negotiations with Richard Sullivan that led to proposed terms of his severance agreement.

      Effective March 3, 2004, Richard J. Sullivan resigned from Digital Angel Corporation's Board of Directors, and thus, he no longer has any affiliation with us.

      SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of all such reports to us. We believe, based on our stock transfer records and other information available to us, that all reports required under Section 16(a) were timely filed during 2003 except for a joint Form 4 for Applied Digital Solutions, Inc. and the Digital Angel Share Trust that was filed several months late.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      OWNERSHIP OF EQUITY SECURITIES

      The following table sets forth information regarding beneficial ownership of our common stock by each director and by each executive officer named in the summary compensation table and by all the directors and executive officers as a group as of March 10, 2004:

                                                                              ---------------------------------------------
                                                                                    Number of
                                                                                Shares of Common            Percent of
                                                                               Stock Beneficially          Common Stock
                              Name of Beneficial Owner                              Owned (1)           Beneficially Owned
----------------------------------------------------------------------------  ----------------------    -------------------
  Scott R. Silverman                                                                1,945,000                    *
  J. Michael Norris                                                                        --                   --
  Daniel E. Penni                                                                   1,912,638                    *
  Dennis G. Rawan                                                                      13,333                    *
  Constance K. Weaver                                                               1,329,173                    *
  Michael S. Zarriello                                                                 24,519                    *
  Richard J. Sullivan (2)(3)                                                          122,222                    *
  Kevin H. McLaughlin                                                                 402,333                    *
  Michael E. Krawitz                                                                1,562,356                    *
  Evan C. McKeown                                                                     251,551                    *
  Peter Zhou                                                                          352,526                    *

  All directors and executive officers as a group (12 persons)                      8,348,168                  1.6%

--------------------

* Represents less than 1% of the issued and outstanding shares of our common stock.

(1) This table includes presently exercisable stock options and options that are exercisable within sixty days of March 10, 2004, in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. The following directors and executive officers hold the number of exercisable options set forth following their respective names:
      Scott R. Silverman - 1,925,000; Daniel E. Penni - 1,164,000; Dennis G. Rawan - 8,333; Constance K. Weaver - 989,000; Richard J. Sullivan - 100,000; Kevin H. McLaughlin -391,333; Michael E. Krawitz - 1,504,000; Evan C. McKeown - 250,000; Peter Zhou - 329,000; and all directors and officers as a group - 7,034,666.

(2) Includes 100,000 presently exercisable options and 22,222 shares of common stock owned by Mr. Sullivan's spouse.

(3) Mr. Sullivan did not respond to our request for information about his holdings.

      The following table sets forth information regarding beneficial ownership of our 68.5% subsidiary, Digital Angel Corporation, by each of our directors and by each executive officer named in the summary compensation table and by all the directors and executive officers as a group as of March 10, 2004:

                                                                                NUMBER OF
                                                                                SHARES OF           PERCENT OF
                                                                                 COMMON               COMMON
                                                                                  STOCK                STOCK
                                                                              BENEFICIALLY         BENEFICIALLY
                                NAME OF BENEFICIAL OWNER                        OWNED (1)              OWNED
                                ------------------------                        ---------              -----
Scott R. Silverman
400 Royal Palm Way, Palm Beach, FL 33480                                           78,450                *

J. Michael Norris
400 Royal Palm Way, Palm Beach, FL 33480                                               --               --

Daniel E. Penni
260 Eliot Street, Ashland, MA 01721                                                93,750                *

Dennis G. Rawan                                                                        --               --
400 Royal Palm Way, Palm Beach, FL 33480

Constance K. Weaver                                                                82,950                *
295 North Maple Ave, Basking Ridge, NJ 07920

Michael S. Zarriello                                                                   --               --
400 Royal Palm Way, Palm Beach, FL 33480

Richard J. Sullivan
400 Royal Palm Way, Palm Beach, FL 33480                                        1,143,750 (2)(3)       3.3%

Kevin H. McLaughlin
400 Royal Palm Way, Palm Beach, FL 33480                                               --               --

Michael E. Krawitz
400 Royal Palm Way, Palm Beach, FL 33480                                          114,118                *

Evan C. McKeown
400 Royal Palm Way, Palm Beach, FL 33480                                               --               --

Peter Zhou
5750 Division Street, Riverside, CA 92506                                         271,875                *

All directors and executive officers as a group (12 persons)                    1,802,706              5.3%

--------------------
* Represents less than 1% of the issued and outstanding shares of Digital Angel Corporation's common stock.

(1) This table includes presently exercisable stock options and options that are exercisable within sixty days of March 10, 2004, in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. The following directors and executive officers hold the number of exercisable options set forth following their respective names:
      Scott R. Silverman - 50,000; Constance K. Weaver - 82,950; Richard J. Sullivan - 1,143,750; Michael E. Krawitz - 114,118; Peter Zhou - 271,875; and all directors and officers as a group - 1,680,506.

(2) Includes 93,750 presently exercisable options owned by Mr. Sullivan's spouse.

(3) Mr. Sullivan did not respond to our request for information about his holdings.

      The following table sets forth information regarding beneficial ownership of our 52.5% subsidiary, InfoTech USA, Inc., by each of our directors and by each executive officer named in the summary compensation table and by all the directors and executive officers as a group as of March 10, 2004:

                                                                                NUMBER OF
                                                                                SHARES OF           PERCENT OF
                                                                                 COMMON               COMMON
                                                                                  STOCK                STOCK
                                                                              BENEFICIALLY         BENEFICIALLY
                                NAME OF BENEFICIAL OWNER                        OWNED (1)              OWNED
                                ------------------------                        ---------              -----
Scott R. Silverman
400 Royal Palm Way, Palm Beach, FL 33480                                          450,000               7.3%

J. Michael Norris
400 Royal Palm Way, Palm Beach, FL 33480                                               --                --

Daniel E. Penni
260 Eliot Street, Ashland, MA 01721                                                    --                --

Dennis G. Rawan
400 Royal Palm Way, Palm Beach, FL 33480                                               --                --

Constance K. Weaver
295 North Maple Ave, Basking Ridge, NJ 07920                                           --                --

Michael S. Zarriello
400 Royal Palm Way, Palm Beach, FL 33480                                               --                --

Richard J. Sullivan
400 Royal Palm Way, Palm Beach, FL 33480                                               --                --

Kevin H. McLaughlin
400 Royal Palm Way, Palm Beach, FL 33480                                          350,000               5.7%

Michael E. Krawitz
400 Royal Palm Way, Palm Beach, FL 33480                                          450,000               7.3%

Evan C. McKeown
400 Royal Palm Way, Palm Beach, FL 33480                                               --                --

Peter Zhou
5750 Division Street, Riverside, CA 92506                                              --                --

All directors and executive officers as a group (12 persons)                    1,250,000              20.3%

--------------------
(1) This table includes presently exercisable stock options and options that are exercisable within sixty days of March 10, 2004, in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. The following directors and executive officers hold the number of exercisable options set forth following their respective names:
      Scott R. Silverman - 450,000; Kevin H. McLaughlin - 350,000; Michael
      E. Krawitz - 450;000; and all directors and officers as a group -
      1,250,000.

      The following table sets forth information regarding beneficial ownership of our wholly owned subsidiary, VeriChip Corporation, by each of our directors and by each executive officer named in the summary compensation table and by all the directors and executive officers as a group as of March 10, 2004:

                                                                                NUMBER OF
                                                                                SHARES OF           PERCENT OF
                                                                                 COMMON               COMMON
                                                                                  STOCK                STOCK
                                                                              BENEFICIALLY         BENEFICIALLY
                                NAME OF BENEFICIAL OWNER                        OWNED (1)              OWNED
                                ------------------------                        ---------              -----
Scott R. Silverman                                                               950,000               4.2%
400 Royal Palm Way, Palm Beach, FL 33480

J. Michael Norris                                                                     --                --
400 Royal Palm Way, Palm Beach, FL 33480

Daniel E. Penni                                                                  100,000                 *
260 Eliot Street, Ashland, MA 01721

Dennis G. Rawan                                                                       --                --
400 Royal Palm Way, Palm Beach, FL 33480

Constance K. Weaver                                                              100,000                 *
295 North Maple Ave, Basking Ridge, NJ 07920

Michael S. Zarriello                                                                  --                --
400 Royal Palm Way, Palm Beach, FL 33480

Richard J. Sullivan                                                              100,000(2)              *
400 Royal Palm Way, Palm Beach, FL 33480

Kevin H. McLaughlin                                                              100,000                 *
400 Royal Palm Way, Palm Beach, FL 33480

Michael E. Krawitz                                                               940,000               4.1%
400 Royal Palm Way, Palm Beach, FL 33480

Evan C. McKeown                                                                  200,000                 *
400 Royal Palm Way, Palm Beach, FL 33480

Peter Zhou                                                                       100,000                 *
5750 Division Street, Riverside, CA 92506

All directors and executive officers as a group (12 persons)                   2,655,000              11.8%

--------------------
* Represents less than 1% of the issued and outstanding shares of VeriChip Corporation's common stock.

(1) This table includes presently exercisable stock options and options that are exercisable within sixty days of March 10, 2004, in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. The following directors and executive officers hold the number of exercisable options set forth following their respective names; Scott R. Silverman - 950,000; Daniel E. Penni - 100,000; Constance K. Weaver - 100,000; Richard Sullivan - 100,000; Kevin H. McLaughlin - 100,000; Michael E. Krawitz - 940,000; Evan C. McKeown - 200,000;
      Peter Zhou - 100,000; and all directors and officers as a group -
      4,765,000.

(2) Includes 100,000 presently exercisable options owned by Mr. Sullivan's spouse.

      The following table sets forth information regarding beneficial ownership of our wholly owned subsidiary, Thermo Life Energy Corp., by each of our directors and by each executive officer named in the summary compensation table and by all the directors and executive officers as a group as of March 10, 2004:

                                                                                NUMBER OF
                                                                                SHARES OF           PERCENT OF
                                                                                 COMMON               COMMON
                                                                                  STOCK                STOCK
                                                                              BENEFICIALLY         BENEFICIALLY
                                NAME OF BENEFICIAL OWNER                        OWNED (1)              OWNED
                                ------------------------                        ---------              -----
Scott R. Silverman                                                                750,000              3.3%
400 Royal Palm Way, Palm Beach, FL 33480

J. Michael Norris                                                                      --               --
400 Royal Palm Way, Palm Beach, FL 33480

Daniel E. Penni                                                                   200,000                *
260 Eliot Street, Ashland, MA 01721

Dennis G. Rawan                                                                   200,000               --
400 Royal Palm Way, Palm Beach, FL 33480

Constance K. Weaver                                                               200,000                *
295 North Maple Ave, Basking Ridge, NJ 07920

Michael S. Zarriello                                                                   --               --
400 Royal Palm Way, Palm Beach, FL 33480

Richard J. Sullivan                                                                    --               --
400 Royal Palm Way, Palm Beach, FL 33480

Kevin H. McLaughlin                                                               200,000                *
400 Royal Palm Way, Palm Beach, FL 33480

Michael E. Krawitz                                                                750,000              3.3%
400 Royal Palm Way, Palm Beach, FL 33480

Evan C. McKeown                                                                   200,000                *
400 Royal Palm Way, Palm Beach, FL 33480

Peter Zhou                                                                             --               --
5750 Division Street, Riverside, CA 92506

All directors and executive officers as a group (12 persons)                    2,585,000             11.4%


--------------------
* Represents less than 1% of the issued and outstanding shares of Thermo Life Energy Corp.'s common stock.

(1) This table includes presently exercisable stock options and options that are exercisable within sixty days of March 10, 2004, in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. The following directors and executive officers hold the number of exercisable options set forth following their respective names; Scott R. Silverman - 750,000; Daniel E. Penni - 200,000; Dennis G. Rawan - 200,000; Constance K. Weaver - 200,000; Kevin H. McLaughlin
      - 200,000; Michael E. Krawitz - 750,000; Evan C. McKeown - 200,000;
      and all directors and officers as a group - 2,585,000.

      CHANGES IN CONTROL

      There are no arrangements known to us, including any pledge of our securities by any person, the operation of which may at a subsequent date result in a change in control us.

      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      During 2003, we granted 20,168,000 options under our 2003 Flexible Stock Plan, 1999 Flexible Stock Plan and 1996 Non-Qualified Stock Option Plan, including 13,214,000 options that were re-priced in March 2003, under the terms of two severance agreements with our former officers and director. As of December 31, 2003, the following shares of our common stock were authorized for issuance under our equity compensation plans:

      EQUITY COMPENSATION PLAN INFORMATION

                                                         (a)                         (b)                           (c)
                                                                                                           Number of securities
                                                                                                         remaining available for
                                                                              Weighted-average            future issuance under
                                               Number of securities to         exercise price              equity compensation
                                               be issued upon exercise          per share of                 plans (excluding
                                               of outstanding options,      outstanding options,         securities reflected in
Plan Category (1)                                warrants and rights        warrants and rights                column (a))
Equity compensation plans approved by
  security holders                                    24,915,300                   $0.93                     13,523,765 (2)
Equity compensation plans not approved
  by security holders                                         --                      --                             --
                                           ---------------------------------------------------------------------------------------
Total                                                 24,915,300                   $0.93                     13,523,765
-------------------------------------------=======================================================================================

(1) A narrative description of the material terms of our equity compensation plans is set forth in Note 15 to our Consolidated Financial Statements.

(2) Includes 5,949,259 shares available for future issuance under our 1999 Employees Stock Purchase Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      INDEBTEDNESS OF MANAGEMENT AND OTHERS

      Daniel E. Penni, a member of our Board of Directors, has executed a revolving line of credit promissory note in favor of Applied Digital Solutions Financial Corp., our subsidiary, in the amount of $450,000. The promissory note, which was executed on March 23, 1999, is payable on demand, with interest payable monthly on the unpaid principal balance at the rate equal to one percentage point above the base rate announced by State Street Bank and Trust Company (which interest rate shall fluctuate contemporaneously with changes in such base rate). On March 10, 2004, the interest rate equaled 5.0%. The largest amount of principal outstanding under the promissory note during 2002 was $420,000, and as of March 10, 2004, $390,000 was outstanding under the note. There was no interest due under the note as of March 10, 2004.

      Mr. Richard Sullivan, our former Chairman of the Board, Chief
Executive Officer and Secretary, had executed a promissory note in our favor in the amount of $59,711. The promissory note was payable on demand and interest accrued at a rate of 7.0% per annum. The largest amount of principal outstanding under the promissory note during 2003 was $59,711, plus accrued interest, and on March 21, 2003, this note was paid in full.

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

Named Executive Officer                                 Amount            Interest Rate         Due Date
-----------------------                                 ------            -------------         --------
Richard J. Sullivan                                   $1,375,000                6.0%            September 27, 2003
Kevin H. McLaughlin                                       30,250                6.0             September 27, 2003
Michael E. Krawitz                                        57,750                6.0             September 27, 2003
Peter Zhou                                                57,750                6.0             September 27, 2003

Directors                                               Amount             Interest Rate        Due Date
---------                                               ------             -------------        --------
Daniel E. Penni                                         $236,500                 6.0%           September 27, 2003
Constance K. Weaver                                      236,500                 6.0            September 27, 2003


      In September 2000, when the loans were originated, we notified these officers and directors that we intended to pay their annual interest as part of their compensation expense/directors remuneration and to provide a gross-up for the associated income taxes. Annual interest payments were due on September 27, 2001 and September 27, 2002. We have chosen not to pay the interest and related tax gross-up. In addition, the principal balance and a final interest payment became due on September 27, 2003. We, therefore, consider such notes to be in default and are in the process of foreclosing on the underlying collateral (all of our stock) in satisfaction of the notes.

      Marc Sherman, the former Chief Executive Officer of Intellesale, Inc. and brother-in-law of

Constance Weaver, a member of our Board of Directors, was indebted to us for approximately $990,000, which amount was satisfied in connection with a settlement agreement described below. This amount represents the amount due to us under seven promissory notes with principal balances aggregating $795,000, plus accrued interest of approximately $195,000. The largest principal amount outstanding under the seven promissory notes during 2003 was $795,000, plus accrued interest. Six of the promissory notes with an aggregate principal balance of $595,000 were executed during a six-month period beginning March 26, 1998 through September 10, 1998. These six promissory notes were due on demand and bore interest at the rate of 6% per annum. Following the institution of litigation, a settlement was negotiated which became effective in March of 2004. Pursuant to the settlement, these principal amounts were paid by offsetting (on a dollar-for-dollar basis) a pension obligation we had to Mr. Sherman's family. The seventh promissory note is a non-interest bearing promissory note in the amount of $200,000, which was executed on January 1, 1999. The proceeds of the $200,000 note were used by Mr. Sherman to acquire 100,000 shares of our common stock which 100,000 shares were the security for such note. As part of the settlement, Mr. Sherman is to deliver those shares back to us, along with 50,000 additional shares.

      SARBANES-OXLEY ACT OF 2002

      The Sarbanes-Oxley Act of 2002, referred to herein as the Act, makes it unlawful for a public company to make material modifications to any existing loans made to its executive officers and directors. The Act does not provide guidance as to whether a company's election not to make demand on a demand promissory note will be deemed a material modification.

      TRANSACTIONS WITH SUBSIDIARIES

      Digital Angel Corporation

      As of December 31, 2003, we are the beneficial owner, of approximately 66.9% of Digital Angel Corporation's outstanding common stock. During 2003, Digital Angel Corporation reimbursed us $0.1 million for research services and billed us $0.5 million for VeriChip product. During 2002, the Digital Angel Corporation paid us approximately $0.3 million for research services. Other transactions, primarily for research services and insurance premiums, resulted in a $0.3 million payment due to us from Digital Angel Corporation as of December 31, 2003.

      Before March 27, 2002, we provided certain general and administrative services to pre-merger Digital Angel, including finance, legal, benefits and other miscellaneous items. The costs of these services were about $0.2 million for the year ended December 31, 2002. In addition, during 2002, accrued expenses of $0.3 million were relieved and contributed to pre-merger Digital Angel's capital by us.

      All of the transactions noted above between us and Digital Angel Corporation have been eliminated in consolidation.

      InfoTech USA, Inc.

      On June 22, 2003, we borrowed $1.0 million from InfoTech USA, Inc. under the terms of a commercial loan agreement and a term note. The loan accrues interest at an annual rate of 16% and interest is payable monthly beginning on July 31, 2003, with principal and accrued interest due on June 30, 2004. As of March 10, 2004, $1.0 million of principal was outstanding under the note and accrued interest was approximately five thousand dollars. Under the terms of a Stock Pledge

Agreement, we pledged 750,000 shares of the Digital Angel Corporation common stock that we own as collateral for the loan. The proceeds of the loan were used to fund operations.

      Beginning in April 2002, and for the period of time during which Kevin McLaughlin served as InfoTech USA, Inc.'s President, Chief Executive Officer and Chief Operating Officer, we had a financial arrangement with InfoTech USA, Inc. whereby the salary, bonus and benefits for Mr. McLaughlin were paid by us. InfoTech USA, Inc. reimbursed us for all payroll and benefit-related expenses incurred as a result of such financial arrangement on a monthly basis. Mr. McLaughlin resigned as InfoTech USA, Inc.'s President, Chief Executive Officer and Chief Operating Officer on March 10, 2003. In addition, InfoTech USA, Inc. reimburses us on a monthly basis for various business insurance coverages and other miscellaneous business expenses. During 2003 and 2002, InfoTech USA, Inc. reimbursed us approximately $0.2 million and $0.4 million, respectively, for such expenses.

      All of the transactions noted above between us and InfoTech USA, Inc. have been eliminated in consolidation.


ITEM 14.  PRINCIPAL ACCOUNTANTS SERVICES AND FEES

                          AUDIT AND NON-AUDIT FEES

      For the fiscal years ended December 31, 2003 and 2002, fees for services provided by Eisner LLP were as follows:

                                                                                                    2003                2002
                                                                                         ----------------------------------------
      A.   Audit Fees                                                                             $467,546           $1,137,859

      B.   Audit Related Fees (review of registration statements and other SEC filings)            266,525              473,958

      C.   Tax fees (tax-related services, including income tax advice regarding
             income taxes within the United States)                                                 25,166                   --
                                                                                         ----------------------------------------

           Total Fees                                                                             $759,237           $1,611,817
                                                                                         ========================================

      The Audit Committee of the Board of Directors has authorized the fees incurred above for all services provided.

Compatibility of Fees

      The Audit Committee of the Board of Directors has considered whether the provision of the services covered in All Other Fees is compatible with maintaining the principal accountant's independence and has concluded that the services did not interfere with the principal accountant's independence.

Pre-Approval Policies and Procedures

      The Audit Committee has a policy for the pre-approval of audit services requiring its prior approval for all audit and non-audit services provided by our independent auditors. Our independent auditors may not provide certain prohibited services. The Audit Committee's prior approval must be obtained before the scope or cost of pre-approved services is increased.

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

              (i) Form 8-K filed November 3, 2003, furnished under Item 5. "Other Events" containing our press release dated October 31, 2003, announcing that we had received notification from the Nasdaq that our common stock did not meet the $1.00 minimum bid closing price requirement of Nasdaq Marketplace Rule 4310
              (c)(4).

              (ii) Form 8-K filed dated November 14, 2003, furnished under
              Item 5. "Other Events" announcing the terms of an agreement to satisfy our aggregate principal amount of $10.5 million 8.5% Convertible Exchangeable Debentures, which were originally issued on June 30, 2003.

              (iii) Form 8-K filed dated November 14, 2003, furnished under
              Item 9. "Regulation FD" containing our earnings release dated November 14, 2003.

              (iv) Form 8-K filed November 20, 2003, furnished under Item 5. "Other Events" announcing that we had satisfied in full our obligations under our $10.5 million 8.5% Convertible Exchangeable Debentures.

              (v) Form 8-K filed December 3, 2003, furnished under Item 5. "Other Events" announcing that we had entered into eight securities purchase agreements on December 2, 2003 for the sale of up to 8.0 million shares of our common stock.

(c)       EXHIBITS - INCLUDED IN ITEM 15(a)(3) ABOVE.

                                 SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Palm Beach, State of Florida, on March 15, 2003.

                         APPLIED DIGITAL SOLUTIONS, INC.

                         By: /s/ Scott R. Silverman
                             -------------------------------------
                             (Scott R. Silverman)
                             Chairman of the Board of Directors
                             and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                    Title                           Date
       ---------                    -----                           ----

  /s/ Scott R. Silverman        Chairman of the Board
----------------------------    of Directors and Chief
 (Scott R. Silverman)           Executive Officer
                                (Principal Executive Officer)    March 15, 2003

  /s/ Evan C. McKeown           Chief Financial Officer
----------------------------    (Principal Financial
  (Evan C. McKeown)             Officer and Principal
                                Accounting Officer)              March 15, 2003

  /s/ J. Michael Norris
----------------------------
  (J. Michael Norris)           Director                         March 15, 2003

  /s/ Daniel E. Penni
----------------------------
  (Daniel E. Penni)             Director                         March 15, 2003

  /s/ Dennis G. Rawan
----------------------------
  (Dennis G. Rawan)             Director                         March 15, 2003


----------------------------
  (Constance K. Weaver)         Director                         March 15, 2003

  /s/ Michael S. Zarriello
----------------------------
  (Michael S. Zarriello)        Director                         March 15, 2003


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

  2.8       Agreement and Plan of Merger, dated July 1, 2000, by and among
            Applied Digital Solutions, Inc., Web Serve Acquisition Corp., WebNet
            Services, Inc., Steven P. Couture, Jeffery M. Couture and Raymond D.
            Maggi (incorporated by reference to Exhibit 2.8 to the registrant's
            Annual Report on Form 10-K/A for the year ended December 31, 2003, filed with the Commission on December 11, 2003)

  2.9       Agreement and Plan of Merger, dated November 2, 2003, by and among
            Digital Angel Corporation, DA Acquisition, Inc. and OuterLink
            Corporation (incorporated herein by reference to Exhibit 2.9 to the registrant's Registration Statement on Form S-1 (File No. 109512)
            filed with the Commission on February 17, 2004)

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

  4.8 Fourth Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on August 26, 2003
            (incorporated by reference to Exhibit 4.5 to the registrant's
            Registration Statement on Form S-1 (File No. 333-108338) filed with the Commission on August 28, 2003)

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

 10.17 Lock-Up Agreement dated as of November 28, 1999 by and between AT&T Canada Corp. and Applied Digital Solutions, Inc.
            (incorporated by reference to the Exhibit 99.2 to the registrant's Current Report on Form 8-K filed with the Commission on December 13, 1999, as amended on December 22, 1999 and January 11, 2000)

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

 10.29      Letter Agreement between Applied Digital Solutions, Inc. and R.J.
            Sullivan dated March 24, 2003 (incorporated herein by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed with the Commission on March 27, 2003)*




 10.30      Letter Agreement between Applied Digital Solutions, Inc. and J.C.
            Artigliere dated March 24, 2003 (incorporated herein by reference to Exhibit 10.29 to the registrant's Annual Report on Form 10-K filed with the Commission on March 31, 2003)*

 10.31      Placement Agency Agreement by and between Applied Digital Solutions,
            Inc. and J.P. Carey Securities Inc. (incorporated herein by reference to Exhibit 10.31 to the registrant's Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on April 17, 2003)

 10.32      Securities Purchase Agreement among Applied Digital Solutions, Inc.
            and the Purchasers, dated June 30, 2003 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on July 9, 2003)

 10.33 Form of 8.5% Convertible Exchangeable Debentures Due November 1, 2005, between Applied Digital Solutions, Inc. and each of the Purchasers
            (incorporated herein by reference to Exhibit 10.2 to the registrant's
            Current Report on Form 8-K filed with the Commission on July 9, 2003)

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

 10.39      Share Exchange Agreement between Applied Digital Solutions, Inc. and
            Digital Angel Corporation dated August 14, 2003 (incorporated herein by reference to Exhibit 10.30 to the registrant's Registration Statement on Form S-1 (File No. 333-109512) filed with the Commission on
            October 6, 2003)

 10.40      Securities Purchase Agreement between Applied Digital Solutions, Inc.
            and First Investors Holding Co., Inc. dated September 19, 2003,
            (incorporated herein by reference to Exhibit 10.1 to the registrant's
            Current Report on Form 8-K filed with the Commission on September
            22, 2003)

 10.41      Securities Purchase Agreement between Applied Digital Solutions, Inc.
            and Magellan International LTD dated September 19, 2003,
            (incorporated herein by reference to Exhibit 10.2 to the registrant's
            Current Report on Form 8-K filed with the Commission on September
            22, 2003)

 10.42      Securities Purchase Agreement between Applied Digital Solutions, Inc.
            and Cranshire Capital, LP dated September 19, 2003, (incorporated herein by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed with the Commission on September 22, 2003)

 10.43      Form of letter agreement between Applied Digital Solutions, Inc.
            and each of the Purchasers (incorporated herein by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K filed with the Commission on November 14, 2003)

 10.44      Letter Agreement between Applied Digital Solutions, Inc. and G.A.
            Sullivan. (incorporated herein by reference to Exhibit 10.30 to the registrant's Annual Report on Form 10-K/A for the year ended December
            31, 2003, filed with the Commission on December 11, 2003)*




 10.45      Amendment to Letter Agreement between Applied Digital Solutions, Inc.
            and G.A. Sullivan (incorporated herein by reference to Exhibit 10.45 to the registrant's Registration Statement on Form S-1 (File No. 109512)
            filed with the Commission on February 17, 2004)*

 10.46      International Distribution Agreement, dated March 8, 2003, by and between VeriChip Corporation and the Company La Font, Ltda.
            (incorporated herein by reference to Exhibit 10.46 to the
            registrant's Annual Report on Form 10-K/A for the year ended
            December 31, 2003, filed with the Commission on December 11,
            2003)

 10.47 International Distribution Agreement, dated March 8, 2003, by and between VeriChip Corporation and RussGPS, Ltd. (incorporated herein by reference to Exhibit 10.47 to the registrant's
            Quarterly Report on Form 10-Q/A for the period ended March 31,
            2003, filed with the Commission on December 11, 2003)

 10.48      Securities Purchase Agreement, dated May 8, 2003, by and between
            Applied Digital Solutions, Inc. and Cranshire Capital, L.P. (incorporated herein by reference to Exhibit 10.48 to the registrant's Registration
            Statement on Form S-1 (File No. 109512) filed with the Commission on
            February 17, 2004)

 10.49      Securities Purchase Agreement, dated May 8, 2003, by and between Applied
            Digital Solutions, Inc. and Magellan International Ltd.
            (incorporated herein by reference to Exhibit 10.49 to the registrant's
            Registration Statement on Form S-1 (File No. 109512) filed with the
            Commission on February 17, 2004)

 10.50      Securities Purchase Agreement, dated May 22, 2003, by and between Applied
            Digital Solution, Inc. and Cranshire Capital, L.P. (incorporated herein by reference to Exhibit 10.50 to the registrant's Registration Statement on Form S-1 (File No. 109512) filed with the Commission on
            February 17, 2004)

 10.51      Securities Purchase Agreement, dated May 22, 2003, by and between Applied
            Digital Solution, Inc. and Magellan International Ltd.
            (incorporated herein by reference to Exhibit 10.51 to the registrant's
            Registration Statement on Form S-1 (File No. 109512) filed with the
            Commission on February 17, 2004)

 10.52      Securities Purchase Agreement, dated June 4, 2003, by and between Applied
            Digital Solution, Inc. and Cranshire Capital, L.P. (incorporated herein by reference to Exhibit 10.52 to the registrant's Registration
            Statement on Form S-1 (File No. 109512) filed with the Commission on
            February 17, 2004)

 10.53      Securities Purchase Agreement, dated June 4, 2003, by and between Applied
            Digital Solution, Inc. and Magellan International Ltd.
            (incorporated herein by reference to Exhibit 10.53 to the registrant's
            Registration Statement on Form S-1 (File No. 109512) filed with the
            Commission on February 17, 2004)

 10.54 United States Postal Service Contract, effective June 16, 2003, by and between United States Postal Service and Government
            Telecommunications, Inc. (incorporated herein by reference to Exhibit 10.54 the registrant's Registration Statement on Form
            S-1 (File No. 109512) filed with the Commission on February 17, 2004)

 10.55      Blanket Purchase Agreement by and between United States Department of
            Agriculture and Government Telecommunications, Inc. (incorporated herein by reference to Exhibit 10.55 the registrant's Registration Statement on Form S-1 (File No. 109512) filed with the Commission on
            February 17, 2004)

 10.56 International Distribution Agreement, dated September 10, 2003, by and between VeriChip Corporation and Metro Risk Management
            LLC, for the territory of Brazil (incorporated herein by reference to Exhibit 10.56 to the registrant's Quarterly Report on Form 10-Q/A for the period ended September 30, 2003, filed with the Commission on December 11, 2003)




 10.57 Master Product Purchase Agreement, dated September 5, 2003, by and between VeriChip Corporation and Metro Risk Management, for the territory of the State of New York (incorporated herein by reference to Exhibit 10.57 to the registrant's Quarterly Report on Form 10-Q/A for the period ended September 30, 2003, filed with the Commission on December 11, 2003)

 10.58      2003 Flexible Stock Plan (incorporated herein by reference to
            Appendix E of the registrant's Proxy Statement filed with the Commission on
            June 10, 2003)

 10.59 International Distribution Agreement, dated September 25, 2002, by and between VeriChip Corporation and Sistemas de Proteccion
            Integral de Mexico, S.A. de C.V. (incorporated herein by reference to Exhibit 10.32 of the registrant's Annual Report on Form 10K/A filed with the Commission on December 11, 2003)

 10.60 International Distribution Agreement, dated September 3, 2003, by and between VeriChip Corporation and Metro Risk Management
            LLC, for the territories including Argentina, Chile, Paraguay, Uruguay, and Spain (incorporated herein by reference to Exhibit
            10.60 to the registrant's Quarterly Report on Form 10-Q/A for the period ended September 30, 2003, filed with the Commission on December 11, 2003)

 10.61 International Distribution Agreement, dated August 20, 2003, by and between VeriChip Corporation and Metro Risk Management LLC, for the territory of Ecuador (incorporated herein by reference to Exhibit 10.61 to the registrant's Quarterly Report on Form
            10-Q/A for the period ended September 30, 2003, filed with the Commission on December 11, 2003)

 10.62      International Distribution Agreement, dated March 8, 2003, by and between VeriChip Corporation and the Company La Font, Ltda., for the territory of Columbia (incorporated herein by reference to Exhibit 10.61 to the registrant's Registration Statement on
            Form S-1 (File No. 109512) filed with the Commission on February 17,
            2004)

 10.63      International Distribution Agreement, dated September 25, 2003, by and between VeriChip Corporation and Digital Applied
            Technology Associates (incorporated herein by reference to
            Exhibit 10.63 to the registrant's Registration Statement on Form
            S-1 (File No. 109512) filed with the Commission on February 17,
            2004)

 21.1       List of Subsidiaries of Applied Digital Solutions, Inc.**

 23.1       Consent of Eisner LLP**

 23.2       Consent of PricewaterhouseCoopers LLP**

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

 31.2       Certification by Evan C. McKeown, Chief Financial Officer, pursuant to
            Exchange Act Rules 13A-14(a) and 15d-14(a)**

 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**



-------
*    - Management contract or compensatory plan.
**   - Filed herewith

                       APPLIED DIGITAL SOLUTIONS, INC.
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND FINANCIAL STATEMENT SCHEDULE

CONTENTS
==============================================================================


                                                                        PAGE

REPORT OF MANAGEMENT ....................................................F-2

INDEPENDENT AUDITORS' REPORTS............................................F-3

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2003 AND 2002.............F-5

CONSOLIDATED STATEMENTS OF OPERATIONS FOR EACH OF THE YEARS IN THE
       THREE-YEAR PERIOD ENDED DECEMBER 31, 2003.........................F-6

CONSOLIDATED STATEMENTS OF PREFERRED STOCK, COMMON STOCK AND OTHER
       STOCKHOLDERS' EQUITY (DEFICIT) FOR EACH OF THE YEARS IN
       THE THREE YEAR PERIOD ENDED DECEMBER 31, 2003.....................F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE YEARS IN THE
       THREE-YEAR PERIOD ENDED DECEMBER 31, 2003.........................F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................F-11

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS............................F-77


                            REPORT OF MANAGEMENT

Senior management is responsible for the preparation, integrity and objectivity of the accompanying financial statements and related information. These statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and include amounts that are based on our best judgments with due consideration given to materiality.

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

Eisner LLP, the Company's independent auditors, were recommended by the Audit Committee of the Board of Directors and selected by the Board of Directors. Eisner LLP communicates the quality, not just the acceptability, and clarity of the Company's accounting procedures and their disclosures. Eisner LLP obtains an understanding of internal controls and conducts such tests and other auditing procedures considered necessary in the circumstances to express their opinion in the report that follows.

The Audit Committee of the Company's Board of Directors has reviewed the audited financial statements with management and the outside auditors and has discussed with them their judgments of the financial statements. The Audit Committee has met periodically with the independent auditors and the vice president of internal audit without management present to ensure that the independent auditors and the vice president of internal audit have free access to the Committee. The Audit Committee has also discusseed the judgments among themselves, without others present. As a result of these discussions, the Audit Committee, in reliance on review with management and discussions with the outside auditors, believes the financial statements are fairly presented in accordance with generally accepted accounting principles.

SCOTT R. SILVERMAN                           EVAN C. MCKEOWN
Chairman of the Board of Directors and       Senior Vice President and
Chief Executive Officer                      Chief Financial Officer

March 15, 2004

                        INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Applied Digital Solutions, Inc.

         We have audited the accompanying consolidated balance sheets of Applied Digital Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, preferred stock, common stock and other stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Applied Digital Solutions, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 1 to the consolidated financial statements, in 2002, the Company adopted the new standard addressing financial accounting and reporting for goodwill subsequent to an acquisition.

         In connection with our audits of the financial statements referred to above, we audited the financial schedules of Valuation and Qualifying Accounts for 2003 and 2002. In our opinion, these financial schedules, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information stated therein.



Eisner LLP

New York, New York
February 20, 2004

With respect to Note 17
March 1, 2004

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Applied Digital Solutions, Inc.

In our opinion, the consolidated statements of operations, preferred stock, common stock and other stockholders' equity (deficit) and cash flows for the year ended December 31, 2001 listed in the index under Item 15(a)(1), present fairly, in all material respects, the results of operations and cash flows of Applied Digital Solutions, Inc. and its subsidiaries for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2001 appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

PricewaterhouseCoopers LLP
St. Louis, Missouri
March 27, 2002, except for the 2001 segment information included in Note 27, which is as of August 23, 2002, and Note 21, which is as of May 30, 2003.

                              APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------
                                           CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                            2003          2002
                                                                                         ---------     ----------
                                       ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                            $  10,161     $   5,818
    Restricted cash                                                                            765            --
    Accounts receivable and unbilled receivables (net of allowance
      for doubtful accounts of $1,035 in 2003 and $1,263 in 2002)                           14,531        16,548
    Inventories                                                                              9,490         6,409
    Notes receivable                                                                         1,658         2,801
    Other current assets                                                                     2,803         2,920
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                        39,408        34,496

PROPERTY AND EQUIPMENT, NET                                                                  9,365         9,822

NOTES RECEIVABLE, NET                                                                          504           758

GOODWILL, NET                                                                               63,331        67,818

OTHER ASSETS, NET                                                                            1,654         4,339
-----------------------------------------------------------------------------------------------------------------

                                                                                         $ 114,262     $ 117,233
=================================================================================================================

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Notes payable and current maturities of long-term debt                               $   6,136     $  81,879
    Accounts payable                                                                        13,710         9,761
    Accrued interest                                                                            --        10,149
    Other accrued expenses                                                                  22,616        19,145
    Put accrual                                                                                200           200
    Net liabilities of Discontinued Operations                                               9,545         9,368
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                   52,207       130,502

LONG-TERM DEBT AND NOTES PAYABLE                                                             2,860         3,346
OTHER LONG-TERM LIABILITIES                                                                  3,430         1,055
-----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                           58,497       134,903
-----------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
-----------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                                           23,029        18,422
-----------------------------------------------------------------------------------------------------------------
PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred shares: Authorized 5,000 shares in 2003 and 2002 of $10 par value;
      special voting, no shares issued or outstanding in 2003 and 2002, Class B
      voting, no shares issued or outstanding in 2003 and 2002                                  --            --
    Common shares: Authorized 560,000 shares in 2003 and 435,000 shares in 2002 of
      $.001 par value; 412,195 shares issued and 411,260 shares outstanding in 2003
      and 285,069 shares issued and 284,134 shares outstanding in 2002                         412           285
    Additional paid-in capital                                                             443,099       377,621
    Accumulated deficit                                                                   (413,923)     (417,066)
    Common stock warrants                                                                    5,650         5,650
    Treasury stock (carried at cost, 935 shares in 2003 and 2002)                           (1,777)       (1,777)
    Accumulated other comprehensive income                                                     206            31
    Notes received for shares issued                                                          (931)         (836)
-----------------------------------------------------------------------------------------------------------------
TOTAL PREFERRED STOCK, COMMON STOCK, AND OTHER STOCKHOLDERS' EQUITY
   (DEFICIT)                                                                                32,736       (36,092)
-----------------------------------------------------------------------------------------------------------------

                                                                                         $ 114,262     $ 117,233
=================================================================================================================

See the accompanying notes to consolidated financial statements.

                                       APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------------
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------------------
                                                                                       2003          2002             2001
                                                                                     --------      ---------       ------------
PRODUCT REVENUE                                                                      $ 78,649      $  80,936       $ 113,147
SERVICE REVENUE                                                                        16,618         19,276          43,340
-------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                          95,267        100,212         156,487
COST OF PRODUCTS SOLD                                                                  59,921         59,239          87,508
COST OF SERVICES SOLD                                                                   6,526          9,323          23,169
-------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                           28,820         31,650          45,810
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                                            56,656         66,450         102,316
RESEARCH AND DEVELOPMENT EXPENSE                                                        6,255          4,130           8,783
GAIN ON EXTINGUISHMENT OF DEBT                                                        (70,064)            --          (9,465)
ASSET IMPAIRMENT                                                                        5,442         69,382          71,719
DEPRECIATION AND AMORTIZATION                                                           1,754          3,929          28,061
  (GAIN) LOSS ON SALES OF SUBSIDIARIES AND BUSINESS ASSETS                                330           (132)          6,058
INTEREST AND OTHER INCOME                                                              (1,115)        (2,356)         (2,076)
INTEREST EXPENSE                                                                       22,736         17,524           8,555
-------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR
  INCOME TAXES, MINORITY INTEREST, LOSSES ATTRIBUTABLE TO
  CAPITAL TRANSACTIONS OF SUBSIDIARY AND EQUITY IN NET LOSS
  OF AFFILIATE                                                                          6,826       (127,277)       (168,141)
PROVISION FOR INCOME TAXES                                                              1,702            326          20,870
-------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST
  LOSSES ATTRIBUTABLE TO CAPITAL TRANSACTIONS OF SUBSIDIARY AND
  EQUITY IN NET LOSS OF AFFILIATE                                                       5,124       (127,603)       (189,011)
MINORITY INTEREST                                                                      (5,180)       (18,474)           (718)
NET LOSS ON CAPITAL TRANSACTIONS OF SUBSIDIARY                                            244          2,437              --
LOSS ATTRIBUTABLE TO CHANGES IN MINORITY INTEREST AS A RESULT OF CAPITAL
  TRANSACTIONS OF SUBSIDIARY                                                            6,535          2,048              --
EQUITY IN NET LOSS OF AFFILIATE                                                            --            291             328
-------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                                3,525       (113,905)       (188,621)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES OF $0 IN 2001                     --             --             213
CHANGE IN ESTIMATE ON LOSS ON DISPOSAL AND OPERATING
  LOSSES DURING THE PHASE OUT PERIOD                                                     (382)         1,420         (16,695)
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                       3,143       (112,485)       (205,103)
PREFERRED STOCK DIVIDENDS AND OTHER                                                        --             --           1,147
ACCRETION OF BENEFICIAL CONVERSION FEATURE OF
  REDEEMABLE PREFERRED STOCK - SERIES C                                                    --             --           9,392
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                                   $  3,143      $(112,485)      $(215,642)
===============================================================================================================================

EARNINGS (LOSS) PER COMMON SHARE - BASIC
  INCOME (LOSS) FROM CONTINUING OPERATIONS                                           $   0.01      $   (0.42)      $   (1.17)
  (LOSS) INCOME FROM DISCONTINUED OPERATIONS                                               --             --           (0.10)
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE - BASIC                                           $   0.01      $   (0.42)      $   (1.27)
===============================================================================================================================

EARNINGS (LOSS) PER COMMON SHARE - DILUTED
  INCOME (LOSS) FROM CONTINUING OPERATIONS                                           $   0.01      $   (0.42)      $   (1.17)
  (LOSS) INCOME FROM DISCONTINUED OPERATIONS                                               --             --              --
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE - DILUTED                                         $   0.01      $   (0.42)      $   (1.27)
===============================================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                          361,781        269,232         170,009
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                        372,989        269,232         170,009
===============================================================================================================================

See the accompanying notes to consolidated financial statements.

                              APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------
                                 CONSOLIDATED STATEMENTS OF PREFERRED STOCK
                            COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY (DEFICIT)
                            FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                                (IN THOUSANDS)


                                      PREFERRED STOCK          COMMON STOCK       ADDITIONAL
                                     ------------------------------------------    PAID-IN     ACCUMULATED
                                     NUMBER     AMOUNT     NUMBER       AMOUNT     CAPITAL       DEFICIT
                                     -----------------------------------------------------------------------
BALANCE - DECEMBER 31, 2000            --         $--      103,063      $ 103      $266,573     $ (99,478)
Net loss                               --          --           --         --            --      (205,103)
Comprehensive loss -
 Foreign currency translation          --          --           --         --            --            --
                                                                                                ---------
Total comprehensive loss               --          --           --         --            --      (205,103)
Conversion of redeemable
 preferred shares to common shares     --          --       64,811         65        14,485            --
Accretion of beneficial
 conversion feature of redeemable
 preferred shares                      --          --           --         --        (9,392)           --
Dividends accrued on redeemable
 preferred stock                       --          --           --         --          (535)           --
Beneficial conversion feature of
 redeemable preferred stock            --          --           --         --         9,392            --
Penalty paid by issuance of
 redeemable preferred stock            --          --           --         --          (612)           --
Stock option repricing                 --          --           --         --         5,274            --
Stock option discounts                 --          --           --         --           246            --
Issuance of warrants                   --          --           --         --           115            --
Issuance of common shares              --          --        7,631          8         1,980            --
Issuance of common shares for
 software license purchase             --          --        6,278          6        10,195            --
Issuance of common shares for
 investment                            --          --        3,322          3         8,070            --
Issuance of common shares under
 earnout, put and price
 protection provisions of
 acquisition agreements                --          --       61,806         61        27,030            --
Common shares repurchased              --          --           --         --            --            --
Notes received for shares issued       --          --        5,538          6         9,368            --
Note received for shares issued
 charged to bad debt expense           --          --           --         --            --            --
                                     -----------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001            --         $--      252,449      $ 252      $342,189     $(304,581)
                                     =======================================================================


                                                              ACCUMULATED      NOTES
                                       COMMON                    OTHER      RECEIVED FOR       TOTAL
                                       STOCK      TREASURY   COMPREHENSIVE     SHARES      STOCKHOLDERS'
                                      WARRANTS     STOCK     (LOSS) INCOME     ISSUED     EQUITY (DEFICIT)
                                     ---------------------------------------------------------------------
BALANCE - DECEMBER 31, 2000           $ 1,406     $(2,803)      $ (729)      $  (4,510)     $ 160,562
Net loss                                   --          --           --              --       (205,103)
Comprehensive loss -
 Foreign currency translation              --          --          (18)             --            (18)
                                                                ------                      ---------
Total comprehensive loss                   --          --          (18)             --       (205,121)
Conversion of redeemable
 preferred shares to common shares         --          --           --              --         14,550
Accretion of beneficial
 conversion feature of redeemable
 preferred shares                          --          --           --              --         (9,392)
Dividends accrued on redeemable
 preferred stock                           --          --           --              --           (535)
Beneficial conversion feature of
 redeemable preferred stock                --          --           --              --          9,392
Penalty paid by issuance of
 redeemable preferred stock                --          --           --              --           (612)
Stock option repricing                     --          --           --              --          5,274
Stock option discounts                     --          --           --              --            246
Issuance of warrants                    1,887          --           --              --          2,002
Issuance of common shares                  --          --           --              --          1,988
Issuance of common shares for
 software license purchase                 --          --           --              --         10,201
Issuance of common shares for
 investment                                --          --           --              --          8,073
Issuance of common shares under
 earnout, put and price
 protection provisions of
 acquisition agreements                    --          --           --              --         27,091
Common shares repurchased                  --      (4,600)          --              --         (4,600)
Notes received for shares issued           --       5,626           --         (15,000)            --
Note received for shares issued
 charged to bad debt expense               --          --           --           9,000          9,000
                                     ---------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001           $ 3,293     $(1,777)      $ (747)      $ (10,510)     $  28,119
                                     =====================================================================

                              APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------
                                 CONSOLIDATED STATEMENTS OF PREFERRED STOCK
                            COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY (DEFICIT)
                            FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                                (IN THOUSANDS)


                                      PREFERRED STOCK          COMMON STOCK       ADDITIONAL
                                     ------------------------------------------    PAID-IN     ACCUMULATED
                                     NUMBER     AMOUNT     NUMBER       AMOUNT     CAPITAL       DEFICIT
                                     -----------------------------------------------------------------------
BALANCE - DECEMBER 31, 2001
 (BROUGHT FORWARD)                     --        $--       252,449      $252       $342,189     $(304,581)
   Net loss                            --         --            --        --             --      (112,485)
   Comprehensive loss -
    Foreign currency translation       --         --            --        --             --            --
                                                                                                ---------
   Total comprehensive loss            --         --            --        --             --      (112,485)
   Expiration of redeemable
    preferred stock option -
    Series C                           --         --            --        --          5,180            --
   Adjustment for notes received
    for shares issued                  --         --            --        --         (4,424)           --
   Allowance for uncollectible
    portion of notes received for
    shares issued                      --         --            --        --             --            --
   Collection of notes received
    for shares issued                  --         --            --        --             --            --
   Treasury stock transaction          --         --            --        --          1,878            --
   Retirement of treasury stock        --         --          (984)       (1)        (1,877)           --
   Shares issuable for settlement
    of liability                       --         --                      --             63            --
   Obligation for shares issuable
    in settlement of liability         --         --            --        --            (63)           --
   Stock option repricing              --         --            --        --            254            --
   Stock options - Digital Angel
    Corporation                        --         --            --        --         18,800            --
   Stock options - VeriChip
    Corporation                        --         --            --        --            200            --
   Issuance of warrants                --         --            --        --             --            --
   Issuance of warrants - Digital
    Angel Corporation                  --         --            --        --            163            --
   Issuance of warrants - VeriChip
    Corporation                        --         --            --        --             44            --
   Remeasurement of warrants -
    Digital Angel Corporation          --         --            --        --          1,066            --
   Issuance of common shares for
    exercise of stock options          --         --         7,458         8          1,169            --
   Issuance of common shares and
    options for services,
    compensation and other             --         --        26,146        26         12,979            --
------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2002            --        $--       285,069      $285       $377,621     $(417,066)
============================================================================================================



                                                              ACCUMULATED      NOTES
                                       COMMON                    OTHER      RECEIVED FOR       TOTAL
                                       STOCK      TREASURY   COMPREHENSIVE     SHARES      STOCKHOLDERS'
                                      WARRANTS     STOCK     (LOSS) INCOME     ISSUED     EQUITY (DEFICIT)
                                     ---------------------------------------------------------------------
BALANCE - DECEMBER 31, 2001
 (BROUGHT FORWARD)                    $3,293      $(1,777)       $(747)      $(10,510)      $  28,119
   Net loss                               --           --           --             --        (112,485)
   Comprehensive loss -
    Foreign currency translation          --           --          778             --             778
                                                                 -----                      ---------
   Total comprehensive loss               --           --          778             --        (111,707)
   Expiration of redeemable
    preferred stock option -
    Series C                              --           --           --             --           5,180
   Adjustment for notes received
    for shares issued                     --           --           --          4,424              --
   Allowance for uncollectible
    portion of notes received for
    shares issued                         --           --           --          4,094           4,094
   Collection of notes received
    for shares issued                     --           --           --          1,156           1,156
   Treasury stock transaction             --       (1,878)          --             --              --
   Retirement of treasury stock           --        1,878           --             --              --
   Shares issuable for settlement
    of liability                          --           --           --             --              63
   Obligation for shares issuable
    in settlement of liability            --           --           --             --             (63)
   Stock option repricing                 --           --           --             --             254
   Stock options - Digital Angel
    Corporation                           --           --           --             --          18,800
   Stock options - VeriChip
    Corporation                           --           --           --             --             200
   Issuance of warrants                2,357           --           --             --           2,357
   Issuance of warrants - Digital
    Angel Corporation                     --           --           --             --             163
   Issuance of warrants - VeriChip                     --           --             --              --
    Corporation                           --           --           --             --              44
   Remeasurement of warrants -
    Digital Angel Corporation             --           --           --             --           1,066
   Issuance of common shares for
    exercise of stock options             --           --           --             --           1,177
   Issuance of common shares and
    options for services,
    compensation and other                --           --           --             --          13,005
------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2002           $5,650      $(1,777)       $  31       $   (836)      $ (36,092)
======================================================================================================

                              APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------
                                 CONSOLIDATED STATEMENTS OF PREFERRED STOCK
                            COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY (DEFICIT)
                            FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                                (IN THOUSANDS)


                                      PREFERRED STOCK          COMMON STOCK       ADDITIONAL
                                     ------------------------------------------    PAID-IN     ACCUMULATED
                                     NUMBER     AMOUNT     NUMBER       AMOUNT     CAPITAL       DEFICIT
                                     -----------------------------------------------------------------------
BALANCE - DECEMBER 31, 2002
 (BROUGHT FORWARD)                     --       $--        285,069      $285       $377,621     $(417,066)
   Net income                          --        --             --        --             --         3,143
   Comprehensive income
    Foreign currency translation       --        --             --        --             --            --
                                                                                                ---------
   Total comprehensive income          --        --             --        --             --         3,143
   Adjustment to allowance for
    uncollectible portion of
    notes received for
    shares issued                      --        --             --        --            --             --
   Stock option repricing              --        --             --        --         (1,340)           --
   Stock options - VeriChip
    Corporation                                                                         188            --
   Issuance of warrants - Digital
    Angel Corporation                  --        --             --        --          1,055            --
   Issuance of common shares           --        --         96,450        96         28,803            --
   Liability to be settled in
    common stock                       --        --             --        --         17,966            --
   Issuance of common shares under
    earnout provision of acquisition
    agreement                          --        --            959         1            407            --
   Issuance of common shares to
    settle convertible debt            --        --         27,700        28          9,711            --
   Beneficial conversion feature of
    convertible, exchangeable
    debentures                         --        --             --        --          7,652            --
   Issuance of common shares and
    options for services,
    compensation and other             --        --          2,017         2          1,036            --
                                     -----------------------------------------------------------------------

BALANCE - DECEMBER 31, 2003            --       $--        412,195      $412       $443,099     $(413,923)
                                     =======================================================================


                                                              ACCUMULATED      NOTES
                                       COMMON                    OTHER      RECEIVED FOR       TOTAL
                                       STOCK      TREASURY   COMPREHENSIVE     SHARES      STOCKHOLDERS'
                                      WARRANTS     STOCK     (LOSS) INCOME     ISSUED     EQUITY (DEFICIT)
                                     ---------------------------------------------------------------------
BALANCE - DECEMBER 31, 2002
 (BROUGHT FORWARD)                    $5,650      $(1,777)       $ 31          $(836)         $(36,092)
   Net income                             --           --          --             --             3,143
   Comprehensive income
    Foreign currency translation          --           --         175             --               175
                                                                 ----                         --------
   Total comprehensive income             --           --         175             --             3,318
   Adjustment to allowance for
    uncollectible portion of
    notes received for
    shares issued                         --           --          --            (95)              (95)
   Stock option repricing                 --           --          --             --            (1,340)
   Stock options - VeriChip
    Corporation                           --           --          --             --               188
   Issuance of warrants - Digital
    Angel Corporation                     --           --          --             --             1,055
   Issuance of common shares              --           --         --              --            28,899
   Liability to be settled in
    common stock                          --           --         --              --            17,966
   Issuance of common shares under
    earnout provision of acquisition
    agreement                             --           --          --             --               408
   Issuance of common shares to
    settle convertible debt               --           --          --             --             9,739
   Beneficial conversion feature of
    convertible, exchangeable
    debentures                            --           --          --             --             7,652
   Issuance of common shares and
    options for services,
    compensation and other                --           --          --             --             1,038
                                     ---------------------------------------------------------------------

BALANCE - DECEMBER 31, 2003           $5,650      $(1,777)       $206          $(931)         $ 32,736
                                     =====================================================================

See the accompanying notes to consolidated financial statements.

                                    APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                           ---------------------------------------
                                                                             2003          2002            2001
                                                                           --------      ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                      $  3,143      $(112,485)     $(205,103)
    Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
         Asset impairment                                                     5,442         69,382         71,719
         Loss (income) from discontinued operations                             382         (1,420)        16,482
         Depreciation and amortization                                        2,383          4,773         28,899
         Stock-based interest expense                                        13,216          5,770             --
         Deferred income taxes                                                1,236            (69)        21,435
         (Recovery) impairment of notes receivable                               (5)         4,472         21,873
         Interest income on notes received for shares issued                     --           (475)            --
         Net loss on capital transactions of subsidiary                         244          2,437             --
         Loss attributable to changes in minority interest as a
          result of capital transactions of subsidiary                        6,535          2,048             --
         Non-cash gain from extinguishment of debt                          (70,064)            --         (9,465)
         Minority interest                                                   (5,180)       (18,474)          (718)
         Loss (gain) on sale of subsidiaries and business assets                330           (132)         6,058
         Loss (gain) on sale of equipment and assets                             15           (406)            --
         Stock-based compensation and administrative expenses                16,835         20,143          5,274
         Equity in net loss of affiliate                                         --            291            328
         Issuance of stock for services                                         262          2,958             --
         Increase in restricted cash                                           (765)            --             --
         Net change in operating assets and liabilities                      14,798         17,166         28,365
         Net cash (used in) provided by discontinued operations                (217)           116         (3,127)
------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                       (11,410)        (3,905)       (17,980)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in notes receivable                                              1,795          3,155          1,299
    Received from buyers of divested subsidiaries                                --          2,625             --
    Proceeds from sale of property and equipment                                 15          3,535          1,347
    Proceeds from sale of subsidiaries and business assets                       --          1,382          1,673
    Payments for property and equipment                                      (1,417)        (1,858)        (2,757)
    Payment for asset and business acquisition (net of cash balances
     acquired)                                                                   --           (261)            --
    Decrease in other assets                                                    259              3            944
    Net cash (used in) provided by discontinued operations                       (5)          (507)           208
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                       647          8,074          2,714
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net amounts (paid) borrowed on notes payable                            (26,987)        (4,778)        13,981
    Proceeds on long-term debt                                               12,035          1,287            553
    Payments for long-term debt                                                (786)        (1,422)        (2,485)
    Other financing costs                                                      (587)          (875)          (375)
    Issuance of common shares and warrants                                   29,858          1,695            678
    Collection of notes receivable for shares issued                             --          1,156             --
    Proceeds from subsidiary issuance of common stock                         2,404            630            126
    Stock issuance costs                                                       (959)          (518)          (798)
    Net cash used in discontinued operations                                     --             --           (757)
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          14,978         (2,825)        10,923
------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          4,215          1,344         (4,343)

EFFECT OF EXCHANGE RATES CHANGES ON CASH
 AND CASH EQUIVALENTS                                                           128            778             --

------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                 5,818          3,696          8,039
------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                    $ 10,161      $   5,818      $   3,696
==================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Income taxes paid (refunds received)                                   $  1,027      $    (971)     $  (2,227)
    Interest paid                                                             2,346          3,778          4,071
------------------------------------------------------------------------------------------------------------------

See the accompanying notes to consolidated financial statements.

              APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (IN THOUSANDS)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Applied Digital Solutions, Inc., a Missouri corporation, and subsidiaries (the "Company") is an advanced technology development company. As of December 31, 2003, the Company's business operations consisted of the operations of five wholly-owned subsidiaries, which are collectively referred to as the Advanced Technology segment, and two majority-owned subsidiaries, Digital Angel Corporation (AMEX:DOC), and InfoTech USA, Inc. (OTC:IFTH) (formerly SysComm International Corporation). As of December 31, 2003, the Company owned approximately 66.9% of Digital Angel Corporation and 52.5% of InfoTech USA, Inc.

The reduced settlement payment of the Company's debt obligations to IBM Credit LLC ("IBM Credit"), the conversion to equity of its obligations under the Debentures, and the sale of 30.0 million shares of the Company's common stock under its 30.0 million share offering, have been major factors mitigating concerns that existed about the Company's ability to continue as a going concern. The Company's profitability and liquidity depend on many factors including the success of its marketing programs, the maintenance and reduction of expenses and its ability to successfully develop and bring to market its new products and technologies. The Company has established a management plan intending to guide it in achieving profitability and positive cash flows over the next twelve months; however, no assurance can be given that such plan will be realized. The major components of the plan are discussed in Note 2.

During the last half of 2001 and during 2002, the Company sold or closed many of the businesses the Company had acquired that it believed did not enhance its strategy of becoming an advanced technology development company. The Company has emerged from being a supplier of computer hardware, software and telecommunications products and services to becoming an advanced technology company that focuses on a range of life enhancing, personal safeguard technologies, early warning alert systems, miniaturized power sources and security monitoring systems combined with the comprehensive data management services required to support them. The Company has five such products in various stages of development. They are:

     o Digital Angel(TM), a device used for monitoring and tracking people and objects;

     o    Thermo Life(TM), a thermoelectric generator;

     o VeriChip(TM), a human implantable radio frequency verification microchip that can be used for security, financial, personal identification/safety and other applications;

     o Bio-Thermo(TM), a temperature-sensing implantable microchip for use in pets, livestock and other animals; and

     o Personal Locating Device ("PLD"), an implantable global positioning system ("GPS") location device.

BUSINESS SEGMENTS

As a result of the merger of pre-merger Digital Angel and Medical Advisory Systems, Inc. ("MAS") on March 27, 2002, (which is more fully described in
Note 3), the significant restructuring of the Company's business during 2002 and 2001, and the Company's emergence as an advanced technology development company, the Company re-evaluated and realigned its reporting segments. Effective as of January 1, 2002, the Company operates in three business segments: Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc. Prior to January 1, 2002, the Company was organized into three segments: Applications, Services and Advanced Wireless. Prior period information has been restated to present the Company's reportable segments on a comparative basis.

Advanced Technology Segment

The business units comprising the Company's Advanced Technology segment represent those business units that the Company believes will provide the necessary synergies, support and infrastructure to allow it to develop, promote and fully integrate its advanced technology products and services. Its customer base includes governmental agencies, commercial operations, and consumers. As of December 31, 2003, 2002 and 2001, revenues from this segment were $44.6 million, $41.9 million and $44.6 million, respectively, and accounted for 46.8%, 41.8% and 28.5%, respectively, of the Company's total revenues. The principal products and services in this segment are as follows:

     o    Voice, data and video telecommunications networks;
     o    Call center and customer relationship management software;
     o    Networking products and services (in 2002 and 2001);
     o    Website design and Internet access;
     o    Miniaturized implantable verification chip (VeriChip(TM));
     o    Miniaturized power generator (Thermo Life(TM)); and
     o    Implantable GPS device (PLD).

Approximately $37.1 million, or 83.2%, $31.3 million, or 74.7% and $27.4 million, or 61.5%, of the Company's Advanced Technology segment's revenues for 2003, 2002 and 2001, respectively, were generated by its wholly-owned subsidiary, Computer Equity Corporation. Computer Equity Corporation is a telecommunications network integrator and a supplier to the federal government of telephone systems, data networks, video, cable and wire infrastructure and wireless telecommunications of products and services. No other products or services provided more than 10.0% of the revenues for this segment during 2003 and 2002. Networking products and services provided approximately 11.0%, and customer relationship management software provided approximately 11.3% of the revenues for this segment during 2001. No other products or services provided more than 10% of revenues during 2001. As of December 31, 2003, 2002, and 2001, the Company has reported revenue of $0.5 million, $0 million and $0 million, respectively, from the sale of its VeriChip product and no revenue from the sales of its Thermo Life and PLD products. During the fourth quarter of 2003, the Company began sending samples of Thermo Life to potential customers. If, and when, an order is received, the manufacturing will be original equipment manufacturing. PLD is currently in the development stage.

Digital Angel Corporation Segment

The Company's Digital Angel Corporation segment consists of the business operations of Digital Angel Corporation (AMEX:DOC). Digital Angel Corporation develops and deploys sensor and communications technologies that enable rapid and accurate identification, location tracking, and condition monitoring of animals and high-value mobile assets. Applications for Digital Angel Corporation's products include the identification and monitoring of pets, fish and livestock through its patented visual identification tags and implantable microchips, location tracking and message monitoring of vehicles and aircraft in remote locations through systems that integrate GPS and geosynchronous satellite communications, and monitoring of asset conditions such as

                                                                   Page F-12
temperature and movement, through advanced miniature sensors. Before March 27, 2002, the business of Digital Angel Corporation was operated in four divisions: Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other. With the acquisition of MAS on March 27, 2002, Digital Angel Corporation re-organized into the following four divisions: Animal Applications (formerly Animal Tracking), Wireless and Monitoring (a combination of the former Digital Angel Technology and the Digital Angel Delivery System segments), GPS and Radio Communications (formerly Radio Communications and Other), and Medical Systems (formerly Physician Call Center and Other). Medical Systems represents the business activity of MAS. On January 22, 2004, Digital Angel Corporation acquired OuterLink Corporation, as more fully discussed in Note 30.

The Animal Applications division develops, manufactures, and markets a broad line of electronic and visual identification devices for the companion animal, livestock, laboratory animal, fish and wildlife markets worldwide. The principal technologies employed by the Animal Applications division are electronic ear tags and implantable microchips that use radio frequency transmission. The Animal Applications division's pet identification system involves the insertion of a microchip with identifying information in the animal. Readers at animal shelters, veterinary clinics and other locations can determine the animal's owner and other information. This pet identification system is marketed in the United States by Schering-Plough Pharmaceutical under the brand name "Home Again(TM)," in Europe by Merial Pharmaceutical, and in Japan by Dainippon Pharmaceutical. Digital Angel Corporation has distribution agreements with a variety of other companies outside the United States to market its products. It has an established infrastructure with readers placed in approximately seventy thousand global animal shelters and veterinary clinics. Over 2.0 million companion animals in the United States have been enrolled in the database, and more than five thousand pet recoveries occur in the United States each month. Digital Angel Corporation's Bio-Thermo(TM) product is included in this division.

The Wireless and Monitoring division develops and markets advanced technology to gather location and local sensory data and to communicate that data to an operations center. This technology, which is referred to as the "Digital Angel(TM) technology," is the integration and miniaturization into marketable products of three technologies: wireless communications (such as cellular), sensors (including bio-sensors) and position location technology (GPS and other systems). The Digital Angel(TM) technology continues to be in the development stage, and the Company is uncertain when this technology will be incorporated into its products. The first Digital Angel(TM) technology product, a bio-sensor chip linked to GPS in a watch/pager device, was marketed from November 2001 to the fourth quarter of 2002. This technology has not generated any significant revenue through December 31, 2003.

The GPS and Radio Communications division consists of the design, manufacture and support of secure GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. In addition, this division designs, manufactures and distributes intrinsically safe sounders (horn alarms) for industrial use and other electronic components.

The Medical Systems division is the MAS business that was acquired on March 27, 2002. A staff of logistics specialists and physicians provide medical assistance services and interactive medical information services to people traveling anywhere in the world. Services include coordination of medical care, provision of general medical information, physician consultation, translation assistance, claims handling and cost containment on behalf of assistance companies, insurance companies and managed care organizations. This division also offers medical training services to the maritime industry, and sells a variety of kits containing pharmaceutical and medical supplies to its maritime and airline customers through its pharmaceutical warehouse facility located in Owings, Maryland.

Sales of the Animal Applications division's products were $23.9 million, $21.0 million and $22.2 million, respectively, and represented 66.2%, 61.4% and 60.3% of the total revenue from this
                                                                   Page F-13
segment during 2003, 2002 and 2001, respectively. Sales of the GPS and Radio Communications division's products were $10.4 million, $10.0 million and $11.1 million, respectively, and represented 28.6%, 29.3% and 30.2% of this segment's revenue during 2003, 2002 and 2001, respectively.

InfoTech USA, Inc., Segment (formerly the segment titled SysComm
International)

The InfoTech USA, Inc. segment consists of the business operations of owned subsidiary, InfoTech USA, Inc. This segment is a full service provider of Information Technology, or IT, products and services. In 2003, this segment continued its strategy of moving away from a product-driven systems integration business model to a customer-oriented IT strategy-based business model. It has further developed its deliverable IT products and services by adding new consulting and service offerings, and increasing the number of strategic alliances with outside technical service firms and manufacturers of high-end IT products.

As of December 31, 2003, 2002 and 2001, revenues from this segment accounted for 15.1%, 22.7% and 21.9%, respectively, of the Company's total revenues. The principal products and services in this segment were computer hardware and computer services. The majority of InfoTech USA, Inc.'s revenue during 2003, 2002 and 2001 was derived from sales of computer hardware, which provided approximately 80.3%, 88.3% and 89.2% of InfoTech USA, Inc.'s revenue in 2003, 2002 and 2001, respectively. InfoTech's USA, Inc.'s services consist of IT consulting, installation, project management, design and deployment, computer maintenance and other professional services. No single service accounted for more than 10% of InfoTech's total revenue during 2003, 2002 and 2001.

All Other

Business units that were part of the Company's continuing operations and that were closed or sold during 2001 and 2002 are reported as All Other.

The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of the Company's subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporate/ Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions. Included in "Corporate/Eliminations" for the year ended December 31, 2003, is a gain on the extinguishment of debt obligations to IBM Credit of approximately $70.1 million, $4.3 million of bonuses awarded to directors, officers and employees for the successful repayment of all obligations to IBM Credit, and a severance charge of approximately $17.9 million associated with the termination of certain former officers and directors. Included in "Corporate/Eliminations" for the year ended December 31, 2002, is a non-cash stock based compensation charge of $18.7 million associated with pre-merger Digital Angel options, which were converted into options to acquire shares of MAS in connection with the merger of pre-merger Digital Angel and MAS on March 27, 2002.

On March 1, 2001, the Company's Board of Directors approved a plan to sell or close Intellesale, Inc. and all of the Company's other non-core businesses. The results of operations, financial condition and cash flows now reflect these operations as "Discontinued Operations." As of December 31, 2003, all of these businesses have been sold or closed.

Certain items in the Consolidated Financial Statements for the 2002 and 2001 periods have been reclassified for comparative purposes.

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and its wholly-owned and

                                                                   Page F-14
majority-owned subsidiaries. The minority interest represents outstanding voting stock of the subsidiaries not owned by the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company's majority-owned subsidiary, InfoTech USA, Inc. operates on a fiscal year ending September 30. InfoTech USA, Inc.'s results of operations have been reflected in the Company's consolidated financial statements on a calendar year basis.

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

FOREIGN CURRENCIES

As of December 31, 2003, the Company had one foreign subsidiary located in the United Kingdom. This subsidiary uses its local currency as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of preferred stock, common stock and other stockholders' equity (deficit).

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

UNBILLED RECEIVABLES

Unbilled receivables consist of certain direct costs and profits recorded in excess of amounts currently billable pursuant to contract provisions in connection with information system installation projects. Unbilled receivables included in accounts receivable was $0.2 million and $0.1 million in 2003 and 2002, respectively.

INVENTORIES

Inventories consist of raw materials, work in process and finished goods. The majority of the components are plastic ear tags, electronic microchips, electronic readers and components as well as products and components related to GPS search and rescue equipment and work in process related to government contract projects. Inventory is valued at the lower of cost or market, determined by the first-in, first-out method. The Company monitors and analyzes inventory for potential obsolescence and slow-moving items based upon the aging of the inventory and the inventory turns by product. Inventory items designated as obsolete or slow moving are reduced to net realizable value.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost, less accumulated depreciation and amortization computed using straight-line and accelerated methods. Building and leasehold improvements are
                                                                   Page F-15
depreciated and amortized over periods ranging from 10 to 40 years and equipment is depreciated over periods ranging from 3 to 10 years. Repairs and maintenance, which do not extend the useful life of the asset, are charged to expense as incurred. Gains and losses on sales and retirements are reflected in the Consolidated Statements of Operations.

GOODWILL AND OTHER INTANGIBLE ASSETS

Up through December 31, 2001, the Company reviewed goodwill and other intangible assets quarterly for impairment whenever events or changes in business circumstances indicated that the remaining useful life may have warranted revision or that the carrying amount of the long-lived asset may not have been fully recoverable. Included in factors considered were significant customer losses, changes in profitability due to sudden economic or competitive factors, change in managements' strategy for the business unit, letters of intent received for the sale of the business unit, or other factors arising in the quarterly period. The Company annually performed undiscounted cash flows analyses by business unit to determine if impairment existed. For purposes of these analyses, earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow. When impairment was determined to exist, any related impairment loss was calculated based on fair value. Fair value was determined based on discounted cash flows and where available, market related information. The discount rate utilized by the Company was the rate of return expected from the market or the rate of return for a similar investment with similar risks. The Company recorded goodwill impairment charges of $63.6 million during 2001.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Intangible Assets ("FAS 142"). FAS 142 eliminates the amortization of goodwill. Intangible assets deemed to have indefinite life under FAS 142, such as goodwill, are no longer amortized, but instead reviewed at least annually for impairment. Intangible assets with finite lives are amortized over the useful life. Other than goodwill, the Company does not have any intangible assets with indefinite lives. As part of the implementation of FAS 142, the Company was required to complete a transitional impairment test of goodwill and other intangible assets. There was no impairment of goodwill upon the adoption of FAS 142. Annually, the Company tests its goodwill and intangible assets for impairment as a part of its annual business planning cycle. Based upon this annual test, the Company recorded goodwill impairment charges of approximately $2.4 million and $62.2 million in the fourth quarters of 2003 and 2002, respectively, for goodwill associated with its Digital Angel Corporation segment, and a goodwill impairment charge of $2.2 million in the fourth quarter of 2003, for goodwill associated with the Company's InfoTech USA, Inc. segment. In addition, during the fourth quarter of 2003, the Company recorded an impairment charge of $0.6 million related to other intangible assets associated with its Digital Angel Corporation segment. Future events, such as market conditions or operational performance of the Company's acquired businesses, could cause the Company to conclude that additional impairment exists. Any resulting impairment loss could also have a material adverse impact on the Company's financial condition and results of operations. See Notes 8 and 18.

PROPRIETARY SOFTWARE IN DEVELOPMENT

In accordance with FAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ("FAS 86"), the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detail program design to product specifications and has been reviewed for high-risk development issues, or to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The estimated useful life for the straight-line method is determined to be 2 to 5 years.


These unamortized computer software and computer software development costs were $0.1 million and $0.3 million at December 31, 2003 and 2002, respectively. The total amount charged to expense for the amortization of these capitalized computer software costs and for amounts written down to net realizable were $0.3 million, $2.4 million and $0.7 million in 2003, 2002 and 2001, respectively. Research and developments costs incurred for the development of computer software were $0.5 million, $0.9 million and $3.3 million in 2003, 2002 and 2001, respectively.

ADVERTISING COSTS

The Company expenses production costs of print advertisements on the first date the advertisements take place. Advertising expense, included in selling, general and administrative expense, was $0.8 million, $0.3 million and $0.3 million in 2003, 2002 and 2001, respectively.

REVENUE RECOGNITION

ADVANCED TECHNOLOGY SEGMENT REVENUE RECOGNITION

Computer Equity Corporation Revenue Recognition
-----------------------------------------------

The largest company in the Advanced Technology segment is Computer Equity Corporation. This company supplies voice, data and video telecommunications networks and related products to government agencies. These products include voice mail, Internet cabling, phones and telephone wiring. Services are a minor part of the business and usually consist of small jobs such as phone moves. Computer Equity Corporation also receives monthly revenues from product-related maintenance contracts, which revenues represent the smallest portion of ITS business. For product sales, the Company recognizes revenue after the products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exists, revenue is recognized when such uncertainties are resolved. Hardware sales for products that are shipped to a customer's site and require modification or installation are recognized when the work is complete and accepted by the customer. The Company does not experience significant product returns, and therefore, management is of the opinion that no allowance for sales returns is necessary. The Company has no obligation for warranties on new hardware sales, because the manufacturer provides the warranty. Services and phone installation jobs are billed and the revenue is recognized following the completion of the work and the receipt of a written acceptance from the customer. Revenue from maintenance contracts is recognized ratably over the term of the contract.

Other Advanced Technology Companies Revenue Recognition (Excluding VeriChip
---------------------------------------------------------------------------
Corporation)
------------

The other companies in the Advanced Technology segment that provide programming, consulting and software licensing services recognize revenue based on the expended actual direct labor hours in the job times the standard billing rate and adjusted to realizable value, if necessary. It is the Company's policy to record contract losses in their entirety in the period in which such losses are foreseeable. The Company does not offer a warranty policy for services to its customers. Revenue from license royalties is recognized when licensed products are shipped. There are no significant post-contract support obligations at the time of revenue recognition. The Company's accounting policy regarding vendor and post-contract support obligations is based on the terms of the customers' contract, billable upon the occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized.

For product sales, the Company recognizes revenue after the products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sale price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist,
                                                                   Page F-17
revenue is recognized when such uncertainties are resolved. Hardware sales for products that are shipped to a customer's site and require modification or installation are recognized when the work is complete and accepted by the customer. The Company does not experience significant product returns, and therefore, management is of the opinion that no allowance for sales returns is necessary. The Company has no obligation for warranties on new hardware sales because the manufacturer provides the warranty.

VeriChip Corporation Revenue Recognition
----------------------------------------

VeriChip is a miniaturized, implantable radio frequency identification device ("RFID") for use in a variety of identification and information applications. About the size of a grain of rice, each VeriChip contains a unique identification number that can be used to access a subscriber-supplied database providing personal related information.

To complement the VeriChip microchip, the VeriChip Proprietary Scanner is a scanning device that activates and reads the RFID within the microchip. The scanner emits a small amount of radio frequency energy that energizes the dormant VeriChip, which then emits a radio frequency signal containing the VeriChip identification number.

VeriChip revenue is comprised of the sale of VeriChip microchips, VeriChip scanners, and a nominal distributorship fee. Generally, the distributorship rights include the rights to market, promote and sell the product(s) in a specific territory under the VeriChip name and trademarks for a specific period of time. The Company is currently amending the distributor agreements such that the distributor strives to meet annual marketing goals, or quotas, as agreed upon by the distributor and the Company, by ordering and taking delivery from the Company of predetermined quantities of product each year through the term of the contract. Failure to meet the quota will constitute a material breach of the contract and the loss of distributorship exclusivity privileges within the territory. To renew a pre-existing agreement, the distributor must request so, in writing, 30 days prior to the expiration of the contract. The Company, at its own discretion, may then negotiate in good faith with the distributor for a renewal of the agreement.

Originally, the Company entered into distributorship agreements whereby the distributor would pay an up-front fee in exchange for the exclusive right to market, promote and sell VeriChip Products within the agreed upon territory. Under this arrangement, the distribution fee was not credited against or applied towards amounts due for any products subsequently ordered by the distributor. However, it soon became clear that there was more realizable value via a relationship where distributors could apply up-front monies in exchange for product. The Company found that distributors expressed reluctance to pay fees without receiving a tangible product in return. After time, it became clear that the standard for entrants into comparable non-established marketplaces was not to charge up-front fees. In an effort to retain the Company's customer base, management redefined its business strategy and amended its existing contracts in 2003 to stipulate that $1.00 of up-front money would be allocated to the distribution fee, and the remaining amounts were customer deposits, which were applied against future purchases of VeriChip microchips and scanners. The advantage to this was that the distributor was able to receive a tangible product to directly supply to the resellers, as opposed to fronting additional money to purchase additional product.


Product Sales

Revenue from the sale of VeriChip microchips and VeriChip scanners is recorded at gross with a separate display of cost of sales. Until the amount of returns can be reasonably estimated, the Company does not recognize revenues until after the products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable, the period of time the distributor has to return the products as provided in their distributor agreement has expired and collectability is reasonably assured. Once the amount of returns can be reasonably estimated, revenues (net of expected returns) will be recognized at the time of shipment and the passage of title, assuming there are no uncertainties regarding customer acceptance. If uncertainties regarding customer acceptance exist, revenue will not be recognized until such uncertainties are resolved.

Monitoring Services

When offered, monitoring services will be sold as a stand-alone contract and treated as a separate earnings process from product sales. Revenues from this service will be recognized on a straight-line basis over the term of the service agreement. Since the final use of the product is unknown at the time it is shipped to the distributor, end users will have the option of choosing from a number of non-proprietary monitoring services or to choose none at all. Therefore, the monitoring services are not essential to the functionality of all chips, and the Company will not attempt to bundle the revenue from the sale of chips with potential future revenues from a monitoring service.

DIGITAL ANGEL CORPORATION SEGMENT REVENUE RECOGNITION

For product sales, Digital Angel Corporation recognizes revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Digital Angel Corporation's accounting policy regarding vendor and post contract support obligations is based on the terms of the customers' contracts, and billable upon occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized. Digital Angel Corporation does not offer a warranty policy for services to customers. It is Digital Angel Corporation's policy to record contract losses in their entirety in the period in which such losses are foreseeable. For non-fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to realizable value, if necessary. Revenues from contracts that provide services are recognized ratably over the term of the contract. Fixed fee revenues from contracts for services are recorded when earned and exclude reimbursable costs. Reimbursable costs incurred in performing such services are presented on a net basis and include transportation, medical and communication costs. Other revenues are recognized at the time service or goods are provided.

INFOTECH USA, INC. SEGMENT REVENUE RECOGNITION

For product sales, InfoTech USA, Inc. recognizes revenue in accordance with the applicable product's shipping terms. InfoTech USA, Inc. has no obligation for warranties on new product sales. The manufacturer provides the warranty. For consulting and professional services, InfoTech USA, Inc. recognizes revenue based on the direct labor hours incurred times the standard billing rate, adjusted to realizable value, if necessary. Revenues from sales contracts involving both products and consulting and other services are allocated to each element based on vendor specific objective evidence of fair value, regardless of any separate prices that may be stated in the contract. Vendor specific objective evidence of fair value is the price charged when the elements are sold separately. If an element is not yet being sold separately, the fair value is the price established by management having the relevant authority to do so. It is considered probable that

                                                                   Page F-19
the price established by management will not change before the separate introduction of the element.

STOCK-BASED COMPENSATION

As permitted under FAS No. 123, Accounting for Stock-based Compensation ("FAS 123"), the Company has elected to continue to follow the guidance of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and Financial Accounting Standards Board Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25 ("FIN 44"), in accounting for its stock-based compensation arrangements. Accordingly, no compensation cost is recognized for any of the Company's fixed stock options granted to directors and employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. When options are granted to officers and directors at a price less than the fair market value on the date of grant, compensation expense is calculated based on the difference between the exercise price and the fair market value on the date of grant, and the compensation expense is recognized over the vesting period of the options. If the options are fully vested, the expense is recognized immediately. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB No. 25. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation cost is recognized immediately. The Company accounts for equity instruments issued to non-employees and non-directors in accordance with the provisions of FAS 123.

At December 31, 2003, the Company had five stock-based employee compensation plans and the Company's subsidiaries had six stock-based employee compensation plans, which are described more fully in Note 15. As permitted under FAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure ("FAS 148"), which amended FAS 123, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based compensation arrangements as defined by APB No. 25 and FIN 44. The following table illustrates the effect on net income (loss) and income
(loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for options granted under its plans as well as to the plans of its subsidiaries:

                                                                 YEAR ENDED DECEMBER 31
                                                   -----------------------------------------------------
                                                      2003                2002                  2001
                                                   -----------------------------------------------------
Net income (loss) available to common
 shareholders, as reported                          $ 3,143            $(112,485)            $(215,642)
  Add back (deduct): Total stock-based employee
   compensation expense determined under
  APB 25 for all awards, net of related
   tax effects (1)                                   (1,304)              19,318                 5,256
  Deduct: Total stock-based employee
   compensation expense determined under
   fair value-based method for all awards,
   net of related tax effects (2)                    (5,194)             (23,558)               (4,450)
                                                    -------            ---------             ---------

Pro forma net loss                                  $(3,335)           $(116,725)            $(214,836)

Income (loss) per share:
  Basic--as reported                                   $0.01              $(0.42)               $(1.27)
                                                       -----              ------                ------
  Basic--pro forma                                    $(0.01)             $(0.43)               $(1.26)
                                                      ------              ------                ------
  Diluted--as reported                                 $0.01              $(0.42)               $(1.27)
                                                       -----              ------                ------
  Diluted--pro forma                                  $(0.01)             $(0.43)               $(1.26)
                                                      ------              ------                ------

     (1) For 2003, 2002 and 2001, amounts include $0.0 million, $18.9 million and $0.0 million of compensation expense, respectively, associated with subsidiary options.

     (2) For 2003, 2002 and 2001, amounts include $4.4 million, $20.5 million and $0.3 million of compensation expense, respectively, associated with subsidiary options.

The weighted average per share fair values of grants made in 2003, 2002 and 2001 for the Company's incentive plans were $0.27, $0.19 and $0.36, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes valuation model based on the following weighted average assumptions:


                                          2003          2002        2001
                                       ----------    ----------   --------
Estimated option life                  7.9 years     5.5 years    5 years
Risk free interest rate                     3.69%         2.89%      4.49%
Expected volatility                        69.24%        76.00%     68.75%
Expected dividend yield                     0.00%         0.00%      0.00%

RESEARCH AND DEVELOPMENT

Research and development expense consists of personnel costs, supplies, other direct costs and indirect costs, primarily rent and other overhead, of developing new products and technologies and is charged to expense as incurred.

WARRANTS SETTLEABLE IN SHARES OF THE DIGITAL ANGEL CORPORATION COMMON STOCK OWNED BY THE COMPANY

In connection with the Company's 8.5% Convertible Exchangeable Debentures (the "Debentures"), which were issued on June 30, 2003, the Company granted to the Debenture holders warrants (the "Warrants") to acquire approximately
5.35 million shares of its common stock, or 0.95 million shares of the Digital Angel Corporation common stock owned by the Company, or a combination of shares from both companies, at the Debenture holders' option. The exercise prices are $0.564 and $3.178 for the Company's common stock and the Digital Angel Corporation common stock owned by the Company, respectively. The Warrants vested immediately, are subject to anti-dilution provisions, and are exercisable through June 30, 2007.

The value assigned to the Warrants was recorded as a reduction in the value assigned to the Debentures (original issue discount) and an increase in long-term liabilities. The liability for the Warrants, to the extent potentially settleable in shares of the Digital Angel Corporation common stock owned by the Company, is being revalued at each reporting period with any resulting increase/decrease being recorded as interest expense/income. During the fourth quarter of 2003, the Company recorded interest expense of $2.0 million as a result of such revaluation. Going forward, changes in the market price of Digital Angel Corporation's common stock will result in additional charges or credits to operations, and any such charges could have a material adverse effect on the Company's result of operations. The Company will be required to record an impairment loss if its carrying value of the Digital Angel Corporation common stock underlying the Warrants exceeds the exercise price. Should the Purchasers elect to exercise the Warrants into shares of the Digital Angel Corporation common stock owned by the Company, such exercise may result in the Company recording a gain on the sale transaction.

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

GAINS/LOSSES ATTRIBUTABLE TO CAPITAL TRANSACTIONS OF SUBSIDIARY

Gains where realizable and losses on issuances of shares of common stock by the Company's consolidated subsidiary, Digital Angel Corporation, are reflected in the Consolidated Statements of Operations. The Company determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel Corporation was appropriate since the shares issued to date were not sales of unissued shares in a public offering, since the Company does not plan to reacquire the shares issued, and the value of the proceeds could be objectively determined. These gains and losses result from the differences between the carrying amount of the pro-rata share of the Company's investment in Digital Angel Corporation and the net proceeds from the issuances of the stock. The issuances of stock by Digital Angel Corporation have also given rise to losses as a result of the changes in the minority interest ownership of Digital Angel Corporation. Future stock issuances to third parties by Digital Angel Corporation will further dilute the Company's ownership percentage and may give rise to additional losses, which could have a material adverse impact on the Company's financial condition and results of operations. A detail of the amount of gains and losses for the three years ended December 31, 2003, is presented in Note 3.

EARNINGS (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENT

Income (loss) available to common stockholders has been adjusted to reflect preferred stock dividends and the accretion to the redemption value and beneficial conversion charge associated with the Series C redeemable preferred stock for the purpose of calculating earnings per share ("EPS"). Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants, contingent stock, and conversion of debentures and preferred stock outstanding.

COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive accumulated other income (loss) consists of foreign currency translation adjustments, and is reported in the consolidated statements of preferred stock, common stock and other stockholders' equity (deficit).

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 143, Accounting for Asset Retirement Obligations ("FAS 143"), which was effective for fiscal years beginning after June 15, 2002. FAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted FAS 143 on January 1, 2003. Application of the new rules did not have any impact on the Company's financial position and results of operations, as it does not currently have any legal obligations associated with the retirement of long-lived assets or leased facilities.

In May 2002, the FASB issued FAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("FAS 145"). FAS 145 eliminates FAS 4 (and FAS 64, as it amends FAS 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item. Also, the exception to applying APB No. 30 is eliminated. This statement is effective for years beginning after May 2002 for the provisions related to the rescission of FAS 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of FAS 13. The adoption of FAS 145 had the effect of reducing the Company's loss from continuing

                                                                   Page F-22
operations and eliminating an extraordinary gain as previously reported for the year ended December 31, 2001.

In June 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement was required with the beginning of fiscal year 2003. The Company adopted this statement on January 1, 2003. The adoption of FAS 146 did not have any impact on the Company's financial position or results of operations.

Effective January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("Interpretation 45"). This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not currently provide significant guarantees on a routine basis. As a result, this interpretation has not had a material impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities--an Interpretation of ARB No. 51 ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities, other than SPEs. The adoption of FIN 46 is not expected to have an impact on the Company's financial condition, results of operations or cash flows.

In May 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("FAS 149"). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have any impact on the Company's financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted the provisions of FAS 150 effective July 1, 2003. The adoption of FAS 150 did not have any impact on the Company's financial position or results of operations.

2. FINANCING AGREEMENTS AND LIQUIDITY

Payment in Full of Obligations to IBM Credit LLC
------------------------------------------------

The Company's Third Amended and Restated Term Credit Agreement (the "IBM Credit Agreement") with IBM Credit LLC ("IBM Credit") and the Digital Angel Share Trust contained covenants relating to the Company's financial position and performance, as well as the financial position and performance of Digital Angel Corporation. At December 31, 2002, the Company did not maintain compliance with the revised financial performance covenant under the IBM Credit Agreement. In addition, under the terms of the IBM Credit Agreement, the Company was required to repay IBM Credit $29.8 million of the $77.2 million outstanding principal balance currently owed to them, plus $16.4 million of accrued interest and expenses (totaling approximately $46.2 million), on or before February 28, 2003. The Company did not make such payment by February 28, 2003, and on March 7, 2003, it received a notice from IBM Credit declaring the loan in default. Effective April 1, 2003, the Company entered into a Forbearance Agreement with IBM Credit. In turn, the Company agreed to dismiss with prejudice a lawsuit it filed against IBM Credit and IBM Corporation in Palm Beach County, Florida on March 6, 2003. Under the terms of the Forbearance Agreement, the Company had the right to purchase all of its outstanding debt obligations to IBM Credit, totaling approximately $100.1 million (including accrued interest), if it paid IBM Credit $30.0 million in cash by June 30, 2003. As of June 30, 2003, the Company made cash payments to IBM Credit totaling $30.0 million and, thus, it has satisfied in full its debt obligations to IBM Credit. As a result, during 2003 the Company recorded a gain on the extinguishment of debt of $70.1 million, exclusive of the bonuses discussed below.

On June 30, 2003, the Company's Board of Directors (through the Compensation Committee) approved the payment of approximately $4.3 million in discretionary bonus awards. The approval of the bonuses directly reflected the efforts of certain employees/directors in satisfying all of the Company's obligations to IBM Credit, which resulted in the Company recording a gain on the extinguishment of debt of $70.1 million during 2003, and accordingly, the approval was not subject to further conditions, except for continuation of employment until the bonuses were paid. The Company's Board of Directors, based on various factors including the contribution of the respective employee/director and the Company's cash needs and availability, determined the allocation of the bonuses among the group of employees/directors and the timing of the payments. The Company's Board of Directors determined to satisfy the payment of the bonuses in cash. The bonuses were paid to the directors in November 2003, and to executive officers and other employees on various dates in November 2003, December 2003 and January 2004.

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

Issuance of 8.5% Convertible Exchangeable Debentures
----------------------------------------------------

On June 30, 2003, the Company entered into the Securities Purchase Agreement (the "Agreement") with certain investors, collectively referred to herein as the Debenture holders or "the Purchasers." In connection with the Agreement, the Company issued to the Purchasers its $10,500,000 aggregate principal amount of 8.5% Convertible Exchangeable Debentures due November 1, 2005 (the "Debentures"). Subject to the terms under the various agreements, the Debentures were convertible into shares of the Company's common stock or exchangeable for shares of the Digital Angel Corporation common stock owned by the Company, or a combination thereof, at any time at the Purchasers' option prior to the maturity date of November 1, 2005.

On November 12, 2003, the Company announced that it had entered into a letter agreement with the Purchasers. Under the letter agreement, the Purchasers were required to convert a minimum of 50% of the outstanding principal amount of the Debentures plus all accrued and unpaid interest into shares of the Company's common stock on November 12, 2003, and any remaining outstanding principal amount of the Debentures plus accrued interest on or before November 19, 2003. As of November 19, 2003, the total principal amount of the Debentures has been converted, and accordingly, the Company's obligations under the Debentures have been satisfied in full. The Company realized net proceeds from the issuance of the Debentures of $10.0 million, which were used to repay a portion of its obligation to IBM Credit.

In connection with the Debentures, the Company granted to the Debenture holders the Warrants to acquire approximately 5.35 million shares of the Company's common stock, or 0.95 million shares of the Digital Angel Corporation common stock owned by the Company, or a combination of shares from both companies, at the Purchasers' option. The Debentures and the Warrants are more fully described in Note 11.

Digital Angel Corporation Financing Transactions
------------------------------------------------

On July 31, 2003, Digital Angel Corporation entered into a securities purchase agreement to sell securities to Laurus Master Fund, Ltd. ("Laurus"). Under the terms of the securities purchase agreement, Digital Angel Corporation issued and sold to Laurus a two-year secured convertible note in the original principal amount of $2.0 million. In addition, on August 28, 2003, Digital Angel Corporation entered into a second security agreement with Laurus under which it may borrow from Laurus the lesser of $5.0 million or an amount that is determined based on percentages of Digital Angel Corporation's eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement. Digital Angel Corporation's financing transactions with Laurus are more fully described in Note 11.

InfoTech USA, Inc. Financing Transaction
----------------------------------------

The InfoTech USA, Inc. segment finances its accounts receivable and inventory. Its current financing arrangement with IBM Credit provides financing on inventory purchases up to $1.8 million. Borrowing for purchases is based upon 75% of all eligible receivables due within 90 days and up to 100% of all eligible inventory. Interest for balances not paid within the interest free period provided in the arrangement accrues at prime plus 4.4%. Borrowings under the financing arrangement amounted to $0.8 million at December 31, 2003, and are reflected in the balance sheet in either accounts payable or other accrued expenses. On September 5, 2003, InfoTech USA, Inc. received a letter from IBM Credit constituting their formal notice of termination of the agreement. The effective date of such termination, which was originally set for March 10, 2004, has been extended until April 9, 2004. InfoTech USA, Inc. is currently in the process of securing other financing and expects to replace its financing arrangement prior to the termination date set by IBM Credit. InfoTech USA, Inc. believes that its present financing arrangement with IBM Credit, its current cash position, the expected replacement of the IBM Credit agreement, and the repayment by the Company of its $1.0 million loan from InfoTech, which is due in June 2004, will provide InfoTech USA, Inc. with sufficient working capital for the next twelve months. The $1.0 million loan from InfoTech USA, Inc. is more fully described in Note 28. However, there is no assurance that InfoTech USA, Inc. will be able to obtain a replacement for its IBM Credit arrangement.


Securities Purchase Agreements Dated September 30, 2003 and December 2, 2003
----------------------------------------------------------------------------

During 2003, the Company offered up to 30.0 million shares of its common stock in a public offering registered under the Securities Act of 1933. J.P. Carey Securities, Inc. acted as the Company's placement agent for the offering. The Company sold an aggregate of 22.0 million of these shares under the terms of three separate Securities Purchase Agreements entered into on September 19, 2003, with each of First Investors Holding Co., Inc., Magellan International LTD and Cranshire Capital, LP., resulting in gross proceeds to the Company of approximately $8.0 million before deduction of the 2.0% placement agency fee. In addition, the Company sold an aggregate of
8.0 million of the shares under eight separate Securities Purchase Agreements entered into on December 2, 2003, as amended, with each of First Investors Holding Co., Inc., Magellan International LTD, Elliott Associates, L.P., Islandia, L.P., Midsummer Investment, Ltd., Omicron Master Trust, Portside Growth and Opportunity Fund and Elliott International L.P., resulting in aggregate gross proceeds to the Company of approximately $2.9 million before deduction of the 2.0% placement agency fee. The Company has used approximately $4.3 million of the net proceeds of approximately $10.7 million from the 30.0 million-share offering to pay the bonuses accrued at June 30, 2003.

The repayment of all of the Company's debt obligations to IBM Credit, the repayment of all of its obligations under the Debentures, and the sale of
30.0 million shares of the Company's common stock under its 30.0 million-share offering, contributed to its ability to continue as a going concern. The Company's profitability and liquidity depend on many factors including the success of its marketing programs, the maintenance and reduction of expenses and its ability to successfully develop and bring to market its new products and technologies. The Company's ability to achieve profitability and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

     o First, the Company will attempt to successfully implement its business plans, manage expenditures according to its budget, and generate positive cash flow from operations;

     o Second, the Company will attempt to develop an effective marketing and sales strategy in order to grow its business and compete successfully in its markets;

     o Third, the Company will attempt to obtain the necessary approvals to expand the market for the VeriChip product in order to improve the product's salability;

     o Fourth, the Company will attempt to realize positive cash flow with respect to its investment in Digital Angel Corporation in order to provide it with an appropriate return on its investment; and

     o Finally, the Company will attempt to complete the development of the Digital Angel and PLD products.

The Company has established a management plan to assist it in achieving profitability and positive cash flows over the next twelve months. The major components of its plan are as follows:

     o to attempt to establish a sustainable positive cash flow business model;

     o to attempt to produce additional cash flow and revenue from its advanced technology products - Digital Angel(TM), Thermo Life(TM), VeriChip(TM), Bio-Thermo(TM) and PLD;

     o to generate additional liquidity through divestiture of business units and assets that are not critical to the Company;

     o to position Digital Angel Corporation for growth under the leadership of its new management team and through strategic acquisitions such as the recent OuterLink acquisition;

     o to generate additional liquidity for Digital Angel Corporation through the Share Exchange Agreement between the Company and Digital Angel Corporation. The Share Exchange Agreement is described in Note 3; and

     o to attempt to pair VeriChip Corporation with a complementary company that will bring experienced management, revenue and a synergistic customer base.

The Company's management estimates that the above plan can be effectively implemented. As of December 31, 2003, the Company had a working capital deficiency. However, a significant portion of the past due liabilities associated with the Discontinued Operations and All Other business units have not been guaranteed by the Company and/or the Company does not intend to repay such liabilities in cash during the next twelve months. Therefore, notwithstanding the Company's working capital deficiency, the Company believes that with its current cash position, its expectation about the achievement of its management plan, and the reliance on its various other sources of liquidity as discussed below, that it should have sufficient working capital to satisfy its needs over the next twelve months.

Sources of Liquidity

The Company's sources of liquidity may include proceeds from the sale of common stock and preferred shares, proceeds from the sale of businesses, proceeds from the sale of the Digital Angel Corporation common stock owned by the Company, proceeds from the sale of the Company's stock issued to Digital Angel Corporation under the Share Exchange Agreement, proceeds from the exercise of stock options and warrants, proceeds from accounts receivable and inventory financing arrangements, and the raising of other forms of debt or equity through private placement or public offerings. However, these options may not be available, or if available, they may not be on favorable terms. The Company's capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in its existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a materially adverse effect on the Company's business, financial condition and results of operations.

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

Effective March 27, 2002, the Company's 93% owned subsidiary, Digital Angel Corporation, which the Company refers to herein as pre-merger Digital Angel, merged with and into a wholly-owned subsidiary of a publicly traded company, MAS, and MAS changed its name to Digital Angel Corporation. Under the terms of the merger agreement, each issued and outstanding share of common stock of pre-merger Digital Angel (including each share issued upon exercise of options prior to the effective time of the merger) was cancelled and converted into the right to receive 0.9375 shares of MAS's common stock. The Company obtained 18.75 million shares of MAS common stock in the merger (representing approximately 61% of the shares then outstanding). Prior to the transaction, the Company owned 0.85 million shares of MAS, or approximately 16.6%. As of December 31, 2003, the Company owned 19.3 million shares, or approximately 66.9% of the shares outstanding. Also, pursuant to the merger agreement, the Company contributed to MAS all of its stock in Timely Technology Corp., a wholly-owned subsidiary, and Signature Industries, Limited, an 85% owned subsidiary. Pre-merger Digital Angel, Timely Technology Corp. and Signature Industries, Limited were collectively referred to
                                                                   Page F-27
as the Advanced Wireless Group (AWG). The merger has been treated as a reverse acquisition for accounting purposes, with the AWG treated as the accounting acquirer.

The total purchase price of the transaction was $32.0 million, which was comprised of the $25.0 million fair market value of MAS's common stock outstanding and not held by the Company immediately preceding the merger, the $3.4 million estimated fair market value of MAS options and warrants outstanding as well as the direct costs of the acquisition of approximately $3.6 million. The transaction resulted in Digital Angel Corporation allocating approximately $28.3 million of the purchase price to goodwill.

Unaudited pro forma results of operations for 2002 are included below. Such pro forma information assumes that the merger of pre-merger Digital Angel and MAS had occurred as of January 1, 2002 (in thousands).

                                                                        (UNAUDITED)
                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                                            2002
                                                                        ------------
Net operating revenue from continuing operations                         $ 100,486
Loss from continuing operations                                          $(114,595)
Loss available to common stockholders from continuing operations         $(114,595)
Loss per common share from continuing operations - basic and diluted        $(0.43)

NET LOSS ON CAPITAL TRANSACTIONS OF SUBSIDIARY AND LOSS ATTRIBUTABLE TO CHANGES IN MINORITY INTEREST AS A RESULT OF CAPITAL TRANSACTIONS OF SUBSIDIARY

During 2003, the Company recorded a loss of $0.2 million on the issuances of
2.3 million shares of Digital Angel Corporation's common stock resulting from the exercise of stock options. During 2002, the Company recorded a net loss of $2.4 million, comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million pre-merger Digital Angel options, a gain of approximately $4.7 million from the deemed sale of 22.85% of the AWG, as a result of the merger with MAS, and a loss of $2.0 million on the issuances of 1.1 million shares of Digital Angel Corporation common stock resulting primarily from the exercise of stock options. The losses on the issuances of stock represent the difference between the carrying amount of the Company's pro-rata share of its investment in Digital Angel Corporation and the proceeds from the issuances of the stock. In addition, during 2003 and 2002, the Company recorded a loss of $6.5 million and $2.0 million, respectively, attributable to changes in its minority interest ownership of Digital Angel Corporation as a result of the stock issuances. The details and the impact of Digital Angel Corporation's stock issuances during 2003 and 2002 were as follows:


                                                                   Page F-28

====================================================================================================
                                                            For the Year Ended December 31,
----------------------------------------------------------------------------------------------------
                                                            2003          2002          2001
                                                        (in thousands, except per share amounts)
Issuances of common stock for stock option exercises        2,323        2,452           --
Issuances of common stock for services                         --           98           --
                                                         ===========================================
Total issuances of common stock                             2,323        2,550           --
                                                         ===========================================
Proceeds from stock issuances                              $2,404       $1,192           --
                                                         ===========================================
Average price per share                                    $ 1.03       $ 0.47           --
                                                         ===========================================
Beginning ownership percentage of Digital Angel
  Corporation                                               73.91%       100.0%          --
Ending ownership percentage of Digital Angel
  Corporation (1)                                            66.9%       73.91%          --
                                                         ===========================================
Change in ownership percentage (1)                           7.01%       26.09%          --
                                                         ===========================================
Loss on the issuances of stock by Digital Angel
  Corporation                                              $  244       $7,192           --
Gain on the sale of AWG (1)                                    --       (4,755)          --
                                                         -------------------------------------------
Net loss on capital transactions of subsidiary (2)         $  244       $2,437           --
                                                         ===========================================
Loss attributable to changes in minority interest as
  a result of capital transactions of subsidiary (2)       $6,535       $2,048           --
====================================================================================================

     (1) The reduction in the Company's ownership percentage for 2002 includes the impact of the sale of the AWG, as well as the stock issuances by Digital Angel Corporation.

     (2) The Company has not provided a tax benefit for the net loss on capital transactions of subsidiary and loss attributable to changes in minority interest as a result of capital transactions of subsidiary.

Share Exchange Agreement
------------------------

On August 14, 2003, the Company entered into a Share Exchange Agreement with Digital Angel Corporation. The Share Exchange Agreement represents a strategic investment by the Company, whereby the Company is increasing its ownership interest in Digital Angel Corporation. On August 14, 2003, the Company believed that Digital Angel Corporation's common stock was undervalued, and the Company desires to maintain a controlling interest in Digital Angel Corporation. Therefore, the Company considers the additional investment in Digital Angel Corporation to be a strategically advantageous undertaking. The Share Exchange Agreement provided for the Company to purchase 3.0 million shares of Digital Angel Corporation's common stock at a price of $2.64 per share, and for Digital Angel Corporation to issue a warrant to the Company (the "DAC Warrant") for the purchase of up to 1.0 million shares of Digital Angel Corporation's common stock. The DAC Warrant is exercisable for five years beginning on February 1, 2004, at a price per share of $3.74 payable in cash or in shares of the Company's common stock. The purchase price for the 3.0 million shares was payable in the Company's common stock having an aggregate value of $7.9 million. The aggregate purchase price of $7.9 million for the 3.0 million shares of Digital Angel Corporation's common stock was based on the closing price of Digital Angel Corporation's common stock on June 30, 2003, of $2.64 per share. This price was used because the Company and Digital Angel Corporation felt that this was a fair price and because it reflected the market price of Digital Angel Corporation's common stock before any impact of the Debentures as a result of the Purchasers potentially hedging their position in Digital Angel Corporation's common stock and thereby affecting the market price of the stock. On March 1, 2004, the Company issued 19.8 million shares of its common stock to Digital Angel Corporation as payment for the 3.0 million shares. Digital Angel Corporation expects to generate cash by selling the
19.8 million shares of the Company's common stock. Digital Angel Corporation expects that the cash generated, along with other funds available, will be sufficient to meet its projected working capital requirements for the next 12 months.

Digital Angel Corporation has granted a five-year warrant to the Debenture holders to acquire up to 0.5 million shares of its common stock at an exercise price of $2.64 per share. The warrant was issued in consideration for a waiver from the Debenture holders allowing the Company to register the shares issued to Digital Angel Corporation in connection with the Share Exchange Agreement. The value of the warrant of $0.8 million, which was determined using the Black-Scholes valuation model, was recorded as interest expense during 2003.

As of December 31, 2003, the Company owned approximately 66.9% of the outstanding common stock of Digital Angel Corporation. Digital Angel Corporation has outstanding options and warrants and it has issued debt and preferred stock, which are convertible into shares of its common stock. If all of the outstanding options and warrants and all of the convertible debt and preferred stock were converted into shares of Digital Angel Corporation's common stock, the Company's ownership would be less than 50%. The Company desires to maintain a controlling interest in Digital Angel Corporation, and therefore, the Company may enter into additional share exchange agreements with Digital Angel Corporation, or it may elect in the future to buy back a portion of the outstanding shares of Digital Angel Corporation's common stock that it does not currently own.

DISPOSITIONS

Gain (Loss) on Sale of Subsidiaries and Business Assets
-------------------------------------------------------

The gain (loss) on sale of subsidiaries and business assets was $(0.3) million, $0.1 million and $(6.1) million for the years ended December 31, 2003, 2002 and 2001, respectively. The loss on the sale of subsidiaries and business assets of $0.3 million for 2003 resulted from the sale of the Company's wholly owned subsidiary, WebNet Services Inc. The loss on the sale of subsidiaries and business assets of $6.1 million for 2001 was due to the sale of the Company's 85% ownership interest in Atlantic Systems, Inc., and the sales of the business assets of its wholly-owned subsidiaries as follows: ADS Retail Inc., Signal Processors, Limited, ACT Wireless Corp. and ATI Communications companies. Proceeds from the sales were approximately $3.5 million and were used primarily to repay debt.

See Note 20 for a discussion of dispositions related to Discontinued Operations companies.

EARNOUT AND PUT AGREEMENTS

Certain acquisition agreements included additional consideration, generally payable in shares of the Company's common stock, contingent on profits of the acquired subsidiary. Upon earning this additional consideration, the value was recorded as additional goodwill. As of December 31, 2003, there were no earnout arrangements outstanding. In January 2001, the Company entered into an agreement with the minority shareholders of Intellesale to terminate all put rights and employment agreements that each shareholder had with or in respect of Intellesale. In exchange, the Company issued an aggregate of 6.6 million shares of the Company's common stock valued at $10.3 million. In addition, during the years ended December 31, 2003, 2002 and 2001, 1.0 million common shares valued at $0.4 million, 13.6 million common shares valued at $6.6 million and 27.5 million common shares valued at $16.9 million, respectively, were issued to satisfy earnouts and to purchase minority interests.

4. INVENTORIES

Inventories consist of the following:

                                                            DECEMBER 31,
                                                            ------------
                                                           2003       2002
                                                           ----       ----
                                                           (in thousands)
Raw materials                                            $ 1,982     $1,725
Work in process                                            2,723      1,447
Finished goods                                             6,644      4,659
----------------------------------------------------------------------------
                                                          11,349      7,831
Less:  Allowance for excess and obsolescence               1,859      1,422
----------------------------------------------------------------------------

                                                         $ 9,490     $6,409
============================================================================

5. NOTES RECEIVABLE

Notes receivable consist of the following:

                                                                                        DECEMBER 31,
                                                                                        ------------
                                                                                 2003                 2002
                                                                                ----------------------------
                                                                                       (in thousands)
Due from purchaser of subsidiary, collateralized by pledge of rights to distributions from a joint venture of the purchaser and an unrelated entity, bears interest at the London Interbank Offered Rate plus 1.65%, payable in quarterly installments of principal and interest totaling $332.
Allowance of $25 reflected in allowance for bad debts in 2003.                  $  436               $ 1,023

Due from purchaser of four subsidiaries, bears interest at 5%, interest payable quarterly, principal due October 2004. Allowance of $2,700 reflected
in allowance for bad debts in 2002.                                                 --                 2,700

Due from purchaser of subsidiary, collateralized by pledge of investment securities, bears interest at prime, interest payable semi-annually, principal due November 2004. Allowance of $2,328 reflected in allowance for
bad debts in 2003 and 2002.                                                      2,328                 2,328

Due from purchaser of subsidiary, collateralized by pledge of investment securities, principal payable in monthly installments of $33. Balance due
December 2004.                                                                     397                    --

Due from officers, directors and employees of the Company, unsecured, bears interest at varying interest rates, due on demand. Allowance of $90
reflected in allowance for bad debts in 2003.                                      653                   677

Due from individuals and corporations, bearing interest at varying rates above prime, secured by business assets, personal guarantees, and
securities, due various dates through July 2004.                                    31                   858

Due from purchaser of divested subsidiary, collateralized by business assets, bears interest at 8%, payable in monthly installments of principal and interest of $10, balance due in February 2006. Allowance of $1,266
reflected in allowance for bad debts in 2003 and 2002.                           1,266                 1,266

Due from purchaser of divested subsidiary, collateralized by personal guarantee and securities of the purchaser, bears interest at prime plus 1%, payable in monthly installments of interest only through March 2003, and then payable in monthly installments of principal and interest of $11
through December 2007.                                                             412                   497

Due from purchaser of divested subsidiary, collateralized, bears interest at
5%, payable in monthly payments of interest, and annual payments of
principal through March 2005.                                                      318                   478

Due from purchaser of business assets, secured by maker's assets, bears interest at 8.7% and provides for monthly payments of principal and interest equal to 10% of the maker's net cash revenue for each preceding month, balance due October 2001. Allowance of $373 reflected in allowance for bad
debts in 2002.                                                                      --                   373

Other                                                                               30                    26
-------------------------------------------------------------------------------------------------------------
                                                                                 5,871                10,226
Less:  Allowance for bad debts                                                   3,709                 6,667
Less:  Current portion                                                           1,658                 2,801
-------------------------------------------------------------------------------------------------------------

                                                                                $  504               $   758
=============================================================================================================

6. OTHER CURRENT ASSETS

Other Current Assets consist of the following:

                                                           DECEMBER 31,
                                                           ------------
                                                     2003                 2002
                                                   ----------------------------
                                                          (in thousands)
  Deferred tax asset                               $   --                $   13
  Prepaid expenses                                  1,817                 2,787
  Prepaid taxes                                       800                    --
  Other                                               186                   120
--------------------------------------------------------------------------------

                                                   $2,803                $2,920
================================================================================


7. PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

                                                           DECEMBER 31,
                                                           ------------
                                                     2003                 2002
                                                   ----------------------------
                                                          (in thousands)
  Land                                             $   611              $   611
  Building and leasehold improvements                7,126                7,770
  Equipment                                          9,650               14,505
  Software                                              15                   94
--------------------------------------------------------------------------------
                                                    17,402               22,980
  Less: Accumulated depreciation                     8,037               13,158
--------------------------------------------------------------------------------

                                                   $ 9,365              $ 9,822
================================================================================

Included above are vehicles and equipment acquired under capital lease obligations in the amount of $0.3 million and $1.0 million at December 31, 2003 and 2002, respectively. Related accumulated depreciation amounted to $0.2 and $0.7 million as of December 31, 2003 and 2002, respectively.

Depreciation expense charged against income amounted to $2.0 million, $4.1 million and $4.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Accumulated depreciation related to disposals of property and equipment amounted to $0.3 million and $4.0 million in 2003 and 2002, respectively.

During 2002, the Company recorded an impairment charge of $6.4 million to write-down certain software related to its Digital Angel Corporation segment. The write off related to an exclusive license to a digital encryption and distribution software system, which was on longer usable. The charge is included in the Consolidated Statements of Operations under the caption Asset Impairment.

8. GOODWILL

Goodwill consists of the excess of cost over fair value of net tangible and identifiable intangible assets of companies purchased. The Company applies the principles of FAS No. 141, Business Combinations ("FAS 141"), and uses the purchase method of accounting for acquisitions of wholly owned and majority owned subsidiaries.

                                                            DECEMBER 31,
                                                            ------------
                                                        2003           2002
                                                     -------------------------
Beginning balance                                     $100,208       $123,221
Acquisitions, earnout payments and other changes           450         39,172
Sale of business                                          (408)            --
Less goodwill impairment                                (4,529)       (62,185)
Accumulated amortization                               (32,390)       (32,390)
------------------------------------------------------------------------------

Carrying value                                        $ 63,331       $ 67,818
==============================================================================

Goodwill amortization expense, including goodwill amortization associated with the Company's equity investment in MAS of $1.2 million, amounted to $22.5 million for the year ended December 31, 2001.

CHANGE IN METHOD OF ACCOUNTING FOR GOODWILL

Upon the adoption of FAS 142, on January 1, 2002, the Company discontinued the amortization of goodwill. (Other than goodwill, the Company does not have any intangible assets deemed to have indefinite lives). Instead, the Company is required to test goodwill for impairment annually as part of its annual business planning cycle during the fourth quarter of each year or earlier depending on specific changes in conditions surrounding its business units.

As part of the implementation of FAS 142 on January 1, 2002, the Company was required to complete a transitional impairment test for goodwill. The transitional impairment test required the Company to compare the fair value of each of its reporting units to its carrying value. At January 1, 2002, the Company's reporting units consisted of the following (the Company's reporting units listed below are those businesses, which have goodwill and for which discrete financial information is available and upon which segment management makes operating decisions). Goodwill was assigned to each applicable reporting unit as of the date of acquisition.

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

Methodology for Assigning Goodwill to Reporting Units:

The goodwill assigned to the Company's reporting units was based on the goodwill resulting from the Company's acquisition of the reporting unit, with the goodwill attributable to the merger of Destron Fearing Corporation, which was a publicly held company trading on the Nasdaq ("Destron"), and Digital Angel.net Inc. ("DA.net") allocated between the Animal Applications and the Wireless and Monitoring reporting units. The merger of Destron and DA.net occurred in September 2000. The goodwill resulting from the Destron and DA.net merger was approximately $74.7 million, of which $50.7 million was allocated to Animal Applications and $24.0 was allocated to Wireless and Monitoring. (The Wireless and Monitoring reporting unit also included

                                                                   Page F-33
the goodwill associated with the acquisition of Timely Technology Corp., of approximately $7.5 million).

The Company believed that a portion of the goodwill resulting from the Destron and DA.net merger was due to the synergies of the combined companies. There were several potential benefits/synergies of the merger that it believed would contribute to the success of the combination. These potential benefits/synergies included:

     o the acceleration of the opportunities of the Digital Angel technology through the combination with Destron and the current products it offers, which establishes a company with stronger capabilities;

     o the combination of DA.net and Destron, with its injectable microchip technology and its current products in the animal identification markets, provide broader product offerings for the combined company;

     o improvement in the purchasing power of the combined company as compared to either company standing alone, resulting in reduced costs;

     o the management team of the combined company having greater depth of knowledge of the injectable microchip and animal identification industries and more business experience than that of either company standing alone;

     o the potential to expand the market presence of DA.net and Destron's products globally through a larger combined sales force and geographically more extensive sales and distribution channels;

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

Since none of the assets and liabilities resulting from the merger had been assigned to the Wireless and Monitoring reporting unit, the Company determined the allocation of the goodwill between the Animal Applications and Wireless and Monitoring reporting units based upon guidance provided in FAS 142. FAS 142 states that, "the methodology used to determine the amount of goodwill to assign to a reporting unit shall be reasonable and supportable and shall be applied in a consistent manner." Since Destron was a publicly held company at the time of the merger, and as a result, its fair market value was readily determinable, the Company allocated to the Animal Applications reporting unit the amount of goodwill equal to Destron's fair market value prior to the public announcement of the potential merger, which was approximately $50.7 million. This resulted in the allocation of approximately $24.0 million to the Wireless and Monitoring reporting unit, which the Company believed represented the fair market value of the unit at that point in time, based on its belief in the market potential for the Digital Angel product, coupled with the synergies of the combined companies, as discussed above.

The Company's methodology for estimating the fair value of each reporting unit at January 1, 2002, was a combination of impairment testing both internally (for the Computer Equity Corporation, P-Tech, Inc., Pacific Decision Sciences and InfoTech USA, Inc. reporting units based primarily on discounted future cash flows), and externally (by engagement of independent valuation professionals to analyze the reporting units associated with pre-merger Digital Angel Corporation, using a combination of comparable company and discounted cash flow analyses). If the fair value of a reporting unit exceeded its carrying value, then no further testing was required.

However, if the carrying value of a reporting unit exceeded its fair value, then an impairment charge was required. Based upon the conclusion of the Company's internal and external impairment testing methodology, the adoption of FAS 142 did not result in an impairment charge.

In the fourth quarters of 2003 and 2002, the Company tested goodwill at each reporting unit level. At December 31, 2002, the Company's reporting units consisted of the following:

     o    Advanced Technology segment's Computer Equity Corporation:
     o    Advanced Technology segment's P. Tech, Inc.;
     o    Advanced Technology segment's Pacific Decision Sciences;
     o    Digital Angel Corporation's Animal Applications division;
     o    Digital Angel Corporation's Wireless and Monitoring division;
     o    Digital Angel Corporation's GPS and Radio Communications division;
     o Digital Angel Corporation's Medical Systems division (consisting of the business operations of MAS, which was acquired on March 27,
          2002); and
     o    InfoTech USA, Inc.

The Company's reporting units at December 31, 2003, were the same as its reporting units at December 31, 2002, except for the exclusion of Digital Angel Corporation's Wireless and Monitoring division, as its goodwill was fully impaired at December 31, 2002, as discussed below.

The Company's methodology for estimating the fair value of each reporting unit during the fourth quarters of 2003 and 2002 was a combination of impairment testing performed both internally and externally. The tests for the P-Tech., Inc., and Pacific Decision Sciences reporting units were performed internally based primarily on discounted future cash flows. The tests for the Computer Equity Corporation reporting unit, the reporting units associated with Digital Angel Corporation and the InfoTech USA, Inc. reporting unit were performed externally through the engagement of independent valuation professionals who performed valuations using a combination of comparable company and discounted cash flow analyses. The InfoTech USA, Inc. reporting unit has a fiscal year ending on September 30, and therefore, these tests were performed during their fiscal 2003 and 2002 fourth quarters. If the fair value of a reporting unit exceeded its carrying value, then no further testing was required. However, if the carrying value of a reporting unit exceeded its fair value, then an impairment charge was recorded. The assumptions used in the comparable company and discounted cash flow analyses are described in Note 18.

The analyses for 2003 indicated that the remaining goodwill associated with Digital Angel Corporation's Medical Systems division of approximately $2.4 million was impaired. As of December 31, 2002, Digital Angel Corporation's Wireless and Monitoring segment had not recorded any significant revenues from its Digital Angel product and it had not achieved the revenue projections used as the basis for the Company's impairment tests upon the adoption of FAS 142 on January 1, 2002. In addition, the revenues associated with the Medical Systems business had decreased. At December 31, 2002, the market value of the Company's investment in Digital Angel Corporation was approximately $50.0 million. In consideration of these factors, the newness of the Digital Angel Technology, the operating history of Digital Angel Corporation, the challenging economic environment and uncertainties in the marketplace along with the independent fair value measurement valuations performed by the independent professionals, the Company concluded that future cash flows from certain operations would not be sufficient to recover $30.7 million of the goodwill associated with Digital Angel Corporation's Medical Systems division, and all of the $31.5 million of goodwill associated with Digital Angel Corporation's Wireless and Monitoring division. Accordingly, these amounts were recorded as impairment charges during the fourth quarter of 2002. These impairment charges are more fully discussed in Note 18.

The Company's InfoTech USA, Inc. reporting unit operates on a September 30 fiscal year end. As part of InfoTech USA, Inc.'s fiscal year end 2003 planning cycle, it engaged an independent valuation firm to review and evaluate its goodwill of approximately $2.2 million. The goodwill

                                                                   Page F-35
resulted from prior acquisitions by InfoTech USA, Inc. The methodology used by the independent valuation firm to evaluate InfoTech USA, Inc.'s goodwill was the same as discussed above (and in Note 18) for the evaluations associated with Digital Angel Corporation. Based on the evaluation, InfoTech USA, Inc.'s goodwill was not impaired as of September 30, 2003. However, InfoTech USA, Inc. has not achieved its projected operating results, and it has not returned to profitability (InfoTech USA, Inc. has incurred losses during the past several years). Also, the market value of InfoTech USA, Inc.'s common stock, even after adjustment for its limited public float, was significantly less at December than its current book value. In addition, certain third parties had expressed interest in purchasing InfoTech USA, Inc. for amounts less than the Company's carrying value. As a result of these factors, the full value of InfoTech USA, Inc.'s goodwill of approximately $2.2 million was impaired as of December 31, 2003.

In conjunction with the Company's review for impairment of goodwill and other intangible assets in the fourth quarter of 2000, the Company reviewed the useful lives assigned to goodwill and, effective October 1, 2000, changed the lives to periods ranging from 5 to 10 years, down from periods ranging from 10 to 20 years. The impact in 2001 of this change was an increase in goodwill amortization of $7.2 million and a decrease in earnings per share of $0.04. Goodwill and other intangible assets are stated on the cost basis and have been amortized, principally on a straight-line basis, over the estimated future periods to be benefited (ranging from 5 to 10 years) through December 31, 2001. Prior to the adoption of FAS 142 on January 1, 2002, the Company reviewed goodwill and other intangible assets quarterly for impairment whenever events or changes in business circumstances indicated that the remaining useful life may have warranted revision or that the carrying amount of the long-lived asset may not have been fully recoverable. The Company followed the provisions of FAS No. 121 "Accounting for the Impairment Of Long-Lived Assets and Of Long-Lived Assets to be Disposed Of," to assess and measure the asset impairments. Factors considered included significant customer losses, changes in profitability due to sudden economic or competitive factors, change in management's strategy for the business unit, letters of intent received for the sale of the business unit, or other factors arising in the quarterly period. The Company annually performed undiscounted cash flow analyses by business unit to determine if an impairment existed and, where available, market related information. For purposes of these analyses, earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow. When an impairment was determined to exist, any related impairment loss was calculated based on fair value. Fair value was determined based on discounted cash flows. The discount rate utilized by the Company was the rate of return expected from the market or the rate of return for a similar investment with similar risks. Based on these analyses, the Company recorded goodwill impairment charges of $63.6 million during 2001. See Note 18.

The business operations of the Company's reporting units are described above beginning on page F-12.

The changes in the carrying amount of goodwill for the two years ended December 31, 2003, by reporting unit are as follows (in thousands):


                      COMPUTER                PACIFIC     WEBNET
                       EQUITY       P-TECH,  DECISIONS   SERVICES      ANIMAL
                    CORPORATION(1)  INC.(1)  SCIENCES(1)  INC.(1)  APPLICATIONS(2)
----------------------------------------------------------------------------------
Balance
 January 1, 2002       $13,178       $530      $1,504     $  --       $43,971
Acquisitions,
 adjustments and
 earnout payments        3,000         --          --        --            --
Less goodwill
 impairment                 --         --          --        --            --
                   ---------------------------------------------------------------
Balance
 December 31, 2002     $16,178       $530      $1,504     $  --       $43,971


Earnout payments
 and other
 adjustments                --         --          --       408            --
Less sale of
 business                   --         --          --      (408)           --
                   ---------------------------------------------------------------
Less goodwill
 impairment                 --         --          --        --            --
                   ---------------------------------------------------------------
Balance
 December 31, 2003     $16,178       $530      $1,504     $  --       $43,971
==================================================================================


                                    RADIO
                    WIRELESS AND   COMMUNI-                       INFOTECH,
                    MONITORING(2) CATIONS(2)  MEDICAL SYSTEMS(2) USA, INC.(3)   CORPORATE    TOTAL
----------------------------------------------------------------------------------------------------
Balance
 January 1, 2002      $ 27,854      $1,051         $     --        $ 2,154       $ 589     $ 90,831
Acquisitions,
 adjustments and
 earnout payments        3,606          63           33,092             --        (589)      39,172
Less goodwill
 impairment            (31,460)         --          (30,725)            --          --      (62,185)
                   ---------------------------------------------------------------------------------
Balance
 December 31, 2002    $     --      $1,114         $  2,367        $ 2,154       $  --     $ 67,818


Earnout payments
 and other
 adjustments                --          34                8             --          --          450
Less sale of
 business                   --          --               --             --          --         (408)
                   ---------------------------------------------------------------------------------
Less goodwill
 impairment                 --          --           (2,375)        (2,154)         --       (4,529)
                   ---------------------------------------------------------------------------------
Balance
 December 31, 2003    $     --      $1,148         $     --        $    --       $  --     $ 63,331
====================================================================================================

     (1)  Reporting unit is a component of the Advanced Technology segment.
     (2) Reporting unit is a component of the Digital Angel Corporation segment.
     (3)  The InfoTech USA, Inc. segment is a reporting unit.

The following table presents the impact of FAS 142 on net loss and net loss per share had the standard been in effect beginning January 1, 2001:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                        2001
                                                                    ------------
                                                                   (in thousands)
Net loss income available to common stockholders:
  Net loss available to common stockholders as reported              $(215,642)
  Add back: Goodwill amortization                                       21,312
  Add back: Equity method investment amortization                        1,161
                                                                     ---------
Adjusted net loss income                                             $(193,169)
                                                                     ---------

Loss per common share - basic
  Net loss per share - basic, as reported                            $   (1.27)
  Goodwill amortization                                                   0.12
  Equity method investment amortization                                   0.01
                                                                     ---------
Adjusted net (loss) income - basic                                   $   (1.14)
                                                                     ---------

Loss per share - diluted
  Net loss per share - diluted, as reported                          $   (1.27)
  Goodwill amortization                                                   0.12
  Equity method investment amortization                                   0.01
                                                                     ---------
Adjusted net loss per share - diluted                                $   (1.14)
                                                                     ---------

The Company had entered into various earnout arrangements with the selling shareholders of certain acquired subsidiaries. These arrangements provided for additional consideration to be paid in future years if certain earnings levels were met. As of December 31, 2003, there were no remaining earnout arrangements. Payments made under earnout arrangements were added to goodwill as earned.

9. OTHER ASSETS

Other Assets consist of the following:

                                                DECEMBER 31,
                                                ------------
                                              2003        2002
                                             --------------------
Proprietary software                         $2,810     $ 2,636
Loan acquisition costs                          516      10,569
Other assets                                    577       2,206
-----------------------------------------------------------------
                                              3,903      15,411
Less:  Accumulated amortization               2,735      12,936
-----------------------------------------------------------------
                                              1,168       2,475
Other investments                               382         202
Deferred tax asset                               --       1,223
Other                                           104         439
-----------------------------------------------------------------

                                             $1,654     $ 4,339
=================================================================

Amortization of other assets charged against income amounted to $0.4 million, $6.4 million and $1.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

10. OTHER ACCRUED EXPENSES

Other Accrued Expenses consist of the following:

                                                DECEMBER 31,
                                                ------------
                                              2003        2002
                                             --------------------
                                                (in thousands)

  Accrued wages and payroll expenses         $ 1,758    $ 1,858
  Accrued severance                            1,443      1,924
  Accrued bonuses                              2,270         --
  Accrued purchases                            4,857      4,837
  Accrued legal reserves                       3,746      2,379
  Accrued professional fees                      839      1,553
  Other accrued expenses                       5,147      4,669
  Deferred revenue                             2,556      1,925
-----------------------------------------------------------------
                                             $22,616    $19,145
=================================================================

11. NOTES PAYABLE AND LONG-TERM DEBT

NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable and Long-Term Debt consist of the following:

                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                                 2003           2002
                                                                              --------------------------
                                                                                    (in thousands)

Term Loan - IBM Credit, collateralized by all domestic assets of the Company and a pledge of the stock of the Company's subsidiaries, bearing interest
from 17% to 25% through February 28, 2003, due February 28, 2003.               $   --         $80,655

Digital Angel Corporation
Mortgage notes payable, collateralized by land and buildings, payable in monthly installments of principal and interest totaling $30 thousand,
bearing interest at 8.18%, due through November 2010.                            2,376           2,419

Mortgage notes payable, collateralized by land and building, interest only payable monthly, principal amount of $910 due October 1, 2004, bearing
interest at 12%.                                                                   910             910

Convertible note payable, collateralized by all Digital Angel Corporation assets, net of unamortized discount of $113, due July 31, 2005, bearing
interest at the higher of prime plus 1.75% or 6% at December 31, 2003.           1,601


                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                                 2003           2002
                                                                              --------------------------
                                                                                    (in thousands)

Revolving note payable, collateralized by all Digital Angel
Corporation assets, net of unamortized discount of $119,
interest payable monthly at prime plus 2.5%, due in August 2006.                 2,868              --

Line of credit, interest payable monthly at prime plus 2.25%,
due in September 2004.                                                             889              --

Line of credit, collateralized by all Digital Angel Corporation assets,
interest payable monthly at prime plus 3%, due in October 2005.                     --             709

Notes payable - other                                                               92             299

Capital lease obligations                                                          260             233
------------------------------------------------------------------------------------------------------
                                                                                 8,996          85,225
Less:  Current maturities                                                        6,136          81,879
------------------------------------------------------------------------------------------------------

                                                                                $2,860         $ 3,346
======================================================================================================


Payment in Full of Obligations to IBM Credit LLC
------------------------------------------------

As more fully discussed in Note 2, effective April 1, 2003, the Company entered into a Forbearance Agreement with IBM Credit. Under the terms of the Forbearance Agreement, the Company had the right to purchase all of its outstanding debt obligations to IBM Credit, totaling approximately $100.1 million (including accrued interest), if it paid IBM Credit $30.0 million in cash by June 30, 2003. As of June 30, 2003, the Company made cash payments to IBM Credit totaling $30.0 million and, thus, it has satisfied in full its debt obligations to IBM Credit. As a result, during 2003, the Company recorded a gain on the extinguishment of debt of $70.1 million.

Amendment, Restatement and Waiver Fees Associated With the IBM Credit Agreements
--------------------------------------------------------------------------------

During 2002 and 2001, IBM Credit amended and restated its credit agreements with the Company on several occasions. As part of the amendments and restatements to the credit agreements, the Company paid bank fees of $0.4 million and $0.3 million in 2002 and 2001, respectively, and during 2001, the Company issued a five-year warrant to acquire 2.9 million shares of the Company's common stock to IBM Credit valued at $1.9 million. In 2002, the Company agreed to re-price these warrants. The re-priced warrants were valued at $1.0 million. In addition, as a result of the merger between pre-merger Digital Angel and MAS, warrants convertible into common stock of Digital Angel Corporation that were previously issued to IBM Credit were revalued using the Black Scholes valuation method, resulting in additional deferred financing costs of $1.1 million. The bank fees and fair value of the warrants have been recorded as interest expense.

During 2002, IBM Credit provided the Company with a waiver of noncompliance of certain debt covenants under the IBM Credit Agreement. As consideration for the waiver, the Company issued to IBM Credit a five year warrant to acquire 2.9 million shares of the Company's common stock at $0.15 per share, valued at approximately $1.3 million, and a five year-warrant to purchase approximately 1.8 million shares of the Company's wholly-owned subsidiary, VeriChip Corporation's common stock at $0.05 per share, valued at approximately $44 thousand. The fair value of the warrants was determined using the Black-Scholes valuation model, and was recorded as interest expense in 2002.


Issuance of 8.5% Convertible Exchangeable Debentures
----------------------------------------------------

On June 30, 2003, the Company entered into the Securities Purchase Agreement (the "Agreement") with certain investors, collectively referred to herein as the Debenture holders or "the Purchasers." In connection with the Agreement, the Company issued to the Purchasers its $10,500,000 aggregate principal amount of 8.5% Convertible Exchangeable Debentures due November 1, 2005 ("the Debentures"). Subject to the terms under the various agreements, the Debentures were convertible into shares of the Company's common stock or exchangeable for shares of Digital Angel Corporation common stock owned by the Company, or a combination thereof, at any time prior to the maturity date of November 1, 2005, at the Purchasers' option.

On November 12, 2003, the Company announced that it had entered into a letter agreement with the Purchasers. Under the letter agreement, the Purchasers were required to convert a minimum of 50% of the outstanding principal amount of the Debentures plus all accrued and unpaid interest into shares of the Company's common stock on November 12, 2003, the First Conversion Date. The conversion price was $0.35 per share. In addition, per the terms of the letter agreement the Purchasers were required to convert any remaining outstanding principal amount of the Debentures plus accrued interest on or before November 19, 2003, the Second Conversion Date. The conversion price for the Second Conversion Date was 84% of the volume weighted average trading price of the Company's common stock for the five trading days prior to November 17, 2003, which average was $0.4406. As of November 19, 2003, the total principal amount of the Debentures has been converted, and accordingly, the Company's obligations under the Debentures have been satisfied in full. The Company has issued an aggregate of 27.7 million shares of its common stock in connection with the conversions taking place on the First and Second Conversion Dates. In addition, in connection with the Debentures, the Company has issued an aggregate of 0.3 million shares of the Digital Angel Corporation common stock that it owned at an exchange price of $2.20 per share per the terms of the Debentures. Following these exchanges, the Company owned 19.3 million shares of Digital Angel Corporation's common stock.

As a result of the repayment of all of the Debentures, the unamortized balance of the original issue discount and debt issue costs of approximately $4.2 million was recorded as additional interest expense during the fourth quarter of 2003. In addition, as a result of the difference between the original conversion price under the Agreement of $0.515 per share, and the revised conversion prices per the terms of the letter agreement, which averaged $0.351 per share, the Company recorded additional beneficial conversion feature of approximately $4.5 million during the fourth quarter of 2003. This additional beneficial conversion feature was recorded as interest expense and an increase in additional-paid in capital. Thus, during the fourth quarter of 2003, the Company incurred $8.7 million in total non-cash stock-based interest expense as a result of the conversions of the Debentures under the terms of the letter agreement.

Common Stock Warrants Issued to the Debenture Holders
-----------------------------------------------------

In connection with the Debentures, the Company granted to the Debenture holders Warrants to acquire approximately 5.35 million shares of the Company's common stock, or 0.95 million shares of the Digital Angel Corporation common stock owned by the Company, or a combination of shares from both companies, at the Purchasers' option. The exercise prices are $0.564 and $3.178 for the Company's common stock and the Digital Angel Corporation common stock, respectively. The Warrants are subject to anti-dilution provisions, vested immediately and are exercisable through June 30, 2007. The Company had registered its common shares issuable upon conversion of the Debentures and Warrants in accordance with the terms of a Registration Rights Agreement entered into among the Company and the Purchasers.

The proceeds upon issuance of the Debentures were allocated as follows:

          Face value of Debentures                                 $10,500
          Beneficial conversion feature                             (3,120)
          Relative fair value of Warrants                           (1,387)

                                                                   -------
          Relative fair value of Debentures                        $ 5,993
                                                                   =======

The beneficial conversion feature was calculated as the difference between the beneficial conversion price and the fair value of the Company's common stock, multiplied by the number of shares into which the Debentures were convertible in accordance with the Emerging Issues Task Force ("EITF") - 00-27. The beneficial conversion feature was recorded as a reduction in the value assigned to the Debentures (original issue discount) and an increase in additional paid-in-capital. The value assigned to the Warrants was recorded as a reduction in the value assigned to the Debentures (original issue discount) and an increase in long-term liabilities. The liability for the Warrants, to the extent potentially settleable in shares of the Digital Angel Corporation common stock owned by the Company, is being revalued at each reporting period and any resulting increase/decrease will result in an increase/decrease in interest expense. During 2003, the Company recorded interest expense of $2.0 million as a result of such revaluation. The Company will be required to record an impairment loss if the carrying value of the Digital Angel Corporation common stock underlying the Warrants exceeds the exercise price. Should the Purchasers elect to exercise the Warrants into shares of the Digital Angel Corporation common stock owned by the Company, such exercise may result in the Company recording a gain on the transaction.

The original issue discount of $4.5 million was being accreted over the life of the Debentures as additional interest expense. During 2003, the Company incurred approximately $0.7 million of interest expense as a result of the accretion of the original issue discount. As a result of conversion of all of the Debentures in November 2003, the remaining balance of the original issue discount and debt issue costs, such debt issue costs are discussed below, of approximately $3.8 million was recorded as interest expense during the fourth quarter of 2003.

In addition, Digital Angel Corporation has granted a five-year warrant to the Debenture holders to acquire up to 0.5 million shares of its common stock at an exercise price of $2.64 per share. The warrant was issued in consideration for a waiver from the Debenture holders, which allowed the Company to register the shares that were issued in connection with a Share Exchange Agreement between the Company and Digital Angel Corporation. The fair value of the warrant of approximately $0.8 million was determined using the Black-Scholes valuation model and was recorded as interest expense during 2003. The Share Exchange Agreement is described in Note 3. The total interest expense recorded in 2003 in connection with the Debentures was approximately $12.7 million.

In connection with the Debentures, the Company incurred a placement agency fee of $430,000, and it reimbursed one of the Purchasers $50,000 for legal, administrative, due diligence and other expenses incurred to prepare and negotiate the transaction documents. The Company realized net proceeds of $10.0 million from the issuance of the Debentures, after deduction of the placement agency fee and transaction costs. The Company used the net proceeds to repay a portion of the $30.0 million payment that it made to IBM Credit on June 30, 2003. To date, the Company has not realized any proceeds from the issuance of the Warrants, as the Warrants have not been exercised.

As a result of the complete satisfaction of all of the Company's obligations to IBM Credit, the Company entered into an Amended and Restated Trust Agreement dated June 30, 2003, with the Digital Angel Share Trust ("Trust"). Under the terms of the revised trust agreement, the Trust retained all of its rights, title and interest in 15.0 million shares of the Digital Angel Corporation common stock owned by the Company in consideration of the Debentures and in order to secure and facilitate the payment of the Company's obligations under the Debentures. As a result of the repayment in full of the Debentures on November 19, 2003, the Company expects to dissolve the Trust in the near future. Currently, Scott R. Silverman, the Company's Chief Executive Officer, serves as the sole advisory board member to the Trust.

Digital Angel Corporation Financing Transactions
------------------------------------------------

On July 31, 2003, Digital Angel Corporation entered into a securities purchase agreement to sell securities to Laurus Master Fund, Ltd.
("Laurus"). Under the terms of the securities purchase agreement, Digital Angel Corporation issued and sold to Laurus a two-year secured convertible note in the original principal amount of $2.0 million and a common stock warrant to purchase up to 0.1 million shares of Digital Angel Corporation's common stock. The note is convertible, at Laurus' option, into shares of Digital Angel Corporation's common stock at a per share price of $2.33, subject to limitations. The note accrues interest at an annual rate equal to the greater of prime plus 1.75% or 6%. The exercise prices of the warrant range from $2.68 to $3.38 per share and the warrant is exercisable for five years. In connection with the note, Digital Angel Corporation and Laurus entered into a security agreement granting to Laurus a lien and security interest in Digital Angel Corporation's assets, having a net book value of $48.5 million as of December 31, 2003. On August 28, 2003, Digital Angel Corporation entered into a second security agreement with Laurus under which it may borrow from Laurus the lesser of $5.0 million or an amount that is determined based on percentages of Digital Angel Corporation's eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement. Under the Security Agreement, Digital Angel Corporation issued to Laurus a Secured Revolving Convertible Note (the "Revolving Note") in the original principal amount of $3.5 million and a Secured Minimum Borrowing Convertible Note (the "Minimum Borrowing Note") in the original principal amount of $1.5 million. The notes accrue interest at an annual rate equal to prime plus 2.50%. Digital Angel Corporation used proceeds from the loans from Laurus to satisfy in full its credit facility with Wells Fargo Business Credit, Inc., which was cancelled effective August 28, 2003. As of December 31, 2003, the aggregate amount outstanding under the Minimum Borrowing Note and Revolving Note was $3.0 million and the availability under the Revolving Note was $0.2 million. Beginning May 28, 2004, the Minimum Borrowing Note and the Revolving Note are convertible, at Laurus' option, into shares of Digital Angel Corporation's common stock at a price per share of $2.64, subject to adjustments upward following each conversion of $2.0 million. Additionally, the securities purchase agreement with Laurus includes default provisions should an Event of Default (as defined in the agreement) occur; furthermore, under a related registration rights agreement, Digital Angel Corporation has agreed to register the common stock underlying the Convertible Note.

The scheduled payments due based on maturities of long-term debt and amounts subject to acceleration at December 31, 2003 are presented in the following table. These amounts are based on the stated principal maturities, and are presented gross of unamortized debt discount.

        Year                              Amount
        ----                              ------
        2004                              $6,255
        2005                                 672
        2006                                  73
        2007                                  60
        2008                                  63
     Thereafter                            2,105
                                        ----------
                                          $9,228
                                        ==========

Interest expense on the long and short-term notes payable amounted to $22.7 million, $17.5 million and $8.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The weighted average interest rate was 49% and 21% for the years ended December 31, 2003 and 2002, respectively.

Certain of the Company's subsidiaries included in discontinued operations also have capital lease obligations of $26 thousand at December 31, 2003 and 2002.

12. OTHER LONG-TERM LIABILITIES

Other Long-Term Liabilities consist of the following:

                                                  DECEMBER 31,
                                                  ------------
                                              2003            2002
                                            ------------------------
                                                 (in thousands)

  Warrants payable                           $3,430          $   --
  Deferred compensation payable                  --           1,005
  Other                                          --              50
--------------------------------------------------------------------

                                             $3,430          $1,055
====================================================================

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTES PAYABLE

The carrying amount approximates fair value because of the current rates approximate market rates.

LONG-TERM DEBT

The carrying amount approximates fair value because the current rates approximate market rates.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The carrying amount approximates fair value.

WARRANTS PAYABLE

The carrying amount of warrants payable is revalued each reporting period and approximates current fair value.

14. REDEEMABLE PREFERRED SHARES - SERIES C

On October 26, 2000, the Company issued 26 thousand shares of its Series C convertible preferred stock to a select group of institutional investors in a private placement. The stated value of the preferred stock was $1,000 per share, or an aggregate of $26.0 million, and the purchase price of the preferred stock and the related warrants and options was an aggregate of $20.0 million. The preferred stock was convertible into shares of the Company's common stock at various conversion rates.

The proceeds upon issuance were allocated to the preferred stock, the detachable warrants and the option based upon their relative fair values. The value assigned to the warrants and option increased the discount on preferred stock, as follows (in thousands):


          Face value of preferred stock                    $26,000
          Discount on preferred stock                       (6,000)
          Preferred stock issuance costs                      (944)
          =========================================================
          Net proceeds                                     $19,056
          =========================================================

          Relative fair value of warrants                  $   627
          Relative fair value of option                      5,180
          Relative fair value of preferred shares           13,249
          ---------------------------------------------------------
          Total                                            $19,056
          =========================================================

The beneficial conversion feature was calculated as the difference between the most beneficial conversion price and the fair value of the Company's common stock, multiplied by the number of shares into which the preferred stock was convertible in accordance with EITF 98-5 and 00-27. For the year ended December 31, 2001, the beneficial conversion feature (BCF) associated with the Company's preferred stock charged to earnings per share was $9.4 million. The Company has cumulatively recorded a charge to earnings per share of $13.2 million since the issuance of the preferred stock. As of June 30, 2001, the BCF was fully accreted. As of December 31, 2001, all of the preferred shares have been converted into shares of the Company's common stock.

The BCF was recorded as a reduction in the value assigned to the preferred stock and an increase in additional paid-in capital. The Company recorded the accretion of the BCF over the period from the date of issuance to the earliest beneficial conversion date available through equity, reducing the income available to common stockholders and earnings per share.

The holders of the preferred stock also received 0.8 million warrants to purchase up to 0.8 million shares of the Company's common stock. The warrants expire in October 2005. At December 31, 2002, the exercise price was $4.66 per share, subject to adjustment for various events, including the issuance of shares of common stock, or options or other rights to acquire common stock, at an issuance price lower than the exercise price under the warrants. The exercise price may be paid in cash, in shares of common stock or by surrendering warrants. The warrants were valued using the Black Scholes valuation model. See Note 15 for the valuation and related assumptions.

OPTION TO ACQUIRE ADDITIONAL PREFERRED STOCK

The investors had the option to purchase up to an additional $26.0 million in stated value of Series C convertible preferred stock and warrants with an initial conversion price of $5.00 per share, for an aggregate purchase price of $20.0 million, at any time up to ten months following the effective date of the Company's registration statement relating to the common stock issuable on conversion of the initial series of the preferred stock. The additional preferred stock would have had the same preferences, qualifications and rights as the initial preferred stock. The fair value of the option was estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 40% and a risk free interest rate of 5.5%. The investors elected not to exercise the option and it expired on February 24, 2002. Upon expiration, the value of the option was reclassified to Additional Paid-in-Capital.

15. PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED SHARES

The Company has authorized 5 million shares of preferred stock, $10.00 par value, to be issued from time to time on such terms as are specified by the Company's Board of Directors. At December 31, 2003, no preferred shares were issued or outstanding.

WARRANTS

The Company has issued warrants convertible into shares of common stock for consideration, as follows (in thousands, except exercise price):

                                                          BALANCE
CLASS OF                                                DECEMBER 31,    EXERCISE     DATE OF         EXERCISABLE
WARRANTS         AUTHORIZED  ISSUED EXERCISED  EXPIRED      2003          PRICE       ISSUE             PERIOD
--------         ----------  ------ ---------  -------  ------------     -----        -----             ------
Class S              600      600      223       377          --          2.00     April 1998          5 years
Class U              250      250       --       250          --          8.38     November 1998       5 years
Class W              843      843       --        --         843          4.48     October 2000        5 years
Class X            2,895    2,895       --        --       2,895          0.15     April 2001          5 years
Class Y            2,895    2,895       --        --       2,895          0.15     August 2002         5 years
Class Z            5,353    5,353       --        --       5,353          0.56     June 2003           4 years
                  ------   ------      ---       ---      ------
                  12,836   12,836      223       627      11,986
                  ------   ------      ---       ---      ------

The warrants in classes S and U were issued at the then-current market value of the common stock in consideration for investment banking services provided to the Company.

The class W warrants were issued in connection with the Series C preferred stock issuance. These warrants were valued at $0.6 million, and were recorded as a discount on the preferred stock at issuance.

The class X warrants were issued to IBM Credit Corporation in connection with an "Acknowledgement, Waiver and Amendment No. 1 to the Second Amended and Restated Term and Revolving Credit Agreement" with IBM Credit. The warrants were valued at $1.9 million. Under the terms of the IBM Credit Agreement, which became effective on March 27, 2002, these warrants were re-priced from an exercise price of $1.25 per share to an exercise price of $0.15 per share. The re-priced warrants were valued at $1.0 million. The fair values of the warrants and the re-priced warrants were reflected as deferred financing fees and were amortized as interest expense.

The class Y warrants were issued to IBM Credit Corporation in connection with the IBM Credit Agreement. The warrants were valued at $1.3 million. The fair value of the warrants was reflected as deferred financing fees and was amortized as interest expense.

The class Z warrants were issued in connection with the Debentures. The Warrants were originally valued at $1.4 million. The original fair value assigned to the Warrants was recorded as a reduction in the value assigned to the Debentures (original issue discount) and an increase in long-term liabilities. The original issue discount was amortized as interest expense. The unamortized portion of the original issue discount was fully expensed during the fourth quarter of 2003, when the Debentures were satisfied in full. The Warrants are settleable in either the Company's common stock or shares of the Digital Angel Corporation common stock owned by the Company, or a combination of both, at the Purchasers' option. The liability for the Warrants, to the extent potentially settleable in shares of the Digital Angel Corporation common stock owned by the Company, is being revalued at each reporting period and any resulting increase/decrease will result in an increase/decrease in interest expense. During 2003, the Company recorded interest expense of $2.0 million as a result of such revaluation. The Company will be required to record an impairment loss if the carrying value of the Digital Angel Corporation common stock underlying the Warrants exceeds the exercise price. Should the Purchasers elect to exercise the Warrants into shares of the Digital Angel Corporation common stock owned by the Company, such exercise may result in the Company recording a gain on the transaction.

The valuation of warrants utilized the following assumptions in the Black-Scholes valuation model:

  WARRANT SERIES       DIVIDEND YIELD      VOLATILITY       EXPECTED LIVES (YRS.)         RISK FREE RATES
  --------------       --------------      ----------       ---------------------         ---------------
S & U                       0%                43.69%                1.69                        8.5%

W                           0%                43.41%                1.69                        6.4%

X (initial grant)           0%                53.32%                5.0                         4.6%

X (re-pricing)              0%                68.75%                4.0                         4.4%

Y                           0%                68.75%                5.0                         3.3%

Z (initial grant)           0%                76.00%                4.0                         1.5%

Z (revaluation)             0%               126.76%                3.4                         2.8%

STOCK OPTION PLANS

During 1996, the Company adopted a nonqualified stock option plan (the "Option Plan"). During 2000, the Company adopted the 1999 Flexible Stock Plan (the "1999 Flexible Plan"). With the 2000 acquisition of Destron Fearing, the Company acquired two additional stock option plans, an Employee Stock Option Plan and Non-employee Director Stock Option Plan. The names of the plans were changed to Digital Angel.net Inc. Stock Option Plan (the "Employee Plan") and the Digital Angel.net Inc. Non-employee Director Stock Option Plan (the "Director Plan"). During 2003, the Company adopted the 2003 Flexible Stock Plan (the "2003 Flexible Plan").

Under the Option Plan, options for 10 million common shares were authorized for issuance to certain officers, directors and employees of the Company. As of December 31, 2003, 9.8 million options have been issued and 2.6 million are outstanding under the Option Plan. The options may not be exercised until one to three years after the options have been granted, and are exercisable for a period of five years.

Under the 1999 Flexible Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights (SARs) or Performance Shares may be granted to officers, directors and employees of the Company is
36.0 million. As of December 31, 2003, 35.6 million options have been granted and 14.2 million are outstanding. The options may not be exercised until one to three years after the grant date, and are exercisable over a period of five years.

Under the Employee Plan, the Plan authorized the grant of options to the employees to purchase shares of common stock. As of December 31, 2003, 1.4 million options have been granted and 1.3 million are outstanding. The Plan provides for the grant of incentive stock options, as defined in the Internal Revenue Code, and non-incentive options. The Plan has been discontinued with respect to any future grant of options.

Under the Director Plan, the Plan authorized the grant of options to the non-employee directors to purchase shares of common stock. As of December 31, 2003, 0.3 million options have been granted and 0.1 million are outstanding. The Plan has been discontinued with respect to any future grant of options.

Under the 2003 Flexible Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights (SARs) or Performance Shares may be granted to officers, directors and employees of the Company is
14.0 million. As of December 31, 2003, 6.6 million options have been granted and 6.6 million are outstanding. The options may not be exercised until one to four years after the grant date, and are exercisable over a period of seven years. In addition, as of December 31, 2003, 0.3 million shares of restricted common stock have been granted under the 2003 Flexible Plan to non-employee directors in payment of certain directors' fees.

A summary of stock option activity for 2003, 2002 and 2001 is as follows (in thousands, except weighted average exercise price):

                                                       2003                    2002                   2001
                                                -------------------   ---------------------   --------------------
                                                          WEIGHTED-               WEIGHTED-              WEIGHTED-
                                                NUMBER     AVERAGE     NUMBER      AVERAGE    NUMBER      AVERAGE
                                                  OF      EXERCISE       OF        EXERCISE     OF        EXERCISE
                                                OPTIONS     PRICE      OPTIONS      PRICE     OPTIONS      PRICE
                                                -------   ---------    -------    ---------   -------    ---------
        Outstanding on January 1                34,039      $0.71      30,230       $0.76      22,457      $2.87
        Granted (1)                             20,168       0.14      10,126        0.32      12,287        .33
        Exercised (2)                           15,445       0.03      (6,290)       0.23      (2,369)       .15
        Forfeited (1) (2)                       13,847       0.28         (27)       1.09      (2,145)       .88
                                                ------                               ----      ------        ---
        Outstanding on December 31              24,915       0.93      34,039        0.71      30,230        .76
                                                ------       ----      ------        ----      ------        ---

        Exercisable on December 31              17,804       1.13      23,721        0.87      19,999        .99
                                                ------       ----      ------        ----      ------        ---

        Shares available on December 31
          for options that may be granted        7,575                    283                   2,043
                                                 -----                    ---                   -----

     (1) For 2001, amount excludes options to acquire approximately 19.3 million shares of the Company's common stock, which were re-priced during 2001. See Note 16.
     (2) Includes approximately 13.2 million options, which were re-priced in 2003. See Note 17.


The Company recovered approximately $1.3 million and incurred approximately $0.7 million and $5.3 million of non-cash stock based compensation expense during 2003, 2002 and 2001, respectively, due primarily to re-pricing 19.3 million stock options during 2001. The re-priced options are more fully described in Note 16. In addition, on September 24, 2001, the company issued
3.9 million options to employees and directors with exercise prices of $0.15 per share, or $0.02 per share less than the fair market value of the underlying common stock on the date of grant. In accordance with APB No. 25, the Company recognized compensation expense of $0.1 million associated with these options. The compensation expense was amortized over the vesting period of the options. These non-cash stock based charges are reflected in the Consolidated Statements of Operations in selling, general and administrative expense.

The following table summarizes information about stock options at December 31, 2003, (in thousands, except weighted average amounts):

                                  OUTSTANDING STOCK OPTIONS                  EXERCISABLE STOCK OPTIONS
                          -----------------------------------------          --------------------------
                                          WEIGHTED-
                                           AVERAGE        WEIGHTED-                           WEIGHTED-
                                          REMAINING       AVERAGE                             AVERAGE
   RANGE OF                              CONTRACTUAL      EXERCISE                            EXERCISE
EXERCISE PRICES           SHARES            LIFE           PRICE             SHARES             PRICE
---------------           ------            ----           -----             ------             -----
$0.01 to $1.00            18,514            5.2            $0.33             11,457             $0.29
$1.01 to $2.00             1,430            3.5             1.48              1,376              1.49
$2.01 to $3.00             3,747            2.1             2.50              3,747              2.50
$3.01 to $4.00               786            1.7             3.54                786              3.54
$4.01 to $5.00               247            1.7             4.50                247              4.50
$5.01 to $8.00               191            1.5             5.59                191              5.59
                          ------            ---            -----             ------             -----
$0.01 to $8.00            24,915            4.5            $0.93             17,804             $1.13
                          ======                                             ======

In addition to the above options, certain subsidiaries of the Company have issued options to various employees, officers and directors. Information pertaining to option plans of the Company's subsidiaries is as follows:

Digital Angel Corporation
-------------------------

During 1999, Digital Angel Corporation adopted a non-qualified stock option plan (the "Stock Option Plan"). In connection with the merger with MAS, Digital Angel Corporation assumed the options granted under the Stock Option Plan under its Amended and Restated Digital Angel Corporation Transition Stock Option Plan ("DAC Stock Option Plan"). As amended, 11.2 million shares of Digital Angel Corporation's common stock may be granted under the DAC Stock Option Plan. As of December 31, 2003, options to purchase 6.4 million shares were outstanding and 0.9 million shares were available for the grant. The options vest as determined by Digital Angel Corporation's Board of Directors and are exercisable for a period of no more than 10 years.

Under MAS's nonqualified stock option plan (the "MAS Stock Option Plan"), options may be granted at or below the fair market value of the stock and have five and 10 year lives. Options granted to certain individuals vest ratably over three years. The MAS Stock Option Plan provides for 1.6 million shares of common stock for which options may be granted. As of December 31, 2003, options to purchase 1.0 million shares were outstanding and 0.3 million shares were available for the grant. A summary of stock option activity for Digital Angel Corporation's stock option plans for 2003, 2002 and 2001 is as follows (in thousands, except exercise price data):

                                          2003                    2002                    2001
                                 ---------------------     -------------------     -------------------
                                              WEIGHTED                WEIGHTED                WEIGHTED
                                              AVERAGE                 AVERAGE                 AVERAGE
                                              EXERCISE                EXERCISE                EXERCISE
                                   SHARES      PRICE       SHARES       PRICE      SHARES      PRICE
                                   ------     --------     ------     --------     ------     --------
Outstanding on January 1           7,816       $2.56       5,148       $ 0.44       4,340      $ 0.38
Granted                            1,825        2.63       3,910         3.39       1,050        0.67
Assumed in MAS Acquisition            --          --       1,211         4.23          --          --
Exercised                         (1,672)       0.67       2,452)        0.25          --          --
Forfeited                           (612)       3.44          (1)       10.00        (242)      (0.49)
                                  ------                   -----                    -----
Outstanding on December 31         7,357        2.98       7,816         2.56       5,148        0.44
                                  ======                   =====                    =====
Exercisable on December 31         5,333        3.07       3,893         1.70       4,270        0.39
                                  ======                   =====                    =====
Shares available for grant on
   December 31                     1,157                   2,370           --           8          --
                                  ======                   =====                    =====

The following table summarizes information about Digital Angel Corporation's stock options at December 31, 2003 (in thousands, except exercise price data):

                                OUTSTANDING STOCK OPTIONS           EXERCISABLE STOCK
                             -------------------------------    --------------------------
                                       WEIGHTED
                                        AVERAGE     WEIGHTED
                                       REMAINING    AVERAGE
                                      CONTRACTUAL   EXERCISE
RANGE OF EXERCISE PRICES     SHARES      LIFE        PRICE      SHARES      EXERCISE PRICE
------------------------     ------   -----------   --------    ------      --------------
$0.01 to $2.00               1,945       8.04       $ 1.10       1,096         $ 0.49
$2.01 to $4.00               4,720       8.76         2.70       3,546           3.42
$4.01 to $6.00                 550       7.17         4.15         550           4.15
$6.01 to $8.00                  --         --           --          --             --
$8.01 to $10.00                142       6.38        10.00         141          10.00
                             -----                  ------       -----         ------
                             7,357                  $ 2.98       5,333         $ 3.07
                             =====                  ======       =====         ======

InfoTech USA, Inc.

In February 1998, InfoTech USA, Inc.'s shareholders approved a stock option plan (the "InfoTech 1998 Plan"), as amended. Under the InfoTech 1998 Plan,
1.0 million shares of InfoTech USA, Inc.'s common stock are reserved for issuance upon the exercise of options designated as either incentive stock options or non-qualified stock options. The InfoTech 1998 Plan will terminate in February 2008. During 1998, 1999 and 2000, options were granted to directors and employees of InfoTech USA, Inc. with immediate vesting. All other options granted under the plan vest over a four-year period following the date of grant. Options granted under the InfoTech 1998 Plan expire from five to 11 years from the date of grant. As of December 31, 2003, 0.8 million options have been issued under the InfoTech 1998 Plan and 0.2 million options remain outstanding.

In March 2001, the shareholders of InfoTech USA, Inc. approved the InfoTech USA, Inc. 2001 Flexible Stock Plan (the "InfoTech 2001 Plan"). Under the InfoTech 2001 Plan, the number of shares which were issued, or for which options, SARs or performance shares may be granted to certain directors, officers and employees of InfoTech USA, Inc. was 2.5 million with a provision for an annual increase, effective as of the first day of each calendar year, commencing with 2002, equal to 25% of the number of InfoTech USA, Inc.'s outstanding shares as of the first day of such calendar year, but in no event more than 10.0 million shares in the aggregate. As of December 31, 2003, 3.5 million stock options have been issued under the InfoTech 2001 Plan, and 3.2 million

                                                                   Page F-49
were outstanding as of December 31, 2003. No SARs have been granted as of December 31, 2003. The options may not be exercised until six-months to one year after the options have been granted, and are exercisable over a period of ranging from seven to ten years.

VeriChip Corporation
--------------------

In February 2002, the Board of Directors of VeriChip Corporation approved the VeriChip Corporation 2002 Flexible Stock Plan (the "VeriChip 2002 Plan"). Under the VeriChip 2002 Plan, the number of shares for which options, SARs or performance shares may be granted to certain directors, officers and employees is 8.0 million. As of December 31, 2003, 6.2 million options, net of forfeitures, have been granted to directors, officers and employees under the plan, and all of the options granted were outstanding as of December 31, 2003. The options vest from one to two years from the date of grant and expire ten years from the vesting date. As of December 31, 2003, no SARs have been granted under the VeriChip 2002 Plan.

Thermo Life Energy Corp.
------------------------

In April 2003, the Board of Directors of Thermo Life Energy Corp. approved the Thermo Life Energy Corp. 2003 Flexible Stock Plan (the "Thermo Life 2003 Plan"). Under the Thermo Life 2003 Plan, the number of shares for which options, SARs or performance shares may be granted to certain directors, officers and employees is 7.0 million. As of December 31, 2003, 3.9 million options have been granted to directors, officers and employees under the plan, and all of the options granted were outstanding as of December 31, 2003. The options vest from six months to three years from the date of grant and expire seven years from the vesting date. As of December 31, 2003, no SARs have been granted under the Thermo Life 2003 Plan.

All options granted under the stock option plans of the Company's subsidiaries have been issued at the fair market value on the date of grant.

QUALIFIED EMPLOYEE STOCK PURCHASE PLAN

During 1999, the Company adopted a non-compensatory, qualified Employee Stock Purchase Plan (the Stock Purchase Plan). Under the Stock Purchase Plan, options are granted at an exercise price of the lesser of 85% of the fair market value on the date of grant or 85% of the fair market value on the exercise date. Under the Stock Purchase Plan, options for 9.0 million common shares were authorized for issuance to substantially all full-time employees of the Company, of which 3.1 million shares have been issued and exercised through December 31, 2003. Each participant's options to purchase shares will be automatically exercised for the participant on the exercise dates determined by the Company's Board of Directors.

16. STOCK BASED COMPENSATION EXPENSE ASSOCIATED WITH OPTIONS AND NOTES RECEIVABLE FOR STOCK ISSUANCES

The Company recovered approximately $1.3 million and incurred approximately $0.7 million and $5.3 million of non-cash stock based compensation expense during 2003, 2002 and 2001, respectively, due primarily to re-pricing 19.3 million stock options during 2001. The re-priced options had original exercise prices ranging from $0.69 to $6.34 per share and were modified to change the exercise price to $0.15 per share. Due to the modification, these options are being accounted for as variable options under APB No. 25 and, accordingly, fluctuations in the Company's common stock price result in increases and decreases of non-cash stock based compensation expense until the options are exercised, forfeited or expired.

During 2003 and 2002, the Company incurred approximately $0.1 million and $4.1 million, respectively, for charges to increase valuation reserves associated with the uncollectibility of notes received for stock issuances of which $0.1 million and $3.8 million, respectively, related to notes received for stock issuances to directors and officers being held in escrow by the Company.

Pursuant to the terms of the pre-merger Digital Angel and MAS merger agreement, effective March 27, 2002, options to acquire shares of pre-merger Digital Angel common stock were converted into

                                                                   Page F-50
options to acquire shares of MAS common stock. The transaction resulted in a new measurement date for the options and, as a result, the Company recorded non-cash stock based compensation expense of approximately $18.7 million during 2002.

The non-cash stock based compensation charges associated with options and notes receivable for stock issuances are included in the Consolidated Statements of Operations in selling, general and administrative expense.

17. SEVERANCE AGREEMENTS

On March 21, 2003, Richard J. Sullivan, the Company's then Chairman of the Board of Directors and Chief Executive Officer, retired from such positions. The Company's Board of Directors negotiated a severance agreement with Richard Sullivan under which he received a one-time payment of 56.0 million shares of the Company's common stock. The Company issued the shares to Richard Sullivan on March 1, 2004. In addition, stock options held by him exercisable for approximately 10.9 million shares of the Company's common stock were re-priced. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. All of the re-priced options have been exercised. Richard Sullivan's severance agreement provides that the payment of shares and re-pricing of options provided for under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. Richard Sullivan's employment agreement provided for:

     o an annual salary of $450,000 and an annual bonus of not less than $140,000 for the term of his employment agreement (which was due to expire March 1, 2008, roughly five years later);

     o supplemental compensation of $2,250,000 (to be paid in 60 equal monthly payments of $37,500 each), in the event of a termination of his employment for any reason other than a termination due to his material default under the agreement; and

     o a lump sum payment of $12,105,000, upon the occurrence of a "Triggering Event," defined under the employment agreement to include a change of control of the Company or his ceasing to serve as the Company's Chairman of the Board or Chief Executive Officer for any reason other than due to his material default, with the Company having the option to pay this amount in cash or in shares of its common stock or any combination of the two. In the event the Company opted to make any portion of the payment in shares of its common stock, the agreement stipulated that the common stock was to be valued at the average closing price of the stock on the Nasdaq National Market (the Company's stock was, at the time the agreement was entered into, listed on the Nasdaq National Market but has since been transferred to the SmallCap) over the last five business days prior to the date of the Triggering Event.

In total, the employment agreement obligated the Company to pay Richard Sullivan approximately $17.3 million under, or in connection with, the termination of his employment agreement. In view of the Company's cash constraints and its need at the time to dedicate its cash resources to satisfying its obligations to IBM Credit, the Company commenced negotiations with Richard Sullivan that led to the proposed terms of his severance agreement. The severance agreement required the Company to make approximately $3.9 million less in payments to Richard Sullivan than would have been owed to him under his employment agreement.

On March 21, 2003, Jerome C. Artigliere, the Company's then Senior Vice President and Chief Operating Officer, resigned from such positions. Under the terms of his severance agreement, Mr. Artigliere received 4.8 million shares of the Company's common stock. The Company issued the shares to Mr. Artigliere on March 1, 2004. In addition, stock options held by him exercisable for approximately 2.3 million shares of the Company's common stock were re-priced. The options surrendered had exercise prices ranging from $0.15 to $0.32 per share and were replaced with options exercisable at $0.01 per share. All of the re-priced options have been exercised. Mr.

Artigliere's severance agreement provides that the payment of shares and re-pricing of options provided under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. That agreement required the Company to make payments of approximately $1.5 million to Mr. Artigliere.

As a result of the termination of Richard Sullivan's employment with the Company, a "triggering event" provision in the severance agreement the Company entered into with Garrett Sullivan, the Company's former Vice Chairman of the Board, (who is not related to Richard Sullivan) at the time of his ceasing to serve in such capacity in December 2001, has been triggered. The Company negotiated a settlement of its obligations under Garrett Sullivan's severance agreement that required the Company to issue to Garrett Sullivan 7.5 million shares of the Company's common stock. The Company issued the shares, valued at approximately $3.5 million, to Garrett Sullivan on February 17, 2004.

The Company's shareholders have approved the issuances of the common stock and have ratified the re-pricing of the options under the terms of the severance agreements with Richard J. Sullivan and Jerome C. Artigliere and they have approved the issuance of the common stock under the agreement entered into with Garrett Sullivan. The terms of each of the severance agreements were subject to shareholder approval, in accordance with applicable Nasdaq rules, because the agreements: (i) were deemed to be compensatory arrangements under which the Company's common stock was being acquired by officers or directors; and (ii) in Richard Sullivan's case, such issuance may have resulted in his potentially holding more than 20% of the outstanding shares of the Company's common stock following the issuance of the shares and exercise of options covered by his severance agreement.

During the year ended December 31, 2003, as a result of the terminations of Messrs. Sullivan and Artigliere, the Company recorded severance expense of approximately $18.1 million, including $2.7 million of expense relating to the re-priced options. The severance expense is included in the Consolidated Statements of Operations in selling, general and administrative expense. The remaining obligation under the severance agreements as of December 31, 2003, is included in the Consolidated Balance Sheets as a component of additional paid-in capital under the caption "Liability to be settled in common stock." The shares were issued to Garrett Sullivan on February 17, 2004, and to Messrs. Sullivan and Artigliere on March 1, 2004.

18. ASSET IMPAIRMENT

Asset impairment during the years ended December 31, 2003, 2002 and 2001 was:

                                             2003        2002         2001
                                             ----        ----         ----
Goodwill:

  Advanced Technology                       $   --     $    --      $30,453
  Digital Angel Corporation                  2,375      62,185          726
  All Other                                  2,154          --       32,427
----------------------------------------------------------------------------
    Total goodwill                           4,529      62,185       63,606
Property and equipment                          --       6,860        2,372
Software and other                             913         337        5,741
----------------------------------------------------------------------------
                                            $5,442     $69,382      $71,719
============================================================================

As of December 31, 2003, the net carrying value of the Company's goodwill was $63.3 million. There was no impairment of goodwill upon the adoption of FAS 142 on January 1, 2002. However, based upon the Company's annual review for impairment, the Company recorded goodwill impairment charges of $4.5 and $62.2 million in the fourth quarters of 2003 and 2002, respectively. The impairment charge recorded in 2003 relates to the goodwill associated with Digital Angel Corporation's Medical Systems division and to the goodwill associated with the Company's InfoTech USA, Inc. segment. The impairment charge for 2002 relates to the goodwill associated with Digital Angel Corporation's Medical Systems and Wireless and Monitoring divisions.

In accordance with FAS 142, upon adoption, the Company was required to allocate goodwill to its reporting units. The Company's reporting units are those businesses, which have goodwill and for which discrete financial information is available and upon which segment management make operating decisions. The Company's methodology for assigning goodwill to its reporting units is described in Note 8.

As of December 31, 2002, the Company's reporting units consisted of the following:

     o    Advanced Technology segment's Computer Equity Corporation:
     o    Advanced Technology segment's P. Tech, Inc.;
     o    Advanced Technology segment's Pacific Decision Sciences;
     o    Digital Angel Corporation's Animal Applications division;
     o    Digital Angel Corporation's Wireless and Monitoring division;
     o    Digital Angel Corporation's GPS and Radio Communications division;
     o Digital Angel Corporation's Medical Systems division (consisting of the business operations of MAS, which was acquired on March 27,
          2002); and
     o    InfoTech USA, Inc.

The Company's reporting units at December 31, 2003, were the same as its reporting units at December 31, 2002, except for the exclusion of Digital Angel Corporation's Wireless and Monitoring division, as its goodwill was fully impaired at December 31, 2002, as discussed below.

The Company's methodology for estimating the fair value of each reporting unit during the fourth quarters of 2003 and 2002 was a combination of impairment testing performed both internally and externally. The tests for the P-Tech., Inc., and Pacific Decision Sciences reporting units were performed internally based primarily on discounted future cash flows. The tests for the Computer Equity Corporation reporting unit, the reporting units associated with Digital Angel Corporation and the InfoTech USA, Inc. reporting unit were performed externally through the engagement of independent valuation professionals who performed valuations using a combination of comparable company and discounted cash flow analyses). The InfoTech USA, Inc. reporting unit has a fiscal year ending on September 30, and therefore, these tests were performed during their fiscal 2003 and 2002 fourth quarters. If the fair value of a reporting unit exceeded its carrying value, then no further testing was required. However, if the carrying value of a reporting unit exceeded its fair value, then an impairment charge was recorded.

Digital Angel Corporation engaged an independent valuation firm to review and evaluate the goodwill of Digital Angel Corporation, as reflected on the Company's books as of December 31, 2003 and 2002. Independently, the valuation firm reviewed the goodwill of the various reporting units (Animal Applications, Wireless and Monitoring, GPS and Radio Communications and Medical Systems) at the request of Digital Angel Corporation. Digital Angel Corporation's management compiled the cash flow forecasts, growth rates, gross margin, fixed and variable cost structure, depreciation and amortization expenses, corporate overhead, tax rates, and capital expenditures, among other data and assumptions related to the financial projections upon which the valuation reports were based.

The valuation firm's methodology including residual or terminal enterprise values were based on the following factors: risk free rate of 10 years; current leverage (E/V); leveraged beta - Bloomberg; unleveraged beta; risk premium; cost of equity; after-tax cost of debt; and weighted average cost of capital. These variables generated a discount rate calculation. The assumptions used in the determination of fair value using discounted cash flows were as follows:

     o Cash flows were generated for 5 years, which was the expected recovery period for the goodwill;
     o Earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow; and

     o A discount rates ranging from 15% to 20% were used. The rate was determined based on the risk free rate of the 10-year U.S. Treasury Bond plus a market risk premium of 7.5%. (The discount rate utilized by the Company was the rate of return expected from the market or the rate of return for a similar investment with similar risks).

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

The analyses for 2003 indicated that the remaining goodwill associated with Digital Angel Corporation's Medical Systems division of approximately $2.4 million was impaired. The analyses for 2002 indicated that approximately $30.7 million of the goodwill associated with the Digital Angel Corporation's Medical Systems division and all of the goodwill associated with its Wireless and Monitoring division of approximately $31.5 million was impaired, as discussed below.

On November 26, 2001, the Company launched the Digital Angel product and during 2002, it marketed the product extensively. Despite the Company's aggressive marketing campaign, the Digital Angel product did not achieve the Company's forecasted revenues during 2002. Sales of the Digital Angel product were affected, in part, by the lack of GPS tracking capabilities within buildings. The Company is currently working on the development of the Digital Angel technology to include assisted GPS capabilities to enhance these "line of sight" issues. Neither the Company nor Digital Angel Corporation had a historical track record of achieving forecasts for new or existing technology products. The Digital Angel watch/pager is the primary revenue driver for the Digital Angel Corporation's Wireless and Monitoring division. In addition to the "line of sight issues," the poor sales are partly explained by an over estimation of consumer demand as a result of a challenging economic environment (i.e. consumers considered the Digital Angel watch/pager to be a discretionary luxury item), and an uncertain marketplace (the Company overestimated consumer demand for an innovative and new technology to be introduced into the consumer marketplace). As of December 31, 2002, Digital Angel Corporation's Wireless and Monitoring segment had not recorded any significant revenues from its Digital Angel product and it had not achieved the revenue projections used as the basis for the Company's impairment tests upon the adoption of FAS 142 on January 1, 2002. In addition, the revenues associated with the Medical Systems business had decreased. At December 31, 2002, the market value of the Company's investment in Digital Angel Corporation (AMEX:DOC) was approximately $50.0 million. In consideration of these factors, the newness of the Digital Angel Technology, the operating history of Digital Angel Corporation, the challenging economic environment and uncertainties in the marketplace along with the independent fair value measurement valuations performed by the independent professionals, and other valuations performed, the Company concluded that future cash flows from certain operations would not be sufficient to recover $30.7 million of the goodwill associated with Digital Angel Corporation's Medical Systems division, and all of the $31.5 million of goodwill associated with Digital Angel Corporation's Wireless and Monitoring division. Accordingly, these amounts were recorded as impairment charges during the fourth quarter of 2002.

The Company's InfoTech USA, Inc. segment operates on a September 30 fiscal year end. As part of InfoTech USA, Inc.'s fiscal year end planning cycle, they engaged an independent valuation firm to review and evaluate their goodwill of approximately $2.2 million. The goodwill resulted from prior acquisitions by InfoTech USA, Inc. The methodology used by the independent valuation firm to evaluate InfoTech USA, Inc.'s goodwill was the same as discussed above for the evaluations associated with Digital Angel Corporation. Based on the evaluation, InfoTech USA, Inc.'s goodwill was not impaired as of September 30, 2003. However, InfoTech USA, Inc. has not achieved its projected operating results, and it has not returned to profitability (InfoTech USA, Inc. has

                                                                   Page F-54
incurred losses during the past several years). Also, the market value of InfoTech USA, Inc.'s common stock, even after adjustment for its limited public float, was significantly less at December 31, 2003, than its book value. In addition, third parties had expressed interest in purchasing InfoTech USA, Inc. for amounts less than the Company's carrying value. As a result of these factors, the Company believes that the full value of InfoTech USA, Inc.'s goodwill of approximately $2.2 million was impaired as of December 31, 2003.

Future goodwill impairment reviews may result in additional write-downs. Such determination involves the use of estimates and assumptions, which may be difficult to accurately measure or value.

In the fourth quarter of 2002, Digital Angel Corporation impaired $6.4 million of software associated with its Wireless and Monitoring segment. The write off related to an exclusive license to a digital encryption and distribution software system. The charge is included in the Consolidated Statements of Operations under the caption Asset Impairment.

As a result of the economic slowdown during 2001, the Company experienced deteriorating sales for certain of its businesses. In addition, management concluded that a full transition to an advanced technology company required the sale or closure of all units that did not fit into the Company's new business model or were not cash-flow positive. This resulted in the shutdown of several of the Company's businesses during the third and fourth quarters of 2001 and the first quarter of 2002. Also, letters of intent that the Company had received during the last half of 2001 and the first quarter of 2002 related to the sale of certain of its businesses indicated a decline in their fair values. The sale of these businesses did not comprise the sale of an entire business segment. Based upon these developments, the Company reassessed its future expected operating cash flows and business valuations and at December 31, 2001, it performed undiscounted cash flow analyses by business unit to determine if an impairment existed. For purposes of these analyses, earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow. When an impairment was determined to exist, any related impairment loss was calculated based on fair value. Fair value was determined based on discounted cash flows. The discount rate utilized by the Company was the rate of return expected from the market or the rate of return for a similar investment with similar risks. This reassessment resulted in the asset impairments listed above during 2001. The assumptions used in the Company's determination of fair value using discounted cash flows were as follows:

     o Cash flows were generated for periods ranging from 5 to 10 years based on the expected life of the business' goodwill;
     o Earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow; and
     o A discount rate of 12.0% was used. The rate was determined based on the risk free rate of the 10 year U.S. Treasury Bond plus a market risk premium of 7%.

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


19.  INCOME TAXES

The provision for income taxes consists of:

                                                   2003        2002           2001
                                                 -----------------------------------
Current:
    United States at statutory rates              $  101       $392         $    --
    International                                                 3              --
    Current taxes covered by net operating
      Loss                                            --         --            (565)
------------------------------------------------------------------------------------
    Current income tax provision (credit)            101        395            (565)
------------------------------------------------------------------------------------
Deferred:
    United States                                  1,601        (69)         21,484
    International                                     --         --             (49)
------------------------------------------------------------------------------------
    Deferred income taxes provision (credit)       1,601        (69)         21,435
------------------------------------------------------------------------------------

                                                  $1,702       $326         $20,870
====================================================================================

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                         2003              2002
                                                     ------------------------------
    Deferred Tax Assets:
    Liabilities and reserves                           $  6,104          $  6,000
    Stock-based compensation                             11,847             7,779
    Property and equipment                                2,142             2,115
    Net operating loss carryforwards                     68,504            80,222
-----------------------------------------------------------------------------------
    Gross deferred tax assets                            88,597            96,136
    Valuation allowance                                 (87,274)          (93,214)
-----------------------------------------------------------------------------------
                                                          1,323             2,922
-----------------------------------------------------------------------------------
    Deferred Tax Liabilities:
    Accounts receivable                                      --               366
    Installment sales                                     1,151             1,151
    Property and equipment                                   --                --
    Intangible assets                                       172               169
-----------------------------------------------------------------------------------
                                                          1,323             1,686
-----------------------------------------------------------------------------------

    Net Deferred Tax Asset                             $     --          $  1,236
===================================================================================

The current and long-term components of the deferred tax asset are as follows:

                                                         2003              2002
                                                     ------------------------------
Current deferred tax asset                             $     --          $     13
Long-term deferred tax asset                                                1,223
-----------------------------------------------------------------------------------

                                                       $     --          $  1,236
===================================================================================

The valuation allowance for deferred tax asset decreased by $5.9 million and increased by $26.3 million in 2003 and 2002, respectively, due mainly to the generation and use of net operating losses. The valuation allowance was provided for net deferred tax assets that exceeded the Company's available carryback and the level of existing deferred tax liabilities and projected pre-tax income. The deferred tax asset of $1.2 million at December 31, 2002, relates entirely to the Company's 52.5% interest its InfoTech USA, Inc. subsidiary, which files a separate federal income tax return.

Approximate domestic and international loss from continuing operations before provision for income taxes consists of:

                                   2003               2002               2001
                                 -------------------------------------------------

Domestic                          $ 8,830           $(126,764)        $(158,552)
International                      (2,004)               (513)           (9,589)
----------------------------------------------------------------------------------

                                  $ 6,826           $(127,277)        $(168,141)
==================================================================================

At December 31, 2003, the Company had aggregate net operating loss carryforwards of approximately $171.3 million for income tax purposes that expire in various amounts through 2022. In 2003, the Company's gain on extinguishment of the IBM debt is excluded from taxable income under Section 108(a)(1)(B) of the Internal Revenue Code. As a result, the net operating loss carryforwards at December 31, 2003, have been reduced by the amount of the gain of $70.1 million. Approximately $14.2 million of the net operating loss carryforwards were acquired in connection with various acquisitions and are limited as to use in any particular year based on Internal Revenue Code sections related to separate return year and change of ownership restrictions. Digital Angel Corporation and InfoTech USA, Inc. file separate federal income tax returns. Of the aggregate net operating loss carryforwards, $33.9 million and $4.7 million relate to Digital Angel Corporation and InfoTech USA, Inc., respectively. These net operating loss carryforwards are available to only offset future taxable income of those companies.

The reconciliation of the effective tax rate with the statutory federal income tax benefit rate is as follows:

                                                       2003           2002           2001
                                                      ------------------------------------
                                                         %              %              %
                                                      ------------------------------------

Statutory benefit rate                                   34            34             34
Nondeductible goodwill amortization/impairment           27           (17)           (17)
State income taxes, net of federal benefits               2            --             --
International tax rates different from the
  the statutory US federal rate                          --            --             (2)
Increase in value of warrants exercisable
  in Digital Angel common stock                          10            --             --
Nondeductible interest                                   53            --             --
Change in deferred tax asset valuation allowance       (104)(1)       (20)           (30)
Other                                                     3             3              3
------------------------------------------------------------------------------------------

                                                         25            --            (12)
==========================================================================================

(1) Includes the tax effect on stock options exercised in 2003 of 18%.


20. DISCONTINUED OPERATIONS

On March 1, 2001, the Company's Board of Directors approved a plan to offer for sale its IntelleSale business segment and several other noncore businesses. Prior to approving the plan, the assets and results of operations of the noncore businesses had been segregated for external and internal financial reporting purposes from the assets and results of operations of the Company. All of these noncore businesses were part of their own reporting unit for segment reporting purposes and all of these businesses were being held for sale. These five individually managed businesses operated in manufacturing and fabricating industries apart from the Company's core businesses. Accordingly, these operating results have been reclassified and reported as discontinued operations for all periods presented. The plan of disposal anticipated that these entities would be sold or closed within 12 months from March 1, 2001, the defined "measurement date".

As of December 31, 2003, the Company has sold or closed all of the businesses comprising Discontinued Operations. Proceeds from the sales of Discontinued Operations companies were used primarily to repay amounts outstanding under the IBM Credit Agreement.

The following discloses the results of the discontinued operations for the period January 1, 2001 to March 1, 2001:

                                                         JANUARY 1, 2001
                                                               TO
                                                          MARCH 1, 2001
                                                         ---------------
                                                          (in thousands)
Product revenue                                             $13,039
Service revenue                                                 846
-----------------------------------------------------------------------
Total revenue                                                13,885
Cost of products sold (exclusive of depreciation and
 amortization shown separately below)                        10,499
Cost of services sold                                           259
-----------------------------------------------------------------------
   Total cost of products and services sold                  10,758
    (exclusive of depreciation and amortization shown
    separately below)
Selling, general and administrative expense                   2,534
Depreciation and amortization                                   264
Interest, net                                                    29
Provision for income taxes                                       34
Minority interest                                                53
-----------------------------------------------------------------------
Income from Discontinued Operations                         $   213
=======================================================================

The above results do not include any allocated or common overhead expenses. Included in Interest, net, above are interest charges based on the debt of one of these businesses. This debt was repaid when the business was sold on January 31, 2002.


Assets and liabilities of discontinued operations are as follows at December 31:

                                                             2003          2002
                                                             ----          ----
Current Assets
   Cash and cash equivalents                               $    --       $    66
   Accounts and unbilled receivables, net                       --           167
   Inventories                                                  --            38
---------------------------------------------------------------------------------
Total Current Assets                                            --           271
Property and equipment, net                                     --            56
---------------------------------------------------------------------------------
                                                           $    --       $   327
=================================================================================

Current Liabilities
   Notes payable and current maturities of long-term debt  $    26       $    26
   Accounts payable                                          4,178         4,189
   Accrued expenses                                          5,341         5,334
---------------------------------------------------------------------------------
Total Current Liabilities                                    9,545         9,549
Minority interest                                               --           146
---------------------------------------------------------------------------------
Total Liabilities                                            9,545         9,695
---------------------------------------------------------------------------------
Net Liabilities Of Discontinued Operations                 $(9,545)      $(9,368)
=================================================================================

Provision for operating losses and carrying costs during the phase-out period included the estimated loss on sale of the business units as well as operating and other disposal costs incurred in selling the businesses. Carrying costs include the lease commitments, employment contract buyouts, sales tax liabilities and reserves for certain legal expenses related to on-going litigation.

During 2003, 2002 and 2001, Discontinued Operations incurred an increase (decrease) in estimated loss on disposal and operating losses accrued on the measurement date of $0.4 million, $(1.4) million and $16.7 million, respectively. The primary reasons for the increase in estimated losses for 2003 were an increase in estimated facility cancellation costs of $0.2 million and the operations of the one remaining business unit in Discontinued Operations, which was sold in July 2003. The primary reason for the decrease in estimated losses for 2002 was the settlement of litigation for an amount less than anticipated. The primary reasons for the increase in estimated losses for 2001 were inventory write-downs of $4.5 million, a decrease in estimated sales proceeds as certain of the businesses were closed in the second and third quarters of 2001, an increase in legal expenses related to ongoing litigation, additional sales tax liabilities and additional facility lease costs. The business closures in 2001 were the result of a combination of the deteriorating market conditions for the technology sector as well as the Company's strategic decision to reallocate funding to its core businesses. The Company also increased its estimated loss on the sale of Innovative Vacuum Solutions, Inc., which was sold during the second quarter of 2001, by $0.2 million, and on the Company's 85% owned subsidiary, Ground Effects Ltd., which was sold in the first quarter of 2002, by $1.2 million.

The Company does not anticipate any future losses related to Discontinued Operations as a result of changes in carrying costs. However, actual losses could differ from its estimates and any adjustments will be reflected in the Company's future financial statements. During the years ended December 31, 2003, 2002 and 2001, the estimated amounts recorded were as follows:

-----------------------------------------------------------------------------------------------------
                                                                          YEAR ENDED DECEMBER 31,
                                                                       2003         2002       2001
                                                                       ----         ----       ----
                                                                           (amounts in thousands)
Operating losses and estimated loss on the sale of business units      $205       $   684    $13,010
Carrying Costs                                                          177        (2,104)     3,685
                                                                     --------------------------------
                                                                       $382       $(1,420)   $16,695
                                                                     ================================

A provision (benefit) for income taxes was not provided on the change in estimated loss on disposal and operating losses during the phase out period due to the Company's net operating losses.


The following table sets forth the roll forward of the liabilities for operating losses and carrying costs from December 31, 2001, through December 31, 2003:

                                            Balance,                                            Balance
                                          December 31,                                        December 31,
Type of Cost                                  2001            Additions       Deductions          2002
-----------------------------------------------------------------------------------------------------------
Operating losses and estimated              $1,173             $   684          $1,857           $   --
  loss on sale
Carrying costs                               7,218              (2,104)            206            4,908
-----------------------------------------------------------------------------------------------------------
Total                                       $8,391             $(1,420)         $2,063           $4,908
===========================================================================================================

                                            Balance,                                            Balance
                                          December 31,                                        December 31,
Type of Cost                                  2002            Additions       Deductions          2003
-----------------------------------------------------------------------------------------------------------
Operating losses and estimated              $   --                $205            $205           $   --
  loss on sale
Carrying costs (1)                           4,908                 177             172            4,913
-----------------------------------------------------------------------------------------------------------
Total                                       $4,908                $382            $377           $4,913
===========================================================================================================

     (1) Carrying costs at December 31, 2003, include all estimated costs to dispose of the discontinued businesses including $2.2 million for lease commitments, $1.7 million for severance and employment contract settlements and $1.0 million for sales tax liabilities.

21. EXTRAORDINARY GAIN (LOSS) AND IMPACT OF FAS 145

The Company recorded an extraordinary gain as a result of settling certain disputes between the Company and the former owners of Bostek, Inc. and an affiliate (Bostek). As part of the settlement agreement, the parties agreed to forgive a $9.5 million payable provided the Company registered approximately 3.0 million shares of the Company's common stock by June 15, 2001. The Company was successful in meeting the June 15, 2001 registration deadline, and accordingly, the extinguishment of the $9.5 million payable was recorded in 2001 as an extraordinary gain.

CHANGE IN METHOD OF ACCOUNTING FOR EXTINGUISHMENT OF DEBT - IMPACT OF
FAS 145

As required, the Company has adopted FAS 145 effective January 1, 2003. Under FAS 145, gains and losses on the extinguishment of debt are included as part of continuing operations. FAS 145 requires all periods presented to be consistent, and as such, gains and losses on the extinguishment of debt previously recorded as extraordinary must be reclassified from extraordinary treatment and presented as a component of continuing operations.

The following table presents the impact of FAS 145 on the Company's Consolidated Statements of Operations as indicated (in thousands, except per share amounts):

                                                           YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,
                                                              2002           2001
                                                              ----           ----
Loss from continuing operations before provision
  (benefit) for income taxes and minority interest:
Loss from continuing operations before provision
  (benefit) for income taxes and minority interest, as
  previously reported                                       $(127,277)    $(177,606)
Gain from extinguishment of debt, previously reported
  as extraordinary                                                 --         9,465
                                                            ---------     ---------
Adjusted loss from continuing operations before
  provision (benefit) for income taxes and minority
  interest                                                  $(127,277)    $(168,141)
                                                            =========     =========

Loss from continuing operations before minority
  interest:
Loss from continuing operations before minority
  interest, as previously reported                          $(127,603)    $(198,476)
Gain from extinguishment of debt, previously reported
  as extraordinary                                                 --         9,465
Deduct taxes on gain from extinguishment of debt (1)               --            --
                                                            ---------     ---------
Adjusted loss from continuing operations before
  minority interest                                         $(127,603)    $(189,011)
                                                            =========     =========

Loss from continuing operations:
Loss from continuing operations, as previously reported     $(113,905)    $(198,086)
Gain from extinguishment of debt, previously reported
  as extraordinary                                                 --         9,465
Deduct taxes on gain from extinguishment of debt (1)               --            --
                                                            ---------     ---------
Adjusted loss from continuing operations                    $(113,905)    $(188,621)
                                                            =========     =========

Loss before extraordinary gain:
Loss before extraordinary gain, as previously reported      $(112,485)    $(214,568)
Gain from extinguishment of debt, previously reported
  as extraordinary                                                 --         9,465
Deduct taxes on gain from extinguishment of debt (1)               --            --
                                                            ---------     ---------
Adjusted loss before extraordinary gain                     $(112,485)    $(205,103)
                                                            =========     =========

Earnings (loss) per common share - basic and diluted:
 Loss from continuing operations, as previously
   reported                                                 $   (0.42)    $   (1.23)
 Gain from extinguishment of debt, previously reported
   as extraordinary                                                --          0.06
                                                            ---------     ---------
 Adjusted loss from continuing operations                   $   (0.42)    $   (1.17)
                                                            =========     =========

Earnings (loss) per common share - basic and diluted:
 Extraordinary gain, previously as reported                 $      --     $   (0.06)
 Reclassify gain from extinguishment of debt                       --         (0.06)
                                                            ---------     ---------
 Adjusted extraordinary gain                                $      --     $      --
                                                            =========     =========

     (1) No taxes were provided on the gain from the extinguishment of debt due to the Company's net operating losses.


22. EARNINGS (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is provided as follows:

                                                                         2003            2002           2001
                                                                         ----            ----           ----
NUMERATOR:
   Income (loss) from continuing operations                           $   3,525       $(113,905)      $(188,621)
   Preferred stock dividends                                                 --              --          (1,147)
   Accretion of beneficial conversion feature
      of redeemable preferred stock                                          --              --          (9,392)
----------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share -
   Income (loss) from continuing operations available to common
      stockholders                                                        3,525        (113,905)       (199,160)
   (Loss) income from discontinued operations available to
      common stockholders                                                  (382)          1,420         (16,482)
----------------------------------------------------------------------------------------------------------------

   Net income (loss) available to common stockholders                 $   3,143       $(112,485)      $(215,642)
================================================================================================================
DENOMINATOR:
   Denominator for basic earnings per
      share - weighted-average shares outstanding (1)                   361,781         269,232         170,009
  Weighted average shares:
     Stock options                                                        7,590              --              --
     Warrants                                                             3,618              --              --
----------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per
      share - weighted-average shares outstanding (1)                   372,989         269,232         170,009
----------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE - BASIC
   Continuing operations                                              $    0.01       $   (0.42)      $   (1.17)
   Discontinued operations                                                   --              --           (0.10)

----------------------------------------------------------------------------------------------------------------
TOTAL - BASIC                                                         $    0.01       $   (0.42)      $   (1.27)
================================================================================================================
EARNINGS (LOSS) PER SHARE - DILUTED
   Continuing operations                                              $    0.01       $   (0.42)      $   (1.17)
   Discontinued operations                                                   --              --           (0.10)
----------------------------------------------------------------------------------------------------------------
TOTAL - DILUTED                                                       $    0.01       $   (0.42)      $   (1.27)
================================================================================================================

     (1) The weighted average shares listed below were not included in the computation of diluted loss per share for the years ended December 31, 2003, 2002 and 2001, because to do so would have been anti-dilutive.

                                                                          2003            2002            2001
                                                                          ----            ----            ----
          Debenture conversion                                            7,488              --              --
          Redeemable preferred stock conversion                              --              --         140,768
          Warrants                                                           --           2,950              --
          Stock options                                                      --          15,399           4,173
         -------------------------------------------------------------------------------------------------------
                                                                          7,488          18,349         144,941
         =======================================================================================================

23. COMMITMENTS AND CONTINGENCIES

Rentals of space, vehicles, and office equipment under operating leases amounted to approximately $1.7 million, $2.0 million and $3.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The approximate minimum payments required under operating leases and employment contracts that have initial or remaining terms in excess of one year at December 31, 2003, are as follows (in thousands):

                                              MINIMUM              EMPLOYMENT
YEAR                                  RENTAL PAYMENTS               CONTRACTS
--------------------------------------------------------------------------------
2004                                          $ 1,345                  $1,660
2005                                              939                     648
2006                                              577                     367
2007                                              590                      --
2008                                              573                      --
Thereafter                                      9,134                      --
--------------------------------------------------------------------------------

                                              $13,158                  $2,675
================================================================================

The Company currently does not have employment contracts with any of the executive officers of Applied Digital Solutions, Inc. The Company has established a severance policy for its executive officers under which, if it terminates an executive officer without cause, as defined, or the employee resigns with good reason the employee will receive severance payments. Under the policy, senior vice presidents and above will receive one year of base salary and vice presidents will receive six-months of base salary, based on the salary in effect at time of the termination. The severance amount is reduced by half if the employee has been in the Company's employ for less than one year. Payments cease if, in any material respect, the employee engages in an activity that competes with the Company or if the employee breaches a duty of confidentiality.

On June 30, 2003, the Company's Board of Directors (through the Compensation Committee) approved the payment of approximately $4.3 million in discretionary bonus awards. The approval of the bonuses directly reflected the efforts of certain employees/directors in satisfying all of the Company's obligations to IBM Credit, which resulted in the Company recording a gain on the extinguishment of debt of $70.1 million during 2003. These bonuses are more fully described in Note 2.

The Company has entered into employment contracts with key officers and employees of the Company's subsidiaries. The agreements are for periods ranging from one to three years through February 2007. Some of the employment contracts also call for bonus arrangements based on earnings of a particular subsidiary. The Company recorded $0.0 million and $0.5 million associated with these bonus arrangements during 2003 and 2002, respectively.

On March 24, 2003, the Company terminated its employment agreements with two of its executive officers. The terms of the IBM Credit Agreement limited the amount of salary the Company could pay these executive officers in cash and prevented the Company from making certain cash incentive and perquisite payments to these executive officers. These terminations are more fully discussed in Note 17.

Effective December 31, 2001, one of the Company's directors, who had previously been an executive officer of the Company, retired and resigned from the Board of Directors. As part of his termination agreement, the Company agreed to grant him 2.5 million shares of the Company's common stock the value of which was recorded as compensation expense in the year ended December 31, 2001.

One of Computer Equity Corporation's major suppliers has filed a UCC lien against the ongoing accounts receivable related to Computer Equity Corporation's telecommunications infrastructure contract with the United States Postal Service. Currently Computer Equity Corporation is current on all payment obligations under the contract.

24. PROFIT SHARING PLAN

The Company has a savings plan under section 401(k) of the Internal Revenue Code for the benefit of eligible United States employees. The Company has made no contributions to the 401(k) Plan.

In 1994, MAS adopted a Retirement Savings Plan (the "MAS Plan") in accordance with Section 401(k) of the Internal Revenue Code. The MAS Plan is available to all eligible employees of the Medical Systems division. Digital Angel Corporation provides for discretionary matching contributions to the MAS Plan equal to a percentage of the participant's contributions. Digital Angel Corporation made no contributions to the MAS Plan during 2003 or 2002.

The Company's international subsidiary operates certain defined contribution pension plans. The Company's expense relating to the plans approximated $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

25. LEGAL PROCEEDINGS

The Company is party to various legal proceedings and other legal matters encompassing all threatened, pending claims, judgments and or settlements, etc., and accordingly, has recorded a provision of $3.7 million in the financial statements at December 31, 2003. In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position or overall trends in results of the Company. The estimate of potential impact on the Company's financial position, overall results of operations or cash flows for the above legal proceedings could change in the future.

On January 31, 2002, Treeline, Inc. filed a complaint in the Common Pleas Court of Cuyahoga County, Ohio against the Company, and one of the Company's subsidiaries, STR, Inc., now known as ARJANG, Inc. ("STR") and another defendant who was formerly an executive of STR, alleging that STR breached its lease agreement with Treeline, Inc. in connection with a facility no longer being used by the Company. On May 15, 2003, the Company settled the dispute with Treeline, Inc., subject to certain conditions subsequent. The settlement provided for the issuance of 1.1 million shares of the Company's common stock, subject to price protection provisions under the settlement agreement. The Securities and Exchange Commission declared the Company's registration statement registering the 1.1 million shares issued in connection with this settlement effective on September 10, 2003.

On March 31, 2002, 510 Ryerson Road, Inc. filed a lawsuit against the Company and one of its subsidiaries in connection with a lease for a facility that the Company vacated prior to the expiration of the lease and which is no longer in use. The plaintiffs demanded relief in the amount of $2.0 million. The Company has entered into a settlement agreement with the plaintiffs pursuant to which it issued to the plaintiff shares having a value of approximately $1.1 million plus interest. The shares were issued on February 17, 2004.

On May 20, 2002, a purported securities fraud class action was filed against the Company and one of its former directors. In the following weeks, fourteen virtually identical complaints were consolidated into a single action, In re Applied Digital Solutions Litigation, which was filed in the United States District Court for the Southern District of Florida. In March 2003, the Company entered into a memorandum of understanding to settle the pending lawsuit. The settlement of $5.6 million will be entirely covered by proceeds from insurance, and is subject to approval by the District Court. In December 2003, the District Court issued a preliminary approval of the class action settlement and directed that Class Members be given notice of the Settlement. The final hearing, at which the Court will consider whether to issue its final approval and enter final judgment, is set for March 19, 2004.


On October 22, 2002, Anat Ebenstein, InfoTech USA, Inc.'s former Chief Executive Officer, filed a complaint against the Company and InfoTech USA, Inc. and certain officers and directors in connection with the termination of her employment. The complaint filed in the Superior Court of New Jersey, Mercer County, seeks compensatory and punitive damages of $1.0 million arising from an alleged improper termination. The action is currently in the discovery stage. The Company believes that a portion of any ultimate damages may be covered under insurance.

On October 22, 2003, Melvin Maudlin (the "Plaintiff"), a former employee at the Company's subsidiary, Pacific Decision Sciences Corporation ("PDSC"), filed suit in the Superior Court of California against PDSC, Hark Vasa and the Company in connection with a purported trust agreement involving PDSC which, according to the Plaintiff provides that he is to receive monthly payments of $10,000 for approximately 17 years. The Plaintiff has obtained a pre-judgment right to attach order in the amount of his total claim of $2.1 million and subsequently obtained a purported writ of attachment of certain PDSC assets. The suit has not materially affected PDSC's ability to operate its business but could affect such operations in the future. Discovery has not yet begun, and no trial date has been set. The Company intends to vigorously defend this suit.

In February 2003, an action was filed in Middlesex County Superior Court in the Commonwealth of Massachusetts. Digital Angel Corporation's subsidiary, OuterLink (OuterLink was acquired in January 2004, see Note 30), as well as a significant stockholder of OuterLink and a principal of the significant stockholder are named as defendants. Such principal was a director of OuterLink. The complaint alleged breach of an August 25, 1999 employment contract. The plaintiff was President and Chief Executive Officer of OuterLink from July 1999 through August 2002. The Complaint seeks damages based principally on a contractual severance provision that allegedly provided for four months of compensation for every year or fraction thereof served prior to termination. At the time of termination, the complaint alleges that the plaintiff's salary was approximately $0.3 million per year. The Defendants answered denying all liability and asserting a counterclaim. Discovery will be completed in this matter shortly and the Defendants intend to vigorously defend this matter and pursue their counterclaim. The ultimate outcome of this proceeding cannot be predicted at this time and the Company is currently unable to determine the potential effect of this litigation on its consolidated financial position, results of operation or cash flows.

In June 2002, eResearch Technology, Inc. f/k/a Premier Research Worldwide, Ltd. ("ERT") commenced a proceeding in the United States District Court for the District of New Jersey against U.S. Bank National Association ("US
Bank") and Digital Angel Corporation. This suit was commenced to pursue alleged damages of approximately $0.4 million due to the Digital Angel Corporation and US Bank's alleged failure to register transfers of restricted Digital Angel Corporation stock sold by ERT in May 2002. Digital Angel Corporation has agreed to indemnify US Bank for all damages and reasonable costs relating to this litigation. Digital Angel Corporation has asserted a counterclaim against ERT based on ERT's breach of a license agreement and services agreements between the parties that resulted in the original issuance of approximately 0.6 million restricted shares of Digital Angel Corporation's common stock to ERT. The damages to Digital Angel Corporation exceed $4 million and this amount does not include the share of profits, which Digital Angel Corporation seeks to recover had ERT not breached the agreements. Further, the alleged damages sought by the Plaintiff in this matter do not take into account plaintiff's duty to mitigate damages, which if discharged, would have resulted in a profit to ERT. The ultimate outcome of this proceeding cannot be predicted at this time, and the Company is currently unable to determine the potential effect of this litigation on its consolidated financial position, results of operation or cash flows.

In February 2004, Electronic Identification Devices, Ltd. ("EID") commenced a Declaratory Judgment Action against Digital Angel Corporation in the United States District Court for the Western District of Texas. This action seeks a declaration of patent non-infringement relating to Digital Angel Corporation's syringe implantable identification transponders. Monetary damages are not being sought. The lawsuit alleges that Plaintiff EID has developed a new transponder that it believes does not infringe on Digital Angel Corporation's patent. The lawsuit acknowledges that Digital Angel Corporation obtained a Judgment of infringement and two Contempt Orders against EID based on selling certain systems that infringed on Digital Angel Corporation's patent in 1997, 1998 and 1999. Digital Angel Corporation has not yet answered the Complaint and given the very early stage of this matter, the ultimate outcome of this proceeding cannot be predicted at this time.


26. SUPPLEMENTAL CASH FLOW INFORMATION

The changes in operating assets and liabilities are as follows:

                                                       For the Years Ended December 31,
                                               ------------------------------------------------
                                                   2003              2002                 2001
                                               ------------------------------------------------
Decrease in accounts receivable
   and unbilled receivables                     $ 1,763           $ 5,350              $16,020
(Increase) decrease in inventories               (3,137)             (247)               4,090
Decrease in other current assets                     90             2,453                2,969
Increase in other assets                             --               361                1,626
Increase in accounts payable,
   accrued expenses and other liabilities        16,082             9,249                3,660
-----------------------------------------------------------------------------------------------
                                                $14,798           $17,166              $28,365
===============================================================================================

In the years ended December 31, 2003, 2002, and 2001, the Company had the following non-cash investing and financing activities (in thousands):

                                                       2003            2002          2001
                                                     --------------------------------------
Assets acquired for common stock                      $   --           $--         $10,201
Due from buyer of divested subsidiary                     --            --           2,625
Common shares issued to settle convertible debt        9,739            --              --
Assets acquired for long-term debt and capital
   leases                                                184            --              --
Common stock issued upon conversion of preferred
   stock                                                  --            --          14,550

27. SEGMENT INFORMATION

As a result of (a) the merger of pre-merger Digital Angel and MAS on March 27, 2002, (b) the significant restructuring of the Company's business during the first quarter of 2002 and (c) the Company's emergence as an advanced technology development company, the Company has re-evaluated and realigned its reporting segments. On January 1, 2002, the Company began operating in the three business segments: Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc.

Business units that were part of the Company's continuing operations and that were closed or sold during 2001 and 2002 are reported as All Other.

The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of the Company's subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporate/Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions. Included in "Corporate/Elimination" for the year ended December 31, 2003, is a gain on the extinguishment of debt obligations to IBM Credit of approximately $70.1 million, $4.3 million of bonuses awarded to directors, officers and employees for the successful repayment of all obligations to IBM Credit, and a severance charge of approximately $17.9 million associated with the termination of certain former officers and directors. Included in "Corporate/Eliminations" for the year ended December 31, 2002, is a non-cash stock based compensation charge of $18.7 million associated with pre-merger Digital Angel options, which were converted into options to acquire shares of MAS in connection with the merger of pre-merger Digital Angel and MAS on March 27, 2002.

Prior to January 1, 2002, the Company's business units were organized into the three segments: Applications, Services and Advanced Wireless. Prior period information has been restated to present the Company's reportable segments on a comparative basis.

The Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc. segment's products and services are as follows:

OPERATING SEGMENT           PRINCIPAL PRODUCTS AND SERVICES
-----------------           -------------------------------
Advanced Technology
                            o Voice, data and video communications networks
                            o Call center and customer relationship management
                            o Networking products and services
                            o Website design and Internet access
                            o Miniaturized implantable verification chip
                            o Miniaturized power generator
                            o Position location device

Digital Angel Corporation
                            o Animal Applications
                            o Wireless and Monitoring
                            o GPS and Radio Communications
                            o Medical Systems

InfoTech USA, Inc.
                            o  Computer hardware
                            o  Computer services

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices and segment data for the Advanced Technology segment includes an allocated charge for corporate overhead costs. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. The Company evaluates performance based on stand-alone segment operating income. Certain amounts in 2002 and 2001 have been reclassified for comparative purposes. Corporate amounts have been adjusted from amounts previously reported to reflect the reclassification of the 2001 gain on extinguishment of debt from extraordinary to Continuing Operations (see Note 21).

                                                                           2003 (IN THOUSANDS)
                                          -------------------------------------------------------------------------------------
                                           ADVANCED    DIGITAL ANGEL   INFOTECH USA,                CORPORATE AND
                                          TECHNOLOGY    CORPORATION        INC.        ALL OTHER    ELIMINATIONS   CONSOLIDATED
                                          ----------   -------------   -------------   ---------    -------------  ------------
Net product revenue from external
  customers                                $33,804        $33,239        $11,606        $   --        $    --        $ 78,649
Net service revenue from external
  customers                                 10,805          2,963          2,850            --             --          16,618
Intersegment net revenue                        --            510             --            --           (510)             --
                                           -------        -------        -------        ------        -------        --------
Total revenue                              $44,609        $36,712        $14,456        $   --        $  (510)       $ 95,267
                                           -------        -------        -------        ------        -------        --------
Depreciation and amortization (1)          $   245        $ 1,725        $   213        $   --        $   200        $  2,383
Asset impairment                               302          2,986          2,154            --                          5,442
Interest income                                 88            368             95            --            564           1,115
Interest expense                               162            921             18            --         21,635          22,736
(Loss) income from continuing
  operations before provision for
  income taxes, minority
  interest, losses attributable to
  capital transactions of
  subsidiary, and equity in net loss
  of affiliate (2)                            (108)        (9,753)        (3,052)          298         19,441           6,826
Goodwill, net                               18,212         45,119             --            --             --          63,331
Segment assets                              38,282         67,307          5,789         2,662            222         114,262
Expenditures for property and equipment        192          1,165             42            --             18           1,417


                                                                           2002 (IN THOUSANDS)
                                          -------------------------------------------------------------------------------------
                                           ADVANCED    DIGITAL ANGEL   INFOTECH USA,                CORPORATE AND
                                          TECHNOLOGY    CORPORATION        INC.        ALL OTHER    ELIMINATIONS   CONSOLIDATED
                                          ----------   -------------   -------------   ---------    -------------  ------------
Net product revenue from external
  customers                                $28,991        $30,876        $20,056        $1,013        $     --       $  80,936
Net service revenue from external
  customers                                 12,939          3,297          2,665           375              --          19,276
Intersegment net revenue                        --             70             --            --             (70)             --
                                           -------        -------        -------        ------        --------       ---------
Total revenue                              $41,930        $34,243        $22,721        $1,388        $    (70)      $ 100,212
                                           -------        -------        -------        ------        --------       ---------
Depreciation and amortization (1)          $   569        $ 3,638        $   262        $    9        $    295       $   4,773
Asset impairment                                --         68,597             --            --             785          69,382
Interest income                                239            601             45            --           1,471           2,356
Interest expense                               422            303            184           148          16,467          17,524
Loss from continuing operations
  before provision for income taxes,
  minority interest, losses attributable
  to capital transactions of subsidiary,
  and equity in net loss of affiliate (2)     (786)       (76,439)          (422)         (320)        (49,310)       (127,277)
Goodwill, net                               18,212         47,452          2,154            --              --          67,818
Segment assets                              41,404         67,798          9,340         2,753          (4,062)        117,233
Expenditures for property and equipment        340          1,439             41            --              38           1,858


                                                                           2001 (IN THOUSANDS)
                                          -------------------------------------------------------------------------------------
                                           ADVANCED    DIGITAL ANGEL   INFOTECH USA,                CORPORATE AND
                                          TECHNOLOGY    CORPORATION        INC.        ALL OTHER    ELIMINATIONS   CONSOLIDATED
                                          ----------   -------------   -------------   ---------    -------------  ------------
Net product revenue from external
 customers                                 $28,123        $ 33,220       $30,075        $ 21,318      $    411       $ 113,147
Net service revenue from external
 customers                                  16,447           2,691         4,100          19,974           128          43,340
Intersegment net revenue                       232             964            --             870        (2,066)             --
                                           -------        --------       -------        --------      --------       ---------
Total revenue                              $44,802        $ 36,875       $34,175        $ 42,162      $ (1,527)      $ 156,487
                                           -------        --------       -------        --------      --------       ---------
Depreciation and amortization (1)          $ 9,088        $ 12,298       $   503        $  4,768      $  2,242       $  28,899
Asset impairment                            30,453             726            --          32,427         8,113          71,719
Interest and other income                       20              17            68              34         1,937           2,076
Interest expense                               216             529           325           1,465         6,020           8,555
Income (loss) from continuing
 operations before provision for
 income taxes, minority interest
 and equity in net loss of affiliate       (41,493)        (16,262)       (1,322)        (71,636)      (37,428)       (168,141)
Goodwill, net                               15,379          73,095         2,357              --            --          90,831
Segment assets                              38,247         105,042        15,004           4,968         4,228         167,489
Expenditures for property and equipment        151           1,591           490           1,703        10,226          14,161


     (1) Depreciation and amortization includes $0.6 million, $0.8 million and $0.8 million included in cost of products sold in 2003, 2002 and 2001, respectively.
     (2) For Digital Angel Corporation, for 2002, amount excludes $1.8 million of interest expense associated with the Company's obligation to IBM Credit and $18.7 million of non-cash stock based compensation expense associated with pre-merger Digital Angel options which were converted into options to acquire MAS stock, both of which have been reflected as additional expense in the separate financial statements of Digital Angel Corporation included in its Form 10-K dated December 31, 2003.

The following is a breakdown of the Company's revenue by segment and type of product and service:

                                                    2003                         2002                            2001
                                     ----------------------------------------------------------------------------------------------
ADVANCED TECHNOLOGY                    PRODUCT    SERVICE   TOTAL     PRODUCT   SERVICE    TOTAL     PRODUCT    SERVICE     TOTAL
                                       -------    -------   -----     -------   -------    -----     -------    -------     -----

Voice, data and video
 telecommunications networks           $32,253    $ 4,862  $37,115   $26,535    $ 4,792   $31,327    $22,656    $ 4,757    $27,413

Call center and customer
 relationship management software          608      4,819    5,427       976      5,165     6,141      1,197      7,314      8,511

Networking products and services            --         --       --       357        940     1,297      2,505      2,466      4,971

Website design and Internet access         398      1,124    1,522     1,123      2,042     3,165      1,765      1,910      3,675

Implantable verification chip              545         --      545        --         --        --         --         --         --

Intersegment revenue                        --         --       --        --         --        --         --        232        232
                                     ----------------------------------------------------------------------------------------------
  Total                                $33,804    $10,805  $44,609   $28,991    $12,939   $41,930    $28,123    $16,679    $44,802
                                     ==============================================================================================


                                                                   Page F-69



                                                    2003                         2002                            2001
                                     ----------------------------------------------------------------------------------------------
DIGITAL ANGEL CORPORATION              PRODUCT    SERVICE   TOTAL     PRODUCT   SERVICE    TOTAL     PRODUCT    SERVICE     TOTAL
                                       -------    -------   -----     -------   -------    -----     -------    -------     -----

Animal Applications                    $22,390     $1,558   $23,948   $20,379    $  612    $20,991    $22,074    $  173    $22,247

GPS and Radio Communications            10,362         --    10,362    10,022        --     10,022     11,144        --     11,144

Wireless and Monitoring                    122         --       122        --     1,503      1,503          2     2,518      2,520

Medical Systems                            365      1,405     1,770       475     1,182      1,657         --        --         --

Intersegment revenue                       510         --       510        70        --         70         --       964        964
                                     ----------------------------------------------------------------------------------------------
  Total                                $33,749     $2,963   $36,712   $30,946    $3,297    $34,243    $33,220    $3,655    $36,875
                                     ==============================================================================================

                                                    2003                         2002                            2001
                                     ----------------------------------------------------------------------------------------------
INFO TECH USA, INC.                    PRODUCT    SERVICE   TOTAL     PRODUCT   SERVICE    TOTAL     PRODUCT    SERVICE     TOTAL
                                       -------    -------   -----     -------   -------    -----     -------    -------     -----

Computer hardware                      $11,606    $   --   $11,606    $20,056    $   --    $20,056    $30,075    $   --    $30,075

Computer services                           --     2,850     2,850         --     2,665      2,665         --     4,100      4,100
                                     ----------------------------------------------------------------------------------------------
  Total                                $11,606    $2,850   $14,456    $20,056    $2,665    $22,721    $30,075    $4,100    $34,175
                                     ==============================================================================================


                                                    2003                         2002                            2001
                                     ----------------------------------------------------------------------------------------------
ALL OTHER                              PRODUCT    SERVICE   TOTAL     PRODUCT   SERVICE    TOTAL     PRODUCT    SERVICE     TOTAL
                                       -------    -------   -----     -------   -------    -----     -------    -------     -----

Telephony systems                        $--        $--      $--      $   --      $ --     $   --     $ 8,720    $ 7,210   $15,930
Software development and
 applications                             --         --       --       1,013       375      1,388      11,451     11,325    21,906

Networking products and services          --         --       --          --        --         --       1,147      1,439     2,586

Intersegment revenue                      --         --       --          --        --         --          88        782       870
                                     ----------------------------------------------------------------------------------------------
  Total                                  $--        $--      $--      $1,013      $375     $1,388     $21,406    $20,756   $42,162
                                     ==============================================================================================

Approximately $37.1 million, or 83.2%, $31.3 million, or 74.7%, and $27.4 million, or 61.5%, of the Company's Advanced Technology segment's revenues for 2003, 2002 and 2001, respectively, were generated by the Company's wholly-owned subsidiary, Computer Equity Corporation. Approximately 99.3%, 99.1% and 77.7% of Computer Equity Corporation's revenues during 2003, 2002 and 2001, respectively, were generated through sales to various agencies of the United States Federal Government. No other sales to an individual customer amounted to 10% of more of this segment's revenues in 2003, 2002 and 2001.

During 2003, the top six customers, Schering-Plough, United States Army Corps of Engineers, Biomark, Inc., United States Department of Energy, Pacific States Marine and Merial and accounted for 41.3% of the Digital Angel Corporation segment's revenues, one of which accounted for 12.0% of the segment's revenues. During 2002, the top seven customers, Schering-Plough, US Army Corps of Engineers, Biomark, Inc., Pacific States Marine and San Bernardino County, Merial, Animal Care Limited and San Bernardino County accounted for 37.2% of the Digital Angel Corporation segment's revenues; however, no single customer accounted for more than 10% of revenues. During 2001, the top four customers, Schering Plough, Merial, Pacific States Marine and the US Army Corps of Engineers accounted for 30.4% of the Digital Angel Corporation segment's revenues, one of which accounted for 10.3% of the segment's revenues.

During 2003, three customers, GAF Material Corporation, Hackensack University Medical Center and Centenary College, accounted for 15%, 12% and 11% of the InfoTech USA, Inc segment's consolidated revenues, respectively. During 2002, five customers, Deutsche Bank, Hackensack University Medical Center, Liberty Mutual, Morgan Stanley and Polytechnic University accounted for 23%, 22%, 11%, 11% and 11% of the InfoTech USA, Inc. segment's revenues, respectively. During 2001, two customers, Liberty Mutual and Mass Mutual Life Insurance accounted for 40% and 31% of the InfoTech USA, Inc. segment's revenues, respectively.

Goodwill by segment for the year ended December 31, 2003, was as follows (in thousands):

                                             YEAR ENDED DECEMBER 31, 2003
---------------------------------------------------------------------------------------------------------------------
                                   ADVANCED    DIGITAL ANGEL     INFOTECH
                                  TECHNOLOGY    CORPORATION      USA, INC.     ALL OTHER    CORPORATE   CONSOLIDATED
                                -------------------------------------------------------------------------------------
Balance As of January 1, 2003      $18,212       $47,452          $ 2,154          $--          $--       $67,818
Goodwill acquired during the
 year                                  408            --               --           --           --           408
Sale of subsidiary                    (408)                                                                  (408)
Translation adjustment and
 other                                  --            42               --           --           --            42
Impairment losses                       --        (2,375)          (2,154)          --           --        (4,529)
                                -------------------------------------------------------------------------------------
Balance as of December 31,
 2003                              $18,212       $45,119          $    --          $--          $--       $63,331
                                =====================================================================================

Revenues are attributed to geographic areas based on the location of the assets producing the revenue. Information concerning principal geographic areas as of and for the years ended December 31, was as follows (in thousands):

                                                        UNITED
                                 UNITED STATES          KINGDOM                CONSOLIDATED
                             ---------------------------------------------------------------
2003
Net revenue                        $ 84,905             $10,362                  $ 95,267
Long-lived tangible assets            8,250               1,115                     9,365
Deferred tax asset                       --                  --                        --
--------------------------------------------------------------------------------------------

2002
Net revenue                        $ 88,802             $11,410                  $100,212
Long-lived tangible assets            8,967                 855                     9,822
Deferred tax asset                    1,236                  --                     1,236
--------------------------------------------------------------------------------------------

2001
Net revenue                        $139,060             $17,427                  $156,487
Long-lived tangible assets           19,193                 992                    20,185
Deferred tax asset                    1,167                  --                     1,167
--------------------------------------------------------------------------------------------

28. RELATED PARTY TRANSACTION

On June 27, 2003, the Company borrowed $1.0 million from InfoTech USA, Inc. under the terms of a commercial loan agreement and term note. The loan accrues interest at an annual rate of 16% and interest is payable monthly beginning on July 31, 2003, with principal and accrued interest due June 30, 2004. Under the terms of a Stock Pledge Agreement, the Company has pledged 750,000 shares of the Digital Angel Corporation common stock that it owns as collateral for the loan. The proceeds of the loan were used to fund operations. This loan has been eliminated in consolidation.

29. OTHER EVENTS

The staff of the Securities and Exchange Commission's Southeast Regional Office is conducting an informal inquiry concerning the Company. The Company is fully and voluntarily cooperating with this informal inquiry. At this point, the Company is unable to determine whether this informal inquiry may lead to potentially adverse action.

Nasdaq SmallCap Listing

Since November 12, 2002, the Company's common stock has traded on the National SmallCap Market (SmallCap) under the symbol "ADSX." Since being traded on the SmallCap, the minimum bid price of the Company's common stock has been less than the SmallCap's minimum bid price requirement. On January 6, 2004, the Nasdaq Listing Qualifications Panel notified the Company that it has been granted an extension until July 25, 2004, to meet the requirements for continued inclusion on the SmallCap pursuant to an exception to the bid price requirement as set forth in Nasdaq Marketplace Rule 4310 (c) (4). Currently, the Company complies with all of the SmallCap's listing requirements with the exception of the minimum bid price requirement. If the Company is unable to regain compliance with the minimum bid price requirement by July 25, 2004, and its stock is delisted from the SmallCap, it may trade on the OTC Bulletin Board or another market or quotation system. While the Company does not anticipate that a delisting of its common stock from the SmallCap would have any material implications on its results of operations, it may impact the Company's ability to raise funds in the equity markets, and it may reduce the liquidity of the Company's common stock. The delisting of the Company's common stock would not currently constitute an event of default under any of its significant contractual agreements. The Company's Board of Directors has approved a reverse stock split as more fully described in Note 31.

30. SUBSEQUENT EVENTS

OuterLink Corporation Acquisition

On January 22, 2004, Digital Angel Corporation completed the acquisition of OuterLink pursuant to an Agreement and Plan of Merger dated November 2, 2003, by and among Digital Angel Corporation, DA Acquisition and OuterLink. Pursuant to the terms of the agreement, OuterLink became a wholly-owned subsidiary of Digital Angel Corporation.

Under the terms of the agreement, Digital Angel Corporation issued to OuterLink 100,000 shares of its Series A Preferred Stock. Approximately 20% of the shares are being held in escrow as security for indemnified claims. The Series A Preferred Stock is convertible into four million shares of the Company's common stock when the volume weighted average price of Digital Angel Corporation's common stock equals or exceeds $4.00 per share for ten consecutive trading days. The preferred stockholders have the right to designate one Director to Digital Angel Corporation's Board of Directors prior to July 22, 2004.

OuterLink provides real-time, satellite-based automated tracking, wireless data transfer and two-way messaging with large fleets of vehicles, such as utility trucks, helicopters, fixed-wing aircraft, long and short-haul trucks, service vehicles and ships. OuterLink's current customer base includes various branches of the U.S. Department of Homeland Security, including the U.S. Border Patrol and the U.S. Customs Service.

Reverse Stock Split

On September 10, 2003, the Company's shareholders approved the granting of discretionary authority to the Company's Board of Directors for a period of twelve months to effect a reverse stock split not to exceed a ratio of 1-for-25, or to determine not to proceed with a reverse stock split. On March 12, 2004, the Company's Board of Directors authorized a 1-for-10 reverse stock split, and the Board of Directors has set April 5, 2004, as the record date for the reverse stock split. In conjunction with the reverse stock split, the Company's Board of Directors has authorized a reduction in the number of authorized shares of the Company's common stock from 560.0 million to 125.0 million. The Company's Board of Directors desires to implement the reverse stock split to reduce the number of issued and outstanding shares of the Company's common stock, resulting in part from the Company's past acquisitions, the payment of debt obligations to IBM Credit and preferred stock and Debenture conversions. The Company's Board of Directors believes that a reverse stock split may facilitate the continued listing of the Company's common stock on the SmallCap and may enhance the desirability and marketability of the Company's common stock to the financial community and the investing public.


31. PROFORMA EARNINGS (LOSS) PER SHARE (UNAUDITED)

On March 12, 2004, the Company's Board of Directors authorized a one-for-ten reverse stock split, and has set April 5, 2004 as the record date for the reverse stock split. The reverse stock split will have the effect of reducing the number of issued and outstanding shares of the Company's common stock, and accordingly, earnings (loss) per share will increase as a result of the decrease in the weighted average shares outstanding. A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share to give retroactive effect to the reverse stock split is provided as follows:

                                                                         2003           2002            2001
                                                                         ----           ----            ----
NUMERATOR:
   Income (loss) from continuing operations                            $ 3,525       $(113,905)       $(188,621)
   Preferred stock dividends                                                --              --           (1,147)
   Accretion of beneficial conversion feature
      of redeemable preferred stock                                         --              --           (9,392)
----------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share -
   Income (loss) from continuing operations available to common
      stockholders                                                       3,525        (113,905)        (199,160)
   (Loss) income from discontinued operations available to
      common stockholders                                                 (382)          1,420          (16,482)
----------------------------------------------------------------------------------------------------------------
   Net income (loss) available to common stockholders                  $ 3,143       $(112,485)       $(215,642)
================================================================================================================
DENOMINATOR:
   Denominator for basic earnings per
      share - weighted-average shares outstanding (1)                   36,178          26,923           17,000
   Weighted average shares:
    Stock options                                                          759              --               --
    Warrants                                                               362              --               --
----------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per
      share - weighted-average shares outstanding (1)                   37,299          26,923           17,000
----------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE - BASIC
   Continuing operations                                               $  0.10       $   (4.23)       $   (11.7)
   Discontinued operations                                                (0.1)            .05             (1.0)
----------------------------------------------------------------------------------------------------------------
TOTAL - BASIC                                                          $   0.9       $   (4.18)       $   (12.7)
================================================================================================================
EARNINGS (LOSS) PER SHARE - DILUTED
   Continuing operations                                               $   0.9       $   (4.23)       $   (11.7)
   Discontinued operations                                                (0.1)            .05             (1.0)
----------------------------------------------------------------------------------------------------------------
TOTAL - DILUTED                                                        $   0.8       $   (4.18)       $   (12.7)
================================================================================================================

(1) The weighted average shares listed below were not included in the computation of diluted loss per share for the years ended December 31, 2003, 2002 and 2001, because to do so would have been anti-dilutive.

                                                        2003        2002        2001
                                                        ----        ----        ----
         Debenture conversion                            749          --          --
         Redeemable preferred stock conversion            --          --      14,077
         Warrants                                         --         295          --
         Stock options                                    --       1,540         417
         ----------------------------------------------------------------------------
                                                         749       1,835      14,494
         ============================================================================

32. SUMMARIZED QUARTERLY DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE
    AMOUNTS)

                                                      FIRST      SECOND       THIRD        FOURTH         FULL
                                                     QUARTER     QUARTER     QUARTER       QUARTER        YEAR
                                                     -------     -------     -------       -------        ----
2003
Total revenue                                       $ 25,106     $20,889     $23,802      $ 25,470       $95,267
Gross Profit                                           8,969       6,213       7,272         6,366        28,820
Net income (loss) from Continuing Operations (1)     (26,783)     56,801      (1,259)      (25,234)        3,525
Net (loss) income from Discontinued Operations          (158)       (435)         99           112          (382)
Basic and diluted net loss per share from
  Continuing Operations (3)                            (0.10)       0.18       (0.02)        (0.06)        (0.01)
Basic and diluted net income (loss) per share
  from Discontinued Operations (3)                     (0.01)      (0.01)         --            --            --

                                                      FIRST      SECOND       THIRD        FOURTH         FULL
                                                     QUARTER     QUARTER     QUARTER       QUARTER        YEAR
                                                     -------     -------     -------       -------        ----
2002
Total revenue                                       $ 28,391     $ 25,839    $24,170      $ 21,812      $ 100,212
Gross Profit                                           9,346        8,521      8,788         4,995         31,650
Net loss from Continuing Operations (2)              (24,692)     (19,473)    (5,751)      (63,989)      (113,905)
Net income (loss) from Discontinued Operations           687         (463)      (119)        1,315          1,420
Basic and diluted net loss per share from
  Continuing Operations (3)                            (0.10)       (0.07)     (0.02)        (0.23)         (0.42)
Basic and diluted net income (loss) per share
  from Discontinued Operations (3)                      0.01        (0.01)        --            --             --

     A. CHANGE IN METHOD OF ACCOUNTING FOR GOODWILL

     Effective January 1, 2002, the Company adopted FAS 142, which requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon the adoption of FAS 142. The Company performed its annual review for impairment during the fourth quarters of 2003, and 2002, which resulted in impairment charges of $4.5 million and $62.2 million in 2003 and 2002, respectively. There can be no assurance that future goodwill impairment tests will not result in additional impairment charges.

     (1) The loss from Continuing Operations for the first quarter of 2003 includes a non-cash stock based severance charge of approximately $22.0 million pursuant to certain severance agreements. The income from Continuing Operations for the second quarter of 2003 includes a gain on extinguishment of debt of approximately $70.1 million and bonus compensation expense of $4.3 million. The loss from Continuing Operations for the third quarter of 2003 includes the reversal of approximately $3.9 million of the severance expense recorded during the first quarter of 2003. The loss from Continuing Operations for the fourth quarter of 2003 includes approximately $11.1 million of non-cash interest expense associated with the Company's Debentures, an impairment charge of approximately $5.4 million and losses attributable to capital transactions of a subsidiary of approximately $5.9 million.

     (2) The first quarter of 2002 loss from Continuing Operations includes a non-cash stock based compensation charge of approximately $18.7 million associated with pre-merger Digital Angel options. Pursuant to the terms of the merger of pre-merger Digital Angel and MAS, options to acquire pre-merger Digital Angel common stock were converted into options to acquire shares of MAS common stock, which resulted in a new measurement date for the options. In addition, the Company incurred a loss on issuances of subsidiary stock of approximately $3.9 million. Second quarter of 2002 loss from Continuing Operations includes non-cash stock based compensation expense of $6.1 million associated with options that were re-priced in 2001, and valuation reserves on notes receivable from officers and directors. The third quarter of 2002 loss from Continuing Operations includes a reversal of approximately $2.9 million of non-cash stock based compensation expense associated with the options re-priced in 2001, and a reversal of approximately $0.9 million of bad debt reserves. The fourth quarter of 2002 loss from Continuing Operations includes asset impairments of $69.4 million.

     (3) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

                                              FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)

                                                                       ADDITIONS
                                                                       ----------
                                                      BALANCE AT       CHARGED TO
                                                     BEGINNING OF       COST AND                        BALANCE AT END
DESCRIPTION                                             PERIOD          EXPENSES       DEDUCTIONS         OF PERIOD
----------------------------------------------------------------------------------------------------------------------
VALUATION RESERVE DEDUCTED IN THE BALANCE SHEET
 FROM THE ASSET TO WHICH IT APPLIES:

ACCOUNTS RECEIVABLE:
2003 ALLOWANCE FOR DOUBTFUL ACCOUNTS                    $ 1,263          $   148          $  376           $ 1,035
2002 ALLOWANCE FOR DOUBTFUL ACCOUNTS                      2,581            4,236           5,554             1,263
2001 ALLOWANCE FOR DOUBTFUL ACCOUNTS                      1,681            1,914           1,014             2,581

INVENTORY:
2003 ALLOWANCE FOR EXCESS AND OBSOLESCENCE              $ 1,422          $   439          $    2           $ 1,859
2002 ALLOWANCE FOR EXCESS AND OBSOLESCENCE                1,702              104             384             1,422
2001 ALLOWANCE FOR EXCESS AND OBSOLESCENCE                1,500              570             368             1,702

NOTES RECEIVABLE:
2003 ALLOWANCE FOR DOUBTFUL ACCOUNTS                    $ 6,667          $   115          $3,073           $ 3,709
2002 ALLOWANCE FOR DOUBTFUL ACCOUNTS                     12,671            1,266           7,270             6,667
2001 ALLOWANCE FOR DOUBTFUL ACCOUNTS                         --           12,671              --            12,671

DEFERRED TAXES:
2003 VALUATION RESERVE                                  $93,214          $ 1,601          $7,541           $87,274
2002 VALUATION RESERVE                                   66,932           26,282              --            93,214
2001 VALUATION RESERVE                                   15,850           51,082              --            66,932

