Form 10-K/A
period 2003-12-31
APPLIED DIGITAL SOLUTIONS INC
filed 2004-03-16
CIK 924642

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                           ----------------------

                              FORM 10-K/A NO. 1


                      FOR ANNUAL AND TRANSITION REPORTS

                   PURSUANT TO SECTIONS 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

                AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
                    FOR THE YEAR ENDED DECEMBER 31, 2003


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------   ------------


                       COMMISSION FILE NUMBER: 0-26020

                       APPLIED DIGITAL SOLUTIONS, INC.
           (Exact name of registrant as specified in its charter)

        MISSOURI                                              43-1641533
---------------------------------                        -------------------
(STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

400 ROYAL PALM WAY, SUITE 410, PALM BEACH, FLORIDA               33480
-------------------------------------------------------------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP-CODE)

Registrant's telephone number, including area code: (561) 805-8000

                              EXPLANATORY NOTE

The undersigned registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 2003, filed by the Registrant on March 15, 2004, to correct errors in Exhibit 23.2 - Consent of PricewaterhouseCoopers LLP.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: MARCH 16, 2004             APPLIED DIGITAL SOLUTIONS, INC. (REGISTRANT)

                                 By: /s/ Evan C. McKeown
                                 ----------------------------------------
                                 Evan C. McKeown, Chief Financial Officer