Form 10-Q
period 2004-03-31
APPLIED DIGITAL SOLUTIONS INC
filed 2004-05-05
CIK 924642

As filed with the Securities and Exchange Commission on May 4, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2004
or
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

Yes  ☒  No   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No   ☐

     The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on April 30, 2004:

Class	Number of Shares
Common Stock; $.01 Par Value	52,483,008

APPLIED DIGITAL SOLUTIONS, INC.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

Assets

	March 31,	December 31,
	2004	2003

Current Assets	(unaudited )
Cash and cash equivalents	$9,515	$10,161
Restricted cash	785	765
Accounts receivable and unbilled receivables (net of allowance for doubtful accounts of $810 in 2004 and $1,035 in 2003)	15,764	14,531
Inventories	10,208	9,490
Notes receivable	1,245	1,658
Other current assets	2,836	2,803

Total Current Assets	40,353	39,408

Property And Equipment, net	9,169	9,365

Notes Receivable, net	318	504

Goodwill, net	66,692	63,331

Other Assets, net	6,698	1,654

	$123,230	$114,262

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable and current maturities of long-term debt	$7,324	$6,136
Accounts payable	14,407	13,710
Other accrued expenses	21,262	22,616
Put accrual	200	200
Net liabilities of Discontinued Operations	5,701	9,545

Total Current Liabilities	48,894	52,207

Long-Term Debt and Notes Payable	2,549	2,860

Other Long-Term Liabilities	3,166	3,430

Total Liabilities	54,609	58,497

Commitments And Contingencies	-	-

Minority Interest	31,761	23,029

Stockholders’ Equity
Preferred shares: Authorized 5,000 shares in 2004 and 2003 of $10 par value; special voting, no shares issued or outstanding in 2004 and 2003, Class B voting, no shares issued or outstanding in 2004 and 2003	-	-
Common shares: Authorized 125,000 shares in 2004 and 2003, of $.01 par value; 50,571 shares issued and 49,028 shares outstanding in 2004 and 41,220 shares issued and 41,126 shares outstanding in 2003	506	412
Common and preferred additional paid-in capital	449,217	443,099
Accumulated deficit	(412,447)	(413,923)
Common stock warrants	5,650	5,650
Treasury stock (carried at cost, 1,543 shares in 2004 and 94 in 2003)	(5,690)	(1,777)
Accumulated other comprehensive income	227	206
Notes received from shares issued	(603)	(931)

Total Stockholders’ Equity	36,860	32,736

	$123,230	$114,262

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For The Three Months Ended March 31,

	2004	2003

Product revenue	$23,203	$21,023
Service revenue	3,655	4,083

Total revenue	26,858	25,106

Cost of products sold	16,806	14,328
Cost of services sold	1,860	1,965

Gross profit	8,192	8,813

Selling, general and administrative expense	8,604	29,468
Research and development	925	1,201
Depreciation and amortization	539	470
Interest and other income	(466)	(220)
Interest expense	(310)	4,631

Loss from continuing operations before taxes, minority interest and (gain) loss attributable to capital transactions of subsidiary	(1,100)	(26,737)

Provision (benefit) for income taxes	92	(192)

Loss from continuing operations before minority interest and (gain) loss attributable to capital transactions of subsidiary	(1,192)	(26,545)

Minority interest	(379)	(139)

Net loss on capital transactions of subsidiary	1,963	171

(Gain) loss attributable to changes in minority interest as a result of capital transactions of subsidiary	(2,150)	206

Loss from continuing operations	(626)	(26,783)

Change in estimate on loss on disposal of discontinued operations and operating losses during the phase out period	2,102	(157)

Net income (loss)	$1,476	$(26,940)

Income (loss) per common share - basic
Income (loss) from continuing operations	$(0.01)	$(0.95)
Income (loss) from discontinued operations	0.04	-

Net income (loss) per common share - basic	$0.03	$(0.95)

Income (loss) per common share - diluted
Income (loss) from continuing operations	$(0.01)	$(0.95)
Income (loss) from discontinued operations	0.04	-

Net income (loss) per common share - diluted	$0.03	$(0.95)

Weighted average number of common shares outstanding - basic	48,580	28,233
Weighted average number of common shares outstanding - diluted	48,580	28,233

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Three Months Ended March 31, 2004
(In Thousands)
(Unaudited)

	Preferred Stock		Common Stock

	Number	Amount	Number	Amount	Additional Paid-in Capital	Accumulated Deficit	Common Stock Warrants	Treasury Stock	Accumulated Other Comprehensive Income	Notes Received for Shares Issued	Total Stockholders’ Equity

Balance - December 31, 2003	-	$-	41,220	$412	$443,099	$(413,923)	$5,650	$(1,777)	$206	$(931)	$32,736
Net income	-	-	-	-	-	1,476	-	-	-	-	1,476
Comprehensive income
Foreign currency translation	-	-	-	-	-	-	-	-	21	-	21

Total comprehensive income	-	-	-	-	-	1,476	-	-	21	-	1,497

Adjustment to allowance for
uncollectible portion of notes receivable	-	-	-	-	-	-	-	-	-	328	328
Stock option repricing	-	-	-	-	(384)	-	-	-	-	-	(384)
Issuance of common shares for options	-	-	134	1	122	-	-	-	-	-	123
Issuance of common shares
for compensation and legal settlement	-	-	7,238	72	1,067	-	-	-	-	-	1,139
Issuance of common shares to
Digital Angel Corporation	-	-	1,979	21	5,313	-	-	(3,913)	-	-	1,421

Balance - March 31, 2004	-	$-	50,571	$506	$449,217	$(412,447)	$5,650	$(5,690)	$227	$(603)	$36,860

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Three Months Ended March 31,

	2004	2003

Cash Flows From Operating Activities
Net income (loss)	$1,476	$(26,940)

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
(Income) loss from discontinued operations	(2,102)	157
Non-cash compensation and administrative expenses	(385)	(798)
Issuance of stock for services	-	68
Depreciation and amortization	705	626
Non-cash interest expense	(515)	520
Deferred income taxes	-	(173)
Impairment (recovery) of notes receivable	328	(271)
Net loss on capital transactions of subsidiary	1,963	171
(Gain) loss attributable to changes in minority interest as a result
of capital transactions of subsidiary	(2,150)	206
Minority interest	(379)	(139)
Loss on sale of equipment	45	9
Change in assets and liabilities:
Increase in restricted cash	(20)	(2,015)
Increase in accounts receivable	(720)	(2,581)
Increase in inventories	(278)	(1,379)
Decrease in other current assets	119	331
(Decrease) increase in accounts payable, accrued expenses
and other long-term liabilities	(1,641)	28,590
Net cash used in discontinued operations	(596)	(99)

Net Cash Used In Operating Activities	(4,150)	(3,717)

Cash Flows From Investing Activities
Decrease in notes receivable	599	992
(Increase) decrease in other assets	(118)	(90)
Proceeds from sale of property and equipment	8	-
Payments for property and equipment	(214)	(267)
Cash acquired (net of payments for costs of business acquisitions)	84	-
Net cash used in discontinued operations	-	(32)

Net Cash Provided By Investing Activities	359	603

Cash Flows From Financing Activities
Net amounts borrowed on notes payable	814	101
Payments on long-term debt	(487)	(32)
Proceeds from long-term debt	367	-
Other financing costs	(25)	-
Issuance of common shares	1,644	143
Stock issuance costs	(99)	(34)
Proceeds from subsidiary issuance of common stock	989	175

Net Cash Provided By Financing Activities	3,203	353

Net Decrease In Cash And Cash Equivalents	(588)	(2,761)

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(58)	(39)

Cash And Cash Equivalents - Beginning Of Period	10,161	5,818

Cash And Cash Equivalents - End Of Period	$9,515	$3,018

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.     Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements of Applied Digital Solutions, Inc. (the “Company”) as of March 31, 2004, and December 31, 2003, (the December 31, 2003, financial information included in this report has been extracted from the Company’s audited financial statements included in the Company’s 2003 Annual Report on Form 10-K, as amended) and for the three-months ended March 31, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the Condensed Consolidated Financial Statements have been made. Certain items in the 2003 period have been reclassified for comparative purposes.

     The Condensed Consolidated Statements of Operations for the three-months ended March 31, 2004 and 2003, are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003.

     The Company’s objective is to become an advanced technology development company that focuses on a range of life enhancing, personal safeguard technologies, early warning alert systems, miniaturized power sources and security monitoring systems combined with the comprehensive data management services required to support them. To date, the Company has five life enhancing technology products, which are available commercially currently or which the Company expects to be available commercially in the future. They are Digital Angel™, Thermo Life™, VeriChip™, Bio-Thermo™ and Personal Locating Device, referred to as PLD. As of March 31, 2004, the Company’s business operations consisted of the operations of five wholly-owned subsidiaries, which are collectively referred to as the Advanced Technology segment, and two majority-owned subsidiaries, Digital Angel Corporation (AMEX:DOC), and InfoTech USA, Inc. (OTC:IFTH). Currently, the Company owns approximately 68.5% of Digital Angel Corporation and 52.5% of InfoTech USA, Inc.

     The Company’s operating results have improved significantly during the three-months ended March 31, 2004, as compared to the three-months ended March 31, 2003. During the three-months ended March 31, 2004, the Company earned net income of $1.5 million, as compared to a net loss of $26.9 million for the three-months ended March 31, 2003. The Company incurred a loss from continuing operations for the three-months ended March 31, 2004, of $0.6 million, a significant improvement over the loss from continuing operations of $26.8 million for the three-months ended March 31, 2003. The loss for the three-months ended March 31, 2004, included a reversal of approximately $0.6 million of interest expense as a result of the revaluation of certain common stock warrants, which are settleable in shares of the Digital Angel Corporation common stock owned by the Company. The Company’s operating activities used cash of $4.2 million and $3.7 million during the three-months ended March 31, 2004 and 2003, respectively. Historically, the Company has suffered losses and has not generated positive cash flows from operations. As of March 31, 2004, the Company had an accumulated deficit of $412.4 million. The Company’s majority-owned subsidiary, Digital Angel Corporation, has suffered losses and has not generated positive cash flows from operations. Digital Angel Corporation

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

incurred losses during the three months ended March 31, 2004, which are presented in Note 6. In addition, its operating activities used cash of $2.3 million and $3.1 million during the three-months ended March 31, 2004 and 2003, respectively.

     On September 10, 2003, the Company’s shareholders approved the granting of discretionary authority to the Board of Directors for a period of twelve months to effect a reverse stock split not to exceed a ratio of 1-for-25, or to determine not to proceed with a reverse stock split. On March 12, 2004, the Board of Directors authorized a 1-for-10 reverse stock split, which was effectuated on April 5, 2004. As a result of the reverse stock split, the par value of the Company’s common stock increased from $0.001 to $0.01 per share. In conjunction with the reverse stock split, the Company’s Board of Directors authorized a reduction in the number of authorized shares of the Company’s common stock from 560.0 million to 125.0 million. The Board of Directors approved a reverse stock split to facilitate the continuing listing of the Company’s common stock on the Nasdaq SmallCap Market, referred to as the SmallCap, and also to reduce the number of issued and outstanding shares of the Company’s common stock, resulting, in part, from the Company’s past acquisitions, the payment of debt obligations to IBM Credit and preferred stock and debenture conversions. On April 23, 2004, the Nasdaq Stock Market notified the Company that it had regained compliance with the SmallCap’s minimum bid price requirement of $1.00 per share. The Board of Directors believes that the reverse stock split may also enhance the marketability of the Company’s common stock to the financial community and the investing public. All share information provided in this Form 10-Q has been adjusted to reflect the reverse stock split.

Stock-Based Compensation

     As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation (“FAS 123”), the Company has elected to continue to follow the guidance of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 (“FIN 44”), in accounting for its stock-based employee compensation arrangements. Accordingly, no compensation cost is recognized for any of the Company’s fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB 25. Accordingly, compensation expense is measured in accordance with APB 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation costs are recognized immediately. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of FAS 123.

     As of March 31, 2004, the Company had five stock-based employee compensation plans and the Company’s subsidiaries collectively had six stock-based employee compensation plans. As permitted under FAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“FAS 148”), which amended FAS 123, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based compensation arrangements as defined by APB 25 and FIN 44.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

     The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for options granted under its arrangements as well as to the arrangement of its subsidiaries:

	Three-Months Ended March 31,

	2004	2003

	(in thousands, except per share amounts)
Net income (loss) available to common shareholders, as reported	$1,476	$(26,940)
Add back (deduct): Total stock-based employee compensation expense determined under APB 25 for all awards, net of related tax effects (1)	(384)	(1,004)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects (2)	(1,492)	(1,449)

Pro forma net loss	$(400)	$(29,393)

Income (loss) per share:
Basic—as reported	$0.03	$(0.95)
Basic—pro forma	$(0.01)	$(1.04)
Diluted—as reported	$0.03	$(0.95)
Diluted—pro forma	$(0.01)	$(1.04)

(1)	For the three-months ended March 31, 2004 and 2003, amounts include $0.0 million and $0.1 million of compensation expense, respectively, associated with subsidiary options.
(2)	For the three-months ended March 31, 2004 and 2003, amounts include $1.0 million and $0.5 million of compensation expense, respectively, associated with subsidiary options.

     The Company did not grant fixed stock options to acquire shares of its common stock to its employees during the three-months ended March 31, 2003. The weighted average per share fair value of options granted during the three-months ended March 31, 2004, was $2.71. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

Three-Months Ended March 31, 2004
Estimated option life	8 years
Risk free interest rate	3.61%
Expected volatility	69.00%
Expected dividend yield	0.00%

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2.     Principles of Consolidation

     The financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The minority interest represents outstanding voting stock of the subsidiaries not owned by the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company’s majority-owned subsidiary InfoTech USA, Inc. operates on a fiscal year ending September 30. InfoTech USA, Inc.’s results of operations have been reflected in the Company’s consolidated financial statements on a calendar year basis.

3.     Financing Agreements

     The InfoTech USA, Inc. segment finances its accounts receivable and inventory. Its current financing arrangement with IBM Credit provides financing on inventory purchases up to $1.8 million. Borrowing for purchases is based upon 75% of all eligible receivables due within 90 days and up to 100% of all eligible inventory. Interest for balances not paid within the interest free period provided in the arrangement accrues at prime plus 4.4%. Borrowings under the financing arrangement amounted to $1.7 million at March 31, 2004, and are reflected in the balance sheet in either accounts payable or other accrued expenses. On September 5, 2003, InfoTech USA, Inc. received a letter from IBM Credit constituting their formal notice of termination of the agreement. The effective date of such termination, which was originally set for March 10, 2004, has been extended until June 18, 2004. InfoTech USA, Inc. is currently in the process of securing other financing and expects to replace its financing arrangement prior to the termination date set by IBM Credit. InfoTech USA, Inc. believes that its present financing arrangement with IBM Credit, its current cash position, the expected replacement of the IBM Credit agreement, and the repayment by the Company of a $1.0 million loan from InfoTech USA, Inc., which is due on June 30, 2004, will provide InfoTech USA, Inc. with sufficient working capital for the next twelve months. However, there is no assurance that InfoTech USA, Inc. will be able to obtain a replacement for its IBM Credit arrangement. The $1.0 million loan from InfoTech USA, Inc. is more fully described in Note 9.

4.     Inventory

	March 31, 2004	December 31, 2003

	(in thousands)

Raw materials	$2,320	$ 1,982
Work in process	4,062	2,723
Finished goods	6,234	6,644

	12,616	11,349
Less: Allowance for excess and obsolescence	2,408	1,859

	$10,208	$ 9,490

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

5.     Income (Loss) Per Share

     The following is a reconciliation of the numerator and denominator of basic and diluted income (loss) per share:

	Three-Months Ended March 31,

	2004	2003
	(in thousands, except per share amounts)
Numerator:
Loss from continuing operations	$(626)	$(26,783)
Net income (loss) from discontinued operations	2,102	(157)

Net income (loss)	$1,476	$(26,940)

Denominator:
Denominator for basic and diluted income (loss) per share (1)-
Weighted-average shares	48,580	28,233
Basic and diluted income (loss) per share:
Continuing operations	$(0.01)	$(0.95)
Discontinued operations	0.04	--
Total - Basic and Diluted	$0.03	$(0.95)

(1)	The weighted average shares listed below were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:

	Three-Months Ended March 31,

	2004	2003
	(in thousands)
Stock options	357	1,080
Warrants	349	330

	706	1,410

6.     Segment Information

     The Company operates in three business segments: Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc.

     Advanced Technology

     The Advanced Technology segment represents those businesses that the Company believes will provide the necessary synergies, support and infrastructure to allow it to develop, promote and fully integrate its technology products and services. This segment specializes in voice, data and video telecommunications networks, proprietary software, implantable microchips, and in 2003, Internet access and website design. The majority of this segment’s revenue is from the Company’s wholly-owned subsidiary, Computer Equity Corporation. Computer Equity Corporation provides voice, data, and video

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

telecommunication networks to governmental agencies. The Company’s VeriChip™ product has multiple applications in security, personal identification, safety, healthcare (subject to FDA approval) and more. Expenses associated with the Company’s Thermo Life™ and PLD products are also included this segment. The Advanced Technology segment delivers products and services across a multitude of industries, including government, utilities, security and high tech. For the three-months ended March 31, 2004, the Company recorded revenue of $0.1 million from sales of its VeriChip product. The Company did not record any revenue associated with its VeriChip product during the three-months ended March 31, 2003. To date, the Company has not recorded any revenue from its Thermo Life or PLD products.

     Digital Angel Corporation

     The Digital Angel Corporation division consists of the business operations of Digital Angel Corporation, the Company’s approximately 68.5% owned subsidiary and is engaged in the development and deployment of sensor and communications technologies that enable rapid and accurate identification, location tracking, and condition monitoring of animals and high-value mobile assets. Previously, Digital Angel Corporation operated in four divisions: Animal Applications, Wireless and Monitoring, GPS and Radio Communications and Medical Systems. Effective January 1, 2004, the GPS and Radio Communications division, the Wireless and Monitoring division and the OuterLink Corporation business, referred to as OuterLink, which was acquired on January 22, 2004, were combined to form the new GPS and Radio Communications division, which is now managed as a single business unit. The OuterLink acquisition is described in Note 7. During April 2004, Digital Angel Corporation sold certain business assets of its Medical Systems division as discussed in Note 7. The Medical Systems division was one of the Company’s reporting units as defined in FAS No. 142, Goodwill and Other Intangible Assets, and therefore, as a result of the disposition, the financial condition, results of operations and cash flows associated with this division will be presented as part of discontinued operations beginning in the second quarter of 2004 in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”).

     The principal products and services in this segment by division are as follows:

     The Company’s Animal Applications division develops, manufactures, and markets a broad line of electronic and visual identification devices for the companion animal, livestock, laboratory animal, fish and wildlife markets worldwide. The tracking of cattle and hogs are crucial both for asset management and for disease control and food safety. The principal technologies employed by the Animal Applications division are electronic ear tags and implantable microchips that use radio frequency transmission. The Animal Applications division has marketed visual identification products for livestock since the 1940s. Livestock producers are currently evaluating electronic identification products for livestock. Currently, sales of visual products represent virtually all of the sales to livestock producers. The Animal Applications division’s pet identification system involves the insertion of a microchip with identifying information in the animal. Readers at animal shelters, veterinary clinics and other locations can determine the animal’s owner and other information. This pet identification system is marketed in the United States by Schering-Plough Animal Health Corporation under the brand name “Home Again™,” in Europe by Merial Pharmaceutical, and in Japan by Dainippon Pharmaceutical. Digital Angel Corporation’s Bio-Thermo™ product is included in this division.

     The Company’s GPS and Radio Communications division consists of the design, manufacture

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

and support of global positioning system, referred to as GPS, enabled equipment. Applications for this division’s products include location tracking and message monitoring of vehicles and aircraft in remote locations through systems that integrate GPS and geosynchronous satellite communications, and GPS enabled equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. This segment is also developing the Digital Angel™ product, which is the integration and miniaturization into marketable products of three technologies: wireless communications (such as cellular), sensors (including bio-sensors) and position location technology (including GPS and other systems).

     The Company’s Medical Systems division represents the business operations of Medical Advisory Systems Inc., referred to as MAS, which was acquired on March 27, 2002. A staff of logistics specialists and physicians provides medical assistance services and interactive medical information services to people traveling anywhere in the world. It also sells a variety of kits containing pharmaceutical and medical supplies. During April 2004, Digital Angel Corporation sold certain assets of the Medical Systems division as more fully discussed above and in Note 7.

     The majority of sales in this segment are from the Animal Applications division. Minimal sales of the Digital Angel and Bio-Thermo products have been recorded as of March 31, 2004.

     InfoTech USA, Inc.

     The InfoTech USA, Inc. segment consists of the business operations of the Company’s 52.5% owned subsidiary, InfoTech USA, Inc. This segment is a full service provider of Information Technology, or IT, products and services. During 2003, this segment continued its strategy of moving away from a product-driven systems integration business model to a customer-oriented IT strategy-based business model. It has further developed its deliverable IT products and services by adding new consulting and service offerings, and increasing the number of strategic alliances with outside technical services firms and manufacturers of high-end IT products. The principal products and services in this segment are computer hardware and computer services. The majority of InfoTech USA, Inc.’s revenue is derived from sales of computer hardware. InfoTech USA, Inc.’s services consist of IT consulting, installation, project management, design and deployment, computer maintenance and other professional services.

     All Other

     Business units that were closed or sold during 2001 and 2002 are reported as “All Other.”

     The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of the Company’s subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. “Corporation/Eliminations” also includes certain interest income, interest expense, and other income and expenses associated with corporate activities and functions. Included in “Corporate/Eliminations” for the three-months ended March 31, 2003, is a severance charge of approximately $22.0 million associated with the termination of certain former officers and directors as more fully discussed in Note 10.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

     Additionally, the Company’s previously reported Intellesale and all other non-core business segments are reported as discontinued operations.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K, as amended, filed for the year-ended December 31, 2003, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. The Company evaluates performance based on segment operating income.

     Following is the selected segment data as of and for the three-months ended March 31, 2004:

	Segments
	Advanced Technology	Digital Angel Corporation	InfoTech USA, Inc.	All Other	Corporate/ Eliminations	Consolidated
	(in thousands)
Net revenue from external customers:
Product	$ 8,963	$10,626	$ 3,614	$ --	$ --	$23,203
Service	2,297	450	908	--	--	3,655

	11,260	11,076	4,522	--	--	26,858
Inter-segment revenue - product	--	50	--	--	(50)	0

Total revenue	$11,260	$11,126	$ 4,522	$ --	$(50)	$26,858

Income (loss) from continuing operations before income taxes, minority interest and gain/loss attributable to capital transactions of subsidiary(1)	$ 735	$(1,153)	$ 9	$ --	$(691)	$(1,100)
Total assets	$39,662	$78,468	$ 6,131	$2,662	$(3,693)	$123,230

(1)	Amount for Digital Angel Corporation excludes $0.7 million in realized and $1.9 million in unrealized losses on shares of the Company’s common stock issued to Digital Angel Corporation under a Share Exchange Agreement, as more fully discussed in Note 7. These losses have been reflected in the separate financial statements of Digital Angel Corporation included in its Form 10-Q for the quarter ended March 31, 2004.

     Following is the selected segment data as of and for the three-months ended March 31, 2003:

	Segments
	Advanced Technology	Digital Angel Corporation	InfoTech USA, Inc.	All Other	Corporate/ Eliminations	Consolidated
	(in thousands)
Net revenue from external customers:
Product	$8,332	$10,757	$1,934	$ --	$ --	$21,023
Service	2,950	533	600	--	--	4,083

	11,282	11,290	2,534	--	--	25,106
Inter-segment revenue - product	--	108	--	--	(108)	--

Total revenue	$11,282	$11,398	$2,534	$--	$(108)	$25,106

Income (loss) from continuing operations before income taxes, minority interest, and loss attributable to capital transactions of subsidiary	$621	$77	$(460)	$(5)	$(26,970)	$(26,737)

Total assets	$43,364	$71,525	$8,799	$2,737	$(8,021)	$118,404

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

     The following is a breakdown of the Company’s revenue by segment and type of product and service:

	Three-Months Ended March 31, (In thousands)
	2004			2003

	Product	Service	Total	Product	Service	Total
Advanced Technology
Voice, data and video telecommunications networks	$8,688	$1,368	$10,056	$8,130	$1,207	$9,337
Call center and customer relationship management software	157	929	1,086	114	1,370	1,484
Implantable VeriChip	118	—	118	—	—	—
Website design and Internet access	—	—	—	88	373	461

Total	$8,963	$2,297	$11,260	$8,332	$2,950	$11,282

	Three-Months Ended March 31, (In thousands)
	2004			2003

	Product	Service	Total	Product	Service	Total
Digital Angel Corporation
Animal Applications	$7,009	$63	$7,072	$7,801	$—	$7,801
GPS and Radio Communications	3,502	197	3,699	2,699	154	2,853
Medical Systems	165	190	355	365	379	744

Total	$10,676	$450	$11,126	$10,865	$533	$11,398

	Three-Months Ended March 31, (In thousands)
	2004			2003

	Product	Service	Total	Product	Service	Total
InfoTech USA, Inc.
Computer hardware	$3,614	$—	$3,614	$1,934	$—	$1,934
Computer services	—	908	908	—	600	600

Total	$3,614	$908	$4,522	$1,934	$600	$2,534

7.     Acquisitions and Dispositions

     Share Exchange Agreement

     On August 14, 2003, the Company entered into a Share Exchange Agreement with Digital Angel Corporation. The Share Exchange Agreement represented a strategic investment by the Company, whereby the Company increased its ownership interest in Digital Angel Corporation. The Share Exchange Agreement provided for the Company to purchase 3.0 million shares of Digital Angel Corporation’s common stock at a price of $2.64 per share, and for Digital Angel Corporation to issue a warrant to the Company, referred to as the DAC Warrant, for the purchase of up to 1.0 million shares of Digital Angel Corporation’s common stock. The DAC Warrant is exercisable for five years commencing on February 1, 2004, at a price per share of $3.74, payable in cash or in shares of the Company’s

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

common stock. The purchase price for the 3.0 million shares was payable in shares of the Company’s common stock having an aggregate market value of $7.9 million. The aggregate purchase price of $7.9 million for the 3.0 million shares of Digital Angel Corporation’s common stock was based on the closing price of Digital Angel Corporation’s common stock on June 30, 2003, of $2.64 per share. On March 1, 2004, the Company issued approximately 2.0 million shares of its common stock to Digital Angel Corporation as payment for the 3.0 million shares.

     Digital Angel Corporation plans to generate cash by selling the approximately 2.0 million shares of the Company’s common stock, and as of March 31, 2004, Digital Angel Corporation generated net proceeds of approximately $1.4 million on the sale of approximately 0.5 million of the shares. Digital Angel Corporation realized a loss on the sale of the Company’s shares of $0.7 million, which is reflected in its separate financial statements included in its Form 10-Q for the quarter ended March 31, 2004. In addition, during the three-months ended March 31, 2004, Digital Angel Corporation was required to record an unrealized loss of approximately $1.9 million representing the reduction in the fair market value of the Company’s common stock on the date of the share exchange, which value was $4.00 per share, and the value as of March 31, 2004, of $2.70 per share. Future changes in the market price of the Company’s common stock will result in additional realized and unrealized gains and losses on the shares of the Company’s common stock owned by Digital Angel Corporation. Because such realized and unrealized gains and losses result from transactions in the Company’s common stock, they are eliminated upon consolidation of Digital Angel Corporation and the Company’s operating results, and accordingly, they are not reflected in the Condensed Consolidated Financial Statements. The fair value of the Company’s common stock held by Digital Angel Corporation as of March 31, 2004, of approximately $3.9 million, is reflected in the Condensed Consolidated Balance Sheets as treasury stock. Digital Angel Corporation expects that the cash generated from the sale of the approximately 2.0 million shares, along with other funds available, will be sufficient to meet its projected working capital requirements during the next twelve months.

     As of April 30, 2004, the Company owned approximately 68.5% of the outstanding common stock of Digital Angel Corporation. Digital Angel Corporation has outstanding options and warrants and it has issued debt and preferred stock, which are convertible into shares of its common stock. If all of the outstanding options and warrants and all of the convertible debt and preferred stock were converted into shares of Digital Angel Corporation’s common stock, the Company’s ownership would be less than 50%. The Company desires to maintain a controlling interest in Digital Angel Corporation, and therefore, the Company may enter into additional stock purchase agreements with Digital Angel Corporation, or it may elect in the future to buy back a portion of the outstanding shares of Digital Angel Corporation’s common stock that is does not currently own.

     Net Loss on Capital Transactions of Subsidiary and Gain/Loss Attributable to Changes in Minority Interest As a Result of Capital Transactions of Subsidiary

     Gains where realized and losses on issuances of shares of stock by the Company’s consolidated subsidiary, Digital Angel Corporation, are reflected in the Condensed Consolidated Statement of Operations. The Company determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel Corporation was appropriate since the shares issued to date were not sales of unissued shares in a public offering, the Company does not plan to reacquire the shares issued and the value of the proceeds could be objectively determined. During the three-months ended March 31, 2004 and 2003, the Company recorded losses of $2.0 million and $0.2 million, respectively, on the issuances

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

of 3.7 million and 0.3 million shares of Digital Angel Corporation’s common stock, respectively. Three million of the shares issued during the three-months ending March 31, 2004, resulted from the Share Exchange Agreement between the Company and Digital Angel Corporation more fully discussed above. The remaining 0.7 million shares issued during the three-months ended March 31, 2004, and all of the shares issued during the three-months ended March 31, 2003, resulted from the exercise of Digital Angel Corporation’s stock options. The loss represents the difference between the carrying amount of the Company’s pro-rata share of its investment in Digital Angel Corporation and the net proceeds from the issuances of the stock. In addition, the Company recorded a (gain) loss of ($2.2) million and $0.2 million during the three-months ended March 31, 2004 and 2003, respectively, attributable to changes in the minority interest ownership as a result of the capital transactions of Digital Angel Corporation. The following is a summary of the capital transactions of Digital Angel Corporation:

	Three-Months Ended March 31,

	2004	2003

	(in thousands, except per share amounts)
Issuances of common stock for stock option exercises	735	288
Issuances of common stock under Share Exchange Agreement	3,000	—

Total issuances of common stock	3,735	288

Proceeds from stock issuances	$8,910	$174
Average price per share	$2.39	$0.60
Beginning ownership percentage of Digital Angel Corporation	66.93%	73.91%
Ending ownership percentage of Digital Angel Corporation	68.47%	73.12%

Change in ownership percentage	1.54%	0.79%

Net loss on capital transactions of subsidiary(1)	$1,963	$171

(Gain) loss attributable to changes in minority interest as a result of capital transactions of subsidiary(1)	$(2,150)	$206

(1)	The Company has not provided a tax provision/benefit for the net loss on capital transactions of subsidiary and the (gain) loss attributable to changes in minority interest as a result of capital transactions of subsidiary.

     OuterLink Acquisition

     On January 22, 2004, Digital Angel Corporation completed the acquisition of OuterLink Corporation pursuant to an Agreement and Plan of Merger dated November 2, 2003, by and among Digital Angel Corporation, DA Acquisition and OuterLink. Pursuant to the terms of the agreement, OuterLink became a wholly-owned subsidiary of Digital Angel Corporation. OuterLink manufactures and markets a suite of satellite tracking systems, operates a mobile satellite data communications service, and supplies tracking software systems for mapping and messaging. The OuterLink “CP-2 system” provides real-time automated tracking, wireless data transfer, and two-way messaging with large fleets of vehicles including utility trucks, helicopters and fixed-wing aircraft, long haul trucks, service vehicles, short haul trucks,

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

and ships. OuterLink’s current customer base includes various branches of the Department of Homeland Security including the U.S. Border Patrol and U.S. Customs Service.

     The following describes the acquisition of OuterLink (in thousands):

Company Acquired	Date Acquired	Acquisition Price	Value of Digital Angel Corporation Series A Preferred Stock	Digital Angel Corporation Series A Preferred Shares Issued	Goodwill and Other Intangibles Acquired	Other Net Assets and Liabilities	Business Description
OuterLink Corporation	1/22/04	$8,400	$8,300	100	$8,393	$7	Provider of real-time, satellite-based automated tracking, wireless data transfer and two-way messaging with large fleets of vehicles.

     Under the terms of the agreement, Digital Angel Corporation issued to OuterLink 0.1 million shares of its Series A Preferred Stock. Approximately 20% of the preferred shares are being held in escrow as security for indemnified claims. The Series A Preferred Stock is convertible into four million shares of Digital Angel Corporation’s common stock when the volume weighted average price of Digital Angel Corporation’s common stock equals or exceeds $4.00 per share for ten consecutive trading days. The aggregate purchase price of $8.4 million, which represents the fair market value of the preferred stock of $8.3 million and $0.1 million of acquisition costs, was allocated to the identifiable assets and liabilities with the excess of $3.3 million recorded as goodwill. Identifiable intangible assets of approximately $5.1 million have been recorded based upon preliminary estimates as of the date of the acquisition. Any changes to the preliminary estimates during the allocation period will be reflected as an adjustment to goodwill. The valuation of the preferred stock was primarily based on historical trading history and stock prices of Digital Angel Corporation’s common stock and a marketability discount of 30%. The acquisition costs consist of legal and accounting related services that were direct costs of acquiring OuterLink. The preferred stockholders have the right to designate one director to Digital Angel Corporation’s Board of Directors prior to July 22, 2004.

     In considering the benefits of the OuterLink acquisition, the Company’s management recognized the strategic complement of OuterLink’s technologies and customer base with Digital Angel Corporation’s existing animal applications and military GPS business lines. Company management believes the acquisition provides for a strong platform for further development of Digital Angel Corporation’s capabilities in the area of high-value asset identification, tracking and condition monitoring.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

     The financial results of the OuterLink acquisition have been included in the Condensed Consolidated Financial Statements since the date of acquisition. Unaudited pro forma results of operations for the three months ended March 31, 2004 and 2003 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2003, and revenue is presented in accordance with the Company’s accounting policies. This summary is not necessarily indicative of what the result of operations of the Company would have been had it been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

(In thousands)	Three-Months Ended March 31, 2004	Three-Months Ended March 31, 2003

	Unaudited

Net operating revenue	$26,945	$25,371
Net loss from continuing operations	$(1,329)	$(27,761)
Net loss per common share - basic and diluted	$(0.03)	$(0.98)

     Sale of Digital Angel Corporation’s Medical Systems Division

     On April 19, 2004, Digital Angel Corporation sold certain assets of its Medical Systems division pursuant to an Asset Purchase Agreement. Under the terms of the Asset Purchase Agreement, MedAire, Inc. purchased substantially all the operating assets, excluding land and buildings, of the Medical Systems division for approximately $0.4 million, plus certain prepaid deposits and the cost of the pharmaceutical inventory and supplies. The assets sold include all of the tangible and intangible intellectual property developed for the operation of the division’s medical services business, including the systems, procedures, manuals, training materials and customer deliverables, pharmaceutical supplies and other inventory items, customer and supplier contracts, computer software licenses, applications and databases, internet website and domain name, mailing lists, customer records and trademarks, trade names, service marks and copyrights. The Asset Purchase Agreement excluded all other Medical Systems division’s assets, property and equipment. The Company will incur a loss of approximately $0.3 million during the three-months ended June 30, 2004, in connection with this transaction.

     In a separate transaction, Digital Angel Corporation has entered into a letter of intent to sell Medical Systems division’s real property and certain related fixed assets and expects the proceeds from the sale to be above its carrying cost. The closing is expected to occur during the second quarter of 2004.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

     The operations of the Medical Systems division will be presented as part of the Company’s discontinued operations beginning in the second quarter of 2004, in accordance with FAS 144. The Medical Systems division’s operating results for the three-months ended March 31, 2004 and 2003, were as follows:

	Three-Months Ended March 31, 2004	Three-Months Ended March 31, 2003

	(in thousands)
Revenue	$355	$744
Loss before provision for income taxes	$378	$125

8.     Discontinued Operations

     On March 1, 2001, the Company’s Board of Directors approved a plan to offer for sale its Intellesale business segment and all of its other non-core businesses. Accordingly, the operating results of these entities have been reclassified and reported as Discontinued Operations for all periods presented. As of March 1, 2004, the Company had sold or closed all of the businesses comprising Discontinued Operations.

     Liabilities of Discontinued Operations at March 31, 2004 and December 31, 2003, are as follows:

	March 31, 2004	December 31, 2003

	(in thousands)
Current Liabilities
Notes payable and current maturities of long-term debt	$26	$26
Accounts payable	4,178	4,178
Accrued expenses	1,497	5,341

Total Liabilities of Discontinued Operations	$5,701	$9,545

     During the three-months ended March 31, 2004, Discontinued Operations realized income associated with the change in estimated loss on disposal of Discontinued Operations of approximately $2.1 million as a result of a reduction in certain carrying costs, which were settled for less than previously anticipated. During the three-months ended March 31, 2003, Discontinued Operations incurred expense associated with a change in estimated operating losses accrued on the measurement date of approximately $0.2 million primarily as a result of the operations of the one remaining business unit within this group, which was sold in July 2003.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

     The following table sets forth the roll forward of the liability for carrying costs from December 31, 2003, through March 31, 2004.

Type of Cost (in thousands)	Balance December 31, 2003	Additions (Reductions)	Deductions	Balance March 31, 2004

Carrying costs	$4,913	$(2,102)	$1,735	$1,076

9.     Related Party Transactions

     On June 22, 2003, the Company borrowed $1.0 million from InfoTech USA, Inc. under the terms of a commercial loan agreement and a term note. The loan accrues interest at an annual rate of 16% and interest is payable monthly beginning on July 31, 2003, with principal and accrued interest due June 30, 2004. Under the terms of a Stock Pledge Agreement the Company has pledged 750,000 shares of the Digital Angel Corporation common stock that it owns as collateral for the loan. The proceeds of the loan were used to fund the Company’s operations.

10.     Non-Cash Stock-Based Compensation Expense

     On March 21, 2003, Richard J. Sullivan, the Company’s former Chairman of the Board of Directors and Chief Executive Officer, retired from such positions. The Company’s Board of Directors negotiated a severance agreement with Richard Sullivan under which he received a one-time payment of 5.6 million shares of the Company’s common stock. The Company issued the shares to Richard Sullivan on March 1, 2004. In addition, stock options held by him exercisable for approximately 1.1 million shares of the Company’s common stock were re-priced. The options surrendered had exercise prices ranging from $1.50 to $3.20 per share and were replaced with options exercisable at $0.10 per share. All of the re-priced options have been exercised. Richard Sullivan’s severance agreement provides that the payment of shares and re-pricing of options provided for under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. Richard Sullivan’s employment agreement had provided for:

     •  an annual salary of $450,000 and an annual bonus of not less than $140,000 for the term of his employment agreement (which was due to expire March 1, 2008, roughly five years later);

     •  supplemental compensation of $2,250,000 (to be paid in 60 equal monthly payments of $37,500 each), in the event of a termination of his employment for any reason other than a termination due to his material default under the agreement; and

     •  a lump sum payment of $12,105,000, upon the occurrence of a “Triggering Event,” defined under the employment agreement to include a change of control of the Company or Richard Sullivan ceasing to serve as the Company’s Chairman of the Board or Chief Executive Officer for any reason other than due to his material default, with the Company having the option to pay this amount in cash or in shares of its common stock or any combination of the two. In the event the Company opted to make any portion of the payment in shares of its common stock, the agreement stipulated that the common stock was to be valued at the average closing price of the stock on the Nasdaq National Market (the Company’s stock was, at the time the agreement was entered into, listed on the Nasdaq National

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Market but has since been transferred to the SmallCap) over the last five business days prior to the date of the Triggering Event.

     In total, the employment agreement obligated the Company to pay Richard Sullivan approximately $17.3 million under, or in connection with, the termination of his employment with the Company. In view of the Company’s cash constraints and its need at the time to dedicate its cash resources to satisfying its obligations to IBM Credit, the Company commenced negotiations with Richard Sullivan that led to the proposed terms of his severance agreement. The severance agreement required the Company to make approximately $3.9 million less in payments to Richard Sullivan than would have been owed to him under his employment agreement.

     On March 21, 2003, Jerome C. Artigliere, the Company’s former Senior Vice President and Chief Operating Officer, resigned from such positions. Under the terms of his severance agreement, Mr. Artigliere received 0.5 million shares of the Company’s common stock. The Company issued the shares to Mr. Artigliere on March 1, 2004. In addition, stock options held by him exercisable for approximately 0.2 million shares of the Company’s common stock were re-priced. The options surrendered had exercise prices ranging from $1.50 to $3.20 per share and were replaced with options exercisable at $0.10 per share. All of the re-priced options have been exercised. Mr. Artigliere’s severance agreement provides that the payment of shares and re-pricing of options provided under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. That agreement required the Company to make payments of approximately $1.5 million to Mr. Artigliere.

     As a result of the termination of Richard Sullivan’s employment with the Company, a provision was triggered in the Company’s severance agreement with Garrett Sullivan, the Company’s former Vice Chairman of the Board (unrelated to Richard Sullivan), at the time of his ceasing to serve in such capacity in December 2001 requiring the Company’s payment of cash under the agreement. The Company negotiated a settlement of its obligations under Garrett Sullivan’s severance agreement that required the Company to issue to Garrett Sullivan 0.8 million shares of the Company’s common stock. The Company issued the shares, valued at approximately $3.5 million, to Garrett Sullivan on February 17, 2004.

     At the annual meeting of shareholders held on July 25, 2003, the Company’s shareholders approved the issuances of the common stock and ratified the re-pricing of the options under the terms of the severance agreements with Richard J. Sullivan and Jerome C. Artigliere and approved the issuance of the common stock under the agreement entered into with Garrett Sullivan. The terms of each of the severance agreements were subject to shareholder approval, in accordance with applicable Nasdaq Stock Market rules, because the agreements: (i) were deemed to be compensatory arrangements under which the Company’s common stock was being acquired by officers or directors, and (ii) in Richard Sullivan’s case, such common stock issuance may have resulted in his potentially holding more than 20% of the outstanding shares of the Company’s common stock following the issuance of the shares and exercise of options covered by his severance agreement.

     During the three-months ended March 31, 2003, as a result of the terminations of Messrs. Sullivan and Artigliere, the Company recorded non-cash, stock-based severance expense of approximately $22.0 million, including $2.7 million of expense relating to the re-priced options. The amount of the severance expense recorded during the three-months ended March 31, 2003, was based upon the terms of the original employment agreements as discussed above. As a result of the shareholder approval of the

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

terms of the severance agreements entered into in March 2003, the Company reversed approximately $3.9 million of the $22.0 million in severance expense during the three-months ended September 30, 2003, since Richard Sullivan’s severance agreement required the Company to make approximately $3.9 million less in payments to him than would have been owed under his employment agreement. The severance expense is included in the Consolidated Statements of Operations in selling, general and administrative expense.

      The Company reversed approximately $0.4 million and $1.0 million in non-cash stock-based compensation expense during the three-months ended March 31, 2004 and 2003, respectively, due to re-pricing 1.9 million stock options during 2001. The re-priced options had original exercise prices ranging from $6.90 to $63.40 per share and were modified to change the exercise price to $1.50 per share. Due to the modification, these options are being accounted for as variable options under APB 25 and fluctuations in the Company’s common stock price result in increases and decreases of non-cash, stock-based compensation expense until the options are exercised, forfeited, modified or expired.

11.     Other Events

     The staff of the Securities and Exchange Commission’s Southeast Regional Office is conducting an informal inquiry concerning the Company. The Company is fully and voluntarily cooperating with this informal inquiry. At this point, the Company is unable to determine whether this informal inquiry may lead to potentially adverse action.

12.     Legal Proceedings

     The Company is a party to various legal proceedings and accordingly has recorded $4.1 million in reserves in its financial statements as of March 31, 2004. In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position or overall trends in results of the Company. The estimate of potential impact on the Company’s financial position, overall results of operations or cash flows for the above legal proceedings could change in the future.

      On May 20, 2002, a purported securities fraud class action was filed against the Company and one of its former directors. In the following weeks, fourteen virtually identical complaints were consolidated into a single action, In re Applied Digital Solutions Litigation, which was filed in the United States District Court for the Southern District of Florida. In March 2003, the Company entered into a memorandum of understanding to settle the pending lawsuit, which was settled in March 2004 for $5.6 million and covered entirely by proceeds from insurance.

     In February 2003, an action was filed in Middlesex County Superior Court in the Commonwealth of Massachusetts. Digital Angel Corporation’s subsidiary, OuterLink Corporation (OuterLink was acquired in January 2004, see Note 7), as well as a significant stockholder of OuterLink and a principal of the significant stockholder are named as defendants. Such principal was a director of OuterLink. The complaint alleged breach of an August 25, 1999 employment contract. The plaintiff was President and Chief Executive Officer of OuterLink from July 1999 through August 2002. The Complaint seeks damages based principally on a contractual severance provision that allegedly provided for four months of compensation for every year or fraction thereof served prior to termination. At the time of

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

termination, the complaint alleges that the plaintiff’s salary was approximately $0.3 million per year. The Defendants answered denying all liability and asserting a counterclaim. Discovery will be completed in this matter shortly, and the Defendants intend to vigorously defend this matter and pursue their counterclaim. The ultimate outcome of this proceeding cannot be predicted at this time, and the Company is currently unable to determine the potential effect of this litigation on its consolidated financial position, results of operations or cash flows.

     In June 2002, eResearch Technology, Inc. f/k/a Premier Research Worldwide, Ltd. (“ERT”) commenced a proceeding in the United States District Court for the District of New Jersey against U.S. Bank National Association (“US Bank”) and Digital Angel Corporation. This suit was commenced to pursue alleged damages of approximately $0.4 million due to the Digital Angel Corporation and US Bank’s alleged failure to register transfers of restricted shares of Digital Angel Corporation common stock sold by ERT in May 2002. Digital Angel Corporation has agreed to indemnify US Bank for all damages and reasonable costs relating to this litigation. Digital Angel Corporation has asserted a counterclaim against ERT based on ERT’s breach of a license agreement and service agreements between the parties that resulted in the original issuance of approximately 0.6 million restricted shares of Digital Angel Corporation’s common stock to ERT. The damages to Digital Angel Corporation exceed $4.0 million and this amount does not include the share of profits, which Digital Angel Corporation seeks to recover had ERT not breached the agreements. Further, the alleged damages sought by the Plaintiff in this matter do not take into account plaintiff’s duty to mitigate damages which if discharged would have resulted in a profit to ERT. The ultimate outcome of this proceeding cannot be predicted at this time, and the Company is currently unable to determine the potential effect of this litigation on its consolidated financial position, results of operations or cash flows.

     In February 2004, Electronic Identification Devices, Ltd. (“EID”) commenced a Declaratory Judgment Action against Digital Angel Corporation in the United States District Court for the Western District of Texas. This action seeks a declaration of patent non-infringement relating to Digital Angel Corporation’s syringe implantable identification transponders. Monetary damages are not being sought. The lawsuit alleges that Plaintiff EID has developed a new transponder that it believes does not infringe on Digital Angel Corporation’s patent. The lawsuit acknowledges that Digital Angel Corporation obtained a Judgment of Infringement and two Contempt Orders against EID based on selling certain systems that infringed on Digital Angel Corporation’s patent in 1997, 1998 and 1999. Digital Angel Corporation has not yet answered the Complaint and the ultimate outcome of this proceeding cannot be predicted at this time.

13.     Subsequent Events

     Employment Agreement

     On April 8, 2004, the Company entered into an employment agreement with Scott R. Silverman, its Chairman of the Board and Chief Executive Officer, which became retroactively effective on January 1, 2004, and terminates five years from such effective date. The employment agreement provides for a base salary of approximately $0.3 million with minimum annual increases of 10% of the base salary, a discretionary bonus and other fringe benefits. In addition, it provides for the grant of options to acquire approximately 0.9 million shares of the Company’s common stock with exercise prices equal to the fair market value on the date of grant. To date, 0.8 million options have been granted with an exercise price of $2.57 per share. The options vest ratably over a three-year period commencing April 8, 2004 and

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

expiring on April 8, 2012. Upon termination of Mr. Silverman’s employment, certain payments become due, the amounts of which depend on the nature of the termination. In addition, the employment agreement contains a change of control provision that provides for the payment of five times the then current base salary and five times the average bonus paid to Mr. Silverman for the three full calendar years immediately prior to the change of control, or the number of years that were completed commencing on the effective date of the agreement and ending on the date of the change of control if less than three calendar years. In addition, any outstanding stock options held by Mr. Silverman as of the date of the change of control become vested and exercisable as of such date, and remain exercisable during the remaining life of the option. All severance and change of control payments made in connection with the employment agreement may be paid in shares of the Company’s common stock, subject to necessary approvals, or in cash at Mr. Silverman’s option.

     Securities Purchase Agreement with Institutional Investor

     On April 16, 2004, the Company sold 2.0 million shares, referred to as the Shares, of its common stock, par value $0.01 per share, in a private placement to an institutional investor, Satellite Strategic Finance Associates, LLC, referred to as the SSFA, under the terms of a Securities Purchase Agreement, referred to as the Agreement. The Agreement provides SSFA with a Series A Warrant, which is exercisable into an additional 1.0 million shares, referred to as the Series A Warrant Shares, of the Company’s common stock, and a Series B Warrant, which is exercisable into 0.7 million shares, referred to as the Series B Warrant Shares, of the Company’s common stock. The purchase price for the Shares was $2.749 per share and was based on the average of the daily volume weighted average price of the Company’s common stock for the period of ten trading days ending on and including April 13, 2004. The exercise price of the Series A Warrant Shares and the Series B Warrant Shares is $2.749 and $3.299 per share, respectively. The Series A Warrant may be exercised at any time, at SSFA’s option, until the 60th day following the effective date of the registration statement registering the shares, at which time it will expire. The Series B Warrant may be exercised at any time beginning on the one-year anniversary of the issue date and expiring on the sixth anniversary of such issue date. The proceeds from the sale of the Shares were approximately $5.5 million.

     The offer and sale of the securities by the Company to SSFA was exempt from the registration requirements of the Securities Act of 1933. The Company has agreed to effect the registration of the Shares, the Series A Warrant Shares and the Series B Warrant Shares pursuant to a Registration Rights Agreement.

      ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our 2003 Annual Report on Form 10-K, as amended.

     General

     Our business has evolved during the past few years. We grew significantly through acquisitions and since 1996 completed 51 acquisitions. During the last half of 2001 and during 2002, we sold or closed many of the businesses we had acquired that we believed did not enhance our strategy of becoming an advanced technology development company. These companies were primarily telephone system providers, software developers, software consultants, networking integrators, computer hardware suppliers or were engaged in other businesses or had customer bases that we believed did not promote or complement our current business strategy. Our objective is to become an advanced technology development company that focuses on a range of life enhancing, personal safeguard technologies, early warning alert systems, miniaturized power sources and security monitoring systems combined with the comprehensive data management services required to support them. To date, we have five life enhancing technology products, which are available commercially currently or which we expect to be available commercially in the future. They are Digital Angel™, Thermo Life™, VeriChip™, Bio-Thermo™ and PLD. As of March 31, 2004, our business operations consisted of the operations of five wholly-owned subsidiaries, which are collectively referred to as the Advanced Technology segment, and two majority-owned subsidiaries, Digital Angel Corporation (AMEX:DOC) and InfoTech USA, Inc. (OTC:IFTH). Currently, we own approximately 68.5% of Digital Angel Corporation and 52.5% of InfoTech USA, Inc.

     Our operating results have improved significantly during the three-months ended March 31, 2004, as compared to the three-months ended March 31, 2003. During the three-months ended March 31, 2004, we earned net income of $1.5 million, as compared to a net loss of $26.9 million for the three-months ended March 31, 2003. We incurred a loss from continuing operations for the three-months ended March 31, 2004, of $0.6 million, a significant improvement over the loss from continuing operations of $26.8 million for the three-months ended March 31, 2003. The loss for the three-months ended March 31, 2004, included a reversal of approximately $0.6 million of interest expense as a result of the revaluation of certain common stock warrants, which are settleable in shares of the Digital Angel Corporation common stock owned by us. Our operating activities used cash of $4.2 million and $3.7 million during the three-months ended March 31, 2004 and 2003, respectively. Historically, we have suffered losses and have not generated positive cash flows from operations. As of March 31, 2004, we had an accumulated deficit of $412.4 million. Our majority-owned subsidiary, Digital Angel Corporation, has suffered losses and has not generated positive cash flows from operations.

     Recent Events

     Share Exchange Agreement with Digital Angel Corporation

     On March 1, 2004, we exchanged shares of our common stock in consideration for shares of the common stock of Digital Angel Corporation under the terms of a Share Exchange Agreement dated August 14, 2003. The Share Exchange Agreement represented a strategic investment by us, whereby we increased our ownership interest in Digital Angel Corporation. The Share Exchange Agreement is more fully described in Note 7 to our Condensed Consolidated Financial Statements.

     OuterLink Acquisition

     On January 22, 2004, Digital Angel Corporation completed the acquisition of OuterLink Corporation, based in Concord, Massachusetts. OuterLink manufactures and markets a suite of satellite tracking systems, operates a mobile satellite data communications service, and supplies tracking software systems for mapping and messaging. As consideration for the acquisition, Digital Angel Corporation issued 0.1 million shares of its Series A Preferred Stock in exchange for all of the issued and outstanding shares of OuterLink’s capital stock. The acquisition is more fully described in Note 7 to the Condensed Consolidated Financial Statements.

     Reverse Stock Split

     On September 10, 2003, our shareholders approved the granting of discretionary authority to our Board of Directors for a period of twelve months to effect a reverse stock split not to exceed a ratio of 1-for-25, or to determine not to proceed with a reverse stock split. On March 12, 2004, our Board of Directors authorized a 1-for-10 reverse stock split, which was effectuated on April 5, 2004. Our Board of Directors decided to implement a reverse stock split to facilitate the continuing listing of our common stock on the SmallCap, and also to reduce the number of issued and outstanding shares, resulting, in part, from our past acquisitions, the payment of debt obligations to IBM Credit and preferred stock and debenture conversions. On April 23, 2004, the Nasdaq Stock Market notified us that we had regained compliance with the SmallCap’s minimum bid price requirement of $1.00 per share. The reverse stock split is more fully described in Note 1 to our Condensed Consolidated Financial Statements.

     Employment Agreement

     On April 8, 2004, we entered into an employment agreement with Scott R. Silverman, our Chairman of the Board and Chief Executive Officer. The agreement, which became retroactively effective on January 1, 2004, and terminates five years from the effective date, is more fully described in Note 13 to our Condensed Consolidated Financial Statements.

     Securities Purchase Agreement with Institutional Investor

     On April 16, 2004, we sold 2.0 million shares of our common stock, par value $0.01 per share, and issued 1.7 million common stock purchase warrants in a private placement to an institutional investor as more fully described in Note 13 to our Condensed Consolidated Financial Statements.

     Other

     The Staff of the Securities and Exchange Commission’s Southeast Regional Office is conducting an informal inquiry concerning us. We are fully and voluntarily cooperating with this informal inquiry. At this point, we are unable to determine whether this informal investigation may lead to potentially adverse action.

     Business Segments

     We operate in three business segments: Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc. The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. “Corporation/Eliminations” also includes certain interest income, interest expense and other income and expenses associated with corporate activities and functions. On March 1, 2001, our Board of

Directors approved a plan to sell Intellesale, Inc. and all of our other non-core businesses. The results of operations, financial condition and cash flows of Intellesale and all of our other non-core businesses have been reported as Discontinued Operations in our financial statements.

     Each of our business segments are more fully described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003, and in Note 6 to our Condensed Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

     The following table summarizes our results of operations as a percentage of net operating revenue for the three-month periods ended March 31, 2004 and 2003, and is derived from the unaudited Condensed Consolidated Statements of Operations in Part I, Item 1 of this report.

	Relationship to Revenue

	Three-Months Ended March 31,

	2004	2003

	%	%
Product revenue	86.4	83.7

Service revenue	13.6	16.3

Total revenue	100.0	100.0

Cost of products sold	72.4	68.2

Cost of services sold	50.9	48.1

Total cost of products and services sold	69.5	64.9

Gross profit	30.5	35.1

Selling, general and administrative expense	32.0	117.4

Research and development	3.4	4.8

Depreciation and amortization	2.0	1.9

Interest and other income	(1.7)	(0.9)

Interest expense	(1.2)	18.4

Loss from continuing operations before income taxes, minority interest and (gain) loss attributable to capital transactions of subsidiary	(4.1)	(106.5)

Provision (benefit) for income taxes	0.3	(0.8)

Loss from continuing operations before minority interest and (gain) loss attributable to capital transactions of subsidiary	(4.4)	(105.7)

Minority interest	(1.4)	(0.6)

Net loss on capital transactions of subsidiary	7.3	0.7

(Gain) loss attributable to changes in minority interest as a result of capital transactions of subsidiary	(8.0)	0.8

Loss from continuing operations	(2.3)	(106.7)

Income (loss) from Discontinued Operations, net of income taxes	7.8	(0.6)

Net income (loss)	5.5	(107.3)

     Our sources of revenue consist of sales of products and services from our three operating segments. Our significant sources of revenue for the three-months ended March 31, 2004, were as follows:

Sources of Revenue:	Percentage of Total Revenue

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	37.4%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel Corporation segment	27.5%

Sales of IT hardware and services from our InfoTech USA, Inc. segment	16.8%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel Corporation segment	13.8%

Other products and services	4.5%

Total	100.0%

     Our significant sources of gross profit and gross profit margin by product type for the three-months ended March 31, 2004, were as follows:

Gross Profit and Gross Profit Margin by Product Type:	Gross Profit (in thousands)	Gross Margin Percentage

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	$2,263	22.5%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel Corporation segment	2,810	38.1%

Sales of IT hardware and services from our InfoTech USA, Inc. segment	779	17.2%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel Corporation segment	1,723	46.6%

Other products and services	617	51.3%

Total	$8,192	30.5%

     Revenue

     Revenue from continuing operations for the three-months ended March 31, 2004, increased $1.8 million, or 7.0%, to $26.9 from $25.1 million for the three-months ended March 31, 2003.

     Revenue from continuing operations for the three-months ended March 31, 2004 and 2003, by segment was as follows:

	Three-Months Ended March 31, (In thousands)
	2004			2003
	Product	Service	Total	Product	Service	Total

Advanced Technology	$8,963	$2,297	$11,260	$8,332	$2,950	$11,282
Digital Angel Corporation	10,626	450	11,076	10,865	533	11,398
InfoTech USA, Inc.	3,614	908	4,522	1,934	600	2,534
Corporate / Eliminations	--	--	--	(108)	--	(108)

Total	$23,203	$3,655	$26,858	$21,023	$4,083	$25,106

     Advanced Technology’s revenue remained relatively constant for the three-months ended March 31, 2004, compared to the three-months ended March 31, 2003. Product revenue increased by $0.6 million, or 7.6%, and service revenue decreased by $0.7 million, or 22.1%. The increase in product revenue was due to an increase in government contract sales from Computer Equity Corporation. Computer Equity Corporation’s revenue accounted for 96.9% and 97.6% of this segment’s product revenue for the three-months ended March 31, 2004 and 2003, respectively. We attribute the decrease in service revenue primarily to the sale of WebNet Services, Inc., referred to as WebNet, in November 2003. WebNet’s service revenue was $0.4 million and accounted for 12.6% of this segment’s service revenue for the three-months ended March 31, 2003. We hope to grow our revenue from this segment as we realize revenue associated with Computer Equity Corporation’s CONNECTIONS and other government contracts, and we increase the sales of our VeriChip product.

     Digital Angel Corporation’s revenue decreased $0.3 million for the three-months ended March 31, 2004, compared to the three-months ended March 31, 2003. Product revenue decreased by $0.2 million, or 2.2%, and service revenue decreased by $0.1 million, or 15.6%. The majority of the decrease in revenue was due to sales to fishery industry customers, which accounted for approximately $0.7 million of the decrease. The Medical Systems division’s sales in the first quarter of 2003 included pharmaceutical sales to vessels directly related to the war in Iraq that did not occur in the first quarter of 2004, accounting for $0.4 million of the decrease. Partially offsetting the decrease in revenue was an increase in sales from the GPS and Radio Communications division’s control products, increases in the exchange rate and the inclusion of $0.3 million of revenue from OuterLink. Digital Angel Corporation acquired OuterLink on January 22, 2004. We believe that revenue will increase in the future due to the introduction in the second quarter of 2004 of a new pilot locator beacon, the inclusion of OuterLink’s revenue, and worldwide concerns over food safety and traceability. Several bills proposing the establishment of a national electronic identification program for livestock have recently been introduced in Congress. We cannot estimate the impact a national identification program would have on the Animal Application division’s revenue. However, if implemented, we think that the impact would be favorable.

     InfoTech USA, Inc.’s revenue increased $2.0 million for the three-months ended March 31, 2004, compared to the three-months ended March 31, 2003. Product revenue increased by $1.7 million, or 86.9%, and service revenue increased by $0.3 million, or 51.3%. We attribute the majority of the increase in revenue to improved market conditions and our focus on higher-end, Intel-based products, which provided us with more opportunity to sell related technical services. With the IT market conditions improving and our continued focus on higher-end, Intel-based products, we expect sales volumes to continue to increase during the current fiscal year.

     Gross Profit and Gross Profit Margin

     Gross profit from continuing operations for the three-months ended March 31, 2004, decreased $0.6 million, or 7.0%, to $8.2 million from $8.8 million for the three-months ended March 31, 2003. Gross profit margin was 30.5% and 35.1% of revenue for the three-months ended March 31, 2004 and 2003, respectively.

     Gross profit from continuing operations during the three-months ended March 31, 2004 and 2003, by segment was as follows:

	Three-Months Ended March 31, (In thousands)
	2004			2003
	Product	Service	Total	Product	Service	Total

Advanced Technology	$1,500	$1,379	$2,879	$1,286	$1,769	$3,055
Digital Angel Corporation	4,432	102	4,534	5,227	138	5,365
InfoTech USA, Inc.	465	314	779	277	211	488
Corporate / Eliminations	--	--	--	(95)	--	(95)

Total	$6,397	$1,795	$8,192	$6,695	$2,118	$8,813

     Gross profit margin from continuing operations during the three-months ended March 31, 2004 and 2003, by segment was as follows:

	Three-Months Ended March 31,
	2004			2003
	Product	Service	Total	Product	Service	Total
	%	%	%	%	%	%

Advanced Technology	16.7	60.0	25.6	15.4	60.0	27.1
Digital Angel Corporation	41.7	22.7	40.9	48.1	25.9	47.1
InfoTech USA, Inc.	12.9	34.6	17.2	14.3	35.2	19.3
Corporate / Eliminations	--	--	--	88.0	--	88.0

Total	27.6	49.1	30.5	31.8	51.9	35.1

     Advanced Technology’s gross profit decreased $0.2 million for the three-months ended March 31, 2004, and gross profit margin decreased to 25.6% from 27.1% for the three-months ended March 31, 2003. We attribute the decrease in gross profit and margins in the three-months ended March 31, 2004, primarily to a reduction in WebNet’s gross profit of approximately $0.2 million. WebNet, which earned higher margins on its sales of Internet and website based services, was sold during the fourth quarter of 2003. Also contributing to the decrease was a decrease in gross profit from sales of call center and customer relationship management software of approximately $0.2 million during the three-months ended March 31, 2004. Computer Equity Corporation contributed $2.3 million and $2.1 million of the gross profit generated by this segment during the three-months ended March 31, 2004 and 2003, respectively. We believe that Computer Equity Corporation’s gross profits will continue to increase from its 2003 levels during the remainder of 2004, and that its margins will remain in the 19% to 22% range during the remainder of 2004. Also, we hope to realize increased gross profit from sales of VeriChip during the remainder of 2004.

     Digital Angel Corporation’s gross profit decreased $0.8 million for the three-months ended March 31, 2004, and gross profit margin decreased to 40.9% for the three-months ended March 31, 2004, from 47.1% for the three-months ended March 31, 2003. The decrease in gross profit for the three months ended March 31, 2004, relates to the previously mentioned sales decrease to fishery industry customers, which accounted for approximately $0.9 million of the decrease, and approximately $0.2 million of high margin pharmaceutical sales from the Medical Systems division in the three-months ended March 31, 2003, that did not occur in the three-months ended March 31, 2004. These decreases were partially offset by increased gross profit in the GPS and Radio Communications division of approximately $0.3 million due primarily to the inclusion of gross profit from OuterLink. The decrease in gross profit margin for the three months ended March 31, 2004, relates to lower margins on OuterLink sales, and high margin engineering service revenue in the three-months ended March 31, 2003, that did not occur in the three-months ended March 31, 2004. We expect Digital Angel Corporation’s gross margins to remain relatively constant in the future.

     InfoTech USA, Inc.’s gross profit increased $0.3 million for the three-months ended March 31, 2004, and gross profit margin decreased to 17.2% for the three-months ended March 31, 2004, from 19.3% for the three-months ended March 31, 2003. The increase in gross profit was primarily due to the overall increase in revenue. We attribute the decrease in gross profit margin primarily to competitive pressures forcing product margins down. We anticipate steady margins for both products and services for the balance of the fiscal year due to the improving IT market conditions and our focus on higher end products and services.

     Selling, General and Administrative Expense

     Selling, general and administrative expense from continuing operations was $8.6 million for the three-months ended March 31, 2004, a decrease of $20.9 million, or 70.8%, from $29.5 million for the three-months ended March 31, 2003. As a percentage of total revenue, selling, general and administrative expense from continuing operations decreased to 32.0% for the three-months ended March 31, 2004, from 117.4% for the three-months ended March 31, 2003.

     Selling, general and administrative expense from continuing operations for the three-months ended March 31, 2004 and 2003, by segments was as follows:

	Three-Months Ended March 31, (in thousands)
	2004	2003
Advanced Technology	$2,047	$2,273
Digital Angel Corporation	4,421	4,001
InfoTech USA, Inc.	761	894
Corporate / Eliminations	1,375	22,300

Total	$8,604	$29,468

     Selling, general and administrative expense from continuing operations as a percentage of revenue for the three-months ended March 31, 2004 and 2003, by segments was as follows:

	Three-Months Ended March 31,
	2004	2003
	%	%
Advanced Technology	18.2	20.1
Digital Angel Corporation	39.9	35.1
InfoTech USA, Inc.	16.8	35.3
Corporate / Eliminations(1)	5.1	88.8

Total	32.0	117.4

(1)	Corporate / Eliminations percentage has been calculated as a percentage of total revenue.

     Advanced Technology’s selling general and administrative expense decreased $0.2 million, or 9.9%, to $2.0 million for the three-months ended March 31, 2004, from $2.3 million for the three-months ended March 31, 2003. Selling, general and administrative expense as a percentage of revenue decreased to 18.2% for the three-months ended March 31, 2004, as compared to 20.1% for the three-months ended March 31, 2003. We attribute the decrease primarily to the sale of WebNet in the fourth quarter of 2003, which incurred approximately $0.2 million of expense during the three-months ended March 31, 2003. We anticipate that selling, general and administrative expenses from this segment will increase with the aforementioned anticipation of increased revenues from the VeriChip product during the remainder of 2004.

     Digital Angel Corporation’s selling general and administrative expense increased $0.4 million, or 10.5%, to $4.4 million for the three-months ended March 31, 2004, from $4.0 million for the three-months ended March 31, 2003. Selling, general and administrative expense as a percentage of revenue increased to 39.9% for the three-months ended March 31, 2004, as compared to 35.1% for the three-months ended March 31, 2003. The increase in selling, general and administrative expense relates to increased consulting expenses, travel, investor relations and personnel costs, offset by decreased insurance expense. We anticipate selling, general and administrative expense to increase in the future.

     InfoTech USA, Inc.’s selling general and administrative expense decreased $0.1 million, or 14.9%, to $0.8 million for the three-months ended March 31, 2004, from $0.9 million for the three-months ended March 31, 2003. As a percentage of revenue, selling general and administrative expense decreased to 16.8% of revenue for the three-months ended March 31, 2004, from 35.3% of revenue for the three-months ended March 31, 2003. The reduction in expense was primarily due to reductions in our workforce. During the current fiscal year, as market conditions improve, our management and administrative staff is expected to be sufficient, however we may need to add additional personnel in the sales and technical areas of the business as sales volume dictates.

     “Corporate / Eliminations” selling, general and administrative expense decreased $20.9 million, or 93.8%, to $1.4 million for the three-months ended March 31, 2004, from $22.3 million for the three-months ended March 31, 2003. Included in selling, general and administrative expense for the three-months ended March 31, 2003, was severance expense of $21.8 million, which resulted from the termination of executive officers during the three-months ended March 31, 2003. (An additional $0.2 million of severance expense associated with these terminations is included in the Advance Technology segment). Partially offsetting the decrease in the three-months ended March 31, 2004, were executive bonuses of approximately $0.7 million, and the reversal of previously accrued non-cash, stock-based compensation expense of approximately $0.4 million in the three-months ended March 31, 2004, as compared to a reversal of approximately $1.0 million in the three-months ended March 31, 2003. The reversals of previously accrued non-cash, stock-based compensation expense were due to re-pricing 1.9 million stock options during 2001. The re-priced options had original exercise prices ranging from $6.90 to $63.40 per share and were modified to change the exercise price to $1.50 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and fluctuations in the Company’s common stock price result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited, modified or expired.

     Research and Development

     Research and development expense from continuing operations was $0.9 million and $1.2 million for the three-months ended March 31, 2004 and 2003, respectively. Research and development expense decreased to 3.4% of revenue for the three-months ended March 31, 2004, from 4.8% of revenue for the three-months ended March 31, 2003.

     Research and development expense from continuing operations during the three-months ended March 31, 2004 and 2003, by segments was as follows:

	Three-Months Ended March 31, (In thousands)
	2004	2003
Advanced Technology	$69	$55
Digital Angel Corporation	669	911
InfoTech USA, Inc.	--	--
Corporate/Eliminations	187	235

Total	$925	$1,201

     Research and development expense relates primarily to the development of our advanced technology products: Digital Angel, VeriChip, Thermo Life, Bio-Thermo and PLD.

     Depreciation and Amortization

     Depreciation and amortization expense from continuing operations for the three-months ended March 31, 2004 and 2003, was $0.5 million and $0.5 million, respectively. As a percentage of revenue, depreciation and amortization expense increased to 2.0% for the three-months ended March 31, 2004, from 1.9% for the three-months ended March 31, 2003.

     Depreciation and amortization expense from continuing operations during the three months ended March 31, 2004 and 2003, by segments was as follows:

	Three-Months Ended March 31, (In thousands)
	2004	2003
Advanced Technology	$57	$69
Digital Angel Corporation	404	278
InfoTech USA, Inc.	46	55
Corporate/Eliminations	32	68

Total	$539	$470

     Digital Angel Corporation’s depreciation and amortization expense increased approximately $0.1 million in the three-months ended March 31, 2004, as compared to the three-months ended March 31, 2003, primarily as a result of the acquisition of OuterLink on January 22, 2004. Depreciation and amortization expense remained relatively constant for all other segments during the three-months ended March 31, 2004, as compared to the three-months ended March 31, 2003.

     Interest and Other Income and Expense

     Interest and other income was $0.5 million and $0.2 million, for the three-months ended March 31, 2004 and 2003, respectively. Interest income is earned primarily from short-term investments and notes receivable.

     Interest expense was a credit of $0.3 million and an expense of $4.6 million for the three-months ended March 31, 2004 and 2003, respectively. Included in interest expense during the three-months ended March 31, 2004, was a credit of approximately $0.6 million related to the value of certain of our warrants which are settleable in shares of the Digital Angel Corporation common stock owned by us. Increases and decreases in the fair market value of Digital Angel Corporation’s common stock result in increases and decreases in our interest expense until the warrants are exercised, forfeited or expired. The interest expense incurred during the three-months ended March 31, 2003, related primarily to our obligations to IBM Credit, which were repaid on June 30, 2003.

     Income Taxes

     We had an effective income tax (benefit) rate of 8.4% and (0.7)% for the three-months ended March 31, 2004 and 2003, respectively. Differences in the effective income tax rate from the statutory federal income tax rate arise primarily from the recognition of net operating loss carryforwards and state taxes net of federal benefits.

RESULTS OF DISCONTINUED OPERATIONS

     On March 1, 2001, our Board of Directors approved a plan to offer for sale our Intellesale business segment and all of our other non-core businesses. Accordingly, the operating results of these entities have been reclassified and reported as Discontinued Operations for all periods presented. As of March 1, 2004, we sold or closed all of the businesses classified as Discontinued Operations.

     During the three-months ended March 31, 2004, Discontinued Operations realized income associated with the change in estimated loss on disposal of discontinued operations of approximately $2.1 million as a result of a reduction in certain carrying costs, which were settled for less than previously anticipated. During the three-months ended March 31, 2003, Discontinued Operations incurred expense associated with a change in estimated operating losses accrued on the measurement date of approximately $0.2 million primarily as a result of the operations of the one remaining business unit within this group, which was sold in July 2003.

     The following table sets forth the roll forward of the liability for carrying costs from December 31, 2003, through March 31, 2004.

Type of Cost	Balance December 31, 2003	Additions (Reductions)	Deductions	Balance March 31, 2004

Carrying costs	$4,913	$(2,102)	$1,735	$1,076

LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

     As of March 31, 2004, cash and cash equivalents totaled $9.5 million, a decrease of $0.7 million, or 6.9%, from $10.2 million at December 31, 2003.

     Operating activities used cash of $4.2 million and $3.7 million during the three-months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004, cash was used primarily for payments of accounts payable, accrued expenses, and other long-term liabilities and to fund Discontinued Operations. During the three-months ended March 31, 2003, an increase in restricted cash, an increase in accounts receivable, and purchases of inventory resulted in the use of cash from operating activities.

     Accounts and unbilled receivables, net of allowance for doubtful accounts, increased by $1.3 million, or 9.0%, to $15.8 million at March 31, 2004, from $14.5 million at December 31, 2003. We attribute the increase primarily to $0.5 million of accounts receivable acquired in the acquisition of OuterLink, and an increase in shipments by Digital Angel Corporation during the first quarter of 2004, as compared to the fourth quarter of 2003.

     Inventory levels increased by $0.7 million, or 7.4%, to $10.2 million at March 31, 2004, from $9.5 million at December 31, 2003. We attribute the increase primarily to an increase in work-in-process related to government contract projects at Computer Equity Corporation.

     Accounts payable increased by $0.7 million, or 5.1%, to $14.4 million at March 31, 2004, from $13.7 million at December 31, 2003, due primarily to the increase in inventory.

     Investing activities provided cash of $0.4 million and $0.6 million during the three-months ended March 31, 2004 and 2003, respectively. During the three-months ended March 31, 2004, cash of $0.6 million was provided from the collection of notes receivable, and cash of $0.2 million was used to purchase property and equipment. During the three-months ended March 31, 2003, cash of $1.0 million was provided from the collection of notes receivable, and cash of $0.3 million was used to purchase property and equipment.

     Financing activities provided cash of $3.2 million and $0.4 million during the three-months ended March 31, 2004 and 2003, respectively. During the three-months ended March 31, 2004, cash of $1.6 million was provided from the issuances of common shares, and $0.8 million of cash was provided by borrowings against notes payable. During the three-months ended March 31, 2003, cash was provided primarily from the issuances of common shares.

     Liquidity

     As of April 30, 2004, our consolidated cash and cash equivalents totaled $14.4 million including approximately $5.5 million from the sale of 2.0 million shares of our common stock to a private investor on April 16, 2004, as more fully described in Note 13 to our Condensed Consolidated Financial Statements. The reduced settlement payment of our debt obligations to IBM Credit in June 2003, the conversion to equity of our obligations under our 8.5% Convertible Exchangeable Debentures in November 2003, and the sale of 3.0 million shares of our common stock under a 3.0 million share offering during 2003, were major factors mitigating concerns that previously existed about our ability to continue as a going concern. We have established a management plan to guide us in achieving profitability and positive cash flows during 2004. The major components of the plan are discussed below. No assurance can be given that we will be successful in implementing the plan. Our profitability and liquidity depend on many factors including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies.

     On July 31, 2003, Digital Angel Corporation entered into a Securities Purchase Agreement to sell to Laurus Master Fund, Ltd., referred to as Laurus, a two-year Secured Convertible Note, referred to as the Convertible Note, in the original principal amount of $2.0 million and a five-year warrant to purchase up to approximately $0.1 million new shares of Digital Angel Corporation’s common stock. The Convertible Note is convertible, at Laurus’s option, into shares of Digital Angel Corporation’s common stock at a per share price of $2.33. The Convertible Note accrues interest at an annual rate equal to the higher of the prime rate plus 1.75% or 6% per annum. On August 28, 2003, Digital Angel Corporation entered into a Security Agreement with Laurus under which it may borrow from Laurus the lesser of $5.0 million or an amount that is determined based on percentages of Digital Angel Corporation’s eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement. Borrowings under the Security Agreement accrue interest at an annual rate equal to the prime rate plus 2.5%. Digital Angel Corporation had availability under the Security Agreement of $0.4 million at March 31, 2004.

     The InfoTech USA, Inc. segment finances its accounts receivable and inventory. Its current financing arrangement with IBM Credit provides financing on inventory purchases up to $1.8 million. Borrowing for purchases is based upon 75% of all eligible receivables due within 90 days and up to 100% of all eligible inventories. Interest for balances not paid within the interest free period provided in the agreements accrues at prime plus 4.4%. Borrowings under the financing arrangement with IBM Credit were $1.7 million at March 31, 2004. On September 5, 2003, InfoTech USA, Inc. received a letter from IBM Credit constituting their formal notice of termination of the agreement. The effective date of such termination, which was originally set for March 10, 2004, has been extended until June 18, 2004. InfoTech USA, Inc. is currently in the process of securing other financing and expects to replace the IBM Credit financing arrangement prior to the termination date set by IBM Credit. InfoTech USA, Inc. believes that its present financing arrangement with IBM Credit, its current cash position, the expected replacement of the IBM Credit agreement, and the repayment by us of our $1.0 million loan from InfoTech, USA, Inc., which is due on June 30, 2004, will provide InfoTech USA, Inc. with sufficient capital for the next twelve months. However, if InfoTech USA, Inc. is not successful in obtaining a replacement for the IBM Credit financing arrangement, which is needed to fund its operations in the coming year and beyond, it could have a material adverse impact on our financial condition, results of operations and cash flows.

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

  Third, we will attempt to obtain the necessary approvals to expand the market for the VeriChip product in order to improve the product’s salability;

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

     We have established a management plan to assist us in achieving profitability and positive cash flows over the twelve-months ending December 31, 2004. The major components of our plan are as follows:

  to attempt to establish a sustainable positive cash flow business model;

  to attempt to produce additional cash flow and revenue from our advanced technology products - Digital Angel™, Thermo Life™, VeriChip™, Bio-Thermo™ and PLD;

  to generate additional liquidity through divestiture of business units and assets that are not critical to us;

  to position Digital Angel Corporation for growth under the leadership of its new management team and through strategic acquisitions such as the recent OuterLink acquisition;

  to generate additional liquidity for Digital Angel Corporation through transactions such as the Share Exchange Agreement between us and Digital Angel Corporation; and

  to attempt to pair VeriChip Corporation with a complementary company that will bring experinced management, revenue and a synergistic customer base.

     Our management believes that the above plan can be effectively implemented. As of March 31, 2004, we had a working capital deficiency. However, a significant portion of the past due liabilities associated with the Discontinued Operations and All Other business units have not been guaranteed by us and/or we do not intend to repay such liabilities in cash during the next twelve months. Therefore, notwithstanding our working capital deficiency, we believe that with our current cash position, our expectation about the achievement of our management plan, and the reliance on our various other sources of liquidity as discussed below, we should have sufficient working capital to satisfy our needs over the next twelve months.

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

     The specific components and the approximate amount of funds we anticipate we will need to continue operating for the next twelve months are as follows:

  To fund operations (excluding research and development) - none, as we expect to achieve cash flow from operations exclusive of research and development expense;

  To fund research and development - approximately $4.0 million;

  To fund capital expenditures - approximately $1.5 million; and

  To fund principal debt payments - approximately $7.3 million.

     The nature of our business is such that it does not require a material cash outlay for capital expenditures, and we have no plans to make significant investments in capital expenditures for the next twelve months. We estimate that our Advanced Technology segment’s capital expenditures for the next twelve months will be approximately $0.5 million, that Digital Angel Corporation’s capital expenditures for the next twelve months will be approximately $1.0 million and that InfoTech USA, Inc.’s capital expenditures for the next twelve months will be de minimus. For 2004, we anticipate the cash outlay for our research and development efforts relating to our advanced technology products to be approximately $1.0 million and that Digital Angel Corporation’s cash outlay for such efforts will be approximately $3.0 million. InfoTech USA, Inc. does not currently incur research and development expense.

     Contractual Obligations

     The following table sets forth our aggregate contractual cash obligations as of March 31, 2004:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)
Notes payable, long-term debt and other long-term liabilities	$9,873	$7,324	$337	$124	$2,088

Operating leases	20,181	1,302	1,654	1,262	15,963

Employment related contracts	3,667	1,300	1,707	660	--

Total contractual cash obligations	$33,721	$9,926	$3,698	$2,046	$18,051

     Sources of Liquidity

     Our sources of liquidity may include proceeds from the sale of common stock and preferred shares, proceeds from the sale of businesses, proceeds from the sale of the Digital Angel Corporation common stock owned by us, proceeds from the sale of our common stock issued to Digital Angel Corporation under the Share Exchange Agreement, proceeds from the exercise of stock options and warrants, proceeds from accounts receivable and inventory financing arrangements, and the raising of capital through the private placement or public offering of our debt or equity securities. However, these options may not be available, or if available, they may not be on favorable terms. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.

     Outlook

     We are constantly looking for ways to maximize shareholder value. As such, we are continually seeking operational efficiencies and synergies within our operating segments as well as evaluating acquisitions of businesses and customer bases which complement our operations. These strategic initiatives may include acquisitions, raising additional funds through debt or equity offerings, or the divestiture of business units that are not critical to our long-term strategy or other restructuring or rationalization of existing operations. We will continue to review all alternatives to ensure maximum appreciation of our shareholders’ investments. However, initiatives may not be found, or if found, they may not be on terms favorable to us.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (“FIN 46”), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities, other than SPEs. The adoption of FIN 46 did not have any impact on our financial condition, results of operations or cash flows.

     In May 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have any impact on our current financial position or our results of operations.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FAS 150). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We adopted the provisions of FAS 150 effective July 1, 2003. The adoption of FAS 150 did not have any impact on our financial position or results of operations.

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

     Forward-Looking Statements and Associated Risk

     This Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. All forward-looking statements in this Form 10-Q are made only as of the date of this report, and we do not undertake any obligation to update these forward-looking statements even though circumstances may change in the future.

     Forward-looking statements include, but are not limited to:

  our working capital requirements over the next twelve months;

  our growth strategies including, without limitation, our ability to deploy our products and services including Digital Angel™, Thermo Life™, VeriChip™, Bio-Thermo™ and PLD;

  anticipated trends in our business and demographics;

  our ability to obtain regulatory agencies’ approvals including but not limited to FDA approval regarding VeriChip;

  our ability to hire and retain skilled personnel;

  relationships with and dependence on technological partners;

  uncertainties relating to customer plans and commitments;

  our ability to successfully integrate the business operations of acquired companies;

  our future profitability and liquidity;

  governmental export and import policies, global trade policies, worldwide political stability and economic growth; and

  regulatory, competitive or other economic influences.

     In some cases, you can identify forward-looking statements by terms such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “projects,” “target,” “goal,” “plans,” “objective,” “may,” “should,” “could,” “would,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “hopes,” and similar expressions intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from estimates or forecasts contained in the forward-looking statements. Some of these risks and uncertainties are beyond our control.

     We have a history of operating losses and negative cash flows and we may not become profitable in the future, which could ultimately result in our inability to continue operations in the normal course of business.

     Historically we have suffered losses and have not generated positive cash flows from operations. As of March 31, 2004 and December 31, 2003, as a result of the reduced settlement payment of the our debt obligations to IBM Credit in June 2003, the conversion to equity of our obligations under the Debentures in November 2003, the sale of 3.0 million shares of our common stock under our 3.0 million share offering during 2003, and the sale of 2.0 million shares of our common stock to a private institutional investor in April 2004, we have mitigated the substantial doubt that had previously existed regarding our ability to continue as a going concern.

     We incurred a net loss from continuing operations for the three-months ended March 31, 2004 of $0.6 million. Excluding a gain on the extinguishment of debt of $70.1 million, we incurred a net loss from continuing operations for the year ended December 31, 2003 of $66.5 million and we incurred net losses from continuing operations of $113.9 million and $188.6 million for the years ended December 31, 2002 and 2001, respectively. Our consolidated operating activities used cash of $4.2, $11.4 million, $3.9 million and $18.0 million during the three-months ended March 31, 2004, and during 2003, 2002 and 2001, respectively. We have funded our operating cash requirements, as well as our capital needs, during these periods with the proceeds from our investing and/or our financing activities.

     As of March 31, 2004, we reported minimal revenues from the sales of our Digital Angel™, VeriChip™ and Bio Thermo™ products, and we have had no sales of our Thermo Life™ and PLD products. As of March 31, 2004, we had a consolidated cash balance of $10.3 million, including restricted cash of $0.8 million, which we believe, along with other sources of funds, will provide us with sufficient working capital during the next twelve months. However, beyond that time frame, we believe that absent significant improvement in the sales of these advanced technology products, our business operations are unlikely to provide sufficient cash flow to support our operational requirements. Our profitability and liquidity depend on many factors including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies. Our ability to achieve profitability and/or generate positive cash flows from operations is predicated upon numerous factors with varying levels of importance including:

  First, we will attempt to successfully implement our business plans, manage expenditures according to our budget, and generate positive cash flow from operations;

  Second, we will attempt to develop an effective marketing and sales strategy in order to grow our business and compete successfully in our markets;

  Third, we will attempt to obtain the necessary approvals to expand the market for the VeriChip product in order to improve the product’s salability;

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

     Our operating activities did not provide positive cash flow during the three-months ended March 31, 2004, and during 2003, 2002 and 2001. Our sources of liquidity may include proceeds from the sale of common stock and preferred shares, proceeds from the sale of businesses, proceeds from the sale of the Digital Angel Corporation common stock owned by us, proceeds from the sale of the Company’s stock issued to Digital Angel Corporation under the Share Exchange Agreement, proceeds from accounts receivable and inventory financing arrangements, proceeds from the exercise of stock options and warrants, and the raising of other forms of debt or equity through private placement or public offerings, which may not be available to us on favorable terms. In the future, if we fail to generate positive cash flow from operations, it will have a materially adverse effect on our business, financial condition and results of operations.

     Our stock price has been volatile and has decreased significantly over the past few years, and you may be unable to resell your shares at or above the price at which you acquired them.

     Since January 1, 2000, the price per share of our common stock has ranged from a high of $180.00 to a low of $0.30, or $18.00 and $0.03, respectively, on a pre-stock split basis. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined over the past few years in part due to our operating performance. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Declines in the market price of our common stock could affect our access to capital, which may impact our ability to continue as a going concern. In addition, declines in the price of our common stock may harm employee morale and retention, curtail investment opportunities presented to us, and negatively impact other aspects of our business. As a result of these declines, you may be unable to resell your shares at or above the price at which you acquired them.

     Because of recent periods of volatility in the market price of our securities, we face a heightened risk of securities class action litigation, which could significantly harm our business operations and financial condition.

     Because of recent periods of volatility in the market price of our securities, we face a heightened risk of securities class action litigation. In March 2004, the United States District Court for the Southern District of Florida approved the settlement of a purported securities fraud class action covered entirely by insurance proceeds, which was filed against us and one of our former directors. While the class action was settled, additional litigation of this type could result in substantial costs and a diversion of management’s attention and resources, which could significantly harm our business operations and financial condition.

     We may be required to issue additional shares of our common stock in connection with prior agreements, and as a result, your investment in our common stock may be further diluted.

     As of April 30, 2004, there were 52,483,008 shares of our common stock outstanding. Since January 1, 2001, we have issued a net aggregate of 42,334,338 shares of common stock, including the following:

  9,726,163 shares issued in connection with acquisitions of businesses and assets;

  6,481,063 shares issued upon conversion of our Series C Preferred Stock;

  2,769,959 shares issued in connection with our 8.5% Convertible Exchangeable Debentures;

  7,996,558 shares issued in connection with two best-efforts offerings of our common stock through the efforts of a placement agent J.P. Carey Securities, Inc.;

  6,825,000 shares issued in connection with three severance agreements with our former officers and directors;

  1,980,000 shares issued to Digital Angel Corporation under the terms of the Share Exchange Agreement; and

  2,000,000 shares issued to a private institutional investor under the terms of a Securities Purchase Agreement.

     We have effected, and will likely continue to effect, acquisitions and contracts for services through the issuance of shares of our common stock or our other equity securities. Such issuances of additional securities may be dilutive to the value of our common stock and may have a material adverse impact on the market price of our common stock.

     We have issued and outstanding a significant number of derivative securities and the exercise of these options and warrants may adversely affect the market price of shares of our common stock, and could have a negative impact on the value of your investment in our common stock.

     As of April 30, 2004, there were outstanding warrants and options to acquire up to 5,987,361 additional shares of our common stock. In addition, as of April 30, 2004, we had 582,891 additional shares of our common stock available to be issued in the future under our Employee Stock Purchase Plan. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon exercise could have a negative impact on the value of your investment in our common stock.

     We have made significant changes to our business model and have expanded into different product lines including new unproven technologies and our new business model may not be successful.

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

     Approximately $10.1 million, or 89.3%, $37.1 million, or 83.2%, $31.3 million, or 74.7%, and $27.4 million, or 61.5%, of our Advanced Technology segment’s revenue for the three-months ended March 31, 2004 and for the years 2003, 2002 and 2001, respectively, were generated by our wholly-owned subsidiary, Computer Equity Corporation. Approximately 98.5%, 99.3%, 99.1% and 77.7% of Computer Equity Corporation’s revenue for the three-months ended March 31, 2004 and for the years 2003, 2002 and 2001, respectively, were generated through sales to various agencies of the United States federal government. Computer Equity Corporation provides telecommunications products and services and holds less than one percent of the federal telecommunications market share. Computer Equity Corporation’s business is highly competitive, and we expect that the competitive pressures it faces will not diminish in the future. Many of our competitors have greater financial, technological, marketing and other resources than we do. The loss of, or a significant reduction in, federal telecommunications orders could have a material adverse effect on our financial condition and results of operations.

     Digital Angel Corporation competes with other companies in the visual and electronic identification market, and the products sold by its competitors could become more popular than its products or render its products obsolete, which could have a material adverse affect on our financial condition and results of operations.

     The market for visual and electronic identification for companion animals and livestock is highly competitive. We believe that our principal competitors in the visual identification market for livestock are AllFlex USA and Y-Tex Corporation, and that our principal competitors in the electronic identification market that have developed permanent electronic identification devices for the companion animal market are AllFlex USA, Datamars SA and Avid Plc. In addition, other companies could enter this line of business in the future. Some of Digital Angel Corporation’s competitors have substantially greater financial and other resources than it does. Digital Angel Corporation may not be able to compete successfully with those competitors, and those competitors may develop or market technologies and products that are more widely accepted than Digital Angel Corporation’s products or that could render its products obsolete or noncompetitive, which could have a material adverse affect on our financial condition and results of operations.

     Our Digital Angel Corporation’s Animal Applications division relies heavily on sales to government contractors, and any decline in the demand by these customers for its products could negatively affect our business.

     The principal customers for electronic identification devices for fish are government contractors that rely on funding from the United States government. Because the contractors rely heavily on government funds, any decline in the availability of such funds could result in a decreased demand by these contractors for Digital Angel Corporation’s products. Any decrease in demand by such customers could have a material adverse effect on our financial condition and results of operations.

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

     On March 31, 2004, the book value of our inventory was $10.2 million as compared to a book value of $9.5 million as of December 31, 2003. We attribute the increase to an increase in work-in-process related to government contract projects. Our success depends in part on our ability to purchase inventory at attractive prices relative to its resale value and our ability to turn our inventory rapidly through sales. If we pay too much or hold inventory too long, we may be forced to sell our inventory at a discount or at a loss or write down its value, and our business could be materially adversely affected.

     Digital Angel Corporation may not have sufficient funds to repay its obligations to Laurus Master Fund when they become due.

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

     The terms of Digital Angel Corporation’s debt obligations to Laurus subject us to the risk of foreclosure on substantially all of Digital Angel Corporation’s assets.

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

     Currently, the InfoTech USA, Inc. segment finances its accounts receivable and inventory through a financing arrangement with IBM Credit, which provides financing on inventory purchases up to $1.8 million. Borrowing for purchases is based upon 75% of all eligible receivables due within 90 days and up to 100% of all eligible inventories. Borrowings under the financing arrangement with IBM Credit were $1.7 million at March 31, 2004. On September 5, 2003, InfoTech USA, Inc. received a letter from IBM Credit constituting their formal notice of termination of the agreement. The effective date of such termination, which was originally set for March 10, 2004, has been extended until June 18, 2004. InfoTech USA, Inc. is currently in the process of securing other financing and expects to replace its financing arrangement. However, if InfoTech USA, Inc. is not successful in obtaining a replacement for the IBM Credit financing arrangement, which is needed to fund its operations in the coming year and beyond, InfoTech USA, Inc. may not be able to continue in the ordinary course of business, which could have a material adverse impact on our financial condition, results of operations and cash flows.

     Digital Angel Corporation’s issuances of shares of its common stock to third parties give rise to a reduction of our ownership interest and may result in significant losses, which could adversely affect our financial condition and results of operations.

Gains where realizable and losses on issuance of shares of stock by our consolidated subsidiary, Digital Angel Corporation, are reflected in our Consolidated Statement of Operations. These gains and losses result from the difference between the carrying amount of the pro-rata share of our investment in Digital Angel Corporation and the net proceeds from the issuances of the stock. In the past, the issuances of stock to third parties by Digital Angel Corporation have also given rise to losses as a result of the reduction of our ownership interest in Digital Angel Corporation. Future stock issuances to third parties by Digital Angel Corporation, including upon the exercise of stock options and warrants, the conversion of debt, or the conversion of Digital Angel Corporation’s Series A Preferred Stock issued in connection with its acquisition of OuterLink Corporation, will further dilute our ownership percentage, which may give rise to significant losses. If we incur such losses, and/or become unable to consolidate the operations of Digital Angel Corporation, it could have a material adverse impact on our financial condition and results of operations.

     Digital Angel Corporation depends on a single production arrangement with Raytheon Corporation for our patented syringe-injectable microchips without the benefit of a formal written agreement, and the loss of or any significant reduction in the production could have an adverse effect on our business.

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

     We are party to various legal actions as either plaintiff or defendant. The ultimate outcome of these actions and the estimates of the potential future impact on our financial position, cash flows or results of operations for these proceedings could have a material adverse effect on our business. In addition, we will continue to incur additional legal costs in connection with pursuing and defending such actions.

     Our intellectual property rights or patent rights might not provide protection and might be invalid or unenforceable.

     Our ability to commercialize any of our products under development will depend, in part, on our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties. The patent applications licensed to or owned by us may not result in issued patents, patent protection may not be secured for any particular technology, any patents that have been or may be issued to us may not be valid or enforceable and patents issued may not provide meaningful protection to us. Furthermore, we do not own the VeriChip technology that is produced under patents #6,400,338 and #5,211,129. This technology is owned by Digital Angel Corporation and licensed to VeriChip Corporation under an exclusive product and technology license with a remaining term through March 2013. VeriChip Corporation may be unable to retain licensing rights for the use of these patents beyond the licensing period or the license may be terminated early.

     Our failure to comply with applicable regulatory requirements regarding VeriChip can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution.

     Some of our current or future products may be subject to government regulation and, in some cases, pre-approval. By letter dated October 17, 2002, the FDA issued a determination that the VeriChip product is not a medical device under Section 513(g) of the Federal Food, Drug and Cosmetic Act with respect to its intended security, financial and personal identification/safety applications. However, the FDA further stated in its determination letter that with respect to the use of the VeriChip product in health information applications, VeriChip is a medical device subject to the FDA’s jurisdiction. On November 8, 2002, we received a letter from the FDA, based upon correspondence from us to the FDA, warning us not to market VeriChip for medical applications. While we currently intend to market and distribute the VeriChip product for security, financial and personal identification/safety applications, in the future, we plan to expand our marketing and distribution efforts to healthcare information applications of the product, subject to any and all necessary FDA and other approvals. Our future failure to comply with the applicable regulatory requirements could, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution, any of which could have a material adverse effect on us.

     Digital Angel Corporation is subject to government regulation and any action on the part of regulators could have a material adverse effect on Digital Angel Corporation’s business.

     Digital Angel Corporation is subject to federal, state and local regulation in the United States and other countries, and it cannot predict the extent to which it may be affected by future legislative and other regulatory developments concerning its products and markets. Digital Angel Corporation develops, assembles and markets a broad line of electronic and visual identification devices for the companion animal, livestock and wildlife markets. Digital Angel Corporation’s readers must and do comply with the FCC Part 15 Regulations for Electromagnetic Emissions, and the insecticide products purchased and resold by Digital Angel Corporation have been approved by the U.S. Environmental Protection Agency (EPA) and are produced under EPA regulations. Sales of insecticide products are incidental to Digital Angel Corporation’s primary business and do not represent a material part of its operations or revenues. Digital Angel Corporation’s products also are subject to compliance with foreign government agency requirements. Digital Angel Corporation’s contracts with its distributors generally require the distributor to obtain all necessary regulatory approvals from the governments of the countries into which they sell Digital Angel Corporation’s products. However, any such approval may be subject to significant delays. Some regulators also have the authority to revoke approval of previously approved products for cause, to request recalls of products and to close manufacturing plants in response to violations. Any actions by these regulators could materially adversely effect Digital Angel Corporation’s business.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In connection with Digital Angel Corporation’s United Kingdom subsidiary, we have operations and sales in various regions of the world. Additionally, we export and import to and from other countries. Our operations may therefore be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses are denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors.

     We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. As of March 31, 2004, our debt consisted of Digital Angel Corporation’s borrowing under its loan agreements with Laurus, and mortgage notes and capitalized leases with fixed implicit interest rates. Digital Angel Corporation’s borrowings under its loan agreements with Laurus bear interest at prime plus 1.75% to prime plus 2.75%. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are short-term.

     Due to the nature of our short-term investments, and the de minimus amounts of our foreign currency gains and losses, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosure is required.

     The table below presents the principal amount and weighted-average interest rate for our debt portfolio:

Dollars in Millions	Carrying Value at March 31, 2004

Total notes payable and long-term debt	$9.9
Notes payable bearing interest at fixed interest rates	$3.3
Weighted-average interest rate on notes payable and long-term debt during the three-months ended March 31, 2004	8.5%

ITEM 4.  CONTROLS AND PROCEDURES

     (a)    Evaluation of Disclosure Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 15d - 15(e)) as of the end of the quarterly period ended March 31, 2004. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of reasonable assurance.

     (b)    Internal Control Over Financial Reporting

     There have not been any changes in the Company’s internal controls over financial reporting identified in connection with an evaluation thereof that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We, and certain of our subsidiaries, are parties to various legal actions as either plaintiff or defendant and accordingly, have recorded certain reserves in our financial statements as of March 31, 2004. In our opinion, these proceedings are not likely to have a material adverse affect on our financial position, our cash flows or our overall trends in results. The estimate of the potential impact on our financial position, our overall results of operations or our cash flows for these proceedings could change in the future. See Note 12 of our Condensed Consolidated Financial Statements for a description of certain of these proceedings.

ITEM 2.  CHANGES IN SECURITIES

     Recent Sales of Unregistered Securities

     The following table lists all unregistered securities sold by the Company between January 1, 2004, and March 31, 2004. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or Rule 506 of Regulation D promulgated thereunder.

Name/Entity/Nature	Date of Sale	Aggregate Amount of Consideration	Number of Persons	Note	Issued For	Number of Common Shares
Employee and Director	Jan-Mar 2004	N/A	2	1	Stock Options	35,000

Total						35,000

1. Represents stock options granted outside of a plan as an inducement to employment.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

  (a)    Reports on Form 8-K

(i)	Current Report on Form 8-K filed with the Commission on March 16, 2004, under Item 9. “Regulation FD” containing our earning release dated March 15, 2004;

(ii)	Current Report on Form 8-K filed with the Commission on April 5, 2004, under Item 5. “Other Events” reporting our 1-for-10 reverse stock split; and

(iii)	Current Report on Form 8-K filed with the Commission on April 15, 2004, under Item 5. “Other Events” reporting the terms of a securities purchase agreement between Satellite Strategic Finance Associates, LLC and us.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED DIGITAL SOLUTIONS, INC. (Registrant)

Dated: May 4, 2004	By: /S/ EVAN C. MCKEOWN Evan C. McKeown Senior Vice President, Chief Financial Officer

EXHIBITS

2.1	Agreement of Purchase and Sale dated as of June 4, 1999 by and among Intellesale.com, Inc., Applied Cellular Technology, Inc., David Romano and Eric Limont (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999, as amended on August 12, 1999)

2.2	Amendment No. 1 to the Agreement of Purchase and Sale, dated as of June 9, 1999 by and among Intellesale.com, Inc., Applied Cellular Technology, Inc., David Romano and Eric Limont (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999, as amended on August 12, 1999)

2.3	Agreement and Plan of Merger, dated April 24, 2000, by and among the Applied Digital Solutions, Inc., Digital Angel Corporation and Destron Fearing Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 1, 2000)

2.4	Agreement dated as of November 28, 1999 by and between AT&T Canada Corp. and TigerTel, Inc. (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 13, 1999, as amended on December 22, 1999 and January 11, 2000)

2.5	Agreement and Plan of Merger dated as of June 30, 2000 by and among the Applied Digital Solutions, Inc. and Compec Acquisition Corp. and Computer Equity Corporation and John G. Ballenger, Christopher J. Ballenger and Frederick M. Henschel (incorporated by reference to Exhibit 2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 14, 2000, as amended on September 11, 2000)

2.6	Agreement and Plan of Merger dated as of October 18, 2000, by and among the Applied Digital Solutions, Inc. and PDS Acquisition Corp., and Pacific Decision Sciences Corporation, and H&K Vasa Family 1999 Limited Partnership, H&K Vasa Family 2000 Limited Partnership, David Dorret, and David Englund (incorporated by reference to Exhibit 2 to the registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2000, as amended on December 29, 2000)

2.7	MCY Agreement dated as of October 19, 2000 by and between MCY.com, Inc. and Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 2 to the registrant’s Current Report on Form 8-K filed with the Commission on December 5, 2000)

2.8	Agreement and Plan of Merger, dated July 1, 2000, by and among Applied Digital Solutions, Inc., Web Serve Acquisition Corp., WebNet Services, Inc., Steven P. Couture, Jeffery M. Couture and Raymond D. Maggi (incorporated by reference to Exhibit 2.8 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003, filed with the Commission on December 11, 2003)

2.9	Agreement and Plan of Merger, dated November 2, 2003, by and among Digital Angel Corporation, DA Acquisition, Inc. and OuterLink Corporation (incorporated herein by reference to Exhibit 2.9 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

3.1	Amended and Restated Bylaws of the Company dated March 31, 1998 (incorporated by reference to Exhibit 3.4 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 filed with the Commission on August 14, 2002)

3.2	Amendment to Bylaws of the Company dated April 4, 2002 (incorporated by reference to Exhibit 3.4 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 filed with the Commission on August 14, 2002)

3.3	Second Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Post-Effective Amendment No. 1 on Form S-1 to Registration Statement (Form S-3 File No. 333-64605) filed with the Commission on June 24, 1999)

3.4	Amendment of Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Missouri on September 5, 2000 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s
54
Post-Effective Amendment No. 3 on Form S-3 to Registration Statement on Form S-4 (File No. 333-38420-02) filed with the Commission on September 29, 2000)

3.5	Amendment of Second Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on July 18, 2001 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 17, 2001)

3.6	Second Restated Articles of Incorporation, of the Registrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Post-Effective Amendment No. 1 on Form S-1 to Registration Statement (Form S-3 File No. 333-64605) filed with the Commission on June 24, 1999)

3.7	Amendment of Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Missouri on September 5, 2000 (incorporated herein by reference to Exhibit 4.3 to the registrant’s Post-Effective Amendment No. 3 on Form S-3 to Registration Statement on Form S-4 (File No. 333-38420-02) filed with the Commission on September 29, 2000)

3.8	Amendment of Second Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on July 18, 2001 (incorporated herein by reference to Exhibit 4.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 17, 2001)

3.9	Third Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on December 20, 2002 (incorporated by reference to Exhibit 4.4 to the registrant’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on February 6, 2003)

3.10	Certificate of Designation of Preferences of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 26, 2000)

3.11	Amended and Restated Bylaws of the Registrant dated March 31, 1998 (incorporated by reference to Exhibit 3.4 to the registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 filed with the Commission on August 14, 2002)

3.12	Amended and Restated Bylaws of the Registrant dated March 31, 1998 (incorporated by reference to Exhibit 4.7 to the registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on April 11, 2003)

3.13	Fourth Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on August 26, 2003 (incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-1 (File No. 333-108338) filed with the Commission on August 28, 2003)

3.14	Amendment of Fourth Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on March 19, 2004**

10.1	1996 Non-Qualified Stock Option Plan of Applied Cellular Technology, Inc., as amended through June 13, 1998 (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-91999) filed with the Commission on December 2, 1999)

10.2	Applied Digital Solutions, Inc. 1999 Employees Stock Purchase Plan, as amended through September 23, 1999 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-88421) filed with the Commission on October 4, 1999)

10.3	Applied Digital Solutions, Inc. 1999 Flexible Stock Plan (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-92327) filed with the Commission on December 8, 1999)

10.4	Credit Agreement between Applied Digital Solutions, Inc. and State Street Bank and Trust Company dated as of August 25, 1998 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 16, 1998)
55
10.5	First Amendment to Credit Agreement between Applied Digital Solutions, Inc. and State Street Bank and Trust Company dated as of February 4, 1999 (incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 1999)

10.6	Richard J. Sullivan Employment Agreement (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 30, 2000)*

10.7	Garrett A. Sullivan Employment Agreement (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 30, 2000)*

10.8	Letter Agreement, dated December 30, 2001, between Applied Digital Solutions, Inc. and Garrett A. Sullivan (incorporated by reference to Exhibit 10.13 to the registrant’s Amendment to the Registration Statement on Form S-1 (File No. 333-75928) filed with the Commission on February 8, 2002)*

10.9	Jerome C. Artigliere Employment Agreement (incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K filed with the Commission on April 10, 2001)*

10.10	Mercedes Walton Employment Agreement (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K filed with the Commission on April 10, 2001)*

10.11	David I. Beckett Employment Agreement (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed with the Commission on April 10, 2001)*

10.12	Michael E. Krawitz Employment Agreement (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K filed with the Commission on April 10, 2001)*

10.13	Dr. Peter Zhou Employment Agreement (incorporated by reference to Exhibit 10.19 to the registrant’s Amendment to the Registration Statement on Form S-1 (File No. 333-75928) filed with the Commission on February 8, 2002)*

10.14	Securities Purchase Agreement, dated as of October 24, 2000, relating to the Registrant’s Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.15	Form of warrant to purchase common stock of the Registrant issued to the holders of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.16	Registration Rights Agreement between the Registrant and the holders of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.17	Lock-Up Agreement dated as of November 28, 1999 by and between AT&T Canada Corp. and Applied Digital Solutions, Inc. (incorporated by reference to the Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the Commission on December 13, 1999, as amended on December 22, 1999 and January 11, 2000)

10.18	Voting Agreement by and among Applied Digital Solutions, Inc. and certain security holders of Destron Fearing Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 1, 2000)

10.19	Third Amended and Restated Term Credit Agreement dated March 1, 2002 among Applied Digital Solutions, Inc., Digital Angel Share Trust and IBM Credit Corporation (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2002)

10.20	Waiver Agreement from IBM Credit Corporation, waiving existing defaults under the Third Amended and Restated Term Credit Agreement as of June 30, 2002 (incorporated herein by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on August 27, 2002)
56
10.21	Amendment to The Third Amended and Restated Term Credit Agreement dated as of September 30, 2002, amending certain financial covenants under the Third Amended and Restated Term Credit Agreement (incorporated herein by reference to Exhibit 10.21 to the registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on November 5, 2002)

10.22	Amendment to The Third Amended and Restated Term Credit Agreement dated as of November 1, 2002, amending certain financial covenants under the Third Amended and Restated Term Credit Agreement (incorporated herein by reference to Exhibit 10.22 to the registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on November 5, 2002)

10.23	Warrant Agreement between Applied Digital Solutions, Inc. and IBM Credit Corporation dated August 21, 2002 (incorporated herein by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on August 27, 2002)

10.24	Warrant Agreement between VeriChip Corporation and IBM Credit Corporation dated August 21, 2002 (incorporated herein by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on August 27, 2002)

10.25	Agreement of Settlement and Release by and between Applied Digital Solutions, Inc. and John G. Ballenger, Christopher J. Ballenger and Frederick M. Henschel, dated July 17, 2002 (incorporated herein by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on August 27, 2002)

10.26	Amendment to Agreement of Settlement and Release by and between Applied Digital Solutions, Inc. and John G. Ballenger, Christopher J. Ballenger and Frederick M. Henschel, dated August 23, 2002 (incorporated herein by reference to Exhibit 10.24 to the registrant’s Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on August 27, 2002)

10.27	Summary of Terms and Conditions setting forth the terms and conditions of the Forbearance Agreement among IBM Credit LLC, Applied Digital Solutions, Inc., Digital Angel Share Trust, and their applicable subsidiaries (if any) dated March 24, 2003 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2002)

10.28	Forbearance Agreement, Consent and Amendment, dated as of April 2, 2003, with respect to the Third Amended and Restated Credit Agreement, dated as of March 1, 2002 and amended as of September 30, 2002 and November 1, 2002 (as amended, supplemented, restated or otherwise modified through the date hereof, the “Credit Agreement”), among IBM Credit LLC, a Delaware limited liability company, formerly IBM Credit Corporation (“IBM Credit”), Applied Digital Solutions, Inc., a Missouri corporation (“ADS” or the “Tranche B Borrower”), Digital Angel Share Trust, a Delaware statutory business trust (in such capacity, the “Trust”; in its capacity as a Borrower, the “Tranche A Borrower”; and together with the Tranche B Borrower, the “Borrowers”) and the other Loan Parties party thereto (incorporated herein by reference to Exhibit 10.27 to the registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on April 11, 2003)

10.29	Letter Agreement between Applied Digital Solutions, Inc. and R.J. Sullivan dated March 24, 2003 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2003)*

10.30	Letter Agreement between Applied Digital Solutions, Inc. and J.C. Artigliere dated March 24, 2003 (incorporated herein by reference to Exhibit 10.29 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2003)*

10.31	Placement Agency Agreement by and between Applied Digital Solutions, Inc. and J.P. Carey Securities Inc. (incorporated herein by reference to Exhibit 10.31 to the registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on April 17, 2003)

10.32	Securities Purchase Agreement among Applied Digital Solutions, Inc. and the Purchasers, dated June 30, 2003 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)
57
10.33	Form of 8.5% Convertible Exchangeable Debentures Due November 1, 2005, between Applied Digital Solutions, Inc. and each of the Purchasers (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)

10.34	Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)

10.35	Amend and Restated Trust Agreement dated June 30, 2003, between Wilmington Trust Company and Applied Digital Solutions, Inc. (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)

10.36	Security Agreement among Applied Digital Solutions, Inc., Computer Equity Corporation and the Secured Parties (incorporated herein by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)

10.37	Pledge Agreement made by Applied Digital Solutions, Inc. in favor of the investors (incorporated herein by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)

10.38	Registration Rights Agreement among Applied Digital Solutions, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)

10.39	Share Exchange Agreement between Applied Digital Solutions, Inc. and Digital Angel Corporation dated August 14, 2003 (incorporated herein by reference to Exhibit 10.30 to the registrant’s Registration Statement on Form S-1 (File No. 333-109512) filed with the Commission on October 6, 2003)

10.40	Securities Purchase Agreement between Applied Digital Solutions, Inc. and First Investors Holding Co., Inc. dated September 19, 2003, (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 22, 2003)

10.41	Securities Purchase Agreement between Applied Digital Solutions, Inc. and Magellan International LTD dated September 19, 2003, (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on September 22, 2003)

10.42	Securities Purchase Agreement between Applied Digital Solutions, Inc. and Cranshire Capital, LP dated September 19, 2003, (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on September 22, 2003)

10.43	Form of letter agreement between Applied Digital Solutions, Inc. and each of the Purchasers (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2003)

10.44	Letter Agreement between Applied Digital Solutions, Inc. and G.A. Sullivan (incorporated herein by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003, filed with the Commission on December 11, 2003)*

10.45	Amendment to Letter Agreement between Applied Digital Solutions, Inc. and G.A. Sullivan (incorporated herein by reference to Exhibit 10.45 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)*

10.46	International Distribution Agreement, dated March 8, 2003, by and between VeriChip Corporation and the Company La Font, Ltda. (incorporated herein by reference to Exhibit 10.46 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003, filed with the Commission on December 11, 2003)

10.47	International Distribution Agreement, dated March 8, 2003, by and between VeriChip Corporation and RussGPS, Ltd. (incorporated herein by reference to Exhibit 10.47 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2003, filed with the Commission on December 11, 2003)
58
10.48	Securities Purchase Agreement, dated May 8, 2003, by and between Applied Digital Solutions, Inc. and Cranshire Capital, L.P. (incorporated herein by reference to Exhibit 10.48 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.49	Securities Purchase Agreement, dated May 8, 2003, by and between Applied Digital Solutions, Inc. and Magellan International Ltd. (incorporated herein by reference to Exhibit 10.49 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.50	Securities Purchase Agreement, dated May 22, 2003, by and between Applied Digital Solution, Inc. and Cranshire Capital, L.P. (incorporated herein by reference to Exhibit 10.50 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.51	Securities Purchase Agreement, dated May 22, 2003, by and between Applied Digital Solution, Inc. and Magellan International Ltd. (incorporated herein by reference to Exhibit 10.51 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.52	Securities Purchase Agreement, dated June 4, 2003, by and between Applied Digital Solution, Inc. and Cranshire Capital, L.P. (incorporated herein by reference to Exhibit 10.52 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.53	Securities Purchase Agreement, dated June 4, 2003, by and between Applied Digital Solution, Inc. and Magellan International Ltd. (incorporated herein by reference to Exhibit 10.53 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.54	United States Postal Service Contract, effective June 16, 2003, by and between United States Postal Service and Government Telecommunications, Inc. (incorporated herein by reference to Exhibit 10.54 the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.55	Blanket Purchase Agreement by and between United States Department of Agriculture and Government Telecommunications, Inc. (incorporated herein by reference to Exhibit 10.55 the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.56	International Distribution Agreement, dated September 10, 2003, by and between VeriChip Corporation and Metro Risk Management LLC, for the territory of Brazil (incorporated herein by reference to Exhibit 10.56 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2003, filed with the Commission on December 11, 2003)

10.57	Master Product Purchase Agreement, dated September 5, 2003, by and between VeriChip Corporation and Metro Risk Management, for the territory of the State of New York (incorporated herein by reference to Exhibit 10.57 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2003, filed with the Commission on December 11, 2003)

10.58	2003 Flexible Stock Plan (incorporated herein by reference to Appendix E of the registrant’s Proxy Statement filed with the Commission on June 10, 2003)

10.59	International Distribution Agreement, dated September 25, 2002, by and between VeriChip Corporation and Sistemas de Proteccion Integral de Mexico, S.A. de C.V. (incorporated herein by reference to Exhibit 10.32 of the registrant’s Annual Report on Form 10K/A filed with the Commission on December 11, 2003)

10.60	International Distribution Agreement, dated September 3, 2003, by and between VeriChip Corporation and
59
Metro Risk Management LLC, for the territories including Argentina, Chile, Paraguay, Uruguay, and Spain (incorporated herein by reference to Exhibit 10.60 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2003, filed with the Commission on December 11, 2003)

10.61	International Distribution Agreement, dated August 20, 2003, by and between VeriChip Corporation and Metro Risk Management LLC, for the territory of Ecuador (incorporated herein by reference to Exhibit 10.61 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2003, filed with the Commission on December 11, 2003)

10.62	International Distribution Agreement, dated March 8, 2003, by and between VeriChip Corporation and the Company La Font, Ltda., for the territory of Columbia (incorporated herein by reference to Exhibit 10.61 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.63	International Distribution Agreement, dated September 25, 2003, by and between VeriChip Corporation and Digital Applied Technology Associates (incorporated herein by reference to Exhibit 10.63 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.64	International Distribution Agreement, dated March 9, 2004, by and between VeriChip Corporation and Sodiacol S.A.**

10.65	Master Product Purchasing Agreement, dated January 22, 2004, by and between VeriChip Corporation and Universal Microchip Inc.**

10.66	International Distribution Agreement, dated March 15, 2004, by and between VeriChip Corporation and CyberTek Puerto Inc.**

10.67	Master Product Purchasing Agreement, dated March 5, 2004, by and between VeriChip Corporation and Digital Applied Technologies**

10.68	Scott R. Silverman Employment Agreement entered into on April 8, 2004*,**

31.1	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)**

31.2	Certification by Evan C. McKeown, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)**

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* -Management contract or compensatory plan.
** -Filed herewith.