Form 10-K/A
period 2003-12-31
APPLIED DIGITAL SOLUTIONS INC
filed 2004-05-21
CIK 924642

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 15, 2004, AND
---------------------------------------------------------------------------
                AS AMENDED ON MARCH 16, 2004 AND MAY 21, 2004
                ---------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                           ----------------------
                              FORM 10-K/A NO. 2


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

At June 30, 2003, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, based upon the closing price of our stock on that date of $6.00 per share was approximately $210,156,950.

At March 10, 2004, 50,289,399 shares of our common stock were outstanding. The market value of our common stock held by non-affiliates on March 10, 2004, was $170,555,604.

Documents Incorporated by Reference:  None.

EXPLANATORY NOTE

The Registrant hereby amends its Annual Report on Form 10-K, as amended, for the year ended December 31, 2003, filed by the Registrant on March 16, 2004, to retroactively adjust all share related information for a 1-for-10 reverse stock split, which was effectuated on April 5, 2004. This amendment also provides additional information in Part III and corrects typographical errors.

                              Table of Contents

Item    Description                                                  Page

        Part I

1.      Business                                                       3

2.      Properties                                                    38

3.      Legal Proceedings                                             39

4.      Submission of Matters to a Vote of Security Holders           40

        Part II

5.      Market Price of the Registrant's Common Equity and
         Related Stockholder Matters                                  41

6.      Selected Financial Data                                       43

7.      Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          46

7a.     Quantitative and Qualitative Disclosures About Market
         Risk                                                         81

8.      Financial Statements and Supplementary Data                   81

9.      Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosures                         82

9a.     Controls and Procedures                                       84

        Part III

10.     Directors and Executive Officers of the Registrant            85

11.     Executive Compensation                                        89

12.     Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                   96

13.     Certain Relationships and Related Transactions               102

14.     Principal Accountants Services and Fees                      104

        Part IV

15.     Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K                                                    105

        Signatures                                                   106

        Certifications

PART I

ITEM 1. BUSINESS

   See "Risk Factors" beginning on page 26.

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

   The reduced settlement payment of our debt obligations to IBM
Credit LLC ("IBM Credit"), the conversion to equity of our obligations under our 8.5% Convertible Exchangeable Debentures (the "Debentures"), and the sale of 3.0 million shares of our common stock under our 3.0 million share offering, have been major factors mitigating concerns that existed about our ability to continue as a going concern. Our profitability and liquidity depend on many factors including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies. We have established a management plan intending to guide us in achieving profitability and positive cash flows over the twelve months ending December 31, 2003, however, no assurance can be given that such plan will be realized. The major components of our plan are discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources from Continuing Operations."

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

   Each of these technologies is more fully discussed below beginning on page 13.

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

   Digital Angel Corporation Segment

   Our Digital Angel Corporation segment develops and deploys sensor and communications technologies that enable rapid and accurate identification, location tracking, and condition monitoring of animals and high-value mobile assets. Applications for Digital Angel Corporation's products include the identification and monitoring of pets, fish and livestock through its patented visual identification tags and implantable microchips, location tracking and message monitoring of vehicles and aircraft in remote locations through systems that integrate GPS and geosynchronous satellite communications, and monitoring of asset conditions such as temperature and movement, through advanced miniature sensors. Before March 27, 2002, the business of Digital Angel Corporation was operated in four divisions: Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other. With the acquisition of MAS on March 27, 2002, Digital Angel Corporation re-organized into four new divisions: Animal Applications (formerly Animal Tracking), Wireless and Monitoring (a combination of the former Digital Angel Technology and the Digital Angel Delivery System segments), GPS and Radio Communications (formerly Radio Communications and Other), and Medical Systems (formerly Physician Call Center and Other). Medical Systems represents the business activity of MAS. On January 22, 2004, Digital Angel Corporation acquired OuterLink Corporation ("OuterLink"), as more fully discussed on page 18.

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

   RECENT EVENTS

   Reverse Stock Split

   On September 10, 2003, our shareholders approved the granting of discretionary authority to our Board of Directors for a period of twelve months to effect a reverse stock split not to exceed a ratio of 1-for 25, or to determine not to proceed with a reverse stock split. On March 12, 2004, our Board of Directors authorized a 1-for-10 reverse stock split, which was effectuated on April 5, 2004. As a result of the reverse stock split, the par value of our common stock increased from $0.001 to $0.01 per share. In conjunction with the reverse stock split, our Board of Directors authorized a reduction in the number of authorized shares of our common stock from
560.0 million to 125.0 million. All share information provided in this Annual Report on Form 10-K/A has been retroactively adjusted to reflect the reverse stock split.

   Our Board of Directors approved the reverse stock split to facilitate the continuing listing of our common stock on the SmallCap, and also to reduce the number of issued and outstanding shares of the Company's common stock, resulting, in part, from the Company's past acquisitions, the payment of debt obligations to IBM Credit and preferred stock and Debenture conversions.

   Share Exchange Agreement with Digital Angel Corporation

   On March 1, 2004, we exchanged shares of our common stock in consideration for shares of the common stock of Digital Angel Corporation under the terms of a Share Exchange Agreement dated August 14, 2003. The Share Exchange Agreement represented a strategic investment by us, whereby we increased our ownership interest in Digital Angel Corporation. As of August 14, 2003, we believed that Digital Angel Corporation's common stock was undervalued, and we desire to maintain a controlling interest in Digital Angel Corporation. Therefore, we consider the additional investment in Digital Angel
Corporation to be a strategically advantageous undertaking. Under the terms of the Share Exchange Agreement, we purchased 3.0 million new shares of Digital Angel Corporation's common stock for $2.64 per share and we received a warrant to purchase up to 1.0 million shares of Digital Angel
Corporation's common stock for a period of five years from February 1, 2004, at an exercise price of $3.74 per share. The aggregate purchase price for the 3.0 million shares was $7.9 million. The purchase price was payable in
1.98 million shares of our common stock.

   The aggregate purchase price of $7.9 million for the 3.0 million shares of Digital Angel Corporation's common stock was based on the closing price of Digital Angel Corporation's common stock on June 30,

2003, of $2.64 per share. This price was used because we and Digital Angel Corporation felt that this was a fair price and because it reflected the market price of Digital Angel Corporation's common stock before any impact that may have resulted from the Debentures as a result of the Debentures holders potentially hedging their position in Digital Angel Corporation's common stock, and thereby affecting the market price of Digital Angel Corporation's common stock. The Debentures are more fully described below. Pursuant to the terms of the Share Exchange Agreement, we were required to file a registration statement covering the sale of the 1.98 million shares of our common stock. The registration statement registering the shares was declared effective on February 17, 2004. Digital Angel Corporation expects to generate cash by selling the 1.98 million shares of the Company's common stock. Digital Angel Corporation expects that the cash generated, along with other funds available, will be sufficient to meet its projected working capital requirements for the next 12 months.

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

   OTHER DEVELOPMENTS

   Securities Purchase Agreements Dated September 30, 2003 and
December 2, 2003

   During 2003, we offered 3.0 million shares of our common stock in a public offering registered under the Securities Act of 1933. J.P. Carey Securities, Inc. acted as our placement agent for the offering. We sold an aggregate of 2.2 million of these shares under the terms of three separate Securities Purchase Agreements entered into on September 19, 2003, with each of First Investors Holding Co., Inc., Magellan International LTD and Cranshire Capital, LP., resulting in gross proceeds to us of approximately $8.0 million before deduction of the 2.0% placement agency fee. In addition, we sold an aggregate of up to 0.8 million of the shares under eight separate Securities Purchase Agreements entered into on December 2, 2003, as amended, with each of First Investors Holding Co., Inc., Magellan International LTD, Elliott Associates, L.P., Islandia, L.P., Midsummer Investment, Ltd., Omicron Master Trust, Portside Growth and Opportunity Fund and Elliott International L.P., resulting in aggregate gross proceeds to us of approximately $2.9 million before deduction of the 2.0% placement agency fee. As of March 10, 2004, we have used approximately $4.3 million of the total net proceeds of approximately $10.7 from the 3.0 million share offering. We intend to use the remaining net proceeds from the 3.0 million share offering for general corporate purposes (including working capital requirements, sales and marketing and capital expenditures). Our liquidity and capital requirements are more fully discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources from Continuing Operations."

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

   Funding for $30.0 Million Payment to IBM Credit

   Funding for the $30.0 million payment to IBM Credit consisted of $17.8 million in net proceeds from the sales of an aggregate of 5.0 million shares of our common stock, $10.0 million in net proceeds from the issuance of our Debentures, and $2.2 million from cash on hand.

   The 5.0 million shares of our common stock were offered on a best efforts basis through the efforts of a placement agent J.P. Carey Securities, Inc. under the terms of a placement agency agreement. We agreed to pay J.P. Carey Securities, Inc. a 3% placement agency fee. In connection with this offering, on May 8, 2003, May 22, 2003 and June 4, 2003, we entered into Securities Purchase Agreements with Cranshire Capital, L.P. and Magellan International Ltd. The Securities Purchase Agreements provided for Cranshire Capital L.P. and Magellan International Ltd. to purchase an aggregate of 2.0 million shares and 3.0 million shares of our common stock, respectively, resulting in net proceeds to us of $17.8 million, after deduction of the 3% placement agency fee.

   Issuance of 8.5% Convertible Exchangeable Debentures

   On June 30, 2003, we entered into the Debenture Agreement ("the Agreement") with certain Purchasers, collectively referred to herein as the Purchasers or the Debenture holders. In connection with the Agreement, we issued to the Purchasers the Debentures due November 1, 2005. Subject to the terms under the various agreements, the Debentures were convertible into shares of our common stock or exchangeable for shares of the Digital Angel Corporation common stock owned by us, or a combination thereof, at the Purchasers' option prior to the maturity date of November 1, 2005. On November 12, 2003, we announced that we had entered into a letter agreement with the Debentures holders. Under the letter agreement, the Debenture holders were required to convert a minimum of 50% of the outstanding principal amount of the Debentures, plus all accrued and unpaid interest, into shares of our common stock on November 12, 2003, the First Conversion Date, at a conversion price of $3.50 per share. In addition, the Purchasers were required to convert any remaining outstanding principal amount of the Debentures plus accrued interest on or before November 19, 2003, the Second Conversion Date. The conversion price for the Second Conversion Date was 84% of the volume weighted average trading price of our common stock for the five trading days prior to November 17, 2003, which average was $4.406. As of November 19, 2003, the total principal amount of the Debentures has been converted, and accordingly, our obligations under the Debentures have been satisfied in full. We have issued an aggregate of 2.8 million shares of our common stock in connection with the conversions taking place on the First and Second Conversion Dates. In addition, in connection with the exchange of a portion of the Debentures, we have issued an aggregate of 0.3 million shares of the Digital Angel Corporation common stock that we owned.

   In connection with the Debentures, we have granted to the Purchasers warrants (the "Warrants") to acquire approximately 0.5 million shares of our common stock, or 0.95 million shares of Digital Angel Corporation's common stock currently outstanding and owned by us, or a combination of shares from both companies, at the Purchasers' option. The exercise prices are $5.64 and $3.178 for our common stock and Digital Angel Corporation's common stock, respectively. The Warrants are subject to anti-dilution provisions, vest immediately and are exercisable through June 30, 2007.

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

   As a result of the repayment of all of the Debentures, the unamortized balance of the original issue discount and debt issue costs of approximately $4.2 million was recorded as interest expense during the fourth quarter of 2003. In addition, as a result of the difference between the original conversion price under the Agreement of $5.15 per share, and the revised conversion prices per the terms of the letter agreement, which averaged $3.51 per share, we recorded additional beneficial conversion feature of approximately $4.5 million during the fourth quarter of 2003. This additional beneficial conversion feature was recorded as interest expense and an increase in additional-paid in capital. Thus, during the fourth quarter of 2003, we incurred $8.7 million in total non-cash stock-based interest expense as a result of the conversions of the Debentures under the terms of the letter agreement.

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

   Severance Agreements

   On March 21, 2003, Richard J. Sullivan, our then Chairman of the
Board of Directors and Chief Executive Officer, retired from such positions. Our Board of Directors negotiated a severance agreement with Richard Sullivan under which he received a one-time payment of 5.6 million shares of our common stock. We issued the shares to Richard Sullivan on March 1, 2004. In addition, stock options held by him exercisable for approximately 1.1 million shares of our common stock were re-priced. The options surrendered had exercise prices ranging from $1.50 to $3.20 per share and were replaced with options exercisable at $0.10 per share. All of the re-priced options have been exercised. Richard Sullivan's severance agreement provides that the payment of shares and re-pricing of options provided for under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. Richard Sullivan's employment agreement provided for:

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

   On March 21, 2003, Jerome C. Artigliere, our then Senior Vice
President and Chief Operating Officer, resigned from such positions. Under the terms of his severance agreement, Mr. Artigliere received approximately
0.5 million shares of our common stock. We issued the shares to Mr. Artigliere on March 1, 2004. In addition, stock options held by him exercisable for approximately 0.2 million shares of our common stock were re-priced. The options surrendered had exercise prices ranging from $1.50 to $3.20 per share and were replaced with options exercisable at $0.10 per share. All of the re-priced options have been exercised. Mr. Artigliere's severance agreement provides that the payment of shares and re-pricing of options provided under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. That agreement required us to make payments of approximately $1.5 million to Mr. Artigliere.

   As a result of the termination of Richard Sullivan's employment with us, a "triggering event" provision in the severance agreement we entered into with Garrett Sullivan, our former Vice Chairman of the Board, (who is not related to Richard Sullivan) at the time of his ceasing to serve in such capacity in December 2001, has been triggered. We negotiated a settlement of our obligations under Garrett Sullivan's severance agreement that required us to issue to Garrett Sullivan approximately 0.8 million shares of our common stock. We issued the shares, valued at $3.5 million, to Garrett Sullivan on February 17, 2004.

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


   Historically we have suffered losses and have not generated positive cash flows from operations.  This raised doubt in the past
about our ability to continue as a going concern.   As of December 31,
2003, as a result of the reduced settlement payment of the our debt obligations to IBM, the conversion to equity of our obligations under the Debentures, and the sale of 3.0 million shares of our common stock under our 3.0 million share offering, we have mitigated the substantial doubt regarding our ability to continue as a going concern.

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

   On March 21, 2003, we entered into severance agreements with Richard J. Sullivan, our then Chairman of the Board of Directors and Chief Executive Officer, and Jerry C. Artigliere, our then Senior Vice President and Chief Operating Officer. The severance agreements provided for the issuance of 5.6 million and approximately 0.5 million shares of our common stock to Richard Sullivan and Jerome Artigliere, respectively. We issued the shares to Richard Sullivan and Jerome Artigliere on March 1, 2004. In addition, stock options held by Richard Sullivan and Jerome Artigliere, which were exercisable for approximately 1.1 and 0.2 million shares of our common stock, respectively, were re-priced. The options surrendered had exercise prices ranging from $1.50 to $3.20 per share and were replaced with options exercisable at $0.10 per share, all of which have been exercised. As a result of the termination of Richard Sullivan's employment with us, a "triggering event" provision in the severance agreement we entered into with Garrett Sullivan, our former Vice Chairman of the Board (who is not related to Richard Sullivan), at the time of Garrett Sullivan's ceasing to serve in such capacity in December 2001, has been triggered. We negotiated a settlement of our obligations under Garrett Sullivan's severance agreement that required us to issue to him 0.8 million shares of our common stock. We issued the shares to Garrett Sullivan on February 17, 2004. The issuance of these shares to our former executive officers and directors, which have been approved by our shareholders, have resulted in an increase in the total number of our shares outstanding and, as a result, your investment in our common stock has been further diluted, and you may be unable to resell your shares at or above the price at which you acquired them.

   OUR STOCK PRICE HAS BEEN VOLATILE AND HAS DECREASED SIGNIFICANTLY OVER THE PAST FEW YEARS, AND YOU MAY BE UNABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE AT WHICH YOU ACQUIRED THEM.

   Since January 1, 2000, the price per share of our common stock has ranged from a high of $180.00 to a low of $0.30, ($18.00 and $0.03, respectively, on a pre-reverse stock split basis). The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined over the past few years in part due to our operating performance. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Declines in the market price of our common stock could affect our access to capital, which may impact our ability to continue as a going concern. In addition, declines in the price of our common stock may harm employee morale and retention, curtail investment opportunities presented to us, and negatively impact other aspects of our business. As a result of these declines, you may be unable to resell your shares at or above the price at which you acquired them.

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

   As of March 10, 2004, there were 50,289,399 shares of our common stock outstanding. Since January 1, 2001, we have issued a net aggregate of 40,140,729 shares of common stock, of which

   * 9,726,163 shares were issued in connection with acquisitions of businesses and assets;
   *    6,481,063 shares were issued upon conversion of our Series C
        Preferred Stock;
   *    2,769,960 shares were issued in connection with the Debentures;
   * 7,996,558 shares were issued in connection with two best-efforts offerings of our common stock through the efforts of a placement agent J.P. Carey Securities, Inc.;
   * 6,825,000 shares were issued in connection with three severance agreements with our former officers and directors; and
   * 1,980,000 shares were issued to Digital Angel Corporation under the terms of the Share Exchange Agreement.

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


   As of March 10, 2004, there were outstanding warrants and options to acquire up to 3,680,455 additional shares of our common stock. In addition, as of March 10, 2004, we had 757,450 additional shares of our common stock available to be issued in the future under our stock option plans, and we had 588,629 additional shares of our common stock available to be issued in the future under our Employee Stock Purchase Plan. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon exercise could have a negative impact on the value of your investment in our common stock.

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

   Gains where realizable and losses on issuance of shares of stock by our consolidated subsidiary, Digital Angel Corporation, are reflected in our Consolidated Statements of Operations. These gains and losses result from the difference between the carrying amount of the pro-rata share of our investment in Digital Angel Corporation and the net proceeds from the issuances of the stock. In the past, the issuances of stock to third parties by Digital Angel Corporation have also given rise to losses as a result of the reduction of our interest ownership in Digital Angel Corporation. Future stock issuances to third parties by

Digital Angel Corporation, including upon the exercise of stock options and warrants, the conversions of debt or the conversion of Digital Angel Corporation's Series A Preferred Stock issued in connection with the OuterLink acquisition, will further dilute our ownership percentage, which may give rise to significant losses, and/or our inability to consolidate the operations of Digital Angel Corporation. If we incur such losses and/or become unable to consolidate the operation of Digital Angel Corporation, it could have a material adverse impact on our financial condition and results of operations.

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

   IF WE DO NOT PREVAIL IN ONGOING LITIGATION WE MAY BE REQUIRED TO PAY SUBSTANTIAL DAMAGES.

   In addition to the litigation described under Legal Proceedings beginning on page 39, we are party to various legal actions as either plaintiff or defendant in the ordinary course of business. The ultimate outcome of these actions and the estimates of the potential future impact on our financial position, cash flows or results of operations for these proceedings could have a material adverse effect on our business. In addition, we will continue to incur additional legal costs in connection with pursuing and defending such actions.

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

   On January 31, 2002, Treeline, Inc. filed a complaint in the Common Pleas Court of Cuyahoga County, Ohio against us, and one of our subsidiaries, STR, Inc., now known as ARJANG, Inc. ("STR") and another defendant who was formerly an executive of STR, alleging that STR breached its lease agreement with Treeline, Inc. in connection with a facility no longer being used by us. On May 15, 2003, we settled the dispute with Treeline, Inc., subject to certain conditions subsequent. The settlement provided for the issuance of
0.1 million shares of our common stock, subject to price protection provisions under the settlement agreement. The Securities and Exchange Commission declared our registration statement registering the 0.1 million shares issued in connection with this settlement effective on September 10, 2003.

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

   The following table shows (on a post-reverse stock split basis), for the periods indicated, the high and low sales prices per share of our common stock based on published financial sources.

                                              HIGH        LOW
                                              ----        ---
     2002
     First Quarter                          $ 5.50       $2.80
     Second Quarter                          24.00        2.90
     Third Quarter                            8.40        0.30
     Fourth Quarter                           7.00        3.60

     2003
     First Quarter                           $6.40       $1.80
     Second Quarter                           6.10        3.50
     Third Quarter                            5.50        3.70
     Fourth Quarter                           5.00        2.80

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

                                                  Aggregate                                           Number of
                                                  Amount of    Number of                                Common
      Name/Entity/Nature         Date of Sale   Consideration   Persons    Note     Issued For          Shares
-----------------------------------------------------------------------------------------------------------------
Steven Couture                  October 2003      $138,832         1       (1)      Earnout             32,611
Jeffrey Couture                 October 2003       134,750         1       (1)      Earnout             31,652
Raymond Maggi                   October 2003       134,750         1       (1)      Earnout             31,652
Applied Digital Solutions,
Inc.'s Directors, Officers and                                                      Employee stock
Employees                       November 2003           --      Various    (2)      options            672,000

Dan Penni                       November 2003       42,000         1       (3)      Services             9,333
Art Noterman                    November 2003       39,356         1       (3)      Services             8,746
Connie Weaver                   November 2003       47,778         1       (3)      Services            10,617
Angela Sullivan                 November 2003       10,000         1       (3)      Services             2,222
Michael Zarriello               November 2003       11,034         1       (3)      Services             2,452
                                                -------------                                       -------------
  Total                                           $558,500                                             801,285
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
                                             =======      =========    =========     =========     ========

EARNINGS (LOSS) PER SHARE ADJUSTED FOR THE REVERSE STOCK SPLIT

   On March 12, 2004, our Board of Directors authorized a 1-for-10 reverse stock split which was effectuated on April 5, 2004. The reverse stock split had the effect of reducing the number of issued and outstanding shares of our common stock, and accordingly, earnings (loss) per share increased as a result of the decrease in the weighted average shares outstanding. The following presents our basic and diluted earnings (loss) per share giving retroactive effect to the reverse stock split:

                                                         FOR THE FISCAL YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------
                                               2003          2002         2001           2000        1999
                                               ----          ----         ----           ----        ----
Net income (loss) per common share - basic:
  Continuing operations                      $  0.10       $  (4.23)   $  (11.71)    $   (5.20)    $   0.52
  Discontinued operations                      (0.01)          0.05        (0.97)       (13.00)        0.64
                                             -------       --------    ---------     ---------     --------
    Net income (loss) per common
     share-basic                             $  0.09       $  (4.18)   $  (12.68)    $  (18.20)    $   1.16
                                             =======       ========    =========     =========     ========

Net income (loss) per common share -
 diluted:
  Continuing operations                      $  0.09       $  (4.23)   $  (11.71)    $   (5.20)    $   0.48
  Discontinued operations                      (0.01)          0.05        (0.97)       (13.00)        0.60
                                             -------       --------    ---------     ---------     --------
    Net income (loss) per common
     share-diluted                           $  0.08       $  (4.18)   $  (12.68)    $  (18.20)    $   1.08
                                             =======       ========    =========     =========     ========

Average common shares outstanding:
  Basic                                       36,178         26,923       17,001         6,382        4,681
  Diluted                                     37,299         26,923       17,001         6,382        5,009


                                                                   AS OF DECEMBER 31,
                                             --------------------------------------------------------------
                                               2003          2002         2001         2000          1999
                                               ----          ----         ----         ----          ----
                                                                 (AMOUNTS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                   $ 10,161       $  5,818     $  3,696     $  8,039      $  2,181
Restricted cash                                  765             --           --           --            --
Due from buyers of divested subsidiary            --             --        2,625           --        31,302
Property and equipment                         9,365          9,822       20,185       21,368         6,649
Goodwill                                      63,331         67,818       90,831      166,024        24,285
Net (liabilities) assets of discontinued
 operations                                   (9,545)        (9,368)      (9,460)       8,076        75,284
Total assets                                 114,262        117,233      167,489      319,451       186,605
Long-term debt                                 2,860          3,346        2,586       69,146        33,260
Total debt                                     8,996         85,225       86,422       74,374        62,915
Minority interest                             23,029         18,422        4,460        4,879         1,292
Redeemable preferred stock and option             --             --        5,180       18,620            --
Stockholders' equity (deficit)                32,736        (36,092)      28,119      160,562        92,936

   Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142 Goodwill and Other Intangible Assets (FAS 142). FAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually.

   The following table presents the impact of FAS 142 on our selected financial data as indicated:

                                                                 YEAR ENDED     YEAR ENDED    YEAR ENDED
                                                                DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                                                    2001           2000          1999
                                                                    ----           ----          ----
          Net (loss) income available to common stockholders:
          Net (loss) income available to common stockholders
            as reported                                           $(215,642)     $(116,190)     $ 5,432
          Add back: Goodwill amortization                            21,312          9,415        2,602
          Add back: Equity method investment amortization             1,161             --           --
                                                                  ---------      ---------      -------
          Adjusted net (loss) income                              $(193,169)     $(106,775)     $ 8,034
                                                                  =========      =========      =======

          Earnings (loss) per common share - basic:
          Net (loss) income per share - basic, as reported        $  (12.68)     $  (18.21)     $  1.16
          Goodwill amortization                                        1.25           1.48         0.56
          Equity method investment amortization                        0.07             --           --
                                                                  ---------      ---------      -------
          Adjusted net (loss) income - basic                      $  (11.36)     $  (16.73)     $  1.72
                                                                  =========      =========      =======

          Earnings (loss) per common share - diluted:
          Net (loss) income per share - diluted, as reported      $  (12.68)     $  (18.21)     $  1.08
          Goodwill amortization                                        1.25           1.48         0.52
          Equity method investment amortization                        0.07             --           --
                                                                  ---------      ---------      -------
          Adjusted net (loss) income per share - diluted          $  (11.36)     $  (16.73)     $  1.60
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

         The reduced settlement payment of our debt obligations to IBM Credit LLC, referred to as IBM Credit, the conversion to equity of our obligations under our 8.5% Convertible Exchangeable Debentures, and the sale of 3.0 million shares of our common stock under our 3.0 million share offering, have been major factors mitigating concerns that existed about our ability to continue as a going concern. Our profitability and liquidity depend on many factors including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies. We have established a management plan intending to guide us in achieving profitability and positive cash flows over the twelve-months ending December 31, 2004. The major components of our plan are as follows:

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

   BUSINESS SEGMENTS

   As a result of the merger of pre-merger Digital Angel and Medical Advisory Systems, Inc. referred to as MAS, on March 27, 2002, the significant restructuring of our business during 2002 and 2001, and our emergence as an advanced technology development company, we have re-evaluated and realigned our reporting segments. Effective January 1, 2002, we currently operate in three business segments: Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc., formerly SysComm International Corporation. Business units that were part of our continuing operations and that were closed or sold during 2002 and 2001 are reported as All Other. The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporate/Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions.

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

   For product sales, we recognize revenue after the products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sale price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. Hardware sales for products that are shipped to a customer's site and require modification or installation are recognized when the work is complete and accepted by the customer. We do not experience significant product returns, and therefore, management is of the opinion that no allowance for sales returns is necessary. We have no obligation for warranties on new hardware sales because the manufacturer provides the warranty.

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

   InfoTech USA, Inc. Segment Revenue Recognition

   For product sales, InfoTech USA, Inc. recognizes revenue in accordance with the applicable products' shipping terms. InfoTech USA, Inc. has no obligation for warranties on new product sales. The manufacturer provides the warranty. For consulting and professional services, InfoTech USA, Inc. recognizes revenue based on the direct labor hours incurred times the standard billing rate, adjusted to realizable value, if necessary. Revenues from sales contracts involving both products and consulting and other services are allocated to each element based on vendor-specific objective evidence of fair value, regardless of any separate prices that may be stated in the contract. Vendor-specific objective evidence of fair value is the price charged when the elements are sold separately. If an element is not yet being sold separately, the fair value is the price established by management having the relevant authority to do so. It is considered probable that the price established by management will not change before the separate introduction of the element.

   All Other

   For arrangements where the contract to deliver software required significant production, modification or customization of the software, revenue was recognized using the percentage of completion accounting in accordance with Statement of Position ("SOP") 97-2 and SOP 81-1. The service element of these contracts was essential to the functionality of other elements in the contract and could not be accounted for separately as allowed in SOP 97-2. The cost to complete and extent of progress towards completion of these contracts was reasonably ascertained based on the detailed tracking regarding labor hours expended in accordance with SOP 97-2 and SOP 81-1. Progress payments on the contracts were required and progress was measured using the efforts expended input measure as allowed in SOP 81-1. As of December 31, 2001, we had sold the business that recognized revenue using the percentage of completion accounting as outlined above. The amount of revenue recognized using the percentage of completion method for 2001 was $6.7 million.

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

GAINS/LOSSES ATTRIBUTABLE TO CAPITAL TRANSACTIONS OF SUBSIDIARY

   Gains where realizable and losses on issuances of shares of common stock by our consolidated subsidiary, Digital Angel Corporation, are reflected in our Consolidated Statements of Operations. We determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel Corporation was appropriate since the shares issued to date were not sales of unissued shares in a public offering, we do not plan to reacquire the shares issued, and the value of the proceeds could be objectively determined. These gains and losses result from the differences between the carrying amount of the pro-rata share of our investment in Digital Angel Corporation and the net proceeds from the issuances of the stock. The issuances of stock by Digital Angel Corporation have also given rise to losses as a result of the changes in the minority interest ownership of Digital Angel Corporation. Future stock issuances to third parties by Digital Angel Corporation will further dilute our ownership percentage and may give rise to additional losses, which could have a material adverse impact on our financial condition and results of operations.

STOCK-BASED COMPENSATION

   We account for our employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25, and the disclosure provisions of Statement of Financial Accounting Standard No. 123 ("FAS 123"), Accounting for Stock-Based Compensation. Accordingly, no compensation cost is recognized for any of our fixed stock options granted to employees and directors when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. When options are granted to employees and directors at a price less than fair market value on the date of the grant, compensation expense is calculated based on the intrinsic value or the difference between the exercise price and the fair value on the date of the grant, and the compensation is recognized over the vesting period of the options. If the options are fully vested, the expense is recognized immediately. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB No. 25. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation costs are recognized immediately. Under variable accounting, changes in the underlying price of our stock may have a significant impact to our earnings. A rise in our stock price results in additional compensation expense and a decrease in our common stock price results in a reduction of reported compensation expense. During 2001, we re-priced 1.9 million stock options. As a result, we have (recovered) recorded non-cash compensation expense of $(1.3) million, $0.7 million and $5.3 million in 2003, 2002 and 2001, respectively. In addition, on September 24, 2001, we issued 0.4 million options to employees and directors with exercise prices of $1.50 per share, or $0.20 per share less than the fair market value of the underlying common stock on the date of grant. We have recognized compensation expense of $0.1 million associated with these options. The compensation expense was amortized over the vesting period of the options.

   We account for equity instruments issued to non-employees in accordance with the provisions of FAS 123.

WARRANTS SETTLEABLE IN SHARES OF DIGITAL ANGEL CORPORATION'S COMMON STOCK OWNED BY US

   In connection with the Debentures, we granted to the Debenture holders, also referred to as the Purchasers, warrants to acquire approximately 0.5 million shares of our common stock, or 0.95 million shares of Digital Angel Corporation's common stock currently outstanding and owned by us, or a combination of shares from both companies, at the Purchasers' option. The exercise prices are $5.64 and $3.178 for our common stock and the Digital Angel Corporation common stock owned by us, respectively. The Warrants vested immediately, are subject to anti-dilution provisions and are exercisable through June 30, 2007.

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

PROPRIETARY SOFTWARE IN DEVELOPMENT

   In accordance with Statement of Financial Accounting Standards 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ("FAS 86"), we have capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting and tracing the detail program design to product specifications and has been reviewed for high-risk development issues, or to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The estimated useful life for the straight-line method is determined to be 2 to 5 years. Future events such as market conditions, customer demand, or technological obsolescence could cause us to conclude that the software is impaired. The determination of the possible impairment expense requires management to make estimates that effect our consolidated financial statements.

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

                      RESULTS OF CONTINUING OPERATIONS

         The following table sets forth data expressed as a percentage of total revenue for the years indicated.

                                                                           PERCENTAGE OF TOTAL REVENUE
                                                                 ---------------------------------------------
                                                                     2003             2002             2001
                                                                       %               %                %
                                                                 ---------------------------------------------
         Product revenue                                             82.6             80.8             72.3
         Service revenue                                             17.4             19.2             27.7
                                                                 ---------------------------------------------
           Total revenue                                            100.0            100.0            100.0
                                                                 ---------------------------------------------
         Cost of products sold                                       62.9             59.1             55.9
         Cost of services sold                                        6.8              9.3             14.8
                                                                 ---------------------------------------------
           Total cost of products and services sold                  69.7             68.4             70.7
         Gross profit                                                30.3             31.6             29.3
         Selling, general and administrative expense                 59.5             66.3             65.4
         Research and development expense                             6.5              4.1              5.6
         Gain on extinguishment of debt                             (73.4)              --             (6.0)
         Asset impairment                                             5.7             69.2             45.8
         Depreciation and amortization                                1.8              3.9             17.9
         Loss (gain) on sales of subsidiaries and
          business assets                                             0.3             (0.1)             3.9
         Interest and other income                                   (1.2)            (2.4)            (1.3)
         Interest expense                                            23.9             17.6              5.5
                                                                 ---------------------------------------------
         Income (loss) from continuing operations before
          provision for income taxes, minority interest,
          losses attributable to capital transactions of
          subsidiary and equity in net loss of affiliate              7.2           (127.0)          (107.5)
         Provision for income taxes                                   1.8              0.3             13.3
                                                                 ---------------------------------------------
         Income (loss) from continuing operations before
          minority interest, losses attributable to
          capital transactions of subsidiary and equity
          in net loss of affiliate                                    5.4           (127.3)          (120.8)
         Minority interest                                           (5.4)           (18.4)            (0.5)
         Net loss on capital transactions of subsidiary               0.2              2.4               --
         Loss attributable to changes in minority
          interest as a result of capital transactions of
          subsidiary                                                  6.9              2.0               --
         Equity in net loss of affiliate                               --              0.3              0.2
                                                                 ---------------------------------------------
         Income (loss) from continuing operations                     3.7           (113.6)          (120.5)
         Income (loss) from discontinued operations, net
          of income taxes                                              --               --              0.1
                                                                 ---------------------------------------------
         Change in estimate on loss on disposal and
          operating losses during the phase out period               (0.4)             1.4            (10.7)
                                                                 ---------------------------------------------
         Net income (loss)                                            3.3           (112.2)          (131.1)
         Preferred stock dividends and other                           --               --             (0.7)
                                                                 ---------------------------------------------
         Accretion of beneficial conversion feature of
          preferred stock                                              --               --             (6.0)
                                                                 ---------------------------------------------
           Net income (loss) available to common
            shareholders                                              3.3           (112.2)          (137.8)
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

   REVENUE

   Revenue from continuing operations for 2003 was $95.3 million, a decrease of $4.9 million, or 4.9%, from $100.2 million in 2002. Revenue for 2002 represents a decrease of $56.3 million, or 36.0%, from $156.5 million in 2001. The decrease in 2003 was primarily related to our InfoTech USA, Inc.'s decision, in April 2002, to shift its focus to higher-margined products and related technical services. The decrease in 2002 was primarily attributable to the sale or closure of all businesses that were not cash flow positive or that did not fit into our strategy of becoming an advanced technology development company.

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
     ==========================================================================================================================

   Changes during the years were:

   Our Advanced Technology segment's revenue increased $2.7 million from 2002 to 2003. Product revenue increased by $4.8 million, or 16.6%, while service revenue decreased by $2.1 million, or 16.5%. We attribute the increase in product revenue in 2003 to increased government contract revenues from Computer Equity Corporation. These revenues were associated with the CONNECTIONS, WACS and various other United States government agency contracts that Computer Equity has been awarded over the past two years. Computer Equity Corporation's revenue accounted for 83.2% of this segment's revenue in 2003. We attribute $0.9 million of the decrease in service revenue to the sale of our computer networking business, which was sold during the fourth quarter of 2002, $0.9 million to reduced website design and Internet access revenue associated with our WebNet Services, Inc.
business which was sold during the fourth quarter of 2003, and reduced sales of call center and relationship software services of approximately $0.3 million. We expect to grow our revenue from this segment as we realize revenue associated with Computer Equity Corporation's CONNECTIONS and other government contracts, and as we increase the sales of our VeriChip product. Our Advanced Technology segment's revenue decreased $2.6 million from 2001 to 2002. Product revenue increased by $0.9 million, or 3.1%, while service revenue decreased by $3.5 million, or 21.3%. We attribute the decrease in revenue in 2002 to a soft market for sales of networking hardware, call center and relationship management software products and reduced technology services for all of the businesses in this segment, with the exception of Computer Equity Corporation. The most significant decrease in revenue was from our computer networking business, which experienced a decrease in revenue of approximately $3.6 million. This business was sold during the fourth quarter of 2002. Computer Equity Corporation's product revenue increased $3.9 million in 2002, primarily as a result of additional sales under its WACS contract. Computer Equity Corporation's service revenue remained relatively constant at approximately $4.8 million in each of the years 2002 and 2001. Computer Equity Corporation's revenue accounted for 74.7% of this segment's revenue for 2002.

   Our Digital Angel Corporation segment's revenue increased $2.0 million, or 5.9%, from 2002 to 2003. Product revenue increased by $2.4 million, or 7.7%, while service revenue decreased by $0.3 million, or 10.1%. We attribute the increase in product revenue for 2003 primarily to an increase in microchip sales to companion animal, fish and wildlife customers of approximately $1.7 million and increased sales of visual identification products. Despite an increase in engineering service revenue of approximately $1.0 million in 2003 as compared to 2002, our service revenue decreased in 2003, primarily as a result of the lower revenue of approximately $1.4 million in our Wireless and Monitoring division due to the cancellation of a significant software contract in February 2003. Engineering service revenue results from research and development performed for certain of our fish and wildlife customers. Our fish and wildlife industry customers consist of the Army Corps of Engineers, Biomark, Inc., the Department of Energy and Pacific Marine Fisheries. We expect that our revenues from this segment will increase in the future as a result of the acquisition of OuterLink Corporation in January 2004, and worldwide concerns over food safety and traceability. Several bills proposing the establishment of a national electronic identification program for livestock have recently been introduced in Congress. We cannot estimate the impact a national identification program would have on the Animal Application division's revenue. However, if implemented, we would expect the impact to be favorable. Digital Angel Corporation segment's revenue decreased $1.7 million, or 4.8%, from 2001 to 2002. Product revenue decreased by $2.3 million, or 7.1%, while service revenue increased by $0.6 million, or 22.5%. We attribute the decrease in product sales for 2002 primarily to a decrease in the Animal Applications division's shipments of visual identification tags, which contributed approximately $1.4 million of the decrease, and electronic identification products, which contributed approximately $0.3 million of the decrease. Also contributing to the reduction was a decrease in the GPS and Radio Communication division's control product sales, which contributed approximately $1.1 million of the decrease. These decreases were partially offset by an increase in product revenue in the Medical Systems division of approximately $0.6 million. We attribute the increase in service revenue to the acquisition of the Medical Systems division in March 2002, which contributed approximately $1.2 million of the increase in service revenue during 2002, and to higher engineering service revenue related to our Animal Applications division, which contributed approximately $0.4 million of the increase. Partly offsetting these increases was a decrease in service revenue from the Wireless and Monitoring division of approximately $1.0 million.

     Our InfoTech USA, Inc. segment's revenue decreased $8.3 million, or 36.4%, from 2002 to 2003. Product revenue decreased by $ 8.5 million, or 42.1%, while service revenue increased by $0.2 million, or 6.9%. We attribute the decrease in product revenue to our decision in April 2002 to cease selling certain lower-margin computer hardware products and to focus on sales of higher-margin products and related technical services. The lower-margin computer hardware products were mid-range Unix based computers, which offered little opportunity for adjunct sales of related higher-margined technical services. InfoTech USA, Inc.'s current offering of higher-margin products and related technical services include Intel based computers and servers, which provide InfoTech USA, Inc. with an opportunity to provide add-on higher-margin technical services. We attribute the increase in service revenue in 2003 to InfoTech USA, Inc.'s focus on providing its customers higher-margin technical services. With the IT market conditions improving and InfoTech USA, Inc.'s continued focus on higher-end, Intel-based products, InfoTech USA, Inc. is anticipating that sales volumes will increase during 2004. Revenue decreased $11.5 million, or 33.5%, from 2001 to 2002. Product revenue decreased $10.0 million and service revenue decreased $1.5 million. The decreases in both product and service revenue were primarily a result of an industry wide softening in demand that existed throughout 2002. Additionally, product sales declined during 2002, as a result of our change in focus to higher-margin products and related technical services as discussed above.

Our All Other's revenue decreased $1.4 million, or 100.0%, from 2002 to 2003. Revenue decreased $39.9 million, or 96.6%, from 2001 to 2002. The decreases in revenue in 2003 as compared to 2002, and in 2002 as compared to 2001, were due to the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

   GROSS PROFIT AND GROSS PROFIT MARGIN

   Gross profit from continuing operations for 2003 was $28.8 million, a decrease of $2.8 million, or 8.9%, from $31.7 million in 2002. Gross profit for 2002 represents a decrease of $14.2 million, or 30.9%, from $45.8 million in 2001. As a percentage of revenue, gross profit margin was 30.3%, 31.6% and 29.3% for the years ended December 31, 2003, 2002 and 2001, respectively.

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

   Our Digital Angel Corporation segment's gross profit increased $1.3 million, or 9.3%, from 2002 to 2003, and margins increased to 41.3% in 2003, compared to 40.0% in 2002. We attribute the increase in gross profit and margins during 2003 primarily to the increase in sales in the Animal Applications division. Also contributing to the increase in 2003 was the inclusion of twelve months of gross profit from the Medical Systems divisions, which we acquired on March 27, 2002. We expect Digital Angel Corporation's gross margins to remain the same in the future. Gross profit increased by $0.4 million, or 3.0%, from 2001 to 2002, and margins increased to 40.0% from 36.9%. We attribute the increase in gross profit for 2002, to the acquisition of the Medical Systems division in March 2002, which contributed approximately $0.6 million of gross profit. This was partially offset by a decrease in gross profit from the Wireless and Monitoring division as a result of the decrease in sales in this division.

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

   Selling, general and administrative expense for each of the operating segments was:

                                           2003         2002         2001
                                           ----         ----         ----
                                             (AMOUNTS IN THOUSANDS)

Advanced Technology                     $10,166      $12,100     $ 12,273
Digital Angel Corporation                15,651       15,615        9,595
InfoTech USA, Inc.                        3,272        4,171        5,451
All Other                                  (298)       1,504       28,876
"Corporate/Eliminations"                 27,865       33,060       46,121
--------------------------------------------------------------------------
                                        $56,656      $66,450     $102,316
==========================================================================

   Selling, general and administrative expense as a percentage of revenue for each of the operating segments was:

                                           2003         2002         2001
                                           ----         ----         ----
                                            %             %           %
                                           ----         ----         ----
Advanced Technology                        22.8         28.9         27.5
Digital Angel Corporation                  43.2         45.7         26.7
InfoTech USA, Inc.                         22.6         18.4         16.0
All Other                                    --        108.4         69.9
"Corporate/Eliminations" (1)               29.2         33.0         29.5
--------------------------------------------------------------------------
                                           59.5         66.3         65.4
==========================================================================

(1) "Corporate/Eliminations" percentage has been calculated as a percentage of total revenue.

   Changes during the years were:

   Our Advanced Technology segment's selling, general and administrative expense decreased $1.9 million, or 16.0%, to $10.2 million in 2003 from $12.1 million in 2002. As a percentage of revenue, selling, general and administrative expense decreased to 22.8% in 2003, as compared to 28.9% in 2002. We attribute the decreases primarily to the sale of one of the businesses in this segment during the fourth quarter of 2002, which contributed $0.9 million of the decrease, and to overhead reductions associated with the decrease in service revenue during 2003. We anticipate that selling, general and administrative expenses from this segment will decrease in 2004 because we sold our WebNet Services, Inc. business during the fourth quarter of 2003, and because we incurred approximately $1.2 million in litigation reserves in both 2003 and 2002, that we do not anticipate incurring during 2004. Selling, general and administrative expense decreased $0.2 million, or 1.4%, to $12.1 million in 2002 from $12.3 million in 2001. We attribute the decrease primarily to the reduction in revenues and the corresponding overhead for the majority of the businesses within this segment.

   Our Digital Angel Corporation segment's selling, general and administrative expense was $15.7 million in 2003, compared to $15.6 million in 2002. As a percentage of revenue, selling, general and administrative expense decreased to 43.2% as compared to 45.7% in 2002. Digital Angel Corporation's selling, general and administrative expense remained constant in 2003 as compared to 2002. One-time costs associated with the merger of pre-merger Digital Angel and MAS in 2002, and introductory costs associated with the Digital Angel product launch that were incurred during 2002, were offset by various additional expenses that were incurred during 2003 including: (a) consulting expenses associated with the VeriChip product of approximately $0.7 million;
(b) approximately $0.8 million of expenses related to the Digital Angel product; (c) the payment of a $0.2 million credit termination fee to Wells Fargo, Digital Angel Corporation's prior lender; (d) additional expenses of $0.2 million for the GPS and Radio and Communications division; and (d) $0.3 million of additional expense due to the inclusion of three additional months of selling, general and administrative expense for the Medical
Systems division, which was acquired on March 27, 2002. We expect that Digital Angel Corporation's selling, general and administrative expense will increase in 2004 as a result of the acquisition of OuterLink. Selling, general and administrative expense increased by $6.0 million, or 62.7% to $15.6 million in 2002 from $9.6 million in 2001. The increase in 2002 relates to expenses associated with the merger of pre-merger Digital Angel and MAS during the first quarter of 2002, of approximately $2.1 million, approximately $2.5 million in expenses associated with the Digital Angel product, which was introduced to the market in November 2001, approximately $0.6 million of additional commission and marketing expense in the GPS and Radio Communications division, and approximately $0.8 million of expense attributable to the Medical Systems division which was acquired in March
2002.

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

   Our All Other's selling, general and administrative expense decreased
$1.8 million, or 119.8%, to $(0.3) million in 2003 from $1.5 million in 2002. Selling, general and administrative expense decreased $27.4 million, or 94.8%, to $1.5 million in 2002 from $28.9 million in 2001. The decreases resulted from the sale or closure of all of the business units comprising this group during the last half of 2001 and the first half of 2002.

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

   o we reduced approximately $1.3 million and incurred approximately $0.7 million in non-cash compensation expense during 2003 and 2002, respectively, due to re-pricing 1.9 million stock options during 2001. The re-priced options had original exercise prices ranging from $6.90 to $63.40 per share and were modified to change the exercise price to $1.50 per share. Due to the modification, these options are being accounted for as variable options under APB No. 25 and, accordingly, fluctuations in our common stock price result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expired; and

   o we recorded non-cash compensation expense associated with pre-merger Digital Angel options of approximately $18.7 million during 2002. Under the terms of the merger, options to acquire shares of pre-merger Digital Angel common stock were converted into options to acquire shares of MAS common stock. The transaction resulted in a new measurement date for the options. As all of the option holders were our employees or directors, these options were considered fixed awards under APB Opinion No. 25 and expense was recorded for the intrinsic value of the options converted.

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

   "Corporate/Eliminations" selling, general and administrative expenses decreased $13.1 million, or 28.3% to $33.1 million in 2002 from $46.1 million in 2001. We attribute the decrease in 2002 primarily to the costs incurred during 2001 for bad debt reserves on notes and other receivables of $21.9 million (as more fully discussed below), non-cash compensation expense of approximately $0.7 million in 2002 versus $5.3 million in 2001 resulting from the repricing of 1.9 million stock options in September 2001, and litigation reserves in 2001 of approximately $3.6 million. Also contributing to the decrease in 2002 as compared to 2001 was a reduction in legal fees of approximately $1.7 million. Partially offsetting the decrease in 2002 were increases related to the options to acquire shares of pre-merger Digital Angel common stock that were converted into shares of MAS common stock as discussed above, the charge of approximately $4.3 million during 2002 for valuation reserves associated with notes receivable for stock issuances from certain current and former officers and directors, and an increase in professional fees associated with accounting and auditing services during 2002 of approximately $1.2 million.

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

   We anticipate that "Corporate/Eliminations" selling, general and administrative expenses will decrease significantly in the future, as we no longer have any employment contracts with our executive officers which could potentially result in large severance payouts such as the amounts that were incurred in 2003, and we do not anticipate incurring other one-time charges as noted above.

   RESEARCH AND DEVELOPMENT EXPENSE

   Research and development expense from continuing operations for 2003 was $6.3 million, an increase of $2.1 million, or 51.5%, over the $4.1 million reported in 2002. Research and development expense from continuing operations decreased $4.7 million in 2002, or 53.0% from the $8.8 million reported in 2001. As a percentage of revenue, research and development expense was 6.5%, 4.1% and 5.6% in 2003, 2002 and 2001, respectively.

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
===================================================================================


   Research and development expense relates primarily to the development of our products, Digital Angel, Thermo Life, VeriChip, Bio-Thermo and PLD, and in 2001, to software development costs. The research and development expense associated with software development was $0.5 million, $0.9 million and $3.3 million in 2003, 2002 and 2001, respectively. We anticipate that we will incur approximately $4.0 million in research and development expense in 2004.

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
=====================================================================================

   As of December 31, 2003, the net carrying value of our goodwill was $63.3 million. There was no impairment of goodwill upon the adoption of FAS 142 on January 1, 2002. However, based upon our annual review for impairment, we recorded impairment charges of $4.5 million and $62.2 million in the fourth quarters of 2003 and 2002, respectively. The impairment charge recorded in 2003 relates to the goodwill associated with Digital Angel Corporation's Medical Systems division and our InfoTech USA, Inc. segment. The impairment charge for 2002 relates to the goodwill associated with Digital Angel Corporation's Medical Systems and Wireless and Monitoring divisions.

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

   The goodwill assigned to our reporting units was based on the goodwill resulting from our acquisition of the reporting unit, with the goodwill attributable to the merger of Destron Fearing Corporation, which was a publicly held company trading on the Nasdaq (Destron), and Digital Angel.net Inc. (DA.net) allocated between the Animal Applications and the Wireless and Monitoring reporting units. The merger of Destron and DA.net occurred in September 2000. The goodwill resulting from the Destron and DA.net merger was approximately $74.7 million, of which $50.7 million was allocated to Animal Applications and $24.0 million was allocated to Wireless and Monitoring. (The Wireless and Monitoring reporting unit also included the goodwill associated with the acquisition of Timely Technology Corp., of approximately $7.5 million).

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

   Our reporting units at December 31, 2003, were the same as our reporting units at December 31, 2002, except for the exclusion of Digital Angel Corporation's Wireless and Monitoring division, as its goodwill was fully impaired at December 31, 2002, as discussed below.

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

   We engaged an independent valuation firm to review and evaluate the goodwill of Digital Angel Corporation, as reflected on our books as of December 31, 2003 and 2002. Independently, the valuation firm reviewed the goodwill of the various reporting units (Animal Applications, Wireless and Monitoring, GPS and Radio Communications and Medical Systems) at the request of Digital Angel Corporation. Digital Angel Corporation's management compiled the cash flow forecasts, growth rates, gross margin, fixed and variable cost structure, depreciation and amortization expenses, corporate overhead, tax rates, and capital expenditures, among other data and assumptions related to the financial projections upon which the valuation reports were based. The valuation firm's methodology including residual or terminal enterprise values were based on the following factors: risk free rate of 10 years; current leverage (E/V); leveraged beta - Bloomberg; unleveraged beta; risk premium; cost of equity; after-tax cost of debt; and weighted average cost of capital. These variables generated a discount rate calculation. The assumptions used in the determination of fair value using discounted cash flows were as follows:

   o Cash flows were generated for 5 years, which was the expected recovery period for the goodwill;
   o Earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow; and
   o Discount rates ranging from 15% to 20% were used. The rates were determined based on the risk free rate of the 10-year U.S. Treasury Bond plus a market risk premium of 7.5%. (The discount rate utilized by the Company was the rate of return expected from the market or the rate of return for a similar investment with similar risks).

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

   On November 26, 2001, we launched the Digital Angel product and during 2002, we marketed the product extensively. Despite our aggressive marketing campaign, the Digital Angel product did not achieve our forecasted revenues during 2002. Sales of the Digital Angel product were affected, in part, by the lack of GPS tracking capabilities within buildings. We are currently working on the development of the Digital Angel technology to include assisted GPS capabilities to enhance these "line of sight" issues. Neither we nor Digital Angel Corporation had a historical track record of achieving forecasts for new or existing technology products. The Digital Angel watch/pager was expected to be the primary revenue driver for the Digital
Angel Corporation's Wireless and Monitoring division. In addition to the "line of sight issues," the poor sales are partly explained by an overestimation of consumer demand as a result of a challenging economic environment (i.e. consumers considered the Digital Angel watch/pager to be a discretionary luxury item), and an uncertain marketplace (we overestimated consumer demand for an innovative and new technology to be introduced into the consumer marketplace). As of December 31, 2002, Digital Angel
Corporation's Wireless and Monitoring segment had not recorded any significant revenues from its Digital Angel product, and it had not achieved the revenue projections used as the basis for our impairment tests upon the adoption of FAS 142 on January 1, 2002. In addition, the revenues associated with the Medical Systems business had decreased. At December 31, 2002, the market value of the Company's investment in Digital Angel Corporation was approximately $50.0 million. In consideration of these factors, the newness of the Digital Angel Technology, the operating history of Digital Angel Corporation, the challenging economic environment and uncertainties in the marketplace along with the independent fair value measurement valuations performed by the independent professionals, and other valuations performed, we concluded that future cash flows from certain operations would not be sufficient to recover $30.7 million of the goodwill associated with Digital Angel Corporation's Medical Systems division, and all of the $31.5 million of goodwill associated with Digital Angel Corporation's Wireless and Monitoring division. Accordingly, these amounts were recorded as impairment charges during the fourth quarter of 2002.

   Our InfoTech USA, Inc. segment operates on a September 30 fiscal year end. As part of InfoTech USA, Inc.'s fiscal year end planning cycle, its management engaged an independent valuation firm to review and evaluate their goodwill of approximately $2.2 million. The goodwill resulted from prior acquisitions by InfoTech USA, Inc. The methodology used by the independent valuation firm to evaluate InfoTech USA, Inc.'s goodwill was the same as discussed above for the evaluations associated with Digital Angel Corporation. Based on the evaluation, InfoTech USA, Inc.'s goodwill was not impaired as of September 30, 2003. However, InfoTech USA, Inc. has not achieved its projected operating results, and it has not returned to profitability (InfoTech USA, Inc. has incurred losses for the past several years). Also, the market value of InfoTech USA, Inc.'s common stock, even after adjustment for its limited public float, was significantly less at December 31, 2003 than its book value. In addition, certain third parties had expressed interest in purchasing InfoTech USA, Inc. for amounts less than our carrying value. As a result of these factors, we believe that the full value of InfoTech USA, Inc.'s goodwill of approximately $2.2 million was impaired as of December 31, 2003.

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

   As a result of the economic slowdown during 2001, we experienced deteriorating sales for certain of our businesses. In addition, management concluded that a full transition to an advanced technology development company required the sale or closure of all units that did not fit into our new business model or were not cash-flow positive. This resulted in the shutdown of several of our businesses during the third and fourth quarters of 2001 and the first quarter of 2002. Also, letters of intent that we had received during the last half of 2001 and the first quarter of 2002 related to the sale of certain of our businesses indicated a decline in their fair values. The sale of these businesses did not comprise the sale of an entire business segment. Based upon these developments, we reassessed our future expected operating cash flows and business valuations and at December 31, 2001, we performed undiscounted cash flow analyses by business unit to determine if an impairment existed. For purposes of these analyses, earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow. When an impairment was determined to exist, any related impairment loss was calculated based on fair value. Fair value was determined based on discounted cash flows. The discount rate utilized by us was the rate of return expected from the market or the rate of return for a similar investment with similar risks. This reassessment resulted in the asset impairments listed above during 2001. The assumptions used in our determination of fair value using discounted cash flows were as follows:

   o Cash flows were generated for periods ranging from 5 to 10 years based on the expected life of the business' goodwill;
   o Earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow; and
   o A discount rate of 12.0% was used. The rate was determined based on the risk free rate of the 10 year U.S. Treasury Bond plus a market risk premium of 7%.

   As a result of the restructuring and revision to our business model, the plan to implement an enterprise wide software system purchased in 2000 was discontinued during the third quarter of 2001, at which time the associated software costs were fully written off and the computer hardware was written down to its estimated net realizable value. During 2002, the remaining value of the equipment, which was no longer deemed saleable, of approximately $0.5 million was written off.

   DEPRECIATION AND AMORTIZATION

   Depreciation and amortization expense from continuing operations for 2003 was $1.8 million, a decrease of $2.2 million, or 55.4%, over the $3.9 million reported in 2002. The 2002 expense represents a decrease of $24.1 million, or 86.0%, over the $28.1 million reported in 2001. As a percentage of revenue, depreciation and amortization expense was 1.8%, 3.9% and 17.9% in 2003, 2002 and 2001, respectively. Depreciation and amortization expense related to cost of products sold is included in gross profit above.

   Under FAS 142, which we adopted on January 1, 2002, goodwill and certain other intangible assets are no longer amortized. We incurred $22.5 million in goodwill and equity method investment amortization during 2001.

   Depreciation and amortization expense from continuing operations by segments was as follows:

                                                 2003            2002           2001
                                                 ----            ----           ----
                                                    (AMOUNTS IN THOUSANDS)

Advanced Technology                            $  231          $  322        $ 8,832
Digital Angel Corporation                       1,110           3,050         11,950
InfoTech USA, Inc.                                213             261            503
All Other                                          --              --          4,534
"Corporate/Eliminations"                          200             296          2,242
-------------------------------------------------------------------------------------
                                               $1,754          $3,929        $28,061
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

   Digital Angel Corporation segment's depreciation and amortization expense decreased $1.9 million, or 63.6%, to $1.1 million in 2003, from $3.0 million in 2002. We attribute the decrease primarily to the exclusion of depreciation expense for a digital encryption and distribution software system license for which Digital Angel Corporation recorded an impairment charge during the fourth quarter of 2002. In connection with this system, Digital Angel Corporation incurred approximately $2.0 million of depreciation expense in 2002. We expect that Digital Angel Corporation's depreciation and amortization expense will remain at its current level during 2004. Depreciation and amortization expense decreased $8.9 million, or 74.5% in 2002 as compared to 2001. We attribute the decrease in 2002 primarily to a reduction in goodwill amortization as a result of the adoption of FAS 142.

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

   "Corporate/Eliminations" depreciation and amortization expense decreased $0.1 million, or 32.4%, to $0.2 million in 2003, from $0.3 million in 2002. We attribute the decrease primarily to our decision to limit our expenditures for property and equipment and to fully depreciating certain assets during 2002 and 2003. We expect depreciation and amortization expense to remain at its current level during 2004. Depreciation and amortization expense decreased $1.9 million, or 86.8%, in 2002 as compared to 2001. The decrease is primarily the result of the impairment and sale of software and other corporate assets during the last half of 2001.

   LOSS/GAIN ON SALES OF SUBSIDIARIES AND BUSINESS ASSETS

   The loss (gain) on sales of subsidiaries and business assets was $0.3 million, $(0.1) million and $6.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The loss on the sales of subsidiaries and business assets of $0.3 million for 2003 resulted from the sale of our wholly-owned subsidiary, WebNet Services Inc. The loss of $6.1 million for 2001 was due to the sale of our 85% ownership interest in Atlantic Systems, Inc., and the sales of the business assets of our wholly-owned subsidiaries as follows: ADS Retail Inc., Signal Processors, Limited, ACT Wireless Corp. and our ATI Communications companies. Proceeds from the 2001 sales were $3.5 million and were used primarily to repay debt.

   INTEREST AND OTHER INCOME

   Interest and Other Income was $1.1 million, $2.4 million and $2.1 million for 2003, 2002 and 2001, respectively. Interest income is earned primarily from short-term investments and notes receivable.

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

   NET LOSS ON CAPITAL TRANSACTIONS OF SUBSIDIARY AND LOSS ATTRIBUTABLE TO CHANGES IN MINORITY INTEREST AS A RESULT OF CAPITAL TRANSACTIONS OF SUBSIDIARY

   Gains where realizable and losses on the issuance of shares of stock by our consolidated subsidiary, Digital Angel Corporation, are reflected in the Consolidated Statements of Operations. We determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel
Corporation was appropriate since the shares issued to date were not sales of unissued shares in a public offering, since we do not plan to reacquire the shares issued, and the value of the proceeds could be objectively determined. During 2003, we recorded a loss of $0.2 million on the issuances of 2.3 million shares of Digital Angel Corporation's common stock resulting from the exercise of stock options. During 2002, we recorded a net loss of $2.4 million, comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million pre-merger Digital Angel options, a gain of approximately $4.7 million from the deemed sale of 22.85% of the AWG, as a result of the merger with MAS, and a loss of $2.0 million on the issuances of 1.1 million shares of Digital Angel Corporation's common stock resulting primarily from the exercise of stock options. The losses on the issuances of common stock by Digital Angel Corporation represent the difference between the carrying amount of the pro-rata share of our investment in Digital Angel Corporation, and the net proceeds from the issuances of the stock. In addition, during 2003 and 2002, we recorded a loss of $6.5 million and $2.0 million, respectively, attributable to changes in our minority interest ownership of Digital Angel Corporation as a result of the stock issuances. We anticipate that in the future we will continue to realize gains and losses on the issuances of stock by Digital Angel Corporation.

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
                                                                    =========================================

   The following table sets forth the rollforward of the liabilities for operating losses and carrying costs from December 31, 2001, through December 31, 2003:

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

   LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

   As of December 31, 2003, cash and cash equivalents totaled $10.2 million, an increase of $4.4 million, or 75.9%, from $5.8 million at December 31, 2002. Cash used in operating activities totaled $11.4 million, $3.9 million and $18.0 million in 2003, 2002 and 2001, respectively. In each year, cash was used primarily to fund operating losses. In addition, Digital Angel Corporation had $0.8 million of restricted cash at December 31, 2003. Although Digital Angel Corporation and InfoTech USA, Inc. may pay dividends, since we do not own 100% of these subsidiaries, access to their funds is limited.

   Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased $2.0 million, or 12.1%, to $14.5 million at December 31, 2003, from $16.5 million at December 31, 2002. The decrease was due primarily to increased collections during the fourth quarter of 2003. As a percentage of 2003 and 2002 revenue, accounts and unbilled receivable were 15.3% and 16.5%, respectively.

   Inventories increased to $9.5 million at December 31, 2003, compared to $6.4 million at December 31, 2002. We attribute the increase primarily to an increase in work-in-process related to government contract projects and the accumulation of inventory by Digital Angel Corporation in anticipation of future sales.

   Accounts payable increased $3.9 million, or 39.8%, to $13.7 million at December 31, 2003, from $9.8 million at December 31, 2002. The increase was primarily a result of the timing of vendor payments.

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

   Financing activities provided (used) cash of $15.0 million, $(2.8) million and $10.9 million in 2003, 2002 and 2001, respectively. In 2003, cash of $29.9 million was provided by the issuance of common stock, and $12.0 million was provided by long-term debt. Cash of $27.0 million was used to repay debt. In 2002, cash was used to pay $6.2 million in notes payable and long-term debt, offset by $1.7 million provided from issuance of common shares, $1.2 million from collections of notes receivable for shares issued, and $1.3 million provided by increases in notes payable. In 2001, cash of $14.0 million was obtained through notes payable, $0.6 million was provided by long-term debt and $0.7 million was provided from the issuance of common shares. Cash was used primarily for stock issuance costs of $0.8 million, and payments of long-term debt of $2.5 million.

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

   Funding for the $30.0 million payment to IBM Credit consisted of $17.8 million in net proceeds from the sales of an aggregate of 5.0 million shares of our common stock, $10.0 million in net proceeds from the issuance of the Debentures, and $2.2 million from cash on hand.

   The 5.0 million shares of our common stock were purchased under Securities Purchase Agreements entered into on May 8, 2003, May 22, 2003 and June 4, 2003, with Cranshire Capital, L.P. and Magellan International Ltd. The Securities Purchase Agreements provided for Cranshire Capital L.P. and Magellan International Ltd. to purchase an aggregate of 2.0 million shares and 3.0 million shares of our common stock, respectively. The purchases resulted in net proceeds to us of $17.8 million, after deduction of the 3% fee to our placement agent, J.P. Carey Securities, Inc.

   On June 30, 2003, we issued our $10.5 million principal amount of 8.5% Convertible Exchangeable Debentures (the "Debentures"). Subject to the terms under the various related agreements, the Debentures were convertible into shares of our common stock or exchangeable for shares of the Digital Angel Corporation common stock owned by us, or a combination thereof at any time at the option of the Debenture holders, through the maturity date of November 1, 2005. On November 12, 2003, we announced that we had entered in a letter agreement with the Debenture holders. Under the terms of the letter agreement, the Debenture holders were required to convert a minimum of 50% of the outstanding principal amount of the Debentures plus all accrued and unpaid interest into shares of our common stock on November 12, 2003. In addition, per the terms of the letter agreement, the Debenture holders were required to convert any remaining outstanding principal amount of the Debentures plus accrued interest on or before November 19, 2003. As of November 19, 2003, the total principal amount of the Debentures was converted, and accordingly, our obligations under the Debentures have been satisfied in full. Net proceeds from the issuance of the Debentures were $10.0 million.

   We have recently offered up to 3.0 million shares of our common stock in a public offering registered under the Securities Act of 1933. J.P. Carey Securities, Inc. acted as our placement agent for the offering. An aggregate of 2.2 million of these shares were sold under the terms of three separate securities purchase agreements entered into on September 19, 2003, with each of First Investors

Holding Co., Inc., Magellan International LTD and Cranshire Capital, LP., resulting in gross proceeds to us of approximately $8.0 million before deduction of the 2.0% placement agency fee. In addition, an aggregate of 0.8 million of the shares were sold under eight separate securities purchase agreements entered into on December 2, 2003, as amended, with each of First Investors Holding Co., Inc., Magellan International LTD, Elliott Associates, L.P., Islandia, L.P., Midsummer Investment, Ltd., Omicron Master Trust, Portside Growth and Opportunity Fund and Elliott International L.P., which resulted in aggregate gross proceeds to us of approximately $2.9 million before deduction of the 2.0% placement agency fee. To date, we have used approximately $4.3 million of the net proceeds from the 3.0 million share offering. We intend to use the remaining net proceeds for general corporate purposes (including working capital requirements, sales and marketing and capital expenditures).

   On August 28, 2003, Digital Angel Corporation entered into a Security Agreement with Laurus under which it may borrow from Laurus the lesser of $5.0 million or an amount that is determined based on percentages of Digital Angel Corporation's eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement. The terms of the Security Agreement, as well as the terms of a $2.0 million two-year secured convertible note between Digital Angel Corporation and Laurus, are fully described in Note 11 to our Consolidated Financial Statements. Digital Angel Corporation had availability under the Security Agreement of $0.2 million at December 31, 2003.

   The InfoTech USA, Inc. segment finances its accounts receivable and inventory. Its current financing arrangement with IBM Credit provides financing on inventory purchases up to $1.8 million. Borrowing for purchases is based upon 75% of all eligible receivables due within 90 days and up to 100% of all eligible inventories. Interest for balances not paid within the interest free period provided for in the agreement accrues at prime plus 4.4%. Borrowings under the financing arrangement with IBM Credit were $0.8 million at December 31, 2003. On September 5, 2003, InfoTech USA, Inc. received a letter from IBM Credit constituting their formal notice of termination of the agreement. The effective date of such termination, which was originally set for March 10, 2004, has been extended to April 9, 2004. InfoTech USA, Inc. is currently in the process of securing other financing and expects to replace the IBM Credit financing arrangement prior to the termination date set by IBM Credit. InfoTech USA, Inc. believes that its present financing arrangement with IBM Credit, its current cash position, the expected replacement of the IBM Credit agreement, and the repayment by us of our $1.0 million loan from InfoTech, USA, Inc., which is due in June 2004, will provide InfoTech USA, Inc. with sufficient capital for the next twelve months. However, if InfoTech USA, Inc. is not successful in obtaining a replacement for the IBM Credit financing arrangement, which is needed to fund its operations in the coming year and beyond, it could have a material adverse impact on our financial condition, results of operations and cash flows.

   The reduced settlement payment of our debt obligations to IBM Credit, the conversion to equity of our obligations under the Debentures, and the sale of 3.0 million shares of our common stock under our 3.0 million share offering, have been major factors mitigating concerns that existed about our ability to continue as a going concern. The repayment of all of our debt obligations to IBM Credit, the repayment of all of our obligations under the Debentures, and the sale of 3.0 million shares of our common stock under our share offering, as discussed above, contributed to our ability to continue as a going concern. Our future profitability and liquidity depend on many factors including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies. Our ability to achieve profitability and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

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

   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

   In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (FAS No. 143), which was effective for fiscal years beginning after June 15, 2002. FAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. We adopted FAS No. 143 on January 1, 2003. Application of the new rules did not have any impact on our financial position and results of operations, as we do not currently have any legal obligations associated with the retirement of long-lived assets or leased facilities.

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

   Effective January 1, 2003, we adopted the recognition and measurement provisions of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("Interpretation 45"). This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not currently provide significant guarantees on a routine basis. As a result, this interpretation has not had a material impact on our financial statements.

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

   In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS No. 149). FAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. FAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of FAS No. 149 did not have any impact on our current financial position or our results of operations.

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

   We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. As of December 31, 2003, our debt consisted of Digital Angel Corporation's borrowing under its loan agreements with Laurus, mortgages and capitalized leases with fixed implicit interest rates. Digital Angel Corporation's borrowings under its loan agreements with Laurus bear interest at prime plus 1.75% to prime plus 2.75%. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are short-term.

   Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosure is required.

   The table below presents the principal amount and weighted-average interest rate for our debt portfolio:

                                                                       Carrying Value at
         Dollars in Millions                                           December 31, 2003
         -------------------------------------------------------------------------------
           Total notes payable and long-term debt                            $ 9.0
           Notes payable bearing interest at fixed interest rates            $ 3.4
           Weighted-average interest rate during 2003                          49%(1)

   (1) The weighted-average interest rate during 2003 was significantly impacted by non-cash interest expense associated with the Debentures, which were fully repaid as of November 19, 2003. The total interest expense related to the Debentures during 2003 was $12.7 million.

   The table below presents a sensitivity analysis of fluctuations in foreign currency exchange rates:

                                                                      For the Year Ended
                                                                       December 31, 2003
         -------------------------------------------------------------------------------
         Exchange Rate Sensitivity:
         Net foreign currency gains recorded
           in our Consolidated Statements of Operations                    De minimus
         Foreign currency translation adjustments included
           in Other Comprehensive Income                                  $0.2 million

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

   Kevin H. McLaughlin: Mr. McLaughlin, age 61, was appointed our Chief Operating Officer in March 2003 and President in May 2003. From April 2002 until the present, Mr. McLaughlin has served as a director, and from April 2002 to March 2003, Mr. McLaughlin served as Chief Executive Officer of InfoTech USA, Inc., our 52.5% owned subsidiary. Prior to that time, he served as Chief Executive Officer of Computer Equity Corporation, our wholly-owned subsidiary. Mr. McLaughlin joined us as Vice President of Sales and Marketing in June 2000. From June 1995 to May 2000, he served as Senior Vice President of Sales for SCB Computer Technology, Inc.

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

   Daniel E. Penni: Mr. Penni, age 56, has served as a director since March 1995, and is Chairman of the Compensation Committee and serves on the Audit Committee of the Board of Directors. Currently, he is an Area Senior Vice President for Arthur J. Gallagher & Co. (NYSE:AJG), and previously, since March 1998, he has held several positions including Area Executive Vice President for Arthur J. Gallagher & Co.. He has worked in many sales and administrative roles in the insurance business since 1969. He is the managing member of the Norsman Group Northeast, LLC, a private sales and marketing company focused on Internet-based education and marketing and serves as Treasurer and Chairman of the Finance Committee of the Board of Trustees of the Massachusetts College of Pharmacy and Health Sciences. Mr. Penni graduated with a Bachelor of Science degree in 1969 from the School of Management at Boston College.

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

   Michael S. Zarriello: Mr. Zarriello, age 54, was appointed a director effective May 9, 2003, and serves on the Audit Committee of the Board of Directors. Mr. Zarriello has served as a member of the board of directors of Digital Angel Corporation since September 2003, and he currently serves as a member of the Compensation Committee of Digital Angel Corporation's board of directors. He has served as Senior Vice President and Chief Financial Officer for Rural/Metro Corporation in Scottsdale, Arizona since July 2003. Mr. Zarriello was a Senior Managing Director of Jesup & Lamont Securities Corporation and President of Jesup & Lamont Merchant Partners LLC from 1998 to 2003. From 1989 to 1997, Mr. Zarriello was a Managing Director- Principal of Bear Stearns & Co., Inc. and from 1989 to 1991 he served as Chief Financial Officer of the Principal Activities Group that invested the Bear Stearns' capital in middle market companies. Prior to that time, he has held positions as Chief Financial Officer of United States Leather Holdings, Inc., Chief Financial Officer of Avon Products, Inc. Healthcare Division and Assistant Corporate Controller for Avon. He graduated with a Bachelors of Science degree from the State University of New York at Albany; he holds a Masters in Business Administration from Fairleigh Dickinson University and an Advanced Professional Certificate from New York University. Mr. Zarriello holds several licenses from the National Association of Securities Dealers.

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

   COMPENSATION OF DIRECTORS

   Our non-employee directors receive a fixed quarterly fee in the amount of $7,000 per quarter, effective July 1, 2003. In addition, the Chairman of the Audit Committee receives a quarterly fee of $2,500 and the Chairman of the Compensation Committee receives a quarterly fee $1,500. Other non-employee directors receive a quarterly fee in the amount of $1,000 for each committee on which they serve as a member. Reasonable travel expenses are reimbursed when incurred. During 2003, Messrs. Penni and Rawan and Ms. Weaver each received a bonus of $150,000, and Mr. Zarriello received a bonus of $30,000, as a result of the successful repayment of all of our obligations to IBM Credit on June 30, 2003, under the terms of a forbearance agreement. As a result of the repayment, we recognized a gain on the extinguishment of debt of approximately $70.1 million during 2003. Individuals who become directors are automatically granted an initial option to purchase 2,500 shares of common stock on the date they become directors. Each of such options is granted pursuant to our 1996 Non-Qualified Stock Option Plan, the 1999 Flexible Stock Plan, or the 2003 Flexible Stock Plan on terms and conditions determined by our Board of Directors. During 2003, Messrs. Penni, Rawan and Zarriello and Ms. Weaver were granted 25,000, 25,000, 12,500 and 25,000 options, respectively, to purchase shares of our common stock. Messrs. Penni and Rawan and Ms Weaver's options were annual option awards. Twenty-five hundred of Mr. Zarriello's options were issued in connection with his appointment to our Board of Directors in May 2003, and 10,000 were issued as part of our annual option award. The amount of the annual option awards was discretionary and was determined by the Compensation Committee of the Board of Directors. Directors who are not also executive officers are not eligible to participate in any of our other benefit plans. Mr. Norris joined our Board of Directors on January 12, 2004, and therefore, he did not receive any compensation during 2003.

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

      ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth certain summary information concerning the total remuneration received or accrued for services rendered in 2003 and the two prior fiscal years to our Chief Executive Officer, our former Chief Executive Officer who retired in March 2003, and our four other most highly compensated executive officers (collectively, the "Named Executive Officers").

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
                                                                Compen-     Stock                             LTIP      Compen-
                                           Salary      Bonus    sation     Awards      Options / SAR's      Payouts     sation
  Name and Principal Position (1)   Year    ($)       ($) (2)   ($) (3)      ($)           (#) (4)             (#)        ($)

Scott R. Silverman (5)              2003  $278,077  $1,350,000  $44,442       --     1,450,000(10)              --            --
  Chairman and CEO                  2002   165,577      22,030    2,563       --     1,460,000(11)              --            --
                                    2001        --          --       --       --       276,250(12)              --            --

Richard J. Sullivan (6)             2003  $103,406          --  $15,106       --     1,088,500(13)(30)          --   $13,069,204(31)
  Former Chairman, CEO and          2002   450,000    $140,000  326,841       --     3,230,000(14)(29)          --            --
    Secretary                       2001   450,000     448,801   57,424       --     1,641,000(15)(28)(29)      --            --

Kevin H. McLaughlin (7)             2003  $157,692    $650,000   $8,250       --       575,000(16)              --            --
  President and Chief Operating     2002   152,885      20,000   97,517       --       375,500(17)              --            --
    Officer                         2001   150,000       7,087   10,615       --       288,275(18)(28)          --            --

Michael E. Krawitz (8)              2003  $181,538    $650,000       --                950,000(19)
  Executive Vice President,         2002   170,769      22,030       --       --     1,390,000(20)              --            --
    General Counsel Secretary       2001   160,000      14,174       --       --       207,275(21)(28)          --            --

Evan C. McKeown (9)                 2003  $167,692    $650,000       --       --       325,000(22)              --            --
  Senior Vice President,            2002   155,673       7,868       --       --       115,000(23)              --            --
    Chief Financial Officer,        2001    93,750       7,087       --       --        45,469(24)              --            --

Peter Zhou                          2003  $228,981      $7,500       --                415,000(25)              --            --
  Vice President, Chief Scientist   2002   216,058       7,500       --                 20,000(26)              --            --
                                    2001   212,839          --       --       --       136,650(27)(28)          --            --

--------------------
(1)   See "Related Party Transactions."
(2) The amounts in the Bonus column were discretionary awards granted by the Compensation Committee in consideration of the contributions of the respective Named Executive Officers.
(3) Other annual compensation includes: (a) in 2003, for Mr. Silverman, a general expense allowance of $38,462 and an auto allowance of $5,980, and for Richard J. Sullivan, health insurance reimbursements of $10,190 and an auto allowance of $4,916, for Mr. McLaughlin, a car allowance of $8,250; (b) in 2002, for Mr. Silverman, an auto allowance of $2,563, for Richard J. Sullivan $296,190 related to the difference between the price used to determine the number of shares of common stock issued to Mr. Sullivan in lieu of cash compensation and the market price of stock at the time of issuance, a general expense allowance of $17,362, an auto allowance of $10,242 and a payment of $3,047 for a tax gross up, and for Mr. McLaughlin, an auto allowance of $9,517; and (c) in 2001, for Richard J. Sullivan, a general expense allowance of $39,673 and an auto allowance of $17,751, and for Mr. McLaughlin, an auto allowance of $10,615.
(4) Indicates number of securities underlying options. Includes options granted by our subsidiaries.
(5) Mr. Silverman joined us as a Director and President in March 2002. He assumed the positions of Chairman of the Board of Directors and Chief Executive Officer in March 2003.
(6)   Mr. Sullivan retired in March 2003.
(7) Mr. McLaughlin joined us as Vice President of Sales and Marketing in June 2000. He assumed the positions of Chief Operating Officer and President in March 2003, and May 2003, respectively.
(8)   Mr. Krawitz assumed the position of Secretary in March 2003.
(9) Mr. McKeown joined us as Vice President, Chief Accounting Officer and Corporate Controller in March 2001. He was appointed Vice President, Chief Financial Officer in March 2002 and Senior Vice President in March 2003.
(10) Includes 200,000 options granted by us, 500,000 options granted by Digital Angel Corporation and; 750,000 options granted by Thermo Life Energy Corp.
(11) Includes 160,000 options granted by us, 350,000 options granted by InfoTech USA, Inc., 950,000 options granted by VeriChip Corporation.
(12) Includes 32,500 options granted by us, 143,750 options granted by Digital Angel Corporation, 100,000 options granted by InfoTech USA, Inc.




(13) Includes 1,088,500 options which were granted by us in prior years and that were re-priced in March 2003, under the terms of Mr. Sullivan's severance agreement.
(14) Includes 330,000 options granted by us, 1,000,000 options granted by Digital Angel Corporation, 350,000 options granted by InfoTech USA, Inc., 1,450,000 options granted by VeriChip Corporation, and 100,000 shares of VeriChip Corporation belonging to Mr. Sullivan's wife.
(15) Includes 1,341,000 options granted by us, 200,000 options granted by InfoTech USA, Inc, and 100,000 shares of Applied Digital Solutions belonging to Mr. Sullivan's wife.
(16) Includes 25,000 options granted by us, 250,000 options granted by Digital Angel Corporation, 100,000 options granted by VeriChip Corporation, and 200,000 options granted by Thermo Life Energy Corp.
(17) Includes 7,500 options granted by us, and 350,000 options granted by InfoTech USA, Inc.
(18) Includes 53,900 options granted by us, and 234,375 options granted by Digital Angel Corporation.
(19) Includes 100,000 options granted by us, 100,000 options granted by Digital Angel Corporation, and 750,000 options granted by Thermo Life Energy Corp.
(20) Includes 100,000 options granted by us, 350,000 options granted by InfoTech USA, Inc, and 940,000 options granted by VeriChip
      Corporation.
(21) Includes 60,400 options granted by us, 46,875 options granted by Digital Angel Corporation, and 100,000 options granted by InfoTech
      USA, Inc.
(22) Includes 25,000 options granted by us, 100,000 options granted by VeriChip Corporation, and 200,000 options granted by Thermo Life
      Energy Corp.
(23) Includes 15,000 options granted by us, and 100,000 options granted by VeriChip Corporation.
(24) Includes 15,000 options granted by us, and 30,469 options granted by Digital Angel Corporation.
(25) Includes 15,000 options granted by us, and 100,000 options granted by VeriChip Corporation, and 300,000 options granted by Thermo Life Energy Corp.
(26)  Includes 20,000 options granted by us.
(27) Includes 42,900 options granted by us, and 93,750 options granted by Digital Angel Corporation.
(28) Includes options granted by us in prior years that were re-priced during 2001 as follows: (a) for Richard J. Sullivan, 7,675,000;
      (b) for Kevin McLaughlin, 18,900; (c) for Michael E. Krawitz,
      15,400; and (d) for Peter Zhou, 12,900.
(29)  Info Tech USA, Inc. options forfeited on resignation.
(30)  VeriChip Corporation options forfeited on resignation.
(31) Includes the value of 5,600,000 shares of the Company's common stock of $10,976,000, which were issued to Mr. Sullivan on March 1, 2004, and the value of 1,088,500 common stock options of $2,093,204, which were re-priced in March 2003, under the terms of Mr. Sullivan's severance agreement. The issuance of the shares and the re-pricing of the stock options were approved by the Company's shareholders on July 25, 2003.

      The following table contains information concerning the grant under all of our stock option plans and under all of our subsidiary stock option plans, to the Named Executive Officers during the year ended December 31, 2003:

                                                       OPTION GRANTS IN 2003
                                                         INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Potential Realizable Value At
                                                                                                         Assumed Rates of Stock
                                                                                                      Appreciation for Option Term
--------------------------------------------------------------------------------------------------  ------------------------------
                                  Number of          % of
                                 Securities          Total
                                 Underlying         Options
                                   Options        Granted to
                                   Granted         Employees      Exercise
          Name                       (#)            in 2003     Price ($/Sh)     Expiration Date       5% ($)           10% ($)
-------------------------------  ----------       ----------    ------------   -------------------  ------------    --------------
Scott R. Silverman                  200,000 (1)       9.9%          $3.90           November-11       $955,701        $2,289,417
                                    250,000 (2)      13.9            1.91          September-14        177,756           463,838
                                    250,000 (2)      13.9            3.89          December-14         413,768         1,434,072
                                    750,000 (4)      19.2            0.05            April-11          358,388           858,531
Richard J. Sullivan                 200,000 (5)       9.9            0.10 (5)        July-08           595,572         1,327,890
                                    120,000 (5)       6.0            0.10 (5)      February-08         321,946           709,038
                                     18,500 (5)       0.9            0.10 (5)        April-04            9,614            19,245
                                    350,000 (5)      17.4            0.10 (5)      September-06        654,798         1,392,898
                                    100,000 (5)       5.0            0.10 (5)      September-07        246,439           537,768
                                    200,000 (5)       9.9            0.10 (5)       January-07         405,154           867,665
                                    100,000 (5)       5.0            0.10 (5)         May-05           110,784           227,824
Kevin H. McLaughlin                  25,000 (1)       1.2            3.90          November-11         119,463           286,177
                                    250,000 (2)      13.9            1.91          September-11        177,699           463,652
                                    100,000 (3)      12.7            0.25            April-11           47,785           114,471
                                    200,000 (4)       5.1            0.05            April-11           95,570           228,942
Michael E. Krawitz                  100,000 (1)       5.0            3.90          November-11         477,850         1,144,709
                                    100,000 (2)       5.6            3.89          December-14         165,507           573,629
                                    750,000 (4)      19.2            0.05            April-11          358,388           858,531
Evan C. McKeown                      25,000 (1)       1.2            3.90          November-14         119,463           286,177
                                    100,000 (3)      12.7            0.25            April-11           47,785           114,471
                                    200,000 (4)       5.1            0.05            April-11           95,570           228,942
Peter Zhou                           15,000 (1)       0.7            3.90          November-14          94,432           239,366
                                    100,000 (3)      12.7            0.25            April-11           47,785           114,471
                                    300,000 (4)       7.7            0.05            April-11          143,355           343,413

--------------------
(1) These options were granted under the 2003 Flexible Stock Plan at an exercise price equal to the fair market value of our common stock on the date of grant. These options vest one year from the date of grant.
(2) Digital Angel Corporation granted these options at an exercise price equal to the fair market value of our common stock on the date of grant. These options vest one year from the date of grant.
(3) VeriChip Corporation granted these options at an exercise price equal to the fair market value of our common stock on the date of grant. These options vest one year from the date of grant.
(4) Thermo Life Energy Corp. granted these options at an exercise price equal to the fair market value of our common stock on the date of grant. These options vest one year from the date of grant.
(5) These options were granted by us under the 1996 Non-Qualified Stock Option Plan and/or the 1999 Flexible Stock Plan in prior years and were re-priced on March 24, 2003, as part of Mr. Sullivan's severance agreement. The re-priced options are exercisable at $0.10 per share. All other terms remained unchanged.

      The terms of the 1996 Non-Qualified Stock Option Plan, the 1999 Flexible Stock Plan and the 2003 Flexible Stock Plan include change of control provisions. Upon a change of control, as defined in the plans, all stock options become fully vested, exercisable or payable.

      The following table sets forth information with respect to stock options exercised by the Named Executive Officers concerning the exercise of options during the fiscal year ended December 31, 2003 and stock options held as of December 31, 2003 by each Named Executive Officer:

                       2003 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                              Number of Securities          Value of Unexercised
                                                                             Underlying Unexercised            In-The-Money
                                                                                   Options at                   Options at
                                            Exercised in 2003                December 31, 2003 (#)        December 31, 2003 ($) (2)
                                    ----------------------------------    ----------------------------   --------------------------
                                                             Value
                                     Shares Acquired       Realized
             Name                   Upon Exercise (#)      ($) (1)         Exercisable  Unexercisable    Exercisable  Unexercisable
---------------------------------   -----------------   --------------     -----------  -------------    -----------  -------------
SCOTT R. SILVERMAN
  Applied Digital Solutions, Inc.             -                 -           192,500         200,000        $368,000      $160,000
              Digital Angel Corp.             -                 -           250,000         250,000         707,500       212,500
               InfoTech USA, Inc.             -                 -           100,000         350,000               -             -
             VeriChip Corporation             -                 -           500,000         450,000         100,000        90,000
         Thermo Life Energy Corp.             -                 -                 -         750,000               -             -
RICHARD J. SULLIVAN
  Applied Digital Solutions, Inc.                                            10,000 (4)           -          15,000             -
              Digital Angel Corp.     1,148,500 (3)    $4,662,159 (3)     1,093,750 (5)           -       4,601,078             -
               InfoTech USA, Inc.             -                 -                 - (4)           -               -             -
             VeriChip Corporation             -                 -           100,000               -          20,000             -
         Thermo Life Energy Corp.             -                 -                 -               -               -             -
KEVIN H. MCLAUGHLIN
  Applied Digital Solutions, Inc.                                            39,167          25,000         112,583        20,000
              Digital Angel Corp.             -                 -                 -         250,000               -       707,500
               InfoTech USA, Inc.             -                 -                 -         350,000               -             -
             VeriChip Corporation             -                 -                 -         100,000               -             -
         Thermo Life Energy Corp.             -                 -                 -         200,000               -             -
MICHAEL E. KRAWITZ
  Applied Digital Solutions, Inc.                                           150,400         100,000         327,280        80,000
              Digital Angel Corp.             -                 -           114,188         100,000         506,161        85,000
               InfoTech USA, Inc.             -                 -           100,000         350,000               -             -
             VeriChip Corporation             -                 -           500,000         440,000         100,000        88,000
         Thermo Life Energy Corp.             -                 -                 -         750,000               -             -
EVAN C. MCKEOWN
  Applied Digital Solutions, Inc.                                            23,333          26,667          51,166        25,333
              Digital Angel Corp.             -                 -                 -               -               -             -
               InfoTech USA, Inc.             -                 -                 -               -               -             -
             VeriChip Corporation             -                 -           100,000         100,000          20,000             -
         Thermo Life Energy Corp.             -                 -                 -         200,000               -             -
PETER ZHOU
  Applied Digital Solutions, Inc.                                            32,900          15,000          73,280        12,000
              Digital Angel Corp.             -                 -           271,875               -       1,086,986             -
               InfoTech USA, Inc.             -                 -                 -               -               -             -
             VeriChip Corporation             -                 -                 -         100,000               -             -
         Thermo Life Energy Corp.             -                 -                 -         300,000               -             -

--------------------
(1) The values realized represent the aggregate market value of the shares covered by the option on the date of exercise less the aggregate exercise price paid by the executive officer, but do not include deduction for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares.
(2) The value of the unexercised in-the-money options at December 31, 2003, is based upon the following fair market values: $4.70 for options exercisable into shares of our common stock (based on the closing price of our common stock as reported on the Nasdaq SmallCap Market on December 31, 2003, adjusted for the reverse stock split); $4.74 for options exercisable into shares of Digital Angel Corporation's common stock (based upon the closing price of Digital Angel Corporations common stock as reported on the American Stock Exchange on December 31, 2002); $0.23 for options exercisable into shares of InfoTech USA, Inc.'s common stock (based on the closing price of InfoTech USA, Inc.'s common stock on the OTC Bulletin Board on December 31, 2003); $0.25 for options exercisable into shares of VeriChip Corporation's common stock based upon the estimated fair value on December 31, 2003; and $0.05 for options exercisable into shares of Thermo Life Energy Corp.'s common stock based upon the estimated fair value on December 31, 2003. The values shown are net of the option exercise price, but do not include deduction for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares.
(3) Includes 60,000 options exercised by Mr. Sullivan's wife. The value received for these shares was $198,000.
(4)   Includes 100,000 exercisable options, which are owned by Mr.
      Sullivan's wife.
(5) Includes 93,570 exercisable options, which are owned by Mr. Sullivan's wife. The options have a value of $394,378.

The following table sets forth information with respect to the named executive officers concerning the repricing of options during 2003 and 2001 and for the last ten completed fiscal years:

                                                    10-YEAR OPTION/SAR RE-PRICING

                                                     Number of                                                         Length of
                                                    Securities     Market Price                                     Original Option
                                                    Underlying      of Stock at     Exercise Price                  Term Remaining
                                                   Options/SARs       Time of         at Time of        New           at Date of
                                                   Re-priced or    Repricing or      Repricing or     Exercise       Repricing or
                 Name            Date               Amended (#)    Amendment ($)     Amendment ($)    Price ($)        Amendment
---------------------------------------------------------------------------------- -------------------------------------------------
Richard J. Sullivan             March 24, 2003         200,000         $2.00             $2.80         $ 0.10           55 months
                                March 24, 2003         120,000          2.00              3.20           0.10           50 months
                                March 24, 2003          18,500          2.00              1.50           0.10            4 months
                                March 24, 2003         350,000          2.00              1.50           0.10           33 months
                                March 24, 2003         100,000          2.00              1.50           0.10           45 months
                                March 24, 2003         200,000          2.00              1.50           0.10           36 months
                                March 24, 2003         100,000          2.00              1.50           0.10           17 months
                            September 21, 2001          50,000          1.50             39.30           1.50           22 months
                            September 21, 2001          50,000          1.50             55.80           1.50           25 months
                            September 21, 2001          63,000          1.50             44.60           1.50           12 months
                            September 21, 2001           4,500          1.50             42.50           1.50           10 months
                            September 21, 2001          50,000          1.50             35.10           1.50           30 months
                            September 21, 2001          50,000          1.50             30.30           1.50         31.5 months
                            September 21, 2001          50,000          1.50             21.90           1.50           38 months
                            September 21, 2001         100,000          1.50             20.30           1.50        104.5 months
                            September 21, 2001         350,000          1.50             27.50           1.50           60 months
                            September 21, 2001         200,000          1.50              6.90           1.50           63 months

Scott R. Silverman          September 21, 2001          10,000          1.50              2.70           1.50         58.5 months


Michael E. Krawitz          September 21, 2001           2,500          1.50             20.30           1.50        104.5 months
                            September 21, 2001           5,000          1.50             20.00           1.50         49.5 months
                            September 21, 2001           7,900          1.50             27.50           1.50           60 months
                            September 21, 2001          10,000          1.50              6.90           1.50           63 months

Evan C. McKeown             September 21, 2001           1,667          1.50             12.20           1.50           66 months
                            September 21, 2001           1,667          1.50             12.20           1.50           78 months
                            September 21, 2001           1,666          1.50             12.20           1.50           90 months

Kevin McLaughlin            September 21, 2001           3,333          1.50             36.60           1.50         57.5 months
                            September 21, 2001           3,333          1.50             36.60           1.50         69.5 months
                            September 21, 2001           3,333          1.50             36.60           1.50         81.5 months
                            September 21, 2001           3,900          1.50             27.50           1.50           60 months
                            September 21, 2001           7,500          1.50              6.90           1.50           63 months

Peter Zhou                  September 21, 2001           1,667          1.50             63.40           1.50         51.5 months
                            September 21, 2001           1,667          1.50             63.40           1.50         63.5 months
                            September 21, 2001           1,666          1.50             63.40           1.50         75.5 months
                            September 21, 2001           7,900          1.50             27.50           1.50           60 months
                            September 21, 2001          10,000          1.50              6.90           1.50           63 months


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

      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

      None

      EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

      We have not entered into employment contracts with any of our executive officers. Previously, we had entered into an employment contract with Michael E. Krawitz, Executive Vice President, General Counsel and Secretary, which Mr. Krawitz agreed to terminate for no consideration in November 2003. We have established a severance policy for our executive officers under which, if we terminate an employee without cause, as defined, or the employee resigns with good reason the employee will receive severance payments. Under the policy, senior vice presidents and above will receive one year of base salary and vice presidents will receive six months of base salary, based on the salary in effect at time of the termination. The severance amount is reduced by half if the employee has been in our employ for less than one year. Payments cease if, in any material respect, the employee engages in an activity that competes with us or if the employee breaches a duty of confidentiality.

      On March 21, 2003, Richard J. Sullivan retired. Under the terms of Mr. Sullivan's, severance agreement, Mr. Sullivan received a one-time payment of 5.6 million shares of our common stock, which were issued to Mr. Sullivan on March 1, 2004, and 1.1 million re-priced options. The options surrendered had exercise prices ranging from $1.50 to $3.20 per share and were replaced with options exercisable at $0.10 per share. All of the options have been exercised.

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

      SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of all such reports to us. We believe, based on our stock transfer records and other information available to us, that all reports required under Section 16(a) were timely filed during 2003 except for a joint Form 4 for Applied Digital Solutions, Inc. and the Digital Angel Share Trust related to the disposition of 4,546 shares of the Digital Angel Corporation common stock owned by us in connection with the exchange of a portion of our 8.5% Convertible Exchangeable Debentures that was filed approximately two months late.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      OWNERSHIP OF EQUITY SECURITIES

      The following table sets forth information regarding beneficial ownership of our common stock by each director and by each executive officer named in the summary compensation table and by all the directors and executive officers as a group as of March 10, 2004:

                                                                              ---------------------------------------------
                                                                                    Number of
                                                                                Shares of Common            Percent of
                                                                               Stock Beneficially          Common Stock
                              Name of Beneficial Owner                              Owned (1)           Beneficially Owned
----------------------------------------------------------------------------  ----------------------    -------------------
  Scott R. Silverman                                                                  194,500                     *
  J. Michael Norris                                                                        --                    --
  Daniel E. Penni                                                                     191,264                     *
  Dennis G. Rawan                                                                       1,333                     *
  Constance K. Weaver                                                                 132,917                     *
  Michael S. Zarriello                                                                  2,452                     *
  Richard J. Sullivan (2)(3)                                                           12,222                     *
  Kevin H. McLaughlin                                                                  40,233                     *
  Michael E. Krawitz                                                                  156,236                     *
  Evan C. McKeown                                                                      25,155                     *
  Peter Zhou                                                                           35,253                     *

  All directors and executive officers as a group (12 persons)                        834,817                   1.6%

--------------------

* Represents less than 1% of the issued and outstanding shares of our common stock.

(1) This table includes presently exercisable stock options and options that are exercisable within sixty days of March 10, 2004, in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Scott R. Silverman - 192,500; Daniel E. Penni - 116,400; Dennis G. Rawan - 833; Constance K. Weaver - 98,900; Richard J. Sullivan - 10,000; Kevin H. McLaughlin -39,133; Michael E. Krawitz
      - 150,400; Evan C. McKeown - 25,000; Peter Zhou - 32,900; and all directors and officers as a group - 703,467.

(2) Includes 10,000 presently exercisable options and 2,222 shares of common stock owned by Mr. Sullivan's spouse.

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

      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      During 2003, we granted 2,016,800 options under our 2003 Flexible Stock Plan, 1999 Flexible Stock Plan and 1996 Non-Qualified Stock Option Plan, including 1,321,400 options that were re-priced in March 2003, under the terms of two severance agreements with our former officers and director. As of December 31, 2003, the following shares of our common stock were authorized for issuance under our equity compensation plans:

      EQUITY COMPENSATION PLAN INFORMATION

                                                         (a)                         (b)                           (c)
                                                                                                           Number of securities
                                                                                                         remaining available for
                                                                              Weighted-average            future issuance under
                                               Number of securities to         exercise price              equity compensation
                                               be issued upon exercise          per share of                 plans (excluding
                                               of outstanding options,      outstanding options,         securities reflected in
Plan Category (1)                                warrants and rights        warrants and rights                column (a))
Equity compensation plans approved by
  security holders                                     2,491,530                    $9.30                      1,352,376 (2)
Equity compensation plans not approved
  by security holders                                         --                       --                             --
                                           ---------------------------------------------------------------------------------------
Total                                                  2,491,530                    $9.30                      1,352,376
-------------------------------------------=======================================================================================

(1) A narrative description of the material terms of our equity compensation plans is set forth in Note 15 to our Consolidated Financial Statements.

(2) Includes 594,926 shares available for future issuance under our 1999 Employees Stock Purchase Plan.

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

      Marc Sherman, the former Chief Executive Officer of Intellesale, Inc. and brother-in-law of

Constance Weaver, a member of our Board of Directors, was indebted to us for approximately $990,000, which amount was satisfied in connection with a settlement agreement described below. This amount represents the amount due to us under seven promissory notes with principal balances aggregating $795,000, plus accrued interest of approximately $195,000. The largest principal amount outstanding under the seven promissory notes during 2003 was $795,000, plus accrued interest. Six of the promissory notes with an aggregate principal balance of $595,000 were executed during a six-month period beginning March 26, 1998 through September 10, 1998. These six promissory notes were due on demand and bore interest at the rate of 6% per annum. Following the institution of litigation, a settlement was negotiated which became effective in March of 2004. Pursuant to the settlement, these principal amounts were paid by offsetting (on a dollar-for-dollar basis) a pension obligation we had to Mr. Sherman's family. The seventh promissory note is a non-interest bearing promissory note in the amount of $200,000, which was executed on January 1, 1999. The proceeds of the $200,000 note were used by Mr. Sherman to acquire 10,000 shares of our common stock, which 10,000 shares were the security for such note. As part of the settlement, Mr. Sherman is to deliver those shares back to us, along with 5,000 additional shares.

      SARBANES-OXLEY ACT OF 2002

      The Sarbanes-Oxley Act of 2002, referred to herein as the Act, makes it unlawful for a public company to make material modifications to any existing loans made to its executive officers and directors. The Act does not provide guidance as to whether a company's election not to make demand on a demand promissory note will be deemed a material modification.

      TRANSACTIONS WITH SUBSIDIARIES

      Digital Angel Corporation

      As of December 31, 2003, we are the beneficial owner of approximately 66.9% of Digital Angel Corporation's outstanding common stock. During 2003, Digital Angel Corporation reimbursed us $0.1 million for research services and billed us $0.5 million for VeriChip product. During 2002, the Digital Angel Corporation paid us approximately $0.3 million for research services. Other transactions, primarily for research services and insurance premiums, resulted in a $0.3 million payment due to us from Digital Angel Corporation as of December 31, 2003.

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

      InfoTech USA, Inc.

      On June 22, 2003, we borrowed $1.0 million from InfoTech USA, Inc. under the terms of a commercial loan agreement and a term note. The loan accrues interest at an annual rate of 16% and interest is payable monthly beginning on July 31, 2003, with principal and accrued interest due on June 30, 2004. As of March 10, 2004, $1.0 million of principal was outstanding under the note and accrued interest was approximately five thousand dollars. Under the terms of a Stock Pledge Agreement, we pledged 0.8 million shares of the Digital Angel Corporation common stock that we own as collateral for the loan. The proceeds of the loan were used to fund operations.

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

DATE:  MAY 21, 2004        APPLIED DIGITAL SOLUTIONS, INC. (REGISTRANT)

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

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS............................F-76


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

         As discussed in Note 31 to the consolidated financial statements, the Company retroactively restated the financial statements to reflect a 1-for-10 reverse stock split effectuated on April 5, 2004.

         In connection with our audits of the financial statements referred to above, we audited the financial schedules of Valuation and Qualifying Accounts for 2003 and 2002. In our opinion, these financial schedules, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information stated therein.



Eisner LLP

New York, New York
February 20, 2004

With respect to Note 17
March 1, 2004

With respect to the reverse stock split
April 5, 2004

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

PricewaterhouseCoopers LLP
St. Louis, Missouri
March 27, 2002, except for the 2001 segment information included in Note 27, which is as of August 23, 2002, Note 21, which is as of May 30, 2003, and as to the reverse stock split which is as of April 5, 2004.

                              APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------
                                           CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                            2003          2002
                                                                                         ---------     ----------
                                       ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                            $  10,161     $   5,818
    Restricted cash                                                                            765            --
    Accounts receivable and unbilled receivables (net of allowance
      for doubtful accounts of $1,035 in 2003 and $1,263 in 2002)                           14,531        16,548
    Inventories                                                                              9,490         6,409
    Notes receivable                                                                         1,658         2,801
    Other current assets                                                                     2,803         2,920
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                        39,408        34,496

PROPERTY AND EQUIPMENT, NET                                                                  9,365         9,822

NOTES RECEIVABLE, NET                                                                          504           758

GOODWILL, NET                                                                               63,331        67,818

OTHER ASSETS, NET                                                                            1,654         4,339
-----------------------------------------------------------------------------------------------------------------

                                                                                         $ 114,262     $ 117,233
=================================================================================================================

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Notes payable and current maturities of long-term debt                               $   6,136     $  81,879
    Accounts payable                                                                        13,710         9,761
    Accrued interest                                                                            --        10,149
    Other accrued expenses                                                                  22,616        19,145
    Put accrual                                                                                200           200
    Net liabilities of Discontinued Operations                                               9,545         9,368
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                   52,207       130,502

LONG-TERM DEBT AND NOTES PAYABLE                                                             2,860         3,346
OTHER LONG-TERM LIABILITIES                                                                  3,430         1,055
-----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                           58,497       134,903
-----------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
-----------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                                           23,029        18,422
-----------------------------------------------------------------------------------------------------------------
PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred shares: Authorized 5,000 shares in 2003 and 2002 of $10 par value;
      special voting, no shares issued or outstanding in 2003 and 2002, Class B
      voting, no shares issued or outstanding in 2003 and 2002                                  --            --
    Common shares: Authorized 560,000 shares in 2003 and 435,000 shares in 2002 of
      $.01 par value; 41,220 shares issued and 41,126 shares outstanding in 2003 and
      28,507 shares issued and 28,413 shares outstanding in 2002                               412           285
    Additional paid-in-capital                                                             443,099       377,621
    Accumulated deficit                                                                   (413,923)     (417,066)
    Common stock warrants                                                                    5,650         5,650
    Treasury stock (carried at cost, 94 shares in 2003 and 2002)                            (1,777)       (1,777)
    Accumulated other comprehensive income                                                     206            31
    Notes received for shares issued                                                          (931)         (836)
-----------------------------------------------------------------------------------------------------------------
TOTAL PREFERRED STOCK, COMMON STOCK, AND OTHER STOCKHOLDERS' EQUITY
   (DEFICIT)                                                                                32,736       (36,092)
-----------------------------------------------------------------------------------------------------------------

                                                                                         $ 114,262     $ 117,233
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
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------------------
                                                                                       2003          2002             2001
                                                                                     --------      ---------       ------------
PRODUCT REVENUE                                                                      $ 78,649      $  80,936       $ 113,147
SERVICE REVENUE                                                                        16,618         19,276          43,340
-------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                          95,267        100,212         156,487
COST OF PRODUCTS SOLD                                                                  59,921         59,239          87,508
COST OF SERVICES SOLD                                                                   6,526          9,323          23,169
-------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                           28,820         31,650          45,810
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                                            56,656         66,450         102,316
RESEARCH AND DEVELOPMENT EXPENSE                                                        6,255          4,130           8,783
GAIN ON EXTINGUISHMENT OF DEBT                                                        (70,064)            --          (9,465)
ASSET IMPAIRMENT                                                                        5,442         69,382          71,719
DEPRECIATION AND AMORTIZATION                                                           1,754          3,929          28,061
  (GAIN) LOSS ON SALES OF SUBSIDIARIES AND BUSINESS ASSETS                                330           (132)          6,058
INTEREST AND OTHER INCOME                                                              (1,115)        (2,356)         (2,076)
INTEREST EXPENSE                                                                       22,736         17,524           8,555
-------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR
  INCOME TAXES, MINORITY INTEREST, LOSSES ATTRIBUTABLE TO
  CAPITAL TRANSACTIONS OF SUBSIDIARY AND EQUITY IN NET LOSS
  OF AFFILIATE                                                                          6,826       (127,277)       (168,141)
PROVISION FOR INCOME TAXES                                                              1,702            326          20,870
-------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST,
  LOSSES ATTRIBUTABLE TO CAPITAL TRANSACTIONS OF SUBSIDIARY AND
  EQUITY IN NET LOSS OF AFFILIATE                                                       5,124       (127,603)       (189,011)
MINORITY INTEREST                                                                      (5,180)       (18,474)           (718)
NET LOSS ON CAPITAL TRANSACTIONS OF SUBSIDIARY                                            244          2,437              --
LOSS ATTRIBUTABLE TO CHANGES IN MINORITY INTEREST AS A RESULT OF CAPITAL
  TRANSACTIONS OF SUBSIDIARY                                                            6,535          2,048              --
EQUITY IN NET LOSS OF AFFILIATE                                                            --            291             328
-------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                                3,525       (113,905)       (188,621)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES OF $0 IN 2001                     --             --             213
CHANGE IN ESTIMATE ON LOSS ON DISPOSAL AND OPERATING
  LOSSES DURING THE PHASE OUT PERIOD                                                     (382)         1,420         (16,695)
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                       3,143       (112,485)       (205,103)
PREFERRED STOCK DIVIDENDS AND OTHER                                                        --             --           1,147
ACCRETION OF BENEFICIAL CONVERSION FEATURE OF
  REDEEMABLE PREFERRED STOCK - SERIES C                                                    --             --           9,392
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                                   $  3,143      $(112,485)      $(215,642)
===============================================================================================================================

EARNINGS (LOSS) PER COMMON SHARE - BASIC
  INCOME (LOSS) FROM CONTINUING OPERATIONS                                           $   0.10      $   (4.23)      $  (11.71)
  (LOSS) INCOME FROM DISCONTINUED OPERATIONS                                            (0.01)          0.05           (0.97)
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE - BASIC                                           $   0.09      $   (4.18)      $  (12.68)
===============================================================================================================================

EARNINGS (LOSS) PER COMMON SHARE - DILUTED
  INCOME (LOSS) FROM CONTINUING OPERATIONS                                           $   0.09      $   (4.23)      $  (11.71)
  (LOSS) INCOME FROM DISCONTINUED OPERATIONS                                            (0.01)          0.05           (0.97)
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE - DILUTED                                         $   0.08      $   (4.18)      $  (12.68)
===============================================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                           36,178         26,923          17,001
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                         37,299         26,923          17,001
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


                                      PREFERRED STOCK          COMMON STOCK       ADDITIONAL
                                     ------------------------------------------    PAID-IN-    ACCUMULATED
                                     NUMBER     AMOUNT     NUMBER       AMOUNT     CAPITAL       DEFICIT
                                     -----------------------------------------------------------------------
BALANCE - DECEMBER 31, 2000            --         $--       10,306      $ 103      $266,573     $ (99,478)
Net loss                               --          --           --         --            --      (205,103)
Comprehensive loss -
 Foreign currency translation          --          --           --         --            --            --
                                                                                                ---------
Total comprehensive loss               --          --           --         --            --      (205,103)
Conversion of redeemable
 preferred shares to common shares     --          --        6,481         65        14,485            --
Accretion of beneficial
 conversion feature of redeemable
 preferred shares                      --          --           --         --        (9,392)           --
Dividends accrued on redeemable
 preferred stock                       --          --           --         --          (535)           --
Beneficial conversion feature of
 redeemable preferred stock            --          --           --         --         9,392            --
Penalty paid by issuance of
 redeemable preferred stock            --          --           --         --          (612)           --
Stock option re-pricing                --          --           --         --         5,274            --
Stock option discounts                 --          --           --         --           246            --
Issuance of warrants                   --          --           --         --           115            --
Issuance of common shares              --          --          763          8         1,980            --
Issuance of common shares for
 software license purchase             --          --          628          6        10,195            --
Issuance of common shares for
 investment                            --          --          332          3         8,070            --
Issuance of common shares under
 earnout, put and price
 protection provisions of
 acquisition agreements                --          --        6,181         61        27,030            --
Common shares repurchased              --          --           --         --            --            --
Notes received for shares issued       --          --          554          6         9,368            --
Note received for shares issued
 charged to bad debt expense           --          --           --         --            --            --
                                     -----------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001            --         $--       25,245      $ 252      $342,189     $(304,581)
                                     =======================================================================


                                                              ACCUMULATED      NOTES
                                       COMMON                    OTHER      RECEIVED FOR       TOTAL
                                       STOCK      TREASURY   COMPREHENSIVE     SHARES      STOCKHOLDERS'
                                      WARRANTS     STOCK     (LOSS) INCOME     ISSUED     EQUITY (DEFICIT)
                                     ---------------------------------------------------------------------
BALANCE - DECEMBER 31, 2000           $ 1,406     $(2,803)      $ (729)      $  (4,510)     $ 160,562
Net loss                                   --          --           --              --       (205,103)
Comprehensive loss -
 Foreign currency translation              --          --          (18)             --            (18)
                                                                ------                      ---------
Total comprehensive loss                   --          --          (18)             --       (205,121)
Conversion of redeemable
 preferred shares to common shares         --          --           --              --         14,550
Accretion of beneficial
 conversion feature of redeemable
 preferred shares                          --          --           --              --         (9,392)
Dividends accrued on redeemable
 preferred stock                           --          --           --              --           (535)
Beneficial conversion feature of
 redeemable preferred stock                --          --           --              --          9,392
Penalty paid by issuance of
 redeemable preferred stock                --          --           --              --           (612)
Stock option re-pricing                    --          --           --              --          5,274
Stock option discounts                     --          --           --              --            246
Issuance of warrants                    1,887          --           --              --          2,002
Issuance of common shares                  --          --           --              --          1,988
Issuance of common shares for
 software license purchase                 --          --           --              --         10,201
Issuance of common shares for
 investment                                --          --           --              --          8,073
Issuance of common shares under
 earnout, put and price
 protection provisions of
 acquisition agreements                    --          --           --              --         27,091
Common shares repurchased                  --      (4,600)          --              --         (4,600)
Notes received for shares issued           --       5,626           --         (15,000)            --
Note received for shares issued
 charged to bad debt expense               --          --           --           9,000          9,000
                                     ---------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001           $ 3,293     $(1,777)      $ (747)      $ (10,510)     $  28,119
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


                                      PREFERRED STOCK          COMMON STOCK       ADDITIONAL
                                     ------------------------------------------    PAID-IN-    ACCUMULATED
                                     NUMBER     AMOUNT     NUMBER       AMOUNT     CAPITAL       DEFICIT
                                     -----------------------------------------------------------------------
BALANCE - DECEMBER 31, 2001
 (BROUGHT FORWARD)                     --        $--        25,245      $252       $342,189     $(304,581)
   Net loss                            --         --            --        --             --      (112,485)
   Comprehensive loss -
    Foreign currency translation       --         --            --        --             --            --
                                                                                                ---------
   Total comprehensive loss            --         --            --        --             --      (112,485)
   Expiration of redeemable
    preferred stock option -
    Series C                           --         --            --        --          5,180            --
   Adjustment for notes received
    for shares issued                  --         --            --        --         (4,424)           --
   Allowance for uncollectible
    portion of notes received for
    shares issued                      --         --            --        --             --            --
   Collection of notes received
    for shares issued                  --         --            --        --             --            --
   Treasury stock transaction          --         --            --        --          1,878            --
   Retirement of treasury stock        --         --           (98)       (1)        (1,877)           --
   Shares issuable for settlement
    of liability                       --         --                      --             63            --
   Obligation for shares issuable
    in settlement of liability         --         --            --        --            (63)           --
   Stock option re-pricing             --         --            --        --            254            --
   Stock options - Digital Angel
    Corporation                        --         --            --        --         18,800            --
   Stock options - VeriChip
    Corporation                        --         --            --        --            200            --
   Issuance of warrants                --         --            --        --             --            --
   Issuance of warrants - Digital
    Angel Corporation                  --         --            --        --            163            --
   Issuance of warrants - VeriChip
    Corporation                        --         --            --        --             44            --
   Remeasurement of warrants -
    Digital Angel Corporation          --         --            --        --          1,066            --
   Issuance of common shares for
    exercise of stock options          --         --           746         8          1,169            --
   Issuance of common shares and
    options for services,
    compensation and other             --         --         2,614        26         12,979            --
------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2002            --        $--        28,507      $285       $377,621     $(417,066)
============================================================================================================



                                                              ACCUMULATED      NOTES
                                       COMMON                    OTHER      RECEIVED FOR       TOTAL
                                       STOCK      TREASURY   COMPREHENSIVE     SHARES      STOCKHOLDERS'
                                      WARRANTS     STOCK     (LOSS) INCOME     ISSUED     EQUITY (DEFICIT)
                                     ---------------------------------------------------------------------
BALANCE - DECEMBER 31, 2001
 (BROUGHT FORWARD)                    $3,293      $(1,777)       $(747)      $(10,510)      $  28,119
   Net loss                               --           --           --             --        (112,485)
   Comprehensive loss -
    Foreign currency translation          --           --          778             --             778
                                                                 -----                      ---------
   Total comprehensive loss               --           --          778             --        (111,707)
   Expiration of redeemable
    preferred stock option -
    Series C                              --           --           --             --           5,180
   Adjustment for notes received
    for shares issued                     --           --           --          4,424              --
   Allowance for uncollectible
    portion of notes received for
    shares issued                         --           --           --          4,094           4,094
   Collection of notes received
    for shares issued                     --           --           --          1,156           1,156
   Treasury stock transaction             --       (1,878)          --             --              --
   Retirement of treasury stock           --        1,878           --             --              --
   Shares issuable for settlement
    of liability                          --           --           --             --              63
   Obligation for shares issuable
    in settlement of liability            --           --           --             --             (63)
   Stock option re-pricing                --           --           --             --             254
   Stock options - Digital Angel
    Corporation                           --           --           --             --          18,800
   Stock options - VeriChip
    Corporation                           --           --           --             --             200
   Issuance of warrants                2,357           --           --             --           2,357
   Issuance of warrants - Digital
    Angel Corporation                     --           --           --             --             163
   Issuance of warrants - VeriChip                     --           --             --              --
    Corporation                           --           --           --             --              44
   Remeasurement of warrants -
    Digital Angel Corporation             --           --           --             --           1,066
   Issuance of common shares for
    exercise of stock options             --           --           --             --           1,177
   Issuance of common shares and
    options for services,
    compensation and other                --           --           --             --          13,005
------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2002           $5,650      $(1,777)       $  31       $   (836)      $ (36,092)
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


                                      PREFERRED STOCK          COMMON STOCK       ADDITIONAL
                                     ------------------------------------------    PAID-IN-    ACCUMULATED
                                     NUMBER     AMOUNT     NUMBER       AMOUNT     CAPITAL       DEFICIT
                                     -----------------------------------------------------------------------
BALANCE - DECEMBER 31, 2002
 (BROUGHT FORWARD)                     --       $--         28,507      $285       $377,621     $(417,066)
   Net income                          --        --             --        --             --         3,143
   Comprehensive income
    Foreign currency translation       --        --             --        --             --            --
                                                                                                ---------
   Total comprehensive income          --        --             --        --             --         3,143
   Adjustment to allowance for
    uncollectible portion of
    notes received for
    shares issued                      --        --             --        --            --             --
   Stock option re-pricing             --        --             --        --         (1,340)           --
   Stock options - VeriChip
    Corporation                                                                         188            --
   Issuance of warrants - Digital
    Angel Corporation                  --        --             --        --          1,055            --
   Issuance of common shares           --        --          9,645        96         28,803            --
   Liability to be settled in
    common stock                       --        --             --        --         17,966            --
   Issuance of common shares under
    earnout provision of acquisition
    agreement                          --        --             96         1            407            --
   Issuance of common shares to
    settle convertible debt            --        --          2,770        28          9,711            --
   Beneficial conversion feature of
    convertible, exchangeable
    debentures                         --        --             --        --          7,652            --
   Issuance of common shares and
    options for services,
    compensation and other             --        --            202         2          1,036            --
                                     -----------------------------------------------------------------------

BALANCE - DECEMBER 31, 2003            --       $--         41,220      $412       $443,099     $(413,923)
                                     =======================================================================


                                                              ACCUMULATED      NOTES
                                       COMMON                    OTHER      RECEIVED FOR       TOTAL
                                       STOCK      TREASURY   COMPREHENSIVE     SHARES      STOCKHOLDERS'
                                      WARRANTS     STOCK     (LOSS) INCOME     ISSUED     EQUITY (DEFICIT)
                                     ---------------------------------------------------------------------
BALANCE - DECEMBER 31, 2002
 (BROUGHT FORWARD)                    $5,650      $(1,777)       $ 31          $(836)         $(36,092)
   Net income                             --           --          --             --             3,143
   Comprehensive income
    Foreign currency translation          --           --         175             --               175
                                                                 ----                         --------
   Total comprehensive income             --           --         175             --             3,318
   Adjustment to allowance for
    uncollectible portion of
    notes received for
    shares issued                         --           --          --            (95)              (95)
   Stock option re-pricing                --           --          --             --            (1,340)
   Stock options - VeriChip
    Corporation                           --           --          --             --               188
   Issuance of warrants - Digital
    Angel Corporation                     --           --          --             --             1,055
   Issuance of common shares              --           --         --              --            28,899
   Liability to be settled in
    common stock                          --           --         --              --            17,966
   Issuance of common shares under
    earnout provision of acquisition
    agreement                             --           --          --             --               408
   Issuance of common shares to
    settle convertible debt               --           --          --             --             9,739
   Beneficial conversion feature of
    convertible, exchangeable
    debentures                            --           --          --             --             7,652
   Issuance of common shares and
    options for services,
    compensation and other                --           --          --             --             1,038
                                     ---------------------------------------------------------------------

BALANCE - DECEMBER 31, 2003           $5,650      $(1,777)       $206          $(931)         $ 32,736
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

Reverse Stock Split

On September 10, 2003, the Company's shareholders approved the granting of discretionary authority to the Board of Directors for a period of twelve months to effect a reverse stock split not to exceed a ratio of 1-for-25, or to determine not to proceed with a reverse stock split. On March 12, 2004, the Board of Directors authorized a 1-for-10 reverse stock split, which was effectuated on April 5, 2004. As a result of the reverse stock split, the par value of the Company's common stock increased from $0.001 to $0.01 per share. In conjunction with the reverse stock split, the Company's Board of Directors authorized a reduction in the number of authorized shares of the Company's common stock from 560.0 million to 125.0 million. All share information provided in the Consolidated Financial Statements and the accompanying Notes has been adjusted to reflect the reverse stock split.

The reduced settlement payment of the Company's debt obligations to IBM Credit LLC ("IBM Credit"), the conversion to equity of its obligations under the Debentures, and the sale of 3.0 million shares of the Company's common stock under its 3.0 million share offering, have been major factors mitigating concerns that existed about the Company's ability to continue as a going concern. The Company's profitability and liquidity depend on many factors including the success of its marketing programs, the maintenance and reduction of expenses and its ability to successfully develop and bring to market its new products and technologies. The Company has established a management plan intending to guide it in achieving profitability and positive cash flows over the next twelve months; however, no assurance can be given that such plan will be realized. The major components of the plan are discussed in Note 2.

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

Approximately $37.1 million, or 83.2%, $31.3 million, or 74.7% and $27.4 million, or 61.5%, of the Company's Advanced Technology segment's revenues for 2003, 2002 and 2001, respectively, were generated by its wholly-owned subsidiary, Computer Equity Corporation. Computer Equity Corporation is a telecommunications network integrator and a supplier to the federal government of telephone systems, data networks, video, cable and wire infrastructure and wireless telecommunications products and services. No other products or services provided more than 10.0% of the revenues for this segment during 2003 and 2002. Networking products and services provided approximately 11.0%, and customer relationship management software provided approximately 11.3% of the revenues for this segment during 2001. No other products or services provided more than 10% of revenues during 2001. As of December 31, 2003, 2002, and 2001, the Company has reported revenue of $0.5 million, $0.0 million and $0.0 million, respectively, from the sale of its VeriChip product and no revenue from the sale of its Thermo Life and PLD products. During the fourth quarter of 2003, the Company began sending samples of Thermo Life to potential customers. If, and when, an order is received, the manufacturing will be original equipment manufacturing. PLD is currently in the development stage.

Digital Angel Corporation Segment

The Company's Digital Angel Corporation segment consists of the business operations of Digital Angel Corporation (AMEX:DOC). Digital Angel Corporation develops and deploys sensor and communications technologies that enable rapid and accurate identification, location tracking, and condition monitoring of animals and high-value mobile assets. Applications for Digital Angel Corporation's products include the identification and monitoring of pets, fish and livestock

                                                                   Page F-12
through its patented visual identification tags and implantable microchips, location tracking and message monitoring of vehicles and aircraft in remote locations through systems that integrate GPS and geosynchronous satellite communications, and monitoring of asset conditions such as temperature and movement, through advanced miniature sensors. Before March 27, 2002, the business of Digital Angel Corporation was operated in four divisions: Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other. With the acquisition of MAS on March 27, 2002, Digital Angel Corporation re-organized into the following four divisions:
Animal Applications (formerly Animal Tracking), Wireless and Monitoring (a combination of the former Digital Angel Technology and the Digital Angel Delivery System segments), GPS and Radio Communications (formerly Radio Communications and Other), and Medical Systems (formerly Physician Call Center and Other). Medical Systems represents the business activity of MAS. On January 22, 2004, Digital Angel Corporation acquired OuterLink Corporation, as more fully discussed in Note 30.

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

Sales of the Animal Applications division's products were $23.9 million, $21.0 million and $22.2
                                                                   Page F-13
million, respectively, and represented 66.2%, 61.4% and 60.3% of the total revenue from this segment during 2003, 2002 and 2001, respectively. Sales of the GPS and Radio Communications division's products were $10.4 million, $10.0 million and $11.1 million, respectively, and represented 28.6%, 29.3% and 30.2% of this segment's revenue during 2003, 2002 and 2001, respectively.

InfoTech USA, Inc., Segment (formerly the segment titled SysComm
International)

The InfoTech USA, Inc. segment consists of the business operations of our majority-owned subsidiary, InfoTech USA, Inc. This segment is a full service provider of Information Technology, or IT, products and services. In 2003, this segment continued its strategy of moving away from a product-driven systems integration business model to a customer-oriented IT strategy-based business model. It has further developed its deliverable IT products and services by adding new consulting and service offerings, and increasing the number of strategic alliances with outside technical service firms and manufacturers of high-end IT products.

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

The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of the Company's subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporate/ Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions. Included in "Corporate/Eliminations" for the year ended December 31, 2003, is a gain on the extinguishment of debt obligations to IBM Credit of approximately $70.1 million, $4.3 million of bonuses awarded to directors, officers and employees for the successful repayment of all obligations to IBM Credit, and a severance charge of approximately $17.9 million associated with the termination of certain former officers and directors. Included in "Corporate/Eliminations" for the year ended December 31, 2002, is a non-cash, stock-based compensation charge of $18.7 million associated with pre-merger Digital Angel options, which were converted into options to acquire shares of MAS in connection with the merger of pre-merger Digital Angel and MAS on March 27, 2002.

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

                                                                   Page F-14

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

INVENTORIES

Inventories consist of raw materials, work in process and finished goods. The majority of the components are plastic ear tags, electronic microchips, electronic readers and components as well as products and components related to GPS search and rescue equipment and work-in-process related to government contract projects. Inventory is valued at the lower of cost or market, determined by the first-in, first-out method. The Company monitors and analyzes inventory for potential obsolescence and slow-moving items based upon the aging of the inventory and the inventory turns by product. Inventory items designated as obsolete or slow moving are reduced to net realizable value.

                                                                   Page F-15

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

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Intangible Assets ("FAS 142"). FAS 142 eliminates the amortization of goodwill. Intangible assets deemed to have an indefinite life under FAS 142, such as goodwill, are no longer amortized, but instead reviewed at least annually for impairment. Intangible assets with finite lives are amortized over the useful life. Other than goodwill, the Company does not have any intangible assets with indefinite lives. As part of the implementation of FAS 142, the Company was required to complete a transitional impairment test of goodwill and other intangible assets. There was no impairment of goodwill upon the adoption of FAS 142. Annually, the Company tests its goodwill and intangible assets for impairment as a part of its annual business planning cycle. Based upon this annual test, the Company recorded goodwill impairment charges of approximately $2.4 million and $62.2 million in the fourth quarters of 2003 and 2002, respectively, for goodwill associated with its Digital Angel Corporation segment, and a goodwill impairment charge of $2.2 million in the fourth quarter of 2003, for goodwill associated with the Company's InfoTech USA, Inc. segment. In addition, during the fourth quarter of 2003, the Company recorded an impairment charge of $0.6 million related to other intangible assets associated with its Digital Angel Corporation segment. Future events, such as market conditions or operational performance of the Company's acquired businesses, could cause the Company to conclude that additional impairment exists. Any resulting impairment loss could also have a material adverse impact on the Company's financial condition and results of operations. See Notes 8 and 18.

PROPRIETARY SOFTWARE IN DEVELOPMENT

In accordance with FAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ("FAS 86"), the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detail program design to product specifications and has been reviewed for high-risk development issues, or to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated


                                                                   Page F-16
future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The estimated useful life for the straight-line method is determined to be 2 to 5 years.

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

For product sales, the Company recognizes revenue after the products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed,

                                                                   Page F-17
there are no uncertainties regarding customer acceptance, the sale price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. Hardware sales for products that are shipped to a customer's site and require modification or installation are recognized when the work is complete and accepted by the customer. The Company does not experience significant product returns, and therefore, management is of the opinion that no allowance for sales returns is necessary. The Company has no obligation for warranties on new hardware sales because the manufacturer provides the warranty.

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


                                                                   Page F-18

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

DIGITAL ANGEL CORPORATION SEGMENT REVENUE RECOGNITION

For product sales, Digital Angel Corporation recognizes revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Digital Angel Corporation's accounting policy regarding vendor and post contract support obligations is based on the terms of the customers' contracts, and billable upon occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized. Digital Angel Corporation does not offer a warranty policy for services to customers. It is Digital Angel Corporation's policy to record contract losses in their entirety in the period in which such losses are foreseeable. For non-fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to realizable value, if necessary. Revenues from contracts that provide services are recognized ratably over the term of the contract. Fixed fee revenues from contracts for services are recorded when earned and exclude reimbursable costs. Reimbursable costs incurred in performing such services are presented on a net basis and include transportation, medical and communication costs. Other revenues are recognized at the time the service or goods are provided.

INFOTECH USA, INC. SEGMENT REVENUE RECOGNITION

For product sales, InfoTech USA, Inc. recognizes revenue in accordance with the applicable product's shipping terms. InfoTech USA, Inc. has no obligation for warranties on new product sales. The manufacturer provides the warranty. For consulting and professional services, InfoTech USA, Inc. recognizes revenue based on the direct labor hours incurred times the standard billing rate, adjusted to realizable value, if necessary. Revenues from sales contracts involving both products and consulting and other services are allocated to each element based on vendor-specific objective evidence of fair value, regardless of any separate prices that may be stated in the contract. Vendor-specific objective evidence of fair value is the price charged when the elements are sold separately. If an element is not yet being sold separately, the fair value is the price established by management having the relevant authority to do so. It is considered probable that

                                                                   Page F-19
the price established by management will not change before the separate introduction of the element.

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

                                                                   Page F-20

The following table illustrates the effect on net income (loss) and income
(loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for options granted under its plans as well as to the plans of its subsidiaries:

                                                                 YEAR ENDED DECEMBER 31
                                                   -----------------------------------------------------
                                                      2003                2002                  2001
                                                   -----------------------------------------------------
Net income (loss) available to common
 shareholders, as reported                          $ 3,143            $(112,485)            $(215,642)
  Add back (deduct): Total stock-based employee
   compensation expense determined under
  APB 25 for all awards, net of related
   tax effects (1)                                   (1,304)              19,318                 5,256
  Deduct: Total stock-based employee
   compensation expense determined under
   fair value-based method for all awards,
   net of related tax effects (2)                    (5,194)             (23,558)               (4,450)
                                                    -------            ---------             ---------

Pro forma net loss                                  $(3,355)           $(116,725)            $(214,836)

Income (loss) per share:
  Basic--as reported                                   $0.09              $(4.18)              $(12.68)
                                                       -----              ------               -------
  Basic--pro forma                                    $(0.09)             $(4.34)              $(12.64)
                                                      ------              ------               -------
  Diluted--as reported                                 $0.08              $(4.18)              $(12.68)
                                                       -----              ------               -------
  Diluted--pro forma                                  $(0.09)             $(4.34)              $(12.64)
                                                      ------              ------               -------

     (1) For 2003, 2002 and 2001, amounts include $0.0 million, $18.9 million and $0.0 million of compensation expense, respectively, associated with subsidiary options.

     (2) For 2003, 2002 and 2001, amounts include $4.4 million, $20.5 million and $0.3 million of compensation expense, respectively, associated with subsidiary options.

The weighted average per share fair values of grants made in 2003, 2002 and 2001 for the Company's incentive plans were $2.70, $1.90 and $3.60, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes valuation model based on the following weighted average assumptions:

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

WARRANTS SETTLEABLE IN SHARES OF THE DIGITAL ANGEL CORPORATION COMMON STOCK OWNED BY THE COMPANY

In connection with the Company's 8.5% Convertible Exchangeable Debentures (the "Debentures"), which were issued on June 30, 2003, the Company granted to the Debenture holders warrants (the "Warrants") to acquire approximately
0.5 million shares of its common stock, or 0.95 million shares of the Digital Angel Corporation common stock owned by the Company, or a combination of shares from both companies, at the Debenture holders' option.

                                                                   Page F-21

The exercise prices are $5.64 and $3.178 for the Company's common stock and the Digital Angel Corporation common stock owned by the Company, respectively. The Warrants vested immediately, are subject to anti-dilution provisions, and are exercisable through June 30, 2007.

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

                                                                   Page F-22

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

In May 2002, the FASB issued FAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("FAS 145"). FAS 145 eliminates FAS 4 (and FAS 64, as it amends FAS 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item. Also, the exception to applying APB No. 30 is eliminated. This statement is effective for years beginning after May 2002 for the provisions related to the rescission of FAS 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of FAS 13. The adoption of FAS 145 had the effect of reducing the Company's loss from continuing operations and eliminating an extraordinary gain as previously reported for the year ended December 31, 2001.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities--an Interpretation of ARB No. 51 ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised

                                                                   Page F-23
interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities, other than SPEs. The adoption of FIN 46 is not expected to have an impact on the Company's financial condition, results of operations or cash flows.

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

On June 30, 2003, the Company's Board of Directors (through the Compensation Committee) approved the payment of approximately $4.3 million in discretionary bonus awards. The approval of the bonuses directly reflected the efforts of certain employees/directors in satisfying all of the Company's obligations to IBM Credit, which resulted in the Company recording a gain on the extinguishment of debt of $70.1 million during 2003, and accordingly, the approval was not subject to further conditions, except for continuation of employment until the bonuses were paid. The Company's Board of Directors, based on various factors including the contribution of

                                                                   Page F-24
the respective employee/director and the Company's cash needs and availability, determined the allocation of the bonuses among the group of employees/directors and the timing of the payments. The Company's Board of Directors determined to satisfy the payment of the bonuses in cash. The bonuses were paid to the directors in November 2003, and to executive officers and other employees on various dates in November 2003, December 2003 and January 2004.

Funding for $30.0 Million Payment to IBM Credit
-----------------------------------------------

Funding for the $30.0 million payment to IBM Credit consisted of $17.8 million in net proceeds from the sales of an aggregate of 5.0 million shares of the Company's common stock, $10.0 million in net proceeds from the issuance of the Company's 8.5% Convertible Exchangeable Debentures, and $2.2 million from cash on hand.

The 5.0 million shares of the Company's common stock were offered on a best efforts basis through the efforts of a placement agent J.P. Carey Securities, Inc. under the terms of a placement agency agreement. The Company agreed to pay J.P. Carey Securities, Inc. a 3% placement agency fee. In connection with this offering, on May 8, 2003, May 22, 2003 and June 4, 2003, the Company entered into Securities Purchase Agreements with Cranshire Capital, L.P. and Magellan International Ltd. The Securities Purchase Agreements provided for Cranshire Capital L.P. and Magellan International Ltd. to purchase an aggregate of 2.0 million shares and 3.0 million shares of the Company's common stock, respectively, resulting in net proceeds to the Company of $17.8 million, after deduction of the 3% placement agency fee.

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

In connection with the Debentures, the Company granted to the Debenture holders the Warrants to acquire approximately 0.5 million shares of the Company's common stock, or 0.95 million shares of the Digital Angel Corporation common stock owned by the Company, or a combination of shares from both companies, at the Purchasers' option. The Debentures and the Warrants are more fully described in Note 11.

Digital Angel Corporation Financing Transactions
------------------------------------------------

On July 31, 2003, Digital Angel Corporation entered into a securities purchase agreement to sell securities to Laurus Master Fund, Ltd. ("Laurus"). Under the terms of the securities purchase agreement, Digital Angel Corporation issued and sold to Laurus a two-year secured convertible note in the original principal amount of $2.0 million. In addition, on August 28, 2003, Digital Angel Corporation entered into a second security agreement with Laurus under which it may borrow from Laurus the lesser of $5.0 million or an amount that is determined based on percentages of Digital Angel Corporation's eligible accounts receivable and inventory as

                                                                   Page F-25
prescribed by the terms of the Security Agreement. Digital Angel
Corporation's financing transactions with Laurus are more fully described in
Note 11.

InfoTech USA, Inc. Financing Transaction
----------------------------------------

The InfoTech USA, Inc. segment finances its accounts receivable and inventory. Its current financing arrangement with IBM Credit provides financing on inventory purchases up to $1.8 million. Borrowing for purchases is based upon 75% of all eligible receivables due within 90 days and up to 100% of all eligible inventory. Interest for balances not paid within the interest free period provided for in the arrangement accrues at prime plus 4.4%. Borrowings under the financing arrangement amounted to $0.8 million at December 31, 2003, and are reflected in the balance sheet in either accounts payable or other accrued expenses. On September 5, 2003, InfoTech USA, Inc. received a letter from IBM Credit constituting their formal notice of termination of the agreement. The effective date of such termination, which was originally set for March 10, 2004, has been extended until April 9, 2004. InfoTech USA, Inc. is currently in the process of securing other financing and expects to replace its financing arrangement prior to the termination date set by IBM Credit. InfoTech USA, Inc. believes that its present financing arrangement with IBM Credit, its current cash position, the expected replacement of the IBM Credit agreement, and the repayment by the Company of its $1.0 million loan from InfoTech, which is due in June 2004, will provide InfoTech USA, Inc. with sufficient working capital for the next twelve months. The $1.0 million loan from InfoTech USA, Inc. is more fully described in Note 28. However, there is no assurance that InfoTech USA, Inc. will be able to obtain a replacement for its IBM Credit arrangement.

Securities Purchase Agreements Dated September 30, 2003 and December 2, 2003
----------------------------------------------------------------------------

During 2003, the Company offered up to 3.0 million shares of its common stock in a public offering registered under the Securities Act of 1933. J.P. Carey Securities, Inc. acted as the Company's placement agent for the offering. The Company sold an aggregate of 2.2 million of these shares under the terms of three separate Securities Purchase Agreements entered into on September 19, 2003, with each of First Investors Holding Co., Inc., Magellan International LTD and Cranshire Capital, LP., resulting in gross proceeds to the Company of approximately $8.0 million before deduction of the 2.0% placement agency fee. In addition, the Company sold an aggregate of
0.8 million of the shares under eight separate Securities Purchase Agreements entered into on December 2, 2003, as amended, with each of First Investors Holding Co., Inc., Magellan International LTD, Elliott Associates, L.P., Islandia, L.P., Midsummer Investment, Ltd., Omicron Master Trust, Portside Growth and Opportunity Fund and Elliott International L.P., resulting in aggregate gross proceeds to the Company of approximately $2.9 million before deduction of the 2.0% placement agency fee. The Company has used approximately $4.3 million of the net proceeds of approximately $10.7 million from the 3.0 million-share offering to pay the bonuses accrued at June 30, 2003.

The repayment of all of the Company's debt obligations to IBM Credit, the repayment of all of its obligations under the Debentures, and the sale of
3.0 million shares of the Company's common stock under its 3.0 million-share offering, contributed to its ability to continue as a going concern. The Company's profitability and liquidity depend on many factors including the success of its marketing programs, the maintenance and reduction of expenses and its ability to successfully develop and bring to market its new products and technologies. The Company's ability to achieve profitability and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

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


                                                                   Page F-26

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

3.  ACQUISITIONS AND DISPOSITIONS

On February 27, 2001, the Company acquired 16.6% of the capital stock of MAS, a provider of

                                                                   Page F-27
medical assistance and technical products and services, in a transaction valued at approximately $8.3 million in consideration for 0.3 million shares of its common stock. The Company became the single largest stockholder and controlled two of the seven board seats. The Company accounted for this investment under the equity method of accounting.

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

                                                                        (UNAUDITED)
                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                                            2002
                                                                        ------------
Net operating revenue from continuing operations                         $ 100,486
Loss from continuing operations                                          $(114,595)
Loss available to common stockholders from continuing operations         $(114,595)
Loss per common share from continuing operations - basic and diluted        $(4.26)

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

Share Exchange Agreement
------------------------

On August 14, 2003, the Company entered into a Share Exchange Agreement with Digital Angel Corporation. The Share Exchange Agreement represents a strategic investment by the Company, whereby the Company is increasing its ownership interest in Digital Angel Corporation. On August 14, 2003, the Company believed that Digital Angel Corporation's common stock was undervalued, and the Company desires to maintain a controlling interest in Digital Angel Corporation. Therefore, the Company considers the additional investment in Digital Angel Corporation to be a strategically advantageous undertaking. The Share Exchange Agreement provided for the Company to purchase 3.0 million shares of Digital Angel Corporation's common stock at a price of $2.64 per share, and for Digital Angel Corporation to issue a warrant to the Company (the "DAC Warrant") for the purchase of up to 1.0 million shares of Digital Angel Corporation's common stock. The DAC Warrant is exercisable for five years beginning on February 1, 2004, at a price per share of $3.74 payable in cash or in shares of the Company's common stock. The purchase price for the 3.0 million shares was payable in the Company's common stock having an aggregate value of $7.9 million. The aggregate purchase price of $7.9 million for the 3.0 million shares of Digital Angel Corporation's common stock was based on the closing price of Digital Angel Corporation's common stock on June 30, 2003, of $2.64 per share. This price was used because the Company and Digital Angel Corporation felt that this was a fair price and because it reflected the market price of Digital Angel Corporation's common stock before any impact of the Debentures as a result of the Purchasers potentially hedging their position in Digital Angel Corporation's common stock and thereby affecting the market price of the stock. On March 1, 2004, the Company issued 1.98 million shares of its common stock to Digital Angel Corporation as payment for the 3.0 million shares. Digital Angel Corporation expects to generate cash by selling the
1.98 million shares of the Company's common stock. Digital Angel Corporation expects that the cash generated, along with other funds available, will be sufficient to meet its projected working capital requirements for the next 12 months.

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

DISPOSITIONS

Gain (Loss) on Sale of Subsidiaries and Business Assets
-------------------------------------------------------

The gain (loss) on sale of subsidiaries and business assets was $(0.3) million, $0.1 million and $(6.1) million for the years ended December 31, 2003, 2002 and 2001, respectively. The loss on the sale of subsidiaries and business assets of $0.3 million for 2003 resulted from the sale of the Company's wholly-owned subsidiary, WebNet Services Inc. The loss on the sale of subsidiaries and business assets of $6.1 million for 2001 was due to the sale of the Company's 85% ownership interest in Atlantic Systems, Inc., and the sales of the business assets of its wholly-owned subsidiaries as follows: ADS Retail Inc., Signal Processors, Limited, ACT Wireless Corp. and ATI Communications companies. Proceeds from the sales were approximately $3.5 million and were used primarily to repay debt.

See Note 20 for a discussion of dispositions related to Discontinued Operations companies.

EARNOUT AND PUT AGREEMENTS

Certain acquisition agreements included additional consideration, generally payable in shares of the Company's common stock, contingent on profits of the acquired subsidiary. Upon earning this additional consideration, the value was recorded as additional goodwill. As of December 31, 2003, there were no earnout arrangements outstanding. In January 2001, the Company entered into an agreement with the minority shareholders of Intellesale to terminate all put rights and employment agreements that each shareholder had with or in respect of Intellesale. In exchange, the Company issued an aggregate of 0.7 million shares of the Company's common stock valued at $10.3 million. In addition, during the years ended December 31, 2003, 2002 and 2001, 0.1 million common shares valued at $0.4 million, 1.4 million common shares valued at $6.6 million and 2.8 million common shares valued at $16.9 million, respectively, were issued to satisfy earnouts and to purchase minority interests.

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

During 2002, the Company recorded an impairment charge of $6.4 million to write-down certain software related to its Digital Angel Corporation segment. The write off related to an exclusive

                                                                   Page F-32
license to a digital encryption and distribution software system, which was on longer usable. The charge is included in the Consolidated Statements of Operations under the caption Asset Impairment.

8. GOODWILL

Goodwill consists of the excess of cost over fair value of net tangible and identifiable intangible assets of companies purchased. The Company applies the principles of FAS No. 141, Business Combinations ("FAS 141"), and uses the purchase method of accounting for acquisitions of wholly-owned and majority-owned subsidiaries.

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

The Company's methodology for estimating the fair value of each reporting unit at January 1, 2002, was a combination of impairment testing both internally (for the Computer Equity Corporation, P-Tech, Inc., Pacific Decision Sciences and InfoTech USA, Inc. reporting units based

                                                                   Page F-34
primarily on discounted future cash flows), and externally (by engagement of independent valuation professionals to analyze the reporting units associated with pre-merger Digital Angel Corporation, using a combination of comparable company and discounted cash flow analyses). If the fair value of a reporting unit exceeded its carrying value, then no further testing was required. However, if the carrying value of a reporting unit exceeded its fair value, then an impairment charge was required. Based upon the conclusion of the Company's internal and external impairment testing methodology, the adoption of FAS 142 did not result in an impairment charge.

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

In conjunction with the Company's review for impairment of goodwill and other intangible assets in the fourth quarter of 2000, the Company reviewed the useful lives assigned to goodwill and, effective October 1, 2000, changed the lives to periods ranging from 5 to 10 years, down from periods ranging from 10 to 20 years. The impact in 2001 of this change was an increase in goodwill amortization of $7.2 million and a decrease in earnings per share of $0.40. Goodwill and other intangible assets are stated on the cost basis and have been amortized, principally on a straight-line basis, over the estimated future periods to be benefited (ranging from 5 to 10 years) through December 31, 2001. Prior to the adoption of FAS 142 on January 1, 2002, the Company reviewed goodwill and other intangible assets quarterly for impairment whenever events or changes in business circumstances indicated that the remaining useful life may have warranted revision or that the carrying amount of the long-lived asset may not have been fully recoverable. The Company followed the provisions of FAS No. 121 "Accounting for the Impairment Of Long-Lived Assets and Of Long-Lived Assets to be Disposed Of," to assess and measure the asset impairments. Factors considered included significant customer losses, changes in profitability due to sudden economic or competitive factors, change in management's strategy for the business unit, letters of intent received for the sale of the business unit, or other factors arising in the quarterly period. The Company annually performed undiscounted cash flow analyses by business unit to determine if an impairment existed and, where available, market related information. For purposes of these analyses, earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow. When an impairment was determined to exist, any related impairment loss was calculated based on fair value. Fair value was determined based on discounted cash flows. The discount rate utilized by the Company was the rate of return expected from the market or the rate of return for a similar investment with similar risks. Based on these analyses, the Company recorded goodwill impairment charges of $63.6 million during 2001. See Note 18.

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

The following table presents the impact of FAS 142 on net loss and net loss per share had the standard been in effect beginning January 1, 2001:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                        2001
                                                                    ------------
                                                                   (in thousands)
Net loss income available to common stockholders:
  Net loss available to common stockholders as reported              $(215,642)
  Add back: Goodwill amortization                                       21,312
  Add back: Equity method investment amortization                        1,161
                                                                     ---------
Adjusted net loss income                                             $(193,169)
                                                                     ---------

Loss per common share - basic
  Net loss per share - basic, as reported                            $  (12.68)
  Goodwill amortization                                                   1.25
  Equity method investment amortization                                   0.07
                                                                     ---------
Adjusted net (loss) income - basic                                   $  (11.36)
                                                                     ---------

Loss per share - diluted
  Net loss per share - diluted, as reported                          $  (12.68)
  Goodwill amortization                                                   1.25
  Equity method investment amortization                                   0.07
                                                                     ---------
Adjusted net loss per share - diluted                                $  (11.36)
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

Amendment, Restatement and Waiver Fees Associated With the IBM Credit Agreements
--------------------------------------------------------------------------------

During 2002 and 2001, IBM Credit amended and restated its credit agreements with the Company on several occasions. As part of the amendments and restatements to the credit agreements, the Company paid bank fees of $0.4 million and $0.3 million in 2002 and 2001, respectively, and during 2001, the Company issued a five-year warrant to acquire 0.3 million shares of the Company's common stock to IBM Credit valued at $1.9 million. In 2002, the Company agreed to re-price these warrants. The re-priced warrants were valued at $1.0 million. In addition, as a result of the merger between pre-merger Digital Angel and MAS, warrants convertible into common stock of Digital Angel Corporation that were previously issued to IBM Credit were revalued using the Black Scholes valuation method, resulting in additional deferred financing costs of $1.1 million. The bank fees and fair value of the warrants have been recorded as interest expense.

During 2002, IBM Credit provided the Company with a waiver of noncompliance of certain debt covenants under the IBM Credit Agreement. As consideration for the waiver, the Company issued to IBM Credit a five year warrant to acquire 0.3 million shares of the Company's common stock at $1.50 per share, valued at approximately $1.3 million, and a five year-warrant to purchase approximately 1.8 million shares of the Company's wholly-owned subsidiary, VeriChip Corporation's common stock at $0.05 per share, valued at approximately $44 thousand. The fair value of the warrants was determined using the Black-Scholes valuation model, and was recorded as interest expense in 2002.


Issuance of 8.5% Convertible Exchangeable Debentures
----------------------------------------------------

On June 30, 2003, the Company entered into the Securities Purchase Agreement (the "Agreement") with certain investors, collectively referred to herein as the Debenture holders or "the Purchasers." In connection with the Agreement, the Company issued to the Purchasers its $10.5 million aggregate principal amount of 8.5% Convertible Exchangeable Debentures due November 1, 2005 ("the Debentures"). Subject to the terms under the various agreements, the Debentures were convertible into shares of the Company's common stock or exchangeable for shares of Digital Angel Corporation common stock owned by the Company, or a combination thereof, at any time prior to the maturity date of November 1, 2005, at the Purchasers' option.

On November 12, 2003, the Company announced that it had entered into a letter agreement with the Purchasers. Under the letter agreement, the Purchasers were required to convert a minimum of 50% of the outstanding principal amount of the Debentures plus all accrued and unpaid interest into shares of the Company's common stock on November 12, 2003, the First Conversion Date. The conversion price was $3.50 per share. In addition, per the terms of the letter agreement the Purchasers were required to convert any remaining outstanding principal amount of the Debentures plus accrued interest on or before November 19, 2003, the Second Conversion Date. The conversion price for the Second Conversion Date was 84% of the volume weighted average trading price of the Company's common stock for the five trading days prior to November 17, 2003, which average was $4.406. As of November 19, 2003, the total principal amount of the Debentures has been converted, and accordingly, the Company's obligations under the Debentures have been satisfied in full. The Company has issued an aggregate of 2.8 million shares of its common stock in connection with the conversions taking place on the First and Second Conversion Dates. In addition, in connection with the Debentures, the Company has issued an aggregate of 0.3 million shares of the Digital Angel Corporation common stock that it owned at an exchange price of $2.20 per share per the terms of the Debentures. Following these exchanges, the Company owned 19.3 million shares of Digital Angel Corporation's common stock.

As a result of the repayment of all of the Debentures, the unamortized balance of the original issue discount and debt issue costs of approximately $4.2 million was recorded as additional interest expense during the fourth quarter of 2003. In addition, as a result of the difference between the original conversion price under the Agreement of $5.15 per share, and the revised conversion prices per the terms of the letter agreement, which averaged $3.51 per share, the Company recorded additional beneficial conversion feature of approximately $4.5 million during the fourth quarter of 2003. This additional beneficial conversion feature was recorded as interest expense and an increase in additional-paid in capital. Thus, during the fourth quarter of 2003, the Company incurred $8.7 million in total non-cash stock-based interest expense as a result of the conversions of the Debentures under the terms of the letter agreement.

Common Stock Warrants Issued to the Debenture Holders
-----------------------------------------------------

In connection with the Debentures, the Company granted to the Debenture holders Warrants to acquire approximately 0.5 million shares of the Company's common stock, or 0.95 million shares of the Digital Angel Corporation common stock owned by the Company, or a combination of shares from both companies, at the Purchasers' option. The exercise prices are $5.64 and $3.178 for the Company's common stock and the Digital Angel Corporation common stock, respectively. The Warrants are subject to anti-dilution provisions, vested immediately and are exercisable through June 30, 2007. The Company had registered its common shares issuable upon conversion of the Debentures and Warrants in accordance with the terms of a Registration Rights Agreement entered into among the Company and the Purchasers.

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

In connection with the Debentures, the Company incurred a placement agency fee of $0.4 million, and it reimbursed one of the Purchasers $0.1 million for legal, administrative, due diligence and other expenses incurred to prepare and negotiate the transaction documents. The Company realized net proceeds of $10.0 million from the issuance of the Debentures, after deduction of the placement agency fee and transaction costs. The Company used the net proceeds to repay a portion of the $30.0 million payment that it made to IBM Credit on June 30, 2003. To date, the Company has not realized any proceeds from the issuance of the Warrants, as the Warrants have not been exercised.

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

The holders of the preferred stock also received 0.1 million warrants to purchase up to 0.1 million shares of the Company's common stock. The warrants expire in October 2005. At December 31, 2002, the exercise price was $46.60 per share, subject to adjustment for various events, including the issuance of shares of common stock, or options or other rights to acquire common stock, at an issuance price lower than the exercise price under the warrants. The exercise price may be paid in cash, in shares of common stock or by surrendering warrants. The warrants were valued using the Black
Scholes valuation model. See Note 15 for the valuation and related assumptions.

OPTION TO ACQUIRE ADDITIONAL PREFERRED STOCK

The investors had the option to purchase up to an additional $26.0 million in stated value of Series C convertible preferred stock and warrants with an initial conversion price of $50.00 per share, for an aggregate purchase price of $20.0 million, at any time up to ten months following the effective date of the Company's registration statement relating to the common stock issuable on conversion of the initial series of the preferred stock. The additional preferred stock would have had the same preferences, qualifications and rights as the initial preferred stock. The fair value of the option was estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 40% and a risk free interest rate of 5.5%. The investors elected not to exercise the option and it expired on February 24, 2002. Upon expiration, the value of the option was reclassified to Additional Paid-in-Capital.

15. PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED SHARES

The Company has authorized 5.0 million shares of preferred stock, $10.00 par value, to be issued from time to time on such terms as are specified by the Company's Board of Directors. At December 31, 2003, no preferred shares were issued or outstanding.

WARRANTS

The Company has issued warrants convertible into shares of common stock for consideration, as follows (in thousands, except exercise price):

                                                          BALANCE
CLASS OF                                                DECEMBER 31,    EXERCISE     DATE OF         EXERCISABLE
WARRANTS         AUTHORIZED  ISSUED EXERCISED  EXPIRED      2003          PRICE       ISSUE             PERIOD
--------         ----------  ------ ---------  -------  ------------     -----        -----             ------
Class S               60       60       22        38          --         20.00     April 1998          5 years
Class U               25       25       --        25          --         83.80     November 1998       5 years
Class W               84       84       --        --          84         44.80     October 2000        5 years
Class X              290      290       --        --         290          1.50     April 2001          5 years
Class Y              290      290       --        --         290          1.50     August 2002         5 years
Class Z              535      535       --        --         535          5.64     June 2003           4 years
                   -----    -----       --        --       -----
                   1,284    1,284       22        63       1,199
                   -----    -----       --        --       -----

The warrants in classes S and U were issued at the then-current market value of the common stock in consideration for investment banking services provided to the Company.

The class W warrants were issued in connection with the Series C preferred stock issuance. These warrants were valued at $0.6 million, and were recorded as a discount on the preferred stock at issuance.

The class X warrants were issued to IBM Credit Corporation in connection with an "Acknowledgement, Waiver and Amendment No. 1 to the Second Amended and Restated Term and Revolving Credit Agreement" with IBM Credit. The warrants were valued at $1.9 million. Under the terms of the IBM Credit Agreement, which became effective on March 27, 2002, these warrants were re-priced from an exercise price of $12.50 per share to an exercise price of $1.50 per share. The re-priced warrants were valued at $1.0 million. The fair values of the warrants and the re-priced warrants were reflected as deferred financing fees and were amortized as interest expense.

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

The valuation of warrants utilized the following assumptions in the Black-Scholes valuation model:

  WARRANT SERIES       DIVIDEND YIELD      VOLATILITY       EXPECTED LIVES (YRS.)         RISK-FREE RATES
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

Under the Option Plan, options for 1.0 million common shares were authorized for issuance to certain officers, directors and employees of the Company. As of December 31, 2003, 1.0 million options have been issued and 0.3 million are outstanding under the Option Plan. The options may not be exercised until one to three years after the options have been granted, and are exercisable for a period of five years.

Under the 1999 Flexible Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights (SARs) or Performance Shares may be granted to officers, directors and employees of the Company is
3.6 million. As of December 31, 2003, 3.6 million options have been granted and 1.4 million are outstanding. The options may not be exercised until one to three years after the grant date, and are exercisable over a period of five years.

Under the Employee Plan, the Plan authorized the grant of options to the employees to purchase shares of common stock. As of December 31, 2003, 0.1 million options have been granted and 0.1 million are outstanding. The Plan provides for the grant of incentive stock options, as defined in the Internal Revenue Code, and non-incentive options. The Plan has been discontinued with respect to any future grant of options.

Under the Director Plan, the Plan authorized the grant of options to the non-employee directors to purchase shares of common stock. As of December 31, 2003, 30 thousand options have been granted and 10 thousand are outstanding. The Plan has been discontinued with respect to any future grant of options.

Under the 2003 Flexible Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights (SARs) or Performance Shares may be granted to officers, directors and employees of the Company is
1.4 million. As of December 31, 2003, 0.7 million options have been granted and 0.7 million are outstanding. The options may not be exercised until one to four years after the grant date, and are exercisable over a period of seven years. In addition, as of December 31, 2003, 30 thousand shares of restricted common stock have been granted under the 2003 Flexible Plan to non-employee directors in payment of certain directors' fees.

A summary of stock option activity for 2003, 2002 and 2001 is as follows (in thousands, except weighted-average exercise price):

                                                       2003                    2002                   2001
                                                -------------------   ---------------------   --------------------
                                                          WEIGHTED-               WEIGHTED-              WEIGHTED-
                                                NUMBER     AVERAGE     NUMBER      AVERAGE    NUMBER      AVERAGE
                                                  OF      EXERCISE       OF        EXERCISE     OF        EXERCISE
                                                OPTIONS     PRICE      OPTIONS      PRICE     OPTIONS      PRICE
                                                -------   ---------    -------    ---------   -------    ---------
        Outstanding on January 1                 3,404     $ 7.10       3,023      $ 7.60       2,246     $28.70
        Granted (1)                              2,017       1.40       1,013        3.20       1,229       3.30
        Exercised (2)                            1,544       0.30        (629)       2.30        (237)      1.50
        Forfeited (1) (2)                        1,385       2.80          (3)      10.09        (215)      8.80
                                                 -----     ------       -----       -----       -----     ------
        Outstanding on December 31               2,492       9.30       3,404        7.10       3,023       7.60
                                                 -----      -----       -----       -----       -----     ------

        Exercisable on December 31               1,780      11.30       2,372        8.70       2,000       9.90

        Shares available on December 31
          for options that may be granted          758                     28                     204

     (1) For 2001, amount excludes options to acquire approximately 1.9 million shares of the Company's common stock, which were re-priced during 2001. See Note 16.
     (2) Includes approximately 1.3 million options, which were re-priced in 2003. See Note 17.


The Company recovered approximately $1.3 million and incurred approximately $0.7 million and $5.3 million of non-cash stock based compensation expense during 2003, 2002 and 2001, respectively, due primarily to re-pricing 1.9 million stock options during 2001. The re-priced options are more fully described in Note 16. In addition, on September 24, 2001, the company issued
0.4 million options to employees and directors with exercise prices of $1.50 per share, or $0.20 per share less than the fair market value of the underlying common stock on the date of grant. In accordance with APB No. 25, the Company recognized compensation expense of $0.1 million associated with these options. The compensation expense was amortized over the vesting period of the options. These non-cash, stock-based charges are reflected in the Consolidated Statements of Operations in selling, general and administrative expense.

The following table summarizes information about stock options at December 31, 2003, (in thousands, except weighted-average amounts):

                                  OUTSTANDING STOCK OPTIONS                  EXERCISABLE STOCK OPTIONS
                          -----------------------------------------          --------------------------
                                          WEIGHTED-
                                           AVERAGE        WEIGHTED-                           WEIGHTED-
                                          REMAINING       AVERAGE                             AVERAGE
   RANGE OF                              CONTRACTUAL      EXERCISE                            EXERCISE
EXERCISE PRICES           SHARES            LIFE           PRICE             SHARES             PRICE
---------------           ------            ----           -----             ------             -----
 $0.01 to $10.00           1,851            5.2            $ 3.30             1,146             $ 2.90
$10.01 to $20.00             143            3.5             14.80               137              14.90
$20.01 to $30.00             375            2.1             25.00               375              25.00
$30.01 to $40.00              79            1.7             35.40                78              35.40
$40.01 to $50.00              25            1.7             45.00                25              45.00
$50.01 to $60.00              19            1.5             55.90                19              55.90
                           -----            ---            ------             -----             ------
                           2,492            4.5            $ 9.30             1,780             $11.30
                           =====                                              =====

In addition to the above options, certain subsidiaries of the Company have issued options to various employees, officers and directors. Information pertaining to option plans of the Company's subsidiaries is as follows:

Digital Angel Corporation
-------------------------

During 1999, Digital Angel Corporation adopted a non-qualified stock option plan (the "Stock Option Plan"). In connection with the merger with MAS, Digital Angel Corporation assumed the options granted under the Stock Option Plan under its Amended and Restated Digital Angel Corporation Transition Stock Option Plan ("DAC Stock Option Plan"). As amended, 11.2 million shares of Digital Angel Corporation's common stock may be granted under the DAC Stock Option Plan. As of December 31, 2003, options to purchase 6.4 million shares were outstanding and 0.9 million shares

                                                                   Page F-48
were available for the grant. The options vest as determined by Digital Angel Corporation's Board of Directors and are exercisable for a period of no more than 10 years.

Under MAS's nonqualified stock option plan (the "MAS Stock Option Plan"), options may be granted at or below the fair market value of the stock and have 5 and 10 year lives. Options granted to certain individuals vest ratably over three years. The MAS Stock Option Plan provides for 1.6 million shares of common stock for which options may be granted. As of December 31, 2003, options to purchase 1.0 million shares were outstanding and 0.3 million shares were available for the grant.

A summary of stock option activity for Digital Angel Corporation's stock option plans for 2003, 2002 and 2001 is as follows (in thousands, except weighted-average exercise price data):

                                          2003                    2002                    2001
                                 ---------------------     -------------------     -------------------
                                              WEIGHTED-               WEIGHTED-               WEIGHTED-
                                              AVERAGE                 AVERAGE                 AVERAGE
                                              EXERCISE                EXERCISE                EXERCISE
                                   SHARES      PRICE       SHARES       PRICE      SHARES      PRICE
                                   ------     ---------    ------     ---------    ------     ---------
Outstanding on January 1           7,816       $2.56       5,148       $ 0.44       4,340      $ 0.38
Granted                            1,825        2.63       3,910         3.39       1,050        0.67
Assumed in MAS Acquisition            --          --       1,211         4.23          --          --
Exercised                         (1,672)       0.67       2,452)        0.25          --          --
Forfeited                           (612)       3.44          (1)       10.00        (242)      (0.49)
                                  ------                   -----                    -----
Outstanding on December 31         7,357        2.98       7,816         2.56       5,148        0.44
                                  ======                   =====                    =====
Exercisable on December 31         5,333        3.07       3,893         1.70       4,270        0.39
                                  ======                   =====                    =====
Shares available for grant on
   December 31                     1,157                   2,370                        8
                                  ======                   =====                    =====

The following table summarizes information about Digital Angel Corporation's stock options at December 31, 2003 (in thousands, except weighted-average exercise price data):

                                OUTSTANDING STOCK OPTIONS           EXERCISABLE STOCK
                             -------------------------------    --------------------------
                                       WEIGHTED-
                                        AVERAGE     WEIGHTED-
                                       REMAINING    AVERAGE
                                      CONTRACTUAL   EXERCISE
RANGE OF EXERCISE PRICES     SHARES      LIFE        PRICE      SHARES      EXERCISE PRICE
------------------------     ------   -----------   ---------   ------      --------------
$0.01 to $2.00               1,945       8.04       $ 1.10       1,096         $ 0.49
$2.01 to $4.00               4,720       8.76         2.70       3,546           3.42
$4.01 to $6.00                 550       7.17         4.15         550           4.15
$6.01 to $8.00                  --         --           --          --             --
$8.01 to $10.00                142       6.38        10.00         141          10.00
                             -----                  ------       -----         ------
                             7,357                  $ 2.98       5,333         $ 3.07
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

In March 2001, the shareholders of InfoTech USA, Inc. approved the InfoTech USA, Inc. 2001 Flexible Stock Plan (the "InfoTech 2001 Plan"). Under the InfoTech 2001 Plan, the number of shares which were issued, or for which options, SARs or performance shares may be granted to certain directors, officers and employees of InfoTech USA, Inc. was 2.5 million with a provision for an annual increase, effective as of the first day of each calendar year, commencing with 2002, equal to 25% of the number of InfoTech USA, Inc.'s outstanding shares as of the first day of such

                                                                   Page F-49
calendar year, but in no event more than 10.0 million shares in the aggregate. As of December 31, 2003, 3.5 million stock options have been issued under the InfoTech 2001 Plan, and 3.2 million were outstanding as of December 31, 2003. No SARs have been granted as of December 31, 2003. The options may not be exercised until six-months to one year after the options have been granted, and are exercisable over a period of ranging from seven to ten years.

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

QUALIFIED EMPLOYEE STOCK PURCHASE PLAN

During 1999, the Company adopted a non-compensatory, qualified Employee Stock Purchase Plan (the Stock Purchase Plan). Under the Stock Purchase Plan, options are granted at an exercise price of the lesser of 85% of the fair market value on the date of grant or 85% of the fair market value on the exercise date. Under the Stock Purchase Plan, options for 0.9 million common shares were authorized for issuance to substantially all full-time employees of the Company, of which 0.3 million shares have been issued and exercised through December 31, 2003. Each participant's options to purchase shares will be automatically exercised for the participant on the exercise dates determined by the Company's Board of Directors.

16. STOCK-BASED COMPENSATION EXPENSE ASSOCIATED WITH OPTIONS AND NOTES RECEIVABLE FOR STOCK ISSUANCES

The Company recovered approximately $1.3 million and incurred approximately $0.7 million and $5.3 million of non-cash, stock-based compensation expense during 2003, 2002 and 2001, respectively, due primarily to re-pricing 1.9 million stock options during 2001. The re-priced options had original exercise prices ranging from $6.90 to $63.40 per share and were modified to change the exercise price to $1.50 per share. Due to the modification, these options are being accounted for as variable options under APB No. 25 and, accordingly, fluctuations in the Company's common stock price result in increases and decreases of non-cash, stock-based compensation expense until the options are exercised, forfeited or expired.

During 2003 and 2002, the Company incurred approximately $0.1 million and $4.1 million, respectively, for charges to increase valuation reserves associated with the uncollectibility of notes received for stock issuances of which $0.1 million and $3.8 million, respectively, related to notes received for stock issuances to directors and officers being held in escrow by the Company.

                                                                   Page F-50

Pursuant to the terms of the pre-merger Digital Angel and MAS merger agreement, effective March 27, 2002, options to acquire shares of pre-merger Digital Angel common stock were converted into options to acquire shares of MAS common stock. The transaction resulted in a new measurement date for the options and, as a result, the Company recorded non-cash, stock-based compensation expense of approximately $18.7 million during 2002.

The non-cash, stock-based compensation charges associated with options and notes receivable for stock issuances are included in the Consolidated Statements of Operations in selling, general and administrative expense.

17. SEVERANCE AGREEMENTS

On March 21, 2003, Richard J. Sullivan, the Company's then Chairman of the Board of Directors and Chief Executive Officer, retired from such positions. The Company's Board of Directors negotiated a severance agreement with Richard Sullivan under which he received a one-time payment of 5.6 million shares of the Company's common stock. The Company issued the shares to Richard Sullivan on March 1, 2004. In addition, stock options held by him exercisable for approximately 1.1 million shares of the Company's common stock were re-priced. The options surrendered had exercise prices ranging from $1.50 to $3.20 per share and were replaced with options exercisable at $0.10 per share. All of the re-priced options have been exercised. Richard Sullivan's severance agreement provides that the payment of shares and re-pricing of options provided for under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. Richard Sullivan's employment agreement provided for:

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

On March 21, 2003, Jerome C. Artigliere, the Company's then Senior Vice President and Chief Operating Officer, resigned from such positions. Under the terms of his severance agreement, Mr. Artigliere received 0.5 million shares of the Company's common stock. The Company issued the shares to Mr. Artigliere on March 1, 2004. In addition, stock options held by him exercisable for approximately 0.2 million shares of the Company's common stock were re-priced. The options

                                                                   Page F-51
surrendered had exercise prices ranging from $1.50 to $3.20 per share and were replaced with options exercisable at $0.10 per share. All of the re-priced options have been exercised. Mr. Artigliere's severance agreement provides that the payment of shares and re-pricing of options provided under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. That agreement required the Company to make payments of approximately $1.5 million to Mr. Artigliere.

As a result of the termination of Richard Sullivan's employment with the Company, a "triggering event" provision in the severance agreement the Company entered into with Garrett Sullivan, the Company's former Vice Chairman of the Board, (who is not related to Richard Sullivan) at the time of his ceasing to serve in such capacity in December 2001, has been triggered. The Company negotiated a settlement of its obligations under Garrett Sullivan's severance agreement that required the Company to issue to Garrett Sullivan 0.8 million shares of the Company's common stock. The Company issued the shares, valued at approximately $3.5 million, to Garrett Sullivan on February 17, 2004.

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
============================================================================

As of December 31, 2003, the net carrying value of the Company's goodwill was $63.3 million. There was no impairment of goodwill upon the adoption of FAS 142 on January 1, 2002. However, based upon the Company's annual review for impairment, the Company recorded goodwill impairment charges of $4.5 million and $62.2 million in the fourth quarters of 2003 and 2002, respectively. The impairment charge recorded in 2003 relates to the goodwill associated with Digital Angel Corporation's Medical Systems division and to the goodwill associated with

                                                                   Page F-52
the Company's InfoTech USA, Inc. segment. The impairment charge for 2002 relates to the goodwill associated with Digital Angel Corporation's Medical Systems and Wireless and Monitoring divisions.

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

     o Earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow; and
     o Discount rates ranging from 15% to 20% were used. The rates were determined based on the risk free rate of the 10-year U.S. Treasury Bond plus a market risk premium of 7.5%. (The discount rate utilized by the Company was the rate of return expected from the market or the rate of return for a similar investment with similar risks).

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

On November 26, 2001, the Company launched the Digital Angel product and during 2002, it marketed the product extensively. Despite the Company's aggressive marketing campaign, the Digital Angel product did not achieve the Company's forecasted revenues during 2002. Sales of the Digital Angel product were affected, in part, by the lack of GPS tracking capabilities within buildings. The Company is currently working on the development of the Digital Angel technology to include assisted GPS capabilities to enhance these "line of sight" issues. Neither the Company nor Digital Angel Corporation had a historical track record of achieving forecasts for new or existing technology products. The Digital Angel watch/pager is the primary revenue driver for the Digital Angel Corporation's Wireless and Monitoring division. In addition to the "line of sight issues," the poor sales are partly explained by an overestimation of consumer demand as a result of a challenging economic environment (i.e. consumers considered the Digital Angel watch/pager to be a discretionary luxury item), and an uncertain marketplace (the Company overestimated consumer demand for an innovative and new technology to be introduced into the consumer marketplace). As of December 31, 2002, Digital Angel Corporation's Wireless and Monitoring segment had not recorded any significant revenues from its Digital Angel product and it had not achieved the revenue projections used as the basis for the Company's impairment tests upon the adoption of FAS 142 on January 1, 2002. In addition, the revenues associated with the Medical Systems business had decreased. At December 31, 2002, the market value of the Company's investment in Digital Angel Corporation (AMEX:DOC) was approximately $50.0 million. In consideration of these factors, the newness of the Digital Angel Technology, the operating history of Digital Angel Corporation, the challenging economic environment and uncertainties in the marketplace along with the independent fair value measurement valuations performed by the independent professionals, and other valuations performed, the Company concluded that future cash flows from certain operations would not be sufficient to recover $30.7 million of the goodwill associated with Digital Angel Corporation's Medical Systems division, and all of the $31.5 million of goodwill associated with Digital Angel Corporation's Wireless and Monitoring division. Accordingly, these amounts were recorded as impairment charges during the fourth quarter of 2002.

The Company's InfoTech USA, Inc. segment operates on a September 30 fiscal year end. As part of InfoTech USA, Inc.'s fiscal year end planning cycle, they engaged an independent valuation firm to review and evaluate their goodwill of approximately $2.2 million. The goodwill resulted from prior acquisitions by InfoTech USA, Inc. The methodology used by the independent valuation firm to evaluate InfoTech USA, Inc.'s goodwill was the same as discussed above for the

                                                                   Page F-54
evaluations associated with Digital Angel Corporation. Based on the evaluation, InfoTech USA, Inc.'s goodwill was not impaired as of September 30, 2003. However, InfoTech USA, Inc. has not achieved its projected operating results, and it has not returned to profitability (InfoTech USA, Inc. has incurred losses during the past several years). Also, the market value of InfoTech USA, Inc.'s common stock, even after adjustment for its limited public float, was significantly less at December 31, 2003, than its book value. In addition, third parties had expressed interest in purchasing InfoTech USA, Inc. for amounts less than the Company's carrying value. As a result of these factors, the Company believes that the full value of InfoTech USA, Inc.'s goodwill of approximately $2.2 million was impaired as of December 31, 2003.

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


19.  INCOME TAXES

The provision for income taxes consists of:

                                                   2003        2002           2001
                                                 -----------------------------------
Current:
    United States at statutory rates              $  101       $392         $    --
    International                                     --          3              --
    Current taxes covered by net operating
      loss                                            --         --            (565)
------------------------------------------------------------------------------------
    Current income tax provision (credit)            101        395            (565)
------------------------------------------------------------------------------------
Deferred:
    United States                                  1,601        (69)         21,484
    International                                     --         --             (49)
------------------------------------------------------------------------------------
    Deferred income taxes provision (credit)       1,601        (69)         21,435
------------------------------------------------------------------------------------

                                                  $1,702       $326         $20,870
====================================================================================

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                         2003              2002
                                                     ------------------------------
    Deferred Tax Assets:
    Liabilities and reserves                           $  6,104          $  6,000
    Stock-based compensation                             11,847             7,799
    Property and equipment                                2,142             2,115
    Net operating loss carryforwards                     68,504            80,222
-----------------------------------------------------------------------------------
    Gross deferred tax assets                            88,597            96,136
    Valuation allowance                                 (87,274)          (93,214)
-----------------------------------------------------------------------------------
                                                          1,323             2,922
-----------------------------------------------------------------------------------
    Deferred Tax Liabilities:
    Accounts receivable                                      --               366
    Installment sales                                     1,151             1,151
    Property and equipment                                   --                --
    Intangible assets                                       172               169
-----------------------------------------------------------------------------------
                                                          1,323             1,686
-----------------------------------------------------------------------------------

    Net Deferred Tax Asset                             $     --          $  1,236
===================================================================================

The current and long-term components of the deferred tax asset are as follows:

                                                         2003              2002
                                                     ------------------------------
Current deferred tax asset                             $     --          $     13
Long-term deferred tax asset                                 --             1,223
-----------------------------------------------------------------------------------

                                                       $     --          $  1,236
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
=================================================================================

Provision for operating losses and carrying costs during the phase-out period included the estimated loss on sale of the business units as well as operating and other disposal costs incurred in selling the businesses. Carrying costs include lease commitments, employment contract buyouts, sales tax liabilities and reserves for certain legal expenses related to on-going litigation.

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

21. EXTRAORDINARY GAIN AND IMPACT OF FAS 145

The Company recorded an extraordinary gain as a result of settling certain disputes between the Company and the former owners of Bostek, Inc. and an affiliate (Bostek). As part of the settlement agreement, the parties agreed to forgive a $9.5 million payable provided the Company registered approximately 0.3 million shares of the Company's common stock by June 15, 2001. The Company was successful in meeting the June 15, 2001 registration deadline, and accordingly, the extinguishment of the $9.5 million payable was recorded in 2001 as an extraordinary gain.

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
                                                            =========     =========

Loss from continuing operations before minority
  interest:
Loss from continuing operations before minority
  interest, as previously reported                          $(127,603)    $(198,476)
Gain from extinguishment of debt, previously reported
  as extraordinary                                                 --         9,465
Deduct taxes on gain from extinguishment of debt (1)               --            --
                                                            ---------     ---------
Adjusted loss from continuing operations before
  minority interest                                         $(127,603)    $(189,011)
                                                            =========     =========

Loss from continuing operations:
Loss from continuing operations, as previously reported     $(113,905)    $(198,086)
Gain from extinguishment of debt, previously reported
  as extraordinary                                                 --         9,465
Deduct taxes on gain from extinguishment of debt (1)               --            --
                                                            ---------     ---------
Adjusted loss from continuing operations                    $(113,905)    $(188,621)
                                                            =========     =========

Loss before extraordinary gain:
Loss before extraordinary gain, as previously reported      $(112,485)    $(214,568)
Gain from extinguishment of debt, previously reported
  as extraordinary                                                 --         9,465
Deduct taxes on gain from extinguishment of debt (1)               --            --
                                                            ---------     ---------
Adjusted loss before extraordinary gain                     $(112,485)    $(205,103)
                                                            =========     =========

Earnings (loss) per common share - basic and diluted:
 Loss from continuing operations, as previously
   reported                                                 $   (4.23)    $  (12.27)
 Gain from extinguishment of debt, previously reported
   as extraordinary                                                --          0.56
                                                            ---------     ---------
 Adjusted loss from continuing operations                   $   (4.23)    $  (11.71)
                                                            =========     =========

Earnings (loss) per common share - basic and diluted:
 Extraordinary gain, previously as reported                 $      --     $   (0.56)
 Reclassify gain from extinguishment of debt                       --         (0.56)
                                                            ---------     ---------
 Adjusted extraordinary gain                                $      --     $      --
                                                            =========     =========

     (1) No taxes were provided on the gain from the extinguishment of debt due to the Company's net operating losses.


22. EARNINGS (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is provided as follows:

                                                                         2003            2002           2001
                                                                         ----            ----           ----
NUMERATOR:
   Income (loss) from continuing operations                           $   3,525       $(113,905)      $(188,621)
   Preferred stock dividends                                                 --              --          (1,147)
   Accretion of beneficial conversion feature
      of redeemable preferred stock                                          --              --          (9,392)
----------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share -
   Income (loss) from continuing operations available to common
      stockholders                                                        3,525        (113,905)       (199,160)
   (Loss) income from discontinued operations available to
      common stockholders                                                  (382)          1,420         (16,482)
----------------------------------------------------------------------------------------------------------------

   Net income (loss) available to common stockholders                 $   3,143       $(112,485)      $(215,642)
================================================================================================================
DENOMINATOR:
   Denominator for basic earnings per
      share - weighted-average shares outstanding (1)                    36,178          26,923          17,001
  Weighted-average shares:
     Stock options                                                          759              --              --
     Warrants                                                               362              --              --
----------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per
      share - weighted-average shares outstanding (1)                    37,299          26,923          17,001
----------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE - BASIC
   Continuing operations                                              $    0.10       $   (4.23)      $  (11.71)
   Discontinued operations                                                (0.01)           0.05           (0.97)

----------------------------------------------------------------------------------------------------------------
TOTAL - BASIC                                                         $    0.09       $   (4.18)      $  (12.68)
================================================================================================================
EARNINGS (LOSS) PER SHARE - DILUTED
   Continuing operations                                              $    0.09       $   (4.23)      $  (11.71)
   Discontinued operations                                                (0.01)           0.05           (0.97)
----------------------------------------------------------------------------------------------------------------
TOTAL - DILUTED                                                       $    0.08       $   (4.18)      $  (12.68)
================================================================================================================

     (1) The weighted-average shares listed below were not included in the computation of diluted loss per share for the years ended December 31, 2003, 2002 and 2001, because to do so would have been anti-dilutive.

                                                                          2003            2002            2001
                                                                          ----            ----            ----
          Debenture conversion                                              749              --              --
          Redeemable preferred stock conversion                              --              --          14,077
          Warrants                                                           --             295              --
          Stock options                                                      --           1,540             417
         -------------------------------------------------------------------------------------------------------
                                                                            749           1,835          14,494
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

Effective December 31, 2001, one of the Company's directors, who had previously been an executive officer of the Company, retired and resigned from the Board of Directors. As part of his termination agreement, the Company agreed to grant him 0.2 million shares of the Company's common stock the value of which was recorded as compensation expense in the year ended December 31, 2001.

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

On January 31, 2002, Treeline, Inc. filed a complaint in the Common Pleas Court of Cuyahoga County, Ohio against the Company, and one of the Company's subsidiaries, STR, Inc., now known as ARJANG, Inc. ("STR") and another defendant who was formerly an executive of STR, alleging that STR breached its lease agreement with Treeline, Inc. in connection with a facility no longer being used by the Company. On May 15, 2003, the Company settled the dispute with Treeline, Inc., subject to certain conditions subsequent. The settlement provided for the issuance of 0.1 million shares of the Company's common stock, subject to price protection provisions under the settlement agreement. The Securities and Exchange Commission declared the Company's registration statement registering the 0.1 million shares issued in connection with this settlement effective on September 10, 2003.

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

On May 20, 2002, a purported securities fraud class action was filed against the Company and one of its former directors. In the following weeks, fourteen virtually identical complaints were consolidated into a single action, In re Applied Digital Solutions Litigation, which was filed in the United States District Court for the Southern District of Florida. In March 2003, the Company entered into a memorandum of understanding to settle the pending lawsuit. The settlement of $5.6 million will be entirely covered by proceeds from insurance, and is subject to approval by the District Court. In December 2003, the District Court issued a preliminary approval of the class action settlement and directed that Class Members be given notice of the Settlement. The final


                                                                   Page F-64
hearing, at which the Court will consider whether to issue its final approval and enter final judgment, is set for March 19, 2004.

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

In February 2004, Electronic Identification Devices, Ltd. ("EID") commenced a Declaratory Judgment Action against Digital Angel Corporation in the United States District Court for the Western District of Texas. This action seeks a declaration of patent non-infringement relating to Digital Angel Corporation's syringe implantable identification transponders. Monetary damages are not being sought. The lawsuit alleges that Plaintiff EID has developed a new transponder that

                                                                   Page F-65
it believes does not infringe on Digital Angel Corporation's patent. The lawsuit acknowledges that Digital Angel Corporation obtained a Judgment of infringement and two Contempt Orders against EID based on selling certain systems that infringed on Digital Angel Corporation's patent in 1997, 1998 and 1999. Digital Angel Corporation has not yet answered the Complaint and given the very early stage of this matter, the ultimate outcome of this proceeding cannot be predicted at this time.

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

                                                                           2003 (IN THOUSANDS)
                                          -------------------------------------------------------------------------------------
                                           ADVANCED    DIGITAL ANGEL   INFOTECH USA,                 CORPORATE/
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


                                                                           2002 (IN THOUSANDS)
                                          -------------------------------------------------------------------------------------
                                           ADVANCED    DIGITAL ANGEL   INFOTECH USA,                 CORPORATE/
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


                                                                           2001 (IN THOUSANDS)
                                          -------------------------------------------------------------------------------------
                                           ADVANCED    DIGITAL ANGEL   INFOTECH USA,                 CORPORATE/
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

The following is a breakdown of the Company's revenue by segment and type of product and service:

                                                    2003                         2002                            2001
                                     ----------------------------------------------------------------------------------------------
ADVANCED TECHNOLOGY                    PRODUCT    SERVICE   TOTAL     PRODUCT   SERVICE    TOTAL     PRODUCT    SERVICE     TOTAL
                                       -------    -------   -----     -------   -------    -----     -------    -------     -----

Voice, data and video
 telecommunications networks           $32,253    $ 4,862  $37,115   $26,535    $ 4,792   $31,327    $22,656    $ 4,757    $27,413

Call center and customer
 relationship management software          608      4,819    5,427       976      5,165     6,141      1,197      7,314      8,511

Networking products and services            --         --       --       357        940     1,297      2,505      2,466      4,971

Website design and Internet access         398      1,124    1,522     1,123      2,042     3,165      1,765      1,910      3,675

Implantable verification chip              545         --      545        --         --        --         --         --         --

Intersegment revenue                        --         --       --        --         --        --         --        232        232
                                     ----------------------------------------------------------------------------------------------
  Total                                $33,804    $10,805  $44,609   $28,991    $12,939   $41,930    $28,123    $16,679    $44,802
                                     ==============================================================================================


                                                                   Page F-69



                                                    2003                         2002                            2001
                                     ----------------------------------------------------------------------------------------------
DIGITAL ANGEL CORPORATION              PRODUCT    SERVICE   TOTAL     PRODUCT   SERVICE    TOTAL     PRODUCT    SERVICE     TOTAL
                                       -------    -------   -----     -------   -------    -----     -------    -------     -----

Animal Applications                    $22,390     $1,558   $23,948   $20,379    $  612    $20,991    $22,074    $  173    $22,247

GPS and Radio Communications            10,362         --    10,362    10,022        --     10,022     11,144        --     11,144

Wireless and Monitoring                    122         --       122        --     1,503      1,503          2     2,518      2,520

Medical Systems                            365      1,405     1,770       475     1,182      1,657         --        --         --

Intersegment revenue                       510         --       510        70        --         70         --       964        964
                                     ----------------------------------------------------------------------------------------------
  Total                                $33,749     $2,963   $36,712   $30,946    $3,297    $34,243    $33,220    $3,655    $36,875
                                     ==============================================================================================

                                                    2003                         2002                            2001
                                     ----------------------------------------------------------------------------------------------
INFO TECH USA, INC.                    PRODUCT    SERVICE   TOTAL     PRODUCT   SERVICE    TOTAL     PRODUCT    SERVICE     TOTAL
                                       -------    -------   -----     -------   -------    -----     -------    -------     -----

Computer hardware                      $11,606    $   --   $11,606    $20,056    $   --    $20,056    $30,075    $   --    $30,075

Computer services                           --     2,850     2,850         --     2,665      2,665         --     4,100      4,100
                                     ----------------------------------------------------------------------------------------------
  Total                                $11,606    $2,850   $14,456    $20,056    $2,665    $22,721    $30,075    $4,100    $34,175
                                     ==============================================================================================


                                                    2003                         2002                            2001
                                     ----------------------------------------------------------------------------------------------
ALL OTHER                              PRODUCT    SERVICE   TOTAL     PRODUCT   SERVICE    TOTAL     PRODUCT    SERVICE     TOTAL
                                       -------    -------   -----     -------   -------    -----     -------    -------     -----

Telephony systems                        $--        $--      $--      $   --      $ --     $   --     $ 8,720    $ 7,210   $15,930
Software development and
 applications                             --         --       --       1,013       375      1,388      11,451     11,325    22,776

Networking products and services          --         --       --          --        --         --       1,147      1,439     2,586

Intersegment revenue                      --         --       --          --        --         --          88        782       870
                                     ----------------------------------------------------------------------------------------------
  Total                                  $--        $--      $--      $1,013      $375     $1,388     $21,406    $20,756   $42,162
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
--------------------------------------------------------------------------------------------

28. RELATED PARTY TRANSACTION

On June 27, 2003, the Company borrowed $1.0 million from InfoTech USA, Inc. under the terms of a commercial loan agreement and term note. The loan accrues interest at an annual rate of 16% and interest is payable monthly beginning on July 31, 2003, with principal and accrued interest due June 30, 2004. Under the terms of a Stock Pledge Agreement, the Company has pledged
0.8 million shares of the Digital Angel Corporation common stock that it owns as collateral for the loan. The proceeds of the loan were used to fund operations. This loan has been eliminated in consolidation.

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

Under the terms of the agreement, Digital Angel Corporation issued to OuterLink 0.1 million shares of its Series A Preferred Stock. Approximately 20% of the shares are being held in escrow as security for indemnified claims. The Series A Preferred Stock is convertible into 4.0 million shares of Digital Angel Corporation's common stock when the volume weighted average price of Digital Angel Corporation's common stock equals or exceeds $4.00 per share for ten consecutive trading days. The preferred stockholders have the right to designate one Director to Digital Angel Corporation's Board of Directors prior to July 22, 2004.

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

31. REVERSE STOCK SPLIT

On September 10, 2003, the Company's shareholders approved the granting of discretionary authority to the Company's Board of Directors for a period of twelve months to effect a reverse stock split not to exceed a ratio of 1-for 25, or to determine not to proceed with a reverse stock split. On March 12, 2004, the Company's Board of Directors authorized a 1-for-10 reverse stock split, which was effectuated on April 5, 2004. In conjunction with the reverse stock split, the Company's Board of Directors has authorized a reduction in the number of authorized shares of the Company's common stock from 560.0 million pre-split to 125.0 million post-split. The Board of Directors approved a reverse stock split to facilitate the continuing listing of the Company's common stock on the SmallCap, and also to reduce the number of issued and outstanding shares of the Company's common stock, resulting, in part, from the Company's past acquisitions, the payment of debt obligations to IBM Credit and preferred stock and Debenture conversions. All share information provided in the Consolidated Financial Statements and accompanying Notes has been adjusted to reflect the reverse stock split.


32. SUMMARIZED QUARTERLY DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE
    AMOUNTS)

                                                      FIRST      SECOND       THIRD        FOURTH         FULL
                                                     QUARTER     QUARTER     QUARTER       QUARTER        YEAR
                                                     -------     -------     -------       -------        ----
2003
Total revenue                                       $ 25,106     $20,889     $23,802      $ 25,470       $95,267
Gross Profit                                           8,969       6,213       7,272         6,366        28,820
Net income (loss) from Continuing Operations (1)     (26,783)     56,801      (1,259)      (25,234)        3,525
Net (loss) income from Discontinued Operations          (158)       (435)         99           112          (382)
Basic net income (loss) per share from
  Continuing Operations (3)                            (0.95)       1.83       (0.03)        (0.64)         0.10
Basic net income (loss) per share from
  Discontinued Operations (3)                             --       (0.01)         --            --         (0.01)
Diluted net income (loss) per share
  from Continuing Operations (3)                       (0.95)      (1.76)      (0.03)        (0.64)         0.09
Diluted net income (loss) per share
  from Discontinued Operations (3)                        --       (0.01)         --            --         (0.01)

                                                      FIRST      SECOND       THIRD        FOURTH         FULL
                                                     QUARTER     QUARTER     QUARTER       QUARTER        YEAR
                                                     -------     -------     -------       -------        ----
2002
Total revenue                                       $ 28,391     $ 25,839    $24,170      $ 21,812      $ 100,212
Gross Profit                                           9,346        8,521      8,788         4,995         31,650
Net loss from Continuing Operations (2)              (24,692)     (19,473)    (5,751)      (63,989)      (113,905)
Net income (loss) from Discontinued Operations           687         (463)      (119)        1,315          1,420
Basic and diluted net loss per share from
  Continuing Operations (3)                            (0.97)       (0.73)     (0.21)        (2.27)         (4.23)
Basic and diluted net income (loss) per share
  from Discontinued Operations (3)                      0.03        (0.02)        --          0.05           0.05

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

     (2) The first quarter of 2002 loss from continuing operations includes a non-cash stock based compensation charge of approximately $18.7 million associated with pre-merger Digital Angel options. Pursuant to the terms of the merger of pre-merger Digital Angel and MAS, options to acquire pre-merger Digital Angel common stock were converted into options to acquire shares of MAS common stock, which resulted in a new measurement date for the options. In
          addition, the Company incurred a loss on issuances of subsidiary stock of approximately $3.9 million. Second quarter of 2002 loss from continuing operations includes non-cash, stock-based compensation expense of $6.1 million associated with options that were re-priced in 2001, and valuation reserves on notes receivable from officers and directors. The third quarter of 2002 loss from continuing operations includes a reversal of approximately $2.9 million of non-cash, stock-based compensation expense associated with the options re-priced in 2001, and a reversal of approximately
          $0.9 million of bad debt reserves. The fourth quarter of 2002 loss from continuing operations includes asset impairments of $69.4 million.

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

