Form 10-Q/A
period 2004-03-31
APPLIED DIGITAL SOLUTIONS INC
filed 2004-05-24
CIK 924642

    As filed with the Securities and Exchange Commission on May 5, 2004, and as Amended on May 24, 2004
----------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                       ------------------------------

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   /X/   No   / /
         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   /X/   No   / /
         The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on April 30, 2004:

                     Class                                 Number of Shares
         Common Stock; $.01 Par Value                         52,483,008

                              EXPLANATORY NOTE

         The undersigned registrant hereby amends its Quarterly Report on Form 10-Q/A for the three-months ended March 31, 2004, filed by the Registrant on May 5, 2004, to correct the certifications filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are included as Exhibits 31.1 and 31.2.

                                  SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         APPLIED DIGITAL SOLUTIONS, INC.
                                         (Registrant)

Dated: May 24, 2004                      By: /S/ EVAN C. MCKEOWN
                                             -------------------------------
                                             Evan C. McKeown
                                             Senior Vice President, Chief
                                             Financial Officer