Form 10-Q
period 2004-06-30
APPLIED DIGITAL SOLUTIONS INC
filed 2004-08-03
CIK 924642

As Filed with the Securities and Exchange Commission on August 3, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

_____________________________________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____ to ____

Commission File Number: 0-26020

APPLIED DIGITAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

MISSOURI	43-1641533
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1690 South Congress Avenue, Suite 200
Delray Beach, Florida 33445
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

Yes ☒   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

     The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 30, 2004:

Class	Number of Shares
Common Stock: $.01 Par Value	52,487,138

APPLIED DIGITAL SOLUTIONS, INC.

2

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

Assets
	June 30,	December 31,
	2004	2003

Current Assets	(unaudited )
Cash and cash equivalents	$10,448	$10,161
Restricted cash	880	765
Accounts receivable and unbilled receivables (net of allowance for doubtful accounts of $1,030 in 2004 and $1,035 in 2003)	13,656	14,078
Inventories	11,002	9,444
Notes receivable	1,197	1,658
Other current assets	3,383	2,760

Total Current Assets	40,566	38,866

Property And Equipment, net	8,076	8,228

Notes Receivable, net	292	504

Goodwill, net	67,289	62,842

Other Assets, net	4,479	1,491

	$120,702	$111,931

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$5,702	$5,226
Accounts payable	12,065	13,639
Other accrued expenses	20,264	22,517
Put accrual	200	200
Net liabilities of Discontinued Operations	5,545	8,294

Total Current Liabilities	43,776	49,876

Long-Term Debt and Notes Payable	1,929	2,860

Other Long-Term Liabilities	3,098	3,430

Total Liabilities	48,803	56,166

Commitments And Contingencies	-	-

Minority Interest	31,436	23,029

Stockholders’ Equity
Preferred shares: Authorized 5,000 shares in 2004 and 2003 of $10 par value; special voting, no shares issued or outstanding in 2004 and 2003, Class B voting, no shares issued or outstanding in 2004 and 2003	-	-
Common shares: Authorized 125,000 shares in 2004 and 560,000 in 2003, of $.01 par value; 52,576 shares issued and 50,571 shares outstanding in 2004 and 41,220 shares issued and 41,126 shares outstanding in 2003	526	412
Common and preferred additional paid-in capital	453,215	443,099
Accumulated deficit	(415,417)	(413,923)
Common stock warrants	6,909	5,650
Treasury stock (carried at cost, 2,005 shares in 2004 and 94 in 2003)	(4,398)	(1,777)
Accumulated other comprehensive income	218	206
Notes received for shares issued	(590)	(931)

Total Stockholders’ Equity	40,463	32,736

	$120,702	$111,931

See the accompanying notes to condensed consolidated financial statements.
3

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Product revenue	$22,459	$16,831	$45,497	$37,164
Service revenue	3,878	3,599	7,342	7,628

Total revenue	26,337	20,430	52,839	44,792

Cost of products sold	17,320	13,133	34,058	27,299
Cost of services sold	1,850	1,353	3,475	2,978

Gross profit	7,167	5,944	15,306	14,515

Selling, general and administrative expense	8,176	12,137	16,469	41,274
Research and development	1,140	1,424	2,065	2,625
Depreciation and amortization	864	453	1,316	924
Interest and other income	(83)	(214)	(581)	(432)
Gain on forgiveness of debt	-	(70,392)	-	(70,392)
Interest expense (reduction)	(139)	4,533	(449)	9,125

(Loss) income from continuing operations before taxes, minority interest and (gain) loss attributable to capital transactions of subsidiary	(2,791)	58,003	(3,514)	31,391

Provision for income taxes	27	967	119	775

(Loss) income from continuing operations before minority interest and (gain) loss attributable to capital transactions of subsidiary	(2,818)	57,036	(3,633)	30,616

Minority interest	(649)	(805)	(1,028)	(944)

Net (gain) loss on capital transactions of subsidiary	(196)	50	1,767	221

Loss (gain) attributable to changes in minority interest as a result of capital transactions of subsidiary	259	742	(1,891)	948

(Loss) income from continuing operations	(2,232)	57,049	(2,481)	30,391

Loss from discontinued operations	(750)	(248)	(1,128)	(373)

Change in estimate on loss on disposal of discontinued operations and operating losses during the phase out period	13	(435)	2,115	(592)

Net (loss) income	$(2,969)	$56,366	$(1,494)	$29,426

(Loss) income per common share - basic
(Loss) income from continuing operations	$(0.04)	$1.84	$(0.05)	$1.02
(Loss) income from discontinued operations	(0.02)	(0.02)	0.02	(0.03)

Net (loss) income per common share - basic	$(0.06)	$1.82	$(0.03)	$0.99

(Loss) income per common share - diluted
(Loss) income from continuing operations	$(0.04)	$1.76	$(0.05)	$0.98
(Loss) income from discontinued operations	(0.02)	(0.02)	0.02	(0.03)

Net (loss) income per common share - diluted	$(0.06)	$1.74	$(0.03)	$0.95

Weighted average number of common shares outstanding - basic	50,855	30,947	49,398	29,605

Weighted average number of common shares outstanding - diluted	50,855	32,317	49,398	31,039

See the accompanying notes to condensed consolidated financial statements.
4

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For The Six Months Ended June 30, 2004
(In Thousands)
(Unaudited)

					Additional Paid-In Capital	Accumulated Deficit	Common Stock Warrants	Treasury Stock	Accumulated Other Comprehensive Income	Notes Received For Shares Issued	Total Stockholders' Equity

	Preferred Stock		Common Stock
	Number	Amount	Number	Amount

Balance - December 31, 2003	-	$-	41,220	$412	$443,099	$(413,923)	$5,650	$(1,777)	$206	$(931)	$32,736
Net loss	-	-	-	-	-	(1,494)	-	-	-	-	(1,494)
Comprehensive (loss) income -
Foreign currency translation	-	-	-	-	-	-	-	-	12	-	12

Total comprehensive (loss) income	-	-	-	-	-	(1,494)	-	-	12	-	(1,482)

Adjustment to allowance for uncollectible portion of notes receivable	-	-	-	-	-	-	-	-	-	341	341
Stock option repricing	-	-	-	-	(367)	-	-	-	-	-	(367)
Issuance of common shares and warrants	-	-	2,139	21	4,118	-	1,259	-	-	-	5,398
Issuance of common shares for compensation and legal settlement	-	-	7,238	72	1,067	-	-	-	-	-	1,139
Issuance of common shares to Digital Angel Corporation	-	-	1,979	21	5,298	-	-	(2,621)	-	-	2,698

Balance - June 30, 2004	-	$-	52,576	$526	$453,215	$(415,417)	$6,909	$(4,398)	$218	$(590)	$40,463

See the accompanying notes to condensed consolidated financial statements.
5

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Six Months
	Ended June 30,

	2004	2003

Cash Flows From Operating Activities
Net income (loss)	$(1,494)	$29,426
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
(Income) loss from discontinued operations	(987)	592
Non-cash compensation and administrative expenses	(367)	(861)
Issuance of stock for services	-	112
Depreciation and amortization	1,368	1,237
Non-cash interest expense	(774)	539
Deferred income taxes	-	(238)
Impairment (recovery) of notes receivable	328	(347)
Gain on forgiveness of debt	-	(70,392)
Net loss on capital transactions of subsidary	1,767	221
(Gain) loss attributable to changes in minority interest as a result of capital transactions of subsidiary	(1,891)	948
Minority interest	(1,028)	(944)
Loss on sale of equipment	77	17
Change in assets and liabilities:
Increase in restricted cash	(115)	-
Decrease in accounts receivable	869	3,989
Increase in inventories	(1,164)	(2,040)
Increase in other current assets	(429)	(466)
(Decrease) increase in accounts payable, accrued expenses and other long-term liabilities	(4,000)	37,746
Net cash used in discontinued operations	(1,511)	(201)

Net Cash Used In Operating Activities	(9,351)	(662)

Cash Flows From Investing Activities
Decrease in notes receivable	672	999
(Increase) decrease in other assets	657	(37)
Proceeds from sale of property and equipment	8	-
Payments for property and equipment	(759)	(599)
Payments for cost of business acquisition, net of cash acquired	(38)	-
Cash acquired (net of payments for costs of business acquisitions)	(455)	-
Net cash used in discontinued operations	589	13

Net Cash Provided By Investing Activities	674	376

Cash Flows From Financing Activities
Net amounts borrowed on notes payable	80	(27,448)
Payments on long-term debt	(502)	(77)
Proceeds from issuance of debentures	367	10,035
Other financing costs	(75)	(15)
Issuance of common shares	5,693	18,686
Stock issuance costs	(296)	(399)
Proceeds from subsidiary issuance of common stock	3,694	232

Net Cash Provided By Financing Activities	8,961	1,014

Net Decrease In Cash And Cash Equivalents	284	728

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	3	-

Cash And Cash Equivalents - Beginning Of Period	10,161	5,818

Cash And Cash Equivalents - End Of Period	$10,448	$6,546

See the accompanying notes to condensed consolidated financial statements.
6

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

We develop innovative security products for consumer, commercial and government sectors worldwide. Our unique and often proprietary products provide security for people, animals, food chains, government/military assets, and commercial assets. Included in this diverse product line are applications for radio frequency identification systems, commonly known as RFID, end-to-end food safety systems, global positioning systems, referred to as GPS, satellite communications, and secure telecomm infrastructure. Our adage is Security Though InnovationTM. We have developed a product (for which we are currently seeking FDA approval) to provide a secure tamper proof means of managing medical information. Two of our mature brands are: Home AgainTM and SARBETM, and our newer brands include VeriChipTM, VeriPayTM, Bio ThermoTM and Digital AngelTM. We plan to grow our suite of products through acquisitions and in-house development.

     The accompanying unaudited Condensed Consolidated Financial Statements of Applied Digital Solutions, Inc. (doing business as Applied Digital) (the “Company”) as of June 30, 2004, and December 31, 2003, (the December 31, 2003 financial information included herein comes from the audited financial statements included in our 2003 Annual Report on Form 10-K, as amended) and for the three and six-months ended June 30, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the Condensed Consolidated Financial Statements have been made.

     The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

     During the three-months ended June 30, 2004, we made a decision to sell the business assets of our Medical Systems division, as more fully discussed in Notes 7 and 8. As a result, this division is now included as part of our Discontinued Operations for all periods presented. In addition, certain items in the 2003 periods have been reclassified to conform to the presentation in the current periods.

     The Condensed Consolidated Statements of Operations for the three and six-months ended June 30, 2004 and 2003, are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003.

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Excluding the effects of a one-time gain on the forgiveness of debt of approximately $70.4 million recorded during the three-months ended June 30, 2003, as a result of the payment in full of certain debt obligations, our operating results improved significantly during the three and six-months ended June 30, 2004, as compared to the three and six-months ended June 30, 2003. After adjusting for the gain on forgiveness of debt, we incurred a net loss from continuing operations of $2.2 million and $2.5 million, for the three and six-months ended June 30, 2004, respectively, as compared to a net loss from continuing operations of $13.4 million and $40.0 million for the three and six-months ended June 30, 2003, respectively. The loss for the three and six-months ended June 30, 2004, included a reversal of approximately $0.3 million and $0.9 million of interest expense, respectively, as a result of the revaluation of certain common stock warrants, which are settleable in shares of the Digital Angel Corporation common stock owned by us. Digital Angel Corporation is one of our majority-owned subsidiaries, as more fully discussed in Note 2. Our operating activities used cash of $9.4 million and $0.7 million during the six-months ended June 30, 2004 and 2003, respectively. In the past, we have suffered losses and have not generated positive cash flows from operations. As of June 30, 2004, we had an accumulated deficit of $415.4 million. Digital Angel Corporation, has suffered losses and has not generated positive cash flows from operations. As presented in Note 6, Digital Angel Corporation incurred losses during the three and six-months ended June 30, 2004 and 2003. In addition, its operating activities used cash of $3.0 million and $2.3 million during the three and six-months ended June 30, 2004 and 2003, respectively.

     Reverse Stock Split

     On September 10, 2003, our shareholders approved the granting of discretionary authority to our Board of Directors for a period of twelve months to effect a reverse stock split not to exceed a ratio of 1-for-25, or to determine not to proceed with a reverse stock split. On March 12, 2004, our Board of Directors authorized a 1-for-10 reverse stock split, which was effectuated on April 5, 2004. As a result of the reverse stock split, the par value of our common stock increased from $0.001 to $0.01 per share. In conjunction with the reverse stock split, our Board of Directors authorized a reduction in the number of authorized shares of our common stock from 560.0 million to 125.0 million. Our Board of Directors approved a reverse stock split to facilitate the continuing listing of our common stock on the Nasdaq SmallCap Market, referred to as the SmallCap, and also to reduce the number of issued and outstanding shares of our common stock. On April 23, 2004, the Nasdaq Stock Market notified us that we had regained compliance with the SmallCap’s minimum bid price requirement of $1.00 per share. All share information provided in this Form 10-Q has been adjusted to reflect the reverse stock split.

     Revenue Recognition for Acquired Subsidiary

     On January 22, 2004, we acquired, OuterLink Corporation, referred to as OuterLink. OuterLink earns revenue from location and communication services, providing for service on a month-to month basis and from the sale of related products to customers (communication terminals and software). The location and communication services are only available through use of such products, which have no alternative use. Accordingly, service revenue is recognized as the services are performed. Product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period, currently 30 months.

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Stock-Based Compensation

     As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123”), we have elected to continue to follow the guidance of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 (“FIN 44”), in accounting for our stock-based employee compensation arrangements. Accordingly, no compensation cost is recognized for any of our fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB 25. Accordingly, compensation expense is measured in accordance with APB 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation costs are recognized immediately. We account for equity instruments issued to non-employees in accordance with the provisions of FAS 123.

     As of June 30, 2004, we had five stock-based employee compensation plans and our subsidiaries collectively had six stock-based employee compensation plans. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“FAS 148”), which amended FAS 123, we have elected to continue to follow the intrinsic value method in accounting for our and our subsidiaries’ stock-based employee compensation plans as defined by APB 25 and FIN 44.

     The following table illustrates the effect on net (loss) income and (loss) earnings per share if we had applied the fair value recognition provisions of FAS 123 to employee stock options granted under our stock-based employee compensation plans and the plans of our subsidiaries:

	Three-Months Ended June 30,	Three-Months Ended June 30,	Six-Months Ended June 30,	Six-Months Ended June 30,

	2004	2003	2004	2003

	(in thousands, except per share amounts)

Net (loss) income, as reported	$(2,969)	$56,366	$(1,494)	$29,426
Add back (deduct): Total stock-based employee compensation expense determined under APB 25 for all awards, net of related tax effects (1)	26	(40)	(358)	(1,047)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (2)	(1,969)	(2,113)	(3,466)	(4,756)

Pro forma net (loss) income	$(4,912)	$54,213	$(5,318)	$23,623

(Loss) earnings per share:
Basic-as reported	$(0.06)	$1.82	$(0.03)	$0.99
Diluted-as reported	$(0.06)	$1.74	$(0.03)	$0.95
Basic-pro forma	$(0.10)	$1.75	$(0.11)	$0.80
Diluted-pro forma	$(0.10)	$1.68	$(0.11)	$0.76

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)

For the three-months ended June 30, 2004 and 2003, amounts include $21,000 and $(44,000) of compensation expense, respectively, associated with subsidiary options. For the six-months ended June 30, 2004 and 2003, amounts include $21,000 and $18,000 of compensation expense associated with subsidiary options.

(2)

For the three-months ended June 30, 2004 and 2003, amounts include $1.5 million and $1.2 million of compensation expense, respectively, associated with subsidiary options. For the six-months ended June 30, 2004 and 2003, amounts include $2.6 million and $2.5 million of compensation expense, respectively, associated with subsidiary options.

      The weighted-average per share fair value of options granted during the three-months ended June 30, 2004 and 2003, under our plans was $1.75 and $2.60, respectively. The weighted-average per share fair value of options granted during the six-months ended June 30, 2004 and 2003, under our plans was $1.79 and $2.60, respectively. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three-Months Ended June 30, 2004	Three-Months Ended June 30, 2003	Six-Months Ended June 30, 2004	Six-Months Ended June 30, 2003

Estimated option life	8 years	5.5 years	8 years	5.5 years
Risk free interest rate	4.04%	1.51%	4.02%	1.51%
Expected volatility	69.00%	76.00%	69.00%	76.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

2. Principles of Consolidation

     The financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including our 68.4% owned subsidiary, Digital Angel Corporation (AMEX:DOC), and our 52.5% owned subsidiary, InfoTech USA, Inc. (OTC:IFTH). The minority interest represents outstanding voting stock of the subsidiaries not owned by us. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Our majority-owned subsidiary InfoTech USA, Inc. operates on a fiscal year ending September 30. InfoTech USA, Inc.’s results of operations have been reflected in the consolidated financial statements on a calendar year basis.

3. Inventory

     The components of inventories, stated at the lower of cost or market with cost determined on the first-in first-out (FIFO) method, are as follows:

	June 30, 2004	December 31, 2003

	(in thousands)
Raw materials	$2,899	$1,982
Work in process	4,715	2,723
Finished goods	5,533	6,598

	13,147	11,303
Allowance for excess and obsolescence	(2,145)	(1,859)

	$11,002	$9,444

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Financing Agreements

      Securities Purchase Agreement with Institutional Investor

      On April 16, 2004, we sold 2.0 million shares, referred to as the Shares, of our common stock, par value $0.01 per share, in a private placement to an institutional investor, Satellite Strategic Finance Associates, LLC, referred to as SSFA, under the terms of a Securities Purchase Agreement, referred to as the Security Agreement. The Security Agreement provides SSFA with a Series A Warrant, which is exercisable into an additional 1.0 million shares, referred to as the Series A Warrant Shares, of our common stock, and a Series B Warrant, which is exercisable into 0.7 million shares, referred to as the Series B Warrant Shares, of our common stock. The purchase price for the Shares was $2.749 per share and was based on the average daily volume weighted-average price of our common stock for the period of ten trading days ending on and including April 13, 2004. The exercise price of the Series A Warrant Shares and the Series B Warrant Shares is $2.749 and $3.299 per share, respectively. The Series A Warrant, initially expiring on July 11, 2004, has been extended until October 11, 2004. The Series B Warrant may be exercised at any time beginning on the one-year anniversary of the issue date and expiring on the sixth anniversary of such issue date. The proceeds from the sale were allocated on a relative fair value basis as follows:

(in thousands)
Shares of common stock	$4,240
Series A Warrant	378
Series B Warrant	880

Subtotal	5,498
Less costs and expenses	(180)

Net proceeds	$5,318

     As a result of the extension of the Series A Warrant on July 11, 2004, during the third quarter of 2004, we will record the additional fair value of the extended Series A Warrant as deferred costs. If the Series A Warrant is exercised, the deferred costs will be charged to additional paid-in-capital, if not, the deferred costs will be expensed.

     The offer and sale of our securities to SSFA was exempt from the registration requirements of the Securities Act of 1933. Pursuant to a Registration Rights Agreement, we registered the shares on a registration statement, which became effective on May 12, 2004.

      Wells Fargo Credit Facility and IBM Credit Wholesale Agreement

     On June 30, 2004, InfoTech USA, Inc. entered into a credit agreement and credit facility, referred to as the Credit Facility, with Wells Fargo Business Credit, Inc., referred to as Wells Fargo, providing for up to $4.0 million in borrowings. Amounts borrowed under the Credit Facility bear interest at Wells Fargo’s prime rate plus 3%. The Credit Facility matures on June 29, 2007, and automatically renews for successive one-year periods thereafter unless terminated by either party. In connection with the execution of the Credit Facility, InfoTech USA, Inc. and IBM Credit LLC, referred to as IBM Credit, replaced a prior agreement for wholesale financing dated as of April 20, 1994, with a new wholesale financing agreement, referred to as the Wholesale Agreement. Under the terms of the Credit Facility, Wells Fargo may, at its election, make advances as requested from time to time in amounts up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the Credit Facility, and (ii) the $0.6 million letter of credit agreement outstanding under the Credit Facility which secures our obligations to IBM Credit under the Wholesale Agreement. The borrowing base is equal to the lesser of $4.0 million or the amount equal to 85% of (i) eligible accounts receivable, plus (ii) the amount of available funds on deposit at Wells Fargo, and minus (iii) certain specified reserves. As of June 30, 2004, the borrowing base was approximately $2.8 million, approximately $1.2 million was outstanding and approximately $1.0 million was available under the Credit Facility.

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In connection with the execution of the Credit Agreement, Wells Fargo was paid an origination fee of $40,000. Each year Wells Fargo will be paid a facility fee of $15,000 and an unused line fee at the annual rate of 0.5% of the daily-unused amount under the Credit Facility. Minimum monthly interest is due based on minimum borrowings of $1.5 million. Additional fees are due if the Credit Facility is terminated by Wells Fargo upon default or if we terminate the Credit Facility prior to its termination date. Such fees are approximately $0.1 million during the first year, $60,000 during the second year and $20,000 thereafter.

     The Credit Facility requires InfoTech USA, Inc. to maintain certain financial covenants, limits its capital expenditures, and contains other standard covenants including prohibitions on its incurrence of additional debt, its sales of assets and other corporate transactions of InfoTech USA, Inc. without Wells Fargo’s consent.

     The obligations under the Credit Facility have been guaranteed and the capital stock of certain of InfoTech Inc.'s subsidiaries has been pledged as collateral under a Stock Pledge Agreement. In addition, certain rights under the loan agreement between InfoTech USA, Inc. and us, which is more fully discussed in Note 11, have been assigned to Wells Fargo under the terms of a Collateral Agreement. The Credit Facility is further secured by a first priority security interest in substantially all of the assets of InfoTech USA, Inc.

     Under the terms of the Wholesale Agreement, IBM Credit may, at its election, advance InfoTech USA, Inc. up to $0.6 million to be used for the purchase of certain computer hardware and software products approved in advance by IBM Credit. Amounts outstanding under the Wholesale Agreement are required to be secured by a $0.6 million irrevocable letter of credit and bear finance charges in an amount to be agreed upon with IBM Credit from time to time. The Wholesale Agreement will remain in effect until terminated by either party upon at least 90 days written notice. As of June 30, 2004, $0.4 million was outstanding under the Wholesale Agreement, which is reflected in our Condensed Consolidated Balance Sheets in accounts payable and accrued expenses.

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. (Loss) Earnings Per Share

     The following is a reconciliation of the numerator and denominator of basic and diluted (loss) earnings per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,

	2004	2003	2004	2003

Numerator:
Numerator for basic (loss) earnings per share -
Net (loss) income from continuing operations	$(2,232)	$57,049	$(2,481)	$30,391
Net (loss) income from discontinued operations	(737)	(683)	987	(965)

Net (loss) income available to common shareholders	$(2,969)	$56,366	$(1,494)	$29,426

Denominator:
Denominator for basic (loss) earnings per share -
Weighted-average shares	50,855	30,947	49,398	29,605
Convertible exchangeable debentures	--	22	--	11
Stock options	--	974	--	1,068
Warrants	--	374	--	355

Denominator for diluted (loss) earnings per share (1) -
Weighted-average shares	50,855	32,317	49,398	31,039

Basic (loss) earnings per share:
Continuing operations	$(0.04)	$1.84	$(0.05)	$1.02
Discontinued operations	(0.02)	(0.02)	0.02	(0.03)
Total – Basic	$(0.06)	$1.82	$(0.03)	$0.99

Diluted (loss) earnings per share:
Continuing operations	$(0.04)	$1.76	$(0.05)	$0.98
Discontinued operations	(0.02)	(0.02)	0.02	(0.03)

Total – Diluted	$(0.06)	$1.74	$(0.03)	$0.95

(1)	The weighted-average shares listed below were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:

	Three-Months Ended June 30,	Six-Months Ended June 30,

	2004	2004

	(in thousands)
Stock options	22	32
Warrants	137	280

Total	159	312

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Segment Information

     We operate in three business segments: Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc.

     Advanced Technology

      Our Advanced Technology segment specializes in developing innovative security products including:

  secure voice, data and video telecommunications networks;

  implantable microchips and RFID scanners;

  proprietary software;

  a thermo-electric generator; and

  a personal locating device, which we refer to as PLD.

      Our voice, data and video telecommunications networks are sold to various branches of the United States government. Our VeriChipTM implantable microchip has multiple applications in securing personal identification, building access, financial transactions, healthcare information (subject to FDA approval) and more. The Advanced Technology segment's customer base includes governmental agencies, commercial operations, and consumers. Through our Advanced Technology segment, we deliver products and services across a multitude of industries, including government, insurance, utilities, security, communications and high tech. As of June 30, 2004, we have not recorded any revenues from our Thermo LifeTM product and our PLD product is in the development stage.

     Digital Angel Corporation

      Our Digital Angel Corporation segment’s proprietary products provide security for companion pets, food chains, government/military assets and commercial assets. Through this segment, we provide electronic and visual identification devices for companion pets, livestock, laboratory animals, fish and wildlife markets worldwide. The tracking of cattle and hogs are crucial in order to provide security both for asset management and for disease control and food safety.

Our principal products/technologies are:
  visual ear tags for livestock;

  electronic implantable microchips and RFID scanners for the companion pet, fish, livestock and wildlife industries, including our Home AgainTM and Bio-ThemoTM product brands;

  GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications, including our SARBETM brand, which serve commercial and military markets;

  GPS and geosynchronous satellite tracking systems, including tracking software systems for mapping and messaging associated with the security of high-value assets; and

  intrinsically safe sounders (horn alarms) for industrial use and other electronic components.

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     InfoTech USA, Inc.

     Our InfoTech USA, Inc. segment is a full service provider of Information Technology, or IT, products and services. Through this segment we provide IT consulting, networking, procurement, deployment, integration, migration and network security services. We also provide on-going system and networking maintenance services. During 2003 and 2004, we continued our strategy of moving away from a product-driven systems integration business model to a customer-oriented IT strategy-based business model. We have further developed our deliverable IT products and services by adding new consulting and service offerings, and increasing the number of strategic alliances with outside technical services firms and manufacturers of high-end IT products. Our principal products and services in this segment are sales of computer hardware and computer services, which consist of IT consulting, installation, project management, design and deployment, computer network security and maintenance and other professional services.

     All Other

     Business units that were closed or sold during 2001 and 2002 are reported in “All Other.”

     “Corporate/Eliminations”

     Our “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain interest income/expense and other expenses associated with corporate activities and functions. Included in “Corporate/Eliminations” for the three and six-months ended June 30, 2003, is a gain on the forgiveness of debt obligations to IBM Credit of approximately $70.4 million. Included for the six-months ended June 30, 2003, is a severance charge of approximately $21.8 million associated with the termination of certain former executive officers and directors.

     Discontinued Operations

     Our previously reported Medical Systems division, certain assets of which were sold during the three-months ended June 30, 2004, and our Intellesale segment and other non-core businesses, are reported as Discontinued Operations, as more fully discussed in Notes 7 and 8.

     The accounting policies of our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K filed for the year-ended December 31, 2003, as amended, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. We evaluate performance based on segment operating income.

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      Following is the selected segment data as of and for the three-months ended June 30, 2004:

	Segments
	(in thousands)
	Advanced Technology	Digital Angel Corporation	InfoTech USA, Inc.	All Other	"Corporate/ Eliminations"	Consolidated

Net revenue from external customers: Product	$9,043	$9,402	$4,022	$--	$(8)	$22,459
Service	2,355	668	855	--	--	3,878
Intersegment revenue - product	--	(8)	--	--	8	--

Total revenue	$11,398	$10,062	$4,877	$--	$--	$26,337

(Loss) income from continuing operations before taxes, minority interest and (gain) loss attributable to capital transactions of subsidiary	$(177)	$(1,242)	$(28)	$--	$(1,344)	$(2,791)

Total assets	$37,120	$77,369	$10,114	$2,662	$(6,563)	$120,702

      Following is the selected segment data as of and for the three-months ended June 30, 2003:

	Segments
	(in thousands)
	Advanced Technology	Digital Angel Corporation	InfoTech USA, Inc.	All Other	"Corporate/ Eliminations"	Consolidated

Net revenue from external customers: Product	$5,924	$7,554	$3,333	$--	$20	$16,831
Service	2,615	347	637	--	--	3,599
Intersegment revenue - product	--	20	--	--	(20)	--

Total revenue	$8,539	$7,921	$3,970	$--	$--	$20,430

(Loss) income from continuing operations before taxes, minority interest and (gain) loss attributable to capital transactions of subsidiary	$(128)	$(2,206)	$(163)	$324	$60,176	$58,003

Total assets	$37,312	$66,395	$9,930	$2,737	$(5,392)	$110,982

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is the selected segment data as of and for the six-months ended June 30, 2004:

	Segments
	(in thousands)
	Advanced Technology	Digital Angel Corporation	InfoTech USA, Inc.	All Other	"Corporate/ Eliminations"	Consolidated

Net revenue from external customers: Product	$18,006	$19,914	$7,635	$--	$(58)	$45,497
Service	4,652	927	1,763	--	--	7,342
Intersegment revenue - product	--	(58)	--	--	58	--

Total revenue	$22,658	$20,783	$9,398	$--	$--	$52,839

Income (loss) from continuing operations before taxes, minority interest and (gain) loss attributable to capital transactions of subsidiary	$556	$(1,991)	$(19)	$--	$(2,060)	$(3,514)

Total assets	$37,120	$77,369	$10,114	$2,662	$(6,563)	$120,702

Following is the selected segment data as of and for the six-months ended June 30, 2003:

	Segments
	(in thousands)
	Advanced Technology	Digital Angel Corporation	InfoTech USA, Inc.	All Other	"Corporate/ Eliminations"	Consolidated

Net revenue from external customers: Product	$14,255	$17,729	$5,267	$--	$(87)	$37,164
Service	5,565	826	1,237			7,628
Intersegment revenue - product	--	(87)	--	--	87	--

Total revenue	$19,820	$18,468	$6,504	$--	$--	$44,792

Income (loss) from continuing operations before taxes, minority interest and (gain) loss attributable to capital transactions of subsidiary	$493	$(2,004)	$(623)	$329	$33,196	$31,391

Total assets	$37,312	$66,395	$9,930	$2,737	$(5,392)	$110,982

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a breakdown of our revenue by segment and type of product and service:

	Three-Months Ended June 30, (in thousands)
	2004			2003
	Product	Service	Total	Product	Service	Total

Advanced Technology
Voice, data and video telecommunications networks	$8,910	$1,377	$10,287	$5,426	$1,165	$6,591
Call center and customer relationship management software	95	978	1,073	149	1,079	1,228
Implantable microchips and RFID scanners	38	--	38	148	--	148
Website design and Internet access	--	--	--	201	371	572

Total	$9,043	$2,355	$11,398	$5,924	$2,615	$8,539

	Three-Months Ended June 30, (in thousands)
	2004			2003
	Product	Service	Total	Product	Service	Total

Digital Angel Corporation
Visual ear tags and electronic implantable microchips and RFID scanners	$5,779	$334	$6,113	$4,846	$342	$5,188
GPS and radio communications products	3,623	334	3,957	2,708	5	2,713
Intersegment revenue	(8)	--	(8)	20	--	20

Total	$9,394	$668	$10,062	$7,574	$347	$7,921

	Three-Months Ended June 30, (in thousands)
	2004			2003
	Product	Service	Total	Product	Service	Total

InfoTech USA, Inc.
Computer hardware	$4,022	$--	$4,022	$3,333	$--	$3,333
Computer services	--	855	855	--	637	637

Total	$4,022	$855	$4,877	$3,333	$637	$3,970

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six-Months Ended June 30, (in thousands)
	2004			2003
	Product	Service	Total	Product	Service	Total

Advanced Technology
Voice, data and video telecommunications networks	$17,597	$2,745	$20,342	$13,555	$2,371	$15,926
Call center and customer relationship management software	252	1,907	2,159	263	2,450	2,713
Implantable microchips and RFID scanners	157	--	157	148	--	148
Website design and Internet access	--	--	--	289	744	1,033

Total	$18,006	$4,652	$22,658	$14,255	$5,565	$19,820

	Six-Months Ended June 30, (in thousands)
	2004			2003
	Product	Service	Total	Product	Service	Total

Digital Angel Corporation
Visual ear tags and electronic implantable microchips and RFID scanners	$12,788	$397	$13,185	$12,322	$667	$12,989
GPS and radio communications products	7,126	530	7,656	5,407	159	5,566
Intersegment revenue	(58)	--	(58)	(87)	--	(87)

Total	$19,856	$927	$20,783	$17,642	$826	$18,468

	Six-Months Ended June 30, (in thousands)
	2004			2003
	Product	Service	Total	Product	Service	Total

InfoTech USA, Inc.
Computer hardware	$7,635	$--	$7,635	$5,267	$--	$5,267
Computer services	--	1,763	1,763	--	1,237	1,237

Total	$7,635	$1,763	$9,398	$5,267	$1,237	$6,504

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Acquisitions and Dispositions

      The following describes our acquisition of OuterLink (in thousands):

Company Acquired	Date Acquired	Acquisition Price	Value of Digital Angel Corporation Series A Preferred Stock	Digital Angel Corporation Series A Preferred Shares Issued	Goodwill and Other Intangibles Acquired	Other Net Assets and Liabilities Acquired

OuterLink Corporation	1/22/04	$8,501	$8,300	100	$8,521	$(21)

     On January 22, 2004, we acquired OuterLink. OuterLink provides satellite-based tracking, wireless data transfer and two-way messaging with large fleets of vehicles. The acquisition was accounted for under the purchase method of accounting. Identifiable intangible assets of $4.7 million have been recorded based upon preliminary estimates as of the date of the acquisition. The excess of purchase price over the fair value of the assets and liabilities of $3.8 million was recorded as goodwill. Any changes to the preliminary estimates during the allocation period will be reflected as an adjustment to goodwill.

     The cost of the acquisition consisted of 0.1 million shares of Digital Angel Corporation’s Series A preferred stock valued at $8.3 million and acquisition costs of $0.2 million. The Series A preferred stock is convertible into 4.0 million shares of Digital Angel Corporation’s common stock when the volume weighted-average price of its common stock equals or exceeds $4.00 per share for ten consecutive trading days. The valuation of the stock was primarily based on historical trading history and stock prices of Digital Angel Corporation’s common stock and a marketability discount of 30%. The cost of the acquisition consists of legal and accounting related services that were direct costs of acquiring these assets.

     In considering the benefits of the OuterLink acquisition, management recognized the strategic complement of OuterLink’s technologies and customer base with our existing implantable microchip and RFID scanner applications, and our military GPS business lines. This complement provides for a strong platform for further development of our capabilities in the area of high-value asset identification, tracking and condition monitoring.

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The results of OuterLink have been included in the Condensed Consolidated Financial Statements since the date of acquisition. Unaudited pro forma results of operations for the three and six-months ended June 30, 2004 and 2003 are included below. Such pro forma information assumes that the acquisition had occurred as of January 1, 2003, and revenue is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our result of operations would have been had OuterLink been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

	Three-Months	Six-Months	Six-Months
	Ended June 30,	Ended June 30,	Ended June 30,
(In thousands)	2003	2004	2003

Net operating revenue	$20,764	$52,926	$45,386
Net income (loss) from continuing operations	$56,125	$(3,185)	$28,375
Earnings (loss) from continuing operations:
Net earnings (loss) per common share – basic	$1.81	$(0.06)	$0.96
Net earnings (loss) per common share – diluted	$1.74	$(0.06)	$0.91

     Sale of Medical Systems Division

     On April 19, 2004, we sold certain assets of our Medical Systems division pursuant to an Asset Purchase Agreement. Under the terms of the Asset Purchase Agreement, MedAire, Inc. purchased substantially all of the operating assets, excluding land and buildings, of our Medical Systems division for approximately $0.4 million, plus certain prepaid deposits and the cost of the pharmaceutical inventory and supplies. The assets sold include all of the tangible and intangible intellectual property developed for the operation of the division’s medical services business, including the systems, inventories, customer and supplier contracts, licenses, applications and databases, Internet website and domain name, mailing lists, customer records, trademarks, and copyrights. The Asset Purchase Agreement excluded all other Medical Systems division’s assets, property and equipment. We incurred a loss of approximately $0.5 million and $0.6 million during the three and six-months ended June 30, 2004, respectively, in connection with this transaction. In addition, on July 30, 2004, we sold the Medical Systems division’s real property and certain related fixed assets for an amount in excess of our carrying basis.

     The Medical Systems division represented a reporting unit in accordance with SFAS 142, Goodwill and Other Intangible Assets (“FAS 142”). As a result of our decision to sell our Medical Systems division during the three-months ended June 30, 2004, we have reflected the assets, liabilities and results of operations of this division as part of our Discontinued Operations for all periods presented in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). See Note 8.

     Share Exchange Agreement

     On August 14, 2003, we entered into a Share Exchange Agreement with Digital Angel Corporation. The Share Exchange Agreement represented a strategic investment by us, whereby we increased our ownership interest in Digital Angel Corporation. The Share Exchange Agreement provided for us to purchase 3.0 million shares of Digital Angel Corporation’s common stock at a price of $2.64 per share, $7.9 million in the aggregate, and for Digital Angel Corporation to issue a warrant to us, referred to as the DAC Warrant, for the purchase of up to 1.0 million shares of Digital Angel Corporation’s common stock. The DAC Warrant is exercisable for five years commencing on February 1, 2004, at a price per share of $3.74, payable in cash or in shares of our common stock. The purchase price for the 3.0 million shares was payable in shares of our common stock having an aggregate market value of $7.9 million. On March 1, 2004, we issued approximately 2.0 million shares of our common stock to Digital Angel Corporation as payment for the 3.0 million shares.

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Digital Angel Corporation intends to generate cash by selling the approximately 2.0 million shares of our common stock, and as of June 30, 2004, Digital Angel Corporation generated gross proceeds of approximately $2.7 million on the sale of approximately 0.9 million of the shares. Digital Angel Corporation realized a loss on the sale of our shares of approximately $0.9 million, which is reflected in its separate financial statements included in its Form 10-Q for the quarter ended June 30, 2004. In addition, during the six-months ended June 30, 2004, Digital Angel Corporation was required to record an unrealized loss of approximately $1.7 million representing the reduction in the fair market value of our common stock on the date of the share exchange, which value was $4.00 per share, and the value as of June 30, 2004 of $2.45 per share. Future changes in the market price of our common stock will result in additional realized and unrealized gains and losses. Because such realized and unrealized gains and losses result from transactions in our common stock, they are eliminated upon consolidation of Digital Angel Corporation and our operating results, and accordingly, they are not reflected in the Condensed Consolidated Financial Statements. The fair value of our common stock held by Digital Angel Corporation as of June 30, 2004, of approximately $2.6 million, is reflected in the Condensed Consolidated Balance Sheets as treasury stock.

     As of June 30, 2004, we owned approximately 68.4% of the outstanding common stock of Digital Angel Corporation. Digital Angel Corporation has outstanding options and warrants and it has issued debt and preferred stock, which are convertible into shares of its common stock. If all of the outstanding options and warrants and all of the convertible debt and preferred stock were converted into shares of Digital Angel Corporation’s common stock, our ownership would be less than 50%. We desire to maintain a controlling interest in Digital Angel Corporation, and therefore, we and Digital Angel Corporation have entered into a Letter Agreement with Laurus Master Fund, Ltd., referred to as Laurus, which is described below. In addition, we may enter into additional share exchange agreements with Digital Angel Corporation, or we may elect in the future to buy back a portion of the outstanding shares of Digital Angel Corporation’s common stock that we do not currently own.

     Letter Agreement With Laurus

     On June 1, 2004, we and Digital Angel Corporation entered into a Letter Agreement with Laurus. On July 31, 2003, Digital Angel Corporation issued to Laurus a Secured Convertible Note, referred to as the Convertible Note, in the amount $2.0 million, and on August 28, 2003, Digital Angel Corporation issued to Laurus a Minimum Borrowing Convertible Note in the amount of $1.5 million. Under the terms of the Letter Agreement, Laurus agreed to convert (such conversion, the “Initial Conversion”) a portion of the Convertible Note that was equal to 0.15 million shares of Digital Angel Corporation’s common stock at the fixed conversion price applicable to said Convertible Note, which price is $2.33 per share, and we agreed to purchase such shares of Digital Angel Corporation’s common stock from Laurus at a purchase price equal to the volume weighted-average price, referred to as the VWAP, of the common stock for the three trading days immediately preceding the Initial Conversion, which price was $3.04 per share. Digital Angel Corporation issued the 0.15 million shares to Laurus on June 8, 2004, and we purchased such shares from Laurus on June 30, 2004.

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      In addition, pursuant to the terms of the Letter Agreement, Laurus agreed that with respect to each conversion by Laurus of an outstanding amount of the Convertible Note or the Minimum Borrowing Convertible Note into Digital Angel Corporation’s common stock occurring after the Initial Conversion, we and Digital Angel Corporation shall have the right to purchase all of such common stock converted by Laurus at a price per share equal to the VWAP of Digital Angel Corporation’s common stock for the three trading days immediately preceding such conversion, for a specified time period. The conversion price to be paid by Laurus under the terms of the Minimum Borrowing Note is $2.64 per share, subject to adjustment upward. Based upon the terms of the Letter Agreement, and assuming that Laurus were to convert 100% of the $0.8 million outstanding under the Convertible Note as of June 30, 2004, and the full $1.5 million capacity under the Minimum Borrowing Convertible Note, the aggregate number of shares of the Digital Angel Corporation’s common stock that we may be entitled to purchase, assuming that we were to purchase 100% of such shares and including the 0.15 million shares discussed above, is approximately 1.1 million shares, subject to increases if accrued interest is added to the outstanding principal balance under the Convertible Note. As of June 30, 2004, $1.5 million was outstanding under the Minimum Borrowing Convertible Note. We recorded goodwill of $0.1 million in connection with our purchase of the 0.15 million shares from Laurus based upon preliminary estimates as of the date of the acquisition. Any changes to the preliminary estimates during the allocation period will be reflected as an adjustment to goodwill.

     Net (Gain) Loss on Capital Transactions of Subsidiary and (Gain) Loss Attributable to Changes in Minority Interest as a Result of Capital Transactions of Subsidiary

     Gains where realized and losses on issuances of certain shares of stock by Digital Angel Corporation are reflected in the Condensed Consolidated Statements of Operations. We determined that such recognition of gains and losses on the issuances of certain shares of stock by Digital Angel Corporation was appropriate since such shares were not sales of unissued shares in a public offering, we do not plan to reacquire such shares, and the value of the proceeds could be objectively determined. During the three-months ended June 30, 2004 and 2003, we recorded a (gain) loss of $(0.2) million and $50,000, respectively, on the issuances of 0.2 million and 0.1 million shares of Digital Angel Corporation’s common stock, respectively. During the six-months ended June 30, 2004 and 2003, we recorded a loss of $1.8 million and $0.2 million, respectively, on the issuances of 4.0 million and 0.4 million shares of Digital Angel Corporation’s common stock, respectively. Included in the issuances for the six-months ended June 30, 2004, were the 3.0 million shares of common stock issued by Digital Angel Corporation to us in connection with the Share Exchange Agreement. The (gain) loss represents the difference between the carrying amount of our pro-rata share of our investment in Digital Angel Corporation and the net proceeds from the issuances of the stock, as well as the portion of the minority owners’ interest in the capital contributed to Digital Angel Corporation by us in connection with the Share Exchange Agreement. During the three-months ended June 30, 2004, Digital Angel Corporation issued 0.15 million shares, which we acquired under the terms of the Letter Agreement with Laurus. Gains/losses on issuances of shares under the Letter Agreement are not included in the gains/losses noted above, as we intend to acquire such shares. In addition, we recorded a loss of $0.3 million and $0.7 million during the three-months ended June 30, 2004 and 2003, respectively, and a (gain) loss of $(1.9) million and $0.9 million during the six-months ended June 30, 2004 and 2003, respectively, attributable to changes in the minority interest ownership as a result of the capital transactions of Digital Angel Corporation. The business operations of Digital Angel Corporation are described in Note 6.

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following is a summary of the capital transactions of Digital Angel Corporation for the three and six-months ended June 30, 2004 and 2003:

	For The Three- Months Ended June 30,		For The Six- Months Ended June 30,

	2004	2003	2004	2003

	(in thousands, except per share amounts)
Issuances of common stock for stock option exercises	95	90	830	378
Issuance of common stock under the Letter Agreement	150	--	150	--
Issuance of common stock under the Share Exchange Agreement	--	--	3,000	--

Total issuances of common stock	245	90	3,980	378

Proceeds from stock issuances	$619	$50	$9,528	$224
Average price per share	$2.53	$0.55	$2.39	$0.59
Beginning ownership percentage of Digital Angel Corporation	68.47%	73.12%	66.93%	73.91%
Ending ownership percentage of Digital Angel Corporation	68.41%	72.87%	68.41%	72.87%

Change in ownership percentage	0.06%	0.25%	1.48%	1.04%

Net (gain) loss on capital transactions of subsidiary (1)	$(196)	$50	$1,767	$221

Loss (gain) attributable to changes in minority interest as a result of capital transactions of subsidiary (1)	$259	$742	$(1,891)	$948

(1)

We have not provided a tax provision/benefit for the net (gain) loss on capital transactions of subsidiary and the (gain) loss attributable to changes in minority interest as a result of capital transactions of subsidiary.

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Discontinued Operations

     During the three-months ended June 30, 2004, Digital Angel Corporation’s Board of Directors approved a plan to sell our Medical Systems division, which we acquired on March 27, 2002. The Medical Systems division represented the business operations of Medical Advisory Systems, Inc., referred to as MAS. On March 31, 2002, our 93% owned subsidiary, Digital Angel Corporation, which were refer to as pre-merger Digital Angel, merged with MAS and MAS changed its name to Digital Angel Corporation. The Medical Systems division was one of our reporting units in accordance with FAS 142. Accordingly, the financial condition, results of operations and cash flows of our Medical Systems division have been reported as Discontinued Operations for all periods presented. The following discloses the operating losses from Discontinued Operations for the three and six-months ended June 30, 2004 and 2003, consisting of losses attributable to the Medical Systems division:

	Three-Months	Three-Months	Six-Months	Six-Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,

	2004	2003	2004	2003

Product revenue	$40	$222	$204	$587
Service revenue	32	237	223	616

Total revenue	72	459	427	1,203
Cost of products sold	20	95	87	258
Cost of services sold	82	252	317	594

Total cost of products and services sold	102	347	404	852

Gross profit	(30)	112	23	351
Selling, general and administrative expense	628	195	939	397
Depreciation and amortization	20	130	107	259
Other income and expense	72	35	105	68

Loss from Discontinued Operations	$(750)	$(248)	$(1,128)	$(373)

     The above results do not include any allocated or common overhead expenses. We have not provided a benefit for income taxes on the losses attributable to the Medical Systems division. We do not anticipate the Medical Systems division incurring additional losses in the future. However, in accordance with FAS 144, any additional operating losses or changes in the values of assets or liabilities will be reflected in our financial condition and results of operations as incurred.

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     On March 1, 2001, our Board of Directors approved a plan to offer for sale our Intellesale business segment and all of our other non-core businesses, and accordingly, these entities are presented in Discontinued Operations for all periods presented.

     The net liabilities of Discontinued Operations as of June 30, 2004 and December 31, 2003, were comprised of the following:

Medical Systems	June 30, 2004	December 31, 2003

	(in thousands)
Assets
Accounts receivable, net	$66	$453
Inventory	--	46
Other current assets	1	43
Property and equipment, net	1,050	1,137
Intangible assets, net	--	489
Other assets	145	163

Total Assets	$1,262	$2,331

Current Liabilities:
Notes payable and current maturities of long-term debt	$(910)	$(910)
Accounts payable	(27)	(71)
Accrued expenses	(298)	(99)

Total Liabilities	$(1,235)	$(1,080)

Net Assets	$27	$1,251

Intellesale and Other Non-Core Businesses	June 30, 2004	December 31, 2003

	(in thousands)
Current Liabilities:
Notes payable and current maturities of long-term debt	$(26)	$(26)
Accounts payable	(4,172)	(4,178)
Accrued expenses	(1,374)	(5,341)

Total Liabilities	$(5,572)	$(9,545)

Net Liabilities	$(5,572)	$(9,545)

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total Discontinued Operations	June 30, 2004	December 31, 2003

	(in thousands)
Assets
Accounts receivable, net	$66	$453
Inventory	--	46
Other current assets	1	43
Property and equipment, net	1,050	1,137
Intangible assets, net	--	489
Other assets	145	163

Total Assets	$1,262	$2,331

Current Liabilities:
Notes payable and current maturities of long-term debt	$(936)	$(936)
Accounts payable	(4,199)	(4,249)
Accrued expenses	(1,672)	(5,440)

Total Liabilities	$(6,807)	$(10,625)

Net Liabilities of Discontinued Operations	$(5,545)	$(8,294)

     We accounted for the Intellesale segment and our other non-core businesses as Discontinued Operations in accordance with Accounting Principles Board 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). APB 30, of which portions related to the accounting for discontinued operations have been superceded by the provisions of FAS 144, required that we accrue estimates for future operating losses, gains/losses on sale, costs to dispose and carrying costs of these businesses at the time the businesses were discontinued. Accordingly, at December 31, 2000, we recorded a provision for operating losses and carrying costs during the phase-out period for our Intellesale and other non-core businesses including estimated disposal costs to be incurred in selling the businesses. Carrying costs consisted primarily of cancellation of facility and equipment leases, legal settlements, employment contract buyouts and sales tax liabilities. The following table sets forth the roll forward of the liabilities for operating losses and carrying costs for the periods December 31, 2002 to June 30, 2003, and December 31, 2003 through June 30, 2004. The additions/reductions represent a change in the estimated carrying costs during the phase out period, as certain of these costs were settled for more/less than anticipated, as well as to operating costs associated with the one remaining business within this group, which was sold in July 2003.

Type of Cost (in thousands)	Balance December 31, 2002	Additions	Deductions	Balance June 30, 2003

Change in estimated operating losses	$ --	$126	$126	$ --
Carrying costs	4,908	309	--	5,217

Total	$4,908	$435	$126	$5,217

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Balance			Balance
Type of Cost (in thousands)	December 31,	Additions		June 30,
	2003	(Reductions)	Deductions	2004

Carrying costs	$4,913	$(2,115)	$1,852	$946

9. Non-Cash Stock-Based Compensation Expense

     We reduced $0.0 million, $0.1 million, $0.4 million and $1.0 million of non-cash stock-based compensation expense during the three-months ended June 30, 2004 and 2003, and the six-months ended June 30, 2004 and 2003, respectively, primarily due to re-pricing 1.9 million stock options during 2001. The re-priced options had original exercise prices ranging from $6.90 to $63.40 per share and were modified to change the exercise price to $1.50 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and fluctuations in our common stock price result in increases and decreases of non-cash stock-based compensation expense until the options are exercised, forfeited, modified or expired. This reduction of compensation expense has been reflected in the Condensed Consolidated Statements of Operations as selling, general and administrative expense.

10. Comprehensive (Loss) Income

     Comprehensive (loss) income represents all non-owner changes in stockholders’ equity and consists of the following:

	Three-Months Ended June 30, (In thousands)		Six-Months Ended June 30, (In thousands)

	2004	2003	2004	2003

Net (loss) income	$(2,969)	$56,366	$(1,494)	$29,426
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9)	86	12	48

Total comprehensive (loss) income	$(2,978)	$56,452	$(1,482)	$29,474

11. Related Party Transaction

     On June 27, 2003, we borrowed $1.0 million from InfoTech USA, Inc. under the terms of a commercial loan agreement and term note. On June 28, 2004, we and InfoTech USA, Inc. agreed to extend the date on which the principal is due under the terms of the loan from June 30, 2004 to June 30, 2005. Under the terms of the loan, interest accrues at an annual rate of 16% and is payable on a monthly basis. Under the terms of a Stock Pledge Agreement, we have pledged 750,000 shares of the Digital Angel Corporation common stock that we own as collateral for the loan. The proceeds of the loan were used to fund operations. The loan is not reflected in the Condensed Consolidated Balance Sheets as it has been eliminated in consolidation.

APPLIED DIGITAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Legal Proceedings

We are party to various legal proceedings, and accordingly, we have recorded $1.9 million in reserves in our financial statements as of June 30, 2004. In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position or overall trends in our results. The estimate of potential impact on our financial position, overall results of operations or cash flows could change in the future.

Maudlin Litigation

On October 22, 2003, Melvin Maudlin (the "Plaintiff"), a former employee at our subsidiary, Pacific Decision Sciences Corporation ("PDSC"), filed suit in the Superior Court of California against PDSC, Hark Vasa and us in connection with a purported trust agreement involving PDSC which, according to the Plaintiff provides that he is to receive monthly payments of $10,000 for approximately 17 years. The Plaintiff has obtained a pre-judgment right to attach order in the amount of his total claim of $2.1 million, and subsequently obtained a purported writ of attachment of certain PDSC assets, which right to attach and writ have been stayed. On or about April 10, 2004, the Plaintiff filed a Second Amended Complaint against us for breach of contract, breach of fiduciary duties, negligence, "creditor's suit" under Section 491.310 of the California Code of Civil Procedure, fraudulent conveyance, improper corporate distribution and alter ego. We answered the Second Amended Complaint on or about July 8, 2004. On or about July 6, 2004, Hark Vasa filed a Cross-Complaint against us and PDSC for equitable contribution and indemnity. Our response to that pleading is due on August 5, 2004. The suit has not materially affected PDSC's ability to operate its business but could affect such operations in the future. The parties have been conducting discovery. The trial date has been set to commence on September 7, 2004. We intend to vigorously defend this suit.

Wurts Litigation

In February 2003, an action was filed in the Middlesex County Superior Court in the Commonwealth of Massachusetts. Digital Corporation’s subsidiary, OuterLink, as well as a significant stockholder of OuterLink and a principal of the significant stockholder were named as defendants. Such principal was a director of OuterLink. The complaint alleged breach of an August 25, 1999 employment contract. The plaintiff was President and CEO of OuterLink from July 1999 through August 2002. The Complaint sought damages based principally on a contractual severance provision that allegedly provided for four months of compensation for every year or fraction thereof served prior to termination. This matter was settled in July 2004 in consideration for a cash payment of $250,000, which was accrued at June 30, 2004.

E-Research Litigation

In June, 2002, eResearch Technology, Inc. f/k/a Premier Research Worldwide, Ltd. ("ERT") commenced a proceeding against U.S. Bank National Association ("US Bank"), subsequently intervened in by Digital Angel Corporation in the New Jersey state court and subsequently removed to the United States District Court for the District of New Jersey. This suit was commenced to pursue alleged damages of approximately $350,000 due to Digital Angel Corporation’s and US Bank's alleged failure to register transfers of restricted Digital Angel Corporation shares sold by ERT in May 2002. On May 28, 2004, this matter was settled prior to trial without either party paying any amounts to the other party.

John Fernandez vs. United States of America vs. Medical Advisory Systems, Inc.

On December 29, 2003, John Fernandez filed a lawsuit in the Orlando Division of the United States District Court for the Middle District of Florida. The plaintiff filed the lawsuit against the United States of America as the operator of the ship on which the plaintiff served. He alleged that the United States had contracted with MAS to provide medical advice and that the physician at MAS had rendered an incorrect long-distance diagnosis, resulting in injury to the plaintiff. Mr. Fernandez asserted against the United States claims of negligence under the Jones Act, unseaworthiness and maintenance and cure. He alleged damages in excess of $75,000, plus prejudgment and post-judgment interest at the legal rate and costs and disbursements of the action. On April 14, 2004, the United States served Medical Advisory Systems with a third part complaint in Admirality in which it alleged that MAS is liable to it for all or part of the plaintiff’s claim in that MAS and/or its employee/physician rendering the medical advice was negligent. In response, on May 12, 2004, MAS filed a motion to dismiss the third party complaint. Given the very early stage of the lawsuit, the ultimate outcome of this proceeding cannot be predicted at this time. We are currently unable to determine the potential effect of this litigation on our consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our 2003 Annual Report on Form 10-K, as amended.

        We develop innovative security products for consumer, commercial and government sectors worldwide. Our unique and often proprietary products provide security for people, animals, food chains, government/military assets, and commercial assets. Included in this diverse product line are applications for radio frequency identification systems, commonly referred to as RFID, end-to-end food safety systems, global positioning systems, referred to as GPS, satellite communications, and secure telecomm infrastructure. Our adage is Security Though InnovationTM. We have developed a product (for which we are currently seeking FDA approval) to provide a secure tamper proof means of managing medical information. Two of our mature brands are: Home AgainTM and SARBETM, and our newer brands include VeriChipTM, VeriPayTM, Bio ThermoTM and Digital AngelTM. We plan to grow our suite of products through acquisitions and in-house development.

Excluding the effects of a one-time gain on the forgiveness of debt of $70.4 million recorded during the three-months ended June 30, 2003, as a result of the payment in full of certain debt obligations, our operating results improved significantly during the three and six-months ended June 30, 2004, as compared to the three and six-months ended June 30, 2003. After adjusting for the gain on forgiveness of debt, we incurred a net loss from continuing operations of $2.2 million and $2.5 million, for the three and six-months ended June 30, 2004, respectively, as compared to a net loss from continuing operations of $13.4 million and $40.0 million for the three and six-months ended June 30, 2003, respectively. The loss for the three and six-months ended June 30, 2004, included a reversal of approximately $0.3 million and $0.9 million of interest expense, respectively, as a result of the revaluation of certain common stock warrants, which are settleable in shares of the Digital Angel Corporation common stock owned by us. Our operating activities used cash of $9.4 million and $0.7 million during the six-months ended June 30, 2004 and 2003, respectively. In the past, we have suffered losses and have not generated positive cash flows from operations. As of June 30, 2004, we had an accumulated deficit of $415.4 million. Our majority-owned subsidiary, Digital Angel Corporation, has suffered losses and has not generated positive cash flows from operations. Digital Angel Corporation incurred losses during the three and six-months ended June 30, 2004 and 2003, which are presented below. In addition, its operating activities used cash of $3.0 million and $2.3 million during the three and six-months ended June 30, 2004 and 2003, respectively.

Recent /Other Developments

On June 14, 2004, we announced that our wholly-owned subsidiary, Government Telecommunications, Inc., referred to as GTI, had been awarded a contract option valued at $25.0 million from the U.S. Postal Service to upgrade telecommunications networks at 108 postal service facilities. This is the second phase of a contract awarded to GTI in June 2003. The first phase involved upgrades at 62 U.S. Postal Service locations that were completed in May 2004.

On July 27, 2004, we announced that we had received notice from the U.S. Food and Drug Administration (FDA) stating that there is no substantially equivalent device to our VeriChipTM product currently being marketed. Accordingly, we will immediately file a “de novo” application for VeriChip’s medical uses. Statutory guidelines provide up to 60 days for the “de novo” review process. Digital Angel Corporation is the manufacturer of VeriChipTM and has licensed the technology to VeriChip Corporation, our wholly owned subsidiary, for human applications.

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

Securities Purchase Agreement With Institutional Investor

On April 16, 2003, we sold 2.0 million shares of our common stock and issued 1.7 million warrants to purchase shares of our common stock to an institutional investor in a private placement, as more fully described in Note 4 to our Condensed Consolidated Financial Statements.

Letter Agreement With Laurus

On June 1, 2004, we entered into a Letter Agreement with Laurus. Under the terms of the Letter Agreement, we have the right to purchase shares of Digital Angel Corporation’s common stock issued to Laurus from time-to-time in connection with the conversion of certain debt obligations to Laurus. The Letter Agreement is more fully described in Note 7 to our Condensed Consolidated Financial Statements.

Wells Fargo Credit Facility and IBM Credit Wholesale Agreement

On June 30, 2004, InfoTech USA, Inc. entered into a credit agreement and credit facility with Wells Fargo providing for up to $4.0 million in borrowings, and it entered into a revised Wholesale Agreement with IBM Credit, which are more fully described in Note 4 to our Condensed Consolidated Financial Statements.

Business Segments

We operate in three business segments: Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc. Business units that were part of our continuing operations and that were closed or sold during 2001 and 2002 are reported as “All Other.” Our “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain interest income/expense and other expenses associated with corporate activities and functions. Included in “Corporate/Eliminations” for the three and six-months ended June 30, 2003, is a gain on the forgiveness of debt obligations to IBM Credit of approximately $70.4 million. Included for the six-months ended June 30, 2003, is a severance charge of approximately $21.8 million associated with the termination of certain former executive officers and directors.

In addition to that described in the previous paragraph, our Medical Systems division, certain assets of which were sold during the three-months ended June 30, 2004, and our Intellesale segment and other non-core businesses, are reported as Discontinued Operations, as more fully discussed in Notes 7 and 8 to our Condensed Consolidated Financial Statements.

Each of our business segments is more fully described in Note 6 to our Condensed Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

The following table summarizes our results of operations as a percentage of net operating revenue for the three and six-month periods ended June 30, 2004 and 2003, and is derived from the unaudited Condensed Consolidated Statements of Operations in Part I, Item 1 of this report.

	Relationship to Revenue Three-Months Ended June 30,		Relationship to Revenue Six-Months Ended June 30,
	2004	2003	2004	2003

	%	%	%	%

Product revenue	85.3	82.4	86.1	83.0
Service revenue	14.7	17.6	13.9	17.0

Total revenue	100.0	100.0	100.0	100.0
Cost of products sold	65.8	64.3	64.5	60.9
Cost of services sold	7.0	6.6	6.5	6.7

Total cost of products and services sold	72.8	70.9	71.0	67.6

Gross profit	27.2	29.1	29.0	32.4
Selling, general and administrative expense	31.0	59.4	31.2	92.1
Research and development	4.3	7.0	3.9	5.9
Depreciation and amortization	3.3	2.2	2.5	2.1
Gain on forgiveness of debt	--	(344.5)	--	(157.2)
Interest and other income	(0.3)	(1.1)	(1.2)	(1.0)
Interest expense (reduction)	(0.5)	22.2	(0.7)	20.4

(Loss) income from continuing operations before taxes, minority interest and losses attributable to capital transactions of subsidiary	(10.6)	283.9	(6.7)	70.1
Provision for income taxes	0.1	4.7	0.2	1.8

(Loss) income from continuing operations before minority interest and (gain) loss attributable to capital transactions of subsidiary	(10.7)	279.2	(6.9)	68.3
Minority interest	(2.5)	(3.9)	(1.9)	(2.1)
Net (gain) loss on capital transactions of subsidiary	(0.7)	0.2	3.3	0.5
Loss (gain) attributable to changes in minority interest as a result of capital transactions of subsidiary	1.0	3.7	(3.6)	2.1

(Loss) income from continuing operations	(8.5)	279.2	(4.7)	67.8
Loss from discontinued operations	(2.8)	(1.2)	(2.1)	(0.8)
Change in estimated loss on disposal of discontinued operations and operating losses during the phase out period	--	(2.1)	4.0	(1.3)

Net (loss) income	(11.3)	275.9	(2.8)	65.7

(Loss) income from continuing operations before taxes, minority interest, and (gain) loss attributable to capital transactions of subsidiary from each of our segments during the three and six-months ended June 30, 2004 and 2003, was as follows (we evaluate performance based on stand-alone segment operating income as presented below):

	Three-Months Ended June 30, (In thousands)		Six-Months Ended June 30, (In thousands)

	2004	2003	2004	2003

(Loss) income from continuing operations before taxes, minority interest and (gain) loss attributable to capital transactions of subsidiary by segment:
Advanced Technology	$(177)	$(128)	$556	$493
Digital Angel Corporation	(1,242)	(2,206)	(1,991)	(2,006)
InfoTech USA, Inc.	(28)	(163)	(19)	(623)
All Other	--	324	--	329
“Corporate / Eliminations” (1)	(1,344)	60,176	(2,059)	33,198

Total	$(2,791)	$58,003	$(3,514)	$31,391

(1) For “Corporate/Eliminations,” the income for the three and six-months ended June 30, 2003, includes approximately $70.4 million of gain on forgiveness of debt, and for the six months ended June 30, 2003, includes approximately $21.8 million of severance expense associated with the termination of certain former executive officers and directors.

Sources of Revenue and Gross Profit and Gross Profit Margin

Our sources of revenue consist of sales of products and services from our three operating segments. Our significant sources of revenue for the six-months ended June 30, 2004, were as follows:

Sources of Revenue:	Percentage of Total Revenue

Voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	38.5%

Visual ear tags and implantable microchips and RFID scanners for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel Corporation segment	24.8%

IT hardware and services from our InfoTech USA, Inc. segment	17.8%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel Corporation segment	14.5%

Other products and services	4.4%

Total	100.0%

Our significant sources of gross profit and gross profit margin by product type for the six-months ended June 30, 2004, were as follows:

Gross Profit and Gross Profit Margin by Product Type:	Gross Profit (in thousands)	Gross Margin Percentage

Voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	$3,787	18.6%

Visual ear tags and implantable microchips and RFID scanners for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel Corporation segment	5,076	38.7%

IT hardware and services from our InfoTech USA, Inc. segment	1,559	16.6%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel Corporation segment	3,551	46.4%

Other products and services	1,333	57.6%

Total	$15,306	29.0%

Revenue

Revenue from continuing operations for the three-months ended June 30, 2004, increased $5.9 million, or 28.9%, to $26.3 from $20.4 million in the three-months ended June 30, 2003. Revenue from continuing operations for the six-months ended June 30, 2004, increased $8.0 million, or 18.0%, to $52.8 from $44.8 million in the six-months ended June 30, 2003.

Revenue from continuing operations during the three and six-months ended June 30, 2004 and 2003, by segment was as follows:

	Three-Months Ended June 30, (in thousands)
	2004			2003
	Product	Service	Total	Product	Service	Total

Advanced Technology	$9,043	$2,355	$11,398	$5,924	$2,615	$8,539
Digital Angel Corporation	9,394	668	10,062	7,574	347	7,921
InfoTech USA, Inc.	4,022	855	4,877	3,333	637	3,970
“Corporate / Eliminations”	--	--	--	--	--	--

Total	$22,459	$3,878	$26,337	$16,831	$3,599	$20,430

	Six-Months Ended June 30, (in thousands)
	2004			2003
	Product	Service	Total	Product	Service	Total

Advanced Technology	$18,006	$4,652	$22,658	$14,255	$5,565	$19,820
Digital Angel Corporation	19,856	927	20,783	17,642	826	18,468
InfoTech USA, Inc.	7,635	1,763	9,398	5,267	1,237	6,504
“Corporate / Eliminations”	--	--	--	--	--	--

Total	$45,497	$7,342	$52,839	$37,164	$7,628	$44,792

Advanced Technology’s revenue increased $2.9 million and $2.8 million in the three and six-months ended June 30, 2004, respectively, as compared to the three and six-months ended June 30, 2003. When comparing the three-months ended June 30, 2004, to the three-months ended June 30, 2003, product revenue increased by $3.1 million, or 52.7%, and service revenue decreased by $0.3 million, or 9.9%. When comparing the six-months ended June 30, 2004, to the six-months ended June 30, 2003, product revenue increased by $3.7 million, or 26.3%, and service revenue decreased by $0.9 million, or 16.4%. We attribute the increase in product revenue during the three and six-months ended June 30, 2004 and 2003, primarily to an increase in sales of voice, data and video telecommunications networks. Product revenue from voice, data and video telecommunications networks was approximately $8.9 million and $5.4 million for the three-months ended June 30, 2004 and 2003, respectively, and approximately $17.6 million and $13.6 million for the six-months ended June 30, 2004 and 2003, respectively. We attribute the decrease in service revenues in the three and six-months ended June 30, 2004, as compared to the three and six-months ended June 30, 2003, to the sale of our website design and Internet access businesses during the fourth quarter of 2003. We hope to grow our revenue from this segment as we realize increased revenue for data, video and telecommunications networks, and we attempt to increase the sales of our VeriChipTM implantable microchips and RFID scanners.

Digital Angel Corporation’s revenue increased $2.1 million and $2.3 million in the three and six-months ended June 30, 2004, respectively, as compared to the three and six-months ended June 30, 2003. Product revenue increased by $1.8 million, or 24.0%, and service revenue increased by $0.3 million, or 92.5%, in the three-months ended June 30, 2004, as compared to the three-months ended June 30, 2003. Product revenue increased by $2.2 million, or 12.6%, and service revenue increased by $0.1 million, or 12.1% in the six-months ended June 30, 2004, as compared to the six-months ended June 30, 2003. The increase for the three-months ended June 30, 2004 is the result of increased sales to our fish and wildlife, companion animal and livestock customers, $0.4 million of revenue from the satellite and tracking systems business we acquired in January 2004, and increased revenues of $0.8 million from our GPS-enabled search and rescue equipment and communications products. We attribute the increases for the six-months ended June 30, 2004 primarily to increases of approximately $2.1 million for our GPS and Radio Communications products, including $0.7 million associated with the satellite-based tracking business we acquired in January 2004, and approximately $1.4 million from our GPS-enabled search and rescue equipment and communications products. We are hopeful that revenue will increase in the future due to our recent introduction of our new pilot locator beacon, and worldwide concerns over food safety and traceability. Several bills proposing the establishment of a national electronic identification program for livestock have recently been introduced in Congress. We cannot estimate the impact a national identification program would have on our revenue, though we think it would be favorable.

InfoTech USA, Inc.’s revenue increased $0.9 million and $2.9 million in the three and six-months ended June 30, 2004, respectively, as compared the three and six-months ended June 30, 2003. Product revenue increased by $0.7 million, or 20.7%, and service revenue increased by $0.2 million, or 34.2%, in the three-months ended June 30, 2004, as compared to the three-months ended June 30, 2003. Product revenue increased by approximately $2.4 million, or 45.0%, and service revenue increased by $0.5 million, or 42.5%, in the six-months ended June 30, 2004, as compared to the six-months ended June 30, 2003. The increase in revenue was primarily a result of improved market conditions and our focus on higher-end, Intel-based products, which provided us with more opportunity to sell related technical services. With the IT market conditions improving and our continued focus on higher-end, Intel-based products, we cautiously believe that sales volumes for the remainder of the current fiscal year will continue to be ahead of last fiscal year. The focus on higher-end Intel-based products, such as storage area networks, has generated additional sales from our current customer base. In addition, we have continued to grow our customer base.

Gross Profit and Gross Profit Margin

Gross profit from continuing operations for the three-months ended June 30, 2004, increased $1.2 million, or 20.6%, to $7.2 million from $5.9 million for the three-months ended June 30, 2003. Gross profit from continuing operations for the six-months ended June 30, 2004, increased $0.8 million, or 5.4%, to $15.3 million from $14.5 million in six-months ended June 30, 2003. Our gross profit margin was 27.2% and 29.0% of revenue, respectively, for the three and six-months ended June 30, 2004, and 29.1% and 32.4% of revenue, respectively, for the three and six-months ended June 30, 2003.

Gross profit from continuing operations during the three and six-months ended June 30, 2004, and 2003 by segment was as follows:

	Three-Months Ended June 30, (in thousands)
	2004			2003
	Product	Service	Total	Product	Service	Total

Advanced Technology	$767	$1,473	$2,240	$779	$1,659	$2,438
Digital Angel Corporation	3,915	232	4,147	2,605	346	2,951
InfoTech USA, Inc.	458	322	780	313	242	555
“Corporate / Eliminations”	--	--	--	--	--	--

Total	$5,140	$2,027	$7,167	$3,697	$2,247	$5,944

	Six-Months Ended June 30, (in thousands)
	2004			2003
	Product	Service	Total	Product	Service	Total

Advanced Technology	$2,268	$2,852	$5,120	$2,078	$3,427	$5,505
Digital Angel Corporation	8,249	378	8,627	7,197	770	7,967
InfoTech USA, Inc.	922	637	1,559	590	453	1,043
“Corporate / Eliminations”	--	--	--	--	--	--

Total	$11,439	$3,867	$15,306	$9,865	$4,650	$14,515

Gross profit margin from continuing operations during the three and six-months ended June 30, 2004 and 2003, by segment was as follows:

	Three-Months Ended June 30,
	2004			2003
	Product	Service	Total	Product	Service	Total

	%	%	%	%	%	%
Advanced Technology	8.5	62.5	19.7	13.1	63.4	28.6
Digital Angel Corporation	41.7	34.7	41.2	34.4	99.7	37.3
InfoTech USA, Inc.	11.4	37.7	16.0	9.4	38.0	14.0
“Corporate / Eliminations”	--	--	--	--	--	--

Total	22.9	52.3	27.2	22.0	62.4	29.1

	Six-Months Ended June 30,
	2004			2003
	Product	Service	Total	Product	Service	Total

	%	%	%	%	%	%
Advanced Technology	12.6	61.3	22.6	14.6	61.6	27.8
Digital Angel Corporation	41.5	40.8	41.5	40.8	93.2	43.1
InfoTech USA, Inc.	12.1	36.1	16.6	11.2	36.6	16.0
"Corporate / Eliminations"	--	--	--	--	--	--

Total	25.1	52.7	29.0	26.5	61.0	32.4

Advanced Technology’s gross profit decreased $0.2 million in the three-months ended June 30, 2004, and gross profit margin decreased to 19.7% from 28.6%, when compared to the three-months ended June 30 2003. Gross profit decreased $0.4 million in the six-months ended June 30, 2004, and gross profit margin decreased to 22.6% from 27.8%, when compared to the six-months ended June 30, 2003. We attribute the overall decrease in gross profit and gross profit margin for the three and six-months ended June 30, 2004, as compared to the three and six-months ended June 30, 2003, primarily to the sale of our website design and Internet access business, which we sold in the fourth quarter of 2003, and to lower margins on sales of voice, data and video communications networks. We are hopeful that our gross profits from sales of data, voice and video telecommunications networks will increase during the remainder of 2004. Also, we hope to realize increased gross profit from sales of our VeriChipTM implantable microchip and RFID scanners during the remainder of 2004 and beyond.

Digital Angel Corporation’s gross profit increased $1.2 million in the three-months ended June 30, 2004, and gross profit margin increased to 41.2% from 37.3%, when compared to the three-months ended June 30, 2003. Gross profit increased $0.7 million in the six-months ended June 30, 2004, while gross profit margin increased to 41.5% from 43.1%, when compared to the six-months ended June 30, 2003. We attribute the increase in gross profit for the three-months ended June 30, 2004, as compared to the three-months ended June 30, 2003, primarily to the increase in sales as mentioned above, lower material costs for our GPS and Radio Communications products, and lower freight costs associated with sales of our visual ear tags and electronic implantable microchips and RFID scanner products. We attribute the increase in gross profit for the six-months ended June 30, 2004, as compared to the six-months ended June 30, 2003, due primarily to increased gross profit of $0.8 million from sales of our GPS and radio communications products, and $0.1 million from sales of the satellite-based tracking business we acquired in January 2004, partially offset by higher material costs. The gross margin percentage decreased in the six-months ended June 30, 2004, as compared to the six-months ended June 30, 2003, due to lower margins on the revenue from our satellite-based tracking business. We anticipate that our gross profit margins will remain at their current levels in the future.

InfoTech USA, Inc.’s gross profit increased $0.2 million in the three-months ended June 30, 2004, and gross profit margin increased to 16.0% from 14.0%, when compared to the three-months ended June 30, 2003. Gross profit increased $0.5 million in the six-months ended June 30, 2004, and gross profit margin increased to 16.6% from 16.0%, when compared to the six-months ended June 30, 2003. We attribute the increase in gross profit for the three and six-months ended June 30, 2004, as compared to the three and six-months ended June 30, 2003, primarily to the overall increase in revenue. We attribute the increase in gross profit margin for the three and six-months ended June 30, 2004, as compared to the three and six-months ended June 30, 2003, primarily to the sale of higher-end product sales in the three and six-months ended June 30, 2004, as compared to a high-volume low-margin sale that occurred during the three and six-months ended June 30, 2003. Despite a competitive climate, we cautiously look for steady margins for both products and services for the balance of the year due to the improving IT market conditions and our continued focus on higher-end products and services. This approach has provided us with more service sales opportunities, which yield higher margins.

Selling, General and Administrative Expense

Selling, general and administrative expense from continuing operations was $8.2 million in the three-months ended June 30, 2004, a decrease of $4.0 million, or 32.7%, from $12.1 million in the three-months ended June 30, 2003. Selling, general and administrative expense from continuing operations was $16.5 million in the six-months ended June 30, 2004, a decrease of $24.8 million, or 60.1%, from $41.3 million in the six-months ended June 30, 2003. As a percentage of total revenue, selling, general and administrative expense from continuing operations decreased to 31.0% in the three-months ended June 30, 2004, from 59.4% in the three-months ended June 30, 2003, and decreased to 31.2% in the six-months ended June 30, 2004, from 92.1% in the six-months ended June 30, 2003.

Selling, general and administrative expense from continuing operations during the three and six-months ended June 30, 2004 and 2003, by segment was as follows:

	Three-Months Ended June 30, (In thousands)		Six-Months Ended June 30, (In thousands)

	2004	2003	2004	2003

Advanced Technology	$2,306	$2,405	$4,361	$4,681
Digital Angel Corporation	3,567	3,572	7,677	7,243
InfoTech USA, Inc.	791	667	1,552	1,562
All Other	--	(325)	--	(328)
“Corporate / Eliminations”	1,512	5,818	2,879	28,116

Total	$8,176	$12,137	$16,469	$41,274

Selling, general and administrative expense as a percentage of revenue for each of the operating segments was:

	Three-Months Ended June 30,		Six-Months Ended June 30,

	2004	2003	2004	2003

	%	%	%	%
Advanced Technology	20.2	28.2	19.2	23.6
Digital Angel Corporation	35.5	45.1	36.9	39.2
InfoTech USA, Inc.	16.2	16.8	16.5	24.0
All Other	--	--	--	--
“Corporate / Eliminations” (1)	5.7	28.5	5.4	62.8

Total	31.0	59.4	31.2	92.1

(1)Corporate/Eliminations percentage has been calculated as a percentage of total revenue.

Advanced Technology's selling, general and administrative expense decreased $0.1 million, or 4.1%, to $2.3 million in the three-months ended June 30, 2004, from $2.4 million in the three-months ended June 30, 2003. Selling, general and administrative expense decreased $0.3 million, or 6.8%, to $4.4 million in the six-months ended June 30, 2004, from $4.7 million in the six-months ended June 30, 2003. As a percentage of revenue, selling, general and administrative expense decreased in the three and six-months ended June 30, 2004, as compared to the three and six-months ended June 30, 2003. We attribute the decrease in selling, general and administrative expense in the three and six-months ended June 30, 2004, respectively, to the sale of our website design and Internet access business during the fourth quarter of 2003. We anticipate that selling, general and administrative expense will increase with the aforementioned anticipation of increased revenues during the remainder of 2004.

Digital Angel Corporation’s selling, general and administrative expense remained constant at $3.6 million in the three-months ended June 30, 2004, and $3.6 million in the three-months ended June 30, 2003. Selling, general and administrative expense increased $0.4 million, or 6.0%, to $7.7 million in the six-months ended June 30, 2004, from $7.2 million in the six-months ended June 30, 2003. As a percentage of revenue, selling, general and administrative expense decreased during the three and six-months ended June 30, 2004, as compared to the three and six-months ended June 30, 2003. The increase in the six months ended June 30, 2004, relates primarily to the satellite-based tracking business, which we acquired in January 2004, partially offset by a decrease in expenses related to the scale-back of Digital AngelTM technology.

InfoTech USA, Inc.’s selling, general and administrative expense increased $0.1 million, or 18.6%, to $0.8 million in the three-months ended June 30, 2004, from $0.7 million in the three-months ended June 30, 2003. Selling, general and administrative expense remained constant at $1.6 million in the six-months ended June 30, 2004, and in the six-months ended June 30, 2003. As a percentage of revenue, selling, general and administrative expense decreased in the three and six-months ended June 30, 2004, as compared to the three and six-months ended June 30, 2003. The increase in expense during the three-months ended June 30, 2004, was primarily due to an increase in our workforce. The increase in workforce was primarily in the sales and marketing area of the business to generate the higher sales volume and to support the increase in sales volume. During the current fiscal year, as market conditions improve, our management and administrative staff is expected to be sufficient; however, we may need to add additional personnel in the sales and technical areas of the business as sales volume dictates.

“Corporate / Eliminations” selling, general and administrative expense decreased $4.3 million, or 74.0%, to $1.5 million in the three-months ended June 30, 2004, from $5.8 million in the three-months ended June 30, 2003. We attribute the decrease primarily to approximately $4.3 million of bonuses that were accrued during the six-months ended June 30, 2003. The bonuses were awarded to directors, officers and other employees in recognition of their efforts in negotiating a Forbearance Agreement with IBM Credit and in achieving the successful repayment of all of our obligations to IBM Credit on June 30, 2003. Selling, general and administrative expense decreased $25.2 million, or 89.8%, to $2.9 million in the six-months ended June 30, 2004, from $28.1 million in the six-months ended June 30, 2003. We attribute the decrease to the $4.3 million in bonuses, and severance expense of approximately $21.8 million associated with the termination of certain former executive officers and directors during the first quarter of 2003. An additional $0.2 million of severance expense associated with these terminations is included in the Advanced Technology segment. Partially offsetting the decrease were bonuses of $0.7 million recorded in the six-months ended June 30, 2004.

Research and Development

Research and development expense from continuing operations was $1.1 million and $1.4 million for the three-months ended June 30, 2004, and 2003, respectively. Research and development expense from continuing operations was $2.1 million and $2.6 million for the six-months ended June 30, 2004 and 2003, respectively. Research and development expense decreased to 4.3% of revenue in the three-months ended June 30, 2004, from 7.0% of revenue in the three-months ended June 30, 2003, and decreased to 3.9% of revenue in the six-months ended June 30, 2004, from 5.9% of revenue in the six-months ended June 30, 2003.

Research and development expense from continuing operations during the three and six-months ended June 30, 2004 and 2003, by segment was as follows:

	Three-Months Ended June 30, (in thousands)		Six-Months Ended June 30, (in thousands)

	2004	2003	2004	2003

Advanced Technology	$80	$46	$149	$101
Digital Angel Corporation	849	1,172	1,519	2,083
InfoTech USA, Inc.	--	--	--	--
“Corporate / Eliminations”	211	206	397	441

Total	$1,140	$1,424	$2,065	$2,625

Research and development expense relates primarily to the development of our products, Digital AngelTM and VeriChipTM, Thermo LifeTM and PLD.

Depreciation and Amortization

Depreciation and amortization expense from continuing operations was $0.9 million and $0.5 million for the three-months ended June 30, 2004, and 2003, respectively. Depreciation and amortization expense from continuing operations was $1.3 million and $0.9 million for the six-months ended June 30, 2004, and 2003, respectively. Depreciation and amortization expense increased to 3.3% of revenue in the three-months ended June 30, 2004, from 2.2% of revenue in the three-months ended June 30, 2003, and decreased to 2.5% of revenue in the six-months ended June 30, 2004, from 2.1% of revenue in the six-months ended June 30, 2003.

Depreciation and amortization expense from continuing operations during the three and six-months ended June 30, 2004 and 2003, by segment was as follows:

	Three-Months Ended June 30, (in thousands)		Six-Months Ended June 30, (in thousands)

	2004	2003	2004	2003

Advanced Technology	$56	$64	$113	$133
Digital Angel Corporation	734	278	1,050	556
InfoTech USA, Inc.	46	55	92	111
“Corporate / Eliminations”	28	56	61	124

Total	$864	$453	$1,316	$924

Digital Angel Corporation’s depreciation and amortization expense increased $0.4 million, or 164.0%, to $0.7 million in the three-months ended June 30, 2004, from $0.3 million in the three-months ended June 30, 2003, and increased $0.5 million, or 88.8%, to $1.1 million in the six-months ended June 30, 2004, from $0.6 million in the six-months ended June 30, 2003. We attribute the increase primarily to depreciation and amortization expense related to the satellite messaging and tracking systems business, which we acquired on January 22, 2004. “Corporate/Eliminations” depreciation expense decreased approximately 50% in both the three and six-months ended June 30, 2004, as compared to the three and six-months ended June 30, 2003, primarily due to fully depreciating certain assets during the 2004 periods. Depreciation and amortization expense remained relatively constant for all other segments during the three and six-months ended June 30, 2004, as compared to the three and six-months ended June 30, 2003.

Interest and Other Income and Interest Expense (Reduction)

Interest and other income was $0.1 and $0.2 million, for the three-months ended June 30, 2004 and 2003, respectively, and $0.6 million and $0.4 million for the six-months ended June 30, 2004 and 2003, respectively. Interest income is earned primarily from short-term investments and notes receivable.

Interest expense (reduction) was $(0.1) million and $4.5 million for the three-months ended June 30, 2004 and 2003, respectively, and $(0.4) million and $9.1 million for the six-months ended June 30, 2004 and 2003, respectively. Included in interest expense for the three and six-months ended June 30, 2004, was a credit of approximately $0.3 million and $0.9 million, respectively, related to the value of certain of our warrants, which are settleable in shares of the Digital Angel Corporation common stock that we own. Increases and decreases in the fair market value of Digital Angel Corporation’s common stock result in increases and reductions of our interest expense until the warrants are exercised, forfeited or expired. The interest expense incurred during the three and six-months ended June 30, 2003, related primarily to our obligations to IBM credit, which were repaid-in-full on June 30, 2003.

Income Taxes

We had an effective income tax rate of 1% and 1.7% for the three-months ended June 30, 2004 and 2003, respectively, and 3.4% and 2.5% for the six-months ended June 30, 2004 and 2003, respectively. Differences in the effective income tax rate from the statutory federal income tax rate arise primarily from the recognition of net operating loss carry-forwards and state taxes net of federal benefits. In addition, during the three and six-months ended June 30, 2003, we recorded approximately $0.9 million of alternative minimum tax.

Net (Gain) Loss on Capital Transactions of Subsidiary and (Gain) Loss Attributable to Changes in Minority Interest as a Result of Capital Transactions of Subsidiary

During the three-months ended June 30, 2004 and 2003, we recorded a (gain) loss of $(0.2) million and $50,000, respectively, on the issuances of 0.2 million and 0.1 million shares of Digital Angel Corporation’s common stock, respectively. During the six-months ended June 30, 2004 and 2003, we recorded a loss of $1.8 million and $0.2 million, respectively, on the issuances of 4.0 million and 0.4 million shares of Digital Angel Corporation’s common stock, respectively. Included in the issuances for the six-months ended June 30, 2004, were 3.0 million shares of common stock issued by Digital Angel Corporation to us in connection with the Share Exchange Agreement, which is more fully discussed in Note 7 to our Condensed Consolidated Financial Statements. The (gain) loss represents the difference between the carrying amount of the pro-rata share of our investment in Digital Angel Corporation and the net proceeds from the issuances of the stock, as well as the portion of the minority owners’ interest in the capital contributed to Digital Angel Corporation by us in connection with the Share Exchange Agreement. The Share Exchange Agreement is described in Note 7 to our Condensed Consolidated Financial Statements. In addition, we recorded a loss of $0.3 million and $0.7 million during the three-months ended June 30, 2004 and 2003, respectively, and a (gain) loss of $(1.9) million and $0.9 million during the six-months ended June 30, 2004 and 2003, respectively, attributable to changes in the minority interest ownership as a result of the capital transactions of Digital Angel Corporation, The details of the capital transactions of subsidiary and the business operations of Digital Angel Corporation are described in Notes 6 and 7 to our Condensed Consolidated Financial Statements.

RESULTS OF DISCONTINUED OPERATIONS

During the three-months ended June 30, 2004, Digital Angel Corporation’s Board of Directors approved a plan to sell our Medical Systems division, which we acquired on March 27, 2002. The Medical Systems division represented the business operations of MAS. On March 27, 2002, our 93% owned subsidiary pre-merger Digital Angel, merged with MAS and MAS changed its named to Digital Angel Corporation. The Medical Systems division was one of our reporting units in accordance with FAS 142. Accordingly, the financial condition, results of operations and cash flows of our Medical Systems division have been reported as Discontinued Operations for all periods presented. The following discloses the operating losses from Discontinued Operations for the three and six-months ended June 30, 2004 and 2003, consisting of losses attributable to the Medical Systems division:

	Three-Months Ended June 30,	Three-Months Ended June 30,	Six-Months Ended June 30,	Six-Months Ended June 30,

	2004	2003	2004	2003

Product revenue	$40	$222	$204	$587
Service revenue	32	237	223	616

Total revenue	72	459	427	1,203
Cost of products sold	20	95	87	258
Cost of services sold	82	252	317	594
Total cost of products and services sold	102	347	404	852

Gross profit	(30)	112	23	351
Selling, general and administrative expense	628	195	939	397
Depreciation and amortization	20	130	107	259
Other income and expense	72	35	105	68

Loss from Discontinued Operations	$(750)	$(248)	$(1,128)	$(373)

The above results do not include any allocated or common overhead expenses. We have not provided a benefit for income taxes on the losses attributable to the Medical Systems division. We do not anticipate that the Medical Systems division will incur additional losses in the future. However, in accordance with FAS 144, any additional operating losses or changes in the values of assets and liabilities will be reflected in our financial condition and results of operations as incurred.

On March 1, 2001, our Board of Directors approved a plan to offer for sale of our Intellesale segment and all of our other non-core businesses, and accordingly, these entities are presented in Discontinued Operations for all periods presented. We accounted for the Intellesale segment and our other non-core businesses as Discontinued Operations in accordance with Accounting Principles Board 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). APB 30, of which portions related to the accounting for discontinued operations have been superceded by the provisions of FAS 144, required that we accrue estimates for future operating loses, gains/losses on sale, costs to dispose and carry costs of these businesses at the time the businesses were discontinued. Accordingly, at December 31, 2000, we recorded a provision for operating losses and carrying costs during the phase-out period for our Intellesale and other non-core businesses including estimated disposal costs to be incurred in selling the businesses. Carrying costs consisted primarily of cancellation of facility and equipment leases, legal settlements, employment contract buyouts and sales tax liabilities. The following table sets forth the roll forward of the liabilities for operating losses and carrying costs for the periods December 31, 2002 to June 30, 2003, and December 31, 2003 through June 30, 2004. The additions/reductions represent a change in the estimated carrying costs during the phase out period, as certain of these costs were settled for more/less than anticipated, as well as to operating costs associated with the one remaining business within this group, which was sold in July 2003.

Type of Cost (in thousands)	Balance December 31, 2002	Additions	Deductions	Balance June 30, 2003

Change in estimated operating losses	$--	$126	$126	$--
Carrying costs	4,908	309	--	5,217

Total	$4,908	$435	$126	$5,217

Type of Cost (in thousands)	Balance December 31, 2003	Additions (Reductions)	Deductions	Balance June 30, 2004

Carrying costs	$4,913	$(2,115)	$1,852	$946

LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

As of June 30, 2004, cash and cash equivalents totaled $10.5 million, an increase of $0.3 million, or 3.0%, from $10.2 million at December 31, 2003.

Operating activities used cash of $9.4 million and $0.7 million during the six-months ended June 30, 2004 and 2003, respectively. During the six-months ended June 30, 2004, cash was used primarily for purchases of inventory, payments of accounts payable and accrued expenses and to fund discontinued operations. During the six-months ended June 30, 2003, cash was used primarily to purchase inventory.

Accounts and unbilled receivables, net of allowance for doubtful accounts decreased by $0.4 million, or 3.0%, to $13.7 million at June 30, 2004, from $14.1 million at December 31, 2003. We attribute the decrease primarily to increased collections during the six-months ended June 30, 2004.

Inventory levels increased by $1.6 million, or 17.0%, to $11.0 million at June 30, 2004, from $9.4 million at December 31, 2003. We attribute the increase primarily to an increase in work-in-process related to government contract projects.

Accounts payable decreased by $1.5 million, or 11.0%, to $12.1 million at June 30, 2004, from $13.6 million at December 31, 2003.

Accrued expenses decreased by $2.2 million, or 9.8%, to $20.3 million at June 30, 2004, from $22.5 million at December 31, 2003, due primarily to the payment of accrued bonuses during January 2004.

Investing activities provided cash of $0.7 million and $0.4 million during the six-months ended June 30, 2004 and 2003, respectively. During the six-months ended June 30, 2004, cash of $0.7 million was provided primarily from the collection of notes receivable, cash of $0.8 million was used to purchase property and equipment and cash of $0.5 million was used to purchase shares of Digital Angel Corporation's common stock. During the six-months ended June 30, 2003, cash was provided primarily by collections on notes receivable of $1.0 million and used primarily to purchase property and equipment of $0.6 million.

Financing activities provided cash of $9.0 million and $1.0 million during the six-months ended June 30, 2004 and 2003, respectively. During the six-months ended June 30, 2004, cash of $5.7 million was provided from the issuances of common shares, and $3.7 million of cash was provided by the issuance of common stock and sale of our shares under the Share Exchange Agreement. During the six-months ended June 30, 2003, cash of $18.9 million was provided primarily from the issuances of common stock, $10.0 million was provided from the issuance of debentures and cash of $27.4 million was used primarily to repay notes payable.

Liquidity and Debt Covenants

As of June 30, 2004, our consolidated cash and cash equivalents totaled $10.5 million. We have established a management plan to guide us in achieving profitability and positive cash flows during the remainder of 2004 and beyond. The major components of the plan are discussed below. No assurance can be given that we will be successful in implementing the plan. Our profitability and liquidity depend on many factors including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies.

On July 31, 2003, Digital Angel Corporation entered into a Securities Purchase Agreement to sell to Laurus Master Fund, Ltd, referred to as Laurus, the Secured Convertible Note, referred to as the Convertible Note, in the original principal amount of $2.0 million and a five-year warrant to purchase up to approximately $0.1 million new shares of Digital Angel Corporation’s common stock. The Convertible Note is convertible, at Laurus’s option, into shares of Digital Angel Corporation’s common stock at a per share price of $2.33. The Convertible Note accrues interest at an annual rate equal to the higher of the prime rate plus 1.75% or 6% per annum, and matures on July 31, 2005. On June 30, 2004, $0.8 million was outstanding under the Convertible Note. In connection with the Convertible Note, Digital Angel Corporation entered into a Security Agreement with Laurus granting to Laurus a lien and security interest in its assets. Additionally, the Purchase Agreement includes default provisions should an event of default (as defined in the agreement) occur. On August 28, 2003, Digital Angel Corporation entered into a Security Agreement with Laurus under which we may borrow from Laurus the lesser of $5.0 million or an amount that is determined based on percentages of certain eligible accounts receivable and inventory as prescribed by the terms of the Security Agreement. Borrowings under the Security Agreement accrue interest at an annual rate equal to the prime rate plus 2.5%. We had availability under the Security Agreement of $2.1 million at June 30, 2004.

On June 30, 2004, InfoTech USA, Inc. entered into the Credit Facility with Wells Fargo providing for up to $4.0 million in borrowings. Amounts borrowed under the Credit Facility bear interest at Wells Fargo’s prime rate plus 3%. The Credit Facility matures on June 29, 2007, and automatically renews for successive one-year periods thereafter unless terminated by either party. In connection with the execution of the Credit Facility, InfoTech USA, Inc. and IBM Credit entered into a new Wholesale Agreement. Under the terms of the Credit Facility, Wells Fargo may, at its election, make advances as requested from time to time in amounts up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the Credit Facility, and (ii) the $0.6 million letter of credit agreement outstanding under the Credit Facility which secures the obligations to IBM Credit under the Wholesale Agreement. The borrowing base is equal to the lesser of $4.0 million or the amount equal to 85% of (i) eligible accounts receivable, plus (ii) the amount of available funds on deposit at Wells Fargo, and minus (iii) certain specified reserves. As of June 30, 2004, the borrowing base was approximately $2.8 million and approximately $1.0 million was available under the Credit Facility. The Credit Facility requires InfoTech USA, Inc. to maintain certain financial covenants, limits its capital expenditures, and contains other standard covenants including prohibitions on its incurrence of additional debt, sales of its assets and other corporate transactions of InfoTech USA, Inc. without Wells Fargo’s consent.

Under the terms of the Wholesale Agreement, IBM Credit may, at its election, advance InfoTech USA, Inc. up to $0.6 million to be used for the purchase of certain computer hardware and software products approved in advance by IBM Credit. Amounts outstanding under the Wholesale Agreement are required to be secured by a $0.6 million irrevocable letter of credit and bear finance charges in an amount to be agreed upon with IBM Credit from time to time. The Wholesale Agreement will remain in effect until terminated by either party upon at least 90 days written notice. As of June 30, 2004, $0.4 million was outstanding under the Wholesale Agreement, and $0.2 million was available for future advances.

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

  Third, we will attempt to obtain the necessary approvals to expand the market for our VeriChipTM product in order to improve the product’s salability;

  Fourth, we will attempt to realize positive cash flow with respect to our investment in Digital Angel Corporation in order to provide us with an appropriate return on our investment; and

  Finally, we will attempt to complete the development of the Digital AngelTM and PLD products.

We have established a management plan to assist us in achieving profitability and positive cash flows over the twelve-months ending June 30, 2005. The major components of our plan are as follows:

  To attempt to establish a sustainable positive cash flow business model;

  To attempt to produce additional cash flow and revenue from our advanced technology products –VeriChipTM, Bio-ThermoTM, Digital AngelTM, Thermo LifeTM and PLD;

  To generate additional liquidity through divestiture of business units and assets that are not critical to us;

  To position Digital Angel Corporation for growth under the leadership of its new management team and through strategic acquisitions such as the recent OuterLink acquisition;

  To generate additional liquidity through transactions such as the Share Exchange Agreement described in Note 7 to our Condensed Consolidated Financial Statements: and

  To attempt to pair VeriChip Corporation with a complementary company that will bring experienced management, revenue and a synergistic customer base.
Our management believes that the above plan can be effectively implemented. As of June 30, 2004, we had a working capital deficiency. However, a significant portion of the past due liabilities associated with the Discontinued Operations and All Other business units have not been guaranteed by us and/or we do not intend to repay such liabilities in cash during the next twelve months. Therefore, notwithstanding our working capital deficiency, we believe that with our current cash position, our expectations about the achievement of our management plan, and the reliance on our various other sources of liquidity as discussed below, we should have sufficient working capital to satisfy our needs over the next twelve months.

We believe that with the cash we have on hand and the revenue and related cash flows we expect to generate during the next twelve months from our Advanced Technology segment, we will have sufficient funds available to cover the operating expenses of this segment as well as our corporate overhead (exclusive of the corporate overhead of Digital Angel Corporation and InfoTech USA, Inc.). We believe that our Digital Angel Corporation segment will have sufficient funds to cover its operating expenses over the next twelve months as a result of cash flow from operations, the availability under the credit facility with Laurus and the proceeds from the sale of our common stock issued under the Share Exchange Agreement. We believe that our InfoTech USA, Inc. segment will have sufficient funds to cover its operating expenses over the next twelve months as a result of cash flow from operations and availability under the Credit Facility with Wells Fargo and the Wholesale Agreement with IBM Credit.

The primary source of revenue for the Advanced Technology segment is sale of voice, data and video telecommunications networks to various branches of the U.S. government. The future revenue outlook for such sales is expected to be positive. During the last half of 2004 and beyond, our focus will be to generate significant revenue and cash flow from our advanced technology products. We hope to realize positive cash flow in the next twelve months and beyond as these products gain customer acceptance and awareness throughout the world.

The specific components and the approximate amount of funds we anticipate we will need to continue operating for the next twelve months are as follows:

  To fund operations (excluding research and development) – none, as we expect to achieve cash flow from operations exclusive of research and development expense;

  To fund research and development – approximately $4.0 million;

  To fund capital expenditures – approximately $1.5 million; and

  To fund current maturities of principal debt payments – approximately $5.7 million.
The nature of our business is such that it does not require a material cash outlay for capital expenditures, and we have no plans to make significant investments in capital expenditures for the next twelve months.

Sources of Liquidity

Our sources of liquidity include proceeds from the sale of common stock and preferred shares, availability under our credit agreements with Laurus and Wells Fargo, proceeds from the sale of businesses, proceeds from the sale of the Digital Angel Corporation common stock owned by us, proceeds from the sale of our common stock issued to Digital Angel Corporation under the Share Exchange Agreement, proceeds from the exercise of stock options and warrants, proceeds from our Wholesale Agreement with IBM Credit, and the raising of capital through the private placement or public offering of our debt or equity securities. However, some of these options may not be available, or if available, they may not be on favorable terms. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (“FIN 46”), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004, for all variable interest entities, other than SPEs. The adoption of FIN 46 did not have any impact on our financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS No. 150”). FAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability, or an asset, in some circumstances. FAS No. 150 is effective beginning with the second quarter of fiscal 2004. We do not currently have financial instruments with characteristics of both liabilities and equity, and therefore, the adoption of FAS No. 150 did not presently have an impact on our financial condition, results of operations or cash flows.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, and includes statements relating to:
  our growth strategies including, without limitation, our ability to deploy our products and services including VeriChipTM, Bio-ThermoTM, Digital AngelTM, Thermo LifeTM and PLD;

  anticipated trends in our business and demographics;

  the ability to hire and retain skilled personnel;

  relationships with and dependence on technological partners;

  uncertainties relating to customer plans and commitments;

  our ability to successfully integrate the business operations of acquired companies;

  our future profitability and liquidity;

  governmental export and import policies, global trade policies, worldwide political stability and economic growth;

  regulatory, competitive or other economic influences; and

  all statements referring to the future or future events.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “could,” “would,” “anticipates,” “expects,” “attempt,” “intends,” “plans,” “hopes,” “believes,” “seeks,” “estimates” and similar expressions intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from estimates or forecasts contained in the forward-looking statements. Some of these risks and uncertainties are beyond our control. Also, these forward-looking statements represent our estimates and assumptions only as of the date the statement was made.

The information in this Form 10-Q is as of June 30, 2004, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As with our United Kingdom subsidiary, we have operations and sales in various regions of the world. Additionally, we export and import to and from other countries. Our operations may therefore be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses are denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors.

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. As of June 30, 2004, our debt consisted of borrowings under our loan agreements with Laurus and Wells Fargo, mortgage notes with fixed interest rates and capitalized leases with fixed implicit interest rates. Our borrowings under our loan agreements with Laurus bear interest at prime plus 1.75% to prime plus 2.5%, and our borrowings under our Credit Facility with Wells Fargo bear interest at prime plus 3%. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are short-term.

Due to the nature of our short-term investments, and the de minimus amounts of our foreign currency gains and losses, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosure is required.

The table below presents the principal amount and weighted-average interest rate for our debt portfolio:

Carrying Value at June 30, 2004
Dollars in Thousands
Total notes payable and long-term debt	$7,631(1)
Notes payable bearing interest at fixed interest rates	$2,453(1)
Weighted-average interest rate on notes payable and long-term debt during the six-months ended June 30, 2004	8.9%

(1) Excludes a $0.9 million mortgage note payable related to our Medical System division, which is reflected in net liabilities of Discontinued Operations. The mortgage note bears interest at a fixed interest rate.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a – 15(e) and 15d – 15(e)) as of the end of the quarterly period ended June 30, 2004. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of reasonable assurance.

(b) Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with an evaluation thereof that occurred during the Company’s second fiscal quarter that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and certain of our subsidiaries, are parties to various legal actions as either plaintiff or defendant and accordingly, have recorded certain reserves in our financial statements as of June 30, 2004. In our opinion, these proceedings are not likely to have a material adverse affect on our financial position, our cash flows or our overall trends in results. The estimate of the potential impact on our financial position, our overall results of operations or our cash flows for these proceedings could change in the future. See Note 12 to our Condensed Consolidated Financial Statements for a description of certain of these proceedings.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

The following table lists all unregistered securities sold by us between April 1, 2004 and June 30, 2004. These securities were issued for cash and for stock options. These securities were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or Rule 506 of Regulation D promulgated thereunder.

Name/Entity/Nature	Date of Sale	Aggregate Amount of Consideration	Number of Persons	Note	Issued For	Number of Common Shares

Scott R. Silverman	April-June 2004	N/A	1	1	Stock Options	765,451
Various Employees	April-June 2004	N/A	2	2	Stock Options	101,000
Satellite Strategic Finance Associates, LLC	April 2004	$5,498,000	1	3	Private Offering	2,000,000

						2,866,451

1)     Represents stock options granted under our 1996 Non-Qualified Stock Option Plan, our 1999 Flexible Stock Plan and our 2003 Flexible Stock Plan.

2)     Represents stock options granted outside of a plan as an inducement to employment.

3)     Represents shares issued in connection with an offer and sale of our common stock in a private placement to an institutional investor under the terms of a Securities Purchase Agreement, which transaction was exempt from registration pursuant to Section 4(2) of the Securities Act. The transaction documents included an acknowledgment that the sale was not registered, that the purchaser was acquiring the shares for investment and not for resale, and that the purchaser acknowledged that the shares must be held until registered or transferred in another transaction exempt from registration. In addition, certificates representing the shares were legended to indicate that they were restricted.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of our shareholders was held on July 24, 2004 to:

(1) Elect two directors to hold office until the 2007 Annual Meeting of Shareholders and until their successors have been duly elected and qualified, and ratify the appointment of one director to hold office until the 2006 Annual Meeting of the Shareholders and until his successor has been duly elected and qualified. Other directors whose term of office continued after the meeting include Daniel E. Penni, Dennis G. Rawan and Constance K. Weaver. The results of the vote to elect two directors and to ratify the appointment of one director were as follows:

Name of Director	For	Withheld

Scott R. Silverman, nominee	46,447,222	997,583
Michael S. Zarriello, nominee	46,697,798	747,007
J. Michael Norris, appointee	46,728,605	716,200

(2) To ratify the appointment of Eisner LLP as independent auditors of the Company for the year ending December 31, 2004. The proposal received 46,916,603 votes for, 441,526 votes against, and 92,675 abstentions;

(3) To approve an amendment of the Company’s 2003 Flexible Stock Plan to increase the number or authorized shares of common stock issuable under the plan from 1,400,000 to 2,600,000 shares. The proposal received 5,736,823 votes for, 3,589,074 votes against and 242,751 abstentions; and

(4) To ratify options granted to a new director of the Company. The proposal received 6,521,275 votes for, 2,749,373 votes against and 298,001 abstentions.

All of the proposals were approved.

ITEM 5. OTHER INFORMATION

Website Access to Information and Disclosure of Web Access to Company Reports

Our website address is: http://www.adsx.com. We make available free of charge through our website our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, Forms 3, 4 and 5, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

(b)  Reports on Form 8-K

  Current Report on Form 8-K filed with the Commission on April 5, 2004, under Item 5. “Other Events” reporting our 1-for-10 reverse stock split;

  Current Report on Form 8-K filed with the Commission on April 15, 2004, under Item 5. “Other Events” reporting the terms of a Securities Purchase Agreement between Satellite Strategic Finance Associates, LLC and us; and

  Current Report on Form 8-K filed with the Commission on May 7, 2004, under Item 9. “Regulation FD” containing our earnings release dated May 5, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Applied Digital Solutions, Inc. (Registrant)

Dated: August 3, 2004	By:	/s/ EVAN C. MCKEOWN
Evan C. McKeown Senior Vice President, Chief Financial Officer

Exhibit
Number                   Description

3.1

Amended and Restated Bylaws of the Company dated March 31, 1998 (incorporated by reference to Exhibit 3.4 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 filed with the Commission on August 14, 2002)

3.2

Amendment to Bylaws of the Company dated April 4, 2002 (incorporated by reference to Exhibit 3.4 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 filed with the Commission on August 14, 2002)

3.3

Second Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 4.1 to the registrant's Post-Effective Amendment No. 1 on Form S-1 to Registration Statement (Form S-3 File No. 333-64605) filed with the Commission on June 24, 1999)

3.4

Amendment of Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Missouri on September 5, 2000 (incorporated herein by reference to Exhibit 4.3 to the Registrant's Post-Effective Amendment No. 3 on Form S-3 to Registration Statement on Form S-4 (File No. 333-38420-02) filed with the Commission on September 29, 2000)

3.5

Amendment of Second Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on July 18, 2001 (incorporated herein by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 17, 2001)

3.6

Second Restated Articles of Incorporation, of the Registrant (incorporated herein by reference to Exhibit 4.1 to the registrant's Post-Effective Amendment No. 1 on Form S-1 to Registration Statement (Form S-3 File No. 333-64605) filed with the Commission on June 24, 1999)

3.7

Amendment of Articles of Incorporation of the Registrant filed with the Secretary of State of the State of Missouri on September 5, 2000 (incorporated herein by reference to Exhibit 4.3 to the registrant's Post-Effective Amendment No. 3 on Form S-3 to Registration Statement on Form S-4 (File No. 333-38420-02) filed with the Commission on September 29, 2000)

3.8

Amendment of Second Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on July 18, 2001 (incorporated herein by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on August 17, 2001)

3.9

Third Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on December 20, 2002 (incorporated by reference to Exhibit 4.4 to the registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on February 6, 2003)

3.10

Certificate of Designation of Preferences of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed with the Commission on October 26, 2000)

3.11

Amended and Restated Bylaws of the Registrant dated March 31, 1998 (incorporated by reference to Exhibit 3.4 to the registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 filed with the Commission on August 14, 2002)

3.12

Amended and Restated Bylaws of the Registrant dated March 31, 1998 (incorporated by reference to Exhibit 4.7 to the registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on April 11, 2003)

3.13

Fourth Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on August 26, 2003 (incorporated by reference to Exhibit 4.5 to the registrant's Registration Statement on Form S-1 (File No. 333-108338) filed with the Commission on August 28, 2003)

57

3.14

Amendment of Fourth Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on March 19, 2004 (incorporated by reference to Exhibit 3.14 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on May 5, 2004)

10.1	Letter Agreement among Applied Digital Solutions, Inc., Digital Angel Corporation and Laurus Master Fund, Ltd.*

10.2	U.S. Postal Service: Contract/Order Modification between Government Telecommunications, Inc. and the U.S. Postal Service dated May 27, 2004*

10.3	Statement of Work for State of Tennessee Department of Human Services between Perimeter Technology and the State of Tennessee – Department of Human Services dated June 16, 2004*

10.4	Order For Supplies and Services between Government Telecommunications, Inc. and the General Services Administration dated June 18, 2004*

31.1	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

31.2	Certification by Evan C. McKeown, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith