Form 10-K/A
period 2003-12-31
APPLIED DIGITAL SOLUTIONS INC
filed 2004-09-24
CIK 924642

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 15, 2004 AND AS
 -----------------------------------------------------------------------------

          AMENDED ON MARCH 16,2004, MAY 21, 2004 AND SEPTEMBER 24, 2004
          -------------------------------------------------------------

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

                      1690 SOUTH CONGRESS AVENUE, SUITE 200
                           DELRAY BEACH, FLORIDA 33445
               (Address of principal executive offices) (Zip code)

                                 (561) 805-8000
                         (Registrant's telephone number,
                              including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

The Registrant hereby amends its Annual Report on Form 10-K, as amended, for the year ended December 31, 2003, filed by the Registrant on May 21, 2004, to retroactively reflect its Medical Systems operations as part of its Discontinued Operations.

                                Table of Contents

Item    Description                                                         Page

        Part I

1.      Business                                                              4

2.      Properties                                                           39

3.      Legal Proceedings                                                    40

4.      Submission of Matters to a Vote of Security Holders                  41

        Part II

5.      Market Price of the Registrant's Common Equity and Related
        Stockholder Matters                                                  42

6.      Selected Financial Data                                              44

7.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         47

7a.     Quantitative and Qualitative Disclosures About Market Risk           83

8.      Financial Statements and Supplementary Data                          84

9.      Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosures                              84

9a.     Controls and Procedures                                              87

        Part III

10.     Directors and Executive Officers of the Registrant                   88

11.     Executive Compensation                                               92

12.     Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    99

13.     Certain Relationships and Related Transactions                      105

14.     Principal Accountants Services and Fees                             107

        Part IV

15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K    109

        Signatures                                                          110

        Certifications

PART I

ITEM 1. BUSINESS

      See "Risk Factors" beginning on page 28.

      GENERAL

      We are a Missouri corporation and were incorporated on May 11, 1993. Our business has evolved during the past few years. We grew significantly through acquisitions and since 1996 have completed 51 acquisitions. During the last half of 2001 and during 2002, we sold or closed many of the businesses we had acquired that we believed did not enhance our strategy of becoming an advanced technology development company. These companies were primarily telephone system providers, software developers, software consultants, networking integrators, computer hardware suppliers or were engaged in other businesses or had customer bases that we believed did not promote or complement our current business strategy. As of December 31, 2003, our business operations consisted of the operations of five wholly-owned subsidiaries, which we collectively refer to as the Advanced Technology segment, and two majority-owned subsidiaries, Digital Angel Corporation (AMEX:DOC), and InfoTech USA, Inc. (OTC:IFTH) (formerly
SysComm International Corporation). As of December 31, 2003, we owned approximately 66.9% of Digital Angel Corporation and 52.5% of InfoTech USA, Inc

      Historically we have suffered losses and have not generated positive cash flows from operations. Excluding the effects of a gain on the extinguishment of debt of $70.1 million, we incurred a consolidated loss from continuing operations of $64.1 million for the year ended December 31, 2003. We incurred consolidated losses from continuing operations of $89.5 million and $188.6 million, respectively, for the years ended December 31, 2002 and 2001, and as of December 31, 2003, we had an accumulated deficit of $413.9 million. Our consolidated operating activities used cash of $11.4 million, $3.9 million and $18.0 million during 2003, 2002 and 2001, respectively. Digital Angel Corporation has suffered losses and has not generated positive cash flows from operations. Digital Angel Corporation incurred losses during 2003, 2002 and 2001, which are presented below. In addition, its operating activities used cash of $4.7 million, $2.7 million and $3.2 million during 2003, 2002 and 2001, respectively.

      The reduced settlement payment of our debt obligations to IBM Credit LLC ("IBM Credit"), the conversion to equity of our obligations under our 8.5% Convertible Exchangeable Debentures (the "Debentures"), and the sale of 3.0 million shares of our common stock under our 3.0 million share offering have been major factors mitigating concerns that existed about our ability to continue as a going concern. Our profitability and liquidity depend on many factors including the success of our marketing programs, the maintenance and reduction of expenses, and our ability to successfully develop and bring to market our new products and technologies. We have established a management plan intending to guide us in achieving profitability and positive cash flows over the twelve months ending December 31, 2003, however, no assurance can be given that such plan will be realized. The major components of our plan are discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources from Continuing Operations."

      BUSINESS SEGMENTS

      As a result of (a) the merger of our 97% owned subsidiary, Digital Angel Corporation, which we referred to herein as pre-merger Digital Angel, and Medical Advisory Systems, Inc., referred to herein as MAS, on March 27, 2002,
(b) the significant restructuring of our business during 2002 and 2001, and (c) our emergence as an advanced technology development company, we have re-evaluated and realigned our reporting segments. Since January 1, 2002, we operate in three business segments: Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc., formerly SysComm International Corporation. Business units that were part of our continuing operations and that were closed or sold during 2002 and 2001 are reported as All Other. The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of our subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporate/Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions.

      The percentage of our revenues derived from each of our segments during 2003, 2002 and 2001 was as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------

                                                   2003        2002        2001
                                                  -----       -----       -----
REVENUE BY SEGMENT:

Advanced Technology                                48.0%       42.6%       28.5%
Digital Angel Corporation                          36.5        32.9        22.9
InfoTech USA, Inc.                                 15.5        23.1        21.9
All Other                                            --         1.4        26.4
"Corporate/Eliminations"                             --          --         0.3
                                                  -----       -----       -----
Total                                             100.0%      100.0%      100.0%
                                                  =====       =====       =====


      Our sources of revenue consist of sales of products and services from our three operating segments. Our significant sources of revenue for the year ended December 31, 2003 were as follows:

SOURCES OF REVENUE:                                                                           PERCENTAGE OF
                                                                                              TOTAL REVENUE
                                                                                              -------------
Sales of voice, data and video telecommunications networks to government agencies from
  our Advanced Technology segment                                                                       39.9%

Visual  identification  tags  and  implantable  microchips  for the  companion  animal, livestock,  laboratory  animal,  fish and  wildlife  markets  from our Digital  Angel
  Corporation segment                                                                                   25.8%

Sales of IT hardware and services from our InfoTech USA, Inc. segment                                   15.5%

GPS  enabled  search and rescue  equipment,  intelligent  communications  products  and services for telemetry,  mobile data and radio  communications from our Digital Angel
  Corporation segment                                                                                   11.1%

Other products and services                                                                              7.7%
                                                                                            ------------------
Total                                                                                                  100.0%
                                                                                            ==================

      Income (loss) from continuing operations before taxes, minority interest, losses attributable to capital transactions of subsidiary and equity in loss of affiliate from each of our segments during 2003, 2002 and 2001 was as follows (we evaluate performance based on stand-alone segment operating income as presented below):

                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------

                                                       2003          2002        2001
                                                       ----          ----        ----
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  TAXES, MINORITY INTEREST, LOSSES ATTRIBUTABLE TO
  CAPITAL TRANSACTIONS OF SUBSIDIARY AND EQUITY IN
  LOSS OF AFFILIATE BY SEGMENT:                                    (in thousands)
                                                               --------------

Advanced Technology                                    $(108)       $(786)   $(41,493)
Digital Angel Corporation (1) (2)                     (6,271)     (45,139)    (16,262)
InfoTech USA, Inc. (3)                                (3,052)        (422)     (1,322)
All Other                                                298         (320)    (71,636)
"Corporate/Eliminations" (2) (4)                      19,441      (49,310)    (37,428)
                                                  ------------ ------------ -----------
Total                                                $10,308     $(95,977)  $(168,141)
                                                  ============ ============ ===========

(1) For Digital Angel Corporation, the loss for 2002 includes a goodwill impairment charge of $31.5 million and an impairment charge related to certain software of $6.4 million

(2) For Digital Angel Corporation, the amount for 2002 excludes $1.8 million of interest expense associated with our previous obligation to IBM Credit and $18.7 million of non-cash compensation expense associated with pre-merger Digital Angel options, which were converted into options to acquire MAS stock, both of which have been reflected as additional expense in the separate financial statements of Digital Angel Corporation included in its Form 10-K dated December 31, 2003. These charges are reflected in "Corporate/Eliminations" for 2002.

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

      Advanced Technology Products

      Our current objective is to become an advanced technology development company that focuses on a range of life enhancing, personal safeguard technologies, early warning alert systems, miniaturized power sources and security monitoring systems combined with the comprehensive data management services required to support them. We have five life enhancing technology products in various stages of development. They are Digital AngelTM, Thermo LifeTM, VeriChipTM, Bio-ThermoTM and Personal Locating Device ("PLD"). As of December 31, 2003, we have reported no revenues from the sales of our Thermo Life and PLD products and we have had minimal sales of our Digital Angel, Bio-Thermo And VeriChip products. These products are in various stages of development as follows:

      o Digital AngelTM is the integration and miniaturization into marketable products of three technologies: wireless communications (such as cellular), sensors (including bio-sensors) and position location technology (including global positioning systems ("GPS") and other systems). The development of the Digital Angel TM technology began in April 1998. The first Digital Angel TM technology product, a biosensor chip linked to GPS in a watch/pager device, was marketed from November 2001 to the fourth quarter of 2002. Since then the Digital Angel TM technology been in the development stage and we are uncertain when this technology will be incorporated into our products;

      o Thermo LifeTM is a thermoelectric generator. During the fourth quarter of 2003, we began sending samples of Thermo Life to potential customers. If and when, an order is received, the manufacturing will be original equipment manufacturing;

      o VeriChipTM is a human implantable radio frequency verification microchip. VeriChip is currently being sold and shipped worldwide;

      o Bio-ThermoTM is a temperature-sensing implantable microchip for use in pets, livestock and other animals. Bio-Thermo was developed by Digital Angel Corporation and is currently being sold and shipped by them worldwide; and

      o PLD is an implantable GPS location device. The first PLD prototype was completed in December 2002. Since the first quarter of 2003, our research group has worked on minimization of this product through alternative location technology such as wireless triangulation. This product currently remains in the development stage.

      Each of these technologies is more fully discussed below beginning on page 16.

      Advanced Technology Segment

      The business units comprising our Advanced Technology segment represent those business units that we believe will provide the necessary synergies, support and infrastructure to allow us to develop, promote and fully-integrate our technology products and services. This segment specializes in voice, data and video telecommunications networks, software, and in 2002 and 2001, other networking products and services. In addition, the VeriChipTM product has multiple applications in security, personal identification, safety, healthcare information (subject to FDA approval) and more. This segment's customer base includes governmental agencies, commercial operations, distributors and consumers.

      As of December 31, 2003, 2002 and 2001, revenues from this segment were $44.6 million, $41.9 million and $44.6 million, respectively, and accounted for 48.0%, 42.6% and 28.5%, respectively, of our total revenues. The principal products and services in this segment are as follows:

            o     Voice, data and video telecommunications networks;

            o     Call center and customer relationship management software;

            o     Networking products and services (in 2002 and 2001);

            o     Website design and Internet access;

            o     Miniaturized implantable verification chip (VeriChipTM);

            o     Miniaturized power generator (Thermo LifeTM); and

            o     PLD.


      Customers

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

      Patents

      A German research company, Dunnschictht-Thermogenerator-Systemen GmbH ("DTS"), developed our Thermo Life product. We acquired certain assets of DTS, including its intellectual property in June 2003. In May 2003, we filed a patent application in the United States in connection with our Thermo Life product. Our goal is to secure the proprietary rights to the Thermo Life technology. Digital Angel Corporation currently owns our VeriChip technology. U.S. Patent No. 5,211,129 is jointly owned by Digital Angel Corporation and Hughes Aircraft and was issued on May 18, 1993. U.S. Patent No. 6,400,338 was issued on June 4, 2002, to Destron Fearing Corporation and is now owned by Digital Angel Corporation. Provided all maintenance fees are paid, Patent No. 5,211,129 will expire on May 17, 2010, and Patent No. 6,400,338 will expire on January 11, 2020. VeriChip Corporation has acquired the rights to use this technology under an exclusive product and technology license from Digital Angel Corporation that will last through March 2013. Thermo Life and VeriChip are both trademarks, and we have applied to the United States Patent & Trademark Office ("USPTO") for their registration. In addition, certain of the software products that we sell are proprietary software, which we have developed in-house and for which we have copyright protection. We believe that our intellectual property assets including patents, trademarks, copyrights and trade secrets provide something of a competitive advantage to us. The intellectual property rights support our commercial products and recognize our innovation. In large part, the success of the Advanced Technology segment is dependent on our proprietary information and technology. There is no guarantee that the steps taken by us will be adequate to deter misappropriation of our proprietary rights or that third parties will not develop substantially similar products or technologies. However, we intend to seek patent protection when appropriate to maintain a competitive edge, and otherwise rely on (a) regulatory-related exclusivity to protect certain of our products and technologies; and (b) product superiority in order to maintain market share.

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

      Before March 27, 2002, the business of Digital Angel Corporation was operated in four segments: Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other. With the acquisition of MAS on March 27, 2002, Digital Angel Corporation re-organized into four new segments: Animal Applications (formerly Animal Tracking), Wireless and Monitoring (a combination of the former Digital Angel Technology and the Digital Angel Delivery System segments), GPS and Radio Communications (formerly Radio Communications and Other), and Medical Systems (formerly Physician Call Center and Other). With the acquisition on January 22, 2004 of OuterLink Corporation, referred to as OuterLink, Digital Angel Corporation further realigned its segments and effective January 1, 2004, it began operating in three segments:
Animal Applications, GPS and Radio Communications and Medical Systems. The new GPS and Radio Communications segment consists of the GPS and Radio Communications, Wireless and Monitoring and OuterLink divisions. The acquisition of OuterLink is more fully described on page 21. We refer to Digital Angel Corporation's operations in terms of its divisions: Animal Application, GPS and Radio Communications, Wireless and Monitoring, OuterLink and Medical Systems. The business assets associated with the Medical Systems operations, which represented the business activity of MAS, were sold during the second quarter of 2004, and accordingly, the financial condition, results of operations and cash flows of Medical Systems have been restated and are now presented as part of Discontinued Operations.

      As of December 31, 2003, 2002 and 2001, revenues from this segment were $33.9 million, $32.4 million and $35.9 million, respectively, and accounted for 36.5%, 32.9% and 22.9%, respectively, of our total revenues. The principal products and services in this segment by division are as follows:

      Our Animal Applications division develops, manufactures, and markets a broad line of electronic and visual identification devices for the companion animal, livestock, laboratory animal, fish and wildlife markets worldwide. The tracking of cattle and hogs are crucial both for asset management and for disease control and food safety. The principal technologies employed by the Animal Applications division are electronic ear tags and implantable microchips that use radio frequency transmission. The Animal Applications division has marketed visual identification products for livestock since the 1940s. Livestock producers are currently evaluating electronic identification products for livestock. Currently, sales of visual products represent virtually all of the sales to livestock producers. The Animal Applications division's pet identification system involves the insertion of a microchip with identifying information in the animal. Readers at animal shelters, veterinary clinics and other locations can determine the animal's owner and other information. This pet identification system is marketed in the United States by Schering-Plough Animal Health Corporation under the brand name "Home Again(TM)," in Europe by Merial Pharmaceutical, and in Japan by Dainippon Pharmaceutical. Digital Angel Corporation has distribution agreements with a variety of other companies outside the United States to market its products. It has an established infrastructure with readers placed in approximately seventy thousand global animal shelters and veterinary clinics. Over 2.0 million companion animals in the United States have been enrolled in the database, and more than five thousand pet recoveries occur in the United States each month. Digital Angel Corporation's Bio-Thermo TM product is included in this division.

      Our Wireless and Monitoring division develops and markets advanced technology to gather location and local sensory data and to communicate that data to an operations center. This technology, which is referred to as the "Digital Angel(TM) technology," is the integration and miniaturization into marketable products of three technologies: wireless communications (such as cellular), sensors (including bio-sensors) and position location technology (GPS and other systems). The Digital AngelTM technology continues to be in the development stage and we are uncertain when this technology will be incorporated into our products. The first Digital AngelTM technology product, a biosensor chip linked to GPS in a watch/pager device, was marketed from November 2001 to the fourth quarter of 2002. This technology has not generated any significant revenue through December 31, 2003.

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

      Customers

      Sales of the Animal Applications division's products were $23.9 million, $21.0 million and $22.2 million, respectively, and represented 70.6%, 64.7% and 60.3% of the total revenue from this segment during 2003, 2002 and 2001, respectively. Sales of the GPS and Radio Communications division's products were $10.4 million, $10.0 million and $11.1 million, respectively, and represented 30.5%, 30.9% and 30.2% of this segment's revenue during 2003, 2002 and 2001, respectively. During 2003, the top six customers, Schering-Plough, United States Army Corps of Engineers, Biomark, Inc., United States Department of Energy, Pacific States Marine and Merial accounted for 44.0% of Digital Angel Corporation's revenues, one of which accounted for 12.8% of the segment's revenues. During 2002, the top seven customers, Schering-Plough, US Army Corps of Engineers, Biomark, Inc., Pacific States Marine, Merial, Animal Care Limited and San Bernardino County accounted for 39.2% of Digital Angel Corporation's revenues; however, no single customer accounted for more than 10% of its revenues. During 2001, the top four customers, Schering Plough, Merial, Pacific States Marine and the US Army Corps of Engineers accounted for 30.4% of this segment's revenues, one of which accounted for 10.3% of the segment's revenues.

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

      As of December 31, 2003, we have reported minimal sales of our Digital AngelTM and Bio-ThermoTM products.

      Operating Strategy

      The principal components of our Digital Angel Corporation segment's operating strategy are to focus on (a) animal identification products in the growing livestock, fish and wildlife industries; (b) food source traceability and safety tracking systems; (c) growing our high-value asset management business; and (d) developing the Digital AngelTM technology. Our strategy for retaining existing customers is to continue to develop new products based on customers' needs. This segment will continue to provide product offerings to identified market needs including, but not limited to, Country of Origin Labeling (COOL) and food traceability safety. This segment plans to rely on its historical arrangements with customers and past performance, as well as continuous commitment to provide the services and products our customers require to retain existing customers and to generate additional customers.

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

      The principal competitor for the Digital AngelTM product is Wherify Wireless, Inc. Other competitors in this market include National Scientific, Child Locate, Pomals, Inc., ACR Electronics, Inc., Airbiquity and TCS. Our Digital Angel product is not currently available for sale. If and when the
Digital Angel product is available for sale, Digital Angel Corporation anticipates its product advantages will include: (a) the device's ability to report the condition of the person being monitored (subject to any and all required regulatory approvals); (b) its capability to work on all three global satellite messaging frequencies being used throughout the world today; and (c) its ability to use interactive voice response to monitor the wearer's condition and location.

      The principal competitors for the GPS and Radio Communications division are Boeing North American Inc., General Dynamics Decision Systems, Tadiran Spectralink Ltd., Becker Avionic Systems, and ACR Electronics, Inc. This division's competitive advantages are: (a) that it was one of the first companies to market GPS in search and rescue beacons; (b) its search and rescue beacons are currently being used in over forty countries; and (c) the barriers to entry in this market place are high due to the technical demands of its customers.

      Patents

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

      As of December 31, 2003, 2002 and 2001, revenues from this segment were $14.5 million, $22.7 million and $34.2 million and accounted for 15.5%, 23.1% and 21.9%, respectively, of our total revenues. The principal products and services in this segment were computer hardware and computer services. The majority of InfoTech USA, Inc.'s revenue during 2003, 2002 and 2001 was derived from sales of computer hardware, which provided approximately 80.3%, 88.3% and 89.2% of InfoTech USA, Inc.'s revenue in 2003, 2002 and 2001, respectively. InfoTech's USA, Inc.'s services consist of IT consulting, installation, project management, design and deployment, computer maintenance and other professional services. No single service accounted for more than 10% of InfoTech's total revenue during 2003, 2002 and 2001.

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

      InfoTech USA, Inc. competes in one of the world's largest IT markets, the New York City metropolitan area. Its total market share is less than 1% and it focuses primarily on small to medium sized businesses in a few vertical markets. We believe that its small size and its focus on few vertical markets gives InfoTech, USA, Inc. a competitive advantage in three ways: 1) because it is a relatively small company, it is more easily able to adapt to the needs of each of its customers and is able to tailor its product and service delivery in a way that serves them best; 2) being relatively small also enables InfoTech USA, Inc. to more easily foster close long-term relationships with its customers across all levels and across all departments; and 3) focusing on a few vertical markets gives InfoTech USA, Inc. an advantage over its competition because it has worked in certain industries, such as education, banking and finance and insurance, for years and it believes that it understands the needs of those particular industries better than its competition. InfoTech USA, Inc. has developed an excellent reputation in its vertical markets and this provides it with referral business and strong, relevant reference accounts when pursuing new clients in those industries.

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

      In addition to Dr. Zhou, the Research Group includes six researchers each holding advanced degrees, one support engineer with a bachelors degree, an and office manager. Dr. Zhou has thirty-eight years of scientific experience, and collectively, the Research Group has over eighty-one years of research experience.

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

      GROWTH STRATEGY

      We are an advanced technology development company that focuses on a range of life enhancing, personal safeguard technologies, early warning systems, miniature power sources and security monitoring systems combined with comprehensive data management services required to support them. Our business strategy is to position ourselves as a leading advanced technology development company through the development and commercialization of proprietary technology such as our Digital AngelTM, Thermo LifeTM, VeriChipTM, Bio-ThermoTM and PLD products, all examples of what we refer to as our life enhancing technologies as more fully discussed below.

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

      The first of these technologies was Digital Angel TM; the first combination of GPS and "how you are" (sensor) information sent live over a wireless network to a 24/7 call center where information is monitored and, if necessary, acted upon. Digital Angel was paired with Destron Fearing Corporation, a leading animal tracking and applications company that complemented Digital Angel and brought revenue and management from its animal tracking business. Digital Angel Corporation, the post-merger corporation, now trades on the American Stock Exchange under the Symbol "DOC." Digital Angel Corporation symbolizes our business model. Digital Angel Corporation also plans to develop new advanced technologies and to date has developed Bio-ThermoTM.

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

      Advanced Technology Products

      Our five advanced technology products, which are in various stages of development, are as follows:

      DIGITAL ANGELTM is the integration and miniaturization into marketable products of three technologies: wireless communications (such as cellular), sensors (including bio-sensors) and position location technology (including GPS and other systems). The product communicates through proprietary software to a secure 24/7 operations center to provide "where-you-are" and "how-you-are" information about loved ones (particularly elderly relatives and children), their location and their vital signs via the subscriber's computer, personal digital assistant or wireless telephone.

      The development of the Digital Angel TM technology began in April 1998. The first Digital AngelTM technology product, a watch/pager device with a biosensor chip linked to GPS, was marketed from November 2001 to the fourth quarter of 2002. Since then the Digital AngelTM technology has been in the development stage to include assisted GPS capabilities to enhance "line of sight" issues. We are uncertain when this technology will be incorporated into our products.

      THERMO LIFETM - Our wholly-owned subsidiary, Thermo Life Energy Corp., formerly Advanced Power Solutions, Inc., was formed to market our product, Thermo Life, a small thermoelectric generator powered by body heat. Thermo Life is intended to provide a miniaturized power source for a wide range of consumer electronic devices including attachable or implantable medical devices, smoke detectors and other heat-related sensors and wristwatches. The Thermo Life chip is being designed for power supplies for embedded devices or devices that attach to the human skin. The temperature difference between the human skin and the environmental temperature is 3-5 degrees Fahrenheit. The size of the Thermo Life chip is 9mm x 5.2mm x 1.8mm. This cross section is designed to match the size of a human fingertip. Originally, the Thermo Life chip in this cross section and with this temperature difference generated 1.5 volts of electrical power. However, common electrical devices and electronic chips are mostly designed for 3 volts, therefore, the output of the original Thermo Life chip had greater limitations as a working power supply for common electronic devices. On July 9, 2002, we announced that we had been able to increase the voltage of electrical power generated by Thermo Life in laboratory tests from 1.5 volts to 3.0 volts within the same cross section and using the same temperature difference. As a result, these chips can now be used with most of the common electrical devices.

      We began submitting samples of Thermo Life to potential customers during the fourth quarter of 2003. If and when an order is received the manufacturing of Thermo Life will be original equipment manufacturing.

      VERICHIPTM - We have developed a miniaturized, implantable verification chip called VeriChip that can be used in a variety of security, financial, personal identification/safety and other applications. On February 7, 2002, we announced that we had created a new wholly owned subsidiary, VeriChip Corporation, to market and license VeriChip. About the size of a grain of rice, each VeriChip product contains a unique verification number. Utilizing our proprietary external RFID scanner, radio frequency energy passes through the skin energizing the dormant VeriChip, which then emits a radio frequency signal transmitting the verification number contained in the VeriChip. VeriChip technology is produced under patent registrations #6,400,338 and #5,211,129. This technology is owned by Digital Angel Corporation and licensed to VeriChip Corporation under an exclusive product and technology license with a remaining term until March 2013.

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

      BIO-THERMOTM - On February 1l, 2003, we announced that we received written clearances from the FDA and the United States Department of Agriculture to market our new fully developed product, Bio-Thermo, for use in pets, livestock and other animals. Bio-Thermo is our first fully integrated implantable bio-sensing microchip that can transmit a signal containing accurate temperature readings to our proprietary RFID scanners. With this new technology, accurate temperature readings can be obtained by simply passing the RFID handheld scanner over the animal or by having the animal walk through a portal scanner. We believe that Bio-Thermo and other biosensors developed in the future will provide vital internal diagnostics about the health of animals more efficiently and accurately than the invasive techniques used in the industry today. Digital Angel Corporation developed Bio-Thermo and sales of Bio-Thermo commenced in the third quarter of 2003.

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

      RECENT EVENTS

      Sale of Medical Systems' Assets

      During the three-months ended June 30, 2004, Digital Angel Corporation's Board of Directors approved a plan to sell its Medical Systems operations, which were acquired on March 27, 2002, and the business assets of Medical Systems' were sold off effective April 19, 2004. Medical Systems represented the business operations of MAS. The business assets of Medical Systems were sold to MedAire, Inc. in connection with an Asset Purchase Agreement, referred to as APA, dated April 8, 2004, by and between Digital Angel Corporation and MedAire, Inc. Under the terms of the APA, the purchase price was $0.4 million, plus any prepaid deposits, the cost of certain pharmaceutical inventory and supplies, and the assumption of certain liabilities, reduced by any pre-billing to or pro-rata prepayments by certain customers. The assets sold included all of the tangible and intangible intellectual property developed for the medical services business including pharmaceutical supplies and other inventory items, customer and supplier contracts, computer software licenses, internet website and domain name and mailing lists, but did not include the land and building used by this operation. The Medical Systems' land and building were sold in a separate unrelated transaction to a third party on July 31, 2004 for approximately $1.5 million. Medical Systems was one of our reporting units in accordance with FAS
142. Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as Discontinued Operations in our financial statements, and prior periods have been restated.

      Reverse Stock Split

      On September 10, 2003, our shareholders approved the granting of discretionary authority to our Board of Directors for a period of twelve months to effect a reverse stock split not to exceed a ratio of 1-for 25, or to determine not to proceed with a reverse stock split. On March 12, 2004, our Board of Directors authorized a 1-for-10 reverse stock split, which was effectuated on April 5, 2004. As a result of the reverse stock split, the par value of our common stock increased from $0.001 to $0.01 per share. In conjunction with the reverse stock split, our Board of Directors authorized a reduction in the number of authorized shares of our common stock from 560.0 million to 125.0 million. All share information provided in this Annual Report on Form 10-K/A has been retroactively adjusted to reflect the reverse stock split. Our Board of Directors approved the reverse stock split to facilitate the continuing listing of our common stock on the SmallCap, and also to reduce the number of issued and outstanding shares of our common stock, resulting, in part, from our past acquisitions, the payment of debt obligations to IBM Credit and preferred stock and Debenture conversions.

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

      The aggregate purchase price of $7.9 million for the 3.0 million shares of Digital Angel Corporation's common stock was based on the closing price of Digital Angel Corporation's common stock on June 30, 2003, of $2.64 per share. This price was used because we and Digital Angel Corporation felt that this was a fair price and because it reflected the market price of Digital Angel Corporation's common stock before any impact that may have resulted from the Debentures as a result of the Debentures holders potentially hedging their position in Digital Angel Corporation's common stock, and thereby affecting the market price of Digital Angel Corporation's common stock. The Debentures are more fully described below. Pursuant to the terms of the Share Exchange Agreement, we were required to file a registration statement covering the sale of the 1.98 million shares of our common stock. The registration statement registering the shares was declared effective on February 17, 2004. Digital Angel Corporation expects to generate cash by selling the 1.98 million shares of our common stock. Digital Angel Corporation expects that the cash generated, along with other funds available, will be sufficient to meet its projected working capital requirements for the next 12 months.

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

      Revenues are attributed to geographic areas based on the location of the assets producing the revenue. Information concerning principal geographic areas from continuing operations as of and for the years ended December 31, was as follows (in thousands):

                                                         UNITED
                                   UNITED STATES         KINGDOM                CONSOLIDATED
                             -----------------------------------------------------------------
2003
Net revenue                           $82,625            $10,362                 $92,987
Long-lived tangible assets              7,113              1,115                   8,228
Deferred tax asset                         --                 --                      --
----------------------------------------------------------------------------------------------

2002
Net revenue                           $87,075            $11,410                 $98,485
Long-lived tangible assets              7,577                855                   8,432
Deferred tax asset                      1,236                 --                   1,236
----------------------------------------------------------------------------------------------

2001
Net revenue                          $139,060            $17,427                $156,487
Long-lived tangible assets             19,193                992                  20,185
Deferred tax asset                      1,167                 --                   1,167
----------------------------------------------------------------------------------------------


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

      Excluding a gain on the extinguishment of debt of $70.1 million, we incurred a net loss from continuing operations for the year ended December 31, 2003, of $64.1 million and we incurred net losses from continuing operations of $89.5 million and $188.6 million for the years ended December 31, 2002 and 2001, respectively. Our consolidated operating activities used cash of $11.4 million, $3.9 million and $18.0 million during 2003, 2002 and 2001, respectively. We have funded our operating cash requirements, as well as our capital needs, during these periods with the proceeds from our investing and/or our financing activities.

      As of December 31, 2003, we reported minimal revenues from the sales of our Digital AngelTM, VeriChip(TM) and Bio ThermoTM products and we have had no sales of our Thermo Life(TM) and PLD products. As of December 31, 2003, we had a consolidated cash balance of $10.2 million, which we believe, along with other sources of funds, will provide us with sufficient working capital for the twelve months ending December 31, 2004. However, beyond that time frame, we believe that absent significant improvement in the sales of these advanced technology products, our business operations are unlikely to provide sufficient cash flow to support our operational requirements. Our profitability and liquidity depend on many factors including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies. Our ability to achieve profitability and/or generate positive cash flows from operations is predicated upon numerous factors with varying levels of importance as follows:

      o First, we will attempt to successfully implement our business plans, manage expenditures according to our budget, and generate positive cash flow from operations;

      o Second, we will attempt to develop an effective marketing and sales strategy in order to grow our business and compete successfully in our markets;

      o Third, we will attempt to obtain the necessary approvals to expand the market for the VeriChip product in order to improve the product's salability;

      o Fourth, we will attempt to realize positive cash flow with respect to our investment in Digital Angel Corporation in order to provide us with an appropriate return on our investment; and

      o Finally, we will attempt to complete the development of the Digital Angel and PLD products.

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

      As of March 10, 2004, there were 50,289,399 shares of our common stock outstanding. Since January 1, 2001, we have issued a net aggregate of 40,140,729 shares of common stock, of which

      o 9,726,163 shares were issued in connection with acquisitions of businesses and assets;

      o 6,481,063 shares were issued upon conversion of our Series C Preferred Stock;

      o     2,769,960 shares were issued in connection with the Debentures;

      o 7,996,558 shares were issued in connection with two best-efforts offerings of our common stock through the efforts of a placement agent J.P. Carey Securities, Inc.;

      o 6,825,000 shares were issued in connection with three severance agreements with our former officers and directors; and

      o 1,980,000 shares were issued to Digital Angel Corporation under the terms of the Share Exchange Agreement.

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

      On December 31, 2003, the book value of our inventory was $9.4 million as compared to a book value of $6.4 million as of December 31, 2002. We attribute the increase to an increase in work-in-process related to government contract projects and the accumulation of inventory by Digital Angel Corporation in anticipation of future sales. Our success depends in part on our ability to purchase inventory at attractive prices relative to its resale value and our ability to turn our inventory rapidly through sales. If we pay too much or hold inventory too long, we may be forced to sell our inventory at a discount or at a loss or write down its value, and our business could be materially adversely affected.

      DIGITAL ANGEL CORPORATION MAY NOT HAVE SUFFICIENT FUNDS TO REPAY ITS OBLIGATIONS TO LAURUS WHEN THEY BECOME.

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

      Gains where realizable and losses on issuance of shares of stock by our consolidated subsidiary, Digital Angel Corporation, are reflected in our Consolidated Statements of Operations. These gains and losses result from the difference between the carrying amount of the pro-rata share of our investment in Digital Angel Corporation and the net proceeds from the issuances of the stock. In the past, the issuances of stock to third parties by Digital Angel Corporation have also given rise to losses as a result of the reduction of our interest ownership in Digital Angel Corporation. Future stock issuances to third parties by Digital Angel Corporation, including upon the exercise of stock options and warrants, the conversion of debt, or the conversion of Digital Angel Corporation's Series A Preferred Stock issued in connection with the OuterLink acquisition, will further dilute our ownership percentage, which may give rise to significant losses. If we incur such losses, and/or become unable to consolidate the operations of Digital Angel Corporation, it could have a material adverse impact on our financial condition and results of operations.

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

      Forward-looking statements include, but are not limited to:

            o     our working capital requirements over the next twelve months;

            o our growth strategies including, without limitation, our ability to deploy our products and services including Digital AngelTM, Thermo LifeTM, VeriChipTM, Bio-ThermoTM and PLD;

            o     anticipated trends in our business and demographics;

            o the ability to obtain regulatory agencies' approvals including but not limited to FDA approval regarding VeriChip;

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

      UNITED STATES REGULATION

      Advanced Technology Segment

      The FDA ruled in October 2002, that VeriChip is a regulated medical device when marketed to provide information to assist in the diagnosis or treatment of injury or illness. On October 29, 2003, we announced that we had submitted a 510(k) application to the FDA seeking the FDA's approval to market VeriChip's healthcare information applications in the United States. If approval is obtained, we plan to market VeriChip for healthcare information applications under the name VeriMedTM.

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

      ITEM 2. PROPERTIES

      As of March 15, 2004, our corporate headquarters were located in Palm Beach, Florida. Since June 2004, are corporate headquarters are located in Delray Beach, Florida. At March 10, 2003, we were obligated under leases for approximately 163,614 square feet of facilities, of which 109,150 square feet was for office facilities and 54,464 square feet was for factory and warehouse space. These leases expire at various dates through 2042. In addition, we owned 111,977 square feet of office and manufacturing facilities, of which 78,800 square feet were for manufacturing, factory and warehouse use and 33,177 square feet was for office space.

      The following table sets forth our owned and leased properties by business divisions:

                                                            FACTORY/
                                                 OFFICE     WAREHOUSE          TOTAL
                                              ----------------------------------------
                                                     (amounts in square feet)
Advanced Technology                               56,005         13,464        69,469
Digital Angel Corporation                         41,621        114,000       155,621
InfoTech USA, Inc.                                 9,119          1,000        10,119
Corporate (1)                                     20,582             --        20,582
                                              ----------- -------------- -------------
  Total Continuing Operations                    127,327        128,464       255,791
Discontinued Operations                           15,000          4,800        19,800
                                              ----------- -------------- -------------
  Total                                          142,327        133,264       275,591
                                              =========== ============== =============

      The following table sets forth the principal locations of our properties:


                                                                FACTORY /
                                                 OFFICE         WAREHOUSE       TOTAL
                                              ----------------------------------------
                                                        (amounts in square feet)
California                                        27,649               --       27,649
Florida                                            3,894               --        3,894
Maryland                                          15,000            4,800       19,800
Massachusetts                                     10,471                        10,471
Minnesota                                          6,000           74,000       80,000
New Hampshire                                     15,856            5,464       21,320
New Jersey  (1)                                   20,838            1,000       21,838
New York                                           1,969               --        1,969
Virginia                                          18,500            8,000       26,500
United Kingdom                                    22,150           40,000       62,150
                                              ----------- ---------------- ------------
    Total                                        142,327          133,264      275,591
                                              =========== ================ ============

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

      In June, 2002, eResearch Technology, Inc. f/k/a Premier Research Worldwide, Ltd. ("ERT") commenced a proceeding in the United States District Court for the District of New Jersey against U.S. Bank National Association ("US Bank") and Digital Angel Corporation. This suit was commenced to pursue alleged damages of approximately $0.4 million due to the Digital Angel Corporation and US Bank's alleged failure to register transfers of restricted Digital Angel Corporation's common stock sold by ERT in May 2002. Digital Angel Corporation has agreed to indemnify US Bank for all damages and reasonable costs relating to this litigation. Digital Angel Corporation has asserted a counterclaim against ERT based on ERT's breach of a license agreement and services agreements between the parties that resulted in the original issuance of approximately 0.6 million restricted shares of Digital Angel Corporation's common stock to ERT. The damages to Digital Angel Corporation exceed $4 million and this amount does not include the share of profits, which Digital Angel Corporation seeks to recover had ERT not breached the agreements. Further, the alleged damages sought by the Plaintiff in this matter do not take into account plaintiff's duty to mitigate damages which if discharged would have resulted in a profit to ERT. The ultimate outcome of this proceeding cannot be predicted at this time and we are currently unable to determine the potential effect of this litigation on our consolidated financial position, results of operation or cash flows.

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


                                                         HIGH              LOW
                                                         ----              ---
2002
First Quarter                                           $   5.50        $   2.80
Second Quarter                                             24.00            2.90
Third Quarter                                               8.40            0.30
Fourth Quarter                                              7.00            3.60

2003
First Quarter                                           $   6.40        $   1.80
Second Quarter                                              6.10            3.50
Third Quarter                                               5.50            3.70
Fourth Quarter                                              5.00            2.80


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


                                                  Aggregate                                          Number of
                                                  Amount of    Number of                               Common
      Name/Entity/Nature         Date of Sale   Consideration   Persons    Note      Issued For        Shares
-----------------------------------------------------------------------------------------------------------------
Steven Couture                  October 2003      $138,832         1         1    Earnout                 32,611
Jeffrey Couture                 October 2003       134,750         1         1    Earnout                 31,652
Raymond Maggi                   October 2003       134,750         1         1    Earnout                 31,652

Applied Digital
Solutions, Inc.'s
Directors, Officers and                                                           Employee stock
Employees                       November 2003           --      Various      2    options                672,000
Dan Penni                       November 2003       42,000         1         3    Services                 9,333
Art Noterman                    November 2003       39,356         1         3    Services                 8,746
Connie Weaver                   November 2003       47,778         1         3    Services                10,617
Angela Sullivan                 November 2003       10,000         1         3    Services                 2,222
Michael Zarriello               November 2003       11,034         1         3    Services                 2,452
                                                ---------------                                     -------------
  Total                                           $558,500                                               801,285
                                                ===============                                     =============

      1. Represents shares issued to the shareholder in connection with the "earnout" provision of the agreement of sale relating to a prior private transaction directly negotiated by the shareholder in connection with the sale of their business to us, which transaction was exempt from registration pursuant to Section 4(2) of the
            Securities Act of 1933. The earnout provision provided for post-closing compensation to the shareholder based on the post-closing performance of the acquired company's business.

      2. Represents options granted under our 2003 Flexible Stock Plan. No consideration has been received in connection with these options as none have been exercised.

      3. Represents shares issued in lieu of cash payments for all or a portion of the director's fees for the second, third and fourth quarters of 2001, for the year ended December 31, 2002, and for the first, second and third quarters of 2003. The certificates representing the shares were legended to indicate that they were restricted.

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

                                                                    FOR THE FISCAL YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------------
                                                       2003           2002           2001           2000          1999
                                                    ---------      ---------      ---------      ---------      ---------
STATEMENT OF OPERATIONS DATA:
                                                                  (in thousands, except per share amounts)

 Net revenue                                        $  92,987      $  98,485      $ 156,487      $ 135,007      $ 129,064
 Cost of products and services sold                    64,892         67,469        110,677         82,968         75,442
                                                    ---------      ---------      ---------      ---------      ---------
 Gross profit                                          28,095         31,016         45,810         52,039         53,622
 Selling, general and administrative                   55,880         65,681        102,316         61,996         58,960
    expense
 Research and development expense                       6,255          4,130          8,783          2,745             --
 Depreciation and amortization                          1,262          3,520         28,061         10,580          5,417
 Asset impairment restructuring and
   unusual costs                                        2,456         38,657         71,719          6,383          2,550
(Gain) loss on extinguishment of debt                 (70,064)            --         (9,465)            --            249
Loss (gain) on sales of subsidiaries and
  assets                                                  330           (132)         6,058           (486)       (20,075)
 Interest and other income                               (919)        (2,340)        (2,076)        (1,095)          (422)
 Interest expense                                      22,587         17,477          8,555          5,901          3,478
                                                    ---------      ---------      ---------      ---------      ---------

 Income (loss) from continuing
   operations before provision (benefit)
   for taxes, minority interest, losses
   attributable to capital
   transactions of subsidiary and
   equity in net loss of affiliate                     10,308        (95,977)      (168,141)       (33,985)         3,465
 Provision (benefit) for income taxes                   1,702            326         20,870         (5,040)         1,091
                                                    ---------      ---------      ---------      ---------      ---------

 Income (loss) from continuing
   operations before minority interest,
   losses attributable to capital transactions
   of subsidiary and equity in net loss of
   affiliate                                            8,606        (96,303)      (189,011)       (28,945)         2,374
 Minority interest                                     (4,132)       (11,579)          (718)           229            (46)
 Net loss on capital transactions of
   subsidiary                                             244          2,437             --             --             --
 Loss attributable to changes in minority
   interest as a result of capital transactions
   of subsidiary                                        6,535          2,048             --             --             --
 Equity in net loss of affiliate                           --            291            328             --             --
                                                    ---------      ---------      ---------      ---------      ---------

 Income (loss) from continuing operations               5,959        (89,500)      (188,621)       (29,174)         2,420
 Income (loss) from discontinued
   operations, net of income taxes                     (2,434)       (24,405)           213        (75,702)         3,012
 (Loss) income on disposal of
   discontinued operations, including
   provision for operating losses during
   phase-out period, net of income taxes                 (382)         1,420        (16,695)        (7,266)            --
                                                    ---------      ---------      ---------      ---------      ---------

 Net income (loss)                                      3,143       (112,485)      (205,103)      (112,142)         5,432
 Preferred stock dividends and other                       --             --         (1,147)          (191)            --
  Accretion of beneficial conversion
   feature of preferred stock                              --             --         (9,392)        (3,857)            --
                                                    ---------      ---------      ---------      ---------      ---------

 Net income (loss) available to common
   shareholders                                     $   3,143      $(112,485)     $(215,642)     $(116,190)     $   5,432
                                                    =========      =========      =========      =========      =========

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

                                                                             FOR THE FISCAL YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------------------------
                                                            2003            2002            2001            2000            1999
                                                         ----------      ----------      ----------      ----------      ----------
Net income (loss) per common share - basic:

   Continuing operations                                 $     0.17      $    (3.33)     $   (11.71)     $    (5.20)     $     0.52

   Discontinued operations                                    (0.08)          (0.85)          (0.97)         (13.00)           0.64
                                                         ----------      ----------      ----------      ----------      ----------

     Net income (loss) per common
       share-basic                                       $     0.09      $    (4.18)     $   (12.68)     $   (18.20)     $     1.16
                                                         ==========      ==========      ==========      ==========      ==========

Net income (loss) per common
  share - diluted:
   Continuing operations                                 $     0.16      $    (3.33)     $   (11.71)     $    (5.20)     $     0.48

   Discontinued operations                                    (0.08)          (0.85)          (0.97)         (13.00)           0.60
                                                         ----------      ----------      ----------      ----------      ----------
     Net income (loss) per common
       share-diluted                                     $     0.08      $    (4.18)     $   (12.68)     $   (18.20)     $     1.08
                                                         ==========      ==========      ==========      ==========      ==========

Average common shares outstanding:
   Basic                                                     36,178          26,923          17,001           6,382          4,681
                                                         ----------      ----------      ----------      ----------      ----------
   Diluted                                                   37,299          26,923          17,001           6,382          5,009
                                                         ----------      ----------      ----------      ----------      ----------

                                                                        AS OF DECEMBER 31,
                                             --------------------------------------------------------------------
                                               2003           2002            2001          2000          1999
                                             ---------      ---------      ---------      ---------     ---------
                                                                    (AMOUNTS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                    $  10,161      $   5,809      $   3,696      $   8,039     $   2,181
Restricted cash                                    765             --             --             --            --
Due from buyers of divested subsidiary              --             --          2,625             --        31,302
Property and equipment                           8,228          8,432         20,185         21,368         6,649
Goodwill                                        63,331         65,451         90,831        166,024        24,285
Net (liabilities) assets of discontinued
operations                                      (8,294)        (6,531)        (9,460)         8,076        75,284
Total assets                                   111,931        111,156        167,489        319,451       186,605
Long-term debt                                   2,860          2,436          2,586         69,146        33,260
Total debt                                       8,086         84,265         86,422         74,374        62,915
Minority interest                               23,029         18,422          4,460          4,879         1,292
Redeemable preferred stock and option               --             --          5,180         18,620            --
Stockholders' equity (deficit)                  32,736        (36,092)        28,119        160,562        92,936

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142 Goodwill and Other Intangible Assets (FAS 142). FAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually.

      The following table presents the impact of FAS 142 on our selected financial data as indicated:

                                                         YEAR ENDED      YEAR ENDED        YEAR ENDED
                                                         DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                           2001              2000             1999
                                                        -----------      -----------      -----------
Net (loss) income available to common stockholders:
Net (loss) income available to common stockholders
  as reported                                           $  (215,642)     $  (116,190)     $     5,432
Add back: Goodwill amortization                              21,312            9,415            2,602
Add back: Equity method investment amortization               1,161               --               --
                                                        -----------      -----------      -----------
Adjusted net (loss) income                              $  (193,169)     $  (106,775)     $     8,034
                                                        ===========      ===========      ===========

Earnings (loss) per common share - basic:

Net (loss) income per share - basic, as reported        $    (12.68)     $    (18.21)     $      1.16
Goodwill amortization                                          1.25             1.48             0.56
Equity method investment amortization                          0.07               --               --
                                                        -----------      -----------      -----------
Adjusted net (loss) income - basic                      $    (11.36)     $    (16.73)     $      1.72
                                                        ===========      ===========      ===========

Earnings (loss) per common share - diluted:

Net (loss) income per share - diluted, as reported      $    (12.68)     $    (18.21)     $      1.08
Goodwill amortization                                          1.25             1.48             0.52
Equity method investment amortization                          0.07               --               --
                                                        -----------      -----------      -----------
Adjusted net (loss) income per share - diluted          $    (11.36)     $    (16.73)     $      1.60
                                                        ===========      ===========      ===========


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

OVERVIEW

      Our business has evolved during the past few years. We grew significantly through acquisitions and since 1996 have completed 51 acquisitions. During the last half of 2001 and during 2002, we sold or closed many of the businesses we had acquired that we believed did not enhance our strategy of becoming an advanced technology development company. These companies were primarily telephone system providers, software developers, software consultants, networking integrators, computer hardware suppliers or were engaged in other businesses or had customer bases that we believed did not promote or complement our current business strategy. As of December 31, 2003, our business operations consisted of the operations of five wholly owned-subsidiaries, which we collectively refer to as the Advanced Technology segment, and two majority-owned subsidiaries, Digital Angel Corporation (AMEX:DOC) and InfoTech USA, Inc. (OTC:IFTH) (formerly SysComm International Corporation).

      Excluding the effects of a gain on the extinguishment of debt of $70.1 million, we incurred a consolidated loss from continuing operations of $64.1 million for the year ended December 31, 2003. We incurred consolidated losses from continuing operations of $89.5 million and $188.6 million, respectively, for the years ended December 31, 2002 and 2001, and as of December 31, 2003, we had an accumulative deficit of $413.9 million. Our consolidated operating activities used cash of $11.4 million, $3.9 million and $18.0 million during 2003, 2002 and 2001, respectively. Digital Angel Corporation incurred losses during 2003, 2002 and 2001, which are presented below. In addition, its operating activities used cash of $4.7 million, $2.7 million and $3.2 million during 2003, 2002 and 2001, respectively.

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

      o to attempt to produce additional cash flow and revenue from our advanced technology products - Digital AngelTM, Thermo LifeTM, VeriChipTM, Bio-ThermoTM and PLD;

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

      Income (loss) from continuing operations before taxes, minority interest, losses attributable to capital transactions of subsidiary and equity in loss of affiliate from each of our segments during 2003, 2002 and 2001 was as follows (we evaluate performance based on stand-alone segment operating income as presented below):

                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------

                                                         2003         2002         2001
                                                         ----         ----         ----
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
 TAXES, MINORITY INTEREST, LOSSES ATTRIBUTABLE TO
 CAPITAL TRANSACTIONS OF SUBSIDIARY AND EQUITY IN LOSS            (IN THOUSANDS)
 OF AFFILIATE BY SEGMENT:

ADVANCED TECHNOLOGY                                     $    (108)   $    (786)   $ (41,493)
DIGITAL ANGEL CORPORATION (1) (2)                          (6,271)     (45,139)     (16,262)
INFOTECH USA, INC. (3)                                     (3,052)        (422)      (1,322)
ALL OTHER                                                     298         (320)     (71,636)
"CORPORATE/ELIMINATIONS" (2) (4)                           19,441      (49,310)     (37,428)
                                                        ---------    ---------    ---------
TOTAL                                                   $  10,308    $ (95,977)   $(168,141)
                                                        =========    =========    =========

(1) For Digital Angel Corporation, the loss for 2002 includes goodwill impairment of $31.5 million and impairment of certain software of $6.4 million.

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

      Our Medical Systems operations represented the business operations of MAS, which we acquired on March 27, 2002. We sold the business assets of Medical Systems during the second quarter of 2004, and accordingly, the financial condition, results of operations and cash flows of Medical Systems are now included as part of our Discontinued Operations in our financial statements, and prior periods have been restated.

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

      Other Advanced Technology Segment Companies Revenue Recognition (Excluding VeriChip Corporation)

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

      Digital Angel Corporation Segment Revenue Recognition

      For product sales, Digital Angel Corporation recognizes revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exists, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Digital Angel Corporation's accounting policy regarding vendor and post contract support obligations is based on the terms of the customers' contracts, billable upon occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized. Digital Angel Corporation does not offer a warranty policy for services to customers. It is Digital Angel Corporation's policy to record contract losses in their entirety in the period in which such losses are foreseeable. For non-fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to realizable value, if necessary. Revenues from contracts that provide services are recognized ratably over the term of the contract. Fixed fee revenues from contracts for services are recorded when earned and exclude reimbursable costs. Reimbursable costs incurred in performing such services are presented on a net basis and include transportation and communication costs. Other revenues are recognized at the time services or goods are provided.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

      Up through December 31, 2001, we reviewed goodwill and other intangible assets quarterly for impairment whenever events or changes in business circumstances indicated that the remaining useful life may have warranted revision or that the carrying amount of the long-lived asset may not have been fully recoverable. Included in factors considered were significant customer losses, changes in profitability due to sudden economic or competitive factors, changes in management's strategy for the business unit, letters of intent received for the sale of the business unit, or other factors arising in the quarterly period. We annually performed undiscounted cash flows analyses by business unit to determine if impairment existed. For purposes of these analyses, earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow. When impairment was determined to exist, any related impairment loss was calculated based on fair value. Fair value was determined based on discounted cash flows and where available, market related information. The discount rate utilized by us was the rate of return expected from the market or the rate of return for a similar investment with similar risks. We recorded goodwill impairment charges of $63.6 million during 2001.

      On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets ("FAS 142"). FAS 142 eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually. Intangible assets with finite lives are amortized over the useful life. Other than goodwill, we currently do not have any intangible assets with indefinite lives. As part of the implementation of FAS 142, we were required to complete a transitional impairment test of goodwill and other intangible assets. There was no impairment of goodwill upon the adoption of FAS 142. Annually, we test our goodwill and intangible assets for impairment as a part of our annual business planning cycle during the fourth quarter of each fiscal year. Based upon this annual test, we incurred a goodwill impairment charge of $2.2 million in the fourth quarter of 2003 for goodwill associated with our InfoTech USA, Inc. segment, and we recorded a goodwill impairment charge $31.5 million in the fourth quarter of 2002 for goodwill associated with our Digital Angel Corporation segment. (During the fourth quarters of 2003 and 2002, we also recorded goodwill impairment charges of $2.4 million and $30.7 million, respectively, and during the fourth quarter of 2003, we incurred an impairment charge of $0.6 million for other intangible assets, all of which were related to our Medical Systems operations, and all of which are now included in our loss from Discontinued Operations). Future events, such as market conditions or operational performance of our acquired businesses, could cause us to conclude that additional impairment exists. Any resulting impairment loss could also have a material adverse impact on our financial condition and results of operations.

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

STOCK-BASED COMPENSATION

      We account for our employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25, and the disclosure provisions of Statement of Financial Accounting Standard No. 123 ("FAS 123"), Accounting for Stock-Based Compensation. Accordingly, no compensation cost is recognized for any of our fixed stock options granted to employees and directors when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. When options are granted to employees and directors at a price less than fair market value on the date of the grant, compensation expense is calculated based on the intrinsic value or the difference between the exercise price and the fair value on the date of the grant, and the compensation is recognized over the vesting period of the options. If the options are fully vested, the expense is recognized immediately. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB No. 25. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation costs are recognized immediately. Under variable accounting, changes in the underlying price of our stock may have a significant impact to our earnings. A rise in our stock price results in additional compensation expense and a decrease in our common stock price results in a reduction of reported compensation expense. During 2001, we re-priced 1.9 million stock options. As a result, we have (recovered) recorded non-cash compensation expense of $(1.3) million, $0.7 million and $5.3 million in 2003, 2002 and 2001, respectively. In addition, on September 24, 2001, we issued 0.4 million options to employees and directors with exercise prices of $1.50 per share, or $0.20 per share less than the fair market value of the underlying common stock on the date of grant. We have recognized compensation expense of $0.1 million associated with these options. The compensation expense was amortized over the vesting period of the options

      We account for equity instruments issued to non-employees in accordance with the provisions of FAS 123.

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

                        RESULTS OF CONTINUING OPERATIONS

      The following table sets forth data expressed as a percentage of total revenue for the years indicated.


                                                        PERCENTAGE OF TOTAL REVENUE
                                                     ---------------------------------
                                                       2003         2002        2001
                                                         %           %            %
                                                     -------      -------      -------
Product revenue                                         83.6         81.6         72.3
Service revenue                                         16.4         18.4         27.7
                                                     -------      -------      -------
  Total revenue                                        100.0        100.0        100.0
                                                     -------      -------      -------
Cost of products sold                                   64.0         59.9         55.9
Cost of services sold                                    5.8          8.6         14.8
                                                     -------      -------      -------
  Total cost of products and services sold              69.8         68.5         70.7
Gross profit                                            30.2         31.5         29.3
Selling, general and administrative expense             60.1         66.7         65.4
Research and development expense                         6.7          4.2          5.6
Gain on extinguishment of debt                         (75.3)          --         (6.0)
Asset impairment                                         2.6         39.3         45.8
Depreciation and amortization                            1.4          3.6         17.9
Loss (gain) on sales of subsidiaries and
 business assets                                         0.3         (0.1)         3.9
Interest and other income                               (1.0)        (2.4)        (1.3)
Interest expense                                        24.3         17.7          5.5
                                                     -------      -------      -------
Income (loss) from continuing operations before
 provision for income taxes, minority interest,
 losses attributable to capital transactions of
 subsidiary and equity in net loss of affiliate         11.1        (97.5)      (107.5)
Provision for income taxes                               1.8          0.3         13.3
                                                     -------      -------      -------
Income (loss) from continuing operations before
 minority interest, losses attributable to
 capital transactions of subsidiary and equity
 in net loss of affiliate                                9.3        (97.8)      (120.8)
Minority interest                                       (4.4)       (11.8)        (0.5)
Net loss on capital transactions of subsidiary           0.3          2.5           --
Loss attributable to changes in minority
 interest as a result of capital transactions of
 subsidiary                                              7.0          2.1           --
Equity in net loss of affiliate                           --          0.3          0.2
                                                     -------      -------      -------
Income (loss) from continuing operations                 6.4        (90.9)      (120.5)
Income (loss) from discontinued operations, net
 of income taxes                                        (2.6)       (24.7)         0.1
                                                     -------      -------      -------
Change in estimate on loss on disposal and
operating losses during the phase out period            (0.4)         1.4        (10.7)
                                                     -------      -------      -------
Net income (loss)                                        3.4       (114.2)      (131.1)
Preferred stock dividends and other                       --           --         (0.7)
Accretion of beneficial conversion feature of
 preferred stock                                          --           --         (6.0)
                                                     -------      -------      -------
 Net income (loss) available to common
 shareholders                                            3.4       (114.2)      (137.8)
                                                     =======      =======      =======

      Our significant sources of revenue for 2003 were as follows:

  Sources of Revenue:                                                                      PERCENTAGE OF
                                                                                           TOTAL REVENUE
                                                                                           -------------
Sales of voice, data and video telecommunications networks to government agencies
  from our Advanced Technology segment                                                             39.9%

Visual  identification  tags and implantable  microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital
  Angel Corporation segment                                                                        25.8%

Sales of IT hardware and services from our InfoTech USA, Inc. segment                              15.5%

GPS enabled search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital
  Angel Corporation segment                                                                        11.1%

Other products and services                                                                         7.7%
                                                                                       ------------------

  Total                                                                                           100.0%
                                                                                       ==================

      Our significant sources of gross profit and gross profit margin by product type for 2003 were as follows:

Gross Profit and Gross Profit Margin by Product Type:                     GROSS PROFIT      GROSS MARGIN
                                                                         (IN THOUSANDS)      PERCENTAGE
                                                                         --------------      ----------
Sales of voice, data and video telecommunications networks to
  government agencies from our Advanced Technology segment                    $7,015           18.9%

 Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife
  markets from our Digital Angel Corporation segment                           9,740           40.7%

Sales of IT hardware and services from our InfoTech USA, Inc. segment          2,510           17.4%

GPS enabled search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio
  communications from our Digital Angel Corporation segment                    4,913           47.4%

Other products and services                                                    3,917           55.1%
                                                                        ----------------- -----------------
Total                                                                        $28,095           30.2%
                                                                        ================= =================


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

      REVENUE

      Revenue from continuing operations for 2003 was $93.0 million, a decrease of $5.5 million, or 5.6%, from $98.5 million in 2002. Revenue for 2002 represents a decrease of $58.0 million, or 37.1%, from $156.5 million in 2001. The decrease in 2003 was primarily related to our InfoTech USA, Inc.'s decision, in April 2002, to shift its focus to higher-margined products and related technical services. The decrease in 2002 was primarily attributable to the sale or closure of all businesses that were not cash flow positive or that did not fit into our strategy of becoming an advanced technology development company.

      Revenue for each of the continuing operating segments was:

                                              2003                          2002                             2001
                                -----------------------------   -----------------------------  --------------------------------
                                 PRODUCT   SERVICE      TOTAL   PRODUCT     SERVICE    TOTAL    PRODUCT    SERVICE     TOTAL
                                -----------------------------   ------------------------------  -------------------------------
                                                                    (AMOUNTS IN THOUSANDS)
Digital Angel Corporation         32,364     1,558      33,922   30,330      2,116     32,446    33,220      2,691     35,911
InfoTech USA, Inc.                11,606     2,850      14,456   20,056      2,665     22,721    30,075      4,100     34,175

All Other                             --        --          --    1,013        375      1,388    21,318     19,974     41,292
"Corporate/Eliminations"              --        --          --       --         --         --       411        128        539
-------------------------------------------------------------------------------------------------------------------------------
                                $ 77,774   $15,213    $ 92,987 $ 80,390   $ 18,095   $ 98,485  $113,147   $ 43,340   $156,487
===============================================================================================================================

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

      Our Digital Angel Corporation segment's revenue increased $1.5 million, or 4.5%, from 2002 to 2003. Product revenue increased by approximately $2.0 million, or 6.7%, while service revenue decreased by approximately $0.6 million, or 26.4%. We attribute the increase in product revenue for 2003 primarily to an increase in microchip sales to companion animal, fish and wildlife customers of approximately $1.7 million and increased sales of visual identification products. Despite an increase in engineering service revenue of approximately $1.0 million in 2003 as compared to 2002, our service revenue decreased in 2003, primarily as a result of the lower revenue of approximately $1.4 million in our Wireless and Monitoring division due to the cancellation of a significant software contract in February 2003. Engineering service revenue results from research and development performed for certain of our fish and wildlife customers. Our fish and wildlife industry customers consist of the Army Corps of Engineers, Biomark, Inc., the Department of Energy and Pacific Marine Fisheries. We expect that our revenues from this segment will increase in the future as a result of the acquisition of OuterLink Corporation in January 2004, and worldwide concerns over food safety and traceability. Several bills proposing the establishment of a national electronic identification program for livestock have recently been introduced in Congress. We cannot estimate the impact a national identification program would have on the Animal Application division's revenue. However, if implemented, we would expect the impact to be favorable. Digital Angel Corporation segment's revenue decreased $3.5 million, or 9.6%, from 2001 to 2002. Product revenue decreased by $2.9 million, or 8.7%, while service revenue decreased by $0.6 million, or 21.4%. We attribute the decrease in product sales for 2002 primarily to a decrease in the Animal Applications division's shipments of visual identification tags, which contributed approximately $1.4 million of the decrease, and electronic identification products, which contributed approximately $0.3 million of the decrease. Also contributing to the reduction was a decrease in the GPS and Radio Communication division's control product sales, which contributed approximately $1.1 million of the decrease. We attribute the decrease in service revenue to a decrease in revenue from the Wireless and Monitoring division of approximately $1.0 million, which was partly offset by an increase of approximately $0.4 million of engineering service revenue related to our Animal Applications division.

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

      GROSS PROFIT AND GROSS PROFIT MARGIN

      Gross profit from continuing operations for 2003 was $28.1 million, a decrease of $2.9 million, or 9.4%, from $31.0 million in 2002. Gross profit for 2002 represents a decrease of $14.8 million, or 32.3%, from $45.8 million in 2001. As a percentage of revenue, gross profit margin was 30.2%, 31.5% and 29.3% for the years ended December 31, 2003, 2002 and 2001, respectively.

      Gross profit from continuing operations for each operating segment was:

                                              2003                          2002                             2001
                                -----------------------------   -----------------------------  --------------------------------
                                 PRODUCT   SERVICE      TOTAL   PRODUCT     SERVICE    TOTAL    PRODUCT    SERVICE     TOTAL
                                -----------------------------   ------------------------------  -------------------------------
                                                                    (AMOUNTS IN THOUSANDS)
Advanced Technology               $4,031    $7,344    $ 11,375   $5,392    $ 7,288   $ 12,680    $6,611     $8,593   $ 15,204
Digital Angel Corporation         12,652     1,558      14,210   12,307        723     13,030    12,620        644     13,264
InfoTech USA, Inc.                 1,553       957       2,510    2,905      1,245      4,150     3,013      2,341      5,354
All Other                             --        --          --      817        339      1,156     2,984      8,465     11,449
"Corporate/Eliminations"              --        --          --       --         --         --       411        128        539
-------------------------------------------------------------------------------------------------------------------------------
                                $ 18,236   $ 9,859    $ 28,095 $ 21,421    $ 9,595   $ 31,016  $ 25,639   $ 20,171   $ 45,810
===============================================================================================================================


      Gross profit margin from continuing operations for each operating segment was:

                                              2003                          2002                             2001
                                -----------------------------   -----------------------------  --------------------------------
                                 PRODUCT   SERVICE      TOTAL   PRODUCT     SERVICE    TOTAL    PRODUCT    SERVICE     TOTAL
                                -----------------------------   ------------------------------  -------------------------------
                                    %        %            %        %           %          %        %          %           %
                                -----------------------------   ------------------------------  -------------------------------
Advanced Technology                 11.9      68.0        25.5     18.6       56.3       30.2      23.5       52.2       34.1
Digital Angel Corporation           39.1     100.0        41.9     40.6       34.2       40.2      38.0       23.9       36.9
InfoTech USA, Inc.                  13.4      33.6        17.4     14.5       46.7       18.3      10.0       57.1       15.7
All Other                             --        --          --     80.7       90.4       83.3      14.0       42.4       27.7
"Corporate/Eliminations"              --        --          --       --         --         --     100.0      100.0      100.0
-------------------------------------------------------------------------------------------------------------------------------
                                    23.4      64.8        30.2     26.6       53.0       31.5      22.7       46.5       29.3
================================================================================================================================

      Changes during the years were:

      Our Advanced Technology segment's gross profit decreased $1.3 million from 2002 to 2003, and margins decreased to 25.5% in 2003, compared to 30.2% in 2002. We attribute the decrease in gross profit and margins in 2003 primarily to a reduction in gross profit from Computer Equity Corporation of approximately $1.0 million, as a result of competitive pressures. These competitive pressures have resulted in lower margins from the CONNECTIONS and other current government contracts as compared to margins realized under the WACS contract. Computer Equity Corporation contributed 62.8% of the gross profit generated by this segment during 2003. We anticipate that Computer Equity Corporation's gross profits will increase in 2004, and that its margins will remain at its 2003 levels of approximately 19.0% during 2004. Also contributing to the reduction in gross profit was a reduction in gross profit of approximately $0.4 million from WebNet Services, Inc., which was sold during the fourth quarter of 2003. Partially offsetting these decreases was gross margin from the initial sales of our VeriChip product of $0.3 million in 2003. We hope to realize increased margins from sales of VeriChip during 2004. Gross profit decreased $2.5 million from 2001 to 2002 and margins decreased to 30.2% in 2002, compared to 34.1% in 2001. We attribute the decrease in gross profit and margin primarily to the reduction in sales of services and of higher-margin networking products during 2002. Approximately $2.1 million of the decrease in gross profit was related to the decrease in sales from our computer networking business, which was sold in the fourth quarter of 2002. Computer Equity Corporation's gross profit increased $1.1 million while its margins remained relatively constant at approximately 25.5%. Computer Equity Corporation contributed 61.8% of the gross profit generated by this segment during 2002.

      Our Digital Angel Corporation segment's gross profit increased $1.2 million, or 9.1%, from 2002 to 2003, and margins increased to 41.9% in 2003, compared to 40.2% in 2002. We attribute the increase in gross profit and margins during 2003 primarily to the increase in sales in the Animal Applications division. We expect Digital Angel Corporation's gross margins to remain the same in the future. Gross profit decreased by $0.2 million, or 1.8%, from 2001 to 2002, and margins increased to 40.2% from 36.9%. We attribute the decrease in gross profit for 2002 to a decrease in gross profit from the Wireless and Monitoring division as a result of the decrease in sales in this division. Margins increased primarily as a result of higher margins realized on service revenue.

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

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      Selling, general and administrative expense from continuing operations was $55.9 million in 2003, a decrease of $9.8 million, or 14.9%, over the $65.7 million reported in 2002. Selling, general and administrative expense from continuing operations decreased $36.6 million in 2002, or 35.8%, from the $102.3 million reported in 2001. As a percentage of revenue, selling, general and administrative expense from continuing operations has decreased to 60.1% in 2003, from 66.7% in 2002 and 65.4% in 2001.

      Selling, general and administrative expense for each of the operating segments was:


                                                2003         2002         2001
                                                ----         ----         ----
                                                     (AMOUNTS IN THOUSANDS)

Advanced Technology                            $10,166      $12,100     $ 12,273
Digital Angel Corporation                       14,875       14,846        9,595
InfoTech USA, Inc.                               3,272        4,171        5,451
All Other                                         (298)       1,504       28,876
"Corporate/Eliminations"                        27,865       33,060       46,121
--------------------------------------------------------------------------------
                                               $55,880      $65,681     $102,316
================================================================================

      Selling, general and administrative expense as a percentage of revenue for each of the operating segments was:

                                              2003        2002     2001
                                              ----        ----     ----
                                                %          %         %
Advanced Technology                           22.8        28.9     27.5
Digital Angel Corporation                     43.9        45.8     26.7
InfoTech USA, Inc.                            22.6        18.4     16.0
All Other                                       --       108.4     69.9
"Corporate/Eliminations" (1)                  30.0        33.6     29.5
---------------------------------------------------------------------------
                                              60.1        66.7     65.4
===========================================================================

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

      Our Digital Angel Corporation segment's selling, general and administrative expense was $14.9 million in 2003, compared to $14.8 million in 2002. As a percentage of revenue, selling, general and administrative expense decreased to 43.9% as compared to 45.8% in 2002. Digital Angel Corporation's selling, general and administrative expense remained relatively constant in 2003 as compared to 2002. One-time costs associated with the merger of pre-merger Digital Angel and MAS in 2002, and introductory costs associated with the Digital Angel product launch that were incurred during 2002, were offset by various additional expenses that were incurred during 2003 including: (a) consulting expenses associated with the VeriChip product of approximately $0.7 million; (b) approximately $0.8 million of expenses related to the Digital Angel product; (c) the payment of a $0.2 million credit termination fee to Wells Fargo, Digital Angel Corporation's prior lender; and (d) additional expenses of $0.2 million for the GPS and Radio and Communications division. We expect that Digital Angel Corporation's selling, general and administrative expense will increase in 2004 as a result of the acquisition of OuterLink. Selling, general and administrative expense increased by $5.2 million, to $14.8 million in 2002 from $9.6 million in 2001. The increase in 2002 relates to expenses associated with the merger of pre-merger Digital Angel and MAS during the first quarter of 2002, of approximately $2.1 million, approximately $2.5 million in expenses associated with the Digital Angel product, which was introduced to the market in November 2001, and approximately $0.6 million of additional commission and marketing expense in the GPS and Radio Communications division.

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

      RESEARCH AND DEVELOPMENT EXPENSE

      Research and development expense from continuing operations for 2003 was $6.3 million, an increase of approximately $2.1 million, or 51.5%, over the $4.1 million reported in 2002. Research and development expense from continuing operations decreased $4.7 million in 2002, or 53.0% from the $8.8 million reported in 2001. As a percentage of revenue, research and development expense was 6.7%, 4.2% and 5.6% in 2003, 2002 and 2001, respectively.

      Research and development expense for each of the operating segments was:


                                          2003            2002         2001
                                          ----            ----         ----
                                               (AMOUNTS IN THOUSANDS)

Advanced Technology                      $ 502            $ 861      $ 3,321
Digital Angel Corporation                4,898            3,034        5,244
InfoTech USA, Inc.                          --               --           --
All Other                                   --               --          218
"Corporate/Eliminations"                   855              235          --
------------------------------------------------------------------------------
                                        $6,255           $4,130       $8,783
==============================================================================

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


      ASSET IMPAIRMENT

                                             2003           2002           2001
                                           -------        -------        -------
                                                  (AMOUNTS IN THOUSANDS)

Goodwill:
  Advanced Technology                      $    --        $    --        $30,453
  Digital Angel Corporation                     --         31,460            726
  InfoTech USA, Inc.                         2,154             --             --
  All Other                                     --             --         32,427
                                           -------        -------        -------
       Total goodwill                        2,154         31,460         62,606
Property and equipment                          --          6,860          2,372
Software and other                             302            337          5,741
                                           -------        -------        -------
                                           $ 2,456        $38,657        $71,719
                                           =======        =======        =======

      As of December 31, 2003, the net carrying value of our goodwill was $63.3 million. There was no impairment of goodwill upon the adoption of FAS 142 on January 1, 2002. However, based upon our annual review for impairment, we recorded impairment charges of $2.2 million and $31.5 million in the fourth quarters of 2003 and 2002, respectively. The impairment charge recorded in 2003 relates to the goodwill associated with our InfoTech USA, Inc. segment. The impairment charge for 2002 relates to the goodwill associated with Digital Angel Corporation's Wireless and Monitoring division.

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

      o     Advanced Technology segment's Pacific Decision Sciences;

      o     Digital Angel Corporation's Animal Applications division;

      o     Digital Angel Corporation's Wireless and Monitoring division;

      o     Digital Angel Corporation's GPS and Radio Communications division;

      o Digital Angel Corporation's Medical Systems division (consisting of the business operations of MAS, which was acquired on March 27, 2002, and which is now included as part of Discontinued Operations in our financial statements); and

      o     InfoTech USA, Inc.

      Our reporting units at December 31, 2003, were the same as our reporting units at December 31, 2002, except for the exclusion of Digital Angel Corporation's Wireless and Monitoring division, as its goodwill was fully impaired at December 31, 2002, as discussed below.

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

      o Earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow; and

      o Discount rates ranging from 15% to 20% were used. The rates were determined based on the risk free rate of the 10-year U.S. Treasury Bond plus a market risk premium of 7.5%. (The discount rate utilized by us was the rate of return expected from the market or the rate of return for a similar investment with similar risks).

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

      The analyses for 2002 indicated that all of the goodwill associated with Digital Angel Corporation's Wireless and Monitoring division of approximately $31.5 million was impaired, as discussed below. (During the fourth quarters of 2003 and 2002, we also impaired $2.4 million and $30.7 million of goodwill, respectively, associated with Digital Angel Corporation's Medical Systems operations as more fully discussed below under the Results of Discontinued Operations section).

      On November 26, 2001, we launched the Digital Angel product and during 2002, we marketed the product extensively. Despite our aggressive marketing campaign, the Digital Angel product did not achieve our forecasted revenues during 2002. Sales of the Digital Angel product were affected, in part, by the lack of GPS tracking capabilities within buildings. We are currently working on the development of the Digital Angel technology to include assisted GPS capabilities to enhance these "line of sight" issues. Neither we nor Digital Angel Corporation had a historical track record of achieving forecasts for new or existing technology products. The Digital Angel watch/pager was expected to be the primary revenue driver for the Digital Angel Corporation's Wireless and Monitoring division. In addition to the "line of sight issues," the poor sales are partly explained by an overestimation of consumer demand as a result of a challenging economic environment (i.e. consumers considered the Digital Angel watch/pager to be a discretionary luxury item), and an uncertain marketplace (we overestimated consumer demand for an innovative and new technology to be introduced into the consumer marketplace). As of December 31, 2002, Digital Angel Corporation's Wireless and Monitoring segment had not recorded any significant revenues from its Digital Angel product, and it had not achieved the revenue projections used as the basis for our impairment tests upon the adoption of FAS 142 on January 1, 2002. At December 31, 2002, the market value of our investment in Digital Angel Corporation was approximately $50.0 million. In consideration of these factors, the newness of the Digital Angel Technology, the operating history of Digital Angel Corporation, the challenging economic environment and uncertainties in the marketplace along with the independent fair value measurement valuations performed by the independent professionals, and other valuations performed, we concluded that future cash flows from certain operations would not be sufficient to recover all of the $31.5 million of goodwill associated with Digital Angel Corporation's Wireless and Monitoring division. Accordingly, this amount was recorded as an impairment charge during the fourth quarter of 2002.

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

      Future goodwill impairment reviews may result in additional write downs. Such determination involves the use of estimates and assumptions, which may be difficult to accurately measure or value.

      In addition, in the fourth quarter of 2002, Digital Angel Corporation impaired $6.4 million of software associated with its Wireless and Monitoring segment. The write off related to an exclusive license to a digital encryption and distribution software system. The charge is included in the Consolidated Statements of Operations under the caption Asset Impairment.

      As a result of the economic slowdown during 2001, we experienced deteriorating sales for certain of our businesses. In addition, management concluded that a full transition to an advanced technology development company required the sale or closure of all units that did not fit into our new business model or were not cash flow positive. This resulted in the shutdown of several of our businesses during the third and fourth quarters of 2001 and the first quarter of 2002. Also, letters of intent that we had received during the last half of 2001 and the first quarter of 2002 related to the sale of certain of our businesses indicated a decline in their fair values. The sale of these businesses did not comprise the sale of an entire business segment. Based upon these developments, we reassessed our future expected operating cash flows and business valuations and at December 31, 2001, we performed undiscounted cash flow analyses by business unit to determine if an impairment existed. For purposes of these analyses, earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow. When an impairment was determined to exist, any related impairment loss was calculated based on fair value. Fair value was determined based on discounted cash flows. The discount rate utilized by us was the rate of return expected from the market or the rate of return for a similar investment with similar risks. This reassessment resulted in the asset impairments listed above during 2001. The assumptions used in our determination of fair value using discounted cash flows were as follows:

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

      Depreciation and Amortization

      Depreciation and amortization expense from continuing operations for 2003 was $1.3 million, a decrease of $2.3 million, or 64.1%, over the $3.5 million reported in 2002. The 2002 expense represents a decrease of $24.5 million, or 87.5%, over the $28.1 million reported in 2001. As a percentage of revenue, depreciation and amortization expense was 1.4%, 3.6% and 17.9% in 2003, 2002 and 2001, respectively. Depreciation and amortization expense related to cost of products sold is included in gross profit above.

      Under FAS 142, which we adopted on January 1, 2002, goodwill and certain other intangible assets are no longer amortized. We incurred $22.5 million in goodwill and equity method investment amortization during 2001.

      Depreciation and amortization expense from continuing operations by segments was as follows:

                                            2003            2002         2001
                                            ----            ----         ----
                                               (AMOUNTS IN THOUSANDS)

Advanced Technology                        $ 231           $ 322       $8,832
Digital Angel Corporation                    618           2,641       11,950
InfoTech USA, Inc.                           213             261          503
All Other                                     --              --        4,534
"Corporate/Eliminations"                     200             296        2,242
------------------------------------------------------------------------------
                                          $1,262          $3,520      $28,061
==============================================================================


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

      Digital Angel Corporation segment's depreciation and amortization expense decreased $2.0 million, or 76.6%, to $0.6 million in 2003, from $2.6 million in 2002. We attribute the decrease primarily to the exclusion of depreciation expense for a digital encryption and distribution software system license for which Digital Angel Corporation recorded an impairment charge during the fourth quarter of 2002. In connection with this system, Digital Angel Corporation incurred approximately $2.0 million of depreciation expense in 2002. We expect that Digital Angel Corporation's depreciation and amortization expense will remain at its current level during 2004. Depreciation and amortization expense decreased $9.3 million, or 77.9% in 2002 as compared to 2001. We attribute the decrease in 2002 primarily to a reduction in goodwill amortization as a result of the adoption of FAS 142.

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

      INTEREST AND OTHER INCOME

      Interest and Other Income was $0.9 million, $2.3 million and $2.1 million for 2003, 2002 and 2001, respectively. Interest income is earned primarily from short-term investments and notes receivable.

      INTEREST EXPENSE

      Interest expense was $22.6 million, $17.5 million and $8.6 million for 2003, 2002 and 2001, respectively. Interest expense is a function of the level of outstanding debt. The interest expense associated with the Debentures and the IBM Credit Agreement was $12.7 million and $8.8 million, respectively, in 2003. Interest expense associated with the IBM Credit Agreement was $16.9 million and $8.4 million in 2002 and 2001, respectively.

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

      INCOME TAXES

      We had effective income tax rates of 16.5%, 0.3% and 11.8% in 2003, 2002 and 2001, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from goodwill amortization associated with acquisitions, state taxes net of federal benefits and the increase or reduction of valuation allowances related to net operating loss carry forwards and other deferred tax assets. Our tax provision for 2003 was primarily the result of an increase in the valuation allowance associated with InfoTech USA, Inc.'s deferred tax assets of approximately $1.6 million. As of December 31, 2003, we have provided a valuation allowance to fully reserve our net operating loss carry forwards and our other existing net deferred tax assets. Our tax provision for 2001 was primarily the result of an increase in the valuation allowance due to the losses incurred during the year ended December 31, 2001, as well as our projections of future taxable income.

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

      RESULTS OF DISCONTINUED OPERATIONS

      During the three-months ended June 30, 2004, Digital Angel Corporation's Board of Directors approved a plan to sell its Medical Systems operations, which were acquired on March 27, 2002, and the business assets of Medical Systems were sold effective April 19, 2004. Medical Systems represented the business operations of MAS. On March 31, 2002, our 93% owned subsidiary, Digital Angel Corporation, which were refer to as pre-merger Digital Angel, merged with MAS and MAS changed its name to Digital Angel Corporation. The Medical Systems business activities consisted of a staff of logistics specialists and physicians who provided medical assistance services and interactive medical information services to people traveling anywhere in the world. Services included coordination of medical care, provision of general medical information, physician consultation, translation assistance, claims handling and cost containment on behalf of assistance companies, insurance companies and managed care organizations. It also offered medical training services to the maritime industry, and sold a variety of kits containing pharmaceutical and medical supplies to its maritime and airline customers through its pharmaceutical warehouse facility located in Owings, Maryland. The land and building associated with Medical Systems' operations were sold in a separate transaction on July 31, 2004.

      Medical Systems was one of our reporting units in accordance with FAS 142. Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as Discontinued Operations in our financial statements, and prior periods have been restated. The following discloses the operating losses from Discontinued Operations for the years ended December 31, 2003 and 2002, which consist of the losses attributable to Medical Systems:


                                                YEAR ENDED    YEAR ENDED
                                               DECEMBER 31,  DECEMBER 31,
                                                --------      --------
                                                 (AMOUNTS IN THOUSANDS)

                                                  2003          2002
                                                --------      --------
Product revenue                                 $    875      $    546
Service revenue                                    1,405         1,181
                                                --------      --------
  Total revenue                                    2,280         1,727
Cost of products sold                                383           270
Cost of services sold                              1,172           823
                                                --------      --------
Total cost of products and services sold           1,555         1,093
                                                --------      --------

  Gross profit                                       725           634
Selling, general and administrative expense          776           769
Asset impairment                                   2,986        30,725
Depreciation and amortization                        492           409
Interest and other income                           (196)          (16)
Interest expense                                     149            47
Minority interest                                 (1,048)       (6,895)
                                                --------      --------
  Loss from Discontinued Operations             $ (2,434)     $(24,405)
                                                ========      ========


      The above results do not include any allocated or common overhead expenses. We have not provided a benefit for income taxes on the losses attributable to Medical Systems. We do not anticipate Medical Systems incurring additional losses in the future. However, in accordance with FAS 144, any additional operating losses or changes in the values of assets or liabilities will be reflected in our financial statements as incurred.

      The asset impairments for Medical Systems consisted of the impairment of goodwill of approximately $2.4 million and $30.7 million as a result of our annual impairment tests performed during the fourth quarters of 2003 and 2002, respectively. In addition, during the fourth quarter of 2003, we incurred an impairment charge of approximately $0.6 million related to Medical Systems' intangible assets.

      On February 22, 2001, our senior management approved a plan to sell Intellesale, Inc. and all of our other non-core businesses. Our Board of Directors approved the plan on March 1, 2001. The results of operations, financial condition and cash flows of Intellesale and all of our other non-core businesses have been reported as Discontinued Operations in our financial statements, and prior periods have been restated.

      The following discloses the income from Discontinued Operations for the period January 1 through March 1, 2001, the measurement date. The income for the period January 1 through March 1, 2001 consists of the income attributable to our Intellesale and all other non-core businesses:


                                                          January 1, through
                                                            March 1, 2001
                                                        (amounts in thousands)

Product revenue                                                  $13,039
Service revenue                                                      846
                                                              -----------
Total revenue                                                     13,885
Cost of products sold (exclusive
of depreciation  and  amortization
shown separately below)                                           10,499
Cost of services sold                                                259
                                                              -----------
Total cost of products and
services sold (exclusive of
depreciation and amortization shown separately below)             10,758
                                                              -----------
Selling, general and administrative expense                        2,534
Depreciation and amortization                                        264
Interest, net                                                         29
Provision for income taxes                                            34
Minority interest                                                     53
                                                              -----------
  Income from Discontinued Operations                              $ 213
                                                              ===========


      The above results do not include any allocated or common overhead expenses. Included in Interest, net, above are interest charges based on the debt of one of these businesses that was repaid when the business was sold in January 2002.

      We have sold or closed all of the businesses comprising Discontinued Operations. Proceeds from the sales of our Discontinued Operations companies were used primarily to repay outstanding debt.

      We accounted for the Intellesale segment and our other non-core businesses as Discontinued Operations in accordance with Accounting Principles Board 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). APB 30, of which portions related to the accounting for discontinued operations have been superceded by the provisions of FAS 144, required that we accrue estimates for future operating losses, gains/losses on sale, costs to dispose and carrying costs of these businesses at the time the businesses were discontinued. Accordingly, at December 31, 2000, we recorded a provision for operating losses and carrying costs during the phase-out period for our Intellesale and other non-core businesses including estimated disposal costs to be incurred in selling the businesses. Carrying costs consisted primarily of cancellation of facility and equipment leases, legal settlements, employment contract buyouts and sales tax liabilities.

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

      We do not anticipate any future losses related to Discontinued Operations as a result of changes in carrying costs. However, actual losses could differ from our estimates and any adjustments will be reflected in our future financial statements. During the years ended December 31, 2003, 2002 and 2001, the estimated amounts recorded were as follows:

-------------------------------------------------------------------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                           2003         2002        2001
                                                                           ----         ----        ----
                                                                               (amounts in thousands)
Operating losses and estimated loss on the sale of business units          $205           $684    $13,010
Carrying Costs                                                              177         (2,104)     3,685
Less: (Provision) benefit for income taxes                                   --             --         --
                                                                    -----------------------------------------
                                                                           $382        $(1,420)   $16,695
                                                                    =========================================

      The following table sets forth the rollforward of the liabilities for operating losses and carrying costs from December 31, 2001, through December 31, 2003 (amounts in thousands):

                                       Balance,
                                     December 31,                                              Balance
Type of Cost                             2001            Additions         Deductions     December 31, 2002
---------------------------------- ----------------- ------------------- --------------- --------------------
Operating losses and estimated
  loss on sale                         $ 1,173               $684             $1,857             $  --
Carrying costs                           7,218             (2,104)               206             4,908
                                   ----------------- ------------------- --------------- --------------------
Total                                  $ 8,391            $(1,420)            $2,063           $ 4,908
                                   ================= =================== =============== ====================

                                       Balance,
                                     December 31,                                              Balance
Type of Cost                             2002            Additions         Deductions     December 31, 2003
---------------------------------- ----------------- ------------------- --------------- --------------------
Operating losses and estimated
  loss on sale                           $  --                $205              $205             $  --
Carrying costs (1)                       4,908                 177               172             4,913
                                   ----------------- ------------------- --------------- --------------------
Total                                  $ 4,908                $382              $377            $4,913
                                   ================= =================== =============== ====================

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

      Accounts and unbilled receivables, net of allowance for doubtful accounts, decreased $2.0 million, or 12.4%, to $14.1 million at December 31, 2003, from $16.1 million at December 31, 2002. The decrease was due primarily to increased collections during the fourth quarter of 2003. As a percentage of 2003 and 2002 revenue, accounts and unbilled receivable were 15.1% and 16.3%, respectively.

      Inventories increased to $9.4 million at December 31, 2003, compared to $6.4 million at December 31, 2002. We attribute the increase primarily to an increase in work-in-process related to government contract projects and the accumulation of inventory by Digital Angel Corporation in anticipation of future sales.

      Accounts payable increased $4.1 million, or 43.2%, to $13.6 million at December 31, 2003, from $9.5 million at December 31, 2002. The increase was primarily a result of the timing of vendor payments.

      Accrued interest and other accrued expenses decreased $4.8 million, or 17.6%, to $22.5 million at December 31, 2003, from $27.3 million at December 31, 2002. The decrease is primarily attributable to a reduction in accrued interest, as we fully satisfied all of our debt obligations to IBM Credit during 2003. The decrease was partially offset by an accrual for bonuses at December 31, 2003.

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

      Financing activities provided (used) cash of $15.0 million, $(2.8) million and $10.9 million in 2003, 2002 and 2001, respectively. In 2003, cash of $29.9 million was provided by the issuance of common stock, and $12.0 million was provided by long-term debt. Cash of $27.7 million was used to repay debt. In 2002, cash was used to pay $6.1 million in notes payable and long-term debt, offset by $1.7 million provided from issuance of common shares, $1.2 million from collections of notes receivable for shares issued, $0.4 million provided by increases in notes payable, and $0.7 million provided by Discontinued Operations. In 2001, cash of $14.0 million was obtained through notes payable, $0.6 million was provided by long-term debt and $0.7 million was provided from the issuance of common shares. Cash was used primarily for stock issuance costs of $0.8 million, and payments of long-term debt of $2.5 million.

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

      The 5.0 million shares of our common stock were purchased under Securities Purchase Agreements entered into on May 8, 2003, May 22, 2003 and June 4, 2003, with Cranshire Capital, L.P. and Magellan International Ltd. The Securities Purchase Agreements provided for Cranshire Capital L.P. and Magellan International Ltd. to purchase an aggregate of 2.0 million shares and 3.0 million shares of our common stock, respectively. The purchases resulted in net proceeds to us of $17.8 million, after deduction of the 3% fee to our placement agent, J.P. Carey Securities, Inc

      On June 30, 2003, we issued our $10.5 million principal amount of 8.5% Convertible Exchangeable Debentures (the "Debentures"). Subject to the terms under the various related agreements, the Debentures were convertible into shares of our common stock or exchangeable for shares of the Digital Angel Corporation common stock owned by us, or a combination thereof at any time at the option of the Debenture holders, through the maturity date of November 1, 2005. On November 12, 2003, we announced that we had entered in a letter agreement with the Debenture holders. Under the terms of the letter agreement, the Debenture holders were required to convert a minimum of 50% of the outstanding principal amount of the Debentures plus all accrued and unpaid interest into shares of our common stock on November 12, 2003. In addition, per the terms of the letter agreement, the Debenture holders were required to convert any remaining outstanding principal amount of the Debentures plus accrued interest on or before November 19, 2003. As of November 19, 2003, the total principal amount of the Debentures was converted, and accordingly, our obligations under the Debentures have been satisfied in full. Net proceeds from the issuance of the Debentures were $10.0 million.

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

      o To attempt to produce additional cash flow and revenue from our advanced technology products - Digital AngelTM, Thermo LifeTM, VeriChipTM, Bio-ThermoTM and PLD;

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

      Contractual Obligations

      The  following  table  shows  the  aggregate  of  our   contractual   cash
obligations as of December 31, 2003:

Contractual Cash Obligations                   Total    Less Than     1-3 Years    4-5 Years    After 5
                                                          1 Year                                 Years
--------------------------------------------------------------------------------------------------------
                                                               (amounts in thousands)
--------------------------------------------------------------------------------------------------------
NOTES PAYABLE, LONG-TERM DEBT AND OTHER
   LONG-TERM LIABILITIES                       $9,228      $6,255      $   745      $   123      $2,105
OPERATING LEASES                               13,158       1,345        1,516        1,163       9,134
EMPLOYMENT RELATED CONTRACTS                    2,675       1,660        1,015           --          --
                                              -------     -------      -------      -------     -------
  TOTAL CONTRACTUAL CASH OBLIGATIONS          $25,061     $ 9,260      $ 3,276      $ 1,286     $11,239
                                              =======     =======      =======      =======     =======


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

      In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS No. 146). This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement was required with the beginning of fiscal year 2003. We adopted this statement on January 1, 2003. The adoption of FAS No. 146 did not have any impact on our operations or financial position. We have recorded the costs associated with our Medical Systems operations, which were disposed of during the three-months ended June 30, 2004, in accordance with the provisions of FAS No. 146.

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

      The table below presents the principal amount and weighted-average interest rate for our debt portfolio:

                                                              Carrying Value at
Dollars in Millions                                           December 31, 2003
-------------------------------------------------------------------------------
  Total notes payable and long-term debt                            $9.0 (1)
  Notes payable bearing interest at fixed interest rates            $3.4 (1)
  Weighted-average interest rate during 2003                        50% (2)


(1) Amount includes $0.9 million of debt associated with our Medical Systems operations, which is included as part of our Discontinued Operations.

(2) The weighted-average interest rate during 2003 was significantly impacted by non-cash interest expense associated with the Debentures, which were fully repaid as of November 19, 2003. The total interest expense related to the Debentures during 2003 was $12.7 million.

      The table below presents a sensitivity analysis of fluctuations in foreign currency exchange rates:

                                                                 For the Year Ended
                                                                 December 31, 2003
         ----------------------------------------------------------------------------
         Exchange Rate Sensitivity:

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Our directors and executive officers are:

            NAME                AGE                          POSITION                                  POSITION HELD SINCE
----------------------------- --------- ---------------------------------------------------- ---------------------------------------
Scott R. Silverman              40     Chairman of the Board and Chief Executive Officer    (March 2003 - Chairman and CEO)

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

      CODE OF ETHICS

      We have adopted a code of ethics that applies to, among others, our principal executive officer and principal financial officer, and other persons performing similar functions. We will provide to any person without charge, upon request, a copy of such code. Requests for the code should be directed to:
Corporate Secretary, Applied Digital Solutions, Inc., 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445.

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

                           SUMMARY COMPENSATION TABLE

                                       Annual Compensation
-------------------------------------------------------------------------------
                                                                 Other Annual
                                                                 Compensation
Name and Principal Position (1)  Year    Salary ($) Bonus ($)(2)     ($)(3)
-------------------------------------------------------------------------------
Scott R. Silverman(5)            2003   $  278,077  $1,350,000     $  44,442
   Chairman and CEO              2002      165,577      22,030         2,563
                                 2001           --          --            --

Richard J. Sullivan(6)           2003   $  103,406          --     $  15,106
  Former Chairman, CEO and       2002      450,000  $  140,000       326,841
     Secretary                   2001      450,000     448,801        57,424

Kevin H. McLaughlin(7)           2003   $  157,692  $  650,000     $   8,250
   President and Chief
    Operating                    2002      152,885      20,000         9,517
    Officer                      2001      150,000       7,087        10,615

Michael E. Krawitz(8)            2003   $  181,538  $  650,000            --
   Executive Vice President,     2002      170,769      22,030            --
    General Counsel              2001      160,000      14,174            --
     Secretary

Evan C. McKeown(9)               2003   $  167,692  $  650,000            --
   Senior Vice President,        2002      155,673       7,868            --
     Chief Financial Officer,    2001       93,750       7,087            --

 Peter Zhou                      2003   $  228,981  $    7,500            --
   Vice President,               2002      216,058       7,500            --
   Chief Scientist               2001      212,839          --            --

                                                            Long-Term Compensation
                                 ---------------------------------------------------------------------------
                                                 Awards               Payouts
------------------------------------------------------------------------------------------------------------
                                 Restricted
                                  Stock         Options/               LTIP              All Other
Name and Principal Position (1)   Awards ($)   SAR's(#)(4)            Payouts(#)        Compensation ($)
------------------------------------------------------------------------------------------------------------
Scott R. Silverman(5)                 --      1,450,000(10)                --                   --
   Chairman and CEO                   --      1,460,000(11)                --                   --
                                      --        276,250(12)                --                   --

Richard J. Sullivan(6)                --      1,088,500(13)(30)                         $13,069,204 (31)
  Former Chairman, CEO and            --      3,230,000(14)(29)(30)        --                   --
     Secretary                        --      1,551,000(15)(28)(29)        --                   --

Kevin H. McLaughlin(7)                --        575,000(16)                --                   --
   President and Chief
    Operating                         --        375,500(17)                --                   --
    Officer                           --        288,275(18)(28)            --                   --

Michael E. Krawitz(8)                 --        950,000(19)                --                   --
   Executive Vice President,          --      1,390,000(20)                --                   --
    General Counsel                   --        207,275                    --                   --
     Secretary

Evan C. McKeown(9)                    --        325,000(22)                --                   --
   Senior Vice President,             --        115,000(23)                --                   --
     Chief Financial Officer,         --         45,469(24)                --                   --

 Peter Zhou                           --        415,000(25)                --                   --
   Vice President,                    --         20,000(26)                --                   --
   Chief Scientist                    --        136,650(27)(28)            --                   --

--------------------------

(1)   See "Related Party Transactions."

(2) The amounts in the Bonus column were discretionary awards granted by the Compensation Committee in consideration of the contributions of the respective Named Executive Officers.

(3) Other annual compensation includes: (a) in 2003, for Mr. Silverman, a general expense allowance of $38,462 and an auto allowance of $5,980, and for Richard J. Sullivan, health insurance reimbursements of $10,190 and an auto allowance of $4,916, for Mr. McLaughlin, a car allowance of $8,250;
      (b) in 2002, for Mr. Silverman,  an auto allowance of $2,563,  for Richard
      J. Sullivan, $296,190 related to the difference between the price used to determine the number of shares of common stock issued to Mr. Sullivan in lieu of cash compensation and the market price of stock at the time of issuance, a general expense allowance of $17,362, an auto allowance of $10,242 and a payment of $3,047 for a tax gross up, and for Mr. McLaughlin, an auto allowance of $9,517; and (c) in 2001, for Richard J. Sullivan, a general expense allowance of $39,673 and an auto allowance of $17,751, and for Mr. McLaughlin, an auto allowance of $10,615.

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

(10) Includes 200,000 options granted by us, 500,000 options granted by Digital Angel Corporation and 750,000 options granted by Thermo Life Energy Corp.

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

(15) Includes 1,341,000 options granted by us, 200,000 options granted by InfoTech USA, Inc, and 10,000 shares of Applied Digital Solutions belonging to Mr. Sullivan's wife.

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

(28) Includes options granted by us in prior years that were re-priced during 2001 as follows; (a) for Richard J. Sullivan, 767,500; (b) for Kevin McLaughlin, 18,900; (c) for Michael E. Krawitz, 15,400; and (d) Peter Zhou, 12,900.

(29)  Info Tech USA, Inc. options forfeited on resignation.

(30)  VeriChip Corporation options forfeited on resignation.

(31) Includes the value of 5,600,000 shares of our common stock of $10,976,000, which were issued to Mr. Sullivan on March 1, 2004, and the value of 1,088,500 common stock options of $2,093,204, which were re-priced in March 2003, under the terms of Mr. Sullivan's severance agreement. The issuance of the shares and the re-pricing of the stock options were approved by our shareholders on July 25, 2003.

      The following table contains information concerning the grant under all of our stock option plans and under all of our subsidiary stock option plans, to the Named Executive Officers during the year ended December 31, 2003:

                              OPTION GRANTS IN 2003
                                Individual Grants
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Potential Realizable Value At
                                                                                                          Assumed Rates of Stock
                                                                                                       Appreciation for Option Term
------------------------------------------------------------------------------------------------------------------------------------
                                                  % of Total
                                                   Options
                           Number of Securities   Granted to
                            Underlying Options   Employees in      Exercise
       Name                     Granted (#)        2003          Price ($/Sh)      Expiration Date        5% ($)        10% ($)
----------------------------------------------------------------------------------------------------------------------------------
Scott R. Silverman              200,000 (1)         9.9%           $3.90            November-11         $955,701     $2,289,417
                                250,000 (2)        13.9             1.91            September-14         177,756        463,838
                                250,000 (2)        13.9             3.89            December-14          413,768      1,434,072
                                750,000 (4)        19.2             0.05            April-11             358,388        858,531
Richard J. Sullivan             200,000 (5)         9.9             0.10 (5)        July-08              595,572      1,327,890
                                120,000 (5)         6.0             0.10 (5)        February-08          321,946        709,038
                                 18,500 (5)         0.9             0.10 (5)        April-04               9,614         19,245
                                350,000 (5)        17.4             0.10 (5)        September-06         654,798      1,392,898
                                100,000 (5)         5.0             0.10 (5)        September-07         246,439        537,768
                                200,000 (5)         9.9             0.10 (5)        January-07           405,154        867,665
                                100,000 (5)         5.0             0.10 (5)        May-05               110,784        227,824
Kevin H. McLaughlin              25,000 (1)         1.2             3.90            November-11          119,463        286,177
                                250,000 (2)        13.9             1.91            September-11         177,699        463,652
                                100,000 (3)        12.7             0.25            April-11              47,785        114,471
                                200,000 (4)         5.1             0.05            April-11              95,570        228,942
Michael E. Krawitz              100,000 (1)         5.0             3.90            November-11          477,850      1,144,709
                                100,000 (2)         5.6             3.89            December-14          165,507        573,629
                                750,000 (4)        19.2             0.05            April-11             358,388        858,531
Evan C. McKeown                  25,000 (1)         1.2             3.90            November-14          119,463        286,177
                                100,000 (3)        12.7             0.25            April-11              47,785        114,471
                                200,000 (4)         5.1             0.05            April-11              95,570        228,942
Peter Zhou                       15,000 (1)         0.7             3.90            November-14           94,432        239,366
                                100,000 (3)        12.7             0.25            April-11              47,785        114,471
                                300,000 (4)         7.7             0.05            April-11             143,355        343,413

-------------------

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

             2003 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                         Number of Securities
                                                                               Underlying                Value of Unexercised
                                       Exercised in 2003                Unexercised Options at          In-The-Money Options at
                                                                         December 31, 2003 (#)          December 31, 2003 ($)(2)
                                  ---------------------------------   ----------------------------   -------------------------------
                                  Shares Acquired      Value
          Name                   Upon Exercise (#)  Realized ($)(1)   Exercisable    Unexercisable   Exercisable      Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Scott R. Silverman
 Applied Digital Solutions, Inc.          -                  -           192,500         200,000      $368,000         $160,000
       Digital Angel Corporation          -                  -           250,000         250,000       707,500          212,500
              InfoTech USA, Inc.          -                  -           100,000         350,000             -                -
            VeriChip Corporation          -                  -           500,000         450,000       100,000           90,000
        Thermo Life Energy Corp.          -                  -                 -         750,000             -                -
Richard J. Sullivan
 Applied Digital Solutions, Inc.   1,148,500 (3)     $4,662,159 (3)       10,000 (4)           -        15,000                -
      Digital Angel Corporation           -                  -         1,093,750 (5)           -     4,601,078                -
             InfoTech USA, Inc.           -                  -                 - (4)           -             -                -
           VeriChip Corporation           -                  -           100,000               -        20,000                -
        Thermo Life Energy Corp.                                               -               -             -                -
Kevin H. McLaughlin
 Applied Digital Solutions, Inc.          -                  -            39,166          25,000       112,583           20,000
       Digital Angel Corporation          -                  -                 -         250,000             -          707,500
              InfoTech USA, Inc.          -                  -                 -         350,000             -                -
            VeriChip Corporation          -                  -                 -         100,000             -                -
         Thermo Life Energy Corp.                                              -         200,000             -                -
Michael E. Krawitz
 Applied Digital Solutions, Inc.          -                  -           150,400         100,000       327,280           80,000
       Digital Angel Corporation          -                  -           114,188         100,000       506,161           85,000
              InfoTech USA, Inc.          -                  -           100,000         350,000             -                -
            VeriChip Corporation          -                  -           500,000         440,000       100,000           88,000
         Thermo Life Energy Corp.                                              -         750,000             -                -
Evan C. McKeown
 Applied Digital Solutions, Inc.          -                  -            23,333          26,667        51,166           25,333
       Digital Angel Corporation          -                  -                 -               -             -                -
              InfoTech USA, Inc.          -                  -                 -               -             -                -
            VeriChip Corporation          -                  -           100,000         100,000        20,000                -
        Thermo Life Energy Corp.                                               -         200,000             -                -
Peter Zhou
 Applied Digital Solutions, Inc.          -                  -            32,900          15,000        73,280           12,000
       Digital Angel Corporation          -                  -           271,875               -     1,086,986                -
              InfoTech USA, Inc.          -                  -                 -               -             -                -
            VeriChip Corporation          -                  -                 -         100,000             -                -
        Thermo Life Energy Corp.                                               -         300,000             -                -

---------------------------

(1) The values realized represent the aggregate market value of the shares covered by the option on the date of exercise less the aggregate exercise price paid by the executive officer, but do not include deduction for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares.

(2) The value of the unexercised in-the-money options at December 31, 2003, is based upon the following fair market values: $4.70 for options exercisable into shares of our common stock (based on the closing price of our common stock as reported on the Nasdaq SmallCap Market on December 31, 2003, adjusted for the reverse stock split); $4.74 for options exercisable into shares of Digital Angel Corporation's common stock (based upon the closing price of Digital Angel Corporations common stock as reported on the American Stock Exchange on December 31, 2003); $0.23 for options exercisable into shares of InfoTech USA, Inc.'s common stock (based on the closing price of InfoTech USA, Inc.'s common stock on the OTC Bulletin Board on December 31, 2003); $0.25 for options exercisable into shares of VeriChip Corporation's common stock based upon the estimated fair value on December 31, 2003; and $0.05 for options exercisable into shares of Thermo Life Energy Corp.'s common stock based upon the estimated fair value on December 31, 2003. The values shown are net of the option exercise price, but do not include deduction for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares.

(3) Includes 60,000 options exercised by Mr. Sullivan's wife. The value received for these shares was $198,000.

(4)   These options are owned by Mr. Sullivan's wife.

(5) Includes 93,570 exercisable options, which are owned by Mr. Sullivan's wife. The options have a value of $394,378.

      The following table sets forth information with respect to the named executive officers concerning the repricing of options during 2003 and 2001 and for the last ten completed fiscal years:

                          10-Year Option/SAR Re-pricing


                                            Number of Securities                                                  Length of Original
                                                 Underlying        Market Price of    Exercise Price at               Option Term
                                                Options/SARs      Stock at Time of  Time of Repricing or          Remaining at Date
                                            Re-priced or Amended    Repricing or        Amendment ($)  New Exercis  of Repricing or
 Name                            Date                (#)            Amendment ($)                       Price ($)       Amendment
----------------------------------------------------------------------------------------------------------------------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      OWNERSHIP OF EQUITY SECURITIES

      The following table sets forth information regarding beneficial ownership of our common stock by each director and by each executive officer named in the summary compensation table and by all the directors and executive officers as a group as of March 10, 2004:

                                                                      ---------------------------------
                                                                         Number of
                                                                         Shares of        Percent of
                                                                       Common Stock      Common Stock
                                                                       Beneficially      Beneficially
                      Name of Beneficial Owner                           Owned (1)           Owned
--------------------------------------------------------------------- ----------------   --------------
  Scott R. Silverman                                                        194,500              *
  J. Michael Norris                                                              --             --
  Daniel E. Penni                                                           191,264              *
  Dennis G. Rawan                                                             1,333              *
  Constance K. Weaver                                                       132,917              *
  Michael S. Zarriello                                                        2,452              *
  Richard J. Sullivan (2) (3)                                                12,222              *
  Kevin H. McLaughlin                                                        40,233              *
  Michael E. Krawitz                                                        156,236              *
  Evan C. McKeown                                                            25,155              *
  Peter Zhou                                                                 35,253              *

  All directors and executive officers as a group (12 persons)              834,817             1.6%

---------------------------

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

      The following table sets forth information regarding beneficial ownership of our 68.5% subsidiary, Digital Angel Corporation, by each of our directors and by each executive officer named in the summary compensation table and by all the directors and executive officers as a group as of March 10, 2004:

                                                          NUMBER OF
                                                          SHARES OF      PERCENT OF
                                                           COMMON          COMMON
                                                            STOCK          STOCK
                                                        BENEFICIALLY    BENEFICIALLY
       NAME OF BENEFICIAL OWNER                           OWNED (1)        OWNED
---------------------------------------------------------------------------------------
Scott R. Silverman
400 Royal Palm Way, Palm Beach, FL 33480                      78,450         *

J. Michael Norris
400 Royal Palm Way, Palm Beach, FL 33480                        --           --

Daniel E. Penni
260 Eliot Street, Ashland, MA 01721                           93,750         *

Dennis G. Rawan                                                 --           --
400 Royal Palm Way, Palm Beach, FL 33480

Constance K. Weaver                                           82,950         *
295 North Maple Ave, Basking Ridge, NJ 07920

Michael S. Zarriello                                            --           --
400 Royal Palm Way, Palm Beach, FL 33480

Richard J. Sullivan
400 Royal Palm Way, Palm Beach, FL 33480                   1,143,750 (2)    3.3%
                                                                     (3)

Kevin H. McLaughlin
400 Royal Palm Way, Palm Beach, FL 33480                        --           --

Michael E. Krawitz
400 Royal Palm Way, Palm Beach, FL 33480                     114,118         *

Evan C. McKeown
400 Royal Palm Way, Palm Beach, FL 33480                        --           --

Peter Zhou
5750 Division Street, Riverside, CA 92506                    271,875         *

All directors and executive officers as a group (12        1,802,706        5.3%
persons)

----------------

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

      The following table sets forth information regarding beneficial ownership of our 52.5% subsidiary, InfoTech USA, Inc., by each of our directors and by each executive officer named in the summary compensation table and by all the directors and executive officers as a group as of March 10, 2004:

                                                          NUMBER OF
                                                          SHARES OF      PERCENT OF
                                                           COMMON          COMMON
                                                            STOCK          STOCK
                                                        BENEFICIALLY    BENEFICIALLY
NAME OF BENEFICIAL OWNER                                   OWNED (1)        OWNED
-------------------------------------------------------------------------------------
Scott R. Silverman
400 Royal Palm Way, Palm Beach, FL 33480                     450,000        7.3%

J. Michael Norris
400 Royal Palm Way, Palm Beach, FL 33480                        --           --

Daniel E. Penni
260 Eliot Street, Ashland, MA 01721                             --           --

Dennis G. Rawan
400 Royal Palm Way, Palm Beach, FL 33480                        --           --

Constance K. Weaver
295 North Maple Ave, Basking Ridge, NJ 07920                    --           --

Michael S. Zarriello
400 Royal Palm Way, Palm Beach, FL 33480                        --           --

Richard J. Sullivan
400 Royal Palm Way, Palm Beach, FL 33480                        --           --

Kevin H. McLaughlin
400 Royal Palm Way, Palm Beach, FL 33480                     350,000        5.7%

Michael E. Krawitz
400 Royal Palm Way, Palm Beach, FL 33480                     450,000        7.3%

Evan C. McKeown
400 Royal Palm Way, Palm Beach, FL 33480                        --           --

Peter Zhou
5750 Division Street, Riverside, CA 92506                         --         --

All directors and executive officers as a group (12        1,250,000       20.3%
persons)

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

      The following table sets forth information regarding beneficial ownership of our wholly owned subsidiary, VeriChip Corporation, by each of our directors and by each executive officer named in the summary compensation table and by all the directors and executive officers as a group as of March 10, 2004:

                                                          NUMBER OF
                                                          SHARES OF      PERCENT OF
                                                           COMMON          COMMON
                                                            STOCK          STOCK
                                                        BENEFICIALLY    BENEFICIALLY
        NAME OF BENEFICIAL OWNER                          OWNED (1)        OWNED
--------------------------------------------------------------------------------------
Scott R. Silverman                                           950,000        4.2%
400 Royal Palm Way, Palm Beach, FL 33480

J. Michael Norris                                               --           --
400 Royal Palm Way, Palm Beach, FL 33480

Daniel E. Penni                                              100,000         *
260 Eliot Street, Ashland, MA 01721

Dennis G. Rawan                                                 --           --
400 Royal Palm Way, Palm Beach, FL 33480

Constance K. Weaver                                          100,000         *
295 North Maple Ave, Basking Ridge, NJ 07920

Michael S. Zarriello                                            --           --
400 Royal Palm Way, Palm Beach, FL 33480

Richard J. Sullivan                                          100,000 (2)     *
400 Royal Palm Way, Palm Beach, FL 33480

Kevin H. McLaughlin                                          100,000         *
400 Royal Palm Way, Palm Beach, FL 33480

Michael E. Krawitz                                           940,000        4.1%
400 Royal Palm Way, Palm Beach, FL 33480

Evan C. McKeown                                              200,000         *
400 Royal Palm Way, Palm Beach, FL 33480

Peter Zhou                                                   100,000         *
5750 Division Street, Riverside, CA 92506

All directors and executive officers as a group (12        2,655,000       11.8%
persons)

--------------

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

      The following table sets forth information regarding beneficial ownership of our wholly owned subsidiary, Thermo Life Energy Corp., by each of our directors and by each executive officer named in the summary compensation table and by all the directors and executive officers as a group as of March 10, 2004:


                                                          NUMBER OF
                                                          SHARES OF      PERCENT OF
                                                           COMMON          COMMON
                                                            STOCK          STOCK
                                                        BENEFICIALLY    BENEFICIALLY
        NAME OF BENEFICIAL OWNER                          OWNED (1)        OWNED
--------------------------------------------------------------------------------------
Scott R. Silverman                                           750,000        3.3%
400 Royal Palm Way, Palm Beach, FL 33480

J. Michael Norris                                               --           --
400 Royal Palm Way, Palm Beach, FL 33480

Daniel E. Penni                                              200,000         *
260 Eliot Street, Ashland, MA 01721

Dennis G. Rawan                                              200,000         --
400 Royal Palm Way, Palm Beach, FL 33480

Constance K. Weaver                                          200,000         *
295 North Maple Ave, Basking Ridge, NJ 07920

Michael S. Zarriello                                            --           --
400 Royal Palm Way, Palm Beach, FL 33480

Richard J. Sullivan                                             --           --
400 Royal Palm Way, Palm Beach, FL 33480

Kevin H. McLaughlin                                          200,000         *
400 Royal Palm Way, Palm Beach, FL 33480

Michael E. Krawitz                                           750,000        3.3%
400 Royal Palm Way, Palm Beach, FL 33480

Evan C. McKeown                                              200,000         *
400 Royal Palm Way, Palm Beach, FL 33480

Peter Zhou                                                        --         --
5750 Division Street, Riverside, CA 92506

All directors and executive officers as a group (12        2,585,000       11.4%
persons)

--------------

* Represents less than 1% of the issued and outstanding shares of Thermo Life Energy Corp.'s common stock.

(1) This table includes presently exercisable stock options and options that are exercisable within sixty days of March 10, 2004, in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934. The following directors and executive officers hold the number of exercisable options set forth following their respective names; Scott R. Silverman - 750,000; Daniel E. Penni - 200,000; Dennis G. Rawan - 200,000; 3.3Constance K. Weaver - 200,000; Kevin H. McLaughlin - 200,000; Michael E. Krawitz - 750,000; Evan C. McKeown - 200,000; and all directors and officers as a group - 2,585,000.

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


                                EQUITY COMPENSATION PLAN INFORMATION

                                                (a)                     (b)                        (c)
Plan Category (1)                     Number of securities to    Weighted-average         Number of securities
                                      be issued upon exercise     exercise price         remaining available for
                                      of outstanding options,      per share of           future issuance under
                                        warrants and rights        outstanding             equity compensation
                                                                options, warrants           plans (excluding
                                                                    and rights           securities reflected in
                                                                                               column (a))
Equity compensation plans
approved by security holders                   2,491,530               $9.30                  1,352,376  (2)
Equity compensation plans not
approved by security holders                          --                  --                         --
                                ----------------------------------------------------------------------------
Total                                          2,491,530               $9.30                  1,352,376
                                ============================================================================


(1) A narrative description of the material terms of our equity compensation plans is set forth in Note 15 to our Consolidated Financial Statements.

(2) Includes 594,926 shares available for future issuance under our 1999 Employees Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      INDEBTEDNESS OF MANAGEMENT AND OTHERS

      Daniel E. Penni, a member of our Board of Directors, has executed a revolving line of credit promissory note in favor of Applied Digital Solutions Financial Corp., our subsidiary, in the amount of $450,000. The promissory note, which was executed on March 23, 1999, is payable on demand, with interest payable monthly on the unpaid principal balance at the rate equal to one percentage point above the base rate announced by State Street Bank and Trust Company (which interest rate shall fluctuate contemporaneously with changes in such base rate). On March 10, 2004, the interest rate equaled 5.0%. The largest amount outstanding of principal under the promissory note during 2002 was $420,000, and as of March 10, 2004, $390,000 was outstanding under the note. There was no interest due under the note as of March 10, 2004.

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

ITEM 14. PRINCIPAL ACCOUNTANTS SERVICES AND FEES

                            AUDIT AND NON-AUDIT FEES

      For the fiscal years ended December 31, 2003 and 2002, fees for services provided by Eisner LLP were as follows:


                                                                  2003           2002
                                                          --------------- ---------------
A.    Audit Fees                                                $467,546      $1,137,859

B.    Audit Related Fees (review of registration
        statements and other SEC filings)                        266,525         473,958

C.    Tax fees (tax-related services, including
      income tax advice regarding
      income taxes within the United States)                      25,166              --
                                                          --------------- ---------------

       Total Fees                                               $759,237      $1,611,817
                                                          =============== ===============

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1)THE FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE LISTED BELOW ARE INCLUDED IN THIS REPORT

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


DATE:  SEPTEMBER 22, 2004        APPLIED DIGITAL SOLUTIONS, INC. (REGISTRANT)

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

      ** - Filed herewith

                        APPLIED DIGITAL SOLUTIONS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

CONTENTS
--------------------------------------------------------------------------------

                                                                                                       PAGE
REPORT OF MANAGEMENT ...................................................................................F-2

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRMS............................................................F-3

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2003 AND 2002............................................F-5

CONSOLIDATED STATEMENTS OF OPERATIONS FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED
          DECEMBER 31, 2003.............................................................................F-6

CONSOLIDATED STATEMENTS OF PREFERRED STOCK, COMMON STOCK AND OTHER
          STOCKHOLDERS' EQUITY (DEFICIT) FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD
          ENDED DECEMBER 31, 2003.......................................................................F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED
          DECEMBER 31, 2003............................................................................F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................................................F-11

   SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS.......................................................F-78


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

The Audit Committee of the Company's Board of Directors has reviewed the audited financials statements with management and the outside auditors and has discussed with them their judgments of the financial statements. The Audit Committee has met periodically with the independent auditors and the vice president of internal audit without management present to ensure that the independent auditors and the vice president of internal audit have free access to the Committee. The Audit Committee has also discussed the judgments among themselves, without others present. As a result of these discussions, the Audit Committee, in reliance on review with management and discussions with the outside auditors, believes the financial statements are fairly presented in accordance with generally accepted accounting principles.

SCOTT R. SILVERMAN                             EVAN C. MCKEOWN

Chairman of the Board of Directors and         Senior Vice President and
Chief Executive Officer                        Chief Financial Officer

March 15, 2004


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

      We conducted our audits in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Applied Digital Solutions, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with the Standards of the Public Accounting Oversight Board (United States).

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

      As  discussed in Note 30 to the  consolidated  financial  statements,  the
Company retroactively restated the financial statements to reflect as discontinued operations a reporting unit previously included in continuing operations and disposed on April 19, 2004.

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

Eisner LLP

New York, New York
February 20, 2004

With respect to Note 17
March 1, 2004

With respect to the reverse stock split
April 5, 2004

With respect to the disposition of a reporting unit
April 19, 2004


        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Applied Digital Solutions, Inc.

In our opinion, the consolidated statements of operations, preferred stock, common stock and other stockholders' equity (deficit) and cash flows for the year ended December 31, 2001 listed in the index under Item 15(a)(1), present fairly, in all material respects, the results of operations and cash flows of Applied Digital Solutions, Inc. and its subsidiaries for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2001 listed in the index under Item 15(a)(1), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                         ASSETS                                                    DECEMBER 31,
                                                                                              ------------------------
                                                                                                 2003          2002
                                                                                              ---------      ---------
CURRENT ASSETS
   Cash and cash equivalents                                                                  $  10,161      $   5,809
   Restricted cash                                                                                  765             --
   Accounts receivable and unbilled receivables (net of allowance
      for doubtful accounts of $1,028 in 2003 and $1,158 in 2002)                                14,078         16,058
    Inventories                                                                                   9,444          6,352
    Notes receivable                                                                              1,658          2,801
    Other current assets                                                                          2,760          2,866
-----------------------------------------------------------------------------------------     ---------      ---------
TOTAL CURRENT ASSETS                                                                             38,866         33,886

PROPERTY AND EQUIPMENT, NET                                                                       8,228          8,432

NOTES RECEIVABLE, NET                                                                               504            758

GOODWILL, NET                                                                                    63,331         65,451

OTHER ASSETS, NET                                                                                 1,002          2,629
-----------------------------------------------------------------------------------------     ---------      ---------

                                                                                              $ 111,931      $ 111,156
=========================================================================================     =========      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Notes payable and current maturities of long-term debt                                    $   5,226      $  81,829
    Accounts payable                                                                             13,639          9,520
    Accrued interest                                                                                 --         10,149
    Other accrued expenses                                                                       22,517         17,106
    Put accrual                                                                                     200            200
    Net liabilities of Discontinued Operations                                                    8,294          6,531
-----------------------------------------------------------------------------------------     ---------      ---------
TOTAL CURRENT LIABILITIES                                                                        49,876        125,335

LONG-TERM DEBT AND NOTES PAYABLE                                                                  2,860          2,436
OTHER LONG-TERM LIABILITIES                                                                       3,430          1,055
-----------------------------------------------------------------------------------------     ---------      ---------

TOTAL LIABILITIES                                                                                56,166        128,826
-----------------------------------------------------------------------------------------     ---------      ---------
COMMITMENTS AND CONTINGENCIES
-----------------------------------------------------------------------------------------     ---------      ---------
MINORITY INTEREST                                                                                23,029         18,422
-----------------------------------------------------------------------------------------     ---------      ---------
PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred shares: Authorized 5,000 shares in 2003 and 2002 of $10 par value;
      special voting, no shares issued or outstanding in 2003 and 2002, Class B voting,
      no shares issued or outstanding in 2003 and 2002                                               --             --
    Common shares: Authorized 560,000 shares in 2003 and 435,000 shares in 2002 of
      $.01 par value; 41,220 shares issued and 41,126 shares outstanding in 2003 and                412            285
      28,507 shares issued and 28,413 shares outstanding in 2002
    Additional paid-in-capital                                                                  443,099        377,621
    Accumulated deficit                                                                        (413,923)      (417,066)
    Common stock warrants                                                                         5,650          5,650
    Treasury stock (carried at cost, 94 shares in 2003 and 2002)                                 (1,777)        (1,777)
    Accumulated other comprehensive income                                                          206             31
    Notes received for shares issued                                                               (931)          (836)
-----------------------------------------------------------------------------------------     ---------      ---------
TOTAL PREFERRED STOCK, COMMON STOCK, AND OTHER STOCKHOLDERS' EQUITY (DEFICIT)                    32,736        (36,092)
-----------------------------------------------------------------------------------------     ---------      ---------
                                                                                              $ 111,931      $ 111,156
=========================================================================================     =========      =========

            See the accompanying notes to consolidated financial statements.

                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------------
                                                                            2003           2002            2001
                                                                          ---------      ---------      ---------
PRODUCT REVENUE                                                           $  77,774      $  80,390      $ 113,147
SERVICE REVENUE                                                              15,213         18,095         43,340
------------------------------------------------------------------------- ---------      ---------      ---------
TOTAL REVENUE                                                                92,987         98,485        156,487
COST OF PRODUCTS SOLD                                                        59,538         58,969         87,508
COST OF SERVICES SOLD                                                         5,354          8,500         23,169
------------------------------------------------------------------------- ---------      ---------      ---------
GROSS PROFIT                                                                 28,095         31,016         45,810
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                                  55,880         65,681        102,316
RESEARCH AND DEVELOPMENT EXPENSE                                              6,255          4,130          8,783
GAIN ON EXTINGUISHMENT OF DEBT                                              (70,064)            --         (9,465)
ASSET IMPAIRMENT                                                              2,456         38,657         71,719
DEPRECIATION AND AMORTIZATION                                                 1,262          3,520         28,061
 (GAIN) LOSS ON SALES OF SUBSIDIARIES AND BUSINESS ASSETS                       330           (132)         6,058
INTEREST AND OTHER INCOME                                                      (919)        (2,340)        (2,076)
NTEREST EXPENSE                                                              22,587         17,477          8,555
------------------------------------------------------------------------- ---------      ---------      ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR
  INCOME TAXES, MINORITY INTEREST, LOSSES ATTRIBUTABLE TO CAPITAL
  TRANSACTIONS OF SUBSIDIARY AND EQUITY IN NET LOSS OF AFFILIATE             10,308        (95,977)      (168,141)
PROVISION FOR INCOME TAXES                                                    1,702            326         20,870
------------------------------------------------------------------------- ---------      ---------      ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY
   INTEREST, LOSSES ATTRIBUTABLE TO CAPITAL TRANSACTIONS
   OF SUBSIDIARY AND AND EQUITY IN NET LOSS OF AFFILIATE                      8,606        (96,303)      (189,011)
MINORITY INTEREST                                                            (4,132)       (11,579)          (718)
 NET LOSS ON CAPITAL TRANSACTIONS OF SUBSIDIARY                                 244          2,437             --
 LOSS ATTRIBUTABLE TO CHANGES IN MINORITY INTEREST AS A
  RESULT OF CAPITAL TRANSACTIONS OF SUBSIDIARY                                6,535          2,048             --
EQUITY IN NET LOSS OF AFFILIATE                                                  --            291            328
------------------------------------------------------------------------- ---------      ---------      ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                      5,959        (89,500)      (188,621)
INCOME FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES OF $0 IN 2001                                         (2,434)       (24,405)           213
CHANGE IN ESTIMATE ON LOSS ON DISPOSAL AND OPERATING
  LOSSES DURING THE PHASE OUT PERIOD                                           (382)         1,420        (16,695)
------------------------------------------------------------------------- ---------      ---------      ---------
NET INCOME (LOSS)                                                             3,143       (112,485)      (205,103)
PREFERRED STOCK DIVIDENDS AND OTHER                                              --             --          1,147
ACCRETION OF BENEFICIAL CONVERSION FEATURE OF
    REDEEMABLE PREFERRED STOCK - SERIES C                                        --             --          9,392
------------------------------------------------------------------------- ---------      ---------      ---------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                        $   3,143      $(112,485)     $(215,642)
========================================================================= =========      =========      =========

EARNINGS (LOSS) PER COMMON SHARE - BASIC
    INCOME (LOSS) FROM CONTINUING OPERATIONS                              $    0.17      $   (3.33)     $  (11.71)
    (LOSS) INCOME FROM DISCONTINUED OPERATIONS                                (0.08)         (0.85)         (0.97)
------------------------------------------------------------------------- ---------      ---------      ---------
NET INCOME (LOSS) PER COMMON SHARE - BASIC                                $    0.09      $   (4.18)     $  (12.68)
========================================================================= =========      =========      =========

EARNINGS (LOSS) PER COMMON SHARE - DILUTED
    INCOME (LOSS) FROM CONTINUING OPERATIONS                              $    0.16      $   (3.33)     $  (11.71)
    (LOSS) INCOME FROM DISCONTINUED OPERATIONS                                (0.08)         (0.85)         (0.97)
------------------------------------------------------------------------- ---------      ---------      ---------
NET INCOME (LOSS) PER COMMON SHARE - DILUTED                              $    0.08      $   (4.18)     $  (12.68)
========================================================================= =========      =========      =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                 36,178         26,923         17,001
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED               37,299         26,923         17,001
========================================================================= =========      =========      =========

        See the accompanying notes to consolidated financial statements.


                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF PREFERRED STOCK
              COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                               PREFERRED STOCK                  COMMON STOCK          ADDITIONAL
                                          -------------------------     -------------------------       PAID-IN-      ACCUMULATED
                                            NUMBER         AMOUNT         NUMBER         AMOUNT         CAPITAL         DEFICIT
                                          ----------     ----------     ----------     ----------     ----------      ----------
   BALANCE - DECEMBER 31, 2000                    --     $       --         10,306     $      103     $  266,573      $  (99,478)
   Net loss                                       --             --             --             --             --        (205,103)
   Comprehensive loss -
      Foreign currency translation                --             --             --             --             --              --
                                                                                                                      ----------
   Total comprehensive loss                       --             --             --             --             --        (205,103)
   Conversion of redeemable preferred
      shares to common shares                     --             --          6,481             65         14,485              --
   Accretion of beneficial conversion
      feature of redeemable preferred
      shares                                      --             --             --             --         (9,392)             --
   Dividends accrued on redeemable
      preferred stock                             --             --             --             --           (535)             --
   Beneficial conversion feature of
      redeemable preferred stock                  --             --             --             --          9,392              --
   Penalty paid by issuance of
      redeemable preferred stock                  --             --             --             --           (612)             --
   Stock option re-pricing                        --             --             --             --          5,274              --
   Stock option discounts                         --             --             --             --            246              --
   Issuance of warrants                           --             --             --             --            115              --
   Issuance of common shares                      --             --            763              8          1,980              --
   Issuance of common shares for
      software license purchase                   --             --            628              6         10,195              --
   Issuance of common shares for
      investment                                  --             --            332              3          8,070              --
   Issuance of common shares under
      earnout, put and price
      protection provisions of
      acquisition agreements                      --             --          6,181             61         27,030              --
   Common shares repurchased                      --             --             --             --             --              --
   Notes received for shares issued               --             --            554              6          9,368              --
   Note received for shares issued
     charged to bad debt expense                  --             --             --             --             --              --
                                          ----------     ----------     ----------     ----------     ----------      ----------

BALANCE - DECEMBER 31, 2001                       --     $       --         25,245     $      252     $  342,189      $ (304,581)
                                          ==========     ==========     ==========     ==========     ==========      ==========

                                                                         ACCUMULATED
                                             COMMON                          OTHER           NOTES           TOTAL
                                              STOCK        TREASURY      COMPREHENSIVE   RECEIVED FOR    STOCKHOLDERS'
                                             WARRANTS        STOCK       (LOSS) INCOME   SHARES ISSUED  EQUITY (DEFICIT)
                                            ----------     ----------      ----------      ----------      ----------
   BALANCE - DECEMBER 31, 2000              $    1,406     $   (2,803)     $     (729)     $   (4,510)     $  160,562
   Net loss                                         --             --              --              --        (205,103)
   Comprehensive loss -
      Foreign currency translation                  --             --             (18)             --             (18)
                                                                           ----------                      ----------
   Total comprehensive loss                         --             --             (18)             --        (205,121)
   Conversion of redeemable preferred
      shares to common shares                       --             --              --              --          14,550
   Accretion of beneficial conversion
      feature of redeemable preferred
      shares                                        --             --              --              --          (9,392)
   Dividends accrued on redeemable
      preferred stock                               --             --              --              --            (535)
   Beneficial conversion feature of
      redeemable preferred stock                    --             --              --              --           9,392
   Penalty paid by issuance of
      redeemable preferred stock                    --             --              --              --            (612)
   Stock option re-pricing                          --             --              --              --           5,274
   Stock option discounts                           --             --              --              --             246
   Issuance of warrants                          1,887             --              --              --           2,002
   Issuance of common shares                        --             --              --              --           1,988
   Issuance of common shares for
      software license purchase                     --             --              --              --          10,201
   Issuance of common shares for
      investment                                    --             --              --              --           8,073
   Issuance of common shares under
      earnout, put and price
      protection provisions of
      acquisition agreements                        --             --              --              --          27,091
   Common shares repurchased                        --         (4,600)             --              --          (4,600)
   Notes received for shares issued                 --          5,626              --         (15,000)             --
   Note received for shares issued
     charged to bad debt expense                    --             --              --           9,000           9,000
                                            ----------     ----------      ----------      ----------      ----------

BALANCE - DECEMBER 31, 2001                 $    3,293     $   (1,777)     $     (747)     $  (10,510)     $   28,119
                                            ==========     ==========      ==========      ==========      ==========

                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF PREFERRED STOCK
              COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)


                                                   PREFERRED STOCK                  COMMON STOCK         ADDITIONAL
                                              -------------------------     -------------------------      PAID-IN-     ACCUMULATED
                                                NUMBER         AMOUNT         NUMBER         AMOUNT        CAPITAL        DEFICIT
                                              ----------     ----------     ----------     ----------    ----------     ----------
BALANCE - DECEMBER 31, 2001
   (BROUGHT FORWARD)                                 --      $      --        25,245      $     252      $ 342,189      $(304,581)
   Net loss                                          --             --            --             --             --       (112,485)
   Comprehensive loss -
      Foreign currency translation                   --             --            --             --             --             --
                                                                                                                        ----------
   Total comprehensive loss                          --             --            --             --             --       (112,485)
   Expiration of redeemable preferred
      stock option - Series C                        --             --            --             --          5,180             --
  Adjustment for notes received for
      shares issued                                                                                         (4,424)
   Allowance for uncollectible portion
      of notes received for shares issued            --             --            --             --             --             --
   Collection of notes received
      for shares issued                              --             --            --             --             --             --
   Treasury stock transaction                        --             --            --             --          1,878             --
   Retirement of treasury stock                      --             --           (98)            (1)        (1,878)            --
   Shares issuable for settlement of                 --             --            --             --             63             --
   liability
   Obligation for shares issuable in
      settlement of liability                        --             --            --             --            (63)            --
   Stock option re-pricing                           --             --            --             --            254             --
  Stock options - Digital Angel                      --             --            --             --         18,800             --
   Corporation
   Stock options - VeriChip Corporation                                                                        200             --
   Issuance of warrants                              --             --            --             --             --             --
   Issuance of warrants - Digital
     Angel Corporation                               --             --            --             --            163             --
   Issuance of warrants - VeriChip                   --             --            --             --
     Corporation                                     --             --            --             --             44             --
   Remeasurement of warrants-

      Digital Angel Corporation                      --             --            --             --          1,066             --
   Issuance of common shares for exercise
   of stock options                                  --             --           746              8          1,169             --
   Issuance of common shares and options
      for services, compensation and other           --             --         2,614             26         12,979             --
                                              ---------      ---------     ---------      ---------      ---------      ---------
BALANCE - DECEMBER 31, 2002                          --      $      --        28,507      $     285      $ 377,621      $(417,066)
                                              =========      =========     =========      =========      =========      =========

                                                                              ACCUMULATED
                                                  COMMON                         OTHER           NOTES           TOTAL
                                                  STOCK        TREASURY      COMPREHENSIVE   RECEIVED FOR    STOCKHOLDERS'
                                                 WARRANTS        STOCK       (LOSS) INCOME   SHARES ISSUED  EQUITY (DEFICIT)
                                                ----------     ----------    -------------   -------------  ---------------
BALANCE - DECEMBER 31, 2001
   (BROUGHT FORWARD)                             $   3,293      $  (1,777)     $    (747)     $ (10,510)       $  28,119
   Net loss                                             --             --             --             --         (112,485)
   Comprehensive loss -
      Foreign currency translation                      --             --            778             --              778
                                                                               ---------                       ---------
   Total comprehensive loss                             --             --            778             --         (111,707)
   Expiration of redeemable preferred
      stock option - Series C                           --             --             --             --            5,180
  Adjustment for notes received for
      shares issued                                                                               4,424               --
   Allowance for uncollectible portion
      of notes received for shares issued               --             --             --          4,094            4,094
   Collection of notes received
      for shares issued                                 --             --             --          1,156            1,156
   Treasury stock transaction                           --         (1,878)            --             --               --
   Retirement of treasury stock                         --          1,878             --             --               --
   Shares issuable for settlement of                    --             --             --             --               63
   liability
   Obligation for shares issuable in
      settlement of liability                           --             --             --             --              (63)
   Stock option re-pricing                              --             --             --             --              254
  Stock options - Digital Angel                         --             --             --             --           18,800
   Corporation
   Stock options - VeriChip Corporation                 --             --             --             --              200
   Issuance of warrants                              2,357             --             --             --            2,357
   Issuance of warrants - Digital
     Angel Corporation                                  --             --             --             --              163
   Issuance of warrants - VeriChip
     Corporation                                        --             --             --             --               44
   Remeasurement of warrants-

      Digital Angel Corporation                         --             --             --             --            1,066
   Issuance of common shares for exercise
   of stock options                                     --             --             --             --            1,177
   Issuance of common shares and options
      for services, compensation and other              --             --             --             --           13,005
                                                 ---------      ---------      ---------      ---------        ---------
BALANCE - DECEMBER 31, 2002                      $   5,650      $  (1,777)     $      31      $    (836)       $ (36,092)
                                                 =========      =========      =========      =========        =========

                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF PREFERRED STOCK
              COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)


                                                    PREFERRED STOCK                COMMON STOCK         ADDITIONAL
                                               -----------------------     -------------------------      PAID-IN-      ACCUMULATED'
                                                 NUMBER       AMOUNT         NUMBER         AMOUNT        CAPITAL         DEFICIT
                                               ----------   ----------     ----------     ----------    ----------      ------------
BALANCE - DECEMBER 31, 2002
   (BROUGHT FORWARD)                                 --     $       --         28,507     $      285    $  377,621      $ (417,066)
   Net income                                        --             --             --             --            --           3,143
   Comprehensive income
      Foreign currency translation                   --                            --             --            --              --
                                                                                                                        ----------
   Total comprehensive income                        --             --             --             --            --           3,143
   Adjustment to allowance for uncollectible
     portion of notes received for shares            --             --             --             --            --              --
     issued
   Stock option re-pricing                           --             --             --             --        (1,340)             --
   Stock options - VeriChip Corporation                                                                        188              --
   Issuance of warrants - Digital
     Angel Corporation                               --             --             --             --         1,055              --
   Issuance of common shares                         --             --          9,645             96        28,803              --
   Liability to be settled in common                 --             --             --             --        17,966              --
    stock
   Issuance of common shares under earnout
     provision of acquisition agreement              --             --             96              1           407              --
   Issuance of common shares to settle
     convertible debt                                --             --          2,770             28         9,711              --
   Beneficial conversion feature of
     convertible, exchangeable debentures            --             --             --             --         7,652              --
   Issuance of common shares and options
      for services, compensation and other           --             --            202              2         1,036              --
                                               --------     ----------     ----------     ----------    ----------      ----------

BALANCE - DECEMBER 31, 2003                          --     $       --         41,220     $      412    $  443,099      $ (413,923)
                                               ========     ==========     ==========     ==========    ==========      ==========

                                                                                ACCUMULATED
                                                   COMMON                          OTHER           NOTES           TOTAL
                                                    STOCK         TREASURY      COMPREHENSIVE   RECEIVED FOR    STOCKHOLDERS'
                                                   WARRANTS         STOCK      (LOSS) INCOME   SHARES ISSUED  EQUITY (DEFICIT)
                                                  ----------     ----------    -------------   -------------  ---------------
BALANCE - DECEMBER 31, 2002
   (BROUGHT FORWARD)                              $    5,650     $   (1,777)     $       31     $     (836)     $  (36,092)
   Net income                                             --             --              --             --           3,143
   Comprehensive income
      Foreign currency translation                        --             --             175             --             175
                                                                                 ----------                     ----------
   Total comprehensive income                             --             --             175             --           3,318
   Adjustment to allowance for uncollectible
     portion of notes received for shares                 --             --              --            (95)            (95)
     issued
   Stock option re-pricing                                --             --              --             --          (1,340)
   Stock options - VeriChip Corporation                  --              --              --             --             188
   Issuance of warrants - Digital
     Angel Corporation                                    --             --              --             --           1,055
   Issuance of common shares                              --             --              --             --          28,899
   Liability to be settled in common                      --             --              --             --          17,966
    stock
   Issuance of common shares under earnout
     provision of acquisition agreement                   --             --              --             --             408
   Issuance of common shares to settle
     convertible debt                                     --             --              --             --           9,739
   Beneficial conversion feature of
     convertible, exchangeable debentures                 --             --              --             --           7,652
   Issuance of common shares and options
      for services, compensation and other                --             --              --             --           1,038
                                                  ----------     ----------      ----------     ----------      ----------

BALANCE - DECEMBER 31, 2003                       $    5,650     $   (1,777)     $      206     $     (931)     $   32,736
                                                  ==========     ==========      ==========     ==========      ==========

See the accompanying notes to consolidated financial statements.


                APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                             ---------------------------------------
                                                                               2003            2002           2001
                                                                             ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                        $   3,143      $(112,485)     $(205,103)
    Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
         Asset impairment                                                        2,456         38,657         71,719
         Loss (income) from discontinued operations                              2,816         22,985         16,482
         Depreciation and amortization                                           1,891          4,364         28,899
         Stock-based interest expense                                           13,178          5,760             --
         Deferred income taxes                                                   1,236            (69)        21,435
         (Recovery) impairment of notes receivable                                  (5)         4,472         21,873
         Interest income on notes received for shares issued                        --           (475)            --
      Net loss on capital transactions of subsidiary                               244          2,437             --
         Loss attributable to changes in minority interest as a result
      of capital transactions of subsidiary                                      6,535          2,048             --
         Non-cash gain from extinguishment of debt                             (70,064)            --         (9,465)
         Minority interest                                                      (4,132)       (11,579)          (718)
         Loss (gain) on sale of subsidiaries and business assets                   330           (132)         6,058
         Loss (gain) on sale of equipment and assets                                15           (406)            --
         Stock-based compensation and administrative expenses                   16,835         20,143          5,274
         Equity in net loss of affiliate                                            --            291            328
         Issuance of stock for services                                            262          2,958             --
      Increase in restricted cash                                                 (765)            --             --
         Net change in operating assets and liabilities                         14,848         17,225         28,365
         Net cash (used in) provided by discontinued operations                   (224)          (108)        (3,127)
------------------------------------------------------------------------     ---------      ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES                                          (11,401)        (3,914)       (17,980)
------------------------------------------------------------------------     ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in notes receivable                                                 1,795          3,155          1,299
    Received from buyers of divested subsidiaries                                   --          2,625             --
    Proceeds from sale of property and equipment                                    15          3,535          1,347
    Proceeds from sale of subsidiaries and business assets                          --          1,382          1,673
    Payments for property and equipment                                         (1,409)        (1,858)        (2,757)
    Payment for asset and business acquisition (net of cash balances
    acquired)                                                                       --           (261)            --
    Decrease in other assets                                                        46            210            944
    Net cash (used in) provided by discontinued operations                         200           (714)           208
------------------------------------------------------------------------     ---------      ---------      ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                          647          8,074          2,714
------------------------------------------------------------------------     ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net amounts (paid) borrowed on notes payable                               (26,987)        (4,648)        13,981
    Proceeds on long-term debt                                                  12,035            377            553
    Payments for long-term debt                                                   (736)        (1,422)        (2,485)
    Other financing costs                                                         (587)          (798)          (375)
    Issuance of common shares and warrants                                      29,858          1,695            678
    Collection of notes receivable for shares issued                                --          1,156             --
    Proceeds from subsidiary issuance of common stock                            2,404            630            126
    Stock issuance costs                                                          (959)          (518)          (798)
    Net cash used in discontinued operations                                       (50)           703           (757)
------------------------------------------------------------------------     ---------      ---------      ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             14,978         (2,825)        10,923
------------------------------------------------------------------------     ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             4,224          1,335         (4,343)

EFFECT OF EXCHANGE RATES CHANGES ON CASH
  AND CASH EQUIVALENTS                                                             128            778             --
------------------------------------------------------------------------     ---------      ---------      ---------
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                    5,809          3,696          8,039
------------------------------------------------------------------------     ---------      ---------      ---------

CASH AND CASH EQUIVALENTS - END OF YEAR                                      $  10,161      $   5,809      $   3,696
========================================================================     =========      =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Income taxes paid (refunds received)                                     $   1,027      $    (971)     $  (2,227)
    Interest paid                                                                2,346          3,778          4,071
------------------------------------------------------------------------     ---------      ---------      ---------

           See the accompanying notes to consolidated financial statements.

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

Sale of Medical Systems' Assets

Medical Systems represented the business operations of Medical Advisory Systems, Inc., referred to as MAS, which was acquired on March 27, 2002. The acquisition of MAS is more fully described in Note 3. Digital Angel Corporation sold the business assets of Medical Systems during the second quarter of 2004, and accordingly, its financial condition, results of operations and cash flows are now included as part of the Company's Discontinued Operations, and prior periods have been restated. See Notes 20 and 30.

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

The reduced settlement payment of the Company's debt obligations to IBM Credit LLC ("IBM Credit"), the conversion to equity of its obligations under the Debentures, and the sale of 3.0million shares of the Company's common stock under its 3.0 million share offering, have been major factors mitigating concerns that existed about the Company's ability to continue as a going concern. The Company's profitability and liquidity depend on many factors including the success of its marketing programs, the maintenance and reduction of expenses and its ability to successfully develop and bring to market its new products and technologies. The Company has established a management plan intending to guide it in achieving profitability and positive cash flows over the next twelve months; however, no assurance can be given that such plan will be realized. The major components of the plan are discussed in Note 2.

During the last half of 2001 and during 2002, the Company sold or closed many of the businesses the Company had acquired that it believed did not enhance its strategy of becoming an advanced technology development company. The Company has emerged from being a supplier of computer hardware, software and telecommunications products and services to becoming an advanced technology company that focuses on a range of life enhancing, personal safeguard technologies, early warning alert systems, miniaturized power sources and security monitoring systems combined with the comprehensive data management services required to support them. The Company has five such products in various stages of development. They are:


      o Digital AngelTM, a device used for monitoring and tracking people and objects;

      o     Thermo LifeTM, a thermoelectric generator;

      o     VeriChipTM,   a  human  implantable  radio  frequency   verification
            microchip that can be used for security, financial, personal identification/safety and other applications;

      o Bio-ThermoTM, a temperature-sensing implantable microchip for use in pets, livestock and other animals; and

      o Personal Locating Device ("PLD"), an implantable global positioning system ("GPS") location device.

BUSINESS SEGMENTS

As a result of the merger of pre-merger Digital Angel and MAS on March 27, 2002, (which is more fully described in Note 3), the significant restructuring of the Company's business during 2002 and 2001, and the Company's emergence as an advanced technology development company, the Company re-evaluated and realigned its reporting segments. Effective as of January 1, 2002, the Company operates in three business segments: Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc. Prior to January 1, 2002, the Company was organized into three segments: Applications, Services and Advanced Wireless. Prior period information has been restated to present the Company's reportable segments on a comparative basis.

ADVANCED TECHNOLOGY SEGMENT

The business units comprising the Company's Advanced Technology segment represent those business units that the Company believes will provide the necessary synergies, support and infrastructure to allow it to develop, promote and fully integrate its advanced technology products and services. Its customer base includes governmental agencies, commercial operations, and consumers. As of December 31, 2003, 2002 and 2001, revenues from this segment were $44.6 million, $41.9 million and $44.6 million, respectively, and accounted for 48.0%, 42.6% and 28.5%, respectively, of the Company's total revenues. The principal products and services in this segment are as follows:

      o     Voice, data and video telecommunications networks;

      o     Call center and customer relationship management software;

      o     Networking products and services (in 2002 and 2001);

      o     Website design and Internet access;

      o     Miniaturized implantable verification chip (VeriChipTM);

      o     Miniaturized power generator (Thermo Life TM); and

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

Before March 27, 2002, the business of Digital Angel Corporation was operated in four segments: Animal Tracking, Digital Angel Technology, Digital Angel Delivery System, and Radio Communications and Other. With the acquisition of MAS on March 27, 2002, Digital Angel Corporation re-organized into the following four segments: Animal Applications (formerly Animal Tracking), Wireless and Monitoring (a combination of the former Digital Angel Technology and the Digital Angel Delivery System segments), GPS and Radio Communications (formerly Radio Communications and Other), and Medical Systems (formerly Physician Call Center and Other). With the acquisition on January 22, 2004 of OuterLink Corporation, referred to as OuterLink, Digital Angel Corporation further realigned its segments and effective January 1, 2004, it began operating in three segments:
Animal Applications, GPS and Radio Communications and Medical Systems. The new GPS and Radio Communications segment consists of the GPS and Radio Communications, Wireless and Monitoring and OuterLink divisions. The acquisition of OuterLink is more fully described in Note 30. The Company refers to Digital Angel Corporation's operations in terms of its divisions: Animal Application, GPS and Radio Communications, Wireless and Monitoring, OuterLink and Medical Systems. The business assets associated with the Medical Systems operations, which represented the business activity of MAS, were sold during the second quarter of 2004, and accordingly, the financial condition, results of operations and cash flows of Medical Systems have been restated and are now presented as part of Discontinued Operations. See Note 20.

The Animal Applications division develops, manufactures, and markets a broad line of electronic and visual identification devices for the companion animal, livestock, laboratory animal, fish and wildlife markets worldwide. The principal technologies employed by the Animal Applications division are electronic ear tags and implantable microchips that use radio frequency transmission. The Animal Applications division's pet identification system involves the insertion of a microchip with identifying information in the animal. Readers at animal shelters, veterinary clinics and other locations can determine the animal's owner and other information. This pet identification system is marketed in the United States by Schering-Plough Pharmaceutical under the brand name "Home Again(TM)," in Europe by Merial Pharmaceutical, and in Japan by Dainippon Pharmaceutical. Digital Angel Corporation has distribution agreements with a variety of other companies outside the United States to market its products. It has an established infrastructure with readers placed in approximately seventy thousand global animal shelters and veterinary clinics. Over 2.0 million companion animals in the United States have been enrolled in the database, and more than five thousand pet recoveries occur in the United States each month. Digital Angel Corporation's Bio-Thermo TM product is included in this division.

The Wireless and Monitoring division develops and markets advanced technology to gather location and local sensory data and to communicate that data to an operations center. This technology, which is referred to as the "Digital Angel(TM) technology," is the integration and miniaturization into marketable products of three technologies: wireless communications (such as cellular), sensors (including bio-sensors) and position location technology (GPS and other systems). The Digital AngelTM technology continues to be in the development stage, and the Company is uncertain when this technology will be incorporated into its products. The first Digital AngelTM technology product, a bio-sensor chip linked to GPS in a watch/pager device, was marketed from November 2001 to the fourth quarter of 2002. This technology has not generated any significant revenue through December 31, 2003.


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

Sales of the Animal Applications division's products were $23.9 million, $21.0 million and $22.2 million, respectively, and represented 70.6%, 64.7% and 60.3% of the total revenue from this segment during 2003, 2002 and 2001, respectively. Sales of the GPS and Radio Communications division's products were $10.4 million, $10.0 million and $11.1 million, respectively, and represented 30.5%, 30.9% and 30.2% of this segment's revenue during 2003, 2002 and 2001, respectively.

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

As of December 31, 2003, 2002 and 2001, revenues from this segment accounted for 15.5%, 23.1% and 21.9%, respectively, of the Company's total revenues. The principal products and services in this segment were computer hardware and computer services. The majority of InfoTech USA, Inc.'s revenue during 2003, 2002 and 2001 was derived from sales of computer hardware, which provided approximately 80.3%, 88.3% and 89.2% of InfoTech USA, Inc.'s revenue in 2003, 2002 and 2001, respectively. InfoTech's USA, Inc.'s services consist of IT consulting, installation, project management, design and deployment, computer maintenance and other professional services. No single service accounted for more than 10% of InfoTech's total revenue during 2003, 2002 and 2001.

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

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Intangible Assets ("FAS 142"). FAS 142 eliminates the amortization of goodwill. Intangible assets deemed to have an indefinite life under FAS 142, such as goodwill, are no longer amortized, but instead reviewed at least annually for impairment. Intangible assets with finite lives are amortized over the useful life. Other than goodwill, the Company does not have any intangible assets with indefinite lives. As part of the implementation of FAS 142, the Company was required to complete a transitional impairment test of goodwill and other intangible assets. There was no impairment of goodwill upon the adoption of FAS 142. Annually, the Company tests its goodwill and intangible assets for impairment as a part of its annual business planning cycle. Based upon this annual test, the Company recorded a goodwill impairment charge of approximately $2.2 million in the fourth quarter of 2003 for goodwill associated with the Company's InfoTech USA, Inc. segment, and it recorded a goodwill impairment charge of $31.5 million in the fourth quarter of 2002 for goodwill associated with its Digital Angel Corporation segment. (During the fourth quarters of 2003 and 2002, the Company also recorded goodwill impairment charges of $2.4 million and $30.7 million, respectively, and during the fourth quarter of 2003, it incurred an impairment charge of $0.6 million for other intangible assets, all of which were related to Medical Systems, and all of which are now included in the loss from Discontinued Operations). Future events, such as market conditions or operational performance of the Company's acquired businesses, could cause the Company to conclude that additional impairment exists. Any resulting impairment loss could also have a material adverse impact on the Company's financial condition and results of operations. See Notes 8 and 18.


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

Monitoring Services

When offered, monitoring services will be sold as a stand-alone contract and treated as a separate earnings process from product sales. Revenue from this service will be recognized on a straight-line basis over the term of the service agreement. Since the final use of the product is unknown at the time it is shipped to the distributor, end users will have the option of choosing from a number of non-proprietary monitoring services or to choose none at all. Therefore, the monitoring services are not essential to the functionality of all chips, and the Company will not attempt to bundle the revenue from the sale of chips with potential future revenues from a monitoring service.

DIGITAL ANGEL CORPORATION SEGMENT REVENUE RECOGNITION

For product sales, Digital Angel Corporation recognizes revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Digital Angel Corporation's accounting policy regarding vendor and post contract support obligations is based on the terms of the customers' contracts, and billable upon occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized. Digital Angel Corporation does not offer a warranty policy for services to customers. It is Digital Angel Corporation's policy to record contract losses in their entirety in the period in which such losses are foreseeable. For non-fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to realizable value, if necessary. Revenues from contracts that provide services are recognized ratably over the term of the contract. Fixed fee revenues from contracts for services are recorded when earned and exclude reimbursable costs. Reimbursable costs incurred in performing such services are presented on a net basis and include transportation and communication costs. Other revenues are recognized at the time the service or goods are provided.

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


The  following  table  illustrates  the effect on net  income  (loss) and income
(loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for options granted under its plans as well as to the plans of its subsidiaries:

                                                                  YEAR ENDED DECEMBER 31
                                                  --------------------------------------------------
                                                         2003             2002             2001
                                                  --------------------------------------------------
Net income (loss) available to common                $     3,143      $  (112,485)     $  (215,642)
   shareholders, as reported
  Add back (deduct): Total stock-based employee
  compensation expense determined under APB 25
  for all awards, net of related tax effects (1)          (1,304)          19,318            5,256
  Deduct: Total stock-based employee
  compensation expense determined under fair
  value-based method for all awards, net of
  related tax effects (2)                                 (5,194)         (23,558)          (4,450)
                                                  --------------------------------------------------

  Pro forma net loss                                 $    (3,355)     $  (116,725)     $  (214,836)
                                                  ==================================================

  Income (loss) per share:
           Basic--as reported                        $      0.09      $     (4.18)     $    (12.68)
           Basic--pro forma                          $     (0.09)     $     (4.34)     $    (12.64)
           Diluted--as reported                      $      0.08      $     (4.18)     $    (12.68)
           Diluted--pro forma                        $     (0.09)     $     (4.34)     $    (12.64)


(1) For 2003, 2002 and 2001, amounts include $0.0 million, $18.9 million and $0.0 million of compensation expense, respectively, associated with subsidiary options.

(2) For 2003, 2002 and 2001, amounts include $4.4 million, $20.5 million and $0.3 million of compensation expense, respectively, associated with subsidiary options.

The weighted average per share fair values of grants made in 2003, 2002 and 2001 for the Company's incentive plans were $2.70, $1.90 and $3.60, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:


                                         2003           2002           2001
                                      ------------------------------------------
Estimated option life                  7.9 years       5.5 years       5 years
Risk free interest rate                     3.69%           2.89%         4.49%
Expected volatility                        69.24%          76.00%        68.75%
Expected dividend yield                     0.00%           0.00%         0.00%


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

In June 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement was required with the beginning of fiscal year 2003. The Company adopted this statement on January 1, 2003. The adoption of FAS 146 did not have any impact on the Company's financial position or results of operations. The Company has recorded the costs associated with its Medical Systems operations, which were disposed of during the three-months ended June 30, 2004, in accordance with the provisions of FAS 146.

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

      o To attempt to produce additional cash flow and revenue from its advanced technology products - Digital AngelTM, Thermo LifeTM, VeriChipTM, Bio-ThermoTM and PLD;

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

During the three-months ended June 30, 2004, Digital Angel Corporation's Board of Directors approved a plan to sell the Medical Systems operations, which were acquired on March 27, 2002, and the business assets of Medical Systems were sold effective April 19, 2004. The land and building associated with Medical Systems were sold in a separate transaction on July 31, 2004. Medical Systems was one of the Company's reporting units in accordance with FAS 142. Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as Discontinued Operations in the financial statements, and the prior periods have been restated. As a result, unaudited pro forma results of operations for 2002 have not been provided.


NET LOSS ON CAPITAL TRANSACTIONS OF SUBSIDIARY AND LOSS ATTRIBUTABLE TO CHANGES IN MINORITY INTEREST AS A RESULT OF CAPITAL TRANSACTIONS OF SUBSIDIARY

During 2003, the Company recorded a loss of $0.2 million on the issuances of 2.3 million shares of Digital Angel Corporation's common stock resulting from the exercise of stock options. During 2002, the Company recorded a net loss of $2.4 million, comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million pre-merger Digital Angel options, a gain of approximately $4.7 million from the deemed sale of 22.85% of the AWG, as a result of the merger with MAS, and a loss of $2.0 million on the issuances of
1.1 million shares of Digital Angel Corporation common stock resulting primarily from the exercise of stock options. The losses on the issuances of stock represent the difference between the carrying amount of the Company's pro-rata share of its investment in Digital Angel Corporation and the proceeds from the issuances of the stock. In addition, during 2003 and 2002, the Company recorded a loss of $6.5 million and $2.0 million, respectively, attributable to changes in its minority interest ownership of Digital Angel Corporation as a result of the stock issuances. The details and the impact of Digital Angel Corporation's stock issuances during 2003 and 2002 were as follows:


====================================================================================================
                                                                                For the Year Ended
                                                                                   December 31,
                                                                   ---------------------------------
                                                                     2003        2002          2001
                                                               (in thousands, except per share amounts)
Issuances of common stock for stock option exercises                 2,323       2,452            --
Issuances of common stock for services                                  --          98            --
                                                                   ---------------------------------
Total issuances of common stock                                      2,323       2,550            --
                                                                   =================================
Proceeds from stock issuances                                      $ 2,404     $ 1,192            --
                                                                   =================================

Average price per share                                            $  1.03     $  0.47            --
                                                                   =================================

Beginning ownership percentage of Digital Angel Corporation          73.91%      100.0%           --
Ending ownership percentage of Digital Angel Corporation (1)          66.9%      73.91%           --
                                                                   ---------------------------------

Change in ownership percentage (1)                                    7.01%      26.09%           --
                                                                   =================================

Loss on the issuances of stock by Digital Angel Corporation        $   244     $ 7,192            --
Gain on the sale of AWG (1)                                             --      (4,755)           --
                                                                   ---------------------------------

Net loss on capital transactions of subsidiary (2)                 $   244     $ 2,437
                                                                   =================================

Loss  attributable to changes in minority interest as a result
   of capital transactions of subsidiary (2)                       $ 6,535     $ 2,048            --
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

As of December 31, 2003, the Company owned approximately 66.9% of the outstanding common stock of Digital Angel Corporation. Digital Angel Corporation has outstanding options and warrants and it has issued debt and preferred stock, which are convertible into shares of its common stock. If all of the outstanding options and warrants and all of the convertible debt and preferred stock were converted into shares of Digital Angel Corporation's common stock, the Company's ownership would be less than 50%. The Company desires to maintain a controlling interest in Digital Angel Corporation, and therefore, the Company may enter into additional share exchange agreements with Digital Angel Corporation, or it may elect in the future to buy back a portion of the outstanding shares of Digital Angel Corporation's common stock that is does not currently own.

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


4.    INVENTORIES

Inventories consist of the following:


                                                               DECEMBER 31,
                                                               ------------

                                                             2003        2002
                                                             ----        ----
                                                              (in thousands)

Raw materials                                              $ 1,982     $ 1,725
Work in process                                              2,723       1,447
Finished goods                                               6,598       4,602
---------------------------------------------------------- -------     -------
                                                            11,303       7,774
Less:  Allowance for excess and obsolescence                 1,859       1,422
---------------------------------------------------------- -------     -------

                                                           $ 9,444     $ 6,352
========================================================== =======     =======


5.    NOTES RECEIVABLE

Notes receivable consist of the following:

                                                                                              DECEMBER 31,
                                                                                              ------------

                                                                                       2003                     2002
                                                                                -----------------------------------------
                                                                                             (in thousands)
Due from purchaser of subsidiary, collateralized by pledge of rights to distributions from a joint venture of the purchaser and an unrelated entity, bears interest at the London Interbank Offered Rate plus 1.65%, payable in quarterly installments of principal and interest totaling
$332.  Allowance of $25 reflected in allowance for bad debts in 2003.                 $   436                  $ 1,023

Due from purchaser of four subsidiaries, bears interest at 5%, interest payable quarterly, principal due October 2004.  Allowance of
$2,700 reflected in allowance for bad debts in 2002.                                       --                    2,700

Due from purchaser of subsidiary, collateralized by pledge of investment securities, bears interest at prime, interest payable semi-annually, principal due November 2004. Allowance of $2,328
reflected in allowance for bad debts in 2003 and 2002.                                  2,328                    2,328

Due from purchaser of subsidiary, collateralized by pledge of investment securities, principal payable in monthly installments of
$33. Balance due December 2004.                                                           397                        --

Due from officers, directors and employees of the Company, unsecured, bears interest at varying interest rates, due on demand.  Allowance of
$90 reflected in allowance for bad debts in 2003.                                         653                      677

Due from individuals and corporations, bearing interest at varying rates above prime, secured by business assets, personal guarantees, and
securities, due various dates through July 2004.                                           31                      858

Due from purchaser of divested subsidiary, collateralized by business assets, bears interest at 8%, payable in monthly installments of principal and interest of $10, balance due in February 2006.  Allowance
of $1,266 reflected in allowance for bad debts in 2003 and 2002.                        1,266                    1,266


                                                                                              DECEMBER 31,
                                                                                              ------------

                                                                                       2003                     2002
                                                                                -----------------------------------------
                                                                                             (in thousands)

Due from purchaser of divested subsidiary, collateralized by personal guarantee and securities of the purchaser, bears interest at prime plus 1%, payable in monthly installments of interest only through March 2003, and then payable in
monthly installments of principal and interest of $11 through December 2007.              412                      497

Due from purchaser of divested subsidiary, collateralized, bears interest at 5%, payable in monthly payments of interest, and annual
payments of principal through March 2005.                                                 318                      478

Due from purchaser of business assets, secured by maker's assets, bears interest at 8.7% and provides for monthly payments of principal and interest equal to 10% of the maker's net cash revenue for each preceding month, balance
due October 2001. Allowance of $373 reflected in allowance for bad debts in 2002.          --                      373

Other                                                                                      30                       26
------------------------------------------------------------------------------------------------------------------------
                                                                                        5,871                   10,226
Less:  Allowance for bad debts                                                          3,709                    6,667
Less:  Current portion                                                                  1,658                    2,801
------------------------------------------------------------------------------------------------------------------------

                                                                                       $  504                   $  758
========================================================================================================================


6.    OTHER CURRENT ASSETS

Other Current Assets consist of the following:

                                                            DECEMBER 31,
                                                            ------------

                                                      2003              2002
                                                --------------------------------
                                                           (in thousands)
  Deferred tax asset                                $   --        $       13
  Prepaid expenses                                   1,774             2,733
  Prepaid taxes                                        800                --
  Other                                                186               120
--------------------------------------------------------------- ----------------

                                                    $2,760        $    2,866
=============================================================== ================


7.    PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

                                                         DECEMBER 31,
                                                         ------------

                                                  2003                 2002
                                                --------------------------------
                                                   (in thousands)
  Land                                              $ 546               $546
  Building and leasehold improvements               5,900              6,435
  Equipment                                         9,530             14,385
  Software                                             15                 94
--------------------------------------------------------------------------------
                                                   15,991             21,460
  Less:  Accumulated depreciation                   7,763             13,028
--------------------------------------------------------------------------------

                                                  $ 8,228            $ 8,432
================================================================================

Included above are vehicles and equipment acquired under capital lease obligations in the amount of $0.3 million and $1.0 million at December 31, 2003 and 2002, respectively. Related accumulated depreciation amounted to $0.2 and $0.7 million as of December 31, 2003 and 2002, respectively.


Depreciation expense charged against income amounted to $1.7 million, $3.9 million and $4.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Accumulated depreciation related to disposals of property and equipment amounted to $0.3 million and $4.0 million in 2003 and 2002, respectively.

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

                                                                     DECEMBER 31,
                                                                     ------------

                                                                2003            2002
                                                              ---------      ---------
Beginning balance                                             $  96,672      $ 123,060
Acquisitions, earnout payments and other changes                    450          6,080
Sale of business                                                   (408)            --
Less goodwill impairment                                         (2,154)       (31,460)
Accumulated amortization                                        (31,229)       (32,229)
----------------------------------------------------------    ---------      ---------

Carrying value                                                $  63,331      $  65,451
==========================================================    =========      =========

Goodwill amortization expense amounted to $21.3 million for the year ended December 31, 2001.

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

      o     Advanced Technology segment's Pacific Decision Sciences;

      o     Digital Angel Corporation's Animal Applications division;

      o     Digital Angel Corporation's Wireless and Monitoring division;

      o     Digital Angel Corporation's GPS and Radio Communications division;

      o Digital Angel Corporation's Medical Systems division (consisting of the business operations of MAS, which was acquired on March 27, 2002, and which is now included as part of Discontinued Operations in the financial statements); and

      o     InfoTech USA, Inc.

The Company's reporting units at December 31, 2003, were the same as its reporting units at December 31, 2002, except for the exclusion of Digital Angel Corporation's Wireless and Monitoring division, as its goodwill was fully impaired at December 31, 2002, as discussed below.

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

As of December 31, 2002, Digital Angel Corporation's Wireless and Monitoring segment had not recorded any significant revenues from its Digital Angel product and it had not achieved the revenue projections used as the basis for the Company's impairment tests upon the adoption of FAS 142 on January 1, 2002. At December 31, 2002, the market value of the Company's investment in Digital Angel Corporation was approximately $50.0 million. In consideration of these factors, the newness of the Digital Angel Technology, the operating history of Digital Angel Corporation, the challenging economic environment and uncertainties in the marketplace along with the independent fair value measurement valuations performed by the independent professionals, the Company concluded that future cash flows from certain operations would not be sufficient to recover all of the $31.5 million of goodwill associated with Digital Angel Corporation's Wireless and Monitoring division. Accordingly, this amount was recorded as an impairment charge during the fourth quarter of 2002. This impairment charge is more fully discussed in Note 18. (During the fourth quarters of 2003 and 2002, the Company also impaired $2.4 million and $30.7 million of goodwill, respectively, associated with Digital Angel Corporation's Medical Systems division, which is included as part of Discontinued Operations in the financial statements, as more fully discussed in Note 20).


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


The changes in the carrying amount of goodwill for the two years ended December 31, 2003, by reporting unit are as follows (in thousands):


                       COMPUTER                   PACIFIC        WEBNET    ANIMAL
                        EQUITY        P-TECH,    DECISIONS      SERVICES APPLICATIONS
                     CORPORATION(1)   INC.(1)   SCIENCES (1)     INC.(1)    (2)
--------------------------------------------------------------------------------------
Balance January 1,     $ 13,178     $    530     $  1,504          $--     $ 43,971
2002
Acquisitions,
adjustments and
earnout payments          3,000           --           --           --           --
Less goodwill
impairment                   --           --           --           --           --
--------------------------------------------------------------------------------------

Balance December       $ 16,178     $    530     $  1,504          $--     $ 43,971
31, 2002

Earnout payments
and other
adjustments                  --           --           --          408           --

Less sale of
business                     --           --           --         (408)          --

Less goodwill
impairment                   --           --           --           --           --
--------------------------------------------------------------------------------------

Balance December       $ 16,178     $    530     $  1,504          $--     $ 43,971
31, 2003
======================================================================================

                                    GPS AND
                                      RADIO
                     WIRELESS AND   COMMUNI-       INFOTECH,
                     MONITORING(2)  CATIONS(2)(3)  UAS, INC.     CORPORATE    TOTAL
----------------------------------------------------------------------------------------
Balance January 1,    $ 27,854      $  1,051     $  2,154           589      $ 90,831
2002
Acquisitions,
adjustments and
earnout payments         3,606            63           --          (589)        6,080
Less goodwill
impairment             (31,460)           --           --            --       (31,460)
----------------------------------------------------------------------------------------

Balance December           $--      $  1,114     $  2,154            --      $ 65,451
31, 2002

Earnout payments
and other
adjustments                 --            34           --            --           442

Less sale of
business                    --            --           --            --          (408)

Less goodwill
impairment                  --            --       (2,154)           --        (2,154)
----------------------------------------------------------------------------------------

Balance December           $--      $  1,148          $--           $--      $ 63,331
31, 2003
========================================================================================

(1)   Reporting unit is a component of the Advanced Technology segment.

(2)   Reporting unit is a component of the Digital Angel Corporation segment.

(3)   The InfoTech USA, Inc. segment is a reporting unit.


           The following table presents the impact of FAS 142 on net loss and net loss per share had the standard been in effect beginning January 1, 2001:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                       2001
                                                                  (in thousands)

Net loss available to common stockholders:

 Net loss available to common stockholders as reported              $  (215,642)
 Add back: Goodwill amortization                                         21,312
 Add back: Equity method investment amortization                          1,161
                                                                    -----------
Adjusted net loss                                                   $  (193,169)
                                                                    -----------

Loss per common share - basic
 Net loss per share - basic, as reported                            $    (12.68)
 Goodwill amortization                                                     1.25
 Equity method investment amortization                                     0.07
                                                                    -----------
Adjusted net loss - basic                                           $    (11.36)
                                                                    -----------

Loss per share - diluted
 Net loss per share - diluted, as reported                          $    (12.68)
 Goodwill amortization                                                     1.25
 Equity method investment amortization                                     0.07
                                                                    -----------
Adjusted net loss per share - diluted                               $    (11.36)
                                                                    -----------

The Company had entered into various earnout arrangements with the selling shareholders of certain acquired subsidiaries. These arrangements provided for additional consideration to be paid in future years if certain earnings levels were met. As of December 31, 2003, there were no remaining earnout arrangements. Payments made under earnout arrangements were added to goodwill as earned.

9.    OTHER ASSETS

Other Assets consist of the following:


                                                         DECEMBER 31,
                                                         ------------
                                                       2003        2002
----------------------------------------------------  -------     -------
Proprietary software                                  $ 1,725     $   940
Loan acquisition costs                                    487      10,502
Other assets                                              577       2,206
----------------------------------------------------  -------     -------
                                                        2,789      13,648
Less:  Accumulated amortization                         2,139      12,681
----------------------------------------------------  -------     -------
                                                          650         967
Other investments                                         248          --
Deferred tax asset                                         --       1,223
Other                                                     104         439
----------------------------------------------------  -------     -------

                                                      $ 1,002     $ 2,629
====================================================  =======     =======


Amortization of other assets charged against income amounted to $0.2 million, $0.5 million and $1.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.


10.   OTHER ACCRUED EXPENSES

Other Accrued Expenses consist of the following:


                                                         DECEMBER 31,
                                                         ------------

                                                   2003              2002
                                               -------------------------------
                                                        (in thousands)

  Accrued wages and payroll expenses             $1,728           $ 1,824
  Accrued severance                               1,443                 --
  Accrued bonuses                                 2,270                 --
  Accrued purchases                               4,857              4,837
  Accrued legal reserves                          3,746              2,379
  Accrued professional fees                         839              1,553
  Other accrued expenses                          5,146              4,655
  Deferred revenue                                2,488              1,858
------------------------------------------------------------ -----------------
                                                $22,517           $17,106
============================================================ =================


11.   NOTES PAYABLE AND LONG-TERM DEBT

NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable and Long-Term Debt consist of the following:

                                                                                                DECEMBER 31,
                                                                                   ------------------------------------
                                                                                            2003               2002
                                                                                  -------------------------------------
                                                                                               (in thousands)
Term Loan - IBM Credit, collateralized by all domestic assets of the Company and a pledge of the stock of the Company's subsidiaries, bearing
interest from 17% to 25% through February 28, 2003, due February 28, 2003.         $         --                $80,655

Digital Angel Corporation
Mortgage notes payable, collateralized by land and buildings, payable in monthly installments of principal and interest totaling $30 thousand,
bearing interest at 8.18%, due through November 2010.                                      2,376                2,369

Convertible note payable, collateralized by all Digital Angel Corporation assets, net of unamortized discount of $113, due July 31, 2005, bearing
interest at the higher of prime plus 1.75% or 6% at December 31, 2003.                     1,601


                                                                                                DECEMBER 31,
                                                                                   ------------------------------------
                                                                                            2003               2002
                                                                                  -------------------------------------
                                                                                               (in thousands)
Revolving note payable, collateralized by all Digital Angel Corporation assets, net of unamortized discount of $119, interest payable monthly at
prime plus 2.5%, due in August 2006.                                                       2,868                   --

Line of credit, interest payable monthly at prime plus 2.25%, due in
September 2004.                                                                              889                   --

Line of credit, collateralized by all Digital Angel Corporation assets,
interest payable monthly at prime plus 3%, due in October 2005.                               --                  709

Notes payable - other                                                                         92                  299

Capital lease obligations                                                                    260                  233
-----------------------------------------------------------------------------------------------------------------------
                                                                                           8,086               84,265
Less:  Current maturities                                                                  5,226               81,829
-----------------------------------------------------------------------------------------------------------------------

                                                                                         $ 2,860            $   2,436
=======================================================================================================================


Payment in Full of Obligations to IBM Credit LLC

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


The proceeds upon issuance of the Debentures were allocated as follows:

Face value of Debentures                                               $ 10,500
Beneficial conversion feature                                            (3,120)
Relative fair value of Warrants                                          (1,387)
                                                                       --------
Relative fair value of Debentures                                      $  5,993
                                                                       ========

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

          Year                                    Amount
          ----                                    ------
          2004                                    $5,345
          2005                                       672
          2006                                        73
          2007                                        60
          2008                                        63
       Thereafter                                  2,105
                                      ------------------------
                                                  $8,318
                                      ========================

Interest expense on the long and short-term notes payable amounted to $22.6 million, $17.5 million and $8.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      The weighted average interest rate was 50% and 21% for the years ended December 31, 2003 and 2002, respectively.

The Medical Systems operations, which are included in Discontinued Operations, also had a mortgage note obligation of approximately $0.9 million and $1.0 million as of December 31, 2003 and 2002, respectively. The mortgage note was paid in full on July 31, 2004. Certain of the Company's subsidiaries included in Discontinued Operations also have capital lease obligations of $26 thousand at December 31, 2003 and 2002.


12.   OTHER LONG-TERM LIABILITIES

Other Long-Term Liabilities consist of the following:



                                                                 DECEMBER 31,
                                                                 ------------

                                                              2003         2002
                                                              ----         ----
                                                                (in thousands)

  Warrants payable                                           $3,430       $   --
  Deferred compensation payable                                  --        1,005
  Other                                                          --           --
                                                             ------       ------

                                                             $3,430       $1,005
                                                             ======       ======


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

The proceeds upon issuance were allocated to the preferred stock, the detachable warrants and the option based upon their relative fair values. The value assigned to the warrants and option increased the discount on preferred stock, as follows (in thousands):


Face value of preferred stock                                  $ 26,000
Discount on preferred stock                                      (6,000)
Preferred stock issuance costs                                     (944)
=============================================================  ========
Net proceeds                                                   $ 19,056
=============================================================  ========

Relative fair value of warrants                                $    627
Relative fair value of option                                     5,180
Relative fair value of preferred shares                          13,249
-------------------------------------------------------------  --------
Total                                                          $ 19,056
=============================================================  ========


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

WARRANTS

The Company has issued warrants convertible into shares of common stock for consideration, as follows (in thousands, except exercise price):


                                                                    BALANCE
CLASS OF                                                          DECEMBER 31,     EXERCISE                          EXERCISABLE
WARRANTS          AUTHORIZED   ISSUED    EXERCISED    EXPIRED        2003           PRICE      DATE OF ISSUE            PERIOD
--------          ----------   ------    ---------    -------        ----           -----      -------------            ------
Class S                  60        60          22          38                --        20.00     April 1998            5 years
Class U                  25        25          --          25                --        83.80     November 1998         5 yearS
Class W                  84        84          --          --                84        44.80     October 2000          5 yearS
Class X                 290       290          --          --               290         1.50     April 2001            5 yearS
Class Y                 290       290          --          --               290         1.50     August 2002           5 yearS
Class Z                 535       535          --          --               535         5.64     June 2003             4 yearS
                      -----     -----      ------     -------           -------
                      1,284     1,284          22          63             1,199
                      -----     -----      ------     -------           -------

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


A summary of stock option activity for 2003, 2002 and 2001 is as follows (in thousands, except weighted-average exercise price):

                                                       2003                       2002                       2001
                                               -------------------       -----------------------   -----------------------
                                                            WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                               NUMBER        AVERAGE                    AVERAGE                    AVERAGE
                                               OF           EXERCISE     NUMBER OF     EXERCISE     NUMBER OF     EXERCISE
                                               OPTIONS       PRICE       OPTIONS        PRICE       OPTIONS        PRICE
                                               -------      ------       --------       ------      --------      --------
         Outstanding on January 1                3,404      $ 7.10          3,023       $ 7.60         2,246       $28.70
         Granted (1)                             2,017        1.40          1,013         3.20         1,229         3.30
         Exercised (2)                           1,544        0.30           (629)        2.30          (237)        1.50
         Forfeited (1) (2)                       1,385        2.80             (3)       10.09          (215)        8.80
                                                 -----                      -----                      -----
         Outstanding on December 31              2,492        9.30          3,404         7.10         3,023         7.60
                                                 -----                      -----                      -----

         Exercisable on December 31              1,780       11.30          2,372         8.70         2,000         9.90
                                                 -----                      -----                      -----
         Shares available on December 31
           for options that may be granted         758                         28                        204
                                                 -----                      -----                      -----

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

      The following table summarizes information about stock options at December 31, 2003, (in thousands, except weighted-average amounts):

                                                OUTSTANDING STOCK OPTIONS                   EXERCISABLE STOCK OPTIONS
                                                -------------------------                   -------------------------
                                                  WEIGHTED-
                                                   AVERAGE            WEIGHTED-                               WEIGHTED-
                                                  REMAINING            AVERAGE                                 AVERAGE
        RANGE OF                                 CONTRACTUAL           EXERCISE                                EXERCISE
    EXERCISE PRICES             SHARES               LIFE               PRICE               SHARES              PRICE
    ---------------             ------               ----               -----               ------              -----
    $0.01 to $10.00                1,851              5.2              $ 3.30                 1,146            $ 2.90
   $10.01 to $20.00                  143              3.5               14.80                   137             14.90
   $20.01 to $30.00                  375              2.1               25.00                   375             25.00
   $30.01 to $40.00                   79              1.7               35.40                    78             35.40
   $40.01 to $50.00                   25              1.7               45.00                    25             45.00
   $50.01 to $60.00                   19              1.5               55.90                    19             55.90
                                --------            -----         -------------             -------           -------

                                   2,492              4.5              $ 9.30                 1,780           $ 11.30
                                   =====                                                      =====           =======


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

A summary of stock option activity for Digital Angel  Corporation's stock option
plans  for  2003,   2002  and  2001  is  as  follows   (in   thousands,   except
weighted-average exercise price data):

                                                 2003                        2002                        2001
                                       --------------------------  --------------------------  --------------------------
                                         SHARES       WEIGHTED       SHARES       WEIGHTED       SHARES       WEIGHTED
                                                       AVERAGE                     AVERAGE                     AVERAGE
                                                      EXERCISE                    EXERCISE                    EXERCISE
                                                        PRICE                       PRICE                       PRICE
                                       ------------  ------------  ------------  ------------  ------------  ------------
Outstanding on January 1                     7,816   $      2.56         5,148   $      0.44         4,340   $      0.38
Granted                                      1,825          2.63         3,910          3.39         1,050          0.67
Assumed in MAS Acquisition                     --             --         1,211          4.23           --             --
Exercised                                   (1,672)         0.67        (2,452)         0.25           --             --
Forfeited                                     (612)         3.44            (1)        10.00          (242)        (0.49)
                                       ------------                ------------                ------------
Outstanding on December 31                   7,357          2.98         7,816          2.56         5,148          0.44
                                       ============                ============                ============
Exercisable on December 31                   5,333          3.07         3,893          1.70         4,270          0.39
                                       ============                ============                ============
Shares available for grant on
   December 31                               1,157                       2,370                           8
                                       ============                ============                ============

The following table summarizes information about Digital Angel Corporation's stock options at December 31, 2003 (in thousands, except weighted-average exercise price data):

                                    OUTSTANDING STOCK OPTIONS           EXERCISABLE STOCK
                               -----------------------------------------------------------------
                                           WEIGHTED
                                            AVERAGE      WEIGHTED
                                           REMAINING      AVERAGE
                                          CONTRACTUAL    EXERCISE             WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES        SHARES       LIFE          PRICE   SHARES      EXERCISE PRICE
------------------------------ --------- -------------- -------------------  -------------------
$ 0.01 to $2.00                   1,945           8.04  $   1.10     1,096      $    0.49
$ 2.01 to $4.00                   4,720           8.76      2.70     3,546           3.42
$ 4.01 to $6.00                     550           7.17      4.15       550           4.15
$ 6.01 to $8.00                     --              --        --        --             --
$ 8.01 to $10.00                    142           6.38     10.00       141          10.00
                               ---------                           --------     ----------
                                  7,357                 $   2.98     5,333      $    3.07
                               =========                           ========

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

17.   SEVERANCE AGREEMENTS

On March 21, 2003, Richard J. Sullivan, the Company's then Chairman of the Board of Directors and Chief Executive Officer, retired from such positions. The Company's Board of Directors negotiated a severance agreement with Richard Sullivan under which he received a one-time payment of 5.6. million shares of the Company's common stock. The Company issued the shares to Richard Sullivan on March 1, 2004. In addition, stock options held by him exercisable for approximately 1.1 million shares of the Company's common stock were re-priced. The options surrendered had exercise prices ranging from $1.50 to $3.20 per share and were replaced with options exercisable at $0.10 per share. All of the re-priced options have been exercised. Richard Sullivan's severance agreement provides that the payment of shares and re-pricing of options provided for under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. Richard Sullivan's employment agreement provided for:

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

18.   ASSET IMPAIRMENT

      Asset impairment during the years ended December 31, 2003, 2002 and 2001 was:

                                        2003         2002        2001
                                        ----         ----        ----
Goodwill:
  Advanced Technology                  $    --     $    --     $30,453
  Digital Angel Corporation                 --      31,460         726
  All Other                              2,154          --      32,427
----------------------------------     -------     -------     -------
       Total goodwill                    2,154      31,460      63,606
Property and equipment                      --       6,860       2,372
Software and other                         302         337       5,741
----------------------------------     -------     -------     -------
                                       $ 2,456     $38,657     $71,719
==================================     =======     =======     =======


As of December 31, 2003, the net carrying value of the Company's goodwill was $63.3 million. There was no impairment of goodwill upon the adoption of FAS 142 on January 1, 2002. However, based upon the Company's annual review for impairment, the Company recorded goodwill impairment charges of $2.2 million and $31.5 million in the fourth quarters of 2003 and 2002, respectively. The impairment charge recorded in 2003 relates to the goodwill associated with the Company's InfoTech USA, Inc. segment. The impairment charge for 2002 relates to the goodwill associated with Digital Angel Corporation's Wireless and Monitoring division. (During the fourth quarters of 2003 and 2002, the Company also impaired $2.4 million and $30.7 million of goodwill, respectively, and $0.6 million of intangible assets associated with Digital Angel Corporation's Medical Systems operations, all of which are included in Discontinued Operations, as more fully discussed in Note 20).

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

      o     Advanced Technology segment's Pacific Decision Sciences;

      o     Digital Angel Corporation's Animal Applications division;

      o     Digital Angel Corporation's Wireless and Monitoring division;

      o     Digital Angel Corporation's GPS and Radio Communications division;

      o Digital Angel Corporation's Medical Systems division (consisting of the business operations of MAS, which was acquired on March 27, 2002, and which is now included as part of Discontinued Operations in the financial statements); and

      o     InfoTech USA, Inc.

The Company's reporting units at December 31, 2003, were the same as its reporting units at December 31, 2002, except for the exclusion of Digital Angel Corporation's Wireless and Monitoring division, as its goodwill was fully impaired at December 31, 2002, as discussed below.

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

The analyses for 2002 indicated that all of the goodwill associated with Digital Angel Corporation's Wireless and Monitoring division of approximately $31.5 million was impaired, as discussed below.

On November 26, 2001, the Company launched the Digital Angel product and during 2002, it marketed the product extensively. Despite the Company's aggressive marketing campaign, the Digital Angel product did not achieve the Company's forecasted revenues during 2002. Sales of the Digital Angel product were affected, in part, by the lack of GPS tracking capabilities within buildings. The Company is currently working on the development of the Digital Angel technology to include assisted GPS capabilities to enhance these "line of sight" issues. Neither the Company nor Digital Angel Corporation had a historical track record of achieving forecasts for new or existing technology products. The Digital Angel watch/pager is the primary revenue driver for the Digital Angel Corporation's Wireless and Monitoring division. In addition to the "line of sight issues," the poor sales are partly explained by an overestimation of consumer demand as a result of a challenging economic environment (i.e. consumers considered the Digital Angel watch/pager to be a discretionary luxury item), and an uncertain marketplace (the Company overestimated consumer demand for an innovative and new technology to be introduced into the consumer marketplace). As of December 31, 2002, Digital Angel Corporation's Wireless and Monitoring segment had not recorded any significant revenues from its Digital Angel product and it had not achieved the revenue projections used as the basis for the Company's impairment tests upon the adoption of FAS 142 on January 1, 2002. At December 31, 2002, the market value of the Company's investment in Digital Angel Corporation (AMEX:DOC) was approximately $50.0 million. In consideration of these factors, the newness of the Digital Angel Technology, the operating history of Digital Angel Corporation, the challenging economic environment and uncertainties in the marketplace along with the independent fair value measurement valuations performed by the independent professionals, and other valuations performed, the Company concluded that future cash flows from certain operations would not be sufficient to recover all of the $31.5 million of goodwill associated with Digital Angel Corporation's Wireless and Monitoring division. Accordingly, this amount was recorded as an impairment charge during the fourth quarter of 2002.


The Company's InfoTech USA, Inc. segment operates on a September 30 fiscal year end. As part of InfoTech USA, Inc.'s fiscal year end planning cycle, they engaged an independent valuation firm to review and evaluate their goodwill of approximately $2.2 million. The goodwill resulted from prior acquisitions by InfoTech USA, Inc. The methodology used by the independent valuation firm to evaluate InfoTech USA, Inc.'s goodwill was the same as discussed above for the evaluations associated with Digital Angel Corporation. Based on the evaluation, InfoTech USA, Inc.'s goodwill was not impaired as of September 30, 2003. However, InfoTech USA, Inc. has not achieved its projected operating results, and it has not returned to profitability (InfoTech USA, Inc. has incurred losses during the past several years.). Also, the market value of InfoTech USA, Inc.'s common stock, even after adjustment for its limited public float, was significantly less at December 31, 2003, than its book value. In addition, third parties had expressed interest in purchasing InfoTech USA, Inc. for amounts less than the Company's carrying value. As a result of these factors, the Company believes that the full value of InfoTech USA, Inc.'s goodwill of approximately $2.2 million was impaired as of December 31, 2003.

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


19.   INCOME TAXES

The provision for income taxes consists of:

                                                     2003         2002          2001
                                                  --------     --------      --------
Current:
     United States at statutory rates             $    101     $    392      $     --
                                                  --------     --------      --------
     International                                      --            3            --
     Current taxes covered by net operating
       loss                                             --           --          (565)
                                                  --------     --------      --------

     Current income tax provision (credit)             101          395          (565)
                                                  --------     --------      --------

Deferred:
     United States                                   1,601          (69)       21,484
     International                                      --           --           (49)
                                                  --------     --------      --------
     Deferred income taxes provision (credit)        1,601          (69)       21,435
                                                  --------     --------      --------

                                                  $  1,702     $    326      $ 20,870
                                                  ========     ========      ========

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                       2003              2002
                                                   -----------------------------

Deferred Tax Assets:
Liabilities and reserves                             $  6,104          $  6,000
Stock-based compensation                               11,847             7,799
Property and equipment                                  2,142             2,115
Net operating loss carryforwards                       68,504            80,222
-------------------------------------------------------------------------------
Gross deferred tax assets                              88,597            96,136
Valuation allowance                                   (87,274)          (93,214)
-------------------------------------------------------------------------------
                                                        1,323             2,922
-------------------------------------------------------------------------------

Deferred Tax Liabilities:

Accounts receivable                                        --               366
Installment sales                                       1,151             1,151
Property and equipment                                     --                --
Intangible assets                                         172               169
-------------------------------------------------------------------------------
                                                        1,323             1,686
-------------------------------------------------------------------------------

Net Deferred Tax Asset                               $     --          $  1,236
===============================================================================

The current and long-term components of the deferred tax asset are as follows:


                                                          2003             2002
                                                       -------------------------

Current deferred tax asset                               $   --           $   13
Long-term deferred tax asset                                 --            1,223
--------------------------------------------------------------------------------
                                                         $   --           $1,236
================================================================================

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

Approximate domestic and international loss from continuing operations before provision for income taxes consists of:


                                     2003              2002              2001
                                ------------------------------------------------
           Domestic               $  12,312          $(95,464)        $(158,552)
           International             (2,004)             (513)           (9,589)
--------------------------------------------------------------------------------
                                  $  10,308          $(95,977)        $(168,141)
================================================================================

At December 31, 2003, the Company had aggregate net operating loss carryforwards of approximately $171.3 million for income tax purposes that expire in various amounts through 2022. In 2003, the Company's gain on extinguishment of the IBM debt is excluded from taxable income under ss. 108(a)(1)(B) of the Internal Revenue Code. As a result, the net operating loss carryforwards at December 31, 2003, have been reduced by the amount of the gain of $70.1 million.
Approximately $14.2 million of the net operating loss carryforwards were acquired in connection with various acquisitions and are limited as to use in any particular year based on Internal Revenue Code sections related to separate return year and change of ownership restrictions. Digital Angel Corporation and InfoTech USA, Inc. file separate federal income tax returns. Of the aggregate net operating loss carryforwards, $33.9 million and $4.7 million relate to Digital Angel Corporation and InfoTech USA, Inc., respectively. These net operating loss carryforwards are available to only offset future taxable income of those companies.

The reconciliation of the effective tax rate with the statutory federal income tax benefit rate is as follows:


                                                    2003         2002      2001
                                                --------------------------------
                                                     %            %         %
                                                --------------------------------
Statutory benefit rate                               34           34        34
Nondeductible goodwill amortization/impairment       27          (17)      (17)
State income taxes, net of federal benefits           2           --        --
International tax rates different from the
  the statutory US federal rate                      --           --        (2)
Increase in value of warrants exercisable
in Digital Angel common stock                        10           --        --
Nondeductible interest                               53           --        --
Change in deferred tax asset valuation
  Allowance                                        (104)(1)      (20)      (30)
Other                                                 3            3         3
--------------------------------------------------------------------------------

                                                     25           --       (12)
================================================================================

      (1)   INCLUDES THE TAX EFFECT ON STOCK OPTIONS EXERCISED IN 2003 OF 18%.


20.   DISCONTINUED OPERATIONS

During the three-months ended June 30, 2004, Digital Angel Corporation's Board of Directors approved a plan to sell its Medical Systems operations, which were acquired on March 27, 2002, and the business assets of Medical Systems were sold effective April 19, 2004. Medical Systems represented the business operations of MAS. On March 31, 2002, the Company's 93% owned subsidiary, Digital Angel Corporation, referred to as pre-merger Digital Angel, merged with MAS and MAS changed its name to Digital Angel Corporation. Medical Systems business activities consisted of a staff of logistics specialists and physicians who provided medical assistance services and interactive medical information services to people traveling anywhere in the world. Services included coordination of medical care, provision of general medical information, physician consultation, translation assistance, claims handling and cost containment on behalf of assistance companies, insurance companies and managed care organizations. It also offered medical training services to the maritime industry, and sold a variety of kits containing pharmaceutical and medical supplies to its maritime and airline customers through its pharmaceutical warehouse facility located in Owings, Maryland.

The business assets of Medical Systems were sold to MedAire, Inc. in connection with an Asset Purchase Agreement, referred to as APA, dated April 8, 2004, by and between Digital Angel Corporation and MedAire, Inc. Under the terms of the APA, the purchase price was $0.4 million, plus any prepaid deposits, the cost of certain pharmaceutical inventory and supplies, and the assumption of certain liabilities, reduced by any pre-billing to or pro-rata prepayments by certain customers. The assets sold included all of the tangible and intangible intellectual property developed for the medical services business including pharmaceutical supplies and other inventory items, customer and supplier contracts, computer software licenses, internet website and domain name and mailing lists, but did not include the land and building used by this operation. Medical Systems' land and building were sold in a separate unrelated transaction to a third party on July 31, 2004 for approximately $1.5 million.

Medical Systems was one of the Company's  reporting units in accordance with FAS
142. Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as Discontinued Operations in the Company's financial statements, and prior periods have been restated. The following discloses the operating losses from Discontinued Operations for the years ended December 31, 2003 and 2002, which consist of the losses attributable to Medical Systems:

                                                  YEAR ENDED    YEAR ENDED
                                                  DECEMBER 31,  DECEMBER 31,
                                                --------------------------------
                                                     (AMOUNTS IN THOUSANDS)

                                                     2003          2002
                                                     ----          ----
   Product revenue                                 $    875      $    546
   Service revenue                                    1,405         1,181
                                                --------------------------------
Total revenue                                         2,280         1,727
   Cost of products sold                                383           270
   Cost of services sold                              1,172           823
                                                --------------------------------
Total cost of products and services sold              1,555         1,093
                                                --------------------------------
Gross profit                                            725           634
   Selling, general and administrative expense          776           769
   Asset impairment                                   2,986        30,725
   Depreciation and amortization                        492           409
   Interest and other income                           (196)          (16)
   Interest expense                                     149            47
   Minority interest                                 (1,048)       (6,895)
                                                --------------------------------
Loss from Discontinued Operations                  $ (2,434)     $(24,405)
                                                ================================


The above results do not include any allocated or common overhead expenses. The Company has not provided a benefit for income taxes on the losses attributable to Medical Systems. The Company does not anticipate Medical Systems incurring additional losses in the future. However, in accordance with FAS 144, any additional operating losses or changes in the values of assets or liabilities will be reflected in the Company's financial statements as incurred.

The asset impairments for Medical Systems consisted of the impairment of goodwill of approximately $2.4 million and $30.7 million as a result of the Company's annual impairment tests performed during the fourth quarters of 2003 and 2002, respectively. In addition, during the fourth quarter of 2003, the Company incurred an impairment charge of approximately $0.6 million related to Medical Systems' intangible assets.

On March 1, 2001, the Company's Board of Directors approved a plan to offer for sale its IntelleSale business segment and several other noncore businesses. Prior to approving the plan, the assets and results of operations of the noncore businesses had been segregated for external and internal financial reporting purposes from the assets and results of operations of the Company. All of these non-core businesses were part of their own reporting unit for segment reporting purposes and all of these businesses were being held for sale. These five individually managed businesses operated in manufacturing and fabricating industries apart from the Company's core businesses. Accordingly, these operating results have been reclassified and reported as discontinued operations for all periods presented. The plan of disposal anticipated that these entities would be sold or closed within 12 months from March 1, 2001, the defined "measurement date".

As of December 31, 2003, the Company has sold or closed all of the businesses comprising Discontinued Operations. Proceeds from the sales of Discontinued Operations companies were used primarily to repay amounts outstanding under the IBM Credit Agreement.

The following discloses the results of the discontinued operations for the period January 1, 2001 to March 1, 2001. The income for the period January 1 through March 1, 2001 consists of the income attributable to the Company's Intellesale and all other non-core businesses:

                                                                 JANUARY 1, 2001
                                                                        TO
                                                                  MARCH 1, 2001
                                                                  (in thousands)

Product revenue                                                       $13,039
Service revenue                                                           846
-----------------------------------------------------------------     -------
Total revenue                                                          13,885
Cost of products sold (exclusive of depreciation and                   10,499
   amortization shown separately below)
Cost of services sold                                                     259
-----------------------------------------------------------------     -------
   Total cost of products and services sold (exclusive of              10,758
     depreciation and amortization shown separately below)
Selling, general and administrative expense                             2,534
Depreciation and amortization                                             264
Interest, net                                                              29
Provision for income taxes                                                 34
Minority interest                                                          53
-----------------------------------------------------------------     -------
Income from Discontinued Operations                                   $   213
=================================================================     =======


The above results do not include any allocated or common overhead expenses. Included in Interest, net, above are interest charges based on the debt of one of these businesses. This debt was repaid when the business was sold on January 31, 2002.


      Assets and liabilities of Discontinued Operations are as follows at December 31:

MEDICAL SYSTEMS DIVISION:                                          2003          2002
                                                                 --------      --------
Assets
Cash and cash equivalents                                        $     --      $      9
Accounts and unbilled receivables, net                                453           490
Inventories                                                            46            57
Other current assets                                                   43            54
Property and equipment, net                                         1,137         1,390
Goodwill, net                                                          --         2,367
Intangible and other Assets, net                                      652         1,710
----------------------------------------------------------------------------------------
Total Assets                                                     $  2,331      $  6,077
========================================================================================

Current Liabilities
   Notes payable and current
     maturities of long-term debt                                $    910      $    960
   Accounts payable                                                    71           241
   Accrued expenses                                                    99         2,039
----------------------------------------------------------------------------------------
Total Current Liabilities                                           1,080         3,240
Minority interest                                                      --            --
----------------------------------------------------------------------------------------
Total Liabilities                                                   1,080         3,240
----------------------------------------------------------------------------------------
Net Assets Of Medical Systems Division                           $  1,251      $  2,837
========================================================================================


INTELLESALE AND OTHER NON-CORE BUSINESSES:                         2003          2002
Assets                                                           --------      --------
Cash and cash equivalents                                             $--      $     66
Accounts and unbilled receivables, net                                 --           167
Inventories                                                            --            38
Property and equipment, net                                            --            56
----------------------------------------------------------------------------------------
Total Assets                                                     $     --      $    327
========================================================================================

Current Liabilities
   Notes payable and current
     maturities of long-term debt                                $     26      $     26
   Accounts payable                                                 4,178         4,189
   Accrued expenses                                                 5,341         5,334
----------------------------------------------------------------------------------------
Total Current Liabilities                                           9,545         9,549
Minority interest                                                      --           146
----------------------------------------------------------------------------------------
Total Liabilities                                                   9,545         9,695
----------------------------------------------------------------------------------------
Net Liabilities Of Intellesale and
  Other Non-Core Businesses                                      $ (9,545)     $ (9,368)
========================================================================================

TOTAL DISCONTINUED OPERATIONS:                                       2003          2002
Assets                                                           --------      --------
Cash and cash equivalents                                        $     --      $     75
Accounts and unbilled receivables, net                                453           657
Inventories                                                            46            95
Other current assets                                                   43            54
Property and equipment, net                                         1,137         1,446
Goodwill, net                                                          --         2,367
Intangible and other Assets, net                                      652         1,710
----------------------------------------------------------------------------------------
Total Assets                                                     $  2,331      $  6,404
========================================================================================
Current Liabilities
   Notes payable and current
     maturities of long-term debt                                $    936      $    986
   Accounts payable                                                 4,249         4,430
   Accrued expenses                                                 5,440         7,373
----------------------------------------------------------------------------------------
Total Current Liabilities                                          10,625        12,789
Minority interest                                                      --           146
----------------------------------------------------------------------------------------
Total Liabilities                                                  10,625        12,935
----------------------------------------------------------------------------------------
Total Net Liabilities Of Discontinued Operations                 $ (8,294)     $ (6,531)
========================================================================================


The Company has sold or closed all of the businesses comprising Discontinued Operations. Proceeds from the sales of the Discontinued Operations companies were used primarily to repay outstanding debt.


The Company accounted for the Intellesale segment and its other non-core businesses as Discontinued Operations in accordance with Accounting Principles Board 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). APB 30, of which portions related to the accounting for discontinued operations have been superceded by the provisions of FAS 144, required that the Company accrue estimates for future operating losses, gains/losses on sale, costs to dispose and carrying costs of these businesses at the time the businesses were discontinued. Accordingly, at December 31, 2000, the Company recorded a provision for operating losses and carrying costs during the phase-out period for its Intellesale and other non-core businesses including estimated disposal costs to be incurred in selling the businesses. Carrying costs consisted primarily of cancellation of facility and equipment leases, legal settlements, employment contract buyouts and sales tax liabilities.

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

The  Company  does not  anticipate  any future  losses  related to  Discontinued
Operations as a result of changes in carrying costs. However, actual losses could differ from its estimates and any adjustments will be reflected in the Company's future financial statements. During the years ended December 31, 2003, 2002 and 2001, the estimated amounts recorded were as follows:

      ----------------------------------------------------------------------------------------
                                                             YEAR ENDED DECEMBER 31,
                                                      2003               2002           2001
                                                      ----               ----           ----
                                                          (amounts in thousands)
      Operating losses and estimated loss
         on the sale of business units                $205              $684       $13,010
      Carrying costs                                   177            (2,104)        3,685
                                                 ----------------------------------------------
                                                      $382           $(1,420)      $16,695
                                                 ==============================================

A provision (benefit) for income taxes was not provided on the change in estimated loss on disposal and operating losses during the phase out period due to the Company's net operating losses.


The following table sets forth the roll forward of the liabilities for operating losses and carrying costs from December 31, 2001, through December 31, 2003:

                                              Balance,                                                         Balance
Type of Cost                             December 31, 2001          Additions           Deductions        December 31, 2002
--------------------------------------- --------------------- ---------------------- ------------------ -----------------------
Operating losses and estimated loss
   on sale                                       $ 1,173                  $684               $1,857            $       --
Carrying costs                                     7,218                (2,104)                 206                 4,908
                                        --------------------- ---------------------- ------------------ -----------------------
Total                                            $ 8,391               $(1,420)              $2,063               $ 4,908
                                        ===================== ====================== ================== =======================

                                              Balance,                                                         Balance
Type of Cost                             December 31, 2002          Additions           Deductions        December 31, 2003
--------------------------------------- --------------------- ---------------------- ------------------ -----------------------
Operating losses and estimated loss
   on sale                                         $  --                  $205                 $205            $       --
Carrying costs (1)                                 4,908                   177                  172                 4,913
--------------------------------------- --------------------- ---------------------- ------------------ -----------------------
Total                                            $ 4,908                  $382                 $377                $4,913
======================================= ===================== ====================== ================== =======================

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


The following table presents the impact of FAS 145 on the Company's Consolidated Statements of Operations as indicated (in thousands, except per share amounts):

                                                                  YEAR ENDED       YEAR ENDED
                                                                 DECEMBER 31,     DECEMBER 31,
                                                                      2002             2001
                                                                 ------------     ------------
Loss from continuing operations before provision (benefit)
for income taxes and minority interest: Loss from continuing operations before provision (benefit) for income taxes and
minority interest, as previously reported                        $    (95,977)    $   (177,606)

Gain from extinguishment of debt, previously reported as
extraordinary                                                              --            9,465
                                                                 ------------     ------------
Adjusted loss from continuing operations before provision
(benefit) for income taxes and minority interest                 $    (95,977)    $   (168,141)
                                                                 ============     ============

Loss from continuing operations before minority interest:
Loss from continuing operations before minority interest, as
previously reported                                              $    (96,303)    $   (198,476)
Gain from extinguishment of debt, previously reported as
extraordinary                                                              --            9,465
Deduct taxes on gain from extinguishment of debt (1)                       --               --
                                                                 ------------     ------------

Adjusted loss from continuing operations before
minority interest                                                $    (96,303)    $   (189,011)
                                                                 ============     ============

Loss from continuing operations:

Loss from continuing operations, as previously reported          $    (89,500)    $   (198,086)
Gain from extinguishment of debt, previously reported as
extraordinary                                                              --            9,465
Deduct taxes on gain from extinguishment of debt (1)                       --               --
                                                                 ------------     ------------
Adjusted loss from continuing operations                         $    (89,500)    $   (188,621)
                                                                 ============     ============

Loss before extraordinary gain:

Loss before extraordinary gain, as previously reported           $   (112,485)    $   (214,568)
Gain from extinguishment of debt, previously reported as
extraordinary                                                              --            9,465
Deduct taxes on gain from extinguishment of debt (1)                       --               --
                                                                 ------------     ------------
Adjusted loss before extraordinary gain                          $   (112,485)    $   (205,103)
                                                                 ============     ============

Earnings (loss) per common share - basic and diluted:

 Loss from continuing operations, as previously reported         $      (3.33)    $     (12.27)
 Gain from extinguishment of debt, previously reported as
  Extraordinary                                                            --             0.56
                                                                 ------------     ------------
 Adjusted loss from continuing operations                        $      (3.33)    $     (11.71)
                                                                 ============     ============

Earnings (loss) per common share - basic and diluted:

 Extraordinary gain, previously as reported                      $         --     $      (0.56)
 Reclassify gain from extinguishment of debt                               --            (0.56)
                                                                 ------------     ------------
 Adjusted extraordinary gain                                     $         --     $         --
                                                                 ============     ============

      (1) No taxes were provided on the gain from the extinguishment of debt due to the Company's net operating losses.


22.   EARNINGS (LOSS) PER SHARE

      A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is provided as follows:

                                                                                       2003             2002              2001
                                                                                       ----             ----              ----
         NUMERATOR:
   Income (loss) from continuing operations                                         $     5,959      $   (89,500)     $  (188,621)
   Preferred stock dividends                                                                 --               --           (1,147)
   Accretion of beneficial conversion feature
      of redeemable preferred stock                                                          --               --           (9,392)
-------------------------------------------------------------------------------     -----------      -----------      -----------

Numerator for basic earnings per share -
   Income (loss) from continuing operations available to common
      stockholders                                                                        5,959          (89,500)        (199,160)
   (Loss) income from discontinued operations available to
      common stockholders                                                                (2,816)         (22,985)         (16,482)
-------------------------------------------------------------------------------     -----------      -----------      -----------

   Net income (loss) available to common stockholders                               $     3,143      $  (112,485)     $  (215,642)
===============================================================================     ===========      ===========      ===========

DENOMINATOR:
   Denominator for basic earnings per
    share - weighted-average shares outstanding (1)                                      36,178           26,923           17,001
  Weighted-average shares:
     Stock options                                                                          759               --               --
     Warrants                                                                               362               --               --
-------------------------------------------------------------------------------     -----------      -----------      -----------
   Denominator for diluted earnings per
      share - weighted-average shares outstanding (1)                                    37,299           26,923           17,001
-------------------------------------------------------------------------------     -----------      -----------      -----------

EARNINGS (LOSS) PER SHARE - BASIC
   Continuing operations                                                            $      0.17      $     (3.33)     $    (11.71)
   Discontinued operations                                                                (0.08)           (0.85)           (0.97)
-------------------------------------------------------------------------------     -----------      -----------      -----------
TOTAL - BASIC                                                                       $      0.09      $     (4.18)     $    (12.68)
===============================================================================     ===========      ===========      ===========
EARNINGS (LOSS) PER SHARE - DILUTED
   Continuing operations                                                            $      0.16      $     (3.33)     $    (11.71)
   Discontinued operations                                                                (0.08)           (0.85)           (0.97)
-------------------------------------------------------------------------------     -----------      -----------      -----------
TOTAL - DILUTED                                                                     $      0.08      $     (4.18)     $    (12.68)
===============================================================================     ===========      ===========      ===========

------------------

(1) The weighted-average shares listed below were not included in the computation of diluted loss per share for the years ended December 31, 2003, 2002 and 2001, because to do so would have been anti-dilutive.


                                                2003       2002       2001
                                               ------     ------     ------
Debenture conversion                             749         --         --
Redeemable preferred stock conversion             --         --     14,077
Warrants                                          --        295         --
Stock options                                     --      1,540        417
--------------------------------------------------------------------------------
                                                 749      1,835     14,494
================================================================================


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

The approximate minimum payments required under operating leases and employment contracts that have initial or remaining terms in excess of one year at December 31, 2003, are as follows (in thousands):

                                      MINIMUM                     EMPLOYMENT
YEAR                              RENTAL PAYMENTS                 CONTRACTS
--------------------------------------------------------------------------------

2004                                  $1,345                       $1,660
2005                                     939                          648
2006                                     577                          367
2007                                     590                           --
2008                                     573                           --
Thereafter                             9,134                           --
--------------------------------------------------------------------------------
                                     $13,158                       $2,675
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

On January 31, 2002, Treeline, Inc. filed a complaint in the Common Pleas Court of Cuyahoga County, Ohio against the Company, and one of the Company's subsidiaries, STR, Inc., now known as ARJANG, Inc. ("STR") and another defendant who was formerly an executive of STR, alleging that STR breached its lease agreement with Treeline, Inc. in connection with a facility no longer being used by the Company. On May 15, 2003, the Company settled the dispute with Treeline, Inc., subject to certain conditions subsequent. The settlement provided for the issuance of 0.1 million shares of the Company's common stock, subject to price protection provisions under the settlement agreement. The Securities and Exchange Commission declared the Company's Registration Statement registering the 0.1 million shares issued in connection with this settlement agreement effective on September 10, 2003.

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


26.   SUPPLEMENTAL CASH FLOW INFORMATION

The changes in operating assets and liabilities are as follows:

                                                              For the Years Ended December 31,
                                                         ------------------------------------------
                                                               2003          2002          2001
                                                         ------------------------------------------
Decrease in accounts receivable
   and unbilled receivables                                  $  1,726      $  5,567      $ 16,020
(Increase) decrease in inventories                             (3,148)         (258)        4,090
Decrease in other current assets                                   79         2,465         2,969
Increase in other assets                                           --           361         1,626
Increase in accounts payable,
   accrued expenses and other liabilities                      16,191         9,089         3,660
---------------------------------------------------------------------------------------------------

                                                             $ 14,848      $ 17,224      $ 28,365
===================================================================================================

In the years ended December 31, 2003, 2002, and 2001, the Company had the following non-cash investing and financing activities (in thousands):


                                                             2003          2002        2001
                                                           ----------------------------------
Assets acquired for common stock                           $    --       $    --     $10,201
Due from buyer of divested subsidiary                           --            --       2,625
Common shares issued to settle convertible debt              9,739            --          --
Assets acquired for long-term debt and capital leases          184            --          --
Common stock issued upon conversion of preferred stock          --            --      14,550


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

The "Corporate/Eliminations" category includes all amounts recognized upon consolidation of the Company's subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. "Corporate/Eliminations" also includes certain interest expense and other expenses associated with corporate activities and functions. Included in "Corporate/Elimination" for the year ended December 31, 2003, is a gain on the extinguishment of debt obligations to IBM Credit of approximately $70.1 million, $4.3 million of bonuses awarded to directors, officers and employees for the successful repayment of all obligations to IBM Credit, and a severance charge of approximately $17.9 million associated with the termination of certain former officers and directors. Included in "Corporate/Eliminations" for the year ended December 31, 2002, is a non cash stock based compensation charge of $18.7 million associated with pre-merger Digital Angel options, which were converted into options to acquire shares of MAS in connection with the merger of pre-merger Digital Angel and MAS on March 27, 2002.


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


                                                                             2003 (IN THOUSANDS)
                                               ----------------------------------------------------------------------------------
                                                ADVANCED     DIGITAL ANGEL    INFOTECH                 CORPORATE/
                                               TECHNOLOGY     CORPORATION     USA, INC.    ALL OTHER  ELIMINATIONS  CONSOLIDATED
                                               ----------     -----------     ---------    ---------  ------------  ------------
Net product revenue from external customers      $ 33,804      $ 32,364      $ 11,606      $     --     $     --      $ 77,774
Net service revenue from external customers        10,805         1,558         2,850            --           --        15,213
Intersegment net revenue                               --           510            --            --         (510)           --
                                                 --------      --------      --------      --------     --------      --------
Total revenue                                    $ 44,609      $ 34,432      $ 14,456      $     --     $   (510)     $ 92,987
                                                 --------      --------      --------      --------     --------      --------

Depreciation and amortization (1)                $    245      $  1,233      $    213      $     --     $    200      $  1,891
Asset impairment                                      302            --         2,154            --           --         2,456
Interest income                                        88           172            95            --          564           919
Interest expense                                      162           772            18            --       21,635        22,587
(Loss) income from continuing operations
 before provision for income taxes, minority
 interest, losses attributable to capital
 transactions of subsidiary, and equity in
 net loss of affiliate (2)                           (108)       (6,271)       (3,052)          298       19,441        10,308
Goodwill, net                                      18,212        45,119            --            --           --        63,331
Segment assets                                     38,282        64,976         5,789         2,662          222       111,931
Expenditures for property and equipment               192         1,165            42            --           18         1,417

                                                                                    2002 (IN THOUSANDS)
                                               ----------------------------------------------------------------------------------
                                                ADVANCED     DIGITAL ANGEL    INFOTECH                 CORPORATE/
                                               TECHNOLOGY     CORPORATION     USA, INC.    ALL OTHER  ELIMINATIONS  CONSOLIDATED
                                               ----------     -----------     ---------    ---------  ------------  ------------
Net product revenue from external customers    $  28,991      $  30,330      $  20,056    $   1,013    $      --      $  80,390
Net service revenue from external customers       12,939          2,116          2,665          375           --         18,095
Intersegment net revenue                              --             70             --           --          (70)            --
                                               ---------      ---------      ---------    ---------    ---------      ---------
Total revenue                                  $  41,930      $  32,516      $  22,721    $   1,388    $     (70)     $  98,485
                                               ---------      ---------      ---------    ---------    ---------      ---------

Depreciation and amortization (1)              $     569      $   3,229      $     262    $       9    $     295      $   4,364
Asset impairment                                      --         37,872             --           --          785         38,657
Interest income                                      239            585             45           --        1,471          2,340
Interest expense                                     422            256            184          148       16,467         17,477
Loss from continuing operations
 before provision for income taxes, minority
 interest, losses attributable to capital
 transactions of subsidiary, and equity in
 net loss of affiliate (2)                          (786)       (45,139)          (422)        (320)     (49,310)       (95,977)
Goodwill, net                                     18,212         45,085          2,154           --           --         65,451
Segment assets                                    41,404         61,721          9,340        2,753       (4,062)       111,156
Expenditures for property and equipment              340          1,437             41           --           38          1,856


                                                                               2001 (IN THOUSANDS)
                                               ----------------------------------------------------------------------------------
                                                ADVANCED     DIGITAL ANGEL    INFOTECH                 CORPORATE/
                                               TECHNOLOGY     CORPORATION     USA, INC.    ALL OTHER  ELIMINATIONS  CONSOLIDATED
                                               ----------     -----------     ---------    ---------  ------------  ------------
Net product revenue from external customers   $  28,123      $  33,220       $  30,075      $  21,318   $     411     $ 113,147
Net service revenue from external customers      16,447          2,691           4,100         19,974         128        43,340
Intersegment net revenue                            232            964              --            870      (2,066)           --
                                              ---------      ---------       ---------      ---------   ---------     ---------
Total revenue                                 $  44,802      $  36,875       $  34,175      $  42,162   $  (1,527)    $ 156,487
                                              ---------      ---------       ---------      ---------   ---------     ---------

Depreciation and amortization (1)             $   9,088      $  12,298       $     503      $   4,768   $   2,242     $  28,899
Asset impairment                                 30,453            726              --         32,427       8,113        71,719
Interest and other income                            20             17              68             34       1,937         2,076
Interest expense                                    216            529             325          1,465       6,020         8,555
Income (loss) from continuing operations
  before provision for income taxes,
  minority interest and equity in net loss
  of affiliate                                  (41,493)       (16,262)         (1,322)       (71,636)    (37,428)     (168,141)
Goodwill, net                                    15,379         73,095           2,357             --          --        90,831
Segment assets                                   38,247        105,042          15,004          4,968       4,228       167,489
Expenditures for property and equipment             151          1,591             490          1,703      10,226        14,161


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

The following is a breakdown of the Company's revenue by segment and type of product and service:

                                                  2003                             2002                             2001
                                     -----------------------------------------------------------------------------------------------
ADVANCED TECHNOLOGY                  PRODUCT    SERVICE     TOTAL     PRODUCT    SERVICE     TOTAL     PRODUCT    SERVICE     TOTAL
                                     -------    -------    -------    -------    -------    -------    -------    -------    -------
Voice, data and video
telecommunications networks          $32,253    $ 4,862    $37,115    $26,535    $ 4,792    $31,327    $22,656    $ 4,757    $27,413

Call center and customer
relationship management software         608      4,819      5,427        976      5,165      6,141      1,197      7,314      8,511

Networking products and services          --         --         --        357        940      1,297      2,505      2,466      4,971

Website design and Internet access       398      1,124      1,522      1,123      2,042      3,165      1,765      1,910      3,675

Implantable verification chip            545         --        545         --         --         --         --         --         --

Intersegment revenue                      --         --         --         --         --         --         --        232        232
                                     -----------------------------------------------------------------------------------------------
  Total                              $33,804    $10,805    $44,609    $28,991    $12,939    $41,930    $28,123    $16,679    $44,802
                                     ===============================================================================================


                                                                       Page F-71

                                                  2003                             2002                             2001
                                     -----------------------------------------------------------------------------------------------
DIGITAL ANGEL CORPORATION            PRODUCT    SERVICE     TOTAL     PRODUCT    SERVICE     TOTAL     PRODUCT    SERVICE     TOTAL
                                     -------    -------    -------    -------    -------    -------    -------    -------    -------
Animal Applications                  $21,880    $ 1,558    $23,438    $20,308    $   613    $20,921    $22,074    $   173     22,247

GPS and Radio Communications          10,362         --     10,362     10,022         --     10,022     11,144                11,144

Wireless and Monitoring                  122         --        122         --      1,503      1,503          2      2,518      2,520

Intersegment revenue                     510         --        510         70         --         70         --        964        964
                                     -----------------------------------------------------------------------------------------------
Total                                $32,874    $ 1,558    $34,432    $30,400    $ 2,116    $32,515    $33,220    $ 3,655    $36,875
                                     ===============================================================================================

                                                  2003                             2002                             2001
                                     -----------------------------------------------------------------------------------------------
INFOTECH USA, INC.                   PRODUCT    SERVICE     TOTAL     PRODUCT    SERVICE     TOTAL     PRODUCT    SERVICE     TOTAL
                                     -------    -------    -------    -------    -------    -------    -------    -------    -------
Computer hardware                    $11,606    $    --    $11,606    $20,056    $    --    $20,056    $30,075    $    --    $30,075

Computer services                         --      2,850      2,850         --      2,665      2,665         --      4,100      4,100
                                     -----------------------------------------------------------------------------------------------
  Total                              $11,606    $ 2,850    $14,456    $20,056    $ 2,665    $22,721    $30,075    $ 4,100    $34,175
                                     ===============================================================================================


                                                  2003                             2002                             2001
                                     -----------------------------------------------------------------------------------------------
ALL OTHER                            PRODUCT    SERVICE     TOTAL     PRODUCT    SERVICE     TOTAL     PRODUCT    SERVICE     TOTAL
                                     -------    -------    -------    -------    -------    -------    -------    -------    -------
Telephony systems                    $    --    $    --    $    --    $    --    $    --    $    --    $ 8,720    $ 7,210    $15,930

Software development
  and applications                        --         --         --      1,013        375      1,388     11,451     11,325     22,776

Networking products
  and services                            --         --         --         --         --         --      1,147      1,439      2,586

Intersegment revenue                      --         --         --         --         --         --         88        782        870
                                     -----------------------------------------------------------------------------------------------

   Total                             $    --    $    --    $    --    $ 1,013    $   375    $ 1,388    $21,406    $20,756    $42,162
                                     ===============================================================================================


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

During 2003, the top six customers, Schering-Plough, United States Army Corps of Engineers, Biomark, Inc., United States Department of Energy, Pacific States Marine and Merial and accounted for 44.0% of the Digital Angel Corporation segment's revenues, one of which accounted for 12.8% of the segment's revenues. During 2002, the top seven customers, Schering-Plough, US Army Corps of Engineers, Biomark, Inc., Pacific States Marine and San Bernardino County, Merial, Animal Care Limited and San Bernardino County accounted for 39.2% of the Digital Angel Corporation segment's revenues; however, no single customer accounted for more than 10% of revenues. During 2001, the top four customers, Schering Plough, Merial, Pacific States Marine and the US Army Corps of
Engineers accounted for 30.4% of the Digital Angel Corporation segment's revenues, one of which accounted for 10.3% of the segment's revenues.

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

Goodwill by segment for the year ended December 31, 2003, was as follows (in thousands):

                                                    YEAR ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------------------------------------------
                                      ADVANCED   DIGITAL ANGEL   INFOTECH
                                     TECHNOLOGY   CORPORATION    USA, INC.     ALL OTHER    CORPORATE   CONSOLIDATED
                                     ----------   -----------    ---------     ---------    ---------   ------------
Balance As of January 1, 2003         $ 18,212      $ 45,085      $  2,154     $     --     $     --      $ 65,451
Goodwill acquired during the year          408            --            --           --           --           408
Sale of subsidiary                        (408)                                                               (408)
Translation adjustment and other            --            34            --           --           --            34
Impairment losses                           --        (2,154)           --                        --        (2,154)
                                      --------      --------      --------     --------     --------      --------
  Balance as of December 31, 2003     $ 18,212      $ 45,119      $     --     $     --     $     --      $ 63,331
                                      ========      ========      ========     ========     ========      ========


Revenues are attributed to geographic areas based on the location of the assets producing the revenue. Information concerning principal geographic areas as of and for the years ended December 31, was as follows (in thousands):


                                           UNITED         UNITED
                                           STATES         KINGDOM   CONSOLIDATED
                                      ------------------------------------------
2003
Net revenue                               $ 82,625       $ 10,362       $ 92,987
Long-lived tangible assets                   7,113          1,115          8,228
Deferred tax asset                              --             --             --
--------------------------------------------------------------------------------


2002
Net revenue                               $ 87,075       $ 11,410       $ 98,485
Long-lived tangible assets                   7,577            855          8,432
Deferred tax asset                           1,236             --          1,236
--------------------------------------------------------------------------------


2001
Net revenue                               $139,060       $ 17,427       $156,487
Long-lived tangible assets                  19,193            992         20,185
Deferred tax asset                           1,167             --          1,167
--------------------------------------------------------------------------------


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

Sale of Medical Systems' Assets

During the three-months ended June 30, 2004, Digital Angel Corporation's Board of Directors approved a plan to sell its Medical Systems operations, which were acquired on March 27, 2002, and the business assets of Medical Systems were sold effective April 19, 2004. Medical Systems represented the business operations of MAS. The business assets of Medical Systems were sold to MedAire, Inc. in connection with an Asset Purchase Agreement, referred to as APA, dated April 8, 2004, by and between Digital Angel Corporation and MedAire, Inc. Under the terms of the APA, the purchase price was $0.4 million, plus any prepaid deposits, the cost of certain pharmaceutical inventory and supplies, and the assumption of certain liabilities of Medical Systems reduced by any pre-billing to or pro-rata prepayments by certain customers. The assets sold included all of the tangible and intangible intellectual property developed for the medical services business including pharmaceutical supplies and other inventory items, customer and supplier contracts, computer software licenses, internet website and domain name and mailing lists, but did not include the land and building used by this operation. Medical Systems' land and building were sold in a separate unrelated transaction to a third party on July 31, 2004 for approximately $1.5 million. Medical Systems was one of the Company's reporting units in accordance with FAS
142. Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as Discontinued Operations in the Company's financial statements, and prior periods have been restated. See Note 20.

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


32.   SUMMARIZED  QUARTERLY DATA  (UNAUDITED)  (IN  THOUSANDS,  EXCEPT PER SHARE
      AMOUNTS)

                                                            FIRST        SECOND         THIRD        FOURTH          FULL
                                                           QUARTER       QUARTER       QUARTER       QUARTER         YEAR
                                                           -------       -------       -------       -------         ----
2003

Total revenue                                             $ 24,362      $ 20,430      $ 23,468      $ 24,727      $ 92,987
Gross Profit                                                 8,729         6,101         7,240         6,025        28,095
Net income (loss) from Continuing Operations (1)           (26,696)       56,975        (1,045)      (23,275)        5,959
Net (loss) income from Discontinued Operations                (245)         (609)         (115)       (1,847)       (2,816)
Basic net income (loss) per share from
  Continuing Operations (3)                                  (0.95)         1.84         (0.03)        (0.59)         0.17
Basic net income (loss) per share from
  Discontinued Operations (3)                                (0.01)        (0.02)           --         (0.05)        (0.08)
Diluted net income (loss) per share
  from Continuing Operations (3)                             (0.95)         1.76         (0.03)        (0.59)         0.16
Diluted net income (loss) per share
  from Discontinued Operations (3)                           (0.01)        (0.02)           --         (0.05)        (0.08)

                                                            FIRST        SECOND         THIRD        FOURTH          FULL
                                                           QUARTER       QUARTER       QUARTER       QUARTER         YEAR
                                                           -------       -------       -------       -------         ----
2002

Total revenue                                             $ 28,391      $ 25,269      $ 23,559      $ 21,266      $ 98,485
Gross Profit                                                 9,346         8,308         8,543         4,819        31,016
Net loss from Continuing Operations (2)                    (24,692)      (19,295)       (5,623)      (39,890)      (89,500)
Net income (loss) from Discontinued Operations                 687          (641)         (247)      (22,784)      (22,985)
Basic and diluted net loss per share from
  Continuing Operations (3)                                  (0.96)        (0.73)        (0.20)        (1.42)        (3.33)
Basic and diluted net income (loss) per share
  from Discontinued Operations (3)                            0.02         (0.02)        (0.01)        (0.81)        (0.85)


A. CHANGE IN METHOD OF ACCOUNTING FOR GOODWILL

Effective January 1, 2002, the Company adopted FAS 142, which requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon the adoption of FAS 142. The Company performed its annual review for impairment during the fourth quarters of 2003, and 2002, which resulted in impairment charges of $2.2 million and $31.5 million in 2003 and 2002, respectively. There can be no assurance that future goodwill impairment tests will not result in additional impairment charges.

      (1) The loss from continuing operations for the first quarter of 2003 includes a non-cash stock based severance charge of approximately $22.0 million pursuant to certain severance agreements. The income from continuing operations for the second quarter of 2003 includes a gain on extinguishment of debt of approximately $70.1 million and bonus compensation expense of $4.3 million. The loss from continuing operations for the third quarter of 2003 includes the reversal of approximately $3.9 million of the severance expense recorded during the first quarter of 2003. The loss from continuing operations for the fourth quarter of 2003 includes approximately $11.1 million of non-cash interest expense associated with the Company's Debentures, an impairment charge of approximately $2.5 million and losses attributable to capital transactions of a subsidiary of approximately $5.9 million.


      (2) The first quarter of 2002 loss from continuing operations includes a non-cash stock based compensation charge of approximately $18.7 million associated with pre-merger Digital Angel options. Pursuant to the terms of the merger of pre-merger Digital Angel and MAS, options to acquire pre-merger Digital Angel common stock were converted into options to acquire shares of MAS common stock, which resulted in a new measurement date for the options. In addition, the Company incurred a loss on issuances of subsidiary stock of approximately $3.9 million. Second quarter of 2002 loss from continuing operations includes non-cash, stock-based compensation expense of $6.1 million associated with options that were re-priced in 2001, and valuation reserves on notes receivable from officers and directors. The third quarter of 2002 loss from continuing operations includes a reversal of approximately $2.9 million of non-cash, stock-based compensation expense associated with the options re-priced in 2001, and a reversal of approximately $0.9 million of bad debt reserves. The fourth quarter of 2002 loss from continuing operations includes asset impairments of $38.7 million.

      (3) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.


                          FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)

                                                               ADDITIONS
                                                             --------------
                                                BALANCE AT      CHARGED                         BALANCE
                                                BEGINNING       TO COST                        AT END OF
DESCRIPTION                                     OF PERIOD     AND EXPENSES     DEDUCTIONS       PERIOD
----------------------------------------------------------------------------------------------------------
VALUATION RESERVE DEDUCTEDIN THE BALANCE
 SHEET FROM THE ASSET TO WHICH IT APPLIES:
 ACCOUNTS RECEIVABLE:
2003 ALLOWANCE FOR DOUBTFUL ACCOUNTS              $ 1,158        $   148        $   278        $ 1,028
2002 ALLOWANCE FOR DOUBTFUL ACCOUNTS                2,476          4,236          5,554          1,158
2001 ALLOWANCE FOR DOUBTFUL ACCOUNTS                1,681          1,914          1,014          2,581

INVENTORY:

2003 ALLOWANCE FOR EXCESS AND OBSOLESCENCE        $ 1,422        $   439        $     2        $ 1,859
2002 ALLOWANCE FOR EXCESS AND OBSOLESCENCE          1,702            104            384          1,422
2001 ALLOWANCE FOR EXCESS AND OBSOLESCENCE          1,500            570            368          1,702

NOTES RECEIVABLE:

2003 ALLOWANCE FOR DOUBTFUL ACCOUNTS              $ 6,667        $   115        $ 3,073        $ 3,709
2002 ALLOWANCE FOR DOUBTFUL ACCOUNTS               12,671          1,266          7,270          6,667
2001 ALLOWANCE FOR DOUBTFUL ACCOUNTS                   --         12,671             --         12,671

DEFERRED TAXES:

2003 VALUATION RESERVE                            $93,214        $ 1,601        $ 7,541        $87,274
2002 VALUATION RESERVE                             66,932         26,282             --         93,214
2001 VALUATION RESERVE                             15,850         51,082             --         66,932


