Form 10-Q
period 2004-09-30
APPLIED DIGITAL SOLUTIONS INC
filed 2004-11-03
CIK 924642

As Filed with the Securities and Exchange Commission on November 3, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_____________________________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on October 29, 2004:

Class	Number of Shares
Common Stock: $.01 Par Value	56,365,010

APPLIED DIGITAL SOLUTIONS, INC.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

Assets

	September 30,	December 31,
	2004	2003
Current Assets	(unaudited)
Cash and cash equivalents	$8,108	$10,161
Restricted cash	650	765
Accounts receivable and unbilled receivables (net of allowance
for doubtful accounts of $1,033 in 2004 and $1,028 in 2003)	15,638	14,078
Inventories	12,792	9,444
Notes receivable	1,188	1,658
Other current assets	2,274	2,760
Total Current Assets	40,650	38,866

Property And Equipment, net	7,949	8,228

Notes Receivable, net	291	504

Goodwill, net	67,296	63,331

Other Assets, net	5,700	1,002

	$121,886	$111,931

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable and current maturities of long-term debt	$4,873	$5,226
Accounts payable	15,502	13,639
Other accrued expenses	20,875	22,717
Net liabilities of Discontinued Operations	5,401	8,294
Total Current Liabilities	46,651	49,876

Long-Term Debt and Notes Payable	2,304	2,860

Other Long-Term Liabilities	2,873	3,430

Total Liabilities	51,828	56,166

Commitments And Contingencies

Minority Interest	31,919	23,029

Stockholders’ Equity
Preferred shares: Authorized 5,000 shares in 2004 and 2003 of $10 par value; special voting, no shares issued or outstanding in 2004 and 2003, Class B voting, no shares issued or
outstanding in 2004 and 2003	—	—
Common shares: Authorized 125,000 shares in 2004 and 560,000 shares in 2003, of $.01 par value; 52,581 shares issued and 51,411 shares outstanding in 2004
and 41,220 shares issued and 41,126 shares outstanding in 2003	526	412
Common and preferred additional paid-in capital	452,887	443,099
Accumulated deficit	(417,898)	(413,923)
Common stock warrants	7,085	5,650
Treasury stock (carried at cost, 1,170 shares in 2004 and 94 in 2003)	(4,120)	(1,777)
Accumulated other comprehensive income	206	206
Notes received for shares issued	(547)	(931)
Total Stockholders’ Equity	38,139	32,736

	$121,886	$111,931

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)
	For The Three-Months		For The Nine-Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Product revenue	$23,808	$18,608	$69,305	$56,438
Service revenue	3,918	4,860	11,260	11,822
Total revenue	27,726	23,468	80,565	68,260

Cost of products sold	17,927	15,065	51,956	42,363
Cost of services sold	2,168	1,323	5,672	4,300

Gross profit	7,631	7,080	22,937	21,597

Selling, general and administrative expense	8,926	4,941	25,730	46,432
Research and development	995	1,839	3,060	4,464
Depreciation and amortization	445	259	1,425	966
Interest and other income	(247)	(232)	(827)	(664)
Gain on forgiveness of debt	—	424	—	(69,968)
Interest expense (reduction)	60	1,824	(389)	10,952

(Loss) income from continuing operations before taxes,
minority interest and (gain) loss attributable to capital
transactions of subsidiary	(2,548)	(1,975)	(6,062)	29,415

(Benefit) provision for income taxes	(14)	(17)	105	758

(Loss) income from continuing operations before minority interest and
loss (gain) attributable to capital transactions of subsidiary	(2,534)	(1,958)	(6,167)	28,657

Minority interest	(118)	(653)	(808)	(1,498)

Net loss on capital transactions of subsidiary	38	103	1,805	324

Loss (gain) attributable to changes in minority interest as a result of capital transactions of subsidiary	298	(371)	(1,593)	577

(Loss) income from continuing operations	(2,752)	(1,037)	(5,571)	29,254

Income (loss) from discontinued operations	202	(222)	(588)	(496)

Change in estimate on loss on disposal of discontinued operations
and operating losses during the phase out period	70	99	2,184	(492)

Net (loss) income	$(2,480)	$(1,160)	$(3,975)	$28,266

(Loss) income per common share - basic
(Loss) income from continuing operations	$(0.05)	$(0.03)	$(0.11)	$0.93
(Loss) income from discontinued operations	—	—	0.03	(0.03)

Net (loss) income per common share - basic	$(0.05)	$(0.03)	$(0.08)	$0.90

(Loss) income per common share - diluted
(Loss) income from continuing operations	$(0.05)	$(0.03)	$(0.11)	$0.92
(Loss) income from discontinued operations	—	—	0.03	(0.03)

Net (loss) income per common share - diluted	$(0.05)	$(0.03)	$(0.08)	$0.89

Weighted average number of common shares outstanding - basic	51,195	35,356	50,003	31,538

Weighted average number of common shares outstanding - diluted	51,195	35,356	50,003	33,462

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Nine-Months Ended September 30, 2004

(In Thousands)
(Unaudited)

					Additional Paid-In Capital	Accumulated Deficit	Common Stock Warrants	Treasury Stock	Accumulated Other Comprehensive Income	Notes Received For Shares Issued	Total Stockholders' Equity

	Preferred Stock		Common Stock
	Number	Amount	Number	Amount

Balance - December 31, 2003	—	$—	41,220	$412	$443,099	$(413,923)	$5,650	$(1,777)	$206	$(931)	$32,736
Net loss	—	—	—	—	—	(3,975)	—	—	—	—	(3,975)
Comprehensive (loss) income -
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—

Total comprehensive (loss) income	—	—	—	—	—	(3,975)	—	—	—	—	(3,975)

Adjustment to allowance for uncollectible portion of notes receivable	—	—	—	—	—	—	—	—	—	384	384
Stock option repricing	—	—	—	—	(391)	—	—	—	—	—	(391)
Extension of warrants	—	—	—	—	—	—	176	—	—	—	176
Issuance of common shares and warrants	—	—	2,144	21	4,104	—	1,259	—	—	—	5,384
Issuance of common shares for compensation and legal settlement	—	—	7,238	72	1,067	—	—	—	—	—	1,139
Issuance of common shares to Digital Angel Corporation	—	—	1,979	21	5,008	—	—	(2,343)	—	—	2,686

Balance - September 30, 2004	—	$—	52,581	$526	$452,887	$(417,898)	$7,085	$(4,120)	$206	$(547)	$38,139

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)
	For The Nine Months
	Ended September 30,
	2004	2003
Cash Flows From Operating Activities
Net income (loss)	$(3,975)	$28,266

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
(Income) loss from discontinued operations	(1,596)	988
Non-cash compensation and administrative expenses	(391)	16,679
Issuance of stock for services	—	112
Depreciation and amortization	1,961	1,438
Non-cash interest expense (reduction)	(971)	1,878
Deferred income taxes	—	(309)
Impairment of notes receivable	371	61
Gain on forgiveness of debt	—	(69,968)
Net loss on capital transactions of subsidiary	1,805	324
(Gain) loss attributable to changes in minority interest as a result
of capital transactions of subsidiary	(1,593)	577
Minority interest	(808)	(1,498)
Loss on sale of equipment	79	15
Change in assets and liabilities:
Decrease in restricted cash	115	—
(Increase) decrease in accounts receivable	(1,114)	1,282
Increase in inventories	(2,953)	(3,380)
Decrease in other current assets	855	1,020
(Decrease) increase in accounts payable, accrued expenses
and other long-term liabilities	(175)	17,716
Net cash used in discontinued operations	(1,253)	(168)
Net Cash Used In Operating Activities	(9,643)	(4,967)

Cash Flows From Investing Activities
Decrease in notes receivable	683	1,543
Increase in other assets	(731)	(243)
Proceeds from sale of property and equipment	34	11
Payments for property and equipment	(1,120)	(960)
Payments for costs of business acquisition, net of cash acquired	(46)	—
Purchase of shares of Digital Angel Corporation	(455)	—
Net cash provided by (used in) discontinued operations	1,730	(20)
Net Cash Provided By Investing Activities	95	331

Cash Flows From Financing Activities
Net amounts borrowed (repaid) on notes payable	180	(27,641)
Proceeds from long-term debt	—	2,027
Payments on long-term debt	(843)	(150)
Proceeds from issuance of debentures	—	10,035
Other financing costs	(101)	(554)
Issuance of common shares	5,702	20,752
Stock issuance costs	(318)	(600)
Proceeds from subsidiary issuance of common stock	3,789	247
Net cash used in discontinued operations	(910)	(27)
Net Cash Provided By Financing Activities	7,499	4,089

Net Decrease In Cash And Cash Equivalents	(2,049)	(547)

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	(4)	—

Cash And Cash Equivalents - Beginning Of Period	10,161	5,809

Cash And Cash Equivalents - End Of Period	$8,108	$5,262

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

We develop innovative security products for consumer, commercial and government sectors worldwide. Our unique and often proprietary products provide security for people, animals, food chains, government/military assets, and commercial assets. Included in this diverse product line are applications for radio frequency identification systems, commonly known as RFID, end-to-end food safety systems, global positioning systems, referred to as GPS, satellite communications, and secure telecomm infrastructure. Our adage is Security Through InnovationTM. We have developed a product, for which we recently received Food and Drug Administration (“FDA”) approval, to provide a secure tamper proof means of managing medical information. Two of our mature brands are: Home AgainTM and SARBETM, and our newer brands include VeriChipTM, Bio ThermoTM and Digital AngelTM. We plan to grow our suite of products through acquisitions and in-house development.

The accompanying unaudited Condensed Consolidated Financial Statements of Applied Digital Solutions, Inc. (doing business as Applied Digital) (the “Company”) as of September 30, 2004, and December 31, 2003, (the December 31, 2003 financial information included herein comes from the audited financial statements included in our 2003 Annual Report on Form 10-K, as amended) and for the three and nine-months ended September 30, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the Condensed Consolidated Financial Statements have been made.

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

During the second quarter of 2004, we made a decision to sell the business assets of Medical Systems, as more fully discussed in Notes 7 and 8. As a result, its operations are now included as part of our Discontinued Operations for all periods presented. In addition, certain items in the 2003 periods have been reclassified to conform to the presentation in the current periods.

The Condensed Consolidated Statements of Operations for the three and nine-months ended September 30, 2004 and 2003, are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003.

We incurred a net loss of approximately $2.5 million for the three-months ended September 30, 2004, as compared to a net loss of approximately $1.2 million for the three-months ended September 30, 2003. Included in the net loss for the three-months ended September 30, 2003, was a one time reversal of approximately $3.9 million of severance expense associated with the termination of certain officers and director during 2003. Excluding the effects of a one-time gain on the forgiveness of debt of approximately $70.0 million recorded

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

during the nine-months ended September 30 2003, as a result of the payment in full of certain debt obligations, our operating results also improved significantly during the nine-months ended September 30, 2004, as compared to the nine-months ended September 30, 2003. We incurred a net loss of approximately $4.0 million for the nine-months ended September 30, 2004, as compared to a net loss of approximately $41.7 million, for the nine-months ended September 30, 2003, after adjusting for the gain on foregiveness of debt. Also included in the results for the nine-months ended September 30, 2003, was approximately $18.1 million of severance expense associated with the termination of certain officers and director during 2003. In addition, the loss for the three and nine-months ended September 30, 2004, included a reversal of approximately $0.3 million and $1.3 million of interest expense, respectively, as a result of the revaluation of certain common stock warrants, which are settleable in shares of the Digital Angel Corporation common stock owned by us. Digital Angel Corporation is one of our majority-owned subsidiaries, as more fully discussed in Note 2. Our operating activities used cash of $9.6 million and $5.0 million during the nine-months ended September 30, 2004 and 2003, respectively. In the past, we have suffered losses and have not generated positive cash flows from operations. As of September 30, 2004, we had an accumulated deficit of approximately $417.9 million. Digital Angel Corporation has suffered losses and has not generated positive cash flows from operations. As presented in Note 6, Digital Angel Corporation incurred losses during the three and nine-months ended September 30, 2004 and 2003. In addition, its operating activities used cash of approximately $3.7 million and approximately $3.5 million during the nine-months ended September 30, 2004 and 2003, respectively.

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

Revenue Recognition for Acquired Subsidiary

On January 22, 2004, we acquired OuterLink Corporation, referred to as OuterLink. OuterLink earns revenue from location and communication services, providing for service on a month-to month basis and from the sale of related products to customers (communication terminals and software). The location and communication services are only available through use of such products, which have no alternative use. Accordingly, service revenue is recognized as the services are performed. Product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period, which is currently 30 months.

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
(Unaudited)

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

As of September 30, 2004, we had five stock-based employee compensation plans and our subsidiaries collectively had six stock-based employee compensation plans. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“FAS 148”), which amended FAS 123, we have elected to continue to follow the intrinsic value method in accounting for our and our subsidiaries’ stock-based employee compensation plans as defined by APB 25 and FIN 44.

The following table illustrates the effect on net (loss) income and (loss) income per share if we had applied the fair value recognition provisions of FAS 123 to employee stock options granted under our stock-based employee compensation plans and the plans of our subsidiaries:

	Three-Months Ended September 30,	Three-Months Ended September 30,	Nine-Months Ended September 30,	Nine-Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)

Net (loss) income, as reported	$(2,480)	$(1,160)	$(3,975)	$28,266
Add back (deduct): Total stock-based employee compensation expense determined under APB 25 for all awards, net of related tax effects (1)	(24)	(460)	(382)	(1,459)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (2)	(2,017)	(1,210)	(5,483)	(4,089)

Pro forma net (loss) income	$(4,521)	$(2,830)	$(9,840)	$22,718

(Loss) income per share:
Basic—as reported	$(0.05)	$(0.03)	$(0.08)	$0.90
Diluted—as reported	$(0.05)	$(0.03)	$(0.08)	$0.89
Basic—pro forma	$(0.09)	$(0.08)	$(0.20)	$0.72
Diluted—pro forma	$(0.09)	$(0.08)	$(0.20)	$0.72

(1)	For the three-months ended September 30, 2004 and 2003, amounts do not include any compensation expense associated with subsidiary options. For the nine-months ended September 30, 2004 and 2003, amounts include $21 thousand and $19 thousand of compensation expense, respectively, associated with subsidiary options.

(2)	For the three-months ended September 30, 2004 and 2003, amounts include $1.4 million and $1.1 million of compensation expense, respectively, associated with subsidiary options. For the nine-months ended September 30, 2004 and 2003, amounts include $4.0 million and $3.7 million of compensation expense, respectively, associated with subsidiary options.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted-average per share fair value of options granted during the three-months ended September 30, 2004, under our plans was $1.73. (We did not grant options during the three-months ended September 30, 2003). The weighted-average per share fair value of options granted during the nine-months ended September 30, 2004 and 2003, under our plans was $1.78 and $2.60, respectively. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three-Months Ended September 30, 2004	Three-Months Ended September 30, 2003	Nine-Months Ended September 30, 2004	Nine-Months Ended September 30, 2003
Estimated option life	8 years	—	8 years	5.5 years
Risk free interest rate	4.07%	—	4.03%	1.51%
Expected volatility	69.00%	—	69.00%	76.00%
Expected dividend yield	0.00%	—	0.00%	0.00%

2. Principles of Consolidation

The financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including our 68.05% owned subsidiary, Digital Angel Corporation (AMEX:DOC), and our 52.5% owned subsidiary, InfoTech USA, Inc. (OTC:IFTH). The minority interest represents outstanding voting stock of the subsidiaries not owned by us. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our majority-owned subsidiary InfoTech USA, Inc. operates on a fiscal year ending September 30. InfoTech USA, Inc.’s results of operations have been reflected in the Condensed Consolidated Financial Statements on a calendar year basis.

3. Inventory

The components of inventories, stated at the lower of cost or market with cost determined on the first-in first-out (FIFO) method, are as follows:

	September 30, 2004	December 31, 2003
	(in thousands)
Raw materials	$3,264	$1,982
Work in process	5,885	2,723
Finished goods	5,658	6,598
	14,807	11,303
Allowance for excess and obsolescence	(2,015)	(1,859)
	$12,792	$9,444

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Financing Agreements

Securities Purchase Agreement with Institutional Investor

On April 16, 2004, we sold 2.0 million shares, referred to as the Shares, of our common stock, par value $0.01 per share, in a private placement to an institutional investor, Satellite Strategic Finance Associates, LLC, referred to as SSFA, under the terms of a Securities Purchase Agreement, referred to as the SPA. The SPA provided SSFA with a Series A Warrant, which was exercisable into an additional 1.0 million shares, referred to as the Series A Warrant Shares, of our common stock, and a Series B Warrant, which is exercisable into 0.7 million shares, referred to as the Series B Warrant Shares, of our common stock. The purchase price for the Shares was $2.749 per share and was based on the average daily volume weighted-average price of our common stock for the period of ten trading days ending on and including April 13, 2004. The exercise price of the Series A Warrant Shares was $2.749 and the exercise price of the Series B Warrant Shares is $3.299. The Series A Warrant, initially expiring on July 11, 2004, was extended until October 11, 2004, as discussed below. The Series B Warrant may be exercised at any time beginning on the one-year anniversary of the issue date and expiring on the sixth anniversary of such issue date. The proceeds from the sale were allocated on a relative fair value basis as follows:

(in thousands)
Shares of common stock	$4,240
Series A Warrant	378
Series B Warrant	880
Subtotal	5,498
Less costs and expenses	(180)
Net proceeds	$5,318

As a result of the extension of the Series A Warrant on July 11, 2004, during the three-months ended September 30, 2004, we recorded $0.2 million of deferred costs, which represented the additional fair value of the Series A Warrant as a result of the extension. The Series A Warrant was exercised on October 11, 2004, and accordingly, the additional fair value will be charged to additional paid-in-capital during the fourth quarter of 2004. Proceeds from the exercise of the Series A Warrant totaled $2.7 million.

The offer and sale of our securities to SSFA was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D or Section 4(2) of the Securities Act of 1933. Pursuant to a Registration Rights Agreement, we registered the shares on a registration statement, which became effective on May 12, 2004.

In addition, on October 21, 2004, we sold 2.5 million shares of our common stock to SSFA under a second Securities Purchase Agreement, referred to as the SSPA. The purchase price for these shares was based on the average daily volume weighted-average market price of our common stock for the period of five trading days beginning on Wednesday, October 13, 2004, and ending on and including Tuesday, October 19, 2004, which average was $3.61 per share. The SSPA provides SSFA with a Series C Warrant, which is exercisable into an additional 1.5 million shares (the “Series C Warrant Shares”) of our common stock at an exercise price equal to 120% of the purchase price of the 2.5 million shares. The Series C Warrant may be exercised at any time, at SSFA’s option, until the 150th day following the effective date of the registration statement registering the Series C Warrant Shares. The SSPA also provides for a Series D Warrant, which is exercisable into 666,667 shares (the “Series D Warrant Shares”) of our common stock at

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

an exercise price equal to 140% of the purchase price of the 2.5 million shares. The Series D Warrant may be exercised at any time beginning on the one-year anniversary of the issue date and expiring on the sixth anniversary of such issue date. The exercise price of the Series C Warrant Shares and the Series D Warrant Shares is $4.33 and $5.05 per share, respectively. The proceeds from the sale of the 2.5 million shares were approximately $9.0 million. Pursuant to a Registration Rights Agreement, we are obligated to register the common stock and the shares of common stock underlying the warrants.

Wells Fargo Credit Facility and IBM Credit Wholesale Agreement

On June 30, 2004, InfoTech USA, Inc. entered into a credit agreement and credit facility, referred to as the Credit Facility, with Wells Fargo Business Credit, Inc., referred to as Wells Fargo, providing for up to $4.0 million in borrowings. Amounts borrowed under the Credit Facility bear interest at Wells Fargo’s prime rate plus 3%. The Credit Facility matures on June 29, 2007, and automatically renews for successive one-year periods thereafter unless terminated by either party. In connection with the execution of the Credit Facility, InfoTech USA, Inc. and IBM Credit LLC, referred to as IBM Credit, replaced a prior agreement for wholesale financing dated as of April 20, 1994, with a new wholesale financing agreement, referred to as the Wholesale Agreement. Under the terms of the Credit Facility, Wells Fargo may, at its election, make advances as requested from time to time in amounts up to an amount equal to the difference between the borrowing base (described below) and the sum of (i) the amount outstanding under the Credit Facility, and (ii) the $0.6 million letter of credit agreement outstanding under the Credit Facility which secures InfoTech USA, Inc.’s obligations to IBM Credit under the Wholesale Agreement. The borrowing base is equal to the lesser of $4.0 million or the amount equal to 85% of (i) eligible accounts receivable, plus (ii) the amount of available funds on deposit at Wells Fargo, and minus (iii) certain specified reserves. As of September 30, 2004, the borrowing base was approximately $1.8 million, the letter of credit was approximately $0.6 million, approximately $0.8 million was outstanding under the Credit Facility, and approximately $0.4 million was available under the Credit Facility.

In connection with the execution of the Credit Agreement, Wells Fargo was paid an origination fee of $40 thousand. Each year Wells Fargo will be paid a facility fee of $15 thousand and an unused line fee at the annual rate of 0.5% of the daily-unused amount under the Credit Facility. Minimum monthly interest is due based on minimum borrowings of $1.5 million. Additional fees are due if the Credit Facility is terminated by Wells Fargo upon default or if InfoTech USA, Inc. terminates the Credit Facility prior to its termination date. Such fees are approximately $0.1 million during the first year, $60 thousand during the second year and $20 thousand each year thereafter.

The Credit Facility requires InfoTech USA, Inc. to maintain certain financial covenants, limits its capital expenditures, and contains other standard covenants including prohibitions on its incurrence of additional debt, its sales of assets and other corporate transactions of InfoTech USA, Inc. without Wells Fargo’s consent.

The obligations under the Credit Facility have been guaranteed and the capital stock of certain of InfoTech USA, Inc.’s subsidiaries has been pledged as collateral under a stock pledge agreement. In addition, certain rights under the loan agreement between InfoTech USA, Inc. and us, which is more fully discussed in Note 12, have been assigned to Wells Fargo under the terms of a collateral agreement. The Credit Facility is further secured by a first priority security interest in substantially all of the assets of InfoTech USA, Inc.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the terms of the Wholesale Agreement, IBM Credit may, at its election, advance InfoTech USA, Inc. up to $0.6 million to be used for the purchase of certain computer hardware and software products approved in advance by IBM Credit. Amounts outstanding under the Wholesale Agreement are required to be secured by a $0.6 million irrevocable letter of credit and bear finance charges in an amount to be agreed upon with IBM Credit from time to time. The Wholesale Agreement will remain in effect until terminated by either party upon at least 90 days written notice. As of September 30, 2004, $0.3 million was outstanding under the Wholesale Agreement, which is reflected in our Condensed Consolidated Balance Sheets in accounts payable and accrued expenses.

As of September 30, 2004, InfoTech USA, Inc. may not be in compliance with certain of its financial covenants under its Credit Facility with Wells Fargo. In the event of any such noncompliance, InfoTech USA, Inc. will seek to obtain a waiver. No assurance can be given that such waiver will be granted. If such a waiver is not granted, it could have an adverse effect on InfoTech USA, Inc. and us.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. (Loss) Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted loss (earnings) per share:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Numerator for basic earnings (loss) per share -
Net (loss) income from continuing operations	$(2,752)	$(1,037)	$(5,571)	$29,254
Net income (loss) from discontinued operations	272	(123)	1,596	(988)
Net (loss) income	$(2,480)	$(1,160)	$(3,975)	$28,266

Numerator for diluted (loss) earnings per share -
Net (loss) income from continuing operations	$(2,752)	$(1,037)	$(5,571)	$29,254
Add back interest on convertible exchangeable debentures	—	—	—	1,558
Adjusted net (loss) income from continuing operations	(2,752)	(1,037)	(5,571)	30,812
Net income (loss) from discontinued operations	272	(123)	1,596	(988)
Net (loss) income available to common shareholders	$(2,480)	$(1,160)	$(3,975)	$29,824
Denominator:
Denominator for basic (loss) earnings per share -
Weighted-average shares	51,195	35,356	50,003	31,538
Convertible exchangeable debentures	—	—	—	687
Stock options	—	—	—	874
Warrants	—	—	—	363
Denominator for diluted (loss) earnings per share (1) -
Weighted-average shares	51,195	35,356	50,003	33,462

Basic (loss) earnings per share:
Continuing operations	$(0.05)	$(0.03)	$(0.11)	$0.93
Discontinued operations	—	—	0.03	(0.03)
Total - Basic	$(0.05)	$(0.03)	$(0.08)	$0.90
Diluted (loss) earnings per share:
Continuing operations	$(0.05)	$(0.03)	$(0.11)	$0.92
Discontinued operations	—	—	0.03	(0.03)
Total - Diluted	$(0.05)	$(0.03)	$(0.08)	$0.89

(1) The weighted-average shares listed below were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:

	Three-Months Ended September 30,	Three-Months Ended September 30,	Nine-Months Ended September 30,
	2004	2003	2004
Convertible exchangeable debentures	—	2,039	—
Stock options	78	463	159
Warrants	199	377	278
	277	2,879	437

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Segment Information

We operate in three business segments: Advanced Technology, Digital Angel Corporation and InfoTech USA, Inc.

Advanced Technology

Our Advanced Technology segment specializes in developing innovative security products including:

•	secure voice, data and video telecommunications networks;

•	implantable microchips and RFID scanners;

•	proprietary software; and

•	a thermo-electric generator.

Our voice, data and video telecommunications networks are sold to various branches of the United States government. Our VeriChipTM implantable microchip has multiple applications in securing medical information, personal identification, building access, financial transactions and more. The Advanced Technology segment’s customer base includes governmental agencies, commercial operations, and consumers. Through our Advanced Technology segment, we deliver products and services across a multitude of industries, including government, insurance, utilities, security, communications, healthcare and high tech. As of September 30, 2004, we have recorded minimal revenues associated with our VeriChipTM product, and we have not recorded any revenues from the sale of our Thermo LifeTM product.

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

Our principal products/technologies are:

•	visual ear tags for livestock;

•	electronic implantable microchips and RFID scanners for the companion pet, fish, livestock and wildlife industries, including our Home AgainTM and Bio-ThermoTM product brands;

•	GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications, including our SARBETM brand, which serve commercial and military markets;

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	GPS and geosynchronous satellite tracking systems, including tracking software systems for mapping and messaging associated with the security of high-value assets; and

•	intrinsically safe sounders (horn alarms) for industrial use and other electronic components.

InfoTech USA, Inc.

Our InfoTech USA, Inc. segment is a full service provider of Information Technology, or IT, products and services. Through this segment we provide IT consulting, networking, procurement, deployment, integration, migration and network security services. We also provide on-going system and networking maintenance services. During 2003 and 2004, we continued our strategy of moving away from a product-driven systems integration business model to a customer-oriented IT strategy-based business model. We have further developed our deliverable IT products and services by adding new consulting and service offerings, and increasing the number of strategic alliances with outside technical services firms and manufacturers of high-end IT products. Our principal products and services in this segment are sales of computer hardware and computer services, which consist of IT consulting, installation, project management, design and deployment, computer network security and maintenance, and other professional services.

All Other

Business units that were closed or sold during 2001 and 2002 are reported in “All Other.”

“Corporate/Eliminations”

Our “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain interest income/expense and other expenses associated with corporate activities and functions. Included in “Corporate/Eliminations” for the nine-months ended September 30, 2003, is a gain on the forgiveness of debt obligations to IBM Credit of approximately $70.0 million, and a severance charge of approximately $17.9 million associated with the termination of certain former executive officers and directors. (An additional $0.2 million of severance expenses associated with the terminations is included in the Advanced Technology segment's results for the nine-months ended September 30, 2003).

Discontinued Operations

Our previously reported Medical Systems operations, certain assets of which were sold during the three and  nine-months ended September 30, 2004, and our Intellesale segment and other non-core businesses, are reported as Discontinued Operations, as more fully discussed in Notes 7 and 8.

Accounting Policies

The accounting policies of our segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K filed for the year-ended December 31, 2003, as amended, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices. It is on this basis that management

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 utilizes the financial information to assist in making internal operating decisions. We evaluate performance based on segment operating income.

Selected Segment Data

Following is the selected segment data as of and for the three-months ended September 30, 2004:
	Three-Months Ended September 30, 2004
	(in thousands)
	Advanced Technology	Digital Angel Corporation	InfoTech USA, Inc.	All Other	“Corporate/ Eliminations”	Consolidated
Net revenue from external customers: Product	$10,282	$10,668	$2,876	$—	$(18)	$23,808
Service	2,723	512	683	—	—	3,918
Intersegment revenue - product	—	(18)	—	—	18	—
Total revenue	$13,005	$11,162	$3,559	$—	$—	$27,726

Income (loss) from continuing operations before taxes, minority interest and loss (gain) attributable to capital transactions of subsidiary	$(253)	$(328)	$(249)	$(200)	$(1,518)	$(2,548)

Total assets	$43,002	$77,102	$9,208	$2,662	$(10,088)	$121,886

Following is the selected segment data as of and for the three-months ended September 30, 2003:
	Three-Months Ended September 30, 2003
	(in thousands)
	Advanced Technology	Digital Angel Corporation	InfoTech USA, Inc.	All Other	“Corporate/ Eliminations”	Consolidated
Net revenue from external customers: Product	$8,514	$6,693	$3,419	$—	$(18)	$18,608
Service	2,737	1,317	806	—	—	4,860
Intersegment revenue - product	—	(18)	—	—	18	—
Total revenue	$11,251	$7,992	$4,225	$—	$—	$23,468

Income (loss) from continuing operations before taxes, minority interest and loss (gain) attributable to capital transactions of subsidiary	$481	$(2,319)	$(108)	$44	$(73)	$(1,975)

Total assets	$40,618	$65,530	$9,228	$2,737	$(6,900)	$111,213

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is the selected segment data as of and for the nine-months ended September 30, 2004:
	Nine-Months Ended September 30, 2004 (in thousands)
	Advanced Technology	Digital Angel Corporation	InfoTech USA, Inc.	All Other	“Corporate/ Eliminations”	Consolidated
Net revenue from external customers: Product	$28,288	$30,582	$10,511	$—	$(76)	$69,305
Service	7,375	1,439	2,446	—	—	11,260
Intersegment revenue - product	—	(76)	—	—	76	—
Total revenue	$35,663	$31,945	$12,957	$—	$—	$80,565

Income (loss) from continuing operations before taxes, minority interest and loss (gain) attributable to capital transactions of subsidiary	$978	$(2,235)	$(268)	$(200)	$(4,337)	$(6,062)

Total assets	$43,002	$77,102	$9,208	$2,662	$(10,088)	$121,886

Following is the selected segment data as of and for the nine-months ended September 30, 2003:

	Nine-Months Ended September 30, 2003
	(in thousands)
	Advanced Technology	Digital Angel Corporation	InfoTech USA, Inc.	All Other	“Corporate/ Eliminations”	Consolidated
Net revenue from external customers: Product	$22,768	$25,090	$8,686	$—	$(106)	$56,438
Service	8,303	1,476	2,043	—	—	11,822
Intersegment revenue - product	—	(106)	—	—	106	—
Total revenue	$31,071	$26,460	$10,729	$—	$—	$68,260

Income (loss) from continuing operations before taxes, minority interest and loss (gain) attributable to capital transactions of subsidiary	$974	$(4,359)	$(731)	$373	$33,158	$29,415

Total assets	$40,618	$65,530	$9,228	$2,737	$(6,900)	$111,213

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a breakdown of our revenue by segment and type of product and service:

	Three-Months Ended September 30, (in thousands)
	2004			2003
	Product	Service	Total	Product	Service	Total

Advanced Technology
Voice, data and video telecommunications networks	$9,261	$1,561	$10,822	$8,064	$1,182	$9,246
Call center and customer relationship management software	998	1,162	2,160	243	1,314	1,557
Implantable microchips and RFID scanners	23	—	157	148	—	148
Website design and Internet access	—	—	—	289	744	1,033

Total	$10,282	$2,723	$13,005	$8,514	$2,737	$11,251

	Three-Months Ended September 30, (in thousands)
	2004			2003
	Product	Service	Total	Product	Service	Total

Digital Angel Corporation
Visual ear tags and electronic implantable microchips and RFID scanners	$5,303	$212	$5,515	$4,167	$1,192	$5,359
GPS and radio communications products	5,365	300	5,665	2,526	125	2,651
Intersegment revenue	(18)	—	(18)	(18)	—	(18)

Total	$10,650	$512	$11,162	$6,675	$1,317	$7,992

	Three-Months Ended September30, (in thousands)
	2004			2003
	Product	Service	Total	Product	Service	Total

InfoTech USA, Inc.
Computer hardware	$2,876	$—	$2,876	$3,419	$—	$3,419
Computer services	—	683	683	—	806	806

Total	$2,876	$683	$3,559	$3,419	$806	$4,225

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a breakdown of our revenue by segment and type of product and service (continued):

	Nine-Months Ended September 30, (in thousands)
	2004			2003
	Product	Service	Total	Product	Service	Total

Advanced Technology
Voice, data and video telecommunications networks	$26,859	$4,307	$31,166	$21,619	$3,553	$25,172
Call center and customer relationship management software	1,250	3,068	4,318	505	3,764	4,269
Implantable microchips and RFID scanners	179	—	179	271	—	271
Website design and Internet access	—	—	—	373	986	1,359

Total	$28,288	$7,37523	$35,663	$22,768	$8,303	$31,071

	Nine-Months Ended September 30, (in thousands)
	2004			2003
	Product	Service	Total	Product	Service	Total

Digital Angel Corporation
Visual ear tags and electronic implantable microchips and RFID scanners	$18,091	$609	$18,700	$17,157	$1,192	$18,349
GPS and radio communications products	12,491	300	13,321	7,933	284	8,217
Intersegment revenue	(76)	—	(76)	(106)	—	(106)

Total	$30,506	$1,439	$31,945	$24,984	$1,476	$26,460

	Nine-Months Ended September30, (in thousands)
	2004			2003
	Product	Service	Total	Product	Service	Total

InfoTech USA, Inc.
Computer hardware	$10,511	$—	$10,511	$8,686	$—	$8,686
Computer services	—	2,446	2,446	—	2,043	2,043

Total	$10,511	$2,446	$12,957	$8,686	$2,043	$10,.729

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Acquisitions and Dispositions

The following describes our acquisition of OuterLink (in thousands):

Company Acquired	Date Acquired	Acquisition Price	Value of Digital Angel Corporation Series A Preferred Stock	Digital Angel Corporation Series A Preferred Shares Issued	Goodwill and Other Intangibles Acquired	Other Net Assets and Liabilities Acquired
OuterLink Corporation	1/22/04	$8,501	$8,300	100	$8,522	$(21)

On January 22, 2004, we acquired OuterLink. OuterLink provides satellite-based tracking, wireless data transfer and two-way messaging with large fleets of vehicles. The acquisition was accounted for under the purchase method of accounting. Identifiable intangible assets of $4.7 million have been recorded based upon preliminary estimates as of the date of the acquisition. The excess of purchase price over the fair value of the assets and liabilities of $3.8 million was recorded as goodwill. Any changes to the preliminary estimates during the allocation period will be reflected as an adjustment to goodwill. We recorded $0.1 million and $0.5 million of amortization expense associated with the identifiable intangible assets during the three and nine-months ended September 30, 2004, respectively.

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

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pro Forma Information Related to Acquisition of OuterLink

The results of OuterLink have been included in the Condensed Consolidated Financial Statements since the date of acquisition. Unaudited pro forma results of operations for the three-months ended September 30, 2003, and the nine-months ended September 30, 2004 and 2003, are included below. Such pro forma information assumes that the acquisition had occurred as of January 1, 2003, and revenue is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our results of operations would have been had OuterLink been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

(In thousands)	Three-Months Ended September 30, 2003	Nine-Months Ended September 30, 2004	Nine-Months Ended September 30, 2003
Net operating revenue	$23,895	$80,652	$69,282
Net (loss) income from continuing operations	$(1,581)	$(6,030)	$27,115
(Loss) income per share from continuing operations:
(Loss) income per common share - basic	$(0.04)	$(0.12)	$0.86
(Loss) income per common share - diluted	$(0.04)	$(0.12)	$0.86

Sale of Medical Systems Assets

On April 19, 2004, we sold certain assets of our Medical Systems operations pursuant to an Asset Purchase Agreement. Under the terms of the Asset Purchase Agreement, MedAire, Inc. purchased substantially all of the operating assets, excluding land and buildings, of Medical Systems for approximately $0.4 million, plus certain prepaid deposits and the cost of the pharmaceutical inventory and supplies. The assets sold included all of the tangible and intangible intellectual property developed for the operation of medical services business, including the systems, inventories, customer and supplier contracts, licenses, applications and databases, Internet website and domain name, mailing lists, customer records, trademarks, and copyrights. The Asset Purchase Agreement excluded all other assets, property and equipment of Medical Systems. We incurred a loss of approximately $0.6 million during the nine-months ended September 30, 2004, in connection with this transaction. In addition, on July 30, 2004, we sold Medical Systems’ real property and certain related fixed assets for $1.5 million, which resulted in a gain on the sale of approximately $0.3 million and cash proceeds after paying off the related building mortgage of approximately $0.4 million.

Medical Systems represented a reporting unit in accordance with SFAS 142, Goodwill and Other Intangible Assets (“FAS 142”). As a result of our decision to sell Medical Systems assets during the second quarter of 2004, we have reflected the assets, liabilities and results of operations of Medical Systems as part of our Discontinued Operations for all periods presented in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). See Note 8.

Share Exchange Agreement

On August 14, 2003, we entered into a Share Exchange Agreement with Digital Angel Corporation. The Share Exchange Agreement represented a strategic investment by us, whereby we

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

increased our ownership interest in Digital Angel Corporation. The Share Exchange Agreement provided for us to purchase 3.0 million shares of Digital Angel Corporation's common stock at a price of $2.64 per share, $7.9 million in the aggregate, and for Digital Angel Corporation to issue a warrant to us, referred to as the DAC Warrant, for the purchase of up to 1.0 million shares of Digital Angel Corporation’s common stock. The DAC Warrant is exercisable for five years commencing on February 1, 2004, at a price per share of $3.74, payable in cash or in shares of our common stock. The purchase price for the 3.0 million shares was payable in shares of our common stock having an aggregate market value of $7.9 million. On March 1, 2004, we issued approximately 2.0 million shares of our common stock to Digital Angel Corporation as payment for the 3.0 million shares.

Digital Angel Corporation has generated cash by selling approximately 2.0 million shares of our common stock, and as of September 30, 2004, Digital Angel Corporation generated gross proceeds of approximately $1.3 million on the sale of approximately 0.9 million of the shares. Digital Angel Corporation realized an aggregate loss on the sale of our shares of approximately $1.0 million, which is reflected in its separate financial statements included in its Form 10-Q for the quarter ended September 30, 2004. In addition, during the nine-months ended September 30, 2004, Digital Angel Corporation was required to record an unrealized loss of approximately $1.9 million representing the reduction in the fair market value of our common stock on the date of the share exchange, which value was $4.00 per share, and the value of the 1.1 million unsold shares as of September 30, 2004, of $2.19 per share. During October 2004, Digital Angel Corporation sold the remaining 1.1 shares of our common stock, resulting in net proceeds to Digital Angel Corporation of approximately $4.0 million. Because such realized and unrealized gains and losses result from transactions in our common stock, they are eliminated upon the consolidation of Digital Angel Corporation’s and our operating results, and accordingly, they are not reflected in the Condensed Consolidated Financial Statements. The fair value of our common stock held by Digital Angel Corporation as of September 30, 2004, was approximately $2.3 million and is reflected in the Condensed Consolidated Balance Sheets as treasury stock.

As of September 30, 2004, we owned approximately 68.05% of the outstanding common stock of Digital Angel Corporation. Digital Angel Corporation has outstanding options and warrants and it has issued debt and preferred stock, which are convertible into shares of its common stock. If all of the outstanding options and warrants and all of the convertible debt and preferred stock were converted into shares of Digital Angel Corporation’s common stock, our ownership would be less than 50%. We desire to maintain a controlling interest in Digital Angel Corporation, and therefore, we and Digital Angel Corporation have entered into a Letter Agreement with Laurus Master Fund, Ltd., referred to as Laurus, which is described below. In addition, we may enter into additional share exchange agreements with Digital Angel Corporation, or we may elect in the future to buy back a portion of the outstanding shares of Digital Angel Corporation’s common stock that we do not currently own.

Letter Agreement With Laurus

On June 1, 2004, we and Digital Angel Corporation entered into a Letter Agreement with Laurus. On July 31, 2003, Digital Angel Corporation issued to Laurus a Secured Convertible Note, referred to as the Convertible Note, in the amount of $2.0 million, and on August 28, 2003, Digital Angel Corporation issued to Laurus a Minimum Borrowing Convertible Note in the amount of $1.5 million. Under the terms of the Letter Agreement, Laurus agreed to convert (such conversion, the “Initial Conversion”) a portion of the Convertible Note that was equal to 0.15 million shares of Digital Angel Corporation’s common stock at the fixed conversion price applicable to the Convertible Note, which price is $2.33 per share, and we agreed to purchase such shares of Digital Angel Corporation’s common stock from Laurus

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

at a purchase price equal to the volume weighted-average price, referred to as the VWAP, of the common stock for the three trading days immediately preceding the Initial Conversion, which price was $3.04 per share. Digital Angel Corporation issued the 0.15 million shares to Laurus on June 8, 2004, and we purchased such shares from Laurus on June 30, 2004.

In addition, pursuant to the terms of the Letter Agreement, Laurus agreed that with respect to each conversion by Laurus of an outstanding amount of the Convertible Note or the Minimum Borrowing Convertible Note into Digital Angel Corporation’s common stock occurring after the Initial Conversion, we and Digital Angel Corporation shall have the right to purchase all of such common stock converted by Laurus at a price per share equal to the VWAP of Digital Angel Corporation’s common stock for the three trading days immediately preceding such conversion, for a specified time period. The conversion price to be paid by Laurus under the terms of the Minimum Borrowing Note is $2.64 per share, subject to adjustment upward. On September 30, 2004, Digital Angel Corporation issued an additional 50 thousand shares to Laurus pursuant to such terms, and we acquired the shares from Laurus on October 26, 2004, at a purchase price of $2.96 per share. On October 25, 2004, Digital Angel Corporation issued an additional 0.1 million shares of its common stock to Laurus, which we also intend to purchase under the terms of the Letter Agreement.

Based upon the terms of the Letter Agreement, and assuming that Laurus were to convert 100% of the $0.7 million outstanding under the Convertible Note as of September 30, 2004, and the full $1.5 million capacity under the Minimum Borrowing Convertible Note, the aggregate number of shares of Digital Angel Corporation’s common stock that we may be entitled to purchase, assuming that we were to purchase 100% of such shares and including the 0.15 million shares purchased in June and the 50 thousand shares purchased in October 2004, as discussed above, is approximately 1.1 million shares, subject to increases if accrued interest is added to the outstanding principal balance under the Convertible Note. As of September 30, 2004, $0.7 million was outstanding under the Minimum Borrowing Convertible Note. We recorded goodwill of $0.1 million in connection with our purchase of the 0.15 million shares from Laurus on June 30, 2004, based upon preliminary estimates as of the date of the acquisition. We may record additional goodwill during the fourth quarter of 2004, as a result of our purchase of the 50 thousand shares from Laurus on October 26, 2004, as well as any additional purchases. Any changes to our preliminary estimates of goodwill during the allocation period will be reflected as an adjustment to goodwill.

Net Loss (Gain) on Capital Transactions of Subsidiary and Loss (Gain) Attributable to Changes in Minority Interest as a Result of Capital Transactions of Subsidiary

Gains, where realized, and losses on issuances of certain shares of stock by Digital Angel Corporation are reflected in the Condensed Consolidated Statements of Operations. We determined that such recognition of gains and losses on the issuances of certain shares of stock by Digital Angel Corporation was appropriate since such shares were not sales of unissued shares in a public offering, we do not plan to reacquire such shares, and the value of the proceeds could be objectively determined. During the three-months ended September 30, 2004 and 2003, we recorded a loss of $38 thousand and $0.1 million, respectively, on the issuances of 0.1 million and 0.1 million shares of Digital Angel Corporation’s common stock, respectively. During the nine-months ended September 30, 2004 and 2003, we recorded a loss of $1.8 million and $0.3 million, respectively, on the issuances of 4.0 million and 0.5 million shares of Digital Angel Corporation’s common stock, respectively. Included in the issuances for the nine-months ended September 30, 2004, were the 3.0 million shares of common stock issued by Digital Angel Corporation to us in connection with the Share Exchange Agreement. The loss represents the difference between the carrying amount of the pro-rata share of our investment in Digital Angel Corporation and the net proceeds from the issuances of the stock, as well as the portion of the minority owners’ interest in the capital contributed to Digital Angel Corporation by us in connection with the

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share Exchange Agreement. During the three and nine-months ended September 30, 2004, Digital Angel Corporation issued 50 thousand and 0.2 million shares, respectively, which we acquired under the terms of the Letter Agreement with Laurus. Gains/losses on issuances of shares under the Letter Agreement are not included in the gains/losses noted above, as the issuances relate to shares that we intend to acquire. In addition, we recorded a loss (gain) of $0.3 million and $(0.4) million during the three-months ended September 30, 2004 and 2003, respectively, and a (gain) loss of $(1.6) million and $0.6 million during the nine-months ended September 30, 2004 and 2003, respectively, attributable to changes in the minority interest ownership as a result of the capital transactions of Digital Angel Corporation. The business operations of Digital Angel Corporation are described in Note 6.

The following is a summary of the capital transactions of Digital Angel Corporation for the three and nine-months ended September 30, 2004 and 2003:

	For The Three- Months Ended September 30,		For The Nine- Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Issuances of common stock for stock option exercises	127	106	957	484
Issuance of common stock under the Letter Agreement	50	—	200	—
Issuance of common stock under the Share Exchange Agreement	—	—	3,000	—
Total issuances of common stock	177	106	4,157	484
Proceeds from stock issuances	$211	$14	$9,740	$238
Average price per share	$1.20	$0.13	$2.34	$0.49
Beginning ownership percentage of Digital Angel Corporation	68.41%	72.87%	66.93%	73.91%
Ending ownership percentage of Digital Angel Corporation	68.05%	72.57%	68.05%	72.57%
Decrease (increase) in ownership percentage	0.36%	0.30%	(1.12)%	1.34%
Net loss on capital transactions of subsidiary (1)	$38	$103	$1,805	$324
Loss (gain) attributable to changes in minority interest as a result of capital transactions of subsidiary (1)	$298	$(371)	$(1,593)	$577

(1)  We have not provided a tax provision/benefit for the net loss on capital transactions of subsidiary and the loss (gain) attributable to changes in minority interest as a result of capital transactions of subsidiary.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Discontinued Operations

During the second quarter of 2004, Digital Angel Corporation’s Board of Directors approved a plan to sell our Medical Systems operations, which we acquired on March 27, 2002. Medical Systems represented the business operations of Medical Advisory Systems, Inc., referred to as MAS. On March 31, 2002, our 93% owned subsidiary, Digital Angel Corporation, which we refer to as pre-merger Digital Angel, merged with MAS and MAS changed its name to Digital Angel Corporation. Medical Systems was one of our reporting units in accordance with FAS 142. Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as Discontinued Operations for all periods presented. The following discloses the income/operating losses from Discontinued Operations for the three and nine-months ended September 30, 2004 and 2003, consisting of income (loss) attributable to Medical Systems:

	Three-Months Ended September 30,	Three-Months Ended September 30,	Nine-Months Ended September 30,	Nine-Months Ended September 30,
	2004	2003	2004	2003
Product revenue	$—	$139	$204	$726
Service revenue	—	195	223	811
Total revenue	—	334	427	1,537
Cost of products sold	—	63	87	321
Cost of services sold	—	239	317	832
Total cost of products and services sold	—	302	404	1,153
Gross profit	—	32	23	384
Selling, general and administrative expense	35	134	974	573
Depreciation and amortization	—	169	107	386
Gain on sale of property and equipment	(290)	—	(290)	—
Other income and expense	—	35	105	104
Minority interest	53	(84)	(285)	(183)
Income (loss) from Discontinued Operations	$202	$(222)	$(588)	$(496)

The above results do not include any allocated or common overhead expenses. We have not provided a provision/benefit for income taxes on the income/losses attributable to Medical Systems. We do not anticipate Medical Systems incurring additional losses in the future. However, in accordance with FAS 144, any additional operating losses or changes in the values of assets or liabilities will be reflected in our financial condition and results of operations as incurred.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 1, 2001, our Board of Directors approved a plan to offer for sale our Intellesale business segment and all of our other non-core businesses, and accordingly, these entities, which have all been sold or closed, are presented in Discontinued Operations for all periods presented.

The net liabilities of Discontinued Operations as of September 30, 2004 and December 31, 2003, were comprised of the following:

Medical Systems	September 30, 2004	December 31, 2003
	(in thousands)
Assets
Accounts receivable, net	$19	$453
Inventory	—	46
Other current assets	—	43
Property and equipment, net	—	1,137
Intangible assets, net	—	489
Other assets	135	163
Total Assets	$154	$2,331

Current Liabilities:
Notes payable and current maturities of long-term debt	$—	$(910)
Accounts payable	—	(71)
Accrued expenses	(53)	(99)
Total Liabilities	$(53)	$(1,080)

Net Assets	$101	$1,251

Intellesale and Other Non-Core Businesses	September 30, 2004	December 31, 2003
	(in thousands)
Current Liabilities:
Notes payable and current maturities of long-term debt	$(26)	$(26)
Accounts payable	(4,178)	(4,178)
Accrued expenses	(1,298)	(5,341)
Total Liabilities	$(5,502)	$(9,545)

Net Liabilities	$(5,502)	$(9,545)

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total Discontinued Operations	September 30, 2004	December 31, 2003
	(in thousands)
Assets
Accounts receivable, net	$19	$453
Inventory	—	46
Other current assets	—	43
Property and equipment, net	—	1,137
Intangible assets, net	—	489
Other assets	135	163
Total Assets	$154	$2,331

Current Liabilities:
Notes payable and current maturities of long-term debt	$(26)	$(936)
Accounts payable	(4,178)	(4,249)
Accrued expenses	(1,351)	(5,440)
Total Liabilities	$(5,555)	$(10,625)

Net Liabilities of Discontinued Operations	$(5,401)	$(8,294)

We accounted for the Intellesale segment and our other non-core businesses as Discontinued Operations in accordance with Accounting Principles Board 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). APB 30, of which portions related to the accounting for discontinued operations have been superceded by the provisions of FAS 144, required that we accrue estimates for future operating losses, gains/losses on sale, costs to dispose and carrying costs of these businesses at the time the businesses were discontinued. Accordingly, at December 31, 2000, we recorded a provision for operating losses and carrying costs during the phase-out period for our Intellesale and other non-core businesses including estimated disposal costs to be incurred in selling the businesses. Carrying costs consisted primarily of cancellation of facility and equipment leases, legal settlements, employment contract buyouts and sales tax liabilities. The following table sets forth the roll forward of the liabilities for operating losses and carrying costs for the periods December 31, 2002 to September 30, 2003, and December 31, 2003 through September 30, 2004. The additions/reductions represent a change in the estimated carrying costs during the phase out period, as certain of these costs were settled for more/less than anticipated, as well as to operating costs associated with one remaining business within this group, which was sold in July 2003.

Type of Cost (in thousands)	Balance December 31, 2002	Additions	Deductions	Balance September 30, 2003

Change in estimated operating losses	$—	$176	$176	$—
Carrying costs	4,908	316	111	5,113
Total	$4,908	$492	$287	$5,113

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Type of Cost (in thousands)	Balance December 31, 2003	Additions (Reductions)	Deductions	Balance September 30, 2004

Carrying costs	$4,913	$(2,184)	$1,853	$876

9. Reclassification of Minority Interest from Continuing Operations to Discontinued Operations

We have revised our calculation of the loss (income) from Continuing Operations and Discontinued Operations for the three and six-months ended June 30, 2004, as present in our June 30, 2004 Form 10-Q, to reclassify the minority interest associated with Medical Systems’ losses from Continuing Operations to Discontinued Operations. The effect of the change does not impact the reported net loss in the periods, as follows:

	Previously Reported Three-Months Ended June 30, 2004	Revised Three-Months Ended June 30, 2004	Previously Reported Six-Months Ended June 30, 2004	Revised Six-Months Ended June 30, 2004
	(in thousands, except per share amounts)
Net loss from Continuing Operations	$(2,232)	$(2,457)	$(2,481)	$(2,819)
Net (loss) income from Discontinued Operations	(737)	(512)	987	1,325
Total net loss	$(2,969)	$(2,969)	$(1,494)	$(1,494)
Total basic and diluted loss per share - Continuing Operations	$(0.04)	$(0.05)	$(0.05)	$(0.06)
Total basic and diluted (loss) earnings per share - Discontinued Operations	(0.02)	(0.01)	0.02	0.03
Total net loss per share - basic and diluted	$(0.06)	$(0.06)	$(0.03)	$(0.03)

10. Non-Cash Stock-Based Compensation Expense

During the three-months ended September 30, 2004 and 2003, and the nine-months ended September 30, 2004 and 2003, we reduced by $0.0 million, $0.5 million, $0.4 million and $1.5 million, respectively, certain non-cash stock-based compensation expense. The reductions relate primarily to compensation expense recorded in prior periods in connection with the re-pricing of 1.9 million stock options during 2001. The re-priced options had original exercise prices ranging from $6.90 to $63.40 per share and were modified to change the exercise price to $1.50 per share. Due to the modification, these options are being accounted for as variable options under APB Opinion No. 25 and fluctuations in our common stock price result in increases and decreases of non-cash stock-based compensation expense until the options are exercised, forfeited, modified or expired. As of September 30, 2004, approximately 0.1 million of these options remain outstanding. This reduction of compensation expense has been reflected in the Condensed Consolidated Statements of Operations as selling, general and administrative expense.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Comprehensive (Loss) Income

Comprehensive (loss) income represents all non-owner changes in stockholders’ equity and consists of the following:

	Three-Months Ended September 30, (In thousands)		Nine-Months Ended September 30, (In thousands)
	2004	2003	2004	2003
Net (loss) income	$(2,480)	$(1,160)	$(3,975)	$28,266
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(12)	78	—	126
Total comprehensive (loss) income	$(2,492)	$(1,082)	$(3,975)	$28,392

12. Related Party Transaction

On June 27, 2003, we borrowed $1.0 million from InfoTech USA, Inc. under the terms of a commercial loan agreement and term note. On June 28, 2004, we and InfoTech USA, Inc. agreed to extend the date on which the principal is due under the terms of the loan from June 30, 2004 to June 30, 2005. Under the terms of the loan, interest accrues at an annual rate of 16% and is payable on a monthly basis. Under the terms of a stock pledge agreement, we have pledged approximately 0.8 million shares of the Digital Angel Corporation common stock that we own as collateral for the loan. The proceeds of the loan were used to fund operations. The loan is not reflected in the Condensed Consolidated Balance Sheets as it has been eliminated in consolidation.

13. Legal Proceedings

We are party to various legal proceedings, and accordingly, we have recorded $1.9 million in reserves in our financial statements as of September 30, 2004. In the opinion of management, these proceedings are not likely to have a material adverse affect on the financial position or overall trends in our results. The estimate of potential impact on our financial position, overall results of operations or cash flows could change in the future.

Melvin Maudlin vs. Pacific Decision Sciences Corporation, Hark Vasa and Applied Digital Solutions, Inc.

On October 22, 2003, Melvin Maudlin (the “Plaintiff”), a former employee at our subsidiary, Pacific Decision Sciences Corporation (“PDSC”), filed suit in the Superior Court of California against PDSC, Hark Vasa and us in connection with a purported trust agreement involving PDSC which, according to the Plaintiff, provides that he is to receive monthly payments of $10 thousand for approximately 17 years. The Plaintiff has obtained a pre-judgment right to attach order in the amount of his total claim of $2.1 million, and subsequently obtained a purported writ of attachment of certain PDSC assets, which we appealed and were successful in defeating. On or about April 10, 2004, the Plaintiff filed a Second Amended Complaint against us for breach of contract, breach of fiduciary duties, negligence, “creditor’s suit” under Section 491.310 of the California Code of Civil Procedure, fraudulent conveyance, improper corporate distribution and alter ego. We answered the Second Amended Complaint on or about

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 8, 2004. On or about July 6, 2004, Hark Vasa filed a Cross-Complaint against us and PDSC for equitable contribution and indemnity. The suit has not materially affected PDSC’s ability to operate its business but could affect such operations in the future. The parties have been conducting discovery. The trial date, which was originally set to commence on September 7, 2004, has been reset to November 8, 2004. We intend to vigorously defend this suit.

Electronic Identification Devices Ltd. vs. Digital Angel Corporation

In February 2004, Electronic Identification Devices, Ltd. (“EID”) commenced a Declaratory Judgment Action against Digital Angel Corporation in the United States District Court for the Western District of Texas. This action seeks a declaration of patent non-infringement relating to Digital Angel Corporation’s patented syringe implantable identification transponder. The lawsuit alleges that EID has developed a new transponder that it believes does not infringe on Digital Angel Corporation’s patent. The lawsuit acknowledges that Digital Angel Corporation obtained a Judgment of infringement and two contempt orders against EID based on selling certain systems that infringed the its patent in 1997, 1998 and 1999. On September 17, 2004, the United States District Court for the Western District of Texas dismissed EID’s cause of action.

John Fernandez vs. United States of America vs. Medical Advisory Systems, Inc.

On December 29, 2003, John Fernandez filed a lawsuit in the Orlando Division of the United States District Court for the Middle District of Florida. The plaintiff filed the lawsuit against the United States of America as the operator of the ship on which the plaintiff served. He alleged that the United States had contracted with MAS to provide medical advice and that the physician at MAS had rendered an incorrect long-distance diagnosis, resulting in injury to the plaintiff. Mr. Fernandez asserted against the United States claims of negligence under the Jones Act, unseaworthiness and maintenance and cure. He alleged damages in excess of $75,000, plus prejudgment and post-judgment interest at the legal rate and costs and disbursements of the action. On April 14, 2004, the United States served Medical Advisory Systems with a third part complaint in Admirality in which it alleged that MAS is liable to it for all or part of the plaintiff’s claim in that MAS and/or its employee/physician rendering the medical advice was negligent. In response, on May 12, 2004, MAS filed a motion to dismiss the third party complaint. The matter is presently scheduled for trial in April 2005. The ultimate outcome of this trial cannot be predicted at this time. We are currently unable to determine the potential effect of this litigation on our consolidated financial position, results of operations or cash flows.

Digital Angel Corporation vs. AllFlex USA, Inc. and Pet Health Services (USA), Inc.

On October 20, 2004, Digital Angel Corporation commenced an action in the United Stated District Court for the District of Minnesota against AllFlex USA, Inc. and Pet Health Services (USA), Inc. This suit (Court File No. 04-4545MJD/JGL) claims that AllFlex is marketing and selling an implantable transponder that infringes a 1993 patent granted to Digital Angel Corporation for implantable transponders previously found by the United States District Court for the District of Colorado to be enforceable. The suit also claims that Pet Health is using, selling and/or distributing the same transponder in violation of Digital Angel Corporation’s patent. The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action. The suit also seeks actual damages, punitive damages and interest, costs and attorneys’ fees. We believe that the suit is well grounded in law and fact.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Digital Angel Corporation vs. Datamars, Inc., Datamars, S.A., The Crystal Import Corporation, and Medical Management International, Inc.

On October 20, 2004, Digital Angel Corporation commenced an action in the United States District Court for the District of Minnesota against Datamars, Inc., Datamars, S.A., The Crystal Import Corporation, and Medical Management International, Inc. (“Banfield”). This suit (Court File No. 04-4544ADM/AJB) claims that the defendants are marketing and selling implantable transponders manufactured by Datamars that infringe on Digital Angel Corporation’s 1993 patent for implantable transponders previously found by the United States District Court for the District of Colorado to be enforceable. Certain of the locations in which the infringing transponders are sold, include, but are not limited to, “Banfield, The Pet Hospital” of which certain locations are associated with PetSmart stores. The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action. The suit also seeks actual damages, punitive damages and interest, costs and attorneys’ fees. We believe that the suit is well grounded in law and fact.

14. Subsequent Events

FDA Clears VeriChipTM for Medical Applications

On October 12, 2004, the FDA issued a letter stating that VeriChipTM has been cleared for medical applications in the United States. The FDA’s clearance follows the completion of a de novo application review of the product. Digital Angel Corporation is the manufacturer of VeriChipTM, and has licensed the technology to VeriChip Corporation, our wholly-owned subsidiary, for human applications.

Securities Purchase Agreement

On October 21, 2004, we sold 2.5 million shares of our common stock and issued certain warrants to acquire shares of our common stock under a Securities Purchase Agreement with SSFA, as more fully discussed in Note 4.

eXI Wireless, Inc. Acquisition

Effective November 1, 2004, the Company has entered into a letter of intent to acquire, subject to certain conditions, eXI Wireless, Inc., referred to as eXI. eXI is a publicly held company located in Richmond, British Columbia, Canada. Its shares are listed on the TSX Venture Exchange. The Company has agreed to pay CAD$1.60 for each outstanding share of eXI (approximately 10.1 million shares are outstanding). This payment to the eXI shareholders will be made in shares of a newly formed Canadian subsidiary of the Company that will, in turn, be exchangeable for shares of the Company’s common stock. The exchange ratio will be calculated at closing. All existing eXI options and warrants outstanding (fewer than 1.7 million options and warrants are outstanding) would convert pro rata into options or warrants exercisable into shares of the Company’s common stock. If the options or warrants are exercised prior to closing, such additional shares shall be purchased for CAD$1.60. eXI has committed to deliver net assets of at least CAD$4.75 million at closing. The purchase price will be reduced on a dollar-for-dollar basis to the extent that the net assets delivered are less than the minimum prescribed amount.

eXI states that it has developed patient wandering, infant protection and asset tracking / location systems uniquely combining automated identification and real-time location technologies. Once completed, this acquisition will hopefully add a significant number of dealers and distributors to VeriChip Corporation, the Company’s wholly-owned subsidiary. These dealers and distributors already market eXI’s proprietary security products like HALO™, ROAM ALERT™, ASSETRAC™, and HOUNDWARE™ to hospitals, nursing homes and commercial customers, respectively. Closing of the transaction remains subject to, among other conditions, final documentation, eXI’s board of directors’ receiving a fairness opinion, and required approvals (including approval by eXI’s shareholders and the British Columbia Supreme Court). The closing will occur once those conditions are satisfied and once the registration statement registering the shares of the Company’s common stock issuable in connection with the transaction is declared effective by the Securities and Exchange Commission. The Company anticipates that such closing will occur during the first quarter of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our 2003 Annual Report on Form 10-K, as amended.

We develop innovative security products for consumer, commercial and government sectors worldwide. Our unique and often proprietary products provide security for people, animals, food chains, government/military assets, and commercial assets. Included in this diverse product line are applications for radio frequency identification systems, commonly referred to as RFID, end-to-end food safety systems, global positioning systems, referred to as GPS, satellite communications, and secure telecomm infrastructure. Our adage is Security Though InnovationTM. We have developed a product, for which we recently received FDA approval, to provide a secure tamper proof means of managing medical information. Two of our mature brands are: Home AgainTM and SARBETM, and our newer brands include VeriChipTM, Bio ThermoTM and Digital AngelTM. We plan to grow our suite of products through acquisitions and in-house development.

We incurred a net loss of approximately $2.5 million for the three-months ended September 30, 2004, as compared to a net loss of approximately $1.2 million for the three-months ended September 30, 2003. Included in the net loss for the three-months ended September 30, 2003, was a one time reversal of approximately $3.9 million of severance expense associated with the termination of certain officers and director during 2003. Excluding the effects of a one-time gain on the forgiveness of debt of approximately $70.0 million recorded during the nine-months ended September 30 2003, as a result of the payment in full of certain debt obligations, our operating results also improved significantly during the nine-months ended September 30, 2004, as compared to the nine-months ended September 30, 2003. We incurred a net loss of approximately $4.0 million for the nine-months ended September 30, 2004, as compared to a net loss of approximately $41.7 million, for the nine-months ended September 30, 2003, after adjusting for the gain on foregiveness of debt. Also included in the results for the nine-months ended September 30, 2003, was approximately $18.1 million of severance expense associated with the termination of certain officers and director during 2003.  In addition, the loss for the three and nine-months ended September 30, 2004, included a reversal of approximately $0.3 million and $1.3 million of interest expense, respectively, as a result of the revaluation of certain common stock warrants, which are settleable in shares of the Digital Angel Corporation common stock owned by us. Our operating activities used cash of approximately $9.6 million and approximately $5.0 million during the nine-months ended September 30, 2004 and 2003, respectively. In the past, we have suffered losses and have not generated positive cash flows from operations. As of September 30, 2004, we had an accumulated deficit of approximately $417.9 million. Our majority-owned subsidiary, Digital Angel Corporation, has suffered losses and has not generated positive cash flows from operations. Digital Angel Corporation incurred losses during the three and nine-months ended September 30, 2004 and 2003, which are presented below in the Business Segments section. In addition, its operating activities used cash of approximately $3.7 million and approximately $3.5 million during the nine-months ended September 30, 2004 and 2003, respectively.

Recent /Other Developments

FDA Clears VeriChip for Medical Applications

On October 12, 2004, the FDA issued a letter stating that VeriChipTM has been cleared for medical applications in the United States. The FDA’s clearance follows the completion of a de novo application review of the product. Digital Angel Corporation is the manufacturer of VeriChipTM, and has licensed the technology to VeriChip Corporation, our wholly-owned subsidiary, for human applications.

Securities Purchase Agreement

On October 21, 2004, we sold 2.5 million shares of our common stock and issued certain warrants to acquire shares of our common stock under a Securities Purchase Agreement with SSFA, as more fully described in Note 4 to our Condensed Consolidated Financial Statements.

eXI Wireless, Inc. Acquisition

Effective November 1, 2004, the Company has entered into a letter of intent to acquire, subject to certain conditions, eXI Wireless, Inc., referred to as eXI. eXI is a publicly held company located in Richmond, British Columbia, Canada. Its shares are listed on the TSX Venture Exchange. The Company has agreed to pay CAD$1.60 for each outstanding share of eXI (approximately 10.1 million shares are outstanding). This payment to the eXI shareholders will be made in shares of a newly formed Canadian subsidiary of the Company that will, in turn, be exchangeable for shares of the Company’s common stock. The exchange ratio will be calculated at closing. All existing eXI options and warrants outstanding (fewer than 1.7 million options and warrants are outstanding) would convert pro rata into options or warrants exercisable into shares of the Company’s common stock. If the options or warrants are exercised prior to closing, such additional shares shall be purchased for CAD$1.60. eXI has committed to deliver net assets of at least CAD$4.75 million at closing. The purchase price will be reduced on a dollar-for-dollar basis to the extent that the net assets delivered are less than the minimum prescribed amount.

eXI states that it has developed patient wandering, infant protection and asset tracking / location systems uniquely combining automated identification and real-time location technologies. Once completed, this acquisition will hopefully add a significant number of dealers and distributors to VeriChip Corporation, the Company’s wholly-owned subsidiary. These dealers and distributors already market eXI’s proprietary security products like HALO™, ROAM ALERT™, ASSETRAC™, and HOUNDWARE™ to hospitals, nursing homes and commercial customers, respectively. Closing of the transaction remains subject to, among other conditions, final documentation, eXI’s board of directors’ receiving a fairness opinion, and required approvals (including approval by eXI’s shareholders and the British Columbia Supreme Court). The closing will occur once those conditions are satisfied and once the registration statement registering the shares of the Company’s common stock issuable in connection with the transaction is declared effective by the Securities and Exchange Commission. The Company anticipates that such closing will occur during the first quarter of 2005.

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

Termination of VeriChip Corporation Officer

On August 5, 2004, Kevin J. Wiley, VeriChip Corporation’s then Chief Executive Officer, resigned. Replacing Mr. Wiley as VeriChip Corporation’s interim Chief Executive Officer is Kevin H. McLaughlin, our current President and Chief Operating Officer.

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

Our Medical Systems operations, certain assets of which were sold during the three and nine-months ended September 30, 2004, and our Intellesale segment and other non-core businesses, are reported as Discontinued Operations, as more fully discussed in Notes 7 and 8 to our Condensed Consolidated Financial Statements.

Each of our business segments is more fully described in Note 6 to our Condensed Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

The following table summarizes our results of operations as a percentage of net operating revenue for the three and nine-month periods ended September 30, 2004 and 2003, and is derived from the unaudited Condensed Consolidated Statements of Operations in Part I, Item 1 of this report.

	Relationship to Revenue Three-Months Ended September 30,		Relationship to Revenue Nine-Months Ended September 30,
	2004	2003	2004	2003
	%	%	%	%
Product revenue	85.9	79.3	86.0	82.7
Service revenue	14.1	20.7	14.0	17.3
Total revenue	100.0	100.0	100.0	100.0
Cost of products sold	64.7	64.2	64.5	62.1
Cost of services sold	7.8	5.6	7.0	6.3
Total cost of products and services sold	72.5	69.8	71.5	68.4
Gross profit	27.5	30.2	28.5	31.6
Selling, general and administrative expense	32.2	21.1	31.9	68.0
Research and development	3.6	7.8	3.8	6.5
Depreciation and amortization	1.6	1.1	1.8	1.4
Interest and other income	(0.9)	(1.0)	(1.0)	(1.0)
Gain on forgiveness of debt	—	1.8	—	(102.5)
Interest expense (reduction)	0.2	7.8	(0.5)	16.0
(Loss) income from continuing operations before taxes, minority interest and loss (gain) attributable to capital transactions of subsidiary	(9.2)	(8.4)	(7.5)	43.2
(Benefit) provision for income taxes	(0.1)	(0.1)	0.1	1.1
(Loss) income from continuing operations before minority interest and loss (gain) attributable to capital transactions of subsidiary	(9.1)	(8.3)	(7.6)	42.1
Minority interest	(0.4)	(2.8)	(1.0)	(2.2)
Net loss on capital transactions of subsidiary	0.1	0.4	2.2	0.5
Loss (gain) attributable to changes in minority interest as a result of capital transactions of subsidiary	1.1	(1.6)	(2.0)	0.8
(Loss) income from continuing operations	(9.9)	(4.3)	(6.8)	43.0
Income (loss) from discontinued operations	0.7	(0.9)	(0.7)	(0.7)
Change in estimated loss on disposal of discontinued operations and operating losses during the phase out period	0.2	0.4	2.7	(0.7)
Net (loss) income	(9.0)	(4.8)	(4.8)	41.6

(Loss) income from continuing operations before taxes, minority interest, and loss (gain) attributable to capital transactions of subsidiary from each of our segments during the three and nine-months ended September 30, 2004 and 2003, was as follows (we evaluate performance based on stand-alone segment operating income as presented below):

	Three-Months Ended September 30, (In thousands)		Nine-Months Ended September 30, (In thousands)
	2004	2003	2004	2003
(Loss) income from continuing operations before taxes, minority interest and loss (gain) attributable to capital transactions of subsidiary by segment:

Advanced Technology	$(253)	$481	$978	$974
Digital Angel Corporation	(328)	(2,319)	(2,235)	(4,359)
InfoTech USA, Inc.	(249)	(108)	(268)	(731)
All Other	(200)	44	(200)	373
“Corporate / Eliminations” (1)	(1,518)	(73)	(4,337)	33,158
Total	$(2,548)	$(1,975)	$(6,062)	$29,415

(1) For “Corporate/Eliminations,” the loss from the three-months ended September 30, 2003, includes the reversal of approximately $3.9 million of severance expense associated with the termination of certain former officers and director. The income for the nine-months ended September 30, 2003, includes approximately $70.0 million of gain on forgiveness of debt, and approximately $17.9 million of severance expense associated with the termination of certain former executive officers and director. (An additional $0.2 million of severance expense associated with these terminations is included in Advanced Technology's income for the nine-months ended September 30, 2003).

Sources of Revenue and Gross Profit and Gross Profit Margin

Our sources of revenue consist of sales of products and services from our three operating segments. Our significant sources of revenue for the nine-months ended September 30, 2004, were as follows:

Sources of Revenue:	Percentage of Total Revenue

Voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	38.7%

Visual ear tags and implantable microchips and RFID scanners for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel Corporation segment	23.1%

IT hardware and services from our InfoTech USA, Inc. segment	16.1%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel Corporation segment	16.5%

Other products and services	5.6%

Total	100.0%

Our significant sources of gross profit and gross profit margin by product type for the nine-months ended September 30, 2004, were as follows:

Gross Profit and Gross Profit Margin by Product Type:	Gross Profit (in thousands)	Gross Margin Percentage

Voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	$4,847	15.6%

Visual ear tags and implantable microchips and RFID scanners for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel Corporation segment	7,213	38.7%

IT hardware and services from our InfoTech USA, Inc. segment	2,140	16.5%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel Corporation segment	6,412	48.1%

Other products and services	2,325	51.7%

Total	$22,937	28.5%

Revenue

Revenue from continuing operations for the three-months ended September 30, 2004, increased $4.2 million, or 17.9%, to $27.7 from $23.5 million in the three-months ended September 30, 2003. Revenue from continuing operations for the nine-months ended September 30, 2004, increased $12.3 million, or 18.0%, to $80.6 from $68.3 million in the nine-months ended September 30, 2003.

Revenue from continuing operations during the three and nine-months ended September 30, 2004 and 2003, by segment was as follows:

	Three-Months Ended September 30, (in thousands)
		2004			2003
	Product	Service	Total	Product	Service	Total

Advanced Technology	$10,282	$2,723	$13,005	$8,514	$2,737	$11,251
Digital Angel Corporation	10,650	512	11,162	6,675	1,317	7,992
InfoTech USA, Inc.	2,876	683	3,559	3,419	806	4,225
“Corporate / Eliminations”	—	—	—	—	—	—
Total	$23,808	$3,918	$27,726	$18,608	$4,860	$23,468

	Nine-Months Ended September 30, (In thousands)
		2004			2003
	Product	Service	Total	Product	Service	Total

Advanced Technology	$28,288	$7,375	$35,663	$22,768	$8,303	$31,071
Digital Angel Corporation	30,506	1,439	31,945	24,984	1,476	26,460
InfoTech USA, Inc.	10,511	2,446	12,957	8,686	2,043	10,729
“Corporate / Eliminations”	—	—	—	—	—	—
Total	$69,305	$11,260	$80,565	$56,438	$11,822	$68,260

Advanced Technology’s revenue increased $1.8 million and $4.6 million in the three and nine-months ended September 30, 2004, respectively, as compared to the three and nine-months ended September 30, 2003. When comparing the three-months ended September 30, 2004, to the three-months ended September 30, 2003, product revenue increased by $1.8 million, or 20.8%, and service revenue remained constant at approximately $2.7 million for each period. When comparing the nine-months ended September 30, 2004, to the nine-months ended September 30, 2003, product revenue increased by $5.5 million, or 24.2%, and service revenue decreased by $0.9 million, or 11.2%. We attribute the increase in product revenue during the three and nine-months ended September 30, 2004 and 2003, primarily to an increase in sales of voice, data and video telecommunications networks. The increase in revenue in the nine-months ended September 30, 2004, as compared to the nine-months ended September 30, 2003, was partially offset by a decrease in website design and Internet access revenue of approximately $1.4 million due to the sale of this business during the fourth quarter of 2003. Product revenue from voice, data and video telecommunications networks was approximately $10.8 million and $9.2 million for the three-months ended September 30, 2004 and 2003, respectively, and approximately $31.2 million and $25.2 million for the nine-months ended September 30, 2004 and 2003, respectively. We hope to continue to grow our revenue from this segment as we realize increased revenue for data, video and telecommunications networks, and we attempt to increase the sales of our VeriChipTM implantable microchips and RFID scanners. Effective October 12, 2004, the FDA approved VeriChipTM for use in medical applications.

Digital Angel Corporation’s revenue increased $3.2 million and $5.5 million in the three and nine-months ended September 30, 2004, respectively, as compared to the three and nine-months ended September 30, 2003. Product revenue increased by $4.0 million, or 59.6%, and service revenue decreased by $0.8 million, or 61.1%, in the three-months ended September 30, 2004, as compared to the three-months ended September 30, 2003. Product revenue increased by $5.5 million, or 22.1%, and service revenue remained constant in the nine-months ended September 30, 2004, as compared to the nine-months ended September 30, 2003. The increase for the three-months ended September 30, 2004, was the result of increased revenues of approximately $2.5 million from our GPS-enabled search and rescue equipment and communications products, particularly sales of our G2R pilot locator beacon to fulfill a contract with the government of India, approximately $0.5 million of revenue from the satellite and tracking systems business we acquired in January 2004, and increased sales to our companion animal and livestock customers. We attribute the increases for the nine-months ended September 30, 2004 primarily to increases of approximately $5.1 million related to our GPS and Radio Communications products, including approximately $0.9 million associated with the satellite and tracking systems business we acquired in January 2004, and approximately $1.9 million in increased sales to our companion animal and livestock customers, offset by a decrease in sales to our fish and wildlife customers of approximately $1.6 million. We are hopeful that revenue will increase in the future due to the recent introduction of our new pilot locator beacon, and worldwide concerns over food safety and traceability. Several bills proposing the establishment of a national electronic identification program for livestock have recently been introduced in Congress. We cannot estimate the impact a national identification program would have on our revenue, though we think it would be favorable.

InfoTech USA, Inc.’s revenue decreased $0.7 million and increased $2.2 million in the three and nine-months ended September 30, 2004, respectively, as compared to the three and nine-months ended September 30, 2003. Product revenue decreased by approximately $0.5 million, or 15.9%, and service revenue decreased by approximately $0.1 million, or 15.3%, in the three-months ended September 30, 2004, as compared to the three-months ended September 30, 2003. We attribute the decrease in product and service revenue to a generally soft market during the three-months ended September 30, 2004, compared to the same period last year, combined with large laptop rollout projects in the three-months ended September 30, 2003, that did not recur during the quarter ended September 30, 2004. Product revenue increased by approximately $1.8 million, or 21.0%, and service revenue increased by $0.4 million, or 19.7%, in the nine-months ended September 30, 2004, as compared to the nine-months ended September 30, 2003. The increase in revenue in the nine-months ended September 30, 2004, was primarily a result of improved market conditions and our focus on higher-end, Intel-based products, which provided us with more opportunity to sell related technical services. The focus on higher-end Intel-based products, such as storage area networks, has generated additional sales from our current customer base. In addition, we have continued to grow our customer base.

Gross Profit and Gross Profit Margin

Gross profit from continuing operations for the three-months ended September 30, 2004, increased $0.5 million, or 7.8%, to $7.6 million from $7.1 million for the three-months ended September 30, 2003. Gross profit from continuing operations for the nine-months ended September 30, 2004, increased $1.3 million, or 6.2%, to $22.9 million from $21.6 million in nine-months ended September 30, 2003. Our gross profit margin was 27.5% and 28.5% of revenue, respectively, for the three and nine-months ended September 30, 2004, and 30.2% and 31.6% of revenue, respectively, for the three and nine-months ended September 30, 2003.

Gross profit from continuing operations during the three and nine-months ended September 30, 2004, and 2003 by segment was as follows:

	Three-Months Ended September 30, (in thousands)
		2004			2003
	Product	Service	Total	Product	Service	Total

Advanced Technology	$696	$1,355	$2,051	$794	$1,931	$2,725
Digital Angel Corporation	4,779	220	4,999	2,218	1,370	3,588
InfoTech USA, Inc.	406	175	581	531	236	767
“Corporate / Eliminations”	—	—	—	—	—	—
Total	$5,881	$1,750	$7,631	$3,543	$3,537	$7,080

	Nine-Months Ended September 30, (in thousands)
		2004			2003
	Product	Service	Total	Product	Service	Total

Advanced Technology	$2,966	$4,207	$7,173	$2,858	$5,321	$8,179
Digital Angel Corporation	13,027	598	13,625	10,097	1,511	11,608
InfoTech USA, Inc.	1,356	783	2,139	1,120	690	1,810
“Corporate / Eliminations”	—	—	—	—	—	—
Total	$17,349	$5,588	$22,937	$14,075	$7,522	$21,597

Gross profit margin from continuing operations during the three and nine-months ended September 30, 2004 and 2003, by segment was as follows:

	Three-Months Ended September 30,
		2004			2003
	Product	Service	Total	Product	Service	Total
	%	%	%	%	%	%
Advanced Technology	6.8	49.8	15.8	9.3	70.6	24.2
Digital Angel Corporation	44.9	43.0	44.8	33.2	104.0	44.9
InfoTech USA, Inc.	14.1	25.6	16.3	15.5	29.3	18.2
Corporate / Eliminations	—	—	—	—	—	—
Total	24.7	44.7	27.5	19.9	72.8	30.2

	Nine-Months Ended September 30,
		2004			2003
	Product	Service	Total	Product	Service	Total
	%	%	%	%	%	%
Advanced Technology	10.5	57.0	20.1	12.6	64.1	26.3
Digital Angel Corporation	42.7	41.6	42.7	40.4	102.4	43.9
InfoTech USA, Inc.	12.9	32.0	16.5	12.9	33.8	16.9
Corporate / Eliminations	—	—	—	—	—	—
Total	25.0	49.6	28.5	24.9	63.6	31.6

Advanced Technology’s gross profit decreased $0.7 million in the three-months ended September 30, 2004, and gross profit margin decreased to 15.8% from 24.2%, when compared to the three-months ended September 30 2003. Gross profit decreased $1.0 million in the nine-months ended September 30, 2004, and gross profit margin decreased to 20.1% from 26.3%, when compared to the nine-months ended September 30, 2003. We attribute the overall decrease in gross profit and gross profit margin for the three and nine-months ended September 30, 2004, as compared to the three and nine-months ended September 30, 2003, primarily to lower margins on sales of voice, data and video communications networks, and to the sale of our website design and Internet access business in the fourth quarter of 2003. We expect our gross profits and margins from sales of data, voice and video telecommunications networks to remain at their current levels during the remainder of 2004, due to lower margins earned on our Postal Service telecommunications contract. We hope to realize increased gross profit from sales of our VeriChipTM implantable microchip and RFID scanners during the fourth quarter of 2004 and beyond.

Digital Angel Corporation’s gross profit increased $1.4 million in the three-months ended September 30, 2004, as compared to the three-months ended September 30, 2003, and gross profit margin remained constant at 44.8% and 44.9%, in the three-months ended September 30, 2004 and 2003, respectively. Gross profit increased $2.0 million in the nine-months ended September 30, 2004, while gross profit margin decreased slightly to 42.7% from 43.9%, when compared to the nine-months ended September 30, 2003. We attribute the increase in gross profit for the three-months ended September 30, 2004, as compared to the three-months ended September 30, 2003, primarily to the increase in revenue as discussed above. We attribute the increase in gross profit for the nine-months ended September 30, 2004, as compared to the nine-months ended September 30, 2003, due primarily to increased gross profit of approximately $2.3 million from the previously mentioned increase in sales of our GPS and radio communications products, partially offset by a decrease in gross profit from sales of visual ear tags and electronic implantable microchips and RFID scanners of approximately $0.2 million. The gross margin percentage decreased in the nine-months ended September 30, 2004, as compared to the nine-months ended September 30, 2003, due to lower margins earned on revenues from the satellite and tracking systems business that we acquired in January 2004. We anticipate that our gross profit margins will remain at their current levels in the future.

InfoTech USA, Inc.’s gross profit decreased $0.2 million in the three-months ended September 30, 2004, and gross profit margin decreased to 16.3% from 18.2%, when compared to the three-months ended September 30, 2003. Gross profit increased $0.3 million in the nine-months ended September 30, 2004, while gross profit margin decreased slightly to 16.5% from 16.9%, when compared to the nine-months ended September 30, 2003. We attribute the decrease in gross profit for the three-months ended September 30, 2004, as compared to the three-months ended September 30, 2003, primarily to the decrease in revenue. We attribute the increase in gross profit for the nine-months ended September 30, 2004, as compared to the nine-months ended September 30, 2003, primarily to the overall increase in revenue. We attribute the decrease in gross profit margin for the three-months ended September 30, 2004, as compared to the three-months ended September 30, 2003, primarily to large laptop rollout projects in the three-months ended September 30, 2003, that did not recur during the three-months ended September 30, 2004. Despite a competitive climate, we cautiously look for steady margins for both products and services for the balance of the year due to our continued focus on higher-end products and services. We are hopeful that this approach will provide us with more service sales opportunities which yield higher margins.

Selling, General and Administrative Expense

Selling, general and administrative expense from continuing operations was $8.9 million in the three-months ended September 30, 2004, an increase of $4.0 million, or 80.7%, from $4.9 million in the three-months ended September 30, 2003. Selling, general and administrative expense from continuing operations was $25.7 million in the nine-months ended September 30, 2004, a decrease of $20.7 million, or 44.6%, from $46.4 million in the nine-months ended September 30, 2003. As a percentage of total revenue, selling, general and administrative expense from continuing operations increased to 32.2% in the three-months ended September 30, 2004, from 21.1% in the three-months ended September 30, 2003, and decreased to 31.9% in the nine-months ended September 30, 2004, from 68.0% in the nine-months ended September 30, 2003.

Selling, general and administrative expense from continuing operations during the three and nine-months ended September 30, 2004 and 2003, by segment was as follows:

	Three-Months Ended September 30, (In thousands)		Nine-Months Ended September 30, (In thousands)
	2004	2003	2004	2003
Advanced Technology	$2,594	$2,151	$6,960	$6,824
Digital Angel Corporation	4,132	4,081	12,143	11,542
InfoTech USA, Inc.	772	849	2,324	2,411
All Other	200	(44)	200	(373)
“Corporate / Eliminations”	1,228	(2,096)	4,103	26,028
Total	$8,926	$4,941	$25,730	$46,432

Selling, general and administrative expense as a percentage of revenue for each of the operating segments was:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2004	2003	2004	2003
	%	%	%	%
Advanced Technology	19.9	19.1	19.5	22.0
Digital Angel Corporation	37.0	51.1	38.0	43.6
InfoTech USA, Inc.	21.7	20.1	17.9	22.5
All Other	—	—	—	—
“Corporate / Eliminations” (1)	4.4	(8.9)	5.1	38.1
Total	32.2	21.1	31.9	68.0

(1) Corporate/Eliminations percentage has been calculated as a percentage of total revenue.

Advanced Technology’s selling, general and administrative expense increased $0.4 million, or 20.6%, to $2.6 million in the three-months ended September 30, 2004, from $2.2 million in the three-months ended September 30, 2003. Selling, general and administrative expense increased $0.1 million, or 2.0%, to $7.0 million in the nine-months ended September 30, 2004, from $6.8 million in the nine-months ended September 30, 2003. As a percentage of revenue, selling, general and administrative expense increased slightly in the three months ended September 30, 2004, as compared to the three-months ended September 30, 2003, and decreased in the nine-months ended September 30, 2004, as compared to the nine-months ended September 30, 2003. We attribute the increase in selling, general and administrative expense in the three-months ended September 30, 2004, primarily to expenses associated with marketing our VeriChipTM product. We attribute the increase in selling, general and administrative expense in the nine-months ended September 30, 2004, as compared to the nine-months ended September 30, 2003, to the aforementioned increase in VeriChipTM related expenses, partially offset by a decrease in selling, general and administrative expense due to the sale of our website design and Internet access business during the fourth quarter of 2003. We anticipate that selling, general and administrative expense will increase with the aforementioned anticipation of increased revenues during the remainder of 2004.

Digital Angel Corporation’s selling, general and administrative expense remained constant at $4.1 million in the three-months ended September 30, 2004, and $4.1 million in the three-months ended September 30, 2003. Selling, general and administrative expense increased $0.6 million, or 5.2%, to $12.1 million in the nine-months ended September 30, 2004, from $11.5 million in the nine-months ended September 30, 2003. As a percentage of revenue, selling, general and administrative expense decreased during the three and nine-months ended September 30, 2004, as compared to the three and nine-months ended September 30, 2003, primarily as a result of the increases in revenue. During the three-months ended September 30, 2004, selling, general and administrative expense increased approximately $0.5 million as a result of expenses associated with the satellite and tracking systems business that we acquired in January 2004. Offsetting this increase were decreases in expenses of approximately $0.3 million associated with the scale-back of the Digital AngelTM technology, and $0.2 million associated with loan termination fees, which we had incurred in the three-months ended September 30, 2003. The increase in the nine-months ended September 30, 2004 relates primarily to approximately $1.4 million of expenses from the satellite and tracking systems business, approximately $0.6 million of expenses related to our GPS and radio communications operations, partially offset by a decrease in expenses of approximately $1.3 related to the scale-back of the Digital Angel™ technology. We expect selling, general and administrative expense to remain relatively constant during the remainder of 2004.

InfoTech USA, Inc.’s selling, general and administrative expense remained relatively constant at approximately $0.8 million and approximately $0.8 million in the three-months ended September 30, 2004 and 2003, respectively. Selling, general and administrative expense remained relatively constant at $2.3 million in the nine-months ended September 30, 2004, as compared to $2.4 million and in the nine-months ended September 30, 2003. Increases and decreases in selling, general and administrative expense as a percentage of revenue are the result of the decrease/increase in revenue during the comparable periods. We expect selling, general and administrative expense to remain relatively constant during the remainder of 2004.

“Corporate / Eliminations” selling, general and administrative expense increased $3.3 million, or 158.6%, to $1.2 million in the three-months ended September 30, 2004, from a credit of $2.1 million in the three-months ended September 30, 2003. We attribute the increase in the three-month ended September 30, 2004, primarily to the reversal of approximately $3.9 million of severance expense related to the termination of certain former executive officers and director during the first quarter of 2003. During the three-months ended September 30, 2003, our shareholders approved the terms of the severance agreements, which resulted in us owing one of the officers and director less than we originally owed him under the terms of his employment contract. Selling, general and administrative expense decreased $21.9 million, or 84.2%, to $4.1 million in the nine-months ended September 30, 2004, from $26.0 million in the nine-months ended September 30, 2003. We attribute the decrease primarily to severance expense of approximately $17.9 million recorded in the nine-months ended September 30, 2003, associated with the termination of the former executive officers and director during the first quarter of 2003, and to bonuses of $4.3 million, which were accrued as of June 30, 2003. The bonuses were awarded to directors, officers and other employees in recognition of their efforts in negotiating a Forbearance Agreement with IBM Credit and in achieving the successful repayment of all of our obligations to IBM Credit on June 30, 2003. Partially offsetting the decrease were bonuses of $0.7 million recorded in the nine-months ended September 30, 2004.

Research and Development

Research and development expense from continuing operations was $1.0 million and $1.8 million for the three-months ended September 30, 2004, and 2003, respectively. Research and development expense from continuing operations was $3.1 million and $4.5 million for the nine-months ended September 30, 2004 and 2003, respectively. Research and development expense decreased to 3.6% of revenue in the three-months ended September 30, 2004, from 7.8% of revenue in the three-months ended September 30, 2003, and decreased to 3.8% of revenue in the nine-months ended September 30, 2004, from 6.5% of revenue in the nine-months ended September 30, 2003.

Research and development expense from continuing operations during the three and nine-months ended September 30, 2004 and 2003, by segment was as follows:

	Three-Months Ended September 30, (in thousands)		Nine-Months Ended September 30, (in thousands)
	2004	2003	2004	2003
Advanced Technology	$101	$46	$250	$147
Digital Angel Corporation	732	1,551	2,251	3,634
InfoTech USA, Inc.	—	—	—	—
“Corporate / Eliminations”	162	242	559	683
Total	$995	$1,839	$3,060	$4,464

Research and development expense relates primarily to the development of our products, Digital AngelTM and VeriChipTM, Thermo LifeTM and a personal locating device product, referred to as PLD.

Depreciation and Amortization

Depreciation and amortization expense from continuing operations was $0.4 million and $0.3 million for the three-months ended September 30, 2004, and 2003, respectively. Depreciation and amortization expense from continuing operations was $1.4 million and $1.0 million for the nine-months ended September 30, 2004, and 2003, respectively. Depreciation and amortization expense increased to 1.6% of revenue in the three-months ended September 30, 2004, from 1.1% of revenue in the three-months ended September 30, 2003, and increased to 1.8% of revenue in the nine-months ended September 30, 2004, from 1.4% of revenue in the nine-months ended September 30, 2003.

Depreciation and amortization expense from continuing operations during the three and nine-months ended September 30, 2004 and 2003, by segment was as follows:

	Three-Months Ended September 30, (in thousands)		Nine-Months Ended September 30, (in thousands)
	2004	2003	2004	2003
Advanced Technology	$51	$57	$164	$191
Digital Angel Corporation	305	108	1,019	447
InfoTech USA, Inc.	46	56	138	167
“Corporate / Eliminations”	43	38	104	161
Total	$445	$259	$1,425	$966

Advanced Technology’s depreciation and amortization expense remained relatively constant in the three-months ended September 30, 2004, as compared to the three-months ended September 30, 2003. Its depreciation and amortization expense decreased in the nine-months ended September 30, 2004, as compared to the nine-months ended September 30, 2003, due primarily to the sale of our website design and Internet access business during the fourth quarter of 2003.

Digital Angel Corporation’s depreciation and amortization expense increased $0.2 million, or 182.4%, to $0.3 million in the three-months ended September 30, 2004, from $0.1 million in the three-months ended September 30, 2003, and increased $0.6 million, or 128.0%, to $1.0 million in the nine-months ended September 30, 2004, from $0.4 million in the nine-months ended September 30, 2003. We attribute the increase primarily to depreciation and amortization expense related to the satellite and tracking systems business that we acquired on January 22, 2004.

InfoTech USA, Inc.’s depreciation and amortization expense decreased in the three and nine-months ended September 30, 2004, as compared to the three and nine-months ended September 30, 2003, due to fully depreciating certain assets during 2003.

“Corporate/Eliminations” depreciation expense increased in the three-months ended September 30, 2004, as compared to the three-months ended September 30, 2003, primarily as a result of depreciation expense associated with furniture and leasehold improvements for our new corporate headquarters. We moved our corporate headquarters to Delray Beach, Florida in June 2004. The decrease in the nine-months ended September 30, 2004, as compared to the nine-months ended September 30, 2003, was due primarily to fully depreciating certain assets during 2003.

Interest and Other Income and Interest Expense (Reduction)

Interest and other income was $0.2 million and $0.2 million, for the three-months ended September 30, 2004 and 2003, respectively, and $0.8 million and $0.7 million for the nine-months ended September 30, 2004 and 2003, respectively. Interest income is earned primarily from short-term investments and notes receivable.

Interest expense (reduction) was $0.1 million and $1.8 million for the three-months ended September 30, 2004 and 2003, respectively, and $(0.4) million and $11.0 million for the nine-months ended September 30, 2004 and 2003, respectively. Included in interest expense for the three and nine-months ended September 30, 2004, was a credit of approximately $0.3 million and $1.3 million, respectively, related to the value of certain of our warrants, which are settleable in shares of the Digital Angel Corporation common stock that we own. Increases and decreases in the fair market value of Digital Angel Corporation’s common stock result in increases and reductions of our interest expense until the warrants are exercised, forfeited or expired. The interest expense incurred during the nine-months ended September 30, 2003, related primarily to our obligations to IBM credit, which were repaid-in-full on June 30, 2003.

Income Taxes

We had an effective (benefit) income tax rate of (0.5%) and (0.9%) for the three-months ended September 30, 2004 and 2003, respectively, and 1.7% and 2.6% for the nine-months ended September 30, 2004 and 2003, respectively. Differences in the effective (benefit) income tax rate from the statutory federal income tax rate arise primarily from the  net operating loss carry-forwards generated in 2004, for which no benefit has been recognized and state taxes net of federal benefits. In addition, during the nine-months ended September 30, 2003, we recorded approximately $0.9 million of alternative minimum tax.

Net (Gain) Loss on Capital Transactions of Subsidiary and (Gain) Loss Attributable to Changes in Minority Interest as a Result of Capital Transactions of Subsidiary

During the three-months ended September 30, 2004 and 2003, we recorded a loss of $38 thousand and $0.1 million, respectively, on the issuances of 0.1 million and 0.1 million shares of Digital Angel Corporation’s common stock, respectively. During the nine-months ended September 30, 2004 and 2003, we recorded a loss of $1.8 million and $0.3 million, respectively, on the issuances of 4.0 million and 0.5 million shares of Digital Angel Corporation’s common stock, respectively. Included in the issuances for the nine-months ended September 30, 2004, were 3.0 million shares of common stock issued by Digital Angel Corporation to us in connection with the Share Exchange Agreement, which is more fully discussed in Note 7 to our Condensed Consolidated Financial Statements. The loss represents the difference between the carrying amount of the pro-rata share of our investment in Digital Angel Corporation and the net proceeds from the issuances of the stock, as well as the portion of the minority owners’ interest in the capital contributed to Digital Angel Corporation by us in connection with the Share Exchange Agreement. In addition, we recorded a loss (gain) of $0.3 million and $(0.4) million during the three-months ended September 30, 2004 and 2003, respectively, and a (gain) loss of $(1.6) million and $0.6 million during the nine-months ended September 30, 2004 and 2003, respectively, attributable to changes in the minority interest ownership as a result of the capital transactions of Digital Angel Corporation. The business operations of Digital Angel Corporation and its capital transactions are described in Notes 6 and 7, respectively, to our Condensed Consolidated Financial Statements.

RESULTS OF DISCONTINUED OPERATIONS

During the second quarter of 2004, Digital Angel Corporation’s Board of Directors approved a plan to sell our Medical Systems operations, which we acquired on March 27, 2002. Medical Systems represented the business operations of MAS. On March 27, 2002, our 93% owned subsidiary pre-merger Digital Angel, merged with MAS and MAS changed its named to Digital Angel Corporation. Medical Systems was one of our reporting units in accordance with FAS 142. Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as Discontinued Operations for all periods presented. The following discloses the operating losses from Discontinued Operations for the three and nine-months ended September 30, 2004 and 2003, consisting of income (loss) attributable to Medical Systems:

	Three-Months Ended September 30,	Three-Months Ended September 30,	Nine-Months Ended September 30,	Nine-Months Ended September 30,
	2004	2003	2004	2003
Product revenue	$—	$139	$204	$726
Service revenue	—	195	223	811
Total revenue	—	334	427	1,537
Cost of products sold	—	63	87	321
Cost of services sold	—	239	317	832
Total cost of products and services sold	—	302	404	1,153
Gross profit	—	32	23	384
Selling, general and administrative expense	35	134	974	573
Depreciation and amortization	—	169	107	386
Gain on sale of property and equipment	(290)	—	(290)	—
Other income and expense	—	35	105	104
Minority interest	53	(84)	(285)	(183)
Income (loss) from Discontinued Operations	$202	$(222)	$(588)	$(496)

The above results do not include any allocated or common overhead expenses. We have not provided a benefit for income taxes on the losses attributable to Medical Systems. We do not anticipate that Medical Systems will incur additional losses in the future. However, in accordance with FAS 144, any additional operating losses or changes in the values of assets and liabilities will be reflected in our financial condition and results of operations as incurred.

On March 1, 2001, our Board of Directors approved a plan to offer for sale our Intellesale segment and all of our other non-core businesses, and accordingly, these entities are presented in Discontinued Operations for all periods presented. We accounted for the Intellesale segment and our other non-core businesses as Discontinued Operations in accordance with Accounting Principles Board 30, Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). APB 30, of which portions related to the accounting for discontinued operations have been superceded by the provisions of FAS 144, required that we accrue estimates for future operating loses, gains/losses on sale, costs to dispose and carry costs of these businesses at the time the businesses were discontinued. Accordingly, at December 31, 2000, we recorded a provision for operating losses and carrying costs during the phase-out period for our Intellesale and other non-core businesses including estimated disposal costs to be incurred in selling the businesses. Carrying costs consisted primarily of cancellation of facility and equipment leases, legal settlements, employment contract buyouts and sales tax liabilities. The following table sets forth the roll forward of the liabilities for operating losses and carrying costs for the periods December 31, 2002 to September 30, 2003, and December 31, 2003 through September 30, 2004. The additions/reductions represent a change in the estimated carrying costs during the phase out period, as certain of these costs were settled for more/less than anticipated, as well as to operating costs associated with one remaining business within this group, which was sold in July 2003.

Type of Cost (in thousands)	Balance December 31, 2002	Additions	Deductions	Balance September 30, 2003

Change in estimated operating losses	$—	$176	$176	$—
Carrying costs	4,908	316	111	5,113
Total	$4,908	$492	$287	$5,113

Type of Cost (in thousands)	Balance December 31, 2003	Additions (Reductions)	Deductions	Balance September 30, 2004

Carrying costs	$4,913	$(2,184)	$1,853	$876

LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

As of September 30, 2004, cash and cash equivalents totaled $8.1 million, a decrease of $2.1 million, or 20.6%, from $10.2 million at December 31, 2003.

Operating activities used cash of $9.6 million and $5.0 million during the nine-months ended September 30, 2004 and 2003, respectively. During the nine-months ended September 30, 2004, cash was used primarily to fund losses, for purchases of inventory, to fund discontinued operations, and also as a result of an increase in accounts receivable. During the nine-months ended September 30, 2003, cash was used primarily to purchase inventory.

Accounts and unbilled receivables, net of allowance for doubtful accounts increased by $1.5 million, or 10.6%, to $15.6 million at September 30, 2004, from $14.1 million at December 31, 2003. We attribute the increase primarily to accounts receivable associated with our Digital Angel segment as a result of increased sales during the three-months ended September 30, 2004, as compared to the three-months ended December 31, 2003.

Inventory levels increased by $3.4 million, or 36.2%, to $12.8 million at September 30, 2004, from $9.4 million at December 31, 2003. We attribute the increase primarily to an increase in work-in-process related to government contract projects.

Accounts payable increased by $1.9 million, or 14.0%, to $15.5 million at September 30, 2004, from $13.6 million at December 31, 2003, primarily as a result of vendor invoices associated with the increase in work-in-process related to government contract projects.

Accrued expenses decreased by $1.8 million, or 7.9%, to $20.9 million at September 30, 2004, from $22.7 million at December 31, 2003, due primarily to the payment of certain bonuses during January 2004, which were accrued in 2003.

Investing activities provided cash of $0.1 million and $0.3 million during the nine-months ended September 30, 2004 and 2003, respectively. During the nine-months ended September 30, 2004, cash of $0.7 million was provided primarily from the collection of notes receivable and cash of $1.7 million was provided from the sale of certain assets related to our Discontinued Operations, offset by cash of $1.1 million used to purchase property and equipment, and cash of $0.7 million used to purchase other assets. During the nine-months ended September 30, 2003, cash was provided primarily by collections on notes receivable of $1.5 million, and used primarily to purchase property and equipment of $1.0 million.

Financing activities provided cash of $7.5 million and $4.1 million during the nine-months ended September 30, 2004 and 2003, respectively. During the nine-months ended September 30, 2004, cash of $5.7 million was provided from the issuances of common shares, and $3.8 million of cash was provided by subsidiary issuances of common stock. During the nine-months ended September 30, 2003, cash of $20.8 million was provided primarily from the issuances of common stock, $10.0 million was provided from the issuance of debentures, and cash of $27.6 million was used primarily to repay notes payable.

Liquidity and Debt Covenants

As of September 30, 2004, our consolidated cash and cash equivalents totaled $8.8 million, including restricted cash of $0.7 million. During October 2004, we generated cash of approximately $11.8 million from the sale of 2.5 million shares of our common stock to SSFA, and the exercise of SSFA’s Series A Warrants. These transactions are more fully described in Note 4 to our Condensed Consolidated Financial Statements. In addition, on October 13, 2004, Digital Angel Corporation realized net proceeds of $4.0 million from the sale of 1.1 million shares of our common stock that we issued to them in March 2004 under the terms of the Share Exchange Agreement, which is more fully described in Note 7 to our Condensed Consolidated Financial Statements.

We believe that we have sufficient funds to operate our business over the next twelve months. However, our goal is to achieve profitability and to generate positive cash flows from operations. We have established a management plan to guide us in achieving profitability and positive cash flows from operations during the remainder of 2004 and 2005. The major components of the plan are discussed below. No assurance can be given that we will be successful in implementing the plan. Our profitability and cash flows from operations depend on many factors including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies. On October 12, 2004, we obtained the FDA’s clearance to market VeriChipTM for medical applications, which had previously been one of the major components of our plan.

Laurus Master Fund Ltd. Credit Agreements

On July 31, 2003, Digital Angel Corporation entered into a Securities Purchase Agreement, referred to as the Purchase Agreement, to sell to Laurus Master Fund Ltd., referred to as Laurus, the Secured Convertible Note, referred to as the Convertible Note, in the original principal amount of $2.0 million and a five-year warrant to purchase up to approximately $0.1 million new shares of Digital Angel Corporation’s common stock. The Convertible Note is convertible, at Laurus’s option, into shares of Digital Angel Corporation’s common stock at a per share price of $2.33. The Convertible Note accrues interest at an annual rate equal to the higher of the prime rate plus 1.75% or 6% per annum, and matures on July 31, 2005. On September 30, 2004, $0.7 million was outstanding under the Convertible Note. In connection with the Convertible Note, Digital Angel Corporation entered into a Security Agreement with Laurus granting to Laurus a lien and security interest in its assets. Additionally, the Purchase Agreement includes default provisions should an event of default (as defined in the agreement) occur. On August 28, 2003, Digital Angel Corporation entered into a second security agreement, referred to as the Second Security Agreement, with Laurus under which we may borrow from Laurus the lesser of $5.0 million or an amount that is determined based on percentages of certain eligible accounts receivable and inventory as prescribed by the terms of the Second Security Agreement. Borrowings under the Second Security Agreement accrue interest at an annual rate equal to the prime rate plus 2.5%. We had availability under the Second Security

Agreement of $2.1 million as of September 30, 2004.

Wells Fargo Credit Facility and IBM Credit Wholesale Agreement

On June 30, 2004, InfoTech USA, Inc. entered into the Credit Facility with Wells Fargo providing for up to $4.0 million in borrowings. Amounts borrowed under the Credit Facility bear interest at Wells Fargo’s prime rate plus 3%. The Credit Facility matures on June 29, 2007, and automatically renews for successive one-year periods thereafter unless terminated by either party. In connection with the execution of the Credit Facility, InfoTech USA, Inc. and IBM Credit entered into a new Wholesale Agreement. Under the terms of the Credit Facility, Wells Fargo may, at its election, make advances as requested from time to time in amounts up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the Credit Facility, and (ii) the $0.6 million letter of credit agreement outstanding under the Credit Facility which secures the obligations to IBM Credit under the Wholesale Agreement. The borrowing base is equal to the lesser of $4.0 million or the amount equal to 85% of (i) eligible accounts receivable, plus (ii) the amount of available funds on deposit at Wells Fargo, and minus (iii) certain specified reserves. As of September 30, 2004, the borrowing base was approximately $1.8 million and approximately $0.4 million was available under the Credit Facility. The Credit Facility requires InfoTech USA, Inc. to maintain certain financial covenants, limits its capital expenditures, and contains other standard covenants including prohibitions on its incurrence of additional debt, sales of its assets and other corporate transactions of InfoTech USA, Inc. without Wells Fargo’s consent.

Under the terms of the Wholesale Agreement, IBM Credit may, at its election, advance InfoTech USA, Inc. up to $0.6 million to be used for the purchase of certain computer hardware and software products approved in advance by IBM Credit. Amounts outstanding under the Wholesale Agreement are required to be secured by a $0.6 million irrevocable letter of credit and bear finance charges in an amount to be agreed upon with IBM Credit from time to time. The Wholesale Agreement will remain in effect until terminated by either party upon at least 90 days written notice. As of September 30, 2004, $0.3 million was outstanding under the Wholesale Agreement and $0.3 million was available for future advances.

As of September 30, 2004, InfoTech USA, Inc. may not be in compliance with certain of its financial covenants under its Credit Facility with Wells Fargo. In the event of any such noncompliance, InfoTech USA, Inc. will seek to obtain a waiver. No assurance can be given that such waiver will be granted. If such a waiver is not granted, it could have an adverse effect on InfoTech USA, Inc. and us.

Management Plan to Achieve Profitability and Positive Cash Flow from Operations

Our ability to achieve profitability and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

•	First, we will attempt to successfully implement our business plans, manage expenditures according to our budget, and generate positive cash flow from operations;

•	Second, we will attempt to develop an effective marketing and sales strategy in order to grow our business and compete successfully in our markets;

•	Third, we will attempt to expand the market for our VeriChipTM product, particularly for its medical, security and financial applications;

•	Fourth, we will attempt to realize positive cash flow with respect to our investment in Digital Angel Corporation in order to provide us with an appropriate return on our investment; and

•	Finally, we will attempt to complete the development of the Digital AngelTM technology.

We have established a management plan to assist us in achieving profitability and positive cash flows over the twelve-months ending September 30, 2005. The major components of our plan are as follows:

•	To attempt to establish a sustainable positive cash flow business model;

•	To attempt to produce additional cash flow and revenue from our advanced technology products -VeriChipTM, Bio-ThermoTM, Digital AngelTM and Thermo LifeTM;

•	To attempt to capitalize on the FDA’s recent approval of VeriChipTM for medical applications through strategic partnerships and alliances with healthcare providers;

•	To generate additional liquidity through divestiture of business units and assets that are not critical to us;

•	To position Digital Angel Corporation for growth under the leadership of its management team and through strategic acquisitions such as the OuterLink acquisition made in January 2004;

•	To generate additional liquidity through transactions such as the Share Exchange Agreement described in Note 7 to our Condensed Consolidated Financial Statements; and

•	To attempt to pair VeriChip Corporation with a complementary company that will bring experienced management, revenue and a synergistic customer base.

Our management believes that the above plan can be effectively implemented. As of September 30, 2004, we had a working capital deficiency. However, a significant portion of the past due liabilities associated with the Discontinued Operations and All Other business units have not been guaranteed by us and/or we do not intend to repay such liabilities in cash during the next twelve months. Therefore, notwithstanding our working capital deficiency, we believe that with our current cash position, our expectations about the achievement of our management plan, and the reliance on our various other sources of liquidity as discussed below, we should have sufficient working capital to satisfy our needs over the next twelve months.

We believe that with the cash we have on hand and the revenue and related cash flows we expect to generate during the next twelve months from our Advanced Technology segment, we will have sufficient funds available to cover the operating expenses of this segment as well as our corporate overhead (exclusive of the corporate overhead of Digital Angel Corporation and InfoTech USA, Inc.). We believe that our Digital Angel Corporation segment will have sufficient funds to cover its operating expenses over the next twelve months as a result of cash flow from operations, the availability under the credit facilities with Laurus and the proceeds from the sale of our common stock issued under the Share Exchange Agreement. We believe that our InfoTech USA, Inc. segment will have sufficient funds to cover its operating expenses over the next twelve months as a result of cash flow from operations and availability under the Credit Facility with Wells Fargo and the Wholesale Agreement with IBM Credit.

The primary source of revenue for the Advanced Technology segment is the sale of voice, data and video telecommunications networks to various branches of the U.S. government. The future revenue outlook for such sales is expected to be positive. During the last quarter of 2004 and beyond, our focus will be to generate significant revenue and cash flow from our advanced technology products. We hope to realize positive cash flow in the next twelve months and beyond as these products gain customer acceptance and awareness throughout the world.

The specific components and the approximate amount of funds we anticipate we will need to continue operating for the next twelve months are as follows:

•	To fund operations (excluding research and development) - none, as we are hopeful that we will be able to achieve cash flow from operations, exclusive of research and development expense;

•	To fund research and development - approximately $4.0 million;

•	To fund capital expenditures - approximately $1.5 million; and

•	To fund current maturities of principal debt payments - approximately $4.9 million.

The nature of our business is such that it does not require a material cash outlay for capital expenditures, and we have no plans to make significant investments in capital expenditures for the next twelve months.

Sources of Liquidity

Our sources of liquidity include proceeds from the sale of common stock and preferred shares, availability under our credit agreements with Laurus and Wells Fargo, proceeds from the sale of businesses, proceeds from the sale of the Digital Angel Corporation common stock owned by us, proceeds from the exercise of stock options and warrants, proceeds from InfoTech USA, Inc.’s Wholesale Agreement with IBM Credit, and the raising of capital through the private placement or public offering of our debt or equity securities. However, some of these options may not be available, or if available, they may not be on favorable terms. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, and includes statements relating to:

•	our growth strategies including, without limitation, our ability to deploy our products and services including VeriChipTM, Bio-ThermoTM, Digital AngelTM and Thermo LifeTM;

•	anticipated trends in our business and demographics;

•	the ability to hire and retain skilled personnel;

•	relationships with and dependence on technological partners;

•	uncertainties relating to customer plans and commitments;

•	our ability to successfully integrate the business operations of acquired companies;

•	our future profitability and liquidity;

•	governmental export and import policies, global trade policies, worldwide political stability and economic growth;

•	regulatory, competitive or other economic influences; and

•	all statements referring to the future or future events.

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

The information in this Form 10-Q is as of September 30, 2004, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

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

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. As of September 30, 2004, our debt consisted of borrowings under our loan agreements with Laurus and Wells Fargo, mortgage notes with fixed interest rates and capitalized leases with fixed implicit interest rates. Our borrowings under our loan agreements with Laurus bear interest at prime plus 1.75% to prime plus 2.5%, and our borrowings under our Credit Facility with Wells Fargo bear interest at prime plus 3%. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are short-term.

Due to the nature of our short-term investments, and the de minimus amounts of our foreign currency gains and losses, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosure is required.

The table below presents the principal amount and weighted-average interest rate for our debt portfolio:

Carrying Value at September 30, 2004
Dollars in Thousands
Total notes payable and long-term debt (including current portion)	$7,177
Notes payable bearing interest at fixed interest rates (including current portion)	$2,342
Weighted-average interest rate on notes payable and long-term debt during the nine-months ended September 30, 2004	14.4%

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d - 15(e)) as of the end of the quarterly period ended September 30, 2004. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of reasonable assurance.

(b) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with an evaluation thereof that occurred during the Company’s third fiscal quarter that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and certain of our subsidiaries, are parties to various legal actions as either plaintiff or defendant and accordingly, have recorded certain reserves in our financial statements as of September 30, 2004. In our opinion, these proceedings are not likely to have a material adverse affect on our financial position, our cash flows or our overall trends in results. The estimate of the potential impact on our financial position, our overall results of operations or our cash flows for these proceedings could change in the future. See Note 13 to our Condensed Consolidated Financial Statements for a description of certain of these proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of our shareholders was held on July 24, 2004. The results of the matters voted on by our shareholders at the meeting are presented in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

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

ITEM 6. EXHIBITS
Exhibits

i. We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Applied Digital Solutions, Inc. (Registrant)

Date: November 3, 2004	By:	/s/ EVAN C. MCKEOWN

Evan C. McKeown
Senior Vice President, Chief
Financial Officer

Exhibit Number	Description

3.1
Amended and Restated Bylaws of the Registrant dated March 31, 1998 (incorporated by reference to Exhibit 4.7 to the registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on April 14, 2003)

3.2
Fourth Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on August 26, 2003 (incorporated by reference to Exhibit 4.8 to the registrant’s Registration Statement on Form S-1 (File No. 333-108338) filed with the Commission on August 28, 2003)

3.3
Amendment of Fourth Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on March 19, 2004 (incorporated by reference to Exhibit 3.14 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 5, 2004)

10.1	International Distribution Agreement dated September 22, 2004, by and between VeriChip Corporation and Surge IT Solutions for the territory of England*

31.1	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

31.2	Certification by Evan C. McKeown, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

