Form 10-K
period 2004-12-31
APPLIED DIGITAL SOLUTIONS INC
filed 2005-03-09
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------------
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number: 000-26020

APPLIED DIGITAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

MISSOURI	43-1641533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1690 South Congress Avenue, Suite 200
Delray Beach, Florida 33445
(Address of principal executive offices) (Zip code)

(561) 805-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

At June 30, 2004, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, based upon the closing price of our stock on that date of $2.45 per share was approximately $128,118,757.

At February 28, 2005, 57,508,474 shares of our common stock were outstanding. The market value of our common stock held by non-affiliates on February 28, 2005, was $257,944,631.

Documents Incorporated by Reference: Parts of the definitive Proxy Statement which the Registrant will file with the Securities and Exchange Commission in connection with the Registrant’s Annual Meeting of Shareholders to be held on June 11, 2005 are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

See “Risk Factors” beginning on page 70.

Overview

Applied Digital Solutions, Inc. and its subsidiaries (either wholly or majority-owned) currently engage in the following principal business activities:

•	marketing secure voice, data and video telecommunications networks, primarily to several agencies of the U.S. government;
•
marketing visual identification tags and implantable radio frequency identification (“RFID”) microchips, primarily for identification, tracking and location of pets, livestock and other animals, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and livestock (e.g., cattle) applications;

•	developing and marketing global position systems (“GPS”)-enabled products used for location tracking and message monitoring of vehicles, pilots and aircraft in remote locations;
•	developing and marketing call center and customer relationship management software and services;
•	marketing RFID-enabled products for use in a variety of healthcare, security, financial and identification applications; and
•	marketing information technology (“IT”) hardware and services.

Unless the context otherwise requires, when we refer to the “Company,” “we, “our,” or “us,” we are referring to Applied Digital Solutions, Inc. and its subsidiaries.

As of December 31, 2004, our business operations consisted of the operations of five wholly-owned subsidiaries, which we collectively refer to as the Advanced Technology segment, and two majority-owned subsidiaries, Digital Angel Corporation (AMEX:DOC) and InfoTech USA, Inc. (OTC:IFTH). As of December 31, 2004, we owned approximately 54.5% of Digital Angel Corporation and approximately 52.5% of InfoTech USA, Inc. Advanced Technology, Digital Angel Corporation, referred to as Digital Angel, and InfoTech USA, Inc., referred to as InfoTech, comprise our three operating segments.

Our Internet website address is www.adsx.com. We have included our website address as an inactive textual reference only. The information on our website is not incorporated by reference into this Annual Report on Form 10-K. We make available through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Forms 3, 4 and 5 filings, and all amendments to those reports and filings as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

**************

We are a Missouri corporation, formed in May 1993. Our principal executive offices are located at 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445. Our business activities have changed and evolved significantly over the last 11 years. In that time, we have completed over 50 acquisitions and have subsequently sold or closed most of the acquired businesses as we determined they did not (or would not) enhance our objective of becoming an advanced technology development company.

Today, we develop innovative security products for consumer, commercial and government sectors worldwide. Our products provide security for people, animals, food chains, government/military assets, medical records and commercial assets. We continue to develop and seek to commercialize new and innovative security-related products and technologies. Our adage is “Security Through InnovationTM.” We plan to grow our suite of products through acquisitions and in-house development.

Industry Overview

Our current activities encompass the marketing of telecommunications infrastructure, the development and marketing of RFID and GPS-enabled identification and location products, and the marketing of IT hardware and services.

Telecommunications Infrastructure

Many industry analysts predict generally tougher capital and spending markets with respect to investments in telecommunications network infrastructure over the next several years. With the maturation of networks, innovation is needed to help alleviate congestion in such areas as server input output processing and mobility, and to deliver advanced, feature-filled services, such as streaming video and Voice over Internet Protocol (“VoIP”) (i.e., the bundling of voice data into digital packets using a method initially designed to transport data over the Internet). VoIP is viewed as having the potential to be a major driver of future growth in the telecommunications industry. However, early adopters of internet protocol (“IP”) telephony are coming to appreciate that VoIP traffic is significantly different from conventional data applications, and that call quality is sensitive to IP network impairments, such as transient congestion on low capacity access links, packet loss, echo and delay (manifested by users talking over one another) and high signal level noise. Given these issues, combined with the prevailing cost consciousness with respect to telecommunications expenditures, many enterprise users are doing more listening than buying at present.

RFID and Its Applications

RFID technology was conceived during the Second World War, when the Royal Air Force (“RAF”), as a means to distinguish RAF aircraft from enemy aircraft, first deployed it.  RFID is a term applied to any device that can be sensed or detected at a distance by radio frequencies.  RFID incorporates electromagnetic or electrostatic coupling in the radio frequency portion of the electromagnetic spectrum.  RFID technology consists of four principal components: a “tag,”  a reader, a computer network and the related business applications software.  The tag contains a microchip with identification (and potentially other) data and an antenna for transmitting that data.  The reader uses radio waves to’“read” the tag, with the reader’s signal (i.e., a radio wave at a specific frequency) “exciting” the antenna and causing the microchip to transmit its data.  The data must be connected to some type of computer system or database to process the transmitted data.

Although RFID technology has existed for over 50 years, application of the technology can be characterized as in its infancy.  According to a report issued on January 12, 2005 by the high-tech market research firm, In-Stat, part of the Reed Electronics Group (a division of Reed Elsevier), worldwide revenues from RFID tags are expected to increase from $300 million in 2004 to $2.8 billion in 2009.  During this five-year period, In-Stat predicts that the technology will begin to be used in a number of industries, making a significant impact on the efficiency of business processes.  For this forecast to be borne out, a number of hurdles must be overcome, including the creation of international tag data technology standards, enhancing the reliability of RFID systems, overcoming the resistance to RFID among consumer groups, and cost considerations (primarily with respect to the tags, which must be sufficiently inexpensive for businesses to buy them in large quantities).  However, there are already clear signs that the technology is expanding into a wide variety of applications, including:

•	defense, security, law enforcement and border control;
•	healthcare and public safety (e.g., in the pharmaceutical industry, to combat counterfeiting and facilitate product recalls);
•	food and beverage safety (e.g., allowing for the detection of what temperature a frozen product experienced while in transport and if anything happened to compromise its viability);
•	supply-chain and inventory management (e.g., detecting the source of defective products by tracking the item or package back to its point of origin); and
•	tracking and securing high-value or high-risk items or assets (e.g., the disposal of hospital waste).

Our RFID businesses focus on pet identification, livestock/fish identification tracking, food safety and traceability (e.g., livestock tracking), human healthcare (e.g., managing health records) and security applications.

Pet Identification and Safeguarding

Pet identification and safeguarding systems involve the insertion of a microchip with identifying information in the animal. Readers at animal shelters, veterinary clinics and other locations can determine the animal’s owner and other information through RFID scanners. We believe the pet identification and safeguarding market is expanding.  A report issued by Wire Less World in January 2005 indicates that the chipping of pets is reported to be most prevalent in Europe, where roughly 25% of pet owners in some European countries are believed to have had veterinarians implant RFID tracking devices.  The U.S. pet market has significant growth potential, as reportedly only about 5% of pet owners have opted to have their pets chipped.  As a result of the recent expansion of the capabilities of the electronic chips (e.g., providing feedback on the health of the animal, such as a temperature reading), the market is expected to expand even further and more rapidly.

Livestock Tracking and Food Traceability and Safety

The use of RFID technology in the tracking of livestock in the United States received a boost in December 2003 when a cow in Mabton, Washington was found to have Chronic Wasting Disease (commonly referred to as mad cow disease), resulting in the banning of the U.S. cattle industry’s exports.  Since that time, the U.S. Department of Agriculture (the “USDA”) and other state agencies, and the Canadian government, have been initiating pilot programs designed to test the viability of large-scale food animal identification and tracking systems.  Currently, virtually all livestock producers use visual rather than electronic identification tags.  Cattle and other livestock tend to move from place to place, and from owner to owner.  For this reason, visual tags have limitations in terms of the ability to trace where a diseased animal has been and what other animals could have been exposed to that animal.  The USDA is targeting a national identification system that would allow such tracing within 48 hours, enabling the implementation of quarantines effectively and efficiently and helping to protect the value of livestock farmers’ investments.

Managing/Securing Medical Records

According to the Boston Consulting Group, about one-third of the cost of healthcare in the United States results from the managing of medical records, such as patient health records.  Many healthcare providers are not currently able to track patient data within their facilities, let alone the entire healthcare system.  The inadequacies of the healthcare industry’s IT infrastructure and record-keeping system are evident every time one fills out a form detailing his or her personal information and medical history.  In an effort to address the situation, the White House announced in January 2005 that it would propose that the federal government spend $125 million in next year’s budget to test computerization of health records.  The government is spending $50 million on this in the 2004/2005-budget year.  RFID technology may prove to be an important component of this initiative.

Security Applications

Relatively recent technological advances, such as increasing chip capacity while decreasing antenna and chip size, have enhanced the flexibility of RFID devices.  As a result, governments and governmental agencies have come to view the use of RFID technology as part of homeland security initiatives as more feasible.  The U.S. Department of Defense is already using RFID tags to track military containers and large assets.  RFID readers, in place in the United States and other regions, are allowing the military to track certain supplies and equipment in the field.  RFID devices are widely expected to improve homeland security in the United States by allowing U.S. Customs and law enforcement officials to track and monitor containers and cargo entering into the United States.  It has been reported that, on average, only two percent of all cargo arriving at U.S. ports is currently being searched.  Use of RFID tags provides a means of tracking nearly every container and product entering into the United States.  This may significantly decrease the risk of nuclear, chemical and biological agents crossing the U.S. borders.  RFID tags, utilizing sophisticated sensors, could alert authorities to the presence of radiation or dangerous substances such as chemical or biological agents.  They could also notify security officials if a sealed shipping container had been tampered with en route to its final destination.

IT Hardware and Services

Today’s leading information technology manufacturers, including Citrix, Cisco, Hewlett Packard, IBM, Lexmark, Microsoft and 3Com continue to invest in research and technology to expand and improve available IT products and services. Given the intense competition in the industry, it is expected that new products and services will continue to evolve and will require solutions-based IT knowledge and expertise.

Growth Strategy

Our growth strategy consists of the following principal components:

•	focusing our telecomm infrastructure business on higher-margin product offerings;
•	pursuing sales of our implantable, RFID-enabled microchip product, VeriChip, with the focus of such efforts being on the product’s healthcare and security-related applications;
•	positioning ourselves as a leader in RFID for pet identification, location and health monitoring, and food safety and traceability;
•	enhancing our GPS-enabled products and expanding our customer base for such products;

•	expanding our IT hardware and services business; and
•	acquiring complementary businesses.

Focusing Our Telecomm Infrastructure Business on Higher-Margin Product Offerings

Over 99% of our telecomm infrastructure business consists of providing program management, engineering, network design and installation of large-scale voice, data and video telecommunications products to various agencies of the U.S. government. During 2004, we experienced lower margins on certain existing government contracts, as we focused on revenue growth versus gross profit margins. Going forward, we intend to shift our focus to higher-margin product offerings. In addition, we hope to develop new lines of business in technologies related to our telecomm infrastructure business including access control and video surveillance systems and security networks.

Pursuing Sales of VeriChip

VeriChipTM is a sub-dermal RFID micro transponder that can be used in a variety of security, financial, emergency identification and healthcare applications. We hope that the FDA’s clearance (as of October 2004) of VeriChip for certain medical applications will serve as a springboard for our deriving increased VeriChip revenues, and that VeriChip will become, over time, a significant contributor to our growth. One of the Advanced Technology segment’s primary objectives in 2005 will be to begin to generate more than de minimis sales volumes of VeriChip.

We recently announced our entering into a definitive agreement to acquire eXI Wireless Inc. (“eXI”) (TSX Venture Exchange: EXI), which has developed and markets patient wandering, infant protection and asset tracking/location systems combining automated RFID identification and real-time location technologies. The acquisition is subject to, among other things, approval by eXI’s shareholders. If this transaction is completed, eXI may be able to provide us with access to hospitals and other medical facilities through eXI’s existing distribution channels, which may open up opportunities for VeriChip revenue generation. We believe that our VeriChip product could readily become the electronic front end to satisfy the critical need that has been identified for the centralization and computerization of healthcare records. In addition, we are in the process of evaluating increasing VeriChip’s memory and developing read/write capabilities for it, which could create additional potential applications for the product.

We also intend to market VeriChip’s identification and security applications to agencies of the U.S. government, including the agencies that are existing customers for our secure voice, data and video telecommunications networks, such as the Department of Defense.

Becoming a Leader in RFID Applications for Pet and Livestock Applications

Through Digital Angel, we are one of the leading suppliers in the United States of RFID-enabled implantable microchip products for companion animals, laboratory animals and wildlife, and visual identification tags for livestock. Our existing customer base for our companion animal identification and location products provides us with what we believe will prove a receptive market for Digital Angel’s Bio-Thermo product, the first fully integrated implantable bio-sensing microchip that can transmit a signal containing accurate temperature readings to our proprietary RFID scanners. With this new technology, accurate temperature readings can be obtained by simply passing the RFID handheld scanner over the animal or by having the animal walk through a portal scanner. We believe that Bio-Thermo and other biosensors developed in the future will provide vital internal diagnostics about the health of animals more efficiently and accurately than the invasive techniques used in the industry today. To date, we have received orders for our Bio-Thermo product from England and Japan, and we plan to offer Bio-Thermo for U.S. distribution in the third quarter of 2005.

The USDA, the states of Kansas and Minnesota, and the government of Canada have selected our RFID food traceability system for use in their respective large-scale food animal identification programs. These pilot programs may lead to implementation of national or regional RFID-enabled identification programs that would further our objective of increasing the proportion of our sales to livestock producers represented by our RFID products.

On February 28, 2005, Digital Angel completed the acquisition of DSD Holdings A/S and its wholly-owned subsidiaries, Daploma International A/S and Digitag A/S, referred to in this annual report as DSD. DSD manufactures and markets visual and electronic radio frequency identification (RFID) tags for livestock. DSD has built a highly automated and efficient manufacturing facility for producing visual and RFID tags, as well as tamper-proof seals for packing and shipping applications. DSD has been in business for more than 30 years and has successfully developed markets in Europe, the Middle East, Japan and Australia. The acquisition provides us with immediate expansion of our existing business in the European market for livestock tagging and tracking. In addition, Lasse Nordfjeld, DSD’s chief executive officer, will assume a leadership role in building Digital Angel’s global animal applications business.

Enhancing Our GPS-Enabled Products and Expanding the Customer Base for such Products

In January 2004, we acquired OuterLink Corporation (“OuterLink”). OuterLink is a provider of real-time, satellite-based automated tracking, wireless data transfer and two-way messaging with large fleets of vehicles. In considering the benefits of the OuterLink acquisition, we recognized the strategic complement of OuterLink’s technologies and customer base with our existing animal applications and military GPS business lines.  This complement provides a strong platform for further development of our capabilities in the area of high-value asset identification, tracking and condition monitoring.

Our SARBETM G2R military personnel location beacon, which is used to track pilots, has been approved to operate on the COSPAS-SARSAT Satellite System. COSPAS-SARSAT is the internationally funded satellite system operator that detects activated search and rescue beacons and is responsible for approving all rescue beacons. COSPAS-SARSAT forecasts that the global population of the new generation of digital beacons will grow from 400,000 to 900,000 by 2012, providing Digital Angel’s 91% owned subsidiary, Signature Industries Limited, with opportunities to upgrade existing customers’ equipment and sell into new markets. We expect to see an increase in the demand for our beacon over the next two years as air forces upgrade their gear. The Indian Air Force recently ordered our new beacons, and air forces in the United Kingdom and United States are expected to place orders in the next two years.

Expanding Our IT Business With Higher-Margin Product and Service Offerings

We continue to advance our business plan of developing a higher-margin customer-oriented IT solutions-based business model that combines a mix of IT hardware and services aimed at addressing our customers’ specific needs. To that end, we continue to employ two basic strategies to broaden the IT expertise we offer our customers. First, we are building on our investment in high quality personnel by focusing on continuous training in order to achieve higher technical and sales certification levels from the manufacturers of high-end IT products. The advancement of our certification levels enables us to offer a greater variety of high-end IT products and services to our customers. Second, we are developing strategic alliances with outside technical service firms and manufacturers of high-end IT products, allowing us to offer a wider array of IT products, and services to our customers.

Also, we believe that continued evolution of our methodology will strengthen our competitive position. We enhance our methodology by incorporating best practices identified over numerous engagements. Through a continuous improvement program of standardized and comprehensive project launches and project-end review sessions, we continually update project methodologies in real-time. Additionally, trend analyses of project reviews and customer satisfaction surveys provide valuable feedback for process improvements. As a result of this approach, our customers benefit from our cumulative experience. We will continue to enhance our process by updating the methodologies used to deliver high quality solutions to customers on time and on budget.

Recent Events

EXI Wireless, Inc. Acquisition

On January 26, 2005, we entered into a definitive acquisition agreement with eXI. The acquisition, which is subject to, among other things, approval by eXI’s shareholders, will be effected through a plan of arrangement under which we will pay CAD$1.60 for each outstanding share of eXI (approximately 10.2 million shares are currently outstanding), payable in shares of our common stock based on the weighted daily average closing price of our common stock quoted for the 10 consecutive trading days that end three trading days before the closing. In addition, all existing eXI options and warrants outstanding (exercisable for approximately 0.9 million shares of eXI) will be exchanged pro rata into options and warrants to acquire shares of our common stock, based upon the exchange ratio determined at closing. eXI shareholders’ are voting on the acquisition at a special meeting to be held on March 14, 2005. Assuming approval at the special shareholders’ meeting, it is expected that the acquisition will be completed in the late first quarter or early second quarter of 2005.

Stock Purchase Agreement and Acquisition of DSD Holdings A/S

On February 25, 2005, we entered into a stock purchase agreement with Digital Angel. Pursuant to the agreement, on February 25, 2005, we sold 684,543 shares of our common stock to Digital Angel in exchange for 644,140 shares of Digital Angel’s common stock. The value of the common stock exchanged was $3.5 million. Digital Angel used our common stock that it received under the agreement as partial consideration for an acquisition, which is more fully described immediately below.

On February 28, 2005, Digital Angel completed the acquisition of DSD. Under the terms of the acquisition agreement, Digital Angel purchased all of the outstanding capital stock of DSD in consideration for a purchase price of seven times DSD’s average annual EBITDA, as defined in the agreement, less outstanding indebtedness at the end of the time period and 30% of the total compensation paid to Lasse Nordfjeld, the chief executive officer of DSD. The purchase price is payable over the next three years. An initial payment of $3.5 million was made at closing through the delivery of our common stock valued at $3.5 million which Digital Angel acquired from us in exchange for $3.5 million of Digital Angel’s common stock under the terms of the stock purchase agreement discussed in the paragraph above.

Operating Segments

Advanced Technology Segment

The current organizational structure of our Advanced Technology segment is as follows:

Applied Digital Solutions, Inc.
Computer Equity Corporation
VeriChip Corporation
Perimeter Acquisition Corp, d/b/a Perimeter Technology
Pacific Decision Sciences Corporation
Thermo Life Energy Corp.
Government Telecommuni-cations,Inc. (Wholly-owned by Computer Equity Corporation)

Principal Products and Services

The principal products and services in the Advanced Technology segment are as follows:

•	secure voice, data and video telecommunications networks sold through Computer Equity Corporation;
•	implantable microchips called VeriChipTM and RFID scanners sold through VeriChip Corporation;
•	proprietary call center software sold through Perimeter Technology; and
•	customer relationship management software and services sold through Pacific Decision Sciences Corporation.

Secure Voice, Data and Video Telecommunications Networks

Computer Equity Corporation is a telecommunications network integrator and a supplier of telephone systems, data networks, video, cable and wire infrastructure and wireless telecommunications products and services to various agencies of the federal government. Its products include voice mail, Internet cabling, phones and telephone wiring. Its key customers for 2004 were the United States Postal Service (“USPS”), the USDA, the Social Security Administration, the Veterans Administration and the

Departments of Defense and Justice. Most of Computer Equity Corporation’s business is being performed by its wholly-owned subsidiary, Government Telecommunications Inc. (“GTI”), under three contracts managed by the General Services Administration (“GSA”). During 2004, a contract modification from the Federal Supply Service of the GSA added eleven categories of professional services to the information technology equipment, services and software already covered by the contract, which we are hoping will result in significant new projects in program management, engineering, network design and installation.

VeriChip Implantable Microchips and RFID Scanners

The VeriChip microchip, which is about the size of a grain of rice, contains a unique verification number that is captured by briefly passing a proprietary scanner over the VeriChip. VeriChip will be available in several formats, some of which will be insertable under the skin. The brief outpatient “chipping” procedure lasts just a few minutes and involves only local anesthetic followed by quick, painless insertion of the VeriChip. Once inserted just under the skin, the VeriChip is inconspicuous to the naked eye. A small amount of radio frequency energy passes from the scanner energizing the dormant VeriChip, which then emits a radio frequency signal transmitting the verification number.

VeriChip has a variety of security-related identification applications. VeriChip is able to function as a stand-alone, tamper-proof personal verification technology (e.g., for secure access to government installations or private sector facilities, such as nuclear power plants, national research laboratories and correctional facilities) or it can operate in conjunction with other security technologies such as standard identification badges and advanced biometric devices (for example, retina scanners, thumbprint readers or face recognition devices). The use of VeriChip as a means for secure access can also be extended to include a range of consumer products such as personal computers, laptop computers, cars, cellular phones and even access into homes and apartments. VeriChip also has financial applications, such as helping to prevent fraudulent access to banking institutions, especially via automated teller machines, and credit card accounts. VeriChip’s tamper-proof verification technology can provide banking and credit card customers with the added protection of knowing their account cannot be accessed unless they themselves initiate and are physically present during the transaction.

On October 12, 2004, the FDA cleared VeriChip for human medical uses in the United States. VeriChip is not an FDA-regulated device with regard to its security, financial or personal identification/safety applications. The VeriChip Health Information Microtransponder System consists of an implantable RFID microtransponder, an inserter, a proprietary hand-held scanner, and secure database containing the patient approved healthcare information. Each VeriChip contains a unique 16-digit verification number that is captured by briefly passing a proprietary scanner over the insertion site. The captured 16-digit number can be linked to a database via encrypted Internet access. The previously stored information is then conveyed via the Internet to the registered requesting healthcare provider. Examples of the healthcare information applications for VeriChip include, among others:

•	implanted medical device identification;
•	emergency access to patient-supplied health information;
•	portable medical records access, including insurance information;
•	in-hospital patient identification; and
•	disease/treatment management of at-risk populations (such as vaccination history.)

We believe that these medical applications will be an important part of our VeriChip business model.

Call Center and Customer Relationship Management Software and Services

Our proprietary call center software and related services are designed to deliver a comprehensive suite of customer interaction tools consisting of automated call distribution management systems, referred to as ACDs, Internet provider ACDs, web contact solutions, soft phones and status displays. We sell these products through our wholly-owned subsidiary, Perimeter Technology. Our newest call center technology is sold under the brand name Net-VU Contract Manager.

Our customer relationship management software and services are sold through our wholly-owned subsidiary, Pacific Decision Sciences Corporation (PDSC). PDSC’s “Flagship Service System” provides a complete solution to manage all aspects of customer service, including help desk, call handling and service dispatch, contracts management, service marketing, billing, inventory management and more.

Thermo Life

In addition to the products discussed above, we have developed a miniaturized low power thermoelectric generator called Thermo LifeTM, which we intend to sell through Thermo Life Energy Corp. Thermo Life is intended to provide a miniaturized power source for a wide range of applications. These applications include, but are not limited to, wireless switches, wireless sensors, wearable electronics, internal medical devices, micro sensor networks and RFID networks with active transponders. The Thermo Life generator has also been designed as a power supply for embedded products or devices that attach to the human skin. It generates power by directly converting thermal energy into electrical energy when a temperature difference between two sources is 3-5 degrees. The size of the improved and patent pending Thermo Life generator is approximately 50% smaller than a penny and produces electrical power up to 6.0 volts. If and when an order is received, the manufacturing of Thermo Life will be original equipment manufacturing.

Sales and Distribution

Secure Voice, Data and Video Telecommunications Networks

During 2004, approximately 99% of our sales of secure voice, data and video telecommunications networks were generated through sales to various agencies of the U.S. government. GTI is currently performing under the Federal Supply Schedule 70, referred to as Schedule 70, and CONNECTIONS GSA contracts. In addition, it is still completing tasks under the GSA’s Wire and Cable Services contract, referred to as the WACS contract. During 2004, the Schedule 70 contract was modified to add eleven categories of professional services to the information technology equipment, services and software already on the contract. The WACS and CONNECTIONS contracts are for in-building and campus telecommunications networks and services. The WACS contract ended September 30, 2003, but work continues under this contract for orders that the GSA placed before the expiration date. The CONNECTIONS contract for equipment, services and support services was awarded on January 30, 2003 and includes a three-year base period, plus five one-year options. To win a task, GTI must develop a proposal in response to a government solicitation, and compete with other CONNECTIONS contract holders. We are hopeful that the Schedule 70 and CONNECTIONS contracts will result in significant new projects involving program management, engineering, network design and installation.

In addition, GTI has a contract with the U.S. Air Force valued at approximately $2.3 million to install, maintain and support telecommunications facilities at the Air Force Experimental Research Center in Rome, New York. The order is for a base term of one year, plus four one-year options. GTI also had a contract with the USPS for its Mail Processing Infrastructure (MPI) (the “USPS MPI Contract”). The initial USPS MPI Contract was awarded to GTI in 2003, and an option, which extended the contract, was exercised in 2004. USPS terminated the USPS MPI Contract for its convenience in January 2005. Approximately 52% and 16% of Computer Equity Corporation’s consolidated revenues in 2004 and 2003, respectively, came from the USPS MPI Contract.

VeriChip

To date, VeriChip Corporation has entered into several exclusive distribution agreements, generally with five-year terms, with companies such as Afritrac (PTY) Ltd, Cybertek, DATA, Inc., Sodiacol S.A. and Surge IT Solutions. Upon signing an exclusive agreement with VeriChip Corporation, a distributor is appointed as VeriChip Corporation’s distributor of products in a given territory or for a given customer base. This provides the distributor with exclusive rights to market, promote, sell and provide services for VeriChip. A distributor is expected to achieve certain sales quotas in order to maintain its distribution rights. Going forward, VeriChip plans to offer only non-exclusive agreements to prospective distributors. To date, no distributor has sold more than a de minimus amount of the VeriChip product.

On November 10, 2004, VeriChip Corporation entered into a Group Purchasing Program Agreement with Henry Schein, Inc., (NASDAQ: HSIC), referred to as HSI. Under the terms of the two-year agreement, which became effective on November 4, 2004, HSI is to distribute the FDA-compliant VeriChip product line to health care professionals on a consignment basis. HSI is a major supplier of generic and branded pharmaceuticals, vaccines, medical and surgical supplies, diagnostic kits, and medical related equipment.

We have recently retained Oldaker, Biden & Belair, LLP, a law firm offering a full range of services in the legal, consulting and lobbying spheres, and DCI Group, a full-service public and government affairs firms comprised of more than 150 veterans of federal and state politics and public policy. Their functions are to work with our management on ensuring that we take a responsible, patient-oriented leadership role on privacy matters, educating the U.S. Congress and other leaders on VeriChip’s utility for certain applications, and generating government-based revenues from federal agencies that have needs for VeriChip’s loss-proof, tamper-proof identification technology in the medical and security arenas.

Call Center and Customer Relationship Management Software and Services

Our call center software is targeted to Centrex-based contact centers with customers ranging from small enterprises to multinational Fortune 500 companies, and we serve many industries including the manufacturing, financial, utilities, retail, health, communications, high-tech, insurance and transportation industries, as well as the government. We have more than 700 customers for our call center software, and we sell our systems directly and through a reseller network composed of regional bell operating companies, independent local exchange carriers, competitive local exchange carriers, Internet service providers and independent agents throughout the United States, Canada, the United Kingdom and Australia.

In October 2003, PDSC won a five-year extension on its existing three-year contract with Public Service Electric and Gas (PSE&G), a subsidiary of Public Service Enterprise Group (PSEG), valued at approximately $6.0 million. Under the contract, PDSC provides maintenance and support for the PSE&G Gas Division’s Service Management System.

Other significant customers of our call center and customer relationship management software and services are the State of Tennessee, Mankato Telephone, and IBM LLC.

Thermo Life

The potential targeted customers for Thermo Life are wide-ranging and exist in the areas of building automation, agriculture, homeland security, industrial automation, supply chain management, home networking, forestry and automobile manufacturing. We have not yet generated any sales of our Thermo Life product.

Operating Strategy

The principal components of our Advanced Technology segment’s operating strategy are to:

•	develop the markets for VeriChip throughout the world, particularly its medical applications;
•	increase the volume of government contract business and leverage government contacts to enhance sales of our advanced technology products;
•	develop new lines of business in technologies related to our Computer Equity Corporation business, including access control and video surveillance systems and security networks; and
•	complete the acquisition of eXI in order to provide VeriChip Corporation with a complementary company that will bring experienced management, revenue and a synergistic customer base.

We also plan to develop and upgrade our call center and relationship management software in order to meet our customers’ needs, and to continue to focus on excellence in customer service and to leverage our current business relationships in order to retain our existing customers and to generate new business.

Competition

Our Advanced Technology segment’s secure voice, data and video telecommunications networks business is characterized by intense competition among companies such as A&T Systems, Inc., Verizon Federal, SBC Datacomm, Engineering and Professional Services, Inc., CC-ops of California, American Systems Corporation, NextiraOne Federal, EDS, Nortel and Lucent Technologies. Our call center and relationship management software businesses compete with Telephony@Work, Siebel, SAP, Aestea, Metrics and People Soft, among others. Many of these competitors have significantly greater financial, technological, marketing and other resources than we do.

VeriChip Corporation enjoys a first-to-market advantage, as well as licensing rights to patented technology. VeriChip Corporation was the first to define the various applications of the implantable RFID microchip for humans. As a result, we do not believe that any other companies are currently competing directly with our VeriChip product.

Patents and Trademarks

VeriChip Corporation has executed an exclusive eleven-year distribution and licensing agreement dated March 4, 2002, with Digital Angel covering the manufacturing, purchasing and distribution of VeriChip. The agreement includes a license for the use of Digital Angel’s implantable microchip and RFID technology in VeriChip’s identified markets. This agreement can be terminated if VeriChip does not purchase certain prescribed minimum quantities or defaults in any obligation under the agreement, including the payment of money, and the default is not cured within 90 days after receipt of written notice. Digital Angel is the sole manufacturer and supplier to VeriChip Corporation. VeriChip technology is produced under patent registrations #6,400,338 and #5,211,129, which are more fully discussed below under the Digital Angel segment information. VeriChipTM is a trademark, and we have applied to the United States Patent & Trademark Office (“USPTO”) for its registration, however there is no guarantee that such registration will be obtained.

We have other registered trademarks, including Veripass® and Get Chipped®. In addition, certain of our software products are proprietary software, which we have developed in-house and for which we have copyright protection.

A German research company, Dunnschictht-Thermogenerator-Systemen GmbH (“DTS”), developed our Thermo Life product. We acquired certain assets of DTS, including its intellectual property in June 2003. In May 2003, we filed a patent application with the USPTO in connection with our Thermo Life product and subsequent applications have been filed for international patent protection. Our goal is to secure the proprietary rights to the Thermo Life technology both in the United States and abroad.

Raw Materials and Supplies

Our Advanced Technology segment’s major suppliers are Anixter, NEC America, Inc., Bell South, Interactive Intelligence and Alliance Systems, among others. With the exception of the VeriChip license agreement between VeriChip Corporation and Digital Angel, this segment does not enter into contracts with its suppliers.

To date, the Advanced Technology segment has not been materially adversely affected by the inability to obtain raw materials or products.

Government Regulation

Our Advanced Technology segment is subject to federal, state and local regulation in the United States, including the FDA, and is also subject to regulation by government entities in other countries. The FDA ruled in October 2002 that VeriChip is a regulated medical device when marketed to provide information to assist in the diagnosis or treatment of injury or illness. On October 12, 2004, the FDA issued a letter stating that VeriChip has been cleared for medical applications in the United States. The FDA’s approval limits our use of the VeriChip in medical applications by allowing only an identification number to be included on the chip. The identification number is linked to a separate database containing medical and other personal information.

Certain of the Advanced Technology segment’s products are subject to compliance with applicable regulatory requirements in those foreign countries where such products are sold. The contracts we maintain with our distributors in these foreign countries generally require the distributor to obtain all necessary regulatory approvals from the governments of the countries in which these distributors sell our products.

     Digital Angel Segment

The current organizational structure of our Digital Angel segment is as follows:

Principal Products

Our Digital Angel segment’s proprietary products provide security for companion pets, food chains, government/military assets and commercial assets worldwide. This segment’s principal products are:

•	visual ear tags for livestock;
•	electronic implantable microchips and RFID scanners for the companion pet, fish, livestock and wildlife industries, including our Home Again® and Bio-ThermoTM product brands;
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

The description of Digital Angel’s principal products that follows is oriented to reflect Digital Angel’s organizational structure, which includes its Animal Applications and GPS and Radio Communications divisions.

Animal Applications

The Animal Applications division, which operates through Digital Angel Technology Corporation, develops, manufactures and markets radio, electronic and visual identification devices for the companion animal, fish and wildlife, and livestock markets worldwide.

The Animal Applications division’s RFID products consist of miniature electronic microchips, scanners, and for some applications injection systems. We hold patents on our syringe-injectable microchip, which is encased in a glass or glass-like material capsule and incorporates an antenna and a microchip with a unique permanent identification code for the animal in which it is implanted. The microchip is typically injected under the skin using a hypodermic syringe, without requiring surgery. An associated scanner device uses radio frequency to interrogate the microchip and read the code.

The Animal Applications division’s pet identification system involves the insertion of a microchip with identifying information in the animal. Scanners at animal shelters, veterinary clinics and other locations can determine the animal’s owner and other information. Our recently introduced Bio-Thermo product, which provides accurate temperature readings of animals by simply passing an RFID handheld scanner over the animal or by having the animal walk through a portal scanner, is included in the Animal Applications division.

The Animal Applications division’s miniature electronic microchips are used for the tagging of fish, especially salmon, for identification in migratory studies and other purposes. The electronic microchips are accepted as a safe, reliable alternative to traditional identification methods because the fish can be identified without capturing or sacrificing the fish.

In addition to pursuing the market for permanent identification of companion animals and tracking microchips for fish, the Animal Applications division also produces visual and electronic identification products, principally for livestock producers. The tracking of cattle and hogs is crucial in order to provide security both for asset management and for disease control and food safety. Digital Angel has marketed visual identification products for livestock since the 1940s. Visual identification products typically include numbered ear tags. Electronic identification products for livestock are currently being utilized by livestock producers, and as part of various pilot studies for the USDA’s and other state and governmental cattle identification programs. Currently, sales of visual products represent a substantial percentage of our sales to livestock producers.

GPS and Radio Communications

The GPS and Radio Communications division engages in the design, manufacture and support of GPS-enabled equipment and our SARBE G2R personnel location beacon. Applications for the segment’s products include location tracking and message monitoring of vehicles, aircraft and people in remote locations through systems that integrate GPS and geosynchronous satellite communications, and GPS-enabled equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. In addition, this division designs, manufactures and distributes intrinsically safe sounders (horn alarms) for industrial use and other electronic components.

The GPS and Radio Communications division has in development a proprietary location device, which is the integration and miniaturization into marketable products of three technologies: wireless communications (such as cellular), sensors, and position location technology (including GPS and other systems), referred to as WSLD (formerly referred to as Digital Angel). The development of this technology began in April 1998. The first prototype, a watch/pager device with a biosensor chip linked to GPS, was marketed from November 2001 to the fourth quarter of 2002. Since then the technology has been in the development stage to include assisted GPS capabilities to enhance “line of sight” issues. We are uncertain when this technology will be incorporated into our products.

Sales and Distribution

Our pet identification and location system is marketed in the United States by Schering-Plough Animal Health Corporation, a subsidiary of Schering-Plough Corporation, under the brand name “Home Again®,” in Europe by Merial Pharmaceutical, and in Japan by Dainippon Pharmaceutical.  We have distribution agreements with a variety of other companies outside the United States to market our products. We have an established infrastructure with readers placed in approximately 70,000 global animal shelters and veterinary clinics. Over 2.5 million companion animals in the United States have been enrolled in the database. Through this system, more than 6,000 pet recoveries occur in the United States each month.

During 2004, our Digital Angel segment’s top six customers were India Airforce, Schering-Plough Animal Health Corporation, Pacific States Marine, Merial Pharmaceutical, Biomark, Inc., and the U.S. Army Corps of Engineers. Digital Angel has multi-year supply and distribution agreements with its customers, which have varying expiration dates. The remaining terms of such agreements are between one and ten years. The supply and distribution agreements describe products, delivery and payment terms and distribution territories. Its agreements generally do not have minimum purchase requirements and can be terminated without penalty. In August 2004, Digital Angel entered into a ten-year exclusive product supply and distribution agreement with Schering-Plough Animal Health Corporation. This new agreement provides that Schering-Plough Animal Health will continue to be the exclusive distributor of Digital Angel’s electronic identification products (microchips and scanners) for companion animals throughout the United States.

Operating Strategy

The principal components of our Digital Angel segment’s operating strategy are to:

(a)	focus on animal identification products in the growing livestock, fish and wildlife industries;
(b)	become a major player in the food source traceability and safety tracking systems arena;
(c)	increase our market share in the pet identification market with enhanced products such as our Bio-Thermo; and
(d)	grow our high-value asset management and beacon locator businesses.

We intend to continue to develop new products based on our customers’ needs. Digital Angel plans to continue to provide product offerings to identified market needs including, but not limited to, Country of Origin Labeling (COOL) and food traceability safety.

      Competition

The animal identification market is highly competitive. The principal competitors in the visual identification market are AllFlex USA, Inc. and Y-Tex Corporation and the principal competitors in the electronic identification market are AllFlex, USA, Inc., Datamars SA and Avid Plc. Digital Angel believes that its intellectual property rights and reputation for high quality products are competitive advantages in this market.

The GPS and Radio Communications division’s principal competitors are Boeing North American Inc., General Dynamics Decision Systems, Tadiran Spectralink Ltd., Becker Avionic Systems, ACR Electronics, Inc., Blue Sky Networks, Sky Connect and Comtech Mobile Data Com.

We believe that the GPS and Radio Communications division has certain competitive advantages, including:

•	it was one of the first businesses to market GPS in search and rescue beacons;
•	its search and rescue beacons are currently being used in over 40 countries;
•	the barriers to entry in this market place are high due to the technical requirements of these products; and
•
its provides communications at a lower cost, with more frequent reporting on a near real time basis, and it has the ability to provide additional messaging capabilities in addition to vehicle tracking.

Patents and Trademarks

Digital Angel® is a registered trademark of Digital Angel and an application for trademark registration of Bio-Thermo is pending. SARBETM has trademark protection in Europe. Digital Angel currently owns the VeriChip technology, which it licenses to VeriChip Corporation, and which is covered by U.S. Patent Nos. 5,211,129 and 6,400,338. U.S. Patent No. 5,211,129 is jointly owned by Digital Angel and Hughes Aircraft and was issued on May 18, 1993. U.S. Patent No. 6,400,338 was issued on June 4, 2002, to Destron Fearing Corporation and is now owned by Digital Angel. Provided all maintenance fees are paid, Patent No. 5,211,129 will expire on May 17, 2010, and Patent No. 6,400,338 will expire on January 11, 2020. These patents cover Digital Angel’s implantable microchip technology, including Home Again® and Bio-Thermo, and, as discussed above, VeriChip. This technology also has patent protection in Canada, Brazil, China, Europe, Australia and various other countries.

Digital Angel’s visual identification tags are covered under U.S. Patent No. 4,741,117, which is owned by Digital Angel and will expire on October 23, 2006. In addition, there are related patents issued in Canada, Brazil, Europe, Australia and various other countries. Digital Angel has additional patents and pending patent applications in the U.S. for its pioneering innovations. Patents for the implantable microchip and ear tag were filed on various dates over the past fourteen years. The U.S. patents have a term of twenty years from the filing date or seventeen years from the issue date, depending upon when they were filed.

Our proprietary location product, WSLD, which combines wireless, sensor and GPS technology, is covered under U.S. Patent No. 5,629,678. It was acquired by us in 1999 and is under an exclusive license to Digital Angel. Provided all maintenance fees are paid, this patent will extend until January 10, 2015. Additionally, Digital Angel has filed for international patent protection. Patent Application EP1330802 is currently pending in the European Patent Office for all European Union member countries.

We believe that these patents and trademarks in the aggregate constitute a valuable asset to Digital Angel, and that they offer something of a competitive advantage and/or a barrier to entry in Digital Angel’s markets. The intellectual property rights support Digital Angel’s commercial products and recognize its innovation. In large part, the success of the Digital Angel segment is dependent on its proprietary information and technology. There is no guarantee that the steps taken by us will be adequate to deter misappropriation of our proprietary rights or that third parties will not develop substantially similar products or technologies. However, we intend to seek patent protection when appropriate to maintain a competitive edge, to vigorously defend our existing patents as appropriate, and otherwise rely on regulatory-related exclusivity to protect certain of our products and technologies, and product superiority to maintain market share.

Raw Materials and Supplies

Our Digital Angel segment relies solely on a production arrangement with Raytheon Microelectronics Espana, SA, for the assembly of its patented syringe-injectable microchips, which are used in all of our implantable electronic identification products. The loss of, or any significant reduction in, the production could have an adverse effect on our business. In addition to Raytheon, Digital Angel’s principal suppliers are TSI Molding, Inc., Contract Components Ltd., Motorola Ltd., Delta Impact Ltd., and Creation Technologies. Digital Angel does not have contracts or supply arrangements with these suppliers.

To date, our Digital Angel segment has not been materially adversely affected by the inability to obtain raw materials or products.

Government Regulation

Our Digital Angel segment is subject to federal, state and local regulation in the United States, including the FDA and the Federal Communications Commission (“FCC”). It is also subject to regulation by government entities in other countries.

Animal products for food producing animals have been reviewed by the FDA’s Center for Veterinary Medicine, and the FDA has determined that Digital Angel’s product, as presently configured, is unregulated. Digital Angel is licensed by the FCC to transmit at specified frequencies on satellites. Its aviation equipment must meet the approval of the Federal Aviation Authority and Transport Canada for manufacturing, installation and repair.

Digital Angel has some incidental insecticide products, which require approval by the United States Environmental Protection Agency and which approval has been obtained.

Digital Angel’s products are subject to compliance with applicable regulatory requirements in those foreign countries where its products are sold. The contracts we maintain with our distributors in these foreign countries generally require the distributor to obtain all necessary regulatory approvals from the governments of the countries in which these distributors sell our products.

        InfoTech Segment

The current organizational structure of our InfoTech segment is as follows:

Products and Services

Our InfoTech segment is a full service provider of IT services and products. Our InfoTech segment provides IT consulting, networking, remote access, procurement, deployment, integration, migration, storage area networks and network security services. InfoTech also provides on-going system and networking maintenance services. During 2003 and 2004, InfoTech continued its strategy of moving away from a product-driven systems integration business model to a customer-oriented IT strategy-based business model aimed at addressing specific customer needs. InfoTech has further developed its deliverable IT products and services by adding new consulting and service offerings, and increasing the number of strategic alliances with outside technical services firms and manufacturers of high-end IT products. The principal products and services in this segment are sales of computer hardware and computer services, which consist of IT consulting, installation, project management, design and deployment, computer network security and maintenance and other professional services.

Sales and Distribution

InfoTech is a certified business “partner” of many of today’s leading information technology manufacturers. It is authorized to market products from Citrix, Cisco, Hewlett Packard, IBM, Lexmark, Microsoft, 3Com, and VM Ware. A significant percentage of InfoTech’s revenue is derived from sales to customers in educational institutions, the legal and financial community, medical facilities, museums and New York City agencies. Its customer base also includes retailers, manufacturers and distributors. During 2004, its two major customers were Hackensack University Medical Center and GAF Materials Corporation, accounting for 18% and 12% of its revenues, respectively.

The majority of InfoTech’s revenue is from purchase orders received from customers for products and/or services that are fulfilled within a few weeks time. Of InfoTech’s total revenue for 2004, approximately $1.7 million, or 9.4%, was related to contract sales. All of InfoTech’s contracts are hardware maintenance contracts that generally last for a period of one year and are cancelable by either party without penalty upon 90 days written notice.

Operating Strategy

Our InfoTech segment primarily targets small to medium-sized businesses. Its operating strategy is to continue to focus on building relationships with its larger customers and searching for new opportunities in the Fortune 1000 market space. However, segment management believes the area of the greatest potential growth will continue to be the small to medium-sized businesses seeking expertise they do not have within their own organizations. InfoTech continues to identify those companies that will fit well within its culture and targets the vertical markets where it has previously been successful, including educational institutions, legal and financial services, medical facilities, museums and New York City agencies. InfoTech believes that its relationships with leading technology partners provide increased visibility and sales opportunities. InfoTech currently maintains strategic alliances with Cisco, Citrix, Hewlett Packard, IBM, Microsoft, 3Com, and VM Ware. Geographically, InfoTech plans to continue to focus on the New York City metropolitan area.

Competition

InfoTech competes in one of the world’s largest IT markets, the New York City metropolitan area. It focuses primarily on small to medium-sized businesses in a few vertical markets. Our InfoTech segment competes in a highly competitive market with IT products and service providers that vary greatly in their size and technical expertise. Primary competitors in this segment are Alphanet, AMC Computers, Delta Computec Inc., Ergonomic Group, En Pointe Technologies, Inc., Gotham, Vicom, Inc.

and Westwood Computers. Additionally, we expect InfoTech to face further competition from new market entrants and possible alliances between competitors in the future.

Certain of InfoTech’s current and potential competitors have greater financial, technical, marketing and other resources than InfoTech. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their services than InfoTech. However, InfoTech’s small size and its focus on but a few vertical markets give it certain competitive advantages, including an ability to adapt more easily to the needs of each of its customers (tailoring its product and service delivery in a way that best serves such customers), to foster more easily close long-term relationships with its customers, and to understand better the vertical markets it has focused on for years (e.g., medical, education, legal and finance), which represent an excellent referral source. InfoTech’s continuing ability to compete successfully depends on a number of factors such as breadth of product and service offerings, sales and marketing efforts, pricing, quality and reliability of services, technical personnel and other support capabilities.

Patents

We do not hold patents or licenses to any of the products in our InfoTech segment, nor are intellectual property rights an important part of the operations of this segment.

Raw Materials and Supplies

Over 65.2% of InfoTech’s purchases during 2004 were from its top three suppliers as follows: Ingram, 37.6%, Synnex, 13.9%, Tech Data, 13.7%.  InfoTech does not enter into contracts with its suppliers, and to date has not been materially adversely affected by the inability to obtain raw materials or products.

Government Regulation

Our InfoTech segment is not subject to any specific federal, state and local regulation in the United States, and it does not have any foreign business activity.

Research and Development

Dr. Peter Zhou, Chief Scientist Emeritus, heads our Research Group. Dr. Zhou’s office is located in Riverside California. He joined us in January 2000. From 1988 to 1999, Dr. Zhou served as Vice President, Technology for Sentry Technology Corp., and from 1985 to 1988, he served as Research Investigator for the University of Pennsylvania’s Department of Science & Engineering. Prior to that time, he was a research scientist for Max-Planck Institute, Metallforschung in Stuttgart, Germany and a post-doctoral research fellow at the University of Pennsylvania. Dr. Zhou has a PhD in materials science/solid state physics from the University of Pennsylvania and a Master of Sciences degree in physics from the Beijing University of Sciences and Technology.

In addition to Dr. Zhou, during portions of 2004, our Research Group consisted of six researchers each holding advanced degrees, one support engineer with a bachelors degree, and an office manager. Dr. Zhou has 39 years of scientific experience, and collectively, the Research Group had over 80 years of research experience. During mid-2004 and again in January 2005, we made decisions to downsize our Research Group, as we have shifted our focus to becoming a provider of Security Through InnovationTM. Effective February 2005, our Research Group consists of Dr. Zhou and one researcher. With our increased focus on implantable RFID technologies, much of our research and development is now performed at Digital Angel’s facility in Minnesota.

Research and development expense was $3.8 million, $6.3 million and $4.1 million for the years 2004, 2003 and 2002, respectively. Research and development expense relates primarily to the development of our WSLD, Thermo Life, VeriChip, Bio Thermo and other products still in development. Included in research and development expense was software development costs of $0.4 million, $0.5 million and $0.9 million in 2004, 2003 and 2002, respectively.

Environmental Regulation

Federal, state and local laws or regulations which have been enacted or adopted regulating the discharge of materials into the environment have not had, and under present conditions we do not foresee that they will have, a material adverse effect on our capital expenditures, earnings, cash flows or our competitive position. We will continue to monitor our operations with respect to potential environmental issues, including changes in legally mandated standards.

Seasonality

No material portion of our business is considered to be seasonal.

Employees

At February 1, 2005, we and our subsidiaries employed approximately 404 employees.

Backlog

At February 1, 2005, we and our subsidiaries had a backlog of approximately $16.1 million compared to a backlog of $34.0 million at March 10, 2004. We expect the entire backlog at February 1, 2005, to be filled in 2005.

Geographic Areas

Currently, we operate in two geographic areas: the United States, which comprises the majority of our operations, and the United Kingdom. Our United Kingdom operations consist of Digital Angel’s 91% owned subsidiary, Signature Industries Limited. The majority of our revenues and expenses in each geographic area, both from continuing and discontinued operations, were generated in the same currencies during the three-years ended December 31, 2004, and accordingly, we did not incur any significant foreign currency gains or losses during such years.

Revenues are attributed to geographic areas based on the location of the assets producing the revenue. Information concerning principal geographic areas from continuing operations as of and for the years ended December 31, was as follows (in thousands):

	United States	United Kingdom	Consolidated
2004
Net revenue	$93,321	$18,678	$111,999
Long-lived tangible assets	6,763	1,101	7,864

2003
Net revenue	$82,625	$10,362	$92,987
Long-lived tangible assets	7,113	1,115	8,228

2002
Net revenue	$87,075	$11,410	$98,485
Long-lived tangible assets	7,577	855	8,432
Deferred tax asset	1,236	—	1,236

Discontinued Operations

During 2004, Digital Angel’s board of directors approved a plan to sell its Medical Systems operations, which were acquired on March 27, 2002, and the business assets of Medical Systems were sold effective April 19, 2004. Medical Systems represented the business operations of Medical Advisory Systems, Inc., referred to as MAS. On March 31, 2002, our then 93% owned subsidiary, Digital Angel Corporation, which we refer to as pre-merger Digital Angel, merged with MAS and MAS changed its name to Digital Angel.

The business assets of Medical Systems were sold to MedAire, Inc. in connection with an Asset Purchase Agreement dated April 8, 2004, by and between Digital Angel and MedAire, Inc. Under the terms of the agreement, the purchase price was $0.4 million, plus any prepaid deposits, the cost of certain pharmaceutical inventory and supplies, and the assumption of certain liabilities, reduced by any pre-billing to or pro-rata prepayments by certain customers. The assets sold included all of the tangible and intangible intellectual property developed for the medical services business, including pharmaceutical supplies and other inventory items, customer and supplier contracts, computer software licenses, internet website and domain name and mailing lists, but did not include the land and building used by this operation. Medical Systems’ land and building were sold in a separate unrelated transaction to a third party on July 31, 2004 for approximately $1.5 million. Medical Systems was one of our reporting units in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as discontinued operations in our consolidated financial statements, and prior periods have been restated.

In addition, on March 1, 2001, our board of directors approved a plan to offer for sale our Intellesale business segment and all of our other non-core businesses, and accordingly, these entities, which have all been sold or closed, are presented in discontinued operations for all periods presented.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Delray Beach, Florida. At December 31, 2004, we were obligated under leases for approximately 161,328 square feet of facilities, of which 104,201 square feet was for office facilities and 57,127 square feet was for factory and warehouse space. These leases expire at various dates through 2042. In addition, we owned 91,869 square feet of office and manufacturing facilities, of which 47,800 square feet was for manufacturing, factory and warehouse use and 44,069 square feet was for office space.

The following table sets forth our owned and leased properties by business segments (amounts in square feet):

	Office		Factory / Warehouse		Total
	Owned	Leased	Owned	Leased	Owned	Leased
Advanced Technology (1)	—	59,271	—	10,727	—	69,998
Digital Angel (1)	31,892	27,900	47,800	45,400	79,692	73,300
InfoTech	—	9,119	—	1,000	—	10,119
Corporate (1)	12,177	7,911	—	—	12,177	7,911
Total	44,069	104,201	47,800	57,127	91,869	161,328

The following table sets forth the principal locations of our properties (amounts in square feet):

	Office		Factory / Warehouse		Total
	Owned	Leased	Owned	Leased	Owned	Leased
California (1)	—	24,742	—	—	—	24,742
Florida	—	7,911	—	—	—	7,911
Massachusetts	—	5,400	—	—	—	5,400
Minnesota (1)	31,892	—	47,800	—	79,692	—
New Hampshire	—	15,856	—	5,464	—	21,320
New Jersey (1)	12,177	8,661	—	1,000	12,177	9,661
New York	—	458	—	—	—	458
Virginia	—	21,173	—	5,263	—	26,436
United Kingdom	—	20,000	—	45,400	—	65,400
Total	44,069	104,201	47,800	57,127	91,869	161,328

(1)   Includes office space leased to others.

ITEM 3.  LEGAL PROCEEDINGS

We, and certain of our subsidiaries, are parties to various legal actions as either plaintiff or defendant and accordingly, we have recorded certain reserves in our financial statements as of December 31, 2004, based upon our best estimate of the outcome of these proceedings. However, in certain cases, we are unable to offer any assessment of the potential liability exposure to us, if any. The estimate of the potential impact on our financial position, our overall results of operations or our cash flows for these proceedings could change in the future.

Ebenstein Suit

On October 22, 2002, Anat Ebenstein, InfoTech’s former president, chief executive officer and director, filed a complaint against us, InfoTech and certain officers and directors in connection with the termination of her employment. The complaint filed in the Superior Court of New Jersey, Mercer County, seeks compensatory and punitive damages arising from an alleged improper termination. The action is currently in the final stages of a negotiated settlement and is not expected to go to trial. However, we cannot provide any assurance that we will be successful in our attempts to negotiate a settlement, and, if the case proceeds to trial, we cannot provide any assurance that we will be successful in defending against Ms. Ebenstein’s asserted claims. We believe that a portion of any ultimate settlement payment may be offset by coverage under our employment practices liability insurance.

Maudlin Suit

On October 22, 2003, Melvin Maudlin, a former employee of PDSC, filed suit in the Superior Court of California against PDSC, Hark Vasa, a former employee at PDSC, and us in connection with a purported trust agreement involving PDSC which, according to Mr. Maudlin, provided that he was to receive monthly payments of $10,000 for approximately 17 years. Mr. Maudlin obtained a pre-judgment right to attach order in the amount of his total claim of $2.1 million, and subsequently obtained a purported writ of attachment of certain PDSC assets, which we successfully appealed and had overturned. In early April 2004, Mr. Maudlin filed a second amended complaint against PDSC and us for breach of contract, breach of fiduciary duties, negligence, “creditor’s suit” under Section 491.310 of the California Code of Civil Procedure, fraudulent conveyance, improper corporate distribution and alter ego. On January 8, 2005, the court ruled in favor of PDSC and us, holding that the purported trust was illegal and void. On January 18, 2005, the judge of the Superior Court of California entered judgment in favor of PDSC and us on all claims asserted against us by Mr. Maudlin. Mr. Maudlin has since filed a notice of appeal. We are unable to predict the outcome of the appeal due to the complexity of the issues at stake and the uncertainty of litigation in general. We intend to vigorously contest the appeal. The suit has not materially affected PDSC’s ability to operate its business but could affect such operations in the future.

On or about July 6, 2004, Hark Vasa filed a cross-complaint against PDSC and us in the Circuit Court of the 15th Judicial District in Palm Beach County, Florida for equitable contribution and indemnity. Mr. Vasa seeks damages against PDSC and us arising from the purported failure to deliver his shares of our common stock on a timely basis under the agreement by which we acquired PDSC’s predecessor from Mr. Vasa and others. We and PDSC have asserted counterclaims against Mr. Vasa and his family trusts arising from his failure to disclose various facts surrounding PDSC’s predecessor during that acquisition transaction, his breaches of fiduciary duty to PDSC and other wrongful conduct relating to the trust at issue in the Maudlin suit. This suit is in the discovery stage. We intend to vigorously defend this suit.

John Fernandez vs. United States of America vs. Medical Advisory Systems, Inc.

On December 29, 2003, John Fernandez filed a lawsuit in the Orlando Division of the United States District Court for the Middle District of Florida. Mr. Fernandez filed the lawsuit against the United States of America, as the operator of the ship on which he served. Mr. Fernandez alleged that the United States had contracted with Medical Advisory Systems, Inc. to provide medical advice and that the physician at Medical Advisory Systems had rendered an incorrect long-distance diagnosis, resulting in his being injured. (Medical Advisory Systems, Inc. is included as part of our discontinued operations.) Mr. Fernandez asserted claims of negligence under the Jones Act, unseaworthiness and maintenance and cure. He alleged damages in excess of $75,000, plus prejudgment and post-judgment interest at the legal rate and costs and disbursements of the action. On April 14, 2004, the United States served Medical Advisory Systems, Inc. with a third party complaint in admiralty in which it alleged that Medical Advisory Systems, Inc. was liable to it for all or part of Mr. Fernandez’ claim in that Medical Advisory Systems, Inc. and/or its employee/physician rendering the medical advice was negligent. In response, on May 12, 2004, Medical Advisory Systems, Inc. filed a motion to dismiss the third party complaint. The parties agreed to settle this matter in December 2004. Digital Angel’s insurance carrier and other parties to the action will pay the settlement amount, subject to Digital Angel’s $20,000 deductible.

Digital Angel Corporation vs. AllFlex USA, Inc. and Pet Health Services (USA), Inc.

On October 20, 2004, Digital Angel commenced an action in the United Stated District Court for the District of Minnesota against AllFlex USA, Inc. and Pet Health Services (USA), Inc. This suit (Court File No. 04-4545MJD/JGL) claims that AllFlex USA, Inc. is marketing and selling a syringe implantable identification transponder that infringes a 1993 patent granted to Digital Angel for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable. The suit also claims that PetHealth is using, selling and/or distributing the same transponder in violation of Digital Angel’s patent. The suit seeks, among other things, an adjudication of infringement and the enjoining of the infringing parties from further improper action. The suit also seeks actual damages, punitive damages and interest, costs and attorneys’ fees. We believe that the suit is well grounded in law and fact. AllFlex USA, Inc. has asserted a counterclaim for breach of contract of an existing license agreement between Digital Angel and AllFlex USA, Inc. and asserted a counterclaim seeking a declaration of the parties’ rights and obligations under the license agreement.

Digital Angel Corporation vs. Datamars, Inc., Datamars, S.A., The Crystal Import Corporation and Medical Management International, Inc.

On October 20, 2004, Digital Angel commenced an action in the United States District Court for the District of Minnesota against Datamars, Inc., Datamars, S.A., The Crystal Import Corporation, and Medical Management International, Inc. (“Banfield”). This suit (Court File No. 04-4544ADM/AJB) claims that the defendants are marketing and selling syringe implantable identification transponders manufactured by Datamars that infringe on Digital Angel’s 1993 patent for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable. Certain of the locations in which the infringing transponders are sold, include, but are not limited to, “Banfield, The Pet Hospital,” of which certain locations are associated with PetSmart stores. The suit seeks, among other things, an adjudication of infringement and the enjoining of the infringing parties from further improper action. The suit also seeks actual damages, punitive damages, interest, costs and attorneys’ fees. We believe that the suit is well grounded in law and fact.

Crystal Import Corporation vs. Digital Angel, et al.

On or about December 29, 2004, the Crystal Import Corporation filed an action against AVID Identification Systems, Inc. and Digital Angel Corporation in the United States District Court for the Northern District of Alabama (Court File No. CV-04-CO-3545-S). Crystal’s complaint primarily asserts federal and state antitrust and related claims against AVID, though it also asserts similar claims against Digital Angel. Given the uncertainties associated with all litigation and given that this case was not commenced against Digital Angel until February 2, 2005, we are unable to offer any assessment of the potential liability exposure, if any, to us from this lawsuit.

We are not subject to any environmental or formal governmental proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ SmallCap Market under the symbol “ADSX.”

On March 12, 2004, our Board of Directors authorized a 1-for-10 reverse stock split, which was effectuated on April 5, 2004. Accordingly, all share information included in this annual report has been adjusted to reflect the reverse stock split.

The following table shows, for the periods indicated, the high and low sales prices per share of our common stock based on published financial sources.

	High	Low
2003
First Quarter	$6.40	$1.80
Second Quarter	6.10	3.50
Third Quarter	5.50	3.70
Fourth Quarter	5.00	2.80

2004
First Quarter	$4.90	$2.40
Second Quarter	3.69	1.94
Third Quarter	2.79	1.99
Fourth Quarter	8.55	2.08

Holders

According to the records of our transfer agent, as of February 28, 2005, there were approximately 2,702 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock. The decision whether to apply legally available funds to the payment of dividends on our common stock will be made by our Board of Directors from time to time in the exercise of its business judgment.

Securities Authorized for Issuance Under Equity Compensation Plans

During 2004, we granted options exercisable for approximately 1.9 million shares of our common stock under our 2003 Flexible Stock Plan, 1999 Flexible Stock Plan and 1996 Non-Qualified Stock Option Plan. As of December 31, 2004, the following shares of our common stock were authorized for issuance under our equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,933,319	$6.59	827,492(2)
Equity compensation plans not approved by security holders (3)	—	—	—
Total	3,933,319	$6.59	827,492

(1)	A narrative description of the material terms of our equity compensation plans is set forth in Note 13 to our consolidated financial statements.
(2)	Includes 573,547 shares available for future issuance under our 1999 Employees Stock Purchase Plan.
(3)
In addition, we have granted outside of our equity plans and have outstanding options exercisable for 135,000 shares of our common stock. These options were granted as an inducement for employment or for the rendering of consulting services.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table of selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this annual report. The Statement of Operations Data set forth below for each of the years in the three-year period ended December 31, 2004, and the Balance Sheet Data as of December 31, 2004 and 2003, have been derived from, and qualified by reference to, our financial statements appearing elsewhere in this annual report. The Statement of Operations Data for the years ended December 31, 2001 and 2000, and the Balance Sheet Data as of December 31, 2002, 2001 and 2000, are derived from audited financial statements not included in this annual report.

	For the Fiscal Year Ended December 31,
	2004	2003	2002	2001	2000

Statement of Operations Data:
	(in thousands, except per share amounts)

Net revenue	$111,999	$92,987	$98,485	$156,487	$135,007
Cost of products and services sold	79,216	64,892	67,469	110,677	82,968
Gross profit	32,783	28,095	31,016	45,810	52,039
Selling, general and administrative expense	36,335	55,880	65,681	102,316	61,996
Research and development expense	3,795	6,255	4,130	8,783	2,745
Depreciation and amortization	1,908	1,262	3,520	28,061	10,580
Asset impairment	—	2,456	38,657	71,719	6,383
Operating loss	(9,255)	(37,758)	(80,972)	(165,069)	(29,665)
(Loss) gain on sales of subsidiaries and assets	—	(330)	132	(6,058)	486
Gain on extinguishment of debt	—	70,064	—	9,465	—
Interest and other income	1,896	919	2,340	2,076	1,095
Interest expense	(2,860)	(22,587)	(17,477)	(8,555)	(5,901)
(Loss) income from continuing
operations before (provision) benefit for taxes,
minority interest, losses attributable to capital
transactions of subsidiary and
equity in net loss of affiliate	(10,219)	10,308	(95,977)	(168,141)	(33,985)
(Provision) benefit for income taxes	(77)	(1,702)	(326)	(20,870)	5,040
(Loss) income from continuing
operations before minority interest, losses
attributable to capital transactions of
subsidiary and equity in net loss of affiliate	(10,296)	8,606	(96,303)	(189,011)	(28,945)
Minority interest	655	4,132	11,579	718	(229)
Net gain (loss) on capital transactions of subsidiary	11,090	(244)	(2,437)	—	—
Loss attributable to changes in minority interest
as a result of capital transactions of subsidiary	(20,203)	(6,535)	(2,048)	—	—
Equity in net loss of affiliate	—	—	(291)	(328)	—
(Loss) income from continuing operations	(18,754)	5,959	(89,500)	(188,621)	(29,174)
(Loss) income from discontinued
operations, net of income taxes	(730)	(2,434)	(24,405)	213	(75,702)
Income (loss) on disposal of
discontinued operations, including
provision for operating losses during the
phase-out period, net of income taxes	2,185	(382)	1,420	(16,695)	(7,266)

Net (loss) income	(17,299)	3,143	(112,485)	(205,103)	(112,142)
Preferred stock dividends and other	—	—	—	(1,147)	(191)
Accretion of beneficial conversion
feature of preferred stock	—	—	—	(9,392)	(3,857)
Net (loss) income available to common
shareholders	$(17,299)	$3,143	$(112,485)	$(215,642)	$(116,190)

Earnings (Loss) Per Share Adjusted For the Reverse Stock Split

On March 12, 2004, our Board of Directors authorized a 1-for-10 reverse stock split which was effectuated on April 5, 2004. The reverse stock split had the effect of reducing the number of issued and outstanding shares of our common stock, and accordingly, earnings (loss) per share increased as a result of the decrease in the weighted average number of shares outstanding. The following presents our basic and diluted earnings (loss) per share giving retroactive effect to the reverse stock split:

	For the Fiscal Year Ended December 31,
	2004	2003	2002	2001	2000

Net (loss) income per common
share - basic:

Continuing operations	$(0.37)	$0.17	$(3.33)	$(11.71)	$(5.20)

Discontinued operations	0.03	(0.08)	(0.85)	(0.97)	(13.00)

Net (loss) income per common
share - basic	$(0.34)	$0.09	$(4.18)	$(12.68)	$(18.20)

Net (loss) income per common
share - diluted:

Continuing operations	$(0.37)	$0.16	$(3.33)	$(11.71)	$(5.20)

Discontinued operations	0.03	(0.08)	(0.85)	(0.97)	(13.00)

Net (loss) income per common share - diluted	$(0.34)	$0.08	$(4.18)	$(12.68)	$(18.20)

Average common shares outstanding (amounts in thousands):
Basic	51,291	36,178	26,923	17,001	6,382
Diluted	51,291	37,299	26,923	17,001	6,382

	As of December 31,
	2004	2003	2002	2001	2000
	(amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$30,839	$10,161	$5,809	$3,696	$8,039
Restricted cash	327	765	—	—	—
Due from buyers of divested subsidiary	—	—	—	2,625	—
Property and equipment	7,864	8,228	8,432	20,185	21,368
Goodwill	68,194	63,331	65,451	90,831	166,024
Net (liabilities) assets of discontinued operations	(5,495)	(8,294)	(6,531)	(9,460)	8,076
Total assets	140,188	111,931	111,156	167,489	319,451
Long-term debt	2,288	2,860	2,436	2,586	69,146
Total debt	4,332	8,086	84,265	86,422	74,374
Minority interest	54,313	23,029	18,422	4,460	4,879
Redeemable preferred stock and option	—	—	—	5,180	18,620
Stockholders’ equity (deficit)	40,844	32,736	(36,092)	28,119	160,562

Effective January 1, 2002, we adopted FAS 142. FAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually.

The following table presents the impact of FAS 142 on our selected financial data as indicated:

	Year Ended December 31, 2001	Year Ended December 31, 2000
Net loss available to common stockholders:
Net loss available to common stockholders as reported	$(215,642)	$(116,190)
Add back: Goodwill amortization	21,312	9,415
Add back: Equity method investment amortization	1,161	—
Adjusted net loss	$(193,169)	$(106,775)
Loss per common share - basic:
Net loss per share - basic, as reported	$(12.68)	$(18.20)
Goodwill amortization	1.25	1.48
Equity method investment amortization	0.07	—
Adjusted net loss per share - basic	$(11.36)	$(16.72)
Loss per common share - diluted:
Net loss per share - diluted, as reported	$(12.68)	$(18.20)
Goodwill amortization	1.25	1.48
Equity method investment amortization	0.07	—
Adjusted net loss per share - diluted	$(11.36)	$(16.72)

We have adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“FAS 145”), effective January 1, 2003. Under FAS 145, gains and losses on the extinguishment of debt are included as part of continuing operations. FAS 145 requires all periods presented to be consistent, and, as such, gains and losses on extinguishment of debt previously recorded as extraordinary must be reclassified from extraordinary treatment and presented as a component of continuing operations. Accordingly, we have presented the extraordinary gain on the forgiveness of debt in 2001 as part of our continuing operations in our Statement of Operations Data.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes included in this annual report.

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby. Forward-looking statements include, but are not limited to:

•	our working capital requirements over the next 12-24 months;
•	our growth strategies including, without limitation, our ability to deploy our products and services, including VeriChipTM, Bio-ThermoTM and Thermo LifeTM;
•	our ability to successfully integrate the business operations of acquired companies;
•	our future profitability and liquidity; and
•	regulatory, competitive and economic influences.

In some cases, you can identify forward-looking statements by terms such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “projects,” “target,” “goal,” “plans,” “objective,” “may,” “should,” “could,” “would,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “hopes,” and similar expressions intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties (including those described under “Risk Factors” in this annual report) that could cause actual results to differ materially from estimates or forecasts contained in the forward-looking statements. Actual results could differ materially from those reflected in the forward-looking statements as a result of (i) the risk factors described under the heading “Risk Factors” beginning on page 70 of this annual report and in our other public filings, (ii) general economic, market or business conditions, (iii) the opportunities (or lack thereof) that may be presented to and pursued by us, (iv) competitive actions by other companies, (v) changes in laws, and (vi) other factors, many of which are beyond our control.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this annual report. Other than as required by law, we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which we hereafter become aware.

Overview

We currently engage in the following principal business activities:

•	marketing secure voice, data and video telecommunications networks, primarily to several U.S. government agencies;
•	marketing visual identification tags and implantable RFID microchips, primarily for identification, tracking and location of pets, livestock and other animals;

•	developing and marketing GPS-enabled products used for location tracking and message monitoring of vehicles, pilots and aircraft in remote locations;
•	developing and marketing call center and customer relationship management software and services;
•	developing and marketing RFID-enabled products for use in a variety of healthcare, security, financial and identification applications; and
•	marketing IT hardware and services.

We operate in three business segments: Advanced Technology, Digital Angel and InfoTech. During 2004, we achieved revenue growth in each of our three business segments. Our Advanced Technology segment’s revenues increased primarily as a result of increased sales of voice, data and video telecommunications networks. Sales of voice, data and video telecommunication networks were $41.4 million, and represented 86.7% of the Advanced Technology segment’s revenues in 2004. Although such activities continue to dominate the segment’s operating results, we remain intent on continuing our efforts to develop and commercialize our security-related products and technologies. In that regard, one of the Advanced Technology segment’s primary objectives in 2005 will be to begin to generate more than de minimis sales volumes of VeriChip. We hope that the FDA’s clearance (as of October 2004) of VeriChip for certain medical applications will serve as a springboard for our deriving increased VeriChip revenues. We anticipate that in 2005 sales of our call center software, which represented 8.0% of this segment’s revenue in 2004, will increase, and that sales of our customer relationship management software services will remain stable.

Our Digital Angel segment experienced an increase in revenues in 2004 compared to the prior year, with both the Animal Applications and GPS and Radio Communications divisions contributing to the increase. Digital Angel’s Animal Applications division experienced increased revenues as a result of greater sales volumes of RFID implantable microchips in the companion animal market, as well as an increase in sales of microchips and visual identification tags to the livestock market. The Animal Applications division’s revenues were $25.9 million in 2004. The Animal Applications division is hopeful that its sales of microchips and visual identification tags will increase in 2005 as a result of the heightened concerns over the safety and traceability of animals and other food sources, which are expected to fuel the growth in these markets. In addition, the Animal Applications division expects that its recent introduction of its Bio Thermo product will spur further sales growth. Digital Angel’s GPS and Radio Communications division’s revenues increased to $20.4 million in 2004 primarily as a result of increased sales of the division’s enhanced/upgraded SARBE G2R pilot location beacons. OuterLink, which Digital Angel acquired in January 2004, also contributed to the increase in 2004 revenues.

Our InfoTech segment experienced an increase in revenues in 2004, primarily as a result of improved market conditions and the segment’s focus on high-end, Intel-based products and related technical services. InfoTech’s revenues were $18.0 million in 2004. The majority of InfoTech’s revenue continues to be derived from sales of computer hardware. Such sales represented 82.5%, 80.3% and 88.3% of InfoTech’s total revenues in 2004, 2003 and 2002, respectively. However, the focus on higher-end, Intel-based products provides InfoTech with an opportunity to provide higher margin, add-on technical services.

The tables below provide a percentage breakdown of the significant sources of our consolidated revenues and gross profits over the past three fiscal years and, as such, make evident certain trends in the composition of such revenues and gross profits:

Sources of Revenue:	Percentage of Total Revenue
	2004	2003	2002
Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	37.0%	39.9%	31.8%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel segment	23.1%	25.8%	21.2%

GPS enabled tracking and message monitoring, search and rescue beacons, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel segment	18.2%	11.1%	10.2%

Sales of IT hardware and services from our InfoTech segment	16.1%	15.5%	23.1%

Other products and services	5.6%	7.7%	13.7%

Total	100.0%	100.0%	100.0%

Sources of Gross Profit:	Percentage of Total Gross Profit
	2004	2003	2002
Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	18.8%	25.0%	25.8%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel segment	30.8%	34.7%	25.9%

GPS enabled tracking and message monitoring, search and rescue beacons, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel segment	30.4%	17.5%	15.7%

Sales of IT hardware and services from our InfoTech segment	9.9%	8.9%	13.4%

Other products and services	10.1%	13.9%	19.2%

Total	100.0%	100.0%	100.0%

The table below sets forth data from our consolidated statements of operations for the past three fiscal years, expressed as a percentage of total revenues from continuing operations:

	Percentage of Total Revenue
	2004	2003	2002
	%	%	%
Product revenue	86.4	83.6	81.6
Service revenue	13.6	16.4	18.4
Total revenue	100.0	100.0	100.0
Cost of products sold	64.2	64.0	59.9
Cost of services sold	6.6	5.8	8.6
Total cost of products and services sold	70.8	69.8	68.5
Gross profit	29.2	30.2	31.5
Selling, general and administrative expense	32.4	60.1	66.7
Research and development expense	3.4	6.7	4.2
Depreciation and amortization	1.7	1.4	3.6
Asset impairment	—	2.6	39.3
Operating loss	(8.3)	(40.6)	(82.3)
(Loss) gain on sales of subsidiaries and business assets	—	(0.3)	0.1
Gain on extinguishment of debt	—	75.3	—
Interest and other income	1.7	1.0	2.4
Interest expense	(2.5)	(24.3)	(17.7)
(Loss) income from continuing operations before provision for income taxes, minority interest, losses attributable to capital transactions of subsidiary and equity in net loss of
affiliate	(9.1)	11.1	(97.5)
Provision for income taxes	(0.1)	(1.8)	(0.3)
(Loss) income from continuing operations before minority interest, losses attributable to
capital transactions of subsidiary and equity in net loss of affiliate	(9.2)	9.3	(97.8)
Minority interest	0.6	4.4	11.8
Net gain (loss) on capital transactions of subsidiary	9.9	(0.3)	(2.5)
Loss attributable to changes in minority interest as a result of capital transactions of
subsidiary	(18.0)	(7.0)	(2.1)
Equity in net loss of affiliate	—	—	(0.3)
(Loss) income from continuing operations	(16.7)	6.4	(90.9)
Loss from discontinued operations, net of income taxes	(0.6)	(2.6)	(24.7)
Change in estimate on loss on disposal and operating losses during the phase out period	1.9	(0.4)	1.4
Net (loss) income	(15.4)	3.4	(114.2)

As can be seen from the table immediately above, although our operating expenses decreased as a percentage of revenue in 2004 compared to the prior year, we nonetheless incurred a loss from continuing operations in 2004. However, the table also reveals the strides we have made to improve our operating performance. Our loss from continuing operations as a percentage of revenue in 2004 was significantly lower than the loss from continuing operations (after excluding the effects of a gain on the extinguishment of debt of $70.1 million) of 68.9% of revenue in 2003 and the loss from continuing operations of 90.9% of revenue in 2002.

Our financial condition and liquidity also improved in 2004, as reflected in several financial metrics. Our consolidated operating activities used cash of $13.9 million, $11.4 million and $3.9 million during 2004, 2003 and 2002, respectively. As of December 31, 2004, our cash and cash equivalents totaled $30.8 million, as compared to cash and cash equivalents of $10.2 million as of year-end 2003. Our improved cash position is primarily the result of two private placements of our common stock with an institutional investor, the exercise of our and Digital Angel’s stock options and warrants, and the sale of shares of our common stock by Digital Angel under a share exchange agreement. As of December 31, 2004, our stockholders’ equity was $40.8 million, as compared to $32.7 million as of December 31, 2003. As of December 31, 2004, we had an accumulated deficit of $431.2 million.

Our profitability and liquidity depends on many factors, including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies. We have established a management plan intended to guide us in achieving profitability and positive cash flows from operations over the 12 months ending December 31, 2005. The major components of our plan are as follows:

•	to attempt to establish a sustainable positive cash flow business model;
•	to attempt to produce additional cash flow and revenue from our advanced technology products - VeriChipTM, Bio-ThermoTM and Thermo LifeTM;
•	to generate additional liquidity through divestiture of business units and assets that are not critical to us;
•	to complete the acquisition of eXI in order to provide VeriChip Corporation with a complementary company that will bring experienced management, revenue and a synergistic customer base; and
•	to continue Digital Angel’s growth under the leadership of its management team and through strategic acquisitions.

Our management believes that the above plan can be effectively implemented.

Critical Accounting Policies and Estimates

The following is a description of the accounting policies that our management believes involve a high degree of judgment and complexity, and that, in turn, could materially affect our consolidated financial statements if various estimates and assumptions were changed significantly. The preparation of our consolidated financial statements requires that we make certain estimates and judgments that affect the amounts reported and disclosed in our consolidated financial statements and related notes. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. For more detailed information on our significant accounting policies, see Note 1 to our consolidated financial statements.

Revenue Recognition

We follow the revenue recognition guidance in Staff Accounting Bulletin (“SAB”) 101 and SAB 104. Our revenue recognition policies by segment are as follows:

Advanced Technology Segment

In general, for the Advanced Technology segment’s product sales, we recognize revenue after the products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. Revenues from the sale of hardware products that are shipped to a customer’s site and require modification or installation are recognized when the work is complete and accepted by the customer. We do not experience significant product returns and, therefore, management is of the opinion that no allowance for sales returns is necessary. We have no obligation for warranties on new hardware sales because the manufacturer provides the warranty.

Revenues from the sale of VeriChip microchips and scanners are recorded at the gross amounts, with a separate line item for the cost of sales. Because of the de minimis sales volumes to date (all of which have been to distributors), our management cannot, as yet, reasonably estimate the amount of returns. Accordingly, we do not recognize revenues from direct sales to our distributors until all of the conditions described in the preceding paragraph are satisfied, the period of time the distributor has to return products (as provided in the applicable agreement) has expired and payment for such products has been received. Once the amount of returns can be reasonably estimated, revenues (net of expected returns) will be recognized in accordance with our general accounting policy for product sales. With respect to consignment sales to our distributors of VeriChip microchips and scanners, we intend to recognize revenues from such sales after receipt of notification from the distributor of product sales to its customers, provided that a purchase order has been received or a contract has been executed with the distributor, the sales price is fixed and determinable, and the period of time the distributor has to return the products (as provided in the applicable agreement) has expired and collectibility is reasonably assured. As of December 31, 2004, deferred VeriChip product revenue was de minimis.

Services and phone installation jobs performed by Computer Equity Corporation are billed and the revenue recognized following the completion of the work and the receipt of a written acceptance from the customer. Revenue from maintenance contracts is recognized ratably over the term of the contract.

The companies in the Advanced Technology segment that provide programming, consulting and software licensing services recognize revenue based on the expended actual direct labor hours in the job times the standard billing rate and adjusted to realizable value, if necessary. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable. We do not offer a warranty policy for services to our customers. Revenue from license royalties is recognized when licensed products are shipped. There are no significant post-contract support obligations at the time of revenue recognition. Our accounting policy regarding vendor and post-contract support obligations is based on the terms of the customer’s contract, billable upon the occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized.

When offered, VeriChip-related monitoring services will be sold under stand-alone service agreements and treated as a separate earnings process from product sales. Because monitoring services are not essential to the functionality of the VeriChip product, we will not attempt to bundle the revenues from the sale of the VeriChip microchips and scanners with potential future revenues associated with monitoring services. Revenues from such services will be recognized on a straight-line basis over the term of the applicable service agreement.

Digital Angel Segment

Digital Angel, except for its subsidiary, OuterLink, recognizes revenue at the time the product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exists, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Digital Angel’s accounting policy regarding vendor and post-contract support obligations is based on the terms of the customer’s contracts, with such services billable upon occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized. Digital Angel offers a warranty on its products. For non-fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to realizable value, if necessary. Other revenues are recognized at the time services or goods are provided. It is Digital Angel’s policy to record contract losses in their entirety in the period in which such losses are foreseeable.

Digital Angel’s subsidiary, OuterLink, earns revenue from location and messaging services, which generally provide for service on a month-to-month basis and from the sale of related products to customers (communication terminals and software). OuterLink’s services are only available through the use of its products, and such products have no alternative use. Accordingly, service revenue is recognized as the services are performed. OuterLink’s product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period, which customarily is 30 months.

It is Digital Angel’s policy to approve all customer returns before issuing credit to the customer.  Digital Angel incurred returns of $0.2 million, $0.1 million and $0.1 million for 2004, 2003 and 2002, respectively.

InfoTech Segment

For product sales, InfoTech recognizes revenue in accordance with the applicable products’ shipping terms. InfoTech has no obligation for warranties on new product sales. The manufacturer provides the warranty. For consulting and professional services, InfoTech recognizes revenue based on the direct labor hours incurred times the standard billing rate, adjusted to realizable value, if necessary. Revenues from sales contracts involving both products and consulting and other services are allocated to each element based on vendor-specific objective evidence of fair value, regardless of any separate prices that may be stated in the contract. Vendor-specific objective evidence of fair value is the price charged when the elements are sold separately. If an element is not yet being sold separately, the fair value is the price established by management having the relevant authority to do so. It is considered probable that the price established by management will not change before the separate introduction of the element.

Goodwill And Other Intangible Assets

On January 1, 2002, we adopted FAS 142. FAS 142 eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually. Intangible assets with finite lives are amortized over their useful lives.

As part of the implementation of FAS 142, we were required to complete a transitional impairment test of goodwill and other intangible assets. There was no impairment of goodwill upon the adoption of FAS 142. Annually, we test our goodwill and intangible assets for impairment as a part of our annual business planning cycle during the fourth quarter of each fiscal year. Based upon this annual test, we did not incur goodwill and other intangible asset impairment charges in 2004. We incurred a goodwill impairment charge of $2.2 million in the fourth quarter of 2003 for goodwill associated with our InfoTech segment. We recorded a goodwill impairment charge of $31.5 million in the fourth quarter of 2002 for goodwill associated with our Digital Angel segment. During the fourth quarters of 2003 and 2002, we also recorded goodwill impairment charges of $2.4 million and $30.7 million, respectively, and during the fourth quarter of 2003, we recorded an impairment charge of $0.6 million for other intangible assets, all of which were related to our Medical Systems operations, and all of which are now included in our losses from discontinued operations. Future events, such as market conditions or operational performance of our acquired businesses, could cause us to conclude that additional impairment exists. As of December 31, 2004, our consolidated goodwill was $68.2 million, and our intangible asset (a trade name) with an indefinite life was valued at $0.2 million.

Gains/Losses Attributable to Capital Transactions of Subsidiary

Gains where realizable and losses on issuances of shares of common stock by our consolidated subsidiary, Digital Angel, are reflected in our consolidated statements of operations, in accordance with the provisions of SAB 51. These gains and losses result from the differences between the carrying amount of the pro-rata share of our investment in Digital Angel and the net proceeds from the issuances of the stock. We determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel was appropriate since the shares issued to date were not sales of unissued shares in a public offering, we do not plan to reacquire the shares issued, and the value of the proceeds could be objectively determined. The issuances of stock by Digital Angel have also given rise to losses as a result of the dilution of our ownership interest in Digital Angel. Future stock issuances to third parties by Digital Angel will further dilute our ownership percentage and may give rise to additional losses.

Stock-Based Compensation

We account for our employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, and the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with this accounting literature, no compensation cost is recognized for any of our fixed stock options granted to employees and directors when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the option grant date. (With the exception of certain Digital Angel options, which were converted into shares of MAS in connection with the merger of pre-merger Digital Angel and MAS in March 2002, during the three-years ended December 31, 2004, we have not granted any stock options at a price less than fair market value on the date of grant.) When options are granted to employees and directors at a price less than fair market value on the date of the grant, compensation expense is required to be calculated based on the intrinsic value (i.e., the difference between the exercise price and the fair value) on the date of the grant, and the compensation is recognized over the vesting period of the options. If the options are fully vested, the expense is recognized immediately. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB No. 25, such that compensation expense is measured and recognized over the vesting period. If the modified grant is fully vested, any additional compensation costs are recognized immediately. Under variable accounting, changes in the underlying price of our stock may have a significant impact on our earnings. A rise in our stock price results in additional compensation expense and a decrease in our stock price results in a reduction of reported compensation expense. During 2001, we re-priced stock options exercisable for 1.9 million shares of our common stock. As a result, we have recorded (recovered) non-cash compensation expense of $32,000, $(1.3) million and $0.7 million in 2004, 2003 and 2002, respectively.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R is more fully described below under “Impact of Recently Issued Accounting Standards.” We are required to adopt FAS 123R beginning July 1, 2005. We expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting FAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures required under FAS 123. We have not yet determined the impact of FAS 123R on our compensation policies or plans, if any.

We account for equity instruments issued to non-employees in accordance with the provisions of FAS 123.

Warrants Settleable In Shares of Digital Angel’s Common Stock Owned by Us

In connection with the sale and issuance in June 2003 of our 8.5% convertible/exchangeable debentures (all of which have been fully converted), we granted to the purchasers of such debentures warrants to acquire, at the purchasers’ option, approximately 0.5 million shares of our common stock at an exercise price of $2.749 per share, or 0.95 million shares of Digital Angel’s common stock held by us at an exercise price of $3.178 per share, or a combination of shares of both companies. The warrants vested immediately and are exercisable through June 30, 2007.  The warrants are subject to adjustment upon:

•	the issuance of shares of common stock, or options or other rights to acquire our common stock, at an issuance price lower than the exercise price under the warrants;
•	the declaration or payment of a dividend or other distribution on our common stock;
•	issuance of any other of our securities on a basis which would otherwise dilute the purchase rights granted by the warrants.

The issuance of our common stock to Strategic Satellite in April 2004 triggered the anti-dilution provisions under the warrant agreement and, as a result, the exercise price for the exercie of the warrants into shares of our common stock was reduced from $5.64 per share to $2.749 per share.

The value assigned to the warrants was recorded as a reduction in the value assigned to the debentures (original issue discount) and an increase in long-term liabilities. The liability for the warrants, to the extent potentially settleable in shares of the Digital Angel common stock owned by us, is being revalued at each reporting period using the Black-Scholes option-pricing model and based on the closing price of Digital Angel’s common stock, with any resulting increase/decrease being recorded as an increase/reduction in interest expense. During 2004 and 2003, we recorded interest expense of $1.4 million and $2.0 million, respectively, as a result of such revaluations. Changes in the market price of Digital Angel’s common stock in the future will continue to result in additional interest expense or credits to operations. In addition, we will be required to record an impairment loss if the carrying value of the Digital Angel common stock underlying the warrants exceeds the exercise price. Should the holders of outstanding warrants elect to exercise such warrants and opt to take shares of Digital Angel common stock, such exercise may result in us recording a gain on the sale transaction equal to the amount of the warrant liability on the date of exercise. During the fourth quarter of 2004, warrants exercisable for 0.2 million shares of the Digital Angel common stock we own were exercised for such shares, and we recorded a gain of $0.8 million as a result of such exercise. Currently, approximately 0.8 million of the warrants remain outstanding.

Proprietary Software In Development

In accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“FAS 86”), we have capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting and tracing the detailed program design to product specifications and has been reviewed for high-risk development issues, or, to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization is provided based on the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product (estimated to be between two and five years). Future events such as market conditions, customer demand or technological obsolescence could cause us to conclude that the software is impaired. The determination of the possible impairment expense requires management to make estimates that effect our consolidated financial statements. During 2003, we recorded an impairment charge of $0.3 million with respect to computer software development costs. We did not record an impairment charge related to our computer software development costs during 2004 and 2002.

Inventory Obsolescence

Estimates are used in determining the likelihood that inventory on hand can be sold. Historical inventory usage and current revenue trends are considered in estimating both obsolescence and slow-moving inventory. Inventory is stated at lower of cost or market, determined by the first-in, first-out method, net of any reserve for obsolete or slow-moving inventory. As of December 31, 2004 and 2003, inventory reserves were $1.9 million and $1.9 million, respectively.

Legal Contingencies

We are currently a named defendant in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims, and as of December 31, 2004, we have recorded $3.9 million in reserves with respect to such claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates.

Results of Operations from Continuing Operations

As noted above, we operate in three business segments. (Loss) income from continuing operations before taxes, minority interest, losses attributable to capital transactions of subsidiary and equity in loss of affiliate from each of our segments during 2004, 2003 and 2002 was as follows (we evaluate performance based on stand-alone segment operating income as presented below):

	Year Ended December 31,
	2004	2003	2002
(Loss) income from continuing operations before taxes,
minority interest, losses attributable to capital
transactions of subsidiary and equity in loss of affiliate by segment:	(in thousands)

Advanced Technology	$(474)	$(108)	$(786)
Digital Angel	(2,391)	(6,274)	(45,156)
InfoTech	(202)	(3,052)	(422)
“Corporate/Eliminations” (1)	(7,152)	19,742	(49,613)
Total	$(10,219)	$10,308	$(95,977)

(1)     “Corporate/Eliminations” includes a gain on the forgiveness of debt of approximately $70.1 million in 2003. Excluding the effects of the gain on forgiveness of debt, the loss from continuing operations before taxes, minority interest, losses attributable to capital transactions of subsidiary and equity in loss of affiliate for 2003 was $59.8 million.

The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain revenues, gross profit and selling, general and administrative expense (reductions) associated with companies sold or closed in 2001 and 2002, and interest expense and other expenses associated with corporate activities and functions.

Revenues from each of our segments during 2004, 2003 and 2002 was as follows:

	Year Ended December 31,
Revenue:	2004	2003	2002
	(in thousands)

Advanced Technology	$47,784	$44,609	$41,930
Digital Angel	46,302	34,432	32,516
InfoTech	18,001	14,456	22,721
“Corporate/Eliminations” (1)	(88)	(510)	1,318
Total	$111,999	$92,987	$98,485

 Advanced Technology Segment

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

	2004	% Of Revenue	2003	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$37,723	78.9%	$33,804	75.8	$3,919	11.6%
Service	10,061	21.1	10,805	24.2	(744)	(6.9)
Total revenue	47,784	100.0	44,609	100.0	3,175	7.2
Gross Profit:
Product (1)	3,497	9.3	3,850	11.4	(353)	(9.2)
Service (2)	5,976	59.4	7,344	68.0	(1,368)	(18.6)
Total gross profit	9,473	19.8	11,194	25.1	(1,721)	(15.4)
Selling, general and administrative expense	9,503	19.9	10,193	22.8	(690)	(6.8)
Research and development expense	356	0.7	502	1.1	(146)	(29.1)
Depreciation and amortization	218	0.5	231	0.5	(13)	(5.6)
Asset impairment	—	—	302	0.7	(302)	(100.0)
Interest and other income	(153)	(0.3)	(88)	(0.2)	65	73.9
Interest expense	23	0.0	162	0.4	(139)	(85.8)
Loss from continuing operations before taxes, minority interest, losses attributable to capital transactions of subsidiary and equity in loss of affiliate	$(474)	(1.0)	$(108)	(0.2)	$366	338.9%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.

Revenue - Sales of voice, data and video telecommunications networks accounted for 86.7% of this segment’s revenue in 2004, as compared to 83.2% in 2003.

Revenue increased in 2004 primarily as a result of the U.S. Postal Service (USPS) MPI contract, which was terminated for convenience in January 2005. Revenues from the USPS MPI contract were approximately $21.5 million, or 52%, and $6.1 million, or 16%, of revenues in 2004 and 2003, respectively. Prior to receipt of notice of the contract’s termination for convenience, Computer Equity Corporation’s wholly-owned subsidiary, GTI, had fully completed the initial phase of the $18.0 million USPS MPI contract. Under the phase-two option that USPS had exercised, and which expanded the original project, GTI recognized approximately $10.3 million (of a potential $25.0 million) in additional revenue, $9.6 million of which was recognized through December 31, 2004. GTI is entitled to be paid for the portion of the work performed prior to the notice of termination, plus reasonable charges that resulted from the termination.

 The increase in 2004 revenues associated with the USPS MPI contract was partially offset by a reduction in sales of voice, data and video telecommunications network revenues from two partnership projects, which provided $3.9 million of revenue in 2004, as compared to $13.2 million of revenue in 2003. In addition, the segment’s 2004 revenues also reflected a decline related to our sale of WebNet Services, Inc. in the fourth quarter of 2003. WebNet Services’ 2003 revenues were approximately $1.5 million. Revenues from call center and customer relationship management software were approximately $6.1 million, an increase of approximately $0.7 million as compared to 2003.

We anticipate revenues from this segment to decrease in 2005, as a result of the termination of the USPS MPI contract. Assuming the successful acquisition of eXI, this anticipated decrease will be partially offset by eXI’s revenue contribution. To date, we have not recorded significant revenues from sales of our VeriChip microchips and scanners. We hope to realize increased revenue from VeriChip sales during 2005, as a result of the FDA’s clearance of VeriChip in October 2004 for certain medical applications.

Gross Profit and Gross Profit Margin - Sales of voice, data and video telecommunications networks generated gross profit of approximately $6.2 million in 2004, representing 65.0% of the gross profit generated by our Advanced Technology segment in 2004, as compared to $7.0 million, or 62.8% of the segment’s gross profit in 2003. Gross profit from the call center and customer relationship management software activities remained constant in 2004 as compared to 2003. In addition to the reduction in gross profit from sales of our voice, data and video telecommunications networks, the reduction in the 2004 gross profit figure reflects, in part, the absence of any gross profit from WebNet Services Inc., which contributed $0.6 million in 2003.

The gross profit margin for our voice, data and video telecommunications networks business was 14.9% in 2004, as compared to 18.9% in 2003. The decrease in the gross profit margin primarily reflected the lower margins associated with the USPS MPI contract relative to the margins associated with the partnership projects, reflected in the 2003 figure.

We hope to realize increased gross profit and margins from sales of our VeriChip product during 2005, as a result of the FDA’s clearance of VeriChip’s medical applications in October 2004. Although no guarantee can be made, we do not expect the termination of the USPS MPI contract to materially affect our profit margins.

Selling, General and Administrative Expense - The Advanced Technology segment’s selling, general and administrative expenses decreased in 2004 compared to the prior year, primarily as a result of expenses relating to WebNet Services Inc. during the fourth quarter of 2003. WebNet Services incurred $0.8 million in selling, general and administrative expenses in 2003.

Research and Development Expense - Our research and development expense decreased in 2004, primarily as result of Perimeter Technology completing the development of our new call center Net-VU Contract Manager software in May 2004.

Asset Impairment - In accordance with FAS 142, upon adoption, we were required to allocate goodwill to our Advanced Technology segment’s various reporting units. As of December 31, 2004, our Advanced Technology segment’s reporting units were as follows: Computer Equity Corporation, Perimeter Technology and PDSC. Our methodology for estimating the fair value of each reporting unit during the fourth quarters of 2004 and 2003 was a combination of impairment testing performed both internally and externally. The tests for the Computer Equity Corporation reporting unit were performed externally through the engagement of independent valuation professionals who performed valuations using a combination of comparable company and discounted cash flow analyses. The tests for the Perimeter Technology and PDSC reporting units were performed internally based primarily on discounted future cash flows. Our testing did not result in any goodwill impairment charge for any of our Advanced Technology reporting units in 2004 and 2003. The impairment charge of $0.3 million in 2003 related to internally developed capitalized call center software that we believed was impaired.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

	2003	% of Revenue	2002	% of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$33,804	75.8	$28,991	69.1	$4,813	16.6%
Service	10,805	24.2	12,939	30.9	(2,134)	(16.5)
Total revenue	44,609	100.0	41,930	100.0	2,679	6.4
Gross Profit:
Product (1)	3,850	11.4	5,392	18.6	(1,542)	(28.6)
Service (2)	7,344	68.0	7,288	56.3	56	0.8
Total gross profit	11,194	25.1	12,680	30.2	(1,486)	(11.7)
Selling, general and administrative expense	10,193	22.8	12,100	28.9	(1,907)	(15.8)
Research and development expense	502	1.1	861	2.0	(359)	(41.7)
Depreciation and amortization	231	0.5	322	0.8	(91)	(28.3)
Asset impairment	302	0.7	—	—	302	N/A
Interest and other income	(88)	(0.2)	(239)	(0.6)	(151)	(63.2)
Interest expense	162	0.4	422	1.0	(260)	(61.6)
Loss from continuing operations before taxes, minority interest, losses attributable to capital transactions of subsidiary and equity in loss of affiliate	$(108)	(0.2)	$(786)	(1.9)	$(678)	(86.3)%

(1) The percentage of revenue is calculated as a percentage of product revenue.
(2) The percentage of revenue is calculated as a percentage of service revenue.

Revenue - Sales of voice, data and video telecommunications networks accounted for 83.2% of this segment’s revenue in 2003, as compared to 74.7% in 2002.

Product revenues increased in 2003 primarily as a result of the various contracts with U.S. government agencies that GTI was awarded in 2003 and 2002. Most of GTI’s business was being performed under a contract vehicle entitled WACS that was managed by the General Services Administration (“GSA”). WACS allowed GTI to provide government agencies with equipment and services for campus and building communications networks and related infrastructure without the need to follow the full procurement process for a new contract. In January 2003, the WACS contract was replaced with the CONNECTIONS contract. GTI was one of 17 companies awarded the federal government’s CONNECTIONS contract. The CONNECTIONS contract has a three-year base term and five successive one-year renewal options. The renewal options are at the discretion of the government. The government may terminate the CONNECTIONS contract with or without cause. The CONNECTIONS contract is similar to the WACS contract in that it allows GTI to provide government agencies with equipment and services for campus and building communications networks and related infrastructure without the need to follow the full procurement process for a new contract. We also recorded initial sales of our VeriChip product of $0.5 million in 2003.

The decline in the segment’s service revenues in 2003 by roughly $2.1 million compared to the prior year was primarily attributable to three factors:

•	our sale of our computer networking business in the fourth quarter of 2002 ($0.9 million);
•	the reduced website design and Internet access revenue associated with our WebNet Services Inc. business, which was sold in the fourth quarter of 2003 ($0.9 million); and

•	reduced sales of call center and relationship software services ($0.3 million).

 Gross Profit and Gross Profit Margin - Sales of voice, data and video telecommunications networks generated gross profit of approximately $7.0 million in 2003, representing 62.8% of the gross profit generated by our Advanced Technology segment in 2003, as compared to approximately $8.0 million and 61.8% in 2002. The gross profit margin for our voice, data and video telecommunications networks business was 18.9% in 2003, as compared to 25.5% in 2002. The reduction in the 2003 gross profit and gross profit margin reflected competitive pressures following replacement of the WACS contract with the CONNECTIONS contract and the lower margins associated with Computer Equity Corporation’s other contracts with U.S. government agencies, particularly the USPS MPI contract. The sale of WebNet Services Inc. in the fourth quarter of 2003 accounted for approximately $0.4 million of the reduction in gross profit.

Selling, General and Administrative Expense - The Advanced Technology segment’s selling, general and administrative expenses decreased in 2003 compared to the prior year, primarily as a result of the sale of the computer networking business during the fourth quarter of 2002 (which contributed approximately $0.9 million to the approximate $1.9 million decrease), and the overhead reductions associated with the decrease in service revenue during 2003.

Research and Development Expense - In 2003 and 2002, the segment’s research and development expense consisted primarily of expenses associated with our call center and customer relationship software development activities.

Depreciation and Amortization - We attribute the decrease in depreciation and amortization in 2003 compared to the prior year of approximately $0.1 million to our having fully depreciated certain assets during 2002 and 2003, our decision in 2002 (motivated by cash management considerations) to limit our expenditures for property and equipment, and the sale of the computer networking business during the fourth quarter of 2002.

Asset Impairment - We recorded an asset impairment charge of $0.3 million during 2003 related to capitalized call center software that we believed was impaired.

Digital Angel Segment

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

	2004	% of Revenue	2003	% of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$44,186	95.4	$32,364	94.0	$11,822	36.5%
Service	2,028	4.4	1,558	4.5	470	30.2
Intercompany revenue - product	88	0.2	510	1.5	(422)	(82.7)
Total revenue	46,302	100.0	34,432	100.0	11,870	34.5
Gross Profit:
Product (1)	19,252	43.6	12,832	39.6	6,420	50.0
Service (2)	825	40.7	1,558	100.0	(733)	(47.0)
Intercompany gross profit - product (1)	(3)	(3.4)	329	64.5	(332)	(100.9)
Total gross profit	20,074	43.4	14.720	42.7	5,354	36.4
Selling, general and administrative expense	17,135	36.8	14,878	43.2	2,257	15.2
Research and development expense	2,759	5.9	4,898	14.2	(2,139)	(43.7)
Depreciation and amortization	1,381	3.0	618	1.8	763	1.23
Interest and other income	(153)	(0.3)	(172)	(0.5)	(19)	(11.0)
Interest expense	1,343	2.9	772	2.2	571	74.0
Loss from continuing operations before taxes, minority interest, losses attributable to capital transactions of subsidiary and equity in loss of affiliate (3)	$(2,391)	(5.2)	$(6,274)	(18.2)	$(3,883)	(61.9)%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)
The amount for 2004 excludes $1.2 million of realized loss associated with the sale of our common stock, which was issued to Digital Angel under the terms of a share exchange agreement. The realized loss has been reflected as additional expense in the separate financial statements of Digital Angel Corporation included in its Form 10-K for the year ended December 31, 2004.

Revenue - Digital Angel’s Animal Applications division’s revenue increased by approximately $2.0 million in 2004 compared to the prior year, primarily as a result of an increase in microchip sales to companion animal customers of approximately $1.2 million, and an increase in microchip and visual sales to livestock customers of approximately $2.3 million. These increases were partially offset by a decrease in sales to fish and wildlife customers of $1.5 million.

The GPS and Radio Communications division’s revenue increased approximately $9.9 million, or 94.9%, in 2004, compared to the prior year. Approximately $7.2 million of the increase was primarily attributable to increased shipments of our upgraded SARBE G2R pilot location beacons, and $0.9 million of the increase resulted from increases in the exchange rate of the EURO over the U.S. dollar. OuterLink, which we acquired in January 2004, also contributed approximately $1.8 million of the increase in revenue for 2004.

We anticipate that our Digital Angel segment’s revenues will increase in 2005, as a result of the acquisition of DSD on February 28, 2005, as well as through growth of its existing businesses. Several bills proposing the establishment of a national electronic identification program for livestock have recently been introduced in Congress. We cannot estimate the impact a national identification program would have on Digital Angel’s revenue. However, if implemented, we would expect the impact to be favorable.

Gross Profit and Gross Profit Margin - Digital Angel’s Animal Applications division’s gross profit was approximately $10.1 million in 2004, an increase of approximately $0.4 million compared to 2003.  The Animal Applications division’s gross profit margin decreased to 39.1% in 2004 from 40.7% in 2003 primarily due to increased material cost, which increased by 2.5% of sales in 2004, partially offset by decreased freight in 2004.

The GPS and Radio Communications division’s gross profit was approximately $10.0 million in 2004, an increase of approximately $5.0 million compared to 2003. The increase related primarily to the increase in revenues. Its gross profit margin increased to 48.8% in 2004 from 47.5% in 2003. We expect gross profits to increase during 2005 due to the anticipated increase in revenues.

Selling, General and Administrative Expense - Approximately $1.6 million of the increase in selling, general and administrative expense relates primarily to additional legal, accounting, investor relations and additional compensation expense incurred during 2004, as compared to 2003. Approximately $0.7 million of the increase results from: (a) the inclusion of approximately $1.1 million of expense for OuterLink, which we acquired in January 2004; (b) increased expense of $0.8 million as a result of an increase in the exchange rate of the EURO over the U.S. dollar; (c) salary increases of approximately $0.3 million; partially offset by (d) a decrease of approximately $1.5 million in expense related to the scaling back of our technology combining wireless, sensor and location technology, referred to as the WSLD technology (formerly referred to as the Digital Angel technology).

Research and Development Expense - The approximate $2.1 million decrease in research and development expense in 2004 compared to the prior year was due primarily to the continued scaling back of research and development related to the WSLD technology, and the completion of development of the upgraded SARBE GR2 pilot location beacon and Bio Thermo. With our increased focus on implantable RFID technologies, much of our research and development is now performed at Digital Angel’s facility in Minnesota.

Depreciation and Amortization - The increase in depreciation and amortization expense in 2004 compared to the prior year of approximately $0.8 million was primarily due to the acquisition of OuterLink in January 2004.

Interest Expense - The increase in interest expense was primarily associated with approximately $0.8 million of discount amortization and deferred debt cost amortization associated with the Laurus Master Fund Ltd. (“Laurus”) financings. Digital Angel entered into several convertible debt agreements with Laurus during 2003, as more fully discussed under Liquidity and Capital Resources.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

	2003	% of Revenue	2002	% of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$32,364	94.0	$30,330	93.3	$2,034	6.7%
Service	1,558	4.5	2,116	6.5	(558)	(26.4)
Intercompany revenue -product	510	1.5	70	0.2	440	628.6
Total revenue	34,432	100.0	32,516	100.0	1,916	5.9
Gross Profit:
Product (1)	12,833	39.6	12,307	40.6	526	4.3
Service (2)	1,558	100.0	722	34.1	836	115.8
Intercompany gross profit - product	329	64.5	70	100.0	259	370.0
Total gross profit	14,720	42.7	13,099	40.3	1,621	12.4
Selling, general and administrative expense (3)	14,878	43.2	15,037	46.2	(159)	(1.1)
Research and development expense	4,898	14.2	3,034	9.3	1,864	61.4
Depreciation and amortization	618	1.8	2,641	8.1	(2,023)	(76.6)
Asset impairment	—	—	37,872	116.47	(37,872)	(100.0)
Interest and other income	(172)	(0.5)	(585)	(1.8)	(413)	(70.6)
Interest expense (3)	772	2.2	256	0.8	516	201.6
Loss from continuing operations before taxes, minority interest, losses attributable to capital transactions of subsidiary and equity in loss of affiliate	$(6,274)	(18.2)	$(45,156)	(138.9)	$(38,882)	(86.1)%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)
The amount for 2002 excludes $1.8 million of interest expense associated with certain previous obligations to IBM Credit and $18.7 million of non-cash compensation expense associated with certain stock options, which were converted into options to acquire MAS stock, both of which have been reflected as additional expense in the separate financial statements of Digital Angel Corporation included in its Form 10-K for the year ended December 31, 2004. These charges are reflected in our “Corporate/Eliminations” category for 2002.

Revenue - The Animal Applications division’s revenue increased in 2003 compared to the prior year primarily as a result of increased microchip sales to the companion animal, fish and wildlife markets of approximately $1.7 million and increased sales of visual identification products. Product revenue from the GPS and Radio and Communications decreased approximately $1.1 million in 2003 as compared to 2002. Despite an increase in engineering service revenue (associated with R&D performed for certain fish and wildlife customers) of approximately $1.0 million in 2003 as compared to 2002, Digital Angel’s service revenue decreased in 2003, primarily as a result of the lower revenue associated with the cancellation of a software contract in February 2003. The cancellation resulted from the shift in focus by Digital Angel’s former Wireless and Monitoring division from sales of software and related services to sales of the WSLD product during 2002, as more fully discussed below under the “Asset Impairment” line item.

Gross Profit and Gross Profit Margin - Gross profit and gross profit margins increased in 2003 primarily as a result of the increased sales by the Animal Applications division.

Selling, General and Administrative Expense - Digital Angel’s selling, general and administrative expenses remained relatively constant in 2003 as compared to 2002. Digital Angel incurred certain additional SG&A expenses in 2003 that were not incurred in the prior year, including:

•	consulting expenses associated with the VeriChip product of approximately $0.7 million;
•	expenses related to the WSLD product (which remains under development) of approximately $0.8 million;
•	a termination fee of $0.2 million to Wells Fargo, a former lender; and
•	additional expenses of $0.2 million incurred by the GPS and Radio Communications division.

In 2002, SG&A expenses included the one-time costs associated with the merger of pre-merger Digital Angel and MAS, and introductory costs associated with the initial (and subsequently aborted) WSLD product launch.

Research and Development Expense - The approximate $1.9 million increase in research and development expense in 2003 compared to the prior year was attributable to work on the SARBE G2R pilot location beacon ($0.9 million), Bio Thermo ($1.3 million), and engineering costs to support improved transponder performance.  These increases were offset by a decrease in research and development expense of approximately $0.3 million due to a scaling back of the development of the WSLD technology.

Depreciation and Amortization - The approximate $2.0 million decrease in depreciation and amortization expense in 2003 compared to the prior year was primarily attributable to the exclusion of depreciation expense for a digital encryption and distribution software system license, for which we recorded an impairment charge during the fourth quarter of 2002. We incurred approximately $2.0 million of depreciation expense related to this system in 2002.

Asset Impairment - We engaged an independent valuation firm to review and evaluate the goodwill of Digital Angel, as reflected on our books as of December 31, 2003 and 2002. Independently, the valuation firm reviewed the goodwill of Digital Angel’s reporting units, which at the time of such valuations were: Animal Applications, GPS and Radio Communications and Wireless and Monitoring (Wireless and Monitoring was combined with GPS and Radio and Communications effective January 1, 2004). Digital Angel’s management compiled the cash flow forecasts, growth rates, gross margin, fixed and variable cost structure, depreciation and amortization expenses, corporate overhead, tax rates, and capital expenditures, among other data and assumptions related to the financial projections upon which the valuation reports were based. The analyses for 2002 indicated that all of the goodwill associated with Digital Angel’s Wireless and Monitoring division of approximately $31.5 million was impaired. During the fourth quarters of 2003 and 2002, we also recorded goodwill impairment charges of $2.4 million and $30.7 million, respectively, associated with Digital Angel’s Medical Systems operations, which are part of our discontinued operations. See the discussion under “Results of Discontinued Operations” below.

On November 26, 2001, we launched the WSLD product and, during 2002, we marketed the product extensively. Despite our aggressive marketing campaign, the WSLD product did not achieve our forecasted revenues during 2002. Sales of the WSLD product were affected, in part, by the lack of GPS tracking capabilities within buildings. We are currently working on the development of the WSLD technology to include assisted GPS capabilities to enhance these “line of sight” issues. Neither we nor Digital Angel had a historical track record of achieving forecasts for new or existing technology products. The WSLD watch/pager was expected to be the primary revenue driver for

Digital Angel’s Wireless and Monitoring division. In addition to the “line of sight” issues, the poor sales are partly explained by an overestimation of consumer demand as a result of a challenging economic environment (i.e., consumers considered the WSLD watch/pager to be a discretionary luxury item), and an uncertain marketplace (we overestimated consumer demand for an innovative and new technology to be introduced into the consumer marketplace). As of December 31, 2002, Digital Angel’s Wireless and Monitoring segment had not recorded any significant revenues from its WSLD product, and it had not achieved the revenue projections used as the basis for our impairment tests upon the adoption of FAS 142 on January 1, 2002. At December 31, 2002, the market value of our investment in Digital Angel was approximately $50.0 million. In consideration of these factors, the newness of the WSLD technology, the operating history of Digital Angel, the challenging economic environment and uncertainties in the marketplace, along with the independent fair value measurement valuations performed by the independent professionals and other valuations performed, we concluded that future cash flows from certain operations would not be sufficient to recover the $31.5 million of goodwill associated with Digital Angel’s Wireless and Monitoring division. Accordingly, this amount was recorded as an impairment charge during the fourth quarter of 2002.

In addition, in the fourth quarter of 2002, Digital Angel recorded an impairment charge of $6.4 million with respect to software related to an exclusive license to a digital encryption and distribution software system.

Interest and Other Income - Interest and other income for 2002 included a gain on the sale of land of approximately $0.6 million.

Interest Expense - The increase in interest expense in 2003 was associated with an increase in debt during 2003, as more fully discussed under Liquidity and Capital Resources.

InfoTech Segment

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

	2004	% of Revenue	2003	% of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$14,846	82.5	$11,606	80.3	$3,240	27.9%
Service	3,155	17.5	2,850	19.7	305	10.7
Total revenue	18,001	100.0	14,456	100.0	3,545	24.5
Gross Profit:
Product (1)	2,155	14.5	1,553	13.4	602	38.8
Service (2)	1,078	34.2	957	33.6	121	12.6
Total gross profit	3,233	18.0	2,510	17.4	723	28.8
Selling, general and administrative expense	3,317	18.4	3,272	22.6	45	1.4
Depreciation and amortization	161	0.9	213	1.5	(52)	(24.4)
Asset impairment	—	—	2,154	14.9	(2,154)	(100.0)
Interest and other income	(164)	(0.9)	(95)	(0.7)	69	72.6
Interest expense	121	0.7	18	0.1	103	572.2
Loss from continuing operations before taxes, minority interest, losses attributable to capital transactions of subsidiary and equity in loss of affiliate	$(202)	(1.1)	$(3,052)	(21.1)	$(2,850)	(93.4)%

(1) The percentage of revenue is calculated as a percentage of product revenue.
(2) The percentage of revenue is calculated as a percentage of service revenue.

Revenue - The InfoTech segment’s increase in revenue of approximately $3.5 million in 2004 compared to the prior year was primarily a result of improved market conditions and InfoTech’s focus on high-end, Intel-based products and related technical services. Intel-based computers and servers provide InfoTech with an opportunity to provide higher margin, add-on technical services. Market conditions continue to be good and we expect InfoTech’s sales volumes to continue to improve in 2005.

Gross Profit and Gross Profit Margin - The increase in InfoTech’s gross profit in 2004 of approximately $0.7 million compared to the prior year was primarily the result of the increase in revenue. The slight increase in product and service margins in 2004 was attributable to our focus on high-end, Intel-based products and related technical services. We expect the improved IT market conditions and our focus on high-end products and related services will result in a higher utilization rate of our technicians and engineers in 2005.

Selling, General and Administrative Expense - While selling, general and administrative expenses remained relatively stable in 2004 as compared to 2003, going forward, if market conditions continue to improve as expected, InfoTech may need to add personnel in the sales and technical areas of the business. However, we believe that InfoTech’s current management and administrative staff resources will be sufficient. InfoTech’s accounting fees in 2005 are expected to be higher than in 2004 due to expenses related to its compliance with the internal accounting control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and the Public Company Accounting Oversight Board to implement Section 404.

Depreciation and Amortization - The slight decrease in depreciation expense of approximately $52,000 in 2004 compared to the prior year was attributable primarily to fully depreciating certain assets as of the end of 2003.

Asset Impairment - During 2003, we recorded a goodwill impairment charge of approximately $2.2 million, which is discussed below in the comparison of 2003 versus 2002 results.

Interest and Other Income - The increase in interest and other income in 2004 as compared to the prior year was primarily attributable to InfoTech realizing a full year of interest income in 2004 on a $1.0 million principal balance intercompany loan extended by InfoTech to Applied Digital Solutions, Inc. on June 30, 2003. The loan bears interest at 16% per annum and matures on June 30, 2005. The loan is not reflected on our consolidated balance sheet, as it is eliminated in consolidation. The interest income and expense (the interest expense is reflected in the “Corporate/Eliminations” results below) are also eliminated in consolidation.

Interest Expense - The increase in interest expense in 2004 was primarily a result of interest expense InfoTech incurred in connection with its credit facility with Wells Fargo Business Credit, Inc.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

	2003	% of Revenue	2002	% of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$11,606	80.3	$20,056	88.3	$(8,450)	(42.1)%
Service	2,850	19.7	2,665	11.7	185	6.9
Total revenue	14,456	100.0	22,721	100.0	(8,265)	(36.4)
Gross Profit:
Product (1)	1,553	13.4	2,905	14.5	(1,352)	(46.5)
Service (2)	957	33.6	1,245	46.7	(288)	(23.1)
Total gross profit	2,510	17.4	4,150	18.3	(1,640)	(39.6)
Selling, general and administrative expense	3,272	22.6	4,171	18.4	(899)	(21.5)
Depreciation and amortization	213	1.5	261	1.1	(48)	(18.4)
Asset impairment	2,154	14.9	--	--	2,154	N/A
Interest and other income	(95)	(0.7)	(44)	(0.2)	51	116.0
Interest expense	18	0.1	184	0.8	(166)	(90.2)
Loss from continuing operations before taxes, minority interest, losses attributable to capital transactions of subsidiary and equity in loss of affiliate	$(3,052)	(21.1)	$(422)	(1.9)	$2,630	623.2%

(1) The percentage of revenue is calculated as a percentage of product revenue.
(2) The percentage of revenue is calculated as a percentage of service revenue.

Revenue - InfoTech’s product revenue decreased by approximately $8.5 million in 2003 compared to the prior year, primarily as a result of our decision in April 2002 to cease selling certain lower-margin computer hardware products and to focus on sales of higher-margin products and related technical services. The lower-margin computer hardware products were mid-range Unix based computers, which offered little opportunity for adjunct sales of related higher-margin technical services. We attribute the slight increase in service revenue in 2003 compared to the prior year to InfoTech’s focus on providing its customers with high-end technical services.

Gross Profit and Gross Profit Margin - The approximate $1.6 million decrease in InfoTech’s gross profit in 2003 compared to the prior year was primarily attributable to a combination of competitive pressures, which forced product margins down, and the underutilization of InfoTech’s staff of technicians and engineers.

Selling, General and Administrative Expense - The approximate $0.9 million decrease in selling, general and administrative expenses in 2003 compared to the prior year was attributable primarily to layoffs during 2002, which contributed approximately $0.5 million of the decrease, and to $0.3 million in costs in 2002, which were related to a proposed merger with VeriChip Corporation that was aborted during 2002.

Depreciation and Amortization - The InfoTech segment’s depreciation and amortization expense decreased slightly in 2003, as compared to 2002. The decrease was primarily attributable to the sale of the Shirley, New York facility during the first quarter of 2002 and to fully depreciating certain assets during 2002 and 2003.

Asset Impairment - As part of InfoTech’s fiscal year end planning cycle, its management engaged an independent valuation firm to review and evaluate its goodwill of approximately $2.2 million. The goodwill resulted from prior acquisitions by InfoTech. Based on the evaluation, InfoTech’s goodwill was not impaired as of September 30, 2003. However, InfoTech had not achieved its projected operating results, and it had not returned to profitability as of December 31, 2003 (InfoTech has incurred losses for the past several years.) Also, the market value of InfoTech’s common stock, even after adjustment for its limited public float, was significantly less at December 31, 2003 than its book value. In addition, certain third parties had expressed interest in purchasing our ownership interest in InfoTech for amounts less than our carrying value. As a result of these factors, we believed that the full value of InfoTech’s goodwill of approximately $2.2 million was impaired as of December 31, 2003.

Interest and Other Income - Interest and other income increased by $51,000 in 2003 due to InfoTech receiving interest income from an intercompany loan made to us on June 30, 2003, the principal amount of such loan being $1.0 million.

Interest Expense - The decrease in InfoTech’s interest expense in 2003 compared to the prior year was attributable to its August 2002 payoff of certain intercompany loans due to us.

“Corporate/Eliminations”

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

	2004	2003	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Elimination of intercompany product revenue	$(88)	$(510)	$(422)	(82.7)%
Total	(88)	(510)	(422)	(82.7)
Gross Profit:
Elimination of intercompany product gross profit	3	(329)	(332)	(100.9)
Total	3	(329)	(332)	(100.9)
Selling, general and administrative expense	6,380	27,537	(21,157)	(76.8)
Research and development expense	680	855	(175)	(20.5)
Depreciation and amortization	148	200	(52)	(26.0)
Loss on sale of subsidiaries and business assets	--	330	(330)	(100.0)
Gain on extinguishment of debt	--	(70,064)	(70,064)	(100.0)
Interest and other income	(1,426)	(564)	862	152.8
Interest expense	1,373	21,635	(20,262)	(93.7)
(Loss) income from continuing operations before taxes, minority interest, losses attributable to capital transactions of subsidiary and equity in loss of affiliate	$(7,152)	$19,742	$(26,894)	(136.2)%

Selling, General and Administrative Expense - The decrease in selling, general and administrative expense in 2004 as compared to 2003 was primarily a result of:

(a) approximately $17.9 million in severance expense incurred during 2003, which resulted from the termination of our former chief executive officer and chief financial officer, including $2.5 million resulting from re-pricing stock options. (An additional $0.2 million of severance expense associated with these terminations is included in the Advanced Technology segment’s selling, general and administrative expense in 2003.);

(b) approximately $1.9 million in bonus expense in 2004, primarily under the terms of a management incentive plan, as compared to $4.3 million in bonus expense during 2003. The 2003 bonuses were discretionary amounts awarded to directors, executive officers and other employees in recognition of their efforts in achieving the successful repayment of all of our obligations to IBM Credit during 2003. As a result of this repayment we recorded a gain on the extinguishment of debt of approximately $70.1 million in 2003;

(c) a decrease in legal expense and other professional fees of approximately $1.6 million in 2004 as compared to 2003, primarily as a result of the settlement of certain litigation during 2003; and

(d) the increase (reduction) of approximately $32,000 and $(1.3) million in non-cash stock-based compensation expense in 2004 and 2003, respectively, due to re-pricing stock options exercisable for 1.9 million shares of our common stock during 2001. The re-priced options had original exercise prices ranging from $6.90 to $63.40 per share and were modified to change the exercise price to $1.50 per share. Due to the modification, these options are being accounted for as variable options under APB No. 25 and, accordingly, fluctuations in our common stock price result in increases and decreases of non-cash compensation expense until the options are exercised, forfeited or expired.

Research and Development Expense - During mid-2004, we made a decision to downsize our Research Group.  In January 2005, we made a decision to downsize our Research Group further, and effective February 2005, our Research Group consisted of two researchers.

Depreciation and Amortization - Our depreciation and amortization expense decreased primarily as a result of fully depreciating certain assets in 2003. We expect our depreciation and amortization expense to increase in 2005 as a result of having a full year of depreciation on leasehold improvements related to our new corporate headquarters. We moved our corporate headquarters from Palm Beach, Florida to Delray Beach, Florida in June 2004.

Loss on Sale of Subsidiaries and Business Assets - We incurred a loss of approximately $0.3 million on the sale of our WebNet Services, Inc. business in the fourth quarter of 2003.

Gain on Extinguishment of Debt - Under the terms of a forbearance agreement with IBM Credit LLC, we had the right to purchase all of our outstanding debt obligations to IBM Credit LLC, totaling approximately $100.1 million (including accrued interest), if we paid IBM Credit LLC $30.0 million in cash by June 30, 2003. We made the $30.0 million cash payment as of June 30, 2003, and accordingly, we recorded a gain of the extinguishment of debt of approximately $70.1 million in 2003.

Interest and Other Income - Certain holders of our warrants, which are settleable into shares of our common stock or the Digital Angel common stock that we own at the warrant holders’ option, exchanged 0.2 million of the warrants during the fourth quarter of 2004 into shares of Digital Angel’s common stock. As a result of the exchange, as more fully discussed under Interest Expense below, we recorded a gain of approximately $0.8 million in 2004.

Interest Expense - Interest expense is a function of the level of outstanding debt. In addition, our interest expense varies as a result of increases and/or decreases in the market price of Digital Angel’s common stock. This is a result of the warrants that we issued to the purchasers of our debentures. (The debentures were fully converted as of December 31, 2003). The liability for the warrants, to the extent potentially settleable in shares of the Digital Angel common stock owned by us, is required to be revalued at each reporting period with any resulting increase/(decrease) being charged/(credited) to operations as an increase/reduction in interest expense. During 2004 and 2003, we recorded interest expense of $1.4 million and $2.0 million, respectively, as a result of such revaluations.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

	2003	2002	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$—	$1,013	$(1,013)	(100.0)%
Service	—	375	(375)	(100.0)
Elimination of intercompany product revenue	(510)	(70)	440	628.6
Total	(510)	1,318	(1,828)	(138.7)
Gross Profit:
Product	—	817	(817)	(100.0)
Service	—	340	(340)	(100.0)
Elimination of intercompany product gross profit	(329)	(70)	259	370.0
Total	(329)	1,087	(1,416)	(130.3)
Selling, general and administrative expense	27,537	34,373	(6,836)	(19.9)
Research and development expense	855	235	620	263.8
Depreciation and amortization	200	296	(96)	(32.4)
Asset impairment	—	785	(785)	(100.0)
Loss (gain) sale of subsidiaries and business assets	330	(132)	462	350.0
Gain on extinguishment of debt	(70,064)	—	70,064	N/A
Interest and other income	(564)	(1,472)	(908)	(61.7)
Interest expense	21,635	16,615	5,020	30.2
Income (loss) from continuing operations before taxes, minority interest, losses attributable to capital transactions of subsidiary and equity in loss of affiliate	$19,742	$(49,613)	$69,355	139.8%

Revenue and Gross Profit - The revenue and gross profit, exclusive of the intercompany amounts, relate to one of our businesses, which was closed during 2002.

Selling, General and Administrative Expense - We attribute the majority of the decrease in selling, general and administrative expense to the following factors:

•
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

•
We reduced approximately $1.3 million and incurred approximately $0.7 million in non-cash compensation expense during 2003 and 2002, respectively, due to re-pricing stock options exercisable for 1.9 million shares of our common stock during 2001.

•
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

Partially offsetting these decreases were the following:

•
We incurred approximately $17.9 million in severance expense during 2003, which resulted from the termination of our former chief executive officer and chief financial officer during 2003, including $2.5 million resulting from re-pricing stock options.

•
We incurred $4.3 million in bonus expense during 2003. The bonuses were awarded to directors, executive officers and other employees in recognition of their efforts in achieving the successful repayment of all of our obligations to IBM Credit LLC during 2003. As a result of this repayment, we recorded a gain on the extinguishment of debt of approximately $70.1 million in 2003.

Depreciation and Amortization - We attribute the decrease in depreciation and amortization expense in 2003 primarily to our decision to limit our expenditures for property and equipment and to fully depreciating certain assets during 2002 and 2003.

Asset Impairment - The asset impairment for 2002 related to the write-offs of a centralized software accounting system of approximately $0.5 million and an investment in common stock of approximately $0.3 million.

Loss/Gain on Sales of Subsidiaries and Business Assets - The loss on the sales of subsidiaries and business assets of $0.3 million for 2003 resulted from the sale of our subsidiary, WebNet Services Inc. The gain in 2002 related to the sale of our network services business.

Interest and Other Income - Interest income is primarily a function of the level of our short-term investments and interest earned on notes receivable.

Interest Expense - Interest expense is a function of the level of outstanding debt. The interest expense associated with the debentures, which were issued in 2003, and the IBM Credit Agreement, was $12.7 million and $8.8 million, respectively, in 2003. Interest expense associated with the IBM Credit Agreement was $16.9 million in 2002. (A portion of the interest expense associated with the IBM Credit Agreement was allocated to the operating segments). In addition, during 2003, we recorded interest expense of approximately $2.0 million associated with the revaluation of certain warrants. The warrants are revalued each reporting period, as a result of the holders having an option to settle the warrants in shares of the Digital Angel common stock that we own.

Income Taxes

We had effective income tax rates of 0.8%, 16.5% and 0.3% in 2004, 2003 and 2002, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes net of federal benefits, the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible goodwill amortization associated with acquisitions and other deferred tax assets. As of December 31, 2004, we have provided a valuation allowance to fully reserve our net operating loss carry forwards and our other existing net deferred tax assets, primarily as a result of our recent losses. Our tax provision for 2003 was primarily the result of an increase in the valuation allowance associated with InfoTech’s deferred tax assets of approximately $1.6 million

Net Gain/Loss on Capital Transactions of Subsidiary and Loss Attributable to Changes in Minority Interest as a Result of Capital Transactions of Subsidiary

Gains where realizable and losses on the issuance of shares of stock by our consolidated subsidiary, Digital Angel, are reflected in the consolidated statements of operations. We determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel was appropriate since the shares issued to date were not sales of unissued shares in a public offering, we do not plan to reacquire the shares issued and the value of the proceeds could be objectively determined.

During 2004, we recorded a gain of $11.1 million on the issuances of 14.6 million shares of Digital Angel’s common stock resulting from the exercise of stock options and warrants, the conversion of preferred stock and debt, and the issuance of 4.0 million shares of Digital Angel’s common stock to us under the terms of a share exchange agreement. During 2003, we recorded a loss of $0.2 million on the issuances of 2.3 million shares of Digital Angel’s common stock resulting from the exercise of stock options. During 2002, we recorded a net loss of $2.4 million, comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million pre-merger Digital Angel options, a gain of approximately $4.7 million from the deemed sale of 22.85% of pre-merger Digital Angel, Signature Industries Limited and our wholly-owned subsidiary, Timely Technology Corp., as a result of the merger with MAS, and a loss of $2.0 million on the issuances of 1.1 million shares of Digital Angel’s common stock resulting primarily from the exercise of stock options. The gains/losses on the issuances of common stock by Digital Angel represent the difference between the carrying amount of the pro-rata share of our investment in Digital Angel and the net proceeds from the issuances of the stock.

In addition, during 2004, 2003 and 2002, we recorded a loss of $20.2 million, $6.5 million and $2.0 million, respectively, attributable to changes in our minority interest ownership of Digital Angel as a result of its stock issuances. We anticipate that in the future we will continue to realize gains and losses on the issuances of stock by Digital Angel.

RESULTS OF DISCONTINUED OPERATIONS

During the three-months ended June 30, 2004, Digital Angel’s board of directors approved a plan to sell its Medical Systems operations, which were acquired on March 27, 2002, and the business assets of Medical Systems were sold effective April 19, 2004. The Medical Systems business activities consisted of a staff of logistics specialists and physicians who provided medical assistance services and interactive medical information services to people traveling anywhere in the world. Services included coordination of medical care, provision of general medical information, physician consultation, translation assistance, claims handling and cost containment on behalf of assistance companies, insurance companies and managed care organizations. It also offered medical training services to the maritime industry, and sold a variety of kits containing pharmaceutical and medical supplies to its maritime and airline customers through its pharmaceutical warehouse facility located in Owings, Maryland. The land and building associated with Medical Systems operations were sold in a separate transaction on July 31, 2004.

Medical Systems was one of our reporting units in accordance with FAS 142. Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as discontinued operations in our consolidated financial statements, and prior periods have been restated. The following discloses the operating losses from discontinued operations for the years ended December 31, 2004, 2003 and 2002, which consist of the losses attributable to Medical Systems:
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2004	2003	2002
Product revenue	$204	$875	$546
Service revenue	223	1,405	1,181
Total revenue	427	2,280	1,727
Cost of products sold	87	523	270
Cost of services sold	317	1,031	823
Total cost of products and services sold	404	1,554	1,093
Gross profit	23	726	634
Selling, general and administrative expense	1,187	776	769
Asset impairment	—	2,986	30,725
Depreciation and amortization	107	492	409
Interest and other (income) expense	(185)	(46)	31
Minority interest	(356)	(1,048)	(6,895)
Loss from discontinued operations	$(730)	$(2,434)	$(24,405)

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

The asset impairments for Medical Systems consisted of the impairment of goodwill of approximately $2.4 million and $30.7 million as a result of our annual impairment tests performed during the fourth quarters of 2003 and 2002, respectively. In addition, during the fourth quarter of 2003, we incurred an impairment charge of approximately $0.6 million related to Medical Systems’ intangible assets.

On February 22, 2001, our senior management approved a plan to sell Intellesale, Inc. and all of our other non-core businesses. Our Board of Directors approved the plan on March 1, 2001. The results of operations, financial condition and cash flows of Intellesale and all of our other non-core businesses have been reported as discontinued operations in our financial statements, and prior periods have been restated. We sold or closed the majority of the businesses comprising discontinued operations on or before March 1, 2002, with the final business being sold in July 2003. Proceeds from the sales of our discontinued operations companies were used primarily to repay outstanding debt.

We accounted for the Intellesale segment and our other non-core businesses as discontinued operations in accordance with Accounting Principles Board 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). APB 30, of which portions related to the accounting for discontinued operations have been superceded by the provisions of FAS 144, required that we accrue estimates for future operating losses, gains/losses on sale, costs to dispose and carrying costs of these businesses at the time the businesses were discontinued. Accordingly, at December 31, 2000, we recorded a provision for operating losses and carrying costs during the phase-out period for our Intellesale and other non-core businesses including estimated disposal costs to be incurred in selling the businesses. Carrying costs consisted primarily of cancellation of facility and equipment leases, legal settlements, employment contract buyouts and sales tax liabilities.

During 2004, 2003 and 2002, discontinued operations incurred an increase (decrease) in estimated loss on disposal and operating losses accrued on the measurement date of $(2.2) million, $0.4 million and $(1.4) million, respectively. The primary reasons for the decrease in the estimated loss for 2004 were the settlements of litigation and sales tax liabilities for amounts less than anticipated. The primary reasons for the increase in estimated losses for 2003 were an increase in estimated facility cancellation costs of $0.2 million and the operations of the one remaining business unit in this segment, which was sold in July 2003. The primary reason for the decrease in estimated losses for 2002 was the settlement of litigation for an amount less than anticipated.

We do not anticipate any future losses related to discontinued operations as a result of changes in carrying costs. However, actual losses could differ from our estimates and any adjustments will be reflected in our future financial statements. During the years ended December 31, 2004, 2003 and 2002, the estimated amounts recorded were as follows:

	Year Ended December 31,
	2004	2003	2002
	(amounts in thousands)
Operating losses and estimated loss on the sale of business units	$—	$(205)	$(684)
Carrying costs (increase) decrease	2,185	(177)	2,104
Provision for income taxes	—	—	—
	$2,185	$(382)	$1,420

The following table sets forth the roll forward of the liabilities for operating losses and carrying costs from December 31, 2002 through December 31, 2004 (amounts in thousands):

Type of Cost	Balance, December 31, 2002	Additions	Deductions	Balance December 31, 2003
Operating losses and estimated loss on sale	$—	$205	$205	$—
Carrying costs	4,908	177	172	4,913
Total	$4,908	$382	$377	$4,913

Type of Cost	Balance, December 31, 2003	Additions	Deductions	Balance December 31, 2004
Carrying costs (1)	$4,913	$—	$4,037	$876
Total	$4,913	$—	$4,037	$876

(1)
Carrying costs at December 31, 2004, include all estimated costs to dispose of the discontinued businesses including approximately $0.7 million for severance and employment contract settlements, approximately $0.1 million for lease commitments, and approximately $46,000 for sales tax liabilities.

Liquidity and Capital Resources

As of December 31, 2004, cash and cash equivalents totaled $30.8 million, an increase of $20.6 million, or 202.0%, from $10.2 million at December 31, 2003.

Cash Flows Used in Operating Activities - Net cash used in operating activities totaled $13.9 million, $11.4 million and $3.9 million in 2004, 2003 and 2002, respectively. In each year, cash was used primarily to fund operating losses. Although Digital Angel and InfoTech may pay dividends, since we do not own 100% of these subsidiaries, access to their funds is limited.

Adjustments to reconcile operating losses to net cash used in operating activities included the following:

•
Accounts and unbilled receivables, net of allowance for doubtful accounts, increased $2.5 million, or 17.7%, to $16.6 million at December 31, 2004, from $14.1 million at December 31, 2003. The increase was due primarily to the increase in revenue in the fourth quarter of 2004, as compared to the fourth quarter of 2003. As a percentage of 2004 and 2003 revenue, accounts and unbilled receivables were 14.8% and 15.1%, respectively.

•
Inventories decreased to $8.1 million at December 31, 2004, compared to $9.4 million at December 31, 2003. The decrease was primarily attributable to a decrease in work-in-process related to government contract projects.

•	Accounts payable decreased $4.3 million, or 31.6%, to $9.3 million at December 31, 2004, from $13.6 million at December 31, 2003. The decrease was primarily a result of timing of vendor payments.
•
Accrued expenses decreased $1.9 million, or 8.4%, to $20.8 million at December 31, 2004, from $22.7 million at December 31, 2003. The decrease was primarily attributable to a decrease in accrued bonuses.

Cash Flows from Investing Activities - Investing activities (used) provided cash of $(4.4) million, $0.6 million and $8.1 million in 2004, 2003 and 2002, respectively. In 2004, cash of $5.9 million was used to purchase shares of Digital Angel’s common stock, $1.3 million was used to purchase property and equipment, and $0.7 million was used to acquire other assets. Partially offsetting these uses of cash was $1.3 million provided by collection of notes receivable, $0.5 million from the sale of Digital Angel’s common stock, and $1.3 million provided from the sale of assets related to our discontinued operations. In 2003, cash of $1.8 million was provided by collection of notes receivable, and cash of $1.4 million was used to purchase property and equipment. In 2002, cash of $3.2 million was provided by collection of notes receivable, $4.9 million was received from the sale of subsidiaries, business assets and property and equipment, and $2.6 million was received from buyers of divested subsidiaries. Cash was used primarily to purchase property and equipment and to fund discontinued operations.

Cash Flows from Financing Activities - Financing activities provided (used) cash of $38.8 million, $15.0 million and $(2.8) million in 2004, 2003 and 2002, respectively. In 2004, our significant sources of cash were $23.5 million provided by the issuances of common stock by Digital Angel, and $17.8 million provided by the issuances of our common stock. Partially offsetting these sources of cash was $0.9 million used to fund discontinued operations, cash of $1.1 million used to repay debt, and cash of $0.4 million used for stock issuance costs. In 2003, cash of $29.9 million was provided by the issuance of shares of common stock, and $12.0 million was provided by long-term debt. Cash of $27.7 million was used to repay debt. In 2002, cash was used to pay $6.1 million in notes payable and long-term debt, offset by $1.7 million provided from issuance of shares of common stock, $1.2 million from collections of notes receivable issued as consideration for the issuance of shares of common stock, $0.4 million provided by increases in notes payable, and $0.7 million provided by discontinued operations.

As explained in greater detail below, our historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the sale of businesses, proceeds from the sale of shares our common stock issued to Digital Angel under a share exchange agreement, proceeds from the exercise of stock options and warrants, proceeds from InfoTech’s credit agreement with Wells Fargo and it wholesale financing agreement with IBM Credit LLC. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities, the sale of the Digital Angel common stock owned by us, and proceeds from the sale of businesses. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms.

During 2004, we generated cash of approximately $17.0 million from the sale of an aggregate of 4.5 million shares of our common stock (in two separate transactions) to Satellite Strategic Finance Associates, LLC, an institutional investor, and the exercise by Satellite Strategic of the Series A warrants issued in connection with the sale of such shares. In addition, during 2004, Digital Angel realized net cash proceeds of $16.9 million from the exercise of stock options and warrants exercisable for Digital Angel common stock, and $6.7 million from the sale of 1.98 million shares of our common stock that we issued to Digital Angel in March 2004 under the terms of a share exchange agreement, as more fully discussed below.

Share Exchange Agreement

We and Digital Angel entered in a share exchange agreement under which we issued to Digital Angel 1.98 million shares of our common stock in exchange for 3.0 million shares of Digital Angel’s common stock, and a warrant to purchase up to 1.0 million shares of Digital Angel’s common stock. The purchase price of the 3.0 million shares of Digital Angel’s common stock was $2.64 per share. The warrant was exercisable for five years beginning February 1, 2004, at a price per share of $3.74 payable in cash or shares of our common stock. As of December 31, 2004, Digital Angel had sold all of the 1.98 million shares of our common stock for net proceeds of approximately $6.7 million. In December 2004, we exercised the warrant for 1.0 million shares of Digital Angel’s common stock. Net proceeds to Digital Angel upon our exercise of the warrant were $3.74 million.

Securities Purchase Agreements with Satellite Strategic Finance Associates, LLC

On April 16, 2004, we sold 2.0 million shares of our common stock in a private placement to Satellite Strategic under the terms of a securities purchase agreement. The purchase price for the 2.0 million shares was $2.749 per share, and was based on the average daily volume weighted-average price of our common stock for the period of ten trading days ending on and including April 13, 2004. The net proceeds from the sale were $5.3 million. Under the terms of the agreement, we also issued to Satellite Strategic:

•
a Series A warrant, which was exercisable for 1.0 million shares of our common stock. The exercise price of the Series A warrant was $2.749 per share. The Series A warrant, initially expiring on July 11, 2004, was extended until October 11, 2004. Satellite Strategic exercised the Series A warrant on October 11, 2004. Proceeds from the exercise totaled $2.7 million; and

•
a Series B warrant exercisable for 0.7 million shares of our common stock. The exercise price of the Series B warrant is $3.299 per share. The Series B warrant may be exercised at any time beginning on April 16, 2005, and expires April 16, 2010.

On October 21, 2004, we sold an additional 2.5 million shares of our common stock to Satellite Strategic under a second securities purchase agreement. The purchase price for these shares was based on the average daily volume weighted-average market price of our common stock for the period of five trading days beginning on October 13, 2004, and ending on and including October 19, 2004, which average was $3.61 per share. The proceeds from the sale of the 2.5 million shares were approximately $9.0 million.

Under the terms of the second securities purchase agreement, we issued to Satellite Strategic:

•
a Series C warrant exercisable for an additional 1.5 million shares of our common stock at an exercise price of $4.33 per share. The Series C warrant may be exercised at any time, at Satellite Strategic’s option, until April 28, 2005; and

•
a Series D warrant exercisable for 0.7 million shares of our common stock at an exercise price of $5.05 per share. The Series D warrant is exercisable beginning on October 21, 2005, and it expires on October 21, 2010.

Wells Fargo Credit Facility and IBM Credit Wholesale Agreement

On June 30, 2004, InfoTech entered into a credit agreement and credit facility with Wells Fargo providing for up to $4.0 million in borrowings. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. The credit facility matures on June 29, 2007, and automatically renews for successive one-year periods thereafter unless terminated by either party. In connection with the execution of the credit facility, InfoTech and IBM Credit LLC replaced a prior agreement for wholesale financing dated as of April 20, 1994, with a new wholesale financing agreement. Under the terms of the credit facility, Wells Fargo may, at its election, make advances as requested from time to time in amounts up to an amount equal to the difference between the borrowing base (described below) and the sum of (i) the amount outstanding under the credit facility, and (ii) the $0.6 million letter of credit agreement outstanding under the credit facility which secures InfoTech’s obligations to IBM Credit LLC under the wholesale financing agreement. The borrowing base is equal to the lesser of $4.0 million or the amount equal to 85% of (i) eligible accounts receivable, plus (ii) the amount of available funds on deposit at Wells Fargo, and minus (iii) certain specified reserves. As of December 31, 2004, the borrowing base was approximately $3.5 million, the letter of credit was approximately $0.6 million, approximately $1.8 million was outstanding under the credit facility, and approximately $1.1 million was available under the credit facility.

The credit facility requires InfoTech to maintain certain financial covenants, limits its capital expenditures, and contains other standard covenants including prohibitions on its incurrence of additional debt, its sales of assets and other corporate transactions without Wells Fargo’s consent. As of September 30, 2004, Well Fargo provided InfoTech with a waiver of default of certain of the financial covenants.

Under the terms of the wholesale financing agreement, IBM Credit LLC may, at its election, advance InfoTech up to $0.6 million to be used for the purchase of certain computer hardware and software products approved in advance by IBM Credit. Amounts outstanding under the wholesale financing agreement are required to be secured by a $0.6 million irrevocable letter of credit and bear finance charges in an amount to be agreed upon with IBM Credit LLC from time to time. The wholesale financing agreement will remain in effect until terminated by either party upon at least 90 days prior written notice. As of December 31, 2004, $0.1 million was outstanding under the wholesale financing agreement, which is reflected in our consolidated balance sheets in accounts payable and accrued expenses.

Laurus Master Fund Ltd. Securities Purchase and Related Security Agreements

On July 31, 2003, Digital Angel entered into a securities purchase agreement with Laurus under which Digital Angel sold to Laurus a secured convertible note in the original principal amount of $2.0 million and a five-year warrant to purchase up to approximately 0.1 million newly issued shares of Digital Angel’s common stock. The convertible note was convertible, at Laurus’s option, into shares of Digital Angel’s common stock at a per share price of $2.33. The convertible note accrued interest at an annual rate equal to the higher of (i) the prime rate plus 1.75% or (ii) 6%, and matured on July 31, 2005. In connection with the convertible note, Digital Angel entered into a security agreement with Laurus granting to Laurus a lien and security interest in its assets. On August 28, 2003, Digital Angel entered into a second security agreement with Laurus under which it could borrow from Laurus the lesser of $5.0 million or an amount that was determined based on percentages of certain eligible accounts receivable and inventory as prescribed by the terms of the second security agreement. Under the second security agreement, Laurus received a five-year warrant to purchase up to approximately 0.1 million newly issued shares of Digital Angel’s common stock. Borrowings under the second security agreement accrued interest at an annual rate equal to the prime rate plus 2.5%, and these borrowing were also convertible into newly issued shares of Digital Angel’s common stock at an price of $2.64 per share. As of December 31, 2004, Laurus had fully converted the obligations under these agreements into shares of Digital Angel’s common stock, and these agreements have been terminated.

IBM Credit LLC Agreement and Sources of Repayment

Effective April 1, 2003, we entered into a forbearance agreement with IBM Credit LLC. Under the terms of the forbearance agreement, we had the right to purchase all of our outstanding debt obligations to IBM Credit LLC, totaling approximately $100.1 million (including accrued interest), if we paid IBM Credit LLC $30.0 million in cash by June 30, 2003. As of June 30, 2003, we made cash payments to IBM Credit LLC totaling $30.0 million and, thus, we satisfied in full our debt obligations to IBM Credit LLC. As a result, we recorded a gain on the extinguishment of debt of approximately $70.1 million in 2003.

Funding for the $30.0 million payment to IBM Credit consisted of $17.8 million in net proceeds from the sale of an aggregate of 5.0 million shares of our common stock, $10.0 million in net proceeds from the issuance of debentures, and $2.2 million from cash on hand.

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

On June 30, 2003, we issued our $10.5 million principal amount of 8.5% convertible exchangeable debentures. Subject to the terms of the various related agreements, the debentures were convertible into shares of our common stock or exchangeable for shares of Digital Angel common stock owned by us, or a combination thereof at the option of the debenture holders, through the maturity date of November 1, 2005. On November 12, 2003, we announced that we had entered in a letter agreement with the debenture holders. Under the terms of the letter agreement, the debenture holders were required to convert a minimum of 50% of the outstanding principal amount of the debentures plus all accrued and unpaid interest into shares of our common stock on November 12, 2003. In addition, per the terms of the letter agreement, the debenture holders were required to convert any remaining outstanding principal amount of the debentures plus accrued interest on or before November 19, 2003. As of November 19, 2003, the total principal amount of the debentures was converted, and accordingly, our obligations under the debentures have been satisfied in full. Net proceeds from the issuance of the debentures were $10.0 million.

During 2003, we offered up to 3.0 million shares of our common stock in a public offering registered under the Securities Act of 1933. An aggregate of 2.2 million of these shares were sold under the terms of three separate securities purchase agreements entered into on September 19, 2003, with each of First Investors Holding Co., Inc., Magellan International LTD and Cranshire Capital, LP, resulting in gross proceeds to us of approximately $8.0 million before deduction of the 2% placement agency fee. In addition, an aggregate of 0.8 million of the shares were sold under eight separate securities purchase agreements entered into on December 2, 2003, as amended, with each of First Investors Holding Co., Inc., Magellan International LTD, Elliott Associates, L.P., Islandia, L.P., Midsummer Investment, Ltd., Omicron Master Trust, Portside Growth and Opportunity Fund and Elliott International L.P., which resulted in aggregate gross proceeds to us of approximately $2.9 million before deduction of the 2% placement agency fee.

Financial Condition

As of December 31, 2004, our consolidated cash and cash equivalents totaled $30.8 million. Our Advanced Technology segment and “Corporate/Eliminations” had a combined cash balance of $13.1 million, Digital Angel had a cash balance of $17.5 million, and InfoTech had a cash balance of $0.2 million. The specific components and the approximate amount of funds that we anticipate that we will need to continue operating for the next twelve months are as follows:

•	to fund operations (excluding research and development) - $3.0 million;

•	to fund research and development - $5.0 million;
•	to fund capital expenditures - $2.5 million (we do not have any material commitments for capital expenditures); and
•	to fund principal debt payments - $2.0 million.

For 2005, we anticipate the cash outlay for our research and development efforts relating to our Advanced Technology segment to be approximately $1.0 million and that Digital Angel’s cash outlay for its research and development efforts will be approximately $4.0 million. InfoTech does not currently incur research and development expense.

We estimate that our Advanced Technology segment’s capital expenditures for 2005 will be approximately $0.1 million, that Digital Angel’s capital expenditures for 2005 will be approximately $2.4 million, and that InfoTech’s capital expenditures for the next 12 months will be de minimis.

We believe that we have sufficient funds to operate our business over the next twelve months. However, our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations. Our ability to achieve profitability and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

•	First, we will attempt to successfully implement our business plans, manage expenditures according to our budget, and generate positive cash flow from operations;
•	Second, we will attempt to develop an effective marketing and sales strategy in order to grow our business and compete successfully in our markets;
•	Third, we will attempt to expand the market for our VeriChipTM product, particularly for its medical, security and financial applications; and
•	Fourth, we will attempt to realize positive cash flow with respect to our investment in Digital Angel in order to provide us with an appropriate return on our investment.

We have established a management plan to guide us in achieving profitability and positive cash flows from operations during 2005. The major components of the plan are discussed on page 37 of this annual report. No assurance can be given that we will be successful in implementing the plan. Our profitability and cash flows from operations depend on many factors including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies.

We believe that with the cash we have on hand and the revenue and related cash flows we expect to generate during the next 12 months from our Advanced Technology segment, we will have sufficient funds available to cover the operating expenses of this segment as well as our corporate overhead (exclusive of the corporate overhead of Digital Angel and InfoTech) for the next 12 months. We believe that Digital Angel has sufficient funds to cover its operating expenses over the next 12 to 24 months due to its cash on hand and its expected cash flow from operations. We believe that our InfoTech segment will have sufficient funds to cover its operating expenses over the next 12 months as a result of cash flow from operations and availability under the credit facility with Wells Fargo and the wholesale financing agreement with IBM Credit LLC.

During 2005 and beyond, our focus will be to generate significant revenue and cash flow from VeriChip, Bio-Thermo and Thermo Life products. We hope to realize positive cash flow in the next twelve months and beyond as these products gain customer acceptance and awareness throughout the world.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(amounts in thousands)
Notes payable, long-term debt and other long-term obligations	$4,332	$2,044	$120	$132	$2,036
Operating lease obligations	22,997	1,598	2,466	2,203	16,730
Employment related contracts	3,441	1,142	1,673	626	—
Total	$30,770	$4,784	$4,259	$2,961	$18,766

The expected timing or payment of obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on changes to agreed-upon amounts for some obligations.

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

Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (“FIN 46”), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, special purpose entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities, other than SPEs. The adoption of FIN 46 did not have an impact on our financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which replaces FAS 123 and supercedes APB No. 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt FAS 123R beginning July 1, 2005. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. We are evaluating the requirements of FAS 123R and expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting FAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under FAS 123. We have not yet determined the impact of FAS 123R on our compensation policies or plans, if any.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“FAS 151”). FAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, FAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. We are required to adopt FAS 151 beginning January 1, 2006. We are currently assessing the impact that FAS No. 151 will have on our results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions (“FAS 153”). FAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We are required to adopt FAS 153, on a prospective basis, for nonmonetary exchanges beginning after June 15, 2005. We have not yet determined if FAS No. 153 will have an impact on our results of operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

With our United Kingdom subsidiary we have operations and sales in various regions of the world. Additionally, we export and import to and from other countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses are denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors.

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. As of December 31, 2004, our debt consisted of InfoTech’s borrowings under its credit facility with Wells Fargo bearing interest at prime plus 3%, and a mortgage and capitalized leases with fixed or implicit interest rates. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are short-term.

Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosure is required.

The table below presents the principal amount and weighted-average interest rate for our debt portfolio:

Dollars in Millions	Carrying Value at December 31, 2004
Total notes payable and long-term debt	$4.3
Notes payable bearing interest at fixed interest rates	$2.3
Weighted-average interest rate during 2004	39.9	%(1)

(1)
The weighted-average interest rate during 2004 was significantly impacted by $1.4 million of non-cash interest expense associated with the revaluation of warrants which are settleable in shares of the Digital Angel common stock owned by us.

The table below presents a sensitivity analysis of fluctuations in foreign currency exchange rates:

For the Year Ended December 31, 2004
Exchange Rate Sensitivity:
Net foreign currency (gains) losses recorded
in our consolidated statements of operations	De minimis
Foreign currency translation adjustments included
in other comprehensive income	$0.2 million

A 10% change in the applicable foreign exchange rates would result in an increase or decrease in our foreign currency gains and losses and translation adjustments of a de minimis amount.

RISK FACTORS

We have a history of operating losses and negative cash flows and we may not become profitable in the future, which could ultimately result in our inability to continue operations in the normal course of business.

Historically, we have incurred losses and have not generated positive cash flows from operations. We incurred a consolidated loss from continuing operations of $18.8 million in 2004. Excluding a gain on the extinguishment of debt of approximately $70.1 million recorded on June 30, 2003, we incurred a consolidated loss from continuing operations in 2003 of $64.1 million, and we incurred a consolidated loss from continuing operations of $89.5 million in 2002. Our consolidated operating activities used cash of $13.9 million, $11.4 million and $3.9 million during 2004, 2003 and

2002, respectively. During these periods, we have funded our operating cash requirements, as well as our capital needs, with the proceeds from investing and/or financing activities.

As of December 31, 2004, our consolidated cash and cash equivalents totaled $30.8 million. We believe that we currently have sufficient funds to operate our business over the next twelve months. However, our goal is to achieve profitability and to generate positive cash flows from operations. Our profitability and cash flows from operations depend on many factors, including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies. If, in the future, we are not successful in managing these factors and achieving our goal of profitability and positive cash flows from operations, we may not have sufficient funds to operate our business, which could ultimately result in our inability to continue operations in the normal course.

Over the past few years, we have made significant changes in the nature and scope of our businesses and have expanded into different product lines, including new, unproven technologies.

During the past few years, we have made significant changes in the nature and scope of our business operations and have expanded into different product lines, including new, unproven products such as VeriChip and Thermo Life. If we are not successful in implementing our business model and developing and marketing these products or if these products do not gain sufficient market acceptance, we may not be able to achieve or sustain profitable operations. In that case, the market price of our stock would likely decrease.

Our stock price has reflected a great deal of volatility, including a significant decrease over the past few years. The volatility may mean that, at times, our shareholders may be unable to resell their shares at or above the price at which they acquired them.

Since January 1, 2000, the price per share of our common stock has ranged from a high of $180.00 to a low of $0.30, or $18.00 and $0.03, respectively, on a pre-stock split basis (i.e., prior to our effecting a 1-for-10 reverse stock split in April 2004). The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, in part, due to our operating performance. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. This is even more of an issue as we increase our focus on developing and marketing new, unproven products for which there is considerable resistance, as a matter of privacy and other concerns. Declines in the market price of our common stock could affect our access to capital, which may, in the future, impact our ability to continue as a going concern. In addition, declines in the price of our common stock may harm employee morale and retention, curtail investment opportunities presented to us, and negatively impact other aspects of our business. As a result of any such declines, shareholders may be unable to resell their shares at or above the price at which they acquired them.

We have effected or entered into (and will likely continue to effect or enter into) capital raising transactions, acquisitions, legal settlements and contracts for services that involve the issuance of shares of our common stock (or securities convertible into or exchangeable for such shares) and, as a result, the value of our common stock may be further diluted.

We have effected and entered into (and will likely continue to effect and enter into) capital raising transactions, acquisitions, legal settlements and contracts for services that involve the issuance of shares of our common stock or securities convertible into or exchangeable for such shares. These share issuances may be dilutive to the value of our common stock and may result in a decrease in the market price of our common stock.

We have issued and outstanding a significant number of derivative securities (e.g., options and warrants) and the conversion or exercise of such securities may adversely affect the market price of our common stock.

As of February 28, 2005, there were outstanding warrants and options to acquire up to 7,591,263 additional shares of our common stock, and we had 195,109 additional shares of our common stock available to be issued in the future under our Employee Stock Purchase Plan. In addition, under the terms of an acquisition agreement and plan of arrangement with eXI, we have agreed to exchange the outstanding options and warrants of eXI into options and warrants exercisable into shares of our common stock based upon the exchange ratio, which will be determined at closing. The exercise of outstanding options and warrants and the sale in the public market of the shares purchased upon exercise may have a dilutive effect on our common stock and may result in a decrease in the market price of our common stock.

We rely heavily on revenues derived from sales to various agencies of the U.S. government, and the loss of, or a significant reduction in, orders from the U.S. government could result in significant losses and deficits in cash flows from operations.

Approximately 99% of our revenue from sales of voice, data and video telecommunications networks for the years 2004, 2003 and 2002, respectively, were generated through sales to various agencies of the U.S. government. In addition, Digital Angel’s principal customers for electronic identification devices for fish are Pacific States Marine, a government contractor that relies on funding from the U.S. government, and the U.S. Army Corps of Engineers. Under certain contracts, a government agency is permitted to terminate its contract for convenience, including in cases when funds are no longer appropriated. In January 2005, the USPS terminated for convenience the mail processing infrastructure contract that accounted for 52% and 16% of Computer Equity Corporation’s consolidated revenues in 2004 and 2003, respectively. Because we rely on revenues and cash flows generated from contracts, directly or indirectly, with governmental agencies, the loss of any such contract would result in a drop-off in revenues and cash flows, and such drop-off may be significant and thereby have a material adverse effect on our financial condition and results of operations.

Our VeriChip product, when used in medical or healthcare-related applications, is subject to the FDA’s jurisdiction. The FDA approval limits the full utilization of the VeriChip in such applications, which may constrain our future operations and operating results.

Our VeriChip product has been deemed to be a medical device, subject to the FDA’s jurisdiction, with respect to medical or healthcare-related applications. The FDA approved VeriChip for medical applications in October 2004. The FDA’s approval limits our use of the VeriChip in medical applications by allowing only an identification number to be included on the chip. The patient information must reside in a database outside of the chip. The FDA has the authority to revoke approval of a previously approved product for cause, to request the recall of a product and to close manufacturing plants producing the product in response to violations of the terms of its approval. The FDA approval limits the full utilization of the VeriChip in such applications, which may constrain our future operations and operating results.

Our consolidated revenues and cash position may decline if our majority-owned subsidiary, InfoTech, is unable to comply with its payment and other obligations under its credit facilities with Wells Fargo Business Credit, Inc. and IBM Credit LLC.

As of December 31, 2004, InfoTech was indebted to Wells Fargo and IBM Credit LLC in the aggregate amount of $1.9 million. Under the terms of the loan agreements, that indebtedness is scheduled to mature on June 29, 2007. InfoTech does not currently have the cash resources to repay the indebtedness when due. Accordingly, InfoTech may be required to obtain the funds necessary to repay these obligations either through refinancing, the issuance of additional InfoTech equity or debt securities, or the sale of its assets. InfoTech may be unable to obtain the funds needed to repay the obligations from any one or more of these other sources on favorable economic terms or at all.

To secure its debt payment obligations to Wells Fargo, InfoTech granted to Wells Fargo a security interest in and lien upon substantially all of its property and assets. As of September 30, 2004, InfoTech obtained a waiver of noncompliance with certain of the financial covenants under its credit facility with Wells Fargo. In the event of any additional noncompliance, InfoTech will again seek to obtain a waiver, but no assurance can be given that any such additional waiver will be granted. The occurrence of an unwaived event of default under the credit facility would subject InfoTech to foreclosure by Wells Fargo on substantially all of its assets to the extent necessary to repay any amounts due.

A payment or other default under either or both of these credit facilities could result in InfoTech’s inability to continue operations in the normal course, which would reduce our consolidated revenues and decrease our consolidated cash position.

Digital Angel’s sale of shares of its common stock to third parties at prices below the per share carrying amount of our investment in Digital Angel has given (and may, in the future, give) rise to losses in our consolidated statement of operations.

Digital Angel has issued shares of its common stock to third parties at prices per share lower than the per share carrying amount of our investment in Digital Angel, triggering losses in our consolidated statement of operations. Future stock issuances to third parties by Digital Angel, including upon the exercise of stock options and warrants, may give rise to further losses. Such losses would reduce our net income, perhaps significantly. In addition, such issuances give rise to a decrease in our ownership position. Further, if our equity interest in Digital Angel (currently 54.5%) were, as a result of future issuance of Digital Angel shares, to drop below 50%, we may not be able to consolidate its operations in our financial statements. This would result in a significant reduction in our consolidated revenues and assets.

We depend on a single production arrangement with Raytheon Corporation for our patented syringe-injectable microchips without the benefit of a formal written agreement, and the loss of or any significant reduction in the production could result in significant losses and decreases in our cash flows.

We rely solely on a production arrangement with Raytheon Corporation for the manufacture of our patented syringe-injectable microchips that are used in all of our implantable electronic identification products, but we do not have a formal written agreement with Raytheon. Raytheon utilizes our proprietary technology and our equipment in the production of our syringe-injectable microchips. The termination, or any significant reduction, by Raytheon of the assembly of our microchips or a material increase in the price charged by Raytheon for the assembly of our microchips could have an adverse effect on our profitability and cash flows from operations. Moreover, if Raytheon were to terminate our production arrangement, we cannot ensure that the assembly of our microchips from another source would be on comparable or acceptable terms.

In addition, Raytheon may not be able to produce sufficient quantities of the microchips to meet any significant increased demand for our products or to meet any such demand on a timely basis. Any inability or unwillingness of Raytheon to meet our demand for microchips would require us to utilize an alternative production arrangement and remove our automated assembly production machinery from the Raytheon facility, which would be costly and could delay production. The failure to make such an alternative production arrangement could result in significant losses and decreases in our cash flows.

We have initiated, and are defendants in, various legal actions, the outcome of which could have a negative effect on our competitive position, operating results and cash flows.

We are party to various legal actions as either plaintiff or defendant. This includes actions initiated by us based on what we believe to be infringements of our patents by certain of our competitors. This also includes a federal antitrust lawsuit filed in December 2004 against Digital Angel and Avid Identification Systems, Inc. alleging that these companies are participating in a monopolistic “conspiracy” in the marketing, sale and distribution of microchips and scanners used to identify lost pets. This lawsuit seeks dollar damages and to force Avid to make its microchip encryption code public. The ultimate outcome of these actions and the estimates of the potential future impact on our competitive position, operating results and cash flows could be materially different from our current expectations and estimates, which could result in the decline in our revenues, margins and cash flows, and in the case of those actions against us, our payment of damages. We expect to continue to incur legal costs in connection with pursuing and defending such actions, which will effect our profitability and decrease our cash.

We are subject to government regulation and any action on the part of regulators could have a material adverse effect on our business.

Our electronic and visual identification devices for the companion animal, livestock and wildlife markets are subject to federal, state and local regulation in the U.S. and other countries, and we cannot predict the extent to which we may be affected by future legislative and other regulatory developments concerning our products and markets. We develop, assemble and market a broad line of RFID readers that are required to comply with the FCC Part 15 Regulations for Electromagnetic Emissions. Our products also are subject to compliance with foreign government agency requirements. Our contracts with our distributors generally require the distributor to obtain all necessary regulatory approvals from the governments of the countries into which they sell our products. However, any such approval may be subject to significant delays. Any actions by regulatory agencies could materially adversely affect our profitability and cash flows.

Our intellectual property rights or patent rights might not provide protection and might be invalid or unenforceable.

Our ability to commercialize any of our products under development will depend, in part, on our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties. The patent applications licensed to or owned by us may not result in issued patents, patent protection may not be secured for any particular technology, any patents that have been or may be issued to us may not be valid or enforceable and patents issued to us may not provide meaningful protection.

The VeriChip technology that is produced under patents #6,400,338 and #5,211,129 is owned by Digital Angel and licensed to VeriChip Corporation under an exclusive distribution and licensing agreement with a remaining term through March 3, 2013. If we were to no longer own a majority interest in Digital Angel, VeriChip Corporation may be unable to retain licensing rights for the use of these patents beyond the licensing period.

We may be subject to product liability claims from the use of our products that could result in costs or damages payable by us adversely affecting our business, financial condition, and results of operations.

Manufacturing, marketing, selling and testing our products entail a risk of product liability. We could be subject to product liability claims in the event our products or products under development fail to perform as intended. Even unsuccessful claims could result in the expenditure of funds in litigation and the diversion of management time and resources and could damage our reputation and impair the marketability of our products. While we maintain liability insurance, it is possible that a successful claim could be made against us, that the amount of indemnification payments or insurance would not be adequate to cover the costs of defending against or paying such a claim, or that damages payable by us would have a material adverse effect on profitability and cash flows.

We face the risk that the value of our inventory may decline before it is sold or that our inventory may not be able to be sold at the anticipated prices.

On December 31, 2004, the book value of our inventory was $8.1 million as compared to a book value of $9.4 million as of December 31, 2003. Digital Angel’s inventory was $6.2 million, our Advance Technology segment’s inventory was $1.7 million, and InfoTech’s inventory was $0.2 million. Our Advanced Technology’s inventory consists primarily of work-in-process related to government contract projects. Digital Angel’s inventory consists primarily of raw materials related to our GPS-enabled equipment and finished goods related to implantable microchips and visual eartags. Historically, Digital Angel’s inventory has turned approximately 4 times per year. Our inventory may decline in value as a result of technological obsolescence or change in product. During 2004, 2003 and 2002, we recorded approximately $0.2 million, $0.4 million and $0.1 million in inventory reserves, respectively. Our success depends in part on our ability to minimize the cost to purchase/produce inventory and turn that inventory rapidly through sales. The failure to turn such inventory may require us to sell such inventory at a discount or at a loss or write down its value, which could result in significant losses and decreases in our cash flows.

New accounting pronouncements may significantly impact our future results of operations and earnings per share.

In December 2004, the FASB issued FAS 123R. This statement, which will be effective beginning on July 1, 2005, will change how we account for share-based compensation, and may have a significant impact on our future results of operations and earnings per share. We currently account for share-based payments to employees and directors using the intrinsic value method. Under this method, we generally do not recognize any compensation related to stock option grants we issue under our stock option plans.

FAS 123R will require us to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement will also require us to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. We have not yet completed our evaluation of the impact of the adoption of FAS 123R on our results of operations. In connection with evaluating the impact of FAS 123R, we are considering the potential implementation of different valuation methods to determine the fair value of share-based compensation. We believe the adoption of FAS 123R will have a material impact on our results of operations and earnings per share, regardless of the valuation method used. Future changes in generally accepted accounting principles may also have a significant effect on our reported results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data included in this annual report are listed in Item 15 and begin immediately after Item 15.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e)) as of the end of the period ended December 31, 2004. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on management’s assessment the Company believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with the policies and procedures may deteriorate.

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with an evaluation thereof that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

Eisner LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements have issued an audit report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2004. Eisner’s attestation report on management’s assessment of the Company’s internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Applied Digital Solutions, Inc. and subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Applied Digital Solutions, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on, criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Applied Digital Solutions, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Applied Digital Solutions, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on, the COSO criteria. Also, in our opinion, Applied Digital Solutions, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on, COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Digital Solutions, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, preferred stock, common stock and other stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 4, 2005 expressed an unqualified opinion on those consolidated financial statements.

Eisner LLP

New York, New York
March 4, 2005

ITEM 9B. OTHER INFORMATION

On February 25, 2005, 200,000 and 100,000 stock options to acquire shares of Digital Angel’s common stock were granted to the Company’s chief executive officer, Scott R. Silverman, and its director, Michael Zarriello, respectively, under the Amended and Restated Digital Angel Corporation Transition Stock Option Plan. The options were granted at the fair market value of Digital Angel’s common stock on the date of grant, which value was $5.07 per share, vest ratably over three years and expire on February 25, 2015. The Amended and Restated Digital Angel Corporation Transition Stock Option Plan is included as Exhibit 10.80 to this annual report. The Company inadvertently failed to make the required timely disclosure on Form 8-K, therefore, the Company is providing the disclosure prescribed by Item 1.01 of Form 8-K in this annual report. Messrs. Silverman and Zarriello filed timely Form 4s with respect to the option grants.

On March 7, 2005, the Compensation Committee of the Company’s board of directors approved the goals and compensation awards for 2005, under the Company’s Incentive and Recognition Policy (“IRP”). The IRP, which was initiated in 2004, is designed to strongly motivate senior management to achieve goals that, in the judgment of the Compensation Committee of the board, are important to the long-term success of the Company. The six factors that will be considered in 2005 in determining senior executive bonuses are (in no order of importance and in no order of likelihood of success):

1.	Earnings per share for the year;
2.	EBITDA for the year (i.e. earnings per share before interest, taxes, depreciation and amortization);
3.	NASDAQ national market listing;
4.	Improved value in or transaction regarding Digital Angel;
5.	Valuable VeriChip transaction or VeriChip license; and
6.	Revenue from VeriChip.

In addition, the Company’s chief accounting officer’s goals under the plan include, ensuring the adequacy of internal and disclosure controls and quality and timely external reporting. Each executive officer earns points for meeting or exceeding their respective goals. The number and value of the points assigned reflect the seniority of the officer, as well as the anticipated involvement of that officer in effecting the goal. The IRP is included as Exhibit 10.74 to this annual report.

On March 7, 2005, the Compensation Committee of Digital Angel’s board of directors approved the Management Incentive Plan for Digital Angel for 2005. An outline of the Management Incentive Plan is included as Exhibit 10.79 to this annual report.

On March 7, 2005, pursuant to Digital Angel Transition Stock Option Plan, the Compensation Committee of Digital Angel’s board of directors approved a restricted stock grant of 100,000 shares of Digital Angel’s common stock and an option to purchase 140,000 shares of Digital Angel’s common stock to the Company’s chief executive officer, Scott R. Silverman. The restricted stock vests 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The restricted stock vests upon a change of control, as defined in Mr. Silverman’s employment agreement with the Company, or if Mr. Silverman ceases to be Digital Angel’s chairman of the board. A form of Digital Angel’s restricted stock award agreement is included as Exhibit 10.81 to this annual report. The options were granted at the fair market value of Digital Angel’s common stock on the date of grant, which value was $5.61 per share, vest ratably over three years and expire on March 7, 2015.

PART III

The information required in Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Managers and Equity Compensation Plan Information), Item 13 (Certain Relationships and Related Transactions), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The financial statements and financial statement schedule listed below are included in this report
Report of Independent Registered Public Accounting Firm
Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Financial Statement Schedule
Schedule of Valuation and Qualifying Accounts
(a)(2)	Financial statement schedules have been included in Item 15(a)(1) above.
(a)(3)	Exhibits
See the Exhibit Index filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Delray Beach, State of Florida, on March 8, 2005.

APPLIED DIGITAL SOLUTIONS, INC.
By:	/s/ Scott R. Silverman
(Scott R. Silverman) Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott R. Silverman	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 8, 2005
(Scott R. Silverman)
/s/ Evan C. McKeown	Chief Financial Officer (Principal Financial Officer)	March 8, 2005
(Evan C. McKeown)
/s/ Lorraine M. Breece	Chief Accounting Officer (Principal Accounting Officer)	March 8, 2005
(Lorraine M. Breece)
/s/ J. Michael Norris	Director	March 8, 2005
(J. Michael Norris)
/s/ Daniel E. Penni	Director	March 8, 2005
(Daniel E. Penni)
/s/ Dennis G. Rawan	Director	March 8, 2005
(Dennis G. Rawan)
/s/ Constance K. Weaver	Director	March 8, 2005
(Constance K. Weaver)
/s/ Michael S. Zarriello	Director	March 8, 2005
(Michael S. Zarriello)

Exhibit Index

Exhibit
Number                                                                                                                               Description

2.1
Agreement of Purchase and Sale dated as of June 4, 1999 by and among Intellesale.com, Inc., Applied Cellular Technology, Inc., David Romano and Eric Limont (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“Commission”) on June 11, 1999, as amended on August 12, 1999)

2.2
Agreement and Plan of Merger, dated April 24, 2000, by and among the Applied Digital Solutions, Inc., Digital Angel and Destron Fearing Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 1, 2000)

2.3
Agreement and Plan of Merger dated as of June 30, 2000 by and among the Applied Digital Solutions, Inc. and Compec Acquisition Corp. and Computer Equity Corporation and John G. Ballenger, Christopher J. Ballenger and Frederick M. Henschel (incorporated by reference to Exhibit 2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 14, 2000, as amended on September 11, 2000)

2.4
Agreement and Plan of Merger dated as of October 18, 2000, by and among the Applied Digital Solutions, Inc. and PDS Acquisition Corp., and Pacific Decision Sciences Corporation, and H&K Vasa Family 1999 Limited Partnership, H&K Vasa Family 2000 Limited Partnership, David Dorret, and David Englund (incorporated by reference to Exhibit 2 to the registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2000, as amended on December 29, 2000)

2.5
Agreement and Plan of Merger, dated July 1, 2000, by and among Applied Digital Solutions, Inc., Web Serve Acquisition Corp., WebNet Services, Inc., Steven P. Couture, Jeffery M. Couture and Raymond D. Maggi (incorporated by reference to Exhibit 2.8 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003, filed with the Commission on December 11, 2003)

2.6
Agreement and Plan of Merger, dated November 2, 2003, by and among Digital Angel, DA Acquisition, Inc. and OuterLink Corporation (incorporated herein by reference to Exhibit 2.9 to the registrant’s Registration Statement on Form s-1 (File No. 109512) filed with the Commission on February 17, 2004)

2.7
Stock Purchase Agreement dated February 28, 2005, among Digital Angel Corporation and all the shareholders of DSD Holdings A/A (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on March 3, 2005)

2.8	Acquisition Agreement and Plan of Arrangement effective on January 26, 2005 between Applied Digital Solutions, Inc. and eXI Wireless, Inc.**

3.1
Amended and Restated Bylaws of the Registrant dated March 31, 1998 (incorporated by reference to Exhibit 4.7 to the registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on April 14, 2003)

3.2
Fourth Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on August 26, 2003 (incorporated by reference to Exhibit 4.8 to the registrant’s Registration Statement on Form S-1 (File No. 333-108338) filed with the Commission on August 28, 2003)

3.3
Amendment of Fourth Restated Articles of Incorporation of the Registrant filed with the Secretary of State of Missouri on March 19, 2004 (incorporated by reference to Exhibit 3.14 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 5, 2004)

10.1
1996 Non-Qualified Stock Option Plan of Applied Cellular Technology, Inc., as amended through June 13, 1998 (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-91999) filed with the Commission on December 2, 1999)

10.2
Applied Digital Solutions, Inc. 1999 Employees Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-118776) filed with the Commission on September 30, 2004)

10.3
Applied Digital Solutions, Inc. 1999 Flexible Stock Plan, as amended (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-118776) filed with the Commission on September 30, 2004)

10.4	2003 Flexible Stock Plan, as amended (incorporated herein by reference to the registrant’s Registration Statement on Form S-8 (File No. 333-118776) filed with the Commission on September 30, 2004)

10.5
Form of warrant to purchase common stock of the Registrant issued to the holders of the Series C Convertible Preferred Stock dated October 26, 2000 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.6
Warrant Agreement between VeriChip Corporation and IBM Credit Corporation dated August 21, 2002 (incorporated herein by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on August 27, 2002)

10.7
Registration Rights Agreement between the Registrant and the holders of the Series C Convertible Preferred Stock dated October 25, 2000 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on October 26, 2000)

10.8
Summary of Terms and Conditions setting forth the terms and conditions of the Forbearance Agreement among IBM Credit LLC, Applied Digital Solutions, Inc., Digital Angel Share Trust, and their applicable subsidiaries (if any) dated March 24, 2003 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2003)

10.9
Forbearance Agreement, Consent and Amendment, dated as of April 2, 2003, with respect to the Third Amended and Restated Credit Agreement, dated as of March 1, 2002 and amended as of September 30, 2002 and November 1, 2002 (as amended, supplemented, restated or otherwise modified through the date hereof, the “Credit Agreement”), among IBM Credit LLC, a Delaware limited liability company, formerly IBM Credit Corporation (“IBM Credit”), Applied Digital Solutions, Inc., a Missouri corporation (“ADS” or the “Tranche B Borrower”), Digital Angel Share Trust, a Delaware statutory business trust (in such capacity, the “Trust”; in its capacity as a Borrower, the “Tranche A Borrower”; and together with the Tranche B Borrower, the “Borrowers”) and the other Loan Parties party thereto (incorporated herein by reference to Exhibit 10.27 to the registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on April 11, 2003)

10.10
Letter Agreement between Applied Digital Solutions, Inc. and R.J. Sullivan dated March 24, 2003 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2003)*

10.11
Letter Agreement between Applied Digital Solutions, Inc. and J.C. Artigliere dated March 24, 2003 (incorporated herein by reference to Exhibit 10.29 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2003)*

10.12
Placement Agency Agreement by and between Applied Digital Solutions, Inc. and J.P. Carey Securities Inc. dated April 9, 2003 (incorporated herein by reference to Exhibit 10.31 to the registrant’s Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on April 17, 2003)

10.13
Securities Purchase Agreement among Applied Digital Solutions, Inc. and the Purchasers, dated June 30, 2003 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)

10.14
Form of 8.5% Convertible Exchangeable Debentures Due November 1, 2005, between Applied Digital Solutions, Inc. and each of the Purchasers dated June 30, 2003 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)

10.15	Form of Stock Purchase Warrant dated June 30, 2003 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)

10.16
Amended and Restated Trust Agreement dated June 30, 2003, between Wilmington Trust Company and Applied Digital Solutions, Inc. (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)

10.17
Security Agreement among Applied Digital Solutions, Inc., Computer Equity Corporation and the Secured Parties dated June 30, 2003 (incorporated herein by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)

10.18
Pledge Agreement dated June 30, 2003, made by Applied Digital Solution, Inc. in favor of the investors (incorporated herein by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)

10.19
Registration Rights Agreement dated June 30, 2003, among Applied Digital Solutions, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the Commission on July 9, 2003)

10.20
Share Exchange Agreement between Applied Digital Solutions, Inc. and Digital Angel dated August 14, 2003 (incorporated herein by reference to Exhibit 10.30 to the registrant’s Registration Statement on Form S-1 (File No. 333-109512) filed with the Commission on October 6, 2003)

10.21
Securities Purchase Agreement between Applied Digital Solutions, Inc. and First Investors Holding Co., Inc. dated September 19, 2003 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 22, 2003)

10.22
Securities Purchase Agreement between Applied Digital Solutions, Inc. and Magellan International LTD dated September 19, 2003 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on September 22, 2003)

10.23
Securities Purchase Agreement between Applied Digital Solutions, Inc. and Cranshire Capital, LP dated September 19, 2003 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on September 22, 2003)

10.24
Form of letter agreement between Applied Digital Solutions, Inc. and each of the Purchasers dated November 10, 2003 (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2003)

10.25
Letter Agreement between Applied Digital Solutions, Inc. and G.A. Sullivan dated March 24, 2003 (incorporated herein by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2003, filed with the Commission on December 11, 2003)*

10.26
International Distribution Agreement, dated March 8, 2003, by and between VeriChip Corporation and RussGPS, Ltd. (incorporated herein by reference to Exhibit 10.47 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2003, filed with the Commission on December 11, 2003)

10.27
International Distribution Agreement, dated March 8, 2003, by and between VeriChip Corporation and La Font, Ltda. for the territory of Venezuela (incorporated herein by reference to Exhibit 10.46 to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Commission on December 11, 2003)

10.28
Securities Purchase Agreement, dated May 8, 2003, by and between Applied Digital Solutions, Inc. and Cranshire Capital, L.P. (incorporated herein by reference to Exhibit 10.48 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.29
Securities Purchase Agreement, dated May 8, 2003, by and between Applied Digital Solutions, Inc. and Magellan International Ltd. (incorporated herein by reference to Exhibit 10.49 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.30
Securities Purchase Agreement, dated May 22, 2003, by and between Applied Digital Solution, Inc. and Cranshire Capital, L.P. (incorporated herein by reference to Exhibit 10.50 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.31
Securities Purchase Agreement, dated May 22, 2003, by and between Applied Digital Solution, Inc. and Magellan International Ltd. (incorporated herein by reference to Exhibit 10.51 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.32
Securities Purchase Agreement, dated June 4, 2003, by and between Applied Digital Solution, Inc. and Cranshire Capital, L.P. (incorporated herein by reference to Exhibit 10.52 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.33
Securities Purchase Agreement, dated June 4, 2003, by and between Applied Digital Solution, Inc. and Magellan International Ltd. (incorporated herein by reference to Exhibit 10.53 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.34
United States Postal Service Contract, effective June 16, 2003, by and between United States Postal Service and Government Telecommunications, Inc. (incorporated herein by reference to Exhibit 10.54 the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.35
Blanket Purchase Agreement by and between United States Department of Agriculture and Government Telecommunications, Inc. (incorporated herein by reference to Exhibit 10.55 the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.36
International Distribution Agreement, dated September 10, 2003, by and between VeriChip Corporation and Metro Risk Management LLC, for the territory of Brazil (incorporated herein by reference to Exhibit 10.56 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2003, filed with the Commission on December 11, 2003)

10.37
Master Product Purchase Agreement, dated September 5, 2003, by and between VeriChip Corporation and Metro Risk Management, for the territory of the State of New York (incorporated herein by reference to Exhibit 10.57 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2003, filed with the Commission on December 11, 2003)

10.38
International Distribution Agreement, dated September 25, 2002, by and between VeriChip Corporation and Sistemas de Proteccion Integral de Mexico, S.A. de C.V. (incorporated herein by reference to Exhibit 10.32 of the registrant’s Annual Report on Form 10K/A filed with the Commission on December 11, 2003)

10.39
International Distribution Agreement, dated September 3, 2003, by and between VeriChip Corporation and Metro Risk Management LLC, for the territories including Argentina, Chile, Paraguay, Uruguay, and Spain (incorporated herein by reference to Exhibit 10.60 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2003, filed with the Commission on December 11, 2003)

10.40
International Distribution Agreement, dated August 20, 2003, by and between VeriChip Corporation and Metro Risk Management LLC, for the territory of Ecuador (incorporated herein by reference to Exhibit 10.61 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2003, filed with the Commission on December 11, 2003)

10.41
International Distribution Agreement, dated March 8, 2003, by and between VeriChip Corporation and La Font, Ltda., for the territory of Columbia (incorporated herein by reference to Exhibit 10.61 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.42
International Distribution Agreement, dated September 25, 2003, by and between VeriChip Corporation and Digital Applied Technology Associates (incorporated herein by reference to Exhibit 10.63 to the registrant’s Registration Statement on Form S-1 (File No. 109512) filed with the Commission on February 17, 2004)

10.43
Letter Agreement among Applied Digital Solutions, Inc., Digital Angel Corporation and Laurus Master Fund, Ltd. dated June 1, 2004 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2004, filed with the Commission on August 3, 2004)

10.44
Postal Service: Contract/Order Modification between Government Telecommunications, Inc. and the U.S. Postal Service dated May 27, 2004 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2004, filed with the Commission on August 3, 2004)

10.45
Statement of Work for State of Tennessee Department of Human Services between Perimeter Technology and the State of Tennessee - Department of Human Services dated June 16, 2004 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2004, filed with the Commission on August 3, 2004)

10.46
Order For Supplies and Services between Government Telecommunications, Inc. and the General Services Administration dated June 18, 2004 (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2004, filed with the Commission on August 3, 2004)

10.47
International Distribution Agreement, dated March 9, 2004, by and between VeriChip Corporation and Sodiacol S.A. (incorporated herein by reference to Exhibit 10.64 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2004, filed with the Commission on May 5, 2004)

10.48
Master Product Purchasing Agreement, dated January 22, 2004, by and between VeriChip Corporation and Universal Microchip Inc. (incorporated herein by reference to Exhibit 10.65 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2004, filed with the Commission on May 5, 2004)

10.49
International Distribution Agreement, dated March 15, 2004, by and between VeriChip Corporation and CyberTek Puerto Inc. (incorporated herein by reference to Exhibit 10.66 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2004, filed with the Commission on May 5, 2004)

10.50
Master Product Purchasing Agreement, dated March 5, 2004, by and between VeriChip Corporation and Digital Applied Technologies (incorporated herein by reference to Exhibit 10.67 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2004, filed with the Commission on May 5, 2004)

10.51
Scott R. Silverman Employment Agreement entered into on April 8, 2004 (incorporated herein by reference to Exhibit 10.68 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2004, filed with the Commission on May 5, 2004)*

10.52
International Distribution Agreement dated September 22, 2004, by and between VeriChip Corporation and Surge IT Solutions for the territory of England Ecuador (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2004, filed with the Commission on November 3, 2004)

10.53
Securities Purchase Agreement between Applied Digital Solutions, Inc. and Satellite Strategic Finance Associates, LLC, dated as of April 13, 2004 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 15, 2004)

10.54
Form of Series A Warrant to Purchase Common Stock of Applied Digital Solution, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on April 15, 2004)

10.55
Form of Series B Warrant to Purchase Common Stock of Applied Digital Solution, Inc. (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on April 15, 2004)

10.56
Registration Rights Agreement between Applied Digital Solutions, Inc. and Satellite Strategic Finance Associates LLC, dated as of April 13, 2004 (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on April 15, 2004)

10.57
Letter Agreement among Applied Digital Solutions, Inc. Digital Angel Corporation and Laurus Master Fund, Ltd. dated June 1, 2004 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 3, 2004)

10.58
U.S. Postal Service: Contract/Order Modification between Government Telecommunications, Inc. and the U.S. Postal Service dated May 27, 2004 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 3, 2004)

10.59
Statement of Work for State of Tennessee Department of Human Services between Perimeter Technology and the State of Tennessee- Department of Human Services dated June 16, 2004 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 3, 2004)

10.60
Order For Supplies and Services between Governmental Telecommunications, Inc. and the General Services Administration dated June 18, 2004 (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 3, 2004)

10.61
Food and Drug Administration’s letter Regarding Clearance of VeriChipTM for Medical Applications in the United States dated October 12, 2004 (incorporated herein by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the Commission on October 13, 2004)

10.62
Securities Purchase Agreement between Applied Digital Solutions, Inc. and Satellite Strategic Finance Associates, LLC dated as of October 21, 2004 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2004)

10.63
Form of Series C Warrant to Purchase Common Stock of Applied Digital Solutions, Inc., in favor of Satellite Strategic Finance Associates, LLC dated October 21, 2004 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2004)

10.64
Form of Series D Warrant to Purchase Common Stock of Applied Digital Solutions, Inc., in favor of Satellite Strategic Finance Associates, LLC dated October 21, 2004 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2004)

10.65
Registration Rights Agreement between Applied Digital Solutions, Inc. and Satellite Strategic Finance Associates, LLC dated as of October 21, 2004 (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2004)

10.66
International Distribution Agreement dated September 22, 2004, by and between VeriChip Corporation and Surge IT Solutions for the territory of England (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 3, 2004)

10.67
Group Purchasing Program Agreement by and between Henry Schein, Inc. and VeriChip Corporation dated November 10, 2004 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 10, 2004)

10.68
Change of Control Agreement dated December 2, 2004, between Digital Angel Corporation and Kevin N. McGrath (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 6, 2004)*

10.69
Form of Letter of Offer of Employment (incorporated herein by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 (File No. 333-123123 filed with the Commission on December 10, 2004)*

10.70
Consulting Services Agreement by and between the Registrant and Ovations International dated December 24, 2002 (incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-8 (File No. 333-123123) filed with the Commission on December 10, 2004)

10.71
Non-Qualified Stock Option Award dated June 3, 2004 (incorporated herein by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-8 (File No. 333-123123) filed with the Commission on December 10, 2004)*

10.72
Non-Qualified Stock Option Award dated June 3, 2004 (incorporated herein by reference to Exhibit 4.7 to the registrant’s Registration Statement on Form S-8 (File No. 333-123123) filed with the Commission on December 10, 2004)*

10.73
Stock Purchase Agreement dated February 25, 2005, between Applied Digital Solutions, Inc. and Digital Angel Corporation (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 3, 2005)

10.74	Incentive and Recognition Policy dated March 7, 2005*,**

10.75	Executive Change in Control Plan dated May 8, 2004*,**

10.76	Employment Agreement dated February 28, 2005 between Digital Angel Corporation and Lasse Nordfjeld*,**

10.77	Thermo Life Energy Corp. 2003 Flexible Stock Plan**

10.78	Verichip Corporation 2002 Flexible Stock Plan, as amended through February 22, 2005**

10.79	Management Incentive Plan Outline for Digital Angel Corporation *, **

10.80	Amended and Restated Digital Angel Corporation Transition Stock Option Plan*,**

10.81	Form of Digital Angel Corporation Restricted Stock Award Agreement*,**

10.82	InfoTech USA, Inc. (formerly SysComm International Corporation) 2001 Flexible Stock Plan*,**

21.1	List of Subsidiaries of Applied Digital Solutions, Inc.**

23.1	Consent of Eisner LLP**

31.1	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)**

31.2	Certification by Evan C. McKeown, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)**

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

_______
* **	- Management contract or compensatory plan. - Filed herewith.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

CONTENTS

Page

Reports of Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003	F-3

Consolidated Statements of Operations for each of the years in the three-year period ended
December 31, 2004	F-4

Consolidated Statements of Stockholders’ Equity
(Deficit) for each of the years in the three-year period ended December 31, 2004	F-5

Consolidated Statements of Cash Flows for each of the years in the three-year period ended
December 31, 2004	F-8

Notes to Consolidated Financial Statements	F-9

Schedule of Valuation and Qualifying Accounts	F-69

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Applied Digital Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Applied Digital Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, preferred stock, common stock and other stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Applied Digital Solutions, Inc.’s as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Applied Digital Solutions, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Eisner LLP

New York, New York
March 4, 2005

Index to Consolidated Financial Statements

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

ASSETS	December 31,
	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$30,839	$10,161
Restricted cash	327	765
Accounts receivable and unbilled receivables (net of allowance
for doubtful accounts of $810 in 2004 and $842 in 2003)	16,553	14,078
Inventories	8,115	9,444
Notes receivable	621	1,658
Other current assets	2,237	2,760
TOTAL CURRENT ASSETS	58,692	38,866

PROPERTY AND EQUIPMENT, NET	7,864	8,228

NOTES RECEIVABLE, NET	263	504

GOODWILL, NET	68,194	63,331

OTHER ASSETS, NET	5,175	1,002

	$140,188	$111,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable and current maturities of long-term debt	$2,044	$5,226
Accounts payable	9,318	13,639
Other accrued expenses	20,811	22,717
Net liabilities of discontinued operations	5,495	8,294
TOTAL CURRENT LIABILITIES	37,668	49,876

LONG-TERM DEBT AND NOTES PAYABLE	2,288	2,860
OTHER LONG-TERM LIABILITIES	5,075	3,430

TOTAL LIABILITIES	45,031	56,166
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	54,313	23,029

STOCKHOLDERS’ EQUITY
Preferred shares: Authorized 5,000 shares in 2004 and 2003 of $10 par value;
special voting, no shares issued or outstanding in 2004 and 2003, Class B voting,
no shares issued or outstanding in 2004 and 2003	—	—
Common shares: Authorized 125,000 shares in 2004 and 560,000 shares in 2003, of
$.01 par value; 56,541 shares issued and 56,441 shares outstanding in 2004 and 41,220 shares issued and 41,126
shares outstanding in 2003	565	412
Additional paid-in-capital	471,271	443,099
Accumulated deficit	(431,222)	(413,923)
Common stock warrants	2,882	5,650
Treasury stock (carried at cost, 100 shares in 2004 and 94 shares in 2003)	(1,777)	(1,777)
Accumulated other comprehensive income	402	206
Notes received for shares issued	(1,277)	(931)
TOTAL STOCKHOLDERS’ EQUITY	40,844	32,736

	$140,188	$111,931

See the accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002
PRODUCT REVENUE	$96,755	$77,774	$80,390
SERVICE REVENUE	15,244	15,213	18,095
TOTAL REVENUE	111,999	92,987	98,485
COST OF PRODUCTS SOLD	71,851	59,538	58,969
COST OF SERVICES SOLD	7,365	5,354	8,500
GROSS PROFIT	32,783	28,095	31,016
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	36,335	55,880	65,681
RESEARCH AND DEVELOPMENT EXPENSE	3,795	6,255	4,130
DEPRECIATION AND AMORTIZATION	1,908	1,262	3,520
ASSET IMPAIRMENT	—	2,456	38,657

OPERATING LOSS	(9,255)	(37,758)	(80,972)

(LOSS) GAIN ON SALES OF SUBSIDIARIES AND BUSINESS ASSETS	—	(330)	132
GAIN ON EXTINGUISHMENT OF DEBT	—	70,064	—
INTEREST AND OTHER INCOME	1,896	919	2,340
INTEREST EXPENSE	(2,860)	(22,587)	(17,477)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES, MINORITY INTEREST, LOSSES ATTRIBUTABLE TO CAPITAL
TRANSACTIONS OF SUBSIDIARY AND EQUITY IN NET LOSS OF AFFILIATE	(10,219)	10,308	(95,977)

PROVISION FOR INCOME TAXES	(77)	(1,702)	(326)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST,
LOSSES ATTRIBUTABLE TO CAPITAL TRANSACTIONS OF SUBSIDIARY AND
AND EQUITY IN NET LOSS OF AFFILIATE	(10,296)	8,606	(96,303)
MINORITY INTEREST	655	4,132	11,579
NET GAIN (LOSS) ON CAPITAL TRANSACTIONS OF SUBSIDIARY	11,090	(244)	(2,437)
LOSS ATTRIBUTABLE TO CHANGES IN MINORITY INTEREST AS A RESULT OF
CAPITAL TRANSACTIONS OF SUBSIDIARY	(20,203)	(6,535)	(2,048)
EQUITY IN NET LOSS OF AFFILIATE	—	—	(291)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(18,754)	5,959	(89,500)
LOSS FROM DISCONTINUED OPERATIONS,
NET OF INCOME TAXES OF $0	(730)	(2,434)	(24,405)
CHANGE IN ESTIMATE ON LOSS ON DISPOSAL AND OPERATING
LOSSES DURING THE PHASE OUT PERIOD	2,185	(382)	1,420
NET (LOSS) INCOME	$(17,299)	$3,143	$(112,485)

(LOSS) EARNINGS PER COMMON SHARE - BASIC
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(0.37)	$0.17	$(3.33)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	0.03	(0.08)	(0.85)

NET (LOSS) INCOME PER COMMON SHARE - BASIC	$(0.34)	$0.09	$(4.18)

(LOSS) EARNINGS PER COMMON SHARE - DILUTED
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(0.37)	$0.16	$(3.33)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	0.03	(0.08)	(0.85)

NET (LOSS) INCOME PER COMMON SHARE - DILUTED	$(0.34)	$0.08	$(4.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	51,291	36,178	26,923

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	51,291	37,299	26,923

See the accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	Preferred Stock		Common Stock
	Number	Amount	Number	Amount	Additional Paid-in- Capital	Accumulated Deficit	Common Stock Warrants	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Notes Received for Shares Issued	Total Stockholders’ Equity (Deficit)
BALANCE - DECEMBER 31, 2001	—	$—	25,245	$252	$342,189	$(304,581)	$3,293	$(1,777)	$(747)	$(10,510)	$28,119
Net loss	—	—	—	—	—	(112,485)	—	—	—	—	(112,485)
Comprehensive loss - Foreign currency translation	—	—	—	—	—	—	—	—	778	—	778
Total comprehensive loss	—	—	—	—	—	(112,485)	—	—	778	—	(111,707)
Expiration of redeemable preferred stock option - Series C	—	—	—	—	5,180	—	—	—	—	—	5,180
Adjustment for notes received for shares issued					(4,424)					4,424	—
Allowance for uncollectible portion of notes received for shares issued	—	—	—	—	—	—	—	—	—	4,094	4,094
Collection of notes received for shares issued	—	—	—	—	—	—	—	—	—	1,156	1,156
Treasury stock transaction	—	—	—	—	1,878	—	—	(1,878)	—	—	—
Retirement of treasury stock	—	—	(98)	(1)	(1,878)	—	—	1,878	—	—	—
Shares issuable for settlement of liability	—	—	—	—	63	—	—	—	—	—	63
Obligation for shares issuable in settlement of liability	—	—	—	—	(63)	—	—	—	—	—	(63)
Stock option re-pricing	—	—	—	—	254	—	—	—	—	—	254
Stock options - Digital Angel Corporation	—	—	—	—	18,800	—	—	—	—	—	18,800
Stock options - VeriChip Corporation					200	—	—	—	—	—	200
Issuance of warrants	—	—	—	—	—	—	2,357	—	—	—	2,357
Issuance of warrants - Digital Angel Corporation	—	—	—	—	163	—	—	—	—	—	163
Issuance of warrants - VeriChip Corporation	—	—	—	—	44	—	—	—	—	—	44
Re-measurement of warrants - Digital Angel Corporation	—	—	—	—	1,066	—	—	—	—	—	1,066
Issuance of common shares for exercise of stock options	—	—	746	8	1,169	—	—	—	—	—	1,177
Issuance of common shares and options for services, compensation and other	—	—	2,614	26	12,979	—	—	—	—	—	13,005
BALANCE - DECEMBER 31, 2002	—	$—	28,507	$285	$377,621	$(417,066)	$5,650	$(1,777)	$31	$(836)	$(36,092)

See the accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements
APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	Preferred Stock		Common Stock
	Number	Amount	Number	Amount	Additional Paid-in- Capital	Accumulated Deficit	Common Stock Warrants	Treasury Stock	Accumulated Other Comprehensive Income	Notes Received for Shares Issued	Total Stockholders’ Equity (Deficit)
BALANCE - DECEMBER 31, 2002 (BROUGHT FORWARD)	—	$—	28,507	$285	$377,621	$(417,066)	$5,650	$(1,777)	$31	$(836)	$(36,092)
Net income	—	—	—	—	—	3,143	—	—	—	—	3,143
Comprehensive loss - Foreign currency translation	—	—	—	—	—	—	—	—	175	—	175
Total comprehensive income	—	—	—	—	—	3,143	—	—	175	—	3,318
Adjustment to allowance for uncollectible portion of notes received for shares issued	—	—	—	—	—	—	—	—	—	(95)	(95)
Stock option re-pricing	—	—	—	—	(1,340)	—	—	—	—	—	(1,340)
Stock options - VeriChip Corporation	—	—	—	—	188	—	—	—	—	—	188
Issuance of warrants - Digital Angel Corporation	—	—	—	—	1,055	—	—	—	—	—	1,055
Issuance of common shares	—	—	9,645	96	28,803	—	—	—	—	—	28,899
Liability to be settled in common stock	—	—	—	—	17,966	—	—	—	—	—	17,966
Issuance of common shares under earnout provision of acquisition agreement	—	—	96	1	407	—	—	—	—	—	408
Issuance of common shares to settle convertible debt	—	—	2,770	28	9,711	—	—	—	—	—	9,739
Beneficial conversion feature of convertible, exchangeable debentures	—	—	—	—	7,652	—	—	—	—	—	7,652
Issuance of common shares and options for services, compensation and other			202	2	1,036	—	—	—	—	—	1,038
BALANCE - DECEMBER 31, 2003	—	$—	41,220	$412	$443,099	$(413,923)	$5,650	$(1,777)	$206	$(931)	$32,736

See the accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	Preferred Stock		Common Stock
	Number	Amount	Number	Amount	Additional Paid-in- Capital	Accumulated Deficit	Common Stock Warrants	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Notes Received for Shares Issued	Total Stockholders’ Equity
BALANCE - DECEMBER 31, 2003 (BROUGHT FORWARD)	—	$—	41,220	$412	$443,099	$(413,923)	$5,650	$(1,777)	$206	$(931)	$32,736
Net loss	—	—	—	—	—	(17,299)	—	—	—	—	(17,299)
Comprehensive income - Foreign currency translation	—	—	—	—	—	—	—	—	196	—	196
Total comprehensive (loss) income	—	—	—	—	—	(17,299)	—	—	196	—	(17,103)
Adjustment to allowance for uncollectible portion of notes receivable	—	—	—	—	—	—	—	—	—	(346)	(346)
Stock option re-pricing	—	—	—	—	44	—	—	—	—	—	44
Issuance of common shares and warrants	—	—	5,729	57	15,114	—	2,255	—	—	—	17,426
Cashless exercise of warrants			374	4	4,240	—	(4,244)	—	—	—	—
Expiration of warrants	—	—	—	—	779	—	(779)	—	—	—	—
Issuance of common shares for compensation and legal settlement	—	—	7,238	72	1,067	—	—	—	—	—	1,139
Issuance of common shares to Digital Angel Corporation	—	—	1,980	20	6,928	—	—	—	—	—	6,948
BALANCE - DECEMBER 31, 2004	—	$—	56,541	$565	$471,271	$(431,222)	$2,882	$(1,777)	$402	$(1,277)	$40,844

See the accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(17,299)	$3,143	$(112,485)
Adjustments to reconcile net (loss) income
to net cash used in operating activities:
Asset impairment	—	2,456	38,657
(Gain) loss from discontinued operations	(1,455)	2,816	22,985
Depreciation and amortization	2,586	1,891	4,364
Non-cash interest expense	2,145	13,178	5,760
Deferred income taxes	—	1,236	(69)
(Recovery) impairment of notes receivable	(346)	(5)	4,472
Interest income on notes received for shares issued	—	—	(475)
Gain on conversion of warrants	(774)	—	—
Net (gain) loss on capital transactions of subsidiary	(11,090)	244	2,437
Loss attributable to changes in minority interest as a result of capital transactions of subsidiary	20,203	6,535	2,048
Non-cash gain from extinguishment of debt	—	(70,064)	—
Minority interest	(655)	(4,132)	(11,579)
Loss (gain) on sale of subsidiaries and business assets	—	330	(132)
Loss (gain) on sale of equipment and assets	75	15	(406)
Stock-based compensation and administrative expenses	45	16,835	20,143
Equity in net loss of affiliate	—	—	291
Issuance of stock for services	—	262	2,958
Decrease (increase) in restricted cash	438	(765)	—
Net change in operating assets and liabilities	(6,039)	14,848	17,225
Net cash used in discontinued operations	(1,702)	(224)	(108)
NET CASH USED IN OPERATING ACTIVITIES	(13,868)	(11,401)	(3,914)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in notes receivable	1,278	1,795	3,155
Received from buyers of divested subsidiaries	—	—	2,625
Proceeds from sale of property and equipment	26	15	3,535
Proceeds from sale of subsidiaries and business assets	383	—	1,382
Payments for property and equipment	(1,326)	(1,409)	(1,858)
Payment for asset and business acquisition (net of cash balances acquired)	(46)	—	(261)
(Increase) decrease in other assets	(737)	46	210
Sale of shares of Digital Angel Corporation	575	—	—
Purchase of shares of Digital Angel Corporation	(5,920)	—	—
Net cash provided by (used in) discontinued operations	1,347	200	(714)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(4,420)	647	8,074

CASH FLOWS FROM FINANCING ACTIVITIES
Net amounts paid on notes payable	(480)	(26,987)	(4,648)
Proceeds on long-term debt	—	12,035	377
Payments for long-term debt	(641)	(736)	(1,422)
Other financing costs	(101)	(587)	(798)
Issuance of common shares and warrants	17,815	29,858	1,695
Collection of notes receivable for shares issued	—	—	1,156
Proceeds from subsidiary issuance of common stock	23,548	2,404	630
Stock issuance costs	(389)	(959)	(518)
Net cash used in discontinued operations	(910)	(50)	703
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	38,842	14,978	(2,825)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,554	4,224	1,335

EFFECT OF EXCHANGE RATES CHANGES ON CASH
AND CASH EQUIVALENTS	124	128	778

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	10,161	5,809	3,696

CASH AND CASH EQUIVALENTS - END OF YEAR	$30,839	$10,161	$5,809

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid (refunds received)	$(472)	$1,027	$(971)
Interest paid	734	2,346	3,778

See the accompanying notes to consolidated financial statements.

Index to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

1. Organization and Summary of Significant Accounting Policies

Applied Digital Solutions, Inc., a Missouri corporation, and its subsidiaries (the “Company”) develop innovative security products for consumer, commercial and government sectors worldwide. The Company’s products provide security for people, animals, food chains, government/military assets, medical records and commercial assets. The Company continues to develop and seeks to commercialize new and innovative security-related products and technologies. The Company’s adage is “Security Through InnovationTM.”

As of December 31, 2004, the Company’s business operations consisted of the operations of five wholly-owned subsidiaries, which it collectively refers to as the Advanced Technology segment, and two majority-owned subsidiaries, Digital Angel Corporation (AMEX:DOC) and InfoTech USA, Inc. (OTC:IFTH). As of December 31, 2004, the Company owned approximately 54.5% of Digital Angel Corporation and approximately 52.5% of InfoTech USA, Inc. Advanced Technology, Digital Angel Corporation, referred to as Digital Angel, and InfoTech USA, Inc., referred to as InfoTech, comprise the Company’s three operating segments.

The Company currently engages in the following business activities:

•	marketing secure voice, data and video telecommunications networks, primarily to several agencies of the U.S. government;

•
marketing visual identification tags and implantable radio frequency identification (“RFID”) microchips, primarily for identification, tracking and location of pets, livestock and other animals, and, more recently, for animal bio-sensing applications, such as temperature reading for companion pet and livestock (e.g., cattle) applications;

•	developing and marketing global position systems (“GPS”)-enabled products used for location tracking and message monitoring of vehicles, pilots and aircraft in remote locations;

•	developing and marketing call center and customer relationship management software and services;

•	marketing RFID-enabled products for use in a variety of healthcare, security, financial and identification applications; and

•	marketing information technology (“IT”) hardware and services.

Business Segments

ADVANCED TECHNOLOGY SEGMENT

As of December 31, 2004, 2003 and 2002, revenues from this segment were $47.8 million, $44.6 million, $41.9 million, respectively, and accounted for 42.7%, 48.0% and 42.6%, respectively, of the Company’s total revenues.

The principal products and services in the Advanced Technology segment are as follows:

•	secure voice, data and video telecommunications networks;

Index to Consolidated Financial Statements

•	implantable microchips called VeriChipTM and RFID scanners;

•	proprietary call center software;

•	customer relationship management software and services.

The Advanced Technology segment’s customer base includes governmental agencies, commercial operations, distributors and consumers.

The Company’s wholly-owned subsidiary, Computer Equity Corporation, is a telecommunications network integrator and a supplier of telephone systems, data networks, video, cable and wire infrastructure and wireless telecommunications products and services to various agencies of the federal government. Its products include voice mail, Internet cabling, phones and telephone wiring.

The VeriChip microchip, which is about the size of a grain of rice, contains a unique verification number that is captured by briefly passing a proprietary scanner over the VeriChip. VeriChip will be available in several formats, some of which will be insertable under the skin. The brief outpatient “chipping” procedure lasts just a few minutes and involves only local anesthetic followed by quick, painless insertion of the VeriChip. Once inserted just under the skin, the VeriChip is inconspicuous to the naked eye. A small amount of radio frequency energy passes from the scanner energizing the dormant VeriChip, which then emits a radio frequency signal transmitting the verification number. VeriChip can be used in a variety of security, financial, emergency identification and healthcare applications.

The Company’s proprietary call center software and related services are designed to deliver a comprehensive suite of customer interaction tools consisting of automated call distribution management systems, referred to as ACDs, Internet provider ACDs, web contact solutions, soft phones and status displays. The Company’s newest call center technology is sold under the brand name Net-VU Contract Manager.

The Company’s customer relationship management software and services provide a complete solution to manage all aspects of customer service, including help desk, call handling and service dispatch, contracts management, service marketing, billing, inventory management and more.

In addition to the products discussed above, the Company has developed a miniaturized low power thermoelectric generator called Thermo LifeTM, which it intends to sell through its wholly-owned subsidiary, Thermo Life Energy Corp. Thermo Life is intended to provide a miniaturized power source for a wide range of applications. These applications include, but are not limited to, wireless switches, wireless sensors, wearable electronics, internal medical devices, micro sensor networks and RFID networks with active transponders.

Approximately $41.4 million, or 86.7%, $37.1 million, or 83.2%, and $31.3 million, or 74.7%, of the Advanced Technology segment’s revenues for 2004, 2003 and 2002, respectively, were generated by Computer Equity Corporation. No other individual products or services provided more than 10.0% of the revenues for this segment during 2004, 2003 and 2002. To date, the Company has not recorded significant revenues from sales of its VeriChip microchips and scanners, and it has not recorded any revenues from its Thermo Life product.

Index to Consolidated Financial Statements

DIGITAL ANGEL SEGMENT

As of December 31, 2004, 2003 and 2002, revenues from this segment were $46.3 million, $34.4 million and $32.5 million, respectively, and accounted for 39.6%, 37.0% and 33.0%, respectively, of the Company’s total revenues.

Digital Angel segment’s proprietary products provide security for companion pets, food chains, government/military assets and commercial assets worldwide. This segment’s principal products are:

•	visual ear tags for livestock;

•	electronic implantable microchips and RFID scanners for the companion pet, fish, livestock and wildlife industries, including the Company’s Home Again® and Bio-ThermoTM product brands;

•
GPS enabled search and rescue equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications, including the Company’s SARBETM brand, which serve commercial and military markets;

•	GPS and geosynchronous satellite tracking systems, including tracking software systems for mapping and messaging associated with the security of high-value assets; and

•	intrinsically safe sounders (horn alarms) for industrial use and other electronic components.

The description of Digital Angel’s principal products that follows is oriented to reflect Digital Angel’s organizational structure, which includes its Animal Applications and GPS and Radio Communications divisions. Sales of the Animal Applications division’s products were $25.9 million, $23.9 million and $21.0 million, respectively, and represented 55.9%, 69.6% and 64.6% of the total revenue from this segment during 2004, 2003 and 2002, respectively. Sales of the GPS and Radio Communications division’s products were $20.4 million, $10.5 million and $11.5 million, respectively, and represented 44.1%, 30.4% and 35.4% of this segment’s revenue during 2004, 2003 and 2002, respectively.

Animal Applications

The Animal Applications division develops, manufactures and markets radio, electronic and visual identification devices for the companion animal, fish and wildlife, and livestock markets worldwide.

The Animal Applications division’s RFID products consist of miniature electronic microchips, scanners, and for some applications injection systems. The Company holds patents on its syringe-injectable microchip, which is encased in a glass or glass-like material capsule and incorporates an antenna and a microchip with a unique permanent identification code for the animal in which it is implanted. The microchip is typically injected under the skin using a hypodermic syringe, without requiring surgery. An associated scanner device uses radio frequency to interrogate the microchip and read the code.

The Animal Applications division’s pet identification system involves the insertion of a microchip with identifying information in the animal. Scanners at animal shelters, veterinary clinics and other locations can determine the animal’s owner and other information. The Company’s recently introduced Bio-Thermo product, which provides accurate temperature

Index to Consolidated Financial Statements

readings of animals by simply passing an RFID handheld scanner over the animal or by having the animal walk through a portal scanner, is included in the Animal Application’s division.

The Animal Applications division’s miniature electronic microchips are used for the tagging of fish, especially salmon, for identification in migratory studies and other purposes. The electronic microchips are accepted as a safe, reliable alternative to traditional identification methods because the fish can be identified without capturing or sacrificing the fish.

In addition to pursuing the market for permanent identification of companion animals and tracking microchips for fish, the Animal Applications division also produces visual and electronic identification products, principally for livestock producers. The tracking of cattle and hogs is crucial in order to provide security both for asset management and for disease control and food safety. Digital Angel has marketed visual identification products for livestock since the 1940s. Visual identification products typically include numbered ear tags. Electronic identification products for livestock are currently being utilized by livestock producers, and as part of various pilot studies for the United States Department of Agriculture’s (“USDA’s”) and other state and governmental cattle identification programs. Currently, sales of visual products represent a substantial percentage of the Animal Applications division’s sales to livestock producers.

GPS and Radio Communications

The GPS and Radio Communications division engages in the design, manufacture and support of GPS-enabled equipment and the Company’s SARBETM G2R personnel location beacon. Applications for the segment’s products include location tracking and message monitoring of vehicles, aircraft and people in remote locations through systems that integrate GPS and geosynchronous satellite communications, and GPS-enabled equipment and intelligent communications products and services for telemetry, mobile data and radio communications applications serving commercial and military markets. In addition, this division designs, manufactures and distributes intrinsically safe sounders (horn alarms) for industrial use and other electronic components.

INFOTECH SEGMENT

As of December 31, 2004, 2003 and 2002, revenues from this segment were $18.0 million, $14.5 million and $22.7 million, respectively, and accounted for 16.1%, 15.5%, and 23.1%, respectively, of the Company’s total revenues.

The principal products and services in this segment were computer hardware and computer services. This segment is a full service provider of IT products and services. In 2004, this segment continued its strategy of moving away from a product-driven systems integration business model to a customer-oriented IT strategy-based business model. It has further developed its deliverable IT products and services by adding new consulting and service offerings, and increasing the number of strategic alliances with outside technical service firms and manufacturers of high-end IT products.

The majority of InfoTech’s revenue during 2004, 2003 and 2002 was derived from sales of computer hardware, which provided approximately 82.5%, 80.3% and 88.3% of InfoTech’s revenue in 2004, 2003 and 2002, respectively. InfoTech’s services consist of IT consulting, installation, project management, design and deployment, computer maintenance and other professional services. No single service accounted for more than 10% of InfoTech’s total revenue during 2004, 2003 and 2002.

“CORPORATE/ELIMINATIONS”

The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of the Company’s subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain revenue, gross profit and selling,

Index to Consolidated Financial Statements

general and administrative expense (reductions) associated with companies sold or closed in 2002 and 2001, and interest expense and other expenses associated with corporate activities and functions.

DISCONTINUED OPERATIONS

The business assets associated with the Digital Angel’s former Medical Systems operations were sold during the second quarter of 2004, and accordingly, the financial condition, results of operations and cash flows of the Medical Systems operations have been restated and are now presented as part of discontinued operations. See Note 18.

On March 1, 2001, the Company’s Board of Directors approved a plan to sell or close Intellesale, Inc. and all of the Company’s other non-core businesses. The results of operations, financial condition and cash flows are included in discontinued operations. All of these businesses have been sold or closed.

Certain items in the consolidated financial statements for the 2003 and 2002 periods have been reclassified for comparative purposes.

Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The minority interest represents outstanding voting stock of the subsidiaries not owned by the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s majority-owned subsidiary, InfoTech, operates on a fiscal year ending September 30. InfoTech’s results of operations have been reflected in the Company’s consolidated financial statements on a calendar year basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. The Company uses estimates, among others, to determine whether any impairment is to be recognized.

Foreign Currencies

As of December 31, 2004, the Company had one foreign subsidiary located in the United Kingdom. This subsidiary uses its local currency as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity (deficit).

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

Index to Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Unbilled Receivables

Unbilled receivables consist of certain direct costs and profits recorded in excess of amounts currently billable pursuant to contract provisions in connection with information system installation projects. Unbilled receivables included in accounts receivable was $0.1 million and $0.2 million in 2004 and 2003, respectively.

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

Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets (“FAS 142”). FAS 142 eliminates the amortization of goodwill. Intangible assets deemed to have an indefinite life under FAS 142, such as goodwill, are no longer amortized, but instead reviewed at least annually for impairment. Intangible assets with finite lives are amortized over the useful life. Other than goodwill, the Company’s only other intangible asset with an indefinite life is a trade name valued at approximately $0.2 million as of December 31, 2004. As part of the implementation of FAS 142, the Company was required to complete a transitional impairment test of goodwill and other intangible assets. There was no impairment of goodwill upon the adoption of FAS 142. Annually, the Company tests its goodwill and intangible assets for impairment as a part of its annual business planning cycle. Based upon this annual test, the Company did not record a goodwill impairment charge in 2004. The Company recorded a goodwill impairment charge of approximately $2.2 million in the fourth quarter of 2003 for goodwill associated with the Company’s InfoTech segment, and it recorded a goodwill impairment charge of $31.5 million in the fourth quarter of 2002 for goodwill associated with its Digital Angel segment. (During the fourth quarters of 2003 and 2002, the Company also recorded goodwill impairment charges of $2.4 million and $30.7 million, respectively, and during the fourth quarter of 2003, it incurred an impairment charge of $0.6 million for other intangible assets, all of which were related to Medical Systems, and all of which are now included in the loss from discontinued operations).

Future events, such as market conditions or operational performance of the Company’s acquired businesses, could cause the Company to conclude that additional impairment exists. Any resulting impairment loss could also have a material adverse impact on the Company’s financial condition and results of operations. See Notes 7 and 16.

Index to Consolidated Financial Statements

Proprietary Software in Development

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“FAS 86”), the Company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detail program design to product specifications and has been reviewed for high-risk development issues, or to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The estimated useful life for the straight-line method is determined to be 2 to 5 years.

These unamortized computer software and computer software development costs were $0.2 million and $0.1 million at December 31, 2004 and 2003, respectively. The total amount charged to expense for the amortization of these capitalized computer software costs and for amounts written down to net realizable were $0.0 million, $0.3 million and $2.4 million in 2004, 2003 and 2002, respectively. Research and developments costs incurred for the development of computer software were $0.4 million, $0.5 million and $0.9 million in 2004, 2003 and 2002, respectively.

Advertising Costs

The Company expenses production costs of print advertisements on the first date the advertisements take place. Advertising expense, included in selling, general and administrative expense, was $0.7 million, $0.8 million and $0.3 million in 2004, 2003 and 2002, respectively.

Revenue Recognition

Advanced Technology Segment

In general, for the Advanced Technology segment’s product sales, the Company recognizes revenue after the products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exist, revenue is recognized when such uncertainties are resolved. Revenues from the sale of hardware products that are shipped to a customer’s site and require modification or installation are recognized when the work is complete and accepted by the customer. The Company does not experience significant product returns and, therefore, management is of the opinion that no allowance for sales returns is necessary. The Company has no obligation for warranties on new hardware sales because the manufacturer provides the warranty.

Revenues from the sale of VeriChip microchips and scanners are recorded at the gross amounts, with a separate line item for the cost of sales. Because of the de minimis sales volumes to date (all of which have been to distributors), the Company’s management cannot, as yet, reasonably estimate the amount of returns. Accordingly, the Company does not recognize revenues from direct sales to its distributors until all of the conditions described in the preceding paragraph are satisfied, the period of time the distributor has to return products (as provided in the applicable agreement) has expired and payment for such products has been received. Once the amount of returns can be reasonably estimated, revenues (net of expected returns) will be recognized in accordance with the Company’s general accounting policy for product sales. With respect to consignment sales to the Company’s distributors of VeriChip microchips and scanners, the Company intends to recognize revenues from such sales after receipt of notification from the distributor of product sales to its customers, provided that a purchase order has been received or a contract has been executed with the distributor, the sales price is fixed and determinable, and the

Index to Consolidated Financial Statements

period of time the distributor has to return the products (as provided in the applicable agreement) has expired and collectibility is reasonably assured. As of December 31, 2004, deferred VeriChip product revenue was de minimis.

Services and phone installation jobs performed by Computer Equity Corporation are billed and the revenue recognized following the completion of the work and the receipt of a written acceptance from the customer. Revenue from maintenance contracts is recognized ratably over the term of the contract.

The companies in the Advanced Technology segment that provide programming, consulting and software licensing services recognize revenue based on the expended actual direct labor hours in the job times the standard billing rate and adjusted to realizable value, if necessary. It is the Company’s policy to record contract losses in their entirety in the period in which such losses are foreseeable. The Company does not offer a warranty policy for services to its customers. Revenue from license royalties is recognized when licensed products are shipped. There are no significant post-contract support obligations at the time of revenue recognition. The Company’s accounting policy regarding vendor and post-contract support obligations is based on the terms of the customer’s contract, billable upon the occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized.

When offered, VeriChip-related monitoring services will be sold under stand-alone service agreements and treated as a separate earnings process from product sales. Because monitoring services are not essential to the functionality of the VeriChip product, the Company will not attempt to bundle the revenues from the sale of the VeriChip microchips and scanners with potential future revenues associated with monitoring services. Revenues from such services will be recognized on a straight-line basis over the term of the applicable service agreement.

Digital Angel Segment

Digital Angel, except for its wholly-owned subsidiary, OuterLink Corporation, referred to as OuterLink, recognizes product revenue at the time product is shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exists, revenue is recognized when such uncertainties are resolved. There are no significant post-contract support obligations at the time of revenue recognition. Digital Angel’s accounting policy regarding vendor and post contract support obligations is based on the terms of the customer’s contracts, billable upon occurrence of the post-sale support. Costs of products sold and services provided are recorded as the related revenue is recognized. Digital Angel offers a warranty on its products. For non-fixed and fixed fee jobs, service revenue is recognized based on the actual direct labor hours in the job multiplied by the standard billing rate and adjusted to net realizable value, if necessary. Other revenue is recognized at the time service or goods are provided. It is Digital Angel’s policy to record contract losses in their entirety in the period in which such losses are foreseeable.

OuterLink earns revenue from location and messaging services, which generally provide for service on a month-to-month basis and from the sale of related products to customers (communication terminals and software). OuterLink’s service is only available through use of its products, such products have no alternative use. Accordingly, service revenue is recognized as the services are performed. OuterLink’s product revenue, for which title and risk of loss transfers to the customer on shipment, is deferred upon shipment and is recognized ratably over the estimated customer service period, which customarily is 30 months.

It is Digital Angel’s policy to approve all customer returns before issuing credit to the customer.  Digital Angel incurred returns of approximately $0.2 million, $0.1 million and $0.1 million for 2004, 2003 and 2002, respectively. As of December 31, 2004, Digital Angel has recorded a reserve for estimated returns.

Index to Consolidated Financial Statements

InfoTech Segment

For product sales, InfoTech recognizes revenue in accordance with the applicable products’ shipping terms. InfoTech has no obligation for warranties on new product sales. The manufacturer provides the warranty. For consulting and professional services, InfoTech recognizes revenue based on the direct labor hours incurred times the standard billing rate, adjusted to realizable value, if necessary. Revenues from sales contracts involving both products and consulting and other services are allocated to each element based on vendor-specific objective evidence of fair value, regardless of any separate prices that may be stated in the contract. Vendor-specific objective evidence of fair value is the price charged when the elements are sold separately. If an element is not yet being sold separately, the fair value is the price established by management having the relevant authority to do so. It is considered probable that the price established by management will not change before the separate introduction of the element.

Stock-Based Compensation

As permitted under SFAS No. 123, Accounting for Stock-based Compensation (“FAS 123”), the Company has elected to continue to follow the guidance of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 (“FIN 44”), in accounting for its stock-based compensation arrangements. Accordingly, no compensation cost is recognized for any of the Company’s fixed stock options granted to directors and employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. (With the exception of certain stock options, which were converted into shares of Medical Advisory Systems, Inc. in March 2002 as more fully described in Note 14, during the three-years ended December 31, 2004, the Company has not granted any options at a price less than fair value on the date of grant.) When options are granted to officers and directors at a price less than the fair market value on the date of grant, compensation expense is required to be calculated based on the difference between the exercise price and the fair market value on the date of grant, and the compensation expense is recognized over the vesting period of the options. If the options are fully vested, the expense is recognized immediately. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB No. 25. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation cost is recognized immediately. During 2001, the Company re-priced certain stock options as more fully discussed in Note 14. The Company accounts for equity instruments issued to non-employees and non-directors in accordance with the provisions of FAS 123.

At December 31, 2004, the Company had five stock-based employee compensation plans and the Company’s subsidiaries had six stock-based employee compensation plans, which are described more fully in Note 13. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“FAS 148”), which amended FAS 123, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based compensation arrangements as defined by APB No. 25 and FIN 44.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which replaces FAS 123 and supercedes APB No. 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt FAS 123R beginning July 1, 2005. The Company expects that the adoption of FAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting FAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures

Index to Consolidated Financial Statements

required under FAS 123. The Company has not yet determined the impact of FAS 123R on its compensation policies or plans, if any.

The following table illustrates the effect on net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for options granted under its plans as well as to the plans of its subsidiaries:

	Year Ended December 31
	2004	2003	2002
Net (loss) income, as reported	$(17,299)	$3,143	$(112,485)
Add back (deduct): Total stock-based employee compensation expense determined under APB No. 25 for all awards, net of related tax effects (1)	53	(1,304)	19,318
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects(2)	(7,963)	(5,370)	(22,906)

Pro forma net loss	$(25,209)	$(3,531)	$(116,074)

Income (loss) per share:
Basic—as reported	$(0.34)	$0.09	$(4.18)
Basic—pro forma	$(0.49)	$(0.10)	$(4.31)
Diluted—as reported	$(0.34)	$0.08	$(4.18)
Diluted—pro forma	$(0.49)	$(0.09)	$(4.31)

(1) For 2004, 2003 and 2002, amounts include $0.0 million, $0.0 million and $18.9 million of compensation expense, respectively, associated with subsidiary options.
(2) For 2004, 2003 and 2002, amounts include $5.3 million, $4.5 million and $20.6 million of compensation expense, respectively, associated with subsidiary options.

The weighted average per share fair values of grants made in 2004, 2003 and 2002 for the Company’s incentive plans were $1.81, $2.70, and $1.90, respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	2004	2003	2002
Estimated option life	7.9 years	7.9 years	5.5 years
Risk free interest rate	4.02%	3.69%	2.89%
Expected volatility	69.00%	69.24%	76.00%
Expected dividend yield	0.00%	0.00%	0.00%

Research and Development

Research and development expense consists of personnel costs, supplies, other direct costs and indirect costs, primarily rent and other overhead, of developing new products and technologies and is charged to expense as incurred.

Warrants Settleable In Shares of the Digital Angel Common Stock Owned by the Company

In connection with the Company’s 8.5% convertible exchangeable debentures, which were issued on June 30, 2003, the Company granted to the debenture holders warrants to acquire

Index to Consolidated Financial Statements

approximately 0.5 million shares of its common stock, or 0.95 million shares of the Digital Angel common stock owned by the Company, or a combination of shares from both companies, at the debenture holders’ option. The exercise prices are $2.749 and $3.178 for the Company’s common stock and the Digital Angel common stock owned by the Company, respectively. The warrants vested immediately and are exercisable through June 30, 2007. The warrants are subject to adjustment upon:

•	the issuance of shares of common stock, or options or other rights to acquire the Company's common stock, at an issue price lower than the exercise price under the warrants;

•	the declaration or payment of a dividend or other distribution on the Company's common stock;

•	the issuance of any other of the Company's securities on a basis which would otherwise dilute the purchase rights granted by the warrants.

The issuance of the Company’s common stock to Strategic Satellite in April 2004 triggered the anti-dilution provision under the warrant agreement and, as a result, the exercise price for the exercise of the warrants into shares of the Company’s common stock was reduced from $5.64 per share to $2.75 per share.

The value assigned to the warrants was recorded as a reduction in the value assigned to the debentures (original issue discount) and an increase in long-term liabilities. The liability for the warrants, to the extent potentially settleable in shares of the Digital Angel common stock owned by the Company, is being revalued at each reporting period with any resulting increase/decrease being recorded as interest expense/reduction. During 2004 and 2003, the Company recorded interest expense of $1.4 million and $2.0 million, respectively, as a result of such revaluations. Changes in the market price of Digital Angel’s common stock in the future will continue to result in additional interest expense or credits to operations. In addition, the Company will be required to record an impairment loss if the carrying value of the Digital Angel common stock underlying the warrants exceeds the exercise price. Should the holders of outstanding warrants elect to exercise such warrants and opt to take shares of Digital Angel common stock, such exercise may result in the Company recording a gain on the sale transaction equal to the amount of the warrant liability on the date of exercise. During the fourth quarter of 2004, warrants exercisable for 0.2 million shares of the Digital Angel common stock owned by the Company were exercised for such shares, and the Company recorded a gain of approximately $0.8 million as a result of such exercise.

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

Gains/Losses Attributable to Capital Transactions of Subsidiary

Gains where realizable and losses on issuances of certain shares of common stock by Digital Angel are reflected in the consolidated statements of operations. The Company determined that such recognition of gains and losses on issuances of such shares of stock by Digital Angel was appropriate since the shares issued were not sales of unissued shares in a public offering, since the Company does not plan to reacquire the shares issued, and the value of the proceeds could be objectively determined. These gains and losses result from the differences between the carrying amount of the pro-rata share of the Company’s investment in Digital Angel and the net proceeds from the issuances of the stock. The issuances of stock by Digital Angel have also given rise to losses as a result of the dilution of the Company’s ownership interest in Digital Angel. Future stock issuances to third parties by Digital Angel will further dilute the Company’s ownership percentage and may give rise to additional losses, which could have a material adverse impact on the Company’s financial condition and results of operations. A detail of the amount of gains and losses attributable to capital transactions of Digital Angel for the three years ended December 31, 2004, is presented in Note 3.

Index to Consolidated Financial Statements

Earnings (Loss) Per Common Share and Common Share Equivalent

Basic EPS is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants, contingent stock, conversion of debentures and preferred stock outstanding.

Comprehensive Income (Loss)

The Company’s comprehensive accumulated other income (loss) consists of foreign currency translation adjustments, and is reported in the consolidated statements of stockholders’ equity (deficit).

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (“FIN 46”), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, special purpose entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities, other than SPEs. The adoption of FIN 46 did not have an impact on the Company’s financial condition, results of operations or cash flows.

In December 2004, FASB issued FAS 123R, which replaces FAS 123 and supercedes APB No. 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt FAS 123R beginning July 1, 2005. Under FAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company is evaluating the requirements of FAS 123R and expects that the adoption of FAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting FAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under FAS 123. The Company has not yet determined the impact of FAS 123R on its compensation policies or plans, if any.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“FAS 151”). FAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The Company is required to adopt FAS 151 beginning January 1, 2006. The Company is currently assessing the impact that FAS 151 will have on its results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions (“FAS 153”). FAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive

Index to Consolidated Financial Statements

assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt FAS 153, on a prospective basis, for nonmonetary exchanges beginning after June 15, 2005. The Company has not yet determined if FAS No. 153 will have an impact on its results of operations and financial position.

Reverse Stock Split

On March 12, 2004, the Company’s Board of Directors authorized a 1-for-10 reverse stock split, which was effectuated on April 5, 2004. Accordingly, all share information included in the consolidated financial statements has been adjusted to reflect the reverse stock split.

2. Financing Agreements and Liquidity

The Company’s historical sources of liquidity have included proceeds from the sale of common stock and preferred shares, proceeds from the sale of businesses, proceeds from the sale of shares of its common stock issued to Digital Angel under a share exchange agreement, proceeds from the exercise of stock options and warrants, proceeds from InfoTech’s credit agreement with Wells Fargo and its wholesale financing agreement with IBM Credit LLC (“IBM Credit”). In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities, sale of the Digital Angel common stock owned by the Company, and proceeds from the sale of businesses. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms. The Company’s capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in its existing business base, the success, timing, and amount of investment required to bring new products on-line, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a materially adverse effect on the Company’s business, financial condition and results of operations.

During 2004, the Company generated cash of approximately $17.0 million from the sale of an aggregate of 4.5 million shares of the Company’s common stock (in two separate transactions) to Satellite Strategic Finance Associates, LLC, an institutional investor, and the exercise by Satellite Strategic of the Series A warrants issued in connection with the sale of such shares. In addition, during 2004, Digital Angel realized net cash proceeds of $16.9 million from the exercise of stock options and warrants exercisable for Digital Angel’s common stock, and $6.7 million from the sale of 1.98 million shares of the Company’s common stock that the Company issued to Digital Angel in March 2004 under the terms of a share exchange agreement, as more fully discussed below.

Share Exchange Agreement

The Company and Digital Angel entered in a share exchange agreement under which the Company issued to Digital Angel 1.98 million shares of its common stock in exchange for 3.0 million shares of Digital Angel’s common stock, and a warrant to purchase up to 1.0 million shares of Digital Angel’s common stock. As of December 31, 2004, Digital Angel had sold all of the 1.98 million shares of the Company’s common stock for net proceeds of approximately $6.7 million. In December 2004, the Company exercised its warrant for 1.0 million shares of Digital Angel’s common stock. Net proceeds to Digital Angel upon the Company’s exercise of the warrant were $3.74 million. The share exchange agreement if more fully discussed in Note 3.

Securities Purchase Agreements with Satellite Strategic Finance Associates, LLC

On April 16, 2004, the Company sold 2.0 million shares of its common stock in a private placement to Satellite Strategic Finance Associates, LLC under the terms of a securities purchase agreement. The purchase price for the 2.0 million shares was $2.749 per share and was based on the average daily volume weighted-average price of the Company’s common stock for the period of ten trading days ending on and including April 13, 2004. The net proceeds from the sale were $5.3 million. Under the terms of the agreement, the Company also issued to Satellite Strategic:

Index to Consolidated Financial Statements

•
a Series A warrant, which was exercisable for 1.0 million shares of the Company’s common stock. The exercise price of the Series A warrant was $2.749 per share. The Series A warrant, initially expiring on July 11, 2004, was extended until October 11, 2004. Satellite Strategic exercised the Series A warrant on October 11, 2004. As a result of the extension of the Series A warrant, the Company recorded the fair value of the extension of approximately $0.2 million as an additional cost of the transaction. Such cost did not result in an increase or decrease in stockholders’ equity in 2004. Proceeds from the exercise totaled $2.7 million; and

•
a Series B warrant exercisable for 0.7 million shares of the Company’s common stock. The exercise price of the Series B warrant is $3.299 per share. The Series B warrant may be exercised at any time beginning on April 16, 2005, and expires April 16, 2010.

The proceeds from the sale were allocated on a relative fair value basis as follows:

(in thousands)
Shares of common stock	$4,240
Series A warrant	378
Series B warrant	880
Subtotal	5,498
Less costs and expenses	(180)
Net proceeds	$5,318

On October 21, 2004, the Company sold an additional 2.5 million shares of the Company’s common stock to Satellite Strategic under a second securities purchase agreement. The purchase price for these shares was based on the average daily volume weighted-average market price of the Company’s common stock for the period of five trading days beginning on October 13, 2004, and ending on and including October 19, 2004, which average was $3.61 per share. The proceeds from the sale of the 2.5 million shares were approximately $9.0 million.

Under the terms of the second securities purchase agreement, the Company issued to Satellite Strategic:

•
a Series C warrant exercisable for an additional 1.5 million shares of the Company’s common stock at an exercise price of $4.33 per share. The Series C warrant may be exercised at any time, at Satellite Strategic’s option, until April 28, 2005; and

•
a Series D warrant exercisable for approximately 0.7 million shares of the Company’s common stock at an exercise price of $5.05 per share. The Series D warrant is exercisable beginning on October 21, 2005, and expires on October 21, 2010.

The proceeds from the second sale were allocated on a relative fair value basis as follows:

(in thousands)
Shares of common stock	$7,651
Series C warrant	456
Series D warrant	918
Subtotal	9,025
Less costs and expenses	(10)
Net proceeds	$9,015

Index to Consolidated Financial Statements

Wells Fargo Credit Facility and IBM Credit Wholesale Agreement

On June 30, 2004, InfoTech entered into a credit agreement and credit facility with Wells Fargo Business Credit, Inc. (“Wells Fargo”) providing for up to $4.0 million in borrowings. In connection with the execution of the credit facility, InfoTech and IBM Credit replaced a prior agreement for wholesale financing dated as of April 20, 1994, with a new wholesale financing agreement. Under the terms of the credit facility, Wells Fargo may, at its election, make advances as requested from time to time in amounts up to an amount equal to the difference between the borrowing base (described below) and the sum of (i) the amount outstanding under the credit facility, and (ii) the $0.6 million letter of credit agreement outstanding under the credit facility which secures InfoTech’s obligations to IBM Credit under the wholesale financing agreement. The borrowing base is equal to the lesser of $4.0 million or the amount equal to 85% of (i) eligible accounts receivable, plus (ii) the amount of available funds on deposit at Wells Fargo, and minus (iii) certain specified reserves. As of December 31, 2004, the borrowing base was approximately $3.5 million, the letter of credit was approximately $0.6 million, approximately $1.8 million was outstanding under the credit facility, and approximately $1.1 million was available under the credit facility. The credit facility is more fully described in Note 10.

Under the terms of the wholesale financing agreement, IBM Credit may, at its election, advance InfoTech up to $0.6 million to be used for the purchase of certain computer hardware and software products approved in advance by IBM Credit. Amounts outstanding under the wholesale financing agreement are required to be secured by a $0.6 million irrevocable letter of credit and bear finance charges in an amount to be agreed upon with IBM Credit from time to time. The wholesale financing agreement will remain in effect until terminated by either party upon at least 90 days prior written notice. As of December 31, 2004, $0.1 million was outstanding under the wholesale financing agreement, which is reflected in the Company’s consolidated balance sheet in accounts payable and accrued expenses.

Laurus Master Fund Ltd. Securities Purchase and Related Security Agreements

On July 31, 2003, Digital Angel entered into a securities purchase agreement with Laurus Master Fund Ltd., (“Laurus”) under which Digital Angel sold to Laurus a secured convertible note in the original principal amount of $2.0 million and a five-year warrant to purchase up to approximately 0.1 million newly issued shares of Digital Angel’s common stock. On August 28, 2003, Digital Angel entered into a second security agreement with Laurus under which it could borrow from Laurus the lesser of $5.0 million or an amount that was determined based on percentages of certain eligible accounts receivable and inventory as prescribed by the terms of the second security agreement. Under the second security agreement, Laurus received a five-year warrant to purchase up to approximately 0.1 million newly issued shares of Digital Angel’s common stock. As of December 31, 2004, Laurus had fully converted the obligations under these agreements into shares of Digital Angel’s common stock, and these agreements have been terminated. The securities purchase agreements are more fully discussed in Note 10.

IBM Credit Forbearance Agreement and Sources of Repayment

Effective April 1, 2003, the Company entered into a forbearance agreement with IBM Credit. Under the terms of the forbearance agreement, the Company had the right to purchase all of the Company’s outstanding debt obligations to IBM Credit, totaling approximately $100.1 million (including accrued interest), if the Company paid IBM Credit $30.0 million in cash by June 30, 2003. As of June 30, 2003, the Company made cash payments to IBM Credit totaling $30.0 million and, thus, the Company satisfied in full its debt obligations to IBM Credit. As a result, the Company recorded a gain on the extinguishment of debt of approximately $70.1 million in 2003.

Funding for the $30.0 million payment to IBM Credit consisted of $17.8 million in net proceeds from the sale of an aggregate of 5.0 million shares of the Company’s common stock, $10.0 million in net proceeds from the issuance of debentures, and $2.2 million from cash on hand.

Index to Consolidated Financial Statements

The 5.0 million shares of the Company’s common stock were purchased under securities purchase agreements entered into on May 8, 2003, May 22, 2003 and June 4, 2003 with Cranshire Capital, L.P. and Magellan International Ltd. The securities purchase agreements provided for Cranshire Capital L.P. and Magellan International Ltd. to purchase an aggregate of 2.0 million shares and 3.0 million shares of the Company’s common stock, respectively. The purchases resulted in net proceeds to the Company of $17.8 million, after deduction of the 3% placement agency fee.

On June 30, 2003, the Company issued its $10.5 million principal amount of 8.5% convertible exchangeable debentures. Subject to the terms of the various related agreements, the debentures were convertible into shares of the Company’s common stock or exchangeable for shares of the Digital Angel common stock owned by the Company, or a combination thereof at any time at the option of the debenture holders, through the maturity date of November 1, 2005. On November 12, 2003, the Company announced that the Company had entered in a letter agreement with the debenture holders. Under the terms of the letter agreement, the debenture holders were required to convert a minimum of 50% of the outstanding principal amount of the debentures plus all accrued and unpaid interest into shares of the Company’s common stock on November 12, 2003. In addition, per the terms of the letter agreement, the debenture holders were required to convert any remaining outstanding principal amount of the debentures plus accrued interest on or before November 19, 2003. As of November 19, 2003, the total principal amount of the debentures was converted, and accordingly, the Company’s obligations under the debentures have been satisfied in full. Net proceeds from the issuance of the debentures were $10.0 million. The debentures are more fully described in Note 10.

Public Offering

During 2003, the Company offered up to 3.0 million shares of its common stock in a public offering registered under the Securities Act of 1933. An aggregate of 2.2 million of these shares were sold under the terms of three separate securities purchase agreements entered into on September 19, 2003, with each of First Investors Holding Co., Inc., Magellan International LTD and Cranshire Capital, LP, resulting in gross proceeds to the Company of approximately $8.0 million before deduction of the 2% placement agency fee. In addition, an aggregate of 0.8 million of the shares were sold under eight separate securities purchase agreements entered into on December 2, 2003, as amended, with each of First Investors Holding Co., Inc., Magellan International LTD, Elliott Associates, L.P., Islandia, L.P., Midsummer Investment, Ltd., Omicron Master Trust, Portside Growth and Opportunity Fund and Elliott International L.P., which resulted in aggregate gross proceeds to the Company of approximately $2.9 million before deduction of the 2% placement agency fee.

Profitability and Liquidity

The Company’s profitability and liquidity depend on many factors including the success of its marketing programs, the maintenance and reduction of expenses and its ability to successfully develop and bring to market its new products and technologies. The Company’s growth strategy consists of the following principal components:

•	focusing its telecomm infrastructure business on higher-margin product offerings;

•	positioning the Company as a leader in RFID for pet identification, location and health monitoring, and food safety and traceability;

•	pursuing sales of the Company’s implantable, RFID-enabled microchip product, VeriChip, with the focus of such efforts being on the product’s healthcare and security-related applications;

•	enhancing the Company’s GPS-enabled products and expanding its customer base for such products;

Index to Consolidated Financial Statements

•	expanding the Company’s IT hardware and services business; and

•	acquiring complementary businesses.

The Company’s ability to achieve profitability and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

•	First, the Company will attempt to successfully implement its business plans, manage expenditures according to its budget, and generate positive cash flow from operations;

•	Second, the Company will attempt to develop an effective marketing and sales strategy in order to grow its business and compete successfully in its markets;

•	Third, the Company will attempt to expand the market for its VeriChip™ product, particularly for its medical, security and financial applications; and

•	Fourth, the Company will attempt to realize positive cash flow with respect to its investment in Digital Angel in order to provide the Company with an appropriate return on its investment.

The Company has established a management plan intending to guide it in achieving profitability and positive cash flows from operations over the 12 months ending December 31, 2005. The major components of the Company’s plan are as follows:

•	to attempt to establish a sustainable positive cash flow business model;

•	to attempt to produce additional cash flow and revenue from the Company’s advanced technology products - VeriChip™, Bio-Thermo™ and Thermo Life™;

•	to generate additional liquidity through divestiture of business units and assets that are not critical to the Company;

•
to complete the acquisition of eXI Wireless, Inc., which is more fully discussed in Note 26, in order to provide VeriChip Corporation with a complementary company that will bring experienced management, revenue and a synergistic customer base; and

•
to continue Digital Angel’s growth under the leadership of its management team and through strategic acquisitions, such as the acquisition of DSD Holdings A/S, which is more fully discussed in Note 26.

The Company believes that with its current cash position, its expectation about the achievement of its management plan, and the reliance on its various other sources of liquidity as discussed above, that it should have sufficient working capital to satisfy its needs over the next 12 months.

3. Acquisitions And Dispositions

The following describes the Company’s acquisition of OuterLink (in thousands):

Company Acquired	Date Acquired	Acquisition Price	Value of Digital Angel Corporation Series A Preferred Stock	Digital Angel Corporation Series A Preferred Shares Issued	Goodwill and Other Intangibles Acquired	Other Net Assets and Liabilities Acquired
OuterLink Corporation	1/22/04	$8,501	$8,300	100	$8,522	$(21)

Index to Consolidated Financial Statements

On January 22, 2004, the Company acquired OuterLink. OuterLink provides satellite-based tracking, wireless data transfer and two-way messaging with large fleets of vehicles. The acquisition was accounted for under the purchase method of accounting. Identifiable intangible assets of $4.7 million were acquired in the transaction. The excess of purchase price over the fair value of the assets and liabilities of $3.8 million was recorded as goodwill. The Company recorded $0.7 million of amortization expense associated with the identifiable intangible assets of OuterLink during 2004.

The cost of the acquisition consisted of 0.1 million shares of Digital Angel’s Series A preferred stock valued at approximately $8.3 million and acquisition costs of approximately $0.2 million. The Series A preferred stock was convertible into 4.0 million shares of Digital Angel’s common stock when the volume weighted-average price of its common stock equaled or exceeded $4.00 per share for ten consecutive trading days. As of December 31, 2004, virtually all of the 0.1 million shares of Digital Angel’s Series A preferred stock have been converted into 3.9 million shares of Digital Angel’s common stock. The valuation of the preferred stock was primarily based on historical trading history and stock prices of Digital Angel’s common stock and a marketability discount of 30%. The cost of the acquisition consists of legal and accounting related services that were direct costs of acquiring these assets.

In considering the benefits of the OuterLink acquisition, management recognized the strategic complement of OuterLink’s technologies and customer base with the Company’s existing implantable microchip and RFID scanner applications, and the Company’s military GPS business lines. This complement provides for a strong platform for further development of the Company’s capabilities in the area of high-value asset identification, tracking and condition monitoring.

Pro Forma Information Related to Acquisition of OuterLink (unaudited)

The results of OuterLink have been included in the consolidated financial statements since the date of acquisition. Unaudited pro forma results of operations for the two-years ended December 31, 2004 and 2003 are included below. Such pro forma information assumes that the acquisition had occurred as of January 1, 2003, and revenue is presented in accordance with the Company’s accounting policies. This summary is not necessarily indicative of what the Company’s results of operations would have been had OuterLink been a combined entity during such periods, nor does it purport to represent results of operations for any future periods.

(In thousands, except per share amounts)	Year Ended December 31, 2004	Year Ended December 31, 2003

Net operating revenue	$112,086	$94,580
Net (loss) income from continuing operations	$(19,457)	$2,498
(Loss) income per share from continuing operations:
(Loss) income per common share - basic	$(0.38)	$0.07
(Loss) income per common share - diluted	$(0.38)	$0.07

On February 27, 2001, the Company acquired 16.6% of the capital stock of Medical Advisory Systems, Inc., a publicly traded company (“MAS”), a provider of medical assistance and technical products and services, in a transaction valued at approximately $8.3 million in consideration for 0.3 million shares of its common stock. The Company became the single largest stockholder and controlled two of the seven board seats. The Company accounted for this investment under the equity method of accounting.

Effective March 27, 2002, the Company’s 93% owned subsidiary, Digital Angel Corporation, which the Company refers to herein as pre-merger Digital Angel, merged with and into a wholly-

Index to Consolidated Financial Statements

owned subsidiary of MAS, and MAS changed its name to Digital Angel Corporation. Under the terms of the merger agreement, each issued and outstanding share of common stock of pre-merger Digital Angel (including each share issued upon exercise of options prior to the effective time of the merger) was cancelled and converted into the right to receive 0.9375 shares of MAS’s common stock. The Company obtained 18.75 million shares of MAS common stock in the merger (representing approximately 61% of the shares then outstanding). Prior to the merger, the Company owned approximately 16.6% of MAS as discussed above. As of December 31, 2004, the Company owned 23.6 million common shares, or approximately 54.5% of Digital Angel’s common stock outstanding. Also, pursuant to the merger agreement, the Company contributed to MAS all of its stock in Timely Technology Corp., a wholly-owned subsidiary, and Signature Industries, Limited, a majority-owned subsidiary. Pre-merger Digital Angel, Timely Technology Corp. and Signature Industries, Limited were collectively referred to as the Advanced Wireless Group (“AWG”). The merger has been treated as a reverse acquisition for accounting purposes, with the AWG treated as the accounting acquirer.

The total purchase price of the transaction was $32.0 million, which was comprised of the $25.0 million fair market value of MAS’s common stock outstanding and not held by the Company immediately preceding the merger, the $3.4 million estimated fair market value of MAS options and warrants outstanding as well as the direct costs of the acquisition of approximately $3.6 million. The transaction resulted in Digital Angel allocating approximately $28.3 million of the purchase price to goodwill.

Net Gain/Loss on Capital Transactions of Subsidiary and Loss Attributable to Changes in Minority Interest As a Result of Capital Transactions of Subsidiary

During 2004, the Company recorded a gain of $11.1 million on the issuances of 14.6 million shares of Digital Angel’s common stock resulting from the exercise of stock options, warrants and shares issued under the share exchange agreement. The share exchange agreement is discussed below. During 2003, the Company recorded a net loss of $0.2 million on the issuances of 2.3 million shares of Digital Angel common stock resulting primarily from the exercise of stock options. During 2002, the Company recorded a net loss of approximately $2.4 million, comprised of a loss of approximately $5.1 million resulting from the exercise of 1.5 million pre-merger Digital Angel options, a gain of approximately $4.7 million from the deemed sale of 22.85% of the AWG, as a result of the merger with MAS, and a loss of $2.0 million on the issuances of 1.1 million shares of Digital Angel common stock resulting primarily from the exercise of stock options. The losses on the issuances of stock represent the difference between the carrying amount of the Company’s pro-rata share of its investment in Digital Angel and the proceeds from the issuances of the stock. In addition, during 2004, 2003 and 2002, the Company recorded a loss of $20.2 million, $6.5 million and $2.0 million, respectively, attributable to changes in its minority interest ownership of Digital Angel as a result of the stock issuances. The details and the impact of Digital Angel’s stock issuances during 2004, 2003 and 2002 were as follows:

	For the Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Issuances of common stock for stock option and warrant exercises	10,557	2,323	2,452
Issuances of common stock for services	—	—	98
Issuance of common stock under the share exchange agreement	4,000	—	—
Total issuances of common stock	14,557	2,323	2,550
Proceeds from stock issuances	$36,008	$2,404	$1,192
Average price per share	$2.47	$1.03	$0.47
Beginning ownership percentage of Digital Angel	66.9%	73.91%	100.0%
Ending ownership percentage of Digital Angel (1)	54.5%	66.9%	73.91%
Change in ownership percentage (1)	12.4%	7.01%	26.09%
Gain (loss) on the issuances of stock by Digital Angel	$11,090	$(244)	$(7,192)
Gain on the sale of AWG (1)	—	—	4,755
Net gain (loss) on capital transactions of subsidiary (2)	$11,090	$(244)	$(2,437)
Loss attributable to changes in minority interest as a result of capital transactions of subsidiary (2)	$(20,203)	$(6,535)	$(2,048)

(1)	The reduction in the Company’s ownership percentage for 2002 includes the impact of the sale of the AWG, as well as the stock issuances by Digital Angel Corporation.

(2)
The Company has not provided a tax benefit for the net loss on capital transactions of subsidiary and loss attributable to changes in minority interest as a result of capital transactions of subsidiary.

Index to Consolidated Financial Statements

Share Exchange Agreement

On August 14, 2003, the Company entered into a share exchange agreement with Digital Angel. The share exchange agreement represented a strategic investment by the Company, whereby the Company has increased its ownership interest in Digital Angel. On August 14, 2003, the Company believed that Digital Angel’s common stock was undervalued, and the Company desired to maintain a controlling interest in Digital Angel. Therefore, the Company considered the additional investment in Digital Angel to be a strategically advantageous undertaking. The share exchange agreement provided for the Company to purchase 3.0 million shares of Digital Angel’s common stock at a price of $2.64 per share, and for Digital Angel to issue a warrant to the Company for the purchase of up to 1.0 million shares of Digital Angel’s common stock. The warrant was exercisable for five years beginning on February 1, 2004, at a price per share of $3.74 payable in cash or in shares of the Company’s common stock. The purchase price for the 3.0 million shares was payable in the Company’s common stock having an aggregate value of $7.9 million. The aggregate purchase price of $7.9 million for the 3.0 million shares of Digital Angel’s common stock was based on the closing price of Digital Angel’s common stock on June 30, 2003, of $2.64 per share. This price was used because the Company and Digital Angel felt that this was a fair price and because it reflected the market price of Digital Angel’s common stock before any impact that may have resulted from the debenture holders potentially hedging their position in Digital Angel’s common stock and thereby affecting the market price of the stock. On March 1, 2004, the Company issued 1.98 million shares of its common stock to Digital Angel as payment for the 3.0 million shares. As of December 31, 2004, Digital Angel had sold all of the 1.98 million shares of the Company’s common stock for net proceeds of approximately $6.7 million. In December 2004, the Company exercised its warrant for 1.0 million shares of Digital Angel’s common stock. Net proceeds to Digital Angel upon the Company’s exercise of the warrant were $3.74 million.

Digital Angel Corporation granted a five-year warrant to the debenture holders to acquire up to 0.5 million shares of its common stock at an exercise price of $2.64 per share. The warrant was issued in consideration for a waiver from the debenture holders allowing the Company to register the shares issued to Digital Angel in connection with the share exchange agreement. The value of the warrant of $0.8 million, which was determined using the Black-Scholes valuation model, was recorded as interest expense during 2003.

As of December 31, 2004, the Company owned approximately 54.5% of the outstanding common stock of Digital Angel. Digital Angel Corporation has outstanding options and warrants, which if converted into shares of Digital Angel’s common stock, would result in the Company’ owning less than 50% of Digital Angel. The Company desires to maintain a controlling interest in Digital Angel Corporation, and therefore, the Company may enter into additional share exchange agreements with Digital Angel, or it may elect in the future to buy back a portion of the outstanding shares of Digital Angel’s common stock that is does not currently own.

Index to Consolidated Financial Statements

Dispositions

Sale of Medical Systems Assets

During the three-months ended June 30, 2004, Digital Angel’s board of directors approved a plan to sell its Medical Systems operations, which were acquired on March 27, 2002, and the business assets of Medical Systems were sold effective April 19, 2004. (The Medical Systems operations represented the business operations of MAS). The land and building associated with Medical Systems were sold in a separate transaction on July 31, 2004. Medical Systems was one of the Company’s reporting units in accordance with FAS 142. Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as discontinued operations in the consolidated financial statements, and the prior periods have been restated.

Gain (Loss) on Sale of Subsidiaries and Business Assets

The gain (loss) on sale of subsidiaries and business assets was $(0.3) million and $0.1 million for the years ended December 31, 2003 and 2002, respectively. The Company did not incur a gain or loss on the sale of subsidiaries and business assets in 2004. The loss on the sale of subsidiaries and business assets of $0.3 million for 2003 resulted from the sale of the Company’s wholly-owned subsidiary, WebNet Services Inc. The gain on the sale of subsidiaries and business assets of $0.1 million for 2002 resulted from the sale of the Company’s network services business.

See Note 18 for a discussion of dispositions related to discontinued operations companies.

Earnout and Put Agreements

Certain acquisition agreements included additional consideration, generally payable in shares of the Company’s common stock, contingent on profits of the acquired subsidiary. Upon earning this additional consideration, the value was recorded as additional goodwill. As of December 31, 2004, there were no earnout arrangements outstanding, and no earnouts were paid in 2004. During the years ended December 31, 2003 and 2002, 0.1 million common shares valued at $0.4 million and 1.4 million common shares valued at $6.6 million, respectively, were issued to satisfy earnouts and to purchase minority interests.

4. Inventories

Inventories consist of the following:

	December 31,
	2004	2003
	(in thousands)
Raw materials	$3,115	$1,982
Work in process	1,309	2,723
Finished goods	5,634	6,598
	10,058	11,303
Less: Allowance for excess and obsolescence	1,943	1,859

	$8,115	$9,444

Index to Consolidated Financial Statements

5. Notes Receivable

Notes receivable consist of the following:

	December 31,
	2004	2003
	(in thousands)
Due from purchaser of subsidiary, collateralized by pledge of rights to distributions from a joint venture of the purchaser and an unrelated entity, bears interest at the London Interbank Offered Rate plus 1.65%, payable in quarterly installments of principal and interest totaling $332. Allowance of $69 and $25 reflected in allowance for doubtful accounts in 2004 and 2003.	$69	$436

Due from purchaser of subsidiary, collateralized by pledge of investment securities, bears interest at prime, interest payable semi-annually, principal was due November 2004. Allowance of $2,328 reflected in allowance for doubtful accounts in 2004 and 2003.	2,328	2,328

Due from purchaser of subsidiary, collateralized by pledge of investment securities, principal payable in monthly installments, final payment due December 2006.	191	397

Due from officers, directors and employees of the Company, unsecured, bears interest at varying interest rates, due on demand. Allowance of $90 reflected in allowance for doubtful accounts in 2003.	153	653

Due from purchaser of divested subsidiary, collateralized by business assets, bears interest at 8%, payable in monthly installments of principal and interest of $10, balance due in February 2006. Allowance of $1,266 reflected in allowance for doubtful accounts in 2004 and 2003.	1,266	1,266

Due from purchaser of divested subsidiary, collateralized by personal guarantee and securities of the purchaser, bears interest at prime plus 1%, payable in monthly installments of interest only through March 2003, and then payable in monthly installments of principal and interest of $11 through December 2007.	309	412

Due from purchaser of divested subsidiary, collateralized, bears interest at 5%, payable in monthly payments of interest, and annual payments of principal through March 2005.	201	318

Other	30	61
	4,547	5,871
Less: Allowance for doubtful accounts	3,663	3,709
Less: Current portion	621	1,658

	$263	$504

6. Property and Equipment

Property and Equipment consist of the following:

	December 31,
	2004	2003
	(in thousands)
Land	$547	$546
Building and leasehold improvements	5,542	5,900
Equipment	10,759	9,530
Software	35	15
	16,883	15,991
Less: Accumulated depreciation	9,019	7,763

	$7,864	$8,228

Index to Consolidated Financial Statements

Included above are vehicles and equipment acquired under capital lease obligations in the amount of $0.3 million and $0.3 million at December 31, 2004 and 2003, respectively. Related accumulated depreciation amounted to $0.2 and $0.2 million as of December 31, 2004 and 2003, respectively.

Depreciation expense charged against income amounted to $1.9 million, $1.7 million and $3.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Accumulated depreciation related to disposals of property and equipment amounted to $0.6 million and $0.3 million in 2004 and 2003, respectively.

During 2002, the Company recorded an impairment charge of $6.4 million to write-down certain software related to its Digital Angel segment. The write off related to an exclusive license to a digital encryption and distribution software system, which was no longer usable. The charge is included in the consolidated statements of operations under the caption Asset Impairment.

7.  Goodwill

Goodwill consists of the excess of cost over fair value of net tangible and identifiable intangible assets of companies purchased. The Company applies the principles of SFAS No. 141, Business Combinations (“FAS 141”), and uses the purchase method of accounting for acquisitions of wholly-owned and majority-owned subsidiaries.

	December 31,
	2004	2003
	(in thousands)
Beginning balance	$94,560	$96,672
Acquisitions, earnout payments and other changes	4,863	450
Sale of business	—	(408)
Less goodwill impairment	—	(2,154)
Accumulated amortization	(31,229)	(31,229)

Carrying value	$68,194	$63,331

METHOD OF ACCOUNTING FOR GOODWILL

Upon the adoption of FAS 142, on January 1, 2002, the Company discontinued the amortization of goodwill. Instead, the Company is required to test goodwill for impairment annually as part of its annual business planning cycle during the fourth quarter of each year or earlier depending on specific changes in conditions surrounding its business units. (Other than goodwill, the Company has one intangible asset with an indefinite life, a trade name, valued at approximately $0.2 million).

As part of the implementation of FAS 142 on January 1, 2002, the Company was required to complete a transitional impairment test for goodwill. The transitional impairment test required the Company to compare the fair value of each of its reporting units to its carrying value. The business operations of the Company’s current reporting units are described above in Note 1. In the fourth quarters of 2004, 2003 and 2002, the Company tested goodwill at each reporting unit level.

At January 1, 2002, the Company’s reporting units consisted of the following (the Company’s reporting units listed below are those businesses, which have goodwill and for which discrete financial information is available and upon which segment management makes operating decisions). Goodwill was assigned to each applicable reporting unit as of the date of acquisition.

•	Advanced Technology segment’s Computer Equity Corporation;

•	Advanced Technology segment’s Perimeter Technology;

•	Advanced Technology segment’s Pacific Decision Sciences;

•	Pre-merger Digital Angel’s Animal Applications division;

•	Pre-merger Digital Angel’s Wireless and Monitoring division;

•	Pre-merger Digital Angel’s GPS and Radio Communications division; and

•	InfoTech.

Index to Consolidated Financial Statements

Methodology for Assigning Goodwill to Reporting Units:

The goodwill assigned to the Company’s reporting units was based on the goodwill resulting from the Company’s acquisition of the reporting unit, with the goodwill attributable to the merger of Destron Fearing Corporation, which was a publicly held company trading on the Nasdaq (“Destron”), and Digital Angel.net Inc. (“DA.net”) allocated between the Animal Applications and the Wireless and Monitoring reporting units. The merger of Destron and DA.net occurred in September 2000. The goodwill resulting from the Destron and DA.net merger was approximately $74.7 million, of which $50.7 million was allocated to Animal Applications and $24.0 was allocated to Wireless and Monitoring. (The Wireless and Monitoring reporting unit also included the goodwill associated with the acquisition of Timely Technology Corp., of approximately $7.5 million).

The Company believed that a portion of the goodwill resulting from the Destron and DA.net merger was due to the synergies of the combined companies. There were several potential benefits/synergies of the merger that it believed would contribute to the success of the combination. These potential benefits/synergies included:

•
the acceleration of the opportunities of the WSLD technology, formerly referred to as the Digital Angel technology, through the combination with Destron and the current products it offers, which establishes a company with stronger capabilities;

•
the combination of DA.net and Destron, with its injectable microchip technology and its current products in the animal identification markets, provide broader product offerings for the combined company;

•	improvement in the purchasing power of the combined company as compared to either company standing alone, resulting in reduced costs;

•
the management team of the combined company having greater depth of knowledge of the injectable microchip and animal identification industries and more business experience than that of either company standing alone;

•	the potential to expand the market presence of DA.net and Destron’s products globally through a larger combined sales force and geographically more extensive sales and distribution channels;

•	the complementary nature of each company’s product offerings as an extension of the offerings of the other company;

•	increased product diversification and penetration of each company’s customer base;

•	similarities in corporate culture; and

•	the opportunity for expanded research and development of the combined product offerings, including potential new product offerings.

Since none of the assets and liabilities resulting from the merger had been assigned to the Wireless and Monitoring reporting unit, the Company determined the allocation of the goodwill between the Animal Applications and Wireless and Monitoring reporting units based upon guidance provided in FAS 142. FAS 142 states that, “the methodology used to determine the amount of goodwill to assign to a reporting unit shall be reasonable and supportable and shall be applied in a consistent manner.” Since Destron was a publicly held company at the time of the merger, and as a result, its fair market value was readily determinable, the Company allocated to the Animal Applications reporting unit the amount of goodwill equal to Destron’s fair market value prior to the public announcement of the potential merger, which was approximately $50.7 million. This resulted in the allocation of approximately $24.0 million to the Wireless and

Index to Consolidated Financial Statements

Monitoring reporting unit, which the Company believed represented the fair market value of the unit at that point in time, based on its belief in the market potential for its WSLD technology, coupled with the synergies of the combined companies, as discussed above.

The Company’s methodology for estimating the fair value of each reporting unit at January 1, 2002, was a combination of impairment testing both internally (for the Computer Equity Corporation, Perimeter Technology, Pacific Decision Sciences and InfoTech reporting units based primarily on discounted future cash flows), and externally (by engagement of independent valuation professionals to analyze the reporting units associated with pre-merger Digital Angel, using a combination of comparable company and discounted cash flow analyses). If the fair value of a reporting unit exceeded its carrying value, then no further testing was required. However, if the carrying value of a reporting unit exceeded its fair value, then an impairment charge was required. Based upon the conclusion of the Company’s internal and external impairment testing methodology, the adoption of FAS 142 did not result in an impairment charge.

At December 31, 2002, the Company’s reporting units consisted of the following:

•	Advanced Technology segment’s Computer Equity Corporation:
•	Advanced Technology segment’s Perimeter Technology;
•	Advanced Technology segment’s Pacific Decision Sciences;
•	Digital Angel’s Animal Applications division;
•	Digital Angel’s Wireless and Monitoring division;
•	Digital Angel’s GPS and Radio Communications division;
•
Digital Angel’s Medical Systems (consisting of the business operations of MAS, which was acquired on March 27, 2002, and which is now included as part of discontinued operations in the financial statements); and

•	InfoTech.

The Company’s reporting units at December 31, 2003 were the same as its reporting units at December 31, 2002, except for the exclusion of Digital Angel’s Wireless and Monitoring division, as its goodwill was fully impaired at December 31, 2002, as discussed below. (The Wireless and Monitoring division was combined with the GPS and Radio Communications division on January 1, 2004).

The Company’s reporting units at December 31, 2004, consisted of the following:

•	Advanced Technology segment’s Computer Equity Corporation:
•	Advanced Technology segment’s Perimeter Technology;
•	Advanced Technology segment’s Pacific Decision Sciences;
•	Digital Angel’s Animal Applications division; and
•	Digital Angel’s GPS and Radio Communications division.

The Company’s methodology for estimating the fair value of each reporting unit during the fourth quarters of 2004, 2003 and 2002 was a combination of impairment testing performed both internally and externally. The tests for the Perimeter Technology and Pacific Decision Sciences reporting units were performed internally based primarily on discounted future cash flows. The tests for the Computer Equity Corporation reporting unit, the reporting units associated with Digital Angel and the InfoTech reporting unit were performed externally through the engagement of independent valuation professionals who performed valuations using a combination of comparable company and discounted cash flow analyses. The InfoTech reporting unit has a fiscal year ending on September 30, and therefore, its tests were performed during its fiscal 2003 and 2002 fourth quarters. If the fair value of a reporting unit exceeded its carrying value, then no further testing was required. However, if the carrying value of a reporting unit exceeded its fair value, then an impairment charge was recorded. The assumptions used in the comparable company and discounted cash flow analyses are described in Note 16.

Index to Consolidated Financial Statements

There was no impairment of goodwill in 2004. However, based upon the Company’s annual review for impairment in the fourth quarters of 2003 and 2002, the Company recorded goodwill impairment charges of $2.2 million and $31.5 million in 2003 and 2002, respectively. The impairment charge recorded in 2003 related to the goodwill associated with the Company’s InfoTech segment. The impairment charge for 2002 related to the goodwill associated with Digital Angel’s Wireless and Monitoring division. The impairments are more fully discussed in Note 18.

During the fourth quarters of 2003 and 2002, the Company also recorded goodwill impairment charges of $2.4 million and $30.7 million, respectively, and during the fourth quarter of 2003, it recorded an impairment charge of $0.6 million for other intangible assets, all of which were related to the Company’s Medical Systems operations, and all of which are now included in the Company’s losses from discontinued operations.

The changes in the carrying amount of goodwill for the two years ended December 31, 2004, by reporting unit are as follows (in thousands):

	Computer Equity Corporation(1)	Perimeter Technology(1)	Pacific Decisions Sciences (1)	WebNet Services Inc.(1)	Animal Applications(2)	GPS and Radio Communi-cations(2)	InfoTech	Total
Balance December 31, 2002	$16,178	$530	$1,504	$—	$43,971	$1,114	$2,154	$65,451
Earnout payments and other adjustments	—	—	—	408	—	34	—	442
Less sale of business	—	—	—	(408)	—	—	—	(408)
Less goodwill impairment	—	—	—	—	—	—	(2,154)	(2,154)
Balance December 31, 2003	$16,178	$530	$1,504	$—	$43,971	$1,148	$—	$63,331
Acquisitions and other adjustments	—	—	—	—	553	4,310	—	4,863
Balance December 31, 2004	$16,178	$530	$1,504	$—	$44,524	$5,458	$—	$68,194

(1)	Reporting unit is a component of the Advanced Technology segment.
(2)	Reporting unit is a component of the Digital Angel segment.

Index to Consolidated Financial Statements

8. Other Assets

Other Assets consist of the following:

	December 31,
	2004	2003
Proprietary software, net of accumulated amortization of $1,622 and $1,597	$187	$128
Loan acquisition costs, net of accumulated amortization of $44	—	443
Deposits	478	—
Officers’ life insurance	76	76
Other investments	—	248
Other intangible assets, net of accumulated amortization of $664 and $498	4,011	79
Other	423	28

	$5,175	$1,002

Amortization of other assets charged against income amounted to $0.7 million, $0.2 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

9. Other Accrued Expenses

Other Accrued Expenses consist of the following:

	December 31,
	2004	2003
	(in thousands)

Accrued wages and payroll expenses	$2,760	$1,728
Accrued severance	1,108	1,443
Accrued bonuses	1,044	2,270
Accrued purchases	2,108	4,857
Accrued legal reserves	3,866	3,746
Accrued professional fees	652	839
Other accrued expenses	5,858	5,346
Deferred revenue	3,415	2,488
	$20,811	$22,717

10. Notes Payable and Long-Term Debt

Notes Payable and Long-Term Debt consist of the following:

	December 31,
	2004	2003
	(in thousands)

Mortgage notes payable, collateralized by Digital Angel’s land and buildings, payable in monthly installments of principal and interest totaling $30 thousand, bearing interest at 8.18%, due through November 2010.	$2,331	$2,376

Convertible note payable, collateralized by all Digital Angel assets, net of unamortized discount of $113, due July 31, 2005, bearing interest at the higher of prime plus 1.75% or 6%.	—	1,601

Revolving note payable, collateralized by all Digital Angel Corporation assets, net of unamortized discount of $119, interest payable monthly at prime plus 2.5%, due in August 2006.	—	2,868

Line of credit, interest payable monthly at prime plus 2.25%, due in September 2004.	—	889

Line of credit, bears interest at Wells Fargo’s prime rate plus 3%, due in June 2007.	1,825	—

Notes payable - other and capital lease obligations	176	352
	4,332	8,086
Less: Current maturities	2,044	5,226

	$2,288	$2,860

Index to Consolidated Financial Statements

Wells Fargo Credit Facility and IBM Credit Wholesale Agreement

On June 30, 2004, InfoTech entered into a credit agreement and credit facility with Wells Fargo providing for up to $4.0 million in borrowings. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. The credit facility matures on June 29, 2007, and automatically renews for successive one-year periods thereafter unless terminated by either party. In connection with the execution of the credit facility, InfoTech and IBM Credit replaced a prior agreement for wholesale financing dated as of April 20, 1994, with a new wholesale financing agreement. Under the terms of the credit facility, Wells Fargo may, at its election, make advances as requested from time to time in amounts up to an amount equal to the difference between the borrowing base (described below) and the sum of (i) the amount outstanding under the credit facility, and (ii) the $0.6 million letter of credit agreement outstanding under the credit facility which secures InfoTech’s obligations to IBM Credit under the wholesale financing agreement. The borrowing base is equal to the lesser of $4.0 million or the amount equal to 85% of (i) eligible accounts receivable, plus (ii) the amount of available funds on deposit at Wells Fargo, and minus (iii) certain specified reserves. As of December 31, 2004, the borrowing base was approximately $3.5 million, the letter of credit was approximately $0.6 million, approximately $1.8 million was outstanding under the credit facility, and approximately $1.1 million was available under the credit facility. The balance outstanding is reflected in the consolidated balance sheet as of December 31, 2004, as a current liability in accordance with Emerging Issues Task Force (“EITF”) - 95-22.

The credit facility requires InfoTech to maintain certain financial covenants, limits its capital expenditures, and contains other standard covenants including prohibitions on its incurrence of additional debt, its sales of assets and other corporate transactions without Wells Fargo’s consent. As of September 30, 2004, Well Fargo provided InfoTech with a waiver of default of certain of the financial covenants.

Under the terms of the wholesale financing agreement, IBM Credit may, at its election, advance InfoTech up to $0.6 million to be used for the purchase of certain computer hardware and software products approved in advance by IBM Credit. Amounts outstanding under the wholesale financing agreement are required to be secured by a $0.6 million irrevocable letter of credit and bear finance charges in an amount to be agreed upon with IBM Credit from time to time. The wholesale financing agreement will remain in effect until terminated by either party upon at least 90 days prior written notice. As of December 31, 2004, $0.1 million was outstanding under the wholesale financing agreement, which is reflected in the Company’s consolidated balance sheets in accounts payable and accrued expenses.

Index to Consolidated Financial Statements

In connection with the execution of the Credit Agreement, Wells Fargo was paid an origination fee of $40,000. Each year Wells Fargo will be paid a facility fee of $15,000 and an unused line fee at the annual rate of 0.5% of the daily-unused amount under the credit facility. Minimum monthly interest is due based on minimum borrowings of $1.5 million. Additional fees are due if the credit facility is terminated by Wells Fargo upon default or if InfoTech terminates the credit facility prior to its termination date. Such fees are approximately $0.1 million during the first year, $60,000 during the second year and $20,000 each year thereafter.

The obligations under the credit facility have been guaranteed and the capital stock of certain of InfoTech’s subsidiaries has been pledged as collateral under a stock pledge agreement. In addition, certain rights under the loan agreement between InfoTech and the Company have been assigned to Wells Fargo under the terms of a collateral agreement, as more fully discussed in Note 24. The credit facility is further secured by a first priority security interest in substantially all of the assets of InfoTech.

Issuance of 8.5% Convertible Exchangeable Debentures

On June 30, 2003, the Company entered into the securities purchase agreement (the “Agreement”) with certain investors,. In connection with the Agreement, the Company issued to the purchasers its $10.5 million aggregate principal amount of 8.5% convertible exchangeable debentures due November 1, 2005. Subject to the terms under the various agreements, the debentures were convertible into shares of the Company’s common stock or exchangeable for shares of the Digital Angel common stock owned by the Company, or a combination thereof, at any time prior to the maturity date of November 1, 2005, at the purchasers’ option.

On November 12, 2003, the Company announced that it had entered into a letter agreement with its debenture holders. Under the letter agreement, the debenture holders were required to convert a minimum of 50% of the outstanding principal amount of the debentures plus all accrued and unpaid interest into shares of the Company’s common stock on November 12, 2003, the first conversion date. The conversion price was $3.50 per share. In addition, per the terms of the letter agreement the purchasers were required to convert any remaining outstanding principal amount of the debentures plus accrued interest on or before November 19, 2003, the second conversion date. The conversion price for the second conversion date was 84% of the volume weighted average trading price of the Company’s common stock for the five trading days prior to November 17, 2003, which average was $4.406. As of November 19, 2003, the total principal amount of the debentures were converted, and accordingly, the Company’s obligations under the debentures have been satisfied in full. The Company has issued an aggregate of 2.8 million shares of its common stock in connection with the conversions taking place on the first and second conversion dates. In addition, in connection with the conversions, the Company issued an aggregate of 0.3 million shares of the Digital Angel common stock that it owned at an exchange price of $2.20 per share per the terms of the debentures.

The proceeds upon issuance of the debentures were allocated as follows:

Face value of debentures	$10,500
Beneficial conversion feature	(3,120)
Relative fair value of warrants	(1,387)

Relative fair value of debentures	$5,993

The beneficial conversion feature was calculated as the difference between the beneficial conversion price and the fair value of the Company’s common stock, multiplied by the number of shares into which the debentures were convertible in accordance with EITF - 00-27. The beneficial conversion feature was recorded as a reduction in the value assigned to the debentures (original issue discount) and an increase in additional paid-in-capital. The value assigned to the warrants was recorded as a reduction in the value assigned to the debentures (original issue discount) and an increase in long-term liabilities.

Index to Consolidated Financial Statements

The original issue discount was $4.5 million and was being accreted over the life of the debentures as additional interest expense. During 2003, the Company incurred approximately $0.7 million of interest expense as a result of the accretion of the original issue discount.

In connection with the debentures, the Company incurred a placement agency fee of $0.4 million, and it reimbursed one of the purchasers $0.1 million for legal, administrative, due diligence and other expenses incurred to prepare and negotiate the transaction documents. The Company realized net proceeds of $10.0 million from the issuance of the debentures, after deduction of the placement agency fee and transaction costs. The Company used the net proceeds to repay a portion of the $30.0 million payment that it made to IBM Credit on June 30, 2003, which is more fully discussed below.

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

Common Stock Warrants Issued to the Debenture Holders

In connection with the debentures, the Company granted to the debenture holders warrants to acquire approximately 0.5 million shares of the Company’s common stock, or 0.95 million shares of the Digital Angel common stock owned by the Company, or a combination of shares from both companies, at the purchasers’ option. The exercise prices are $2.749 and $3.178 for the Company’s common stock and the Digital Angel common stock, respectively. The warrants are subject to anti-dilution provisions, vested immediately and are exercisable through June 30, 2007. The value assigned to the warrants was recorded as a reduction in the value assigned to the debentures (original issue discount) and an increase in long-term liabilities. The liability for the warrants, to the extent potentially settleable in shares of the Digital Angel common stock owned by the Company, is being revalued at each reporting period using the Black-Scholes option-pricing model and based on the closing price of Digital Angel’s common stock, with any resulting increase/decrease being recorded as an increase/reduction in interest expense. During 2004 and 2003, the Company recorded interest expense of $1.4 million and $2.0 million, respectively, as a result of such revaluations. Changes in the market price of Digital Angel’s common stock in the future will continue to result in additional interest expense or credits to operations. In addition, the Company will be required to record an impairment loss if the carrying value of the Digital Angel common stock underlying the warrants exceeds the exercise price. Should the holders of outstanding warrants elect to exercise such warrants and opt to take shares of Digital Angel common stock, such exercise may result in the Company recording a gain on the sale transaction equal to the amount of the warrant liability on the date of exercise. During the fourth quarter of 2004, warrants exercisable for 0.18 million shares of the Digital Angel common stock owned by the Company were exercised for such shares. The Company realized proceeds of $0.6 million from the exercise of the warrants and recorded a gain of approximately $0.8 million as a result of such exercise. As of December 31, 2004, there were 0.77 million warrants exercisable into Digital Angel common stock owned by the Company remaining.

Digital Angel granted a five-year warrant to the debenture holders to acquire up to 0.5 million shares of its common stock at an exercise price of $2.64 per share. The warrant was issued in consideration for a waiver from the debenture holders, which allowed the Company to register the shares that were issued in connection with a share exchange agreement between the Company and Digital Angel. The fair value of the warrant of approximately $0.8 million was determined

Index to Consolidated Financial Statements

using the Black-Scholes valuation model and was recorded as interest expense during 2003.

Digital Angel Debt Transactions

On July 31, 2003, Digital Angel entered into a securities purchase agreement to sell securities to Laurus. Under the terms of the securities purchase agreement, Digital Angel issued and sold to Laurus a two-year secured convertible note in the original principal amount of $2.0 million and a common stock warrant to purchase up to 0.1 million shares of Digital Angel’s common stock. The note was convertible, at Laurus’ option, into shares of Digital Angel’s common stock at a per share price of $2.33, subject to limitations. The note accrued interest at an annual rate equal to the greater of prime plus 1.75% or 6%. The exercise prices of the warrant range from $2.68 to $3.38 per share and the warrant was exercisable for five years. In connection with the note, Digital Angel and Laurus entered into a security agreement granting to Laurus a lien and security interest in Digital Angel’s assets. On August 28, 2003, Digital Angel entered into a second security agreement with Laurus under which it could borrow from Laurus the lesser of $5.0 million or an amount that was determined based on percentages of Digital Angel’s eligible accounts receivable and inventory as prescribed by the terms of a security agreement.  Under the security agreement, Digital Angel issued to Laurus a Secured Revolving Convertible Note (the “Revolving Note”) in the original principal amount of $3.5 million and a Secured Minimum Borrowing Convertible Note (the “Minimum Borrowing Note”) in the original principal amount of $1.5 million. The notes accrued interest at an annual rate equal to prime plus 2.50%. Digital Angel used proceeds from the loans from Laurus to satisfy in full its credit facility with Wells Fargo, which was cancelled effective August 28, 2003. Beginning May 28, 2004, the Minimum Borrowing Note and the Revolving Note were convertible, at Laurus’ option, into shares of Digital Angel’s common stock at a price per share of $2.64, subject to adjustments upward following each conversion of $2.0 million. As of December 31, 2004, Laurus had fully converted the obligations under these agreements into 0.6 million shares of Digital Angel’s common stock, and these agreements have been terminated. As a result of the conversions, Digital Angel recorded the unamortized portion of discount amortization and deferred debt cost amortization associated with these agreements of $0.8 million as interest expense in the fourth quarter of 2004.

Payment in Full of Obligations to IBM Credit

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

Amendment, Restatement and Waiver Fees Associated With IBM Credit Agreements

During 2002, IBM Credit amended and restated its credit agreements with the Company on several occasions. As part of the amendments and restatements to the credit agreements, the Company paid bank fees of $0.4 million in 2002. During 2001, the Company issued a five-year warrant to acquire 0.3 million shares of the Company’s common stock to IBM Credit valued at $1.9 million. In 2002, the Company agreed to re-price these warrants. The re-priced warrants were valued at $1.0 million. During 2002, IBM Credit provided the Company with a waiver of noncompliance of certain debt covenants under the IBM Credit Agreement. As consideration for the waiver, the Company issued to IBM Credit a five year warrant to acquire 0.3 million shares of the Company’s common stock at $1.50 per share, valued at approximately $1.3 million, and a five year-warrant to purchase approximately 1.8 million shares of the Company’s wholly-owned subsidiary, VeriChip Corporation’s common stock at $0.05 per share, valued at approximately $44,000. The fair value of the warrants was determined using the Black-Scholes valuation option-pricing model, and was recorded as interest expense in 2002.

Index to Consolidated Financial Statements

In addition, as a result of the merger between pre-merger Digital Angel and MAS, warrants convertible into common stock of Digital Angel that were previously issued to IBM Credit were revalued using the Black Scholes valuation method, resulting in additional deferred financing costs of $1.1 million in 2002. The bank fees and fair value of the warrants have been recorded as interest expense. During 2004, the 0.6 million warrants to acquire the Company’s common stock, which were granted to IBM Credit in 2001 and 2002, were exercised via a cashless exercise, into 0.4 million shares of the Company’s common stock.

The scheduled payments due based on maturities of long-term debt and amounts subject to acceleration at December 31, 2004 are presented in the following table.

Year	Amount (in thousands)
2005	$2,044
2006	61
2007	59
2008	63
2009	69
Thereafter	2,036
$4,332

Interest expense on the long and short-term notes payable and warrants settleable in shares of the Digital Angel common stock owned by the Company amounted to $2.9 million, $22.6 million and $17.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The weighted average interest rate was 39.9% and 50% for the years ended December 31, 2004 and 2003, respectively.

The Medical Systems operations, which are included in discontinued operations, had a mortgage note obligation of approximately $0.9 million as of December 31, 2003. The mortgage note was paid in full on July 31, 2004.

11. Other Long-Term Liabilities

Other Long-Term Liabilities consist of the following:

	December 31,
	2004	2003
	(in thousands)

Warrants payable	$4,331	$3,430
Deferred revenue	744	—
Other	—	—

	$5,075	$3,430

12. Fair Value of Financial Instruments

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of those instruments.

Notes Receivable

The carrying value of the notes, net of the allowance for doubtful accounts, approximate fair value because either the interest rates of the notes approximate the current rate that the Company

Index to Consolidated Financial Statements

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

13.  Stockholders’ Equity (Deficit)

Preferred Shares

The Company has authorized 5.0 million shares of preferred stock, $10.00 par value, to be issued from time to time on such terms as are specified by the Company’s board of directors. At December 31, 2004, no preferred shares were issued or outstanding.

Warrants

The Company has issued warrants convertible into shares of common stock for consideration, as follows (in thousands, except exercise price):

Class of Warrants	Authorized	Issued	Exercised	Balance December 31, 2004	Exercise Price	Date of Issue	Exercisable Period
Class W	85	85	—	85	$44.28	October 2000	5 years
Class X	290	290	290	—	1.50	April 2001	5 years
Class Y	290	290	290	—	1.50	August 2002	5 years
Class Z	535	535	102	433	2.75	June 2003	4 years
Series A	1,000	1,000	1,000	—	2.75	April 2004	6 months
Series B	667	667	—	667	3.30	April 2004	5 years
Series C	1,500	1,500	—	1,500	4.33	October 2004	5 months
Series D	667	667	—	667	5.09	October 2004	5 years
	5,034	5,034	1,682	3,352

The class W warrants were issued in 2000 in connection with the Company’s Series C preferred stock issuance. The warrants were valued at $0.6 million, and were recorded as a discount on the preferred stock at issuance.

The class X warrants were issued to IBM Credit in connection with an “Acknowledgement, Waiver and Amendment No. 1 to the Second Amended and Restated Term and Revolving Credit Agreement” with IBM Credit. The warrants were valued at $1.9 million. Under the terms of the IBM Credit Agreement, which became effective on March 27, 2002, these warrants were re-priced from an exercise price of $12.50 per share to an exercise price of $1.50 per share. The re-priced warrants were valued at $1.0 million. The fair values of the warrants and the re-priced warrants were reflected as deferred financing fees and were amortized as interest expense. IBM Credit exercised theses warrants via a cashless exercise on October 27, 2004.

The class Y warrants were issued to IBM Credit in connection with the IBM Credit Agreement.

Index to Consolidated Financial Statements

The warrants were valued at $1.3 million. The fair value of the warrants was reflected as deferred financing fees and was amortized as interest expense. IBM Credit exercised theses warrants via a cashless exercise on October 27, 2004.

The class Z warrants were issued in connection with the debentures. The warrants were originally valued at $1.4 million. The original fair value assigned to the warrants was recorded as a reduction in the value assigned to the debentures (original issue discount) and an increase in long-term liabilities. The original issue discount was amortized as interest expense. The unamortized portion of the original issue discount was fully expensed during the fourth quarter of 2003, when the debentures were satisfied in full. The warrants are settleable in either the Company’s common stock or shares of the Digital Angel Corporation common stock owned by the Company, or a combination of both, at the holders’ option. The liability for the warrants, to the extent potentially settleable in shares of the Digital Angel common stock owned by the Company, is being revalued at each reporting period and any resulting increase/decrease results in an increase/reduction in interest expense. During 2004 and 2003, the Company recorded interest expense of $1.4 million and $2.0 million, respectively, as a result of such revaluations. The Company will be required to record an impairment loss if the carrying value of the Digital Angel common stock underlying the warrants exceeds the exercise price. Should the holders elect to exercise the warrants into shares of the Digital Angel common stock owned by the Company, such exercise may result in the Company recording a gain on the transaction. In November 2004, approximately 0.1 million warrants were exercised into approximately 0.2 million shares of the Digital Angel common stock that the Company owned resulting in a gain on the transaction of approximately $0.8 million. The warrants are subject to adjustment upon:

•	the issuance of shares of common stock, or options or other rights to acquire the Company’s common stock, at an issue price lower than the exercise price under the warrants;
•	the declaration or payment of a dividend or other distribution on the Company's common stock;
•	the issuance of any other of the Company's securities on a basis which would otherwise dilute the purchase rights granted by the warrants.

The issuance of the Company’s common stock to Strategic Satellite in April 2004 triggered the anti-dilution provision under the warrant agreement and, as a result, the exercise price for the exercise of the warrants into shares of the Company’s common stock was reduced from $5.64 per share to $2.75 per share.

The Series A and B warrants were issued to Satellite Strategic in connection with a securities purchase agreement effective April 16, 2004. The Series A warrant was exercisable for 1.0 million shares of the Company’s common stock. The exercise price of the Series A warrant was $2.749 per share. The Series A warrant, initially expiring on July 11, 2004, was extended until October 11, 2004. Satellite Strategic exercised the Series A warrant on October 11, 2004. As a result of the extension of the Series A warrant, the Company recorded the fair value of the extension of approximately $0.2 million as an additional cost of the transaction. Such cost did not result in an increase or decrease in the stockholders’ equity in 2004. The Series B warrant is exercisable for 0.7 million shares of the Company’s common stock. The exercise price of the Series B warrant is $3.299 per share. The Series B warrant may be exercised at any time beginning on April 16, 2005, and expiring on April 16, 2010.

The Series C and D warrants were issued to Satellite Strategic in connection with a securities purchase agreement effective October 21, 2004. The Series C warrant is exercisable into an additional 1.5 million shares of the Company’s common stock at an exercise price of $4.33 per share. The Series C warrant may be exercised at any time, at Satellite Strategic’s option, until April 28, 2005. The Series D warrant is exercisable into approximately 0.7 million shares of the Company’s common stock at an exercise price of $5.05 per share. The Series D warrant is exercisable beginning on October 21, 2005, and expires on October 21, 2010.

The valuation of warrants utilized the following assumptions in the Black-Scholes valuation model:

Warrant Series	Dividend Yield	Volatility	Expected Lives (Yrs.)	Risk-Free Rates

W	0%	43.41%	1.69	6.4%

X (initial grant)	0%	53.32%	5.0	4.6%

X (re-pricing)	0%	68.75%	4.0	4.4%

Y	0%	68.75%	5.0	3.3%

Z (initial grant)	0%	76.00%	4.0	1.5%

Z (revaluation)	0%	126.76%	3.4	2.8%

A	0%	69.00%	0.25	0.96%

A (revaluation)	0%	69.00%	0.25	1.3%

B	0%	69.00%	6.0	3.38%

C	0%	50.00%	0.42	2.00%

D	0%	50.00%	6.0	3.31%

Index to Consolidated Financial Statements

Stock Option Plans

During 1996, the Company adopted a nonqualified stock option plan (the “Option Plan”). During 2000, the Company adopted the 1999 Flexible Stock Plan (the “1999 Flexible Plan”). With the 2000 acquisition of Destron Fearing, the Company acquired two additional stock option plans, an Employee Stock Option Plan and Non-employee Director Stock Option Plan. The names of the plans were changed to Digital Angel.net Inc. Stock Option Plan (the “Employee Plan”) and the Digital Angel.net Inc. Non-employee Director Stock Option Plan (the “Director Plan”). During 2003, the Company adopted the 2003 Flexible Stock Plan (the “2003 Flexible Plan”).

Under the Option Plan, options for 1.0 million common shares were authorized for issuance to certain officers, directors and employees of the Company. As of December 31, 2004, approximately 1.0 million options have been issued and 0.2 million are outstanding under the Option Plan. The options may not be exercised until one to three years after the options have been granted, and are exercisable for a period of five years.

Under the 1999 Flexible Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights (SARs) or Performance Shares may be granted to officers, directors and employees of the Company is 3.6 million. As of December 31, 2004, 3.6 million options have been granted, net of forfeitures, and 1.3 million are outstanding. The options may not be exercised until one to three years after the grant date, and are exercisable over a period of five years.

Under the Employee Plan, the Plan authorized the grant of options to the employees to purchase shares of common stock. As of December 31, 2004, 0.1 million options have been granted and 0.1 million are outstanding. The Plan provides for the grant of incentive stock options, as defined in the Internal Revenue Code, and non-incentive options. The Plan has been discontinued with respect to any future grant of options.

Under the Director Plan, the Plan authorized the grant of options to the non-employee directors to purchase shares of common stock. As of December 31, 2004, 30,000 options have been granted and 14,000 are outstanding. The Plan has been discontinued with respect to any future grant of options.

Under the 2003 Flexible Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights (SARs) or Performance Shares may be granted to officers, directors and employees of the Company is 2.6 million. As of December 31, 2004, 2.4 million options have been granted and 2.3 million are outstanding. The options may not be exercised until one to four years after the grant date, and are exercisable over a period of seven years. In addition, as of December 31, 2004, 30,000 shares of restricted common stock have been granted under the 2003 Flexible Plan to non-employee directors in payment of certain directors’ fees.

No SARs have been granted under the aforementioned plans.

In addition, as of December 31, 2004, we have granted approximately 0.1 million options and have

Index to Consolidated Financial Statements

outstanding 0.1 million options, which were granted outside of the above plans as an inducement to employment or for consulting services.

A summary of stock option activity for 2004, 2003 and 2002 is as follows (in thousands, except weighted-average exercise price):

	2004		2003		2002
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding on January 1	2,492	$9.30	3,404	$7.10	3,023	$7.60
Granted (1)	1,868	2.73	2,017	1.40	1,013	3.20
Exercised (1)	(212)	2.59	(1,544)	0.30	(629)	2.30
Forfeited (1)	(80)	15.99	(1,385)	2.80	(3)	10.09
Outstanding on December 31	4,068	6.41	2,492	9.30	3,404	7.10

Exercisable on December 31	2,126	9.79	1,780	11.30	2,372	8.70

Shares available on December 31
for options that may be granted	253		758		28

(1)	Amounts for 2003 include approximately 1.3 million options, which were re-priced in 2003 in connection with severance agreements. See Note 15.

The Company incurred (recovered) approximately $32,000, $(1.3) million and $0.7 million of non-cash stock based compensation expense during 2004, 2003 and 2002, respectively, due primarily to re-pricing 1.9 million stock options during 2001. The re-priced options are more fully described in Note 14. These non-cash, stock-based charges (recoveries) are reflected in the consolidated statements of operations in selling, general and administrative expense.

The following table summarizes information about stock options at December 31, 2004, (in thousands, except weighted-average amounts):

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 0.01 to $10.00	3,476	6.1	$3.04	1,533	$3.35
$10.01 to $20.00	119	2.4	14.64	119	14.64
$20.01 to $30.00	367	1.1	24.98	367	24.98
$30.01 to $40.00	62	1.1	34.78	62	34.78
$40.01 to $50.00	25	0.8	44.97	25	44.97
$50.01 to $60.00	18	0.7	54.85	18	54.85
$60.01 to $80.00	1	1.1	75.00	1	75.00
	4,068	5.4	$6.41	2,126	$9.79

In addition to the above options, certain subsidiaries of the Company have issued options to various employees, officers and directors. Information pertaining to option plans of the Company’s subsidiaries is as follows:

Digital Angel Corporation
During 1999, Digital Angel adopted a non-qualified stock option plan (the “Stock Option Plan”). In connection with the merger with MAS, pre-merger Digital Angel assumed the options granted under the Stock Option Plan under its Amended and Restated Digital Angel Corporation Transition Stock Option Plan (“DAC Stock Option Plan”). As amended, the DAC Stock Option Plan provides 16.2 million shares of Digital Angel’s common stock for which options may be granted. As of December 31, 2004, options to purchase 4.5 million shares of Digital Angel’s common stock were outstanding and 4.1 million shares of Digital Angel’s common stock were available for the grant of options under the DAC Stock Option Plan. The options vest as

Index to Consolidated Financial Statements

 determined by Digital Angel’s board of directors and are exercisable for a period of no more than 10 years.

Under MAS’s nonqualified stock option plan (the “MAS Stock Option Plan”), options may be granted at or below the fair market value of the stock and have five and ten year lives. Options granted to certain individuals vest ratably over three years. As of December 31, 2004, options to purchase 0.5 million shares of Digital Angel’s common stock were outstanding and 0.3 million shares of Digital Angel’s common stock were available for the grant of options under the plan. The MAS Stock Option Plan provides for 1.6 million shares of Digital Angel’s common stock for which options may be granted.

A summary of stock option activity for the aforementioned plans for 2004, 2003 and 2002 is as follows (in thousands, except exercise price data):

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding on January 1	7,357	$2.98	7,816	$2.56	5,148	$0.44
Granted	1,905	3.81	1,825	2.63	3,910	3.39
Assumed in MAS Acquisition	—	—	—	—	1,211	4.23
Exercised	(4,076)	2.94	(1,672)	0.67	(2,452)	0.25
Forfeited	(158)	3.90	(612)	3.44	(1)	10.00
Outstanding on December 31	5,028	3.23	7,357	2.98	7,816	2.56
Exercisable on December 31	3,255	2.94	5,333	3.07	3,893	1.70
Shares available for grant on December 31	4,412	—	1,157	—	2,370	—

The following table summarizes information about Digital Angel’s stock options, for the aforementioned plans, at December 31, 2004 (in thousands, except exercise price data):

	Outstanding Stock Options			Exercisable Stock
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.01 to $2.00	1,238	7.52	$1.30	1,204	$1.29
$ 2.01 to $4.00	3,412	8.68	3.63	1,773	3.48
$ 4.01 to $6.00	260	7.53	4.15	160	4.15
$ 8.01 to $10.00	118	5.38	10.00	118	10.00
	5,028		$3.23	3,255	$2.94

InfoTech USA, Inc.

In February 1998, InfoTech’s shareholders approved a stock option plan (the “InfoTech 1998 Plan”), as amended. Under the InfoTech 1998 Plan, 1.0 million shares of InfoTech’s common stock are reserved for issuance upon the exercise of options designated as either incentive stock options or non-qualified stock options. The InfoTech 1998 Plan will terminate in February 2008. During 1998, 1999 and 2000, options were granted to directors and employees of InfoTech with immediate vesting. All other options granted under the plan vest over a four-year period following the date of grant. Options granted under the InfoTech 1998 Plan expire from five to 11 years from the date of grant. As of December 31, 2004, 0.8 million options have been issued under the InfoTech 1998 Plan and 0.1 million options remain outstanding.

In March 2001, the shareholders of InfoTech approved the InfoTech USA, Inc. 2001 Flexible Stock Plan (the “InfoTech 2001 Plan”). Under the InfoTech 2001 Plan, the number of shares which were issued, or for which options, SARs or performance shares may be granted to certain directors, officers and employees of InfoTech was 2.5 million with a provision for an annual increase,

Index to Consolidated Financial Statements

effective as of the first day of each calendar year, commencing with 2002, equal to 25% of the number of InfoTech USA, Inc.’s outstanding shares as of the first day of such calendar year, but in no event more than 10.0 million shares in the aggregate. As of December 31, 2004, 4.0 million stock options have been issued under the InfoTech 2001 Plan, and 3.1 million were outstanding as of December 31, 2004. No SARs have been granted as of December 31, 2004. The options may not be exercised until six-months to one year after the options have been granted, and are exercisable over a period ranging from seven to ten years.

VeriChip Corporation

In February 2002, the board of directors of VeriChip Corporation approved the VeriChip Corporation 2002 Flexible Stock Plan (the “VeriChip 2002 Plan”). Under the VeriChip 2002 Plan, the number of shares for which options, SARs or performance shares may be granted to certain directors, officers, and employees is 8.9 million. As of December 31, 2004, 8.2 million options, net of forfeitures, have been granted to directors, officers, and employees under the plan, and all of the options granted were outstanding as of December 31, 2004. The options vest from one to two years from the date of grant and expire ten years from the vesting date. As of December 31, 2004, no SARs have been granted under the VeriChip 2002 Plan.

Thermo Life Energy Corp.

In April 2003, the board of directors of Thermo Life Energy Corp. approved the Thermo Life Energy Corp. 2003 Flexible Stock Plan (the “Thermo Life 2003 Plan”). Under the Thermo Life 2003 Plan, the number of shares for which options, SARs or performance shares may be granted to certain directors, officers and employees is 7.0 million. As of December 31, 2003, 3.9 million options have been granted to directors, officers and employees under the plan, and all of the options granted were outstanding as of December 31, 2004. The options vest from six months to three years from the date of grant and expire seven years from the vesting date. As of December 31, 2004, no SARs have been granted under the Thermo Life 2003 Plan.

All options granted under the stock option plans of the Company’s subsidiaries have been issued at the fair market value on the date of grant.

Qualified Employee Stock Purchase Plan

During 1999, the Company adopted a non-compensatory, qualified Employee Stock Purchase Plan (the Stock Purchase Plan). Under the Stock Purchase Plan, options are granted at an exercise price of the lesser of 85% of the fair market value on the date of grant or 85% of the fair market value on the exercise date. Under the Stock Purchase Plan, options for 0.9 million common shares were authorized for issuance to substantially all full-time employees of the Company, of which 0.3 million shares have been issued and exercised through December 31, 2004. Each participant’s options to purchase shares will be automatically exercised for the participant on the exercise dates determined by the Company’s board of directors.

14. Stock-Based Compensation Expense Associated With Options And Notes Receivable for Stock Issuances

The Company incurred (recovered) approximately $32,000, $(1.3) million and $0.7 million of non-cash, stock-based compensation expense during 2004, 2003 and 2002, respectively, due primarily to re-pricing 1.9 million stock options during 2001. The re-priced options had original exercise prices ranging from $6.90 to $63.40 per share and were modified to change the exercise price to $1.50 per share. Due to the modification, these options are being accounted for as variable options under APB No. 25 and, accordingly, fluctuations in the price of the Company’s common stock result in increases and decreases of non-cash, stock-based compensation expense until the options are exercised, forfeited or expired.

During 2004 and 2003, the Company recovered approximately $0.3 million and incurred approximately $0.1 million, respectively, for charges to increase valuation reserves associated with

Index to Consolidated Financial Statements

the uncollectibility of notes received for stock issuances. These reserves related primarily to notes received for stock issuances to directors and officers being held in escrow by the Company.

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

15. Severance Agreements

On March 21, 2003, Richard J. Sullivan, the Company’s then chairman of the board and chief executive officer, retired from such positions. The Company’s board of directors negotiated a severance agreement with Richard Sullivan under which he received a one-time payment of 5.6 million shares of the Company’s common stock. The Company issued the shares to Richard Sullivan on March 1, 2004. In addition, stock options held by him exercisable for approximately 1.1 million shares of the Company’s common stock were re-priced. The options surrendered had exercise prices ranging from $1.50 to $3.20 per share and were replaced with options exercisable at $0.10 per share. All of the re-priced options have been exercised. Richard Sullivan’s severance agreement provides that the payment of shares and re-pricing of options provided for under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. Richard Sullivan’s employment agreement provided for payments of salary, bonus, supplement compensation and a lump sum payment of approximately $12.1 million upon the occurrence of a triggering event as defined in the agreement, including Richard Sullivan’s ceasing to serve as the Company’s chairman of the board or chief executive officer for any reason other than due to his material default. Accordingly, the Company was obligated to pay Richard Sullivan approximately $17.3 million under, or in connection with, the termination of his employment agreement. In view of the Company’s cash constraints at the time and its need at the time to dedicate its cash resources to satisfying its obligations to IBM Credit, the Company commenced negotiations with Richard Sullivan that led to the proposed terms of his severance agreement. The severance agreement required the Company to make approximately $3.9 million less in payments to Richard Sullivan than would have been owed to him under his employment agreement.

On March 21, 2003, Jerome C. Artigliere, the Company’s then senior vice president and chief operating officer, resigned from such positions. Under the terms of his severance agreement, Mr. Artigliere received 0.5 million shares of the Company’s common stock. The Company issued the shares to Mr. Artigliere on March 1, 2004. In addition, stock options held by him exercisable for approximately 0.2 million shares of the Company’s common stock were re-priced. The options surrendered had exercise prices ranging from $1.50 to $3.20 per share and were replaced with options exercisable at $0.10 per share. All of the re-priced options have been exercised. Mr. Artigliere’s severance agreement provides that the payment of shares and re-pricing of options provided under that agreement is in lieu of all future compensation and other benefits that would have been owed to him under his employment agreement. That agreement required the Company to make payments of approximately $1.5 million to Mr. Artigliere.

As a result of the termination of Richard Sullivan’s employment with the Company, a “triggering event” provision in the severance agreement the Company entered into with Garrett Sullivan, the Company’s former vice chairman of the board, (who is not related to Richard Sullivan) at the time of his ceasing to serve in such capacity in December 2001, has been triggered. The Company negotiated a settlement of its obligations under Garrett Sullivan’s severance agreement that required the Company to issue to Garrett Sullivan 0.8 million shares of the Company’s common stock. The Company issued the shares, valued at approximately $3.5 million, to Garrett Sullivan on February 17, 2004.

Index to Consolidated Financial Statements

The Company’s shareholders have approved the issuances of the common stock and have ratified the re-pricing of the options under the terms of the severance agreements with Richard J. Sullivan and Jerome C. Artigliere and they have approved the issuance of the common stock under the agreement entered into with Garrett Sullivan. The terms of each of the severance agreements were subject to shareholder approval, in accordance with applicable Nasdaq rules, because the agreements: (i) were deemed to be compensatory arrangements under which the Company’s common stock was being acquired by officers or directors; and (ii) in Richard Sullivan’s case, such issuance may have resulted in his potentially holding more than 20% of the outstanding shares of the Company’s common stock following the issuance of the shares and exercise of options covered by his severance agreement.

During the year ended December 31, 2003, as a result of the terminations of Messrs. Sullivan and Artigliere, the Company recorded severance expense of approximately $18.1 million, including $2.7 million of expense relating to the re-priced options. The severance expense is included in the consolidated statements of operations in selling, general and administrative expense.

16. Asset Impairment

Asset impairment during the years ended December 31, 2003 and 2002 was (the Company did not record any impairment in 2004):

	2003	2002
Goodwill:
Digital Angel	$—	$31,460
InfoTech	2,154	—
Total goodwill	2,154	31,460
Property and equipment	—	6,860
Software and other	302	337
	$2,456	$38,657

As of December 31, 2004, the net carrying value of the Company’s goodwill was $68.2 million. There was no impairment of goodwill upon the adoption of FAS 142 on January 1, 2002, or upon the Company’s annual review for impairment in the fourth quarter of 2004. However, based upon the Company’s annual review for impairment in the fourth quarters of 2003 and 2002, the Company recorded goodwill impairment charges of $2.2 million and $31.5 million in 2003 and 2002, respectively. The impairment charge recorded in 2003 related to the goodwill associated with the Company’s InfoTech segment. The impairment charge for 2002 related to the goodwill associated with Digital Angel’s Wireless and Monitoring division, (effective January 1, 2004, Digital Angel combined its Wireless and Monitoring division with its GPS and Radio Communications division).

During the fourth quarters of 2003 and 2002, the Company also recorded impairment charges of $2.4 million and $30.7 million of goodwill, respectively, and $0.6 million of intangible assets associated with Digital Angel’s Medical Systems operations, all of which are included in discontinued operations, as more fully discussed in Note 18.

In accordance with FAS 142, upon adoption, the Company was required to allocate goodwill to its reporting units. The Company’s reporting units are those businesses, which have goodwill and for which discrete financial information is available and upon which segment management make operating decisions. The Company’s reporting units and its methodology for assigning goodwill to its reporting units is described in Note 7.

The Company’s methodology for estimating the fair value of each reporting unit during the fourth quarters of 2004, 2003 and 2002 was a combination of impairment testing performed both internally and externally. The tests for the Perimeter Technology and Pacific Decision Sciences reporting units were performed internally based primarily on discounted future cash flows. The tests for the Computer Equity Corporation reporting unit, the reporting units associated with

Index to Consolidated Financial Statements

Digital Angel and the InfoTech reporting unit were performed externally through the engagement of independent valuation professionals who performed valuations using a combination of comparable company and discounted cash flow analyses). The InfoTech reporting unit has a fiscal year ending on September 30, and therefore, these tests were performed during their fiscal 2003 and 2002 fourth quarters. If the fair value of a reporting unit exceeded its carrying value, then no further testing was required. However, if the carrying value of a reporting unit exceeded its fair value, then an impairment charge was recorded.

Digital Angel engaged an independent valuation firm to review and evaluate the goodwill of Digital Angel, as reflected on the Company’s books as of December 31, 2004, 2003 and 2002. Independently, the valuation firm reviewed the goodwill of the various reporting units associated with Digital Angel at the request of Digital Angel’s management. Digital Angel’s management compiled the cash flow forecasts, growth rates, gross margin, fixed and variable cost structure, depreciation and amortization expenses, corporate overhead, tax rates, and capital expenditures, among other data and assumptions related to the financial projections upon which the valuation reports were based.

The valuation firm’s methodology including residual or terminal enterprise values were based on the following factors: risk free rate of 10 years; current leverage (E/V); leveraged beta - Bloomberg; unleveraged beta; risk premium; cost of equity; after-tax cost of debt; and weighted average cost of capital. These variables generated a discount rate calculation. The assumptions used in the determination of fair value using discounted cash flows were as follows:

•	Cash flows were generated for 5 years, which was the expected recovery period for the goodwill;
•	Earnings before interest, taxes, depreciation and amortization were used as the measure of cash flow; and
•
Discount rates ranging from 15% to 22.5% were used. The rates were determined based on the risk free rate of the 10-year U.S. Treasury Bond plus an applicable market risk premium. (The discount rate utilized by the Company was the rate of return expected from the market or the rate of return for a similar investment with similar risks).

Residual or Terminal Enterprise Value Calculation:

The independent valuation firm was engaged by Digital Angel to perform a company comparable analysis utilizing financial and market information on publicly traded companies that are considered to be generally comparable to its reporting units. Each analysis provided a benchmark for determining the terminal values for each business unit to be utilized in its discounted cash flow analysis. The analysis generated a multiple for each reporting unit, which was incorporated into the appropriate business unit’s discounted cash flow model.

The analyses for 2002 indicated that all of the goodwill associated with Digital Angel’s Wireless and Monitoring division of approximately $31.5 million was impaired, as discussed below.

On November 26, 2001, the Company launched the WSLD product, and during 2002, it marketed the product extensively. Despite the Company’s aggressive marketing campaign, the WSLD product did not achieve the Company’s forecasted revenues during 2002. Sales of the WSLD product were affected, in part, by the lack of GPS tracking capabilities within buildings. The Company is currently working on the development of the WSLD technology to include assisted GPS capabilities to enhance these “line of sight” issues. Neither the Company nor Digital Angel had a historical track record of achieving forecasts for new or existing technology products. The WSLD in a watch/pager form was the primary revenue driver for the Digital Angel’s Wireless and Monitoring division. In addition to the “line of sight issues,” the poor sales are partly explained by an overestimation of consumer demand as a result of a challenging economic environment (i.e. consumers considered the WSLD watch/pager to be a discretionary luxury item), and an uncertain marketplace (the Company overestimated consumer demand for an innovative and new technology to be introduced into the consumer marketplace). As of December 31, 2002, Digital Angel’s

Index to Consolidated Financial Statements

Wireless and Monitoring segment had not recorded any significant revenues from its WSLD product and it had not achieved the revenue projections used as the basis for the Company’s impairment tests upon the adoption of FAS 142 on January 1, 2002. At December 31, 2002, the market value of the Company’s investment in Digital Angel (AMEX:DOC) was approximately $50.0 million. In consideration of these factors, the newness of the WSLD Technology, the operating history of Digital Angel, the challenging economic environment and uncertainties in the marketplace along with the independent fair value measurement valuations performed by the independent professionals, and other valuations performed, the Company concluded that future cash flows from certain operations would not be sufficient to recover all of the $31.5 million of goodwill associated with Digital Angel’s Wireless and Monitoring division. Accordingly, this amount was recorded as an impairment charge during the fourth quarter of 2002.

The Company’s InfoTech segment operates on a September 30 fiscal year end. As part of InfoTech’s fiscal year end planning cycle, InfoTech’s management engaged an independent valuation firm to review and evaluate its goodwill of approximately $2.2 million. The goodwill resulted from prior acquisitions by InfoTech. The methodology used by the independent valuation firm to evaluate InfoTech’s goodwill was the same as discussed above for the evaluations associated with Digital Angel. Based on the evaluation, InfoTech’s goodwill was not impaired as of September 30, 2003. However, InfoTech has not achieved its projected operating results, and it had not returned to profitability (InfoTech has incurred losses during the past several years.). Also, the market value of InfoTech’s common stock, even after adjustment for its limited public float, was significantly less at December 31, 2003, than its book value. In addition, third parties had expressed interest in purchasing InfoTech for amounts less than the Company’s carrying value. As a result of these factors, the Company believed that the full value of InfoTech’s goodwill of approximately $2.2 million was impaired as of December 31, 2003.

Future goodwill impairment reviews may result in additional write-downs. Such determination involves the use of estimates and assumptions, which may be difficult to accurately measure or value.

In the fourth quarter of 2002, Digital Angel Corporation impaired $6.4 million of software associated with its former Wireless and Monitoring segment. The write off related to an exclusive license to a digital encryption and distribution software system. The charge is included in the consolidated statements of operations under the caption Asset Impairment.

As a result of the restructuring and revision to the Company’s business model in 2001, the plan to implement an enterprise wide software system purchased in 2000 was discontinued during the third quarter of 2001, at which time the associated software costs were fully written off and the computer hardware was written down to its estimated net realizable value. During 2002, the remaining value of the equipment, which was no longer deemed saleable of approximately $0.5 million, was written off.

Index to Consolidated Financial Statements

17.  Income Taxes

The provision for income taxes consists of:

	2004	2003	2002
Current:
United States at statutory rates	$74	$101	$392
International	3	—	3
Loss	—	—	—
Current income tax provision	77	101	395
Deferred:
United States		1,601	(69)
Deferred income taxes provision (credit)	—	1,601	(69)

	$77	$1,702	$326

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2004	2003
Deferred Tax Assets:
Liabilities and reserves	$5,768	$6,104
Stock-based compensation	1,094	11,847
Property and equipment	109	2,142
Net operating loss carryforwards	94,517	68,504
Gross deferred tax assets	101,488	88,597
Valuation allowance	(100,140)	(87,274)
	1,348	1,323
Deferred Tax Liabilities:
Installment sales	1,151	1,151
Intangible assets	197	172
	1,348	1,323

Net Deferred Tax Asset	$—	$—

The valuation allowance for deferred tax asset increased by $12.9 million and decreased by $5.9 million in 2004 and 2003, respectively, due mainly to the generation and use of net operating losses. The valuation allowance was provided for net deferred tax assets that exceeded the level of existing deferred tax liabilities and the Company’s projected pre-tax income.

Approximate domestic and international (loss) income from continuing operations before provision for income taxes consists of:

	2004	2003	2002

Domestic	$(12,330)	$12,312	$(95,464)
International	2,111	(2,004)	(513)

	$(10,219)	$10,308	$(95,977)

At December 31, 2004, the Company had aggregate net operating loss carryforwards of approximately $236.3 million for income tax purposes that expire in various amounts through 2024. In 2003, the Company’s gain on extinguishment of debt is excluded from taxable income under § 108(a)(1)(B) of the Internal Revenue Code. As a result, the net operating loss carryforwards at December 31, 2004 have been reduced by the amount of the gain of $70.1

Index to Consolidated Financial Statements

million. Approximately $34.9 million of the net operating loss carryforwards were acquired in connection with various acquisitions and are limited as to use in any particular year based on Internal Revenue Code sections related to change of ownership restrictions. Digital Angel and InfoTech file separate federal income tax returns. Of the aggregate net operating loss carryforwards, $60.6 million and $5.0 million relate to Digital Angel and InfoTech, respectively. These net operating loss carryforwards are available to only offset future taxable income of those companies. The Company’s goodwill is not deductible for tax purposes.

The reconciliation of the effective tax rate with the statutory federal income tax benefit rate is as follows:

	2004	2003		2002
	%	%		%

Statutory tax/(benefit) rate	(34)	34		(34)
Nondeductible intangibles amortization/impairment	1	27		17
State income taxes, net of federal benefits	(4)	2		—
Disallowed losses from capital transactions and changes in minority interest of subsidiary	15	10		—
Nondeductible interest	2	53		—
Gain on dispositions under share exchange agreement	12	—		—
Change in deferred tax asset valuation allowance	7 (1)	(104	)(1)	20
Other	1	3		3

	—	25		—

(1) Includes the tax effect on stock options exercised in 2004 and 2003 of (36)% and (18)% respectively.

18. Discontinued Operations

During the three-months ended June 30, 2004, Digital Angel’s board of directors approved a plan to sell its Medical Systems operations, which were acquired on March 27, 2002, and the business assets of Medical Systems were sold effective April 19, 2004. Medical Systems represented the business operations of MAS. Medical Systems business activities consisted of a staff of logistics specialists and physicians who provided medical assistance services and interactive medical information services to people traveling anywhere in the world. Services included coordination of medical care, provision of general medical information, physician consultation, translation assistance, claims handling and cost containment on behalf of assistance companies, insurance companies and managed care organizations. It also offered medical training services to the maritime industry, and sold a variety of kits containing pharmaceutical and medical supplies to its maritime and airline customers through its pharmaceutical warehouse facility located in Owings, Maryland.

The business assets of Medical Systems were sold to MedAire, Inc. in connection with an asset purchase agreement dated April 8, 2004, by and between Digital Angel and MedAire, Inc. Under the terms of the asset purchase agreement, the purchase price was $0.4 million, plus any prepaid deposits, the cost of certain pharmaceutical inventory and supplies, and the assumption of certain liabilities, reduced by any pre-billing to or pro-rata prepayments by certain customers. The assets sold included all of the tangible and intangible intellectual property developed for the medical services business including pharmaceutical supplies and other inventory items, customer and supplier contracts, computer software licenses, internet website and domain name and mailing lists, but did not include the land and building used by this operation. Medical Systems’ land and building were sold in a separate unrelated transaction to a third party on July 31, 2004 for approximately $1.5 million.

Index to Consolidated Financial Statements

Medical Systems was one of the Company’s reporting units in accordance with FAS 142. Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as discontinued operations in the Company’s financial statements, and prior periods have been restated. The following discloses the operating losses from discontinued operations for the years ended December 31, 2004, 2003 and 2002, which consist of the losses attributable to Medical Systems:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2004	2003	2002
Product revenue	$204	$875	$546
Service revenue	223	1,405	1,181
Total revenue	427	2,280	1,727
Cost of products sold	87	523	270
Cost of services sold	317	1,031	823
Total cost of products and services sold	404	1,554	1,093
Gross profit	23	726	634
Selling, general and administrative expense	1,187	776	769
Asset impairment	—	2,986	30,725
Depreciation and amortization	107	492	409
Interest and other (income) expense	(185)	(46)	31
Minority interest	(356)	(1,048)	(6,895)
Loss from discontinued operations	$(730)	$(2,434)	$(24,405)

The above results do not include any allocated or common overhead expenses. The Company has not provided a benefit for income taxes on the losses attributable to Medical Systems. The Company does not anticipate incurring additional losses associated with Medical Systems in the future. However, in accordance with FAS 144, any additional operating losses or changes in the values of assets or liabilities associated with Medical Systems will be reflected in the Company’s financial statements as incurred.

The asset impairments for Medical Systems consisted of the impairment of goodwill of approximately $2.4 million and $30.7 million as a result of the Company’s annual impairment tests performed during the fourth quarters of 2003 and 2002, respectively. In addition, during the fourth quarter of 2003, the Company incurred an impairment charge of approximately $0.6 million related to Medical Systems’ intangible assets.

On March 1, 2001, the Company’s board of directors approved a plan to offer for sale its IntelleSale business segment and several other non-core businesses. Prior to approving the plan, the assets and results of operations of the non-core businesses had been segregated for external and internal financial reporting purposes from the assets and results of operations of the Company. All of these non-core businesses were part of their own reporting unit for segment reporting purposes and all of these businesses were being held for sale. These five individually managed businesses operated in manufacturing and fabricating industries apart from the Company’s core businesses. Accordingly, these operating results have been reclassified and reported as discontinued operations for all periods presented. The plan of disposal anticipated that these entities would be sold or closed within 12 months from March 1, 2001, the defined “measurement date”.

As of December 31, 2004, the Company has sold or closed all of the businesses comprising discontinued operations. Proceeds from the sales of discontinued operations companies were used primarily to repay debt.

Index to Consolidated Financial Statements

Assets and liabilities of discontinued operations are as follows at December 31:

Medical Systems:	2004	2003
Assets
Accounts and unbilled receivables, net	$—	$453
Inventories	—	46
Other current assets	—	43
Property and equipment, net	—	1,137
Intangible and other assets, net	135	652
Total assets	$135	$2,331

Current Liabilities
Notes payable and current maturities of long-term debt	$—	$910
Accounts payable		71
Accrued expenses	129	99
Total Current Liabilities	129	1,080
Total Liabilities	129	1,080
Net assets Of Medical Systems	$6	$1,251

Intellesale and Other Non-Core Businesses:	2004	2003
Current Liabilities
Notes payable and current maturities of long-term debt	$26	$26
Accounts payable	4,178	4,178
Accrued expenses	1,297	5,341
Total current liabilities	5,501	9,545
Total liabilities	5,501	9,545
Net liabilities of Intellesale and other non-core businesses	$(5,501)	$(9,545)

Total Discontinued Operations:	2004	2003
Assets
Accounts and unbilled receivables, net	$—	$453
Inventories	—	46
Other current assets	—	43
Property and equipment, net	—	1,137
Intangible and other assets, net	135	652
Total assets	$135	$2,331

Current Liabilities
Notes payable and current maturities of long-term debt	$26	$936
Accounts payable	4,178	4,249
Accrued expenses	1,426	5,440
Total current liabilities	5,630	10,625
Total liabilities	5,630	10,625
Total net liabilities of discontinued operations	$(5,495)	$(8,294)

The Company accounted for its Intellesale segment and its other non-core businesses as discontinued operations in accordance with APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”). APB No. 30, of which portions related to the accounting for discontinued operations have been superceded by the provisions of FAS 144, required that the Company accrue estimates for future operating losses, gains/losses on sale, costs to dispose and carrying costs of these businesses at the time the businesses were discontinued. Accordingly, at December 31, 2000, the Company recorded a provision for operating losses and carrying costs during the phase-out period for its Intellesale and other non-core businesses including estimated disposal costs to be incurred in selling the businesses. Carrying costs consisted primarily of cancellation of facility and equipment leases, legal settlements, employment contract buyouts and sales tax liabilities.

Index to Consolidated Financial Statements

During 2004, 2003 and 2002, discontinued operations incurred an (increase) decrease in estimated loss on disposal and operating losses accrued on the measurement date of $2.2 million, $(0.4) million and $1.4 million, respectively. The primary reasons for the decrease in the estimated loss for 2004 were the settlements of litigation and sales tax liabilities for amounts less than anticipated. The primary reasons for the increase in estimated losses for 2003 were an increase in estimated facility cancellation costs of $0.2 million and the operations of the one remaining business unit in this segment, which was sold in July 2003. The primary reason for the decrease in estimated losses for 2002 was the settlement of litigation for an amount less than anticipated.

The Company does not anticipate any future losses related to discontinued operations as a result of changes in carrying costs. However, actual losses could differ from the Company’s estimates and any adjustments will be reflected in the Company’s future financial statements. During the years ended December 31, 2004, 2003 and 2002, the estimated amounts recorded were as follows:

	Year Ended December 31,
	2004	2003	2002
	(amounts in thousands)
Operating losses and estimated loss on the sale of business units	$—	$(205)	$(684)
Carrying costs decrease (increase)	2,185	(177)	2,104
Provision for income taxes	—	—	—
	$2,185	$(382)	$1,420

The following table sets forth the roll forward of the liabilities for operating losses and carrying costs from December 31, 2002 through December 31, 2004 (amounts in thousands):

Type of Cost	Balance, December 31, 2002	Additions	Deductions	Balance December 31, 2003
Operating losses and estimated loss on sale	$—	$205	$205	$—
Carrying costs	4,908	177	172	4,913
Total	$4,908	$382	$377	$4,913

Type of Cost	Balance, December 31, 2003	Additions	Deductions	Balance December 31, 2004
Carrying costs (1)	$4,913	$—	$4,037	$876
Total	$4,913	$—	$4,037	$876

(1)Carrying costs at December 31, 2004, include all estimated costs to dispose of the discontinued businesses including approximately $0.7 million for severance and employment contract settlements, approximately $0.1 million for lease commitments, and approximately $46,000 for sales tax liabilities.

Index to Consolidated Financial Statements

19. Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted (loss) earnings per share is provided as follows, in thousands, except per share amounts:

	2004	2003	2002
Numerator:
Numerator for basic earnings per share -
(Loss) income from continuing operations	$(18,754)	$5,959	$(89,500)
Income (loss) from discontinued operations	1,455	(2,816)	(22,985)
Net (loss) income	$(17,299)	$3,143	$(112,485)

Denominator:
Denominator for basic earnings per
share - weighted-average shares outstanding (1)	51,291	36,178	26,923
Weighted-average shares:
Stock options	—	759	—
Warrants	—	362	—
Denominator for diluted earnings per
share - weighted-average shares outstanding (1)	51,291	37,299	26,923

(Loss) earnings per share - Basic
Continuing operations	$(0.37)	$0.17	$(3.33)
Discontinued operations	0.03	(0.08)	(0.85)
Total - basic	$(0.34)	$0.09	$(4.18)
(Loss) earnings per share - Diluted
Continuing operations	$(0.37)	$0.16	$(3.33)
Discontinued operations	0.03	(0.08)	(0.85)
Total - diluted	$(0.34)	$0.08	$(4.18)

(1)The weighted-average shares listed below were not included in the computation of diluted loss per share for the years ended December 31, 2004, 2003 and 2002, because to do so would have been anti-dilutive.

	2004	2003	2002
Debenture conversion	—	749	—
Warrants	406	—	295
Stock options	300	—	1,540
	706	749	1,835

20. Commitments and Contingencies

Rentals of space, vehicles, and office equipment under operating leases amounted to approximately $2.0 million, $1.7 million and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Index to Consolidated Financial Statements

The approximate minimum payments required under operating leases and employment contracts that have initial or remaining terms in excess of one year at December 31, 2004, are as follows (in thousands):

Year	Minimum Rental Payments	Employment Contracts
2005	$1,598	$1,142
2006	1,314	1,190
2007	1,152	483
2008	1,111	483
2009	1,092	143
Thereafter	16,730	—
	$22,997	$3,441

On April 8, 2004, the Company entered into an employment agreement with Scott R. Silverman, its chairman of the board and chief executive officer, which became retroactively effective on January 1, 2004, and terminates five years from such effective date. The employment agreement provides for a base salary of approximately $330,000 with minimum annual increases of 10% of the base salary, a discretionary bonus and other fringe benefits. In addition, it provided for the grant of options to acquire approximately 0.9 million shares of the Company’s common stock with exercise prices equal to the fair market value on the date of grant. The options vest ratably over a three-year period commencing April 8, 2004 and expire on April 8, 2012. Upon termination of Mr. Silverman’s employment, certain payments become due, the amounts of which depend on the nature of the termination. In addition, the employment agreement contains a change of control provision that provides for the payment of five times the then current base salary and five times the average bonus paid to Mr. Silverman for the three full calendar years immediately prior to the change of control, or the number of years that were completed commencing on the effective date of the agreement and ending on the date of the change of control if less than three calendar years. In addition, any outstanding stock options held by Mr. Silverman as of the date of the change of control become vested and exercisable as of such date, and remain exercisable during the remaining life of the option. All severance and change of control payments made in connection with the employment agreement may be paid in shares of the Company’s common stock, subject to necessary approvals, or in cash at Mr. Silverman’s option.

Other than the agreement entered into with Scott R. Silverman discussed above, the Company has not entered into employment contracts with any of its other executive officers. In May 2004, the Company entered into an executive management change in control plan with certain of its executive officers, which provide for the payment of one half to up to 3 times the then current base salary and average annual bonuses paid to the officers, as well as the continued payment of any leased vehicles used by the executives. In addition, any outstanding stock options held the executive officers as of the date of the change of control become vested and exercisable as of such date, or in the case of an acquisition of all of the common stock of the Company, such options shall vest prior to such closing and remain exercisable during the remaining life of the option. All severance and change of control payments made in connection with the change in control plan may be paid in shares of the Company’s common stock, subject to necessary approvals, or in cash at the executives’ option.

The Company has established a severance policy for its executive officers (excluding Scott R. Silverman) under which, if the Company terminates an employee without cause, as defined, or the employee resigns with good reason the employee will receive severance payments. Under the policy, senior vice presidents and above will receive one year of base salary and vice presidents will receive six months of base salary, based on the salary in effect at time of the termination. The severance amount is reduced by half if the employee has been in the Company’s employ for less than one year. Payments cease if, in any material respect, the employee engages in an activity that competes with the Company or if the employee breaches a duty of confidentiality.

Beginning with the year-ended December 31, 2004, the Company’s board of directors authorized and adopted an Incentive and Recognition Policy (“IRP”). The IRP is designed to strongly motivate senior management to achieve goals that, in the judgment of the Compensation Committee of the board of directors, are important to the long-term success of the Company. Under the IRP, cash bonuses of approximately $1.2 million were earned in 2004 by certain of the Company’s executive officers, based upon the achievement of certain goals including obtaining the FDA’s approval to market VeriChip for medical applications. In 2005, the Company will be obligated to make certain bonus payments under the IRP, subject to the achievement of goals as prescribed under the plan.

Index to Consolidated Financial Statements

The Company has entered into employment contracts with key officers and employees of the Company’s subsidiaries. The agreements are for periods through February 2006.

One of Computer Equity Corporation’s major suppliers has filed a UCC lien against the ongoing accounts receivable related to Computer Equity Corporation’s telecommunications infrastructure contract with the United States Postal Service. Computer Equity Corporation is current on all payment obligations under the contract.

21. Profit Sharing Plan

The Company has a retirement savings plan under section 401(k) of the Internal Revenue Code for the benefit of eligible United States employees. The Company has made no matching contributions to the 401(k) Plan.

In 1994, MAS adopted a retirement savings plan, referred to as the MAS Plan, in accordance with Section 401(k) of the Internal Revenue Code. The MAS Plan was available to all eligible employees of Medical Systems. The Company provided for discretionary matching contributions to the MAS Plan equal to a percentage of the participant’s contributions. The Company made no matching contributions to the MAS Plan during 2004 or 2003. On December 1, 2004, the MAS Plan was terminated and all contributions ceased.

The Company’s United Kingdom subsidiary has certain defined contribution pension plans. The Company’s expense relating to the plans approximated $0.1 million, $0.1million and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

22. Legal Proceedings

The Company is currently involved in several legal proceedings. The Company has accrued its estimate of the probable costs for the resolution of these claims, and as of December 31, 2004, the Company has recorded approximately $3.9 million in reserves with respect to such claims. This estimate has been developed in consultation with outside counsel handling the Company’s defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The Company does not believe the outcome of these proceedings will have a material adverse effect on the Company’s consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s estimates.

Ebenstein Suit

On October 22, 2002, Anat Ebenstein, InfoTech’s former president, chief executive officer and director, filed a complaint against the Company, InfoTech and certain officers and directors in connection with the termination of her employment. The complaint filed in the Superior Court of New Jersey, Mercer County, seeks compensatory and punitive damages arising from an alleged improper termination. The action is currently in the final stages of a negotiated settlement and is not expected to go to trial. However, the Company cannot provide any assurance that the Company will be successful in the Company’s attempts to negotiate a settlement, and, if the case proceeds to trial, the Company cannot provide any assurance that the Company will be successful in defending against Ms. Ebenstein’s asserted claims. The Company believes that a portion of any ultimate settlement payment may be offset by coverage under the Company’s employment practices liability insurance.

Maudlin Suit

On October 22, 2003, Melvin Maudlin, a former employee of Pacific Decision Sciences Corporation, referred to as PDSC, filed suit in the Superior Court of California against PDSC, Hark Vasa, a former employee at PDSC, and the Company in connection with a purported trust agreement involving PDSC which, according to Mr. Maudlin, provided that he was to receive

Index to Consolidated Financial Statements

monthly payments of $10,000 for approximately 17 years. Mr. Maudlin obtained a pre-judgment right to attach order in the amount of his total claim of $2.1 million, and subsequently obtained a purported writ of attachment of certain PDSC assets, which the Company successfully appealed and had overturned. In early April 2004, Mr. Maudlin filed a second amended complaint against PDSC and the Company for breach of contract, breach of fiduciary duties, negligence, “creditor’s suit” under Section 491.310 of the California Code of Civil Procedure, fraudulent conveyance, improper corporate distribution and alter ego. On January 8, 2005, the court ruled in favor of PDSC and the Company, holding that the purported trust was illegal and void. On January 18, 2005, the judge of the Superior Court of California entered judgment in favor of PDSC and the Company on all claims asserted against the Company by Mr. Maudlin. Mr. Maudlin has since filed a notice of appeal. The Company is unable to predict the outcome of the appeal due to the complexity of the issues at stake and the uncertainty of litigation in general. The Company intends to vigorously contest the appeal. The suit has not materially affected PDSC's ability to operate its business but could affect such operations in the future.

On or about July 6, 2004, Hark Vasa filed a cross-complaint against PDSC and the Company in the Circuit Court of the 15th Judicial District in Palm Beach County, Florida for equitable contribution and indemnity. Mr. Vasa seeks damages against PDSC and the Company arising from the purported failure to deliver his shares of the Company’s common stock on a timely basis under the agreement by which the Company acquired PDSC’s predecessor from Mr. Vasa and others. The Company and PDSC have asserted counterclaims against Mr. Vasa and his family trusts arising from his failure to disclose various facts surrounding PDSC’s predecessor during that acquisition transaction, his breaches of fiduciary duty to PDSC and other wrongful conduct relating to the trust at issue in the Maudlin suit. This suit is in the discovery stage. The Company intend to vigorously defend this suit.

John Fernandez vs. United States of America vs. Medical Advisory Systems, Inc.

On December 29, 2003, John Fernandez filed a lawsuit in the Orlando Division of the United States District Court for the Middle District of Florida. Mr. Fernandez filed the lawsuit against the United States of America, as the operator of the ship on which he served. Mr. Fernandez alleged that the United States had contracted with Medical Advisory Systems, Inc. to provide medical advice and that the physician at Medical Advisory Systems had rendered an incorrect long-distance diagnosis, resulting in his being injured. (Medical Advisory Systems, Inc. is included as part of the Company’s discontinued operations.) Mr. Fernandez asserted against the United States claims of negligence under the Jones Act, unseaworthiness and maintenance and cure. He alleged damages in excess of $75,000, plus prejudgment and post-judgment interest at the legal rate and costs and disbursements of the action. On April 14, 2004, the United States served Medical Advisory Systems, Inc. with a third party complaint in admiralty in which it alleged that Medical Advisory Systems, Inc. was liable to it for all or part of Mr. Fernandez’ claim in that Medical Advisory Systems, Inc. and/or its employee/physician rendering the medical advice was negligent. In response, on May 12, 2004, Medical Advisory Systems, Inc. filed a motion to dismiss the third party complaint. The parties agreed to settle this matter in December 2004. Digital Angel’s insurance carrier and other parties to the action paid the settlement amount, subject to Digital Angel’s $20,000 deductible.

Digital Angel Corporation vs. AllFlex USA, Inc. and Pet Health Services (USA), Inc.

On October 20, 2004, Digital Angel commenced an action in the United Stated District Court for the District of Minnesota against AllFlex USA, Inc. and Pet Health Services (USA), Inc. This suit (Court File No. 04-4545MJD/JGL) claims that AllFlex USA, Inc. is marketing and selling a syringe implantable identification transponder that infringes a 1993 patent granted to Digital Angel for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable. The suit also claims that PetHealth is using, selling and/or distributing the same transponder in violation of Digital Angel’s patent. The suit seeks, among other things, an adjudication of infringement and the enjoining of the infringing parties from further improper action. The suit also seeks actual damages, punitive damages and interest, costs and attorneys’ fees. The Company believes that the suit is well grounded in law and

Index to Consolidated Financial Statements

fact. AllFlex USA, Inc. has asserted a counterclaim for breach of contract of an existing license agreement between Digital Angel and AllFlex USA, Inc. and asserted a counterclaim seeking a declaration of the parties’ rights and obligations under the license agreement.

Digital Angel Corporation vs. Datamars, Inc., Datamars, S.A., The Crystal Import Corporation and Medical Management International, Inc.

On October 20, 2004, Digital Angel commenced an action in the United States District Court for the District of Minnesota against Datamars, Inc., Datamars, S.A., The Crystal Import Corporation, and Medical Management International, Inc. (“Banfield”). This suit (Court File No. 04-4544ADM/AJB) claims that the defendants are marketing and selling syringe implantable identification transponders manufactured by Datamars that infringe on Digital Angel’s 1993 patent for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable. Certain of the locations in which the infringing transponders are sold, include, but are not limited to, “Banfield, The Pet Hospital,” of which certain locations are associated with PetSmart stores. The suit seeks, among other things, an adjudication of infringement and the enjoining the infringing parties from further improper action. The suit also seeks actual damages, punitive damages, interest, costs and attorneys’ fees. The Company believes that the suit is well grounded in law and fact.

Crystal Import Corporation vs. Digital Angel, et al.

On approximately December 29, 2004, the Crystal Import Corporation filed an action against AVID Identification Systems, Inc. and Digital Angel Corporation in the United States District Court for the Northern District of Alabama (Court File No. CV-04-CO-3545-S). Crystal’s complaint primarily asserts federal and state antitrust and related claims against AVID, though it also asserts similar claims against Digital Angel. Given the uncertainties associated with all litigation and given that this case was not commenced against Digital Angel until February 2, 2005, the Company is unable to offer any assessment of the potential liability exposure, if any, to the Company from this lawsuit.

23. Segment Information

The Company operates in three business segments: Advanced Technology, Digital Angel and InfoTech.

The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of the Company’s subsidiaries such as the elimination of intersegment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain revenue, gross profit and selling, general and administrative expense (reductions) associated with companies sold or closed in 2002 and 2001, and interest expense and other expenses associated with corporate activities and functions. Included in “Corporate/Elimination” for the year ended December 31, 2003, is a gain on the extinguishment of debt obligations to IBM Credit of approximately $70.1 million, $4.3 million of bonuses awarded to directors, officers and employees for the successful repayment of all obligations to IBM Credit, and a severance charge of approximately $17.9 million associated with the termination of certain former officers and directors. Included in “Corporate/Eliminations” for the year ended December 31, 2002, is a non-cash stock-based compensation charge of $18.7 million associated with pre-merger Digital Angel options, which were converted into options to acquire shares of MAS in connection with the merger of pre-merger Digital Angel and MAS on March 27, 2002.

Index to Consolidated Financial Statements

The Advanced Technology, Digital Angel and InfoTech segment’s products and services are as follows:

Operating Segment	Principal Products and Services

Advanced Technology
• Voice, data and video communications networks
• Miniaturized implantable verification chip
• Call center software
• Customer relationship management software and services
• Website design and Internet access (in 2003 and 2002)
• Networking products and services (in 2002)

Digital Angel
• Animal Applications
• GPS and Radio Communications

InfoTech
• Computer hardware
• Computer services

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices and segment data for the Advanced Technology segment includes an allocated charge for corporate overhead costs. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. The Company evaluates performance based on stand-alone segment operating income. Certain amounts in 2003 and 2002 have been reclassified for comparative purposes.

Index to Consolidated Financial Statements

	2004 (in thousands)
	Advanced Technology	Digital Angel	InfoTech	Corporate/ Eliminations	Consolidated
Net product revenue from external customers	$37,723	$44,186	$14,846	$—	$96,755
Net service revenue from external customers	10,061	2,028	3,155	—	15,244
Intersegment net revenue - product	—	88	—	(88)	—
Total revenue	$47,784	$46,302	$18,001	$(88)	$111,999

Depreciation and amortization (1)	$243	$2,007	$161	$148	$2,559
Interest and other income	153	153	164	1,426	1,896
Interest expense	23	1,343	121	1,373	2,860
Loss from continuing operations
before provision for income taxes,
minority interest and losses attributable to capital transactions of subsidiary	(474)	(2,391)	(202)	(7,152)	(10,219)
Goodwill, net	18,212	49,982	—	—	68,194
Segment assets	36,530	92,673	8,096	2,889	140,188
Expenditures for property and equipment	328	611	27	360	1,326

	2003 (in thousands)
	Advanced Technology	Digital Angel	InfoTech	Corporate/ Eliminations	Consolidated
Net product revenue from external customers	$33,804	$32,364	$11,606	$—	$77,774
Net service revenue from external customers	10,805	1,558	2,850	—	15,213
Intersegment net revenue - product	—	510	—	(510)	—
Total revenue	$44,609	$34,432	$14,456	$(510)	$92,987

Depreciation and amortization (1)	$245	$1,233	$213	$200	$1,891
Asset impairment	302	—	2,154		2,456
Interest income	88	172	95	564	919
Interest expense	162	772	18	21,635	22,587
(Loss) income from continuing operations
before provision for income taxes, minority
Interest and losses attributable to capital transactions of subsidiary	(108)	(6,274)	(3,052)	19,742	10,308
Goodwill, net	18,212	45,119	—	—	63,331
Segment assets	38,282	64,976	5,789	2,884	111,931
Expenditures for property and equipment	192	1,165	42	10	1,409

Index to Consolidated Financial Statements

	2002 (in thousands)
	Advanced Technology	Digital Angel	InfoTech	Corporate/ Eliminations	Consolidated
Net product revenue from external customers	$28,991	$30,330	$20,056	$1,013	$80,390
Net service revenue from external customers	12,939	2,116	2,665	375	18,095
Intersegment net revenue - product	—	70	—	(70)	—
Total revenue	$41,930	$32,516	$22,721	$1,318	$98,485

Depreciation and amortization (1)	$569	$3,229	$261	$305	$4,364
Asset impairment	—	37,872	—	785	38,657
Interest income	239	585	44	1,472	2,340
Interest expense	422	256	184	16,615	17,477
Loss from continuing operations
before provision for income taxes, minority
interest, losses attributable to capital transactions of subsidiary, and equity in net loss of affiliate (2)	(786)	(45,156)	(422)	(49,613)	(95,977)
Goodwill, net	18,212	45,085	2,154	—	65,451
Segment assets	41,404	61,721	9,340	(1,309)	111,156
Expenditures for property and equipment	340	1,437	41	40	1,858

(1)Depreciation and amortization includes $0.7 million, $0.8 million and $0.8 million included in cost of products sold in 2004, 2003 and 2002, respectively.
(2)For Digital Angel, for 2002, amount excludes $1.8 million of interest expense associated with the Company’s obligation to IBM Credit and $18.7 million of non-cash stock based compensation expense associated with pre-merger Digital Angel options which were converted into options to acquire MAS stock, both of which have been reflected as additional expense in the separate financial statements of Digital Angel included in its Form 10-K for the year ended December 31, 2004.

Index to Consolidated Financial Statements

The following is a breakdown of the Company’s revenue by segment and type of product and service:

	2004			2003			2002
Advanced Technology	Product	Service	Total	Product	Service	Total	Product	Service	Total

Voice, data and video telecommunications networks	$35,597	$5,842	$41,439	$32,253	$4,862	$37,115	$26,535	$4,792	$31,327
Implantable verification chip	247	—	247	545	—	545	—	—	—
Call center software	1,879	1,922	3,801	608	2,177	2,785	976	1,915	2,891
Customer relationship management software	—	2,298	2,298	—	2,642	2,642	—	3,250	3,250
Networking products and services	—	—	—	—	—	—	357	940	1,297
Website design and Internet access	—	—	—	398	1,124	1,522	1,123	2,042	3,165
Total	$37,723	$10,061	$47,784	$33,804	$10,805	$44,609	$28,991	$12,939	$41,930

	2004			2003			2002
Digital Angel Corporation	Product	Service	Total	Product	Service	Total	Product	Service	Total

Animal Applications	$24,862	$921	$25,783	$21,880	$1,558	$23,438	$20,308	$613	$20,921
GPS and Radio Communications	19,324	1,107	20,431	10,484	—	10,484	10,022	1,503	11,525
Intersegment revenue - Animal Applications	88	—	88	510	—	510	70	—	70
Total	$44,274	$2,028	$46,302	$32,874	$1,558	$34,432	$30,400	$2,116	$32,516

	2004			2003			2002
InfoTech USA, Inc.	Product	Service	Total	Product	Service	Total	Product	Service	Total

Computer hardware	$14,846	$—	$14,846	$11,606	$—	$11,606	$20,056	$—	$20,056
Computer services	—	3,155	3,155	—	2,850	2,850	—	2,665	2,665
Total	$14,846	$3,155	$18,001	$11,606	$2,850	$14,456	$20,056	$2,665	$22,721

Index to Consolidated Financial Statements

Approximately $41.4 million, or 86.7%, $37.1 million, or 83.2%, and $31.3 million, or 74.7%, of the Advanced Technology segment’s revenues for 2004, 2003 and 2002, respectively, were generated by the Company’s wholly-owned subsidiary, Computer Equity Corporation. Approximately 99% of Computer Equity Corporation’s revenues in each of the three years ended December 31, 2004, 2003 and 2002 were generated through sales to various agencies of the United States federal government. Computer Equity Corporation had a contract with the U.S. Postal Service (“USPS”) for its mail-processing infrastructure (MPI) (the “USPS MPI Contract”). The initial USPS MPI Contract was awarded to Computer Equity in 2003, and an option, which extended the contract, was exercised in 2004. USPS terminated the USPS MPI Contract for its convenience in January 2005. Approximately 52% and 16% of Computer Equity Corporation’s revenues in 2004 and 2003, respectively, came from the USPS MPI Contract. No other sales to an individual customer amounted to 10% or more of this segment’s revenues in 2004, 2003 and 2002.

During 2004, the Digital Angel segment’s top two customers accounted for 12.5% and 10.2% of its revenues. During 2003, one customer accounted for 11.8% of the segment's revenues. During 2002, no single customer accounted for more than 10% of revenues.

During 2004, the InfoTech segment’s two major customers were Hackensack University Medical Center and GAF Materials Corporation, accounting for 18% and 12% of its revenues, respectively. During 2003, three customers, GAF Material Corporation, Hackensack University Medical Center and Centenary College, accounted for 15%, 12% and 11% of the InfoTech segment’s consolidated revenues, respectively. During 2002, five customers, Deutsche Bank, Hackensack University Medical Center, Liberty Mutual, Morgan Stanley and Polytechnic University accounted for 23%, 22%, 11%, 11% and 11% of the InfoTech segment’s revenues, respectively.

Goodwill by segment for the year ended December 31, 2004, was as follows (in thousands):

	Advanced Technology	Digital Angel Corporation	Consolidated
Balance as of January 1, 2004	$18,212	$45,119	$63,331
Goodwill acquired during the year	—	4,839	4,839
Translation adjustment and other	—	24	24
Balance as of December 31, 2004	$18,212	$49,982	$68,194

Index to Consolidated Financial Statements

Revenues are attributed to geographic areas based on the location of the assets producing the revenue. Information concerning principal geographic areas as of and for the years ended December 31, was as follows (in thousands):

	United States	United Kingdom	Consolidated
2004
Net revenue	$93,321	$18,678	$111,999
Long-lived tangible assets	6,763	1,101	7,864

2003
Net revenue	$82,625	$10,362	$92,987
Long-lived tangible assets	7,113	1,115	8,228

2002
Net revenue	$87,075	$11,410	$98,485
Long-lived tangible assets	7,577	855	8,432
Deferred tax asset	1,236	—	1,236

24. Related Party Transaction

On June 27, 2003, the Company borrowed $1.0 million from InfoTech under the terms of a commercial loan agreement and term note. The loan accrues interest at an annual rate of 16%, and interest is payable monthly. The loan, which was originally due on June 30, 2004, was extended and the principal balance plus accrued interest is due on June 30, 2005. Under the terms of a stock pledge agreement, the Company has pledged 0.8 million shares of the Digital Angel common stock that it owns as collateral for the loan. The proceeds of the loan were used to fund operations. The loan, and the related intercompany interest income and expense has been eliminated in consolidation.

25.  Supplemental Cash Flow Information

The changes in operating assets and liabilities are as follows:

	For the Years Ended December 31,
	2004	2003	2002
(Increase) decrease in accounts receivable
and unbilled receivables	$(2,028)	$1,726	$5,567
Decrease (increase) in inventories	1,723	(3,148)	(258)
Decrease in other current assets	717	79	2,465
(Increase) decrease in other assets	(13)	—	361
(Decrease) increase in accounts payable,
accrued expenses and other liabilities	(6,438)	16,191	9,090
	$(6,039)	$14,848	$17,225

In the years ended December 31, 2004, 2003, and 2002, the Company had the following non-cash investing and financing activities (in thousands):

	2004	2003	2002
Digital Angel issuance of preferred stock for business acquisition	$8,300	$—	$—
Digital Angel conversion of debt into common stock	2,929	—	—
Common shares issued to settle convertible debt	—	9,739	—
Assets acquired for long-term debt and capital leases	—	184	—

Index to Consolidated Financial Statements

26. Subsequent Events

eXI Wireless, Inc. Acquisition

The Company has entered into an acquisition agreement with eXI Wireless Inc. (“eXI”), (TSX Venture Exchange: EXI). eXI states that it has developed patient wandering, infant protection and asset tracking / location systems combining automated RFID identification and real-time location technologies. The acquisition, which is subject to, among other things, approval by eXI’s shareholders, will be effected through a plan of arrangement under which the Company will pay CAD$1.60 for each outstanding share of eXI (exercisable into approximately 0.9 million shares of eXI), payable in the Company’s common stock based on the weighted daily average closing price of the Company’s common stock quoted for the 10 consecutive trading days that end 3 trading days before the closing. In addition, all existing eXI options and warrants outstanding (approximately 0.9 million options and warrants are outstanding) will be exchanged pro rata into options and warrants to acquire shares of the Company’s common stock, based upon the exchange ratio determined at closing. eXI shareholders’ are voting on the acquisition at a special meeting to be held on March 14, 2005. Assuming approval at the special shareholders’ meeting, it is expected that the acquisition will be completed in the late first quarter or early second quarter of 2005.

 Stock Purchase Agreement and DSD Holdings A/S

On February 25, 2005, the Company entered into a stock purchase agreement with Digital Angel. Pursuant to the agreement, the Company sold 684,543 shares of its common stock to Digital Angel in exchange for 644,140 shares of Digital Angel’s common stock. The value of the common stock exchanged was $3.5 million. Digital Angel used the Company’s common stock that it received under the agreement as partial consideration for an acquisition, which is more fully described immediately below.

On February 28, 2005, Digital Angel completed the acquisition of DSD. Under the terms of the acquisition agreement, Digital Angel purchased all of the outstanding capital stock of DSD in consideration for a purchase price of seven times DSD’s average annual EBITDA, as defined in the agreement, less outstanding indebtedness at the end of the time period and 30% of the total compensation paid to Lasse Nordfjeld, the chief executive officer of DSD. The purchase price is payable over the next three years. An initial payment of $3.5 million was made at closing through the delivery of the Company’s common stock valued at $3.5 million, which Digital Angel acquired from the Company in exchange for $3.5 million of Digital Angel’s common stock under the terms of the stock purchase agreement discussed in the paragraph above.

Index to Consolidated Financial Statements

27. Summarized Quarterly Data (Unaudited) (in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2004
Total revenue	$26,503	$26,337	$27,726	$31,434	$111,999
Gross profit	8,139	7,167	7,631	9,846	32,783
Net (loss) income from continuing operations (1)	(587)	(2,232)	(2,752)	(13,183)	(18,754)
Net income (loss) from discontinued operations	2,063	(737)	272	(143)	1,455
Basic and diluted net (loss) income per share from
continuing operations (3)	(0.01)	(0.04)	(0.05)	(0.24)	(0.37)
Basic and diluted net income (loss) per share from
discontinued operations (3)	0.04	(0.02)	—	—	0.03

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2003
Total revenue	$24,362	$20,430	$23,468	$24,727	$92,987
Gross profit	8,729	6,101	7,240	6,025	28,095
Net (loss) income from continuing operations (2)	(26,696)	56,975	(1,045)	(23,275)	5,929
Net (loss) income from discontinued operations	(245)	(609)	(115)	(1,847)	(2,816)
Basic net (loss) income per share from
continuing operations (3)	(0.95)	1.84	(0.03)	(0.59)	0.17
Basic net (loss) income per share from
discontinued operations (3)	(0.01)	(0.02)	—	(0.05)	(0.08)
Diluted (loss) income per share
from continuing operations (3)	(0.95)	1.76	(0.03)	(0.59)	0.16
Diluted net (loss) income per share
from discontinued operations (3)	(0.01)	(0.02)	—	(0.05)	(0.08)

(1)
The loss from continuing operations for the first quarter of 2004 includes a $0.6 million reduction in expense from the valuation of debenture holder warrants settleable into shares of Digital Angel’s common stock owned by the Company, and $0.4 million reduction of non-compensation expense related to re-priced options. The loss from continuing operations for the fourth quarter of 2004 includes a loss of $8.9 million attributable to capital transactions of subsidiary.

(2)
The loss from continuing operations for the first quarter of 2003 includes a non-cash stock based severance charge of approximately $22.0 million pursuant to certain severance agreements. The income from continuing operations for the second quarter of 2003 includes a gain on extinguishment of debt of approximately $70.1 million and bonus compensation expense of $4.3 million. The loss from continuing operations for the third quarter of 2003 includes the reversal of approximately $3.9 million of the severance expense recorded during the first quarter of 2003. The loss from continuing operations for the fourth quarter of 2003 includes approximately $11.1 million of non-cash interest expense associated with the Company’s Debentures, an impairment charge of approximately $2.5 million and losses attributable to capital transactions of a subsidiary of approximately $5.9 million.

(3)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

Index to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULE

Valuation and Qualifying Accounts (in thousands)

		Additions
Description	Balance at beginning of period	Charged to cost and expenses	Deductions	Balance at end of period
Valuation reserve deducted in the balance sheet from the asset to which it applies:

Accounts receivable:
2004 Allowance for doubtful accounts	$842	$103	$135	$810
2003 Allowance for doubtful accounts	944	176	278	842
2002 Allowance for doubtful accounts	2,262	4,236	5,554	944

Inventory:
2004 Allowance for excess and obsolescence	$1,859	$150	$66	$1,943
2003 Allowance for excess and obsolescence	1,422	439	2	1,859
2002 Allowance for excess and obsolescence	1,702	104	384	1,422

Notes receivable:
2004 Allowance for doubtful accounts	$3,709	$69	$115	$3,663
2003 Allowance for doubtful accounts	6,667	115	3,073	3,709
2002 Allowance for doubtful accounts	12,671	1,266	7,270	6,667

Deferred Taxes:
2004 Valuation reserve	$87,274	$12,866	$—	$100,140
2003 Valuation reserve	93,214	1,601	7,541	87,274
2002 Valuation reserve	66,932	26,282	—	93,214