Form 10-Q
period 2005-03-31
APPLIED DIGITAL SOLUTIONS INC
filed 2005-05-10
CIK 924642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_____________________________________

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2005
or
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
Yes    ☒  No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☒    No    ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 6, 2005:

Class	Number of Shares
Common Stock; $.01 Par Value	62,413,235

APPLIED DIGITAL SOLUTIONS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

Assets

	March 31,	December 31,
	2005	2004
Current Assets	(unaudited)
Cash and cash equivalents	$26,162	$30,839
Restricted cash	182	327
Accounts receivable and unbilled receivables (net of allowance
for doubtful accounts of $975 in 2005 and $810 in 2004)	16,767	16,553
Inventories	11,161	8,115
Notes receivable	320	621
Other current assets	7,483	2,237
Total Current Assets	62,075	58,692

Property And Equipment, net	10,585	7,864

Notes Receivable, net	300	263

Goodwill, net	78,825	68,194

Other Assets, net	10,633	5,175
	$162,418	$140,188

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$2,201	$2,044
Accounts payable	12,658	9,318
Other accrued expenses	16,801	20,811
Net liabilities of Discontinued Operations	5,580	5,495
Total Current Liabilities	37,240	37,668

Long-Term Debt and Notes Payable	3,971	2,288

Other Long-Term Liabilities	2,624	5,075

Total Liabilities	43,835	45,031

Commitments And Contingencies

Minority Interest	54,489	54,313

Stockholders’ Equity
Preferred shares: Authorized 5,000 shares in 2005 and 2004 of $10 par value; special voting, no shares issued or outstanding in 2005 and 2004, Class B voting, no shares issued or
outstanding in 2005 and 2004	-	-
Common shares: Authorized 125,000 shares in 2005 and 2004, of $.01 par value; 62,498 shares issued and 62,398 shares outstanding in 2005
and 56,541 shares issued and 56,441 shares outstanding in 2004	625	565
Common and preferred additional paid-in capital	492,850	471,271
Accumulated deficit	(429,613)	(431,222)
Common stock warrants	2,427	2,882
Treasury stock (carried at cost, 100 shares in 2005 and 2004)	(1,777)	(1,777)
Accumulated other comprehensive income	310	402
Notes received from shares issued	(728)	(1,277)
Total Stockholders’ Equity	64,094	40,844

	$162,418	$140,188

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For The Three Months
	Ended March 31,
	2005	2004

Product revenue	$18,134	$23,039
Service revenue	3,804	3,464
Total revenue	21,938	26,503

Cost of products sold	12,184	16,740
Cost of services sold	1,555	1,625

Gross profit	8,199	8,138

Selling, general and administrative expense	8,907	8,290
Research and development	1,300	925
Depreciation and amortization	426	452
Interest and other income	(312)	(466)
Interest expense reduction	(2,160)	(342)

Income (loss) from continuing operations before taxes,
minority interest and gain (loss) attributable to capital transactions of subsidiary	38	(721)

Benefit (provision) for income taxes	13	(92)

Income (loss) from continuing operations before minority interest and
gain (loss) attributable to capital transactions of subsidiary	51	(813)

Minority interest	280	252

Net gain (loss) on capital transactions of subsidiary	380	(1,963)

Gain attributable to changes in minority interest as a result of capital transactions of subsidiary	902	2,150

Income (loss) from continuing operations	1,613	(374)

Loss from discontinued operations	-	(252)

Change in estimate on loss on disposal of discontinued operations
and operating losses during the phase out period	(4)	2,102
Net income	$1,609	$1,476

Income per common share - basic
Income (loss) from continuing operations	$0.03	$(0.01)
Income from discontinued operations	-	0.04
Net income per common share - basic	$0.03	$0.03

Income per common share - diluted
Income (loss) from continuing operations	$0.03	$(0.01)
Income from discontinued operations	-	0.04
Net income per common share - diluted	$0.03	$0.03

Weighted average number of common shares outstanding - basic	56,871	48,580

Weighted average number of common shares outstanding - diluted	56,871	48,580

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Three Months Ended March 31, 2005
(In Thousands)
(Unaudited)

					Additional Paid-In Capital	Accumulated Deficit	Common Stock Warrants	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Notes Received For Shares Issued	Total Stockholders' Equity

	Preferred Stock		Common Stock
	Number	Amount	Number	Amount

Balance - December 31, 2004	—	$—	56,541	$565	$471,271	$(431,222)	$2,882	$(1,777)	$402	$(1,277)	$40,844
Net loss	—	—	—	—	—	1,609	—	—	—	—	1,609
Comprehensive income (loss) -
Foreign currency translation	—	—	—	—	—	—	—	—	(92)	—	(92)

Total comprehensive income (loss)	—	—	—	—	—	1,609	—	—	(92)	—	1,517

Adjustment to allowance for uncollectible portion of notes receivable	—	—	—	—	—	—	—	—	—	549	549
Stock option repricing	—	—	—	—	(311)	—	—	—	—	—	(311)
Issuance of common shares and warrants	—	—	1,884	19	6,345	—	(456)	—	—	—	5,908
Issuance of common shares and warrants to eXI Corporation	—	—	3,388	34	12,052	—	1	—	—	—	12,087
Issuance of common shares to Digital Angel Corporation	—	—	685	7	3,493	—	—	—	—	—	3,500

Balance - March 31, 2005	—	$—	62,498	$625	$492,850	$(429,613)	$2,427	$(1,777)	$310	$(728)	$64,094

See the accompanying notes to condensed consolidated financial statements.

APPLIED DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Three Months
	Ended March 31,
	2005	2004
Cash Flows From Operating Activities
Net income	$1,609	$1,476

Adjustments to reconcile net income to net cash
used in operating activities:
(Income) loss from discontinued operations	4	(2,102)
Non-cash compensation and administrative expenses reduction	(311)	(385)
Depreciation and amortization	621	705
Non-cash interest expense reduction	(2,345)	(515)
Impairment of notes receivable	24	328
Net (gain) loss on capital transactions of subsidiary	(380)	1,963
(Gain) loss attributable to changes in minority interest as a result
of capital transactions of subsidiary	(902)	(2,150)
Minority interest	(280)	(379)
Loss on sale of equipment	1	45
Change in assets and liabilities:
Decrease (increase) in restricted cash	145	(20)
Decrease (increase) in accounts receivable	2,997	(720)
Increase in inventories	(1,268)	(278)
Decrease in other current assets	13	119
Decrease in accounts payable, accrued expenses
and other long-term liabilities	(3,211)	(1,641)
Net cash provided by (used in) discontinued operations	81	(596)
Net Cash Used In Operating Activities	(3,202)	(4,150)

Cash Flows From Investing Activities
Decrease in notes receivable	788	599
Decrease (increase) in other assets	140	(118)
Proceeds from sale of property and equipment	-	8
Payments for property and equipment	(424)	(214)
Payments for costs of business acquisitions, net of cash acquired	(937)	84
Net Cash (Used In) Provided By Investing Activities	(433)	359

Cash Flows From Financing Activities
Net amounts (paid) borrowed on notes payable	(1,883)	814
Payments on long-term debt	(59)	(487)
Proceeds from long-term debt	-	367
Other financing costs	-	(25)
Issuance of common shares	733	1,644
Stock issuance costs	(30)	(99)
Proceeds from subsidiary issuance of common stock, net of repurchases	129	989
Net Cash (Used In) Provided By Financing Activities	(1,110)	3,203

Net Decrease In Cash And Cash Equivalents	(4,745)	(588)

Effect Of Exchange Rate Changes On Cash And Cash Equivalents	68	(58)

Cash And Cash Equivalents - Beginning Of Period	30,839	10,161

Cash And Cash Equivalents - End Of Period	$26,162	$9,515

Non-cash financing activity: In March 2005, the Company recorded a receivable of $5,205 related to the redemption of stock warrants. This receivable is recorded in other current assets, and payment was received on April 1, 2005.

See the accompanying notes to condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

We develop innovative security products for consumer, commercial and government sectors worldwide. Our unique and often proprietary products provide security for people, animals, food chains, government/military assets, and commercial assets. Included in this diverse product line are applications for radio frequency identification systems, commonly known as RFID, end-to-end food safety systems, global positioning systems, referred to as GPS, satellite communications, and secure telecomm infrastructure. Our adage is Security Through Innovation™.

The accompanying unaudited Condensed Consolidated Financial Statements of Applied Digital Solutions, Inc. and its subsidiaries (doing business as Applied Digital) (the “Company”) as of March 31, 2005 and December 31, 2004 (the December 31, 2004 financial information included in this report has been extracted from our audited financial statements included in our 2004 Annual Report on Form 10-K), and for the three-months ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of our management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the Condensed Consolidated Financial Statements have been made. Certain items in the 2004 period have been reclassified for comparative purposes.

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

During the second quarter of 2004, we made a decision to sell the business assets of Medical Systems as more fully discussed in Note 8. As a result, its operations are now included as part of our discontinued operations for all periods presented.

The unaudited Condensed Consolidated Statements of Operations for the three-months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

During the three-months ended March 31, 2005, we reported income from continuing operations of approximately $1.6 million as compared to a loss from continuing operations of approximately $0.4 million for the three-months ended March 31, 2004. The income from continuing operations for the three-months ended March 31, 2005 included a gain of $1.3 million attributable to capital transactions of Digital Angel Corporation (“Digital Angel”), a reversal of approximately $2.3 million of interest expense as a result of the revaluation of certain common stock warrants, which are settleable in shares of Digital Angel common stock owned by us, and the recovery of approximately $0.5 million on a note receivable that we had previously reserved. Excluding these items, the loss for the three months ended March 31, 2005 was approximately $2.5 million. The loss from continuing operations for the three-months ended March 31, 2004 included a gain of $0.2 million attributable to capital transactions of Digital Angel, and the reversal of approximately $0.6 million of interest expense as a result of the revaluation of the common stock warrants which are settleable in shares of Digital Angel’s common stock owned by us.

Excluding these items, the loss from continuing operations for the three months ended March 31, 2004 was approximately $1.2 million. Our operating activities used cash of $3.2 million and $4.2 million and during the three-months ended March 31, 2005 and 2004, respectively. Historically, we have suffered losses and have not generated positive cash flows from operations. As of March 31, 2005, we had an accumulated deficit of approximately $429.6 million. Digital Angel, our majority-owned subsidiary as more fully discussed in Note 2, has suffered losses and has not generated positive cash flows from operations. Digital Angel incurred losses during the three months ended March 31, 2005 and 2004, which are presented in Note 6. In addition, its operating activities used cash of $1.5 million and $2.4 million during the three-months ended March 31, 2005 and 2004, respectively.

On February 28, 2005, Digital Angel acquired DSD Holding A/S and its wholly-owned subsidiaries Daploma International A/S and Digitag A/S (“DSD”), and as result, DSD became a wholly-owned subsidiary of Digital Angel. DSD produces visual and RFID tags as well as tamper-proof seals for packing and shipping applications. The acquisition is more fully described in Note 7.

On March 31, 2005, we acquired eXI Wireless, Inc. (“eXI”). eXI offers patient wandering, infant protection and asset tracking/location systems combining automated RFID identification and real-time location technologies. The acquisition is more fully described in Note 7.

Revenue Recognition for Acquired Subsidiary

On March 31, 2005, we acquired eXI. eXI’s business operations are discussed in Note 7. eXI’s revenue recognition policies are as follows:

Hardware and software revenue is recognized when persuasive evidence of an arrangement exists, the goods are shipped and title passes, the price is fixed or determinable and collection of the sales proceeds is reasonably assured. Revenue from the sale of software implementation services and consulting services is recognized as the services are performed. Revenue from post-contract support services is recognized over the term of the agreement. When software arrangements include multiple elements to which contract accounting does not apply, the individual elements are accounted for separately if vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements. Generally, eXI applies the residual method in allocating revenue between delivered and undelivered elements. If VSOE does not exist, the revenue on the completed arrangement is deferred until the earlier of (a) VSOE being established or (b) all of the undelivered elements are delivered or performed, with the following exceptions: if the only undelivered element is post contract support, the entire fee is recognized ratably over the post contract support period, and if the only undelivered element is service, the entire fee is recognized as the services are performed. Maintenance revenue is deferred and recognized ratably over the terms of the maintenance agreements.

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation (“FAS 123”), we have elected to follow the guidance of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 (“FIN 44”), in accounting for our stock-based employee compensation arrangements. Accordingly, no compensation cost is recognized for any of our fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB 25. Accordingly, compensation expense is measured in accordance with APB 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation costs are recognized immediately. We account for equity instruments issued to non-employees in accordance with the provisions of FAS 123.

As of March 31, 2005, we had five stock-based employee compensation plans and our subsidiaries collectively had eight stock-based employee compensation plans. As permitted under FAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“FAS 148”), which amended FAS 123, we have elected to continue to follow the intrinsic value method in accounting for our stock-based compensation arrangements as defined by APB 25 and FIN 44.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which replaces FAS 123 and supercedes APB 25. FAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. The adoption date of FAS 123R, which was originally scheduled for July 1, 2005, has been delayed. The provisions of FAS 123R will become effective for us on January 1, 2006. We expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting FAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures required under FAS 123. In addition, we have not yet determined the impact of FAS 123R on our compensation policies or plans, if any.

The following table illustrates the effect on net (loss) income and (loss) income per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for options granted under our arrangements as well as to the arrangement of our subsidiaries:

	Three-Months Ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Net income as reported	$1,609	$1,476
Add back (deduct): Total stock-based employee compensation expense determined under APB 25 for all awards, net of related tax effects (1)	(311)	(384)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects (1) (2)	(1,513)	(1,448)

Pro forma net loss	$(215)	$(358)

Income (loss) per share:
Basic—as reported	$0.03	$0.03
Basic—pro forma	$--	$(0.01)
Diluted—as reported	$0.03	$0.03
Diluted—pro forma	$--	$(0.01)

(1)	We have not provided a tax deduction related to employee compensation expense resulting from our stock option plans and those of our subsidiaries as a result of our current tax status.

(2)	For the three-months ended March 31, 2005 and 2004, amounts include $0.8 million and $1.1 million of compensation expense, respectively, associated with subsidiary options.

The weighted average per share fair value of options granted during the three-months ended March 31, 2005 and 2004 was $2.32 and $2.71, respectively. The fair value of the options granted was estimated on the grant date using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three-Months Ended March 31, 2005	Three-Months Ended March 31, 2004
Estimated option life	8 years	8 years
Risk free interest rate	4.43%	3.61%
Expected volatility	50.00%	69.00%
Expected dividend yield	0.00%	0.00%

2. Principles of Consolidation

The financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including our 55.1% owned subsidiary, Digital Angel (AMEX:DOC), and our 52.5% owned subsidiary, InfoTech USA, Inc. (OTC:IFTH). The minority interest represents outstanding voting stock of the subsidiaries not owned by us. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our majority-owned subsidiary InfoTech USA, Inc. operates on a fiscal year ending September 30. InfoTech USA, Inc.’s results of operations have been reflected in the unaudited Condensed Consolidated Financial Statements on a calendar year basis.

3. Financing Agreements

On October 21, 2004, we entered into a Securities Purchase Agreement (the “Agreement”) with Satellite Strategic Finance Associates, LLC (“SSFA”) whereby, among other things, we sold 2.5 million shares of our common stock in a private placement to SSFA. The Agreement provided SSFA with a Series C Warrant, which was exercisable into 1.5 million shares of our common stock at an exercise price of $4.33 per share, and a Series D Warrant, which is exercisable into 666,667 shares of our common stock at an exercise price of $5.05 per share. The Series C Warrant was set to expire in April 2005. On March 31, 2005, we agreed to amend the exercise price of the Series C Warrant from $4.33 per share to an exercise price equal to one cent above the closing price of our common stock on March 31, 2005, or $3.47 per share. SSFA exercised the Warrant on March 31, 2005. The Series D Warrant still remains outstanding and is exercisable through October 21, 2010. The proceeds from the exercise of the Series C Warrant were approximately $5.2 million. We received the proceeds on April 1, 2005, and accordingly, they are reflected as a receivable in our balance sheet at March 31, 2005. We intend to use these proceeds in conjunction with strategic acquisitions for our subsidiary, VeriChip Corporation.

Credit Facility As of March 31, 2005, DSD is party to a credit agreement with Danske Bank. The credit facility provides for borrowings up to DKK 12 million ($2.1 million at March 31, 2005). At March 31, 2005, the annual interest rate on the facility was 4.25%, and the borrowing availability under the facility was approximately $0.3 million.

4. Inventory

	March 31,	December 31,
	2005	2004
	(in thousands)
Raw materials	$4,179	$3,115
Work in process	1,929	1,309
Finished goods	7,024	5,634
	13,132	10,058
Less: Allowance for excess and obsolescence	1,971	1,943

	$11,161	$8,115

5. Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted income (loss) per share:

	Three-Months Ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Numerator:
(Income) loss from continuing operations	$1,614	$(374)
Net (loss) income from discontinued operations	(5)	1,850
Net income	$1,609	$1,476

Denominator:
Denominator for basic and diluted income (loss) per share (1)
Basic Weighted-average shares	56,871	48,580
Stock options	--	--
Warrants	--	--
Diluted Weighted-average shares	56,871	48,580

Basic income (loss) per share:
Continuing operations	$0.03	$(0.01)
Discontinued operations	--	0.04
Total - Basic	$0.03	$0.03

Diluted income (loss) per share:
Continuing operations	$0.03	$(0.01)
Discontinued operations	--	0.04
Total - Diluted	$0.03	$0.03

(1) The weighted average shares listed below for the three-months ended March 31, 2005 and 2004 were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,	Three Months Ended March 31,
	2005	2004
	(in thousands)
Stock options	1,395	357
Warrants	831	349
	2,226	706

6. Segment Information

Advanced Technology, Digital Angel, and InfoTech USA, Inc., referred to as InfoTech, comprise our three operating segments.

Advanced Technology Segment

The principal products and services in our Advanced Technology segment are as follows:

•	secure voice, data and video telecommunications networks;

•	implantable microchips called VeriChipTM and RFID scanners;

•	patient wandering, infant protection and asset tracking/location systems combining automated RFID identification and real-time location technologies;

•	proprietary call center software; and

•	customer relationship management software and services.

Digital Angel Segment

Digital Angel segment’s proprietary products provide security for companion pets, food chains, government/military assets and commercial assets worldwide. This segment’s principal products are:

•	visual ear tags for livestock;

•	electronic implantable microchips and RFID scanners for the companion pet, fish, livestock and wildlife industries, including our Home Again® and Bio-Thermo™ product brands;

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

Digital Angel’s operates in two divisions: Animal Applications and GPS and Radio Communications division. The operations of DSD are included in the Animal Applications division.

InfoTech Segment

This segment is a full service provider of IT products and services. The principal products and services in this segment are computer hardware and computer services. InfoTech’s services consist of IT consulting, installation, project management, design and deployment, computer maintenance and other professional services.

The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain interest expense and other expenses associated with corporate activities and functions.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K filed for the year-ended December 31, 2004, except that intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties at current market prices. It is on this basis that management utilizes the financial information to assist in making internal operating decisions. We evaluate performance based on segment income as presented below.

Following is the selected segment data as of and for the three-months ended March 31, 2005:

	Segments
	Advanced Technology	Digital Angel	InfoTech	Corporate/ Eliminations	Consolidated
	(in thousands)
Net revenue from external customers:
Product	$2,634	$12,310	$3,190	$--	$18,134
Service	2,566	706	532	--	3,804
	5,200	13,016	$3,722	--	21,938
Inter-segment revenue - product	--	387	--	(387)	--
Total revenue	$5,200	$13,403	$3,722	$(387)	$21,938

Income (loss) from continuing operations before income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary (1)	$(752)	$(418)	$(63)	$1,271	$38

Total assets	$49,508	$102,248	$4,968	$5,694	$162,418

(1) Income (loss) from continuing operations before income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary includes a reversal of approximately $2.3 million of interest expense as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel common stock that we own or are exercisable into shares of our common stock or settleable/exercisable into a combination of shares from both companies at the holders’ option. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, increases in the market price of Digital Angel’s common stock result in increases/reductions in our interest expense. Also, included for the three-months ended March 31, 2005 was $0.5 million in recovery of a note receivable that we had previously reserved. Excluding these items, we incurred a loss from continuing operations before taxes, minority interest, gain (loss) attributable to capital transactions of subsidiary of approximately $2.8 million in the three-months ended March 31, 2005.

Following is the selected segment data as of and for the three-months ended March 31, 2004:

	Segments
	Advanced Technology	Digital Angel	InfoTech	Corporate/ Eliminations	Consolidated
	(in thousands)
Net revenue from external customers:
Product	$8,963	$10,461	$3,614	$--	$23,038
Service	2,297	260	908	--	3,456
	11,260	10,721	4,522	--	26,503
Inter-segment revenue - product	--	50	--	(50)	--
Total revenue	$11,260	$10,771	$4,522	$(50)	$26,503

(Loss) income from continuing operations before income taxes, minority interest, and gain (loss) attributable to capital transactions of subsidiary (1) (2)	$735	$(773)	$9	$(692)	$(721)

Total assets	$39,662	$81,558	$6,131	$(4,943)	$122,408

(1) Amount for Digital Angel excludes $0.7 million of realized and $1.9 million of unrealized losses on shares of our common stock issued to Digital Angel under a Share Exchange Agreement. These losses have been reflected in the separate financial statements of Digital Angel included in its Form 10-Q for the quarter ended March 31, 2005. The Share Exchange Agreement is discussed in Note 7.

(2) Income (loss) from continuing operations before income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary includes a reversal of approximately $0.6 million of interest expense as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel common stock that we own or are exercisable into shares of our common stock or settleable/exercisable into a combination of shares from both companies at the holders’ option. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, increases in the market price of Digital Angel’s common stock result in increases/reductions in our interest expense. Excluding this item, we incurred a loss from continuing operations before taxes, minority interest, gain (loss) attributable to capital transactions of subsidiary of approximately $1.3 million in the three-months ended March 31, 2004.

The following is a breakdown of revenue by segment and type of product and service:

	Three-Months Ended March 31, (In thousands)
		2005			2004
	Product	Service	Total	Product	Service	Total

Advanced Technology
Voice, data and video telecommunications networks	$2,330	$1,637	$3,967	$8,687	$1,369	$10,056
Call center and customer relationship management software	289	929	1,218	158	928	1,086
Implantable microchip	15	--	15	118	--	118
Total	$2,634	$2,566	$5,200	$8,963	$2,297	$11,260

	Three-Months Ended March 31, (In thousands)
		2005			2004
	Product	Service	Total	Product	Service	Total

Digital Angel
Animal Applications	$7,881	$416	$8,297	$7,009	$63	$7,072
GPS and Radio Communications	4,816	290	5,106	3,503	196	3,699
Total	$12,697	$706	$13,403	$10,512	$259	$10,771

	Three-Months Ended March 31, (In thousands)
		2005			2004
	Product	Service	Total	Product	Service	Total

InfoTech USA, Inc.
Computer hardware	$3,190	$ --	$ 3,190	$ 3,614	$ --	$ 3,614
Computer services	--	532	532	--	908	908
Total	$3,190	$532	$3,722	$ 3,614	$ 908	$ 4,522

7. Acquisitions

Share Exchange Agreements

Pursuant to the terms of a Share Exchange Agreement dated February 25, 2005, we sold to Digital Angel 684,543 shares of our common stock. Under the terms of the Share Exchange Agreement, we agreed to make a strategic investment in Digital Angel whereby we acquired an additional 644,140 shares of Digital Angel’s common stock in the exchange. We agreed to the terms of the share exchange because we desire to maintain a controlling interest in Digital Angel. Per the terms of the agreement, the value of the common stock exchanged between us and Digital Angel was $3.5 million, which represented the initial partial payment due under the DSD acquisition agreement as discussed under “Acquisitions” below. The number of shares of Digital Angel’s and our common stock issued in the exchange was based upon the average of the volume-weighted-average price of Digital Angel’s and our common stock, respectively, for the ten trading days immediately preceding, and not including, the transaction closing date, which was $5.434 for Digital Angel’s common stock and $5.113 for our common stock. Digital Angel used our common stock that it received under the Share Exchange Agreement as partial consideration for the acquisition of DSD, as DSD's selling shareholders desired to receive their consideration in shares of our common stock as opposed to Digital Angel's common stock.

Pursuant to the Share Exchange Agreement, we have agreed with Digital Angel to use our best efforts to maintain a current registration statement until the date when all of the 684,543 shares of our common stock covered by the registration statement have been sold or may be sold without volume restriction pursuant to Rule 144(k) of the 1993 Securities Act, as amended.

In addition, on August 14, 2003, we and Digital Angel entered in a Share Exchange Agreement under which, on March 1, 2004, we issued to Digital Angel 1.98 million shares of our common stock in exchange for 3.0 million shares of Digital Angel’s common stock, and a warrant to purchase up to 1.0 million shares of Digital Angel’s common stock. The purchase price of the 3.0 million shares of Digital Angel’s common stock was $2.64 per share. The warrant was exercisable for five years beginning February 1, 2004, at a price per share of $3.74 payable in cash or shares of our common stock. As of December 31, 2004, Digital Angel had sold all of the 1.98 million shares of our common stock for net proceeds of approximately $6.7 million. In December 2004, we exercised the warrant for 1.0 million shares of Digital Angel’s common stock. Net proceeds to Digital Angel upon our exercise of the warrant were $3.74 million. As of August 14, 2003, we believed that Digital Angel's common stock was undervalued, and we desire to maintain a controlling interest in Digital Angel. Therefore, we considered the additional investment in Digital Angel to be a strategically advantageous undertaking.

Digital Angel has outstanding options and warrants that are convertible into shares of its common stock. If all of the outstanding options and warrants were converted into shares of Digital Angel’s common stock, our ownership would be less than 50%. We desire to maintain a controlling interest in Digital Angel, and therefore, we may enter into additional share exchange agreements with Digital Angel, or we may elect in the future to buy back a portion of the outstanding shares of Digital Angel’s common stock that we do not currently own.

Acquisitions

The following describes the acquisitions made during the three-months ended March 31, 2005 and during 2004 (in thousands):

Company Acquired	Date Acquired	Acquisition Price	Goodwill and Other Intangibles Acquired	Other Net Assets and Liabilities	Business Description
DSD Holding A/S	2/28/05	$3,697	$4,544	$(847)	Manufactures and markets visual and electronic RFID tags for livestock.

eXI Wireless, Inc.	3/31/05	$12,707	$10,288	$2,419	Provider of patient wandering, infant protection and asset tracking/location systems combining automated RFID identification and real-time location technologies.

OuterLink Corporation	1/22/04	$8,501	$8,522	$(21)	Provider of real-time, satellite-based automated tracking, wireless data transfer and two-way messaging with large fleets of vehicles.

DSD Holdings A/S

On February 28, 2005, Digital Angel completed the acquisition of DSD. Under the terms of the acquisition, Digital Angel purchased all of the outstanding capital stock of DSD in consideration for a purchase price of seven times DSD’s average annual EBITDA, as defined in the agreement, over the next three years less outstanding indebtedness at the end of the time period and less 30% of the total compensation paid to Lasse Nordfjeld, Chief Executive Officer of DSD, pursuant to an employment agreement. An initial payment of $3.5 million was made at closing through the delivery of 684,543 shares of our common stock valued at $3.5 million, which Digital Angel acquired from us in the share exchange discussed above. The initial payment of $3.5 million was negotiated between Digital Angel and the selling shareholders of DSD. The initial payment of $3.5 million was the minimum payment due and no amount will be returned if DSD fails to achieve a certain EBITDA level over the next three years. The excess of purchase price over the fair value of the assets and liabilities of DSD has been recorded as goodwill. The acquisition of DSD has been recorded based on preliminary estimates as of the date of acquisition. Any changes to the preliminary estimates during the allocation period will be reflected as an adjustment to goodwill. Any increase in total consideration will be recorded pursuant to paragraph 26 of SFAS 141, “Business Combinations.”

Denmark-based DSD manufactures and markets visual and electronic RFID tags for livestock as well as tamper-proof seals for packing and shipping applications. The company has been in business for more than 30 years and has successfully developed markets in the Middle East, Japan, Australia and throughout Europe, particularly in Eastern Europe where new European Union entrants have to meet strict livestock tagging and tracking standards. Digital Angel intends to operate DSD from their current headquarters near Copenhagen, Denmark. In considering the benefits of the DSD acquisition, management recognized the strategic complement of DSD’s technologies and customer base with Digital Angel’s existing Animal Applications division.

 EXI Wireless, Inc.

Effective March 31, 2005, we acquired eXI through a Plan of Arrangement (the “Arrangement”) under which we paid CAD$1.60 for each outstanding share of eXI (a total of 10,265,178 eXI common shares were outstanding on March 31, 2005) payable in our common stock based on the weighted daily average closing price of our common stock quoted for the ten consecutive trading days that ended three trading days before the closing. The resulting exchange ratio was 3.0295 shares of eXI’s common stock for each share of our common stock. Accordingly, we issued 3,388,407 shares of our common stock to eXI’s shareholders. In addition, all existing eXI options and warrants outstanding were converted pro rata, based upon the exchange ratio, into options or warrants exercisable into shares of our common stock.

The acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets and liabilities of eXI was recorded as goodwill of $4.5 million. The intangible assets totaling $5.8 million are comprised of patents, trademarks, customer relationships and distribution network. The acquisition of eXI has been recorded based on preliminary estimates as of the date of acquisition. Any changes to the preliminary estimates during the allocation period will be reflected as an adjustment to goodwill.

eXI has developed patient wandering, infant protection and asset tracking / location systems uniquely combining automated identification and real-time location technologies. eXI’s proprietary security products: HALO™, RoamAlert™, Assetrac™ and Houndware™ are sold to hospitals, nursing homes and commercial customers, respectively.

The synergy of the Company’s subsidiary, VeriChip Corporation, and eXI creates a dynamic new combination:  what we believe to be the only company to offer both implanted and external RFID leading-edge security solutions for people, their assets, and their environments. By bringing together eXI’s products, distribution channel, and personnel with VeriChip Corporation’s FDA-cleared, human implantable RFID microchip technology, we believe that the combined company can serve the healthcare, security, industrial, and government markets with the latest in RFID solutions.

OuterLink Corporation

On January 22, 2004, Digital Angel completed the acquisition of OuterLink Corporation (“OuterLink”) pursuant to an Agreement and Plan of Merger dated November 2, 2003, by and among Digital Angel, DA Acquisition and OuterLink. Pursuant to the terms of the agreement, OuterLink became a wholly-owned subsidiary of Digital Angel. OuterLink manufactures and markets a suite of satellite tracking systems, operates a mobile satellite data communications service, and supplies tracking software systems for mapping and messaging. The OuterLink “CP-2 system” provides real-time automated tracking, wireless data transfer, and two-way messaging with large fleets of vehicles including utility trucks, helicopters and fixed-wing aircraft, long haul trucks, service vehicles, short haul trucks, and ships. OuterLink’s current customer base includes various branches of the Department of Homeland Security including the U.S. Border Patrol and U.S. Customs Service.

The cost of the acquisition consisted of 100,000 shares of Digital Angel’s Series A preferred stock valued at $8.3 million and acquisition costs of $0.2 million. The Series A preferred stock became convertible into four million shares of Digital Angel’s common stock when the volume weighted average price of Digital Angel’s common stock equaled or exceeded $4.00 per share for ten consecutive trading days. As of March 31, 2005, 99,976 preferred shares had been converted into 3.9 million shares of Digital Angel’s common stock, the majority of which were converted as of December 31, 2004. The valuation of the preferred stock was primarily based on historical trading history and stock prices of Digital Angel’s common stock and a marketability discount of 30%. Digital Angel engaged an independent third party to value the 100,000 shares of its preferred stock issued in connection with the acquisition. The independent party's report indicated that a discount to the common share market price was appropriate, based on consideration of various empirical studies designed to quantify marketability discounts. The marketability discount was assessed to reflect the inability to convert the preferred stock at issuance, the inability to transfer the preferred shares until a historically high trading price was obtained, and the lack of a trading market for the preferred shares. The acquisition costs consisted of legal and accounting related services that were direct costs of acquiring OuterLink.

The acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets and liabilities of OuterLink was recorded as goodwill of $3.8 million. The intangible assets totaling $4.7 million are comprised of customer relationships, trademarks and core technology. The customer relationships and core technology are being amortized over periods ranging from 4 to 8 years. Amortization recorded in the three months ended March 31, 2005 and 2004 was $0.2 million and $0.1 million, respectively. The trademark has an indefinite life.

In considering the benefits of the OuterLink acquisition, management recognized the strategic complement of OuterLink’s technologies and customer base with Digital Angel’s existing animal applications and military GPS business lines. We believe that the acquisition provides for a strong platform for further development of Digital Angel’s capabilities in the area of high-value asset identification, tracking and condition monitoring.

The results of OuterLink and DSD have been included in the unaudited Condensed Consolidated Statements of Operations since their respective date of acquisition. The results of eXI will be included in our results of operations beginning April 1, 2005. Unaudited pro forma results of operations for the three months ended March 31, 2005 and 2004 are included below. Such pro forma information assumes that the above acquisitions had occurred as of January 1, 2004, and revenue is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our result of operations would have been had OuterLink, DSD and eXI been combined entities during such periods, nor does it purport to represent results of operations for any future periods.

(In thousands, except per share amounts)	Three-Months Ended March 31, 2005	Three-Months Ended March 31, 2004
	Unaudited
Net operating revenue	$24,807	$29,077
Net income (loss) from continuing operations	$1,379	$(884)
Net income (loss) from continuing operations per common share - basic and diluted	$0.02	$(0.02)

Net Loss on Capital Transactions of Subsidiary and Gain/Loss Attributable to Changes in Minority Interest As a Result of Capital Transactions of Subsidiary

Gains where realized and losses on issuances of shares of stock by our consolidated subsidiary, Digital Angel, are reflected in the unaudited Condensed Consolidated Statement of Operations. We determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel was appropriate since the shares issued to date were not sales of unissued shares in a public offering, we do not plan to reacquire the shares issued and the value of the proceeds could be objectively determined.

During the three-months ended March 31, 2005 and 2004, we recorded a gain of $0.4 million and incurred a loss of $2.0 million, respectively, on the issuances of 0.2 million and 3.7 million shares of Digital Angel’s common stock, respectively. Digital Angel issued 3.0 million of the shares during the three-months ending March 31, 2004 as a result of a share exchange agreement between Digital Angel and us as discussed above. The 0.6 million shares that were issued by Digital Angel on February 25, 2005 under the terms of the share exchange agreement between Digital Angel and us, as discussed above, did not result in a gain or loss on issuance. The value of the minority owners' interest in the 0.6 million shares of approximately $1.6 million has been recorded as goodwill. The remaining 0.2 million and 0.7 million shares issued during the three-months ended March 31, 2005 and 2004, respectively, resulted from the exercise of Digital Angel’s stock options and warrants and the conversion of its preferred stock. The loss is comprised of (i) the minority owners’ interest in the value of the 3.0 million shares issued by Digital Angel in March 2004 under the first share exchange agreement, and (ii) net of gains from the issuance of shares in connection with the exercise of options and warrants and the conversion of preferred stock. The net gains resulted from the difference between the carrying amount of our pro-rata share of our investment in Digital Angel and the net proceeds from the issuances of the stock.

In addition, we recorded a gain of $0.9 million and $2.2 million during the three-months ended March 31, 2005 and 2004, respectively, attributable to changes in the minority interest ownership as a result of the capital transactions of Digital Angel. The following is a summary of the capital transactions of Digital Angel:

	Three-Months Ended March 31,
	2005	2004
	($ in thousands, except per share amounts)
Issuances of common stock for stock option and warrant exercises and for conversions of preferred stock	149	735
Issuances of common stock under share exchange agreement between Digital Angel and us	644	3,000
Total issuances of common stock	793	3,735
Proceeds from stock issuances	$3,889	$8,910
Average price per share	$4.90	$2.39
Beginning ownership percentage of Digital Angel	54.5%	66.93%
Ending ownership percentage of Digital Angel	55.1%	68.47%

Change in ownership percentage	0.6%	1.54%
Net gain (loss) on capital transactions of subsidiary (1)	$380	$(1,963)
Gain attributable to changes in minority interest as a result of capital transactions of subsidiary (1)	$902	$2,150

(1)
We have not provided a tax provision/benefit for the net loss on capital transactions of subsidiary and the gain attributable to changes in minority interest as a result of capital transactions of subsidiary.

8. Discontinued Operations

During the second quarter of 2004, Digital Angel’s Board of Directors approved a plan to sell our Medical Systems operations, and accordingly, the business assets of Medical Systems were sold in 2004. Medical Systems was one of our reporting units in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as discontinued operations for all periods presented. The following discloses the operating losses from discontinued operations for the three-months ended March 31 2004, consisting of loss attributable to Medical Systems:

Three-Months Ended March 31,
2004
(in thousands)
Product revenue	$165
Service revenue	190
Total revenue	355
Cost of products sold	66
Cost of services sold	236
Total cost of products and services sold	302
Gross profit	53
Selling, general and administrative expense	312
Depreciation and amortization	87
Interest expense	33
Minority interest	(127)
Loss from discontinued operations	$(252)

The above results do not include any allocated or common overhead expenses. We have not provided a provision/benefit for income taxes on the income/losses attributable to Medical Systems. We do not anticipate Medical Systems incurring additional losses in the future. However, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), any additional operating losses will be reflected in our financial condition and results of operations as incurred.

On March 1, 2001, our board of directors approved a plan to offer for sale our IntelleSale business segment and several other non-core businesses. Prior to approving the plan, the assets and results of operations of the non-core businesses had been segregated for external and internal financial reporting purposes from our assets and results of operations. All of these non-core businesses were part of their own reporting unit for segment reporting purposes and all of these businesses were being held for sale. These five individually managed businesses operated in manufacturing and fabricating industries apart from our core businesses. Accordingly, these operating results have been reclassified and reported as discontinued operations for all periods presented. The plan of disposal anticipated that these entities would be sold or closed within 12 months from March 1, 2001, the defined “measurement date”.

We have sold or closed all of the businesses comprising discontinued operations. Proceeds from the sales of discontinued operations companies were used primarily to repay debt.

Assets and liabilities of discontinued operations are as follows:

	March 31,	December 31,
Medical Systems:	2005	2004
Assets	(in thousands)
Intangible and other assets, net	$35	$135
Total assets	$35	$135

Current Liabilities
Notes payable and current maturities of long-term debt	$--	$--
Accounts payable	--	--
Accrued expenses	114	129
Total Current Liabilities	114	129
Total Liabilities	114	129
Net (liabilities) assets of Medical Systems	$(79)	$6

Intellesale and Other Non-Core Businesses:	2005	2004
Current Liabilities
Notes payable and current maturities of long-term debt	$26	$26
Accounts payable	4,178	4,178
Accrued expenses	1,297	1,297
Total current liabilities	5,501	5,501
Total liabilities	5,501	5,501
Net liabilities of Intellesale and other non-core businesses	$(5,501)	$(5,501)

Total Discontinued Operations:	2005	2004
Assets
Intangible and other assets, net	$35	$135
Total assets	$35	$135

Current Liabilities
Notes payable and current maturities of long-term debt	$26	$26
Accounts payable	4,178	4,178
Accrued expenses	1,411	1,426
Total current liabilities	5,615	5,630
Total liabilities	5,615	5,630
Total net liabilities of discontinued operations	$(5,580)	$(5,495)

We accounted for our Intellesale segment and our other non-core businesses as discontinued operations in accordance with APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”). APB No. 30, of which portions related to the accounting for discontinued operations have been superceded by the provisions of FAS 144, required that we accrue estimates for future operating losses, gains/losses on sale, costs to dispose and carrying costs of these businesses at the time the businesses were discontinued. Accordingly, at December 31, 2000, we recorded a provision for operating losses and carrying costs during the phase-out period for our Intellesale and other non-core businesses including estimated disposal costs to be incurred in selling the businesses. Carrying costs consisted primarily of cancellation of facility and equipment leases, legal settlements, employment contract buyouts and sales tax liabilities.

During the three-months ended March 31, 2005 and 2004, we (increased) reduced the estimated loss on disposal of discontinued operations of by approximately $(4,000) and $2.1 million, respectively. During the three-month ended March 31, 2004 certain carrying costs were settled for less than previously anticipated. Carrying costs totaled $0.9 million and $0.9 million as of March 31, 2005 and December 31, 2004, respectively. We do not anticipate any future losses related to discontinued operations as a result of changes in carrying costs. However, actual losses could differ from our estimates and any adjustments will be reflected in our future financial statements.

9.  Related Party Transactions

On June 27, 2003, we borrowed $1.0 million from InfoTech USA, Inc. under the terms of a commercial loan agreement and term note. On June 28, 2004, we and InfoTech USA, Inc. agreed to extend the date on which the principal is due under the terms of the loan from June 30, 2004 to June 30, 2005. Under the terms of the loan, interest accrues at an annual rate of 16% and is payable on a monthly basis. Under the terms of a stock pledge agreement, we have pledged approximately 0.8 million shares of the Digital Angel common stock that we own as collateral for the loan. The proceeds of the loan were used to fund operations. The loan is not reflected in the unaudited Condensed Consolidated Balance Sheets as it has been eliminated in consolidation.

10.   Non-Cash Stock-Based Compensation Expense

We reversed approximately $0.3 million and $0.4 million in non-cash stock-based compensation expense during the three-months ended March 31, 2005 and 2004, respectively, due to re-pricing 1.9 million stock options during 2001. The re-priced options had original exercise prices ranging from $6.90 to $63.40 per share and were modified to change the exercise price to $1.50 per share. Due to the modification, these options are being accounted for as variable options under APB 25 and fluctuations our common stock price result in increases and decreases of non-cash stock-based compensation expense until the options are exercised, forfeited, modified or expired.

11.  Comprehensive Income

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

	Three-Months Ended March 31,
	2005	2004
	(In thousands)
Net income	$1,609	$1,476
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	(92)	21
Total comprehensive income	$1,517	$1,497

12. Legal Proceedings

We are currently involved in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims, and as of March 31, 2005, we have recorded approximately $3.4 million in reserves with respect to such claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates.

Ebenstein Suit

On October 22, 2002, Anat Ebenstein, InfoTech’s former President, Chief Executive Officer and Director, filed a complaint against us, InfoTech and certain officers and directors in connection with the termination of her employment. The complaint filed in the Superior Court of New Jersey, Mercer County, sought compensatory and punitive damages arising from an alleged improper termination. On April 13, 2005, the suit was settled under the terms of a Settlement Agreement. The Settlement Agreement provided for Ms. Ebenstein to release InfoTech, us and the other defendants from any and all claims. Without admitting any wrongdoing, InfoTech agreed to forgive a $20,000 loan payable by Ms. Ebenstein to InfoTech and to pay Ms. Ebenstein, an amount that was, other than approximately $0.1 million, covered by InfoTech’s employment practices liability insurance provider.

Maudlin Suit

On October 22, 2003, Melvin Maudlin, a former employee of Pacific Decision Sciences Corporation, referred to as PDSC, filed suit in the Superior Court of California against PDSC, Hark Vasa, a former employee at PDSC and us in connection with a purported trust agreement involving PDSC which, according to Mr. Maudlin, provided that he was to receive monthly payments of $10,000 for approximately 17 years. Mr. Maudlin obtained a pre-judgment right to attach order in the amount of his total claim of $2.1 million, and subsequently obtained a purported writ of attachment of certain PDSC assets, which we successfully appealed and had overturned. In early April 2004, Mr. Maudlin filed a second amended complaint against PDSC and us for breach of contract, breach of fiduciary duties, negligence, “creditor’s suit” under Section 491.310 of the California Code of Civil Procedure, fraudulent conveyance, improper corporate distribution and alter ego. On January 8, 2005, the court ruled in favor of PDSC and us, holding that the purported trust was illegal and void. On January 18, 2005, the judge of the Superior Court of California entered judgment in favor of PDSC and us on all claims asserted against us by Mr. Maudlin. Mr. Maudlin has since filed a notice of appeal. We are unable to predict the outcome of the appeal due to the complexity of the issues at stake and the uncertainty of litigation in general. We intend to vigorously contest the appeal. The suit has not materially affected PDSC’s ability to operate its business but could affect such operations in the future.

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

Digital Angel vs. Allflex USA, Inc and Pet Health Services (USA), Inc.

On October 20, 2004, Digital Angel commenced an action in the United Stated District Court for the District of Minnesota against AllFlex USA, Inc. and Pet Health Services (USA), Inc. This suit claims that Allflex is marketing and selling a syringe implantable identification transponder that infringes a 1993 patent granted to the Company for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable. The suit also claims that PetHealth is using, selling and/or distributing the same transponder in violation of Digital Angel’s patent. The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action. The suit also seeks actual damages, punitive damages and interest, costs and attorneys’ fees. We believe that the suit is well-grounded in law and fact. Allflex has asserted a counterclaim for breach of contract of an existing license agreement between Digital Angel and Allflex and asserted a counterclaim seeking a declaration of the parties’ rights and obligations under the license agreement. Allflex has also moved for a judgment on the pleadings, asserting that the license agreement should act as a bar to a case for infringement. Digital Angel has contested the motion on the ground that Allflex’s actions exceed the scope of the license and constitute an impermissible infringement of the patent. A hearing on this motion was held on March 22, 2005, but the court has not yet ruled on the motion. Discovery in the action has been commenced and is continuing.

Digital Angel vs. Datamars, Inc., Datamars, S.A., The Crystal Import Corporation and Medical Management International, Inc.

On October 20, 2004, Digital Angel commenced an action in the United States District Court for the District of Minnesota against Datamars, Inc., Datamars, S.A., The Crystal Import Corporation, and Medical Management International, Inc. (“Banfield”). This suit claims that the defendants are marketing and selling syringe implantable identification transponders manufactured by Datamars that infringe Digital Angel’s 1993 patent for syringe implantable identification transponders previously found by the United States District Court for the District of Colorado to be enforceable. Certain of the locations in which the infringing transponders are sold, include, but are not limited to, “Banfield, The Pet Hospital” of which certain locations are associated with PetSmart stores. The suit seeks, among other things, an adjudication of infringement and that the infringing parties be enjoined from further improper action. The suit also seeks actual damages, punitive damages and interest, costs and attorneys’ fees. The Company believes that the suit is well-grounded in law and fact. Discovery in the action has been commenced and is continuing.

Crystal Import Corporation vs. Digital Angel, et al.

On approximately December 29, 2004, the Crystal Import Corporation filed an action against AVID Identification Systems, Inc. and Digital Angel Corporation in the United States District Court for the Northern District of Alabama (Court File No. CV-04-CO-3545-S). Crystal’s complaint primarily asserts federal and state antitrust and related claims against AVID, though it also asserts similar claims against Digital Angel. Given the uncertainties associated with all litigation and given that this case was not commenced against Digital Angel until February 2, 2005, we are unable to offer any assessment of the potential liability exposure, if any, to us from this lawsuit. Digital Angel has filed a motion to dismiss the action for failure to state a claim on which relief could be granted, or in the alternative, to have the action transferred to the United States District Court for the District of Minnesota for consolidation with the Datamars patent infringement action referred to above or to have the action stayed until the completion of the Datamars action. The parties have filed briefs on the motion, but an oral argument has not been held, and no ruling on the motion has been made. Discovery in the action has been commenced and is continuing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this report as well as our 2004 Annual Report on Form 10-K.

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

Recent Events

On February 28, 2005, Digital Angel acquired DSD Holding A/S and its wholly-owned subsidiaries Daploma International A/S and Digitag A/S (“DSD”), and as result, DSD became a wholly-owned subsidiary of Digital Angel. DSD produces visual and RFID tags as well as tamper-proof seals for packing and shipping applications. The acquisition is more fully described in Note 7 to the unaudited Condensed Consolidated Financial Statements.

On March 31, 2005, we acquired eXI Wireless, Inc. (“eXI”). eXI offers patient wandering, infant protection and asset tracking/location systems combining automated RFID identification and real-time location technologies. The acquisition is more fully described in Note 7 to the unaudited Condensed Consolidated Financial Statements.

Recent Financial Results

We reported income (loss) from continuing operations of approximately $1.6 million and $(0.4) million for the three-months ended March 31, 2005 and 2004, respectively. Included for the three-months ended March 31, 2005 and 2004 was $2.3 million and $0.6 million, respectively, of interest reduction as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel common stock that we own or exercisable into shares of our common stock or settleable/exercisable into a combination of shares from both companies at the holders’ option. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, increases in the market price of Digital Angel’s common stock result in increases/reductions in our interest expense. Also, included for the three-months ended March 31, 2005 was $0.5 million in recovery of a note receivable that we had previously reserved, and for the three-months ended March 31, 2005 and 2004 $1.3 million and $0.2 million, respectively, of gains attributable to capital transactions of subsidiary. Excluding these items, we incurred a loss from continuing operations of approximately $2.6 million and approximately $1.2 million for the three-months ended March 31, 2005 and 2004, respectively.

We operate in three business segments: Advanced Technology, Digital Angel and InfoTech.

Revenues from each of our segments for the three-months ended March 31, 2005 and 2004 were as follows:

	Three-Months Ended March 31,
Revenue:	2005	2004
	(in thousands)
Advanced Technology	$5,200	$11,260
Digital Angel	13,403	10,771
InfoTech	3,722	4,522
“Corporate/Eliminations”	(387)	(50)
Total	$21,938	$26,503

Our sources of revenue consist of sales of products and services from our three operating segments. Our significant sources of revenue for the three-months ended March 31, 2005 and 2004, were as follows:

	Percentage of Total Revenue
	Three-Months Ended March 31, 2005	Three-Months Ended March 31, 2004
Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	18.1%	37.9%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel segment	36.1%	26.5%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel segment	23.3%	14.0%

Sales of IT hardware and services from our InfoTech segment	17.0%	17.1%

Other products and services	5.5%	4.5%

Total	100.0%	100.0%

Our significant sources of gross profit and gross profit margin by product type for the three-months ended March 31, 2005 and 2004, were as follows:

Gross Profit and Gross Profit Margin by Product Type For the Three-Months Ended March 31, 2005:	Gross Profit (in thousands)	Gross Margin Percentage

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	$1,228	15.0%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel segment	3,171	38.7%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel segment	2,581	31.5%

Sales of IT hardware and services from our InfoTech segment	668	8.1%

Other products and services	551	6.7%

Total	$8,199	100.0%

Gross Profit and Gross Profit Margin by Product Type For the Three-Months Ended March 31, 2004:	Gross Profit (in thousands)	Gross Margin Percentage

Sales of voice, data and video telecommunications networks to government agencies from our Advanced Technology segment	$2,262	27.8%

Visual identification tags and implantable microchips for the companion animal, livestock, laboratory animal, fish and wildlife markets from our Digital Angel segment	2,757	33.9%

GPS enabled tracking and message monitoring, search and rescue equipment, intelligent communications products and services for telemetry, mobile data and radio communications from our Digital Angel segment	1,723	21.2%

Sales of IT hardware and services from our InfoTech segment	779	9.6%

Other products and services	617	7.6%

Total	$8,138	100.0%

The following table summarizes our results of operations as a percentage of net operating revenue for the three-month periods ended March 31, 2005 and 2004, and is derived from the unaudited Condensed Consolidated Statements of Operations in Part I, Item 1 of this report.

	Relationship to Revenue
	Three-Months Ended March 31,
	2005	2004
	%	%
Product revenue	82.7	86.9
Service revenue	17.3	13.1
Total revenue	100.0	100.0
Cost of products sold	55.5	63.2
Cost of services sold	7.1	6.1
Total cost of products and services sold	62.6	69.3
Gross profit	37.4	30.7
Selling, general and administrative expense	40.6	31.3
Research and development	5.9	3.5
Depreciation and amortization	1.9	1.7
Interest and other income	(1.4)	(1.8)
Interest expense reduction	(9.8)	(1.3)
Income (loss) from continuing operations before income taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	0.2	(2.7)
Benefit (provision) for income taxes	0.0	(0.4)
Income (loss) from continuing operations before minority interest and gain (loss) attributable to capital transactions of subsidiary	0.2	(3.1)
Minority interest	1.3	1.0
Net gain (loss) on capital transactions of subsidiary	1.7	(7.4)
Gain attributable to changes in minority interest as a result of capital transactions of subsidiary	4.1	8.1
Gain (loss) from continuing operations	7.3	(1.4)
Loss from discontinued operations	--	(1.0)
Change in estimate on loss on disposal of discontinued operations and operating losses during the phase out period	--	7.9
Net income	7.3	5.5

Results of Operations from Continuing Operations

Income (loss) from continuing operations before taxes, minority interest and net losses attributable to capital transactions of subsidiary from each of our segments for the three-months ended March 31, 2005 and 2004 was as follows (we evaluate performance based on stand-alone segment operating income as presented below):

	Three-Months Ended March 31,
	2005	2004
Income (loss) from continuing operations before taxes,
minority interest and gain attributable to capital
transactions of subsidiary by segment:	(in thousands)

Advanced Technology	$(752)	$735
Digital Angel	(418)	(773)
InfoTech	(63)	9
“Corporate/Eliminations” (1)	1,271	(692)
Total (2)	$38	$(721)

(1) The “Corporate/Eliminations” category includes all amounts recognized upon consolidation of our subsidiaries, such as the elimination of inter-segment revenues, expenses, assets and liabilities. “Corporate/Eliminations” also includes certain interest expense and other expenses associated with corporate activities and functions.

(2) Included for the three-months ended March 31, 2005 and 2004 was $2.3 million and $0.6 million, respectively, of interest reduction as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel common stock that we own or exercisable into shares of our common stock or settleable/exercisable into a combination of shares from both companies at the holders’ option. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, increases in the market price of Digital Angel’s common stock result in increases/reductions in our interest expense. Also, included for the three-months ended March 31, 2005 was $0.5 million in recovery of a note receivable that we had previously reserved. Excluding these items, we incurred a loss from continuing operations before taxes, minority interest, gain (loss) attributable to capital transactions of subsidiary of approximately $2.8 million and approximately $1.3 million for the three-months ended March 31, 2005 and 2004, respectively.

Advanced Technology Segment

Three-Months Ended March 31, 2005 Compared to the Three-Months Ended March 31, 2004

	Three- Months Ended March 31, 2005	% Of Revenue	Three- Months Ended March 31, 2004	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$2,634	50.7	$8,963	79.6	$(6,329)	(70.6)%
Service	2,566	49.3	2,297	20.4	269	11.7
Total revenue	5,200	100.0	11,260	100.0	(6,060)	(53.8)
Gross Profit:
Product (1)	10	0.4	1,500	16.7	(1,490)	(99.3)
Service (2)	1,769	68.9	1,379	60.0	390	28.3
Total gross profit	1,779	34.2	2,879	25.6	(1,100)	(38.2)
Selling, general and administrative expense	2,405	46.3	2,060	18.3	345	16.7
Research and development	104	2.0	69	0.6	35	50.7
Depreciation and amortization	54	1.0	57	0.5	(3)	(5.3)
Interest and other income	(42)	(0.8)	(46)	(0.4)	4	(8.7)
Interest expense	10	0.2	4	0.0	6	150.0
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$(752)	(14.5)	$735	6.5	$(1,487)	(202.3)%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.

Revenue - Revenue decreased in the three-months ended March 31, 2005 compared to the three-months ended March 31, 2004 primarily as a result of the termination of the U.S. Postal Service (USPS) MPI contract. The USPS terminated the contract for convenience in January 2005. Revenues from the USPS MPI contract were approximately $0.3 million and $4.1 million of the Advanced Technology segment’s revenues in the three-months ended March 31, 2005 and 2004, respectively. Prior to receipt of notice of the contract’s termination for convenience, Computer Equity Corporation’s wholly-owned subsidiary, GTI, had fully completed the initial phase of the $18.0 million USPS MPI contract. Under the phase-two option that USPS had exercised, and which expanded the original project, GTI recognized approximately $10.3 million (of a potential $25.0 million) in additional revenue. GTI was entitled to be paid for the portion of the work performed prior to the notice of termination, plus reasonable charges that resulted from the termination.

As a result of the termination of the USPS MPI contract, we anticipate revenues from this segment to decrease in 2005. As a result of the acquisition of eXI on March 31, 2005, it is anticipated that the decrease will be partially offset by eXI’s revenue contribution. To date, we have not recorded significant revenues from sales of our VeriChip™ microchips and scanners. We hope to realize some increase in revenue from VeriChip™ sales during 2005, as a result of the FDA’s clearance of VeriChip™ in October 2004 for certain medical applications, and the synergies eXI is expected to bring to VeriChip Corporation.

Gross Profit and Gross Profit Margin - Gross profit on product sales decreased significantly in the three-months ended March 31, 2005 compared to the three-months ended March 31, 2004 primarily as a result of certain inventory reserves related to the USPS MPI contract. Gross profit on service sales increased $0.4 million in the three-months ended March 31, 2005 compared to the three-months ended March 31, 2004 as a result of additional service revenue related to sales of voice, data and video telecommunications networks. Sales of voice, data and video telecommunications networks generated gross profit of approximately $1.2 million in the three-months ended March 31, 2005, representing 69.0% of the gross profit generated by our Advanced Technology segment in the three-months ended March 31, 2005, compared to $2.3 million, or 78.6% of the segment’s gross profit in the three-months ended March 31, 2004. Gross profit from the call center and customer relationship management software activities remained relatively constant in the three-months ended March 31, 2005 compared to the three-months ended March 31, 2004.

The gross profit margin for our voice, data and video telecommunications networks business was 31.0% in the three-months ended March 31, 2005 compared to 22.5% in three-months ended March 31, 2004. The increase in the gross profit margin primarily reflected the lower margins associated with the recently ended USPS MPI contract.

We expect gross profit to increase from its current levels during the remainder of 2005 as a result of the acquisition of eXI. We hope to realize some increase in gross profit and margins from sales of our VeriChip™ product during 2005.

Selling, General and Administrative Expense - The Advanced Technology segment’s selling, general and administrative expenses increased approximately $0.4 million in the three-months ended March 31, 2005 compared to the three-months ended March 31, 2004. Approximately $0.2 million of the increase related to the expanded sales and marketing efforts for our VeriChip™ product, and approximately $0.2 million related to higher staff levels for our voice, data and video telecommunication networks business. As a result of an expectation of additional contract projects, we had increased our staff levels during the latter part of 2004. We expect our selling, general and administrative expense to increase in the future as a result of the eXI acquisition. This increase will be partially offset by a reduction in staff levels for our voice, data and video telecommunication networks business if the additional contract projects do not materialize.

Research and Development Expense - Research and development expense increased in the three-months ended March 31, 2005 compared to the three-months ended March 31, 2004 as a result of research and development efforts related to our proprietary call center software.

Digital Angel Segment

Three-Months Ended March 31, 2005 Compared to the Three-Months Ended March 31, 2004

	Three- Months Ended March 31, 2005	% Of Revenue	Three- Months Ended March 31, 2004	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$12,697	94.7	$10,512	97.6	$2,185	20.8%
Service	706	5.3	259	2.4	447	171.9
Total revenue	13,403	100.0	10,771	100.0	2,632	24.4
Gross Profit:
Product (1)	5,594	44.0	4,383	41.7	1,211	27.7
Service (2)	401	56.8	146	56.4	255	174.7
Total gross profit	5,995	44.7	4,529	42.0	1,466	32.4
Selling, general and administrative expense	5,022	37.5	4,107	38.1	915	22.3
Research and development	1,086	8.1	669	6.2	417	62.3
Depreciation and amortization	306	2.3	317	2.9	(11)	(3.5)
Interest and other income	(103)	(0.8)	(8)	(0.1)	(95)	(1,187.5)
Interest expense	102	0.8	217	2.0	(115)	(53.0)
Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary (3)	$(418)	(3.1)	$(773)	(7.2)	$355	46.0%

(1)	The percentage of revenue is calculated as a percentage of product revenue.
(2)	The percentage of revenue is calculated as a percentage of service revenue.
(3)
The amount for the three-months ended March 31, 2004 excludes realized loss of $0.7 million and unrealized loss of $1.9 million associated with the sale of our common stock, which was issued to Digital Angel under the terms of a share exchange agreement. These losses have been reflected as additional expense in the separate financial statements of Digital Angel included in its Form 10-Q for the three-months ended March 31, 2005.

Revenue - Digital Angel’s Animal Applications division’s revenue increased in the three-months ended March 31, 2005 compared to the three-month period ended March 31, 2004. The increase in revenue was principally due to an increase in microchip and visual product sales to livestock customers of approximately $0.7 million, an increase in microchip sales to companion animal customers of approximately $0.1 million and the inclusion of $0.6 million of revenue from DSD. DSD was acquired on February 28, 2005. These increases in sales were partially offset by a decrease in sales to fish and wildlife and other customers of approximately $0.2 million.

Digital Angel’s GPS and Radio Communication division’s revenue increased $1.4 million in the three-months ended March 31, 2005 compared to the three-months ended March 31, 2004. The increase primarily relates to increased revenue related to shipments of the SARBE G2R pilot locator beacon to fulfill a contract with the government of India.

We anticipate that our Digital Angel segment’s revenues will continue to increase during 2005, as a result of the acquisition of DSD on February 28, 2005, as well as through growth of its existing businesses. Several bills proposing the establishment of a national electronic identification program for livestock have recently been introduced in Congress. We cannot estimate the impact a national identification program would have on Digital Angel’s revenue. However, if implemented, it is not improbable that the impact would be favorable.

Gross Profit and Gross Profit Margin - The Animal Applications division’s gross profit increased in the three-months ended March 31, 2005 compared to the three-months ended March 31, 2004. We attribute $0.4 million of the increase to the previously mentioned sales increase and the inclusion of $0.2 million of gross profit from DSD. The gross margin percentage increased to 41.1% in the three-months ended March 31, 2005 as compared to 39.7% in the three-months ended March 31, 2004 due to a mix of higher margin revenue in the three-months ended March 31, 2005 compared to the three-months ended March 31, 2004.

The GPS and Radio Communications division’s gross profit increased $0.9 million in the three-months ended March 31, 2005 as compared to the three-months ended March 31, 2004. The gross margin percentage increased to 50.5% in the three-months ended March 31, 2005 as compared to 46.6% in the three-months period ended March 31, 2004. The increase in gross profit margin results primarily from higher margins related to shipments of the SARBE G2R pilot locator beacon.

Selling, General and Administrative Expense - The increase in selling, general and administrative expenses relates to increased legal and accounting expense, $0.1 million of expense related to DSD and increased sales and marketing expenses associated with sales of the SARBE G2R pilot locator beacon. As a percentage of revenue, selling, general and administrative expenses decreased in the three-months ended March 31, 2005 from the three-months ended March 31, 2004 primarily due to the increase in sales in the current period.

Research and Development Expense - Research and development expense increased in the three-months ended March 31, 2005 as compared to the three-months ended March 31, 2004. Approximately $0.1 million of the increase is related to the development of a RFID antenna detection system and $0.2 million is related to OuterLink’s research and development efforts. OuterLink was acquired on January 22, 2004.

Depreciation and Amortization - Depreciation and Amortization expense remained relatively constant in the three-months ended March 31, 2005 compared to the three-months ended March 31, 2004.

Interest Expense - Interest expense decreased as a result of the reduction in Digital Angel’s debt to $6.0 million at March 31, 2005 from $8.8 million at March 31, 2004. We assumed $3.8 million of debt in the acquisition of DSD on February 28, 2005.

InfoTech Segment

Three-Months Ended March 31, 2005 Compared to the Three-Months Ended March 31, 2004

	Three-Months Ended March 31, 2005	% Of Revenue	Three- Months Ended March 31, 2004	% Of Revenue	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Product	$3,190	85.7	$3,614	79.9	$(424)	(11.7)%
Service	532	14.3	908	20.1	(376)	(41.4)
Total revenue	3,722	100.0	4,522	100.0	(800)	(17.7)
Gross Profit:
Product (1)	589	18.5	465	12.9	124	26.7
Service (2)	78	14.7	314	34.6	(235)	(74.8)
Total gross profit	667	17.9	779	17.2	(111)	(14.2)
Selling, general and administrative expense	692	18.6	761	16.8	(69)	(9.1)
Depreciation and amortization	23	0.6	46	1.0	(23)	(50.0)
Interest and other income	(40)	(1.1)	(41)	(0.9)	(1)	(2.4)
Interest expense	56	1.5	4	0.1	52	1,300.0

Loss from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$(63)	(1.7)	$9	0.2	$(72)	(800.0)%

(1) The percentage of revenue is calculated as a percentage of product revenue.
(2) The percentage of revenue is calculated as a percentage of service revenue.

Revenue - The decrease in InfoTech’s product revenue for the three-months ended March 31, 2005 was primarily a result of lower product sales to several of our large customers compared to the three months ended March 31, 2004. Additionally, we had a significant reduction in volume in one of our major service contracts. Service revenue decreased in the three-months ended March 31, 2005 compared to the three-months ended March 31, 2004 due to a drop in time and material services sales. During the remainder of 2005, we are hopeful that InfoTech’s sales volumes will to return to levels at or above last year due to the improved IT market conditions and our continued focus on high-end, Intel-based products and related services.

Gross Profit and Gross Profit Margin - The decrease in InfoTech’s gross profit in the three-months ended March 31, 2005 compared to the three-months ended March 31, 2004 was primarily due to the overall decrease in both product and service revenue. Total gross profit margin increased from 17.2% in the three-months ended March 31, 2004 to 17.9% in the three-months ended March 31, 2005. The increase was due to increased margins for our product sales as a result of an increase in high-end product sales, which was partially offset by low service margins stemming from an under utilization of technicians and engineers during the three-months ended March 31, 2005. We expect InfoTech’s service margins to improve and return to normal levels during the remainder of 2005 as a result of realizing the benefit of certain staffing adjustments that were made at the end of the three-months ended March 31, 2005, improved utilization of our engineers due to upcoming projects, and continued focus on selling high-end products and related services.

Selling, General and Administrative Expense - The decrease in InfoTech’s selling, general and administrative expense was primarily due to the reversal of a portion of our accrued litigation reserve following the settlement of the lawsuit with InfoTech’s former President, Chief Executive Officer and Director, Anat Ebenstein. This was somewhat offset by salary increases given to non-management personnel, higher selling expense and increased accounting expenses associated with Section 404 of the Sarbanes-Oxley Act of 2002. We expect InfoTech’s management and administrative staff to be sufficient to meet customer demand, however we may need to add additional personnel in the sales and technical areas of the business as sales volume increases. InfoTech’s accounting fees in 2005 are expected to be higher than last year’s due to expenses related to Section 404 of the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization - The decrease in depreciation expense in the three-months ended March 31, 2005 as compared to three-months ended March 31, 2004 was primarily attributable to fully depreciating certain assets as of the end of 2004.

Interest and Other Income - Interest income is earned in connection with a loan from InfoTech to us. The loan bears interest at 16% per annum and matures on June 30, 2005. The loan is not reflected on our unaudited Condensed Consolidated Balance Sheets, as it is eliminated in consolidation. The interest income and expense (the interest expense is reflected in the “Corporate/Eliminations” results below) are also eliminated in consolidation.

Interest Expense - The increase in interest expense in the three-months ended March 31, 2005 was primarily a result of interest expense InfoTech incurred in connection with its credit facility with Wells Fargo Business Credit, Inc. (“Wells Fargo”). InfoTech entered into the credit facility with Wells Fargo on June 30, 2004.

“Corporate/Eliminations”

Three-Months Ended March 31, 2005 Compared to the Three-Months Ended March 31, 2004

	2005	2004	Change Increase (Decrease)
	(dollar amounts in thousands)
Revenue:
Elimination of intercompany product revenue	$(387)	$(50)	$(337)	674.0%
Total	(387)	(50)	(337)	674.0
Gross Profit:
Elimination of intercompany product gross profit	(243)	(49)	(194)	(395.9)
Total	(243)	(49)	(194)	(395.9)
Selling, general and administrative expense	787	1,362	(575)	(42.2)
Research and development	111	187	(76)	(40.6)
Depreciation and amortization	43	32	11	34.4
Interest and other income	(127)	(371)	244	(65.8)
Interest expense	(2,328)	(567)	(1,761)	310.6
(Loss) income from continuing operations before taxes, minority interest and gain (loss) attributable to capital transactions of subsidiary	$1,271	$(692)	$(1,963)	(284.1)%

Selling, General and Administrative Expense - The decrease in selling, general and administrative expense in the three-months ended March 31, 2005 as compared to the three-months ended March 31, 2004 was primarily a result of bonus expense of approximately $0.7 million recorded during the three-months ended March 31, 2004, as compared to bonus expense of approximately $0.1 million recorded during the three-months ended March 31, 2005. The bonuses were accrued under the terms of an executive/senior management Incentive Recognition Policy and are based upon the achievement of certain prescribed goals.

Research and Development Expense - During mid-2004, we made a decision to downsize our Research Group.  In January 2005 and again in March 2005, we made decisions to downsize our Research Group further, and effective March 31, 2005, we no longer had a Corporate Research Group. All of our research and development will now be handled through our segments.

Interest and Other Income - Interest and Other Income is primarily a function of our short-term investments and interest earned on notes receivable.

Interest Expense Reduction - Our interest expense varies as a result of increases and/or decreases in the market price of Digital Angel’s common stock. This is a result of the warrants that we issued to the purchasers of our debentures issued on June 30, 2003. The debentures were fully converted as of December 31, 2003. The liability for the warrants, to the extent potentially settleable in shares of the Digital Angel common stock owned by us, is required to be revalued at each reporting period with any resulting increase/(decrease) being charged/(credited) to operations as an increase/reduction in interest expense. The warrants are settleable into shares of the Digital Angel common stock that we own or exercisable into shares of our common stock or settleable/exercisable into a combination of shares from both companies at the holders’ option. As of March 31, 2005, warrants were outstanding and settleable into 0.8 million shares of the Digital Angel common stock that we own or exercisable into 0.4 million shares of our common stock. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, increases in the market price of Digital Angel’s common stock result in increases/reductions in our interest expense. During the three-months ended March 31, 2005 and 2004, we recorded interest expense reductions of $2.3 million and $0.6 million, respectively, as a result of such revaluations.

Income Taxes

We had effective (benefit) income tax rates of (34.2)% and 12.8% in March 31, 2005 and 2004, respectively. Differences in the effective income tax rates from the statutory federal income tax rate arise from state taxes (benefits) net of federal benefits, the increase or reduction of valuation allowances related to net operating loss carry forwards, non-deductible goodwill amortization associated with acquisitions and other deferred tax assets. As of March 31, 2005, we have provided a valuation allowance to fully reserve our net operating loss carry forwards and our other existing net deferred tax assets, primarily as a result of our recent losses.

Net Gain/Loss on Capital Transactions of Subsidiary and Loss Attributable to Changes in Minority Interest as a Result of Capital Transactions of Subsidiary

Gains where realized and losses on issuances of shares of stock by our consolidated subsidiary, Digital Angel, are reflected in the Condensed Consolidated Statement of Operations. We determined that such recognition of gains and losses on issuances of shares of stock by Digital Angel was appropriate since the shares issued to date were not sales of unissued shares in a public offering, we do not plan to reacquire the shares issued and the value of the proceeds could be objectively determined.

During the three-months ended March 31, 2005 and 2004, we recorded a gain of $0.4 million and a loss of $2.0 million, respectively, on the issuances of 0.2 million and 3.7 million shares of Digital Angel’s common stock, respectively. Digital Angel issued 3.0 million of the shares during the three-months ending March 31, 2004 as a result of the share exchange agreement between Digital Angel and us, as discussed above. The 0.6 million shares that were issued by Digital Angel on February 25, 2005 under the terms of the share exchange agreement between Digital Angel and us, as discussed in Note 7 to the unaudited Condensed Consolidated Financial Statements, did not result in a gain or loss on issuance. The value of the minority owners' interest in the 0.6 million shares of approximately $1.6 million has been recorded as goodwill. The remaining 0.2 million and 0.7 million shares issued during the three-months ended March 31, 2005 and 2004, respectively, resulted from the exercise of Digital Angel’s stock options and warrants and the conversion of its preferred stock. The loss is comprised of (i) the minority owners’ interest in the value of the 3.0 million shares issued by Digital Angel in March 2004 under the first share exchange agreement, and (ii) net of gains from the issuance of shares in connection with the exercise of options and warrants and the conversion of preferred stock. The net gains resulted from the difference between the carrying amount of our pro-rata share of our investment in Digital Angel and the net proceeds from the issuances of the stock.

In addition, we recorded a gain of $0.9 million and $2.2 million during the three-months ended March 31, 2005 and 2004, respectively, attributable to changes in the minority interest ownership as a result of the capital transactions of Digital Angel.

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

Medical Systems was one of our reporting units in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Accordingly, the financial condition, results of operations and cash flows of Medical Systems have been reported as discontinued operations for all periods presented. The following discloses the operating losses from discontinued operations for the three-months ended March 31, 2004, consisting of loss attributable to Medical Systems:

Three-Months Ended March 31,
2004
(In thousands)
Product revenue	$165
Service revenue	190
Total revenue	355
Cost of products sold	66
Cost of services sold	236
Total cost of products and services sold	302
Gross profit	53
Selling, general and administrative expense	312
Depreciation and amortization	87
Interest expense	33
Minority interest	(127)
Income (loss) from discontinued operations	$252

The above results do not include any allocated or common overhead expenses. We have not provided a provision/benefit for income taxes on the income/losses attributable to Medical Systems. We do not anticipate Medical Systems incurring additional losses in the future. However, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), any additional operating losses will be reflected in our financial condition and results of operations as incurred.

On March 1, 2001, our board of directors approved a plan to offer for sale our IntelleSale business segment and several other non-core businesses. Prior to approving the plan, the assets and results of operations of the non-core businesses had been segregated for external and internal financial reporting purposes from our assets and results of operations. All of these non-core businesses were part of their own reporting unit for segment reporting purposes and all of these businesses were being held for sale. These five individually managed businesses operated in manufacturing and fabricating industries apart from our core businesses. Accordingly, these operating results have been reclassified and reported as discontinued operations for all periods presented. The plan of disposal anticipated that these entities would be sold or closed within 12 months from March 1, 2001, the defined “measurement date”.

We have sold or closed all of the businesses comprising discontinued operations. Proceeds from the sales of discontinued operations companies were used primarily to repay debt.

We accounted for our Intellesale segment and our other non-core businesses as discontinued operations in accordance with APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events

and Transactions (“APB No. 30”). APB No. 30, of which portions related to the accounting for discontinued operations have been superceded by the provisions of FAS 144, required that we accrue estimates for future operating losses, gains/losses on sale, costs to dispose and carrying costs of these businesses at the time the businesses were discontinued. Accordingly, at December 31, 2000, we recorded a provision for operating losses and carrying costs during the phase-out period for our Intellesale and other non-core businesses including estimated disposal costs to be incurred in selling the businesses. Carrying costs consisted primarily of cancellation of facility and equipment leases, legal settlements, employment contract buyouts and sales tax liabilities.

During the three-months ended March 31, 2005 and 2004, we (increased) reduced the estimated loss on disposal of discontinued operations of by approximately $(4,000) and $2.1 million, respectively. During the three-month ended March 31, 2004 certain carrying costs were settled for less than previously anticipated. Carrying costs totaled $0.9 million and $0.9 million as of March 31, 2005 and December 31, 2004, respectively. We do not anticipate any future losses related to discontinued operations as a result of changes in carrying costs. However, actual losses could differ from our estimates and any adjustments will be reflected in our future financial statements.

Net Income

We reported net income of approximately $1.6 million and $1.5 million for the three-months ended March 31, 2005 and 2004, respectively. Included for the three-months ended March 31, 2005 and 2004 was $2.3 million and $0.6 million, respectively, of interest reduction as a result of the revaluation of certain common stock warrants. The warrants are settleable into shares of the Digital Angel common stock that we own or exercisable into shares of our common stock or settleable/exercisable into a combination of shares from both companies at the holders’ option. As a result of the holders having the option to settle the warrants in shares of the Digital Angel common stock that we own, increases in the market price of Digital Angel’s common stock result in increases/reductions in our interest expense. Also, included for the three-months ended March 31, 2005 was $0.5 million in recovery of a note receivable that we had previously reserved, for the three-months ended March 31, 2005 and 2004 $1.3 million and $0.2 million, respectively, of gains attributable to capital transactions of subsidiary, and for the three-months ended March 31, 2004 income from discontinued operations of $1.9 million. Excluding these items, we incurred a net loss of approximately $2.5 million and approximately $1.2 million for the three-months ended March 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES FROM CONTINUING OPERATIONS

As of March 31, 2005, cash and cash equivalents totaled $26.2 million, a decrease of $4.6 million, or 14.9%, from $30.8 million at December 31, 2004.

Operating activities used cash of $3.2 million and $4.2 million during the three-months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, cash was used primarily for payments of accounts payable, accrued expenses, and other long-term liabilities and inventory. During the three months ended March 31, 2004, cash was used primarily for payments of accounts payable, accrued expenses, and other long-term liabilities and to fund Discontinued Operations.

Accounts and unbilled receivables, net of allowance for doubtful accounts, remained relatively constant at $16.8 million at March 31, 2005 compared to $16.6 million at December 31, 2004. Increases in accounts receivable from the acquisitions of DSD and eXI during the three-months ended March 31, 2005, were offset by a reduction of receivables resulting from the decrease in revenue in the three-months March 31, 2005 as compared to the three-months ended December 31, 2004.

Inventory increased by approximately $3.1 million, or 37.5%, to $11.2 million at March 31, 2005, from $8.1 million at December 31, 2004. We attribute the increase primarily the acquisitions of DSD and eXI during the three-months ended March 31, 2005, which contributed $1.4 million and $0.4 million of the increase, respectively, to an increase in call center software inventory and to an increase in inventory related to Digital Angel’s Animal Applications division.

Accounts payable increased by $3.4 million, or 36.6%, to $12.7 million at March 31, 2005, from $9.3 million at December 31, 2004, due primarily the acquisitions of DSD and eXI during the three-months ended March 31, 2005.

Accrued expenses decreased by $4.0 million, or 19.2%, to $16.8 million at March 31, 2005, from $20.8 million at December 31, 2004, due primarily to payments during the three-months ended March 31, 2005 of bonuses and other items that were accrued at December 31, 2004.

Investing activities used cash of $0.4 million and provided cash of $0.4 million during the three-months ended March 31, 2005 and 2004, respectively. During the three-months ended March 31, 2005, cash of $0.9 million was used for payments of costs of business acquisitions, net of cash acquired and cash of $.4 million was used to purchase property and equipment. Partially offsetting these uses was cash of $0.8 million provided from the collection of notes receivable. During the three-months ended March 31, 2004, cash of $0.6 million was provided from the collection of notes receivable, and cash of $0.2 million was used to purchase property and equipment.

Financing activities used cash of $1.1 million and provided cash of $3.2 million during the three-months ended March 31, 2005 and 2004, respectively. During the three-months ended March 31, 2005, $1.9 million of cash was used for payment of borrowings and notes payable and cash of $0.7 million was provided from the issuances of common shares. During the three-months ended March 31, 2004, cash of $1.6 million was provided from the issuances of common shares, and $0.8 million of cash was provided by borrowings against notes payable.

Financial Condition

As of March 31, 2005, our consolidated cash and cash equivalents totaled $26.2 million. In addition, included in Other Current Assets at March 31, 2005 was $5.0 million associated with a receivable for the Series C Warrants, which were exercised on March 31, 2005 as discussed in Note 3 to our unaudited Condensed Consolidated Financial Statements. The warrant proceeds were received on April 1, 2005. Our Advanced Technology segment and “Corporate/Eliminations” had a combined cash balance of $10.9 million, Digital Angel had a cash balance of $14.9 million, and InfoTech had a cash balance of $0.4 million. The specific components and the approximate amount of funds that we anticipate that we will need to continue operating for the next twelve months are as follows:

o	To fund operations (excluding research and development) -$3.0 million;

o	To fund research and development - $5.0 million;

o	To fund capital expenditures - $2.5 million (we do not have any material commitments for capital expenditures); and

o	To fund principal debt payments - approximately $2.1 million.

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

Liquidity

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
  Third, we will attempt to expand the market for our VeriChipTM product, particularly for its medical, security and financial applications; and
  Fourth, we will attempt to realize positive cash flow with respect to our investment in Digital Angel™ in order to provide us with an appropriate return on our investment.
We have established a management plan intended to guide us in achieving profitability and positive cash flows from operations over the next 12 months. The major components of our plan are as follows:

  to attempt to establish a sustainable positive cash flow business model;
  to attempt to produce additional cash flow and revenue from our advanced technology products - VeriChipTM, Bio-ThermoTM and Thermo LifeTM;

  to attempt to generate additional liquidity through divestiture of business units and assets that are not critical to us;

  to attempt to expand the markets/distribution channels for VeriChip™ through the acquisition of eXI which provides VeriChip Corporation with a complementary company that brings experienced management, revenue and a synergistic customer base; and

  to attempt to continue Digital Angel’s growth under the leadership of its management team and through strategic acquisitions such as the recent acquisition of DSD.

No assurance can be given that we will be successful in implementing the plan. Our profitability and liquidity depends on many factors, including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and bring to market our new products and technologies.

We believe that with the cash we have on hand and the revenue and related cash flows we expect to generate during the next 12 months from our Advanced Technology segment, we will have sufficient funds available to cover the operating expenses of this segment as well as our corporate overhead (exclusive of the corporate overhead of Digital Angel and InfoTech) for the next 12 months. We believe that Digital Angel has sufficient funds, with related cash flows, to cover its operating expenses over the next 12 to 24 months due to its cash on hand and its expected cash flow from operations. We believe that our InfoTech segment will have sufficient funds to cover its operating expenses over the next 12 months as a result of cash flow from operations, availability under the credit facility with Wells Fargo and the wholesale financing agreement with IBM Credit LLC.

During 2005 and beyond, our focus will be to generate significant revenue and cash flow from VeriChip™, Bio-Thermo™ and Thermo Life™ products. We hope to realize positive cash flow in the next twelve months and beyond as these products gain customer acceptance and awareness throughout the world.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which replaces FAS 123 and supercedes APB No. 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provision of FAS 123R will become effective for us beginning January 1, 2006, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. We are evaluating the requirements of FAS 123R and expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting FAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under FAS 123. In addition, we have not yet determined the impact of FAS 123R on our compensation policies or plans, if any.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

Forward-Looking Statements and Associated Risk.

This Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, and includes statements relating to:

•	our growth strategies including, without limitation, our ability to deploy our products and services including VeriChip™, Bio-Thermo™, Digital Angel™, Thermo Life™, HALO™, RoamAlert™ and Assetrac™.

•	anticipated trends in our business and demographics;

•	the ability to hire and retain skilled personnel;

•	relationships with and dependence on technological partners;

•	uncertainties relating to customer plans and commitments;

•	our ability to successfully integrate the business operations of acquired companies;

•	our future profitability and liquidity;

•	on our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties;

•	governmental export and import policies, global trade policies, worldwide political stability and economic growth;

•	regulatory, competitive or other economic influences; and

•	all statements referring to the future or future events.

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

The information in this Form 10-Q is as of March 31, 2005, or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

With our United Kingdom, Denmark and Canadian subsidiaries we have operations and sales in various regions of the world. Additionally, we export and import to and from other countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses are denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs or those of our competitors.

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. As of March 31, 2005, our debt consisted of InfoTech’s borrowings under its credit facility with Wells Fargo bearing interest at prime plus 3%, Digital Angel’s borrowings under a Danish credit facility bearing interest at prime plus 2%, and a mortgage and capitalized leases with fixed or implicit interest rates. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are short-term.

Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosure is required.

Due to the de minimis amounts of foreign currency gains/losses recorded in our unaudited Condensed Consolidated Statements of Operations and the de minimis amount of foreign currency translation adjustment included in Other Comprehensive Income, we have concluded that there is no material market risk exposure, and therefore, no quantitative tabular disclosure is required. A 10% change in the applicable foreign exchange rates would result in an increase or decrease in our foreign currency gains and losses and translation adjustments of a de minimis amount.

The table below presents the principal amount and weighted-average interest rate for our debt portfolio:

Carrying Value at
Dollars in Millions	March 31, 2005
Total notes payable and long-term debt	$6.2
Notes payable bearing interest at fixed interest rates	$2.4
Weighted-average interest rate during the three-months ended March 31, 2005	11.5%(1))

(1)  The weighted-average interest rate during the three-months ended March 31, 2005 excluded the impact of approximately $2.3 million of non-cash interest expense reduction associated with the revaluation of warrants which are settleable in shares of the Digital Angel common stock owned by us.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d - 15(e)) as of the end of the quarterly period ended March 31, 2005. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of reasonable assurance.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are currently involved in several legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims, and as of March 31, 2005, we have recorded approximately $3.4 million in reserves with respect to such claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe the outcome of these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates. See Note 12 to our unaudited Condensed Consolidated Financial Statements for a description of certain of these proceedings, incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as reported on our Current Reports on Form 8-K, we did not have any unregistered sales of equity securities during the three-months ended March 31, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

During the three-months ended March 31, 2005, the Company submitted an application to the NASDAQ Stock Market for inclusion of the Company’s common stock on the NASDAQ National Market. Currently, the Company’s common stock trades on the NASDAQ SmallCap Market. The Company met all of the initial quantitative listing requirements under certain of the applicable NASDAQ National Stock Market listing standards at the time of submission of the application. Subsequent to the submission of the application, the Company has maintained compliance with all of these requirements with the exception of the minimum $5.00 per share bid price. Consequently, the Company has withdrawn its application. The Company intends to resubmit an application if, and when, its stock trades over $5.00 per share for a period of time (assuming the other listing requirements are then met).

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

APPLIED DIGITAL SOLUTIONS, INC. (Registrant)

Dated: May 9, 2005	By:	/S/ EVAN C. MCKEOWN
Evan C. McKeown Senior Vice President, Chief Financial Officer

EXHIBITS

Exhibit
No.	Description

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

10.1	Amendment to Satellite Strategic Finance Associates LLC Series C Warrant dated March 31, 2005*

31.1	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)*

31.2	Certification by Evan C. McKeown, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

_______
* - Filed herewith